Form 10-K
period 1993-12-31
BARD C R INC /NJ/
filed 1994-03-31
CIK 9892

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1993
                         Commission File Number 1-6926

                               C. R. BARD, INC.
            (Exact name of registrant as specified in its charter)

       New Jersey                           22-1454160
(State of incorporation)       (I.R.S. Employer Identification No.)

              730 Central Avenue, Murray Hill, New Jersey  07974
                   (Address of principal executive offices)

Registrant's telephone number, including area code: (908) 277-8000

          Securities registered pursuant to Section 12(b) of the Act:

      Title of each class      Name of each exchange on which registered

Common Stock - $.25 par value            New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $1,466,900,000 based on the closing price of stock traded on the New York Stock
Exchange on February 28, 1994. As of February 28, 1994, there were 52,158,171 shares of Common Stock, $.25 par value per share, outstanding.

The Company's definitive Proxy Statement dated March 10, 1994 has been incorporated by reference with respect to certain information contained therein in Part III and Part IV of this Form 10-K.

The exhibit index is located in Part IV, Item 14, Page IV-1.

PART I

Item 1.  Business

General Development of Business

The Company was started by Charles Russell Bard in 1907. One of its first medical products was the silk urethral catheter imported from France. In 1923, the Company was incorporated as C. R. Bard, Inc. and distributed an assortment of urological and surgical products. Bard became a publicly-traded company in 1963 and five years later was traded on the New York Stock Exchange.

In 1966, Bard acquired its supplier of urological and cardiovascular specialty products - the United States Catheter & Instrument Co. In 1980 Bard acquired its major source of the Foley catheter - Davol Inc. Numerous other acquisitions were made over the last thirty-three years broadening Bard's product lines.
Today, C. R. Bard, Inc. is a leading multinational developer, manufacturer and marketer of health care products.

1993 sales of $970.8 million decreased 2% from 1992. Net income for 1993 totaled $56 million or $1.07 per share, and both decreased 25 percent against 1992.


Product Group Information

Bard is engaged in the design, manufacture, packaging, distribution and sale of medical, surgical, diagnostic and patient care devices. Hospitals, physicians and nursing homes purchase approximately 90% of the Company's products, most of which are used once and discarded.

The following table sets forth for the last three years ended
December 31, 1993, the approximate percentage contribution to Bard's consolidated net sales. The figures are on a worldwide basis.

                                     Years Ended December 31,
                                    1993       1992         1991

      Cardiovascular                 40%        41%          41%
      Urological                     26%        25%          25%
      Surgical                       34%        34%          34%

       Total                        100%       100%         100%

Narrative Description of Business

General

Traditionally, Bard has been known for its products in the urological field, where its Foley catheter is the leading device for bladder drainage. Today, Bard's largest product group is in cardiovascular care devices, contributing approximately 40% of consolidated net sales, with a wide range of products, including USCI balloon angioplasty catheters used for nonsurgical treatment of obstructed arteries. Additionally, Bard has important positions in the area of surgical products.

Bard continually expands its research toward the improvement of existing products and the development of new ones. It has pioneered in the development of disposable medical products for standardized procedures.

Bard's domestic sales may be grouped into three principal product lines: cardiovascular, urological and surgical. International sales include most of the same products manufactured and sold by Bard's domestic operations. Domestic and international sales are combined for product group sales presentation.

Cardiovascular - Bard's line of cardiovascular products includes balloon angioplasty catheters, steerable guidewires, guide catheters and inflation devices; angiography catheters and accessories; introducer sheaths; electrophysiology products including cardiac mapping and electrophysiology laboratory systems, and diagnostic and temporary pacing electrode catheters;
cardiopulmonary support systems; and blood oxygenators and related products used in open-heart surgery.

Urological - Bard offers a complete line of urological products including Foley catheters, procedural kits and trays and related urine monitoring and collection systems; biopsy and other cancer detection products; ureteral stents; and specialty devices for incontinence, ureteroscopic procedures and stone removal.

Surgical - Bard's surgical products include specialty access catheters and ports; implantable blood vessel replacements; fabrics and meshes for vessel and hernia repair; surgical suction and irrigation devices; wound and chest drainage systems; devices for endoscopic, orthopaedic and laparoscopic surgery; blood management devices; products for wound management and skin care; and percutaneous feeding devices.

International - Bard markets cardiovascular, urological and surgical products throughout the world. Principal markets are Japan, Canada, the United Kingdom and Continental Europe. Approximately two-thirds of the sales in this segment are of products manufactured by Bard in its facilities in the United Kingdom, Ireland and Malaysia. The balance of the sales are from products manufactured in the United States, Puerto Rico or Mexico, for export. Bard's foreign operations are subject to the usual risks of doing business abroad, including restrictions on currency transfer, exchange fluctuations and possible adverse government regulations. See footnote 10 in the Notes to Consolidated Financial Statements for additional information.

Product Recalls - In February 1990 the Mini-Profile and Probe balloon angioplasty catheters were withdrawn from the U.S. market due to claims from the FDA that the Company had failed to follow appropriate legal and regulatory procedures. In March 1990, the Company voluntarily withdrew its Sprint and Solo angioplasty catheters from the U.S. market after an internal investigation revealed the commercial versions had not received proper regulatory approval. These withdrawals, accompanied with the withdrawal in 1989 of the New Probe angioplasty catheter, had effectively withdrawn the Company from the U.S. balloon angioplasty market. In 1991 the Company received approval from the FDA to market the New Probe, Force and Sprint balloon angioplasty catheters in the U.S. During the fourth quarter of 1992 the Solo balloon angioplasty catheter was approved for U.S. marketing. See Item 3. Legal Proceedings for additional information.

Competition

The Company knows of no published statistics permitting a general industry classification which would be meaningful as applied to the Company's variety of products. However, products sold by the Company are in substantial competition with those of many other firms, including a number of larger well-established companies.
The Company depends more on its consistently reliable product quality and dependable service and its ability to develop products to meet market needs than on patent protection, although some of its products are patented or are the subject of patent applications.

Marketing

The Company's products are distributed domestically directly to hospitals and other institutions as well as through numerous hospital/surgical supply and other medical specialty distributors with whom the Company has distributor agreements. In international markets, products are distributed either directly or through distributors with the practice varying by country. Sales promotion is carried on by full-time representatives of the Company in domestic and international markets.

In 1993 no commercial customer accounted for more than 8% of the Company's sales and the five largest commercial customers combined accounted for approximately 22% of such sales. Combined sales to federal agencies accounted for less than 2% of sales in 1993.

In order to service its customers, both in the U.S. and outside the U.S., the Company maintains inventories at distribution facilities in most of its principal marketing areas. Orders are normally shipped within a matter of days after receipt of customer orders, except for items temporarily out of stock, and backlog is normally not significant in the business of the Company.

Most of the products sold by the Company, whether manufactured by it or by others, are sold under the BARD trade name or trademark or other trademarks owned by the Company. Such products manufactured for the Company by outside suppliers are produced according to the Company's specifications.

Regulation

The development, manufacture, sale and distribution of the Company's products are subject to comprehensive government regulation. Government regulation by various federal, state and local agencies, which includes detailed inspection of and controls over research and laboratory procedures, clinical investigations, manufacturing, marketing, sampling, distribution, recordkeeping, storage and disposal practices, substantially increases the time, difficulty, and costs incurred in obtaining and maintaining the approval to market newly developed and existing products. Government regulatory actions can result in the seizure or recall of products, suspension or revocation of the authority necessary for their production and sale, and other civil or criminal sanctions.

In the United States comprehensive legislation has been proposed that would make significant changes to the availability, delivery and payment for healthcare products and services. It is the intent of such proposed legislation to provide health and medical insurance for all United States citizens and to reduce the rate of increases in United States healthcare expenditures. The Company believes it is not possible to predict the extent to which the Company or the healthcare industry in general might be affected by the enactment of such or similar legislation.

Raw Materials

The Company uses a wide variety of readily available plastic, textiles, alloys and rubbers for conversion into its devices. Two large, U.S.-based chemical suppliers have sought to restrict the sale of certain of their materials to the device industry for use
in implantable products.   Although  one  guiding  principle in the
adoption of this policy is the avoidance of negative economic effect on the health care industry, a small portion of our product lines may face a short-term threat to the continuity of their raw material supply. The companies have indicated that their action is based on product liability concerns. Bard and the medical device industry are working to resolve this problem in general and with these suppliers to assure a continuing supply of necessary raw materials.

Environment

The Company continues to address current and pending environmental regulations relating to its use of Ethylene Oxide and CFC's for the sterilization of some of its products. The Company is complying with regulations reducing permitted EtO emissions by installing scrubbing equipment and adjusting its processes. The Company recognizes the Montreal Protocol Treaty which plans for the reduction of CFC use worldwide and the Company has established a goal of reducing its own use of CFC's for sterilization more rapidly than is required by this treaty. Facilities, processes and equipment are required to achieve these goals and meet these regulations. The Company has eliminated over 95% of CFC use for sterilization. The Company intends to continue to reduce this use of CFC's faster than treaty goals. Capital expenditures required will not significantly adversely affect the Company's earnings or competitive position.

Employees

The Company employs approximately 8,450 persons.
Seasonality

The Company's business is not affected to any material extent by seasonal factors.

Research and Development

The Company's research and development expenditures amounted to approximately $66,300,000 in 1993, $60,500,000 in 1992 and
$55,600,000 in 1991.

Item 2.  Properties

The executive offices of the Company are located in Murray Hill, New Jersey in facilities which the Company owns. Domestic manufacturing and development units are located in California, Georgia, Kansas, Massachusetts, New Hampshire, New Jersey, New York, Ohio, Puerto Rico, Rhode Island, South Carolina, Utah, Washington and Wisconsin. Sales offices and distribution points are in these locations as well as others.

Outside the U.S., the Company has plants or offices in Australia, Belgium, Canada, France, Germany, Hong Kong, Ireland, Italy,
Japan, Malaysia, Mexico, Netherlands, Portugal, Singapore, Spain and the United Kingdom.

The Company owns approximately 2,267,000 square feet in 21 locations and leases approximately 1,272,000 square feet of space in 61 locations.

All these facilities are well maintained and suitable for the operations conducted in them.

Item 3.  Legal Proceedings

On October 14, 1993, the Company entered into a Plea Agreement with the Department of Justice in connection with charges stemming from violations, primarily during the 1980s by the Company's USCI division, of the Federal Food, Drug and Cosmetic Act and other statutes. The Agreement, which is subject to approval by the court, requires the Company to pay a fine and civil damages totaling $61 million, senior management approval of all pre-market applications made by the Company's USCI division to the Food and Drug Administration (the "FDA") for the next four years, oversight of the USCI division by an outside consultant and the hiring of an officer with responsibility for regulatory and medical programs. The Company has also received notice of suspension by the Defense Logistics Agency (DLA) relative to any new federal government contracts. The Company's existing contracts, representing less than 2% of consolidated revenues, will continue to run until their expiration dates. Furthermore, the Company will continue discussions with the DLA to explore a possible resolution of this matter, but these discussions await approval by the court of the Plea Agreement. In January 1994 the Company received notification that the FDA had determined that provisions of the Applications Integrity Policy should be applied to the Company's USCI division. Consequently, the FDA suspended its review of pending pre-market applications that have been submitted by the USCI division. Based upon regulatory compliance audits to be conducted by the Company, the FDA will assess the validity of data and information in USCI's pending pre-market applications. The Company cannot predict how long the FDA's suspension of the USCI division's pre-market applications from review will last or the extent of the impact such suspension could have on USCI's competitive position. The
Company is continuing discussions in certain related areas raised by the FDA to finally conclude this matter.

As previously discussed, in January 1992 a civil complaint was filed in federal court regarding the Company's efforts to obtain FDA approval for and market an atherectomy device. In July 1992 the federal court dismissed certain provisions of the complaint.
In January 1993 the court granted the Company's motion and entered
a stay of the case.   The court subsequently dissolved its previous
order staying the proceedings in this case, and discovery is now under way. In late 1993 the plaintiffs filed an amended complaint which claims a breach of contract and realleges claims of fraud. The Company has answered the amended complaint and seeks to dismiss the fraud charges.

During 1991 the Company settled all previously disclosed shareholder litigation brought against the Company and certain present and former officers and directors in connection with the withdrawal from the U.S. market of certain of the Company's angioplasty catheters. All claims were dismissed without any admission of liability or wrong doing. The settlement involved the payment of approximately $18 million and had no material impact on the 1991 earnings of the Company because it had been previously provided for through established reserves and insurance coverages. In November 1993, a shareholder moved in the Superior Court of New Jersey to set aside the settlement as inadequate based upon the amount which the Company had agreed to pay as a fine and civil damages in the criminal procedures as set forth above. This petition was dismissed and a notice of appeal was filed. The appeal has now been dismissed by the Appellate Division of the Superior Court and the shareholder has 20 days from March 24 to appeal to the N.J. Supreme Court.

During 1992 the Company was notified by the United States Environmental Protection Agency that it had been identified as a potentially responsible party in connection with an ongoing investigation of the Solvents Recovery Service of New England site in Southington, Connecticut. Although the full extent of liability in this case is unknown, the Company has been identified with less than one-half percent of the total gallonage of waste materials. The final resolution of this matter is not expected to have a material adverse financial impact on the Company.

The Company is also subject to other legal proceedings and claims which arise in the ordinary course of business.

Item 4.  Results of Votes of Security Holders

Not applicable.

Executive Officers of the Registrant




Set forth below is the name, age, position, five year business history and other information with respect to each executive officer of the Company as of February 28, 1994. No family relationships exist among the officers of the Company.




     Name                           Age             Position


William H. Longfield                55         President and
                                               Chief Operating Officer
                                               and Director

Benson F. Smith                     46         Executive Vice President -
                                               Operations

William C. Bopp                     50         Senior Vice President and
                                               Chief Financial Officer

Timothy M. Ring                     36         Group Vice President

Richard J. Thomas                   44         Group Vice President

William T. Tumber                   59         Group Vice President

Terence C. Brady, Jr.               62         Senior Vice President and
                                               Controller

E. Robert Ernest                    53         Vice President - Business
                                               Development

Gerald L. Messerschmidt, M.D.       43         Vice President - Scientific
                                               Affairs

Richard A. Flink                    59         Vice President, General
                                               Counsel and Secretary

Earle L. Parker                     50         Treasurer


All officers of the Company are elected annually by the Board of Directors. Mr. Longfield has been delegated the duties and responsibilities of Chairman and Chief Executive Officer by the Board of Directors.

Mr. Longfield joined the Company in 1989 and was elected executive vice president and chief operating officer. In 1991 he was elected to his present position. Prior to joining the Company, he was chief executive officer since 1984 of the Cambridge Group, Inc., a provider of long term health services for the elderly. Prior to joining Cambridge, he was employed by Lifemark, Inc., a health care management company, and for over 20 years with American Hospital Supply Corporation.

Mr. Smith joined Bard in 1980. Subsequently he was appointed general manager of Bard Electro Medical Systems, Inc. and in 1986 became vice president and general manager of Bard Home Health division. In 1987, he was promoted to president of Bard Urological division. In 1990, he was appointed to the position of group executive. In 1991, he was elected group vice president. In December 1993, he was elected to the position of executive vice president with worldwide responsibility for operations.

Mr. Bopp joined the Company in 1980 as controller of Bard
International, Inc., was promoted to assistant corporate controller in 1983 and was elected to the position of treasurer later that year. He was named vice president and treasurer in 1989. In 1992 he was elected to his present position.

Mr. Ring joined the Company in 1992 and was elected vice president-human resources. Prior to joining the Company he had been with Abbott Laboratories Inc., a pharmaceutical company, since 1982 and his last position with their Hospital Products division had been director of personnel. In December 1993, he was elected to the position of group vice president.

Mr. Thomas joined Bard in 1984. In 1986 he was promoted to vice president and general manager of the Bard Cardiovascular Ventures division. In 1990 he was appointed to the position of group executive. In October 1991, he was elected to his present position.

Mr. Tumber joined Bard in 1980. In 1988 he was promoted to vice president and general manager of Davol Inc. In 1990 he was promoted to president of Davol Inc. and subsequently appointed to the position of group executive. In September 1991, he was elected to his present position.

Mr. Brady joined the Company in 1969, was elected corporate controller in 1973 and vice president and controller in 1979. He was elected to his present position in 1987.

Mr. Ernest joined the Company in 1977 and was elected to his present position in 1979.

Dr. Messerschmidt joined the Company in January 1994 and was elected to his present position. Prior to joining the Company he had been with DNX Corporation, a molecular engineering company, where he was vice president of medical and regulatory affairs. Prior to DNX he held various positions with the Pharmaceuticals Division of Ciba Geigy Corporation, the University of Michigan Medical Center, Wilford Hall U.S.A.F. Medical Center and the National Cancer Institute of the National Institutes of Health.

Mr. Flink joined the Company in 1970, was elected vice president and general counsel in 1973 and was elected to his present position in 1985.

Mr. Parker joined the Company in 1979. In 1985 he was promoted to vice president and controller of the USCI division. In December 1990 he was promoted to vice president-operations for the USCI division and, later that year, was promoted to vice president and general manager of the USCI Angiography division. In 1992 he was elected to his present position.

                                    PART II

Item 5.  Market for Registrant's Common Stock and Related

Stockholder Matters

Market and Market Prices of Common Stock

The Company's common stock is traded on the New York Stock Exchange using the symbol: BCR. The following table illustrates the high and low sales prices as traded on the New York Stock Exchange for each quarter during the last two years.
                                           Quarters

                               1st      2nd      3rd       4th     Year
      1993

      High                   35-1/4   28       27-5/8    26-7/8   35-1/4
      Low                    22-7/8   21-1/4   20-1/2    21-3/4   20-1/2

      1992

      High                   34       28-5/8   31-1/2    35-7/8   35-7/8
      Low                    26-1/8   22-1/2   23-3/4    25-1/2   22-1/2

Approximate Number of Equity Security Holders

                                                 Approximate Number
                                                  of Record Holders
      Title of Class                           as of February 28, 1994
Common Stock - $.25 par value                             8,280*

*Included in the number of shareholders of record are shares held in "nominee" name.

Dividends

The Company paid cash dividends of $28,200,000 or $.54 per share in 1993 and $26,500,000 or $.50 per share in 1992. The following table illustrates the quarterly rate of dividends paid per share.

                              Quarters
                     1st      2nd      3rd      4th      Year

           1993     $ .13    $ .13    $ .14    $ .14    $ .54
           1992     $ .12    $ .12    $ .13    $ .13    $ .50

In January 1994, the first quarter dividend of $.14 per share was declared, indicating an annual rate of $.56 per share. The first quarter dividend was paid on February 4, 1994 to shareholders of record on January 24.

Item 6.    Selected Financial Data

(Thousands of dollars except per share amounts)

                            For the Years Ended December 31,
                          1993       1992       1991       1990       1989
INCOME STATEMENT DATA
Net sales               $970,800   $990,200   $876,000   $785,300   $777,800
Operating income         128,500    122,400     93,000     66,800    115,900
Net income                56,000     75,000     57,200     40,300     65,400
BALANCE SHEET DATA
Total assets            $798,600   $712,500   $657,600   $612,800   $562,600
Working capital          157,200    201,900    184,000    170,600    181,800
Net property, plant
 and equipment           168,900    162,800    157,600    147,500    139,600
Long-term debt            68,500     68,600     68,900     69,800     70,300
Total debt               153,000    133,000    128,700    123,200     95,000
Shareholders'
 investment              383,100    392,400    365,700    342,200    333,600
COMMON STOCK DATA
Net income
 per share              $   1.07   $   1.42   $   1.08   $    .76   $   1.18
Cash dividends
 per share                   .54        .50        .46        .42        .36
Cash dividend
 payout ratio              50.4%      35.3%      42.7%      55.6%      30.6%
Shareholders'
 investment per
 share                  $   7.35   $   7.43   $   6.90   $   6.45   $   6.12
Avg. shares out-
 standing (000's)         52,197     52,909     53,063     53,266     55,419
SUPPLEMENTARY DATA
Return on average
 shareholders'
 investment                14.4%      19.8%      16.2%      11.9%      19.8%
Operating income/
 net sales                 13.2%      12.4%      10.6%       8.5%      14.9%
Net income/
 net sales                  5.8%       7.6%       6.5%       5.1%       8.4%
Days-accounts
 receivable                61.0       63.0       62.7       65.5       62.3
Days-inventory            131.0      128.1      135.8      142.6      130.0
Current ratio             1.6-1      1.9-1      2.0-1      2.0-1      2.5-1
Total debt/total
 capitalization            28.5%      25.3%      26.0%      26.5%      22.2%
Interest expense        $ 11,400   $ 12,600   $ 14,100   $ 14,900   $ 10,900
R&D expense             $ 66,300   $ 60,500   $ 55,600   $ 44,100   $ 36,200
Number of employees        8,450      8,850      9,100      8,750      8,300
Net sales per
 employee               $  114.9   $  111.9   $   96.3   $   89.7   $   93.7
Net income
 per employee           $    6.6   $    8.5   $    6.3   $    4.6   $    7.9

Item 7. Management's Discussion and Analysis of Results of Operations and of Financial Conditions

General

Bard is a leading multinational developer, manufacturer and marketer of products for the large and growing health care industry. Worldwide health care expenditures approximated $1.9 trillion in 1993 with about half that amount spent in the United States. Bard's segment of this industry, itself a multi-billion dollar market, is primarily specialized products used primarily in hospitals, in outpatient centers and in physician's offices to meet the needs of the medical profession in caring for their patients. The Company seeks to focus and concentrate on selected markets with cost-effective, innovative products and specialized sales forces to maximize the opportunities in these markets.

Operating Results

Net sales decreased 2% in 1993, reflecting the sale of the MedSystems division, the impact of foreign currency translations and the dramatic changes in the industry. Net income decreased 25%, reflecting several nonrecurring items, primarily the $61 million pretax provision for the settlement with the Justice Department.

1993 Sales Data

Consolidated net sales totaled $970.8 million in 1993, a decrease of $19.4 million or 2% for the year. Sales were lowered a total of 4% by the impact of the sale of the Bard MedSystems division in February 1993 (3%) and the impact of generally lower foreign currency values (1%). Sales in 1993 were also negatively affected by a slowdown in U.S. procedural rates, consolidations of health care providers, limited FDA approvals, increasingly conservative medical practices fostered by the growth of managed care and weaker European economies.

Worldwide sales increased 1% in the urological product group. Good increases in several relatively new specialty devices were partially offset by declines in other areas. Sales of surgical products decreased 1% but increased 8% after adjusting for the sale of the MedSystems division. Specialty access, endoscopic, laparo-scopic and blood management products contributed significantly to this increase. Cardiovascular product sales decreased 5% worldwide with most product areas in this group showing declines.

Sales in the United States decreased 1% in 1993 to $687.9 million, representing 71% of total sales. Urological product sales increased while sales of surgical products (due to the sale of MedSystems) and cardiovascular products decreased.

Sales outside the U.S. were $282.9 million in 1993, a decline of 3% from 1992 and represented 29% of total sales. Changes in foreign currency values in 1993 lowered these sales by nearly 5%. Growth in sales of surgical products were more than offset by decreases in urological and cardiovascular sales. Sales increases were good in Japan and Germany.

The geographic breakdown of sales outside the U.S. for 1993 is:
Europe, Middle East, Africa - 56%; Japan, Asia/Pacific - 37% and
Western Hemisphere, excluding the United States - 7%.

1992 Sales Data

In 1992 consolidated net sales totaled $990.2 million, an increase of $114.2 million or 13% from the prior year. U.S. sales, which were 70% of total consolidated sales, increased 13% while sales outside the U.S. increased 12% for the year. Changes in foreign currency values in 1992 accounted for approximately 2 percentage points of the sales growth outside the U.S.

Operating Income

Gross profit margins rose in 1993 for the third straight year. The rates were 50.9% in 1993, 48.4% in 1992 and 46.6% in 1991.
Productivity gains, cost reductions and a favorable product mix in many product areas contributed to this improvement in the last three years. A pretax charge of $2.6 million for severance costs related to a plant closing is included in 1993 cost of goods sold.

Bard uses the LIFO method of valuing substantially all U.S.
inventories, which results in current costs (higher in a period of inflation) being charged to cost of goods sold. Bard generally has been able to recover these costs through its strong product position in its markets. The Company also strives to offset the effect of inflation through its cost reduction programs.

Marketing, selling and administrative expenses (which exclude research and development) increased $2.9 million in 1993, or less than 1%. R&D expenses increased nearly 10% in 1993 as the Company works toward new technologies and enhancements for the future.

Operating income of $128.5 million increased 5.0% in 1993, reflecting the increased gross profit margin and, as a percent of net sales, was 13.2% compared with 12.4% in 1992. Operating income in 1992 increased 31.6% from 1991 due primarily to a higher gross profit margin.

Other Expense, Net

The 1993 results included a third quarter pretax provision for the Justice Department settlement of $61 million, a fourth quarter pretax gain of $32.7 million from the sale of shares of the common stock of Ventritex, Inc., and a first quarter pretax gain of $10.9 million from the sale of the MedSystems division net of several nonrecurring charges. The 1992 results included a gain of $5.9 million from the sale of common stock of Ventritex and a comparable amount for provisions for expenses associated with legal and regulatory matters.

Income Tax

The effective income tax rate was 37.2% in 1993, 29.9% in 1992 and 25.6% in 1991. The increase in 1993 was primarily due to the $61 million Justice Department settlement, which was not fully deductible, and a 1% tax rate increase to 35% effective January 1, 1993. The increase in the 1992 rate was primarily due to a reduction in the portion of Bard's taxable income being generated outside the United States at lower effective tax rates. The tax benefit from operations in Puerto Rico and Ireland favorably affected the tax rate in each year.

As a result of the Omnibus Tax Reconciliation Act of 1993, the effective tax rate in 1994 will be affected slightly, primarily due to a reduction in the tax benefit derived from the Company's manufacturing operations in Puerto Rico.

Income

Net income for 1993 totaled $56 million, or $1.07 per share, which was 25% lower than in 1992. As a percent of sales, net income was 5.8% in 1993 compared with 7.6% in 1992 and 6.5% in 1991.

Nonrecurring items that affected net income in 1993 were (in millions):
Gain on sale of Ventritex stock                          $ 19.4
Gain on sale of MedSystems division and other
  one-time charges                                          6.0
Severance costs related to plant closing                   (1.8)
Effect of accounting change for postretirement
  benefits                                                 (6.1)
Provision for the Justice Department settlement
  agreement                                               (45.4)

  Net income effect of nonrecurring items                $(27.9)

After adjusting for these items, net income would have been higher than reported by $27.9 million, or $.53 per share. In 1992 net income was $1.42 per share, or $75 million in total, which was 31% higher than 1991.

Financial Condition

Bard's financial condition remained strong in 1993. Net cash provided by operating activities increased to $124 million in 1993 from $103.6 million in 1992. While the Company had cash outlays totaling $101.4 million for acquisitions of businesses, patents, trademarks and other long-term investments, total debt increased a modest $20 million from $133 million to $153 million in 1993. The ratio of total debt to total capitalization increased from 25.3% to 28.5% with total capitalization increasing $10.7 million to $536.1 million. Long-term debt was essentially unchanged at $68.5 million at the end of 1993, with $60 million of it at a fixed rate of 8.69% until scheduled repayment in September 1999.

Bard maintains credit lines with banks for short-term cash needs. These facilities were used as needed during 1993. The current unused lines of credit total $141 million. As now structured, the Company should generate substantially all funds needed for operations and capital expenditures. The Company believes it could borrow adequate funds at competitive terms and rates, should it be necessary, including the payments to the Justice Department required as a result of the plea agreement reached in October 1993. Under the terms of the settlement, $30.5 million is payable 30 days after court approval plus two annual instalments of $15.25 million each.

As presented in the Consolidated Statements of Cash Flows on page II-11 of this report, net cash flows from operating activities totaled $124 million in 1993. Net income, depreciation and amortization provided a total of $91.5 million, and included the gain on disposal of assets of $50.4 million. Increases in current liabilities, excluding debt, provided a total of $27 million, including $30.5 million of the $61 million payable under the Justice Department settlement. Other long-term liabilities increased by $46.2 million, of which $30.5 million is the balance of the settlement amount and $10 million is the accumulated postretirement benefit obligation charged to income in the first quarter of 1993. All other operating activities provided $9.7 million net including a total of $12.9 million provided from decreases in accounts receivable and inventories.

Investing activities used $67.1 million in 1993. Capital expenditures totaled $30.7 million and proceeds from the sale of assets provided $65 million. $101.4 million was used for the acquisition of businesses, patents, trademarks and other related items, and long-term investments.

Financing activities in 1993 used a total of $30.4 million. Common stock purchases used $24.4 million and dividends used $28.2 million. Other financing activities, primarily proceeds from short-term borrowings, provided $22.2 million net.

Total cash flows, including a $1.3 million translation adjustment, resulted in an increase in cash and short-term investments of $25.2 million.

As noted, capital expenditures in 1993 were $30.7 million compared with $30 million in the prior year. Expenditures for 1994 are anticipated at $35-$40 million.

Research and development spending was $66.3 million in 1993, up
9.6% from 1992. Planned expenditures for 1994 are about $80 million, a 20% increase.

Purchases of Bard common stock by the Company totaled (in millions) $24.4, $14.0 and $6.4 in 1993, 1992 and 1991, respectively. In
January 1993 the Board of Directors authorized the purchase from time to time of up to 2 million shares of which 1 million were purchased in 1993.

The Board of Directors declared dividends of 13 cents per share for the first two quarters of 1993 and in July 1993 increased the dividend to 14 cents per share. At February 1994 the indicated annual dividend rate is 56 cents per share. Dividends for 1993 of 54 cents per share were up from 50 cents per share paid in 1992.

Legal Proceedings

For a discussion of pending legal proceedings and related matters, please see Note 5, Commitments and Contingencies, of the Notes to Consolidated Financial Statements on page II-16.

Acquisitions and Dispositions

In 1993 the Company acquired the operations of Solco Hospital Products Group, Inc., Pilot Cardiovascular Systems, Inc. and Bainbridge Sciences, Inc. in separate transactions for a total of $70 million. The Bard MedSystems division was sold in 1993 with a pretax gain of $15.9 million. The 1993 acquisitions, and several other investments and acquisitions in 1993, 1992 and 1991 were not significant to the Company's operations as a whole.

Item 8.  Financial Statements and Supplementary Data

                   Report of Independent Public Accountants

To the Shareholders and Board of Directors of C. R. Bard, Inc.:

We have audited the  accompanying consolidated  balance sheets of
C. R. Bard, Inc. (a New Jersey corporation) and subsidiaries as of December 31, 1993 and 1992 and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1993. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C. R. Bard, Inc. and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

As discussed in Note 8 to the consolidated financial statements, effective January 1, 1993 the Company changed its method of accounting for postretirement benefits other than pensions.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in Item 14(a) 2 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                   ARTHUR ANDERSEN & CO.
Roseland, New Jersey
February 9, 1994

                       C. R. BARD, INC. AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED INCOME
                                       For the Years Ended December 31,
(Thousands of dollars except per share amounts)
                                         1993          1992          1991

Net sales                              $970,800      $990,200      $876,000
Costs and expenses:
 Cost of goods sold                     476,700       510,900       467,500
 Marketing, selling and
  administrative                        299,300       296,400       259,900
 Research and development                66,300        60,500        55,600

                                        842,300       867,800       783,000

Operating income                        128,500       122,400        93,000

 Interest expense                        11,400        12,600        14,100
 Other expense, net                      18,200         2,800         2,000

Income before taxes and effect of
 accounting change                       98,900       107,000        76,900
 Provision for income taxes              36,800        32,000        19,700

Income before effect of
 accounting change                       62,100        75,000        57,200
 Effect of change in accounting
 principle, net of taxes                 (6,100)          ---           ---

Net income                             $ 56,000      $ 75,000      $ 57,200

Income per share before effect
 of accounting change                  $   1.19      $   1.42      $   1.08

Net income per share                   $   1.07      $   1.42      $   1.08

                       C. R. BARD, INC. AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED RETAINED EARNINGS
                                       For the Years Ended December 31,

(Thousands of dollars except per share amounts)
                                         1993          1992          1991

Balance, beginning of year             $368,800      $344,300      $322,300
Net income                               56,000        75,000        57,200
Cash dividends (per share
 1993, $.54; 1992, $.50;
 1991, $.46)                            (28,200)      (26,500)      (24,400)
Excess of cost over par value
 of treasury stock retired
 (1993-1,000,000 shares,
 1992-500,000 shares and
 1991-250,000 shares)                   (24,200)      (13,900)       (6,400)
Translation adjustment                  (16,100)      (10,100)       (4,400)
Restricted stock award                   (1,400)          ---           ---

Balance, end of year                   $354,900      $368,800      $344,300

The accompanying notes to consolidated financial statements are an integral part of these statements.
                                     II-9

                       C. R. BARD, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                         December 31,

(Thousands of dollars)                               1993              1992
Assets
Current assets:
 Cash                                              $  4,100          $  2,800
 Short-term investments                              70,900            47,000
 Accounts receivable, less reserve of
  $7,100 and $5,300                                 167,300           178,800
 Inventories                                        173,500           181,800
 Other current assets                                 5,700             6,500
Total current assets                                421,500           416,900
Long-term investments                                17,700            13,300
Property, plant and equipment, at cost
 Land                                                 8,800             9,000
 Buildings and improvements                         106,700           106,700
 Machinery and equipment                            145,400           137,300
                                                    260,900           253,000
Less - Accumulated depreciation
 and amortization                                    92,000            90,200
Net property, plant and equipment                   168,900           162,800

Intangible assets, net of amortization              149,100            78,500
Other assets                                         41,400            41,000
                                                   $798,600          $712,500
Liabilities and Shareholders' Investment
Current liabilities:
 Short-term borrowings and current
  maturities of long-term debt                     $ 84,500          $ 64,400
 Accounts payable                                    39,300            45,600
 Accrued expenses                                   124,500            81,400
 Federal and foreign income taxes                    16,000            23,600

Total current liabilities                           264,300           215,000
Long-term debt                                       68,500            68,600
Other long-term liabilities                          82,700            36,500

Shareholders' investment:
Preferred stock, $1 par value, authorized
 5,000,000 shares; none issued                          ---               ---
Common stock, $.25 par value, authorized
 300,000,000 shares; issued and
 outstanding 52,098,124 shares in 1993,
 52,838,681 shares in 1992                           13,000            13,200
Capital in excess of par value                       15,200            10,400
Retained earnings                                   354,900           368,800
  Total shareholders' investment                    383,100           392,400

                                                   $798,600          $712,500

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                     II-10

                       C. R. BARD, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            For Years Ended December 31,
(Thousands of dollars)
                                            1993        1992        1991
Cash flows from operating activities:
Net income                                $ 56,000    $ 75,000    $ 57,200
Adjustments to reconcile net income
to net cash provided from operating
activities:
  Depreciation and amortization             35,500      35,600      29,500
  Deferred income taxes                     (7,100)     (1,900)      1,900
  Expenses under stock plans                 1,200       1,100         900
  Gain on disposal of assets, net          (50,400)     (3,700)       (600)
Changes in assets and liabilities
net of acquired businesses:
  Accounts receivable                        9,900     (21,400)    (14,200)
  Inventories                                3,000      (4,900)     (4,800)
  Other current and long-term
   assets                                    2,700         200         500
  Current liabilities, excluding
   debt                                     27,000      20,200      12,700
  Other long-term liabilities               46,200       3,400       3,100

Net cash provided from operating
 activities                                124,000     103,600      86,200

Cash flows from investing activities:
Capital expenditures                       (30,700)    (30,000)    (31,000)
Proceeds from sale of assets                65,000       8,300       1,900
Payments made for purchases of
 businesses                                (70,000)     (3,600)     (1,400)
Patents, trademarks and other              (22,700)    (26,700)    (15,900)
Long-term investments                       (8,700)    (15,900)       (600)

Net cash used in investing
 activities                                (67,100)     67,900)    (47,000)

Cash flows from financing activities:
Common stock issued for options and
  benefit plans                              2,200       1,300         600
Purchase of common stock (1,000,000
  shares in 1993, 500,000 shares in
  1992 and 250,000 shares in 1991)         (24,400)    (14,000)     (6,400)
Proceeds from long-term borrowings             ---      16,000         ---
Principal payments of long-term
 borrowings                                   (400)       (700)     (1,300)
Proceeds from short-term borrowings,
 net                                        20,400       5,000       6,800
Dividends paid                             (28,200)    (26,500)    (24,400)

Net cash used in financing
 activities                                (30,400)    (18,900)    (24,700)

Translation adjustment                      (1,300)       (800)       (600)

Increase in cash and short-term
 investments                              $ 25,200    $ 16,000    $ 13,900

The accompanying notes to consolidated financial statements are an integral part of these statements.
                                     II-11

                       C. R. BARD, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Significant Accounting Policies

Consolidation All subsidiaries are consolidated and intercompany transactions have been eliminated.

Income Per Share The computations of income per share are based on the weighted average number of shares outstanding: 52,196,645 in 1993, 52,909,360 in 1992 and 53,062,933 in 1991. The effect of outstanding stock options and stock awards is not material and has been excluded from the computations.

Inventories Inventories are stated at the lower of cost or market. Substantially all domestic inventories are accounted for using the LIFO method of determining costs. All other inventories are accounted for using the FIFO method. Inventories valued under the LIFO method were $127,000,000 in 1993, $127,000,000 in 1992 and
$116,000,000 in 1991; under the FIFO method such inventories would have been higher by $15,800,000, $13,000,000 and $16,400,000, respectively. Inventories were approximately 58% and 60% finished goods at year end 1993 and 1992, 30% and 27% work in process at year end 1993 and 1992, and 12% and 13% raw materials at year end 1993 and 1992.

Depreciation Property, plant and equipment are depreciated on a straight-line basis over the useful lives of the various classes of assets.

Investments Long-term investments include long-term bonds and equity securities accounted for on the cost basis. The fair value of such investments, determined primarily by market quotes, approximated their carrying value at December 31, 1993 and was approximately $46,000,000 at December 31, 1992. For purposes of the Consolidated Statements of Cash Flows all short-term investments which have a maturity of ninety days or less are considered cash equivalents. Such investments are stated at cost which approximates their fair value.

Intangible Assets Intangible assets are recorded at cost and are amortized using the straight-line method over appropriate periods not exceeding 40 years. As of December 31, 1993 and 1992, intangible assets include the following:

  (Thousands of dollars)                              1993        1992

  Goodwill net of amortization                      $ 76,500    $ 51,600
  Other intangibles (primarily patents)               72,600      26,900

    Intangible assets, net                          $149,100    $ 78,500

                       C. R. BARD, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Federal Income Taxes The Company has not provided for Federal income taxes on the undistributed earnings of its foreign operations (primarily in Ireland) as it is the Company's intention to permanently reinvest undistributed earnings (approximately $177,000,000 as of December 31, 1993). Effective January 1, 1993 the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 109, "Accounting for Income Taxes." This statement did not have a significant effect on the Company's financial position or results of operations.

Translation of Foreign Currencies Annual foreign currency translation adjustments are included in retained earnings. As of December 31, 1993 the cumulative adjustment has decreased retained earnings by $11,100,000.

Research and Development Research and development costs are charged to operations as incurred.

New Accounting Pronouncements Effective January 1, 1994, the Company is required to adopt SFAS No. 112 "Employers' Accounting for Postemployment Benefits" and SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Adoption of these statements will not have a significant effect on the Company's financial position or results of operations.

2.  Acquisitions and Dispositions

In 1993, the Company acquired three separate businesses for approximately $70,000,000 which served to enhance or expand upon the Company's existing product lines. Assets acquired in these acquisitions were primarily patents and other intangibles. These acquisitions together with several other minor investments made during 1992 and 1991 did not have a significant effect on the Company's results of operations. The Company sold its MedSystems division in 1993 resulting in a pretax gain of approximately $15,900,000 which is recorded in other expense, net, in the statement of consolidated income.

In the fourth quarter of 1993 and 1992, the Company sold certain long-term investments resulting in pretax gains of approximately $32,700,000 and $5,900,000, respectively which are recorded in other expense, net, in the statements of consolidated income.

                       C. R. BARD, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Income Tax Expense

Income tax expense consists of the following:
(Thousands of dollars)
                                   1993        1992        1991
Currently payable:
     Federal                     $31,900     $20,300     $ 4,100
     Foreign                       8,100       9,500      11,100
     State                         3,900       4,100       2,600
                                  43,900      33,900      17,800
Deferred:
     Federal                      (6,600)     (1,700)      2,900
     Foreign                        (500)       (200)     (1,000)
                                  (7,100)     (1,900)      1,900

                                 $36,800     $32,000     $19,700

During 1993, the Company adopted SFAS No. 109 "Accounting for Income Taxes." The cumulative effect of the change was not significant to the Company's results of operations and the Company has not restated prior periods. The standard requires a change from the deferred to the liability method of computing deferred income taxes. Deferred income taxes are recognized for tax consequences of "temporary differences" by applying enacted statutory tax rates, applicable to future years, to differences between the financial reporting and the tax basis of assets and liabilities. At December 31, 1993, the Company's net deferred tax asset amounted to approximately $8,000,000 which is recorded in other assets. This amount is principally composed of differences between tax and financial accounting treatment of depreciation ($7,000,000) and employee benefits ($15,000,000).

The following is a reconciliation between the effective tax rates and the statutory rates:
                                         1993         1992       1991

Tax based on statutory rate                35%          34%        34%
State income taxes net of
 Federal income tax benefits                3            2          2
Operations taxed at less than
  statutory rate, primarily
  Ireland and Puerto Rico                 (11)         (10)        (9)
Justice Department settlement               7           --         --
Other, net                                  3            4         (1)
Effective tax rate                         37%          30%        26%

Cash payments for income taxes were $31,400,000, $28,600,000 and $17,500,000 in 1993, 1992 and 1991, respectively.

                       C. R. BARD, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Short-Term Borrowings and Long-Term Debt

Short-term bank borrowings amounted to $84,400,000 and $64,000,000 at December 31, 1993 and 1992, respectively. The maximum amount outstanding during 1993 was approximately $110,500,000 with an average outstanding balance of $80,100,000 and an effective interest rate of 3.7%. The maximum amount outstanding during 1992 was approximately $84,900,000 with an average outstanding balance of $75,100,000 and an effective interest rate of 5.1%. The maximum outstanding during 1991 was approximately $82,000,000 with an average outstanding balance of $72,300,000 and an effective interest rate of 7.8%. Unused lines of credit amounted to $141,000,000 at December 31, 1993.

The following is a summary of long-term debt:

(Thousands of dollars)                           1993        1992

8.69% Unsecured Notes due 1999                 $ 60,000    $ 60,000

Other, primarily 5.75% to 11.75%
  industrial development revenue bonds            8,600       9,000
                                                 68,600      69,000
Less: amounts classified as current                 100         400
                                               $ 68,500    $ 68,600

Under three deposit loan agreements with a bank, $55,000,000 has been borrowed at floating rates (4.0% at December 31, 1993) with maturity dates of September 1996, December 1999 and December 2002. At maturity, the loans are to be repaid through matured certificates of deposit held by the Company at the same bank.
Since the Company has the right of offset under these agreements and it is the Company's intention to present certain certificates of deposit for repayment of these loans at their maturity, these borrowings have been offset against these certificates of deposit in the accompanying consolidated balance sheets at December 31, 1993 and 1992. The related interest income has been offset against the interest expense.

The Company's long-term debt agreements contain restrictions which, among other things, require the maintenance of minimum net worth levels and limitations on the amounts of debt.

The aggregate maturities of long-term debt for the five year period from 1994 through 1998 are approximately $200,000 in total and from 1999 and thereafter - $68,400,000. The fair value of the Company's long-term debt is not significantly different from its recorded value.

                       C. R. BARD, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Commitments and Contingencies

On October 14, 1993, the Company entered into a Plea Agreement with the Department of Justice in connection with charges stemming from violations, primarily during the 1980s by the Company's USCI division, of the Federal Food, Drug and Cosmetic Act and other statutes. The Agreement, which is subject to approval by the court, requires the Company to pay a fine and civil damages totaling $61 million. In accordance with the terms of the Agreement, a provision has been made for this amount in the quarter ended September 30, 1993, with one-half of the amount reflected as a short-term obligation in accrued expenses and the balance reflected in other long-term liabilities. The Company has also received notice of suspension by the Defense Logistics Agency (DLA) relative to any new Federal Government contracts. The Company's existing contracts, representing less than 2% of consolidated revenues, will continue to run until their expiration dates. Furthermore, the Company is continuing discussions with the DLA to explore a possible resolution of this matter. In January 1994, the Company received notification that the Food and Drug Administration
(FDA) had determined that provisions of the Applications Integrity Policy should be applied to the Company's USCI division. Consequently, the FDA suspended its review of pending pre-market applications that have been submitted by the USCI division. Based upon regulatory compliance audits to be conducted by the Company, the FDA will assess the validity of data and information in USCI's pending pre-market applications. The Company is continuing discussions in certain related areas raised by the FDA to finally conclude this matter.

As previously discussed, in January 1992, a civil complaint was filed in federal court regarding the Company's efforts to obtain FDA approval for and market an atherectomy device. In July 1992, the federal court dismissed certain provisions of the complaint.
In January 1993, the court granted the Company's motion and entered a stay of the case. The court subsequently dissolved its previous order staying the proceedings in this case, and discovery is now under way. In late 1993, the plaintiffs filed an amended complaint which claims a breach of contract and realleges claims of fraud. The Company has answered the amended complaint and seeks to dismiss the fraud charges.

During 1991 the Company settled all previously disclosed shareholder litigation brought against the Company and certain present and former officers and directors in connection with the withdrawal from the U.S. market of certain of the Company's angioplasty catheters. All claims were dismissed without any

                       C. R. BARD, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Commitments and Contingencies (continued) admission of liability or wrong doing. The settlement involved the payment of approximately $18 million and had no material impact on the 1991 earnings of the Company because it had been previously provided for through established reserves and insurance coverages.

The Company is also subject to other legal proceedings and claims which arise in the ordinary course of business.

The Company believes that the pending legal proceedings and other matters discussed in this Note will likely be disposed of over an extended period of time and should not have a material adverse impact on the Company's financial position or results of operations.

The Company is committed under noncancelable operating leases involving certain facilities and equipment. The minimum annual rentals under the terms of these leases are as follows: 1994 - $18,300,000; 1995 - $12,400,000; 1996 - $8,300,000; 1997 -
$4,100,000; 1998 - $2,800,000; and thereafter - $2,600,000.  Total rental expense for all leases amounted to $26,500,000 in 1993, $26,600,000 in 1992 and $27,500,000 in 1991.

6.  Stock Rights

In 1985 the Board of Directors declared a dividend distribution of one Common Share Purchase Right for each outstanding share of Bard common stock. These Rights will expire in October 1995 and trade with the common stock. They are not presently exercisable and have no voting power. In the event a person acquires 20% or more, or makes a tender or exchange offer for 30% or more of the common stock, the Rights detach from the common stock and become exercisable and entitle a holder to buy one share of common stock at $31.25 (adjustable to prevent dilution). If, after the Rights become exercisable, Bard is acquired or merged, each Right will entitle its holder to purchase $62.50 market value of the surviving company's stock for $31.25, based upon the current exercise price of the Rights. The Company may redeem the Rights, at its option, at $.025 per Right, prior to a public announcement that any person has acquired beneficial ownership of at least 20% of the common stock. These Rights are designed primarily to encourage anyone interested in acquiring Bard to negotiate with the Board of Directors.

7.  Shareholders' Investment

The Company has stock option, stock award and restricted stock plans under which certain directors, officers and employees are participants. At December 31, 1993, 1,938,498 shares were reserved for future issuance under these plans.

                       C. R. BARD, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Shareholders' Investment (continued)

Under the Company's stock option plans, options have been granted to certain directors, officers and employees at prices equal to the market value of the shares at the date of grant, become exercisable in four annual instalments and expire not more than 10 years after the date of grant.  A summary of option transactions during 1993 follows:
                                             Number           Option
                                               Of              Price
                                             Shares          Per Share*

Options outstanding, January 1              2,291,169          $20.60
Granted                                       558,822           26.70
Exercised                                    (187,291)          15.98
Canceled                                      (75,508)           ---
Options outstanding, December 31            2,587,192          $22.22
  (1,442,773 currently exercisable)

* Weighted average price

Under the Company's stock award plans for key employees and directors, shares are granted at no cost to the recipients and distributed in three separate instalments. During 1993, awards for 37,860 shares (net of cancelations) were granted and 37,685 shares were issued. Awards are charged to income over the vesting period. At December 31, 1993, 43,205 awarded shares (aggregate market price at date of grant $1,142,000) have not been issued.

Under the Company's restricted stock plan that was established in 1993, common stock may be granted at no cost to certain officers and key employees. Shares are issued to the participants at the date of grant entitling the participants to cash dividends and the right to vote their respective shares. Restrictions limit the sale or transfer of these shares during a five year period from the grant date. Upon issuance of stock under the plan, unearned compensation equivalent to the market value of the stock at the date of grant is reflected as a reduction in retained earnings and subsequently amortized to expense over the five year restriction period. During 1993, 60,720 restricted shares were granted, net of forfeitures.

Additions to capital in excess of par value of $4,800,000 in 1993 and $2,300,000 in 1992 represents the cost of shares issued under these plans in excess of the related par value of the shares.

                       C. R. BARD, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Shareholders' Investment (continued)

For shares purchased by the Company, common stock is charged for the par value of the shares retired and retained earnings is charged for the excess of the cost over the par value of shares retired.

8.  Postretirement Benefits

The Company has defined benefit pension plans which cover substantially all domestic and certain foreign employees and its policy is to fund accrued pension expense for these plans up to the full funding limitations. These plans provide for benefits based upon individual participants' compensation and years of service. The Company also has a supplemental defined contribution plan for certain officers and key employees. Individual participant accounts under the supplemental plan are credited annually based upon a percentage of compensation. The amounts charged to income for these plans amounted to $7,800,000 in 1993, $5,400,000 in 1992 and $5,000,000 in 1991.

The following table sets forth the funded status of the defined benefit pension plans as of September 30, 1993 and 1992 and amounts recognized in the Company's consolidated balance sheets at December 31, 1993 and 1992:

(Thousands of dollars)
                                                      1993          1992
Actuarial present value of accumulated
  benefit obligation, including vested
  benefits of $67,700 in 1993 and
  $53,300 in 1992                                   $ 76,300      $ 60,800

Plan assets at fair value, primarily
  investment securities                             $ 71,900      $ 63,500

Less:  Actuarial present value of projected
  benefit obligation for service rendered
  to date                                             95,400        71,400

Projected benefit obligation in excess of
 plan assets                                         (23,500)       (7,900)

Unrecognized (gain) loss                              14,400          (500)
Unrecognized prior service cost                        7,200         7,700
Unrecognized net asset at transition
  amortized over 12 years                             (6,400)       (7,700)
Accrued pension cost included in other
  liabilities                                       $ (8,300)     $ (8,400)

                       C. R. BARD, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Postretirement Benefits (continued)

Pension costs related to the defined benefit pension plans for the years ended December 31, 1993, 1992 and 1991 are as follows:

(Thousands of dollars)                     1993        1992        1991

Net pension cost includes:
  Service cost                           $ 6,300     $ 5,400     $ 4,600
  Interest cost                            5,800       4,700       4,400
  Actual return on assets -
   (gain) loss                            (8,200)     (3,900)    (11,200)
  Net amortization and deferral            2,100      (2,300)      5,300

Net pension cost                         $ 6,000     $ 3,900     $ 3,100

The average discount rate used was 7% in 1993 and 8% in 1992. The decrease in the discount rate used between years is the primary factor for the increase in the Plans' projected benefit obligation and the unrecognized loss at December 31, 1993. The rate of increase in future salary levels ranged from 4% to 7% in determining the projected benefit obligation. The expected long-term rate of return on assets used in determining net pension cost ranged from 8.5% to 9.5%.

The Company also provides postretirement health care benefits and life insurance coverage to a limited number of employees at a subsidiary. The health care benefits include cost-sharing features based on years of service for future retirees.

Effective January 1, 1993, the Company adopted the provisions of SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS 106 requires the Company to recognize expense as employees earn postretirement benefits, rather than on the cash basis as paid. The Company elected to recognize the accumulated postretirement benefit obligation as a cumulative catch-up adjustment in the first quarter of 1993. This resulted in a one-time charge of approximately $10,000,000 pretax or $6,100,000 net of taxes.

Postretirement benefit expense for 1993, exclusive of the accumulated postretirement benefit obligation, amounted to $850,000 which is composed of $100,000 of service cost and $750,000 of interest cost.

                       C. R. BARD, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Postretirement Benefits (continued)

Actuarial assumptions included a discount rate of 7%. Health care cost trends have been projected at annual rates beginning at 13% for 1994 decreasing gradually down to 6% in 2001 and later years. The effect of a 1% annual increase in these assumed cost trend rates would increase the accumulated postretirement benefit obligation at December 31, 1993 by $1,000,000 and postretirement benefit cost by $100,000.

9.  Supplementary Income Statement Information

Royalty expense amounted to $8,600,000 in 1993, $10,200,000 in 1992 and $7,500,000 in 1991. Interest income amounted to $4,600,000 in 1993, $3,900,000 in 1992 and $3,300,000 in 1991.

                       C. R. BARD, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Segment Information

The Company is engaged in the design, manufacture, packaging, distribution and sale of medical, surgical, diagnostic and patient care devices. Hospitals, physicians and nursing homes purchase approximately 90% of the Company's products, most of which are used once and discarded. Information pertaining to domestic and foreign operations as of December 31, 1993, 1992 and 1991 and for the years then ended is given below.

(Thousands of dollars)
                         United                   Elimi-        Consoli-
                         States      Foreign      nation         dation
1993
Sales:
  Trade                 $687,900     $259,600     $    ---      $947,500
  Export                  23,300          ---          ---        23,300
  Intersegment            75,700        1,600      (77,300)          ---
    Total               $786,900     $261,200     $(77,300)     $970,800
Operating income        $ 83,400     $ 55,200     $(10,100)     $128,500
Identifiable assets:
  December 31, 1993     $600,200     $198,400     $    ---      $798,600

1992
Sales:
  Trade                 $697,200     $265,700     $    ---      $962,900
  Export                  27,300          ---          ---        27,300
  Intersegment            56,700          600      (57,300)          ---
    Total               $781,200     $266,300     $(57,300)     $990,200
Operating income        $ 80,900     $ 51,200     $ (9,700)     $122,400
Identifiable assets:
  December 31, 1992     $526,300     $186,200     $    ---      $712,500

1991
Sales:
  Trade                 $615,400     $236,800     $    ---      $852,200
  Export                  23,800          ---          ---        23,800
  Intersegment            45,100          800      (45,900)          ---
    Total               $684,300     $237,600     $(45,900)     $876,000
Operating income        $ 54,100     $ 48,800     $ (9,900)     $ 93,000
Identifiable assets:
  December 31, 1991     $485,700     $171,900     $  ---        $657,600

The majority of the elimination of operating income is related to the foreign operations.
                                     II-22

                       C. R. BARD, INC. AND SUBSIDIARIES

Supplementary Financial Data

(thousands of dollars except per share amounts)
                            QUARTERLY FINANCIAL DATA

                                             1993
                         1st        2nd        3rd         4th        Year

(Thousands of dollars
except per share amounts)
Net sales              $236,400   $243,900   $243,500    $247,000   $970,800
Operating income         29,900     32,700     33,800      32,100    128,500
Income(loss)
 before taxes            39,500     29,000    (32,100)     62,500     98,900
Income(loss)
 before effect
 of accounting
 change                  26,900     20,300    (25,200)     40,100     62,100
Net income(loss)       $ 20,800   $ 20,300   $(25,200)   $ 40,100   $ 56,000

Per share information:
Income(loss)
 before effect of
 accounting change     $    .51   $    .39   $   (.48)   $    .77   $   1.19
Net income(loss)            .39        .39       (.48)        .77       1.07
Dividends              $    .13   $    .13   $    .14    $    .14   $    .54


                                             1992
                         1st        2nd        3rd         4th        Year

Net sales              $237,500   $245,000   $252,200    $255,500   $990,200
Operating income         27,600     30,300     31,800      32,700    122,400
Income before
 taxes                   24,000     25,700     27,200      30,100    107,000
Net income             $ 16,800   $ 18,000   $ 19,100    $ 21,100   $ 75,000

Per share information:
Net income             $    .32   $    .34   $    .36    $    .40   $   1.42
Dividends              $    .12   $    .12   $    .13    $    .13   $    .50

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

          Not applicable.

                       C. R. BARD, INC. AND SUBSIDIARIES

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors of the Registrant

Information with respect to Directors of the Company is incorporated herein by reference to the material contained under the heading "Proposal No. 1 - Election of Directors" appearing on pages 1 through 3 of the Company's definitive Proxy Statement dated March 10, 1994.

Executive Officers of the Registrant

Information with respect to Executive Officers of the Registrant are on pages I-8 through I-10 of this filing.

Item 11.  Executive Compensation

The information contained under the caption "Executive
Compensation" appearing on Pages 5 through 14 of the Company's definitive Proxy Statement dated March 10, 1994 is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

The information contained under the caption "Securities Ownership of Management" on pages 3 and 4 of the Company's definitive Proxy
Statement dated March 10, 1994 is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

The information contained under the caption "Compensation Committee Interlocks and Insider Participation" on page 11 of the Company's definitive Proxy Statement dated March 10, 1994 is incorporated herein by reference.

                                     III-1

                       C. R. BARD, INC. AND SUBSIDIARIES
                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K

(a)    l.      Financial Statements and Supplementary Data

       Included in Part II Item 8 of this report:

       Page
       II- 8   Report of Independent Public Accountants.

       II- 9 Statements of Consolidated Income and Statements of Consolidated Retained Earnings for the three years ended December 31, 1993.

       II-10   Consolidated Balance Sheets at December 31, 1993 and
               1992.

       II-11 Consolidated Statements of Cash Flows for the three years ended December 31, 1993.

       II-12   Notes to Consolidated Financial Statements.

       II-23   Quarterly Financial Data.

       2.      Financial Statement Schedules

       Included in Part IV of this report:

       Page
       IV-5    Schedule I - Marketable Securities

       IV-6    Schedule V - Property, Plant and Equipment

       IV-7    Schedule VI - Accumulated Depreciation and
               Amortization - Property, Plant and Equipment

       IV-8    Schedule VIII - Valuation and Qualifying Accounts

       Schedules other than those listed above are omitted because they are not applicable or are not required or the information required is included in the financial statements or notes thereto.

       3.  Exhibits, No.

       3a Registrant's Restated Certificate of Incorporation, as amended, as of April 19, 1989. (p. IV-11).

                       C. R. BARD, INC. AND SUBSIDIARIES

    3b         Registrant's Bylaws revised as of April 18, 1990.
               (p. IV-23).

    4          Rights Agreement dated as of October 9, 1985 between
               C. R. Bard, Inc. and Morgan Guaranty Trust Company of New York as Rights Agent. (p. IV-48)

    10 Plea Agreement with attachments and Civil Settlement Agreement between United States of America and C. R. Bard, Inc. dated October 14, 1993, filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-6926 is incorporated herein by reference.

    10a*       George T. Maloney Severance Agreement dated as of
               August 18, 1981.  (p. IV-105)

    10b* William H. Longfield Severance Agreement dated as of July 12, 1989. (p. IV-112)

    10c*       William C. Bopp Severance Agreement dated as of
               January 14, 1991.  (p. IV-139)

    10d* Terence C. Brady, Jr. Severance Agreement dated as of February 22, 1988. (p. IV-166)

    10e*       Richard A. Flink Severance Agreement dated as of
               February 22, 1988.  (p. IV-193)

    10f*       E. Robert Ernest Severance Agreement dated as of
               January 21, 1991.  (p. IV-220)

    10g* William H. Longfield Supplemental Executive Retirement Agreement dated as of January 12, 1994. (p. IV-258)

    10h*       1990 Stock Option Plan.  (p. IV-258)

    10i*       1989 Employee Stock Appreciation Rights Plan.
               (p. IV-265)

    10j*       C. R. Bard, Inc. Agreement and Plans Trust.
               (p. IV-272)

                       C. R. BARD, INC. AND SUBSIDIARIES

    10k* Supplemental Insurance/Retirement Plan, Plan I - For new corporate officer when previous agreement as non-officer exists, Plan II - For new corporate officer when no previous agreement exists. (p. IV-290)

    10l*       Retirement Plan for Outside Directors of C. R. Bard,
               Inc. (p. IV-309)

    10m* Deferred Compensation Contract Deferral of Directors' Fees, as amended entered into with directors William
               T. Butler, M.D., Regina E. Herzlinger, and Robert P. Luciano. (p. IV-319)

    10n*       1988 Directors Stock Award Plan, as amended in October
               1991. (p. IV-361)

    10o*       Excess Benefit Plan. (p. IV-364)

    10p*       Supplemental Executive Retirement Plan. (p. IV-370)

    10q*       1993 Executive Bonus Plan. (p. IV-380)

    10r*       Long Term Performance Incentive Plan. (p. IV-383)

    10s*       Deferred Compensation Contract Deferral of
               Discretionary Bonus. (p. IV-389).

    10t*       Deferred Compensation Contract Deferral of Salary. (p.
               IV-396)

    10u*       1993 Long Term Incentive Plan. (p. IV-403)

    21         Parents and subsidiaries of registrant. (p. IV-415)

    23 Arthur Andersen & Co. consent to the incorporation by reference of their report on Form 10-K as amended into previously filed Forms S-8. (p. IV-416)

    99 Indemnity agreement between the Company and each of its directors and officers. (p. IV-417)

    * Each of these exhibits listed under the number 10 constitutes a management contract or a compensatory plan or arrangement.

    All other exhibits are not applicable.

                       C. R. BARD, INC. AND SUBSIDIARIES

(b) Reports on Form 8-K

    Registrant filed a Current Report on Form 8-K dated October 8, 1993 with respect to confirming Company discussions with the Department of Justice concerning a possible disposition of the subject matter of the Boston Federal grand jury investigation into its angioplasty operations.

    Registrant filed a Current Report on Form 8-K dated October 15, 1993 announcing it had entered into a plea agreement in connection with charges stemming from violations of the Federal Food, Drug and Cosmetic Act.

    Registrant filed a Current Report on Form 8-K dated October 18, 1993 disclosing the financial impact of the Justice Department settlement on the third quarter earnings.

    Registrant filed a Current Report on Form 8-K dated November 15, 1993 announcing the Company's decision to close its Fitzwilliam, New Hampshire facility.

                                                                   SCHEDULE I
                       C. R. BARD, INC. AND SUBSIDIARIES
                             MARKETABLE SECURITIES

                               DECEMBER 31, 1993
                            (Thousands of Dollars)



Obligations of the Republic
    of Ireland Government                      $ 38,600


European bank deposits                           14,500


Other foreign bank deposits                       5,200


Puerto Rico bank deposits and
    government obligations                       12,600




                                               $ 70,900



The original cost of these marketable securities is equal to their fair market value. These securities mature within six months of December 31, 1993 and have a weighted average interest rate of 4.1%.

                                    IV - 5

                                                                   SCHEDULE V
                       C. R. BARD, INC. AND SUBSIDIARIES

                         PROPERTY, PLANT AND EQUIPMENT
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                            (Thousands of Dollars)


Column A         Col. B        Col. C      Col. D       Col. E      Col. F

                Balance                  Retire-       Other
                at                       ments         Currency    Balance
                Beginning    Additions   Sales or      Transla-    at End
                of Year      at Cost     Transfers     tion        of Year

Year Ended December 31, 1993

Land            $  9,000     $   ---     $   (200)     $   ---     $  8,800
Build.&imp.      106,700       4,500       (3,500)      (1,000)     106,700
Mach.&equip.     137,300      26,800      (16,500)      (2,200)     145,400
                                    (a)         (c)
     Total      $253,000     $31,300     $(20,200)     $(3,200)    $260,900

Year Ended December 31, 1992

Land            $  9,000     $   ---     $    ---      $   ---     $  9,000
Build.&imp.      102,700       9,800       (4,600)      (1,200)     106,700
Mach.&equip.     132,700      20,500      (14,300)      (1,600)     137,300
                                    (b)
     Total      $244,400     $30,300     $(18,900)     $(2,800)    $253,000

Year Ended December 31, 1991

Land            $  8,900     $   100     $    ---      $   ---     $  9,000
Build.&imp.       98,400       7,500       (2,500)        (700)     102,700
Mach.&equip.     123,200      23,400      (13,200)        (700)     132,700

     Total      $230,500     $31,000     $(15,700)     $(1,400)    $244,400


(a) Includes $600 of property, plant and equipment of acquired companies.

(b) Includes $300 of property, plant and equipment of acquired companies.

(c) Includes $3,400 of property, plant and equipment disposed of with the sale of the Bard MedSystems division.

                                     IV-6

                                                                  SCHEDULE VI
                       C. R. BARD, INC. AND SUBSIDIARIES

                  ACCUMULATED DEPRECIATION AND AMORTIZATION
                         PROPERTY, PLANT AND EQUIPMENT
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                            (Thousands of Dollars)

Column A         Col. B        Col. C      Col. D      Col. E       Col. F

                Balance                  Retire-      Other
                at           Additions   ments        Currency     Balance
                Beginning    Charged     Sales or     Transla-     at End
                of Year      to Cost     Transfers    tion         of Year

Year Ended December 31, 1993

Build.&imp.     $ 28,600     $  5,000    $ (3,100)    $   (300)    $ 30,200
Mach.&equip.      61,600       15,400     (14,000)      (1,200)      61,800
                                                 (a)
     Total      $ 90,200     $ 20,400    $(17,100)    $ (1,500)    $ 92,000

Year Ended December 31, 1992

Build.&imp.     $ 26,400     $  6,100    $ (3,600)    $   (300)    $ 28,600
Mach.&equip.      60,400       15,100     (12,900)      (1,000)      61,600

     Total      $ 86,800     $ 21,200    $(16,500)    $ (1,300)    $ 90,200


Year Ended December 31, 1991

Build.&imp.     $ 23,500     $  5,100    $ (2,100)    $   (100)    $ 26,400
Mach.&equip.      59,500       13,700     (12,400)        (400)      60,400

     Total      $ 83,000     $ 18,800    $(14,500)    $   (500)    $ 86,800

(a) Includes $2,200 of accumulated depreciation for property, plant and equipment sold with the Bard MedSystems division.

                                     IV-7

                                                                SCHEDULE VIII
                       C. R. BARD, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                            (Thousands of Dollars)


Column A              Col. B       Col. C      Col. D     Col. E      Col. F

                                 Additions   Deductions
                     Balance     Charged     Charged     Write-Off
                     at          to Costs    to          Uncol-      Balance
                     Beginning   and         Other       lectable    at End
                     of Year     Expenses    Accounts    Accounts    of Year


Year Ended December 31, 1993

Reserve for doubtful
 accounts            $ 5,300     $ 2,400     $  (300)    $  (300)    $ 7,100


Year Ended December 31, 1992

Reserve for doubtful
 accounts            $ 5,000     $ 2,200     $  (200)    $(1,700)    $ 5,300


Year Ended December 31, 1991

Reserve for doubtful
 accounts            $ 4,600     $ 1,600     $  (200)    $(1,000)    $ 5,000

                                     IV-8

                       C. R. BARD, INC. AND SUBSIDIARIES


                                  Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    C. R. BARD, INC.
                                      (Registrant)



                                By: William C. Bopp  /s/
                                    William C. Bopp
                                    Senior Vice President and
                                    Chief Financial Officer

Date:  March 28, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signatures                           Title                    Date



William H. Longfield /s/       President and                  March 28, 1994
William H. Longfield           Chief Operating Officer
                               and Director
                               (Principal Executive
                               Officer)


William C. Bopp  /s/           Senior Vice President          March 28, 1994
William C. Bopp                and Chief Financial
                               Officer
                               (Principal Financial
                                Officer)


Terence C. Brady, Jr. /s/      Senior Vice President          March 28, 1994
Terence C. Brady, Jr.          and Controller
                               (Principal Accounting
                               Officer)

C. R. BARD, INC. AND SUBSIDIARIES



     Signatures                        Title            Date



Joseph F. Abely, Jr.    /s/         Director         March 28, 1994
Joseph F. Abely, Jr.



William T. Butler, M.D. /s/         Director         March 28, 1994
William T. Butler, M.D.



Raymond B. Carey, Jr.   /s/         Director         March 28, 1994
Raymond B. Carey, Jr.



Daniel A. Cronin, Jr.    /s/        Director         March 17, 1994
Daniel A. Cronin, Jr.



Regina E. Herzlinger   /s/          Director         March 28, 1994
Regina E. Herzlinger



Robert P. Luciano    /s/            Director         March 18, 1994
Robert P. Luciano



Robert H. McCaffrey    /s/          Director         March 28, 1994
Robert H. McCaffrey



Ralph H. O'Brien    /s/             Director         March 28, 1994
Ralph H. O'Brien