Form 10-Q
period 1994-03-31
BARD C R INC /NJ/
filed 1994-05-04
CIK 9892

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                            FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


              For the quarter ended March 31, 1994


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

                    Yes   X           No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                     Outstanding at April 29, 1994

Common Stock - $.25 par value                   51,869,670

                C. R. BARD, INC. AND SUBSIDIARIES


                              INDEX




                                                  Page No.

PART I - FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets -
March 31, 1994 and December 31, 1993                  1


Condensed Statements of Consolidated Income and
Retained Earnings For The Three Months Ended
March 31, 1994 and 1993                               2


Condensed Consolidated Statements of Cash Flows
For The Three Months Ended March 31, 1994 and 1993    3


Notes to Consolidated Financial Statements            4


Management's Discussion and Analysis of Financial
Condition and Results of Operations                   4



PART II - OTHER INFORMATION                           6

                C. R. BARD, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS
                     (thousands of dollars)
                                          March 31,   December 31,
                                            1994          1993
ASSETS                                   (Unaudited)

Current Assets:
  Cash and short-term investments         $ 86,800      $ 75,000
  Accounts receivable, net                 169,300       167,300
  Inventories                              179,000       173,500
  Other current assets                       5,700         5,700
    Total current assets                   440,800       421,500
Long-term investments                       17,800        17,700
Property, plant and equipment, net         171,400       168,900
Intangible assets, net of amortization     147,000       149,100

Other assets                                43,200        41,400
                                          $820,200      $798,600

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
  Short-term borrowings and current
    maturities of long-term debt          $103,300      $ 84,500
  Accounts payable                          37,100        39,300
  Accrued expenses                         119,300       124,500
  Federal and foreign income taxes          14,700        16,000
    Total current liabilities              274,400       264,300
Long-term debt                              68,500        68,500
Other long-term liabilities                 80,300        82,700
Shareholders' Investment
  Preferred stock, $1 par value,
   authorized 5,000,000 shares;
   none issued                                 ---           ---
  Common stock, $.25 par value,
   authorized 300,000,000 shares;
   issued and outstanding 51,979,445
   shares and 52,098,124 shares             13,000        13,000
  Capital in excess of par value            16,500        15,200
  Retained earnings                        377,900       367,400
  Other                                    (10,400)      (12,500)
                                           397,000       383,100
                                          $820,200      $798,600

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                               -1-

                C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED INCOME AND RETAINED EARNINGS
              (thousands except per share amounts)
                           (Unaudited)
                                         For The Three Months Ended
                                                   March 31,

                                            1994          1993
Net sales                                 $247,400      $236,400

Costs and expenses:
  Cost of goods sold                       121,300       116,500
  Marketing, selling and administrative     71,800        72,900
  Research and development expense          17,700        17,100

                                           210,800       206,500
Operating income                            36,600        29,900

  Interest expense                           2,600         2,700
  Other income(expense), net                (1,000)       12,300

Income before taxes and effect
  of accounting change                      33,000        39,500

  Provision for income taxes                10,200        12,600

Income before effect
  of accounting change                      22,800        26,900

Effect of change in accounting principle,
  net of taxes                                 ---        (6,100)

Net income                                  22,800        20,800

Retained earnings, beginning of period     367,400       363,800

  Treasury stock retired                    (5,000)      (14,000)

  Cash dividends                            (7,300)       (6,900)

Retained earnings, end of period          $377,900      $363,700

Weighted average shares outstanding         52,027        52,826

Income per share before effect
  of accounting change                    $    .44      $    .51

Net income per share                      $    .44      $    .39

Cash dividends per share                  $    .14      $    .13

The accompanying notes to consolidated financial statements are an integral part of these statements.

                               -2-

                C. R. BARD, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (thousands of dollars)
                           (Unaudited)



                                         For The Three Months Ended
                                                  March 31,
                                           1994            1993
Cash flows from operating activities:

     Net income                          $ 22,800        $ 20,800

     Noncash items and other               (8,500)         10,600

                                           14,300          31,400


Cash flows from investing activities:

     Capital expenditures                  (9,300)         (5,000)

     Other long-term investments, net        (900)        (14,900)

                                          (10,200)        (19,900)


Cash flows from financing activities:

     Purchase of common stock              (5,100)        (14,100)

     Dividends paid                        (7,300)         (6,900)

     Other financing activities            20,100            300

                                            7,700         (20,700)

Increase(decrease) in cash and short-
 term investments                        $ 11,800        $ (9,200)



The accompanying notes to consolidated financial statements are an integral part of these statements.




                               -3-

                C. R. BARD, INC. AND SUBSIDIARIES

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



The Company believes that it has included all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the results of operations for these periods. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements, as filed by the Company in the 1993 Annual Report on Form 10-K.

The Company provides postretirement health care benefits and life insurance coverage to a limited number of employees at a subsidiary. Effective January 1, 1993, the Company adopted the provisions of a new accounting standard related to postretirement health care benefits resulting in the Company recording an after tax charge of $6,100,000.


   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


Consolidated net sales for the first quarter of 1994 of $247,400,000 was an increase of 5 percent over the first quarter 1993 sales of $236,400,000. U.S. sales were $179,400,000 and international sales were $68,000,000 for the first quarter of 1994. These were increases of 5 and 3 percent respectively, over first quarter 1993 results. The currency translation effect reduced international sales by 2 percent and the sale last year of MedSystems division reduced U.S. sales by 3 percent.


PRODUCT GROUP SUMMARY OF NET SALES
(in thousands)
                               For the Three Months Ended March 31,

                                                          Percent
                                1994           1993       Change

Cardiovascular                $ 92,400       $ 93,500       (1)
Urological                      71,000         60,200       18
Surgical                        84,000         82,700        2

Net sales                     $247,400       $236,400        5

                C. R. BARD, INC. AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS (cont'd)

The gross profit margins have increased slightly, from 50.7% to 51.0% for the three months ended March 31, 1993 and 1994, respectively. This is a result of cost controls put in place, manufacturing improvements and product mix improvements.

Other income (expense), net, totaled $1,000,000 expense for the three months ended March 31, 1994 compared with income of $12,300,000 for the same period in 1993. Included in the 1993 amount is approximately $15,900,000 gain from the sale of the MedSystems division to Baxter International and several nonrecurring charges of over $5,000,000.

Effective January 1, 1993 the Company adopted Statements of Financial Accounting Standards No. 106 "Accounting for Post Retirement Benefits Other Than Pensions" and No. 109 "Accounting for Income Taxes." The adoption of Statement No. 106 is further discussed in the accompanying footnotes.

Net income of $22,800,000 and earnings per share of 44 cents for the quarter ended March 31, 1994 were increases of 10% and 13%, respectively, compared with the first quarter of 1993.

During the first quarter of 1993 the Company invested over $19,000,000 acquiring the assets of several companies or product lines. The largest of these acquisitions were the assets of Solco Hospital Products Group, Inc., whose principal products are autotransfusion devices. This acquisition strengthened the Company's overall presence in the blood salvaging products business.

During the first three months of 1994 and 1993, the Company acquired 186,400 and 541,700, respectively, of its common shares which were retired.

On April 5, 1994 the U.S. District Court in Boston approved the plea agreement signed by the Company and the federal government on October 14, 1993. The agreement is in connection with charges stemming from violations, primarily during the 1980's by the Company's USCI division, of the Federal Food, Drug and Cosmetic Act and other statutes. Under the agreement, the Company will pay a fine and civil damages totaling $61 million which had been charged against the 1993 third quarter's earnings. By May 5, 1994 the Company will pay $30.5 million to the government in accordance with this agreement. This amount has been reflected as a short-term obligation in accrued expenses and the balance of the settlement has been reflected in other long-term liabilities.

                C. R. BARD, INC. AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS (cont'd)

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On April 5, 1994 the U.S. District Court in Boston approved the Plea Agreement signed by the Company with the Department of Justice on October 14, 1993 in connection with charges stemming from violations, primarily during the 1980's by the Company's USCI division, of the Federal Food, Drug and Cosmetic Act and other statutes.

Item 4. Submission of Matters to a Vote of Security Holders.

(a) The registrant held its Annual Meeting of Shareholders on April 20, 1994.

(b) Proxies for the meeting were solicited pursuant to Regulation 14; there was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement and all such nominees were elected. The results of voting for the three Class I directors elected for a term of three years to serve until the 1997 Annual Meeting were as follow: William T. Butler, M.D., For - 45,002,368 Authority Withheld - 361,800; Raymond B. Carey, Jr., For - 44,995,377 Authority Withheld - 368,791; and Daniel A. Cronin, Jr., For - 44,993,621 Authority Withheld - 370,547.

(c) Briefly described below is each other matter voted upon at the Annual Meeting and the number of affirmative votes and negative votes with respect to each matter.

             (i)  Approval of the 1994 Executive Bonus Plan.

                  For         38,353,885
                  Against      6,439,079
                  Abstain        571,204

             (ii) Ratification of the appointment of Arthur
                  Andersen & Co. as independent public accountants for the year 1994.

                  For         45,061,026
                  Against        172,590
                  Abstain        130,552

                C. R. BARD, INC. AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS (cont'd)

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibit 10 - Material Contracts

        1994 Executive Bonus Plan of C. R. Bard, Inc.

(b)     Registrant filed a Current Report on  Form 8-K dated
        January 19, 1994 with respect to the Food and Drug
        Administration applying the provisions of the Applications Integrity Policy to the Company's USCI division.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              C. R. BARD, INC.
                                (Registrant)




                              William C. Bopp           /s/
                              William C. Bopp
                              Senior Vice President and
                              Chief Financial Officer




                              Charles P. Grom           /s/
                              Charles P. Grom
                              Controller and
                              Chief Accounting Officer





DATE:  May 4, 1994