Form 10-Q
period 1994-06-30
BARD C R INC /NJ/
filed 1994-08-12
CIK 9892

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                            FORM 10-Q


          QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


               For the quarter ended June 30, 1994

                  Commission File Number 1-6926


                        C. R. BARD, INC.

     (Exact name of registrant as specified in its charter)

                           New Jersey
                    (State of incorporation)

                           22-1454160
              (I.R.S. Employer Identification No.)

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

                                       Yes     X       No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                    Outstanding at July 31, 1994

Common Stock - $.25 par value                  51,893,628

                C. R. BARD, INC. AND SUBSIDIARIES


                              INDEX

                                                      Page No.

PART I - FINANCIAL INFORMATION

    Condensed Consolidated Balance Sheets -
    June 30, 1994 and December 31, 1993                  1

    Condensed Statements of Consolidated Income
    and Retained Earnings For The Quarter and
    Six Months Ended June 30, 1994 and 1993              2

    Condensed Consolidated Statements of Cash Flows
    For The Six Months Ended June 30, 1994 and 1993      3

    Notes to Consolidated Financial Statements           4

    Management's Discussion and Analysis of Financial
    Condition and Results of Operations                  4




PART II - OTHER INFORMATION                              6

                C. R. BARD, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS
                     (thousands of dollars)
                                           June 30,   December 31,
                                             1994        1993
                                          (Unaudited)
ASSETS
Current Assets:
  Cash and short-term investments         $ 72,400      $ 75,000
  Accounts receivable, net                 175,400       167,300
  Inventories                              186,600       173,500
  Other current assets                       7,300         5,700
    Total current assets                   441,700       421,500

Long-term investments                       17,800        17,700

Property, plant and equipment, net         177,100       168,900

Intangible assets, net of amortization     144,400       149,100

Other assets                                45,300        41,400
                                          $826,300      $798,600

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
  Short-term borrowings and current
    maturities of long-term debt          $124,300      $ 84,500
  Accounts payable                          35,400        39,300
  Accrued expenses                          98,000       124,500
  Federal and foreign income taxes          13,600        16,000
    Total current liabilities              271,300       264,300
Long-term debt                              68,500        68,500
Other long-term liabilities                 67,400        82,700

Shareholders' Investment
  Preferred stock, $1 par value,
    authorized 5,000,000 shares;
    none issued                              ---           ---
  Common stock, $.25 par value,
    authorized 300,000,000 shares;
    issued and outstanding 51,893,628
    shares and 52,098,124 shares            13,000       13,000
  Capital in excess of par value            16,600       15,200
  Retained earnings                        391,200      367,400
  Other                                     (1,700)     (12,500)
                                           419,100      383,100
                                          $826,300     $798,600

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                C. R. BARD, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME AND RETAINED EARNINGS
              (thousands except per share amounts)
                           (Unaudited)
                           For Quarter Ended  For Six Months Ended
                                June 30,           June 30,
                             1994     1993      1994      1993
Net sales                  $256,300 $243,900  $503,700  $480,300
Costs and expenses:
 Cost of goods sold         124,500  119,000   245,800   235,500
 Marketing, selling and
    administrative           74,900   74,900   146,700   147,800
 Research and development    18,700   17,300    36,400    34,400
                            218,100  211,200   428,900   417,700
Operating income             38,200   32,700    74,800    62,600
  Interest expense            3,200    2,800     5,800     5,500
  Other income(expense),
   net                       (1,200)    (900)   (2,200)   11,400
Income before taxes and
  effect of accounting
  change                     33,800   29,000    66,800    68,500
  Provision for income
  taxes                      10,500    8,700    20,700    21,300
Income before effect of
  accounting change          23,300   20,300    46,100    47,200
Effect of change in
  accounting principle,
  net of taxes                ---      ---       ---      (6,100)
Net income                   23,300   20,300    46,100    41,100
Retained earnings,
  beginning of period       377,900  363,700   367,400   363,800
  Treasury stock retired     (2,700)  (9,700)   (7,700)  (23,700)
  Cash dividends             (7,300)  (6,700)  (14,600)  (13,600)
Retained earnings, end of
  period                   $391,200 $367,600  $391,200  $367,600
Weighted average shares
  outstanding                                   51,992    52,579
Income per share before
  effect of accounting
  change                   $    .45 $    .39  $    .89  $    .90
Net income per share       $    .45 $    .39  $    .89  $    .78
Cash dividends per share   $    .14 $    .13  $    .28  $    .26

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                C. R. BARD, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (thousands of dollars)
                           (Unaudited)
                                         For The Six Months Ended
                                                 June 30,

                                           1994           1993
Cash flows from operating activities:
    Net income                           $ 46,100       $ 41,100

    Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Depreciation and amortization       17,100         14,700
       Other non-cash items                 1,900          1,300

    Changes in assets and liabilities:
       Current assets                     (22,800)        (4,000)
       Current liabilities                (32,800)          (100)
       Other long-term liabilities        (15,300)         6,400

                                           (5,800)        59,400

Cash flows from investing activities:
    Capital expenditures                  (18,900)       (11,000)
    Other long-term investments, net        3,000        (18,600)

                                          (15,900)       (29,600)

Cash flows from financing activities:
    Purchase of common stock               (7,700)       (23,900)
    Dividends paid                        (14,600)       (13,600)
    Short-term borrowings and other        41,400         16,500

                                           19,100        (21,000)

Increase(decrease) in cash and
    short-term investments                 (2,600)         8,800
Cash and short-term investments-
    beginning of year                      75,000         49,800
Cash and short-term investments-
    end of period                        $ 72,400       $ 58,600

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                C. R. BARD, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS
Consolidated net sales for the second quarter of $256,300,000 increased 5 percent over the second quarter 1993 net sales of $243,900,000. Sales for the first six months of 1994 of $503,700,000 increased 5 percent over the $480,300,000 for the same period last year. Sales in the U.S. for the second quarter of 1994 were $180,100,000, up 7 percent from 1993, while international sales of $76,200,000 were level with last year. The currency translation effect reduced sales outside the U.S. in the second quarter of 1994 by 2 percent. For the first six months of 1994, U.S. sales totaled $359,500,000, up 6 percent, while international sales increased 1 percent to $144,200,000. Currency translation for the first half of 1994 lowered worldwide sales by approximately 1 percent, and the sale of Bard MedSystems division, reported in February 1993, had the impact of lowering sales an additional 1 percent.

PRODUCT GROUP SUMMARY OF NET SALES
(in thousands)
                Quarter Ended June 30,  Six Months Ended June 30,
                                 Percent                  Percent
                 1994     1993   Change   1994     1993   Change

Cardiovascular $ 97,500 $100,700   (3)  $189,900 $194,200   (2)
Urological       71,600   61,400   17    142,600  121,600   17
Surgical         87,200   81,800    7    171,200  164,500    4

Net Sales      $256,300 $243,900    5   $503,700 $480,300    5

                C. R. BARD, INC. AND SUBSIDIARIES

In the second quarter of 1994 the urological and surgical product groups continued to lead the Company's revenue and earnings growth. Contigen, the new stress urinary incontinence product was the Company's most important contributor with first-half revenue in excess of $15 million. Cardiovascular sales remain soft, primarily due to a lack of new product approvals in the United States at the USCI division. The Company continues to develop and launch new balloon angioplasty products in international markets.

The gross profit margins of 51 percent remain the same for the six months ended June 30, 1994 and 1993.

Other income(expense), net, totaled $2,200,000 in expenses for the first half of 1994 and $11,400,000 in revenues for the same period last year. Included in the 1993 amount is approximately $15,900,000 gain from the sale of the MedSystems division to Baxter International and several nonrecurring charges of over $5,000,000.

Effective January 1, 1993 the Company adopted Statements of Financial Accounting Standards No. 106, "Accounting for Post Retirement Benefits Other Than Pensions" and No. 109, "Accounting for Income Taxes". The adoption of Statement No. 106 is further discussed in the accompanying footnotes.

Second quarter consolidated net income of $23,300,000 increased 15% from the $20,300,000 second quarter results of last year. Net income for the six months of 1994 of $46,100,000 reflects an increase of 12% from $41,100,000 for the same period last year.

For the first six months of 1994, the Company has increased its short-term borrowings by approximately $40,000,000. These additional borrowings were used for general working capital and a portion was used for the payment of the Department of Justice settlement.

Accrued expenses declined by $26,500,000 and other long-term liabilities declined by $15,300,000. These reductions were mainly a result of the Company paying $30,500,000 to the federal government and the reclassification of $15,300,000 from long-term to short-term for its obligations under the Department of Justice settlement agreement.

Other shareholders' investment has increased by $10,800,000 in the first six months of 1994 mainly as a result of translation adjustments.

During the first six months of 1993 the Company invested over $19,000,000 acquiring the assets of several companies or product lines. The largest of these companies acquired were the assets of Solco Hospital Products Group, Inc., whose principal products are autotransfusion devices.

                C. R. BARD, INC. AND SUBSIDIARIES

During the first six months of 1994 and 1993, the Company acquired 300,000 and 978,600 respectively, of its common shares which were retired.

On April 5, 1994 the U.S. District Court in Boston approved the plea agreement signed by the Company and the federal government on October 14, 1993. The agreement is in connection with charges stemming from violations, primarily during the 1980's by the Company's USCI division, of the Federal Food, Drug and Cosmetic Act and other statutes. Under the agreement, the Company agreed to pay a fine and civil damages totaling $61 million which had been charged against the 1993 third quarter's earnings. In May 1994, the Company paid $30.5 million to the government in accordance with this agreement.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

By letter dated May 20, 1993, EPA notified Bard Urological Division's Glens Falls facility that it may be a Potentially Responsible Party ("PRP") relative to clean-up of the Frontier Chemical site, which is located in Niagara Falls, New York. In September 1993, the Company entered into a consent order concerning the first phase of the cleanup, which was a drum removal action. The Company's liability for the first phase is currently estimated at $119,000.

As previously disclosed, the Appellate Division of New Jersey Superior Court dismissed the appeal of a single shareholder seeking to challenge as inadequate the 1991 settlements of all shareholder litigation arising out of the withdrawal of certain angioplasty catheters from the United States market. On June 7, 1994, the New Jersey Supreme Court denied that shareholder's petition to appeal the dismissal.

Item 6.  Exhibits and Reports on Form 8-K

    (b)  Registrant filed a Current Report on Form 8-K dated
         May 9, 1994 with respect to updating the status of FDA product submission audits.

                C. R. BARD, INC. AND SUBSIDIARIES

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

                                       C. R. BARD, INC.
                                         (Registrant)


                                       William C. Bopp /s/
                                       William C. Bopp
                                       Senior Vice President and
                                       Chief Financial Officer


                                       Charles P. Grom /s/
                                       Controller and
                                       Chief Accounting Officer

August 12, 1994