Form 10-Q
period 1994-09-30
BARD C R INC /NJ/
filed 1994-11-14
CIK 9892

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                            FORM 10-Q


          QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


            For the quarter ended September 30, 1994
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

                                    Yes     X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                   Outstanding at October 28, 1994

Common Stock - $.25 par value                  52,030,064

                C. R. BARD, INC. AND SUBSIDIARIES

                              INDEX

                                                       Page No.

PART I - FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets -
September 30, 1994 and December 31, 1993                   1

Statements of Consolidated Income and Retained
Earnings For The Quarter and Nine Months Ended
September 30, 1994 and 1993                                2

Condensed Consolidated Statements of Cash Flows
For The Nine Months Ended September 30, 1994
and 1993                                                   3

Notes to Consolidated Financial Statements                 4

Management's Discussion and Analysis of Financial
Condition and Results of Operations                        5


PART II - OTHER INFORMATION                                7

                C. R. BARD, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS
                     (thousands of dollars)
                                    September 30,  December 31,
                                        1994           1993
                                     (Unaudited)
ASSETS
Current Assets:
  Cash and short-term investments      $110,200      $ 75,000
  Accounts receivable, net              177,800       167,300
  Inventories                           200,700       173,500
  Other current assets                    9,200         5,700
    Total current assets                497,900       421,500
Long-term investments                    17,900        17,700
Property, plant and equipment           290,200       260,900
Less:  accumulated depreciation         110,800        92,000
                                        179,400       168,900
Intangible assets, net of amortization  143,900       149,100
Other assets                             53,100        41,400
                                       $892,200      $798,600

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
  Short-term borrowings and current
    maturities of long-term debt       $163,900      $ 84,500
  Accounts payable                       35,800        39,300
  Accrued expenses                      107,000       124,500
  Federal and foreign income taxes       13,300        16,000
    Total current liabilities           320,000       264,300
Long-term debt                           68,500        68,500
Other long-term liabilities              64,000        82,700

Shareholders' Investment
  Preferred stock, $1 par value,
    authorized 5,000,000 shares;
    none issued                             ---           ---
  Common stock, $.25 par value,
    authorized 300,000,000 shares;
    issued and outstanding 51,986,195
    shares and 52,098,124 shares         13,000        13,000
  Capital in excess of par value         19,200        15,200
  Retained earnings                     405,100       367,400
  Other                                   2,400       (12,500)
                                        439,700       383,100
                                       $892,200      $798,600

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                C. R. BARD, INC. AND SUBSIDIARIES

     STATEMENTS OF CONSOLIDATED INCOME AND RETAINED EARNINGS
              (thousands except per share amounts)
                           (Unaudited)
                       For The Quarter Ended  For Nine Months Ended
                           September 30,          September 30,
                           1994      1993        1994      1993
Net sales                $251,900  $243,500    $755,600 $723,800
Costs and expenses:
 Cost of goods sold       123,000   119,100     368,800  354,600
 Marketing, selling &
    administrative         75,000    73,000     221,700  220,800
 Research & development    16,900    17,600      53,300   52,000
                          214,900   209,700     643,800  627,400
Operating income           37,000    33,800     111,800   96,400
  Interest expense          3,800     2,700       9,600    8,200
  Other income(expense),
   net                       (600)  (63,200)     (2,800) (51,800)
Income(loss) before taxes
  & effect of accounting
  change                   32,600   (32,100)     99,400   36,400
  Provision for income
  taxes                     9,800    (6,900)     30,500   14,400
Income(loss) before effect
  of accounting change     22,800   (25,200)     68,900   22,000
Effect of change in
  accounting principle,
  net of taxes                ---       ---         ---   (6,100)
Net income(loss)           22,800   (25,200)     68,900   15,900
Retained earnings,
  beginning of period     391,200   367,600     367,400  363,800
  Treasury stock retired   (1,200)      ---      (8,900) (23,700)
  Cash dividends           (7,700)   (7,300)    (22,300) (20,900)
Retained earnings, end
  of period              $405,100  $335,100    $405,100 $335,100
Weighted average shares
  outstanding                                    51,999   52,370
Income(loss) per share
  before effect of
  accounting change      $    .44  $   (.48)   $   1.33 $    .42
Net income(loss) per
  share                  $    .44  $   (.48)   $   1.33 $    .30
Cash dividends per share $    .15  $    .14    $    .43 $    .40

The accompanying notes to consolidated financial statements are an integral part of these statements.

                C. R. BARD, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (thousands of dollars)
                           (Unaudited)
                                        For The Nine Months Ended
                                              September 30,
                                           1994           1993
Cash flows from operating activities:
  Net income                             $ 68,900       $ 15,900

  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization         27,400         24,400
     Other noncash items                    2,000          5,000

  Changes in assets and liabilities:
     Current assets                       (41,200)         7,200
     Current liabilities                  (23,700)        13,900
     Other long-term liabilities          (18,700)        36,300

                                           14,700        102,700


Cash flows from investing activities:
  Capital expenditures                    (28,500)       (22,800)
  Other long-term investments, net         (1,400)       (58,000)

                                          (29,900)       (80,800)


Cash flows from financing activities:
  Purchase of common stock                 (9,000)       (23,900)
  Dividends paid                          (22,300)       (20,900)
  Short-term borrowings and other          81,700         47,900

                                           50,400          3,100


Increase in cash and short-term
    investments                            35,200         25,000
Cash and short-term investments-
    beginning of year                      75,000         49,800
Cash and short-term investments-
    end of period                        $110,200       $ 74,800

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

On April 5, 1994 the U.S. District Court in Boston approved the plea agreement signed by the Company and the federal government on October 14, 1993. The agreement is in connection with charges stemming from violations, primarily during the 1980's by the Company's USCI division, of the Federal Food, Drug and Cosmetic Act and other statutes. Under the agreement, the Company agreed to pay a fine and civil damages totaling $61,000,000 which had been charged against the 1993 third quarter's earnings. In May 1994, the Company paid $30,500,000 to the government in accordance with this agreement.

In early October 1994, the Company acquired Angiomed, a German medical device manufacturer, with 1993 revenue of approximately $40,000,000. This business will contribute to sales in each of Bard's three product groups. Among Angiomed's many products are metal stents, which are currently marketed for urology, radiology, vascular surgery and gastroenterology applications in many countries outside the United States. Potential coronary applications are under development. This acquisition will also strengthen Bard's position in Germany, the third largest medical market in the world, and provide greater market penetration for all of Bard's products within emerging Eastern European markets. The funds used for this acquisition are included in cash and short-term investments and were financed by a combination of European cash and some additional short-term borrowings which were obtained prior to September 30, 1994 and are reflected in the balance sheet as of that date. Some modest dilution in earnings per share is anticipated for the fourth quarter of 1994 as a result of the acquisition, with no earnings dilution anticipated in 1995 and beyond. Since the beginning of 1994, including the Angiomed acquisition, the Company has invested over $83,000,000 in acquiring new businesses or product lines.

                C. R. BARD, INC. AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS



Consolidated net sales for the third quarter of $251,900,000 increased 3% against the third quarter 1993 level of $243,500,000. Sales for the nine months of 1994 of $755,600,000 increased 4% against the same period last year. Sales in the U.S. for the third quarter were $176,900,000, a 2% increase from 1993. Sales outside the U.S. increased 7% in the quarter to $75,000,000. The currency translation effect increased international sales in this quarter by 3%. For the nine months ended September 30, 1994, sales in the U.S. were $536,400,000, up 5%, while international sales totaled $219,200,000, a 3% increase. For the nine month period ended September 30, 1994, the total sales increase is primarily due to an increase in volume, currency translation had essentially no effect, and the sale of Bard MedSystems division, reported in February 1993 had the effect of lowering sales by 1%.

PRODUCT GROUP SUMMARY OF NET SALES
(in thousands)
                     Quarter Ended          Nine Months Ended
                     September 30,             September 30,
                                    %                         %
                 1994     1993   Change    1994     1993   Change

Cardiovascular $ 90,500 $ 94,700  (4)    $280,400 $288,900  (3)
Urological       72,300   64,200  13      214,900  185,800  16
Surgical         89,100   84,600   5      260,300  249,100   4

Net sales      $251,900 $243,500   3     $755,600 $723,800   4

In the third quarter of 1994 the urological and surgical products groups continued to lead the Company's revenue and earning growth.
The new Contigen Bard collagen implant for the treatment of incontinence was the Company's most important contributor with nine month 1994 sales in excess of $25,000,000. Cardiovascular sales remain soft, primarily due to a lack of new product approvals in the United States at the USCI division as well as price declines in balloon angioplasty catheters in both the U.S. and Europe. The Company continues to develop and launch new balloon angioplasty products in international markets.

The gross profit margins have held steady at 51% for both the quarter and the nine month periods ended September 30, 1994 and 1993.

Other income(expense), net, totaled to a net expense of $2,800,000 for the nine months ended September 30, 1994 as compared with a net expense of $51,800,000 for the same period in 1993. Included in the 1993 amount is a charge to cover the $61,000,000 settlement reached with the Justice Department. Also, this amount includes a gain of approximately $15,900,000 from the sale of the MedSystems division to Baxter International and several nonrecurring charges of over $5,000,000 during the first quarter of 1993.

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

The Company results for the quarter ended September 30, 1994 was net income of $22,800,000 or $.44 per share as compared with a net loss of $25,200,000 or $(.48) per share for the same quarter in 1993. The effect of the Justice Department settlement during the third quarter of 1993 was to reduce earnings by $45,400,000 or $.87 per share. Without the settlement provision, the Company would have reported net income of $20,200,000 or $.39 per share.

Cash and short-term investments have increased during the nine month period ended September 30, 1994 to accumulate sufficient funds for the preparation of acquiring Angiomed in October 1994
(see footnotes for further discussion).

Short-term borrowings have increased during the first nine months of 1994 by approximately $79,400,000. These additional borrowings were used for general working capital, a portion was used for the payment of the Department of Justice settlement (see footnotes for further discussion) and some foreign currency borrowings were made in anticipation of acquiring Angiomed in October 1994.

Accrued expenses declined by $20,200,000 and other long-term liabilities declined by $18,700,000 between December 31, 1993 and September 30, 1994. These reductions were mainly a result of the Company paying $30,500,000 to the federal government and the reclassification of $15,300,000 from long-term to short-term for its obligations under the Department of Justice settlement agreement.

Other shareholders' investment has increased by $14,900,000 in the first nine months of 1994 primarily as a result of foreign currency translation adjustment.

During the first nine months of 1993 the Company invested over $55,000,000 acquiring several companies or product lines. In March 1993, the Company acquired the assets of Solco Hospital Products Group, Inc., whose principal products are autotransfusion devices. This acquisition has strengthened the Company's overall presence in blood salvaging products. In September 1993, the Company acquired Pilot Cardiovascular Systems, Inc., a manufacturer of a patented deflectable-tipped angioplasty guidewire. The Pilot guidewire will provide the Company with a new technology to enhance its market position in the radiopaque guidewire segment of its cardiology business.

                C. R. BARD, INC. AND SUBSIDIARIES



During the first nine months of 1994 and 1993, the Company acquired 350,000 and 978,600 respectively, of its common shares which were retired.

PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

  (a)  Exhibit 27 - Financial Data Schedule

  (b) There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 1994.



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


DATE:  November 14, 1994