Form 10-K
period 1994-12-31
BARD C R INC /NJ/
filed 1995-03-17
CIK 9892

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1994
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $1,394,100,000 based on the closing price of stock traded on the New York Stock
Exchange on February 28, 1995. As of February 28, 1995, there were 52,115,526 shares of Common Stock, $.25 par value per share, outstanding.

The Company's definitive Proxy Statement dated March 10, 1995 has been incorporated by reference with respect to certain information contained therein in Part III and Part IV of this Form 10-K.

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

In 1966, Bard acquired its supplier of urological and cardiovascular specialty products - the United States Catheter & Instrument Co. In 1980 Bard acquired its major source of the Foley catheter - Davol Inc. Numerous other acquisitions were made over the last thirty-five years broadening Bard's product lines. Today,
C. R. Bard, Inc. is a leading multinational developer, manufacturer and marketer of health care products.

1994 sales of $1.018 billion increased 5% from 1993. Net income for 1994 totaled $74.9 million or $1.44 per share, and increased
34% and 35%, respectively against 1993.

Acquisitions

During 1994 the Company spent $118.2 million acquiring new businesses. Angiomed AG, a German company with products marketed in the areas of urology, radiology, vascular surgery and gastroenterology was purchased in October 1994. VasCath, Inc., a Canadian company with a strong position in specialty catheter products was acquired in December 1994.

In 1993 acquisition spending totalled $70 million. Pilot Cardiovascular, Inc., a California company with deflectable tipped angioplasty guidewire technology, was purchased in September 1993. Bainbridge Sciences, Inc., a Washington company, was purchased in October 1993 while in its developmental stages. Bainbridge was renamed Bard Diagnostic Sciences early in 1995. Bard Diagnostic Sciences is an "in vitro" diagnostics company with products focused on cancer detection.

Product Group Information

Bard is engaged in the design, manufacture, packaging, distribution and sale of medical, surgical, diagnostic and patient care devices. Hospitals, physicians and nursing homes purchase approximately 90% of the Company's products, most of which are used once and discarded.

The following table sets forth for the last three years ended
December 31, 1994, the approximate percentage contribution by product line to Bard's consolidated net sales. The figures are on a worldwide basis.

                                     Years Ended December 31,
                                    1994        1993         1992

      Cardiovascular                 36%         40%          41%
      Urological                     29%         26%          25%
      Surgical                       35%         34%          34%

       Total                        100%        100%         100%

Narrative Description of Business

General

Historically, Bard has been known for its products in the urological field, where its Foley catheter is the leading device for bladder drainage. Today, Bard's largest product group is in cardiovascular care devices, contributing approximately 36% of consolidated net sales, with a wide range of products, including USCI balloon angioplasty catheters used for nonsurgical treatment of obstructed arteries. Additionally, Bard has important positions in the area of surgical products.

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

Urological - Bard offers a complete line of urological products including Foley catheters, procedural kits and trays and related urine monitoring and collection systems; biopsy and other cancer detection products; ureteral stents; and specialty devices for incontinence, endoscopic procedures and stone removal.

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

International - Bard markets cardiovascular, urological and surgical products throughout the world. Principal markets are Japan, Canada, the United Kingdom and Continental Europe. Approximately two-thirds of the sales in this segment are of products manufactured by Bard in its facilities in Canada, France, Germany, Ireland, Malaysia and the United Kingdom. The balance of the sales are from products manufactured in the United States, Puerto Rico or Mexico for export. Bard's foreign operations are subject to the usual risks of doing business abroad, including restrictions on currency transfer, exchange fluctuations and possible adverse government regulations. See footnote 10 in the Notes to Consolidated Financial Statements for additional information.

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

In 1994 no commercial customer accounted for more than 8% of the Company's sales and the five largest commercial customers combined accounted for approximately 24% of such sales. Combined sales to federal agencies accounted for approximately 1% of sales in 1994.

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

Raw Materials

The Company uses a wide variety of readily available plastic, textiles, alloys and rubbers for conversion into its devices. Two large, U.S.-based chemical suppliers have sought to restrict the sale of certain of their materials to the device industry for use
in implantable products.   Although  one  guiding  principle in the
adoption of this policy is the avoidance of negative economic effect on the health care industry, a small portion of our product lines may face a short-term threat to the continuity of their raw material supply. The companies have indicated that their action is based on product liability concerns. Bard and the medical device industry are working to resolve this problem in general and with these suppliers to assure a continuing supply of necessary raw materials. Bard is working to maintain a supply of qualified materials by developing new supplies and increasing inventories of important stocks.

Environment

The Company continues to address current and pending environmental regulations relating to its use of Ethylene Oxide and CFC's for the sterilization of some of its products. The Company is complying with regulations reducing permitted EtO emissions by installing scrubbing equipment and adjusting its processes. The Company recognizes the Montreal Protocol Treaty which plans for the reduction of CFC use worldwide, and the Company has reduced its own use of CFC's for sterilization more rapidly than is required by this treaty. Facilities, processes and equipment are required to achieve these goals and meet these regulations. The Company has eliminated over 95% of CFC use for sterilization. The Company intends to continue to reduce this use of CFC's. Capital expenditures required will not significantly adversely affect the Company's earnings or competitive position.

Employees

The Company employs approximately 8,650 persons.

Seasonality

The Company's business is not affected to any material extent by seasonal factors.

Research and Development

The Company's research and development expenditures amounted to approximately $69,800,000 in 1994, $66,300,000 in 1993 and
$60,500,000 in 1992.

Item 2.  Properties

The executive offices of the Company are located in Murray Hill, New Jersey in facilities which the Company owns. Domestic manufacturing and development units are located in California, Georgia, Kansas, Massachusetts, New Jersey, New York, Ohio, Puerto Rico, Rhode Island, South Carolina, Utah, Washington and Wisconsin. Sales offices and distribution points are in these locations as well as others.

Outside the U.S., the Company has plants or offices in Australia, Austria, Belgium, Canada, France, Germany, Hong Kong, India,
Ireland, Italy,  Japan, Malaysia, Mexico, Netherlands, Portugal,
Singapore, Spain and the United Kingdom.

The Company owns approximately 2,500,000 square feet in 24 locations and leases approximately 1,393,000 square feet of space in 57 locations.

All these facilities are well maintained and suitable for the operations conducted in them.

Item 3.  Legal Proceedings

On October 14, 1993, the Company entered into a Plea Agreement with the Department of Justice in connection with charges stemming from violations, primarily during the 1980s by the Company's USCI division, of the Federal Food, Drug and Cosmetic Act and other statutes. On April 5, 1994, the U.S. District Court in Boston approved the plea agreement. In connection with such violations, the Company received notice of suspension by the Defense Logistics Agency (the "DLA") relative to new federal government contracts.
In December 1994, the DLA reinstated all of the Company's subsidiaries and divisions, except the Company's USCI division, as federal contractors, making them eligible to bid on and obtain government contracts. Also in December 1994, the DLA issued a notice of proposed debarment to the Company's USCI division, which continues the government-wide suspension of that division as a government contractor. Pursuant to the notice and a subsequent revision, in February 1995, the Company submitted materials to the DLA in order to demonstrate that the USCI division has undertaken substantial remedial programs and certain administrative changes in order to support a finding by the DLA that the USCI division is a responsible contractor and that it is in the public interest to resume contracting with the USCI division. If the DLA does not so find, the Company's USCI division may be debarred for a period of time from serving as a government contractor. In January 1994 the Company received notification that the FDA had determined that provisions of the Applications Integrity Policy should be applied to the USCI division. Consequently, the Food and Drug Administration (the "FDA") suspended its review of pending pre-market applications that have been submitted by the USCI division.

Based upon regulatory compliance audits which the Company commenced in April 1994, the FDA will assess the validity of data and information in USCI's pending pre-market applications. The Company is unable to estimate how long the audit process will take and cannot predict how long the FDA's suspension of the USCI division's pre-market applications from review will last or the extent of the impact such suspension could have on USCI's competitive position. The Company is continuing discussions in certain related areas raised by the FDA to finally conclude this matter.

In December 1994, a suit was filed against the Company in the United States District Court for the Southern District of New York in which the plaintiff alleges that the Company has breached its obligations under a royalty agreement between the plaintiff and the Company relating to the sale of infusion balloon catheters. The plaintiff seeks $84 million in damages. Although the litigation is at a preliminary stage, the Company believes it has meritorious defenses to this action.

In January 1992 a civil complaint was filed in federal court regarding the Company's efforts to obtain FDA approval for and market an atherectomy device. In December 1994 this case was settled.

On November 21, 1994 an action was commenced against the Company by Surgical Laser Technologies, Inc. in the United States District Court for the Eastern District of Pennsylvania. The Amended Complaint alleged that the Company has repudiated, refused to perform and breached an alleged contract with SLT, and further alleges a breach of the duty of good faith and fair dealing in the conduct of contract negotiations between the parties and unfair competition. Damages of an unspecified amount are sought together with injunctive relief. The Company has answered the Amended Complaint, denying that there was ever agreement to the alleged contract, or that the Company otherwise breached any duty owed to SLT. Discovery has recently commenced and no trial date has yet been set. The Company believes it has meritorious defenses to this action.

During 1993, the United States Environmental Protection Agency (the "EPA") notified the Company's Urological division that it may be a potentially responsible party relative to clean-up of the Frontier Chemical site in Niagara Falls, New York. In September, 1993, the Company entered into a consent order concerning the first phase of the clean-up, which was a drum removal action. The Company currently estimates its liability for the first phase at $119,000.

During 1992, the EPA notified the Company that it had been identified as a potentially responsible party in connection with an ongoing investigation of the Solvents Recovery Service of New

England site in Southington, Connecticut. Although the full extent of liability in this case is unknown, the Company has been identified with less than one-half percent of the total gallonage of waste materials. The final resolution of this matter is not expected to have a material adverse financial impact on the Company.

The Company is also subject to other legal proceedings and claims which arise in the ordinary course of business.

Item 4.  Results of Votes of Security Holders

Not applicable.

Executive Officers of the Registrant

Set forth below is the name, age, position, five year business history and other information with respect to each executive officer of the Company as of February 28, 1995. No family relationships exist among the officers of the Company.

     Name                            Age             Position

William H. Longfield                 56         President and
                                                Chief Executive Officer
                                                and Director

Benson F. Smith                      47         Executive Vice President
                                                and Chief Operating Officer
                                                and Director

William C. Bopp                      51         Senior Vice President and
                                                Chief Financial Officer

Timothy M. Ring                      37         Group Vice President

Richard J. Thomas                    45         Group Vice President

William T. Tumber                    60         Group Vice President

Terence C. Brady, Jr.                63         Senior Vice President

Gerald L. Messerschmidt, M.D.        44         Senior Vice President
                                                Scientific Affairs

E. Robert Ernest                     54         Vice President - Planning
                                                and Development

Richard A. Flink                     60         Vice President, General
                                                Counsel and Secretary

Mark W. Sickles                      41         Vice President - Human
                                                Resources

Christopher D. Ganser                42         Vice President - Quality
                                                Assurance

Earle L. Parker                      51         Vice President   and
                                                Treasurer

Charles P. Grom                      47         Corporate Controller

All officers of the Company are elected annually by the Board of Directors. Mr. Longfield has been delegated the duties and responsibilities of Chairman by the Board of Directors.

Mr. Longfield joined the Company in 1989 and was elected executive vice president and chief operating officer. In 1991 he was elected president. In June 1994 he was elected to his present position. Prior to joining the Company, he was chief executive officer since 1984 of the Cambridge Group, Inc., a provider of long term health services for the elderly. Prior to joining Cambridge, he was employed by Lifemark, Inc., a health care management company, and for over 20 years with American Hospital Supply Corporation.

Mr. Smith joined Bard in 1980. Subsequently he was appointed general manager of Bard Electro Medical Systems, Inc. and in 1986 became vice president and general manager of Bard Home Health division. In 1987, he was promoted to president of Bard Urological division. In 1990, he was appointed to the position of group executive. In 1991, he was elected group vice president. In 1993, he was elected to the position of executive vice president with worldwide responsibility for operations. In July 1994 he was elected to his present position.

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

Dr. Messerschmidt joined the Company in January 1994 as Vice President-Scientific Affairs and was elected to his present position in February 1995. Prior to joining the Company he had been with DNX Corporation, a molecular engineering company, where he was vice president of medical and regulatory affairs. Prior to DNX he held various positions with the Pharmaceuticals Division of Ciba Geigy Corporation, the University of Michigan Medical Center, Wilford Hall U.S.A.F. Medical Center and the National Cancer Institute of the National Institutes of Health.

Mr. Ernest joined the Company in 1977 and was elected to his present position in 1979.

Mr. Flink joined the Company in 1970, was elected vice president and general counsel in 1973 and was elected to his present position in 1985.

Mr. Parker joined the Company in 1979. In 1985 he was promoted to vice president and controller of the USCI division. In December 1990 he was promoted to vice president-operations for the USCI division and, later that year, was promoted to vice president and general manager of the USCI Angiography division. In 1992 he was elected Treasurer and effective January 1, 1995 he was elected to his present position.

Mr. Sickles joined the Company in March 1994 and was elected to his current position. Prior to joining the Company he had been with A.L. Laboratories, a pharmaceutical company, where he was Vice President, Human Resources. Prior to that he was Vice President, Human Resources and Total Quality Management for A.W. Chesterton, Inc., a ceiling and specialty chemical manufacturer.

Mr. Ganser joined the Company in 1989 as Manager, Quality Assurance in the Moncks Corner facility. In April, 1994 he was elected to his present position.

Mr. Grom joined the Company in 1977. In 1989 he was promoted to assistant corporate controller and in May 1994 was elected to his present position.

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

                                        Quarters

                               1st      2nd       3rd      4th      Year
      1994

      High                   30-1/2   26-1/4    28-1/4   27-1/2    30-1/2
      Low                    23-7/8   22-3/8    22-1/4   23-5/8    22-1/4

      1993

      High                   35-1/4   28        27-5/8   26-7/8    35-1/4
      Low                    22-7/8   21-1/4    20-1/2   21-3/4    20-1/2


Approximate Number of Equity Security Holders

                                                  Approximate Number
                                                   of Record Holders
      Title of Class                            as of February 28, 1995
Common Stock - $.25 par value                             7,985*

*Included in the number of shareholders of record are shares held in "nominee" name.

Dividends

The Company paid cash dividends of $30,100,000 or $.58 per share in 1994 and $28,200,000 or $.54 per share in 1993. The following table illustrates the quarterly rate of dividends paid per share.

                               Quarters
                      1st      2nd      3rd      4th     Year

           1994      $ .14    $ .14    $ .15    $ .15   $ .58
           1993      $ .13    $ .13    $ .14    $ .14   $ .54

In January 1995, the first quarter dividend of $.15 per share was declared, indicating an annual rate of $.60 per share. The first quarter dividend was paid on February 3, 1995 to shareholders of record on January 23.

Item 6.    Selected Financial Data

(Thousands of dollars except per share amounts)
                               For the Years Ended December 31,
                          1994        1993       1992       1991       1990
INCOME STATEMENT DATA
Net sales              $1,018,200   $970,800   $990,200   $876,000   $785,300
Gross profit              520,900    494,100    479,300    408,500    351,500
Operating income          150,700    128,500    122,400     93,000     66,800
Net income                 74,900     56,000     75,000     57,200     40,300

BALANCE SHEET DATA
Total assets           $  958,400   $798,600   $712,500   $657,600   $612,800
Working capital            63,400    157,200    201,900    184,000    170,600
Long-term debt             78,300     68,500     68,600     68,900     69,800
Total debt                274,200    153,000    133,000    128,700    123,200
Shareholders'
 investment               439,800    383,100    392,400    365,700    342,200
COMMON STOCK DATA
Net income
 per share             $     1.44   $   1.07   $   1.42   $   1.08   $    .76
Cash dividends
 per share                    .58        .54        .50        .46        .42
Shareholders'
 investment
 per share             $     8.45   $   7.35   $   7.43   $   6.90   $   6.45
Average shares
 outstanding
  (000's)                  52,005     52,197     52,909     53,063     53,266

SUPPLEMENTARY DATA
Return on average
 shareholders'
 investment                 18.2%      14.4%      19.8%      16.2%      11.9%
Gross profit/
 net sales                  51.2%      50.9%      48.4%      46.6%      44.8%
Operating income/
 net sales                  14.8%      13.2%      12.4%      10.6%       8.5%
Net income/net
 sales                       7.4%       5.8%       7.6%       6.5%       5.1%
Days-accts rec.              62.9       61.0       63.0       62.7       65.5
Days-inventory              138.9      131.0      128.1      135.8      142.6
Total debt/total
 capitalization             38.4%      28.5%      25.3%      26.0%      26.5%
Interest expense       $   15,100   $ 11,400   $ 12,600   $ 14,100   $ 14,900
R&D expense            $   69,800   $ 66,300   $ 60,500   $ 55,600   $ 44,100
Number of
 employees                  8,650      8,450      8,850      9,100      8,750
Net sales per
 employee              $    117.7   $  114.9   $  111.9   $   96.3   $   89.7
Net income per
 employee              $      8.7   $    6.6   $    8.5   $    6.3   $    4.6

Item 7. Management's Discussion and Analysis of Results of Operations and of Financial Conditions

General

Bard is a leading multinational developer, manufacturer and marketer of products for the large and growing health care industry. Worldwide health care expenditures approximated $2 trillion in 1994 with about half that amount spent in the United States. Bard's segment of this industry, itself a multi-billion dollar market, is primarily specialized products used mainly in hospitals, in outpatient centers and in physician's offices to meet the needs of the medical profession in caring for their patients. The Company seeks to focus and concentrate on selected markets with cost-effective, innovative products and specialized sales forces to maximize our opportunities in these markets.

Operating Results

Consolidated net sales increased 5% in 1994, helped by good growth in many product areas. Net income increased 34%, while earnings per share increased 35%. The income figures for both 1993 and 1994 were significantly impacted by unusual or nonrecurring charges, described starting on page II-5 in this financial review.

Sales

Consolidated net sales totaled $1,018.2 million in 1994, a 5% increase over 1993. Significant factors in this growth were good increases in sales of Foley catheters and related procedure trays, specialty access catheters, vascular fabric and mesh products and gastroenterological specialty devices as well as a substantial increase in sales of Bard's Contigen implant. These areas, along with sales from our 1994 acquisitions and an increase of less than 1% from the effects of foreign currency translations, more than offset some continued weakness in certain cardiovascular product lines and price reductions which totaled 2.6% on a worldwide basis.

Consolidated net sales totaled $970.8 million in 1993, a decrease of $19.4 million or 2% for the year. Sales were lowered 3% as a result of the sale of the Bard MedSystems division in February 1993 and 1% by the negative impact of generally lower foreign currency values. Sales in 1993 were also negatively impacted by a slowdown in U.S. procedural rates, consolidations of health care providers, limited FDA approvals, increasingly conservative medical practices fostered by the growth of managed care and weaker European economies.

Consolidated net sales in 1992 totaled $990.2 million, an increase of $114.2 million or 13% for the year, primarily from higher volume, including new and improved products. The slightly favorable effect from changes in foreign currency values resulted in less than 1% of the 1992 consolidated net sales increase.

Worldwide sales in 1994 increased 16% in the urological product group, with a majority of the increase a result of sales of the Contigen implant. 1993 urological sales increased 1%. Good increases in several relatively new specialty devices were partially offset by declines in other areas. Urological sales rose 12% in 1992. This product group benefited in 1992 from a full year of OEM sales of private label urological products compared with nine months of sales in 1991. Sales growth from Foley catheter procedure trays and biopsy devices also contributed.

Sales in 1994 of the surgical product group increased 6% with the areas of specialty access, vascular fabrics and mesh and gastroenterology showing good gains. Adjusting for the sale of the MedSystems division in February 1993, sales in this group increased 7% in 1994. Sales of surgical products in 1993 decreased 1% but increased 8% after adjusting for the sale of the MedSystems division. Specialty access, endoscopic, laparoscopic and blood management products contributed significantly to this increase. In 1992, gains in endoscopic, specialty access, orthopaedic irrigation, vascular fabric and laparoscopic products contributed to a 15% increase in surgical sales.

Continued weakness in certain cardiovascular product areas resulted in a decline in sales in this group of 3% in 1994. Increased sales outside the U.S. were more than offset by declines in the U.S. which continue to be impacted by the lack of approvals by the Food and Drug Administration of new products from the USCI division. Cardiovascular product sales decreased 5% worldwide in 1993 with most product areas in this group showing declines. In 1992 cardiovascular sales increased 12% as the Company gained market share in balloon angioplasty catheters. Sales increases in guide catheters and electrophysiology and radiology products helped the growth in this area.

Sales in the United States increased 3% in 1994 and represented 70% of total sales. Sales of Contigen were the most important contributor to this growth. U.S. sales decreased 1% in 1993 and represented 71% of total sales. Urological product sales increased while sales of surgical products (due to the sale of MedSystems) and cardiovascular products decreased. In 1992, U.S. sales increased 13% and represented 70% of total sales. Surgical product sales showed the highest rate of increase.

Sales outside the U.S. increased 9% in 1994 with a little more than 1% of that growth the result of higher foreign currency values.
The growth was broad-based throughout our product areas and major geographic markets. Acquisitions accounted for 3% of this growth. In 1993 sales outside the U.S. declined 3%. Changes in foreign currency values in 1993 lowered these sales by nearly 5%. Growth in sales of surgical products were more than offset by decreases in urological and cardiovascular sales. 1992 sales outside the U.S. increased 12% with nearly 2% of that growth the result of changes in foreign currency values. Sales of urological and cardiovascular products led the way.

The geographic breakdown of sales outside the U.S. for the last three years is:
                          1994       1993       1992
Europe, Middle East
   and Africa              57%        56%        58%
Japan, Asia/Pacific        35         37         33
Western hemisphere,
   excluding U.S.           8          7          9
                          100%       100%       100%

Operating Income

Gross profit margins have increased in each of the last three years. The rates were 51.2% in 1994, 50.9% in 1993 and 48.4% in 1992. Productivity gains, cost reductions and a favorable product mix in many product areas contributed to this improvement in the last three years.

Bard uses the LIFO method of valuing substantially all U.S.
inventories, which results in current costs (higher in a period of inflation) being charged to cost of goods sold. Bard generally has been able to recover these costs through its strong product position in its markets. The Company also strives to offset the effect of inflation through its cost reduction programs.

Marketing, selling and administrative expenses have been controlled tightly as indicated by increases of less than 1% in total spending in this category in each of the last two years. As a percent of sales, these expenses represented 29.5% in 1994 compared with 30.8% in 1993 and 29.9% in 1992.

Research and development spending continues to increase as the Company focuses on new technologies and applications for the future. The Company's 1994 spending of $69.8 million was not as much as originally planned. The Company continued to focus on opportunities which improve outcomes and/or lower costs.

As a result of the improvements in gross profit margins and tight control of expenses, operating income has improved to 14.8% of sales in 1994 from 13.2% in 1993 and 12.4% in 1992.

Other Expense, Net

Please refer to Note 9, Other Expense, Net, of the Notes to Consolidated Financial Statements on page II-22 of this report for a summary of items in this category in the last three years. In 1994 there was a fourth quarter charge of $28.2 million. This covered the settlement of a 1992 lawsuit by the inventor of an atherectomy device which Bard is developing and provided for the anticipated future legal costs associated with the ongoing prosecution of the six individuals indicted in October 1993 plus other costs related to the USCI division (please refer to Note 5 of the Notes to Consolidated Financial Statements on page II-17 of this report).

Other expense, net in 1993 included a third quarter provision for the Justice Department settlement of $61 million, a fourth quarter gain of $32.7 million from the sale of shares of the common stock of Ventritex, Inc. and a first quarter gain of $10.9 million from the sale of the MedSystems division net of nonrecurring charges. The 1992 results included a first quarter gain from the sale of common stock of Ventritex.

Income Tax

The effective income tax rate was 27% in 1994, 37% in 1993 and 30% in 1992. The lower tax rate in 1994 is primarily due to the fourth quarter charge which is tax effected at U.S. rates. The higher 1993 rate was primarily due to the $61 million Justice Department settlement, which was not fully deductible. The tax benefit from operations in Puerto Rico and Ireland favorably affected the tax rate in each year, even though the benefit from operations in Puerto Rico was reduced slightly in 1994.

Net Income

Net income increased 34% in 1994 after a 25% decline in 1993 and a 31% increase in 1992. The net income effect of the 1994 and 1993 unusual or nonrecurring items discussed above in Other Expense, Net plus the after-tax charge of $6.1 million in the first quarter of 1993 for postretirement benefits were (in millions except per share amounts):

1994

Fourth quarter charge for legal fees
  and settlement                                $(16.9)

Equivalent per share                            $ (.33)

1993

Gain on sale of Ventritex stock                 $ 19.4
Gain on sale of MedSystems net of
  nonrecurring charges                             6.0
Effect of accounting change for
  postretirement benefits                         (6.1)
Justice Department settlement                    (45.4)

Total 1993                                      $(26.1)

Equivalent per share                            $ (.50)

After adjusting for the unusual or nonrecurring items above for the last two years, income would have been $91.8 million in 1994 and $82.1 million in 1993 while earnings per share would have been $1.77 in 1994 and $1.57 in 1993.

Financial Condition

Bard's financial condition remains strong. Although total debt increased by $121 million in 1994 to $274 million and the ratio of total debt to total capitalization increased to 38%, we believe this level continues to give the Company sufficient financing flexibility, should the need arise.

Bard maintains credit lines with banks for short-term cash needs and the total amount of these lines was increased substantially in 1994. These facilities were used as needed during the last three years. The current unused lines of credit total $241 million. As now structured, the Company expects cash flow from operating activities to exceed capital expenditures and dividend payments. The Company believes it could borrow adequate funds at competitive terms and rates, should it be necessary.

Total cash outlays made for purchases of businesses, patents, trademarks and other related items and long-term investments were $143 million in 1994, $101 million in 1993 and $46 million in 1992 for a total over the last three years of $290 million. The majority of these investments were for intangible items. About half of this total was financed with additional debt ($146 million) with the balance coming from cash from operations and proceeds from sales of assets. Cash from operations contributed to an increase in short-term investments in 1992 and 1993, a substantial portion of which was used in 1994, primarily for acquisitions.

The Company annually purchases an amount of its common stock in the open market large enough at least to replace shares issued under various employee stock plans. Net shares issued under the plans were 299,400 in 1994; 259,443 in 1993 and 319,480 in 1992. Total
shares purchased were 350,000 in 1994, 1,000,000 in 1993 and 500,000 in 1992. In January 1993 the Board of Directors authorized the purchase from time to time of up to 2 million shares of which 1,350,000 had been purchased as of December 31, 1994.

Foreign Currency Risk

The Company periodically enters into foreign exchange contracts to reduce its exposure to fluctuations in currency values. Contracts have been exclusively for the forward purchase of currencies in which the Company has known or anticipated payments. These are primarily for intercompany transactions, resulting in a high degree of confidence that the anticipated transactions will take place. Monetary assets of the Company held in foreign currencies have relatively short maturities and are denominated in currencies that have not experienced wide short-term fluctuations in their equivalent U.S. dollar values. Please refer to Note 4 of the Notes to Consolidated Financial Statements on page II-16 of this report for current details of the Company's foreign exchange contracts.

Legal Proceedings

For a discussion of pending legal proceedings and related matters, please see Note 5, Commitments and Contingencies, of the Notes to Consolidated Financial Statements on page II-17.

Acquisitions

For information on the Company's acquisitions of businesses, please see Note 2 of the Notes to Consolidated Financial Statements on page II-14.

Item 8.  Financial Statements and Supplementary Data

                   Report of Independent Public Accountants


We have  audited the accompanying consolidated  balance sheets of
C. R. Bard, Inc. (a New Jersey corporation) and subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C. R. Bard, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

As discussed in Note 8 to the consolidated financial statements, effective January 1, 1993 the Company changed its method for accounting for postretirement benefits other than pensions.

                                     ARTHUR ANDERSEN LLP


Roseland, New Jersey
February 8, 1995

                       C. R. BARD, INC. AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED INCOME
                                     For the Years Ended December 31,
(Thousands of dollars except per share amounts)
                                      1994           1993          1992
Net sales                          $1,018,200      $970,800      $990,200
Costs and expenses:
 Cost of goods sold                   497,300       476,700       510,900
 Marketing, selling and
  administrative                      300,400       299,300       296,400
 Research and development              69,800        66,300        60,500
                                      867,500       842,300       867,800

Operating income                      150,700       128,500       122,400

 Interest expense                      15,100        11,400        12,600
 Other expense, net                    32,600        18,200         2,800

Income before taxes and
 effect of accounting change          103,000        98,900       107,000
 Provision for income taxes            28,100        36,800        32,000

Income before effect of
 accounting change                     74,900        62,100        75,000
 Effect of change in
 accounting principle,
 net of taxes                             ---        (6,100)          ---

Net income                         $   74,900      $ 56,000      $ 75,000

Income per share before
 effect of accounting change       $     1.44      $   1.19      $   1.42

Net income per share               $     1.44      $   1.07      $   1.42

                       C. R. BARD, INC. AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED RETAINED EARNINGS
                                   For the Years Ended December 31,
(Thousands of dollars except per share amounts)
                                      1994           1993          1992
Balance, beginning of year         $  367,400      $363,800      $329,200
Net income                             74,900        56,000        75,000
Cash dividends (per share
 1994, $.58; 1993, $.54;
 1992, $.50)                          (30,100)      (28,200)      (26,500)
Excess of cost over par value
 of treasury stock retired
 (1994-350,000 shares,
 1993-1,000,000 shares
 and 1992-500,000 shares)              (8,900)      (24,200)      (13,900)
Balance, end of year               $  403,300      $367,400      $363,800

The accompanying notes to consolidated financial statements are an integral part of these statements.

                       C. R. BARD, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                           December 31,
(Thousands of dollars)                                  1994        1993
Assets
Current assets:
 Cash                                                 $  7,400    $  4,100
 Short-term investments                                 26,800      70,900
 Accounts receivable, less reserve of
  $7,900 and $7,100                                    187,300     167,300
 Inventories                                           199,200     173,500
 Other current assets                                    7,300       5,700
Total current assets                                   428,000     421,500
Long-term investments                                   13,300      17,700
Property, plant and equipment, at cost
 Land                                                   10,000       8,800
 Buildings and improvements                            141,800     106,700
 Machinery and equipment                               160,500     145,400
                                                       312,300     260,900
Less - Accumulated depreciation
 and amortization                                      112,400      92,000

Net property, plant and equipment                      199,900     168,900

Intangible assets, net of amortization                 265,400     149,100
Other assets                                            51,800      41,400
                                                      $958,400    $798,600
Liabilities and shareholders' investment
Current liabilities:
 Short-term borrowings and current maturities
  of long-term debt                                   $195,900    $ 84,500
 Accounts payable                                       39,200      39,300
 Accrued compensation and benefits                      31,900      29,900
 Accrued expenses                                       89,600      94,600
 Federal and foreign income taxes                        8,000      16,000

Total current liabilities                              364,600     264,300
Long-term debt                                          78,300      68,500
Other long-term liabilities                             75,700      82,700

Shareholders' investment:
Preferred stock, $1 par value, authorized
 5,000,000 shares; none issued                             ---         ---
Common stock, $.25 par value, authorized
 300,000,000 shares; issued and outstanding
 52,047,524 shares in 1994, 52,098,124
 shares in 1993                                         13,000      13,000
Capital in excess of par value                          20,500      15,200
Retained earnings                                      403,300     367,400
Other                                                    3,000     (12,500)
  Total shareholders' investment                       439,800     383,100
                                                      $958,400    $798,600

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                       C. R. BARD, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         For Years Ended December 31,
(Thousands of dollars)
                                          1994         1993        1992
Cash flows from operating activities:

Net income                             $  74,900     $ 56,000    $ 75,000
Adjustments to reconcile net
 income to net cash provided
 from operating activities:
  Depreciation and amortization           39,600       35,500      35,600
  Deferred income taxes                   (4,300)      (7,100)     (1,900)
  Expenses under stock plans               1,400        1,200       1,100
  Gain on disposal of assets,
   net                                       ---      (50,400)     (3,700)
Changes in assets and liabilities
 net of acquired businesses:
  Accounts receivable                     (7,300)       9,900     (21,400)
  Inventories                            (12,000)       3,000      (4,900)
  Other assets                            10,800        2,700         200
  Current liabilities, excluding
   debt                                  (27,500)      27,000      20,200
  Other long-term liabilities             (7,000)      46,200       3,400

Net cash provided from operating
 activities                               68,600      124,000     103,600

Cash flows from investing activities:

Capital expenditures                     (34,200)     (30,700)    (30,000)
Proceeds from sale of assets                 ---       65,000       8,300
Payments made for purchases of
 businesses                             (118,200)     (70,000)     (3,600)
Patents, trademarks and other            (24,500)     (22,700)    (26,700)
Long-term investments                       (200)      (8,700)    (15,900)

Net cash used in investing
 activities                             (177,100)     (67,100)    (67,900)

Cash flows from financing activities:

Common stock issued for options
  and benefit plans                        2,600        2,200       1,300
Purchase of common stock
 (350,000 shares in 1994,
  1,000,000 shares in 1993 and
  500,000 shares in 1992)                 (9,000)     (24,400)    (14,000)
Proceeds from long-term
 borrowings                                  500          ---      16,000
Principal payments of long-term
 borrowings                                 (100)        (400)       (700)
Proceeds from short-term
 borrowings, net                          99,500       20,400       5,000
Dividends paid                           (30,100)     (28,200)    (26,500)

Net cash provided from
 (used in) financing activities           63,400      (30,400)    (18,900)

Translation adjustment                     4,300       (1,300)       (800)

Cash and short-term investments:

Increase (decrease) during
 the year                                (40,800)      25,200      16,000
Balance at January 1,                     75,000       49,800      33,800

Balance at December 31,                $  34,200     $ 75,000    $ 49,800

The accompanying notes to consolidated financial statements are an integral part of these statements.

                       C. R. BARD, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Significant Accounting Policies

Consolidation All subsidiaries are consolidated and intercompany transactions have been eliminated.

Income Per Share The computations of income per share are based on the weighted average number of shares outstanding: 52,004,575 in 1994, 52,196,645 in 1993 and 52,909,360 in 1992. The effect of outstanding stock options and stock awards is not material and has been excluded from the computations.

Reserve for Doubtful Accounts Reserve for doubtful accounts was $7,900,000, $7,100,000 and $5,300,000 at December 31, 1994, 1993
and 1992, respectively. The Company charged to income $1,600,000, $2,100,000 and $2,000,000 for additional reserves against doubtful accounts during 1994, 1993 and 1992, respectively. Write-offs, net of recoveries were $1,400,000, $300,000 and $1,700,000 during 1994,
1993 and 1992, respectively. The 1994 reserve was increased by $600,000 as a result of acquisitions during the year.

Inventories Inventories are stated at the lower of cost or market. Substantially all domestic inventories are accounted for using the LIFO method of determining costs. All other inventories are accounted for using the FIFO method. Inventories valued under the LIFO method were $138,000,000 in 1994, $127,000,000 in 1993 and
$127,000,000 in 1992; under the FIFO method such inventories would have been higher by $13,300,000, $15,800,000 and $13,000,000, respectively. The following is a summary of inventories at December 31:

     (Thousands of dollars)              1994          1993

     Finished goods                    $111,800      $101,300
     Work in process                     57,300        51,400
     Raw materials                       30,100        20,800
                                       $199,200      $173,500

Depreciation Property, plant and equipment are depreciated on a straight-line basis over the useful lives of the various classes of assets.

Investments Long-term investments include long-term bonds and equity securities accounted for on the cost basis net of allowances where appropriate. The fair value of such investments, determined primarily by market quotes, approximated their carrying value at December 31, 1994 and 1993. For purposes of the Consolidated Statements of Cash Flows all short-term investments which have a maturity of ninety days or less are considered cash equivalents. Such investments are stated at cost which approximates their fair value.

                       C. R. BARD, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Significant Accounting Policies (continued)

Intangible Assets Intangible assets are recorded at cost and are amortized using the straight-line method over appropriate periods not exceeding 40 years. As of December 31, 1994 and 1993, intangible assets include the following:

     (Thousands of dollars)                           1994          1993

     Goodwill                                       $209,200      $ 91,500
     Other intangibles (primarily patents)           117,100       102,000
     Less accumulated amortization                   (60,900)      (44,400)

          Intangible assets, net                    $265,400      $149,100

Federal Income Taxes The Company has not provided for federal income taxes on the undistributed earnings of its foreign operations (primarily in Ireland) as it is the Company's intention to permanently reinvest undistributed earnings (approximately
$185,000,000 as of December 31, 1994).

Research and Development Research and development costs are charged to income as incurred.

New Accounting Pronouncements Effective January 1, 1994, the Company adopted SFAS No. 112 "Employers' Accounting for Postemployment Benefits" and SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Adoption of these statements did not have a significant effect on the Company's financial position or results of operations.

2.  Acquisitions

During 1994 the Company acquired several companies which are primarily located outside the United States. These acquisitions, along with the acquisitions made in 1993 have been accounted for under the purchase method of accounting and enhance or expand the Company's existing product lines and further develop international markets.

The cost of these acquisitions amounted to $118,200,000 in 1994 and $70,000,000 in 1993 and were financed through internally generated cash and available credit lines. These acquisitions did not have a significant effect on the Company's results of operations. The acquisition of Angiomed AG in October 1994 resulted in a dilution in earnings of $.03 per share.

                       C. R. BARD, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Income Tax Expense

Income tax expense consists of the following:
(Thousands of dollars)
                                   1994        1993        1992
Currently payable:
     Federal                      $21,800     $31,900     $20,300
     Foreign                        8,100       8,100       9,500
     State                          2,500       3,900       4,100
                                   32,400      43,900      33,900
Deferred:
     Federal                       (3,200)     (6,600)     (1,700)
     Foreign                       (1,100)       (500)       (200)
                                   (4,300)     (7,100)     (1,900)

                                  $28,100     $36,800     $32,000

Deferred income taxes are recognized for tax consequences of "temporary differences" by applying enacted statutory tax rates, applicable to future years, to differences between the financial reporting and the tax basis of assets and liabilities. At December 31, 1994, the Company's net deferred tax asset amounted to approximately $13,000,000 which is recorded in other assets. This amount principally comprises the tax effects of the differences between tax and financial accounting treatment of employee benefits of $14,000,000 and other temporary differences offset by the effect of accelerated depreciation ($6,000,000).

The following is a reconciliation between the effective tax rates and the statutory rates:
                                           1994        1993        1992

U.S. federal statutory rate                  35%         35%         34%
State income taxes net of federal
  income tax benefits                         2           3           2
Operations taxed at less than
  statutory rate, primarily Ireland
  and Puerto Rico                           (10)        (11)        (10)
Justice Department settlement                --           7          --
Other, net                                   --           3           4

Effective tax rate                           27%         37%         30%

Cash payments for income taxes were $45,500,000, $31,400,000 and $28,600,000 in 1994, 1993 and 1992, respectively.

                       C. R. BARD, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Short-Term Borrowings and Long-Term Debt

Short-term bank borrowings amounted to $195,800,000 and $84,400,000 at December 31, 1994 and 1993, respectively. The maximum amount outstanding during 1994 was approximately $199,800,000 with an average outstanding balance of $144,700,000. The effective interest rate was 4.8% in 1994 and 3.7% in 1993. Unused lines of credit amounted to $241,000,000 at December 31, 1994.

The following is a summary of long-term debt:

(Thousands of dollars)                                  1994        1993

8.69% Unsecured Notes due 1999                        $ 60,000    $ 60,000
7.8% Mortgage Loan                                       8,400         ---
Other, primarily 5.75% to 11.75% industrial
 development revenue bonds                              10,000       8,600
                                                        78,400      68,600
Less: amounts classified as current                        100         100

                                                      $ 78,300    $ 68,500

Under three deposit loan agreements with a bank, $55,000,000 has been borrowed at floating rates (7.23% at December 31, 1994) with maturity dates of September 1996, December 1999 and December 2002. At maturity, the loans are to be repaid through matured certificates of deposit held by the Company at the same bank.
Since the Company has the right of offset under these agreements and it is the Company's intention to present certain certificates of deposit for repayment of these loans at their maturity, these borrowings have been offset against these certificates of deposit in the accompanying consolidated balance sheets at December 31, 1994 and 1993. The related interest income has been offset against the interest expense.

The Company enters into foreign exchange contracts to help reduce the exposure to fluctuations between certain currencies. As of December 31, 1994 the contracts relate to the anticipated normal purchases by a subsidiary in Japan from a subsidiary in Ireland.
At December 31, 1994, there were Irish pound contracts outstanding payable in Japanese yen on a monthly basis throughout 1995 totaling 18,000,000 Irish pounds. Gains and losses which are required to be reflected on a mark-to-market basis are not significant.

The Company's long-term debt agreements contain restrictions which, among other things, require the maintenance of minimum net worth levels and limitations on the amounts of debt.

                       C. R. BARD, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Short-Term Borrowings and Long-Term Debt (continued)

As of December 31, 1994, the aggregate maturities of long-term debt were as follows: 1995-$100,000; 1996-$200,000; 1997-$2,000,000;
1998-$1,300,000; 1999-$61,200,000; 2000 and thereafter-$13,600,000.
The fair value of the Company's long-term debt is not significantly different from its recorded value. Interest expense in 1994, 1993 and 1992 approximated the cash outlay in each year.

5.  Commitments and Contingencies

On April 5, 1994, the U.S. District Court in Boston approved the Plea Agreement previously agreed to by the Company and the Department of Justice on October 14, 1993. The Agreement related to charges stemming from violations, primarily during the 1980's by the Company's USCI division, of the Federal Food, Drug and Cosmetic Act and other statutes. Under the Agreement, the Company is required to pay a fine and civil damages totaling $61 million. In accordance with the terms of the Agreement, a provision was made for this amount in the quarter ended September 30, 1993. As of December 31, 1994, the Company has paid $30.5 million of this amount. During 1994 the Defense Logistics Agency (DLA) reinstated the Company as a federal contractor with the exception of the USCI division. Furthermore, the Company is continuing discussions with the DLA to explore a possible resolution of this matter relative to the USCI division. In January 1994 the Company announced that the Food and Drug Administration's (FDA) Applications Integrity Policy had been applied to current applications from Bard's USCI division, and that based upon audits to be conducted by the Company, the FDA would assess the validity of data and information in USCI's pending premarket applications. The Company is unable to estimate how long the audit process will take or how long the suspension of FDA review of USCI's pending premarket applications will last. The Company is continuing discussions in certain related areas raised by the FDA to finally conclude this matter.

During the fourth quarter of 1994 the Company recorded a $28.2 million pretax charge ($16.9 million or 33 cents per share charge after taxes). This charge related to the settlement of a 1992 lawsuit by the inventor of an atherectomy device and includes a provision for the anticipated future legal costs associated with the ongoing criminal prosecution of individuals indicted as a result of the Justice Department's prior investigation into Bard's USCI division and for other costs related to the USCI division.

                       C. R. BARD, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Commitments and Contingencies (continued)

The Company is involved in two lawsuits which allege breaches of agreements where substantial amounts have been claimed. The Company is also subject to other legal proceedings and claims involving product liability and disputes on agreements which arise in the ordinary course of business.

Although some amounts claimed are substantial, the Company believes that the pending legal proceedings and other matters discussed in this Note will likely be disposed of over an extended period of time and should not have a material adverse impact on the Company's financial position or results of operations.

The Company is committed under noncancelable operating leases involving certain facilities and equipment. The minimum annual rentals under the terms of these leases are as follows: 1995 - $19,000,000; 1996 - $13,400,000; 1997 - $9,000,000; 1998 -
$5,400,000; 1999 -$3,200,000; and thereafter - $4,600,000.  Total rental expense for all leases amounted to $28,800,000 in 1994, $26,500,000 in 1993 and $26,600,000 in 1992.

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

                       C. R. BARD, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Shareholders' Investment

The Company has stock option, stock award and restricted stock plans under which certain directors, officers and employees are participants. At December 31, 1994, 1,175,323 shares were reserved for future issuance under these plans.

Under the Company's stock option plans, options have been granted to certain directors, officers and employees at prices equal to the market value of the shares at the date of grant, become exercisable in four annual installments and expire not more than 10 years after the date of grant. A summary of option transactions follows:

                                      Number               Option
                                        Of               Price Range
                                      Shares              Per Share
Options outstanding,
 December 31, 1991                   2,273,791       $ 5.63   -    27.56

Granted                                434,310        25.63   -    32.63

Exercised                             (384,301)        5.63   -    26.88

Cancelled                              (32,631)         ---   -      ---

Options outstanding,
 December 31, 1992                   2,291,169         5.63   -    32.63

Granted                                558,822        22.75   -    33.56

Exercised                             (187,291)        5.63   -    26.88

Cancelled                              (75,508)         ---          ---

Options outstanding,
 December 31, 1993                   2,587,192         5.63   -    33.56

Granted                                695,594        22.56   -    29.44

Exercised                             (195,200)        5.63   -    26.88

Cancelled                             (111,125)         ---          ---

Options outstanding,
 December 31, 1994                   2,976,461       $ 8.92   -    33.56

There were 1,645,397 shares exercisable at December 31, 1994 under these option plans.

                       C. R. BARD, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Shareholders' Investment (continued)

Under the Company's stock award plans for key employees and directors, shares are granted at no cost to the recipients and distributed in three separate installments. During 1994 awards for 29,668 shares (net of cancellations) were granted and 36,532 shares were issued. Awards are charged to income over the vesting period. At December 31, 1994, 36,341 awarded shares (aggregate market price at date of grant $872,000) have not been issued.

Under the Company's restricted stock plan which was established in 1993, common stock may be granted at no cost to certain officers and key employees. Shares are issued to the participants at the date of grant entitling the participants to cash dividends and the right to vote their respective shares. Restrictions limit the sale or transfer of these shares during a five year period from the grant date. Upon issuance of stock under the plan, unearned compensation ($2,800,000 at December 31, 1994) equivalent to the market value of the stock at the date of grant is reflected as a reduction in Shareholders' Investment and subsequently amortized to expense over the five year restriction period. During 1994, 96,279 restricted shares were granted, net of forfeitures.

Additions to capital in excess of par value of $5,300,000 in 1994 and $4,800,000 in 1993 relates to shares issued under these plans in excess of the related par value of the shares.

For shares purchased by the Company, common stock is charged for the par value of the shares retired and retained earnings is charged for the excess of the cost over the par value of shares retired.

Cumulative foreign currency translation included in Other
Shareholders' Investment amounted to $5,800,000 at December 31,
1994, and increased by $16,900,000 during the year.

8.  Postretirement Benefits

The Company has defined benefit pension plans which cover substantially all domestic and certain foreign employees and its policy is to fund accrued pension expense for these plans up to the full funding limitations. These plans provide for benefits based upon individual participants' compensation and years of service. The Company also has a supplemental defined contribution plan for certain officers and key employees. Individual participant accounts under the supplemental plan are credited annually based upon a percentage of compensation. The amounts charged to income for these plans amounted to $9,900,000 in 1994, $7,800,000 in 1993 and $5,400,000 in 1992.

                       C. R. BARD, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Postretirement Benefits (continued)

The following table sets forth the funded status of the defined benefit pension plans as of September 30, 1994 and 1993 and amounts recognized in the Company's consolidated balance sheets at December 31, 1994 and 1993:

(Thousands of dollars)                                    1994       1993

Actuarial present value of accumulated benefit
  obligation, including vested benefits of
  $66,800 in 1994 and $67,700 in 1993                   $ 74,700   $ 76,300

Plan assets at fair value, primarily
  investment securities                                 $ 73,400   $ 71,900

Less:  Actuarial present value of projected
  benefit obligation for service rendered
  to date                                                 91,200     95,400

Projected benefit obligation in excess of
  plan assets                                            (17,800)   (23,500)

Unrecognized loss                                          8,300     14,400
Unrecognized prior service cost                            7,000      7,200
Unrecognized net asset at transition amortized
  over 12 years                                           (5,300)    (6,400)

Accrued pension cost included in other
  liabilities                                           $ (7,800)  $ (8,300)

Pension costs related to the defined benefit pension plans for the years ended December 31, 1994, 1993 and 1992 are as follows:
(Thousands of dollars)                        1994        1993       1992
Net pension cost includes:
  Service cost                              $ 8,000     $ 6,300    $ 5,400
  Interest cost                               6,700       5,800      4,700
  Actual return on plan assets               (2,600)     (8,200)    (3,900)
  Net amortization and deferral              (3,500)      2,100     (2,300)
Net pension cost                            $ 8,600     $ 6,000    $ 3,900

The range of assumed discount rates used was 6% to 9% with the rate on domestic plans at 8% in 1994, 7% in 1993 and 8% in 1992. The rate of increase in future salary levels ranged from 4% to 7% in determining the projected benefit obligation. The expected long-term rate of return on assets used in determining net pension cost ranged from 8.5% to 9.0%.

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

The amounts charged to income for this plan amounted to $800,000 in 1994 ($100,000 of service cost and $700,000 of interest cost), $850,000 in 1993 ($100,000 of service cost and $750,000 of interest cost) and $400,000 in 1992.

Actuarial assumptions included a discount rate of 8%. Health care cost trends have been projected at annual rates beginning at 13% for 1994 decreasing gradually down to 6% in 2001 and later years. The effect of a 1% annual increase in these assumed cost trend rates would increase the accumulated postretirement benefit obligation at December 31, 1994, by $900,000 and postretirement benefit cost by $100,000.

9.  Other Expense, Net

Other expense, net in the Statements of Consolidated Income is summarized as follows:

(Thousands of dollars)
                                              1994        1993       1992
Interest income                             $(4,600)    $(4,600)   $(3,900)
Foreign exchange (gains) losses                (400)     (1,700)     4,100
Legal fees and settlements (Note 5)          28,200         ---        ---
Justice Department settlement                   ---      61,000        ---
Gain on sale of MedSystems division             ---     (15,900)       ---
Gain on sale of Ventritex stock                 ---     (32,700)    (5,900)
Other, net                                    9,400      12,100      8,500
     Total other expense, net               $32,600     $18,200    $ 2,800

10.  Segment Information

The Company is engaged in the design, manufacture, packaging, distribution and sale of medical, surgical, diagnostic and patient care devices. Hospitals, physicians and nursing homes purchase approximately 90% of the Company's products, most of which are used once and discarded. Information pertaining to domestic and foreign operations as of December 31, 1994, 1993 and 1992 and for the years then ended is given below.

(Thousands of dollars)
                        United                     Elimi-         Consoli-
                        States         Foreign     nations        dation

1994
Sales:
  Trade                 $711,200       $282,800    $     ---      $  994,000
  Export                  24,200            ---          ---          24,200
  Intersegment            97,700          4,400     (102,100)            ---
    Total               $833,100       $287,200    $(102,100)     $1,018,200
Operating income        $104,300       $ 59,000    $ (12,600)     $  150,700
Identifiable assets:
  December 31, 1994     $649,300       $309,100    $     ---      $  958,400


1993
Sales:
  Trade                 $687,900       $259,600    $     ---      $  947,500
  Export                  23,300            ---          ---          23,300
  Intersegment            75,700          1,600      (77,300)            ---
    Total               $786,900       $261,200    $ (77,300)     $  970,800
Operating income        $ 83,400       $ 55,200    $ (10,100)     $  128,500
Identifiable assets:
  December 31, 1993     $600,200       $198,400    $     ---      $  798,600


1992
Sales:
  Trade                 $697,200       $265,700    $     ---      $  962,900
  Export                  27,300            ---          ---          27,300
  Intersegment            56,700            600      (57,300)            ---
    Total               $781,200       $266,300    $ (57,300)     $  990,200
Operating income        $ 80,900       $ 51,200    $  (9,700)     $  122,400
Identifiable assets:
  December 31, 1992     $526,300       $186,200    $     ---      $  712,500

                       C. R. BARD, INC. AND SUBSIDIARIES
Supplementary Financial Data
                            QUARTERLY FINANCIAL DATA
(Thousands of dollars except per share amounts)
                                        1994
                       1st        2nd        3rd         4th         Year
Net sales            $247,400   $256,300   $251,900    $262,600   $1,018,200
Cost of goods
 sold                 121,300    124,500    123,000     128,500      497,300
Operating income       36,600     38,200     37,000      38,900      150,700
Income before
 taxes                 33,000     33,800     32,600       3,600      103,000
Net income             22,800     23,300     22,800       6,000       74,900
Per share:
Net income                .44        .45        .44         .11        1.44
Dividends            $    .14   $    .14   $    .15    $    .15   $     .58

Note:    Reflected in the fourth quarter of 1994 is a pretax charge of $28,200 ($16,900 or 33 cents per share charge after taxes) for the settlement of a lawsuit and for other costs related to the USCI division which affected the fourth quarter tax provision.

                                         1993
                       1st        2nd        3rd         4th         Year
Net sales            $236,400   $243,900   $243,500    $247,000   $  970,800
Cost of goods
 sold                 116,500    119,000    119,100     122,100      476,700
Operating income       29,900     32,700     33,800      32,100      128,500
Income(loss)
  before taxes         39,500     29,000    (32,100)     62,500       98,900
Income(loss)
  before effect
  of accounting
  change               26,900     20,300    (25,200)     40,100       62,100
Net income(loss)       20,800     20,300    (25,200)     40,100       56,000
Per share:
Income(loss)
  before effect
  of accounting
  change                  .51        .39       (.48)        .77         1.19
Net income(loss)          .39        .39       (.48)        .77         1.07
Dividends            $    .13   $    .13   $    .14    $    .14   $      .54

Note:    During the first quarter of 1993 a pretax gain of $10,900
was recognized from the sale of the MedSystems division net of nonrecurring charges. Included in the third quarter of 1993 is a pretax charge of $61,000 for the settlement reached with the Justice Department. During the fourth quarter of 1993 the Company recognized a $32,700 pretax gain from the sale of its Ventritex, Inc. stock.

                       C. R. BARD, INC. AND SUBSIDIARIES

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

          Not applicable.

                       C. R. BARD, INC. AND SUBSIDIARIES

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors of the Registrant

Information with respect to Directors of the Company is incorporated herein by reference to the material contained under the heading "Proposal No. 1 - Election of Directors" appearing on pages 1 through 3 of the Company's definitive Proxy Statement dated March 10, 1995.

Executive Officers of the Registrant

Information with respect to Executive Officers of the Registrant are on pages I-9 through I-11 of this filing.

Item 11.  Executive Compensation

The information contained under the caption "Executive
Compensation" appearing on Pages 5 through 14 of the Company's definitive Proxy Statement dated March 10, 1995 is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

The information contained under the captions "Securities Ownership of Certain Beneficial Owners" and "Securities Ownership of
Management" on pages 3 and 4 of the Company's definitive Proxy
Statement dated March 10, 1995 is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

The information contained under the caption "Compensation of Outside Directors - Related Transactions" on page 11 of the
Company's definitive Proxy Statement dated March 10, 1995 is incorporated herein by reference.

                                     III-1

                       C. R. BARD, INC. AND SUBSIDIARIES
                                    PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K

(a)     l.      Financial Statements and Supplementary Data

        Included in Part II Item 8 of this report:

        Page
        II- 9   Report of Independent Public Accountants.

        II-10 Statements of Consolidated Income and Statements of Consolidated Retained Earnings for the three years ended December 31, 1994.

        II-11   Consolidated Balance Sheets at December 31, 1994 and
                1993.

        II-12 Consolidated Statements of Cash Flows for the three years ended December 31, 1994.

        II-13   Notes to Consolidated Financial Statements.

        II-24   Quarterly Financial Data.

        2.      Financial Statement Schedules


        Schedules are omitted because they are not applicable, are not required or the information required is included in the financial statements or notes thereto.

        3.  Exhibits, No.

        3a Registrant's Restated Certificate of Incorporation, as amended, as of April 19, 1989, filed as Exhibit 3a to the Company's 1993 Annual Report on Form 10-K is incorporated herein by reference.

        3b Registrant's Bylaws revised as of April 18, 1990, filed as Exhibit 3b to the Company's 1993 Annual
                Report on Form 10-K is incorporated herein by reference.

        4       Rights Agreement dated as of October 9, 1985 between
                C. R. Bard, Inc. and Morgan Guaranty Trust Company of New York as Rights Agent, filed as Exhibit 4 to the Company's 1993 Annual Report on Form 10-K is incorporated herein by reference.

                       C. R. BARD, INC. AND SUBSIDIARIES

    10 Plea Agreement with attachments and Civil Settlement Agreement between United States of America and C. R. Bard, Inc. dated October 14, 1993, filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-6926 is incorporated herein by reference.

    10a*        Benson  F.  Smith  Severance Agreement dated as of
                June 29, 1994.  (p. IV-7)

    10b* William H. Longfield Severance Agreement as amended dated as of July 13, 1994. (p. IV-21)

    10c* William C. Bopp Severance Agreement as amended dated as of August 31, 1994. (p. IV-25)

    10d* Terence C. Brady, Jr. Severance Agreement as amended dated as of July 19, 1994. (p. IV-29)

    10e* Richard A. Flink Severance Agreement as amended dated as of July 22, 1994. (p. IV-33)

    10f* E. Robert Ernest Severance Agreement as amended dated as of July 19, 1994. (p. IV-37)

    10g* William H. Longfield Supplemental Executive Retirement Agreement dated as of January 12, 1994, filed as
                Exhibit 10g to the Company's 1993 Annual Report on Form 10-K is incorporated herein by reference.

    10h* 1990 Stock Option Plan, filed as Exhibit 10h to the Company's 1993 Annual Report on Form 10-K is incorporated herein by reference.

    10i*        1989 Employee Stock Appreciation Rights Plan, filed as
                Exhibit 10i to the Company's 1993 Annual Report on Form 10-K is incorporated herein by reference.

    10j*        C. R. Bard, Inc. Agreement and Plans Trust, filed as
                Exhibit 10j to the Company's 1993 Annual Report on Form 10-K is incorporated herein by reference.

    10k* Supplemental Insurance/Retirement Plan, Plan I - For new corporate officer when previous agreement as non-officer exists, Plan II - For new corporate officer when no previous agreement exists, filed as Exhibit 10k to the Company's 1993 Annual Report on Form 10-K is incorporated herein by reference.

    10l* Retirement Plan for Outside Directors of C. R. Bard, Inc, filed as Exhibit 10l to the Company's 1993 Annual Report on Form 10-K is incorporated herein by reference.

                       C. R. BARD, INC. AND SUBSIDIARIES

    10m* Deferred Compensation Contract Deferral of Directors' Fees, as amended entered into with directors William
                T. Butler, M.D., Regina E. Herzlinger, and Robert P. Luciano, filed as Exhibit 10m to the Company's 1993 Annual Report on Form 10-K is incorporated herein by reference.

    10n* 1988 Directors Stock Award Plan, as amended in October 1991, filed as Exhibit 10n to the Company's 1993
                Annual Report on Form 10-K is incorporated herein by reference.

    10o*        Excess Benefit Plan, filed as Exhibit 10o to the
                Company's 1993 Annual Report on Form 10-K is incorporated herein by reference.

    10p*        Supplemental Executive Retirement Plan, filed as
                Exhibit 10p to the Company's 1993 Annual Report on Form 10-K is incorporated herein by reference.

    10q* 1994 Executive Bonus Plan, filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, File No. 1-6926 is incorporated herein by reference.

    10r* Long Term Performance Incentive Plan, filed as Exhibit 10r to the Company's 1993 Annual Report on Form 10-K is incorporated herein by reference.

    10s*        Deferred Compensation Contract Deferral of
                Discretionary Bonus, filed as Exhibit 10s to the Company's 1993 Annual Report on Form 10-K is incorporated herein by reference.

    10t* Deferred Compensation Contract Deferral of Salary, filed as Exhibit 10t to the Company's 1993 Annual
                Report on Form 10-K is incorporated herein by reference.

    10u* 1993 Long Term Incentive Plan, filed as Exhibit 10u to the Company's 1993 Annual Report on Form 10-K is incorporated herein by reference.

    10v*        Earle  L.  Parker  Severance Agreement dated as of
                June 29, 1994. (pIV-41).

    10w*        Mark  W.  Sickles  Severance Agreement dated as of
                June 29, 1994. (p.IV-55).

                       C. R. BARD, INC. AND SUBSIDIARIES

    21          Parents and subsidiaries of registrant. (p. IV-69)

    23 Arthur Andersen LLP consent to the incorporation by reference of their report on Form 10-K as amended into previously filed Forms S-8. (p. IV-70)

    27          Financial data schedule

    99 Indemnity agreement between the Company and each of its directors and officers, filed as Exhibit 99 to the Company's 1993 Annual Report on Form 10-K is incorporated herein by reference.

    * Each of these exhibits listed under the number 10 constitutes a management contract or a compensatory plan or arrangement.

    All other exhibits are not applicable.


(b) Reports on Form 8-K

    Registrant filed a Current Report on Form 8-K dated December 29, 1994 announcing that the Company plans to take an after-tax charge in the fourth quarter of 1994 for the settlement of a lawsuit and for legal and related expenses.

    Registrant filed a Current Report on Form 8-K dated December 29, 1994 announcing that it had been notified by the Defense
    Logistics Agency that it has been reinstated as a federal contractor.

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

Date:  March 17, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signatures                            Title                    Date



William H. Longfield /s/        President and                  March 17, 1995
William H. Longfield            Chief Executive Officer
                                and Director
                                (Principal Executive
                                 Officer)


William C. Bopp  /s/            Senior Vice President          March 17, 1995
William C. Bopp                 and Chief Financial
                                Officer
                                (Principal Financial
                                 Officer)


Charles P. Grom /s/             Corporate Controller           March 17, 1995
Charles P. Grom                 (Principal Accounting
                                 Officer)


Benson F. Smith /s/             Executive Vice President       March 17, 1995
Benson F. Smith                 and Chief Operating
                                Officer and Director

C. R. BARD, INC. AND SUBSIDIARIES



     Signatures                         Title            Date

Joseph F. Abely, Jr.    /s/          Director         March 8, 1995
Joseph F. Abely, Jr.



William T. Butler, M.D. /s/          Director         March 8, 1995
William T. Butler, M.D.



Raymond B. Carey, Jr.   /s/          Director         March 8, 1995
Raymond B. Carey, Jr.



Daniel A. Cronin, Jr.    /s/         Director         March 7, 1995
Daniel A. Cronin, Jr.



T. Kevin Dunnigan      /s/           Director         March 17, 1995
T. Kevin Dunnigan



Regina E. Herzlinger   /s/           Director         March 17, 1995
Regina E. Herzlinger



Robert P. Luciano    /s/             Director         March 8, 1995
Robert P. Luciano



Robert H. McCaffrey    /s/           Director         March 17, 1995
Robert H. McCaffrey
                                     IV-6