Form 10-K/A
period 1994-12-31
BARD C R INC /NJ/
filed 1995-03-22
CIK 9892

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                  FORM 10-K/A
                                 AMENDMENT #1

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

C. R. Bard, Inc. filed on March 17, 1995 its annual report on Form 10-K. Due to a "submission" tag automatically being inserted by the EDGAR system when merging the following exhibits, the EDGAR system did not accept these exhibits with the initial filing. C. R. Bard, Inc. is hereby amending its initial 10-K by refiling the following three exhibits:

     Exhibit 21     Parents and subsidiaries of registrant.

     Exhibit 23 Arthur Andersen LLP consent to incorporation by reference of their report on Form 10-K as amended into previously filed Forms S-8.

     Exhibit 27     Financial data schedule.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereto duly authorized.

                                     C. R. BARD, INC.
                                       (Registrant)



                                 By: William C. Bopp  /s/
                                     William C. Bopp
                                     Senior Vice President and
                                     Chief Financial Officer

Date:  March 22, 1995