Form 10-Q
period 1995-03-31
BARD C R INC /NJ/
filed 1995-05-05
CIK 9892

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                 FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


                   For the quarter ended March 31, 1995


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

                                       Yes   X           No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                     Outstanding at April 28, 1995

Common Stock - $.25 par value                   52,114,302

                     C. R. BARD, INC. AND SUBSIDIARIES

                                   INDEX

                                                  Page No.

PART I - FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets -
March 31, 1995 and December 31, 1994                 1


Condensed Statements of Consolidated Income
and Retained Earnings For The Three Months
Ended March 31, 1995 and 1994                        2


Condensed Consolidated Statements of Cash
Flows For The Three Months Ended
March 31, 1995 and 1994                              3


Notes to Consolidated Financial Statements           4


Management's Discussion and Analysis of Financial
Condition and Results of Operations                  4

PART II - OTHER INFORMATION                          6

                     C. R. BARD, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (thousands of dollars)
                                         March 31,   December 31,
                                           1995          1994
ASSETS                                  (Unaudited)

Current Assets:
  Cash and short-term investments       $ 37,800       $ 34,200
  Accounts receivable, net               191,400        187,300
  Inventories                            202,000        199,200
  Other current assets                    14,200          7,300
    Total current assets                 445,400        428,000
Long-term investments                     12,500         13,300
Property, plant and equipment, net       198,900        199,900
Intangible assets, net of amortization   264,900        265,400

Other assets                              54,900         51,800
                                        $976,600       $958,400

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
  Short-term borrowings and current
    maturities of long-term debt        $202,200       $195,900
  Accounts payable                        36,200         39,200
  Accrued expenses                       112,100        121,500
  Federal and foreign income taxes        14,100          8,000
    Total current liabilities            364,600        364,600
Long-term debt                            78,900         78,300
Other long-term liabilities               70,400         75,700
Shareholders' Investment
  Preferred stock, $1 par value,
   authorized 5,000,000 shares;
   none issued                               ---            ---
  Common stock, $.25 par value,
   authorized 300,000,000 shares;
   issued and outstanding 52,068,912
   shares and 52,047,524 shares           13,000         13,000
  Capital in excess of par value          21,900         20,500
  Retained earnings                      418,100        403,300
  Other                                    9,700          3,000
                                         462,700        439,800
                                        $976,600       $958,400

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                     C. R. BARD, INC. AND SUBSIDIARIES

     CONDENSED STATEMENTS OF CONSOLIDATED INCOME AND RETAINED EARNINGS
                   (thousands except per share amounts)
                                (Unaudited)
                                        For The Three Months Ended
                                                  March 31,

                                           1995          1994
Net sales                                $264,100      $247,400

Costs and expenses:
  Cost of goods sold                      129,300       121,300
  Marketing, selling and administrative    77,800        71,800
  Research and development expense         18,400        17,700

                                          225,500       210,800

Operating income                           38,600        36,600

  Interest expense                          5,700         2,600
  Other income(expense), net                1,700        (1,000)

Income before taxes                        34,600        33,000

  Provision for income taxes               10,400        10,200

Net income                                 24,200        22,800

Retained earnings, beginning of period    403,300       367,400

  Treasury stock retired                   (1,600)       (5,000)

  Cash dividends                           (7,800)       (7,300)

Retained earnings, end of period         $418,100      $377,900

Weighted average shares outstanding        51,992        52,027

Net income per share                     $    .47      $    .44

Cash dividends per share                 $    .15      $    .14

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     C. R. BARD, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (thousands of dollars)
                                (Unaudited)
                                        For The Three Months Ended
                                                 March 31,
                                          1995            1994
Cash flows from operating activities:

     Net income                         $ 24,200       $ 22,800

     Noncash items and other             (14,100)        (8,500)

                                          10,100         14,300


Cash flows from investing activities:

     Capital expenditures                 (4,200)        (9,300)

     Other long-term investments, net     (1,200)          (900)

                                          (5,400)       (10,200)


Cash flows from financing activities:

     Purchase of common stock             (1,600)        (5,100)

     Dividends paid                       (7,800)        (7,300)

     Other financing activities            8,300         20,100

                                          (1,100)         7,700

Increase in cash and short-term
     investments                        $  3,600       $ 11,800

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     C. R. BARD, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The Company believes that it has included all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the results of operations for these periods. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements, as filed by the Company in the 1994 Annual Report on Form 10-K.

The Company enters into foreign exchange contracts to help reduce the exposure to fluctuations between certain currencies. As of March 31, 1995, the contracts relate to the anticipated normal purchases by its subsidiaries in Japan and Germany from its subsidiary in Ireland. At March 31, 1995, there were Irish pound contracts outstanding payable in Japanese yen and German marks on a monthly basis through February 1996 totaling 21,600,000 Irish pounds. Gains and losses which are required to be reflected on a mark-to-market basis are not significant.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

Consolidated net sales for the first quarter of 1995 of $264,100,000 was an increase of 7 percent over the first quarter 1994 sales of $247,400,000. Surgical is now the Company's largest product group with 12 percent growth helped by acquisitions made in 1994 and specialty products. Urology increased 11 percent with Contigen Bard Collagen implant and acquisitions playing major roles. Cardiovascular was down 2 percent, however, two angioplasty catheters were fully launched during the second quarter in international markets which should increase sales for the cardiovascular group through the remainder of 1995.

PRODUCT GROUP SUMMARY OF NET SALES
(in thousands)
                              For the Three Months Ended March 31,
                                                         Percent
                               1995           1994       Change

Cardiovascular               $ 90,900       $ 92,400       (2)
Urological                     78,800         71,000       11
Surgical                       94,400         84,000       12

Net sales                    $264,100       $247,400        7

                     C. R. BARD, INC. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (cont'd)

U.S. sales were $177,600,000 for the first quarter of 1995, a decline of 1 percent against the first quarter of 1994. The cardiovascular business declined due to a lack of new product introductions. The core urological and surgical products were soft in the first quarter since key hospital procedure rates had dropped. However, offsetting these factors, the Company did experience good growth in several surgical specialties led by vascular access products and gastroenterology products. Contigen Bard Collagen implant grew at over 20 percent for the quarter.

International sales were $86,500,000 for the first quarter of 1995 representing a 27 percent increase. This increase was helped significantly by the Company's acquisitions made in 1994. Currency translation contributed 7 percent of the increase to international sales for the quarter.

The gross profit margin of 51.0 percent remained the same for the three months ended March 31, 1994 and 1995.

Interest expense increased during the first quarter of 1995 as a result of additional borrowings incurred to fund acquisitions made in 1994 and an increase in interest rates.

Other income (expense), net, totaled $1,700,000 as income
(primarily foreign exchange gains) for the three months ended March 31, 1995 compared with expense of $1,000,000 for the same period in 1994.

Net income of $24,200,000 and earnings per share of 47 cents for the quarter ended March 31, 1995 were increases of 6 percent and 7 percent, respectively, compared with the first quarter of 1994.

During the first three months of 1995 and 1994, the Company acquired 59,500 and 186,400, respectively, of its common shares which were retired.

Other shareholders' investment consisted of translation adjustment of $12,300,000 offset by $2,600,000 of unearned restricted stock at March 31, 1995 and translation adjustment of $5,800,000 offset by $2,800,000 of unearned restricted stock at December 31, 1994.

                     C. R. BARD, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

(a) The registrant held its Annual Meeting of Shareholders on April 19, 1995.

(b) Proxies for the meeting were solicited pursuant to Regulation 14; there was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement and all such nominees were elected. The results of voting for the four Class II directors elected for a term of three years to serve until the 1998 Annual Meeting were as follow: Joseph F. Abeley, Jr., For - 43,544,078 Authority Withheld - 315,575; Robert P. Luciano, For - 43,577,678 Authority Withheld - 281,975; and Robert H. McCaffrey, For - 43,552,038 Authority Withheld - 307,615; Benson F. Smith, For - 43,585,234 authority withheld - 274,419 and the additional Class III director elected for a term of one year was as follow: T. Kevin Dunnigan, For - 43,563,085 Authority Withheld - 296,568.

(c) Briefly described below is each other matter voted upon at the Annual Meeting and the number of affirmative votes, negative votes and abstentions and broker nonvotes with respect to each matter.

            (i)  Ratification of the appointment of Arthur
                 Andersen LLP as independent public accountants for the year 1995.

                 For                           43,614,980
                 Against                           98,669
                 Abstain and Broker Nonvotes      146,004

            (ii) Shareholder proposal relating to annual election
                 of directors.

                 For                           16,433,914
                 Against                       20,834,302
                 Abstain and Broker Nonvotes    6,591,437

                     C. R. BARD, INC. AND SUBSIDIARIES


Item 6.     Exhibits and Reports on Form 8-K

(a)    Exhibit 27 - Financial Data Schedule

(b) There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 1995.


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

                             C. R. BARD, INC.
                               (Registrant)


                             William C. Bopp           /s/
                             William C. Bopp
                             Senior Vice President and
                             Chief Financial Officer


                             Charles P. Grom           /s/
                             Charles P. Grom
                             Vice President and Controller
                             and Chief Accounting Officer

DATE:  May 5, 1995
                                - 7 -