Form 10-Q
period 1995-06-30
BARD C R INC /NJ/
filed 1995-08-08
CIK 9892

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended June 30, 1995

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

                                       Yes     X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at July 31, 1995

Common Stock - $.25 par value                            52,271,756

                     C. R. BARD, INC. AND SUBSIDIARIES

                                   INDEX

                                                    Page No.

PART I - FINANCIAL INFORMATION

 Condensed Consolidated Balance Sheets -
 June 30, 1995 and December 31, 1994                   1

 Condensed Statements of Consolidated Income
 and Retained Earnings For The Quarter and
 Six Months Ended June 30, 1995 and 1994               2

 Condensed Consolidated Statements of Cash Flows
 For The Six Months Ended June 30, 1995 and 1994       3

 Notes to Consolidated Financial Statements            4

 Management's Discussion and Analysis of Financial
 Condition and Results of Operations                   5




PART II - OTHER INFORMATION                            6

                     C. R. BARD, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (thousands of dollars)
                                           June 30,   December 31,
                                             1995        1994
                                          (Unaudited)
ASSETS
Current Assets:
  Cash and short-term investments         $   39,400    $ 34,200
  Accounts receivable, net                   207,000     187,300
  Inventories                                213,300     199,200
  Other current assets                        15,200       7,300
    Total current assets                     474,900     428,000

Long-term investments                         11,700      13,300
Property, plant and equipment, net           198,300     199,900

Intangible assets, net of amortization       280,200     265,400

Other assets                                  52,600      51,800

                                          $1,017,700    $958,400

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
  Short-term borrowings and current
    maturities of long-term debt          $  105,400    $195,900
  Accounts payable                            37,100      39,200
  Accrued expenses                           122,800     121,500
  Federal and foreign income taxes             7,400       8,000
    Total current liabilities                272,700     364,600
Long-term debt                               199,200      78,300
Other long-term liabilities                   53,400      75,700

Shareholders' Investment
  Preferred stock, $1 par value,
    authorized 5,000,000 shares;
    none issued                                ---         ---
  Common stock, $.25 par value,
    authorized 300,000,000 shares;
    issued and outstanding 52,177,853
    shares and 52,047,524 shares              13,000      13,000
  Capital in excess of par value              24,000      20,500
  Retained earnings                          433,900     403,300
  Other                                       21,500       3,000
                                             492,400     439,800
                                          $1,017,700    $958,400

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                     C. R. BARD, INC. AND SUBSIDIARIES
     CONDENSED STATEMENTS OF CONSOLIDATED INCOME AND RETAINED EARNINGS
                   (thousands except per share amounts)
                                (Unaudited)
                           For Quarter Ended  For Six Months Ended
                                June 30,           June 30,
                             1995     1994      1995      1994
Net sales                  $277,200 $256,300  $541,300  $503,700
Costs and expenses:
 Cost of goods sold         135,900  124,500   265,200   245,800
 Marketing, selling and
    administrative           83,200   74,900   161,000   146,700
 Research and development    19,200   18,700    37,600    34,400
                            238,300  218,100   463,800   428,900
Operating income             38,900   38,200    77,500    74,800
  Interest expense            6,000    3,200    11,700     5,800
  Other income(expense),
   net                        1,500   (1,200)    3,200    (2,200)
Income before taxes and
  effect of accounting
  change                     34,400   33,800    69,000    66,800
  Provision for income
  taxes                      10,300   10,500    20,700    20,700

Net income                   24,100   23,300    48,300    46,100
Retained earnings,
  beginning of period       418,100  377,900   403,300   367,400
  Treasury stock retired       (400)  (2,700)   (2,000)   (7,700)
  Cash dividends             (7,900)  (7,300)  (15,700)  (14,600)
Retained earnings, end of
  period                   $433,900 $391,200  $433,900  $391,200
Weighted average shares
  outstanding                                   52,047    51,992
Net income per share       $    .46 $    .45  $    .93  $    .89
Cash dividends per share   $    .15 $    .14  $    .30  $    .28

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                     C. R. BARD, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (thousands of dollars)
                                (Unaudited)
                                         For The Six Months Ended
                                                 June 30,
                                           1995           1994
Cash flows from operating activities:
    Net income                           $ 48,300       $ 46,100

    Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Depreciation and amortization       25,500         17,100
       Other non-cash items                 1,800          1,900

    Changes in assets and liabilities:
       Current assets                     (41,700)       (22,800)
       Current liabilities                 (1,400)       (32,800)
       Other long-term liabilities        (22,300)       (15,300)

                                           10,200         (5,800)

Cash flows from investing activities:
    Capital expenditures                  (10,700)       (18,900)
    Other long-term investments, net      (10,500)         3,000

                                          (21,200)       (15,900)

Cash flows from financing activities:
    Purchase of common stock               (2,000)        (7,700)
    Dividends paid                        (15,700)       (14,600)
    Short-term borrowings and other       (87,000)        41,400
    Long-term borrowings                  120,900          ---

                                           16,200         19,100

Increase(decrease) in cash and
    short-term investments                  5,200          (2,600)
Cash and short-term investments-
    beginning of year                      34,200         75,000
Cash and short-term investments-
    end of period                        $ 39,400       $ 72,400

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

Acquisitions

On May 24, 1995, the Company announced an agreement for a stock-for-stock merger of MedChem Products, Inc. into Bard. Under the terms of the agreement each of MedChem's approximately 11 million shares outstanding would be valued at $9.25, subject to adjustment under certain circumstances. The merger is subject to government approval and approval at a MedChem special meeting of shareholders later this summer. The transaction is expected to be a tax-free reorganization and to be accounted for as a pooling of interests. MedChem manufactures topical hemostatic products which arrest bleeding during surgery, vascular access catheters and a wound closure device, all of which complement Bard's existing product lines.

Short-Term Borrowings and Long-Term Debt

In June 1995, the Company completed the arrangement of a $350,000,000 five-year syndicated credit facility. This loan commitment by a group of 15 banks will allow Bard to borrow at interest rates slightly over LIBOR while securing a well-balanced debt structure. As a result of this loan facility, the Company has reclassified $120,000,000 of its short-term borrowings at June 30, 1995 as long-term debt.

Resolution With FDA Of Applications Integrity Policy

On June 30, 1995 the Company announced that the Food and Drug Administration (FDA) had lifted the Applications Integrity Policy
(AIP) imposed on the Company's USCI division in January 1994. With this lifting, the FDA began reviewing USCI's pre-market approval and 510(k) applications. The Company hopes to begin receiving 510(k) approvals on new USCI applications late in 1995, with new PMA supplement approvals beginning sometime in 1996.

                     C. R. BARD, INC. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

Consolidated net sales for the second quarter of $277,200,000 increased 8 percent over the second quarter 1994 net sales of $256,300,000. Sales for the first six months of 1995 of $541,300,000 increased 7 percent over the $503,700,000 for the same period last year. Sales in the U.S. for the second quarter of 1995 were $177,600,000, down 1 percent from 1994, while international sales of $99,600,000 were up 31 percent against last year. The currency translation effect increased sales outside the U.S. in the second quarter of 1995 by 12 percent. For the first six months of 1995, U.S. sales totaled $355,200,000, down 1 percent, while international sales increased 29 percent to $186,100,000. Currency translation for the first half of 1995 increased worldwide sales by approximately 2 percent. The Company's international revenues were aided in part by its 1994 acquisitions which continued to strengthen and generate positive results.

PRODUCT GROUP SUMMARY OF NET SALES
(in thousands)
                Quarter Ended June 30,  Six Months Ended June 30,
                                 Percent                  Percent
                 1995     1994   Change   1995     1994   Change

Cardiovascular $ 98,100 $ 97,500    1   $189,000 $189,900    -
Urological       79,500   71,600   11    158,300  142,600   11
Surgical         99,600   87,200   14    194,000  171,200   13

Net Sales      $277,200 $256,300    8   $541,300 $503,700    7

The gross profit of 51.0 percent for both the second quarter and six month period in 1995 was slightly lower than in 1994 due to competitive pricing pressure in the U.S. health care market.

Marketing, selling and administrative expenses in 1995 have increased faster than sales mainly as a result of the additional amortization of goodwill resulting from the acquisitions made in late 1994. Interest expense for the second quarter and six month period of 1995 have increased due to an increase in borrowings used for acquisitions.

Other income(expense), net, totaled $3,200,000 in income for the first half of 1995 and $2,200,000 in expense for the same period last year. The 1995 other income is mainly a result of favorable foreign exchange transactions.

                          C. R. BARD, INC. AND SUBSIDIARIES

Second quarter consolidated net income of $24,100,000 increased 3 percent from the $23,300,000 second quarter results of last year. Net income for the six months of 1995 of $48,300,000 reflects an increase of 5 percent from $46,100,000 for the same period last year. Net income per share for the second quarter of 1995 of $.46 increased 2 percent over the $.45 earned in the prior year's second quarter. The second quarter earnings performance was impacted by approximately 2 cents per share due to a reduction in receipt of anticipated royalty income from a balloon angioplasty patent license. This matter is currently awaiting a decision from a U.S. District Court.

Total borrowings increased from $274,200,000 at December 31, 1994 to $304,600,000 at June 30, 1995. In June 1995, the Company
entered into an arrangement for $350,000,000 five-year syndicated credit facility. Drawing on this facility, the Company has reduced its short-term borrowings and increased its long-term debt. The Company believes it could borrow adequate funds at competitive terms and rates should the need arise.

Other long-term liabilities decreased by $22,300,000 during the six month period ended June 30, 1995. This reduction was mainly a result of the Company reclassifying $15,300,000 from long-term to short-term for its obligations under the Department of Justice settlement agreement.

Other shareholders' investment has increased by $18,500,000 in the first six months of 1995 mainly as a result of translation adjustments.

During the first six months of 1995 and 1994, the Company acquired 75,000 and 300,000 respectively, of its common shares which were retired.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    (b)  Registrant filed a Current Report on Form 8-K dated
         May 31, 1995 with respect to announcing a merger agreement between C. R. Bard, Inc. and MedChem Products,
         Inc.

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

                             C. R. BARD, INC.

                               (Registrant)




                             William C. Bopp /s/
                             William C. Bopp
                             Senior Vice President and
                             Chief Financial Officer





                             Charles P. Grom /s/
                             Vice President and Controller
                             and Chief Accounting Officer

August 8, 1995