Form 10-Q/A
period 1995-06-30
BARD C R INC /NJ/
filed 1995-09-21
CIK 9892

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                               FORM 10-Q/A

        AMENDMENT 1 TO QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

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

                     C. R. BARD, INC. AND SUBSIDIARIES


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

September 21, 1995