Form 10-Q
period 1995-09-30
BARD C R INC /NJ/
filed 1995-11-13
CIK 9892

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarter ended September 30, 1995
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

                                    Yes    X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                 Outstanding at October 31, 1995

Common Stock - $.25 par value                56,898,875

                C. R. BARD, INC. AND SUBSIDIARIES

                              INDEX

                                             Page No.

PART I - FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets -
September 30, 1995 and December 31, 1994         1

Statements of Consolidated Income and Retained
Earnings For The Quarter and Nine Months Ended
September 30, 1995 and 1994                      2

Condensed Consolidated Statements of Cash Flows
For The Nine Months Ended September 30, 1995
and 1994                                         3

Notes to Consolidated Financial Statements       4

Management's Discussion and Analysis of Financial
Condition and Results of Operations              5

PART II - OTHER INFORMATION                      8

                     C. R. BARD, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (thousands of dollars)
                                  September 30,    December 31,
                                      1995             1994
ASSETS
Current Assets:
  Cash and short-term investments  $   35,800      $   34,300
  Accounts receivable, net            201,700         191,300
  Inventories                         228,100         209,300
  Other current assets                 14,500           9,100
    Total current assets              480,100         444,000

Long-term investments                  11,700          13,300

Property, plant and equipment         349,800         324,800
Less: accumulated depreciation        136,800         115,700
                                      213,000         209,100

Intangible assets, net of
 amortization                         327,300         316,900

Other assets                           52,200          52,300

                                   $1,084,300      $1,035,600

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
  Short-term borrowings and current
    maturities of long-term debt   $  101,200      $  198,900
  Accounts payable                     33,600          41,800
  Accrued expenses                    147,800         125,600
  Federal and foreign income
   taxes                                5,500           8,000
    Total current liabilities         288,100         374,300
Long-term debt                        198,300          93,400
Other long-term liabilities            54,100          76,300

Shareholders' Investment
  Preferred stock, $1 par value,
    authorized 5,000,000 shares;
    none issued                           ---             ---
  Common stock, $.25 par value,
    authorized 300,000,000 shares;
    issued and outstanding 55,499,634
    shares and 55,239,869 shares       13,900          13,800
  Capital in excess of par value       56,500          48,800
  Retained earnings                   463,600         426,000
  Other                                 9,800           3,000
                                      543,800         491,600
                                   $1,084,300      $1,035,600

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                     C. R. BARD, INC. AND SUBSIDIARIES

          STATEMENTS OF CONSOLIDATED INCOME AND RETAINED EARNINGS
                   (thousands except per share amounts)
                       For The Qtr. Ended  For Nine Mos. Ended
                          September 30,        September 30,
                        1995       1994       1995       1994
Net sales             $273,500   $259,200   $834,000   $777,700

Costs and expenses:
 Cost of goods sold    132,900    125,300    405,000    376,100
 Marketing, selling &
    administrative      85,300     79,100    254,900    232,900
 Research and
    development         18,000     17,100     56,700     54,000
 Costs to combine
    operations          12,500        ---     12,500        ---

                       248,700    221,500    729,100    663,000

Operating income        24,800     37,700    104,900    114,700
  Interest expense       6,200      4,100     18,600     10,400
  Other income(expense),
   net                   2,700       (600)     5,800     (2,800)

Income before taxes     21,300     33,000     92,100    101,500

  Provision for income
  taxes                  7,200      9,900     28,500     31,100

Net Income              14,100     23,100     63,600     70,400

Retained earnings,
  beginning of period  457,800    414,000    426,000    389,000

  Treasury stock
  retired                  ---     (1,200)    (2,000)    (8,900)

  Cash dividends        (8,300)    (7,700)   (24,000)   (22,300)

Retained earnings,
  end of period       $463,600   $428,200   $463,600   $428,200

Weighted average shares
  outstanding                                 55,283     55,110

Net income per share  $    .25   $    .42   $   1.15   $   1.28

Cash dividends per
  share               $    .16   $    .15   $    .46   $    .43

The accompanying notes to consolidated financial statements are an integral part of these statements

                      C. R. BARD, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (thousands of dollars)
                                        For The Nine Months Ended
                                               September 30,

                                           1995           1994
Cash flows from operating activities:
    Net income                          $ 63,600       $  70,400

    Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Depreciation and amortization      35,600          30,100
       Other noncash items                (1,400)            700

    Changes in assets and liabilities:
       Current assets                    (34,600)        (43,500)
       Current liabilities                11,500         (22,300)
       Other long-term liabilities       (22,200)        (18,500)

                                          52,500          16,900

Cash flows from investing activities:
    Capital expenditures                 (22,900)        (30,000)
    Other long-term investments, net     (17,100)         (6,300)
                                         (40,000)        (36,300)

Cash flows from financing activities:
    Purchase of common stock              (2,000)         (9,000)
    Dividends paid                       (24,000)        (22,300)
    Short-term borrowings and other      (89,900)         83,400
    Long-term borrowings                 104,900           1,500

                                         (11,000)         53,600

Increase in cash and short-term
    investments                            1,500          34,200
Cash and short-term investments-
    beginning of year                     34,300          75,800
Cash and short-term investments-
    end of period                       $ 35,800        $110,000

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                      C. R. BARD, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The financial statements contained in this filing have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and have not been audited, however, the Company believes that it has included all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the results of operations for these periods. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements, as filed by the Company in the 1994 Annual Report on Form 10-K and the Company's 1995 first and second quarters filed on Form 10-Q.

Acquisitions

On September 28, 1995 the Company completed the stock-for-stock merger with MedChem Products, Inc. where MedChem has become a wholly-owned subsidiary of Bard. The merger has been accounted for as a pooling of interests. All financial information contained in this filing reflects the merger with MedChem and accordingly prior periods have been restated. Under the terms of the merger agreement Bard issued 3,192,345 common shares to MedChem shareholders. The unaudited results of operations of MedChem before the combination with Bard were: net sales of $7,300,000 and net income of $300,000 for the quarter ended September 30, 1994; and net sales of $22,100,000 and net income of $1,500,000 for the nine months ended September 30, 1994; net sales of $9,100,000 and net income of $500,000 for the quarter ended September 30, 1995; and net sales of $28,300,000 and net income of $1,800,000 for the nine months ended September 30, 1995. These MedChem 1995 results do not include one-time charges related to the merger amounting to $9,900,000 or $.18 per share after-tax reflected in the third quarter ended September 30, 1995.

On October 20, 1995 the Company acquired American Hydro-Surgical Instruments, Inc. in a stock-for-stock merger which will be accounted for as a pooling of interests. Bard issued 1,338,446 common shares to American Hydro-Surgical Instruments shareholders. American Hydro-Surgical Instruments was a privately held company which develops, manufactures and markets a line of high-quality irrigation instruments used by surgeons during laparoscopic procedures.

Combining MedChem Products, Inc. and American Hydro-Surgical Instruments, Inc. with Bard the results of operations are: net sales $941,500,000, net income $68,300,000 and earnings per share $1.21 for the ten months ended October 31, 1995 and net sales $873,900,000, net income $76,400,000 and earnings per share $1.35 for the ten months ended October 31, 1994. The net income for the ten month period ended October 31, 1995 includes an after-tax charge of $13,500,000 or $.24 per share for one-time charges related to the acquisition of these companies.

                    C. R. BARD, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisitions (continued)

In October 1994, the Company acquired Angiomed AG, a German medical device manufacturer which was accounted for as a purchase. The funds used for this acquisition were included in cash and short-term investments and were financed by a combination of European cash deposits and some additional short-term borrowings which were obtained prior to September 30, 1994 and were reflected in the balance sheet as of that date. During the first 10 months of 1994, including the Angiomed acquisition, the Company invested over $83,000,000 in acquiring new businesses or product lines.

Short-Term Borrowings and Long-Term Debt

In June 1995, the Company completed the arrangement of a $350,000,000 five-year syndicated credit facility. This loan commitment by a group of 15 banks will allow Bard to borrow at interest rates slightly over LIBOR while securing a well-balanced debt structure. As a result of this loan facility, the Company has classified $120,000,000 as long-term debt at September 30, 1995.

                     C. R. BARD, INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

Consolidated net sales for the third quarter of $273,500,000 increased 6% against the third quarter 1994 level of $259,200,000. Sales for the nine months of 1995 of $834,000,000 increased 7% against the same period last year. Sales in the U.S. for the third quarter were $178,100,000, a 3% decrease from 1994. Sales outside the U.S. increased 25% in the quarter to $95,400,000. The currency translation effect increased international sales in this quarter by 8%. For the nine months ended September 30, 1995, sales in the U.S. were $547,600,000, while international sales totaled $286,400,000.

PRODUCT GROUP SUMMARY OF NET SALES
(in thousands)

                      Quarter Ended         Nine Months Ended
                      September 30,           September 30,
                                   %                       %
                 1995      1994  Change   1995      1994   Change

Cardiovascular $ 89,700  $ 90,500  (1)  $278,700  $280,400   (1)
Urological       79,800    72,300  10    238,100   214,900   11
Surgical        104,000    96,400   8    317,200   282,400   12

Net sales      $273,500  $259,200   6   $834,000  $777,700    7

In the third quarter of 1995 the urological and surgical products groups continued to lead the Company's revenue growth. Cardiovascular sales remain soft, primarily due to a lack of new product approvals in the United States at the USCI division, as well as price declines in balloon angioplasty catheters. The Company continues to develop and launch new balloon angioplasty products in international markets.

Marketing, selling and administrative expenses in 1995 have increased faster than sales mainly as a result of the additional selling expenses and amortization of goodwill resulting from the acquisitions made in late 1994. The third quarter of 1995 includes a pretax charge of $12,500,000 related to one-time costs associated with the acquisition of MedChem in a transaction accounted for as a pooling of interests.

Interest expense for the third quarter and nine month period of 1995 have increased due to increase in borrowings used for acquisitions.

                  C. R. BARD, INC. AND SUBSIDIARIES

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS

Other income(expense), net, amounted to income of $5,800,000 for the nine months ended September 30, 1995 as compared with an expense of $2,800,000 for the same period in 1994. The 1995 other income is mainly a result of favorable foreign exchange transactions.

The Company results for the quarter ended September 30, 1995 was net income of $14,100,000 or $.25 per share compared with $23,100,000 or $.42 per share for the same quarter in 1994. Third quarter 1995 net income includes a one-time after-tax charge of $9,900,000 or $.18 per share for costs associated with the acquisition of MedChem. In addition, the dilution effect of the merger reduced third quarter results by another $.02 per share.

Cash and short-term investments increased during the nine month period ended September 30, 1994 to accumulate sufficient funds to acquire Angiomed in October 1994 (see Acquisition footnote for further discussion).

Since June 1995, when the Company entered into a new credit facility, it reduced its short-term borrowings and increased its long-term debt. The Company believes it could borrow adequate funds at competitive terms and rates should the need arise. Short-term borrowings increased during the first nine months of 1994 by approximately $79,400,000. These borrowings which included foreign currency borrowings were used for general working capital and in anticipation of acquiring Angiomed in October 1994.

Other long-term liabilities decreased by $22,200,000 during the nine month period ended September 30, 1995. This reduction was mainly a result of the Company reclassifying $15,300,000 from long-term liabilities to accrued expenses for its obligations under the Department of Justice settlement agreement.

Other shareholders' investment has increased by $6,800,000 in the first nine months of 1995 primarily as a result of foreign currency translation adjustments.

During the first nine months of 1995 and 1994, the Company acquired and retired 75,000 and 350,000 shares respectively, of its common stock.

                     C. R. BARD, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

On October 18, 1995 the Board of Patent Appeals and Interferences of the United States Patent and Trademark Office issued a final decision in an inventorship contest between C. R. Bard, Inc. and W. L. Gore & Associates, Inc. awarding patent rights in expanded polytetrafluorethylene (PTFE) vascular prostheses to Bard. The patent rights awarded to Bard are sufficiently broad to cover virtually all expanded PTFE vascular prostheses successfully used to date. Once this patent is issued, Bard will be the only company permitted to manufacture and sell expanded PTFE vascular prostheses in the United States. A court appeal of the final decision is possible, but the Company believes that the final decision of the Board would be affirmed in any appeal.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibit 27 - Financial Data Schedule

(b)  Registrant filed a Current Report on Form 8-K dated July 6,
     1995 announcing that the Food and Drug Administration had lifted the Application Integrity Policy imposed on Bard's USCI division in January 1994.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                C. R. BARD, INC.
                                  (Registrant)


                                William C. Bopp     /s/
                                William C. Bopp
                                Executive Vice President and
                                Chief Financial Officer


                                Charles P. Grom    /s/
                                Charles P. Grom
                                Vice President and Controller


DATE:  November 13, 1995