Form 10-K
period 1995-12-31
BARD C R INC /NJ/
filed 1996-03-26
CIK 9892

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                 FORM 10-K
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                For the fiscal year ended December 31, 1995
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

                                        Name of each exchange on
     Title of each class                     which registered
Common Stock - $.25 par value            New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $2,059,900,000 based on the closing price of stock traded on the New York Stock
Exchange on February 29, 1996. As of February 29, 1996, there were 57,419,373 shares of Common Stock, $.25 par value per share, outstanding.

The Company's definitive Proxy Statement dated March 8, 1996 has been incorporated by reference with respect to certain information contained therein in Part III and Part IV of this Form 10-K.

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

1995 sales of $1.138 billion increased 7% from 1994. 1994 sales of $1.065 billion increased 6% from 1993. Net income for 1995 totaled $86.8 million or $1.53 per share, and increased 15% and 14%
respectively against 1994. Net income for 1994 totaled $75.6 million or $1.34 per share, an increase of 31% against 1993.

Acquisitions

In September 1995, the Company completed a merger with MedChem Products, Inc. (MedChem) issuing 3,192,345 shares of its common stock in exchange for all outstanding common stock of MedChem. In October 1995, the Company completed a merger with American Hydro-Surgical Instruments, Inc. (AHS) issuing 1,338,446 shares of its common stock in exchange for all outstanding common stock of AHS. These mergers have been accounted for as poolings of interests, and accordingly, the Company's information contained in this Annual Report on Form 10-K has been restated to include the accounts and operations of MedChem and AHS for all periods presented.

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

The following table sets forth for the last three years ended
December 31, 1995, the approximate percentage contribution by product line to Bard's consolidated net sales. The figures are on a worldwide basis.
                             Years Ended December 31,
                             1995      1994       1993
  Cardiovascular              33%       35%        38%
  Urological                  28%       27%        25%
  Surgical                    39%       38%        37%
       Total                 100%      100%       100%

Narrative Description of Business

General

Historically, Bard has been known for its products in the urological field, where its Foley catheter is the leading device for bladder drainage. Today, Bard's largest product group is in surgical devices, contributing approximately 39% of consolidated net sales.

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

Cardiovascular - Bard's line of cardiovascular products includes balloon angioplasty catheters, steerable guidewires, guide catheters and inflation devices; angiography catheters and accessories; introducer sheaths; electrophysiology products including cardiac mapping and electrophysiology laboratory systems, and diagnostic and temporary pacing electrode catheters; cardiopulmonary support systems; and blood oxygenators and related products used in open-heart surgery. See the first paragraph of
Item 3.  Legal Proceedings on Page I-5 for additional information.

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

International - Bard markets cardiovascular, urological and surgical products throughout the world. Principal markets are Japan, Canada, the United Kingdom and continental Europe. Approximately two-thirds of the sales in this segment are of products manufactured by Bard in its facilities in Canada, France, Germany, Ireland, Malaysia and the United Kingdom. The balance of the sales are from products manufactured in the continental United States, Puerto Rico or Mexico for export. Bard's foreign operations are subject to the usual risks of doing business abroad, including restrictions on currency transfer, exchange fluctuations and possible adverse government regulations. See p. II-23 Note 10 in the Notes to Consolidated Financial Statements for additional information.

Competition

The Company knows of no published statistics permitting a general industry classification which would be meaningful as applied to the Company's variety of products. However, products sold by the Company are in substantial competition with those of many other firms, including a number of larger well-established companies.
The Company depends more on its consistently reliable product quality, dependable service and its ability to develop products to meet market needs than on patent protection, although some of its products are patented or are the subject of patent applications.

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

Sales to a distributor, which supplies the Company's products to many end-users, accounted for approximately 9% of the Company's sales and the five largest distributors combined accounted for approximately 22% of such sales. Combined sales to federal agencies accounted for approximately 1% of sales in 1995 (See Item
3. Legal Proceedings).

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

Employees

The Company employs approximately 9,400 persons.

Seasonality

The Company's business is not affected to any material extent by seasonal factors.

Research and Development

The Company's research and development expenditures amounted to approximately $75,600,000 in 1995, $71,600,000 in 1994 and
$67,500,000 in 1993.

Item 2.  Properties

The executive offices of the Company are located in Murray Hill, New Jersey in facilities which the Company owns. Domestic manufacturing and development units are located in California, Florida, Georgia, Kansas, Massachusetts, Michigan, New Jersey, New York, Ohio, Puerto Rico, Rhode Island, South Carolina, Texas, Utah and Washington. Sales offices and distribution points are in these locations as well as others.

Outside the U.S., the Company has plants or offices in Australia, Austria, Belgium, Canada, France, Germany, Hong Kong, India,
Ireland, Italy, Japan, Korea, Malaysia, Mexico, Netherlands,
Portugal, Singapore, Spain and the United Kingdom.

The Company owns approximately 2,530,000 square feet in 22 locations and leases approximately 1,408,000 square feet of space in 63 locations.

All these facilities are well maintained and suitable for the operations conducted in them.

Item 3.  Legal Proceedings

On October 14, 1993, the Company entered into a Plea Agreement with the Department of Justice in connection with charges stemming from violations, primarily during the 1980s by the Company's USCI division, of the Federal Food, Drug and Cosmetic Act and other statutes. In connection with such violations, the Defense Logistics Agency debarred the USCI division from entering into new contracts with the U.S. Government. Such debarment will expire on June 19, 1996.

On November 21, 1994 an action was commenced against the Company by Surgical Laser Technologies, Inc. (SLT) in the United States District Court for the Eastern District of Pennsylvania. The Amended Complaint alleged that the Company has repudiated, refused to perform and breached an alleged contract with SLT, and further alleges a breach of the duty of good faith and fair dealing in the conduct of contract negotiations between the parties and unfair competition. Damages of an unspecified amount are sought together with injunctive relief. The Company has answered the Amended Complaint, denying that there was ever agreement to the alleged contract, or that the Company otherwise breached any duty owed to SLT. Discovery has recently commenced and no trial date has yet been set. The Company believes it has meritorious defenses to this action.

On October 6, 1995, Trimedyne, Inc. filed a complaint in State Court in California alleging breach of contract, fraud and negligent misrepresentation by the Company in connection with its performance under a Development, Supply and License Agreement dated June 28, 1991, concerning side-firing laser products (Urolase).
In addition, the complaint alleges that the Company has failed to pay for product purchased, along with certain other charges. Trimedyne, Inc. seeks damages totalling $72 million plus punitive damages. The case has been removed to the Federal District Court and transferred to the District of New Jersey. The Company believes it has some liability to the plaintiff for certain goods ordered; however, the amount is in dispute. Except as to this claim, the Company believes that it has meritorious defenses to this action.

On October 3, 1995, Oliver Lipman & Associates, a firm specializing in the medical device industry, filed a compliant in the State Court in New Jersey alleging that it was instrumental in facilitating the negotiations which led to the merger between Bard and MedChem Products, Inc. The plaintiff is demanding judgement against Bard and MedChem Products, Inc. for compensatory damages. An answer denying the allegations has been filed. The Company believes it has meritorious defenses to this action.

During 1993, the United States Environmental Protection Agency (the "EPA") notified the Company's Urological division that it may be a potentially responsible party relative to clean-up of the Frontier Chemical site in Niagara Falls, New York. In September, 1993, the Company entered into a consent order concerning the first phase of the clean-up, which was a drum removal action. The Company's liability for the first phase was $119,000. A second phase of remedial action involves removal of waste in several large tanks. The Company's liability for this phase was assessed at less than

$14,000. The third phase of remedial action involves soil and groundwater contamination which may be significant in view of the age of this industrial site. The Company's responsibility for clean up of this phase is unknown at this time, but it is believed that the final resolution of this matter is not expected to have a material adverse financial impact on the Company.

During 1992, the EPA notified the Company that it had been identified as a potentially responsible party in connection with an ongoing investigation of the Solvents Recovery Service of New England site in Southington, Connecticut. Although the full extent of liability in this case is unknown, the Company has been identified with less than one-half percent of the total gallonage of waste materials. In June of 1995, the Company accepted the EPA's invitation to enter into negotiations concerning the Group's undertaking the remedial investigation and feasibility study. Negotiations concerning a Consent Order to allow the Group to undertake the remedial investigation and feasibility study are ongoing. The final resolution of this matter is not expected to have a material adverse financial impact on the Company.

The Company is also subject to other legal proceedings and claims which arise in the ordinary course of business.

Item 4.  Results of Votes of Security Holders

    Not applicable.

Executive Officers of the Registrant

Set forth below is the name, age, position, five year business history and other information with respect to each executive officer of the Company as of March 1, 1996. No family relationships exist among the officers of the Company.

     Name                     Age           Position


William H. Longfield          57       Chairman and
                                       Chief Executive Officer
                                       and Director

Benson F. Smith               48       President and
                                       Chief Operating Officer
                                       and Director

William C. Bopp               52       Executive Vice President
                                       and Chief Financial
                                       Officer

Timothy M. Ring               38       Group Vice President

William T. Tumber             61       Group Vice President

John H. Weiland               40       Group Vice President

E. Robert Ernest              55       Vice President - Planning
                                       and Development

Richard A. Flink              61       Vice President, General
                                       Counsel and Secretary

Christopher D. Ganser         43       Vice President - Quality
                                       Assurance

Hope Greenfield               45       Vice President - Human
                                       Resources

Charles P. Grom               48       Vice President and
                                       Controller

Earle L. Parker               52       Vice President and
                                       Treasurer

All officers of the Company are elected annually by the Board of Directors.

Mr. Longfield joined the Company in 1989 and was elected executive vice president and chief operating officer. In 1991 he was elected president. In June 1994 he was elected president and chief executive officer. In September 1995 he was elected to his present position. Prior to joining the Company, he was chief executive officer since 1984 of the Cambridge Group, Inc., a provider of long term health services for the elderly. Prior to joining Cambridge, he was employed by Lifemark, Inc., a health care management company, and for over 20 years with American Hospital Supply Corporation.

Mr. Smith joined Bard in 1980. In 1990, he was appointed to the position of group executive. In 1991, he was elected group vice president. In 1993, he was elected to the position of executive vice president with worldwide responsibility for operations. In 1994 he was elected to the additional post of chief operating officer. In October 1995 he was elected to his present position.

Mr. Bopp joined the Company in 1980. In 1983 he was elected to the position of treasurer. He was named vice president and treasurer in 1989. In 1992 he was elected senior vice president and chief financial officer. In October 1995 he was elected to his present position.

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

Mr. Weiland joined the Company in February 1996 as group vice president. Prior to joining the Company, since 1991 he was senior vice president, North American Group, with Dentsply International, the nation's largest manufacturer of professional dental products. Prior to that he was president and chief executive officer of Pharmacia Diagnostics, Inc., a manufacturer of medical diagnostic supplies and in various positions with Baxter International, Inc., a manufacturer of health care products and services.

Mr. Ernest joined the Company in 1977 and was elected to his present position in 1979.

Mr. Flink joined the Company in 1970, was elected vice president and general counsel in 1973 and was elected to his present position in 1985.

Mr. Ganser joined the Company in 1989 as Manager, Quality Assurance in the Moncks Corner facility. In April, 1994 he was elected to his present position.

Ms. Greenfield joined the Company in October 1995 as corporate vice president, human resources. Prior to joining the Company she had been with Digital Equipment Corporation, a supplier of information systems and hardware, as vice president development and learning and in various human resource positions.

Mr. Grom joined the Company in 1977. In 1989 he was promoted to assistant corporate controller and in 1994 was elected corporate controller. In April 1995 he was elected to his present position.

Mr. Parker joined the Company in 1979. In December 1990 he was promoted to vice president-operations for the USCI division and, later that year, was promoted to vice president and general manager of the USCI Angiography division. In 1992 he was elected Treasurer and effective January 1, 1995 he was elected to his present position.

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

                                  Quarters

                         1st     2nd     3rd     4th    Year
    1995

    High               28-1/8  31-1/8  31-7/8  32-1/4  32-1/4
    Low                25-1/2  27-1/4  29-1/4  27-7/8  25-1/2
    Close              27-5/8  30      30-1/2  32-1/4  32-1/4

    1994

    High               30-1/2  26-1/4  28-1/4  27-1/2  30-1/2
    Low                23-7/8  22-3/8  22-1/4  23-5/8  22-1/4
    Close              24-1/4  23-7/8  25      27      27

Approximate Number of Equity Security Holders

                                         Approximate Number
                                          of Record Holders
      Title of Class                   as of February 29, 1996
Common Stock - $.25 par value                   7,502*

*Included in the number of shareholders of record are shares held in "nominee" name.

Dividends

The Company paid cash dividends of $33,100,000 or $.62 per share in 1995 and $30,100,000 or $.58 per share in 1994. The following table illustrates the quarterly rate of dividends paid per share.

                   Quarters
          1st     2nd     3rd    4th     Year

  1995  $ .15   $ .15   $ .16  $ .16   $ .62
  1994  $ .14   $ .14   $ .15  $ .15   $ .58

In January 1996, the first quarter dividend of $.16 per share was declared, indicating an annual rate of $.64 per share. The first quarter dividend was paid on February 2, 1996 to shareholders of record on January 22.

Item 6. Selected Financial Data

(Thousands of dollars except per share amounts)
                          For the Years Ended December 31,
                 1995         1994       1993       1992        1991
INCOME STATEMENT DATA
Net sales     $1,137,800   $1,064,600 $1,008,800 $1,033,800   $903,500
Gross profit     587,800      551,100    519,700    510,000    429,600
Operating income 139,900      153,000    132,000    136,300    104,600
Net income        86,800       75,600     57,800     83,400     65,600
BALANCE SHEET DATA
Total assets  $1,091,000   $1,043,100 $  881,400 $  789,200   $736,600
Working capital  230,600       72,300    165,200    213,200    192,900
Long-term debt   198,400       93,400     82,100     84,000     80,000
Total debt       265,300      294,000    171,000    148,300    142,000
Shareholders'
 investment      564,600      495,400    439,900    444,900    424,300
COMMON STOCK DATA
Net income
 per share    $     1.53   $     1.34 $     1.02 $     1.45   $   1.14
Cash dividends
 per share           .62          .58        .54        .50        .46
Shareholders'
 investment
 per share    $     9.89   $     8.77 $     7.77 $     7.75   $   7.37
Average shares
 outstanding
  (000's)         56,731       56,461     56,692     57,422     57,609
SUPPLEMENTARY DATA
Return on average
 shareholders'
 investment        16.4%        16.2%      13.1%      19.2%      16.1%
Gross profit/
 net sales         51.7%        51.8%      51.5%      49.3%      47.5%
Operating income/
 net sales         12.3%        14.4%      13.1%      13.2%      11.6%
Net income/net
 sales              7.6%         7.1%       5.7%       8.1%       7.3%
Days-accts rec.     66.7         62.3       60.7       63.1       63.5
Days-inventory     149.4        143.6      135.9      129.4      137.2
Total debt/total
 capitalization    32.0%        37.2%      28.0%      25.0%      25.1%
Interest exp. $   24,200   $   16,300 $   12,500 $   13,400   $ 13,900
R&D expense   $   75,600   $   71,600 $   67,500 $   62,300   $ 56,700
# of employees     9,400        8,900      8,650      9,000      9,250
Net sales per
 employee     $    121.0   $    119.6 $    116.6 $    114.9   $   97.7
Net income per
 employee     $      9.2   $      8.5 $      6.7 $      9.3   $    7.0

Item 7. Management's Discussion and Analysis of Results of Operations and of Financial Conditions

General

Bard is a leading multinational developer, manufacturer and marketer of products for the large and growing health care industry. Worldwide health care expenditures approximated $2.2 trillion in 1995 with about half that amount spent in the United States. Bard's segment of this industry, itself a multi-billion dollar market, is primarily specialized products used mainly in hospitals, in outpatient centers and in physician's offices to meet the needs of the medical profession in caring for their patients. We seek to focus and concentrate on selected markets with cost-effective, innovative products and specialized sales forces to maximize our opportunities in these markets.

Operating Results

Consolidated net sales increased 7% in 1995, restated for two acquisitions that were accounted for as poolings of interests.
Good growth in many areas was partially offset by a lack of growth in the domestic cardiovascular product group. Net income and earnings per share increased 15% and 14%, respectively. Income for 1994 and 1995 was significantly affected by one-time charges, described on page II-6 in this financial review.

Sales

Net sales totaled $1.138 billion in 1995, an increase of 12% over the $1.018 billion originally reported for 1994. This 12% increase includes 5% from new sales as a result of the two acquisitions Bard made in 1995. Since they were accounted for as poolings of interests, Bard's restated sales for 1994 are $1.065 billion, resulting in a 7% increase to $1.138 billion in 1995. Worldwide revenue growth of 10% in 1995 in the urological and surgical product groups combined with a 1% increase in cardiovascular sales, resulted in the consolidated increase of 7%. All of the growth came from sales outside the U.S. as U.S. sales approximated the prior year's level. Price reductions totaled 2% on a worldwide basis in 1995 while higher foreign currency values increased total sales by 2%.

Consolidated net sales (restated for the 1995 acquisitions) totaled $1.065 billion in 1994, a 6% increase over 1993. Significant factors in this growth were good increases in sales of Foley catheters and related procedure trays, vascular access catheters, vascular fabric and mesh products and gastroenterological specialty devices as well as a substantial increase in sales of the Bard Contigen implant. These areas, along with sales from our 1994 acquisitions and an increase of less than 1% from the effects of foreign currency translations, more than offset some continued weakness in certain cardiovascular product lines and price reductions which totaled 2.6% on a worldwide basis.

Consolidated net sales (restated) totaled $1.009 billion in 1993, a decrease of $25 million or 2% for the year. Sales were lowered 3% as a result of the sale of the Bard MedSystems division in February 1993 and 1% by the negative impact of lower foreign currency values. Sales in 1993 were also negatively affected by a slowdown in U.S. procedural rates, consolidations of health care providers, limited FDA approvals, increasingly conservative medical practices fostered by the growth of managed care and weaker European economies.

In the urological product group, worldwide sales increased 10% in 1995, all of it from outside the U.S., with a substantial portion the result of a full year's sales of Angiomed products in 1995 vs. two months of sales following the acquisition in 1994. Urological sales in 1994 increased 16% with a majority of the increase a result of sales of the Contigen implant. 1993 urological sales increased 1%. Good increases in several relatively new specialty devices were partially offset by declines in other areas.

Surgical product group sales increased 10% in 1995, a majority of which was outside the U.S. A full year of sales of Angiomed and Vas-Cath products (acquired in 1994) benefited this area substantially, as did strong growth in sales of vascular access catheters and ports, fabrics and mesh products for hernia repair and gastroenterological devices. Sales in 1994 of surgical products increased 6% with the areas of vascular access, vascular fabrics and mesh and gastroenterology showing good gains.
Adjusting for the sale of the MedSystems division in February 1993, sales in this group increased 7% in 1994. Sales of surgical products in 1993 decreased 1% but increased 8% after adjusting for the sale of the MedSystems division. Vascular access, endoscopic, laparoscopic and blood management products contributed significantly to this increase.

Sales of cardiovascular products increased just 1% in 1995. A full year of Angiomed product sales benefited this area along with good increases in interventional radiology and the FemoStop device.
U.S. sales continued to decline as the Company had delays obtaining clearance from the Food and Drug Administration (FDA) for new products from our USCI division. In 1994, continued weakness in certain cardiovascular product areas resulted in a 3% decline in sales in this group. Increased sales outside the U.S. were more than offset by declines in the U.S. which continued to be affected by the lack of approvals by the FDA of new products from our USCI division. Cardiovascular product sales decreased 5% worldwide in 1993 with most product areas in this group showing declines.

Sales in the United States declined slightly in 1995 vs. 1994 and represented 66% of total sales. Total surgical product sales in the U.S. showed good growth with significant increases in sales of specialty access, gastroenterological, Marlex mesh fabric and new MedChem products. Urological product sales in the U.S. were level with 1994 while sales of cardiovascular products declined. Sales in the United States increased 4% in 1994 and represented 71% of total sales. Sales of the Contigen implant were the most important contributor to this growth. U.S. sales decreased 2% in 1993 and represented 71% of total sales. Urological product sales increased while sales of surgical products (due to the sale of MedSystems) and cardiovascular products decreased. Sales growth outside the U.S. continued to be strong with a 24% increase over 1994, a significant portion from a full year of sales of Angiomed and Vas-Cath products. Higher foreign currency values in 1995 contributed 7% of the increase. Numerous products in all three product groups showed significant gains in revenue in 1995. Sales outside the U.S. increased 9% in 1994 with a little more than 1% of that growth the result of higher foreign currency values. The growth was broad-based throughout our product areas and major geographic markets. Acquisitions accounted for 3% of this growth. In 1993 sales outside the U.S. declined 3%. Changes in foreign currency values in 1993 lowered these sales by nearly 5%. Growth in sales of surgical products were more than offset by decreases in urological and cardiovascular sales.

The geographic breakdown of sales outside the U.S. for the last three years is:
                             1995      1994      1993
Europe, Middle East,
   Africa                     62%       56%       56%
Asia/Pacific area and
  Western hemisphere,
  excluding U.S.              38%       44%       44%
                             100%      100%      100%

Operating Income

The gross profit margin at 51.7% slipped 0.1% in 1995 as the rate of increase in cost of goods sold was slightly higher than the increase in sales. Cost reductions in many areas were not enough to offset overall price reductions. Gross profit margins had increased for four years prior to 1995 as a result of productivity gains, cost reductions and a favorable product mix.

Bard uses the LIFO method of valuing substantially all U.S.
inventories, which results in current costs (higher in a period of inflation) being charged to cost of goods sold. Bard generally has been able to recover these costs through its strong product position in its markets or by offsetting the effect of inflation through its cost reduction programs.

Marketing, selling and administrative expenses increased by 8.6% as we invested in programs to boost future sales revenue. The synergies from our two mergers closed late in 1995 have yet to be fully realized as well as the effect of our fourth quarter divisional reorganization. In the two years prior to 1995, these expenses increased by less than 1% in total spending each year. As a percent to sales, these expenses represented 31.2% in 1995, 30.7% in 1994 and 31.7% in 1993.

Research and development spending continues to increase as we work on new technologies and applications for the future. The level of spending as a percent of sales has been approximately 7% each of the last three years.

Operating income was 12.3% of sales in 1995 and was affected substantially by $17.7 million in costs (primarily legal and investment banking) to combine the operations of MedChem Products and American Hydro-Surgical into Bard. Excluding the costs of combining, operating income as a percent of sales would have been 13.9% in 1995 vs. 14.4% in 1994 and 13.1% in 1993.

Other Income(Expense), Net

Please refer to Note 9, Other Income (Expense), Net, of the Notes to Consolidated Financial Statements on page II-22 of this report for a summary of items in this category in the last three years. In 1994 there was a fourth quarter charge of $28.2 million. This covered the settlement of a 1992 lawsuit by the inventor of an atherectomy device which Bard is developing and provided for the anticipated legal and other costs related to the USCI division.

Other Income (Expense), Net in 1993 included a third quarter provision for the Justice Department settlement of $61 million, a fourth quarter gain of $32.7 million from the sale of shares of the common stock of Ventritex, Inc. and a first quarter gain of $10.9 million from the sale of the MedSystems division net of nonrecurring charges.

Income Tax

The effective income tax rate was 30% in 1995, 27% in 1994 and 37% in 1993. The lower tax rate in 1994 is primarily due to the fourth quarter charge which is tax effected at U.S. rates. The higher 1993 rate was primarily due to the $61 million Justice Department settlement, which was not fully deductible. The tax benefit from operations in Puerto Rico and Ireland favorably affected the tax rate in each year, even though the benefit from operations in Puerto Rico was reduced slightly in 1994 and 1995.

Net Income

Net income increased 15% in 1995 and 31% in 1994 after declining 31% in 1993. The effect on net income and earnings per share of the costs to combine operations in 1995, the unusual or nonrecurring items in 1994 and 1993 that are discussed above in Other Income (Expense), Net and the after-tax charge of $6.1 million in the first quarter of 1993 for postretirement benefits were (in millions except per share amounts):

1995
Costs to combine operations             $(13.5)
Equivalent per share                    $( .24)

1994
Legal fees and settlements              $(16.9)
Equivalent per share                    $ (.30)

1993
Gain on sale of Ventritex stock         $  19.4
Gain on sale of MedSystems
     net of nonrecurring charges            6.0
Effect of accounting change
     for postretirement benefits           (6.1)
Justice Department settlement             (45.4)
Total 1993                              $ (26.1)
Equivalent per share                    $  (.46)

After adjusting for the items shown above, net income and earnings per share (EPS) would have been:
                         Net Income
                         (millions)          EPS

1995                     $100.3              $1.77
1994                     $ 92.5              $1.64
1993                     $ 83.9              $1.48

Financial Condition

Bard's financial condition remains strong. On a restated basis, total debt decreased by $29 million and the ratio of total debt to total capitalization decreased from 37% to 32%. Bard's equity base was increased with the issuance of common stock for the acquisitions of MedChem Products and American Hydro-Surgical. In June the Company completed the arrangement of a $350 million syndicated, committed credit agreement with a group of 15 banks. Based on this agreement and as described in Note 4 of the Notes to Consolidated Financial Statements on Page II-16 of this report, $120 million in borrowings under the Company's uncommitted lines of credit have been classified as long-term debt. This overall financial strength gives Bard sufficient financing flexibility.

In addition to the $350 million committed credit agreement, Bard maintains uncommitted credit lines with banks for short-term cash needs and these lines were used as needed during the last three years. The current unused uncommitted lines of credit total $202 million. As now structured, the Company expects cash flow from operating activities to exceed capital expenditures and dividend payments. The Company believes it could borrow adequate funds at competitive terms and rates, should it be necessary, and is considering a public offering of long-term debt in 1996.

Total cash outlays made for purchases of businesses, patents, trademarks and other related items were $19 million in 1995, $148 million in 1994 and $105 million in 1993 for a total over the last three years of $272 million. The majority of these investments were for intangible items. The $19 million in 1995 outlays was financed from cash from operations and exclude common stock valued at $135 million issued for the acquisitions of MedChem Products and American Hydro-Surgical. More than half of the 1994 and 1993 outlays was financed with additional debt ($146 million) with the balance coming from cash from operations and proceeds from sales of assets. Cash from operations contributed to an increase in short-term investments in 1993, a substantial portion of which was used in 1994, primarily for acquisitions.

Over a period of time, the Company purchases at least enough of its common stock in the open market to replace shares issued under various employee stock plans. Net shares issued under the plans
were 597,283 in 1995; 299,400 in 1994   and 259,443 in 1993.  Total
shares purchased were 75,000 in 1995; 350,000 in 1994, and 1,000,000 in 1993. In January 1993 the Board of Directors authorized the purchase from time to time of up to 2 million shares of which 1,425,000 had been purchased as of December 31, 1995.

Foreign Currency Risk

The Company periodically enters into foreign exchange contracts to reduce its exposure to fluctuations in currency values. Contracts have been exclusively for the forward purchase of currencies in which the Company has known or anticipated payments. These are primarily for intercompany transactions, resulting in a high degree of confidence that the anticipated transactions will take place. Monetary assets of the Company held in foreign currencies have relatively short maturities and are denominated in currencies that have not experienced wide short-term fluctuations in their equivalent U.S. dollar values. Please refer to Note 4 of the Notes to Consolidated Financial Statements starting on Page II-16 of this report for current details of the Company's foreign exchange contracts.

Legal Proceedings

For a discussion of pending legal proceedings and related matters, please see Note 5, Commitments and Contingencies, of the Notes to Consolidated Financial Statements on page II-18.

Acquisitions

For information on the Company's acquisitions of businesses, please see Note 2 of the Notes to Consolidated Financial Statements on page II-14.

Report of Independent Public Accountants

To the Shareholders and Board of
  Directors of C. R. Bard, Inc.:

We have audited the accompanying consolidated balance sheets of C. R. Bard, Inc. (a New Jersey corporation) and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of
C. R. Bard, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in Note 8 to the consolidated financial statements, effective January 1, 1993 the Company changed its method for accounting for postretirement benefits other than pensions.




                                    ARTHUR ANDERSEN LLP

Roseland, New Jersey
January 24, 1996

                     C. R. BARD, INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED INCOME
(Thousands of dollars except
 per share amounts)
                             For the Years Ended December 31,
                              1995         1994         1993
Net sales                  $1,137,800   $1,064,600   $1,008,800
Costs and expenses:
 Cost of goods sold           550,000      513,500      489,100
 Marketing, selling
  and administrative          354,600      326,500      320,200
 Research and development      75,600       71,600       67,500
 Costs to combine opera-
  tions                        17,700          ---          ---
                              997,900      911,600      876,800
Operating income              139,900      153,000      132,000
 Interest expense              24,200       16,300       12,500
 Other income(expense),
 net                            7,800      (32,600)     (18,100)
Income before taxes and
 effect of accounting
 change                       123,500      104,100      101,400
 Provision for income
  taxes                        36,700       28,500       37,500
Income before effect of
 accounting change             86,800       75,600       63,900
Effect of change in
 accounting  principle,
 net of taxes                     ---          ---       (6,100)
Net income                 $   86,800   $   75,600   $   57,800
Income per share before
 effect of accounting
 change                    $     1.53   $     1.34   $     1.13
Net income per share       $     1.53   $     1.34   $     1.02

                     C. R. BARD, INC. AND SUBSIDIARIES
               STATEMENTS OF CONSOLIDATED RETAINED EARNINGS
(Thousands of dollars except
 per share amounts)
                              For the Years Ended December 31,
                               1995         1994        1993
Balance, beginning of year $  427,300   $  392,800  $  387,400
Net income                     86,800       75,600      57,800
Cash dividends (per share
 1995, $.62; 1994, $.58;
 1993, $.54)                  (33,100)     (30,100)    (28,200)

Excess of cost over par value
 of treasury stock retired
 (1995-75,000 shares,
  1994-350,000 shares and
  1993-1,000,000 shares)       (2,100)      (8,900)    (24,200)
Adjustment to give
 effect to change in report-
 ing period for MedChem           ---       (2,100)        ---
Balance, end of year       $  478,900   $  427,300   $ 392,800

The accompanying notes to consolidated financial statements are an integral part of these statements.

                    C. R. BARD, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)
                                              December 31,
                                            1995         1994
Assets
Current assets:
 Cash                                  $    9,300   $    7,700
 Short-term investments                    42,000       26,800
 Accounts receivable, less reserve of
  $9,700 and $8,700                       215,700      194,100
 Inventories                              228,200      212,400
 Other current assets                       8,700        9,200
Total current assets                      503,900      450,200

Property, plant and equipment, at cost
 Land                                      11,200       11,200
 Buildings and improvements               147,500      145,000
 Machinery and equipment                  179,200      169,900
                                          337,900      326,100
Less - Accumulated depreciation and
 amortization                             123,700      116,100
Net property, plant and equipment         214,200      210,000

Intangible assets, net of amortization    315,500      319,500
Other assets                               57,400       63,400
                                       $1,091,000   $1,043,100
Liabilities and shareholders'investment
Current liabilities:
 Short-term borrowings and current
  maturities of long-term debt         $   66,900   $  200,600
 Accounts payable                          62,700       43,100
 Accrued compensation and benefits         39,800       31,900
 Accrued expenses                          91,600       94,800
 Federal and foreign income taxes          12,300        7,500

Total current liabilities                 273,300      377,900
Long-term debt                            198,400       93,400
Other long-term liabilities                54,700       76,400
Commitments and contingencies

Shareholders' investment:
Preferred stock, $1 par value, authorized
 5,000,000 shares; none issued                ---          ---
Common stock, $.25 par value, authorized
 300,000,000 shares; issued
 and outstanding 57,100,598 shares
 in 1995, 56,526,655 shares in 1994        14,300       14,100
Capital in excess of par value             63,300       51,000
Retained earnings                         478,900      427,300
Other                                       8,100        3,000
  Total shareholders' investment          564,600      495,400
                                       $1,091,000   $1,043,100

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                     C. R. BARD, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
                               For the Years Ended December 31,
                                  1995        1994        1993
Cash flows from operating activities:
Net income                    $  86,800    $  75,600   $ 57,800
Adjustments to reconcile net
 income to net cash provided
 from operating activities:
  Depreciation and amortization   50,600      43,400     39,100
  Deferred income taxes           (1,600)     (4,400)    (7,300)
  Expenses under stock plans       2,000       1,400      1,200
  Gain on disposal of assets,
   net                               ---         ---    (50,400)
Changes in assets and
 liabilities net of acquired
 businesses:
  Accounts receivable            (21,600)    (7,600)     12,700
  Inventories                    (15,800)   (16,300)     (1,200)
  Other assets                     8,900      9,400       1,100
  Current liabilities, excluding
   debt                           29,100    (23,100)     27,500
  Other long-term liabilities    (21,700)    (7,200)     45,900
Net cash provided from operating
 activities                      116,700     71,200     126,400
Cash flows from investing activities:
Capital expenditures             (39,600)   (37,100)    (33,400)
Proceeds from sale of assets         ---        ---      65,000
Payments made for purchases of
 businesses                         (300)  (122,200)    (74,000)
Patents, trademarks and other    (18,600)   (25,500)    (31,400)
Net cash used in investing
 activities                      (58,500)  (184,800)    (73,800)
Cash flows from financing activities:
Common stock issued for options
 and benefit plans                 9,500      2,900       3,000
Purchase of common stock          (2,100)    (9,000)    (24,400)
Proceeds from long-term
 borrowings                      126,300      3,300         700
Principal payments of long-term
 borrowings                      (22,000)    (1,100)     (1,000)
Proceeds from (repayments of)
 short-term borrowings, net     (133,700)   102,000      22,800
Dividends paid                   (33,100)   (30,100)    (28,200)
Net cash provided by (used in)
 financing activities            (55,100)    68,000     (27,100)
Translation adjustment              (200)     4,300      (1,300)
Cash and cash equivalents:
Increase(decrease) during the
 year                              2,900    (41,300)     24,200
Balance at January 1,             34,500     75,800      51,600
Balance at December 31,         $ 37,400  $  34,500   $  75,800

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     C. R. BARD, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

C. R. Bard, Inc. is a leading multinational developer, manufacturer and marketer of health care products. The Company markets its products worldwide to hospitals, individual health care professionals, extended care facilities and alternate site facilities. The Company holds strong positions in cardiovascular, urological and surgical products.

1.  Significant Accounting Policies

Consolidation The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and necessarily include amounts based on judgments and estimates made by management.

Income Per Share The computations of income per share are based on the weighted average number of shares outstanding: 56,730,542 in 1995, 56,460,762 in 1994 and 56,692,267 in 1993. The effect of outstanding stock options and stock awards is not material and has been excluded from the computations.

Inventories Inventories are stated at the lower of cost or market. Substantially all domestic inventories are accounted for using the LIFO method of determining costs. All other inventories are accounted for using the FIFO method. Inventories valued under the LIFO method were $140,000,000 in 1995, $138,000,000 in 1994 and
$127,000,000 in 1993; under the FIFO method such inventories would have been higher by $15,700,000, $13,300,000 and $15,800,000, respectively. The following is a summary of inventories at December 31:

(Thousands of dollars)            1995      1994
Finished goods                  $130,700  $116,000
Work in process                   72,600    60,100
Raw materials                     24,900    36,300
                                $228,200  $212,400

Depreciation Property, plant and equipment are depreciated on a straight-line basis over the useful lives of the various classes of assets.

Short-term Investments Short-term investments which have a maturity of ninety days or less are considered cash equivalents and amounted to $28,100,000 and $26,800,000 as of December 31, 1995 and 1994.
Short-term investments are stated at cost which approximates their fair value.

                     C. R. BARD, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Significant Accounting Policies (continued)

Intangible Assets Goodwill is amortized using the straight-line method over periods of 15-40 years as appropriate and other intangible assets are amortized over their useful lives. The Company evaluates whether changes have occurred that would require revision of the remaining estimated useful life assigned to the intangible or render the intangible not recoverable.

As of December 31, 1995 and 1994, intangible assets include the following:

(Thousands of dollars)            1995      1994

Goodwill                        $231,900  $230,400
Other intangibles (primarily     173,500   157,300
 patents)
Less accumulated amortization    (89,900)  (68,200)

     Intangible assets, net     $315,500  $319,500

Federal Income Taxes The Company has not provided for federal income taxes on the undistributed earnings of its foreign operations (primarily in Ireland) as it is the Company's intention to permanently reinvest undistributed earnings (approximately
$229,000,000 as of December 31, 1995).

Research and Development Research and development costs are charged to operations as incurred.

New Accounting Pronouncements Effective January 1, 1996, the Company is required to adopt SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and SFAS No. 123 "Accounting for Stock-Based Compensation". The effect of adopting these standards is not expected to be significant.

2.  Acquisitions

In September 1995, the Company completed a merger with MedChem Products, Inc. (MedChem) issuing 3,192,345 shares of its common stock in exchange for all outstanding common stock of MedChem. In October 1995, the Company completed a merger with American Hydro-Surgical Instruments, Inc. (AHS) issuing 1,338,446 shares of its common stock in exchange for all outstanding common stock of AHS.

                     C. R. BARD, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Acquisitions (continued)

These mergers have been accounted for as poolings of interests and, accordingly, the Company's consolidated financial statements and related notes thereto have been restated to include the accounts and operations of MedChem and AHS for all periods presented.

The premerger results of MedChem and AHS for 1994 were net sales
$46,400,000 and net income $800,000; and for 1993 were net sales
$38,000,000 and net income $1,800,000.

In connection with the mergers, $17,700,000 of merger related costs and expenses ($13,500,000 after-tax or $.24 per share) were incurred and have been charged to expense in 1995. These one-time charges include expenses primarily related to investment bankers and professional fees, and key personnel and severance related costs.

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

3.  Income Tax Expense

Income tax expense consists of the following:

(Thousands of dollars)
                                   1995       1994        1993
Currently payable:
     Federal                    $ 23,600   $ 22,300    $ 32,600
     Foreign                       8,900      8,100       8,200
     State                         5,800      2,500       4,000
                                  38,300     32,900      44,800
Deferred:
     Federal                      (1,700)    (3,300)     (6,800)
     Foreign                         100     (1,100)       (500)
                                  (1,600)    (4,400)     (7,300)
                                $ 36,700   $ 28,500     $ 37,500

                     C. R. BARD, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Income Tax Expense (continued)

Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates, applicable to future years, to differences between the financial reporting and the tax basis of assets and liabilities. At December 31, 1995, the Company's net deferred tax asset amounted to approximately $15,000,000 which is recorded in other assets. This amount principally comprises the tax effects of the differences between tax and financial accounting treatment of employee benefits of $16,000,000 and other temporary differences offset by the effect of accelerated depreciation ($7,000,000).

The following is a reconciliation between the effective tax rates and the statutory rates:
                                  1995      1994        1993
U.S. federal statutory rate        35%       35%         35%
State income taxes net of federal
 income tax benefits                3         2           3
Operations taxed at less than
 statutory rate, primarily Ireland
 and Puerto Rico                  (11)      (10)        (11)
Legal settlement                  ---       ---           7
Other, net                          3       ---           3
Effective tax rate                 30%       27%         37%

Cash payments for income taxes were $34,100,000, $47,400,000 and $32,800,000 in 1995, 1994 and 1993, respectively.

4.  Short-Term Borrowings and Long-Term Debt

Short-term bank borrowings amounted to $66,800,000 and $197,500,000 at December 31, 1995 and 1994 respectively. The maximum amount outstanding during 1995 was approximately $215,200,000 with an average outstanding balance of $141,700,000 and an effective rate of 6.17%. Unused uncommitted lines of credit available to the Company amounted to $202,100,000 at December 31, 1995.

The following is a summary of long-term debt:
(Thousands of dollars)                      1995        1994

8.69% Unsecured notes due 1999            $ 60,000    $ 60,000
7.8% Mortgage loan                           9,100       8,400
Term loan payable to bank, interest
 at the bank's prime rate plus one-
 half of one percent, secured by
 tangible and intangible property              ---       9,000
Borrowings under lines of credit           120,000         ---
Other                                        9,400      19,100

                                           198,500      96,500
Less: amounts classified as current            100       3,100
                                          $198,400    $ 93,400

                     C. R. BARD, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Short-Term Borrowings and Long-Term Debt (continued)

In 1995, the Company entered into a Credit Agreement (The Credit Agreement) with 15 banks which provides a committed line of credit of up to $350,000,000 through June 2000 at rates slightly above LIBOR. The Company had no borrowings under The Credit Agreement at December 31, 1995. Borrowings of $120,000,000 under the Company's uncommitted lines of credit have been classified as long-term debt since the Company has both the intention and the ability, through The Credit Agreement to refinance these amounts on a long-term basis.

The Company's long-term debt agreements contain restrictions which, among other things, require the maintenance of minimum net worth and operating cash flow levels and limitations on the amounts of debt.

Under three deposit loan agreements with a bank, $55,000,000 has been borrowed at floating rates (6.52% at December 31, 1995) with maturity dates of September 1996, December 1999 and December 2002. At maturity, the loans are to be repaid through matured certificates of deposit held by the Company at the same bank.
Since the Company has the right of offset under these agreements and it is the Company's intention to present certain certificates of deposit for repayment of these loans at their maturity, these borrowings have been offset against these certificates of deposit in the accompanying consolidated balance sheets at December 31, 1995 and 1994. The related interest income has been offset against the interest expense.

The Company enters into foreign exchange contracts to help reduce the exposure to fluctuations between certain currencies. As of December 31, 1995 the contracts relate to the anticipated normal purchases by a subsidiary in Japan from a subsidiary in Ireland. At December 31, 1995, there were Irish pound contracts outstanding payable in Japanese yen equivalent to $5,800,000. Early in 1996 the Company entered into similar contracts equivalent to $15,700,000. Gains and losses which are required to be reflected on a mark-to-market basis are not significant.

As of December 31, 1995, the aggregate maturities of long-term debt were as follows: 1996-$100,000; 1997-$2,000,000; 1998-$1,200,000;
1999-$61,200,000; 2000-$121,200,000; 2001 and thereafter-
$12,700,000. The fair value of the Company's long-term debt is not significantly different from its recorded value. Interest expense in 1995, 1994 and 1993 approximated the cash outlay in each year.

                   C. R. BARD, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Commitments and Contingencies

On October 14, 1993, the Company entered into a Plea Agreement with the Department of Justice related to charges stemming from violations, primarily during the 1980's by the Company's USCI division, of the Federal Food, Drug and Cosmetic Act and other statutes. On April 5, 1994, the U.S. District Court in Boston approved the Plea Agreement. In accordance with the terms of the Agreement, a provision of $61 million was recorded in 1993.

During 1994 the Company recorded a $28.2 million pretax charge ($16.9 million charge after taxes). This charge related to the settlement of a 1992 lawsuit by the inventor of an atherectomy device and includes a provision for legal costs, and other costs related to the USCI division.

The Company is involved in two lawsuits which allege breaches of agreements where substantial amounts have been claimed. In addition, judgments have been rendered against the Company potentially aggregating as much as $9 million. The Company is presently appealing these judgments. The Company is also subject to other legal proceedings and claims involving product liability and disputes on agreements which arise in the ordinary course of business. The Company believes that these legal matters will likely be disposed of over an extended period of time and should not have a material adverse impact on the Company's financial position or results of operations.

The Company is committed under noncancelable operating leases involving certain facilities and equipment. The minimum annual rentals under the terms of these leases are as follows: 1996 - $19,500,000; 1997 - $14,000,000; 1998 - $10,000,000; 1999 -
$4,900,000; 2000 -$3,700,000; and thereafter - $3,400,000.  Total rental expense for all leases amounted to $31,600,000 in 1995, $29,300,000 in 1994 and $27,100,000 in 1993.

6.  Stock Rights

In October 1995 the Company's Board of Directors declared a dividend distribution of one Common Share Purchase Right for each outstanding share of Bard common stock. These Rights, which replace similar rights that expired in 1995, will expire in October 2005 and trade with the common stock. Such Rights are not presently exercisable and have no voting power. In the event a person acquires 20% or more, or makes a tender or exchange offer for 30% or more of Bard's common stock, the Rights detach from the common stock and become exercisable and entitle a holder to buy one share of common stock at $120.00 (adjustable to prevent dilution).

                     C. R. BARD, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Stock Rights (continued)

If, after the Rights become exercisable, Bard is acquired or merged, each Right will entitle its holder to purchase $240 market value of the surviving Company's stock for $120, based upon the current exercise price of the Rights. The Company may redeem the Rights, at its option, at $.05 per Right, prior to a public announcement that any person has acquired beneficial ownership of at least 20% of the common stock. These Rights are designed primarily to encourage anyone interested in acquiring Bard to negotiate with the Board of Directors. There are 60 million shares of common stock reserved for the rights.

7.  Shareholders' Investment

The Company has stock option, stock award and restricted stock plans under which certain directors, officers and employees are participants. At December 31, 1995, 324,726 shares were reserved for future issuance under these plans.

Under the Company's stock option plans, options have been granted to certain directors, officers and employees at prices equal to the market value of the shares at the date of grant, become exercisable in four annual installments and expire not more than 10 years after the date of grant. A summary of all option transactions follows:

                                         Number       Option
                                           Of       Price Range
                                         Shares      Per Share
Options outstanding,
 December 31, 1992                      2,694,635   $ 5.63-50.01
Granted                                   673,953    22.71-36.91
Exercised                                (194,880)    5.63-26.88
Cancelled                                (111,388)     ---   ---

Options outstanding,
 December 31, 1993                      3,062,320     5.63-44.20
Granted                                 1,065,885    16.63-29.44
Exercised                                (225,855)    5.63-26.88
Cancelled                                (261,088)     ---   ---

Options outstanding,
 December 31, 1994                      3,641,262     7.89-44.20
Granted                                   852,795    17.03-30.44
Exercised                                (563,444)    8.92-27.56
Cancelled                                (175,269)     ---   ---

Options outstanding,
December 31, 1995                       3,755,344   $ 7.89-44.20
(2,038,844 exercisable)

                    C. R. BARD, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Shareholder's Investment (continued)

These option transactions have been restated to include the equivalent options (at prices ranging from $7.89 to $50.01) held by officers, directors and employees of MedChem prior to the merger.

Under the Company's stock award plans for key employees and directors, shares are granted at no cost to the recipients and distributed in three separate installments. During 1995 awards for 25,992 shares (net of cancellations) were granted and 31,730 shares were issued. Awards are charged to income over the vesting period. At December 31, 1995, 30,249 awarded shares (aggregate market price at date of grant $827,000) have not been issued.

Under the Company's restricted stock plan, which was established in 1993, common stock may be granted at no cost to certain officers and key employees. Shares are issued to the participants at the date of grant entitling the participants to cash dividends and the right to vote their respective shares. Restrictions limit the sale or transfer of these shares during a five year period from the grant date. Upon issuance of stock under the plan, unearned compensation ($4,300,000 at December 31, 1995) equivalent to the market value of the stock at the date of grant is reflected in Shareholders' Investment and subsequently amortized to expense over the five year restriction period. During 1995, 92,690 restricted shares were granted, net of forfeitures.

Additions to capital in excess of par value of $12,300,000 in 1995 and $5,500,000 in 1994 relates to shares issued under these plans in excess of the related par value of the shares.

For shares purchased by the Company, common stock is charged for the par value of the shares retired and retained earnings is charged for the excess of the cost over the par value of shares retired.

Cumulative foreign currency translation included in Other
Shareholders' Investment amounted to $12,400,000 at December 31,
1995, and increased by $6,600,000 during the year.

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

                     C. R. BARD, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Postretirement Benefits (continued)

The Company also has a supplemental defined contribution plan for certain officers and key employees and a savings plan for substantially all domestic employees. Individual participant accounts under the supplemental plan are credited annually based upon a percentage of compensation. The amounts charged to income for these plans amounted to $12,800,000 in 1995, $13,600,000 in 1994 and $11,400,000 in 1993.

The following table sets forth the funded status of the defined benefit pension plans as of September 30, 1995 and 1994 and amounts recognized in the Company's consolidated balance sheets at December 31, 1995 and 1994:

(Thousands of dollars)
                                            1995        1994
Actuarial present value of accumulated
  benefit obligation, including vested
  benefits of $68,000 in 1995 and $66,800
  in 1994                                 $ 76,400    $ 74,700
Plan assets at fair value, primarily
  investment securities                   $ 77,300    $ 73,400

Less:  Actuarial present value of
  projected benefit obligation for
  service rendered to date                  92,500      91,200
Projected benefit obligation in excess
  of plan assets                           (15,200)    (17,800)

Unrecognized loss                            6,400       8,300
Unrecognized prior service cost              7,600       7,000
Unrecognized net asset at transition
  amortized over 12 years                   (3,400)     (5,300)
Accrued pension cost included in other
  liabilities                             $ (4,600)   $ (7,800)

Pension costs related to the defined benefit pension plans for the years ended December 31, 1995, 1994 and 1993 are as follows:

(Thousands of dollars)              1995       1994       1993
Net pension cost includes:
  Service cost                    $  6,800   $  8,000   $ 6,300
  Interest cost                      6,700      6,700     5,800
  Actual return on plan
   assets                          (12,800)    (2,600)   (8,200)
  Net amortization and deferral      6,000     (3,500)    2,100

Net pension cost                  $  6,700   $  8,600   $ 6,000

                    C. R. BARD, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Postretirement Benefits (continued)

The range of assumed discount rates used was 6% to 8.5% with the rate on domestic plans at 7.75% in 1995. The rate of increase in future salary levels ranged from 4% to 6.5% in determining the projected benefit obligation. The expected long-term rate of return on assets used in determining net pension cost ranged from 8.5% to 9.0%.

The Company also provides postretirement health care benefits and life insurance coverage to a limited number of employees at a subsidiary. The health care benefits include cost-sharing features based on years of service for future retirees.

Effective January 1, 1993, the Company adopted the provisions of SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS 106 requires the Company to recognize expense as employees earn postretirement benefits, rather than on the cash basis as paid. The Company elected to recognize the accumulated postretirement benefit obligation as a cumulative catch-up adjustment in the first quarter of 1993. This resulted in a one-time charge of approximately $10,000,000 pretax or $6,100,000 net of taxes. The amounts charged to income for this plan were approximately $800,000 in 1995 and 1994 ($100,000 of service cost and $700,000 of interest cost) and $850,000 in 1993.

Actuarial assumptions included a discount rate of 7.75%. Health care cost trends have been projected at annual rates beginning at 12% for 1995 decreasing gradually down to 6% in 2001 and later years. The effect of a 1% annual increase in these assumed cost trend rates would increase the accumulated postretirement benefit obligation at December 31, 1995, by $800,000 and postretirement benefit cost by $100,000.

9.  Other Income(Expense), Net

Other income(expense), net in the Statements of Consolidated Income is summarized as follows:

(Thousands of dollars)
                                    1995       1994       1993

Interest income                   $ 3,400   $  4,600   $  4,600
Foreign exchange gains              3,300        400      1,700
Legal fees and settlements
 (Note 5)                             ---    (28,200)   (61,000)
Gain on sale of assets                ---        ---     48,600
Other, net                          1,100     (9,400)   (12,000)

     Total                        $ 7,800   $(32,600)  $(18,100)

                    C. R. BARD, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Segment Information

The Company is engaged in the design, manufacture, packaging, distribution and sale of medical, surgical, diagnostic and patient care devices. Hospitals, physicians and nursing homes purchase approximately 90% of the Company's products, most of which are used once and discarded. Information pertaining to domestic and foreign operations as of December 31, 1995, 1994 and 1993 and for the years then ended is given below.

                    United               Elimi-       Consoli-
(000's of dollars)  States    Foreign    nations       dated
1995
Sales:
  Trade            $749,000   $353,500  $     ---     $1,102,500
  Export             35,300        ---        ---         35,300
  Intersegment       95,800     10,400   (106,200)           ---
    Total          $880,100   $363,900  $(106,200)    $1,137,800
Operating income   $102,800   $ 66,600  $ (29,500)(a) $  139,900
Identifiable assets:
December 31, 1995  $747,000   $344,000  $     ---     $1,091,000

(a)  Includes nonrecurring acquisition costs of $17,700

1994
Sales:
  Trade            $751,500   $283,500  $     ---     $1,035,000
  Export             29,600        ---        ---         29,600
  Intersegment       97,700      4,400   (102,100)           ---
    Total          $878,800   $287,900  $(102,100)    $1,064,600
Operating income   $106,700   $ 59,000  $ (12,700)    $  153,000
Identifiable assets:
December 31, 1994  $734,000   $309,100  $     ---     $1,043,100

1993
Sales:
  Trade            $720,900   $259,900  $     ---     $  980,800
  Export             28,000        ---        ---         28,000
  Intersegment       75,700      1,600    (77,300)           ---
    Total          $824,600   $261,500  $ (77,300)    $1,008,800
Operating income   $ 86,900   $ 55,200  $ (10,100)    $  132,000
Identifiable assets:
December 31, 1993  $683,000   $198,400  $     ---     $  881,400


                     C. R. BARD, INC. AND SUBSIDIARIES
Supplementary Financial Data
                       QUARTERLY FINANCIAL DATA
(Thousands of dollars except per share amounts)
                                     1995
                   1st      2nd      3rd       4th         Year
Net sales        $278,100 $291,100 $277,600  $291,000  $1,137,800
Cost of goods
 sold             134,200  140,600  134,200   141,000     550,000
Operating
 Income            39,700   40,900   24,800    34,500     139,900
Income before
 taxes             35,400   35,900   21,200    31,000     123,500
Net income         24,900   25,000   14,100    22,800      86,800

Per share
 information:
Net income       $    .44 $    .44 $    .25  $    .40  $     1.53
Dividends        $    .15 $    .15 $    .16  $    .16  $      .62

Note: The third quarter results include a $12,500 charge ($9,900 after-tax charge or 18 cents per share) for costs associated with the merger of MedChem Products, Inc. The fourth quarter results include a $5,200 charge ($3,600 after-tax charge or 6 cents per share) for costs associated with the merger of American Hydro-Surgical Instruments, Inc.

                                       1994
                   1st      2nd      3rd       4th         Year
Net sales        $258,000 $267,800 $263,900  $274,900  $1,064,600
Cost of goods
 sold             125,000  128,300  127,100   133,100     513,500
Operating
 income            37,400   39,300   37,900    38,400     153,000
Income before
 taxes             33,500   34,600   33,200     2,800     104,100

Net income         22,900   24,000   23,300     5,400      75,600

Per share
 information:
Net income       $    .41 $    .42 $    .41  $    .10  $     1.34
Dividends        $    .14 $    .14 $    .15  $    .15  $      .58

Note: Reflected in the fourth quarter of 1994 is a pretax charge of $28,200 ($16,900 or 30 cents per share charge after taxes) for the settlement of a lawsuit and for other costs related to the USCI division which affected the fourth quarter tax provision.

                     C. R. BARD, INC. AND SUBSIDIARIES

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

          Not applicable.

                     C. R. BARD, INC. AND SUBSIDIARIES

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors of the Registrant

Information with respect to Directors of the Company is incorporated herein by reference to the material contained under the heading "Proposal No. 1 - Election of Directors" appearing on pages 1 through 4 of the Company's definitive Proxy Statement dated March 8, 1996.

Executive Officers of the Registrant

Information with respect to Executive Officers of the Registrant are on pages I-8 through I-10 of this filing.

Item 11.  Executive Compensation

The information contained under the caption "Executive
Compensation" appearing on Pages 6 through 15 of the Company's definitive Proxy Statement dated March 8, 1996 is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

The information contained under the captions "Securities Ownership of Certain Beneficial Owners" and "Securities Ownership of
Management" on pages 4 and 5 of the Company's definitive Proxy
Statement dated March 8, 1996 is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information contained under the caption "Compensation of Outside Directors - Related Transactions" on page 12 of the
Company's definitive Proxy Statement dated March 8, 1996 is incorporated herein by reference.

                                   III-1

                     C. R. BARD, INC. AND SUBSIDIARIES
                                  PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K

(a)  l. Financial Statements and Supplementary Data

     Included in Part II Item 8 of this report:

     Page
     II- 9  Report of Independent Public Accountants.

     II-10  Statements of Consolidated Income and Statements of
            Consolidated Retained Earnings for the three years ended December 31, 1995.

     II-11  Consolidated Balance Sheets at December 31, 1995 and
            1994.

     II-12 Consolidated Statements of Cash Flows for the three years ended December 31, 1995.

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

     4  Rights Agreement dated as of October 11, 1995 between
        C. R. Bard, Inc. and First Chicago Trust Company of New York as Rights Agent, filed as Exhibit 1 on Form 8-A is incorporated herein by reference.

                     C. R. BARD, INC. AND SUBSIDIARIES

  10 Plea Agreement with attachments and Civil Settlement Agreement between United States of America and C. R. Bard, Inc. dated October 14, 1993, filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-6926 is incorporated herein by reference.

  10a*  Benson  F.  Smith  Severance Agreement dated as of
        June 29, 1994 filed as Exhibit 10a to the 1994 Annual
        Report on Form 10-K is incorporated herein by reference.

  10b* William H. Longfield Severance Agreement as amended dated as of July 13, 1994 filed as Exhibit 10b to the 1994 Annual Report on Form 10-K is incorporated herein by reference.

  10c* William C. Bopp Severance Agreement as amended dated as of August 31, 1994 filed as Exhibit 10c to the 1994
        Annual Report on Form 10-K is incorporated herein by reference.

  10d*  Hope Greenfield Severance Agreement dated as of March
        6, 1996. (p.IV-7).

  10e* Richard A. Flink Severance Agreement as amended dated as of July 22, 1994 filed as Exhibit 10a to the 1994
        Annual Report on Form 10-K is incorporated herein by reference.

  10f* E. Robert Ernest Severance Agreement as amended dated as of July 19, 1994 filed as Exhibit 10f to the 1994
        Annual Report on Form 10-K is incorporated herein by reference.

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

  10l*  Retirement Plan for Outside Directors of C. R. Bard,
        Inc., filed as Exhibit 10l to the Company's 1993
        Annual Report on Form 10-K is incorporated herein by reference.

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

                     C. R. BARD, INC. AND SUBSIDIARIES

  10u* 1993 Long Term Incentive Plan, filed as Exhibit 10u to the Company's 1993 Annual Report on Form 10-K is incorporated herein by reference.

  10v*      Earle  L.  Parker  Severance Agreement dated as of
            June 29, 1994 filed as Exhibit 10v to the Company's
            1994 Annual Report on Form 10-K is incorporated herein by reference.

  10w*      John  H.  Weiland  Severance  Agreement  dated  as  of
            March 11, 1996.  (p.IV-21).

  10x*      William T. Tumber Severance Agreement dated as of
            March 13, 1996.  (p.IV-35).

  10y*      Timothy M. Ring Severance Agreement dated as of March
            12, 1996. (p.IV-49).

  21    Parents and subsidiaries of registrant. (p. IV-63).

  23 Arthur Andersen LLP consent to the incorporation by reference of their report on Form 10-K into previously filed Forms S-8. (P.IV-65).

  27    Financial data schedule

  99 Indemnity agreement between the Company and each of its directors and officers, filed as Exhibit 99 to the Company's 1993 Annual Report on Form 10-K is incorporated herein by reference.

  * Each of these exhibits listed under the number 10 constitutes a management contract or a compensatory plan or arrangement.

  All other exhibits are not applicable.

(b) Reports on Form 8-K

  The Registrant filed a Current Report on Form 8-K dated October 12, 1995 announcing that on October 11, 1995, the Board of Directors declared a dividend of one common share purchase right on each outstanding share of Company common stock.

  The Registrant filed a Current Report on Form 8-K dated October 17, 1995 announcing a complaint filed by a medical device manufacturer in state court in California alleging breach of contract, fraud and misrepresentation by the Company in connection with its performance under a development, supply and license agreement.

  The Registrant filed a Current Report on Form 8-K dated December 15, 1995 announcing the completion of a stock-for-stock merger with American Hydro-Surgical Instruments, Inc. and certain post-merger financial results.

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

Date:  March 14, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signatures               Title                  Date



William H. Longfield /s/ Chairman and               March 14,1996
William H. Longfield     Chief Executive Officer
                         and Director
                         (Principal Executive
                         Officer)


William C. Bopp  /s/     Executive Vice President   March 14, 1996
William C. Bopp          and Chief Financial
                         Officer and Director
                         (Principal Financial
                         Officer)


Charles P. Grom /s/      Vice President and         March 14, 1996
Charles P. Grom          Controller
                         (Principal Accounting
                         Officer)


Benson F. Smith /s/      President and              March 14, 1996
Benson F. Smith          Chief Operating
                         Officer and Director

              C. R. BARD, INC. AND SUBSIDIARIES



     Signatures                  Title         Date

Joseph F. Abely, Jr.    /s/   Director      March 15, 1996
Joseph F. Abely, Jr.



William T. Butler, M.D. /s/   Director      March 15, 1996
William T. Butler, M.D.



Raymond B. Carey, Jr.   /s/   Director      March 15, 1996
Raymond B. Carey, Jr.



Daniel A. Cronin, Jr.    /s/  Director      March 22, 1996
Daniel A. Cronin, Jr.



T. Kevin Dunnigan      /s/    Director      March 15, 1996
T. Kevin Dunnigan



Regina E. Herzlinger   /s/    Director      March 15, 1996
Regina E. Herzlinger



Robert P. Luciano    /s/      Director      March 15, 1996
Robert P. Luciano



Robert H. McCaffrey    /s/    Director      March 14, 1996
Robert H. McCaffrey