Form 10-Q
period 1996-03-31
BARD C R INC /NJ/
filed 1996-05-01
CIK 9892

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended March 31, 1996

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

                 Yes   X           No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                     Outstanding at April 29, 1996

Common Stock - $.25 par value                   57,110,130

                     C. R. BARD, INC. AND SUBSIDIARIES

                                   INDEX

                                            Page No.

PART I - FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets -
March 31, 1996 and December 31, 1995           1

Condensed Statements of Consolidated Income
and Retained Earnings For The Three Months
Ended March 31, 1996 and 1995                  2

Condensed Consolidated Statements of Cash
Flows For The Three Months Ended
March 31, 1996 and 1995                        3

Notes to Consolidated Financial Statements     4

Management's Discussion and Analysis of
Financial Condition and Results of
Operations                                     5

PART II - OTHER INFORMATION                    6

                     C. R. BARD, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (thousands of dollars)
                                        March 31,   December 31,
                                          1996          1995
                                       (Unaudited)
ASSETS
Current Assets:
  Cash and short-term investments      $   45,800     $  51,300
  Accounts receivable, net                226,400       215,700
  Inventories                             241,000       228,200
  Other current assets                      7,800         8,700
    Total current assets                  521,000       503,900
Property, plant and equipment, net        213,100       214,200
Intangible assets, net of amortization    314,000       315,500

Other assets                               72,500        57,400
                                       $1,120,600    $1,091,000

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
  Short-term borrowings and current
    maturities of long-term debt       $  102,600     $  66,900
  Accounts payable                         42,000        62,700
  Accrued expenses                        147,900       131,400
  Federal and foreign income taxes          6,900        12,300
    Total current liabilities             299,400       273,300
Long-term debt                            198,200       198,400
Other long-term liabilities                45,800        54,700
Shareholders' Investment
  Preferred stock, $1 par value,
   authorized 5,000,000 shares;
   none issued                                ---           ---
  Common stock, $.25 par value,
   authorized 300,000,000 shares;
   issued and outstanding 57,214,134
   shares and 57,100,598 shares            14,300        14,300
  Capital in excess of par value           70,200        63,300
  Retained earnings                       487,300       478,900
  Other                                     5,400         8,100
                                          577,200       564,600
                                       $1,120,600    $1,091,000

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                     C. R. BARD, INC. AND SUBSIDIARIES

     CONDENSED STATEMENTS OF CONSOLIDATED INCOME AND RETAINED EARNINGS
                   (thousands except per share amounts)
                                (Unaudited)
                                       For The Three Months Ended
                                                 March 31,
                                          1996          1995

Net sales                               $289,200      $278,100

Costs and expenses:
  Cost of goods sold                     140,600       134,200
  Marketing, selling and administrative   86,400        85,000
  Research and development expense        19,300        19,200
  Interest expense                         6,000         6,000
  Other(income)expense, net               26,300        (1,700)

Total costs and expenses                 278,600       242,700

Income before taxes                       10,600        35,400

  Provision (benefit) for income taxes   (16,500)       10,500

Net income                                27,100        24,900

Retained earnings, beginning of period   478,900       427,300

  Treasury stock retired                  (9,600)       (1,600)

  Cash dividends                          (9,100)       (7,800)

Retained earnings, end of period        $487,300      $442,800

Weighted average shares outstanding       56,903        56,458

Net income per share                    $    .48      $    .44

Cash dividends per share                $    .16      $    .15

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     C. R. BARD, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (thousands of dollars)
                                (Unaudited)
                                       For The Three Months Ended
                                                March 31,
                                         1996            1995
Cash flows from operating activities:

     Net income                        $ 27,100       $ 24,900

     Noncash items and other             (5,700)       (12,600)

                                         21,400         12,300

Cash flows from investing activities:

     Capital expenditures                (8,100)        (4,900)

     Other long-term investments, net   (37,700)        (1,200)

                                        (45,800)        (6,100)

Cash flows from financing activities:

     Purchase of common stock            (9,700)        (1,600)

     Dividends paid                      (9,100)        (7,800)

     Other financing activities          42,500          6,800

                                         23,700         (2,600)


Cash and cash equivalents:

Increase (decrease) during the period      (700)         3,600


Balance at January 1,                    37,400         34,500


Balance at March 31,                   $ 36,700       $ 38,100

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     C. R. BARD, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The financial statements contained in this filing have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and have not been audited, however, the Company believes that it has included all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the results of operations for these periods. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements, as filed by the Company in the 1995 Annual Report on Form 10-K.

The Company applies APB Opinion No. 25 "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock plans. Accordingly, no compensation expense has been recognized for the stock-based compensation plans other than for restricted stock and performance-based awards.

In March 1996 the Company received additional royalty payments under a license pertaining to the Company's angioplasty catheter balloon technology based upon a favorable judgment regarding the appropriate royalty rate. As a result "other income" includes approximately $9,900,000 in payments received on sales of these products for prior periods.

Based upon a recently completed worldwide tax review, the Company has determined that approximately $15,000,000 in tax reserves are no longer required and have been reversed against the tax provision for the quarter ended March 31, 1996.

The Company has reorganized its global cardiology business and plans to introduce an entirely new line of guidewire products during 1996. As a result, the Company has reviewed the assets associated with its cardiology business and has recorded a $31,000,000 ($16,800,000 net of tax) write down of assets related to its guidewire technology in accordance with the requirements of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". In addition, the Company has recorded miscellaneous charges amounting to $6,000,000 primarily related to legal settlements.

Excluding the effect of these unusual items, pretax income for the quarter ended March 31, 1996 would have been $37,700,000 with a related tax provision of $11,100,000 resulting in a net income of $26,600,000 or 47 cents per share.

                     C. R. BARD, INC. AND SUBSIDIARIES

Included in the balance sheet caption "Cash and short-term investments" are short-term investments which have maturities greater than ninety days and amounted to $9,100,000 at March 31, 1996. These investments have not been treated as cash and cash equivalents for cash flow presentation purposes.

During the first quarter of 1996, the Company spent $31,000,000 for the acquisition of St. Jude Medical's Cardiac Assist division, a manufacturer of intra-aortic balloon catheters, and a majority interest in X-Trode S.r.l., an Italian coronary stent manufacturer.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS

Consolidated net sales for the first quarter of 1996 of $289,200,000 was an increase of 4 percent over the first quarter 1995 sales of $278,100,000. Strong sales of angioplasty balloons in international regions as well as increases in angiography and radiology products contributed to the 6 percent increase in cardiovascular products. Strong Foley catheter sales during the quarter contributed to the 7 percent increase in urological products. Surgical sales were flat mainly as a result of competitive pricing pressures.

PRODUCT GROUP SUMMARY OF NET SALES
(in thousands)
                              For the Three Months Ended March 31,
                                                      Percent
                                    1996      1995    Change
Cardiovascular                    $ 96,500  $ 90,900     6
Urological                          84,200    78,800     7
Surgical                           108,500   108,400     -

Net sales                         $289,200  $278,100     4

U.S. sales were $193,700,000 for the first quarter of 1996, an increase of 2 percent against the first quarter of 1995. Pricing pressures in the United States have decreased prices by 3 percent.

International sales were $95,500,000 for the first quarter of 1996 representing an 8 percent increase. Currency translation contributed 1 percent of the increase to international sales for the quarter.

The gross profit margin declined slightly from 51.7 percent to 51.4 percent for the three months ended March 31, 1995 and 1996, respectively, mainly as a result of pricing pressures.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (continued)

In March 1996 the Company received additional royalty payments pertaining to it's angioplasty catheter balloon technology. As a result "other income" includes approximately $9,900,000 in payments received on sales of these products for prior periods. Also included in the quarter are the reversal of tax reserves of $15,000,000, the writedown of assets of $31,000,000 ($16,800,000 net of tax) related to guidewire technology as well as several other miscellaneous charges. Excluding the effect of these unusual items, pretax income for the quarter ended March 31, 1996 would have been $37,700,000 with a related tax provision of $11,100,000 resulting in a net income of $26,600,000 or 47 cents per share.

Net income of $27,100,000 and earnings per share of 48 cents for the quarter ended March 31, 1996 were increases of 9 percent compared with the first quarter of 1995.

During the first three months of 1996 and 1995, the Company acquired 274,500 and 59,500, respectively, of its common shares which were retired.

During the first quarter of 1996, the Company spent $31,000,000 on the acquisition of new businesses as discussed in the footnotes.
Short-term borrowings were used to finance these transactions.

Other shareholders' investment consisted of translation adjustment of $9,200,000 offset by $3,800,000 of unearned restricted stock at March 31, 1996 and translation adjustment of $12,400,000 offset by $4,300,000 of unearned restricted stock at December 31, 1995.

PART II - OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders.

(a) The registrant held its Annual Meeting of Shareholders on April 17, 1996.

                C. R. BARD, INC. AND SUBSIDIARIES

Item 4.     Submission of Matters to a Vote of Security Holders.
(continued)

(b) Proxies for the meeting were solicited pursuant to Regulation 14; there was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement and all such nominees were elected. The results of voting for the three Class III directors elected for a term of three years to serve until the 1999 Annual Meeting were as follow: T. Kevin Dunnigan, For - 49,051,884 Authority Withheld - 1,101,322; Regina E. Herzlinger, For - 49,044,946 Authority Withheld - 1,108,260; and William H. Longfield, For - 49,035,761 Authority Withheld - 1,117,445; and the additional Class I director elected for a term of one year was as follow: William C. Bopp, For - 49,056,459 Authority Withheld - 1,096,747.

(c) Briefly described below is each other matter voted upon at the Annual Meeting and the number of affirmative votes, negative votes and abstentions and broker nonvotes with respect to each matter.

       (i)    Approval of the amendment to the Company's Restated
              Certificate of Incorporation which will reduce the maximum number of directors of the Company

              For                           49,773,228
              Against                          202,479
              Abstain and Broker Nonvotes      177,499

       (ii) Approval of an amendment to the Company's 1993 Long
            Term Incentive Plan to increase the number of shares of Common Stock available for grant thereunder and amend other provisions.

              For                           41,404,192
              Against                        8,352,279
              Abstain and Broker Nonvotes      396,735

       (iii)  Ratification of the appointment of Arthur Andersen
              LLP as independent public accountants for the year
              1996.

              For                           49,916,159
              Against                          105,732
              Abstain and Broker Nonvotes      131,315

                  C. R. BARD, INC. AND SUBSIDIARIES

Item 4.     Submission of Matters to a Vote of Security Holders.
(continued)

       (iv) Shareholder proposal relating to annual election of directors.

              For                           20,327,648
              Against                       24,880,414
              Abstain and Broker Nonvotes      463,140

       (v) Shareholder proposal relating to compensation of non-employee directors.

              For                            9,394,062
              Against                       35,823,287
              Abstain and Broker Nonvotes      453,853

Item 6.     Exhibits and Reports on Form 8-K

(a)    Exhibit 27 - Financial Data Schedule

(b) There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 1996.

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

DATE:  May 1, 1996
                                   - 8 -