Form 10-Q
period 1996-06-30
BARD C R INC /NJ/
filed 1996-08-07
CIK 9892

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the quarter ended June 30, 1996

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

                                       Yes     X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                    Outstanding at July 31, 1996

Common Stock - $.25 par value                  56,969,655

                C. R. BARD, INC. AND SUBSIDIARIES

                              INDEX

                                                    Page No.

PART I - FINANCIAL INFORMATION

 Condensed Consolidated Balance Sheets -
 June 30, 1996 and December 31, 1995                   1

 Condensed Statements of Consolidated Income
 and Retained Earnings For The Quarter and
 Six Months Ended June 30, 1996 and 1995               2

 Condensed Consolidated Statements of Cash Flows
 For The Six Months Ended June 30, 1996 and 1995       3

 Notes to Consolidated Financial Statements            4

 Management's Discussion and Analysis of Financial
 Condition and Results of Operations                   4

PART II - OTHER INFORMATION                            6

                C. R. BARD, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                      (thousands of dollars)
                                         June 30,   December 31,
                                           1996         1995
                                        (Unaudited)
ASSETS
Current Assets:
  Cash and short-term investments       $   64,500    $   51,300
  Accounts receivable, net                 232,400       215,700
  Inventories                              245,600       228,200
  Other current assets                       9,500         8,700
    Total current assets                   552,000       503,900

Property, plant and equipment, net         214,400       214,200

Intangible assets, net of amortization     308,300       315,500

Other assets                                75,100        57,400
                                        $1,149,800    $1,091,000

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
  Short-term borrowings and current
    maturities of long-term debt        $  159,100    $   66,900
  Accounts payable                          35,700        62,700
  Accrued expenses                         129,300       131,400
  Federal and foreign income taxes           3,900        12,300
    Total current liabilities              328,000       273,300
Long-term debt                             194,800       198,400
Other long-term liabilities                 43,100        54,700

Shareholders' Investment:
  Preferred stock, $1 par value,
    authorized 5,000,000 shares;
    none issued                                ---         ---
  Common stock, $.25 par value,
    authorized 300,000,000 shares;
    issued and outstanding 57,000,165
    shares and 57,100,598 shares            14,300        14,300
  Capital in excess of par value            72,300        63,300
  Retained earnings                        494,900       478,900
  Other                                      2,400         8,100
                                           583,900       564,600
                                        $1,149,800    $1,091,000

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                C. R. BARD, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME AND RETAINED EARNINGS
               (thousands except per share amounts)
                           (Unaudited)
                       For Quarter Ended   For Six Months Ended
                            June 30,            June 30,
                         1996      1995      1996       1995
Net sales              $295,200  $291,100  $584,400   $569,200
Costs and expenses:
 Cost of goods sold     143,300   140,600   283,900    274,800
 Marketing, selling
  and administrative     90,000    89,800   176,400    174,800
 Research & development   19,800   19,800    39,100     39,000
 Interest expense         6,100     6,500    12,100     12,500
 Other(income)expense,
  net                    (3,000)   (1,500)   23,300     (3,200)

Total costs and
 expenses               256,200   255,200   534,800    497,900

Income before taxes      39,000    35,900    49,600     71,300
Provision(benefit)
 for income taxes        11,500    10,900    (5,000)    21,400

Net income               27,500    25,000    54,600     49,900

Retained earnings,
 beginning of period    487,300   442,800   478,900    427,300

 Treasury stock
  retired               (10,800)     (400)  (20,300)    (2,000)

 Cash dividends          (9,100)   (7,900)  (18,300)   (15,700)

Retained earnings, end
 of period             $494,900  $459,500  $494,900   $459,500
Weighted average shares
  outstanding                                57,009     56,525
Net income per share   $    .48  $    .44  $    .96   $    .88
Cash dividends per
  share                $    .16  $    .14  $    .32   $    .28

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                C. R. BARD, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (thousands of dollars)
                           (Unaudited)
                                         For The Six Months Ended
                                                 June 30,
                                           1996           1995
Cash flows from operating activities:
    Net income                           $ 54,600       $ 49,900

    Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Depreciation and amortization       31,100         27,600
       Other non-cash items                 1,000          1,800

    Changes in assets and liabilities:
       Current assets                     (27,900)       (41,200)
       Current liabilities                (37,500)          (900)
       Other                                1,900        (22,400)
                                           23,200         14,800
Cash flows from investing activities:
    Capital expenditures                  (17,900)       (12,200)
    Other long-term investments, net      (44,000)       (10,500)
                                          (61,900)       (22,700)
Cash flows from financing activities:
    Purchase of common stock              (20,500)        (2,000)
    Dividends paid                        (18,300)       (15,700)
    Short-term borrowings and other       101,300        (89,400)
    Long-term borrowings                   (3,600)       123,100
                                           58,900         16,000
Net increase in cash and cash
 equivalents                               20,200          8,100

Cash and cash equivalents
 at January 1,                             37,400         34,500

Cash and cash equivalents
 at June 30,                             $ 57,600       $ 42,600

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                C. R. BARD, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The financial statements contained in this filing have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and have not been audited, however, the Company believes that it has included all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the results of operations for these periods. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements as filed by the Company in the 1995 Annual Report on Form 10-K.

The Company applies APB Opinion No. 25 "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock plans. No compensation expense has been recognized for the stock-based compensation plans other than for restricted stock and performance-based awards.

Included in the balance sheet caption "Cash and short-term investments" are short-term investments which have maturities greater than ninety days and amounted to $6,900,000 at June 30, 1996. These investments have not been treated as cash and cash equivalents for cash flow presentation purposes.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS
Consolidated net sales for the second quarter of 1996 of $295,200,000 was an increase of 1 percent over the second quarter 1995 sales of $291,100,000. Sales for the first six months of 1996 of $584,400,000 increased 3 percent over the $569,200,000 for the same period last year. Sales in the U.S. for the second quarter of 1996 were $190,800,000, an increase of 1 percent from 1995, while international sales were up 2 percent against last year. The impact of a strengthening dollar in the second quarter decreased sales outside the U.S. by 5 percent. For the first six months of 1996, U.S. sales totaled $384,500,000, up 2 percent, while international sales increased 4 percent to $199,900,000. Currency translation for the first half of 1996 decreased worldwide sales by approximately 1 percent.

               C. R. BARD, INC. AND SUBSIDIARIES

PRODUCT GROUP SUMMARY OF NET SALES
(in thousands)

                Quarter Ended June 30,  Six Months Ended June 30,
                                 Percent                  Percent
                 1996     1995   Change   1996     1995   Change

Cardiovascular $101,500 $ 98,100    3   $198,000 $189,000    5
Urological       85,600   79,500    8    169,800  158,300    7
Surgical        108,100  113,500   (5)   216,600  221,900   (2)

Net Sales      $295,200 $291,100    1   $584,400 $569,200    3

Cardiovascular sales grew at a slower rate in the second quarter as the Company awaited several key product approvals. Strong Foley catheter sales during the quarter contributed to the 8 percent increase in urological products. Surgical sales were lower for the quarter due to the divestiture of a product line in December 1995 in addition to overall pricing pressure.

The gross profit of 51.5 percent for the quarter and 51.4 percent for the six month period in 1996 was slightly lower than in 1995 due to competitive pricing pressure. Worldwide pricing pressure has decreased sales by approximately 2 percent for the first six months of 1996.

In addition to recurring items such as foreign exchange and interest income,other income in the second quarter included a one time credit of $2,500,000 related to the elimination of a contractual arrangement for which a previous accrual had been made. During the first quarter, the Company received additional royalty payments pertaining to its angioplasty catheter balloon technology. As a result first quarter other income included approximately $9,900,000 in payments received on sales of these products for prior periods. Also included in the first quarter are the reversal of tax reserves of $15,000,000, the writedown of assets of $31,000,000 ($16,800,000 net of tax) related to guidewire technology as well as several other miscellaneous charges.

Second quarter consolidated net income of $27,500,000 increased 10 percent from the $25,000,000 second quarter results of last year. Net income for the six months of 1996 of $54,600,000 reflected an increase of 9 percent from the $49,900,000 for the same period last year. Net income per share for the second quarter of 1996 of $.48 increased 9 percent over the $.44 earned in the prior year's second quarter.

               C. R. BARD, INC. AND SUBSIDIARIES

Total borrowing increased from $265,300,000 at December 31, 1995 to $353,900,000 at June 30, 1996. The increase is due to previously reported acquisitions and working capital requirements. In June
1996, the Company filed a $200,000,000 shelf registration with the Securities and Exchange Commission for the future issuance of long-term debt.

During the first six months of 1996 and 1995, the Company acquired 593,900 and 75,000, respectively, of its common shares which were retired.

Other shareholders' investment consisted of cumulative translation adjustment credits of $6,200,000 offset by $3,800,000 of unearned restricted stock at June 30, 1996 and cumulative translation adjustment credits of $12,400,000 offset by $4,300,000 of unearned restricted stock at December 31, 1995.

PART II - OTHER INFORMATION

Item 5.   Other Information

          In a news release dated August 5, 1996, the Company announced that it had agreed to acquire Impra, Inc. Such news release is incorporated by reference and is attached hereinto as Exhibit 99.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 12.1 - Computation of Ratio of Earnings to Fixed
         Charges

    (b)  Exhibit 27 - Financial Data Schedule

    (c)  Exhibit 99 - News Release - Bard Announces Agreement To
         Acquire Impra

    (d) There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 1996.

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

Date:  August 7, 1996