Form 10-Q
period 1996-09-30
BARD C R INC /NJ/
filed 1996-11-15
CIK 9892

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

             For the quarter ended September 30, 1996
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

                                    Yes    X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                 Outstanding at October 31, 1996

Common Stock - $.25 par value                57,027,709

                C. R. BARD, INC. AND SUBSIDIARIES

                              INDEX

                                             Page No.

PART I - FINANCIAL INFORMATION

Consolidated Balance Sheets - September 30,
1996 and December 31, 1995                          1

Consolidated Statements of Income and Retained
Earnings For The Quarter and Nine Months Ended
September 30, 1996 and 1995                         2

Consolidated Statements of Cash Flows For The
Nine Months Ended September 30, 1996 and 1995       3

Notes to Consolidated Financial Statements          4

Management's Discussion and Analysis of Financial
Condition and Results of Operations                 6

PART II - OTHER INFORMATION                         7

                C. R. BARD, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                      (thousands of dollars)
                                  September 30,    December 31,
                                      1996             1995
                                   (Unaudited)
ASSETS
Current Assets:
  Cash and short-term investments  $   61,000      $   51,300
  Accounts receivable, net            243,700         215,700
  Inventories                         247,300         228,200
  Other current assets                 15,000           8,700
    Total current assets              567,000         503,900

Property, plant and equipment,net     221,900         214,200

Intangible assets, net of
 amortization                         450,900         315,500

Other assets                           78,100          57,400

                                   $1,317,900      $1,091,000

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
  Short-term borrowings and current
    maturities of long-term debt   $  289,400      $   66,900
  Accounts payable                     42,600          62,700
  Accrued expenses                    160,500         131,400
  Federal and foreign income
   taxes                                4,800          12,300
    Total current liabilities         497,300         273,300
Long-term debt                        195,000         198,400
Other long-term liabilities            37,900          54,700

Shareholders' Investment:
  Preferred stock, $1 par value,
    authorized 5,000,000 shares;
    none issued                           ---             ---
  Common stock, $.25 par value,
    authorized 300,000,000 shares;
    issued and outstanding 56,995,599
    shares and 57,100,598 shares       14,300          14,300
  Capital in excess of par value       76,000          63,300
  Retained earnings                   492,800         478,900
  Other                                 4,600           8,100
                                      587,700         564,600
                                   $1,317,900      $1,091,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

                C. R. BARD, INC. AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
               (thousands except per share amounts)
                          (Unaudited)
                   For The Quarter Ended  For Nine Months Ended
                       September 30,           September 30,
                      1996      1995         1996      1995
Net sales           $295,800  $277,600     $880,200  $846,800
Costs and expenses:
 Cost of goods sold  146,600   134,200      430,500   409,000
 Marketing,selling and
    administrative    90,200    88,000      266,600   262,800
 Research and
    development       18,700    18,100       57,800    57,100
 Costs to combine
    operations         9,000    12,500        9,000    12,500
 Interest Expense      6,600     6,200       18,700    18,700
 Other (income)
  expense              9,500    (2,600)      32,800    (5,800)
 Total costs and
  expenses           280,600   256,400      815,400   754,300

Income before taxes   15,200    21,200       64,800    92,500
Provision(benefit)for
  income taxes         3,800     7,100       (1,200)   28,500

Net income            11,400    14,100       66,000    64,000
Retained earnings,
 beginning of period 494,900   459,500     478,900    427,300
Treasury stock
 retired              (3,800)        0     (24,100)    (2,000)
Cash dividends        (9,700)   (8,300)    (28,000)   (24,000)

Retained earnings,
  end of period     $492,800  $465,300    $492,800   $465,300
Weighted average shares
  outstanding                               57,062     56,621

Net income per
 share              $    .20  $    .25    $   1.16   $   1.13
Cash dividends per
  share             $    .17  $    .16     $    .49  $    .46

The accompanying notes to consolidated financial statements are an integral part of these statements.

                C. R. BARD, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (thousands of dollars)
                          (Unaudited)
                                        For The Nine Months Ended
                                               September 30,
                                           1996           1995
Cash flows from operating activities:
    Net income                          $ 66,000       $  64,000

    Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Depreciation and amortization      42,500          36,000
       Other noncash items                  (800)         (1,400)

    Changes in assets and liabilities:
       Current assets                    (27,400)        (35,300)
       Current liabilities                (5,300)         13,700
       Other                              (1,400)        (22,200)
                                          73,600          54,800

Cash flows from investing activities:
    Capital expenditures                 (24,600)        (23,500)
    Payments made for purchases of
       businesses                       (193,800)            ---
    Other long-term investments,
       net                               (15,100)        (17,100)
                                        (233,500)        (40,600)

Cash flows from financing activities:
    Purchase of common stock             (24,300)         (2,000)
    Dividends paid                       (28,000)        (24,000)
    Short-term borrowings and other      233,600         (91,800)
    Long-term borrowings                  (3,400)        104,900
                                         177,900         (12,900)

Net increase in cash and cash
    equivalents                           18,000           1,300

Balance at January 1,                     37,400          34,500

Balance at September 30,                $ 55,400        $ 35,800

The accompanying notes to consolidated financial statements are an integral part of these statements.

                C. R. BARD, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The financial statements contained in this filing have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and have not been audited, however, C. R. Bard, Inc. ("Bard" or the "Company") believes that it has included all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the results of operations for these periods. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements as filed by the Company in the 1995 Annual Report on Form 10-K.

Accounting Policies

Included in the balance sheet caption "Cash and short-term investments" are short-term investments which have maturities greater than ninety days and amounted to $5,600,000 at September
30, 1996. These investments have not been treated as cash and cash equivalents for cash flow presentation purposes.

Acquisitions

On September 16, 1996 Bard announced that it had completed the acquisition of IMPRA, Inc. ("IMPRA"). IMPRA, a privately held company, develops, manufactures and markets vascular grafts used for blood vessel replacement surgery. Pursuant to the Agreement and Plan of Merger, dated as of August 2, 1996, as amended (the "Agreement and Plan of Merger"), among Bard, CRB Acquisition Company, a wholly-owned subsidiary of Bard ("CRB"), and IMPRA, on September 16, 1996 CRB was merged with and into IMPRA as a result of which IMPRA became a wholly-owned subsidiary of Bard. The shares of common stock of IMPRA outstanding immediately prior to the merger were converted into the right to receive a pro rata portion of $143,196,000. The purchase price is subject to
adjustment as provided in the Agreement and Plan of Merger.   Such
amounts were financed through borrowings. IMPRA's assets and liabilities have been recorded at their estimated fair market values and the excess purchase price has been assigned to goodwill. These fair values are based upon preliminary estimates. Upon completion of a detailed review of assets and liabilities, including intangibles, certain adjustments may be required to finalize the purchase accounting that could be material to the Company's financial statements.

                C. R. BARD, INC. AND SUBSIDIARIES

On September 28, 1995 the Company completed the stock-for-stock merger with MedChem Products, Inc. into Bard. MedChem Products, Inc. developed, manufactured and marketed vascular access catheters, hemostasis and wound closure products. The merger was accounted for as a pooling of interests. Under the terms of the merger agreement Bard issued 3,192,345 common shares in exchange for all outstanding common stock of MedChem.

Included in the Consolidated Statements of Cash Flows, the Company has separately reported cash payments for purchases of businesses. These purchases include the Company's 1996 acquisitions of IMPRA, St. Jude Medical's Cardiac Assist Division and X-Trode S.r.l.

Short Term Borrowings and Long-Term Debt

On September 9, 1996 Bard initiated a $350,000,000 commercial paper program. This commercial paper program was used to finance the IMPRA acquisition. As of September 30, 1996 the Company utilized approximately $329,000,000 of commercial paper to finance the IMPRA acquisition and to pay down existing credit lines. Borrowings of $120,000,000 under the Company's commercial paper program have been classified as long-term debt because the Company has both the intention and ability to refinance these amounts on a long-term basis.

On June 14, 1996, Bard filed a shelf registration statement with the Securities and Exchange Commission for the registration of $200,000,000 of unsecured debt securities. Such registration statement was declared effective on November 15, 1996.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Consolidated net sales for the third quarter of 1996 of $295,800,000 was an increase of 7 percent over the third quarter 1995 sales of $277,600,000. Sales for the first nine months of 1996 of $880,200,000 increased 4 percent over the $846,800,000 for the same period last year. Sales in the U.S. for the third quarter of 1996 were $195,600,000, an increase of 7 percent from 1995, while international sales were up 5 percent against last year. The impact of a strengthening dollar in the third quarter decreased sales outside the U.S. by 5 percent. For the first nine months of 1996, U.S. sales totaled $580,100,000, up 4 percent, while international sales increased 5 percent to $300,100,000. Currency translation for the first nine months of 1996 decreased worldwide sales by approximately 1 percent.

PRODUCT GROUP SUMMARY OF NET SALES
(in thousands)
                     Quarter Ended          Nine Months Ended
                      September 30,           September 30,
                                   %                       %
                 1996      1995  Change   1996      1995   Change

Cardiovascular $ 95,100  $ 89,700  6    $293,100  $278,700    5
Urological       86,900    79,800  9     256,700   238,100    8
Surgical        113,800   108,100  5     330,400   330,000   ---

Net sales      $295,800  $277,600  7    $880,200  $846,800    4

Cardiovascular sales for the quarter were consistent with year-to-date trends. During the third quarter the Company received U.S.
regulatory approval for its second new angioplasty catheter in 1996. Strong Foley catheter sales during the quarter contributed to the 9 percent increase in urological products. Surgical sales benefited from the acquisition of IMPRA.

Gross profit of 50.4 percent for the quarter and 51.1 percent for the nine month period in 1996 was lower than in 1995 primarily due to competitive pricing pressure and manufacturing variances due in part to a delayed product launch. Pricing pressures have decreased worldwide sales by approximately 2%.

                C. R. BARD, INC. AND SUBSIDIARIES

The 1996 costs to combine operations of $9,000,000 relate to
noncapitalizable expenses for the IMPRA acquisition.   The 1995
costs to combine operations of $12,500,000 relate to the MedChem acquisition.

In addition to recurring items such as foreign exchange and interest income, other income and expense includes a one-time charge of $10,000,000 in the third quarter of 1996 related to the reorganization of certain existing manufacturing operations. In the second quarter of 1996, other income and expense included a credit of $2,500,000 for the elimination of a contractual agreement which previously had been accrued. In the first quarter of 1996, other income and expense included $9,900,000 of revenues related to royalties on angioplasty catheter balloon technology received on sales for prior periods and the write down of assets of $31,000,000 ($16,800,000 net of tax). First quarter 1996's tax provision reflects the reversal of tax reserves of $15,000,000.

The Company's results for the quarter ended September 30, 1996 were net income of $11,400,000 or 20 cents per share as compared with $14,100,000 or 25 cents per share for the same quarter in 1995.

Total borrowing increased from $265,300,000 at December 31, 1995 to $484,400,000 at September 30, 1996. The increase is due to previously discussed acquisitions and working capital requirements.

During the first nine months of 1996 and 1995, the Company acquired 713,700 and 75,000, respectively, of its common shares which were retired.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 3 - Restated Certificate of Incorporation

         Exhibit 12.1 - Computation of Ratio of Earnings to Fixed
         Charges

         Exhibit 27 - Financial Data Schedule

                C. R. BARD, INC. AND SUBSIDIARIES

    (b)  One Current Report on Form 8-K as amended, dated
         September 16, 1996, was filed during the quarter ended
         September 30, 1996 pursuant to Item 2 and 7 of that form. The following financial statements were filed:

         Financial Statements of IMPRA, Inc.

            Consolidated Balance Sheets at June 30, 1996 and 1995.

            Consolidated Statements of Income and Retained
            Earnings for the Years Ended June 30, 1996 and 1995

            Consolidated Statements of Cash Flows for the Years
            Ended June 30, 1996 and 1995

            Notes to Consolidated Financial Statements for the
            Years Ended June 30, 1996 and 1995

         Pro Forma Financial Statements.

            Unaudited Pro Forma Combined Condensed Balance Sheet as of June 30,

            Unaudited Pro Forma Combined Condensed Consolidated
            Statement of Income:

              Year Ended December 31, 1995

              Six Months Ended June 30, 1996

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

                             C. R. BARD, INC.
                               (Registrant)


                             William C. Bopp     /s/
                             William C. Bopp
                             Executive Vice President and
                             Chief Financial Officer


                             Charles P. Grom    /s/
                             Charles P. Grom
                             Vice President and Controller

DATE:  November 15, 1996

                         EXHIBIT INDEX

Exhibit No.                  Exhibit


Exhibit  3    Restated Certificate of Incorporation

Exhibit 12.1  Computation in Support of Ratio of Earnings to
              Fixed Charges

Exhibit 27    Financial Data Schedule