Form 10-K
period 1996-12-31
BARD C R INC /NJ/
filed 1997-03-27
CIK 9892

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549

                            FORM 10-K
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

           For the fiscal year ended December 31, 1996
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $1,560,700,000 based on the closing price of stock traded on the New York Stock
Exchange on February 28, 1997. As of February 28, 1997, there were 57,011,717 shares of Common Stock, $.25 par value per share, outstanding.

The company's definitive Proxy Statement dated March 7, 1997 has been incorporated by reference with respect to certain information contained therein in Part III and Part IV of this Form 10-K.

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

1996 sales of $1.194 billion increased 5% from 1995. 1995 sales of $1.138 billion increased 7% from 1994. Net income for 1996 totaled $92.5 million or $1.62 per share, and increased 7% and 6% respectively against 1995. Net income for 1995 totaled $86.8 million or $1.53 per share, an increase of 15% and 14% respectively against 1994.

Acquisitions

In September of 1996 Bard completed the acquisition of IMPRA, Inc. ("IMPRA"), a company that develops, manufactures and markets vascular grafts used for blood vessel replacement surgery. The purchase and acquisition costs which approximated $155.4 million were financed with commercial paper. In addition, during 1996, the company acquired St. Jude Medical's Cardiac Assist Division and X-Trode S.r.l. These acquisitions enhance and expand the company's existing product lines and further develop international markets. The cost of these acquisitions amounted to approximately $44.0 million and were financed through internally generated cash and available credit lines.

In September 1995, the company completed a merger with MedChem
Products, Inc. ("MedChem") issuing 3,192,345 shares of its common stock in exchange for all outstanding common stock of MedChem. In October 1995, the company completed a merger with American Hydro-Surgical Instruments, Inc. ("AHS") issuing 1,338,446 shares of its common stock in exchange for all outstanding common stock of AHS.
These mergers have been accounted for as poolings of interests, and accordingly, the company's information contained in this Annual
Report on Form 10-K were restated in 1995.

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

The following table sets forth for the last three years ended
December 31, 1996, the approximate percentage contribution by product line to Bard's consolidated net sales. The figures are on a worldwide basis.

                              Years Ended December 31,
                              1996      1995      1994
  Cardiovascular              33%       33%        35%
  Urological                  29%       28%        27%
  Surgical                    38%       39%        38%
       Total                 100%      100%       100%

Narrative Description of Business

General

Historically, Bard has been known for its products in the urological field, where its Foley catheter is the leading device for bladder drainage. Today, Bard's largest product group is in surgical devices, contributing approximately 38% of consolidated net sales.

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

Cardiovascular - Bard's line of cardiovascular products includes balloon angioplasty catheters, steerable guidewires, guide catheters and inflation devices; angiography catheters and accessories; introducer sheaths; electrophysiology products including cardiac mapping and electrophysiology laboratory systems, and diagnostic and temporary pacing electrode catheters; cardiopulmonary support systems; and blood oxygenators and related products used in open-heart surgery. See the first paragraph of
Item 3.  Legal Proceedings on Page I-6 for additional information.

Urological - Bard offers a complete line of urological products including Foley catheters, procedural kits and trays and related urine monitoring and collection systems; biopsy and other cancer detection products; ureteral stents; and specialty devices for incontinence, endoscopic procedures and stone removal.

Surgical - Bard's surgical products include specialty access catheters and ports; implantable blood vessel replacements; fabrics and meshes for vessel and hernia repair; surgical suction, irrigation and drainage devices; gastroenterological products, irrigation devices for orthopaedic and laparoscopic procedures; laparoscopic accessories; blood management devices and products for wound management and skin care.

International - Bard markets cardiovascular, urological and surgical products throughout the world. Principal markets are Japan, Canada, the United Kingdom and continental Europe. Approximately two-thirds of the sales in this segment are of products manufactured by Bard in its facilities in Canada, France, Germany, Ireland, Malaysia and the United Kingdom. The balance of the sales are from products manufactured in the continental United States, Puerto Rico or Mexico for export. Bard's foreign operations are subject to the usual risks of doing business abroad, including restrictions on currency transfer, exchange fluctuations and possible adverse government regulations. See p. II-28 Note 10 in the Notes to Consolidated Financial Statements for additional information.

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

Sales to a distributor, which supplies the company's products to many end-users, accounted for approximately 8% of the company's sales and the five largest distributors combined accounted for approximately 21% of such sales. Combined sales to federal agencies accounted for approximately 2% of sales in 1996 (See Item 3. Legal Proceedings).

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

Regulation

The development, manufacture, sale and distribution of the company's products are subject to comprehensive government regulation. Government regulation by various federal, state and local agencies, which includes detailed inspection of and controls over research and laboratory procedures, clinical investigations, manufacturing, marketing, sampling, distribution, record keeping, storage and disposal practices, substantially increases the time, difficulty, and costs incurred in obtaining and maintaining the approval to market newly developed and existing products. Government regulatory actions can result in the seizure or recall of products, suspension or revocation of the authority necessary for their production and sale, and other civil or criminal sanctions.

Raw Materials

The company uses a wide variety of readily available plastics, textiles, alloys and rubbers for conversion into its devices. Two large, U.S.-based chemical suppliers have sought to restrict the sale of certain of their materials to the device industry for use
in implantable products.   Although  one  guiding  principle in the
adoption of this policy is the avoidance of negative economic effect on the health care industry, a small portion of our product lines may face a short-term threat to the continuity of their raw material supply. Such suppliers have indicated that their action is based on product liability concerns. Bard and the medical device industry are working to resolve this problem in general and with these suppliers to assure a continuing supply of necessary raw materials. Bard is working to maintain a supply of qualified materials by developing new supplies and increasing inventories of important stocks.

Environment

The company continues to address current and pending environmental regulations relating to its use of Ethylene Oxide for the sterilization of some of its products. The company is complying with requlations reducing permitted ETO emissions by installing scrubbing equipment and adjusting its processes.

The company recognizes the Montreal Protocol Treaty, which plans for the reduction of CFC use worldwide. The company has eliminated the use of CFC's in its sterilization processes. The company intends to continue to reduce its other uses of CFC's. Capital expenditures required will not significantly adversely affect the company's earnings or competitive position.

Employees

The company employs approximately 9,800 persons.

Seasonality

The Company's business is not affected to any material extent by seasonal factors.

Research and Development

The Company's research and development expenditures amounted to approximately $77,300,000 in 1996, $75,600,000 in 1995 and
$71,600,000 in 1994.

Item 2.  Properties

The executive offices of the company are located in Murray Hill, New Jersey in facilities which the company owns. Domestic manufacturing and development units are located in Arizona, California, Georgia, Kansas, Massachusetts, Michigan, New Jersey, New York, Ohio, Puerto Rico, Rhode Island, South Carolina, Texas, Utah and Washington. Sales offices and distribution points are in these locations as well as others.

Outside the U.S., the company has plants or offices in Australia, Austria, Belgium, Canada, China, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Korea, Malaysia, Mexico, the Netherlands, Portugal, Singapore, Spain, Sweden, Switzerland and the United Kingdom.

The company owns approximately 2,528,000 square feet in 23 locations and leases approximately 1,233,000 square feet of space in 68 locations.

All these facilities are well maintained and suitable for the operations conducted in them.

Item 3.  Legal Proceedings

On October 14, 1993, the company entered into a Plea Agreement with the Department of Justice in connection with charges stemming from violations, primarily during the 1980s by the Company's USCI division, of the Federal Food, Drug and Cosmetic Act and other statutes. In connection with such violations, the Defense Logistics Agency debarred the USCI division from entering into new contracts with the U.S. Government. Such debarment expired on June 19, 1996.

In November 21, 1994 an action was commenced against the company by Surgical Laser Technologies, Inc. (SLT) in the United States District Court for the Eastern District of Pennsylvania. The Amended Complaint alleged that the company has repudiated, refused to perform and breached an alleged contract with SLT, and further alleges a breach of the duty of good faith and fair dealing in the conduct of contract negotiations between the parties and unfair competition. Damages of an unspecified amount are sought together with injunctive relief. The company has answered the Amended Complaint, denying that there was ever agreement to the alleged contract, or that the company otherwise breached any duty owed to SLT. Discovery has recently commenced and no trial date has yet been set. The company believes it has meritorious defenses to this action.

On October 6, 1995, Trimedyne, Inc. filed a complaint in State Court in California alleging breach of contract, fraud and negligent misrepresentation by the company in connection with its performance under a Development, Supply and License Agreement dated June 28, 1991, concerning side-firing laser products (Urolase ).
In addition, the complaint alleges that the company has failed to pay for product purchased, along with certain other charges. Trimedyne, Inc. seeks damages totalling $72 million plus punitive damages. The case has been removed to the Federal District Court and transferred to the District of New Jersey. The company believes it has some liability to the plaintiff for certain goods ordered; however, the amount is in dispute. Except as to this claim, the company believes that it has meritorious defenses to this action.

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

Item 4.  Results of Votes of Security Holders

Not applicable.

Executive Officers of the Registrant

Set forth below is the name, age, position, five year business history and other information with respect to each executive officer of the company as of March 1, 1997. No family relationships exist among the officers of the company.

     Name                     Age           Position

William H. Longfield          58       Chairman and
                                       Chief Executive Officer
                                       and Director

Benson F. Smith               49       President and
                                       Chief Operating Officer
                                       and Director

William C. Bopp               53       Executive Vice President and
                                       Chief Financial Officer
                                       and Director

Guy J. Jordan                 49       Group Vice President

Timothy M. Ring               39       Group Vice President

William T. Tumber             62       Senior Vice President

John H. Weiland               41       Group Vice President

E. Robert Ernest              56       Vice President - Planning
                                       and Development

Richard A. Flink              62       Vice President, General Counsel
                                       and Secretary

Christopher D. Ganser         44       Vice President - Quality
                                       Assurance

Hope Greenfield               46       Vice President - Human
                                       Resources

Charles P. Grom               49       Vice President and Controller

Richard D. Manthei            61       Vice President-Scientific
                                       Affairs

Earle L. Parker               53       Vice President and
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

Mr. Jordan joined the company in 1986 as director of research and development for USCI. In 1990 he was promoted to vice president for specialty access products for Davol. In 1991 he was promoted to vice president and general manager of Bard Access Systems and became president of the division in 1993. In 1996 he was elected to his present position.

Mr. Ring joined the company in 1992 and was elected vice president-human resources. Prior to joining the company he had been with Abbott Laboratories Inc., a pharmaceutical company, since 1982 and his last position with their Hospital Products division had been director of personnel. In December 1993, he was elected to the position of group vice president.

Mr. Tumber joined Bard in 1980. In 1988 he was promoted to vice president and general manager of Davol Inc. In 1990 he was promoted to president of Davol Inc. and subsequently appointed to the position of group executive. In September 1991, he was elected to group vice president and in 1996 appointed to his present position of senior vice president.

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

Mr. Manthei joined the company is 1996. Prior to joining the company, he was a partner in the law firm of McKenna and Cuneo in Washington, DC, where he chaired the Food, Drug, Cosmetic and Medical Device Department.

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

                                  Quarters
                         1st     2nd     3rd     4th    Year
    1996
    High               37-3/8  37      34-3/8  32-3/4  37-3/8
    Low                29-1/2  31-7/8  28-3/4  25-7/8  25-7/8
    Close              35-5/8  34-1/8  31-1/8  28      28

    1995
    High               28-1/8  31-1/8  31-7/8  32-1/4  32-1/4
    Low                25-1/2  27-1/4  29-1/4  27-7/8  25-1/2
    Close              27-5/8  30      30-1/2  32-1/4  32-1/4

Approximate Number of Equity Security Holders
                                         Approximate Number
                                          of Record Holders
      Title of Class                   as of February 28, 1997
Common Stock - $.25 par value                   7,184*

*Included in the number of shareholders of record are shares held in "nominee" name.

Dividends

The company paid cash dividends of $37,700,000 or $.66 per share in 1996 and $33,100,000 or $.62 per share in 1995. The following table illustrates the quarterly rate of dividends paid per share.

                   Quarters
         1st     2nd     3rd    4th     Year
  1996  $ .16   $ .16   $ .17  $ .17   $ .66
  1995  $ .15   $ .15   $ .16  $ .16   $ .62

In January 1997, the first quarter dividend of $.17 per share was declared, indicating an annual rate of $.68 per share. The first quarter dividend was paid on January 31, 1997 to shareholders of record on January 20.

Item 6. Selected Financial Data

(Thousands of dollars except per share amounts)
                          For the Years Ended December 31,
                   1996       1995        1994       1993       1992
INCOME STATEMENT DATA
Net sales       $1,194,400 $1,137,800  $1,064,600 $1,008,800 $1,033,800
Net income          92,500     86,800      75,600     57,800     83,400

BALANCE SHEET DATA
Total assets    $1,332,500 $1,091,000  $1,043,100 $  881,400 $  789,200
Working capital    240,700    230,600      72,300    165,200    213,200
Long-term debt     342,800    198,400      93,400     82,100     84,000
Total debt         491,000    265,300     294,000    171,000    148,300
Shareholders'
 investment        601,500    564,600     495,400    439,900    444,900

COMMON STOCK DATA
Net income per
 share          $     1.62 $     1.53  $     1.34 $     1.02 $     1.45
Cash dividends
 per share             .66        .62         .58        .54        .50
Shareholders'
 investment per
 share          $    10.56 $     9.89  $     8.77 $     7.77 $     7.75
Average shares
 outstanding
 (000's)            57,090     56,731      56,461     56,692     57,422

SUPPLEMENTARY DATA
Return on average
 shareholders'
 investment          15.9%      16.4%       16.2%      13.1%      19.2%
Net income/net
 sales                7.7%       7.6%        7.1%       5.7%       8.1%
Days-accts rec       70.3       66.7        62.3       60.7       63.1
Days-inventory      151.7      149.4       143.6      135.9      129.4
Total debt/total
 capitalization      44.9%      32.0%       37.2%      28.0%      25.0%
Interest expense           $   26,400  $   24,200 $   16,300 $   12,500     $   13,400
R&D expense     $   77,300 $   75,600  $   71,600 $   67,500 $   62,300
# of employees       9,800      9,400       8,900      8,650      9,000
Net sales per
 employee       $    121.9 $    121.0  $    119.6 $    116.6 $    114.9
Net income per
 employee       $      9.4 $      9.2  $      8.5 $      6.7 $      9.3

Item 7. Management's Discussion and Analysis of Results of Operations and of Financial Conditions

General

Bard is a leading multinational developer, manufacturer and marketer of products for the large and growing health care industry. Worldwide health care expenditures approximated $2.3 trillion in 1996 with about half that amount spent in the United
States. Bard's segment of this industry, itself a multi-billion dollar market, is primarily specialized products used mainly in hospitals, in outpatient centers and in physician's offices to meet the needs of the medical profession in caring for their patients.
We seek to focus and concentrate on selected markets with cost-effective, innovative products and specialized sales forces to maximize our opportunities in these markets.

Summary Results

Consolidated net sales increased 5% in 1996 with the growth well balanced among product groups and geographic areas. Net income increased 7% and earnings per share rose 6%, with 1996 and 1995 income both affected by one-time charges, which are described below.

One-time Items Affecting Results

Net income was affected in 1996 by one-time charges of $29.8 million, partially offset by a total of $18.6 million for the reversal of tax reserves no longer required and certain other
items.   These  charges  and  income  items  are  described  on
page II-6 of this financial review and resulted in a net after-tax reduction in income of $11.2 million. Net income in 1995 was reduced by $13.5 million reflecting the costs of combining the operations of MedChem and AHS into Bard. Net income in 1994 was reduced by $16.9 million for certain legal fees and settlements.

Results of Operations - 1996 vs. 1995

Net sales totaled $1.194 billion in 1996, a 5% increase over 1995. Price reductions totaled about 2% worldwide while a stronger dollar reduced reported sales by 1%.

Sales of cardiovascular products rose 5% in 1996 to $394.2 million. Radiology devices showed strong growth, primarily in markets outside the U.S. Sales of cardiac assist devices acquired from St. Jude Medical in January 1996 also added to the cardiovascular growth rate.

Urological product group sales totaled $342.4 million in 1996, a 6% increase over 1995. Basic drainage products such as Foley catheters and trays, other procedural trays, urinary bags and meters and specialty devices all contributed to this growth. Our growth in urological products was high in the U.S. market and we continue to try to broaden our international market penetration.

Surgical product group sales increased 4% in 1996 to $457.8 million with the growth in international markets a little higher than in the U.S. The additional sales generated from the September 1996 IMPRA acquisition contributed significantly to surgical product growth. Individual areas of good performance continue to be our vascular access catheters and ports, hernia repair fabrics, and orthopaedic irrigation devices. This was substantially offset by declines in basic drainage and general surgery devices.

Sales in the United States grew 4% in 1996 to $782.0 million, representing 65% of worldwide sales. Urological turned in the highest growth rate of our three product groups, but surgical continues to generate the most revenue. Cardiovascular sales showed only a marginal increase in 1996 as fourth quarter new product launches did not have enough time to generate increased sales momentum.

Sales outside the U.S. grew 6% in 1996 to $412.4 million, representing 35% of worldwide sales, compared with 34% in 1995. Growth was highest in the cardiovascular product area, primarily from strong balloon angioplasty product sales in Europe. Balloon angioplasty products continued to do better outside the U.S. due to a quicker regulatory approval process in most international markets. Sales of urological products showed a small increase outside the U.S. Significant declines in basic surgical suction, irrigation, drainage and general surgery products offset good increases in sales of several other surgical group products. The effect of currency translation was to lower international sales by almost 3% for the year. Excluding this effect, reported international sales would have increased 9% over the prior year.

The geographic breakdown of sales outside the U.S. for the last three years is:
                             1996      1995      1994
Europe, Middle East,
   Africa                     62%       62%       56%
Asia/Pacific area and
  Western hemisphere,
  excluding U.S.              38%       38%       44%
                             100%      100%      100%

The cost of goods sold increased to 48.7% of sales in 1996 compared with 48.3% in the prior year as price declines exceeded our ability to reduce costs. Bard historically had been able to recover these costs through its strong product position in its markets or by offsetting the effect of inflation through its cost reduction programs. Recently, market price reductions have exceeded our gains in manufacturing efficiencies and our efforts to shift our mix to higher margin products.

Marketing, selling and administrative expenses increased just over 3% in 1996, lower than the rate of growth in sales, as efforts were increased to lower expenses to help offset some of the effects of price declines. Also, we have realized synergies from the two mergers completed late in 1995. As a percent to total sales, these expenses represented 30.6% in 1996 compared with 31.2% in 1995.

Research and development spending increased over 2% in 1996, representing 6.5% of sales, slightly less than the ratio to sales in 1995. In our efforts to reduce costs, we eliminated certain planned spending while continuing sufficient work on the programs needed for our future success.

Additional interest expense related to acquisitions in 1996 resulted in an increase in total interest expense for the year.

Costs to combine the operations of acquisitions of $9.0 million in 1996 and $17.7 million in 1995 affected income in both years.

Please refer to Note 9, Other (Income) Expense, Net of the Notes to Consolidated Financial Statements in this report for a summary of items in this category in the last three years. Included in this category in 1996 are charges of $31.0 million for the write down of assets related to guidewire technology, $10.0 million for the closing of certain manufacturing operations and a net amount of $3.5 million for certain legal fees and settlements. Also included are nonrecurring royalty payments of $9.2 million received in 1996 for prior periods.

Income Tax

The effective income tax rate was 10% in 1996. Excluding the impact of the first quarter reversal of approximately $15 million in tax reserves no longer required and the increased tax benefit in the U.S. related to the one-time charges discussed previously, the effective tax rate would have been 29.5% compared with 29.7% in 1995.

Net Income

Net income increased 7% in 1996 and was affected over the last three years by costs to combine the operations of acquired companies in 1995 and 1996 and by other one-time items in 1994 and 1996. The effect on net income and earnings per share in the last three years were (in millions except per share amounts):

1996
Reorganization, asset writedown and
costs to combine operations            $(29.80)
Reversal of tax reserves                 15.00
Prior period royalty payments,
legal settlements and other               3.60
Total 1996                             $(11.20)
Equivalent per share                   $  (.20)

1995
Costs to combine operations            $(13.50)
Equivalent per share                   $(  .24)

1994
Legal fees and settlements             $(16.90)
Equivalent per share                   $ ( .30)

After adjusting for the items shown above, net income and earnings per share (EPS) would have been:

                         Net Income
                         (millions)          EPS
1996                     $103.7              $1.82
1995                     $100.3              $1.77
1994                     $ 92.5              $1.64

Results of Operations - 1995 vs. 1994

Net sales totaled $1.138 billion in 1995, an increase of 12% over the $1.018 billion originally reported for 1994. This 12% increase includes 5% from new sales as a result of the two acquisitions Bard made in 1995. Since they were accounted for as poolings of interests, Bard's restated sales for 1994 are $1.065 billion, resulting in a 7% increase to $1.138 billion in 1995. Worldwide revenue growth of 10% in 1995 in the urological and surgical product groups combined with a 1% increase in cardiovascular sales, resulted in the consolidated increase of 7%. All of the growth came from sales outside the U.S. as U.S. sales approximated the prior year's level. Price reductions totaled 2% on a worldwide basis in 1995 while higher foreign currency values versus the dollar increased total reported sales by 2%.

In the urological product group, worldwide sales increased 10% in 1995, all of it from outside the U.S., with a substantial portion the result of a full year's sales of Angiomed products in 1995 versus two months of sales following the acquisition in 1994. Urological sales in 1994 increased 16% with a majority of the increase a result of sales of the Contigen implant.

Surgical product group sales increased 10% in 1995, a majority of which was outside the U.S. A full year of sales of Angiomed and Vas-Cath products (acquired in 1994) benefited this area substantially, as did strong growth in sales of vascular access catheters and ports, fabrics and mesh products for hernia repair and gastroenterology devices. Sales in 1994 of surgical products increased 6% with the areas of vascular access, vascular fabrics and mesh and gastroenterology showing good gains.

Sales of cardiovascular products increased just 1% in 1995. A full year of Angiomed product sales benefited this area along with good increases in interventional radiology and the FemoStop device.
U.S. sales continued to decline as the company awaited clearance from the Food and Drug Administration (FDA) for new products from our USCI division. In 1994, continued weakness in certain cardiovascular product areas resulted in a 3% decline in sales in this group. Increased sales outside the U.S. were more than offset by declines in the U.S. which continued to be affected by the lack of approvals by the FDA of new products from our USCI division.

Sales in the United States declined slightly in 1995 versus 1994 and represented 66% of total sales. Total surgical product sales in the U.S. showed good growth with significant increases in sales of vascular access, gastroenterology, hernia repair fabrics and new MedChem products. Urological product sales in the U.S. were level with 1994 while sales of cardiovascular products declined. Sales in the United States increased 4% in 1994 and represented 71% of total sales. Sales of the Contigen implant were the most important contributor to this growth.

Sales growth outside the U.S. continued to be strong in 1995 with a 24% increase over 1994, a significant portion from a full year of sales of Angiomed and Vas-Cath products. Higher foreign currency values in 1995 contributed 7% of the increase. Numerous products in all three product groups showed significant gains in revenue in 1995. Sales outside the U.S. increased 9% in 1994 with a little more than 1% of that growth the result of higher foreign currency values. The growth was broad-based throughout our product areas and major geographic markets. Acquisitions accounted for 3% of this growth.

The cost of goods sold as a percent of sales was 48.3% in 1995 and 48.2% in 1994. Productivity gains, cost reductions and a favorable product mix all contributed to reduced costs as a percent of sales for several years through 1994 and these factors almost matched the level of price reductions in 1995.

Marketing, selling and administrative expenses increased by 8.6% as we invested in programs to boost future sales revenue. The synergies from the two mergers closed late in 1995, and from our divisional reorganization, were not realized by year-end. As a percent of sales, these expenses were 31.2% in 1995 and 30.7% in 1994.

Research and development spending continued to increase as we worked on new technologies and applications for the future. The level of spending as a percent to sales was 6.6% in 1995 and 6.7% in 1994.

Interest expense increased from $16.3 million in 1994 to $24.2 million in 1995 as average debt levels increased as a result of acquisitions made in 1994.

Costs to combine the operations of acquisitions made in 1995 were $17.7 million. No amounts were recorded in this category in 1994.

Other (income) expense, net in 1994 included a $28.2 million one-time charge for certain legal fees and the settlement of a suit. No nonrecurring items were recorded in 1995 in this category.

The effective income tax rate was 29.7% in 1995 and 27.4% in 1994. The tax benefit from operations in Puerto Rico and Ireland favorably affected the tax rate each year. The lower rate in 1994 was primarily due to the one-time charge that was tax effected at U.S. rates.

Net income increased 15% in 1995 and 31% in 1994. Each year was affected by one-time items as described earlier in this financial review.

Financial Condition and Liquidity

Bard's financial condition remains strong. While total debt increased by $225.7 million in 1996, primarily for acquisitions, $150 million in long-term debt was issued in the public market and $120 million remains classified as long-term with the backing of our committed credit facility. The ratio of total debt to total capitalization was at 45% in 1996 compared with 32% in 1995 and 37% in 1994. In 1995, Bard's equity base was increased with the issuance of common stock for the acquisitions of MedChem Products and American Hydro-Surgical. In 1995 the company completed the arrangement of a $350 million syndicated, committed credit facility with a group of 15 banks. With the long-term debt issue in December 1996, the company reduced the credit agreement to $300 million with 11 banks, effective January 1, 1997.

The credit agreement supports a commercial paper program which started in September 1996 with a maximum amount of $350 million, reduced by the company to $300 million effective January 1, 1997.
The company borrows actively under this program.

In addition to the $300 million committed credit agreement, Bard maintains uncommitted credit lines with banks for short-term cash needs and these lines were used as needed during the last three years. At December 31, 1996 the unused uncommitted lines of credit totaled $239 million.

As now structured, the company expects cash flows from operating activities to exceed capital expenditures and dividend payments. The company believes it could borrow adequate funds at competitive terms and rates, should it be necessary. This overall financial strength gives Bard sufficient financing flexibility.

Total cash outlays made for purchases of businesses, patents, trademarks and other related items were $237 million in 1996, $19 million in 1995 and $148 million in 1994 for a total over the last three years of $404 million. The majority of these investments were for intangible assets, reflecting the premium over book value for these purchases. The cash outlays exclude common stock valued at $135 million issued in 1995 for the acquisitions of MedChem Products and American Hydro-Surgical. The majority of the cash outlays were financed with additional debt ($320 million) with the balance coming from cash from operations.

Periodically, the company purchases its common stock in the open market to replace shares issued under various employee stock plans. Net shares issued under the plans were 699,085 in 1996; 648,943 in 1995; and 318,912 in 1994. Total shares purchased were 813,700 in 1996; 75,000 in 1995; and 350,000 in 1994. In June 1996 the Board
of Directors authorized the purchase from time to time of up to 1 million shares of which 244,800 had been purchased as of December 31, 1996.

Foreign Currency Risk

The company periodically enters into foreign exchange contracts to reduce its exposure to fluctuations in currency values. Contracts have been exclusively for the forward purchase of currencies in which the company has known or anticipated payments. These are primarily for intercompany transactions, resulting in a high degree of confidence that the anticipated transactions will take place. Monetary assets of the company held in foreign currencies have relatively short maturities and are denominated in currencies that have not experienced wide short-term fluctuations in their equivalent U.S. dollar values. Please refer to Note 4 of the Notes to Consolidated Financial Statements of this report for current details of the company's foreign exchange contracts.

Legal Proceedings

For a discussion of pending legal proceedings and related matters, please see Note 5, Commitments and Contingencies, of the Notes to Consolidated Financial Statements on page II-21.

Acquisitions

For information on the company's acquisitions of businesses, please see Note 2 of the Notes to Consolidated Financial Statements on page II-17.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Public Accountants

To the Shareholders and Board of
  Directors of C. R. Bard, Inc.:

We have audited the accompanying consolidated balance sheets of C. R. Bard, Inc. (a New Jersey corporation) and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of
C. R. Bard, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                              ARTHUR ANDERSEN LLP

Roseland, New Jersey
January 24, 1997

                    C. R. BARD, INC. AND SUBSIDIARIES
                    STATEMENTS OF CONSOLIDATED INCOME
(Thousands of dollars except      For the Years Ended December 31,
 per share amounts)                1996        1995         1994
Net sales                       $1,194,400   $1,137,800  $1,064,600
Costs and expenses:
 Cost of goods sold                581,300      550,000     513,500
 Marketing, selling
  and administrative               365,800      354,600     326,500
 Research and development           77,300       75,600      71,600
 Interest expense                   26,400       24,200      16,300
 Costs to combine
  operations                         9,000       17,700         ---
 Other(income)expense, net          31,900       (7,800)     32,600
Total costs & expenses           1,091,700    1,014,300     960,500
Income before taxes                102,700      123,500     104,100
 Income tax provision               10,200       36,700      28,500
Net income                      $   92,500   $   86,800  $   75,600
Net income per share            $     1.62   $     1.53  $     1.34

                    C. R. BARD, INC. AND SUBSIDIARIES
              STATEMENTS OF CONSOLIDATED RETAINED EARNINGS
(Thousands of dollars except    For the Years Ended December 31,
 per share amounts)                1996         1995        1994
Balance, beginning of year      $  478,900   $  427,300  $  392,800
Net income                          92,500       86,800      75,600
Cash dividends (per share
 1996, $.66; 1995, $.62;
 1994, $.58)                       (37,700)    (33,100)     (30,100)
Excess of cost over par value
 of treasury stock retired
 (1996-813,700 shares,
  1995-75,000 shares and
  1994-350,000 shares)             (27,000)      (2,100)     (8,900)
Adjustment to give
 effect to change in
 reporting period for
 MedChem                               ---          ---      (2,100)
Balance, end of year            $  506,700   $  478,900  $  427,300

The accompanying notes to consolidated financial statements are an integral part of these statements.

                   C. R. BARD, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)                        December 31,
                                            1996         1995
Assets
Current assets:
 Cash                                    $   11,300   $    9,300
 Short-term investments                      66,700       42,000
 Accounts receivable, less reserve of
  $10,200 and $9,700                        245,400      215,700
 Inventories                                245,000      228,200
 Other current assets                         8,500        8,700
Total current assets                        576,900      503,900
Property, plant and equipment, at cost:
 Land                                        11,700       11,200
 Buildings and improvements                 158,700      147,500
 Machinery and equipment                    194,200      179,200
                                            364,600      337,900
Less - Accumulated depreciation and
 amortization                               138,500      123,700
Net property, plant and equipment           226,100      214,200
Intangible assets, net of amortization      447,200      315,500
Other assets                                 82,300       57,400
                                         $1,332,500   $1,091,000
Liabilities and shareholders' investment
Current liabilities:
 Short-term borrowings and current
  maturities of long-term debt           $  148,200   $   66,900
 Accounts payable                            59,200       62,700
 Accrued compensation and benefits           40,300       39,800
 Accrued expenses                            81,200       91,600
 Federal and foreign income taxes             7,300       12,300
Total current liabilities                   336,200      273,300
Long-term debt                              342,800      198,400
Other long-term liabilities                  52,000       54,700
Commitments and contingencies                   ---          ---
Shareholders' investment:
Preferred stock, $1 par value, authorized
 5,000,000 shares; none issued                  ---          ---
Common stock, $.25 par value, authorized
 300,000,000 shares; issued
 and outstanding 56,985,983 shares
 in 1996, 57,100,598 shares in 1995          14,300       14,300
Capital in excess of par value               77,500       63,300
Retained earnings                           506,700      478,900
Other                                         3,000        8,100
  Total shareholders' investment            601,500      564,600
                                         $1,332,500   $1,091,000

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                    C. R. BARD, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
                                 For the Years Ended December 31,
                                    1996       1995        1994
Cash flows from operating activities:
Net income                        $ 92,500  $  86,800  $  75,600
Adjustments to reconcile net
 income to net cash provided
 from operating activities:
  Depreciation and amortization     57,400     50,600     43,400
  Deferred income taxes              7,300     (1,600)    (4,400)
  Expenses under stock plans         2,300      2,000      1,400
  Asset write down & tax reserve
  reversal, net                     15,400          0          0
Changes in assets and
 liabilities net of acquired
 businesses:
  Accounts receivable              (21,500)   (21,600)    (7,600)
  Inventories                       (9,800)   (15,800)   (16,300)
  Other assets                       6,000      8,900      9,400
  Current liabilities, excluding
   debt                            (24,400)    29,100    (23,100)
  Other long-term liabilities       (2,700)   (21,700)    (7,200)
Net cash provided from operating
 activities                        122,500    116,700     71,200
Cash flows from investing activities:
Capital expenditures               (41,600)   (39,600)   (37,100)
Payments made for purchases of
 businesses                       (199,400)      (300)  (122,200)
Patents, trademarks and other      (37,700)   (18,600)   (25,500)
Net cash used in investing
 activities                       (278,700)   (58,500)  (184,800)
Cash flows from financing activities:
Common stock issued for options and
 benefit plans                      11,500      9,500      2,900
Purchase of common stock           (27,200)    (2,100)    (9,000)
Proceeds from long-term
 borrowings                        166,400    126,300      3,300
Debt issuance costs                 (6,800)         0          0
Principal payments of long-term
 borrowings                         (3,100)   (22,000)    (1,100)
Proceeds from(repayments of)
 short-term borrowings, net         79,700   (133,700)   102,000
Dividends paid                     (37,700)   (33,100)   (30,100)
Net cash provided by (used in)
 financing activities              182,800    (55,100)    68,000
Translation adjustment                (400)      (200)     4,300
Cash and cash equivalents:
Increase(decrease) during the
 year   26,200                       2,900    (41,300)
Balance at January 1,               37,400     34,500     75,800
Balance at December 31,           $63,600   $ 37,400   $  34,500

The accompanying notes to consolidated financial statements are an integral part of these statements.

                C. R. BARD, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

C. R. Bard, Inc. ("the company" or "Bard") is a leading multinational developer, manufacturer and marketer of health care products. The company markets its products worldwide to hospitals, individual health care professionals, extended care facilities and alternate site facilities. The company holds strong positions in cardiovascular, urological and surgical products.

1.  Significant Accounting Policies

Consolidation The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Income Per Share The computations of income per share are based on the weighted average number of shares outstanding: 57,090,130 in 1996, 56,730,542 in 1995 and 56,460,762 in 1994. The effect of outstanding stock options and stock awards is not material and has been excluded from the computations.

Inventories Inventories are stated at the lower of cost or market. Substantially all domestic inventories are accounted for using the LIFO method of determining costs. All other inventories are accounted for using the FIFO method. Inventories valued under the LIFO method were $151,000,000 in 1996, $140,000,000 in 1995 and
$138,000,000 in 1994; under the FIFO method such inventories would have been higher by $15,800,000, $15,700,000 and $13,300,000, respectively. The following is a summary of inventories at December 31:

(Thousands of dollars)              1996      1995
Finished goods                    $148,300  $130,700
Work in process                     59,500    72,600
Raw materials                       37,200    24,900
                                  $245,000  $228,200

Depreciation Property, plant and equipment are depreciated on a straight-line basis over the useful lives of the various classes of assets.

Short-term Investments Short-term investments which have a maturity of ninety days or less are considered cash equivalents and amounted to $52,300,000 and $28,100,000 as of December 31, 1996 and 1995.
Short-term investments are stated at cost which approximates their market value.

                C. R. BARD, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets Goodwill is amortized using the straight-line method over periods of 15-40 years as appropriate and other intangible assets are amortized over their useful lives. The company continually evaluates its intangibles to assess recoverability from future operations using undiscounted cash flows. Impairment would be recognized in operating results if a permanent diminution in value occurred.

As of December 31, 1996 and 1995, intangible assets include the following:

(Thousands of dollars)              1996      1995
Goodwill                          $392,300  $231,900
Other intangibles (primarily       162,900   173,500
 patents)
Less accumulated amortization     (108,000)  (89,900)
     Intangible assets, net       $447,200  $315,500

Federal Income Taxes The company has not provided for federal income taxes on the undistributed earnings of its foreign operations (primarily in Ireland) as it is the company's intention to permanently reinvest undistributed earnings (approximately
$262,000,000 as of December 31, 1996).

Stock-Based Compensation Stock-based compensation is recognized using the intrinsic value method. For disclosure purposes, pro forma net income and earnings per share are provided as if the fair value method had been applied.

Concentrations of Credit Risk Financial instruments, which potentially subject the company to significant concentrations of credit risk, consist principally of cash investments, foreign currency exchange contracts, and trade accounts receivable.

The company maintains cash and cash equivalents, investments, and certain other financial instruments with various major financial institutions. The company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any institution.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. However, a significant amount of trade receivables are with national health care systems in several countries. Although the company does not currently foresee a credit risk associated with these receivables, repayment is dependent upon the financial stability of those countries' national economies.

                C. R. BARD, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates The financial statements and related disclosures have been prepared in conformity with generally accepted accounting principles and, accordingly, include amounts based on informed estimates and judgments of management with consideration given to materiality. Actual results could differ from those estimates.

Reclassifications Certain prior year amounts have been reclassified to conform with the current year presentation.

2.  Acquisitions

In September of 1996 Bard completed the acquisition of IMPRA, Inc. ("IMPRA"), a company that develops, manufactures and markets vascular grafts used for blood vessel replacement surgery. The purchase and acquisition costs which approximated $155,400,000 were financed with commercial paper. This acquisition has been accounted for under the purchase method of accounting and, accordingly, IMPRA's assets and liabilities have been recorded at their estimated fair market values and the excess purchase price of $140,900,000 has been assigned to goodwill. This acquisition did not have a significant effect on the company's results of operations. The 1996 costs to combine operations related to the acquisition were $9,000,000.

During 1996, the company acquired St. Jude Medical's Cardiac Assist Division and X-Trode S.r.l. These acquisitions have been accounted for under the purchase method of accounting and enhance or expand the company's existing product lines and further develop international markets. The cost of these acquisitions amounted to $44,000,000 and were financed through internally generated cash and available credit lines. These acquisitions did not have a significant effect on the company's results of operations.

In September 1995, the company completed a merger with MedChem
Products, Inc. ("MedChem") issuing 3,192,345 shares of its common stock in exchange for all outstanding common stock of MedChem. In October 1995, the company completed a merger with American Hydro-Surgical Instruments, Inc. ("AHS") issuing 1,338,446 shares of its common stock in exchange for all outstanding common stock of AHS.
These mergers were accounted for as poolings of interests and, accordingly, the company's consolidated financial statements for prior periods were restated in 1995. In connection with these mergers, $17,700,000 of merger related costs and expenses
($13,500,000 after-tax or $.24 per share) were incurred and have been charged to expense in 1995. These one-time charges include expenses primarily related to investment bankers and professional fees, and key personnel and severance related costs.

                C. R. BARD, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Acquisitions (continued)

During 1994 the company acquired several companies which are primarily located outside the United States. These acquisitions have been accounted for under the purchase method of accounting and enhance or expand the company's existing product lines and further develop international markets. The cost of these acquisitions amounted to $118,200,000 and were financed through internally generated cash and available credit lines. These acquisitions did not have a significant effect on the company's results of operations.

3.  Income Tax Expense

Income tax expense consists of the following:

(Thousands of dollars)             1996      1995       1994

Currently payable:
     Federal                    $ (6,300) $ 23,600    $ 22,300
     Foreign                       7,500     8,900       8,100
     State                         1,700     5,800       2,500

                                   2,900    38,300      32,900

Deferred:
     Federal                       7,600    (1,700)     (3,300)
     Foreign                        (300)      100      (1,100)

                                   7,300    (1,600)     (4,400)

                                $ 10,200   $36,700    $ 28,500

Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates, applicable to future years, to differences between the financial
reporting  and  the  tax  basis  of  assets  and  liabilities.   At
December 31, 1996, the company's net deferred tax asset amounted to approximately $22,900,000 which is recorded in other assets. This amount principally comprises the tax effects of the differences between tax and financial accounting treatment of employee benefits of $14,200,000, accrued expenses of $10,200,000 and other temporary differences offset by the effect of accelerated depreciation ($7,800,000).

                C. R. BARD, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Income Tax Expense (continued)

The following is a reconciliation between the effective tax rates and the statutory rates:
                                  1996      1995       1994
U.S. federal statutory rate        35%       35%        35%
State income taxes net of
 federal income tax benefits        3         3          2
Foreign operations taxed at
 less than the U.S. statutory
 rate, primarily Ireland and
 Puerto Rico                      (13)      (11)       (10)
Reversal of tax reserve           (15)      ---        ---
Other, net                        ---         3        ---
Effective tax rate                 10%       30%        27%

During 1996, the company reversed certain tax reserves approximating $15,000,000 that were no longer deemed necessary.

Cash payments for income taxes were $27,100,000, $34,100,000 and $47,400,000 in 1996, 1995 and 1994, respectively.

4.  Short-Term Borrowings and Long-Term Debt

The company maintains uncommitted lines of credit, a commercial paper program and a committed credit facility which supports the commercial paper program. Total short-term borrowings amounted to $146,300,000 and $66,800,000 at December 31, 1996 and 1995,
respectively. The maximum amount outstanding during 1996 was approximately $289,400,000 with an average outstanding balance of $165,700,000 and an effective rate of 5.38%.

Short-term borrowings under uncommitted lines of credit amounted to $71,400,000 at December 31, 1996. Unused uncommitted lines of credit available to the company amounted to $238,700,000 at December 31, 1996. In 1996, the company initiated a $350,000,000 commercial paper program of which $194,900,000 was outstanding at December 31, 1996. Borrowings of $120,000,000 have been classified as long-term debt since the company has both the intention and ability through its committed credit lines to refinance these amounts on a long-term basis. The committed line of credit is a facility with 11 banks through which the company can borrow at rates slightly above LIBOR through June 2000. The company had no borrowings under the committed line of credit at December 31, 1996. As a result of the long-term debt offering, discussed below, the company amended its commercial paper program and committed line of credit from $350,000,000 to $300,000,000, effective January 1, 1997.

                C. R. BARD, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Short-Term Borrowings and Long-Term Debt (continued)

The following is a summary of long-term debt:

(Thousands of dollars)                        1996      1995
8.69% notes due 1999                        $ 60,000  $ 60,000
7.8% mortgage loan                             9,500     9,100
Commercial paper and bank borrowings         120,000   120,000
6.70% notes due 2026                         150,000         0
Other                                          5,200     9,400
                                            $344,700  $198,500
Less: amounts classified as current:           1,900       100
                                            $342,800  $198,400

In June 1996, the company filed a shelf registration with the Securities and Exchange Commission for the future issuance of up to $200,000,000 of long-term debt. As part of the registration, in December 1996 the company issued $150,000,000 of long-term notes due 2026. The effective interest of the notes, including the financing costs, is 7.17%. These notes may be redeemed at the option of the note holder on December 1, 2006, at a redemption price equal to the principal amount.

Under five deposit loan agreements with a bank, $48,000,000 has been borrowed at floating rates (4.34% at December 31, 1996) with various maturity dates from September 1997 through July 2004. At maturity, the loans are to be repaid through matured certificates of deposits held by the company at the same bank. Since the company has the right of offset under these agreements and it is the company's intention to present these certificates of deposit for repayment of these loans at their maturity, the borrowings have been offset against these certificates of deposit in the accompanying consolidated balance sheet at December 31, 1996. The related interest income has been offset against the interest expense.

As of December 31, 1996, the aggregate maturities of long-term debt were as follows: 1997 - $1,900,000; 1998 - $1,200,000; 1999-$61,200,000;
2000 - $121,200,000; 2001 - $1,200,000; 2002 and thereafter - $158,000,000.
The fair value of the company's long-term debt is not significantly different from its recorded value. Interest expense in 1996, 1995 and 1994 approximated the cash outlay in each year.

                C. R. BARD, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Short-Term Borrowings and Long-Term Debt (continued)

The company's debt agreements contain restrictions which, among other things, require the maintenance of minimum net worth and operating cash flow levels and limitations on the amounts of debt.

The company enters into foreign exchange contracts to help reduce the exposure to fluctuations between certain currencies. In 1996 and 1995, the contracts primarily related to the anticipated normal purchases by a subsidiary in Japan from a subsidiary in Ireland.
At December 31, 1995, there were Irish pound contracts outstanding payable in Japanese yen equivalent to $5,800,000. Early in 1996 the company entered into similar contracts equivalent to $15,700,000. There were no contracts outstanding at the end of 1996.

5.  Commitments and Contingencies

During 1994 the company recorded a $28.2 million pretax charge ($16.9 million charge after taxes). This charge related to the settlement of a 1992 lawsuit by the inventor of an atherectomy device and includes a provision for legal costs, and other costs related to the USCI division. During 1996 the remaining accrual of $2.5 million pretax related to this charge was deemed to be no longer required as a result of the elimination of a contractual arrangement and credited to other income.

The company is involved in two lawsuits which allege breaches of agreements where substantial amounts have been claimed. In addition, judgments have been rendered against the company potentially aggregating as much as $5 million. The company is presently appealing these judgments. The company is also subject to other legal proceedings and claims involving product liability and disputes on agreements which arise in the ordinary course of business. The company believes that these legal matters will likely be disposed of over an extended period of time and should not have a material adverse impact on the company's financial position or results of operations.

The company is committed under noncancelable operating leases involving certain facilities and equipment. The minimum annual rentals under the terms of these leases are as follows: 1997 - $19,600,000; 1998 - $14,300,000; 1999 - $7,300,000; 2000 -
$4,800,000; 2001 - $3,500,000; and thereafter - $12,700,000.  Total rental expense for all leases approximated $28,400,000 in 1996, $29,300,000 in 1995 and $26,800,000 in 1994.

                C. R. BARD, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Stock Rights

In October 1995 the company's Board of Directors declared a dividend distribution of one Common Share Purchase Right for each outstanding share of Bard common stock. These Rights will expire in October 2005 and trade with the company's common stock. Such Rights are not presently exercisable and have no voting power. In the event a person acquires 20% or more, or makes a tender or exchange offer for 30% or more of Bard's common stock, the Rights detach from the common stock and become exercisable and entitle a holder to buy one share of common stock at $120.00 (adjustable to prevent dilution).

If, after the Rights become exercisable, Bard is acquired or merged, each Right will entitle its holder to purchase $240 market value of the surviving company's stock for $120, based upon the current exercise price of the Rights. The company may redeem the Rights, at its option, at $.05 per Right, prior to a public announcement that any person has acquired beneficial ownership of at least 20% of Bard's common stock. These Rights are designed primarily to encourage anyone interested in acquiring Bard to negotiate with the Board of Directors. There are 60 million shares of common stock reserved for the rights.

7.  Shareholders' Investment

The company has stock option, stock award and restricted stock plans under which certain directors, officers and employees are participants. In 1996, shareholders of the company approved the addition of 1,550,000 shares to the 1993 Long-term Incentive Plan. At December 31, 1996, 1,240,170 shares were reserved for issuance under all company plans.

Under the company's stock option plans, options have been granted to certain directors, officers and employees at prices equal to the market value of the shares at the date of grant, become exercisable in four annual installments and expire not more than 10 years after the date of grant.

In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), which was effective as of January 1, 1996, the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for proforma footnote purposes with the following assumptions used for grants in all years; dividend yield of 2%, risk-free interest rate of 6.67% and expected option life of
4.4 years. Expected volatility was assumed to be 33% in 1995 and 29% in 1996.

                C. R. BARD, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Shareholders' Investment (continued)
                                        Weighted    Weighted
                              Number     Average     Average
                                Of      Exercise      Fair
                              Shares      Price       Value
Options outstanding,
 December 31, 1993           3,062,320    $22.59
Granted                      1,065,885    $21.57
Exercised                     (225,855)   $14.93
Canceled                      (264,770)   $27.93
Options outstanding,
 December 31, 1994           3,637,580    $22.38
(1,881,918 exercisable)
Granted                        853,075    $34.42    $7.94
Exercised                     (563,444)   $18.37
Canceled                      (235,272)   $50.55
Options outstanding,
 December 31, 1995           3,691,939    $23.98
(2,038,844 exercisable)
Granted                        703,940    $32.89    $9.61
Exercised                     (688,708)   $20.47
Canceled                      (202,116)   $26.91
Options outstanding,
 December 31, 1996           3,505,055    $26.31
(1,905,876 exercisable)

The following table summarizes information about stock options outstanding at December 31, 1996:

                             Weighted  Weighted                  Weighted
 Range of        Number      Average   Average      Number       Average
 Exercise      Outstanding   Remaining Exercise   Exercisable    Exercise
  Prices       at 12/31/96     Life    Price     at 12/31/96     Price
$10 to 21        482,967       5.5     $17.28       427,886      $16.86
$21 to 24        753,648       5.4     $22.50       455,865      $22.46
$24 to 27        892,993       6.3     $26.44       792,462      $26.41
$27 to 30        631,479       7.2     $29.67       170,358      $29.55
$30 to 41        743,968       8.9     $33.09        59,305      $35.33
$10 to 41      3,505,055       6.5     $26.31     1,905,876      $24.01

As permitted by FAS 123, the company has chosen to continue accounting for stock options at their intrinsic value. Accordingly no compensation expense has been recognized for its stock option compensation plans. Had the fair value method of accounting been applied to the company's stock option plans, the tax-effected impact would be as follows:

                C. R. BARD, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Shareholders' Investment (continued)

(Thousands of dollars except per share amounts)
                                   1996      1995

Net income as reported            $92,500   $86,800

Estimated fair value of the
  year's option grants,
  net of tax                       (1,700)     (600)

Net income adjusted               $90,800   $86,200

Adjusted net income per share     $  1.59   $  1.52

This proforma impact only takes into account options granted since January 1, 1995 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period.

Under the company's stock award plans for key employees and directors, shares are granted at no cost to the recipients and distributed in three separate installments. During 1996 awards for 26,742 shares (net of cancellations) were granted and 28,837 shares were issued. Awards are charged to income over the vesting period. At December 31, 1996, 28,124 awarded shares (aggregate market price at date of grant $899,000) have not been issued.

Under the company's restricted stock plan, which was established in 1993, common stock may be granted at no cost to certain officers and key employees. Shares are issued to the participants at the date of grant entitling the participants to cash dividends and the right to vote their respective shares. Restrictions limit the sale or transfer of these shares during a five year period from the grant date. Upon issuance of stock under the plan, unearned compensation ($5,000,000 at December 31, 1996) equivalent to the market value of the stock at the date of grant is reflected in shareholders' investment and subsequently amortized to expense over the five year restriction period. During 1996, 71,610 shares were granted, net of forfeitures.

Additions to capital in excess of par value of $14,200,000 in 1996 and $12,300,000 in 1995 relate to shares issued under these plans in excess of the related par value of the shares.

                C. R. BARD, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Shareholders' Investment (continued)

For shares purchased by the company, common stock is charged for the par value of the shares retired and retained earnings is charged for the excess of the cost over the par value of shares retired.

Cumulative foreign currency translation included in other shareholders' investment amounted to $8,000,000 at December 31, 1996, and decreased by $4,400,000 during the year.

8.  Postretirement Benefits

The company has defined benefit pension plans which cover substantially all domestic and certain foreign employees and its policy is to fund accrued pension expense for these plans up to the full funding limitations. These plans provide for benefits based upon individual participants' compensation and years of service. The company also has a supplemental defined contribution plan for certain officers and key employees. Individual participant accounts under the supplemental plan are credited annually based upon a percentage of compensation. The amounts charged to income for these plans amounted to $13,800,000 in 1996, $12,800,000 in 1995 and $13,600,000 in 1994.

The following table sets forth the funded status of the defined benefit pension plans as of September 30, 1996 and 1995 and amounts recognized in the company's consolidated balance sheets at December 31, 1996 and 1995:

(Thousands of dollars)                      1996        1995
Actuarial present value of accumulated
  benefit obligation, including vested
  benefits of $75,000 in 1996 and $68,000
  in 1995                                 $ 84,400    $ 76,400
Plan assets at fair value, primarily
  investment securities                   $ 97,000    $ 77,300
Less:  Actuarial present value of
  projected benefit obligation for
  service rendered to date                 102,400      92,500
Projected benefit obligation in excess
  of plan assets                            (5,400)    (15,200)
Unrecognized (income) loss                    (600)      6,400
Unrecognized prior service cost              6,700       7,600
Unrecognized net asset at transition
  amortized over 12 years                   (2,500)     (3,400)
Accrued pension cost included in other
  liabilities                             $ (1,800)   $ (4,600)

                C. R. BARD, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Postretirement Benefits

Pension costs related to the defined benefit pension plans for the years ended December 31, 1996, 1995 and 1994 are as follows:

(Thousands of dollars)               1996       1995      1994

Net pension cost includes:
  Service cost                    $  7,000   $  6,800   $ 8,000
  Interest cost                      7,000      6,700     6,700
  Actual return on plan
   assets                          (12,000)   (12,800)   (2,600)
  Net amortization and deferral      5,400      6,000    (3,500)

Net pension cost                  $  7,400   $  6,700   $ 8,600

The range of assumed discount rates used was 4.00% to 8.50% with the rate on domestic plans at 8.00% in 1996 and 7.75% in 1995. The rate of increase in future salary levels ranged from 2.00% to 6.50% in determining the projected benefit obligation. The expected long-term rate of return on assets used in determining net pension cost ranged from 7.75% to 9.00%.

The company also provides postretirement health care benefits and life insurance coverage to a limited number of employees at a subsidiary. The health care benefits include cost-sharing features based on years of service for future retirees. The company recognizes expense as employees earn postretirement benefits. The amounts charged to income for this plan were approximately $600,000 in 1996 ($100,000 of service cost and $500,000 of interest cost) and $800,000 in 1995 and 1994.

Actuarial assumptions included a discount rate of 8.00%. Health care cost trends have been projected at annual rates beginning at 11% for 1996 decreasing gradually down to 6% in 2001 and later years. The effect of a 1% annual increase in these assumed cost trend rates would increase the accumulated postretirement benefit obligation at December 31, 1996, by $700,000 and postretirement benefit cost by $100,000.

                C. R. BARD, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  Other (Income) Expense, Net

In addition to recurring items such as interest income and foreign exchange, other income and expense includes several one-time items. During 1996, the company reorganized its global cardiology business and recorded a $31,000,000 ($16,800,000 net of tax) writedown of assets related to its guidewire technology in accordance with the requirements of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". In addition, the company recorded a one-time charge of $10,000,000 ($6,200,000 net of tax) related to the reorganization of certain existing manufacturing operations and $9,200,000 in income ($5,500,000 net of tax) related to royalty payments received on sales of certain licensed angioplasty products for prior periods.

Other (income) expense, net in the Statements of Consolidated Income is summarized as follows:
(Thousands of dollars)               1996      1995       1994
Interest Income                   $ (3,800)  $(3,400)  $ (4,600)
Foreign exchange (gains)losses         400    (3,300)      (400)
Asset writedown                     31,000       ---        ---
Manufacturing reorganization        10,000       ---        ---
Prior period royalties              (9,200)      ---        ---
Legal fees and settlements, net
      (Note 5)                       3,500       ---    28,200
Other, net                             ---    (1,100)     9,400
      Total                       $ 31,900   $(7,800)  $ 32,600

                C. R. BARD, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Segment Information

The company is engaged in the design, manufacture, packaging, distribution and sale of medical, surgical, diagnostic and patient care devices. Hospitals, physicians and nursing homes purchase approximately 90% of the company's products, most of which are used once and discarded. Information pertaining to domestic and foreign operations as of December 31, 1996, 1995 and 1994 and for the years then ended is given below.

(Thousands of dollars)

                    United               Elimi-       Consoli-
                    States    Foreign    nations       dated

1996
Sales:
  Trade            $782,000   $375,100  $     ---     $1,157,100
  Export             37,300        ---        ---         37,300
  Intersegment      115,100     21,300   (136,400)           ---
    Total          $934,400   $396,400  $(136,400)    $1,194,400
Operating income   $125,800   $ 68,500  $ (33,300)(a) $  161,000
Identifiable assets:
December 31, 1996  $940,600   $391,900  $     ---     $1,332,500


1995
Sales:
  Trade            $749,000   $353,500  $     ---     $1,102,500
  Export             35,300        ---        ---         35,300
  Intersegment       95,800     10,400   (106,200)           ---
    Total          $880,100   $363,900  $(106,200)    $1,137,800
Operating income   $102,800   $ 66,600  $ (29,500)(a) $  139,900
Identifiable assets:
December 31, 1995  $747,000   $344,000  $     ---     $1,091,000


1994
Sales:
  Trade            $751,500   $283,500  $     ---     $1,035,000
  Export             29,600        ---        ---         29,600
  Intersegment       97,700      4,400   (102,100)           ---
    Total          $878,800   $287,900  $(102,100)    $1,064,600
Operating income   $106,700   $ 59,000  $ (12,700)    $  153,000
Identifiable assets:
December 31, 1994  $734,000   $309,100  $     ---     $1,043,100

(a) Includes nonrecurring acquisition costs of $9,000 and $17,700 in 1996 and 1995, respectively.

                C. R. BARD, INC. AND SUBSIDIARIES

                   QUARTERLY FINANCIAL DATA

                                 1996
                 1st       2nd       3rd       4th       Year
(Thousands of dollars
except per share amounts)
Net sales     $289,200  $295,200  $295,800  $314,200  $1,194,400
Cost of goods
 sold          140,600   143,300   146,600   150,800     581,300
Income before
 taxes          10,600    39,000    15,200    37,900     102,700
Net income      27,100    27,500    11,400    26,500      92,500

Per share information:
Net Income    $    .48  $    .48  $    .20  $    .46  $     1.62
Dividends     $    .16  $    .16  $    .17  $    .17  $      .66

Note: The first quarter included nonrecurring items related to an asset writedown, the receipt of revenues related to prior year royalties, miscellaneous charges and tax reserve reversals reducing pretax income by $27,100 with a positive after-tax impact of approximately 1 cent per share. The second quarter included a one-time credit of $2,500 related to the elimination of a contractual arrangement which, if excluded, would have had a negative after-tax impact of approximately 2 cents per share. Reflected in the third quarter results are one-time charges of $10,000 related to the reorganization of certain existing manufacturing operations and $9,000 of expenses as a result of the IMPRA acquisition with a negative after-tax impact of approximately 11 cents per share and 12 cents per share respectively.

                                 1995
                 1st       2nd       3rd       4th       Year
(Thousands of dollars
except per share amounts)
Net sales     $278,100  $291,100  $277,600  $291,000  $1,137,800
Cost of goods
 sold          134,200   140,600   134,200   141,000     550,000
Income before
 taxes          35,400    35,900    21,200    31,000     123,500
Net income      24,900    25,000    14,100    22,800      86,800

Per share information:
Net Income    $    .44  $    .44  $    .25  $    .40  $     1.53
Dividends     $    .15  $    .15  $    .16  $    .16  $      .62

Note: The third quarter results include a $12,500 charge (18 cents per share after-tax) for costs associated with the merger of MedChem Products, Inc. The fourth quarter results include a $5,200 charge (6 cents per share after-tax) for costs associated with the merger of American Hydrosurgical Instruments, Inc.

                C. R. BARD, INC. AND SUBSIDIARIES

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

          Not applicable.

                C. R. BARD, INC. AND SUBSIDIARIES

                             PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors of the Registrant

Information with respect to Directors of the company is incorporated herein by reference to the material contained under the heading "Proposal No. 1 - Election of Directors" appearing on pages 1 through 4 of the Company's definitive Proxy Statement dated March 7, 1997.

Executive Officers of the Registrant

Information with respect to Executive Officers of the Registrant are on pages I-9 through I-11 of this filing.

Item 11.  Executive Compensation

The information contained under the caption "Executive
Compensation" appearing on Pages 7 through 8 of the Company's definitive Proxy Statement dated March 7, 1997 is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

The information contained under the captions "Securities Ownership of Certain Beneficial Owners" and "Securities Ownership of
Management" on pages 5 and 6 of the Company's definitive Proxy
Statement dated March 7, 1997 is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

The information contained under the caption "Compensation of Outside Directors - Related Transactions" on page 15 of the
Company's definitive Proxy Statement dated March 7, 1997 is incorporated herein by reference.

                              III-1

                C. R. BARD, INC. AND SUBSIDIARIES
                             PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  l. Financial Statements and Supplementary Data

     Included in Part II Item 8 of this report:

     Page
     II-11  Report of Independent Public Accountants.

     II-12  Statements of Consolidated Income and Statements of
            Consolidated Retained Earnings for the three years ended December 31, 1996.

     II-13  Consolidated Balance Sheets at December 31, 1996 and
            1995.

     II-14 Consolidated Statements of Cash Flows for the three years ended December 31, 1996.

     II-15  Notes to Consolidated Financial Statements.

     II-29  Quarterly Financial Data.

     2. Financial Statement Schedules

     Schedules are omitted because they are not applicable, are not required or the information required is included in the financial statements or notes thereto.

     3.  Exhibits, No.

     3a Registrant's Restated Certificate of Incorporation, as amended, as of April 17, 1996, filed as Exhibit 3 to the Company's September 30, 1996 Form 10-Q is incorporated herein by reference.

     3b Registrant's Bylaws revised as of September 11, 1996.
        (p. IV-8).

     4a Rights Agreement dated as of October 11, 1995 between
        C. R. Bard, Inc. and First Chicago Trust Company of New York as Rights Agent, filed as Exhibit 1 to the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 12, 1995 is incorporated herein by reference.

     4b Indenture, dated as of December 1, 1996 between C. R.
        Bard, Inc. and the Chase Manhattan Bank, as trustee, filed as Exhibit 4.1 to the Company's Registration
        Statement on Form S-3, File No. 333-05997 is incorporated herein by reference.

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

  10d*  Hope  Greenfield  Severance  Agreement  dated  as  of
        March 6, 1996 filed as Exhibit 10d to the 1995 Annual
        Report on Form 10-K is incorporated herein by reference.

  10e* Richard A. Flink Severance Agreement as amended dated as of July 22, 1994 filed as Exhibit 10e to the 1994
        Annual Report on Form 10-K is incorporated herein by reference.

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

  10w*  John  H.  Weiland  Severance  Agreement  dated  as  of
        March 11, 1996 filed as Exhibit 10w to the Company's
        1995 Annual Report on Form 10-K is incorporated herein by reference.

  10x*  William T. Tumber Severance Agreement dated as of
        March 13, 1996 filed as Exhibit 10x to the Company's
        1995 Annual Report on Form 10-K is incorporated herein by reference.

  10y*  Timothy M. Ring  Severance  Agreement  dated  as  of
        March 12, 1996 filed as Exhibit 10y to the Company's
        1995 Annual Report on Form 10-K is incorporated herein by reference.

  10z*  Guy J. Jordan  Severance  Agreement  dated  as  of
        October 10, 1996.  (p. IV-20).

  10aa* Charles P. Grom Severance Agreement dated as of
        December 11, 1996.  (p. IV-39).

  12.1  Computation in Support of Ratio of Earnings to Fixed
        Charges.

  21    Subsidiaries of registrant. (p. IV-58).

  23 Arthur Andersen LLP consent to the incorporation by reference of their report on Form 10-K into previously filed Forms S-8. (P.IV-60).

                C. R. BARD, INC. AND SUBSIDIARIES

  27    Financial data schedule

  99 Indemnity agreement between the company and each of its directors and officers, filed as Exhibit 99 to the Company's 1993 Annual Report on Form 10-K is incorporated herein by reference.

  * Each of these exhibits listed under the number 10 constitutes a management contract or a compensatory plan or arrangement.

  All other exhibits are not applicable.


(b) Reports on Form 8-K

  (b) The Registrant filed a current Report on Form 8-K as amended, dated September 16, 1996, announcing the acquisition of IMPRA, Inc. and certain financial and proforma information.

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

Date:  March 17, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures               Title                      Date


William H. Longfield /s/ Chairman and               March 17,1997
William H. Longfield     Chief Executive Officer
                         and Director
                         (Principal Executive
                         Officer)


William C. Bopp  /s/     Executive Vice President   March 17, 1997
William C. Bopp          and Chief Financial
                         Officer and Director
                         (Principal Financial
                         Officer)


Charles P. Grom /s/      Vice President and         March 17, 1997
Charles P. Grom          Controller
                         (Principal Accounting
                         Officer)


Benson F. Smith /s/      President and              March 17, 1997
Benson F. Smith          Chief Operating
                         Officer and Director

               C. R. BARD, INC. AND SUBSIDIARIES

     Signatures                  Title         Date

Joseph F. Abely, Jr.    /s/   Director      March 26, 1997
Joseph F. Abely, Jr.



Marc C. Breslawsky      /s/   Director      March 26, 1997
Marc C. Breslawsky



William T. Butler, M.D. /s/   Director      March 26, 1997
William T. Butler, M.D.



Raymond B. Carey, Jr.   /s/   Director      March 26, 1997
Raymond B. Carey, Jr.



Daniel A. Cronin, Jr.    /s/  Director      March 26, 1997
Daniel A. Cronin, Jr.



T. Kevin Dunnigan      /s/    Director      March 26, 1997
T. Kevin Dunnigan



Regina E. Herzlinger   /s/    Director      March 26, 1997
Regina E. Herzlinger



Robert P. Luciano     /s/     Director      March 26, 1997
Robert P. Luciano



Robert H. McCaffrey   /s/     Director      March 26, 1997
Robert H. McCaffrey



Tony L. White        /s/      Director      March 26, 1997
Tony L. White