Form 10-Q
period 1997-03-31
BARD C R INC /NJ/
filed 1997-05-13
CIK 9892

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the quarter ended March 31, 1997

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

                 Yes   X           No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                     Outstanding at April 28, 1997

Common Stock - $.25 par value                   57,093,752

                C. R. BARD, INC. AND SUBSIDIARIES

                              INDEX

                                                          Page No.

PART I - FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets -
March 31, 1997 and December 31, 1996                         1

Condensed Statements of Consolidated Income
and Retained Earnings For The Three Months
Ended March 31, 1997 and 1996                                2

Condensed Consolidated Statements of Cash
Flows For The Three Months Ended
March 31, 1997 and 1996                                      3

Notes to Consolidated Financial Statements                   4

Management's Discussion and Analysis of
Financial Condition and Results of
Operations                                                   4

PART II - OTHER INFORMATION                                  7

                C. R. BARD, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS
                      (thousands of dollars)
                                        March 31,   December 31,
                                          1997          1996
                                       (Unaudited)
ASSETS
Current Assets:
  Cash and short-term investments      $   84,000    $   78,000
  Accounts receivable, net                237,900       245,400
  Inventories                             242,000       245,000
  Other current assets                     10,800         8,500
    Total current assets                  574,700       576,900
Property, plant and equipment, net        223,500       226,100
Intangible assets, net of amortization    434,800       447,200

Other assets                               84,500        82,300
                                       $1,317,500    $1,332,500

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
  Short-term borrowings and current
    maturities of long-term debt       $  139,600    $  148,200
  Accounts payable                         50,100        59,200
  Accrued expenses                        118,600       121,500
  Federal and foreign income taxes         19,600         7,300
    Total current liabilities             327,900       336,200
Long-term debt                            342,700       342,800
Other long-term liabilities                52,300        52,000
Shareholders' Investment
  Preferred stock, $1 par value,
   authorized 5,000,000 shares;
   none issued                                ---           ---
  Common stock, $.25 par value,
   authorized 300,000,000 shares;
   issued and outstanding 56,999,599
   shares and 56,985,983 shares            14,300        14,300
  Capital in excess of par value           78,300        77,500
  Retained earnings                       522,400       506,700
  Other                                   (20,400)        3,000
                                          594,600       601,500
                                       $1,317,500    $1,332,500

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED INCOME AND RETAINED EARNINGS
               (thousands except per share amounts)
                           (Unaudited)
                                       For The Three Months Ended
                                                 March 31,
                                          1997          1996
Net sales                               $300,700      $289,200

Costs and expenses:
  Cost of goods sold                     143,200       140,600
  Marketing, selling and administrative   94,100        86,400
  Research and development expense        21,100        19,300
  Interest expense                         8,200         6,000
  Other(income)expense, net               (3,800)       26,300

Total costs and expenses                 262,800       278,600

Income before taxes                       37,900        10,600

  Provision for income taxes              11,800       (16,500)

Net income                                26,100        27,100

Retained earnings, beginning of period   506,700       478,900

  Treasury stock retired                    (700)       (9,600)

  Cash dividends                          (9,700)       (9,100)

Retained earnings, end of period        $522,400      $487,300

Weighted average shares outstanding       57,029        56,903

Net income per share                    $    .46      $    .48

Cash dividends per share                $    .17      $    .16

The accompanying notes to consolidated financial statements are an integral part of these statements.

                C. R. BARD, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (thousands of dollars)
                           (Unaudited)
                                       For The Three Months Ended
                                                March 31,
                                         1997            1996
Cash flows from operating activities:

     Net income                        $ 26,100        $ 27,100

     Noncash items and other            (10,100)         (5,700)

                                         16,000          21,400

Cash flows from investing activities:

     Capital expenditures              $ (8,800)         (8,100)

     Other long-term investments, net   (17,800)        (37,700)

                                        (26,600)        (45,800)

Cash flows from financing activities:

     Purchase of common stock              (700)         (9,700)

     Dividends paid                      (9,700)         (9,100)

     Other financing activities          (7,800)         42,500

                                        (18,200)         23,700

Cash and cash equivalents:

Increase (decrease) during the period   (28,800)           (700)


Balance at January 1,                    63,600          37,400


Balance at March 31,                   $ 34,800        $ 36,700

The accompanying notes to consolidated financial statements are an integral part of these statements.

                C. R. BARD, INC. AND SUBSIDIARIES

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The financial statements contained in this filing have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and have not been audited, however, C. R. Bard, Inc. ("Bard" or the "Company") believes that it has included all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the results of operations for these periods. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements, as filed by the Company in the 1996 Annual Report on Form 10-K.

Accounting Policies

Included in the balance sheet caption "Cash and short-term investments" are short-term investments which have maturities greater than ninety days and amounted to $49,200,000 at March 31, 1997. These investments have not been treated as cash and cash equivalents for cash flow presentation purposes.

Effective for fiscal years ending after December 15, 1997, the Company is required to adopt Statement of Financial
Accounting Standard No. 128 "Earnings Per Share" ("FAS 128"). FAS 128 requires the presentation of basic earnings per share and diluted earnings per share. "Basic earnings per share" represents net income divided by the weighted average shares outstanding and is consistent with the Company's historical presentation. "Diluted earnings per share" represents net income divided by weighted average shares outstanding adjusted for the incremental dilution of outstanding employee stock options and awards. Diluted earnings per share would have been $.45 and $.47, respectively for the three months ended March 31, 1997 and 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

The Company announced on April 16, 1997 at its annual meeting that it will now report sales using five new product group categories.
Designed around the concept of disease state management, three of the Company's new product group categories are: vascular diagnosis and intervention, urological diagnosis and intervention, and oncological diagnosis and intervention. Sales from these three product groups represent 82 percent of Bard's first quarter revenue. A fourth product group entitled surgical specialties represents 10 percent of total sales and when combined with the three disease state product groups represents Bard's emphasis sales category. The remaining 8 percent of net sales resulting from de-emphasized products will be reported in the "other" category.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (continued)

Consolidated net sales for the first quarter of 1997 of $300,700,000 increased 4 percent over the first quarter 1996 sales of $289,200,000. Sales in the U.S. for the first quarter of 1997 were $198,300,000, an increase of 2 percent from 1996, while international sales were up 7 percent against last year. The impact of a strengthening dollar in the first quarter decreased sales outside the U.S. by 5 percent. Pricing pressures have decreased sales by 1 percent.

PRODUCT GROUP SUMMARY OF NET SALES
(in thousands)               For the Three Months Ended March 31,
                                                      Percent
                                    1997      1996    Change
Vascular                          $111,600  $102,600     9
Urology                             78,000    73,000     7
Oncology                            55,300    53,000     4
Surgery                             30,600    28,000     9
 Subtotal-emphasis products        275,500   256,600     7
Other                               25,200    32,600   (23)
 Total-worldwide                  $300,700  $289,200     4

Increased graft sales due to the IMPRA acquisition contributed to the 9 percent increase in vascular sales. Strong Foley catheter sales contributed to the urology increase of 7 percent. Increases in specialty access products and mesh were primarily responsible for the 4 and 9 percent growth in the oncology and surgery categories, respectively.

The gross profit margin increased to 52.4 percent from 51.4 percent for the three months ended March 31, 1997 and 1996, respectively, mainly as a result of product mix and favorable variances.

Other income and expense includes the gain from a product line sale and foreign exchange losses which in total increase pretax income by $2,900,000 with a favorable after tax impact of approximately 3 cents per share. The first quarter of 1996 included nonrecurring items related to an asset writedown, the receipt of revenues related to prior year royalties, miscellaneous charges and tax reserve reversals reducing pretax income by $27,100,000 with a positive after-tax impact of approximately 1 cent per share.

The Company's results for the quarter ended March 31, 1997 were net income of $26,100,000 or 46 cents per share as compared with $27,100,000 or 48 cents per share for the same quarter in 1996.

During the first three months of 1997 and 1996, the Company acquired 25,000 and 274,500, respectively, of its common shares which were retired.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (continued)

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained herein or in other Company documents and certain statements that may be made by management of the Company orally may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Because actual results are affected by risks and uncertainties, the Company cautions investors that actual results may differ materially from those expressed or implied. Factors which could cause the actual results to differ materially from expected and historical results include, but are not limited to: health care industry consolidation resulting in customer demands for price concessions, competitor's attempts to gain market share through aggressive marketing programs; fewer medical procedures performed in a cost-conscious environment; the lengthy approval time by the FDA or other government authorities to clear medical devices for commercial release; unanticipated product failures; legislative or administrative reforms to the U.S. Medicare and Medicaid systems or other non-U.S. reimbursement systems in a manner that would significantly reduce reimbursements for procedures using the Company's medical devices; the acquisition of key patents by competitors that would have the effect of excluding the Company from new market segments; the uncertainty of whether increased research and development expenditures will result in increased sales; unpredictability of existing and future litigation including litigation regarding product liability; price increases from the Company's suppliers of critical components; foreign currency fluctuations; the risk that the Company may not achieve manufacturing or administrative efficiencies as a result of the Company's recent reorganization around disease management states or in the integration of recently acquired businesses.

                C. R. BARD, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders.

(a) The registrant held its Annual Meeting of Shareholders on April 16, 1997.

(b) Proxies for the meeting were solicited pursuant to Regulation 14; there was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement and all such nominees were elected. The results of voting for the four Class I directors elected for a term of three years to serve until the 2000 Annual Meeting were as follow: William C. Bopp, For - 46,495,104 Authority Withheld - 814,444; Marc C. Breslawsky, For - 46,476,029 Authority Withheld - 833,519; William T. Butler, M.D., For - 46,493,588 Authority Withheld - 815,960 and
       Daniel  A.  Cronin,  Jr.,  For -  46,466,289   Authority
       Withheld - 843,259; and the additional Class II director elected for a term of one year was as follow:
       Tony L. White, For - 46,482,321 Authority Withheld -
       827,227.

(c) Briefly described below is each other matter voted upon at the Annual Meeting and the number of affirmative votes, negative votes and abstentions and broker nonvotes with respect to each matter.

       (I) Ratification of the appointment of Arthur Andersen LLP as independent public accountants for the year 1997.

                 For                                  47,153,463
                 Against                                  72,637
                 Abstain and Broker Nonvotes              83,488

Item 6.     Exhibits and Reports on Form 8-K

(a)    Exhibit 12.1 - Computation of Ratio of Earnings to Fixed
       Charges

(b)    Exhibit 27 - Financial Data Schedule

(c) There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 1997.

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

DATE:  May 13, 1997