Form 10-K/A
period 1996-12-31
BARD C R INC /NJ/
filed 1997-06-27
CIK 9892

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

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

                       730 Central Avenue
                     Murray Hill, NJ 07974
            (Address of principal executive offices)

                 Registrant's telephone number,
              including area code: (908) 277-8000

  Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange
     Title of each class                 on which registered
Common Stock - $.25 par value          New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes [X]   No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.
                                   Yes [X]   No [ ]
The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $1,560,700,000 based on the closing price of stock traded on the New York Stock Exchange on February 28, 1997. As of February 28, 1997, there were 57,011,717 shares of Common Stock, $.25 par value per share, outstanding.

The Company's definitive Proxy Statement dated March 7, 1997 has been incorporated by reference with respect to certain information contained therein in Part III and Part IV of this Form 10-K. The exhibit index is located in Part IV, Item 14, page IV-1.

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual
Report on Form 10-K for the year ended December 31, 1996 as set forth in the pages attached hereto.

Exhibit 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K.

The following financial statements with respect to the Employees'
Retirement Savings Plan of C. R. Bard, Inc. (the "Retirement
Savings Plan") are filed herewith as Exhibit 99(a) pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, in lieu of filing on Form 11-K:

                (a) Report of Independent Public Accountants
                (b) Statements of Net Assets Applicable to
                    Participants' Equity as of December 31, 1996
                    and 1995

                (c) Statement of Changes in Net Assets Applicable
                    to Participants' Equity for the Year Ended
                    December 31, 1996
                (d) Notes to Financial Statements

Exhibit 23     Consent of Arthur Andersen LLP

The Retirement Savings Plan is subject to the Employee Retirement
Income Security Act of 1974, as amended, and the foregoing financial statements are filed in lieu of the financial statements required by Items 1, 2 and 3 of Form 11-K.

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

June 27, 1997