Form 10-Q
period 1997-06-30
BARD C R INC /NJ/
filed 1997-08-01
CIK 9892

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the quarter ended June 30, 1997

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
                                       Yes     X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                    Outstanding at July 21, 1997

Common Stock - $.25 par value                  57,413,194

                C. R. BARD, INC. AND SUBSIDIARIES

                              INDEX

                                                    Page No.
PART I - FINANCIAL INFORMATION

 Condensed Consolidated Balance Sheets -
 June 30, 1997 and December 31, 1996                   1

 Condensed Statements of Consolidated Income
 and Retained Earnings For The Quarter and
 Six Months Ended June 30, 1997 and 1996               2

 Condensed Consolidated Statements of Cash Flows
 For The Six Months Ended June 30, 1997 and 1996       3

 Notes to Consolidated Financial Statements            4

 Management's Discussion and Analysis of Financial
 Condition and Results of Operations                   5

PART II - OTHER INFORMATION                            6

                C. R. BARD, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                      (thousands of dollars)
                                         June 30,   December 31,
                                           1997         1996
                                        (Unaudited)
ASSETS
Current Assets:
  Cash and short-term investments       $   75,700  $   78,000
  Accounts receivable, net                 247,800     245,400
  Inventories                              249,600     245,000
  Other current assets                      11,900       8,500
    Total current assets                   585,000     576,900
Property, plant and equipment, net         223,200     226,100
Intangible assets, net of amortization     431,200     447,200
Other assets                                88,000      82,300
                                        $1,327,400  $1,332,500

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
  Short-term borrowings and current
    maturities of long-term debt        $  144,900  $  148,200
  Accounts payable                          51,300      59,200
  Accrued expenses                         115,000     121,500
  Federal and foreign income taxes          14,800       7,300
    Total current liabilities              326,000     336,200
Long-term debt                             341,300     342,800
Other long-term liabilities                 52,900      52,000
Shareholders' Investment:
  Preferred stock, $1 par value,
    authorized 5,000,000 shares;
    none issued                                ---         ---
  Common stock, $.25 par value,
    authorized 300,000,000 shares;
    issued and outstanding 57,123,661
    shares and 56,985,983 shares            14,300      14,300
  Capital in excess of par value            86,400      77,500
  Retained earnings                        530,900     506,700
  Other                                    (24,400)      3,000
                                           607,200     601,500
                                        $1,327,400  $1,332,500

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                C. R. BARD, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME AND RETAINED EARNINGS
               (thousands except per share amounts)
                           (Unaudited)
                       For Quarter Ended   For Six Months Ended
                            June 30,            June 30,
                         1997      1996      1997       1996
Net sales              $304,000  $295,200  $604,700  $584,400
Costs and expenses:
 Cost of goods sold     143,700   143,300   286,900   283,900
 Marketing, selling
  and administrative     96,600    90,000   190,700   176,400
 Research & development   21,500   19,800    42,600    39,100
 Interest expense         8,500     6,100    16,700    12,100
 Other(income)expense,
  net                    (4,000)   (3,000)   (7,800)   23,300
Total costs and
 expenses               266,300   256,200   529,100   534,800
Income before taxes      37,700    39,000    75,600    49,600
Provision(benefit)
 for income taxes        11,500    11,500    23,300    (5,000)
Net income               26,200    27,500    52,300    54,600
Retained earnings,
 beginning of period    522,400   487,300   506,700   478,900
 Treasury stock
  retired                (8,000)  (10,800)   (8,700)  (20,300)
 Cash dividends          (9,700)   (9,100)  (19,400)  (18,300)
Retained earnings, end
 of period             $530,900  $494,900  $530,900  $494,900
Weighted average shares
  outstanding                                57,021    57,009
Net income per share   $    .46  $    .48  $    .92  $    .96
Cash dividends per
  share                $    .17  $    .16  $    .34  $    .32

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                C. R. BARD, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (thousands of dollars)
                           (Unaudited)
                                         For The Six Months Ended
                                                 June 30,
                                           1997           1996
Cash flows from operating activities:
    Net income                           $ 52,300       $ 54,600

    Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Depreciation and amortization       30,200         31,100
       Other non-cash items                   200          1,000

    Changes in assets and liabilities:
       Current assets                     (11,700)       (27,900)
       Current liabilities                 (6,900)       (37,500)
       Other                                  900          1,900
                                           65,000         23,200
Cash flows from investing activities:
    Capital expenditures                  (18,200)       (17,900)
    Other long-term investments, net      (26,400)       (44,000)
                                          (44,600)       (61,900)
Cash flows from financing activities:
    Purchase of common stock               (8,700)       (20,500)
    Dividends paid                        (19,400)       (18,300)
    Short-term borrowings and other         5,600        101,300
    Long-term borrowings                   (1,500)        (3,600)
                                          (24,000)        58,900
Net increase in cash and cash
 equivalents                               (3,600)        20,200

Cash and cash equivalents
 at January 1,                             63,600         37,400

Cash and cash equivalents
 at June 30,                             $ 60,000       $ 57,600

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                C. R. BARD, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The financial statements contained in this filing have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and have not been audited. However, C. R. Bard, Inc. ("Bard" or the "Company") believes that it has included all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the results of operations for these periods. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements as filed by the Company in the 1996 Annual Report on Form 10-K.

Accounting Policies

Included in the balance sheet caption "Cash and short-term investments" are short-term investments which have maturities greater than ninety days and amounted to $15,700,000 at June 30, 1997. These investments have not been treated as cash and cash equivalents for cash flow presentation purposes.

The Company enters into foreign exchange options to help reduce the exposure to fluctuations between certain currencies. These off balance sheet options are accounted for on a mark-to-market basis. The gains and losses associated with these options are recorded on the income statement as "other income and expense" and on the balance sheet as "other current assets" or "accrued expenses".
Cash flows associated with the settlement of these options are reflected as operating activities.

Effective for fiscal years ending after December 15, 1997, the Company is required to adopt Statement of Financial Accounting Standard No. 128 "Earnings Per Share" ("FAS 128"). FAS 128 requires the presentation of basic earnings per share and diluted earnings per share. "Basic earnings per share" represents net income divided by the weighted average shares outstanding and is consistent with the Company's historical presentation. "Diluted earnings per share" represents net income divided by weighted average shares outstanding adjusted for the incremental dilution of outstanding employee stock options and awards. Diluted earnings per share would have been $.45 and $.47, respectively for the three months ended June 30, 1997 and 1996 and $.91 and $.94 for the six months ended June 30, 1997 and 1996.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Consolidated net sales for the second quarter of 1997 of $304,000,000 was an increase of 3 percent over the second quarter 1996 sales of $295,200,000. Sales for the first six months of 1997 of $604,700,000 increased 3 percent over the $584,400,000 for the same period last year. Sales in the U.S. for the second quarter of 1997 were $198,700,000, an increase of 4 percent from 1996, while international sales were 105,300,000, up 1 percent against last year. The impact of a strengthening dollar in the second quarter decreased sales outside the U.S. by 7 percent. For the first six months of 1997, U.S. sales totaled $397,000,000, up 3 percent, while international sales increased 4 percent to $207,700,000. Currency translation for the first half of 1997 decreased international sales by approximately 6 percent and decreased worldwide sales by approximately 2 percent.

PRODUCT GROUP SUMMARY OF NET SALES
(in thousands)
                Quarter Ended June 30,  Six Months Ended June 30,
                                 Percent                  Percent
                 1996     1995   Change   1996     1995   Change
Vascular       $116,100 $107,700    8   $227,700 $210,300    8
Urology          76,200   75,300    1    154,200  148,300    4
Oncology         55,100   52,700    5    110,400  105,700    4
Surgery          32,300   28,100   15     62,900   56,100   12
  Sub-Total
  Emphasis
  Products     $279,700  263,800    6   $555,200 $520,400    7
Other            24,300   31,400  (23)    49,500   64,000  (23)
  Total
  Worldwide    $304,000 $295,200    3   $604,700 $584,400    3

Increased graft sales due to the IMPRA acquisition contributed to the 8 percent increase in vascular sales for the quarter. Basic drainage products contributed to the urology increase of 1 percent for the quarter. Second quarter increases in specialty access products and mesh were primarily responsible for the 5 and 15 percent growth in the oncology and surgery categories, respectively.

               C. R. BARD, INC. AND SUBSIDIARIES

The gross profit margin increased to 52.6 percent from 51.4 percent for the six months ended June 30, 1997 and 1996, respectively, mainly as a result of product mix and favorable variances.

Other income and expense is composed primarily of recurring items such as interest income and foreign exchange. In addition, in the second quarter of 1997 other income includes the gain from the sale of an investment of approximately $1,800,000. In the second quarter of 1996, other income included a one-time credit of $2,500,000 related to the elimination of a contractual arrangement.

The Company's results for the quarter ended June 30, 1997 were net income of $26,200,000 or $.46 per share as compared with $27,500,000 or $.48 per share for the same quarter in 1996.

During the first six months of 1997 and 1996, the Company acquired 275,000 and 593,900, respectively, of its common shares which were retired.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 12.1 - Computation of Ratio of Earnings to Fixed
         Charges

    (b)  Exhibit 27 - Financial Data Schedule

    (c) There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 1997.

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

Date:  August 1, 1997