Form 10-Q
period 1997-09-30
BARD C R INC /NJ/
filed 1997-11-13
CIK 9892

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

             For the quarter ended September 30, 1997
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

                                    Yes    X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                 Outstanding at October 31, 1997
Common Stock - $.25 par value                56,906,487

                C. R. BARD, INC. AND SUBSIDIARIES

                              INDEX
                                                     Page No.
PART I - FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets -
September 30, 1997 and December 31, 1996                 1

Condensed Statements of Consolidated Income
and Retained Earnings For The Quarter and
Nine Months Ended September 30, 1997 and 1996            2

Condensed Consolidated Statements of
Cash Flows For The Nine Months Ended
September 30, 1997 and 1996                              3

Notes to Condensed Consolidated Financial
Statements                                               4

Management's Discussion and Analysis of
Financial Condition and Results of Operations            7

PART II - OTHER INFORMATION                             10

                C. R. BARD, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS
                      (thousands of dollars)
                                   September 30,   December 31,
                                      1997             1996
                                   (Unaudited)
ASSETS
Current Assets:
  Cash and short-term investments  $   40,300     $    78,000
  Accounts receivable, net            237,100         245,400
  Inventories                         247,900         245,000
  Other current assets                 22,900           8,500
    Total current assets              548,200         576,900
Property, plant and equipment,net     217,700         226,100
Intangible assets, net of
 amortization                         421,200         447,200
Other assets                           93,900          82,300
                                   $1,281,000      $1,332,500

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
  Short-term borrowings and current
    maturities of long-term debt   $  101,300      $  148,200
  Accounts payable                     50,400          59,200
  Accrued expenses                    161,200         121,500
  Federal and foreign income
   taxes                               15,500           7,300
    Total current liabilities         328,400         336,200
Long-term debt                        340,800         342,800
Other long-term liabilities            50,100          52,000
Shareholders' Investment:
  Preferred stock, $1 par value,
    authorized 5,000,000 shares;
    none issued                           ---             ---
  Common stock, $.25 par value,
    authorized 300,000,000 shares;
    issued and outstanding 56,971,676
    shares and 56,985,983 shares       14,200          14,300
  Capital in excess of par value       98,700          77,500
  Retained earnings                   496,100         506,700
  Other                               (47,300)          3,000
                                      561,700         601,500
                                   $1,281,000      $1,332,500

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED INCOME AND RETAINED EARNINGS
               (thousands except per share amounts)
                          (Unaudited)
                   For The Quarter Ended  For Nine Months Ended
                       September 30,           September 30,
                     1997       1996         1997      1996
Net sales           $297,500  $295,800     $902,200  $880,200
Costs and expenses:
 Cost of goods sold   139,300  146,600      426,200   430,500
 Marketing,selling and
    administrative    97,700    90,200      288,400   266,600
 Research and
    development       21,600    18,700       64,200    57,800
 Costs to combine
    operations           ---     9,000          ---     9,000
 Interest Expense      8,200     6,600       24,900    18,700
 Other (income)
  expense, net        35,700     9,500       27,900    32,800
Total costs and
  expenses           302,500   280,600      831,600   815,400
Income (loss) before
  taxes               (5,000)   15,200       70,600    64,800
Provision(benefit)for
  income taxes        (1,200)    3,800       22,100    (1,200)
Net income (loss)     (3,800)   11,400       48,500    66,000
Retained earnings,
 beginning of period 530,900   494,900      506,700   478,900
Treasury stock
 retired             (20,700)   (3,800)     (29,400)  (24,100)
Cash dividends       (10,300)   (9,700)     (29,700)  (28,000)
Retained earnings,
  end of period     $496,100  $492,800     $496,100  $492,800
Weighted average shares
  outstanding                                57,054    57,062
Net income (loss)
  per share        $   (.07)  $    .20     $    .85  $   1.16
Cash dividends per
  share             $    .18  $    .17     $    .52  $    .49

The accompanying notes to consolidated financial statements are an integral part of these statements.

                C. R. BARD, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (thousands of dollars)
                          (Unaudited)
                                        For The Nine Months Ended
                                               September 30,
                                           1997           1996
Cash flows from operating activities:
    Net income                          $ 48,500        $ 66,000
    Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Depreciation and amortization      44,500          42,500
       Gain on sale of assets            (17,800)            ---
       Other noncash items                43,400          14,600
    Changes in assets and liabilities:
       Current assets                    (32,400)        (27,400)
       Current liabilities                (8,400)         (5,300)
       Other                              (2,000)        (16,800)
                                          75,800          73,600
Cash flows from investing activities:
    Capital expenditures                 (25,200)        (24,600)
    Payments made for purchases of
       businesses                         (6,500)       (193,800)
    Proceeds from the sale of a product
       line                               24,000             ---
    Other long-term investments,
       net                               (13,400)        (15,100)
                                         (21,100)       (233,500)
Cash flows from financing activities:
    Purchase of common stock             (29,600)        (24,300)
    Dividends paid                       (29,700)        (28,000)
    Short-term borrowings and other      (31,800)        233,600
    Long-term borrowings                  (2,000)         (3,400)
                                         (93,100)        177,900
Net increase (decrease) in cash and
    cash equivalents                     (38,400)         18,000
Balance at January 1,                     63,600          37,400
Balance at September 30,                $ 25,200        $ 55,400

The accompanying notes to consolidated financial statements are an integral part of these statements.

                C. R. BARD, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial statements contained in this filing have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and have not been audited, however, C. R. Bard, Inc. ("Bard" or the "Company") believes that it has included all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial condition and results of operations at and for these periods. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements as filed by the Company in the 1996 Annual Report on Form 10-K.

Accounting Policies

Included in the balance sheet caption "Cash and short-term investments" are short-term investments which have maturities greater than ninety days and amounted to approximately $15,100,000 at September 30, 1997. These investments have not been treated as cash and cash equivalents for cash flow presentation purposes.

The Company enters into foreign exchange options to help reduce the exposure to fluctuations between certain currencies. These off-balance sheet options are accounted for on a mark-to-market basis. The gains and losses associated with these options are recorded on the income statement as "other income and expense" and on the balance sheet as "other current assets" or "accrued expenses".
Cash flows associated with the settlement of these options are reflected as operating activities.

Effective for fiscal years ending after December 15, 1997, the Company is required to adopt Statement of Financial Accounting Standard No. 128 "Earnings Per Share" ("FAS 128"). FAS 128 requires the presentation of basic earnings per share and diluted earnings per share. "Basic earnings per share" represents net income divided by the weighted average shares outstanding and is consistent with the Company's historical presentation. "Diluted earnings per share" represents net income divided by weighted average shares outstanding adjusted for the incremental dilution of

                C. R. BARD, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounting Policies (continued)

outstanding employee stock options and awards. Diluted earnings per share would have been ($.07) and $.19, respectively for the three months ended September 30, 1997 and 1996 and $.84 and $1.15, respectively, for the nine months ended September 30, 1997 and 1996.

Acquisitions and Dispositions

On July 1, 1997 Bard completed the sale of its surgical suction product line for approximately $24,000,000. Other (income) expense includes a gain of $17,800,000 ($.19 per share after tax) related to the sale of this product line. The surgical suction line had annual revenues of approximately $25,000,000.

On September 16, 1996 Bard completed the acquisition of IMPRA, Inc. ("IMPRA"). IMPRA, a privately held company, developed, manufactured and marketed vascular grafts used for blood vessel replacement surgery. The purchase and acquisition costs which approximated $155,400,000 were financed with commercial paper. The merger was accounted for under the purchase method of accounting.

Short Term Borrowings and Long-Term Debt

In 1996 Bard initiated a $350,000,000 commercial paper program backed by the Company's committed line of credit. Borrowings of $120,000,000 under the Company's commercial paper program have been classified as long-term debt because the Company has both the intention and ability to refinance these amounts on a long-term basis.

In June 1996 the Company filed a shelf registration with the Securities and Exchange Commission for the future issuance of up to $200,000,000 of long-term debt. As part of the registration, in December 1996, the Company issued $150,000,000 of long-term notes due 2026. The effective interest rate, including the financing costs, is 7.17%. These notes may be redeemed at the option of the note holder on December 1, 2006, at a redemption price equal to the principal amount. As a result of the long-term debt offering, the Company amended its commercial paper program and committed line of credit from $350,000,000 to $300,000,000 effective January 1, 1997.

                C. R. BARD, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restructuring Charges

During the third quarter of 1996, the Company announced and committed to a plant closing which resulted in a $10,000,000 restructuring charge. As a result of a continuing extensive review of operations, during the third quarter of 1997, management and the Board of Directors authorized and committed the Company to a restructuring of its global manufacturing operations. Five manufacturing facilities will be closed, four additional facilities will be downsized and several European distribution centers will be consolidated. The products manufactured at these locations will be redeployed to other facilities including a new plant. These restructuring activities are in process and will be completed over the next 24 months. The restructuring plan resulted in a charge of $44,100,000 ($30,100,000 net of tax or $.53 per share) exclusive of certain period costs which are required to be expensed as incurred over the next two years. The charge has been included in other (income) expense in the accompanying September 30, 1997 statement of consolidated income and retained earnings.

Income Taxes

During the third quarter of 1997, the Company filed a protest at the IRS appeals level related to tax years 1990-1992. Management believes that the outcome of these matters will not have a material impact on the Company's consolidated financial position or results of operations.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Consolidated net sales for the third quarter of 1997 of $297,500,000 was an increase of 1 percent over the third quarter 1996 sales of $295,800,000. Sales for the first nine months of 1997 of $902,200,000 increased 2 percent over the $880,200,000 for the same period last year. Sales in the U.S. for the third quarter of 1997 were $194,700,000, flat with 1996, while international sales were up 3 percent against the prior year's quarter. The impact of a strengthening dollar in the third quarter of 1997 decreased sales outside the U.S. by 8 percent. For the first nine months of 1997, U.S. sales totaled $591,600,000, up 2 percent, while international sales increased 3 percent to $310,600,000. Currency translation for the first nine months of 1997 decreased worldwide sales by approximately 2 percent.

PRODUCT GROUP SUMMARY OF NET SALES
(in thousands of dollars)

                   Quarter Ended           Nine Months Ended
                   September 30,             September 30,
                                 %                           %
               1997      1996   Change    1997      1996   Change
Vascular     $113,300  $103,200   10    $341,000  $313,500    9
Urology        79,200    77,000    3     233,400   225,300    4
Oncology       56,300    53,100    6     166,700   158,800    5
Surgery        32,600    29,700   10      95,500    85,800   11
 Sub-Total -
  Emphasis
  Products    281,400   263,000    7     836,600   783,400    7
Other          16,100    32,800  (51)     65,600    96,800  (32)
   Total-
   Worldwide $297,500  $295,800    1    $902,200  $880,200    2

Increased graft sales due to the IMPRA acquisition contributed to the 10 percent increase in vascular sales for the quarter. Basic drainage and continence products contributed to the urology increase of 3 percent for the quarter. Third quarter increases in specialty access products and mesh were primarily responsible for the 6 and 10 percent growth in the oncology and surgery categories, respectively.

Gross profits of 53.2 percent for the quarter and 52.8 percent for the nine- month period in 1997 were higher than in 1996 primarily due to product mix and favorable variances.

                C. R. BARD, INC. AND SUBSIDIARIES

The 1996 costs to combine operations of $9,000,000 relate to noncapitalizable expenses for the IMPRA acquisition.

In addition to recurring items such as foreign exchange and interest income, other income and expense in the third quarter of 1997 includes the gain on the sale of the surgical suction product line and a manufacturing restructuring charge previously described. In addition, third quarter of 1997's other income and expense includes a charge for the impairment of several investments, intangible assets and the settlement of a legal claim. The combination of these other items was $10,000,000 ($6,000,000 net of tax or $.11 per share). For the third quarter of 1996, other income and expense included a charge of $10,000,000 for manufacturing restructuring.

The manufacturing restructuring charge which was taken in the third quarter of 1997 relates to activities which will be completed during the next twenty-four months and when completed are estimated to result in annual pretax cost savings of approximately $43,000,000 annually. These cost savings will take several years to be fully realized. Management's current estimates show no cost savings in 1998, cost savings of approximately 21 cents per share in 1999 and cost savings of approximately 40 cents per share in the year 2000 and beyond.

The Company's results for the quarter ended September 30, 1997 were a net loss of $3,800,000 or negative 7 cents per share as compared with net income of $11,400,000 or 20 cents per share for the same quarter in 1996.

Total borrowing decreased from $491,000,000 at December 31, 1996 to $442,100,000 at September 30, 1997. The decrease is a reflection of the Company's positive cash flow from operations and the proceeds from the sale of the surgical suction product line.

During the first nine months of 1997 and 1996, the Company acquired 855,200 and 713,700 shares, respectively, of its common stock which were retired.

                C. R. BARD, INC. AND SUBSIDIARIES

Year 2000 Expenditures

The Company utilizes software and related technologies that will be affected by the date change in the year 2000. The Company's third quarter 1997 marketing, selling and administrative expense includes $1,200,000 for Year 2000 expenditures incurred to date. Management believes that the Company will incur additional expenses of $2,300,000 in the fourth quarter of 1997, $5,000,000 in 1998 and
$1,000,000 in 1999.

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained herein or in other Company documents and certain statements that may be made by management of the Company orally, including statements regarding cost savings from manufacturing restructuring, may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Because actual results are affected by risks and uncertainties, the Company cautions investors that actual results may differ materially from those expressed or implied. Factors which could cause the actual results to differ materially from expected and historical results include, but are not limited to: health care industry consolidation resulting in customer demands for price concessions, competitor's attempts to gain market share through aggressive marketing programs; fewer medical procedures performed in a cost-conscious environment; the lengthy approval time by the FDA or other government authorities to clear medical devices for commercial release; unanticipated product failures; legislative or administrative reforms to the U.S. Medicare and Medicaid systems or other non-U.S. reimbursement systems in a manner that would significantly reduce reimbursements for procedures using the Company's medical devices; the acquisition of key patents by competitors that would have the effect of excluding the Company from new market segments; the uncertainty of whether increased research and development expenditures will result in increased sales; unpredictability of existing and future litigation including litigation regarding product liability; uncertainty related to tax appeals and litigation; price increases from the Company's suppliers of critical components; foreign currency fluctuations; unanticipated business disruptions from Year 2000 issues; the risk that the Company may not achieve manufacturing or administrative efficiencies as a result of the Company's recent restructuring or in the integration of recently acquired businesses.

                C. R. BARD, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibit 12.1 - Computation of Ratio of Earnings to Fixed
          Charges

     (b)  Exhibit 27 - Financial Data Schedule

     (c) There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 1997.

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

DATE:  November 13, 1997

EXHIBIT INDEX

Exhibit No.   Description

Exhibit 12.1  Computation in Support of Ratio of Earnings to
              Fixed Charges

Exhibit 27    Financial Data Schedule