Form 10-K
period 1997-12-31
BARD C R INC /NJ/
filed 1998-03-11
CIK 9892

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549

                            FORM 10-K
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

           For the fiscal year ended December 31, 1997
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $1,982,230,016 based on the closing price of stock traded on the New York Stock
Exchange on February 27, 1998. As of February 27, 1998, there were 56,829,989 shares of Common Stock, $.25 par value per share, outstanding.

The company's definitive Proxy Statement dated March 6, 1998 has been incorporated by reference with respect to certain information contained therein in Part III and Part IV of this Form 10-K.

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

1997 sales of $1.214 billion increased 2% from 1996. Net income for 1997 totaled $72.3 million compared with $92.5 million in 1996. Basic and diluted earnings per share were $1.27 and $1.26, respectively, in 1997. Basic and diluted earnings per share were $1.62 and $1.61, respectively in 1996.

Acquisitions and Dispositions

The first quarter of 1997 included a sale of a product line which resulted in a pretax gain of $4.9 million ($.05 basic and diluted per share). The third quarter of 1997 included the sale of the surgical suction product line which resulted in a pretax gain of $17.8 million ($.19 basic and diluted per share).

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

In September 1995, the company completed a merger with MedChem
Products, Inc. ("MedChem") issuing 3,192,345 shares of its common stock in exchange for all outstanding common stock of MedChem. In October 1995, the company completed a merger with American Hydro-Surgical Instruments, Inc. ("AHS") issuing 1,338,446 shares of its common stock in exchange for all outstanding common stock of AHS.
These mergers have been accounted for as poolings of interests.

Product Group Information

Bard is engaged in the design, manufacture, packaging, distribution and sale of medical, surgical, diagnostic and patient care devices. Hospitals, physicians and nursing homes purchase approximately 90% of the company's products, most of which are used once and discarded.

The company now reports its sales using five new product group categories. Designed around the concept of disease state management, three of Bard's new product group categories are: vascular diagnosis and intervention, urological diagnosis and intervention, and oncological diagnosis and intervention. In addition the company maintains and grows a fourth product group of surgical specialties which does not fit conveniently into this disease-state focus. The other category contains de-emphasized products and discontinued product lines.

The following table sets forth for the last three years ended
December 31, 1997, the approximate percentage contribution by product line to Bard's consolidated net sales. The figures are on a worldwide basis.
                             Years Ended December 31,
                             1997      1996      1995
  Vascular                    38%       36%        36%
  Urology                     26%       25%        26%
  Oncology                    18%       18%        18%
  Surgery                     11%       10%        10%
  Other                        7%       11%        10%
       Total                 100%      100%       100%

Narrative Description of Business

General

Historically, Bard has been known for its products in the urological field, where its Foley catheter is the leading device for bladder drainage. Today, Bard's largest product group is in vascular diagnosis and intervention, contributing approximately 38% of consolidated net sales.

Bard continually expands its research toward the improvement of existing products and the development of new ones. It has pioneered in the development of disposable medical products for standardized procedures.

Bard's domestic sales may be grouped into four principal product lines: vascular diagnosis and intervention, urological diagnosis and intervention, oncological diagnosis and intervention, and surgical specialties. International sales include most of the same products manufactured and sold by Bard's domestic operations. Domestic and international sales are combined for product group sales presentation.

Vascular Diagnosis and Intervention - Bard's line of vascular diagnosis and intervention products includes balloon angioplasty catheters, steerable guidewires, guide catheters and inflation devices; angiography catheters and accessories; introducer sheaths; electrophysiology products including cardiac mapping and electrophysiology laboratory systems, and diagnostic and temporary pacing electrode catheters; coronary stents; fabrics and meshes for vessel repair; implantable blood vessel replacements; cardiopulmonary support systems; and blood oxygenators and related products used in open-heart surgery. See the first paragraph of
Item 3.  Legal Proceedings on Page I-6 for additional information.

Urological Diagnosis and Intervention - Bard offers a complete line of urological diagnosis and intervention products including Foley catheters, procedural kits and trays and related urine monitoring and collection systems; ureteral stents; and specialty devices for incontinence, endoscopic procedures and stone removal.

Oncological Diagnosis and Intervention - Bard's line of oncological diagnosis and intervention products include biopsy and other cancer detection products; specialty access catheters and ports; and gastroenterological products.

Surgical Specialties - Bard's surgical specialties products include meshes for hernia repair; irrigation devices for orthopaedic and laparoscopic procedures; laparoscopic accessories; and topical hemostasis.

International - Bard markets vascular, urological, oncological and surgical specialties products throughout the world. Principal markets are Japan, Canada, the United Kingdom and continental Europe. Approximately 55% of the sales outside the United States are of products manufactured by Bard in its facilities in Canada, France, Germany, Ireland, Malaysia and the United Kingdom. The balance of the sales are from products manufactured in the continental United States, Puerto Rico or Mexico for export. Bard's foreign operations are subject to the usual risks of doing business abroad, including restrictions on currency transfer, exchange fluctuations and possible adverse government regulations. See p. II-28 Note 10 in the Notes to Consolidated Financial Statements for additional information.

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

Sales to a distributor, which supplies the company's products to many end-users, accounted for approximately 10% of the company's sales and the five largest distributors combined accounted for approximately 23% of such sales.

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

Raw Materials

The company uses a wide variety of readily available plastics, textiles, alloys and rubbers for conversion into its devices. Two large, U.S.-based chemical suppliers have sought to restrict the sale of certain of their materials to the device industry for use
in implantable products.   Although  one  guiding  principle in the
adoption of this policy is the avoidance of negative economic effect on the health care industry, a small portion of the company's product lines may face a short-term threat to the continuity of their raw material supply. Such suppliers have indicated that their action is based on product liability concerns. Bard and the medical device industry are working to resolve this problem in general and with these suppliers to assure a continuing supply of necessary raw materials. Bard is working to maintain a supply of qualified materials by developing new suppliers and increasing inventories of important stocks.

Environment

The company continues to address current and pending environmental regulations relating to its use of Ethylene Oxide for the sterilization of some of its products. The company is complying with regulations reducing permitted ETO emissions by installing scrubbing equipment and adjusting its processes. The company believes that continuing costs for environmental activities will not significantly affect earnings or competitive position.

Employees

The company employs approximately 9,550 persons.

Seasonality

The company's business is not affected to any material extent by seasonal factors.

Research and Development
The company's research and development expenditures amounted to approximately $85,800,000 in 1997, $77,300,000 in 1996 and
$75,600,000 in 1995.

Item 2.  Properties

The executive offices of the company are located in Murray Hill, New Jersey in facilities which the company owns. Domestic manufacturing and development units are located in Arizona, Georgia, Kansas, Massachusetts, Michigan, New Jersey, New York, Ohio, Puerto Rico, South Carolina, Texas, Utah and Washington. Sales offices and distribution points are in these locations as well as others.

Outside the U.S., the company has plants or offices in Australia, Austria, Belgium, Canada, China, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Korea, Malaysia, Mexico, the Netherlands, Norway, Portugal, Singapore, Spain, Sweden, Switzerland and the United Kingdom.

The company owns approximately 2,286,000 square feet in 23 locations and leases approximately 1,361,000 square feet of space in 66 locations.

All these facilities are well maintained and suitable for the operations conducted in them.

Item 3.  Legal Proceedings

On October 14, 1993, the company entered into a Plea Agreement with the Department of Justice in connection with charges stemming from violations, primarily during the 1980s by the company's USCI Division, of the Federal Food, Drug and Cosmetic Act and other statutes. The commitments agreed to in the plea agreement expired on October 14, 1997.

On October 6, 1995, Trimedyne, Inc. filed a complaint in State Court in California alleging breach of contract, fraud and negligent misrepresentation by the company in connection with its performance under a Development, Supply and License Agreement dated June 28, 1991, concerning side-firing laser products (Urolase ).
In addition, the complaint alleges that the company has failed to pay for product purchased, along with certain other charges. Trimedyne, Inc. seeks damages totaling $72 million plus punitive damages. The case has been removed to the Federal District Court and transferred to the District of New Jersey. The company believes it has some liability to the plaintiff for certain goods ordered; however, the amount is in dispute. Except as to this claim, the company believes that it has meritorious defenses to this action.

During 1993, the United States Environmental Protection Agency (the "EPA") notified the company's Urological division that it may be a potentially responsible party relative to clean-up of the Frontier Chemical site in Niagara Falls, New York. In September, 1993, the company entered into a consent order concerning the first phase of the clean-up, which was a drum removal action. The company's liability for the first phase was $119,000. A second phase of remedial action involves removal of waste in several large tanks. The company's liability for this phase was assessed at less than $15,000. The third phase of remedial action involves soil and groundwater contamination. The company's responsibility, if any, for clean up of this phase is unknown at this time, but it is believed that the final resolution of this matter is not expected to have a material adverse financial impact on the company.

During 1992, the EPA notified the company that it had been identified as a potentially responsible party in connection with an ongoing investigation of the Solvents Recovery Service of New England site in Southington, Connecticut. Although the full extent of liability in this case is unknown, the company has been identified with less than one-half percent of the total gallonage of waste materials. In June of 1995, together with several hundred other parties, the company entered into two consent orders to perform the remedial investigation and feasibility study and two removal actions with respect to groundwater contamination. The final resolution of this matter is not expected to have a material adverse financial impact on the company.

The company is also subject to other legal proceedings and claims which arise in the ordinary course of business.

Item 4.  Results of Votes of Security Holders

Not applicable.

Executive Officers of the Registrant

Set forth below is the name, age, position, five year business history and other information with respect to each executive officer of the company as of March 1, 1998. No family relationships exist among the officers of the company.

     Name                Age           Position

William H. Longfield     59       Chairman and
                                  Chief Executive Officer
                                  and Director


Benson F. Smith          50       President and
                                  Chief Operating Officer
                                  and Director


William C. Bopp          54       Executive Vice President
                                  and Chief Financial
                                  Officer and Director


Guy J. Jordan            49       Group President


Timothy M. Ring          40       Group President


William T. Tumber        63       Senior Vice President


John H. Weiland          42       Group President


James R. Adwers, M.D.    54       Vice President - Medical
                                  Affairs


E. Robert Ernest         57       Vice President - Planning
                                  and Development


Richard A. Flink         63       Vice President, General
                                  Counsel and Secretary


Christopher D. Ganser    45       Vice President - Quality
                                  Assurance

Hope Greenfield          46       Vice President - Human
                                  Resources


Charles P. Grom          50       Vice President and
                                  Controller


Richard D. Manthei       62       Vice President-Scientific
                                  Affairs


Earle L. Parker          54       Vice President and
                                  Treasurer

All officers of the company are elected annually by the Board of Directors.

William H. Longfield joined Bard in 1989 as executive vice president and chief operating officer. Prior to joining the company was president and chief executive officer of Cambridge Group, Inc. Previously was executive vice president-operations of Lifemark, Inc. and, prior thereto, was employed by American Hospital Supply Corporation where he held a number of positions including president of the Convertors division. Elected president and chief operating officer in 1991, elected president and chief executive officer in 1994 and to present position in 1995. Elected to Board of Directors in 1990.

Benson F. Smith joined Bard in 1980, having been national sales manager at Davol Inc. Promoted to general manager of Bard Electro Medical Systems in 1983, to vice president and general manager of Bard Home Health division in 1986 and to president of Bard Urological division in 1987. Promoted to group executive in 1990 and to group vice president in 1991. Elected executive vice president-operations in 1993, executive vice president and chief operating officer in 1994, and to present position in 1995. Elected to Board of Directors in 1994.

William C. Bopp joined Bard in 1980 as controller for Bard International, Inc. Prior to joining Bard was with Allied Corporation since 1968 in various corporate and division financial positions. Promoted to assistant corporate controller in January 1983. Elected treasurer in July 1983, vice president and treasurer in 1988, senior vice president and chief financial officer in 1992 and to present position in 1995. Elected to Board of Directors in 1995.

Guy J. Jordan joined Bard in 1986 as director of research and development for USCI. Promoted to vice president for specialty access products in 1990 for Davol. In 1991 promoted to vice president and general manager of Bard Access Systems and became president of the division in 1993. Elected to group vice president in October 1996 and to present position in April 1997. Prior to joining Bard, he was with American Cyanamid Corporation.

Timothy M. Ring joined Bard as vice president-human resources in June 1992. Prior to joining the company was with Abbott
Laboratories, Inc. for ten years, most recently with their Hospital Products division as director of personnel. Elected to group vice president in 1993 and to present position in 1997.

William T. Tumber joined Bard in 1980, through the acquisition of Davol Inc. where he was director of employee relations. Promoted to vice president-manufacturing of Davol in 1980, vice president and general manager in 1988 and to president in 1990. Promoted to group executive in 1990, to group vice president in 1991 and appointed to present position in 1996.

John H. Weiland joined Bard in 1996 as group vice president. Prior to joining the company, was senior vice president, at Dentsply International. Previously served as president and chief executive officer of Pharmacia Diagnostics, Inc. and was with American Hospital Supply and Baxter Healthcare. Served one year as a White House Fellow in the role of Special Assistant in the Office of Management and Budget. Elected to present position in 1997.

James R. Adwers, M.D. joined Bard in 1995 as regional vice president, surgical group, corporate medical affairs. Promoted to staff vice president of the corporate medical affairs group in 1996. Prior to joining the company, he held medical affairs positions with Becton, Dickinson and Company and Technomed
International.  Promoted to present position in 1997.

E. Robert Ernest joined Bard as director of market research and business development in 1977. Prior to joining Bard he was with Abbott Laboratories for ten years. Promoted to vice president-business development in 1979 and named to present position in 1994.

Richard A. Flink joined Bard as associate general counsel in 1970, named general counsel in 1971, vice president and general counsel in 1973 and elected to the additional position of secretary in 1985. Prior to joining Bard was with the law department of Becton, Dickinson and Company.

Christopher D. Ganser joined Bard in 1989 as manager-quality assurance in the Moncks Corner facility. Promoted to division manager-quality control operations in 1991 and to director of quality assurance of Bard Urological division in 1992. Promoted to present position in 1994. Prior to joining Bard, he held several quality assurance positions with Kendall McGaw.

Hope Greenfield joined Bard in 1995 in her present position. Prior to joining the company, she was with Digital Equipment Corporation for sixteen years where she served as human resources director and vice president for various divisions.

Charles P. Grom joined Bard in 1977 as corporate accounting manager and promoted to corporate cost and budget manager in 1980. Served as division controller for various Bard Divisions between 1981 and 1988 when he was promoted to assistant corporate controller. Elected controller in 1994 and to his present position in 1995.

Richard D. Manthei joined Bard in 1996 in his current position. Prior to joining the company, he was a partner in the law firm of McKenna and Cuneo in Washington, D.C., where he chaired the Food, Drug, Cosmetic, and Medical Device Department. He previously served as managing partner at Burditt, Bowles and Radzius. He held prior positions with American Hospital Supply Corporation and Baxter International, Inc.

Earle L. Parker joined Bard in 1979 as corporate cost and budget manager. Promoted to assistant controller of Bard Urological division in 1980, to controller of USCI division in 1981 and to vice president and controller in 1985. Promoted to vice president-operations of USCI division in 1990, to vice president and general manager of USCI Angiography division in 1991, to treasurer in 1992 and to present position in 1994.

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

                           Quarters
                1st      2nd       3rd         4th      Year
    1997
    High      28-3/4   36-3/4    39          34-7/8    39
    Low       26-3/8   27-7/8    32-11/16    26-1/2    26-3/8
    Close     28-1/2   36-5/16   34          31-5/16   31-5/16

    1996
    High      37-3/8   37        34-3/8      32-3/4    37-3/8
    Low       29-1/2   31-7/8    28-3/4      25-7/8    25-7/8
    Close     35-5/8   34-1/8    31-1/8      28        28

Approximate Number of Equity Security Holders
                                   Approximate Number
                                    of Record Holders
      Title of Class             as of February 27, 1998
Common Stock - $.25 par value            6,973*

*Included in the number of shareholders of record are shares held in "nominee" name.

Dividends

The company paid cash dividends of $40,000,000 or $.70 per share in 1997 and $37,700,000 or $.66 per share in 1996. The following table illustrates the quarterly rate of dividends paid per share.

                   Quarters
         1st     2nd     3rd    4th     Year
  1997  $ .17   $ .17   $ .18  $ .18   $ .70
  1996  $ .16   $ .16   $ .17  $ .17   $ .66

In December 1997, the first quarter dividend of $.18 per share was declared, indicating an annual rate of $.72 per share. The first quarter dividend was paid on February 6, 1998 to shareholders of record on January 26.

Item 6. Selected Financial Data

(Thousands of dollars except per share amounts)
               1997       1996        1995       1994       1993
INCOME STATEMENT DATA
Net sales   $1,213,500 $1,194,400  $1,137,800 $1,064,600 $1,008,800
Net income      72,300     92,500      86,800     75,600     57,800
BALANCE SHEET DATA
Total assets$1,279,300  $1,332,500 $1,091,000 $1,043,100 $  881,400
Working
 capital       252,900    240,700     230,600     72,300    165,200
Long-term
 debt          340,700    342,800     198,400     93,400     82,100
Total debt     443,700    491,000     265,300    294,000    171,000
Shareholders'
 investment    573,100    601,500     564,600    495,400    439,900
COMMON STOCK DATA
Basic earnings
 per share  $     1.27 $     1.62  $     1.53 $     1.34 $     1.02
Diluted earnings
 per share  $     1.26 $     1.61  $     1.52 $     1.33 $     1.01
Cash dividends
 per share         .70        .66         .62        .58        .54
Shareholders'
 investment
 per share  $    10.09 $    10.56  $     9.89 $     8.77 $     7.77
Average shares
 outstanding
  (000's)       56,971     57,090      56,731     56,461     56,692
SUPPLEMENTARY DATA
Return on average
 shareholders'
 investment      12.3%      15.9%       16.4%      16.2%      13.1%
Net income/net
 sales            6.0%       7.7%        7.6%       7.1%       5.7%
Days-accts
 rec.            69.6       70.3        66.7       62.3       60.7
Days-
 inventory      151.9      151.7       149.4      143.6      135.9
Total debt/
 total
 capitaliza-
 tion            43.6%      44.9%       32.0%      37.2%      28.0%
Interest
 expense    $   32,900 $   26,400  $   24,200 $   16,300 $   12,500
R&D expense     85,800     77,300  $   75,600 $   71,600 $   67,500
# of emp.        9,550      9,800       9,400      8,900      8,650
Net sales per
 employee   $    127.1 $    121.9  $    121.0 $    119.6 $    116.6
Net income per
 employee   $      7.6 $      9.4  $      9.2 $      8.5 $      6.7

Item 7. Management's Discussion and Analysis of Results of Operations and of Financial Conditions

General

Bard is a leading multinational developer, manufacturer and marketer of products for the large and growing health care industry. Worldwide health care expenditures approximated $2.4 trillion in 1997 with about half that amount spent in the United States. Bard's segment of this industry, itself a multi-billion dollar market, is primarily specialized products used mainly in hospitals, in outpatient centers and in physician's offices to meet the needs of the medical profession in caring for their patients. The company seeks to focus and concentrate on selected diseases with cost-effective, innovative products and specialized sales forces to maximize Bard's opportunities in managing these diseases.

Summary Results

Consolidated net sales increased 2% in 1997. Growth was negatively affected by divested and de-emphasized product lines, sales denominated in foreign currencies that weakened against the U.S. dollar and a continued reduction in average selling prices. Net income and basic earnings per share in 1997 and 1996 were both affected by one-time items. In 1997 the major one-time item was a $44.1 million ($30.1 million after-tax) charge for the company's manufacturing restructuring plan. The plan relates to activities which will be implemented during the next twenty-one months and when completed are estimated to result in pretax cost savings of approximately $43 million annually. The company's current estimates show a savings of approximately 21 cents per share in 1999 and approximately 40 cents per share in the year 2000 and beyond. Please refer to page II-5 of this financial review for a summary of one-time items affecting income in the last three years.

Results of Operations - 1997 vs. 1996

Net sales rose 2% to $1.214 billion. Divested and de-emphasized product lines reduced the growth in 1997 sales by 4%. Price reductions totaled about 1.5% and the stronger dollar reduced reported sales by 2%. Excluding these items, sales would have grown approximately 9%.

Sales of vascular products rose 5% in 1997. Radiology devices showed strong growth, primarily in U.S. markets. A full year of sales of graft products from the acquisition of IMPRA, Inc. in September 1996 added significantly to the growth rate of vascular products.

Urology product sales grew 5% in 1997. The Infection Control Foley catheter and the Contigen Bard collagen implant provided the growth in this area.

Sales of oncology products increased 5% in 1997. Specialty venous access devices showed good growth, particularly in international markets. Biopsy products had good growth in U.S. markets.

Sales of surgical specialty products grew 11% in 1997, propelled by high growth worldwide of mesh products used primarily for hernia repair.

The four product areas discussed above are Bard's emphasis products which accounted for over 93% of total sales in 1997. The combined growth of emphasis products was 6% in 1997 and would have grown 8% without the negative impact of foreign currencies.

Other product group sales declined 34% in 1997, primarily as a result of the sale and discontinuance of several product lines.

Net sales by product group for the last three years (in millions)
are:
                           1997        1996       1995
Vascular                 $  457.6    $  434.7   $  410.2
Urology                     319.1       304.1      286.5
Oncology                    224.5       214.2      197.6
Surgery                     129.2       116.4      105.9
Total emphasis products   1,130.4     1,069.4    1,000.2
Other                        83.1       125.0      137.6
Net sales                $1,213.5    $1,194.4   $1,137.8

Sales in the United States rose 1% in 1997 to $793.2 million, representing 65% of worldwide sales. Sales of emphasis products rose 8% while the decline in de-emphasized product resulted in the small overall increase in U.S. sales. Vascular and surgical specialty product areas provided the best growth in the U.S.

Sales outside the U.S. increased 2% in 1997 and would have grown 9% without the effect of a 7% reduction in foreign currency translation. In local currency values, Bard experienced solid sales gains in vascular grafts (helped by the acquisition of IMPRA in 1996), specialty access devices, mesh products and basic urological drainage devices. The geographic breakdown of sales outside the U.S. for the last three years is:

                             1997      1996      1995
Europe, Middle East,
   Africa                     61%       62%       62%
Asia/Pacific area and
  Western hemisphere,
  excluding U.S.              39%       38%       38%
                             100%      100%      100%

Bard's cost of goods sold showed good improvement to 47.2% of sales compared with 48.7% in 1996. Bard's efforts to reduce manufacturing costs and the acquisition of IMPRA resulted in this improvement.

Marketing, selling and administrative expenses increased almost 7% in 1997 primarily due to a full year of spending associated with the IMPRA acquisition and the costs associated with programming changes for the year 2000. These expenses grew faster than sales and were at a level of 32.2% of sales in 1997 compared with 30.6% in 1996.

Spending for research and development increased 11% in 1997 to 7% of sales from 6.5% of sales in 1996. This increase in spending will help ensure that the company has the new products that are essential to Bard's growth.

Additional interest expense for the full year of 1997 related to acquisitions in 1996 (primarily IMPRA in September) and resulted in the increase in total interest expense for the year.

Costs of $9.0 million in 1996 to combine the operations of acquisitions affected income in that year. There were no such costs in 1997.

Please refer to Note 9, Other (Income) Expense, Net of the Notes of Consolidated Financial Statements in this report for a summary of items in this category in the last three years. Included in this category in 1997 are charges of $44.1 million for a manufacturing restructuring plan and $10.5 million associated with the impairment of investments and intangible assets, and a legal settlement.
These charges were partially offset by gains of $17.8 million on the sale of the surgical suction and irrigation product line and $6.7 million from the sales of other product lines and assets.

Income Tax

The effective tax rate was 31.1% in 1997, 10% in 1996 and 29.7% in 1995. The lower tax rate in 1996 was primarily due to the increased tax benefit in the U.S. related to one-time charges and the reversals of approximately $15 million in tax reserves no longer required. The tax benefit from operations in Ireland and Puerto Rico favorably affected the tax rate in each year.

Net Income

Net income decreased to $72.3 million in 1997 from $92.5 million in 1996. This was due in large part to the $44.1 million charge ($30.1 million after-tax) for a manufacturing restructuring plan. The following chart shows the effect on net income and on basic and diluted earnings per share of one-time items during the last three years.

1997
Manufacturing restructuring plan       $(30.1)
Impairment of investments, intangible
 assets and legal settlement             (6.3)
Year 2000 costs                          (1.7)
Sales of product lines and other assets  14.7
Total 1997                             $(23.4)
Equivalent per share - basic           $ (.41)
                     - diluted         $ (.40)
1996
Reorganization, asset writedown
 and costs to combine operations        $(29.8)
Reversal of tax reserves                  15.0
Prior period royalty payments,
 legal settlement and other                3.6
Total 1996                              $(11.2)
Equivalent per share - basic            $ (.20)
                     - diluted          $ (.19)
1995
Costs to combine operations             $(13.5)
Equivalent per share - basic            $ (.24)
                     - diluted          $ (.24)

After adjusting for the items shown above, net income and earnings per share (EPS) would have been:

                    Net Income     Basic     Diluted
                    (millions)      EPS        EPS
1997                $ 95.7         $1.68     $1.67
1996                $103.7         $1.82     $1.80
1995                $100.3         $1.77     $1.75

For information on the calculation of basic and diluted earnings per share, please refer to Note 1 of the Notes to Consolidated
Financial Statements on page II-16.

Results of Operations - 1996 vs. 1995

Net sales totaled $1.194 billion in 1996, a 5% increase over 1995. Price reductions totaled about 2% worldwide while a stronger dollar reduced reported sales by 1%.

Sales of vascular products rose 6% in 1996 to $434.7 million. Radiology devices showed strong growth. Sales of grafts increased sharply as a result of the September 1996 acquisition of IMPRA and sales of cardiac assist devices acquired from St. Jude Medical in January 1996 also added to the vascular growth rate.

Urological product sales totaled $304.1 million in 1996, a 6% increase over 1995. Basic drainage products and specialty devices contributed to this growth. The company's growth in urological products was significantly higher in the U.S. than in international markets.

Sales of oncological products grew 8% to $214.2 million in 1996, primarily from a strong increase in the specialty venous access area.

Surgical specialty products were up 10% in 1996 to $116.4 in sales. Mesh products, which are used primarily in hernia repair, showed a substantial gain in sales.

Worldwide sales of the emphasis products described above grew 7% in 1996 to $1.069 billion and represented 90% of Bard's total sales.

Other products are de-emphasized and sales in this area declined by 9% in 1996 to $125.0 million.

Sales in the United States grew 4% in 1996 to $782.0 million, representing 65% of worldwide sales. Surgical specialties turned in the highest growth rate of the four emphasis product groups, but the urological area continues to generate the most revenue and also showed good growth. The good increase in sales of oncological products came primarily from growth in specialty access and biopsy devices. Vascular sales showed improvement primarily as a result of the 1996 acquisition of IMPRA. Sales of other, de-emphasized products declined.

Sales outside the U.S. grew 6% in 1996 to $412.4 million, representing 35% of worldwide sales, compared with 34% in 1995. Growth was highest in the oncological and surgical specialties areas. Sales of vascular products showed good increases from grafts and radiology devices, and were helped by strong balloon angioplasty sales in Europe. Sales of urological products showed a small increase with gains primarily in basic drainage and continence products. The effect of currency translation was to lower international sales by almost 3% for the year. Excluding this effect, reported international sales would have increased 9% over the prior year.

The cost of goods sold as a percent of sales was 48.7% in 1996 and 48.3% in the prior year as market price reductions exceeded the company's gains in manufacturing efficiencies and efforts to shift the mix to higher margin products.

Marketing, selling and administrative expenses increased just over 3% in 1996, lower than the rate of growth in sales, as efforts were increased to lower expenses to help offset some of the effects of price declines. Also, Bard realized synergies from the two mergers completed late in 1995. As a percent to total sales, these expenses represented 30.6% in 1996 compared with 31.2% in 1995.

Research and development spending increased over 2% in 1996, representing 6.5% of sales, slightly less than the ratio to sales in 1995. In an effort to reduce costs, the company eliminated certain planned spending while continuing sufficient work on the programs needed for Bard's future success.

Additional interest expense related to acquisitions in 1996 resulted in an increase in total interest expense for the year.

Costs to combine the operations of acquisitions of $9.0 million in 1996 and $17.7 million in 1995 affected income in both years.

Other (income) expense, net, in 1996 included charges of $31.0 million for the write down of assets related to guidewire technology, $10.0 million for the closing of certain manufacturing operations and a net amount of $3.5 million for certain legal fees and settlements. Also included are nonrecurring royalty payments of $9.2 million received in 1996 for prior periods. No nonrecurring items were recorded in this category in 1995.

The effective income tax rate was 10% in 1996. Excluding the impact of the first quarter reversal of approximately $15 million in tax reserves no longer required and the increased tax benefit in the U.S. related to the one-time charges discussed previously, the effective tax rate would have been 29.5% compared with 29.7% in 1995.

Net income increased 7% in 1996 and 15% in 1995. Each year was affected by one-time items as described earlier in this financial review.

Year 2000 Expenditures

The company utilizes software and related technologies that will be affected by the date change in the year 2000. Marketing, selling and administrative expense in 1997 includes $2.8 million for Year 2000 expenditures. The company estimates the need for additional expenditures of $5.3 million in 1998, $1.5 million in 1999 and $0.3 million in 2000.

Financial Condition and Liquidity

Bard's financial condition remains strong. Total debt was reduced by $47.3 million to $443.7 at the end of 1997 and the ratio of total debt to total capitalization declined to 43.6% from 44.9%. Long-term debt was $340.7 million at December 31, 1997, including $120 million of commercial paper borrowing that remains classified as long-term with the backing of Bard's committed credit facility.

The company has a $300 million syndicated, committed credit facility with a group of 11 banks. The facility expires in June
2000.

Financial Condition and Liquidity

The credit agreement supports a commercial paper program which started in September 1996 with a maximum amount of $350 million, reduced to $300 million effective January 1, 1997. The company borrows actively under this program.

In addition to the $300 million committed credit agreement, Bard maintains uncommitted credit lines with banks for short-term cash needs and these lines were used as needed during the last three years. At December 31, 1997, the unused uncommitted lines of credit totaled $254 million.

As now structured, the company expects cash flow from operating activities to exceed capital expenditures and dividend payments. The company believes it could borrow adequate funds at competitive terms and rates, should it be necessary. This overall financial strength gives Bard sufficient financing flexibility.

Total cash outlays made for purchases of businesses, patents, trademarks and other related items were approximately $23 million in 1997, $237 million in 1996 and $19 million in 1995 for a total over the last three years of $279 million. The majority of these investments were for intangible assets, reflecting the premium over book value for these purchases. The cash outlays exclude common stock valued at $135 million issued in 1995 for the acquisitions of MedChem Products and American Hydro-Surgical. The majority of the cash outlays were financed with additional debt (which increased a total of $150 million during the three-year period) with the balance coming from cash from operations.

Periodically, the company purchases its common stock in the open market. Total shares purchased were 955,200 in 1997; 813,700 in 1996 and 75,000 in 1995. In September 1997 the Board of Directors authorized the purchase from time to time of up to 2 million shares of which 200,000 had been purchased as of December 31, 1997.

Foreign Currency Risk

The company periodically enters into foreign exchange contracts to reduce its exposure to fluctuations in currency values. Contracts have been for the forward purchase of, and options in, currencies in which the company has known or anticipated payments. These are primarily for intercompany transactions, resulting in a high degree of confidence that the anticipated transactions will take place. Monetary assets of the company held in foreign currencies have relatively short maturities and are denominated in currencies that have not experienced wide short-term fluctuations in their equivalent U.S. dollar values. Please refer to Note 4 of the Notes to Consolidated Financial Statements on page II-20 of this report for current details of the company's foreign exchange contracts.

Legal Proceedings

For a discussion of pending legal proceedings and related matters, please see Note 5, Commitments and Contingencies, of the Notes to Consolidated Financial Statements on page II-22.

Acquisitions and Dispositions

For information on the company's acquisitions and dispositions of businesses, please see Note 2 of the Notes to Consolidated
Financial Statements on page II-18.

Recently Issued Accounting Standards

In the fourth quarter of 1997, the company adopted Financial Accounting Standard (FAS) 128 which requires the presentation of both basic and diluted earnings per share. Basic earnings per share as calculated in accordance with FAS 128 does not differ from earnings per share reported in prior periods and diluted earnings per share is not materially different from basic earnings per share.

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income, which establishes standards for reporting comprehensive income and its components, and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes revised reporting and disclosure requirement for operating segments. The company will adopt Statement Nos. 130 and 131 by year-end 1998. These Statements increase disclosure only and will have no effect on the company's financial position or results of operations.

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained herein or in other company documents and certain statements that may be made by management of the company orally, including statements regarding cost savings from manufacturing restructuring, may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Because actual results are affected by risks and uncertainties, the company cautions investors that actual results may differ materially from those expressed or implied. Factors which could cause the actual results to differ materially from expected and historical results include, but are not limited to: health care industry consolidation resulting in customer demands for price concessions, competitor's attempts to gain market share through aggressive marketing programs; fewer medical procedures performed in a cost-conscious environment; the lengthy approval time by the FDA or other government authorities to clear medical devices for commercial release; unanticipated product failures; legislative or administrative reforms to the U.S. Medicare and Medicaid systems or other non-U.S. reimbursement systems in a manner that would significantly reduce reimbursements for procedures using the

Cautionary Statement Regarding Forward-Looking Information
(continued)

company's medical devices; the acquisition of key patents by competitors that would have the effect of excluding the company from new market segments; the uncertainty of whether increased research and development expenditures will result in increased sales; unpredictability of existing and future litigation including litigation regarding product liability; uncertainty related to tax appeals and litigation; price increases from the company's suppliers of critical components; foreign currency fluctuations; unanticipated business disruptions from Year 2000 issues; the risk that the company may not achieve manufacturing or administrative efficiencies as a result of the company's recent restructuring or in the integration of recently acquired businesses.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Public Accountants

To the Shareholders and Board of
  Directors of C. R. Bard, Inc.:

We have audited the accompanying consolidated balance sheets of C. R. Bard, Inc. (a New Jersey corporation) and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of
C. R. Bard, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                ARTHUR ANDERSEN LLP

Roseland, New Jersey
January 27, 1998

                    C. R. BARD, INC. AND SUBSIDIARIES
                    STATEMENTS OF CONSOLIDATED INCOME
(Thousands of dollars except      For the Years Ended December 31,
 per share amounts)                1997        1996         1995
Net sales                       $1,213,500   $1,194,400  $1,137,800
Costs and expenses:
 Cost of goods sold                572,800      581,300     550,000
 Marketing, selling
  and administrative               390,500      365,800     354,600
 Research and development           85,800       77,300      75,600
 Interest expense                   32,900       26,400      24,200
 Costs to combine
  operations                             0        9,000      17,700
 Other(income)expense, net          26,600       31,900      (7,800)
Total costs & expenses           1,108,600    1,091,700   1,014,300
Income before taxes                104,900      102,700     123,500
 Income tax provision               32,600       10,200      36,700

Net income                      $   72,300   $   92,500  $   86,800

Basic earnings per share        $     1.27   $     1.62  $     1.53

Diluted earnings per share      $     1.26   $     1.61  $     1.52

                    C. R. BARD, INC. AND SUBSIDIARIES
              STATEMENTS OF CONSOLIDATED RETAINED EARNINGS
                               For the Years Ended December 31,
(Thousands of dollars except
 per share amounts)
                                 1997        1996          1995
Balance, beginning of year   $  506,700  $  478,900    $  427,300
Net income                       72,300      92,500        86,800
Cash dividends (per share
 1997, $.70; 1996, $.66;
 1995, $.62)                    (40,000)    (37,700)      (33,100)
Excess of cost over par value
 of treasury stock retired
 (1997-955,200 shares,
  1996-813,700 shares and
  1995-75,000 shares)           (32,300)    (27,000)       (2,100)

Balance, end of year         $  506,700  $  506,700    $  478,900

The accompanying notes to consolidated financial statements are an integral part of these statements.

                   C. R. BARD, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                              December 31,
(Thousands of dollars)                      1997         1996
Assets
Current assets:
 Cash                                    $    8,000   $   11,300
 Short-term investments                      52,700       66,700
 Accounts receivable, less reserve of
  $14,000 and $10,200                       240,600      245,400
 Inventories                                241,700      245,000
 Other current assets                        20,500        8,500
Total current assets                        563,500      576,900
Property, plant and equipment, at cost
 Land                                        11,000       11,700
 Buildings and improvements                 144,100      158,700
 Machinery and equipment                    186,800      194,200
                                            341,900      364,600
Less - Accumulated depreciation and
 amortization                               135,500      138,500
Net property, plant and equipment           206,400      226,100
Intangible assets, net of amortization      424,400      447,200
Other assets                                 85,000       82,300
                                         $1,279,300   $1,332,500
Liabilities and shareholders' investment
Current liabilities:
 Short-term borrowings and current
  maturities of long-term debt           $  103,000   $  148,200
 Accounts payable                            60,400       59,200
 Accrued compensation and benefits           37,900       40,300
 Accrued expenses                            90,900       81,200
 Federal and foreign income taxes            18,400        7,300
Total current liabilities                   310,600      336,200
Long-term debt                              340,700      342,800
Other long-term liabilities                  54,900       52,000
Commitments and contingencies                   ---          ---
Shareholders' investment:
Preferred stock, $1 par value, authorized
 5,000,000 shares; none issued                  ---          ---
Common stock, $.25 par value, authorized
 300,000,000 shares; issued
 and outstanding 56,784,551 shares
 in 1997, 56,985,983 shares in 1996          14,100       14,300
Capital in excess of par value              101,100       77,500
Retained earnings                           506,700      506,700
Other                                       (48,800)       3,000
  Total shareholders' investment            573,100      601,500
                                         $1,279,300   $1,332,500

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                    C. R. BARD, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)           For the Years Ended December 31,
                                  1997         1996        1995
Cash flows from operating activities:
Net income                      $ 72,300     $ 92,500    $ 86,800
Adjustments to reconcile net
 income to net cash provided
 from operating activities:
  Depreciation and amortization   57,300       57,400      50,600
  Gain on sales of product lines   (22,700)         0           0
  Deferred income taxes          (15,900)       7,300      (1,600)
  Expenses under stock plans       2,800        2,300       2,000
  Other noncash items             38,200       15,400           0
Changes in assets and
 liabilities net of acquired
 businesses:
  Accounts receivable             (7,000)     (21,500)    (21,600)
  Inventories                    (16,100)      (9,800)    (15,800)
  Other assets                   (18,300)       6,000       8,900
  Current liabilities, excluding
   debt                            4,700      (24,400)     29,100
  Other long-term liabilities      3,200       (2,700)    (21,700)
Net cash provided from operating
 activities                       98,500      122,500     116,700
Cash flows from investing activities:
Capital expenditures             (32,800)     (41,600)    (39,600)
Proceeds from sales of product
 lines                            29,700            0           0
Payments made for purchases of
 businesses                       (7,200)    (199,400)       (300)
Patents, trademarks and other    (15,300)     (37,700)    (18,600)
Net cash used in investing
 activities                      (25,600)    (278,700)    (58,500)
Cash flows from financing activities:
Common stock issued for options and
 benefit plans                    15,500       11,500       9,500
Purchase of common stock         (32,500)     (27,200)     (2,100)
Proceeds from long-term
 borrowings                            0      166,400     126,300
Debt issuance costs                    0       (6,800)          0
Proceeds from sale leaseback       5,600            0           0
Principal payments of long-term
 borrowings                       (1,000)      (3,100)    (22,000)
Proceeds from(repayments of)
 short-term borrowings, net      (44,900)      79,700    (133,700)
Dividends paid                   (40,000)     (37,700)    (33,100)
Net cash provided by (used in)
 financing activities            (97,300)     182,800     (55,100)
Translation adjustment            (2,800)        (400)       (200)
Cash and cash equivalents:
Increase(decrease) during the
 year                            (27,200)      26,200       2,900
Balance at January 1,             63,600       37,400      34,500
Balance at December 31,         $ 36,400     $ 63,600    $ 37,400

The accompanying notes to consolidated financial statements are an integral part of these statements.

                C. R. BARD, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

C. R. Bard, Inc. ("the company" or "Bard") is a leading multinational developer, manufacturer and marketer of health care products. The company markets its products worldwide to hospitals, individual health care professionals, extended care facilities and alternate site facilities. Bard holds strong positions in products used for vascular, urological and oncological diagnosis and intervention. Bard also has a surgical specialties product group.

1.  Significant Accounting Policies

Consolidation The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Earnings Per Share The company has adopted Statement of Financial Accounting Standard No. 128 "Earnings Per Share" ("FAS 128"). FAS 128 requires the presentation of basic earnings per share and diluted earnings per share. "Basic earnings per share" represents net income divided by the weighted average shares outstanding and is consistent with the company's historical presentation. "Diluted earnings per share" represents net income divided by weighted average shares outstanding adjusted for the incremental dilution of outstanding employee stock options and awards.

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:
                                  1997       1996       1995
Average common shares
 outstanding                    56,970,849 57,090,130 56,730,542
Incremental common shares
 issuable:  Stock option
 and incentive plans               302,151    458,870    504,291
Average common shares
 outstanding assuming dilution  57,273,000 57,549,000 57,234,833

Inventories Inventories are stated at the lower of cost or market. Substantially all domestic inventories are accounted for using the LIFO method of determining costs. All other inventories are accounted for using the FIFO method. Inventories valued under the LIFO method were $136,800,000 in 1997, $151,000,000 in 1996 and
$140,000,000 in 1995; under the FIFO method such inventories would have been higher by $14,500,000, $15,800,000 and $15,700,000, respectively. The following is a summary of inventories at December 31:

C. R. BARD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.  Significant Accounting Policies (continued)

(Thousands of dollars)
                                  1997       1996
Finished goods                  $144,000   $148,300
Work in process                   62,700     59,500
Raw materials                     35,000     37,200
                                $241,700   $245,000

Depreciation Property, plant and equipment are depreciated on a straight-line basis over the useful lives (ranging from 3-40 years) of the various classes of assets.

Short-term Investments Short-term investments which have a maturity of ninety days or less are considered cash equivalents and amounted to $28,400,000 and $52,300,000 as of December 31, 1997 and 1996.
Short-term investments are stated at cost which approximates their market value.

Intangible Assets Goodwill is amortized using the straight-line method over periods of 15-40 years as appropriate. Other intangible assets are amortized over their useful lives. The company periodically evaluates its intangibles to assess recoverability from future operations using undiscounted cash flows. Impairment would be recognized in operating results if a permanent diminution in value occurred.

As of December 31, 1997 and 1996, intangible assets include the following:

(Thousands of dollars)            1997       1996
Goodwill                        $390,800   $392,300
Other intangibles (primarily     168,200    162,900
 patents)
Less accumulated amortization   (134,600)  (108,000)
     Intangible assets, net     $424,400   $447,200

Federal Income Taxes The company has not provided for federal income taxes on the undistributed earnings of its foreign operations (primarily in Ireland) as it is the company's intention to permanently reinvest undistributed earnings (approximately
$312,200,000 as of December 31, 1997).

Concentrations of Credit Risk Financial instruments, which potentially subject the company to significant concentrations of credit risk, consist principally of cash investments, foreign currency exchange contracts, and trade accounts receivable.

C. R. BARD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.  Significant Accounting Policies (continued)

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

Use of Estimates The financial statements and related disclosures have been prepared in conformity with generally accepted accounting principles and, accordingly, include amounts based on estimates and judgments of management with consideration given to materiality. Actual results could differ from those estimates.

2.  Acquisitions and Dispositions

The first quarter of 1997 included a sale of a product line which resulted in a pretax gain of $4,900,000 ($.05 basic and diluted per share).

The third quarter of 1997 included the sale of the surgical suction product line which resulted in a pretax gain of $17,800,000 ($.19 and $.18 basic and diluted per share respectively).

In September of 1996 Bard completed the acquisition of IMPRA, Inc. ("IMPRA"), a company that develops, manufactures and markets vascular grafts used for blood vessel replacement surgery. The purchase and acquisition costs, which approximated $155,400,000, were financed with commercial paper. This acquisition has been accounted for under the purchase method of accounting and, accordingly, IMPRA's assets and liabilities have been recorded at their estimated fair market values and the excess purchase price of $140,900,000 has been assigned to goodwill. This acquisition did not have a significant effect on the company's results of operations. The 1996 costs to combine operations related to the acquisition were $9,000,000.

C. R. BARD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.  Acquisitions (continued)

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

In September 1995, the company completed a merger with MedChem
Products, Inc. ("MedChem") issuing 3,192,345 shares of its common stock in exchange for all outstanding common stock of MedChem. In October 1995, the company completed a merger with American Hydro-Surgical Instruments, Inc. (AHS) issuing 1,338,446 shares of its common stock in exchange for all outstanding common stock of AHS.
These mergers were accounted for as poolings of interests and, accordingly, the company's consolidated financial statements for prior periods were restated in 1995. In connection with these mergers, $17,700,000 of merger related costs and expenses
($13,500,000 after-tax) were incurred and have been charged to expense in 1995. These one-time charges include expenses primarily related to investment bankers and professional fees, and key personnel and severance related costs.

3.  Income Tax Expense

Income tax expense consists of the following:

(Thousands of dollars)    1997         1996      1995

Currently payable:
     Federal            $ 36,300     $ (6,300) $ 23,600
     Foreign               6,600        7,500     8,900
     State                 5,600        1,700     5,800
                          48,500        2,900    38,300

Deferred:
     Federal             (15,200)       7,600    (1,700)
     Foreign               1,000         (300)      100
     State                (1,700)         ---       ---
                         (15,900)       7,300    (1,600)
                        $ 32,600     $ 10,200   $36,700

C. R. BARD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.  Income Tax Expense (continued)

Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates, applicable to future years, to differences between the financial
reporting  and  the  tax  basis  of  assets  and  liabilities.   At
December 31, 1997, the company's net deferred tax assets amounted to approximately $33,800,000 which are recorded in other current assets and other assets. This amount principally comprises of the tax effects of the differences between tax and financial accounting treatment of employee benefits of $12,100,000, accrued expenses of $27,600,000 and other temporary differences, offset by the effect of accelerated depreciation of ($7,600,000).

The following is a reconciliation between the effective tax rates and the statutory rates:
                               1997      1996      1995
U.S. federal statutory rate     35%       35%       35%
State income taxes net of
 federal income tax benefits     3         3         3
Foreign operations taxed at
 less than the U.S. statutory
 rate, primarily Ireland and
 Puerto Rico                   (10)      (13)      (11)
Reversal of tax reserve        ---       (15)      ---
Other, net                       3       ---         3
Effective tax rate              31%       10%       30%

During 1996, the company reversed certain tax reserves approximating $15,000,000 that were no longer deemed necessary.

Cash payments for income taxes were $29,400,000, $27,100,000 and $34,100,000 in 1997, 1996 and 1995, respectively.

During the third quarter of 1997, the company filed a protest at the IRS appeals level related to tax years 1990-1992. Management believes that the outcome of these matters will not have a material impact on the company's consolidated financial position or results of operations.

4.  Short-Term Borrowings and Long-Term Debt

The company maintains uncommitted lines of credit, a commercial paper program and a committed credit facility which supports the commercial paper program. Total short-term borrowings amounted to $101,900,000 and $146,300,000 at December 31, 1997 and 1996,
respectively. The maximum amount of short-term borrowings outstanding during 1997 was approximately $160,300,000 with an average outstanding balance of $128,500,000 and an effective rate of 5.12%.

C. R. BARD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.  Short-Term Borrowings and Long-Term Debt (continued)

Short-term borrowings under uncommitted lines of credit amounted to $60,100,000 at December 31, 1997. Unused uncommitted lines of credit available to the company amounted to $253,900,000 at December 31, 1997. Effective January 1, 1997, the company amended its commercial paper program and committed line of credit from $350,000,000 to $300,000,000. $161,800,000 in commercial paper was outstanding at December 31, 1997. Borrowings of $120,000,000 have been classified as long-term debt since the company has both the intention and ability through its committed credit lines to refinance these amounts on a long-term basis. The committed line of credit is a facility with 11 banks through which the company can borrow at rates slightly above LIBOR through June 2000. The company had no borrowings under the committed lines of credit at December 31, 1997.

The following is a summary of long-term debt:
(Thousands of dollars)                        1997      1996
8.69% notes due 1999                        $ 60,000  $ 60,000
7.8% mortgage loan                             5,600     9,500
Commercial paper and bank borrowings         120,000   120,000
6.70% notes due 2026                         149,900   150,000
Other                                          6,300     5,200
                                             341,800   344,700
Less: amounts classified as current:           1,100     1,900
                                            $340,700  $342,800

The 6.70% notes due 2026 may be redeemed at the option of the note holder on December 1, 2006, at a redemption price equal to the principal amount.

Under five deposit loan agreements with a bank, $67,400,000 has been borrowed at floating rates (4.62% at December 31, 1997) with various maturity dates from September 1998 through June 2005. At maturity, the loans are to be repaid through matured certificates of deposits held by the company at the same bank. Since the company has the right of offset under these agreements and it is the company's intention to present these certificates of deposit for repayment of these loans at their maturity, the borrowings have been offset against these certificates of deposit in the accompanying consolidated balance sheet at December 31, 1997. The related interest income has been offset against the interest expense.

As of December 31, 1997, the aggregate maturities of long-term debt were as follows: 1998 - $1,100,000; 1999 - $61,000,000; 2000 -
$121,000,000;  2001 - $1,000,000; 2002 - $1,000,000; 2003 and
thereafter - $156,700,000. The fair value of the company's long-term debt is not significantly different from its recorded value.

C. R. BARD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.  Short-Term Borrowings and Long-Term Debt (continued)

Interest expense in 1997, 1996 and 1995 approximated the cash outlay in each year.

Certain of the company's debt agreements contain restrictions which, among other things, require the maintenance of minimum net worth and operating cash flow levels, limit the amount of debt and contain a material adverse change clause.

The company enters into foreign exchange forward contracts and options to help reduce the exposure to fluctuations between certain currencies. There were no forward contracts or options outstanding at the end of 1996. In 1997, the company entered into option and forward contracts primarily related to anticipated normal intercompany purchases and their related monthly cash flows. At December 31, 1997, there were options and contracts outstanding in the equivalent of $18,400,000. The off-balance sheet options are accounted for on a mark-to-market basis. The gains and losses associated with these options are recorded on the income statement as "other income and expense" and on the balance sheet as "other current assets" or "accrued expenses". Cash flows associated with the settlement of these options are reflected as operating activities.

5.  Commitments and Contingencies

The company is involved in one lawsuit which alleges breach of agreement where substantial amounts have been claimed. The company is also subject to other legal proceedings and claims involving product liability and disputes on agreements which arise in the ordinary course of business. The company believes that these legal matters will likely be disposed of over an extended period of time and should not have a material adverse impact on the company's consolidated financial position or results of operations.

The company is committed under noncancelable operating leases involving certain facilities and equipment. The minimum annual rentals under the terms of these leases are as follows: 1998 - $19,200,000; 1999 - $15,200,000; 2000 - $8,900,000; 2001 -
$5,600,000; 2002 - $4,800,000; and thereafter - $4,900,000.  Total rental expense for all leases approximated $21,000,000 in 1997, $28,400,000 in 1996 and $29,300,000 in 1995.

C. R. BARD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

7.  Shareholders' Investment

The company has stock option, stock award and restricted stock plans under which certain directors, officers and employees are participants. At December 31, 1997, approximately 165,000 shares were reserved for issuance under all company plans.

Under the company's stock option plans, options have been granted to certain directors, officers and employees at prices equal to the market value of the shares at the date of grant, become exercisable in four annual installments and expire not more than 10 years after the date of grant. During 1997 the company awarded 600,000 performance-based stock options at a price equal to the market value of the shares at the date of grant. These performance-based stock options become exercisable on their ninth anniversary after date of grant or on an accelerated basis when the stock reaches certain market prices.

C. R. BARD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.  Shareholders' Investment (continued)

The following tables summarize information about stock option activity and amounts:

                                        Weighted    Weighted
                              Number     Average     Average
                                Of      Exercise      Fair
                              Shares      Price       Value
Options outstanding,
 December 31, 1994           3,637,580    $22.38
(1,881,918 exercisable)
Granted                        853,075    $34.42    $ 7.94
Exercised                     (563,444)   $18.37
Canceled                      (235,272)   $50.55
Options outstanding,
 December 31, 1995           3,691,939    $23.98
(2,038,844 exercisable)
Granted                        703,940    $32.89   $ 9.61
Exercised                     (688,708)   $20.47
Canceled                      (202,116)   $26.91
Options outstanding,
 December 31, 1996           3,505,055    $26.31
(1,905,876 exercisable)
Granted                      1,024,948    $37.04   $11.75
Exercised                     (714,097)   $22.80
Canceled                      (155,564)   $29.70
Options outstanding,
 December 31, 1997           3,660,342    $29.83
(1,769,062 exercisable)

                                Weighted  Weighted                  Weighted
 Range of          Number       Average   Average     Number        Average
 Exercise        Outstanding   Remaining  Exercise  Exercisable     Exercise
  Prices         at 12/31/97     Life      Price     at 12/31/97     Price
$10 to 21          241,849        3.2      $16.64     221,965        $16.58
$21 to 24          557,783        5.7      $22.53     419,377        $22.52
$24 to 27          630,491        4.5      $26.44     628,591        $26.44
$27 to 30          556,922        7.2      $29.63     280,421        $29.62
$30 to 41        1,673,297        8.9      $35.52     218,708        $33.61

 10 to 41        3,660,342        7.0      $29.83   1,769,062        $25.66

In  accordance  with  Statement  of  Financial  Accounting
Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for pro forma footnote purposes.

C. R. BARD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.  Shareholders' Investment (continued)

In 1995 the dividend yield was assumed to be 2%, the risk-free interest rate was 6.67%, the expected option life was 4.4 years and the expected volatility was 33%. In 1996 the dividend yield was assumed to be 2%, the risk-free interest rate was 6.67%, the expected option life was 4.4 years and the expected volatility was 29%. In 1997 the dividend yield was assumed to be 2%, the risk-free interest rate was 6.2%, the expected option life was 6 years and the volatility was 26%.

As permitted by FAS 123, the company has chosen to continue accounting for stock options at their intrinsic value. Accordingly no compensation expense has been recognized for its stock option compensation plans. Had the fair value method of accounting been applied to the company's stock option plans, the tax-effected impact would be as follows:
                                     1997      1996      1995
Net income as reported              $72,300   $92,500 $86,800
Estimated fair value of the
  year's option grants,
  net of tax                         (3,200)   (1,700)   (600)
Net income adjusted                 $69,100   $90,800 $86,200
Adjusted basic earnings per share   $  1.21   $  1.59 $  1.52
Adjusted diluted earnings per share $  1.21   $  1.58 $  1.51

This proforma impact only takes into account options granted since January 1, 1995 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period.

Under the company's stock award plans for key employees and directors, shares are granted at no cost to the recipients and distributed in three separate installments. During 1997 awards for 33,448 shares (net of cancellations) were granted and 27,391 shares were issued. Awards are charged to income over the vesting period. At December 31, 1997, 29,708 awarded shares (aggregate market price at date of grant $1,065,805) have not been issued.

Under the company's restricted stock plan, which was established in 1993, common stock may be granted at no cost to certain officers and key employees. Shares are issued to the participants at the date of grant entitling the participants to cash dividends and the right to vote their respective shares. Restrictions limit the sale or transfer of these shares during a five year period from the grant date. During 1997, a total of 33,050 shares were granted, net of forfeitures. In addition during 1997 the company awarded 130,000 performance-based restricted shares. These performance-

C. R. BARD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.  Shareholders' Investment (continued)

based restricted shares are vested five years after the company's stock reaches certain market prices. These shares will be forfeited if the targeted market prices are not met within certain time periods. Upon issuance of both the restricted and performance-based stock, unearned compensation ($10,300,000 at December 31, 1997) equivalent to the market value of the stock at the date of grant is reflected in shareholders' investment and subsequently amortized to expense over the relevant restriction periods.

Additions to capital in excess of par value of $23,600,000 in 1997 and $14,200,000 in 1996 relate to shares issued under these plans in excess of the related par value of the shares.

For shares purchased by the company, common stock is charged for the par value of the shares retired and retained earnings is charged for the excess of the cost over the par value of shares retired.

Cumulative foreign currency translation adjustments included in other shareholders' investment amounted to ($38,500,000) at December 31, 1997, and decreased by $46,500,000 during the year due to the strengthening of the U.S. dollar against foreign currency denominated assets and liabilities.

8.  Postretirement Benefits

The company has defined benefit pension plans which cover substantially all domestic and certain foreign employees and its policy is to fund accrued pension expense for these plans up to the full funding limitations. These plans provide for benefits based upon individual participants' compensation and years of service. The company also has a supplemental defined contribution plan for certain officers and key employees. Individual participant accounts under the supplemental plan are credited annually based upon a percentage of compensation. The amounts charged to income for these plans amounted to $14,100,000 in 1997, $13,800,000 in 1996 and $12,800,000 in 1995.

The following table sets forth the funded status of the defined benefit pension plans as of September 30, 1997 and 1996 and amounts recognized in the company's consolidated balance sheets at December 31, 1997 and 1996:

C. R. BARD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.  Postretirement Benefits (continued)

(Thousands of dollars)                      1997        1996
Actuarial present value of accumulated
  benefit obligation, including vested
  benefits of $95,700 in 1997 and $75,000
  in 1996                                 $105,300    $ 84,400
Plan assets at fair value, primarily
  investment securities                   $123,200    $ 97,000
Less:  Actuarial present value of
  projected benefit obligation for
  service rendered to date                 127,100     102,400
Projected benefit obligation in excess
  of plan assets                            (3,900)     (5,400)
Unrecognized (income) loss                  (3,500)       (600)
Unrecognized prior service cost              5,100       6,700
Unrecognized net asset at transition
  amortized over 12 years                   (1,600)     (2,500)
Accrued pension cost included in other
  liabilities                             $ (3,900)   $ (1,800)

Pension costs related to the defined benefit pension plans for the years ended December 31, 1997, 1996 and 1995 are as follows:

(Thousands of dollars)             1997       1996       1995
Net pension cost includes:
  Service cost                   $  8,000   $  7,000   $  6,800
  Interest cost                     8,100      7,000      6,700
  Actual return on plan
   assets                         (25,700)   (12,000)   (12,800)
  Net amortization and deferral    18,200      5,400      6,000

Net pension cost                 $  8,600   $  7,400   $  6,700

The range of assumed discount rates used was 3.50% to 7.50% with the rate on domestic plans at 7.50% in 1997 and 8.00% in 1996. The rate of increase in future salary levels ranged from 1.50% to 5.25% in determining the projected benefit obligation. The expected long-term rate of return on assets used in determining net pension cost ranged from 8.50% to 9.00%.

The company also provides postretirement health care benefits and life insurance coverage to a limited number of employees at a subsidiary. The health care benefits include cost-sharing features based on years of service for future retirees. The company recognizes expense as employees earn postretirement benefits. The amounts charged to income for this plan were approximately $550,000 in 1997 ($10,000 of service cost and $540,000 of interest cost), $600,000 in 1996 and $800,000 in 1995.

C. R. BARD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.  Postretirement Benefits (continued)

Actuarial assumptions included a discount rate of 7.00%. Health care cost trends have been projected at annual rates beginning at 10% for 1997 decreasing gradually down to 6% in 2001 and later years. The effect of a 1% annual increase in these assumed cost trend rates would increase the accumulated postretirement benefit obligation at December 31, 1997, by $600,000 and postretirement benefit cost by $50,000.

9.  Other (Income) Expense, Net

In addition to recurring items such as interest income and foreign exchange, other income and expense includes several one-time items. As a result of the company's continuing extensive review of operations, during the third quarter of 1997, management and the Board of Directors authorized and committed the company to a restructuring of its global manufacturing operations. Five manufacturing facilities will be closed, four additional facilities will be downsized and several European distribution centers will be
consolidated.   The  products  manufactured  at  these  locations
will  be  redeployed  to other  facilities including  a new  plant.

These restructuring activities are in process and will be completed over the next 21 months. The restructuring plan resulted in a charge of $44,100,000 ($30,100,000 net of tax) exclusive of certain period costs which are required to be expensed as incurred over the next two years.

Other income and expense includes the gain on the sale of the surgical suction product line and other lines. Also included is a charge for the impairment of certain investments and intangible assets and the settlement of a legal claim.

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

Other (income) expense, net in the Statements of Consolidated
Income is summarized as follows:

C. R. BARD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.  Other (Income) Expense, Net (continued)

(Thousands of dollars)             1997       1996       1995

Interest Income                  $ (3,500)  $ (3,800)  $ (3,400)
Foreign exchange (gains)losses        ---        400     (3,300)
Asset writedown                     8,500     31,000        ---
Restructuring                      44,100     10,000        ---
Gains from sale of product lines
 and other                        (24,500)       ---        ---
Prior period royalties                ---     (9,200)       ---
Legal fees and settlements, net     2,000      3,500        ---
Other, net                            ---        ---     (1,100)

     Total                       $ 26,600   $ 31,900   $ (7,800)

C. R. BARD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.  Segment Information

The company is engaged in the design, manufacture, packaging, distribution and sale of medical, surgical, diagnostic and patient care devices. Hospitals, physicians and nursing homes purchase approximately 90% of the company's products, most of which are used once and discarded. Information pertaining to domestic and foreign operations as of December 31, 1997, 1996 and 1995 and for the years then ended is given below.

(Thousands          United              Elimi-       Consoli-
(of dollars)        States   Foreign    nations       dated
1997
Sales:
  Trade            $793,200  $379,200  $     ---     $1,172,400
  Export             41,100       ---        ---         41,100
  Intersegment      133,300    12,900   (146,200)           ---
    Total          $967,600  $392,100  $(146,200)    $1,213,500
Operating income   $154,900  $ 41,600  $ (32,100)    $  164,400
Identifiable assets:
  December 31, 1997$899,400  $379,900  $     ---     $1,279,300

1996
Sales:
  Trade            $782,000  $375,100  $     ---     $1,157,100
  Export             37,300       ---        ---         37,300
  Intersegment      115,100    21,300   (136,400)           ---
    Total          $934,400  $396,400  $(136,400)    $1,194,400
Operating income   $125,800  $ 68,500  $ (33,300)(a) $  161,000
Identifiable assets:
  December 31, 1996$940,600  $391,900  $     ---     $1,332,500

1995
Sales:
  Trade            $749,000  $353,500  $     ---     $1,102,500
  Export             35,300       ---        ---         35,300
  Intersegment       95,800    10,400   (106,200)           ---
    Total          $880,100  $363,900  $(106,200)    $1,137,800
Operating income   $102,800  $ 66,600  $ (29,500)(a) $  139,900
Identifiable assets:
  December 31, 1995$747,000  $344,000  $     ---     $1,091,000

(a) Includes nonrecurring acquisition costs of $9,000 and $17,700 in 1996 and 1995, respectively


QUARTERLY FINANCIAL DATA
C. R. BARD, INC. AND SUBSIDIARIES
                                          1997
                       1st       2nd        3rd       4th         Year
(Thousands of dollars
except per share amounts)
Net sales            $300,700  $304,000    $297,500  $311,300  $1,213,500
Cost of goods  sold   143,200   143,700     139,300   146,600     572,800
Income before taxes    37,900    37,700      (5,000)   34,300     104,900
Net income             26,100    26,200      (3,800)   23,800      72,300
Per share information:
Basic earnings per
 share               $    .46  $    .46    $   (.07) $    .42  $     1.27
Diluted earnings per
 share               $    .45  $    .45    $   (.07) $    .42  $     1.26

Note: The first quarter included a gain of $4,900 (5 cents basic and diluted per share) for the sale of a product line. The second quarter included a gain of $1,800 (2 cents basic and diluted per share) for the sale of an investment. The third quarter included a $44,100 charge (53 cents and 52 cents basic and diluted per share, respectively) for manufacturing restructuring. In addition, third quarter included a charge primarily for the impairment of certain investments and intangible assets and the settlement of a legal claim as well as a gain from the sale of the surgical suction product line totaling $6,500 (7 cents basic and diluted per share). The fourth quarter included a charge of $2,100 (2 cents basic and diluted per share) for miscellaneous items including the settlement of a legal claim. (Figures in this Note are pretax except per share amounts.)

                                           1996
                        1st       2nd        3rd        4th       Year
(Thousands of dollars
except per share amounts)
Net sales            $289,200  $295,200    $295,800  $314,200  $1,194,400
Cost of goods  sold   140,600   143,300     146,600   150,800     581,300
Income before taxes    10,600    39,000      15,200    37,900     102,700
Net income             27,100    27,500      11,400    26,500      92,500
Per share information:
Basic earnings per
 share               $    .48  $    .48    $    .20  $    .46  $     1.62
Diluted earnings per
 share               $    .47  $    .47    $    .19  $    .46  $     1.61

Note: The first quarter included nonrecurring items related to an asset writedown, the receipt of revenues related to prior year royalties, miscellaneous charges and tax reserve reversals reducing income by $27,100 with a positive after-tax impact of approximately 1 cent basic and diluted per share. The second quarter included a one-time credit of $2,500 related to the elimination of a contractual arrangement which, if excluded, would have had a negative after-tax impact of approximately 2 cents basic and diluted per share. Reflected in the third quarter results are one-time charges of $10,000 related to the reorganization of certain existing manufacturing operations and $9,000 of expenses as a result of the IMPRA acquisition with a combined negative after-tax impact of approximately 23 cents and 22 cents basic and diluted per share, respectively. (Figures in the Note are pretax except per share amounts.)

                C. R. BARD, INC. AND SUBSIDIARIES

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

          Not applicable.

                C. R. BARD, INC. AND SUBSIDIARIES

                             PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors of the Registrant

Information with respect to Directors of the company is incorporated herein by reference to the material contained under the heading "Proposal No. 1 - Election of Directors" appearing on pages 1 through 4 of the company's definitive Proxy Statement dated March 6, 1998.

Executive Officers of the Registrant

Information with respect to Executive Officers of the Registrant are on pages I-8 through I-12 of this filing.

Item 11.  Executive Compensation

The information contained under the caption "Executive
Compensation" appearing on Pages 6 through 9 of the company's definitive Proxy Statement dated March 6, 1998 is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

The information contained under the captions "Securities Ownership of Certain Beneficial Owners" and "Securities Ownership of
Management" on pages 4 and 5 of the company's definitive Proxy
Statement dated March 6, 1998 is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information contained under the caption "Compensation of Outside Directors - Related Transactions" on page 14 of the company's definitive Proxy Statement dated March 6, 1998 is incorporated herein by reference.

                              III-1

                C. R. BARD, INC. AND SUBSIDIARIES

                             PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on   Form 8-K

(a)  l. Financial Statements and Supplementary Data
     Included in Part II Item 8 of this report:

     Page
     II-12  Report of Independent Public Accountants.

     II-13  Statements of Consolidated Income and Statements of
            Consolidated Retained Earnings for the three years ended December 31, 1997.

     II-14  Consolidated Balance Sheets at December 31, 1997 and
            1996.

     II-15 Consolidated Statements of Cash Flows for the three years ended December 31, 1997.

     II-16  Notes to Consolidated Financial Statements.

     II-31  Quarterly Financial Data.

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

     3b Registrant's Bylaws revised as of September 11, 1996, filed as Exhibit 3a to the company's 1996 Annual
        Report on Form 10-K is incorporated herein by reference.

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

  10a* Benson F. Smith Change of Control Agreement dated as of June 29, 1994, filed as Exhibit 10a to the company's 1994 Annual Report on Form 10-K is incorporated herein by reference.

  10b* William H. Longfield Change of Control Agreement as amended dated as of July 13, 1994, filed as Exhibit
            10b to the company's 1994 Annual Report on Form 10-K is incorporated herein by reference.

  10c* William C. Bopp Change of Control Agreement as amended dated as of August 31, 1994, filed as Exhibit 10c to the company's 1994 Annual Report on Form 10-K is incorporated herein by reference.

  10d* Hope Greenfield Change of Control Agreement dated as of March 6, 1996, filed as Exhibit 10d to the company's 1995 Annual Report on Form 10-K is incorporated herein by reference.

  10e* Richard A. Flink Change of Control Agreement as amended dated as of July 22, 1994, filed as Exhibit
            10e to the company's 1994 Annual Report on Form 10-K is incorporated herein by reference.

  10f* E. Robert Ernest Change of Control Agreement as amended dated as of July 19, 1994, filed as Exhibit
            10f to the company's 1994 Annual Report on Form 10-K is incorporated herein by reference.

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

  10u* 1993 Long Term Incentive Plan, filed as Exhibit 10u to the company's 1993 Annual Report on Form 10-K is incorporated herein by reference.

  10v* Earle L. Parker Change of Control Agreement dated as of June 29, 1994 filed as Exhibit 10v to the company's 1994 Annual Report on Form 10-K is incorporated herein by reference.

  10w* John H. Weiland Change of Control Agreement dated as of March 11, 1996 filed as Exhibit 10w to the company's 1995 Annual Report on Form 10-K is incorporated herein by reference.

  10x* William T. Tumber Change of Control Agreement dated as of March 13, 1996 filed as Exhibit 10x to the company's 1995 Annual Report on Form 10-K is incorporated herein by reference.

  10y* Timothy M. Ring Change of Control Agreement dated as of March 12, 1996 filed as Exhibit 10y to the company's 1995 Annual Report on Form 10-K is incorporated herein by reference.

  10z* Guy J. Jordan Change of Control Agreement dated as of October 10, 1996 filed as Exhibit 10z to the company's 1996 Annual Report on Form 10-K is incorporated herein by reference.

  10aa* Charles P. Grom Change of Control Agreement dated as of December 11, 1996, filed as Exhibit 10aa to the company's 1996 Annual Report on Form 10-K is incorporated herein by reference.

  10ab* Richard D. Manthei Change of Control Agreement dated as of February 11, 1998. (p. IV-8)

  12.1      Computation in Support of Ratio of Earnings to Fixed
            Charges.  (p. IV-23)

                C. R. BARD, INC. AND SUBSIDIARIES

  21    Subsidiaries of registrant. (p. IV-24).

  23 Arthur Andersen LLP consent to the incorporation by reference of their report on Form 10-K into previously filed Forms S-8 and S-3. (p. IV-26)

  27    Financial data schedule

  99 Indemnity agreement between the company and each of its directors and officers, filed as Exhibit 99 to the company's 1993 Annual Report on Form 10-K is incorporated herein by reference.

  * Each of these exhibits listed under the number 10 constitutes a management contract or a compensatory plan or arrangement.

  All other exhibits are not applicable.

(b) Reports on Form 8-K

  (b) There were no reports on Form 8-K filed by the company during the quarter ended December 31, 1997.

                C. R. BARD, INC. AND SUBSIDIARIES

                           Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     C. R. BARD, INC.
                       (Registrant)


                 By: William C. Bopp  /s/
                     William C. Bopp
                     Executive Vice President and
                     Chief Financial Officer
Date:  March 10, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                Title                      Date


William H. Longfield /s/  Chairman and               March 10,1998
William H. Longfield      Chief Executive Officer
                          and Director
                          (Principal Executive
                          Officer)


William C. Bopp  /s/      Executive Vice President   March 10, 1998
William C. Bopp           and Chief Financial
                          Officer and Director
                          (Principal Financial
                          Officer)


Charles P. Grom /s/       Vice President and         March 10, 1998
Charles P. Grom           Controller
                          (Principal Accounting
                          Officer)


Benson F. Smith /s/       President and              March 10, 1998
Benson F. Smith           Chief Operating
                          Officer and Director

     Signatures                  Title         Date

Joseph F. Abely, Jr.    /s/   Director      March 10, 1998
Joseph F. Abely, Jr.



Marc C. Breslawsky      /s/   Director      March 10, 1998
Marc C. Breslawsky



William T. Butler, M.D. /s/   Director      March 6,  1998
William T. Butler, M.D.



Daniel A. Cronin, Jr.    /s/  Director      March 10, 1998
Daniel A. Cronin, Jr.



T. Kevin Dunnigan      /s/    Director      March 10, 1998
T. Kevin Dunnigan



Regina E. Herzlinger   /s/    Director      March 10, 1998
Regina E. Herzlinger



Robert P. Luciano    /s/      Director      March  9, 1998
Robert P. Luciano



Tony L. White          /s/    Director      March  9, 1998
Tony L. White