Form 10-Q
period 1998-03-31
BARD C R INC /NJ/
filed 1998-05-15
CIK 9892

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the quarter ended March 31, 1998

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

                 Yes   X           No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                     Outstanding at April 30, 1998

Common Stock - $.25 par value                   56,789,517

                C. R. BARD, INC. AND SUBSIDIARIES

                              INDEX

                                            Page No.

PART I - FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets -
March 31, 1998 and December 31, 1997           1

Condensed Consolidated Statements of Income
and Retained Earnings For The Three Months
Ended March 31, 1998 and 1997                  2

Condensed Consolidated Statements of Cash
Flows For The Three Months Ended
March 31, 1998 and 1997                        3

Notes to Condensed Consolidated Financial
Statements                                     4

Management's Discussion and Analysis of
Financial Condition and Results of
Operations                                     6

PART II - OTHER INFORMATION                    9

                C. R. BARD, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS
                      (thousands of dollars)
                                        March 31,   December 31,
                                          1998          1997
ASSETS                                 (Unaudited)
Current Assets:
  Cash and short-term investments      $   57,100    $   60,700
  Accounts receivable, net                238,800       240,600
  Inventories                             255,600       241,700
  Other current assets                     24,400        20,500
    Total current assets                  575,900       563,500
Property, plant and equipment, net        206,700       206,400
Intangible assets, net of amortization    422,600       424,400

Other assets                               77,800        85,000
                                       $1,283,000    $1,279,300

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
  Short-term borrowings and current
    maturities of long-term debt       $   99,100    $  103,000
  Accounts payable                         59,200        60,400
  Accrued expenses                        128,600       128,800
  Federal and foreign income taxes         29,100        18,400
    Total current liabilities             316,000       310,600
Long-term debt                            340,300       340,700
Other long-term liabilities                49,700        54,900
Shareholders' Investment
  Preferred stock, $1 par value,
   authorized 5,000,000 shares;
   none issued                                ---           ---
  Common stock, $.25 par value,
   authorized 300,000,000 shares;
   issued and outstanding 56,739,989
   shares and 56,784,551 shares            14,100        14,100
  Capital in excess of par value          103,100       101,100
  Retained earnings                       521,300       506,700
  Accumulated other comprehensive
   income                                 (51,900)      (38,500)
  Unamortized expenses under stock
   plans                                   (9,600)      (10,300)
                                          577,000       573,100
                                       $1,283,000    $1,279,300

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
              (thousands except per share amounts)
                           (Unaudited)
                                       For The Three Months Ended
                                               March 31,
                                            1998        1997
Net sales                                 $296,300    $300,700

Costs and expenses:
  Cost of goods sold                       140,900     143,200

  Marketing, selling and administrative     95,300      94,100

  Research and development expense          19,200      21,100

  Interest expense                           8,200       8,200

  Other(income)expense, net                 (3,600)     (3,800)

Total costs and expenses                   260,000     262,800

Income before taxes                         36,300      37,900

  Provision for income taxes                11,400      11,800

Net income                                  24,900      26,100

Retained earnings, beginning of period     506,700     506,700

  Treasury stock retired                         0        (700)

  Cash dividends                           (10,300)     (9,700)

Retained earnings, end of period          $521,300    $522,400

Basic earnings per share                  $    .44    $    .46

Diluted earnings per share                $    .44    $    .45

Cash dividends per share                  $    .18    $    .17

Average common shares
 outstanding - basic                        56,819      57,029

Average common shares
 outstanding - diluted                      57,119      57,476

The accompanying notes to consolidated financial statements are an integral part of these statements

                C. R. BARD, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (thousands of dollars)
                           (Unaudited)
                                       For The Three Months Ended
                                                March 31,
                                         1998            1997
Cash flows from operating activities:

     Net income                        $ 24,900        $ 26,100

     Noncash items and other             29,800         (10,100)

                                         54,700          16,000

Cash flows from investing activities:

     Capital expenditures                (9,900)         (8,800)

     Other long-term investments, net   (11,900)        (17,800)

                                        (21,800)        (26,600)

Cash flows from financing activities:

     Purchase of common stock                 0            (700)

     Dividends paid                     (10,300)         (9,700)

     Other financing activities          (1,900)         (7,800)

                                        (12,200)        (18,200)

Cash and cash equivalents:

Increase (decrease) during the period    20,700         (28,800)

Balance at January 1,                    36,400          63,600

Balance at March 31,                   $ 57,100        $ 34,800

The accompanying notes to consolidated financial statements are an integral part of these statements.

                C. R. BARD, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial statements contained in this filing have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and have not been audited. However, C. R. Bard, Inc. ("Bard" or the "company") believes that it has included all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial condition and results of operations at and for these periods. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements as filed by the company in the 1997 Annual Report on Form 10-K.

Accounting Policies

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

Comprehensive Income

Effective for fiscal years beginning after December 15, 1997 the company is required to adopt Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("FAS 130"). For the company, comprehensive income comprises net income adjusted for the change in foreign currency translation adjustments.

                C. R. BARD, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Historically, these currency translation adjustments were included in "other" as a separate component of equity in the company's consolidated balance sheet. The following table reconciles net income to comprehensive income for the first quarter of 1998 and 1997 and reconciles accumulated other comprehensive income from December 31, 1997 to March 31, 1998.

                                                  Accumulated
                             Comprehensive     Other Comprehensive
                                Income               Income

Net income for the quarter
  ended  3/31/97                26,100

Translation adjustments
  1/1/97 - 3/31/97             (23,900)

Comprehensive income for the
  quarter ended 3/31/97           2,200

Accumulated other compre-
  hensive income as of
  12/31/97                                          (38,500)

Net income for the quarter
  ended 3/31/98                 24,900

Translation adjustments
  1/1/98 - 3/31/98             (13,400)             (13,400)

Comprehensive income for the
  quarter ended 3/31/98         11,500

Accumulated other compre-
  hensive income as of
  3/31/98                                           (51,900)

Short Term Borrowings and Long-Term Debt

Effective January 1, 1997, the company amended its commercial paper program and committed line of credit from $350,000,000 to $300,000,000. Borrowings of $120,000,000 have been classified as long-term debt since the company has both the intention and ability to refinance these amounts on a long-term basis.

                C. R. BARD, INC. AND SUBSIDIARIES

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Consolidated net sales for the first quarter of 1998 of $296,300,000 decreased 1 percent from the first quarter 1997 sales of $300,700,000. Sales in the U.S. for the first quarter of 1998 were $191,900,000, a decrease of 3 percent from 1997, while international sales were up 2 percent against last year. The impact of a strengthening dollar in the first quarter decreased sales outside the U.S. by 7 percent. Pricing pressures have decreased worldwide sales by 3 percent. International sales were favorably impacted by $4,700,000 of foreign sales being reported on a current month basis (compared to 1997 and prior periods being reported on a one month lag.)

PRODUCT GROUP SUMMARY OF NET SALES
(in thousands)                     For the Three Months Ended March 31,
                                                            Percent
                                    1998         1997        Change
Vascular                          $112,700     $111,600         1
Urology                             77,800       78,000         0
Oncology                            58,500       55,300         6
Surgery                             33,700       30,600        10
 Total emphasis products           282,700      275,500         3
Other                               13,600       25,200       (46)
 Net Sales                        $296,300     $300,700        (1)

                C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (continued)

Vascular sales increased due to stent and graft growth offset by declines in other vascular products. Urological sales were flat compared with prior year. Increases in specialty access products and mesh were primarily responsible for the 6 and 10 percent growth in the oncology and surgery categories, respectively.

The gross profit margin of 52.4 percent was approximately flat compared with the prior year's gross profit margin. The 1998 first quarter gross profit margin reflected the favorable impact of certain foreign sales being reported on a current month basis.
This favorable impact combined with certain favorable manufacturing efficiencies offset the negative impact of price decreases and certain incremental period costs incurred as a result of the company's manufacturing restructuring strategy.

In 1998 other income and expense included interest income and foreign exchange gains. In addition to interest income, 1997's other income and expense included the gain from a product line sale and foreign exchange losses.

The translation of receivables and payables denominated in a currency other than the functional currency of subsidiaries had a favorable impact on net income for the first quarter of 1998 which, when combined with the favorable net income impact of certain foreign sales being reported on a current month basis (compared with 1997 and prior periods being reported on a one-month lag), the negative impact of ongoing period costs associated with the manufacturing restructuring plan announced in the third quarter of 1997 and the negative impact of costs incurred during the quarter to address the Year 2000 issue resulted in a favorable impact of 4 cents per share (basic and diluted). Net income for the first quarter of 1997 included a gain from a product line sale, income from product lines sold, and foreign exchange losses, which had a favorable impact of 4 cents per share (basic and diluted). The company's results for the quarter ended March 31, 1998 were net income of $24,900,000 or 44 cents diluted earnings per share as compared with $26,100,000 or 45 cents diluted earnings per share for the same quarter in 1997.

The company acquired no treasury shares during the first quarter of 1998. During the first quarter of 1997, the company acquired
25,000 of its common shares which were retired.

                C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (continued)

Restructuring Charges

As a result of continuing extensive reviews of operations, during the third quarter of 1997, management and the Board of Directors authorized and committed the company to a restructuring of its global manufacturing operations. Five manufacturing facilities will be closed, four additional facilities will be downsized and several European distribution centers will be consolidated. The products manufactured at these locations will be redeployed to other facilities including a new plant. The restructuring plan resulted in a charge of $44,100,000 exclusive of certain period costs which are required to be expensed as incurred. To date, approximately $18,500,000 has been incurred against the $44,100,000 charge.

Year 2000 Expenditures

The company utilizes software and related technologies that will be affected by the date change in the year 2000. The company's first quarter 1998 marketing, selling and administrative expense included $1,200,000 for Year 2000 expenditures incurred during the first quarter. Management believes that the company will incur additional expenses of $4,100,000 during 1998 and approximately $1,500,000 in 1999.

Subsequent Event

On April 6, 1998, the company received a one-time payment of $100,000,000 from Guidant Corporation in connection with the settlement of several infringement claims and the grant of patent licenses. A portion of this settlement will be reserved to pay "pass-through" royalties to a third party.

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained herein or in other company documents and certain statements that may be made by management of the company orally, including statements regarding cost savings from manufacturing restructuring, may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Because actual results are affected by risks and uncertainties, the company cautions investors that actual results may differ materially from those expressed or implied. Factors which could cause the actual results to differ materially from expected and

                C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (continued)

Cautionary Statement Regarding Forward-Looking Information
(continued)

historical results include, but are not limited to: health care industry consolidation resulting in customer demands for price concessions, competitor's attempts to gain market share through aggressive marketing programs; fewer medical procedures performed in a cost-conscious environment; the lengthy approval time by the FDA or other government authorities to clear medical devices for commercial release; unanticipated product failures; legislative or administrative reforms to the U.S. Medicare and Medicaid systems or other non-U.S. reimbursement systems in a manner that would significantly reduce reimbursements for procedures using the company's medical devices; the acquisition of key patents by competitors that would have the effect of excluding the company from new market segments; the uncertainty of whether increased research and development expenditures will result in increased sales; unpredictability of existing and future litigation including litigation regarding product liability; uncertainty related to tax appeals and litigation; price increases from the company's suppliers of critical components; foreign currency fluctuations; unanticipated business disruptions from Year 2000 issues; the risk that the company may not achieve manufacturing or administrative efficiencies as a result of the company's recent restructuring or in the integration of recently acquired businesses.

PART II - OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders.

(a) The registrant held its Annual Meeting of Shareholders on April 15, 1998.

(b) Proxies for the meeting were solicited pursuant to Regulation 14; there was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement and all such nominees were elected. The results of voting for the three Class II directors elected for a term of three years to serve until the 2001 Annual Meeting were as follow: Joseph F. Abely, Jr., For - 46,963,192 Authority Withheld - 953,639; Robert P. Luciano, For - 46,994,405 Authority Withheld - 922,426 and Tony L. White, For - 46,994,951 Authority Withheld - 921,880.

                C. R. BARD, INC. AND SUBSIDIARIES

Item 4.     Submission of Matters to a Vote of Security Holders.
(continued)

(c) Briefly described below is each other matter voted upon at the Annual Meeting and the number of affirmative votes, negative votes and abstentions and broker nonvotes with respect to each matter.

       (I)    Ratification of the 1998 Employee Stock Purchase
              Plan of C. R. Bard, Inc.

                 For                                  45,571,849
                 Against                               2,203,647
                 Abstain and Broker Nonvotes             141,335

       (II) Ratification of an amendment to the company's 1993
            Long Term Incentive Plan to increase the number of shares of Common Stock available for grant thereunder.

                 For                                  38,041,300
                 Against                               9,672,278
                 Abstain and Broker Nonvotes             203,253

       (III) Ratification of amendments to the company's 1988 Directors Stock Award Plan, as previously amended, to increase the number of shares of common stock available for grant thereunder and to provide for the ability to grant thereunder non-formula based awards to non-employee directors.

                 For                                  43,401,345
                 Against                               3,747,562
                 Abstain and Broker Nonvotes             767,924

       (IV) Ratification of the appointment of Arthur Andersen
            LLP as independent public accountants for the year
            1998.

                 For                                  47,721,254
                 Against                                  95,063
                 Abstain and Broker Nonvotes             100,514

                C. R. BARD, INC. AND SUBSIDIARIES

Item 6.     Exhibits and Reports on Form 8-K

(a)    Exhibit 10ac - 1998 Employee Stock Purchase Plan

(b)    Exhibit 10ad - 1993 Long Term Incentive Plan (as Amended
                      and Restated)

(c)    Exhibit 10ae - 1988 Directors Stock Award Plan (as Amended
                      and Restated)

(d)    Exhibit 12.1 - Computation of Ratio of Earnings to Fixed
       Charges

(e)    Exhibit 27 - Financial Data Schedule

(f)    Exhibit 99 - News Release - Bard to Receive $100 Million
       For Patent Settlement.

(g) There were no reports on Form 8-K filed by the company during the quarter ended March 31, 1998

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

DATE:  May 15, 1998