Form 10-K/A
period 1997-12-31
BARD C R INC /NJ/
filed 1998-07-01
CIK 9892

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

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual
Report on Form 10-K for the year ended December 31, 1997 as set forth in the pages attached hereto.

Item 14   Exhibits, Financial Statement Schedules and Reports on
          Form 8-K.

The following financial statements with respect to the Employees'
Retirement Savings Plan of C. R. Bard, Inc. (the "Retirement
Savings Plan") are filed herewith as Exhibit 99(a) pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, in lieu of filing on Form 11-K:

               (a)  Report of Independent Public Accountants
               (b)  Statements of Net Assets Applicable to
                    Participants' Equity as of December 31, 1997
                    and 1996
               (c) Statement of Changes in Net Assets Applicable to Participants' Equity for the Year Ended December 31, 1997
               (d)  Notes to Financial Statements

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

June 30, 1998