Form 10-Q
period 1998-06-30
BARD C R INC /NJ/
filed 1998-08-12
CIK 9892

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the quarter ended June 30, 1998

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
                                       Yes     X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                    Outstanding at July 31, 1998

Common Stock - $.25 par value                  56,128,147

                C. R. BARD, INC. AND SUBSIDIARIES

                              INDEX

                                                    Page No.

PART I - FINANCIAL INFORMATION

 Condensed Consolidated Balance Sheets -
 June 30, 1998 and December 31, 1997                   1

 Condensed Consolidated Statements of Income
 and Retained Earnings For The Quarter and
 Six Months Ended June 30, 1998 and 1997               2

 Condensed Consolidated Statements of Cash Flows
 For The Six Months Ended June 30, 1998 and 1997       3

 Notes to Condensed Consolidated Financial
 Statements                                            4

 Management's Discussion and Analysis of Financial
 Condition and Results of Operations                   7

PART II - OTHER INFORMATION                           10

                C. R. BARD, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                      (thousands of dollars)
                                         June 30,   December 31,
                                           1998         1997
                                        (Unaudited)
ASSETS
Current Assets:
  Cash and short-term investments       $   71,600  $   60,700
  Accounts receivable, net                 236,300     240,600
  Inventories                              265,100     241,700
  Other current assets                      23,200      20,500
    Total current assets                   596,200     563,500
Property, plant and equipment, net         210,300     206,400
Intangible assets, net of amortization     398,700     424,400
Other assets                                78,600      85,000
                                        $1,283,800  $1,279,300

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
  Short-term borrowings and current
    maturities of long-term debt        $  139,700  $  103,000
  Accounts payable                          59,500      60,400
  Accrued expenses                         151,200     128,800
  Federal and foreign income taxes          14,700      18,400
    Total current liabilities              365,100     310,600
Long-term debt                             280,200     340,700
Other long-term liabilities                 50,200      54,900
Shareholders' Investment:
  Preferred stock, $1 par value,
    authorized 5,000,000 shares;
    none issued                                ---         ---
  Common stock, $.25 par value,
    authorized 300,000,000 shares;
    issued and outstanding 56,321,879
    shares in 1998 and 56,784,551
     shares in 1997                         14,100      14,100
  Capital in excess of par value           103,900     101,100
  Retained earnings                        530,300     506,700
  Accumulated other comprehensive
   income                                  (51,400)    (38,500)
  Unamortized expenses under stock
   plans                                    (8,600)    (10,300)
  Total shareholders' investment           588,300     573,100
                                        $1,283,800  $1,279,300

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.


                C. R. BARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
               (thousands except per share amounts)
                           (Unaudited)
                       For Quarter Ended   For Six Months Ended
                            June 30,            June 30,
                        1998      1997      1998       1997
Net sales              $300,600  $304,000  $596,900  $604,700

Costs and expenses:
 Cost of goods sold     144,600   143,700   285,500   286,900
 Marketing, selling
  and administrative     97,400    96,600   192,700   190,700
 Research & development   20,800   21,500    40,000    42,600
 Interest expense         7,100     8,500    15,300    16,700
 Other(income)expense,
  net                   (31,500)   (4,000)  (35,100)   (7,800)
Total costs and
 expenses               238,400   266,300   498,400   529,100
Income before taxes      62,200    37,700    98,500    75,600
Provision for income
 taxes                   22,000    11,500    33,400    23,300
Net income               40,200    26,200    65,100    52,300
Retained earnings,
 beginning of period    521,300   522,400   506,700   506,700
 Treasury stock
  repurchases           (21,000)   (8,000)  (21,000)   (8,700)
 Cash dividends         (10,200)   (9,700)  (20,500)  (19,400)
Retained earnings, end
 of period             $530,300  $530,900  $530,300  $530,900
Basic earnings per
 share                 $    .71  $    .46  $   1.15  $    .92
Diluted earnings per
 share                 $    .71  $    .45  $   1.14  $    .91
Cash dividends per
 share                 $    .18  $    .17  $    .36  $    .34
Average common shares
 outstanding-basic       56,593    57,021    56,683    57,021
Average common shares
 outstanding-diluted     56,944    57,644    57,010    57,644

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                C. R. BARD, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (thousands of dollars)
                           (Unaudited)
                                         For The Six Months Ended
                                                 June 30,
                                           1998           1997
Cash flows from operating activities:
    Net income                           $ 65,100       $ 52,300

    Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Depreciation and amortization       29,700         30,200
       Other non-cash items                22,700            200

    Changes in assets and liabilities:
       Current assets                     (12,300)       (11,700)
       Current liabilities                 20,000         (6,900)
       Other                                6,000            900
                                          131,200         65,000

Cash flows from investing activities:
    Capital expenditures                  (21,700)       (18,200)
    Other long-term investments, net      (13,100)       (26,400)
                                          (34,800)       (44,600)

Cash flows from financing activities:
    Purchase of common stock              (21,100)        (8,700)
    Dividends paid                        (20,500)       (19,400)
    Short-term borrowings and other        39,600          5,600
    Long-term borrowings                  (60,400)        (1,500)
                                          (62,400)       (24,000)

Net increase in cash and cash
 equivalents                               34,000         (3,600)

Cash and cash equivalents
 at January 1,                             36,400         63,600

Cash and cash equivalents
 at June 30,                             $ 70,400       $ 60,000

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                C. R. BARD, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial statements contained in this filing have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and have not been audited. However, C. R. Bard, Inc. ("Bard" or the "company") believes that it has included all adjustments to the interim financial statements, consisting only of normal recurring adjustments, which are necessary to present fairly the financial condition and results of operations at and for these periods. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements as filed by the company in the 1997 Annual Report on Form 10-K.

Accounting Policies

Earnings Per Share

The company has adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("FAS 128"). FAS 128 requires the presentation of basic earnings per share and diluted earnings per share. "Basic earnings per share" represents net income divided by the weighted average shares outstanding and is consistent with the company's historical presentation. "Diluted earnings per share" represents net income divided by weighted average shares outstanding adjusted for the incremental dilution of outstanding employee stock options and awards.

Comprehensive Income

Effective for fiscal years beginning after December 15, 1997 the company is required to adopt Statement of Financial Accounting
Standards No. 130 "Reporting Comprehensive Income". For the company, comprehensive income comprises net income adjusted for the change in foreign currency translation adjustments.

Historically, these currency translation adjustments were included in "other" as a separate component of equity in the company's consolidated balance sheet. The following table reconciles net income to comprehensive income for the quarter and six months ending June 30, 1998 and 1997 and reconciles accumulated other comprehensive income for the corresponding periods.

                C. R. BARD, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                        For Quarter Ended   For Six Months Ended
                             June 30,             June 30,
                          1998      1997      1998      1997

Net income              $ 40,200  $ 26,200  $ 65,100  $ 52,300

Translation adjustments      500    (4,400)  (12,900)  (28,200)

Comprehensive income      40,700    21,800    52,200    24,100

Accumulated other compre-
 hensive income beginning
 of period               (51,900)  (15,900)  (38,500)    7,900

Translation adjustments      500    (4,400)  (12,900)  (28,200)

Accumulated other compre-
 hensive income end of
 period                 $(51,400) $(20,300) $(51,400) $(20,300)

Derivative Instruments

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133").
FAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. FAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

FAS 133 is effective for fiscal years beginning after June 15, 1999. The company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). FAS 133 cannot be applied retroactively. FAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

                C. R. BARD, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The company has not yet quantified the impacts of adopting FAS 133 on its financial statements and has not determined the timing or method of the adoption of FAS 133.

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

Intellectual Property Settlement

On April 6, 1998, the company received a one-time payment of $100,000,000 from Guidant Corporation in connection with the settlement of several infringement claims and the grant of patent licenses. $20,000,000 of this settlement was used for a third-party royalty payment.

Subsequent Event

The company announced on July 9, 1998 that it has agreed to sell its global coronary cath lab business (angioplasty and angiography) to Arterial Vascular Engineering, Inc. for $600,000,000.

The transaction is structured as an acquisition of certain assets and certain liabilities of the company and the acquisition of stock of certain subsidiaries. In connection with the sale, the company will receive $550,000,000 plus 95% of the net book value of certain trade accounts receivable as of the Closing Date in cash, with the balance of the purchase price being working capital retained by the company. The sale of the coronary cath lab business will result in further realignment of Bard's operations particularly those operations located outside the U.S.

Separately, the company announced on July 9, 1998 that its Board of Directors authorized purchases from time to time of up to 10,000,000 shares of the company's common stock.

               C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Consolidated net sales for the second quarter of 1998 of $300,600,000 decreased 1 percent over the second quarter 1997 sales of $304,000,000. Consolidated net sales for the first six months of 1998 of $596,900,000 decreased 1 percent over the $604,700,000 for the same period last year. Sales in the U.S. for the second quarter of 1998 were $194,600,000, a decrease of 2 percent from 1997, while international sales were 106,000,000, up 1 percent against last year. The impact of a strengthening dollar in the second quarter decreased sales outside the U.S. by 5 percent. For the first six months of 1998, U.S. sales totaled $386,500,000, down 3 percent, while international sales increased 1 percent to $210,400,000. Currency translation for the first half of 1998 decreased international sales by approximately 6 percent and decreased worldwide sales by approximately 2 percent.

PRODUCT GROUP SUMMARY OF NET SALES
(in thousands)
                Quarter Ended June 30,  Six Months Ended June 30,
                                 Percent                  Percent
                 1998     1997   Change   1998     1997   Change
Vascular       $ 49,900 $ 49,500    1   $100,500 $ 96,700    4
Urology          85,100   77,100   10    164,600  156,100    5
Oncology         52,300   48,900    7    103,800   97,700    6
Surgery          36,900   33,900    9     72,000   65,800    9
  Total
  Emphasis
  Products     $224,200  209,400    7   $440,900 $416,300    6
Other            76,400   94,600  (19)   156,000  188,400  (17)
  Net Sales    $300,600 $304,000   (1)  $596,900 $604,700   (1)

Based on the impending sale of its coronary cath lab businesses, (see "Subsequent Event" on page 6), Bard has changed its product group sales reporting. The most significant change is to include sales from those cardiology businesses which Bard intends to sell in the category designated "other".

Vascular sales were essentially flat for the quarter with year-to-date growth occurring in electrophysiology, graft and radiology products. Increases in infection control catheters, drainage bags and urological specialties contributed to the 10 percent growth in urology sales for the quarter.

Second quarter increases in specialty access products and mesh were primarily responsible for the 7 and 9 percent growth in the oncology and surgery categories, respectively.

               C. R. BARD, INC. AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (continued)

The gross profit margin for the quarter ended June 30, 1998 decreased to 51.9 percent from 52.7 percent in the prior year period. This decrease was primarily due to unfavorable variances as a result of the company's manufacturing restructuring and price erosion.

Other income and expense for the second quarter of 1998 was affected by several nonrecurring, one-time items. These include the gain from the Guidant settlement of $80,000,000 (net of a third-party royalty payment); the writedown of several businesses of $24,100,000 (including Bard's Diagnostic Sciences Division in anticipation of its sale to Polymedco, Inc. which was completed on July 7, 1998); $18,200,000 related to legal settlements and $6,500,000 related to other items. The net after tax favorable impact of these items was $18,700,000 or 33 cents per share on a diluted basis. The second quarter of 1997 had a gain of 2 cents per share on a diluted basis from the sale of an investment.

During the first six months of 1998 and 1997, the company acquired 600,000 and 275,000, respectively, of its common shares. The 1998 purchases are being held in treasury and the 1997 purchases were retired.

Restructuring Charges

As a result of extensive reviews of operations, during the third quarter of 1997, the Board of Directors and management authorized and committed the company to a restructuring of its global manufacturing operations. Five manufacturing facilities will be closed, four additional facilities will be downsized and several European distribution centers will be consolidated. The products manufactured at these locations will be redeployed to other facilities including a new plant. The restructuring plan resulted in a charge of $44,100,000 exclusive of certain period costs which are required to be expensed as incurred. To date, approximately $20,300,000 has been incurred against the $44,100,000 charge.

               C. R. BARD, INC. AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (continued)

Year 2000 Expenditures

The company utilizes software and related technologies that will be affected by the date change in the year 2000. For the first six months, the company's marketing, selling and administrative expense includes $2,400,000 for Year 2000 expenditures. Management believes that the company will incur additional expenses of $2,900,000 during 1998 and approximately $1,500,000 in 1999.

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

               C. R. BARD, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Davol Inc. has been identified as a Potentially Responsible Party by the Massachusetts Department of Environmental Protection for two net Superfund sites in Dartmouth and Freetown, Massachusetts. The allegations stem from transhipments of waste from the ReSolve hazardous waste reprocessing facility in Dartmouth, Massachusetts to each of the sites associated with the H&M Drum Company. At this time, each of the former ReSolve waste generators has agreed to contribute $1,000 towards a fund to finance a site investigation.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 12.1 - Computation of Ratio of Earnings to Fixed
         Charges

    (b)  Exhibit 27 - Financial Data Schedule

    (c) There were no reports on Form 8-K filed by the company during the quarter ended June 30, 1998.

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



Date:  August 12, 1998

                             - 10 -
