Form 10-Q
period 1998-09-30
BARD C R INC /NJ/
filed 1998-11-13
CIK 9892

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

             For the quarter ended September 30, 1998
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

                  Yes    X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                 Outstanding at October 31, 1998
Common Stock - $.25 par value               53,602,785

                C. R. BARD, INC. AND SUBSIDIARIES

                              INDEX

                                                     Page No.

PART I - FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets -
September 30, 1998 and December 31, 1997                 1

Condensed Consolidated Statements of Income
and Retained Earnings For The Quarter and
Nine Months Ended September 30, 1998 and 1997            2

Condensed Consolidated Statements of
Cash Flows For The Nine Months Ended
September 30, 1998 and 1997                              3

Notes to Condensed Consolidated Financial
Statements                                               4

Management's Discussion and Analysis of
Financial Condition and Results of Operations            6


PART II - OTHER INFORMATION                             11

                C. R. BARD, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS
                      (thousands of dollars)
                                     September 30,  December 31,
                                         1998          1997
                                       (Unaudited)
ASSETS
Current Assets:
  Cash and short-term investments    $   33,300     $   60,700
  Accounts receivable, net              248,800        240,600
  Inventories                           268,700        241,700
  Other current assets                   22,900         20,500
    Total current assets                573,700        563,500
Property, plant and equipment, net      216,500        206,400
Intangible assets, net of
  amortization                          393,800        424,400
Other assets                             73,700         85,000
                                     $1,257,700     $1,279,300

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
  Short-term borrowings and current
    maturities of long-term debt     $  266,000     $  103,000
  Accounts payable                       56,100         60,400
  Accrued expenses                      148,500        128,800
  Federal and foreign income taxes       22,200         18,400
    Total current liabilities           492,800        310,600
Long-term debt                          160,300        340,700
Other long-term liabilities              48,700         54,900
Shareholders' Investment:
  Preferred stock, $1 par value,
    authorized 5,000,000 shares;
    none issued                             ---            ---
  Common stock, $.25 par value,
    authorized 300,000,000 shares;
    issued and outstanding 55,068,551
    shares in 1998 and 56,784,551
    shares in 1997                       14,300         14,100
  Capital in excess of par value        112,000        101,100
  Retained earnings                     484,400        506,700
  Accumulated other comprehensive
   income                               (43,500)       (38,500)
  Unamortized expenses under stock
   plans                                (11,300)       (10,300)
  Total shareholders' investment        555,900        573,100
                                     $1,257,700     $1,279,300
<FN

The accompanying notes to consolidated financial statements are an integral part of these statements.

                C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
               (thousands except per share amounts)
                          (Unaudited)
                   For The Quarter Ended  For Nine Months Ended
                       September 30,           September 30,
                      1998      1997         1998      1997
Net sales           $298,500  $297,500     $895,400  $902,200
Costs and expenses:
 Cost of goods sold  144,900   139,300      430,400   426,200
 Marketing, selling
  and administrative  94,100    97,700      286,800   288,400
 Research and
  development         18,900    21,600       58,900    64,200
 Interest Expense      7,600     8,200       22,900    24,900
 Other (income)
  expense, net        (1,100)   35,700      (36,200)   27,900
Total costs and
 expenses            264,400   302,500      762,800   831,600
Income before taxes   34,100    (5,000)     132,600    70,600
Provision for income
 taxes                10,600    (1,200)      44,000    22,100
Net income            23,500    (3,800)      88,600    48,500
Retained earnings,
 beginning of period 530,300   530,900      506,700   506,700
Treasury stock
 repurchases         (58,700)  (20,700)     (79,700)  (29,400)
Cash dividends       (10,700)  (10,300)     (31,200)  (29,700)
Retained earnings,
 end of period      $484,400  $496,100     $484,400  $496,100
Basic earnings per
 share              $    .42  $   (.07)    $   1.57  $    .85
Diluted earnings
 per share          $    .42  $   (.07)    $   1.56  $    .84
Cash dividends per
 share              $    .19  $    .18     $    .55  $    .52
Average common shares
 outstanding-basic    55,936    57,054       56,498    57,054
Average common shares
 outstanding-diluted  56,358    57,742       56,838    57,742

The accompanying notes to consolidated financial statements are an integral part of these statements.

                C. R. BARD, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (thousands of dollars)
                          (Unaudited)
                                        For The Nine Months Ended
                                               September 30,
                                           1998           1997
Cash flows from operating activities:
    Net income                          $  88,600      $ 48,500

    Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Depreciation and amortization       43,300         44,500
       Gain on sales of assets                ---        (17,800)
       Other noncash items                 23,400         43,400

    Changes in assets and liabilities:
       Current assets                     (18,800)       (32,400)
       Current liabilities                 19,500         (8,400)
       Other                               11,900         (2,000)
                                          167,900         75,800
Cash flows from investing activities:
    Capital expenditures                  (33,900)       (25,200)

    Payments made for purchases of
     businesses                               ---         (6,500)
    Proceeds from sale of a product
     line                                     ---         24,000
    Other long-term investments,
       net                                (17,600)       (13,400)
                                          (51,500)       (21,100)
Cash flows from financing activities:

    Purchase of common stock              (80,000)       (29,600)
    Dividends paid                        (31,200)       (29,700)
    Short-term borrowings and other       109,300        (31,800)
    Long-term borrowings                 (118,700)        (2,000)
                                         (120,600)       (93,100)
Net increase (decrease) in cash
 equivalents                               (4,200)       (38,400)
Cash and cash equivalents
    at January 1,                          36,400         63,600
Cash and cash equivalents
    at September 30,                    $  32,200       $ 25,200

The accompanying notes to consolidated financial statements are an integral part of these statements.

                C. R. BARD, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial statements contained in this filing have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and have not been audited. However, C. R. Bard, Inc. ("Bard" or the "company") believes that it has included all adjustments to the interim financial statements, consisting only of normal recurring adjustments, which are necessary to present fairly the financial condition and results of operations at the dates and for the periods. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements as filed by the company in the 1997 Annual Report on Form 10-K.

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

Historically, these currency translation adjustments were included in "other" as a separate component of equity in the company's consolidated balance sheet. The following table reconciles net income to comprehensive income for the quarter and nine months ending September 30, 1998 and 1997 and reconciles accumulated other comprehensive income for the corresponding periods.

                C. R. BARD, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(thousands of dollars)  For Quarter Ended For Nine Months Ended
                           September 30        September 30
                          1998      1997       1998     1997
Net income              $ 23,500  $ (3,800) $ 88,600  $ 48,500

Translation adjustments    7,900   (17,100)   (5,000)  (45,300)

Comprehensive income    $ 31,400  $(20,900) $ 83,600  $  3,200

Accumulated other compre-
 hensive income beginning
 of period              $(51,400) $(20,300) $(38,500) $  7,900

Translation adjustments    7,900   (17,100)   (5,000)  (45,300)

Accumulated other compre-
 hensive income end of
 period                    $(43,500) $(37,400) $(43,500) $(37,400)

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

FAS 133 is effective for fiscal years beginning after June 15, 1999 with early adoption permitted. The company does not expect that the adoption of FAS 133 will have a material impact on its financial statements.

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

Subsequent Event
The company announced on October 1, 1998 that it had completed the sale of its global coronary cath lab business (angioplasty and angiography) to Arterial Vascular Engineering, Inc.

The transaction was structured as a sale of certain assets and certain liabilities of the company and the sale of stock of certain subsidiaries. In connection with the sale, the company received $550,000,000 plus 95% of the net book value of certain trade accounts receivable as of the Closing Date in cash and retained a portion of cath lab working capital. The sale of the coronary cath lab business will result in further realignment of Bard's operations particularly those operations located outside the U.S. The gain on the sale of the cath lab business will be reflected in fourth quarter results.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Consolidated net sales of emphasis products for the third quarter of 1998 of $226,900,000 increased 7 percent from the third quarter 1997 sales of $213,000,000. Consolidated net sales of emphasis products for the first nine months of 1998 of $667,800,000 increased 6 percent over the $629,300,000 for the same period last year. Sales in the U.S. for the third quarter of 1998 were $198,200,000, an increase of 2 percent from the third quarter of 1997, while international sales for the third quarter of 1998 were $100,300,000, down 3 percent against last year's third quarter.
The impact of a strengthening dollar in the third quarter decreased
sales outside the U.S. by 5 percent.   For the first nine months of
1998, U.S. sales totaled $584,700,000, down 1 percent, while international sales for the first nine months were approximately flat at $310,700,000. Currency translation for the first nine months of 1998 decreased international sales by approximately 6 percent and decreased worldwide sales by approximately 2 percent.

               C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (continued)

PRODUCT GROUP SUMMARY OF NET SALES
(thousands of dollars)
              Quarter Ended     Nine Months Ended
               September 30,               September 30,
                               %                            %
           1998     1997    Change     1998      1997    Change
Vascular $ 51,700 $ 48,700     6     $152,200  $145,400     5
Urology    85,100   80,200     6      249,700   236,300     6
Oncology   53,500   50,200     7      157,300   147,900     6
Surgery    36,600   33,900     8      108,600    99,700     9
 Total Emphasis
 Products 226,900  213,000     7      667,800   629,300     6
Other      71,600   84,500   (15)     227,600   272,900   (17)
Net Sales$298,500 $297,500     0     $895,400  $902,200    (1)

Based on the sale of the coronary cath lab businesses, (see
"Subsequent Event" on page 6), the company changed its product group sales reporting. The most significant change was to include sales from those cardiology businesses which the company intends to sell in the category designated "other".

Vascular sales increased 6 percent for the quarter and 5 percent year-to-date with increases occurring in electrophysiology, graft and radiology products. Increases in infection control catheters, drainage bags and urological specialties contributed to the 6 percent growth in urology sales for the quarter and year-to-date.

Third quarter increases in specialty access products and mesh were primarily responsible for the 7 and 8 percent growth in the oncology and surgery categories, respectively.

Other income and expense for the third quarter of 1998 included interest income and foreign exchange gains. In addition to recurring items such as foreign exchange and interest income, other income and expense in the third quarter of 1997 included the gain on the sale of the surgical suction product line, a manufacturing restructuring charge, the impairment of several investments and intangibles and the settlement of a legal claim.

During the first nine months of 1998 and 1997, the company acquired 2,100,000 and 855,200, respectively, of its common shares.

               C. R. BARD, INC. AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (continued)

Restructuring Charges

As a result of extensive reviews of operations, during the third quarter of 1997, the Board of Directors and management authorized and committed the company to a restructuring of its global manufacturing operations. Five manufacturing facilities will be closed, four additional facilities will be downsized and several European distribution centers will be consolidated. The products manufactured at these locations will be redeployed to other facilities including a new plant. The restructuring plan resulted in a charge of $44,100,000 exclusive of certain period costs which are required to be expensed as incurred. To date, approximately $22,700,000 has been incurred against the $44,100,000 charge.

Year 2000 Functionality

The company has a company-wide initiative to address the Year 2000 issue. A team of technology professionals began addressing the Year 2000 issue in 1996. Since then, the company has identified all significant third party and internal applications that require modification to address Year 2000 functionality.

The company divides its Year 2000 initiative into two components, information technology (IT) and non-information technology (Non-IT). The IT initiative includes third party and company mainframe and desktop systems and applications. The Non-IT initiative includes third party suppliers, embedded systems and the company's larger commercial customers.

Internal and external resources are being used to make the required IT modifications and test Year 2000 functionality. The modification process of all critical IT applications is substantially complete. The company is currently on schedule to complete the testing processes for these applications by December 31, 1998. These applications will undergo additional testing during 1999. In addition, the company is utilizing both internal and external resources to provide independent system verification and validation of Year 2000 functionality. This process will continue through the end of 1999. The company believes that contingency plans for its IT initiatives are not necessary since the company anticipates that its IT systems will be fully Year 2000 functional during 1999.

               C. R. BARD, INC. AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (continued)

Year 2000 Functionality (continued)

The company's Non-IT efforts include ensuring third party suppliers, embedded systems and the company's larger customers are Year 2000 functional. The company is communicating with third party suppliers that provide critical products or services and large customers. The company is testing significant embedded systems. If as a result of the company's communications or as a result of the company's testing of Non-IT embedded systems there appear to be Year 2000 functionality problems, contingency plans will be implemented. The company believes that any Non-IT contingency plan can be put in place during 1999 if necessary.

There can be no guarantee that the systems of other companies on which the company's systems rely will be converted in a timely manner, or that a failure to convert by another company, or a conversion that is incompatible with the company's systems, would not have a material adverse effect on the company. In addition, there are many risks associated with the Year 2000 issue, including but not limited to the possible failure of the company's computer and information technology systems. Any such failure by a third-party service provider, utility, supplier, customer or other entity may have a material adverse financial or operational effect on the company.

For the first nine months, the company's marketing, selling and administrative expense included $3,600,000 for IT-related Year 2000 expenditures. Management believes that the company will incur additional expenses of $1,700,000 during the remainder of 1998 and approximately $3,000,000 in 1999. These incremental costs do not include existing resources allocated to the project effort.

These costs and the date on which the company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

               C. R. BARD, INC. AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (continued)

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained herein or in other company documents and certain statements that may be made by management of the company orally, including statements regarding the use of net proceeds from the sale of the company's global coronary cath lab business and statements regarding cost savings from restructuring, may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Because actual results are affected by risks and uncertainties, the company cautions investors that actual results may differ materially from those expressed or implied. Factors which could cause the actual results to differ materially from expected and historical results include, but are not limited to: health care industry consolidation resulting in customer demands for price concessions, competitor's attempts to gain market share through aggressive marketing programs; fewer medical procedures performed in a cost-conscious environment; the lengthy approval time by the FDA or other government authorities to clear medical devices for commercial release; unanticipated product failures; legislative or administrative reforms to the U.S. Medicare and Medicaid systems or other non-U.S. reimbursement systems in a manner that would significantly reduce reimbursements for procedures using the company's medical devices; the acquisition of key patents by competitors that would have the effect of excluding the company from new market segments; the uncertainty of whether increased research and development expenditures will result in increased sales; unpredictability of existing and future litigation including litigation regarding product liability; uncertainty related to tax appeals and litigation; price increases from the company's suppliers of critical components; foreign currency fluctuations; unanticipated business disruptions from Year 2000 issues; the risk that the company may not achieve manufacturing or administrative efficiencies as a result of the company's restructuring, in the integration of acquired businesses or divestitures.

               C. R. BARD, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 10ac - Todd C. Schermerhorn Change of Control
         Agreement dated as of October 14, 1998.

    (b) Exhibit 10ad - James L. Natale Change of Control Agreement dated as of October 14, 1998.

    (c)  Exhibit 12.1 - Computation of Ratio of Earnings to Fixed
         Charges

    (d)  Exhibit 27 - Financial Data Schedule

    (e)  Reports on Form 8-K

         1. The registrant filed a current report on Form 8-K dated July 23 announcing the sale of its Global
            Coronary Cath Lab business to Arterial Vascular
            Engineering, Inc.

         2. The registrant filed a current report on Form 8-K dated October 1, 1998 announcing the close of its sale of its Global Coronary Cath Lab business to Arterial Vascular Engineering, Inc. and proforma information.


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

Date:  November 13, 1998
                             - 11 -