Form 10-K
period 1998-12-31
BARD C R INC /NJ/
filed 1999-03-31
CIK 9892

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549

                            FORM 10-K
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1998
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $2,900,355,800 based on the closing price of stock traded on the New York Stock
Exchange on February 26, 1999. As of February 26, 1999, there were 51,447,553 shares of Common Stock, $.25 par value per share, outstanding.

The company's definitive Proxy Statement dated March 12, 1999 has been incorporated by reference with respect to certain information contained therein in Part III and Part IV of this Form 10-K.

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

In 1966, Bard acquired the United States Catheter & Instrument Co., a supplier of urological and cardiovascular specialty products. In 1980 Bard acquired its major source of the Foley catheter - Davol Inc. Numerous other acquisitions were made over the last thirty-five years broadening Bard's product lines. Today, C. R. Bard, Inc. is a leading multinational developer, manufacturer and marketer of health care products.

1998 sales of $1.165 billion decreased 4% from 1997. Net income for 1998 totaled $252.3 million compared with $72.3 million in 1997. Basic and diluted earnings per share were $4.54 and $4.51, respectively, in 1998. Basic and diluted earnings per share were $1.27 and $1.26, respectively in 1997.

Acquisitions and Dispositions

During the fourth quarter of 1998, the company completed the sale of its global Coronary Cath Lab business to Arterial Vascular Engineering, Inc. and its Intra-Aortic Balloon Products business to Arrow International, Inc. for in excess of $625.0 million. A portion of the proceeds represents retained working capital, primarily accounts receivable, which will be collected through normal operations.

1997 included the sale of two product lines which resulted in a pretax gain of $22.7 million ($.23 per share).

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

The company reports its sales around the concept of disease state management. Three of Bard's four major product group categories are: vascular diagnosis and intervention, urological diagnosis and intervention, and oncological diagnosis and intervention. In addition the company maintains and grows its fourth major product group, surgical specialties, and also has a product group of other ongoing products. The divested products category contains divested and discontinued product lines.

The following table sets forth for the last three years ended
December 31, 1998, the approximate percentage contribution by product line to Bard's consolidated net sales on a worldwide basis.

                              Years Ended December 31,
                             1998      1997       1996

  Vascular                    18%       16%        14%
  Urology                     29%       27%        26%
  Oncology                    18%       16%        16%
  Surgery                     13%       11%        10%
  Other ongoing products       5%        5%         5%
      Total ongoing products  83%       75%        71%
  Divested products           17%       25%        29%
  Net sales                  100%      100%       100%

Narrative Description of Business

General

Historically, Bard has been known for its products in the urological field, where its Foley catheter is the leading device for bladder drainage. Bard's largest product group is the urological diagnosis and intervention category contributing approximately 29% of consolidated net sales in 1998.

Bard continually expands its research toward the improvement of existing products and the development of new ones. It has pioneered the development of disposable medical products for standardized procedures.

Vascular Diagnosis and Intervention - Bard's line of vascular diagnosis and intervention products includes peripheral angioplasty stents, catheters, guidewires, introducers and accessories and vena cava filters; electrophysiology products including cardiac mapping and electrophysiology laboratory systems, and diagnostic and temporary pacing electrode catheters; fabrics and meshes and implantable blood vessel replacements.

Urological Diagnosis and Intervention - Bard offers a complete line of urological diagnosis and intervention products including Foley catheters, procedure kits and trays and related urine monitoring and collection systems; ureteral stents; and specialty devices for incontinence, endoscopic procedures and stone removal.

Oncological Diagnosis and Intervention - Bard's line of oncological diagnosis and intervention products include biopsy products;
specialty access catheters and ports; and gastroenterological products.

Surgical Specialties - Bard's surgical specialties products include meshes for hernia repair; irrigation devices for orthopaedic and laparoscopic procedures; laparoscopic accessories; and topical hemostasis.

International - Bard markets vascular, urological, oncological and surgical specialties products throughout the world. Principal markets are Japan, Canada, the United Kingdom and continental Europe. Approximately 45% of the sales outside the United States are of products manufactured by Bard in its facilities in Canada, France, Germany, Malaysia and the United Kingdom. The balance of the sales are from products manufactured in the continental United States, Puerto Rico or Mexico for export. Bard's foreign operations are subject to the usual risks of doing business abroad, including restrictions on currency transfer, exchange fluctuations and possible adverse government regulations. See p. II-31 Note 10 in the Notes to Consolidated Financial Statements for additional information.

Competition

The company knows of no published statistics permitting a general industry classification that would be meaningful as applied to the company's variety of products. However, products sold by the company are in substantial competition with those of many other firms, including a number of larger well-established companies. The company depends more on its consistently reliable product quality, dependable service and its ability to develop products to meet market needs than on patent protection, although some of its products are patented or are the subject of patent applications.

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

Sales to distributors, which supply the company's products to many end users, accounted for approximately 26% of the company's sales and the five largest distributors combined accounted for approximately 95% of such sales.

In order to service its customers, both in the U.S. and outside the U.S., the company maintains inventories at distribution facilities in most of its principal marketing areas. Orders are normally shipped within a matter of days after receipt, except for items temporarily out of stock, and backlog is normally not significant in the business of the company.

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

Environment

The company continues to address current and pending environmental regulations relating to its use of ethylene oxide (ETO) for the sterilization of some of its products. The company is complying with regulations reducing permitted ETO emissions by installing scrubbing equipment and adjusting its processes. The company believes that continuing costs for environmental activities will not significantly affect earnings or competitive position.

Employees

The company employs approximately 7,700 persons.

Seasonality

The company's business is not affected to any material extent by seasonal factors.

Research and Development
The company's research and development expenditures amounted to approximately $72,700,000 in 1998, $85,800,000 in 1997 and
$77,300,000 in 1996.

Item 2.  Properties

The executive offices of the company are located in Murray Hill, New Jersey, in facilities that the company owns. Domestic manufacturing and development units are located in Arizona, Georgia, Kansas, Massachusetts, New Jersey, New York, Ohio,
Pennsylvania, Puerto Rico, Rhode Island, South Carolina, Texas and Utah. Sales offices and distribution points are in these locations as well as others.

Outside the U.S., the company has plants or offices in Australia, Belgium, Canada, China, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Korea, Malaysia, Mexico, the Netherlands, Norway, Portugal, Singapore, Spain, Sweden, Switzerland and the United Kingdom.

The company owns approximately 1,723,000 square feet in 21 locations and leases approximately 1,370,000 square feet of space in 53 locations.

All these facilities are well maintained and suitable for the operations conducted in them.

Item 3.  Legal Proceedings

On October 6, 1995, Trimedyne, Inc. filed a complaint in State Court in California alleging breach of contract, fraud and negligent misrepresentation by the company in connection with its performance under a Development, Supply and License Agreement dated June 28, 1991, concerning side-firing laser products (Urolase ),
along with certain other charges.   The parties settled this case
during the fourth quarter of 1998.

During 1993, the United States Environmental Protection Agency (the "EPA") notified the company's Urological division that it may be a potentially responsible party relative to cleanup of the Frontier Chemical site in Niagara Falls, New York. In September, 1993, the company entered into a consent order concerning the first phase of the cleanup, which was a drum removal action. The company's liability for the first phase was $119,000. A second phase of remedial action involves removal of waste in several large tanks. The company's liability for this phase was assessed at less than $15,000. The third phase of remedial action involves soil and groundwater contamination. The company's responsibility, if any, for cleanup of this phase is unknown at this time, but it is believed that the final resolution of this matter is not expected to have a material adverse financial impact on the company.

During 1992, the EPA notified the company that it had been identified as a potentially responsible party in connection with an ongoing investigation of the Solvents Recovery Service of New England site in Southington, Connecticut. Although the full extent of liability in this case is unknown, the company has been identified with less than one-half percent of the total gallonage of waste materials. Beginning in 1995, the company, together with several hundred other parties, entered into two consent orders to perform the remedial investigation and feasibility study and two removal actions with respect to groundwater contamination. The final resolution of this matter is not expected to have a material adverse financial impact on the company.

Davol Inc., a Bard subsidiary, has been identified as a Potentially Responsible Party by the Massachusetts Department of Environmental Protection for two new Superfund sites in Dartmouth and Freetown, Massachusetts. The allegations stem from transhipments of waste from the ReSolve hazardous waste reprocessing facility in Dartmouth, Massachusetts to each of the sites associated with the H&M Drum Company. At this time, Davol Inc. and the other former ReSolve waste generators have agreed to contribute $1,000 towards a fund to finance a site investigation. The final resolution of this matter is not expected to have a material adverse financial impact on the company.

The company is also subject to other legal proceedings and claims that arise in the ordinary course of business.

Item 4.  Results of Votes of Security Holders

Not applicable.

Executive Officers of the Registrant

Set forth below is the name, age, position, five-year business history and other information with respect to each executive officer of the company as of March 1, 1999. No family relationships exist among the officers of the company.

     Name               Age          Position

William H. Longfield    60      Chairman and
                                Chief Executive Officer
                                and Director

Guy J. Jordan           50      Group President

Timothy M. Ring         41      Group President

John H. Weiland         43      Group President

Charles P. Slacik       44      Senior Vice President and
                                Chief Financial Officer

Nadia C. Adler          54      Vice President General Counsel
                                and Secretary

James R. Adwers, M.D.   55      Vice President-Medical Affairs

E. Robert Ernest        58      Vice President-Planning and
                                Development

Christopher D. Ganser   46      Vice President-Quality Assurance

Hope Greenfield         47      Vice President-Human Resources

Charles P. Grom         51      Vice President and Controller

Richard D. Manthei      63      Vice President-Scientific
                                Affairs

Earle L. Parker         55      Vice President and
                                Chief Investor Relations Officer

Todd C. Schermerhorn    38      Vice President and Treasurer

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

John H. Weiland joined Bard in 1996 as Group Vice President. Prior to joining the company, was Senior Vice President at Dentsply International. Previously served as President and Chief Executive Officer of Pharmacia Diagnostics, Inc. and was with American Hospital Supply and Baxter Healthcare. Served one year as a White House Fellow in the role of Special Assistant in the Office of Management and Budget. Elected to present position in 1997.

Charles P. Slacik joined Bard in 1999 as Senior Vice President and
Chief Financial Officer. Prior to joining the company, was with American Home Products since 1982 in various financial and operating positions, the most recent as Chief Operating Officer for Solgar Vitamin and Herb Company. Other American Home Products positions included Senior Vice President of Finance for Whitehall-Robins Healthcare Division and Sherwood-Davis & Geck Corp.;
Corporate Controller for American Home Products and Executive Vice President of Whitehall-Robins Healthcare Division.

Nadia C. Adler joined Bard in 1999 as Vice President, General Counsel and Secretary. Prior to joining Bard was Senior Vice President, General Counsel and Assistant Secretary of Montefiore Medical Center in New York City since 1987. Before Montefiore, was Partner in the law firm of Rosenman & Colin as a member of the Litigation Department and later their Corporate Department.

James R. Adwers, M.D. joined Bard in 1995 as Regional Vice President, Surgical Group, Corporate Medical Affairs. Promoted to Staff Vice President of the Corporate Medical Affairs Group in 1996. Prior to joining the company, held medical affairs positions with Becton, Dickinson and Company and Technomed International. Promoted to present position in 1997.

E. Robert Ernest joined Bard as Director of Market Research and
Business Development in 1977. Prior to joining Bard, was with Abbott Laboratories for ten years. Promoted to Vice President-Business Development in 1979 and named to present position in 1994.

Christopher D. Ganser joined Bard in 1989 as Manager-Quality Assurance in the Moncks Corner facility. Promoted to Division Manager-Quality Control Operations in 1991 and to Director of Quality Assurance of Bard Urological Division in 1992. Promoted to present position in 1994. Prior to joining Bard, held several quality assurance positions with Kendall McGaw.

Hope Greenfield joined Bard in 1995 in her present position. Prior to joining the company, was with Digital Equipment Corporation for sixteen years where she served as Human Resources Director and Vice President for various divisions.

Charles P. Grom joined Bard in 1977 as Corporate Accounting Manager and promoted to Corporate Cost and Budget Manager in 1980. Served as Division Controller for various Bard Divisions between 1981 and 1988 when he was promoted to Assistant Corporate Controller. Elected Controller in 1994 and to his present position in 1995.

Richard D. Manthei joined Bard in 1996 in his current position. Prior to joining the company, was a Partner in the law firm of McKenna and Cuneo in Washington, D.C., where he chaired the Food, Drug, Cosmetic, and Medical Device Department. Previously served as Managing Partner at Burditt, Bowles and Radzius. Held prior positions with American Hospital Supply Corporation and Baxter International, Inc.

Earle L. Parker joined Bard in 1979 as Corporate Cost and Budget
Manager.  Promoted to Assistant Controller of Bard Urological
Division in 1980, to Controller of USCI Division in 1981 and to Vice President and Controller in 1985. Promoted to Vice President-Operations of USCI Division in 1990, to Vice President and General
Manager of USCI Angiography Division in 1991, to Treasurer in 1992, to Vice President and Treasurer in 1994, and to present position in 1998.

Todd C. Schermerhorn joined Bard in 1985 as Cost Analyst and has held increasingly responsible financial positions including Controller of the Vascular Systems Division and Vice President and Controller at USCI. Most recently was Vice President and Group Controller for Bard's Global Cardiology Unit. Promoted to present position in 1998.

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

                           Quarters
                1st      2nd       3rd         4th      Year
    1998
    High      38-1/4   38-7/8    41-5/8      50-1/4    50-1/4
    Low       28-1/2   32-7/16   32-3/4      33-7/8    28-1/2
    Close     36-3/4   38-1/16   36-7/8      49-1/2    49-1/2

    1997
    High      28-3/4   36-3/4    39          34-7/8    39
    Low       26-3/8   27-7/8    32-11/16    26-1/2    26-3/8
    Close     28-1/2   36-5/16   34          31-5/16   31-5/16

Approximate Number of Equity Security Holders
                                   Approximate Number
                                    of Record Holders
      Title of Class             as of February 26, 1999
Common Stock - $.25 par value            6,947

Dividends

The company paid cash dividends of $41,500,000 or $.74 per share in 1998 and $40,000,000 or $.70 per share in 1997. The following table illustrates the quarterly rate of dividends paid per share.

                         Quarters
               1st     2nd     3rd    4th     Year
       1998  $ .18   $ .18   $ .19  $ .19   $ .74
       1997  $ .17   $ .17   $ .18  $ .18   $ .70

In December 1998 the first quarter dividend of $.19 per share was declared, indicating an annual rate of $.76 per share. The first quarter dividend was paid on February 5, 1999 to shareholders of record on January 25.

Item 6.
SELECTED FINANCIAL DATA
C. R. BARD, INC. AND SUBSIDIARIES
                             For the Years Ended December 31,
(Thousands of dollars except
 per share amounts)

               1998       1997       1996       1995        1994        1993
INCOME STATEMENT DATA
Net sales   $1,164,700 $1,213,500 $1,194,400 $1,137,800  $1,064,600  $1,008,800
Net income     252,300     72,300     92,500     86,800      75,600      57,800

BALANCE SHEET DATA
Total assets$1,079,800 $1,279,300 $1,332,500 $1,091,000  $1,043,100  $  881,400
Working
 capital    $  185,700    252,900    240,700    230,600      72,300     165,200
Long-term
 debt       $  160,000    340,700    342,800    198,400      93,400      82,100
Total debt  $  162,000    443,700    491,000    265,300     294,000     171,000
Shareholders'
 investment $  567,600    573,100    601,500    564,600     495,400     439,900

COMMON STOCK DATA
Basic earnings
 per share  $     4.54 $     1.27 $     1.62 $     1.53  $     1.34  $     1.02
Diluted earnings
 per share  $     4.51 $     1.26 $     1.61 $     1.52  $     1.33  $     1.01
Cash dividends
 per share         .74        .70        .66        .62         .58         .54
Shareholders'
 investment
 per share  $    11.02 $    10.09 $    10.56 $     9.89  $     8.77  $     7.77
Average shares
 outstanding
  (000's)       55,566     56,971     57,090     56,731      56,461      56,692
Shareholders of
 record          6,650      7,088      7,371      7,644       8,104       8,489
SUPPLEMENTARY DATA
Return on average
 shareholders'
 investment      44.2%      12.3%      15.9%      16.4%       16.2%       13.1%
Net income/net
 sales           21.7%       6.0%       7.7%       7.6%        7.1%        5.7%
Days-accts
 receivable      72.8       69.6       70.3       66.7        62.3        60.7
Days-
 inventory      151.9(1)     151.9    151.7      149.4       143.6       135.9
Total debt/
 total
 capitaliza-
 tion            22.2%      43.6%      44.9%      32.0%       37.2%       28.0%
Interest
 expense    $   26,400 $   32,900 $   26,400 $   24,200  $   16,300  $   12,500
R&D expense     72,700     85,800     77,300 $   75,600  $   71,600  $   67,500
Number of
 employees       7,700      9,550      9,800      9,400       8,900       8,650
Net sales per
 employee   $    151.3 $    127.1 $    121.9 $    121.0  $    119.6  $    116.6
Net income per
 employee   $     32.8 $      7.6 $      9.4 $      9.2  $      8.5  $      6.7

(1) 1998 excludes divested cardiology businesses.

Item 7. Management's Discussion and Analysis of Results of Operations and of Financial Conditions

General

Bard is a leading multinational developer, manufacturer and marketer of products for the large and growing health care industry. Worldwide health care expenditures approximated $2.5 trillion in 1998 with about half that amount spent in the United States. Bard's segment of this industry, itself a multi-billion dollar market, is primarily specialized products used mainly in hospitals, in outpatient centers and in physician's offices to meet the needs of the medical profession in caring for their patients. The company seeks to focus and concentrate on selected markets with cost-effective, innovative products and specialized sales forces to maximize Bard's opportunities in managing these markets.

Summary Results

Net sales for the full year 1998 were $1.165 billion, which include sales of products that were divested during the year. Full-year sales of ongoing products, which include vascular, urology, oncology and surgery products increased 6% to $968.9 million. This increase was primarily the result of growth in new and established product lines. Bard's key franchises remain strong. The company reported record earnings in 1998 of $252.3 million, which include a gain on the sale of its cardiology businesses as well as several other one-time items. Without the one-time items reported in both 1998 and 1997, earnings per share would have shown growth consistent with ongoing sales growth.

Results of Operations - 1998 vs. 1997

Net sales for 1998 totaled $1.165 billion, which represents a 4% decline from the prior year mostly due to the 1998 divestiture of the company's cardiology businesses. Full year sales of ongoing products were $968.9 million, an increase of 6% over 1997 results. Price reductions and the impact of a stronger dollar had the effect of reducing 1998 reported net sales by 2% and 1%, respectively.

Sales of vascular products rose 6% in 1998. Radiology and electrophysiology devices showed strong worldwide growth. Graft product sales from our IMPRA division also contributed to the overall growth in the product group.

Urology product sales grew 5% in 1998. The Infection Control Foley catheter and our ProSeed brachytherapy business provided the majority of the growth in this area.

Sales of oncological products increased 7% in 1998. Specialty access devices showed good growth, particularly in international markets.

Sales of surgery products grew 10% in 1998, propelled by high worldwide growth of mesh products, used primarily for hernia repair.

The product areas discussed above represent substantially all of Bard's ongoing products subsequent to the completion of the cardiology divestiture.

Net sales by product group for the last three years (in millions)
are:
                           1998        1997       1996
Vascular                 $  209.0    $  198.0   $  160.9
Urology                     339.8       323.4      306.4
Oncology                    213.1       199.1      191.7
Surgery                     148.4       134.8      123.0
Other ongoing products       58.6        58.2       62.6
Total ongoing products      968.9       913.5      844.6
Divested products           195.8       300.0      349.8
Net sales                $1,164.7    $1,213.5   $1,194.4

Sales in the United States of ongoing products rose 5% to $687.9 million. The vascular and surgery products provided the greatest growth.

Ongoing product sales outside the U.S. increased 8% to $281.0 million with growth demonstrated by urology, oncology and surgery products. The impact of a stronger dollar had the effect of reducing these sales by 3%.

The geographic breakdown of ongoing product sales for the last three years is:
                             1998      1997      1996
United States                 71%       71%       71%
Europe                        19%       19%       19%
Japan                          5%        5%        4%
Other                          5%        5%        6%
                             100%      100%      100%

Global pricing pressures together with the additional expenditures related to Bard's ongoing manufacturing restructuring effort increased cost of goods sold as a percent of sales to 47.6% from 47.2% in 1997. In the fourth quarter when a substantial portion of the cardiology sale was completed, Bard reported improved cost of goods sold as a percent of sales of 45.9% from 47.1% in the prior year quarter.

Marketing, selling and administrative expenses declined 3% in 1998. As a percent of sales, these expenses increased due to the effect of several one-time items such as Year 2000 expenditures. Reported research and development expense declined 15% as a result of the sale of the cardiology businesses, while Bard's spending on its ongoing products was consistent with the prior year.

Interest expense declined 20% in 1998 due to Bard's decision to utilize a portion of the proceeds from the sale of the cardiology businesses to repay short-term debt. In addition, the company elected in June 1998 to prepay a long-term note which further reduced 1998 interest expense.

As a result of a series of strategic initiatives, the company has divested several cardiology product lines. These transactions closed in the fourth quarter 1998 when the company recorded a pretax gain of $329.2 million. Please refer to Note 2, Acquisitions and Dispositions, of the Notes to Consolidated Financial Statements on page II-19 for additional information.

Please refer to Note 9, Other (Income) Expense, Net, of the Notes to Consolidated Financial Statements on page II-28 of this report for a summary of items in this category in the last three years. Included in this category in 1998 are a net gain of $48.6 million from the settlement of various patent infringement and legal claims and a charge of $34.1 million for the writedown of assets primarily associated with divested businesses.

Income Tax

The effective tax rate was 45.7% in 1998, 31.1% in 1997 and 9.9% in 1996. The increase in 1998 is largely the result of the sale of the cardiology businesses.

Net Income

In 1998, Bard reported net income of $252.3 million and diluted earnings per share of $4.51. Excluding the impact of the after-tax gain on the sale of the cardiology businesses of $2.93, the net after-tax loss from one-time items of ($0.13) and the after-tax impact of the Year 2000 costs of ($0.03) diluted earnings per share would have been $1.76.

In 1997, Bard reported net income of $72.3 million and diluted earnings per share of $1.26. Excluding the net after-tax loss from one-time items of ($0.38) and the after-tax impact of the Year 2000 costs of ($0.03), diluted earnings per share would have been $1.67.

In 1996, Bard reported net income of $92.5 million and diluted earnings per share of $1.61. Excluding the net after-tax loss from one-time charges of ($0.45) and a reversal of tax reserves of $0.26, diluted earnings per share would have been $1.80.

Results of Operations - 1997 vs. 1996

Net sales rose 2% to $1.214 billion. Products divested in 1997 reduced the growth in sales by 6%. Price reductions totaled about 1.5% and the stronger dollar reduced reported net sales by 2%.

Sales of vascular products rose 23% in 1997. Radiology devices and a full year of sales of graft products from the acquisition of IMPRA, Inc. both contributed to the growth rate of vascular products.

Urology product sales grew 6% in 1997. The Infection Control Foley Catheter and the Contigen Bard's collagen implant provided the growth in this area.

Sales of oncological products increased 4% in 1997. Both specialty venous access devices and biopsy products showed strong performance.

Sales of surgery products grew 10% in 1997, propelled by high worldwide growth of mesh products, used primarily for hernia repair.

The product areas discussed above represent substantially all of Bard's ongoing products. The combined growth of ongoing products was 8% in 1997.

Sales in the United States of ongoing products rose 8% in 1997 to $652.6 million. Vascular and surgery products provided the best growth in the U.S.

Sales outside the U.S. of ongoing products increased 7% to $260.9 million in 1997. Sales of vascular grafts (helped by the acquisition of IMPRA in 1996), specialty access devices, mesh products and basic urological drainage devices contributed to this growth internationally.

Bard's cost of goods sold improved to 47.2% of sales compared with 48.7% in 1996. The company's efforts to reduce manufacturing costs and the acquisition of IMPRA resulted in this improvement.

Marketing, selling and administrative expenses increased almost 7% in 1997 primarily due to a full year of spending associated with the IMPRA acquisition and the costs associated with programming changes for the year 2000. These expenses grew faster than sales and were at a level of 32.2% of sales in 1997 compared with 30.6% in 1996.

Spending for research and development increased 11% in 1997 to 7.1% of sales from 6.5% of sales in 1996. This increase in spending reflected the continued high cost of competing in the cardiology marketplace.

Additional interest expense for the full year 1997 related to acquisitions in 1996 and resulted in the increase in total interest expense for the year.

Other (income) expense, net, in 1997 included charges of $44.1 million for a manufacturing restructuring plan and $10.5 million associated with the impairment of investments and intangible assets, and a legal settlement. These charges were partially offset by gains of $17.8 million on the sale of the surgical suction and irrigation product line and $6.7 million from sales of other product lines and assets. In addition, costs of $9.0 million in 1996 to combine the operations of acquisitions affected income in that year.

The effective tax rate was 31.1% in 1997 and 9.9% in 1996. The lower tax rate in 1996 was primarily due to the increased tax benefit in the U.S. related to one-time charges and the reversal of approximately $15 million in tax reserves no longer required. The tax benefit from operations in Ireland and Puerto Rico favorably affected the tax rate in each year.

Net income decreased to $72.3 million in 1997 from $92.5 million in 1996. Both years were affected by one-time items as discussed earlier in this review

Year 2000 Functionality

Bard has a company-wide initiative to address Year 2000 functionality. A team of management and technical representatives oversees the Year 2000 efforts. The company divides its Year 2000 initiative into two components, information technology (IT) and non-information technology (Non-IT). The IT initiative includes purchased and internally developed mainframe and desktop computer systems and applications. The Non-IT initiative includes suppliers, manufacturing and support systems and the company's customers.

Internal and external resources are being used to identify needs, make the required IT modifications and test Year 2000 functionality. The identification process of all critical IT applications is complete. The company is currently on schedule to complete the implementation of all modifications to these applications by the third quarter of 1999. The company is utilizing both internal and external resources to provide independent system verification and validation of Year 2000 functionality. This process will continue through the end of 1999 and includes the development and implementation of contingency plans to address unforeseen problems.

The company's Non-IT efforts include ensuring suppliers, manufacturing and support systems and the company's larger customers are Year 2000 functional. The company is communicating with suppliers that provide critical products or services and
customers.   The company is testing significant manufacturing and
support systems. If as a result of the company's communications or as a result of the company's testing of Non-IT systems there appear to be potential Year 2000 functionality problems, additional contingency plans under development should minimize these risks.

There can be no guaranty that the systems of other companies on which the company's systems rely will be converted in a timely manner, or that a failure to convert by another company, or a conversion that is incompatible with the company's systems, would not have a material adverse effect on the company. In addition, there are many risks associated with the Year 2000 issue, including but not limited to the possible failure of the company's computer and information technology systems. Any failure by a supplier, customer or other entity may have a material adverse financial or operational effect on the company.

The company's marketing, selling and administrative expense included $4.7 million for IT-related Year 2000 expenditures in 1998 and $2.8 million in 1997. Management believes that the company will incur additional expenses of approximately $3.0 million in 1999. These incremental costs do not include existing internal resources allocated to the project effort.

These costs and the date on which the company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guaranty that these estimates will be achieved and actual results could differ from those plans.

Financial Condition and Liquidity

Bard's financial condition substantially strengthened in 1998. The company received proceeds of approximately $625 million from the fourth quarter sale of its cardiology businesses. A portion of these proceeds along with a second quarter intellectual property settlement and ongoing operating cash flow were used to retire debt and repurchase common stock. As a result, total debt was reduced by $281.7 million to $162.0 million at the end of 1998 and the ratio of total debt to total capitalization declined to 22.2% at December 31, 1998 from 43.6% at December 31, 1997. Shareholders' equity was reduced in 1998 with the repurchase of $264.1 million of common stock.

The company has a $300 million syndicated, committed credit facility with a group of 12 banks. The company made no borrowings under this credit facility in 1998. The facility expires in June 2000. This facility supports a commercial paper program of $300
million.   The  company  borrows  actively  under  this  program.

In addition to the $300 million committed credit facility, Bard maintains uncommitted credit lines with banks for short-term cash needs and these lines were used as needed during the last three years. At December 31, 1998 the unused uncommitted lines of credit totaled $255 million.

The company expects cash flow from operating activities to exceed capital expenditures and dividend payments. The company believes it could borrow adequate funds at competitive terms and rates, should it be necessary. The company believes this overall financial strength gives Bard sufficient financing flexibility.

Total cash outlays made for purchases of businesses, patents, trademarks and other related items were approximately $50 million in 1998, $23 million in 1997, and $237 million in 1996. The majority of these investments were for intangible assets, reflecting the premium over book value for these purchases. The majority of the cash outlays were financed with additional debt with the balance coming from cash from operations.

Periodically, the company purchases its common stock in the open market to replace shares issued under various employee stock plans. In connection with the announced sale of the cardiology businesses, the Board of Directors in July 1998 authorized the purchase from time to time of up to 10 million shares of common stock. Total shares purchases were 6,295,200 in 1998; 955,200 in 1997; and 813,700 in 1996.

Foreign Currency Risk

The company periodically enters into foreign exchange contracts and options to reduce its exposure to fluctuations in currency values. Contracts have been exclusively for the forward purchase of, and options in, currencies in which the company has known or anticipated payments. These are primarily for intercompany transactions, resulting in a high degree of confidence that the anticipated transactions will take place. Monetary assets of the company held in foreign currencies have relatively short maturities and are denominated in currencies that have not experienced wide short-term fluctuations in their equivalent U.S. dollar values. Please refer to Note 4 of the Notes to Consolidated Financial Statements on page II-22 of this report for further information about the company's foreign exchange contracts.

The company continues to review and monitor the impact of a common European currency on its business. Due to numerous uncertainties, the company cannot at this time accurately estimate the effect one common currency will have on pricing and the resulting impact, if any, on the company's financial condition or results of operations. Currently, management believes that this impact will not be material.

Legal Proceedings

For a discussion of pending legal proceedings and related matters, please see Note 5, Commitments and Contingencies, of the Notes to Consolidated Financial Statements on page II-23.

Acquisitions and Dispositions

For information on the company's acquisitions and dispositions of businesses, please see Note 2, Acquisitions and Dispositions, of the Notes to Consolidated Financial Statements on page II-19.

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained herein or in other company documents and certain statements that may be made by management of the company orally, including without limitation statements regarding the use of net proceeds from the sale of the company's cardiology businesses, statements regarding cost savings from restructuring, and statements regarding the company's future performance, may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Because actual results are affected by risks and uncertainties, the company cautions investors that actual results may differ materially from those expressed or implied. Factors which could cause the actual results to differ materially from expected and historical results include, but are not limited to: health care industry consolidation resulting in customer demands for price concessions; competitors' attempts to gain market share through aggressive marketing programs; fewer medical procedures performed in a cost-conscious environment; the unpredictability of the approval time by the FDA or other government authorities to clear medical devices for commercial release; unanticipated product failures; legislative or administrative reforms to the U.S. Medicare and Medicaid systems or other non-U.S. reimbursement systems in a manner that would significantly reduce reimbursements for procedures using the company's medical devices; the acquisition of key patents by competitors that would have the effect of excluding the company from new market segments; the uncertainty of whether increased research and development expenditures will result in increased sales; unpredictability of existing and future litigation including without limitation litigation regarding product liability;

Cautionary Statement Regarding Forward-Looking Information
(continued)

uncertainty related to tax appeals and litigation; price increases from the company's suppliers of critical components; foreign currency fluctuations; unanticipated business disruptions from Year 2000 issues; the risk that the company may not achieve manufacturing or administrative efficiencies as a result of the company's restructuring and/or in the integration of acquired businesses or divestitures.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Public Accountants

To the Shareholders and Board of
  Directors of C. R. Bard, Inc.:

We have audited the accompanying consolidated balance sheets of C. R. Bard, Inc. (a New Jersey corporation) and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of
C. R. Bard, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                               ARTHUR ANDERSEN LLP

Roseland, New Jersey
January 26, 1999

                    C. R. BARD, INC. AND SUBSIDIARIES
                    STATEMENTS OF CONSOLIDATED INCOME

                                For the Years Ended December 31,
(Thousands of dollars except per share amounts)

                                1998         1997         1996
Net sales                    $1,164,700   $1,213,500   $1,194,400
Costs and expenses:
 Cost of goods sold             554,100      572,800      581,300
 Marketing, selling
  and administrative            379,200      390,500      365,800
 Research and development        72,700       85,800       77,300
 Interest expense                26,400       32,900       26,400
 Gain from dispositions of
  cardiology businesses        (329,200)         ---          ---
 Other(income)expense, net       (2,900)      26,600       40,900
Total costs and expenses        700,300    1,108,600    1,091,700
Income before taxes             464,400      104,900      102,700
 Income tax provision           212,100       32,600       10,200
Net income                   $  252,300   $   72,300   $   92,500
Basic earnings per share     $     4.54   $     1.27   $     1.62
Diluted earnings per share   $     4.51   $     1.26   $     1.61

The accompanying notes to consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED SHAREHOLDERS'INVESTMENT

(Thousands of dollars except per share amounts)
                                                                                               Unamortized
                                                          Capital in               Cumulative    Expenses
                                         Common Stock     Excess of    Retained    Translation    Under
                                       Shares    Amount   Par Value    Earnings    Adjustments  Stock Plan  Total
Balance at December 31, 1995         57,100,598  $14,300  $63,300      $478,900     $ 12,400     $(4,300)  $564,600
Net income                                                               92,500                              92,500
Currency translation
 adjustments                                                                          (4,400)                (4,400)
  Comprehensive income                                                                                       88,100
Cash dividends ($.66 per share)                                         (37,700)                            (37,700)
Treasury stock retired                 (813,700)    (200)               (27,000)                            (27,200)
Employee stock plans                    699,085      200    14,200                                   (700)   13,700
Balance at December 31, 1996         56,985,983   14,300    77,500      506,700        8,000       (5,000)  601,500
Net income                                                               72,300                              72,300
Currency translation
 adjustments                                                                         (46,500)               (46,500)
  Comprehensive income                                                                                       25,800
Cash dividends ($.70 per share)                                         (40,000)                            (40,000)
Treasury stock retired                 (955,200)    (300)               (32,300)                            (32,600)
Employee stock plans                    753,768      100    23,600                                 (5,300)   18,400
Balance at December 31, 1997         56,784,551   14,100   101,100      506,700      (38,500)     (10,300)  573,100
Net income                                                              252,300                             252,300
Currency translation
 adjustments                                                                          15,400                 15,400
  Comprehensive income                                                                                      267,700
Cash dividends ($.74 per share)                                         (41,500)                            (41,500)
Treasury stock acquired              (6,295,200)                       (264,100)                           (264,100)
Employee stock plans                  1,008,213      200    31,200       (1,200)                    2,200    32,400
Balance at December 31, 1998         51,497,564  $14,300  $132,300     $452,200     $(23,100)    $ (8,100) $567,600

The accompanying notes to consolidated financial statements are an integral part of these statements.

                      C. R. BARD, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                                   December 31,
(Thousands of dollars)                           1998         1997
Assets
Current assets:
 Cash                                         $   25,600   $    8,000
 Short-term investments                           16,800       52,700
 Accounts receivable, less reserve of
  $9,300 and $14,000                             217,800      240,600
 Inventories                                     182,500      241,700
 Other current assets                             45,800       20,500
Total current assets                             488,500      563,500
Property, plant and equipment, at cost
 Land                                             11,000       11,000
 Buildings and improvements                      121,900      144,100
 Machinery and equipment                         156,700      186,800
                                                 289,600      341,900
Less - Accumulated depreciation and
 amortization                                    116,900      135,500
Net property, plant and equipment                172,700      206,400
Intangible assets, net of amortization           358,900      424,400
Other assets                                      59,700       85,000
                                              $1,079,800   $1,279,300
Liabilities and shareholders' investment
Current liabilities:
 Short-term borrowings and current
  maturities of long-term debt                $    2,000   $  103,000
 Accounts payable                                 67,400       60,400
 Accrued compensation and benefits                41,800       37,900
 Accrued expenses                                145,600       90,900
 Federal and foreign income taxes                 46,000       18,400
Total current liabilities                        302,800      310,600
Long-term debt                                   160,000      340,700
Other long-term liabilities                       49,400       54,900
Commitments and contingencies                        ---          ---
Shareholders' investment:
Preferred stock, $1 par value, authorized
 5,000,000 shares; none issued                       ---          ---
Common stock, $.25 par value, authorized
 300,000,000 shares; issued
 and outstanding 51,497,564 shares
 in 1998, 56,784,551 shares in 1997               14,300       14,100
Capital in excess of par value                   132,300      101,100
Retained earnings                                452,200      506,700
Accumulated other comprehensive income           (23,100)     (38,500)
Unamortized expenses under stock plans            (8,100)     (10,300)
  Total shareholders' investment                 567,600      573,100
                                              $1,079,800   $1,279,300

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                       C. R. BARD, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         For the Years Ended December 31,
(Thousands of dollars)                     1998         1997        1996
Cash flows from operating activities:
Net income                               $252,300     $ 72,300    $ 92,500
Adjustments to reconcile net
 income to net cash provided
 from operating activities:
  Depreciation and amortization            58,700       57,300      57,400
  Net gain on sales of product lines,
  net of tax                             (149,200)     (22,700)        ---
  Deferred income taxes                   (26,300)     (15,900)      7,300
  Expenses under stock plans                3,600        2,800       2,200
  Other noncash items                      31,400       38,200      15,500
Changes in assets and
 liabilities net of acquired
 businesses:
  Accounts receivable                       9,200       (7,000)    (21,500)
  Inventories                             (12,200)     (16,100)     (9,800)
  Other assets                             17,500      (18,300)      6,000
  Current liabilities, excluding
   debt                                    27,200        4,700     (24,400)
  Other long-term liabilities              (4,000)       3,200      (2,700)
Net cash provided from operating
 activities                               208,200       98,500     122,500
Cash flows from investing activities:
Capital expenditures                      (43,800)     (32,800)    (41,600)
Net proceeds from sales of product
 lines                                    449,300       29,700         ---
Payments made for purchases of
 businesses                               (17,500)      (7,200)   (199,400)
Patents, trademarks and other             (32,000)     (15,300)    (37,700)
Net cash used in investing
 activities                               356,000      (25,600)   (278,700)
Cash flows from financing activities:
Common stock issued for options and
 benefit plans                             28,800       15,600      11,500
Purchase of common stock                 (264,100)     (32,600)    (27,200)
Proceeds from long-term
 borrowings, net of issuance costs            ---        5,600     159,600
Principal payments of long-term
 borrowings                              (180,800)      (1,000)     (3,100)
Proceeds from(repayments of)
 short-term borrowings, net              (101,000)     (44,900)     79,700
Dividends paid                            (41,500)     (40,000)    (37,700)
Net cash provided by (used in)
 financing activities                    (558,600)     (97,300)    182,800
Translation adjustment                       (800)      (2,800)       (400)
Cash and cash equivalents:
Increase(decrease) during the year          4,800      (27,200)     26,200
Balance at January 1,                      36,400       63,600      37,400
Balance at December 31,                  $ 41,200     $ 36,400    $ 63,600

The accompanying notes to consolidated financial statements are an integral part of these statements.

                C. R. BARD, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

C. R. Bard, Inc. ("the company" or "Bard") is a leading multinational developer, manufacturer and marketer of health care products. The company markets its products worldwide to hospitals, individual health care professionals, extended care facilities and alternate site facilities. Bard holds strong positions in products used for vascular, urological and oncological diagnosis and intervention. Bard also has a surgical product group.

1.  Significant Accounting Policies

Consolidation The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Earnings Per Share "Basic earnings per share" represents net income divided by the weighted average shares outstanding. "Diluted earnings per share" represents net income divided by weighted average shares outstanding adjusted for the incremental dilution of outstanding employee stock options and awards. Unless indicated otherwise per share amounts are calculated on a diluted basis.

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:
                                  1998        1997       1996
Average common shares
 outstanding                    55,566,453 56,970,849 57,090,130
Incremental common shares
 issuable:  Stock option
 and incentive plans               403,620    302,151    458,870
Average common shares
 outstanding assuming dilution  55,970,073 57,273,000 57,549,000

Derivative Instruments In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. FAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. FAS 133 is effective for fiscal years beginning after June 15, 1999 with early adoption permitted. The company does not expect that the adoption of FAS 133 will have a material impact on its financial statements.

                C. R. BARD, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Significant Accounting Policies (continued)

Inventories Inventories are stated at the lower of cost or market. Substantially all domestic inventories are accounted for using the LIFO method of determining costs. All other inventories are accounted for using the FIFO method. Inventories valued under the LIFO method were $123,600,000 in 1998, $136,800,000 in 1997 and
$151,000,000 in 1996; under the FIFO method such inventories would have been higher by $10,900,000, $14,500,000 and $15,800,000, respectively. The following is a summary of inventories at December 31:

(Thousands of dollars)            1998       1997
Finished goods                  $ 97,800   $144,000
Work in process                   52,600     62,700
Raw materials                     32,100     35,000
                                $182,500   $241,700

Depreciation Property, plant and equipment are depreciated on a straight-line basis over the useful lives (ranging from 3-40 years) of the various classes of assets.

Short-term Investments Short-term investments that have a maturity of ninety days or less are considered cash equivalents and amounted to $15,600,000 and $28,400,000 as of December 31, 1998 and 1997.
Short-term investments are stated at cost, which approximates their market value.

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

As of December 31, 1998 and 1997, intangible assets include the following:

(Thousands of dollars)             1998       1997
Goodwill                        $ 355,900  $ 390,800
Other intangibles (primarily      167,100    168,200
 patents)
Less accumulated amortization    (164,100)  (134,600)
     Intangible assets, net     $ 358,900  $ 424,400

                C. R. BARD, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Significant Accounting Policies (continued)

Federal Income Taxes The company has not provided for federal income taxes on the undistributed earnings of its foreign operations as it is the company's intention to permanently reinvest undistributed earnings (approximately $567,200,000 as of December 31, 1998).

Concentrations of Credit Risk Financial instruments, which potentially subject the company to significant concentrations of credit risk, consist principally of cash investments, foreign currency exchange contracts and trade accounts receivable.

The company maintains cash and cash equivalents, investments and certain other financial instruments with various major financial institutions. The company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any institution.

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

2.  Acquisitions and Dispositions

The second quarter of 1998 included a pre-tax loss on the sale of several product lines (including the loss on the sale of the Diagnostic Sciences Division) of $17,500,000 ($.18 per share).

During the third quarter of 1998, the company announced that, as a step in a series of strategic initiatives being pursued to enhance operating performance and shareholder value, it had agreed to sell its global Coronary Cath Lab business to Arterial Vascular Engineering, Inc. and its Intra-Aortic Balloon Products business to

                C. R. BARD, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Acquisitions and Dispositions (continued)

Arrow International, Inc. for in excess of $625,000,000. A portion of the proceeds represents retained working capital, primarily accounts receivable, which will be collected through normal operations. The net proceeds of these dispositions are targeted for the repurchase, from time-to-time, of up to 10,000,000 shares of common stock, debt reduction and strategic investments and acquisitions. These transactions were closed in the fourth quarter of 1998 when the company reported a pretax gain on the disposition of the Cardiology businesses of $329,200,000 ($3.03 per share). The gain on the disposition of the cardiology business included, in addition to the assets sold and normal transaction costs, incremental costs of $4,800,000 for severance attributed to terminated employees primarily involved in cardiology operations. In addition, the remaining cardiology assets were written down to net realizable value. The company also stated that it would further consider strategic alternatives for its remaining coronary vascular businesses and take additional steps necessary to improve efficiencies in manufacturing and operations globally.

1997 included the sale of two product lines which resulted in a pretax gain of $22,700,000 ($.23 per share).

In September 1996 Bard completed the acquisition of IMPRA, Inc.("IMPRA"), a company that developed, manufactured and marketed vascular grafts used for blood vessel replacement surgery. The purchase and acquisition costs, which approximated $155,400,000, were financed with commercial paper. This acquisition was accounted for under the purchase method of accounting and, accordingly, IMPRA's assets and liabilities were recorded at their estimated fair market values and the excess purchase price of $140,900,000 has been assigned to goodwill.

3.  Income Tax Expense

Income tax expense consists of the following:

(Thousands of dollars)    1998         1997      1996
Currently payable:
     Federal            $205,200     $ 36,300  $ (6,300)
     Foreign              10,700        6,600     7,500
     State                22,500        5,600     1,700
                         238,400       48,500     2,900
Deferred:
     Federal             (29,800)     (15,200)    7,600
     Foreign               2,800        1,000      (300)
     State                   700       (1,700)      ---
                         (26,300)     (15,900)    7,300
                        $212,100     $ 32,600  $ 10,200

                C. R. BARD, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Income Tax Expense (continued)

Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates, applicable to future years, to differences between the financial
reporting  and  the  tax  basis  of  assets  and  liabilities.   At
December 31, 1998, the company's net deferred tax assets amounted to approximately $50,100,000, which are recorded in other current assets and other assets. This amount principally comprises the tax effects of the differences between tax and financial accounting treatment of employee benefits of $10,900,000, accrued expenses of $12,500,000, disposition related and other temporary differences of $33,800,000, offset by the effect of accelerated depreciation of ($7,100,000).

The following is a reconciliation between the effective tax rates and the statutory rates excluding the impact of the gain from the disposition of the cardiology businesses in 1998:

                               1998      1997      1996
U.S. federal statutory rate     35%       35%       35%
State income taxes net of
 federal income tax benefits     3         3         3
Foreign operations taxed at
 less than the U.S. statutory
 rate, primarily Ireland and
 Puerto Rico                    (8)      (10)      (13)
Reversal of tax reserve        ---       ---       (15)
Other, net                       5         3       ---
Effective tax rate              35%       31%       10%

The disposition of the cardiology businesses was taxed at an effective rate of approximately 50% resulting from differences in the applicable tax in the countries where the cardiology businesses were conducted.

Cash payments for income taxes were $183,100,000, $29,400,000 and $27,100,000 in 1998, 1997 and 1996, respectively.

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

                C. R. BARD, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Short-Term Borrowings and Long-Term Debt

The company maintains uncommitted lines of credit, a commercial paper program and a committed credit facility, which supports the commercial paper program. The committed facility can also be used for other corporate purposes. Total short-term borrowings amounted to $900,000 and $101,900,000 at December 31, 1998 and
1997, respectively. The maximum amount of short-term borrowings outstanding during 1998 was approximately $264,900,000 with an average outstanding balance of $96,600,000 and an effective rate of 5.59%.

At December 31, 1998, the company had short-term uncommitted borrowings of $100,000 and available unused lines under its uncommitted lines of credit of $255,400,000. $800,000 in commercial paper was outstanding at December 31, 1998.
Historically, borrowings of $120,000,000 were classified as long-term debt since the company had both the ability and intent through its committed credit facility to refinance this amount on a long-term basis. With the October 1998 sale of the Cath Lab business, the company paid off substantially all of its commercial paper.
The $300,000,000 committed line of credit is a facility with 12 banks through which the company can borrow at rates slightly above
LIBOR through June 2000. The company had no borrowings under the committed lines of credit at December 31, 1998.

The following is a summary of long-term debt:
(Thousands of dollars)                   1998      1997
6.70% notes due 2026                   $149,900  $149,900
8.69% notes due 1999                        ---    60,000
7.80% mortgage loan                       5,800     5,600
Commercial paper and bank borrowings        ---   120,000
Other                                     5,400     6,300
                                        161,100   341,800
Less: amounts classified as current:      1,100     1,100
                                       $160,000  $340,700

The 6.70% notes due 2026 may be redeemed at the option of the note holder on December 1, 2006, at a redemption price equal to the principal amount. In June 1998, the company elected to prepay the $60,000,000 8.69% notes due in 1999. The charge of retiring the notes early was recorded in other income and expense in the second quarter.

Under four deposit loan agreements with a bank, $64,000,000 has been borrowed at floating rates (5.86% at December 31, 1998) with various maturity dates from December 1999 through June 2005. At maturity, the loans are to be repaid through matured certificates of deposit held by the company at the same bank. Since the

                C. R. BARD, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Short-Term Borrowings and Long-Term Debt (continued)

company has the right of offset under these agreements and it is the company's intention to present these certificates of deposit for repayment of these loans at their maturity, the borrowings have been offset against these certificates of deposit in the accompanying consolidated balance sheet at December 31, 1998. The related interest income has been offset against the interest expense.

At December 31, 1998, the aggregate maturities of long-term debt were as follows: 1999 - $1,100,000; 2000 - $1,100,000; 2001 -
$1,100,000; 2002 - $1,100,000; 2003 - $1,100,000; 2004 and
thereafter - $155,600,000. The fair value of the company's long-term debt is not significantly different from its recorded value.
Interest expense in 1998, 1997 and 1996 approximated the cash outlay in each year.

Certain of the company's debt agreements contain restrictions that, among other things, require the maintenance of minimum net worth and operating cash flow levels, limit the amount of debt and contain a material adverse change clause.

The company enters into foreign exchange forward contracts and options to help reduce the exposure to fluctuations between certain currencies. There were no forward contracts or options outstanding at the end of 1998. During 1998 the company had option contracts outstanding that were primarily related to anticipated normal intercompany purchases and their related monthly cash flows. The company recorded any gains and losses associated with these options on the income statement as "other income and expense" and on the balance sheet as "other current assets" or "accrued expenses".
Cash flows associated with the settlement of these options were reflected as operating activities. At December 31, 1997, there were options and contracts outstanding in the equivalent of $18,400,000.

5.  Commitments and Contingencies

The company is subject to various legal proceedings and claims involving product liability and disputes on agreements that arise in the ordinary course of business. The company believes that these legal matters will likely be disposed of over an extended period of time and should not have a material adverse impact on the company's consolidated financial position or results of operations.

The company is committed under noncancelable operating leases involving certain facilities and equipment. The minimum annual rentals under the terms of these leases are as follows: 1999 - $16,000,000; 2000 - $13,100,000; 2001 - $10,800,000; 2002 -
$8,900,000; 2003 - $7,000,000; and thereafter - $7,100,000.  Total rental expense for all leases approximated $20,100,000 in 1998, $21,000,000 in 1997 and $28,400,000 in 1996.

                C. R. BARD, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Stock Rights

In October 1995 the company's Board of Directors declared a dividend distribution of one Common Share Purchase Right for each outstanding share of Bard common stock. These Rights will expire in October 2005 and trade with the company's common stock. Such Rights are not presently exercisable and have no voting power. In the event a person acquires 20% or more, or makes a tender or exchange offer for 30% or more, of Bard's common stock, the Rights detach from the common stock and become exercisable and entitle a holder to buy one share of common stock at $120.00 (adjustable to prevent dilution).

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

7.  Shareholders' Investment

The company has stock option, stock award and restricted stock plans under which certain directors, officers and employees are participants. At December 31, 1998, approximately 908,000 shares were reserved for issuance under all company plans.

Under the company's stock option plans, options have been granted to certain directors, officers and employees at prices equal to the market value of the shares at the date of grant, become exercisable in four annual installments and expire not more than 10 years after the date of grant. During 1998, the company awarded approximately 750,000 performance-based stock options at a price equal to the market value of the shares at the date of grant. These performance-based stock options become exercisable on their ninth anniversary after date of grant or on an accelerated basis when the company's stock price reaches certain market prices.

The following tables summarize information about stock option activity and amounts:

                C. R. BARD, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Shareholders' Investment (continued)
                                        Weighted    Weighted
                              Number     Average     Average
                                Of      Exercise      Fair
                              Shares      Price       Value
Options outstanding,
 December 31, 1995           3,691,939    $23.98
(2,038,844 exercisable)
Granted                        703,940    $32.89   $ 9.61
Exercised                     (688,708)   $20.47
Canceled                      (202,116)   $26.91
Options outstanding,
 December 31, 1996           3,505,055    $26.31
(1,905,876 exercisable)
Granted                      1,024,948    $37.04    $11.75
Exercised                     (714,097)   $22.80
Canceled                      (155,564)   $29.70
Options outstanding,
 December 31, 1997           3,660,342    $29.83
(1,769,062 exercisable)
Granted                        754,762    $40.19    $12.05
Exercised                     (872,442)   $27.46
Canceled                      (189,317)   $34.36
Options outstanding,
 December 31, 1998           3,353,345    $32.55
(1,905,996 exercisable)

                                Weighted  Weighted                  Weighted
 Range of            Number     Average   Average     Number         Average
 Exercise          Outstanding  Remaining Exercise   Exercisable    Exercise
  Prices           at 12/31/98  Life      Price      at 12/31/98      Price
$10 to 25            496,953    4.0       $20.80       493,870       $20.82
 25 to 30            823,665    4.5       $27.99       730,271       $27.79
 30 to 35            464,772    6.8       $32.84       258,273       $32.82
 35 to 40            857,859    7.6       $37.11       364,286       $37.04
 40 to 45            710,096    8.9       $40.36        59,296       $40.35
 10 to 45          3,353,345    6.5       $32.55     1,905,996       $28.82

In  accordance  with  Statement  of  Financial  Accounting
Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for pro forma footnote purposes.

In 1996 the dividend yield was assumed to be 2%, the risk-free interest rate was 6.67%, the expected option life was 4.4 years and the expected volatility was 29%. In 1997 the dividend yield was assumed to be 2%, the risk-free interest rate was 6.2%, the expected option life was 6 years and the expected volatility was 26%. In 1998 the dividend yield was assumed to be 2%, the risk-free interest rate was 4.75%, the expected option life was 5.8 years and the expected volatility was 29%.

                C. R. BARD, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Shareholders' Investment (continued)

As permitted by FAS 123, the company has chosen to continue accounting for stock options at their intrinsic value. Accordingly, no compensation expense has been recognized for its stock option plans. Had the fair value method of accounting been applied to the company's stock option plans, the tax-effected impact would be as follows:

(thousands of dollars except
per share amounts)                     1998       1997      1996

Net income as reported               $252,300    $72,300   $92,500
Estimated fair value of
 option grants, net of tax             (4,900)    (3,200)   (1,700)
Net income adjusted                  $247,400    $69,100   $90,800
Adjusted basic earnings per share    $   4.45    $  1.21   $  1.59
Adjusted diluted earnings per share  $   4.42    $  1.21   $  1.58

This pro forma impact takes into account options granted since
January 1, 1995 and increases as additional options are granted and amortized ratably over the vesting period.

Under the company's stock award plans for key employees and directors, shares are granted at no cost to the recipients and distributed in three separate installments. During 1998, awards for 22,554 shares (net of cancellations) were granted and 24,796 shares were issued. Awards are charged to income over the vesting period. At December 31, 1998, 24,516 awarded shares (aggregate market price at date of grant $949,533) have not been issued.

Under the company's restricted stock plan, which was established in 1993, common stock may be granted at no cost to certain officers and key employees. Shares are issued to the participants at the date of grant entitling the participants to cash dividends and the right to vote their respective shares. Restrictions limit the sale or transfer of these shares during a five-year period from the grant date. During 1998, a total of 76,865 shares were granted, net of forfeitures. In addition during 1997 the company awarded 130,000 performance-based restricted shares. These performance-based restricted shares are vested five years after the company's stock reaches certain market prices. These shares will be forfeited if the targeted market prices are not met within certain time periods. As of December 31, 1998, 65,000 shares continued to be subject to stock price performance restrictions. Upon issuance of both the restricted and performance-based stock, unearned compensation ($8,100,000 at December 31, 1998) equivalent to the market value of the stock at the date of grant is reflected in shareholders' investment and subsequently amortized to expense over the relevant restriction periods.

                C. R. BARD, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Postretirement Benefits

The company has defined benefit pension plans which cover substantially all domestic and certain foreign employees and its policy is to fund accrued pension expense for these plans up to the full funding limitations. These plans provide for benefits based upon individual participants' compensation and years of service. The company has a defined contribution plan covering substantially all domestic employees. In addition, the company has a supplemental defined contribution plan for certain officers and key employees. The amounts charged to income for these plans amounted to $13,500,000 in 1998; $14,100,000 in 1997 and $13,800,000 in
1996.

The following tables set forth the information relative to the company's defined benefit plans:
                                          (thousands of dollars)
Change in Projected Benefit Obligation
as of September 30:                             1998      1997
Projected benefit obligation as of
 previous year                               $127,100  $ 95,700
Service cost                                    8,300     8,000
Interest cost                                   8,800     8,100
Curtailment                                    (1,400)      ---
Special termination benefits                    3,900     1,600
Acquisitions (Divestitures)                   (10,300)    6,400
Actuarial (gain)/loss                          10,200    15,100
Benefits paid                                 (10,600)   (7,900)
Other                                           1,100       100
Projected benefit obligation as of
 current year                                $137,100  $127,100

Change in Plan Assets as of September 30:      1998      1997
Fair value as of previous year               $123,200  $ 90,900
Actual return                                   4,800    25,700
Company contribution                           21,000     9,100
Acquisitions (Divestitures)                   (10,800)    5,100
Benefits paid                                 (10,600)   (7,900)
Other                                           1,500       300
Fair value as of current year                $129,100  $123,200

Funded Status as of December 31:               1998      1997
As of current year end                       $ (8,000) $ (3,900)
Unrecognized net (gain)/loss                    9,100    (3,500)
Unrecognized prior service cost                 3,500     5,100
Unrecognized net transition (asset)
 obligation                                      (700)   (1,600)
Prepaid (accrued) pension obligation         $  3,900  $ (3,900)

                C. R. BARD, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Postretirement Benefits (continued)

Pension costs related to the defined benefit pension plans for the years ended December 31, 1998, 1997 and 1996 are as follows:

(thousands of dollars)                 1998      1997      1996
Service cost                       $  8,300  $  8,000  $  7,000
Interest cost                         8,800     8,100     7,000
Expected return on plan assets       (9,000)   (7,500)   (6,600)
Other                                   800       800         0
Net Periodic Pension Cost          $  8,900  $  9,400  $  7,400

                                     1998      1997
Weighted Average Assumptions:
Discount rate                        6.48%     7.34%
Expected return on plan assets       8.94%     8.91%
Rate of compensation increase        4.22%     5.15%

The company does not provide postretirement health care benefits and life insurance coverage except to a limited number of former employees. The amounts charged to income for this plan were approximately $720,000 in 1998 and $550,000 in 1997 and $600,000 in
1996. The accumulated postretirement benefit obligation included in other liabilities amounted to $11,000,000 and $10,300,000 for the years ended December 31, 1998 and December 31, 1997, respectively.

Actuarial assumptions included a discount rate of 6.5% and an ultimate health care cost trend rate of 5%. The effect of a 1% annual increase in the assumed cost trend rate would increase the accumulated postretirement benefit obligation at December 31, 1998, by $390,000 and postretirement benefit cost by $25,000.

9.  Other (Income) Expense, Net

As a result of the company's continuing extensive review of operations, during the third quarter of 1997, management and the Board of Directors authorized and committed the company to a restructuring of its global manufacturing operations. Four manufacturing facilities have been or are in the process of being closed, three additional facilities are being downsized and several European distribution centers are being consolidated. The products manufactured at these locations are being redeployed to other facilities including a new plant. These restructuring activities are in process and will be completed during 1999. The restructuring plan resulted in a charge of $44,100,000 exclusive of certain period costs that are required to be expensed as incurred.

                C. R. BARD, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  Other (Income) Expense, Net (continued)

In connection with the disposition of the cardiology businesses in 1998, certain changes were made to the company's restructuring plan. As a result of the changes, a net additional charge of $3,200,000 was recorded, primarily related to the carrying value of certain facilities, the closing of an additional manufacturing location and the sale of two facilities previously included in the 1997 restructuring. After reflecting the changes made in 1998, the reserve balance relating to the 1997 restructuring plan amounts to $16,100,000 at December 31, 1998.

Since the implementation of the 1997 restructuring plan, the restructuring accruals have decreased by $31,200,000 due to cash expenditures of approximately $10,200,000, primarily for severance and related personnel benefits and noncash charges of approximately $21,000,000 to reduce the carrying value of certain assets related to manufacturing operations. The restructuring plan, when completed, will impact approximately 1,000 positions worldwide.

Other income and expense for 1998 includes a net gain of $48,600,000 from the settlement of patent infringement claims netted by other legal and patent settlements. Also included is a charge of $34,100,000 for the writedown of several businesses and investments (including the loss on the sale of the Diagnostic Sciences Division), a charge of $6,400,000 related to acquired R&D and a charge of $10,100,000 related to other items including a charge related to the retiring of $60 million of long-term debt. The net after-tax effect of these items and the 1998 restructuring charge discussed above amounted to an after-tax loss of $7,100,000 ($.13 per share).

In addition to the manufacturing restructuring reserve noted above, other income and expense for 1997 includes the gain on the sale of several product lines of $24,500,000, a charge for the impairment of certain investments and intangible assets of $8,500,000 and the settlement of a legal claim of $2,000,000. The net after-tax effect of these items amounted to a loss of $21,700,000 ($.38 per share).

During 1996, the company recorded a charge for the impairment of certain assets of $31,000,000; a charge of $10,000,000 related to the reorganization of certain manufacturing operations; a charge of $9,000,000 to combine operations related to acquisitions made during the year; a charge of $3,500,000 for legal and patent settlements, net and $9,200,000 in income related to royalty

                C. R. BARD, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 9.  Other (Income) Expense, Net (continued)

payments received on sales of products for prior periods. The net after-tax effect of these items amounted to a loss of $26,100,000
($.45 per share).

Other (income) expense, net in the Statements of Consolidated
Income is summarized as follows:

(Thousands of dollars)               1998      1997      1996
Interest income                    $ (6,000) $ (3,500) $ (3,800)
Foreign exchange (gains) losses      (2,100)      ---       400
Legal and patent settlements, net   (48,600)    2,000     3,500
Asset writedown                      34,100     8,500    31,000
Restructuring                         3,200    44,100    10,000
Gains from sale of product lines
  and other                             ---   (24,500)      ---
Costs to combine operations             ---       ---     9,000
Acquired R&D                          6,400       ---       ---
Other, net                           10,100       ---    (9,200)
     Total                         $ (2,900) $ 26,600  $ 40,900

                C. R. BARD, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Segment Information

The company's management considers its business to be a single segment entity - the manufacture and sale of medical devices. The company's products generally share similar distribution channels and customers. The company designs, manufactures, packages, distributes and sells medical, surgical, diagnostic and patient care devices which, for the most part, are purchased by hospitals, physicians and nursing homes; used once and discarded. Management evaluates its various global product portfolios on a revenue basis, which is presented below, and profitability is generally evaluated on an enterprise-wide basis due to shared infrastructures.

(thousands of dollars)             1998       1997       1996
Sales:
Vascular                        $  209,000 $  198,000 $  160,900
Urology                            339,800    323,400    306,400
Oncology                           213,100    199,100    191,700
Surgery                            148,400    134,800    123,000
Other ongoing products              58,600     58,200     62,600
 Total ongoing products         $  968,900 $  913,500 $  844,600
Divested products                  195,800    300,000    349,800
Net sales                       $1,164,700 $1,213,500 $1,194,400
Income before taxes             $  464,400 $  104,900 $  102,700
Total Assets                    $1,079,800 $1,279,300 $1,332,500
Capital Expenditures            $   43,800 $   32,800 $   41,600
Depreciation and Amortization   $   58,700 $   57,300 $   57,400

The following table presents sales of onging products by geography based on the location of the external customer.

                                     1998       1997       1996
United States                   $  687,900 $  652,600 $  601,700
Europe                             182,700    171,300    158,200
Japan                               50,300     42,900     35,200
Rest of World                       48,000     46,700     49,500
Total                           $  968,900 $  913,500 $  844,600

The following table presents identifiable assets by geography.

                                     1998       1997       1996
United States                   $  829,800 $  899,400 $  940,600
Europe                             224,600    336,000    337,600
Japan                                4,600     22,200     24,700
Rest of World                       20,800     21,700     29,600
Total                           $1,079,800 $1,279,300 $1,332,500

QUARTERLY FINANCIAL DATA
C. R. BARD, INC. AND SUBSIDIARIES

                                       1998
                       1st        2nd         3rd       4th           Year
(Thousands of dollars
except per share amounts)
Net sales            $296,300  $300,600    $298,500  $269,300  $   1,164,700
Cost of goods sold    140,900   144,600     144,900   123,700        554,100
Income before taxes    36,300    62,200      34,100   331,800        464,400
Net income             24,900    40,200      23,500   163,700        252,300
Per share information:
Basic earnings per
 share               $    .44  $    .71    $    .42  $   3.06  $        4.54
Diluted earnings per
 share               $    .44  $    .71    $    .42  $   3.03  $        4.51

Note: The second quarter included a net gain of $61,800 ($0.65 per share) for legal and patent settlements, a charge of $24,100 ($0.25 per share) primarily for discontinued operations and a charge of $6,500 ($0.07 per share) for other nonrecurring charges including the cost of retiring $60,000 of long-term debt. The fourth quarter included a gain of $329,200 ($3.03 per share) for the net gain on cardiology dispositions and a net charge of $13,200 ($0.15 per share), $10,000 ($0.12 per share), $6,400 ($0.10 per share) and $6,800 ($0.11 per share) related to legal settlements, discontinued businesses, acquired research and develoopment and other nonrecurring charges, respectively. (Figures in this note are pretax except per share amounts. Per share amounts are on a diluted basis).

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

Note: The first quarter included a gain of $4,900 ($0.05 per share) for the sale of a product line. The second quarter included a gain of $1,800 ($0.02 per share) for the sale of an investment. The third quarter included a $44,100 charge ($0.52 per share) for manufacturing restructuring. In addition, the third quarter included a charge primarily for the impairment of certain investments and intangible assets and the settlement of a legal claim as well as a gain from the sale of the surgical suction product line totaling $6,500 ($0.07 per share). The fourth quarter included a charge of $2,100 ($0.02 per share) for miscellaneous items including the settlement of a legal claim. (Figures in this note are pretax except per share amounts. Per share amounts are on a diluted basis.)

                C. R. BARD, INC. AND SUBSIDIARIES

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

          Not applicable.

                C. R. BARD, INC. AND SUBSIDIARIES

                             PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors of the Registrant

Information with respect to Directors of the company is incorporated herein by reference to the material contained under the heading "Proposal No. 1 - Election of Directors" appearing on pages 1 through 4 of the company's definitive Proxy Statement dated March 12, 1999.

Executive Officers of the Registrant

Information with respect to Executive Officers of the Registrant are on pages I-8 through I-11 of this filing.

Item 11.  Executive Compensation

The information contained under the caption "Executive
Compensation" appearing on Pages 11 through 20 of the company's definitive Proxy Statement dated March 12, 1999 is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

The information contained under the captions "Securities Ownership of Certain Beneficial Owners" and "Securities Ownership of
Management" on pages 5 and 6 of the company's definitive Proxy
Statement dated March 12, 1999 is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information contained under the caption "Related Transactions" on page 17 of the company's definitive Proxy Statement dated March 12, 1999 is incorporated herein by reference.

                              III-1

                C. R. BARD, INC. AND SUBSIDIARIES
                             PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  l. Financial Statements and Supplementary Data
     Included in Part II Item 8 of this report:

     Page
     II-12  Report of Independent Public Accountants.

     II-13  Statements of Consolidated Income.

     II-14  Statements of Consolidated Shareholders' Investment

     II-15  Consolidated Balance Sheets at December 31, 1998 and
            1997.

     II-16 Consolidated Statements of Cash Flows for the three years ended December 31, 1998.

     II-17  Notes to Consolidated Financial Statements.

     II-32  Quarterly Financial Data.

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

     3b Registrant's Bylaws revised as of February 10, 1999.
        (p. IV-8)

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

                C. R. BARD, INC. AND SUBSIDIARIES

     10* William H. Longfield Change of Control Agreement as amended dated as of July 13, 1994, filed as Exhibit
           10b to the company's 1994 Annual Report on Form 10-K is incorporated herein by reference.

      10a* Hope Greenfield Change of Control Agreement dated as of March 6, 1996, filed as Exhibit 10d to the company's 1995 Annual Report on Form 10-K is incorporated herein by reference.

      10b* E. Robert Ernest Change of Control Agreement as amended dated as of July 19, 1994, filed as Exhibit
           10f to the company's 1994 Annual Report on Form 10-K is incorporated herein by reference.

      10c* William H. Longfield Supplemental Executive Retirement
           Agreement dated as of January 12, 1994, filed as
           Exhibit 10g to the company's 1993 Annual Report on
           Form 10-K is incorporated herein by reference.

      10d* 1990 Stock Option Plan, filed as Exhibit 10h to the company's 1993 Annual Report on Form 10-K is incorporated herein by reference.

      10e* 1989 Employee Stock Appreciation Rights Plan, filed as
           Exhibit 10i to the company's 1993 Annual Report on
           Form 10-K is incorporated herein by reference.

      10f* C. R. Bard, Inc. Agreement and Plans Trust, filed as
           Exhibit 10j to the company's 1993 Annual Report on
           Form 10-K is incorporated herein by reference.

      10g* Supplemental Insurance/Retirement Plan, Plan I - For new corporate officer when previous agreement as non-officer exists, Plan II - For new corporate officer when no previous agreement exists, filed as Exhibit
           10k to the company's 1993 Annual Report on Form 10-K is incorporated herein by reference.

      10h* Stock Equivalent Plan For Outside Directors of C. R.
           Bard, Inc. dated as of January 1, 1997. (p. IV-70)

      10i* Deferred Compensation Contract Deferral of Directors'
           Fees, as amended entered into with directors William
           T. Butler, M.D., Regina E. Herzlinger, and Robert P. Luciano, filed as Exhibit 10m to the company's 1993 Annual Report on Form 10-K is incorporated herein by reference.

                C. R. BARD, INC. AND SUBSIDIARIES

      10j* 1988 Directors Stock Award Plan, as amended in April
           1998, filed as Exhibit 10ae to the company's 1998 Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No. 1-6926 is incorporated herein by reference.

      10k* Excess Benefit Plan, filed as Exhibit 10o to the company's 1993 Annual Report on Form 10-K is incorporated herein by reference.

      10l* Supplemental Executive Retirement Plan, filed as
           Exhibit 10p to the company's 1993 Annual Report on
           Form 10-K is incorporated herein by reference.

      10m* 1994 Executive Bonus Plan, filed as Exhibit 10 to the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, File No. 1-6926 is incorporated herein by reference.

      10n* Long Term Performance Incentive Plan, filed as Exhibit
           10r to the company's 1993 Annual Report on Form 10-K is incorporated herein by reference.

      10o* Deferred Compensation Contract Deferral of
           Discretionary Bonus, filed as Exhibit 10s to the company's 1993 Annual Report on Form 10-K is incorporated herein by reference.

      10p* Deferred Compensation Contract Deferral of Salary, filed as Exhibit 10t to the company's 1993 Annual
           Report on Form 10-K is incorporated herein by reference.

      10q* 1993 Long Term Incentive Plan, as amended, filed as
           Exhibit 10ad to the company's 1998 Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No. 1-6926 is incorporated herein by reference.

      10r* Earle L. Parker Change of Control Agreement dated as of June 29, 1994 filed as Exhibit 10v to the company's 1994 Annual Report on Form 10-K is incorporated herein by reference.

      10s* John H. Weiland Change of Control Agreement dated as of March 11, 1996 filed as Exhibit 10w to the company's 1995 Annual Report on Form 10-K is incorporated herein by reference.

                C. R. BARD, INC. AND SUBSIDIARIES

      10t* Timothy M. Ring Change of Control Agreement dated as of March 12, 1996 filed as Exhibit 10y to the company's 1995 Annual Report on Form 10-K is incorporated herein by reference.

      10u* Guy J. Jordan Change of Control Agreement dated as of October 10, 1996 filed as Exhibit 10z to the company's 1996 Annual Report on Form 10-K is incorporated herein by reference.

      10v* Charles P. Grom Change of Control Agreement dated as of December 11, 1996, filed as Exhibit 10aa to the company's 1996 Annual Report on Form 10-K is incorporated herein by reference.

      10w* Richard D. Manthei Change of Control Agreement dated as of February 11, 1998 filed as Exhibit 10ab to the company's 1997 Annual Report on Form 10-K is incorporated herein by reference.

      10x* Nadia C. Adler Change of Control Agreement dated as of February 8, 1999. (p. IV-20)

      10y* Charles P. Slacik Change of Control Agreement dated as of January 6, 1999. (p. IV-34)

      10z* C. R. Bard, Inc. Management Stock Purchase Plan dated as of January 1, 1998. (p. IV-48)

      10aa*C. R. Bard, Inc. 1998 Employee Stock Purchase Plan dated as of April 15, 1998. (p. IV-60)

      10ab Stock and Asset Purchase Agreement dated as of July, 9
           1998 between C. R. Bard, Inc. and Arterial Vascular Engineering, Inc. filed as Exhibit 2(a) on the company's current report on Form 8-K dated October 16, 1998.

      12.1 Computation in Support of Ratio of Earnings to Fixed
           Charges.  (p. IV-66)

      21   Subsidiaries of registrant. (p. IV-67).

      23 Arthur Andersen LLP consent to the incorporation by reference of their report on Form 10-K into previously filed Forms S-8 and S-3. (p. IV-69)

      27   Financial data schedule

                C. R. BARD, INC. AND SUBSIDIARIES

      99 Indemnity agreement between the company and each of its directors and officers, filed as Exhibit 99 to the company's 1993 Annual Report on Form 10-K is incorporated herein by reference.

  * Each of these exhibits listed under the number 10 constitutes a management contract or a compensatory plan or arrangement.

  All other exhibits are not applicable.

(b) Reports on Form 8-K

  (b) The Registrant filed a current report on Form 8-K dated October 16, 1998 announcing the completion of the sale of the company's Coronary Catheter Lab business to Arterial Vascular Engineering, Inc. and certain financial and pro forma information.

                C. R. BARD, INC. AND SUBSIDIARIES

                           Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     C. R. BARD, INC.
                       (Registrant)


                 By: Charles P. Slacik /s/
                     Charles P. Slacik
                     Senior Vice President and
                     Chief Financial Officer
Date:  March 30, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                 Title                       Date


William H. Longfield /s/   Chairman and                March 30, 1999
William H. Longfield       Chief Executive Officer
                           and Director
                           (Principal Executive
                           Officer)




Charles P. Slacik /s/      Senior Vice President       March 30, 1999
Charles P. Slacik          and Chief Financial
                           Officer
                           (Principal Financial
                           Officer)




Charles P. Grom /s/        Vice President and          March 30, 1999
Charles P. Grom            Controller
                           (Principal Accounting
                           Officer)

     Signatures                  Title         Date

Joseph F. Abely, Jr.    /s/   Director      March 26, 1999
Joseph F. Abely, Jr.



Marc C. Breslawsky      /s/   Director      March 23, 1999
Marc C. Breslawsky



William T. Butler, M.D. /s/   Director      March 23, 1999
William T. Butler, M.D.



Daniel A. Cronin, Jr.    /s/  Director      March 23, 1999
Daniel A. Cronin, Jr.



T. Kevin Dunnigan      /s/    Director      March 26, 1999
T. Kevin Dunnigan



Regina E. Herzlinger   /s/    Director      March 29, 1999
Regina E. Herzlinger



Robert P. Luciano    /s/      Director      March 23, 1999
Robert P. Luciano



Anthony Welters  /s/          Director      March 23, 1999
Anthony Welters



Tony L. White          /s/    Director      March 23, 1999
Tony L. White