Form 10-Q
period 1999-03-31
BARD C R INC /NJ/
filed 1999-05-14
CIK 9892

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the quarter ended March 31, 1999

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

                 Yes   X           No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                     Outstanding at April 30, 1999

Common Stock - $.25 par value                   51,396,606

                C. R. BARD, INC. AND SUBSIDIARIES

                              INDEX

                                            Page No.

PART I - FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets -
March 31, 1999 and December 31, 1998           1


Condensed Consolidated Statements of Income
For The Three Months Ended March 31, 1999
and 1998                                       2


Condensed Consolidated Statements of
Shareholders' Investment For The Three
Months Ended March 31, 1999 and 1998           3


Condensed Consolidated Statements of Cash
Flows For The Three Months Ended
March 31, 1999 and 1998                        4


Notes to Condensed Consolidated Financial
Statements                                     5


Management's Discussion and Analysis of
Financial Condition and Results of
Operations                                     7


PART II - OTHER INFORMATION                   11

                C. R. BARD, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS
                      (thousands of dollars)
                                        March 31,   December 31,
                                          1999          1998
                                      (Unaudited)
ASSETS
Current Assets:
  Cash and short-term investments      $   47,300    $   42,400
  Accounts receivable, net                220,600       217,800
  Inventories                             199,400       182,500
  Other current assets                     45,200        45,800
    Total current assets                  512,500       488,500
Property, plant and equipment, net        171,300       172,700
Intangible assets, net of amortization    354,400       358,900

Other assets                               55,100        59,700
                                       $1,093,300    $1,079,800

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
  Short-term borrowings and current
    maturities of long-term debt       $  100,000    $    2,000
  Accounts payable                         53,200        67,400
  Accrued expenses                        168,900       187,400
  Federal and foreign income taxes         29,100        46,000
    Total current liabilities             351,200       302,800
Long-term debt                            159,500       160,000
Other long-term liabilities                38,600        49,400
Shareholders' Investment
  Preferred stock, $1 par value,
   authorized 5,000,000 shares;
   none issued                                ---           ---
  Common stock, $.25 par value,
   authorized 300,000,000 shares;
   issued and outstanding 51,131,592
   shares and 51,497,564 shares            14,500        14,300
  Capital in excess of par value          149,700       132,300
  Retained earnings                       430,300       452,200
  Accumulated other comprehensive
   income                                 (33,100)      (23,100)
  Unamortized expenses under stock
   plans                                  (17,400)       (8,100)
                                          544,000       567,600
                                       $1,093,300    $1,079,800

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                C. R. BARD, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         (thousands of dollars except per share amounts)
                           (Unaudited)
                                       For The Three Months Ended
                                               March 31,
                                            1999        1998
Net sales                                 $248,500    $296,300

Costs and expenses:
  Cost of goods sold                       109,400     140,900

  Marketing, selling and administrative     80,700      95,300

  Research and development expense          13,800      19,200

  Interest expense                           4,200       8,200

  Other(income)expense, net                    500      (3,600)

Total costs and expenses                   208,600     260,000

Income before taxes                         39,900      36,300

  Provision for income taxes                13,300      11,400

Net income                                  26,600      24,900

Basic earnings per share                  $    .52    $    .44

Diluted earnings per share                $    .51    $    .44

Cash dividends per share                  $    .19    $    .18

Average common shares
 outstanding - basic                        51,332      56,819

Average common shares
 outstanding - diluted                      52,040      57,119

The accompanying notes to condensed consolidated financial statements are an integral part of these statements

                            C. R. BARD, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
               (thousands of dollars except per share amounts)
                                           (Unaudited)
Three Months Ended March 31, 1999
                                                                                            Unamortized
                                                                                             Expenses
                                                                               Cumulative     Under
                                                       Capital in    Retained  Translation    Stock
                                 Shares      Amount   Excess of Par  Earnings  Adjustment      Plan    Total
Balance at December 31, 1998   51,497,564   $14,300     $132,300     $452,200  $(23,100)    $ (8,100) $567,600
Net income                                                             26,600                                        26,600
Currency translation adjustments                                                (10,000)                       (10,000)
     Comprehensive income                                                                               16,600
Cash dividends ($.19 per share)                                        (9,800)                          (9,800)
Treasury stock acquired          (940,600)                            (49,300)                         (49,300)
Employee stock plans              574,628       200      17,400        10,600                 (9,300)   18,900
Balance at March 31, 1999      51,131,592   $14,500     $149,700     $430,300  $(33,100)    $(17,400) $544,000

Three Months Ended March 31, 1998
                                                                                            Unamortized
                                                                               Cumulative     Under
                                                       Capital in    Retained  Translation    Stock
                                 Shares     Amount    Excess of Par  Earnings  Adjustment      Plan    Total
Balance at December 31, 1997   56,784,551   $14,100     $101,100     $506,700  $(38,500)    $(10,300) $573,100
Net income                                                             24,900                           24,900
Currency translation adjustments                                                (13,400)               (13,400)
     Comprehensive income                                                                               11,500
Cash dividends ($.18 per share)                                       (10,300)                         (10,300)
Treasury stock acquired                                                                                      0
Employee stock plans               85,001                  2,000                                 700     2,700
Balance at March 31, 1998      56,869,552   $14,100     $103,100     $521,300  $(51,900)    $ (9,600) $577,000

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                C. R. BARD, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (thousands of dollars)
                           (Unaudited)
                                                March 31,
                                            1999        1998

Cash flows from operating activities:

     Net income                           $ 26,600   $ 24,900

     Noncash items and other               (65,900)    29,800

                                           (39,300)    54,700
Cash flows from investing activities:

     Capital expenditures                   (6,500)    (9,900)

     Other long-term investments, net       (3,200)   (11,900)

                                            (9,700)   (21,800)

Cash flows from financing activities:

     Purchase of common stock              (49,300)         0

     Dividends paid                         (9,800)   (10,300)

     Other financing activities            113,000     (1,900)

                                            53,900    (12,200)

Cash and cash equivalents:

Increase (decrease) during the period        4,900     20,700

Balance at January 1,                       41,200     36,400

Balance at March 31,                      $ 46,100   $ 57,100

The accompanying notes to consolidated financial statements are an integral part of these statements.

                C. R. BARD, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The financial statements contained in this filing have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and have not been audited. However, C. R. Bard, Inc. ("Bard" or the "company") believes that it has included all adjustments to the interim financial statements, consisting only of normal recurring adjustments, which are necessary to present fairly Bard's financial condition and results of operations at the dates and for the periods presented. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements as filed by the company in the 1998 Annual Report on Form 10-K.

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

               C. R. BARD, INC. AND SUBSIDIARIES

Short Term Borrowings and Long-Term Debt

In June 1996 the company filed a shelf registration with the Securities and Exchange Commission for the future issuance of up to $200,000,000 of long-term debt. As part of the registration, in December 1996, the company issued $150,000,000 of long-term notes due 2026. These notes may be redeemed at the option of the note holders on December 1, 2006, at a redemption price equal to the principal amount.

Income Taxes

During the third quarter of 1997, the company filed a protest at the IRS appeals level related to tax years 1990-1992. Management believes that the outcome of these matters will not have a material impact on the company's consolidated financial position or results of operations.

Segment Information

The company's management considers its business to be a single segment entity - the manufacture and sale of medical devices. The company's products generally share similar distribution channels and customers. The company designs, manufactures, packages, distributes and sells medical, surgical, diagnostic and patient care devices which, for the most part, are purchased by hospitals, physicians and nursing homes, used once and discarded. Management evaluates its various global product portfolios on a revenue basis, which is presented below. Management generally evaluates profitability on an enterprise-wide basis due to shared infrastructures.

                             For the Three Months Ended March 31:
                                   (thousands of dollars)
                                                       Percent
                                 1999         1998     Change
Sales:
Vascular                      $   52,600   $   50,500     4
Urology                           84,900       79,200     7
Oncology                          57,100       51,500    11
Surgery                           40,200       35,000    15
Other ongoing products            13,700       14,900    (8)
  Total ongoing products         248,500      231,100     8
Divested products                      0       65,200    ---
Net sales                     $  248,500   $  296,300   (16)
Income before taxes           $   39,900   $   36,300
Total assets                  $1,093,300   $1,283,000
Capital expenditures          $    6,500   $    9,900
Depreciation and amortization $   12,300   $   16,000

               C. R. BARD, INC. AND SUBSIDIARIES

The following table presents sales of ongoing products by geography based on the location of the external customer.

                              For the Three Months Ended March 31,
                                   (thousands of dollars)
                                     1999              1998
United States                     $ 179,200         $ 165,500
Europe                               46,400            41,400
Japan                                10,600            13,200
Rest of world                        12,300            11,000
Total ongoing products            $ 248,500         $ 231,100

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

Consolidated net sales of ongoing products for the first quarter of 1999 of $248,500,000 increased 8 percent from the first quarter 1998 net sales of $231,100,000. Net sales of ongoing products in the U.S. for the first quarter of 1999 were $179,200,000, an increase of 8 percent from the first quarter of 1998, while international net sales of ongoing products for the first quarter of 1999 were $69,300,000, up 6 percent against last year's first quarter. First quarter international net sales growth was favorably affected by foreign currency translation and negatively affected by reporting certain foreign sales in 1998 on a current month basis. Adjusting for these items, net sales of ongoing products outside the U.S. would have increased 8 percent in the first quarter of 1999.

Vascular sales increased by 4 percent due to electrophysiology and radiology product growth. Urological sales increased by 7 percent due to infection control catheters and brachytherapy growth. Sales increases in specialty access products and soft tissue repair products were primarily responsible for the 11 and 15 percent growth in the oncology and surgery categories, respectively.

The company's gross profit margin of 56.0 percent improved from the prior year's gross profit margin of 52.4 as a result of the company's divestitures of several cardiology businesses and improvements resulting from steps to improve global manufacturing efficiencies.

                C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (continued)

Other income and expense for the first quarter of 1999 and 1998 are composed primarily of interest income and foreign exchange.

The translation of receivables and payables denominated in a currency other than the functional currency of subsidiaries had a favorable impact on net income for the first quarter of 1998 which, when combined with the favorable net income impact of certain foreign sales being reported on a current month basis (compared with 1997 and prior periods being reported on a one-month lag), the negative impact of ongoing period costs associated with the manufacturing restructuring plan announced in the third quarter of 1997 and the negative impact of costs incurred during the quarter to address the Year 2000 issue resulted in a favorable impact of 4 cents per diluted share.

During the first three months of 1999, the company acquired 940,600 of its common shares. No shares were acquired during the first three months of 1998.

Restructuring Charges

In connection with the company's restructuring plans, restructuring accruals during the three-month period ended March 31, 1999, have decreased by approximately $1,000,000 primarily for cash expenditures related to employees severed during 1998. Facility closing plans proceeded as planned with no additional facilities closed during the first quarter.

Year 2000 Functionality

Bard has a company-wide initiative to address Year 2000 functionality. A team of management and technical representatives oversees the Year 2000 effort. The company divides its Year 2000 initiative into two components, information technology (IT) and non-information technology (Non-IT). The IT initiative includes purchased and internally developed mainframe and desktop computer systems and applications. The Non-IT initiative includes suppliers, manufacturing and support systems and the company's customers.

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

The company's Non-IT efforts include ensuring suppliers, manufacturing and support systems and the company's larger customers are Year 2000 functional. The company is communicating with suppliers that provide critical products or services and
customers.   The company is testing significant manufacturing and
support systems. If as a result of the company's communications or as a result of the company's testing of Non-IT systems there appear to be potential Year 2000 functionality problems, additional contingency plans under development should address these risks.

There can be no guarantee that the systems of other companies on which the company's systems rely will be converted in a timely manner, or that a failure to convert by another company (including the company's suppliers and customers), or a conversion that is incompatible with the company's systems, would not have a material adverse effect on the company. In addition, there are many risks associated with the Year 2000 issue, including but not limited to the possible failure of the company's computer and information technology systems. Any such failure may have a material adverse financial or operational effect on the company.

The company's marketing, selling and administrative expense included $800,000 for IT-related Year 2000 expenditures during the first quarter of 1999 and $1,200,000 during the first quarter of 1998. Management believes that the company will incur additional expenses of approximately $2,200,000 in 1999. These incremental costs do not include existing internal resources allocated to the project effort.

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

               C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (continued)

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained herein or in other company documents and certain statements that may be made by management of the company orally, including without limitation statements regarding the use of net proceeds from the sale of the company's cardiology businesses, statements regarding cost savings from restructuring, Year 2000 functionality and statements regarding the company's future performance, may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Because actual results are affected by risks and uncertainties, the company cautions investors that actual results may differ materially from those expressed or implied. Factors which could cause the actual results to differ materially from expected and historical results include, but are not limited to: health care industry consolidation resulting in customer demands for price concessions; competitors' attempts to gain market share through aggressive marketing programs; fewer medical procedures performed in a cost-conscious environment; the unpredictability of the approval time by the FDA or other government authorities to clear medical devices for commercial release; unanticipated product failures; legislative or administrative reforms to the U.S. Medicare and Medicaid systems or other non-U.S. reimbursement systems in a manner that would significantly reduce reimbursements for procedures using the company's medical devices; the acquisition of key patents by competitors that would have the effect of excluding the company from new market segments; the uncertainty of whether increased research and development expenditures will result in increased sales; unpredictability of existing and future litigation including without limitation litigation regarding product liability; uncertainty related to tax appeals and litigation; price increases from the company's suppliers of critical components; foreign currency fluctuations; unanticipated business disruptions from Year 2000 issues; the risk that the company may not achieve manufacturing or administrative efficiencies as a result of the company's restructuring and/or in the integration of acquired businesses or divestitures.

               C. R. BARD, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

(a) The registrant held its Annual Meeting of Shareholders on April 21, 1999.

(b) Proxies for the meeting were solicited pursuant to Regulation 14; there was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement and all such nominees were elected. The results of voting for the three Class III Directors elected for a term of three years to serve until the 2003 Annual Meeting were as follows: T. Kevin Dunnigan, For - 45,021,123 Authority Withheld - 302,711; Regina E. Herzlinger, For - 44,939,786 Authority Withheld - 384,048 and William H. Longfield, For - 45,011,529 Authority Withheld - 312,305. The results of voting for the one Class II Director elected for a term of two years to serve until the 2002 Annual Meeting was as follows: Anthony Welters, For - 45,014,799 Authority Withheld - 309,035.

(c) Briefly described below is each other matter voted upon at the Annual Meeting and the number of affirmative votes, negative votes and abstentions and broker nonvotes with respect to each matter.

       (I) To approve an amendment to, and reapprove certain provisions of, the Company's 1993 Long Term
              Incentive Plan.

              For                         41,382,588
              Against                      3,255,202
              Abstain and Broker Nonvotes    686,044

       (II)   To reapprove certain provisions of the 1994
              Executive Bonus Plan of C. R. Bard, Inc.

              For                         43,567,618
              Against                      1,055,872
              Abstain and Broker Nonvotes    700,344

       (III)  Ratification of the appointment of Arthur Andersen
              LLP as independent public accountants for the year
              1999.

              For                         45,141,932
              Against                         59,731
              Abstain and Broker Nonvotes    122,171

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

DATE:  May 13, 1999