Form 10-K/A
period 1998-12-31
BARD C R INC /NJ/
filed 1999-06-28
CIK 9892

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

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual
Report on Form 10-K for the year ended December 31, 1998 as set forth in the pages attached hereto.

Item 14   Exhibits, Financial Statement Schedules and Reports on
          Form 8-K.

The following financial statements with respect to the Bard
Employees' Savings Trust 401(K) Plan (formerly Employees'
Retirement Savings Plan of C. R. Bard, Inc.) (the "Retirement
Savings Plan") are filed herewith as Exhibit 99(a) pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, in lieu of filing on Form 11-K:

               (a)  Report of Independent Public Accountants
               (b)  Statements of Net Assets Applicable to
                    Participants' Equity as of December 31, 1998
                    and 1997
               (c) Statement of Changes in Net Assets Applicable to Participants' Equity for the Year Ended December 31, 1998
               (d)  Notes to Financial Statements

Exhibit 23(a)  Consent of Arthur Andersen LLP

The Bard Employees' Savings Trust 401(K) Plan is subject to the Employee Retirement Income Security Act of 1974, as amended, and the foregoing financial statements are filed in lieu of the financial statements required by Items 1, 2 and 3 of Form 11-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereto duly authorized.

                              C. R. BARD, INC.
                              (Registrant)

                              By:  Charles P. Slacik /s/
                                   Charles P. Slacik
                                   Senior Vice President and
                                   Chief Financial Officer

June 28, 1999