Form 10-Q
period 1999-06-30
BARD C R INC /NJ/
filed 1999-08-10
CIK 9892

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the quarter ended June 30, 1999

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

                 Yes   X           No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                     Outstanding at July 30, 1999

Common Stock - $.25 par value                   51,238,316

                C. R. BARD, INC. AND SUBSIDIARIES

                              INDEX

                                            Page No.
PART I - FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets -
June 30, 1999 and December 31, 1998            1

Condensed Consolidated Statements of Income
For The Quarter and Six Months Ended
June 30, 1999 and 1998                         2

Condensed Consolidated Statements of
Shareholders' Investment For The Six
Months Ended June 30, 1999 and 1998            3

Condensed Consolidated Statements of Cash
Flows For The Six Months Ended
June 30, 1999 and 1998                         4

Notes to Condensed Consolidated Financial
Statements                                     5

Management's Discussion and Analysis of
Financial Condition and Results of
Operations                                     7

PART II - OTHER INFORMATION                   11

                C. R. BARD, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS
                      (thousands of dollars)
                                        June 30,    December 31,
                                          1999          1998
                                       (Unaduited)
ASSETS
Current Assets:
  Cash and short-term investments      $   49,600    $   42,400
  Accounts receivable, net                202,400       217,800
  Inventories                             203,900       182,500
  Other current assets                     44,200        45,800
    Total current assets                  500,100       488,500
Property, plant and equipment, net        170,300       172,700
Intangible assets, net of amortization    348,300       358,900

Other assets                               55,700        59,700
                                       $1,074,400    $1,079,800

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
  Short-term borrowings and current
    maturities of long-term debt       $   81,600    $    2,000
  Accounts payable                         48,800        67,400
  Accrued expenses                        163,000       187,400
  Federal and foreign income taxes         29,900        46,000
    Total current liabilities             323,300       302,800
Long-term debt                            159,000       160,000
Other long-term liabilities                38,800        49,400
Shareholders' Investment:
  Preferred stock, $1 par value,
   authorized 5,000,000 shares;
   none issued                                ---           ---
  Common stock, $.25 par value,
   authorized 300,000,000 shares;
   issued and outstanding 51,128,696
   shares and 51,497,564 shares            14,600        14,300
  Capital in excess of par value          153,600       132,300
  Retained earnings                       447,200       452,200
  Accumulated other comprehensive
   income                                 (45,500)      (23,100)
  Unamortized expenses under stock
   plans                                  (16,600)       (8,100)
                                          553,300       567,600
                                       $1,074,400    $1,079,800

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                C. R. BARD, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (thousands except per share amounts)
                           (Unaudited)
                         For Quarter Ended  For Six Months Ended
                              June 30,           June 30,
                           1999      1998     1999      1998
Net sales                $257,800  $300,600  $506,300  $596,900

Costs and expenses:
 Cost of goods sold       114,500   144,600   223,900   285,500
 Marketing, selling
  and administrative       82,700    97,400   163,400   192,700
 Research & development    14,500    20,800    28,300    40,000
 Interest expense           4,800     7,100     9,000    15,300
 Other(income)expense,
  net                        (100)  (31,500)      400   (35,100)

Total costs and
 expenses                 216,400   238,400   425,000   498,400

Income before taxes        41,400    62,200    81,300    98,500

Provision for income
 taxes                     13,200    22,000    26,500    33,400

Net income               $ 28,200  $ 40,200  $ 54,800  $ 65,100

Basic earnings per
 share                   $    .55  $    .71  $   1.07  $   1.15
Diluted earnings per
 share                   $    .55  $    .71  $   1.06  $   1.14
Cash dividends per
 share                   $    .19  $    .18  $    .38  $    .36
Average common shares
 outstanding-basic         51,128    56,593    51,244    56,683
Average common shares
 outstanding-diluted       51,667    56,944    51,864    57,010

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                C. R. BARD, INC. AND SUBSIDIARIES

   CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
          (thousands of dollars except per share amounts)
                           (Unaudited)
Six Months Ended June 30, 1999
                                                                                          Unamortized
                                                                                           Expenses
                                                                             Cumulative     Under
                                                      Capital in    Retained Translation    Stock
                                 Shares     Amount   Excess of Par  Earnings Adjustment      Plan    Total
Balance at December 31, 1998   51,497,564   $14,300     $132,300    $452,200   $(23,100)  $  (8,100) $567,600
Net income                                                            54,800                           54,800
Currency translation adjustments                                                (22,400)              (22,400)
     Comprehensive income                                                                              32,400
Cash dividends ($.19 per share)                                      (19,500)                         (19,500)
Treasury stock acquired        (1,009,100)                           (52,500)                         (52,500)
Employee stock plans              640,232       300       21,300      12,200                 (8,500)   25,300
Balance at June 30, 1999       51,128,696   $14,600     $153,600    $447,200  $(45,500)    $(16,600) $553,300

Six Months Ended June 30, 1998
                                                                                           Unamortized
                                                                                            Expenses
                                                                               Cumulative    Under
                                                      Capital in    Retained   Translation   Stock
                                 Shares     Amount   Excess of Par  Earnings   Adjustment     Plan    Total
Balance at December 31, 1997   56,784,551   $14,100     $101,100    $506,700   $(38,500)   $(10,300) $573,100
Net income                                                            65,100                                        65,100
Currency translation adjustments                                                (12,900)                       (12,900)
     Comprehensive income                                                                              52,200
Cash dividends ($.18 per share)                                      (20,500)                         (20,500)
Treasury stock acquired          (600,000)                           (21,000)                         (21,000)
Employee stock plans              137,328                  2,800                              1,700     4,500
Balance at June 30, 1998       56,321,879   $14,100     $103,900    $530,300   $(51,400)   $ (8,600) $588,300

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                C. R. BARD, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (thousands of dollars)
                           (Unaudited)
                                        For The Six Months Ended
                                               June 30,
                                          1999          1998
Cash flows from operating activities:
    Net income                          $ 54,800      $ 65,100

    Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Depreciation and amortization      24,000        29,700
       Other non-cash items                2,600        22,700

    Changes in assets and liabilities:
       Current assets                    (19,000)      (12,300)
       Current liabilities               (50,100)       20,000
       Other                             (12,000)        6,000
                                             300       131,200

Cash flows from investing activities:
    Capital expenditures                 (12,600)      (21,700)
    Other long-term investments, net      (5,900)      (13,100)
                                         (18,500)      (34,800)

Cash flows from financing activities:
    Purchase of common stock             (52,500)      (21,100)
    Dividends paid                       (19,500)      (20,500)
    Short-term borrowings and other       96,600        39,600
    Long-term borrowings                    (500)      (60,400)
                                          24,100       (62,400)

Net increase in cash and cash
 equivalents                               5,900        34,000

Cash and cash equivalents
 at January 1,                            41,200        36,400

Cash and cash equivalents
 at June 30,                            $ 47,100      $ 70,400

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

Derivative Instruments

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133").
FAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. FAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June of 1999, the Financial Accounting Standards Board deferred the effective date of FAS 133 to all fiscal quarters for all fiscal years beginning after June 15, 1999. The company does not expect that the adoption of FAS 133 will have a material impact on its financial statements.

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

Income Taxes

The company's other current assets contain certain deferred tax assets of approximately $34,000,000 at December 31, 1998 and $29,600,000 at June 30, 1999.

Segment Information

The company's management considers its business to be a single segment entity - the manufacture and sale of medical devices. The company's products generally share similar distribution channels and customers. The company designs, manufactures, packages, distributes and sells medical, surgical, diagnostic and patient care devices which, for the most part, are purchased by hospitals, physicians and nursing homes, used once and discarded. Management evaluates its various global product portfolios on a revenue basis, which is presented below. Management generally evaluates profitability and associated investment on an enterprise-wide basis due to shared infrastructures.

(thousands of         Quarter Ended        Six Months Ended
  dollars)               June 30,              June 30,
                                     %                       %
                   1999      1998   Chg    1999     1998    Chg
Vascular         $ 57,400  $ 50,000  15  $110,000 $100,500    9
Urology            87,900    85,400   3   172,800  164,600    5
Oncology           57,600    52,300  10   114,700  103,800   11
Surgery            41,000    37,000  11    81,200   72,000   13
Other Ongoing
 products          13,900    14,800  (6)   27,600   29,700  (7)
 Total ongoing
  products        257,800   239,500   8   506,300 470,600     8
Divested products     ---    61,100  --       --- 126,300    --
Net sales        $257,800  $300,600 (14) $506,300 596,900   (15)

               C. R. BARD, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Segment Information (continued)
(thousands of            Quarter Ended        Six Months Ended
  dollars)                 June 30,               June 30,
                        1999        1998       1999       1998
Income before taxes  $   41,400  $   62,200 $   81,300 $   98,500
Total assets         $1,074,400  $1,283,800 $1,074,400 $1,283,800
Capital expenditures $    6,100  $   11,800 $   12,600 $   21,700
Depreciation and
 amortization        $   11,700  $   13,700 $   24,000 $   29,700

The following table presents sales of ongoing products by geography based on the location of the external customer.

(thousands of          Quarter Ended        Six Months Ended
  dollars)                June 30,               June 30,
                      1999        1998       1999       1998
United States       $180,700    $168,100   $359,900   $333,600
Europe                49,400      46,400     95,900     87,800
Japan                 13,300      12,400     23,900     25,500
Rest of world         14,400      12,600     26,600     23,700
     Total          $257,800    $239,500   $506,300   $470,600

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

The discussion below does not include net sales of divested products for the three and six month periods ending June 30, 1998. Consolidated net sales for the second quarter of 1999 of $257,800,000 increased 8 percent from the second quarter of 1998 net sales of ongoing products of $239,500,000. Net sales in the U.S. for the second quarter of 1999 were $180,700,000, an increase of 8 percent from net sales of ongoing products for the second quarter of 1998, while international net sales for the second quarter of 1999 were $77,100,000, up 8 percent against net sales of ongoing products for the second quarter of 1998. The impact of a stronger U.S. dollar in the second quarter of 1999 decreased reported sales outside the U.S. by approximately 2 percent compared to the prior year period. For the first six months of 1999, U.S. sales totaled $359,900,000 up 8 percent as compared to the same period in 1998, while international sales increased 7 percent to $146,400,000 as compared to the same period in 1998. Currency translation for the first half of 1999 did not have a material impact on international sales.

               C. R. BARD, INC. AND SUBSIDIARIES

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS (continued)

Vascular sales for the quarter and year-to-date periods ending June 30, 1999 increased by 15 and 9 percent, respectively, as compared to the same periods in 1998, due to electrophysiology and radiology product growth. Urological sales for the quarter and year-to-date periods increased by 3 and 5 percent, respectively, as compared to the same periods in 1998, due to infection control catheters and brachytherapy growth. Oncology sales for the quarter and year-to-date periods increased 10 percent and 11 percent, respectively, as compared to the same periods in 1998 due to specialty access products. Surgical sales for the quarter and year-to-date periods increased by 11 percent and 13 percent, respectively, as compared to the same periods in 1998, due to soft tissue repair products.

The company's gross profit margin for the quarter and year-to-date periods ended June 30, 1999 of 55.6 percent and 55.8 percent, respectively, improved from the gross profit margins for the quarter and year-to-date periods ended June 30, 1998 of 51.9 and
52.2 percent, respectively. These improvements were primarily the result of the company's divestiture of several cardiology businesses and improvements resulting from steps to improve global manufacturing efficiencies.

Other income and expense for the second quarter of 1999 is composed primarily of interest income and foreign exchange.

Other income and expense for the second quarter of 1998 was affected by several nonrecurring, one-time items. These include the gain from an intellectual property settlement of $80,000,000
(net of a third-party royalty payment); the writedown of several businesses of $24,100,000 (including Bard's Diagnostic Sciences Division in anticipation of its sale to Polymedco, Inc., which was completed on July 7, 1998); $18,200,000 related to legal settlements; and $6,500,000 related to other items. The net after-tax favorable impact of these items was $18,700,000 or 33 cents per share on a diluted basis.

During the first six months of 1999, the company acquired 1,009,100 of its common shares. During the first six months of 1998, the company acquired 600,000 of its common shares.

Restructuring Charges

In connection with the company's restructuring plans, restructuring accruals during the six-month period ended June 30, 1999 have decreased by approximately $4,000,000 compared to the year ended December 31, 1998, primarily for cash expenditures related to employees severed and other facility exit costs. Facility closing plans proceeded as planned with no additional facilities closed during the second quarter.

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

Internal and external resources are being used to identify needs, make the required IT modifications and test for Year 2000 functionality. The identification process of all critical IT applications is complete. The company is currently on schedule to complete the implementation of all modifications to these applications by the third quarter of 1999. The company is utilizing both internal and external resources to provide independent system verification and validation of Year 2000 functionality. This process will continue through the end of 1999 and includes the development and implementation of contingency plans to address unforeseen problems.

The company's Non-IT efforts include addressing Year 2000 functionality of suppliers, manufacturing and support systems and the company's larger customers. The company is communicating with suppliers that provide critical products or services and customers. The company is testing significant manufacturing and support systems. If as a result of the company's communications or as a result of the company's testing of Non-IT systems there appear to be potential Year 2000 functionality problems, additional contingency plans under development should address these risks.

There can be no guaranty that the systems of other businesses on which the company's systems rely will be converted in a timely manner, or that a failure to convert by another business (including the company's suppliers and customers), or a conversion that is incompatible with the company's systems, would not have a material adverse effect on the company. In addition, there are many risks associated with the Year 2000 issue, including but not limited to the possible failure of the company's IT and Non-IT technology systems. Any such failure may have a material adverse financial or operational effect on the company.

               C. R. BARD, INC. AND SUBSIDIARIES

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS (continued)

Year 2000 Functionality (continued)

The company's marketing, selling and administrative expense included $800,000 for IT-related Year 2000 expenditures during the second quarter of 1999 and $1,200,000 during the second quarter of 1998. Management believes that the company will incur additional expenses of approximately $1,400,000 in 1999. These incremental costs do not include existing internal resources allocated to the project effort.

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

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained herein or in other company documents and certain statements that may be made by management of the company orally, including without limitation statements regarding cost savings from restructuring, statements regarding Year 2000 functionality and statements regarding the company's future performance, may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Because actual results are affected by risks and uncertainties, the company cautions investors that actual results may differ materially from those expressed or implied. Factors which could cause the actual results to differ materially from expected and historical results include, but are not limited to: health care industry consolidation resulting in customer demands for price concessions; competitors' attempts to gain market share through aggressive marketing programs; fewer medical procedures performed in a cost-conscious environment; the unpredictability of the approval time by the FDA or other government authorities to clear medical devices for commercial release; unanticipated product failures; legislative or administrative reforms to the U.S. Medicare and Medicaid systems or other non-U.S. reimbursement systems in a manner that would significantly reduce reimbursements for procedures using the company's medical devices; the acquisition of key patents by competitors that would have the effect of excluding the company from new market segments; the uncertainty of whether increased research and development expenditures will result in increased

               C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (continued)

Cautionary Statement Regarding Forward-Looking Information
(continued)

sales; unpredictability of existing and future litigation including without limitation litigation regarding product liability; uncertainty related to tax appeals and litigation; price increases from the company's suppliers of critical components; foreign currency fluctuations; unanticipated business disruptions from Year 2000 issues; the risk that the company may not achieve manufacturing or administrative efficiencies as a result of the company's restructuring and/or in the integration of acquired businesses or divestitures.

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

DATE:  August 10, 1999