Form 10-Q
period 1999-09-30
BARD C R INC /NJ/
filed 1999-11-15
CIK 9892

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1999

Commission File Number 1-6926

C. R. BARD, INC.

(Exact name of registrant as specified in its charter)

New Jersey	22-1454160
(State of incorporation)	(IRS Employer Identification No.)

730 Central Avenue, Murray Hill, New Jersey 07974

(Address of principal executive offices)

Registrant's telephone number, including area code: (908) 277-8000

__________________________________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock - $.25 par value	Outstanding at October 31, 1999 51,189,473

C. R. BARD, INC. AND SUBSIDIARIES

INDEX

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(thousands of dollars)

	September 30,	December 31,
	1999	1998
	(Unaudited)
ASSETS
Current Assets:
Cash and short-term investments	$ 59,500	$ 42,400
Accounts receivable, net	203,600	217,800
Inventories	209,400	182,500
Other current assets	37,300	45,800
Total current assets	509,800	488,500
Property, plant and equipment, net	171,600	172,700
Intangible assets, net of amortization	349,000	358,900
Other assets	86,600	59,700
	$ 1,117,000	$ 1,079,800
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Short-term borrowings and current maturities of long-term debt	$ 97,000	$ 2,000
Accounts payable	47,400	67,400
Accrued expenses	172,700	187,400
Federal and foreign income taxes	27,100	46,000
Total current liabilities	344,200	302,800
Long-term debt	158,800	160,000
Other long-term liabilities	38,100	49,400
Shareholders' Investment:
Preferred stock, $1 par value, authorized 5,000,000 shares; none issued	---	---
Common stock, $.25 par value, authorized 300,000,000 shares; issued and outstanding 51,109,454 shares in 1999 and 51,497,564 shares in 1998	14,600	14,300
Capital in excess of par value	153,400	132,300
Retained earnings	465,500	452,200
Accumulated other comprehensive income	(39,500)	(23,100)
Unamortized expenses under stock plans	(18,100)	(8,100)
Total shareholders' investment	575,900	567,600
	$ 1,117,000	$ 1,079,800

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(thousands of dollars except per share amounts)

(Unaudited)
	For Quarter Ended		For Nine Months Ended
	September 30,		September 30,
	1999	1998	1999	1998
Net sales	$ 259,500	$ 298,500	$ 765,800	$ 895,400
Costs and expenses:
Cost of goods sold	116,200	144,900	340,100	430,400
Marketing, selling and administrative	82,600	94,100	246,000	286,800
Research and development	12,100	18,900	40,400	58,900
Interest expense	5,100	7,600	14,100	22,900
Other (income) expense, net	(400)	(1,100)	---	(36,200)
Total costs and expenses	215,600	264,400	640,600	762,800
Income before taxes	43,900	34,100	125,200	132,600
Income tax provision	13,800	10,600	40,300	44,000
Net income	$ 30,100	$ 23,500	$ 84,900	$ 88,600
Basic earnings per share	$ .59	$ .42	$ 1.66	$ 1.57
Diluted earnings per share	$ .58	$ .42	$ 1.64	$ 1.56
Cash dividends per share	$ .20	$ .19	$ .58	$ .55
Average common shares outstanding - basic	51,152	55,936	51,219	56,498
Average common shares outstanding - diluted	51,671	56,358	51,807	56,838

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

(thousands of dollars except per share amounts)

(Unaudited)

Nine Months Ended September 30, 1999
	Shares	Amount	Capital in Excess of Par	Retained Earnings	Cumulative Translation Adjustment	Unamortized Expenses Under Stock Plan	Total
Balance at December 31, 1998	51,497,564	$ 14,300	$ 132,300	$ 452,200	$ (23,100)	$ (8,100)	$ 567,600
Net income				84,900			84,900
Currency translation adjustments					(16,400)		(16,400)
Comprehensive income							68,500
Cash dividends ($.58 per share)				(29,800)			(29,800)
Treasury stock acquired	(1,154,800)			(59,400)			(59,400)
Employee stock plans	766,690	300	21,100	17,600		(10,000)	29,000
Balance at September 30, 1999	51,109,454	$ 14,600	$ 153,400	$ 465,500	$ (39,500)	$ (18,100)	$ 575,900

Nine Months Ended September 30, 1998
	Shares	Amount	Capital in Excess of Par	Retained Earnings	Cumulative Translation Adjustment	Unamortized Expenses Under Stock Plan	Total
Balance at December 31, 1997	56,784,551	$ 14,100	$ 101,100	$ 506,700	$ (38,500)	$ (10,300)	$ 573,100
Net income				88,600			88,600
Currency translation adjustments					(5,000)		(5,000)
Comprehensive income							83,600
Cash dividends ($.55 per share)				(31,200)			(31,200)
Treasury stock acquired	(2,100,000)			(80,000)			(80,000)
Employee stock plans	384,000	200	10,900	300		(1,000)	10,400
Balance at September 30, 1998	55,068,551	$ 14,300	$ 112,000	$ 484,400	$ (43,500)	$ (11,300)	$ 555,900

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(thousands of dollars)

(Unaudited)

	For the Nine Months Ended September 30,
	1999	1998
Cash flows from operating activities:
Net income	$ 84,900	$ 88,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,500	43,300
Other noncash items	4,000	23,400
Changes in assets and liabilities:
Current assets	(22,600)	(18,800)
Current liabilities	(44,200)	19,500
Other	(2,400)	11,900
	56,200	167,900
Cash flows from investing activities:
Capital expenditures	(20,800)	(33,900)
Other long-term investments, net	(42,900)	(17,600)
	(63,700)	(51,500)
Cash flows from financing activities:
Purchase of common stock	(59,400)	(80,000)
Dividends paid	(29,800)	(31,200)
Short-term borrowings and other	113,800	109,300
Long-term borrowings	(800)	(118,700)
	23,800	(120,600)
Net increase(decrease) in cash and cash equivalents	16,300	(4,200)
Cash and cash equivalents at January 1,	41,200	36,400
Cash and cash equivalents at September 30,	$ 57,500	$ 32,200

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Short Term Borrowings and Long-Term Debt

The company has a shelf registration with the Securities and Exchange Commission for the issuance of up to $200,000,000 of long-term debt. As part of that registration, in December 1996, the company issued $150,000,000 of long-term notes due 2026. These notes may be redeemed at the option of the note holders on December 1, 2006, at a redemption price equal to the principal amount.

Income Taxes

The company's other current assets contain certain deferred tax assets of approximately $34,000,000 at December 31, 1998 and $22,700,000 at September 30, 1999.

Acquisitions

In August, the company entered into an exclusive agreement with Endologix, Inc., a California-based company that has developed an endoluminal graft (ELG) used for the minimally invasive treatment of abdominal aortic aneurysms. The agreement gives Bard exclusive distribution rights to Endologix ELG in Europe and Australia and an exclusive and irrevocable option to acquire all of the capital stock of Endologix, Inc. before the end of the Year 2000 at a preset price.

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

(thousands of dollars)	Quarter Ended September 30,			Nine Months Ended September 30,
	1999	1998	% Chg	1999	1998	% Chg
Vascular	$ 56,800	$ 51,700	10	$166,800	$152,200	10
Urology	87,800	85,100	3	260,600	249,700	4
Oncology	60,700	53,500	13	175,400	157,300	12
Surgery	40,800	36,700	11	122,000	108,700	12
Other ongoing products	13,400	13,900	(4)	41,000	43,600	(6)
Total ongoing products	259,500	240,900	8	765,800	711,500	8
Divested products	---	57,600	---	---	183,900	--
Net sales	$259,500	$298,500	(13)	$765,800	$895,400	(14)

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Segment Information (continued)
(thousands of dollars)	Quarter Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
Income before taxes	$ 43,900	$ 34,100	$ 125,200	$ 132,600
Total assets	$ 1,117,000	$ 1,257,700	$ 1,117,000	$ 1,257,700
Capital expenditures	$ 8,200	$ 12,200	$ 20,800	$ 33,900
Depreciation and amortization	$ 12,500	$ 13,600	$ 36,500	$ 43,300

The following table presents sales of ongoing products based on the geographic location of the third-party customer.
(thousands of dollars)	Quarter Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
United States	$184,600	$172,000	$544,500	$505,600
Europe	47,000	44,100	142,900	131,500
Japan	12,900	12,200	36,800	37,600
Rest of world	15,000	12,600	41,600	36,800
Total	$259,500	$240,900	$765,800	$711,500

C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion does not include net sales of divested products for the three and nine month periods ended September 30, 1998. Consolidated net sales for the third quarter of 1999 of $259,500,000 increased 8 percent from the third quarter of 1998 net sales of ongoing products of $240,900,000. Net sales in the U.S. for the third quarter of 1999 were $184,600,000, an increase of 7 percent from net sales of ongoing products for the third quarter of 1998, while international net sales for the third quarter of 1999 were $74,900,000, up 9 percent against net sales of ongoing products for the third quarter of 1998. The impact of currency translation in the third quarter of 1999 was not material. For the first nine months of 1999, U.S. sales totaled $544,500,000 up 8 percent as compared to the same period in 1998, while international sales increased 7 percent to $221,300,000 as compared to the same period in 1998. Currency translation for the first nine months of 1999 did not have a material impact on international sales.

Vascular sales for the quarter and year-to-date periods ended September 30, 1999 increased 10 percent as compared to the same periods in 1998, due to electrophysiology and peripheral technology product growth. Urological sales for the quarter and year-to-date periods increased by 3 and 4 percent, respectively, as compared to the same periods in 1998, due to infection control catheters and brachytherapy growth. Oncology sales for the quarter and year-to-date periods increased 13 percent and 12 percent, respectively, as compared to the same periods in 1998 due to specialty access products. Surgical sales for the quarter and year-to-date periods increased by 11 percent and 12 percent, respectively, as compared to the same periods in 1998, due to soft tissue repair products.

The company's gross profit margin for the quarter and year-to-date periods ended September 30, 1999 of 55.2 percent and 55.6 percent, respectively, improved from the gross profit margins for the quarter and year-to-date periods ended September 30, 1998 of 51.5 percent and 51.9 percent, respectively. These improvements were primarily the result of the company's divestiture of several cardiology businesses and improvements resulting from steps to reduce global manufacturing costs.

Other income and expense for the third quarter of 1999 is composed primarily of interest income and foreign exchange.

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

During the first nine months of 1999, the company acquired 1,154,800 of its common shares. During the first nine months of 1998, the company acquired 2,100,000 of its common shares.

Restructuring Charges

In connection with the company's restructuring plans, restructuring accruals during the nine-month period ended September 30, 1999 have decreased by approximately $6,200,000 compared to the year ended December 31, 1998, primarily for cash expenditures related to employees severed and other facility exit costs. Facility closing plans proceeded as planned with no additional facilities closed during the third quarter of 1999.

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

Internal and external resources are being used to identify needs, make the required IT modifications and test for Year 2000 functionality. The identification process of all critical IT applications is complete. The company has also substantially completed the implementation of all modifications to these applications. The company is utilizing both internal and external resources to provide independent system verification and validation of Year 2000 functionality. This process will continue through the end of 1999 and includes the development and implementation of contingency plans to address unforeseen problems.

The company's Non-IT efforts include addressing Year 2000 functionality of suppliers, manufacturing and support systems and the company's larger customers. The company is communicating with suppliers that provide critical products or services and customers. The company is testing significant manufacturing and support systems. If, as a result of the company's communications or as a result of the company's testing of Non-IT systems, there appear to be any potential Year 2000 functionality problems, additional contingency plans under development should address these risks.

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

The company's marketing, selling and administrative expense included $757,000 for IT-related Year 2000 expenditures during the third quarter of 1999 and $1,185,000 during the third quarter of 1998. Management believes that the company will incur additional expenses of approximately $961,000 in 1999. These incremental costs do not include existing internal resources allocated to the project effort.

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

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained herein or in other company documents and certain statements that may be made by management of the company orally, including without limitation, statements regarding cost savings from restructuring, statements regarding Year 2000 functionality and statements regarding the company's future performance, may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Because actual results are affected by risks and uncertainties,

C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

(a) Exhibits pursuant to Item 601 of Regulation S-K.

Exhibit 12.1 - Computation of Ratio of Earnings to Fixed Charges

Exhibit 27 - Financial Data Schedule

Exhibit 99 - Bard Announces Endologix Agreement for AAA Device

(b) Reports on Form 8-K.

There were no reports on Form 8-K filed by the company during the quarter ended September 30, 1999

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

DATE: November 12, 1999