Form 10-K
period 1999-12-31
BARD C R INC /NJ/
filed 2000-03-30
CIK 9892

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $2,007,837,851 based on the closing price of stock traded on the New York Stock Exchange on February 29, 2000. As of February 29, 2000, there were 50,831,338 shares of Common Stock, $.25 par value per share, outstanding.

The company's definitive Proxy Statement dated March 10, 2000 has been incorporated by reference with respect to certain information contained therein in Part III and Part IV of this Form 10-K.

The exhibit index is located in Part IV, Item 14, Page IV-1.

PART I

Item 1. Business

General Development of Business

C. R. Bard, Inc. (the "company" or "Bard") was started by Charles Russell Bard in 1907. One of its first medical products was the silk urethral catheter imported from France. In 1923, the company was incorporated as C. R. Bard, Inc. and distributed an assortment of urological and surgical products. Bard became a publicly-traded company in 1963 and five years later was traded on the New York Stock Exchange.

In 1966, Bard acquired the United States Catheter & Instrument Co., a supplier of urological and cardiovascular specialty products. In 1980 Bard acquired its major source of the Foley catheter - Davol Inc. Numerous other acquisitions were made over the last thirty-five years broadening Bard's product lines. Today, Bard is a leading multinational developer, manufacturer and marketer of health care products.

1999 sales of $1.036 billion decreased 11% from 1998. Net income for 1999 totaled $118.1 million compared with $252.3 million in 1998. Basic and diluted earnings per share were $2.31 and $2.28, respectively in 1999. Basic and diluted earnings per share were $4.54 and $4.51, respectively, in 1998.

Acquisitions and Dispositions

In 1999 the company completed the sale of its cardiopulmonary business. This disposition, which resulted in a pretax gain of $9.2 million ($.12 per share after tax), was part of a series of strategic dispositions of cardiology businesses announced in 1998. The first in the series was the company's 1998 cardiac cath lab business. The company expects to settle in 2000 the purchase price and other adjustments relating to this transaction. The company does not expect the adjustments to have an adverse effect on its results of operations.

Also in 1999, the company entered into an exclusive agreement with Endologix, Inc., a California-based company that has developed an endoluminal graft (ELG) used for the minimally invasive treatment of abdominal aortic aneurysms. The agreement gives Bard exclusive distribution rights to Endologix's ELG in Europe and Australia and an exclusive and irrevocable option to acquire, for approximately $45 million, all of the company's remaining capital stock before the end of the Year 2000. Bard paid approximately $34 million primarily for the distribution rights and the option.

In 1998 the company reported a pretax gain of $329.2 million ($3.03 per share after tax) on the disposition of its cardiology businesses and a pretax loss of $17.5 million ($.18 per share after tax) on the sale of several other product lines (including the loss on the sale of the Diagnostic Sciences Division.)

The 1997 financial results include the disposition of two product lines that resulted in a pretax gain of $22.7 million ($.23 per share after tax).

Product Group Information

Bard is engaged in the design, manufacture, packaging, distribution and sale of medical, surgical, diagnostic and patient care devices. Hospitals, physicians and nursing homes purchase approximately 90% of the company's products, most of which are used once and discarded.

The company reports its sales around the concept of disease state management. Three of Bard=s four major product group categories are: vascular diagnosis and intervention, urological diagnosis and intervention, and oncological diagnosis and intervention. In addition the company maintains and grows its fourth major product group, surgical specialties, and also has a product group of other ongoing products. The divested products category contains divested and discontinued product lines.

The following table sets forth for the last three years ended December 31, 1999, the approximate percentage contribution by product line to Bard's consolidated net sales on a worldwide basis.
	Years Ended December 31,
	1999	1998	1997
Vascular	22%	18%	16%
Urology	34%	29%	27%
Oncology	23%	18%	16%
Surgery	16%	13%	11%
Other ongoing products	5%	5%	5%
Total ongoing products	100%	83%	75%
Divested products	---	17%	25%
Net sales	100%	100%	100%

Narrative Description of Business

General

Historically, Bard has been known for its products in the urological field, where its Foley catheter is the leading device for bladder drainage. Bard's largest product group is the urological diagnosis and intervention category contributing approximately 34% of consolidated net sales in 1999.

Bard continually expands its research toward the improvement of existing products and the development of new ones. It has pioneered the development of disposable medical products for standardized procedures.

Vascular Diagnosis and Intervention - Bard's line of vascular diagnosis and intervention products includes peripheral angioplasty stents, catheters, guidewires, introducers and accessories, vena cava filters and biopsy devices; electrophysiology products including cardiac mapping and electrophysiology laboratory systems, and diagnostic and temporary pacing electrode catheters; fabrics and meshes and implantable blood vessel replacements.

Urological Diagnosis and Intervention - Bard offers a complete line of urological diagnosis and intervention products including Foley catheters, procedure kits and trays and related urine monitoring and collection systems; ureteral stents; and specialty devices for incontinence, endoscopic procedures and stone removal.

Oncological Diagnosis and Intervention - Bard=s line of oncological diagnosis and intervention products include specialty access catheters and ports and gastroenterological products.

Surgical Specialties - Bard=s surgical specialties products include meshes for hernia repair; irrigation devices for orthopaedic and laparoscopic procedures; laparoscopic accessories; and topical hemostasis.

International - Bard markets vascular, urological, oncological and surgical specialties products throughout the world. Principal markets are Japan, Canada, the United Kingdom and continental Europe. Approximately 41% of the sales outside the United States are of products manufactured by Bard in its facilities in Canada, France, Germany, Malaysia and the United Kingdom. The balance of the sales are from products manufactured in the continental United States, Puerto Rico or Mexico for export. Bard's foreign operations are subject to the usual risks of doing business abroad, including restrictions on currency transfer, exchange fluctuations and possible adverse government regulations. See p. II-26 Note 10 in the Notes to Consolidated Financial Statements for additional information.

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

Sales to distributors, which supply the company's products to many end users, accounted for approximately 39% of the company's net sales in 1999, and the five largest distributors combined accounted for approximately 71% of such sales.

In order to service its customers, both in the U.S. and outside the U.S., the company maintains inventories at distribution facilities in most of its principal marketing areas. Orders are normally shipped within a matter of days after receipt, except for items temporarily out of stock, and backlog is normally not significant for the company.

Most of the products sold by the company, whether manufactured by it or by others, are sold under the BARD7 trade name or trademark or other trademarks owned by the company. Such products manufactured for the company by outside suppliers are produced according to the company's specifications.

Regulation

The development, manufacture, sale and distribution of the company's products are subject to comprehensive government regulation both within and outside the United States. Government regulation, including detailed inspection of and controls over, research and laboratory procedures, clinical investigations, manufacturing, marketing, sampling, distribution, record keeping, storage and disposal practices, substantially increases the time, difficulty and costs incurred in obtaining and maintaining the approval to market newly developed and existing products. Government regulatory actions can result in the seizure or recall of products, suspension or revocation of the authority necessary for their production and sale, and other civil or criminal sanctions.

In the early 1990's, the review time by the United States Food and Drug Administration ("FDA") to clear medical devices for commercial release lengthened and the number of clearances, both of 510(k) submissions and pre-market approval applications, decreased. In response to public and congressional concern, the FDA Modernization Act of 1997 was adopted with the intent of bringing better definition to the clearance process. While FDA review times have improved since passage of the 1997 Act, there can be no assurance that the FDA review process will not involve delays or that clearances will be granted on a timely basis.

Medical device laws are also in effect in many of the countries in which the company does business outside the United States. These range from comprehensive device approval requirements for some or all of the company's medical device products to requests for product data or certifications. The number and scope of these requirements are increasing.

Government and private sector initiatives to limit the growth of health care costs, including price regulation and competitive pricing, are continuing in many countries where the company does business, including the United States. These changes are causing the marketplace to put increased emphasis on the delivery of more cost-effective medical therapies. Although the company believes it is well positioned to respond to changes resulting from this worldwide trend toward cost containment, the uncertainty as to the outcome of any proposed legislation or changes in the marketplace precludes the company from predicting the impact these changes may have on future operating results.

In keeping with the increased emphasis on cost-effectiveness in health care delivery, the current trend among hospitals and other customers of medical device manufacturers is to consolidate into larger purchasing groups to enhance purchasing power. The medical device industry has also experienced some consolidation, partly in order to offer a broader range of products to large purchasers. As a result, transactions with customers are more significant, more complex and tend to involve more long-term contracts than in the past. This enhanced purchasing power may also increase the pressure on product pricing, although management is unable to estimate the potential impact at this time.

Raw Materials

The company uses a wide variety of readily available plastics, textiles, alloys and latex materials for conversion into its devices. These materials are primarily purchased from external suppliers. Certain of the raw materials are available only from sole suppliers. Materials are purchased from single sources for reasons of quality assurance, sole source availability, cost effectiveness or constraints resulting from regulatory requirements. Bard works closely with its suppliers to assure continuity of supply while maintaining high quality and reliability. Agreements with certain suppliers can be terminated by either party upon short notice. The establishment of additional or replacement suppliers for certain materials cannot be accomplished quickly, largely due to the FDA approval system and the complex nature of the manufacturing processes employed by many suppliers. In addition, in an effort to reduce potential product liability exposure, certain suppliers have terminated or are planning to terminate sales of certain materials to companies that manufacture implantable medical devices. The Biomaterials Access Assurance Act was adopted in 1998 to help ensure availability of raw materials to the manufacturers of medical devices. Management cannot estimate the impact of this law on supplier arrangements at this time.

Environment

The company is subject to various environmental laws and regulations both within and outside the United States. The operations of the company, like those of other medical device companies, involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. While the company continues to make capital and operational expenditures relating to compliance with existing environmental laws and regulations, management believes that such compliance will not have a material impact on the company's financial position, results of operations or liquidity.

Employees

The company employs approximately 7,700 persons.

Seasonality

The company's business is not affected to any material extent by seasonal factors.

Research and Development

The company's research and development expenditures amounted to approximately $53,800,000 in 1999, $72,700,000 in 1998 and $85,800,000 in 1997.

Intellectual Property

The company owns patents on certain of its products and obtains licenses from others as it deems necessary to its business. The company's policy is to obtain patents on its products whenever practical. Technological advancement characteristically has been rapid in the medical device industry and the company does not consider its business to be materially dependent upon any individual patent.

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

Outside the U.S., the company has plants or offices in Australia, Belgium, Canada, China, France, Germany, Hong Kong, India, Italy, Korea, Malaysia, Mexico, the Netherlands, Norway, Portugal, Singapore, Spain, Sweden, Switzerland and the United Kingdom.

The company owns approximately 1,790,000 square feet in 17 locations and leases approximately 1,100,000 square feet of space in 48 locations.

All these facilities are well maintained and suitable for the operations conducted in them.

Item 3. Legal Proceedings

During 1993, the United States Environmental Protection Agency (the "EPA") notified the company's Urological division that it may be a potentially responsible party relative to cleanup of the Frontier Chemical site in Niagara Falls, New York. In September 1993, the company entered into a consent order concerning the first phase of the cleanup, which was a drum removal action. The company's liability for the first phase was $119,000. A second phase of remedial action involves removal of waste in several large tanks. The company's liability for this phase was assessed at less than $15,000. The third phase of remedial action involves soil and groundwater contamination. The company's responsibility, if any, for cleanup of this phase is unknown at this time, but the final resolution of this matter is not expected to have a material adverse financial impact on the company.

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

The company is subject to various legal proceedings and claims including claims of alleged personal injuries as a result of exposure to natural rubber latex gloves distributed by the company and other product liability matters, intellectual property matters and disputes on agreements which arise in the ordinary course of business. The company believes that these legal matters will likely be disposed of over an extended period of time and should not have a material adverse impact on the company's consolidated financial position or results of operations.

Item 4. Results of Votes of Security Holders

Not applicable.

Executive Officers of the Registrant

Set forth below is the name, age, position, five-year business history and other information with respect to each executive officer of the company as of March 1, 2000. No family relationships exist among the officers of the company.

Name	Age	Position
William H. Longfield	61	Chairman and Chief Executive Officer and Director
Guy J. Jordan	51	Group President
Timothy M. Ring	42	Group President
John H. Weiland	44	Group President
Charles P. Slacik	45	Senior Vice President and Chief Financial Officer
Nadia C. Adler	55	Vice President and General Counsel and Secretary
James R. Adwers, M.D.	56	Vice President - Medical Affairs
E. Robert Ernest	59	Vice President - Planning and Development
Christopher D. Ganser	47	Vice President - Quality Assurance
Hope Greenfield	48	Vice President - Human Resources
Charles P. Grom	52	Vice President and Controller
Richard D. Manthei	64	Vice President - Scientific Affairs
Earle L. Parker	56	Vice President and Chief Investor Relations Officer
Todd C. Schermerhorn	39	Vice President and Treasurer

All officers of the company are elected annually by the Board of Directors.

Executive Officers of the Registrant (continued)

William H. Longfield joined Bard in 1989 as executive vice president and chief operating officer. Prior to joining the company was president and chief executive officer of Cambridge Group, Inc. Previously was executive vice president-operations of Lifemark, Inc. and, prior thereto, was employed by American Hospital Supply Corporation where he held a number of positions including president of the Convertors division. Elected president and chief operating officer in 1991, delegated the duties and responsibilities of chairman and chief executive officer in 1993, elected president and chief executive officer in 1994 and to present position in 1995. Elected to Board of Directors in 1990.

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

 Timothy M. Ring joined Bard in 1992 as vice president-human resources. Prior to joining the company was with Abbott Laboratories, Inc. for ten years, most recently with their Hospital Products division as director of personnel. Elected to group vice president in 1993 and to present position in 1997.

John H. Weiland joined Bard in 1996 as group vice president. Prior to joining the company was senior vice president at Dentsply International. Previously served as president and chief executive officer of Pharmacia Diagnostics, Inc. and was with American Hospital Supply and Baxter Healthcare. Served one year as a White House Fellow in the role of Special Assistant in the Office of Management and Budget. Elected to present position in 1997.

Charles P. Slacik joined Bard in 1999 as senior vice president and chief financial officer. Prior to joining the company was with American Home Products Corporation since 1983 in various financial and operating positions, the most recent as chief operating officer for Solgar Vitamin and Herb Company. Other American Home Products positions included senior vice president of finance for Whitehall-Robins Healthcare division and Sherwood-Davis & Geck Corp.; corporate controller for American Home Products and executive vice president of Whitehall-Robins Healthcare division.

Nadia C. Adler joined Bard in 1999 as vice president, general counsel and secretary. Prior to joining Bard was senior vice president, general counsel and assistant secretary of Montefiore Medical Center in New York City since 1987. Before Montefiore, she was a partner in the law firm of Rosenman & Colin as a member of the litigation department and later their corporate department.

James R. Adwers, M.D. joined Bard in 1995 as regional vice president, surgical group, corporate medical affairs. Promoted to staff vice president of the corporate medical affairs group in 1996. Prior to joining the company, he held medical affairs positions in Becton, Dickinson and Co. and Technomed International. Promoted to present position in 1997.

Executive Officers of the Registrant (continued)

E. Robert Ernest joined Bard in 1977 as director of market research and business development. Prior to joining Bard he was with Abbott Laboratories for ten years. Promoted to vice president-business development in 1979 and named to present position in 1994.

Christopher D. Ganser joined Bard in 1989 as manager-quality assurance in the Moncks Corner, South Carolina facility. Promoted to division manager-quality control operations in 1991 and to director of quality assurance of Bard Urological division in 1992. Promoted to present position in 1994. Prior to joining Bard, he held several quality assurance positions with Kendall McGaw.

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

Richard D. Manthei joined Bard in 1996 in his current position. Prior to joining the company, he was a partner in the law firm of McKenna and Cuneo in Washington, D.C., where he chaired the Food, Drug, Cosmetic, and Medical Device Department. He previously served as managing partner at Burditt, Bowles & Radzius. He held prior positions with American Hospital Supply Corporation.

E. L. (Duke) Parker joined Bard in 1979 as corporate cost and budget manager. Promoted to assistant controller of Bard Urological division in 1980, to controller of USCI division in 1981 and to vice president and controller in 1985. Promoted to vice president-operations of USCI division in 1990, to vice president and general manager of USCI Angiography division in 1991, to treasurer in 1992, to vice president and treasurer in 1994, and to present position in 1998.

Todd C. Schermerhorn joined Bard in 1985 as cost analyst and has held increasingly responsible financial positions including controller of the Vascular Systems division and vice president and controller at USCI. Most recently he was vice president and group controller for Bard's Global Cardiology unit. He was promoted to his present position in 1998.

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

Market and Market Prices of Common Stock

The company's common stock is traded on the New York Stock Exchange under the symbol: BCR. The following table illustrates the high and low sales prices as traded on the New York Stock Exchange for each quarter during the last two years.
Quarters
	1st	2nd	3rd	4th	Year
1999
High	59-7/8	54-3/4	53-11/16	58-3/8	59-7/8
Low	45-1/4	41-11/16	43-15/16	46-5/8	41-11/16
Close	50-7/16	47-13/16	47-1/16	53	53
1998
High	38-1/4	38-7/8	41-5/8	50-1/4	50-1/4
Low	28-1/2	32-7/16	32-3/4	33-7/8	28-1/2
Close	36-3/4	38-1/16	36-7/8	49-1/2	49-1/2

Title of Class	Number of Record Holders of the company's Common stock as of February 29, 2000
Common Stock - $.25 par value	7,463

Dividends

The company paid cash dividends of $40,100,000, or $.78 per share, in 1999 and $41,500,000, or $.74 per share in 1998. The following table illustrates the quarterly rate of dividends paid per share.

Quarters
	1st	2nd	3rd	4th	Year
1999	$ .19	$ .19	$ .20	$ .20	$ .78
1998	$ .18	$ .18	$ .19	$ .19	$ .74

In December 1999 the first quarter dividend of $.20 per share was declared, indicating an annual rate of $.80 per share. The first quarter dividend was paid on February 4, 2000 to shareholders of record on January 24 .

Item 6. Selected Financial Data

C. R. BARD, INC. AND SUBSIDIARIES
For the Years Ended December 31,
($ in thousands except share and per share amounts)	1999	1998	1997	1996	1995	1994
INCOME STATEMENT DATA
Net sales	$1,036,500	$1,164,700	$1,213,500	$1,194,400	$1,137,800	$1,064,600
Net income	$ 118,100	$ 252,300	$ 72,300	$ 92,500	$ 86,800	$ 75,600
BALANCE SHEET DATA
Total assets	$1,126,400	$1,079,800	$1,279,300	$1,332,500	$1,091,000	$1,043,100
Working capital	$ 176,600	$ 185,700	$ 252,900	$ 240,700	$ 230,600	$ 72,300
Long-term debt	$ 158,400	$ 160,000	$ 340,700	$ 342,800	$ 198,400	$ 93,400
Total debt	$ 288,700	$ 162,000	$ 443,700	$ 491,000	$ 265,300	$ 294,000
Shareholders' investment	$ 574,300	$ 567,600	$ 573,100	$ 601,500	$ 564,600	$ 495,400
COMMON STOCK DATA
Basic earnings per share	$ 2.31	$ 4.54	$ 1.27	$ 1.62	$ 1.53	$ 1.34
Diluted earnings per share	$ 2.28	$ 4.51	$ 1.26	$ 1.61	$ 1.52	$ 1.33
Cash dividends per share	$ .78	$ .74	$ .70	$ .66	$ .62	$ .58
Shareholders' investment per share	$ 11.31	$ 11.02	$ 10.09	$ 10.56	$ 9.89	$ 8.77
Average shares outstanding (000's)	51,183	55,566	56,971	57,090	56,731	56,461
Shareholders of record	7,344	6,650	7,088	7,371	7,644	8,104
SUPPLEMENTARY DATA
Return on average shareholder investment	20.7%	44.2%	12.3%	15.9%	16.4%	16.2%
Net income/net sales	11.4%	21.7%	6.0%	7.7%	7.6%	7.1%
Days accounts receivable	70.8	72.8	69.6	70.3	66.7	62.3
Days inventory	158.9	151.9	151.9	151.7	149.4	143.6
Total debt/total capitalization	33.5%	22.2%	43.6%	44.9%	32.0%	37.2
Interest expense	$ 19,300	$ 26,400	$ 32,900	$ 26,400	$ 24,200	$ 16,300
Research and development expense	$ 53,800	$ 72,700	$ 85,800	$ 77,300	$ 75,600	$ 71,600
Number of employees	7,700	7,700	9,550	9,800	9,400	8,900
Net sales per employee	$ 134.6	$ 151.3	$ 127.1	$ 121.9	$ 121.0	$ 119.6
Net income per employee	$ 15.3	$ 32.8	$ 7.6	$ 9.4	$ 9.2	$ 8.5

Item 7. Management's Discussion and Analysis of Results of Operations and of Financial Conditions

General

For more than 90 years, C. R. Bard, Inc. has committed its resources to creating innovative solutions to meet the needs of both health care providers and their patients. The company is a global leader in the development, manufacture and supply of products and services to the health care industry. Bard addresses the health care opportunity through disease state management - an approach that expands the focus from products and technologies to the underlying clinical condition, thereby positioning the company as an indispensable partner to the deliverers of health care. Bard is committed to developing leadership franchises within the disease states and using these strategic positions to leverage the company's growth.

After a significant divestiture and restructuring program, Bard has demonstrated improved growth and profitability trends in 1999.

Summary Results

Bard reported 1999 net sales of $1,036.5 million, up 7% over 1998 net sales of ongoing products of $968.9 million. The company demonstrated substantial sales growth in each of its four product groups: vascular, urology, oncology and surgery. Bard reported net income of $118.1 million or $2.28 of diluted earnings per share in 1999 compared with net income of $252.3 million or $4.51 of diluted earnings per share in 1998. Both years' earnings include one-time items. Without these one-time items, diluted earnings per share was $2.27 in 1999 and $1.76 in 1998, a 29% increase. Net of one-time items, Bard also significantly increased its margin of net income to net sales to 11.3% from 8.4% in 1998.

Results of Operations - 1999 vs. 1998

Net sales for 1999 totaled $1,036.5 million. Bard reported net sales for 1998 of $1,164.7 million, which included sales from products which were divested during that year. On an ongoing product basis, 1999 net sales represent a 7% increase over 1998 net sales of $968.9 million. Price reductions and the impact of a stronger dollar had the effect of reducing 1999 net sales by 1.1% and 0.4%, respectively.

Sales of vascular products increased 8% in 1999 to $226.2 million. The electrophysiology and peripheral technology franchises continued to show strong worldwide growth. IMPRA graft sales also displayed healthy growth in 1999.

Urology product group sales increased 4% in 1999 to $353.6 million. Basic drainage products experienced double-digit growth, fueled by outstanding sales of the Infection Control Foley catheter.

Sales of oncology products increased 12% in 1999 to $238.0 million. Specialty access products demonstrated balanced growth worldwide, while interventional products showed particularly strong growth internationally.

Sales of surgery products grew 11% in 1999 to $164.5 million, paced by the mesh product line, used primarily in hernia repair.

The product group areas discussed above represent substantially all of Bard's ongoing product sales.

Net sales by product group for the last three years (in thousands) are:
	1999	1998	1997
Vascular	$ 226,200	$ 209,000	$ 198,000
Urology	353,600	339,800	323,400
Oncology	238,000	213,100	199,100
Surgery	164,500	148,400	134,800
Other ongoing products	54,200	58,600	58,200
Total ongoing products	1,036,500	968,900	913,500
Divested products	---	195,800	300,000
Net sales	$1,036,500	$1,164,700	$1,213,500

Net sales in the U. S. of ongoing products rose 7% to $736.7 million. The oncology and surgery products provided the best growth.

Net sales of ongoing products outside the U.S. also increased 7% to $299.8 million, with growth demonstrated by vascular and oncology products. For the year, a stronger dollar had the impact of reducing these sales by 1%.

Bard markets its products through direct selling organizations and selected distributors throughout the world. The geographic breakdown of net sales of ongoing products for each of the last three years is proportioned as follows: United States - 71%, Europe - 19%, Japan - 5% and Other - 5%.

Despite continued pricing pressure, cost of goods sold as a percent of net sales declined from 47.6% in 1998 to 44.6% in 1999. These improved results are due to the company's ongoing manufacturing restructuring programs and the divestitures of the lower-margin cardiology businesses.

Marketing, selling and administrative expense declined 13% in 1999. As a percent of sales, these expenses declined to 31.9% from 32.6% in 1998. This reduction was attributed to the cardiology divestitures and improved efficiency in the company's sales and administration efforts. Reported research and development expense declined 26%, due to the impact of the cardiology divestitures; however, research and development spending on non-divested businesses increased in 1999.

Interest expense declined 27% in 1999 due to lower average debt levels and improved operating cash flow.

Please refer to Note 9, Other (Income) Expense, Net, of the Notes to Consolidated Financial Statements on page II-24 in this report for a summary of items in this category in the last three years. Included in 1999 is a pretax charge of $8.4 million for the writedown of impaired assets and $2.1 million of interest income.

The company recorded one-time gains in both 1999 and 1998 related to the dispositions of its cardiology product lines. A pretax gain of $9.2 million was recorded in the fourth quarter of 1999 and a pretax gain of $329.2 million was recorded in the fourth quarter of 1998. Please refer to Note 2, Acquisitions and Dispositions, of the Notes to Consolidated Financial Statements on page II-16 for additional disclosure.

The effective tax rate was 31.9% in 1999 and 45.7% in 1998. The 1998 effective tax rate includes the impact of the gain from the disposition of the cardiology businesses, which was taxed at an effective rate of approximately 50%.

Net Income

In 1999, Bard reported net income of $118.1 million or diluted earnings per share of $2.28. Excluding the impact of the after-tax gain on the sale of the cardiopulmonary business of $0.12 and the after-tax impact of the fourth quarter writedown of impaired assets of ($0.11), diluted earnings per share was $2.27.

In 1998, Bard reported net income of $252.3 million or diluted earnings per share of $4.51. Excluding the impact of the after-tax gain on the sale of the cardiology businesses of $2.93, the net after-tax loss from one-time items of ($0.13) and the after-tax impact of the Year 2000 costs of ($0.05), diluted earnings per share was $1.76.

In 1997, Bard reported net income of $72.3 million or diluted earnings per share of $1.26. Excluding the net after-tax loss from one-time items of ($0.38) and the after-tax impact of the Year 2000 costs of ($0.03), diluted earnings per share was $1.67.

Results of Operations - 1998 vs. 1997

Net sales for 1998 totaled $1,164.7 million, which represents a 4% decline from the prior year mostly due to the 1998 divestiture of the cardiology businesses. Full year net sales of ongoing products were $968.9 million, an increase of 6% over comparable 1997 results. Price reductions and the impact of a stronger dollar had the effect of reducing 1998 reported net sales by 2% and 1%, respectively.

Sales of vascular products rose 6% in 1998. Peripheral technology and electrophysiology devices showed strong worldwide growth.

Urology product sales grew 5% in 1998. The Infection Control Foley catheter and the brachytherapy business provided the majority of the growth in this area.

Sales of oncology products increased 7% in 1998. Specialty access devices showed good growth particularly in international markets.

Sales of surgery products grew 10% in 1998, propelled by high worldwide growth of mesh products, used primarily for hernia repair.

Net sales in the U.S. of ongoing products rose 5% to $687.9 million. The vascular and surgery products provided the best growth.

Net sales of ongoing products outside the U.S. increased 8% to $281.0 million with growth demonstrated by urology, oncology and surgery products.

Global pricing pressures together with the additional expenditures related to Bard's ongoing manufacturing restructuring effort increased cost of goods sold as a percent of net sales to 47.6% in 1998 from 47.2% in 1997.

Marketing, selling and administrative expense declined 3% in 1998. As a percent of net sales, these expenses increased due to the effect of several one-time items such as Year 2000 functionality expenditures. Reported research and development expense declined 15% in 1998 as a result of the sale of the cardiology businesses, while Bard's spending on its ongoing products was consistent with the prior year.

Interest expense declined 20% in 1998 due primarily to Bard's decision to utilize a portion of the proceeds from the sale of the cardiology businesses to repay short-term debt.

Other (income) expense, net, in 1998 included a net gain of $48.6 million from the settlement of various patent infringement and legal claims, a charge of $34.1 million for the writedown of assets primarily associated with divested businesses and a charge of $6.4 million related to acquired research and development.

In 1998, the company divested several cardiology product lines. These transactions closed in the fourth quarter of 1998 and the company recorded a pretax gain of $329.2 million.

The effective tax rate was 45.7% in 1998 and 31.1% in 1997. The increase in 1998 was largely the result of the sale of the cardiology businesses.

Net Income

In 1998, net income increased to $252.3 million including a gain on the sale of the cardiology businesses and other one-time items as described earlier in this review.

Year 2000 Functionality

Bard did not experience any significant internal business disruptions as a result of the calendar change to the Year 2000 functionality. To date Bard has not observed any significant disruptions at either its major customers or vendors.

The company has reviewed fourth quarter 1999 sales activity and believes that there was no significant customer stocking activity related to Year 2000 preparations. The company does not believe that it will experience significant return activity or lower 2000 sales as a result of Year 2000 activities.

The company's marketing, selling and administrative expense included $3.3 million for IT-related Year 2000 expenditures in 1999, $4.7 million in 1998 and $2.8 million in 1997. The company anticipates that it will spend approximately $800,000 in 2000 for final system tests and retrofitting. These incremental costs do not include existing internal resources allocated to Year 2000 project efforts.

Financial Condition and Liquidity

Bard's financial condition remains strong. Total debt was $288.7 million at December 31, 1999, up from $162.0 million at December 31, 1998. This increase was primarily the result of acquisitions of products and technologies, repurchases of common stock and additions to cash at year-end to address the risk of Year 2000-related liquidity constraints. Total debt to total capitalization was 33.5% at December 31, 1999, compared to 22.2% at December 31, 1998, while net debt, or debt less cash and short-term investments to total capitalization was 25.1% at December 31, 1999, compared to 17.4% at December 31, 1998. Shareholders' investment was impacted in 1999 by the repurchase of $82.7 million of common stock.

The company has a $300 million syndicated, committed credit facility with a group of 12 banks. The company made no borrowings under this credit facility in 1999. The facility expires May 31, 2000. This facility supports a commercial paper program of $300 million. The company borrows actively under this program.

In addition to the $300 million committed credit facility, Bard maintains uncommitted credit lines with banks for short-term cash needs and these lines were used as needed during the last three years. At December 31, 1999, the unused uncommitted lines of credit totaled $131.5 million.

Cash provided from operations continued to be the company's primary source of funds to finance operating needs, capital expenditures and dividend payments. The company believes it could borrow adequate funds at competitive terms and rates, should it be necessary. This overall financial strength gives Bard sufficient financing flexibility.

Total cash outlays made for the purchase of businesses, patents, trademarks, purchase rights, and other related items were approximately $48 million in 1999, $50 million in 1998, and $23 million in 1997. The majority of these investments were for intangible assets, reflecting the premium over book value for these purchases. The majority of the cash outlays were financed with additional debt, with the balance coming from cash from operations.

Periodically, the company purchases its common stock in the open market to replace shares issued under various employee stock plans. In connection with the announced sale of the cardiology businesses, the Board of Directors in July of 1998 authorized the purchase from time to time of up to 10 million shares of common stock. Total shares purchased were 1,629,600 in 1999; 6,295,200 in 1998; and 955,200 in 1997.

Foreign Currency Risk

The company periodically enters into foreign exchange contracts and options to reduce its exposure to fluctuations in currency values. Contracts have been exclusively for the forward purchase of, and options in, currencies in which the company has known or anticipated payments. Monetary assets of the company held in foreign currencies have relatively short maturities and are denominated in currencies that have not experienced wide short-term fluctuations in their equivalent U.S. dollar values. Please refer to Note 4, Short-Term Borrowings and Long-Term Debt, of the Notes to Consolidated Financial Statements on page II-18 of this report for current details of the company's foreign exchange contracts.

On January 1, 1999, the eleven member countries of the European Union began the transition to a common currency, the "Euro." These participating countries expect the Euro transition to be completed by July 2002.

The company is currently evaluating potential Euro-related issues including: pricing/marketing strategy, conversion of computer systems, existing contracts and currency risk in the participating countries. At the present time, management does not believe the Euro conversion will have a materially adverse impact on our business.

Legal Proceedings

For a discussion of pending legal proceedings and related matters, please see Note 5, Commitments and Contingencies, of the Notes to Consolidated Financial Statements on page II-19.

Acquisitions and Dispositions

For information on the company's acquisitions and dispositions of businesses, please see Note 2, Acquisitions and Dispositions, of the Notes to Consolidated Financial Statements on page II-16.

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained herein or in other company documents and certain statements that may be made by management of the company orally, including statements regarding the use of net proceeds from the sale of the company's cardiology businesses, statements regarding cost savings from restructuring and statements regarding the company's future performance, may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Because actual results are affected by risks and uncertainties, the company cautions investors that actual results may differ materially from those expressed or implied. Factors that could cause the actual results to differ materially from expected and historical results include, but are not limited to: health care industry consolidation resulting in customer demands for price concessions and contracts that are more complex and have longer terms; competitive factors, including competitors' attempts to gain market share through aggressive marketing programs, the development of new products or technologies by competitors and technological obsolescence; reduction in medical procedures performed in a cost-conscious environment; the lengthy approval time by the FDA or other government authorities to clear medical devices for commercial release; unanticipated product failures; legislative or administrative reforms to the U.S. Medicare and Medicaid systems or other non-U.S. reimbursement systems in a manner that would significantly reduce reimbursements for procedures using the company's medical devices; the acquisition of key patents by competitors that would have the effect of excluding the company from new market segments; the uncertainty of whether increased research and development expenditures will result in increased sales; unpredictability of existing and future litigation including litigation regarding product liability and intellectual property; government actions or investigations affecting the industry in general or the company in particular; future difficulties obtaining product liability insurance on reasonable terms; efficacy or safety concerns with respect to marketed products, whether scientifically justified or not, that may lead to product recalls, withdrawals or declining sales; uncertainty related to tax appeals and litigation; future difficulties obtaining necessary components used in the company's products and/or price increases from the company's suppliers of critical components; economic factors over which the company has no control, including changes in inflation, foreign currency exchange rates and interest rates; other factors over which the company has no control, including earthquakes, floods, fires and explosions; risks associated with maintaining and expanding international operations; and the risk that the company may not achieve manufacturing or administrative efficiencies as a result of the company's restructuring, the integration of acquired businesses or divestitures.

Item 8. Financial Statements and Supplementary Data

Report of Independent Public Accountants

We have audited the accompanying consolidated balance sheets of C. R. Bard, Inc. (a New Jersey corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C. R. Bard, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Roseland, New Jersey

January 26, 2000

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(thousands of dollars except per share amounts)

	For the Years Ended December 31,
	1999	1998	1997
Net sales	$1,036,500	$1,164,700	$1,213,500
Costs and expenses:
Cost of goods sold	462,300	554,100	572,800
Marketing, selling and administrative	330,500	379,200	390,500
Research and development	53,800	72,700	85,800
Interest expense	19,300	26,400	32,900
Gain from dispositions of cardiology businesses	(9,200)	(329,200)	---
Other (income) expense, net	6,500	(2,900)	26,600
Total costs and expenses	863,200	700,300	1,108,600
Income before taxes	173,300	464,400	104,900
Income tax provision	55,200	212,100	32,600
Net income	$ 118,100	$ 252,300	$ 72,300
Basic earnings per share	$ 2.31	$ 4.54	$ 1.27
Diluted earnings per share	$ 2.28	$ 4.51	$ 1.26

The accompanying notes to consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

(thousands of dollars except share and per share amounts)

	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Cum. Trans. Adjust.	Unearned Comp.	Total
Balance at December 31, 1996	56,985,983	$ 14,300	$ 77,500	$506,700	$ 8,000	$ (5,000)	$601,500
Net income				72,300			72,300
Currency translation adjustments					(46,500)		(46,500)
Comprehensive income							25,800
Cash dividends ($.70 per share)				(40,000)			(40,000)
Treasury stock retired	(955,200)	(300)		(32,300)			(32,600)
Employee stock plans	753,768	100	23,600			(5,300)	18,400
Balance at December 31, 1997	56,784,551	14,100	101,100	506,700	(38,500)	(10,300)	573,100
Net income				252,300			252,300
Currency translation adjustments					15,400		15,400
Comprehensive income							267,700
Cash dividends ($.74 per share)				(41,500)			(41,500)
Treasury stock retired	(6,295,200)	(1,400)		(262,700)			(264,100)
Employee stock plans	1,008,213	200	31,200	(1,200)		2,200	32,400
Balance at December 31, 1998	51,497,564	12,900	132,300	453,600	(23,100)	(8,100)	567,600
Net income				118,100			118,100
Currency translation adjustments					(25,500)		(25,500)
Comprehensive income							92,600
Cash dividends ($.78 per share)				(40,100)			(40,100)
Treasury stock retired	(1,629,600)	(400)		(82,300)			(82,700)
Employee stock plans	913,893	200	21,200	24,200		(8,700)	36,900
Balance at December 31, 1999	50,781,857	$12,700	$153,500	$473,500	$(48,600)	$(16,800)	$574,300

The accompanying notes to consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(thousands of dollars except share and par amounts)
ASSETS	December 31,
Current assets:	1999	1998
Cash	$ 17,300	$ 25,600
Short-term investments	78,600	16,800
Accounts receivable, less reserve of $8,500 and $9,300	212,900	217,800
Inventories	204,000	182,500
Other current assets	16,300	45,800
Total current assets	529,100	488,500
Property, plant and equipment, at cost
Land	10,800	11,000
Buildings and improvements	122,000	121,900
Machinery and equipment	159,800	156,700
	292,600	289,600
Less - accumulated depreciation and amortization	122,900	116,900
Net property, plant and equipment	169,700	172,700
Intangible assets, net of amortization	337,000	358,900
Other assets	90,600	59,700
	$1,126,400	$1,079,800
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$ 130,300	$ 2,000
Accounts payable	54,300	67,400
Accrued compensation and benefits	39,300	41,800
Accrued expenses	96,500	145,600
Federal and foreign income taxes	32,100	46,000
Total current liabilities	352,500	302,800
Long-term debt	158,400	160,000
Other long-term liabilities	41,200	49,400
Commitments and contingencies	- - -	- - -
Shareholders' investment:
Preferred stock, $1 par value, authorized 5,000,000 shares; none issued	- - -	- - -
Common stock, $.25 par value, authorized 300,000,000 shares; issued and outstanding 50,781,857 shares in 1999, 51,497,564 shares in 1998	12,700	12,900
Capital in excess of par value	153,500	132,300
Retained earnings	473,500	453,600
Accumulated other comprehensive income	(48,600)	(23,100)
Unearned compensation	(16,800)	(8,100)
Total shareholders' investment	574,300	567,600
	$1,126,400	$1,079,800

The accompanying notes to consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(thousands of dollars)
	For the Years Ended December 31,
	1999	1998	1997
Cash flows from operating activities:
Net income	$118,100	$252,300	$ 72,300
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation and amortization	49,100	58,700	57,300
Net gain on sales of product lines, net of tax	(6,000)	(149,200)	(13,600)
Deferred income taxes	16,300	(26,300)	(15,900)
Expenses under stock plans	6,000	3,600	2,800
Other noncash items	11,200	31,400	38,200
Changes in assets and liabilities net of acquired businesses:
Accounts receivable	(3,600)	9,200	(7,000)
Inventories	(28,700)	(12,200)	(16,100)
Other assets	23,300	17,500	(18,300)
Current liabilities, excluding debt	(86,300)	27,200	(4,400)
Other long-term liabilities	(8,900)	(4,000)	3,200
Net cash provided by operating activities	90,500	208,200	98,500
Cash flows from investing activities:
Capital expenditures	(26,100)	(43,800)	(32,800)
Net proceeds from sales of product lines	9,000	449,300	29,700
Payments made for purchases of businesses	- - -	(17,500)	(7,200)
Patents, trademarks and other	(47,700)	(32,000)	(15,300)
Net cash provided by (used in) investing activities	(64,800)	356,000	(25,600)
Cash flows from financing activities:
Common stock issued for options and benefit plans	22,500	28,800	15,600
Purchase of common stock	(82,700)	(264,100)	(32,600)
Proceeds from long-term borrowings, net of issuance costs	- - -	- - -	5,600
Principal payments of long-term borrowings	(1,000)	(180,800)	(1,000)
Proceeds from (repayments of) short-term borrowings, net	128,500	(101,000)	(44,900)
Dividends paid	(40,100)	(41,500)	(40,000)
Net cash provided by (used in) financing activities	27,200	(558,600)	(97,300)
Translation adjustment	(1,400)	(800)	(2,800)
Cash and cash equivalents:
Increase (decrease) during the year	51,500	4,800	(27,200)
Balance at January 1	41,200	36,400	63,600
Balance at December 31	$ 92,700	$ 41,200	$ 36,400

The accompanying notes to consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

C. R. Bard, Inc. (the "company@ or ABard@ ) is a leading multinational developer, manufacturer and marketer of health care products. The company markets its products worldwide to hospitals, individual health care professionals, extended care facilities and alternate site facilities. Bard holds strong positions in products used for vascular, urological and oncological diagnosis and intervention. Bard also has a surgical products group.

1. Significant Accounting Policies

Consolidation The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Earnings Per Share ABasic earnings per share@ represents net income divided by the weighted average shares outstanding. ADiluted earnings per share@ represents net income divided by weighted average shares outstanding adjusted for the incremental dilution of outstanding employee stock options and awards. Unless indicated otherwise, per share amounts are calculated on a diluted basis.

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:
	1999	1998	1997
Average common shares outstanding	51,183,473	55,566,453	56,970,849
Incremental common shares issuable: Stock options and awards	698,436	403,620	302,151
Average common shares outstanding assuming dilution	51,881,909	55,970,073	57,273,000

Derivative Instruments In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. FAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. FAS 133 is effective for fiscal years beginning after June 15, 1999 with early adoption permitted. The adoption of FAS 133 would not have had a material impact on Bard's 1999 financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies (continued)

Inventories Inventories are stated at the lower of cost or market. Substantially all domestic inventories are accounted for using the LIFO method of determining costs. All other inventories are accounted for using the FIFO method. Inventories valued under the LIFO method were $138,500,000 in 1999, $123,600,000 in 1998 and $136,800,000 in 1997; under the FIFO method such inventories would have been higher by $8,500,000, $10,900,000 and $14,500,000, respectively. The following is a summary of inventories at December 31:
(thousands of dollars)	1999	1998
Finished goods	$105,600	$ 97,800
Work in process	66,900	52,600
Raw materials	31,500	32,100
Total	$204,000	$182,500

Depreciation Property, plant and equipment are depreciated on a straight-line basis over the useful lives (ranging from 3-40 years) of the various classes of assets.

Short-term Investments Short-term investments that have a maturity of ninety days or less are considered cash equivalents and amounted to $75,400,000 and $15,600,000 as of December 31, 1999 and 1998, respectively. Short-term investments are stated at cost, which approximates their market value.

Intangible Assets Goodwill is amortized using the straight-line method over periods of 15-40 years as appropriate. Other intangible assets are amortized primarily over periods of 2-15 years, as appropriate. The company evaluates its intangibles to assess recoverability from future operations using undiscounted cash flows. Impairment would be recognized in operating results if a permanent diminution in value occurred.

Please refer to Note 9 Other (Income) Expense, Net, for a discussion of the 1999 asset impairment charge.

As of December 31, 1999 and 1998, intangible assets include the following:
(thousands of dollars)	1999	1998
Goodwill	$ 350,300	$ 355,900
Other intangibles (primarily patents)	180,500	167,100
Less accumulated amortization	(193,800)	(164,100)
Intangible assets, net	$ 337,000	$ 358,900

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies (continued)

Federal Income Taxes The company has not provided for federal income taxes on the undistributed earnings of its foreign operations as it is the company's intention to permanently reinvest undistributed earnings (approximately $559,000,000 as of December 31, 1999).

Concentrations of Credit Risk Financial instruments, which potentially subject the company to significant concentrations of credit risk, consist principally of cash investments and trade accounts receivable.

The company maintains cash and cash equivalents, investments, and certain other financial instruments with various major financial institutions. The company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any institution.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. However, a significant amount of trade receivables are with national health care systems in several countries. Although the company does not currently foresee a credit risk associated with these receivables, repayment is dependent upon the financial stability of those countries= national economies.

Use of Estimates The financial statements and related disclosures have been prepared in conformity with generally accepted accounting principles and, accordingly, include amounts based on estimates and judgments of management. Actual results could differ from those estimates.

Reclassifications Certain prior year amounts have been reclassified to conform with the current year presentation.

2. Acquisitions and Dispositions

In 1999 the company completed the sale of its cardiopulmonary business. This disposition, which resulted in a pretax gain of $9,200,000 ($.12 per share after tax), was part of a series of strategic dispositions of cardiology businesses announced in 1998. The company expects to settle in 2000 all remaining issues related to the 1998 sale of the Cath Lab Business, which is not expected to have an adverse effect on the company.

Also in 1999, the company entered into an exclusive agreement with Endologix, Inc., a California-based company that has developed an endoluminal graft (ELG) used for the minimally invasive treatment of abdominal aortic aneurysms. The agreement gives Bard exclusive distribution rights to Endologix ELG in Europe and Australia and an exclusive and irrevocable option to acquire all of the capital stock of Endologix, Inc. before the end of 2000 at a preset price.

In 1998 the company reported a pretax gain of $329,200,000 ($3.03 per share after tax) on the disposition of its cardiology businesses and a pretax loss of $17,500,000 ($.18 per share after tax) on the sale of several other product lines (including the loss on the sale of the Diagnostic Sciences Division).

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Acquisitions and Dispositions (continued)

The 1997 financial results included the sale of two product lines that resulted in a pretax gain of $22,700,000 ($.23 per share after tax).

3. Income Tax Expense

Income tax expense consists of the following:
(thousands of dollars)	1999	1998	1997
Currently payable:
Federal	$ 22,200	$205,200	$ 36,300
Foreign	11,300	10,700	6,600
State	5,400	22,500	5,600
	38,900	238,400	48,500
Deferred:
Federal	16,400	(29,800)	(15,200)
Foreign	(600)	2,800	1,000
State	500	700	(1,700)
	16,300	(26,300)	(15,900)
Total	$ 55,200	$212,100	$ 32,600

Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates, applicable to future years, to differences between the financial reporting and the tax basis of assets and liabilities. At December 31, 1999, the company's net deferred tax assets amounted to approximately $33,800,000, which are recorded in other current assets and other assets. This amount principally comprises the tax effects of the differences between tax and financial accounting treatment of employee benefits of $10,500,000, accrued expenses and other temporary differences of $29,800,000, offset by the effect of accelerated depreciation of $6,500,000.

The following is a reconciliation between the effective tax rates and the statutory rates, excluding the impact of the gain from the disposition of the cardiology businesses in 1998 which was taxed at approximately a 50% rate:
	1999	1998	1997
U.S. federal statutory rate	35%	35%	35%
State income taxes net of federal income tax benefits	3	3	3
Operations taxed at less than the U.S. statutory rate	(8)	(8)	(10)
Other, net	2	5	3
Effective tax rate	32%	35%	31%

Cash payments for income taxes were $52,500,000, $183,100,000 and $29,400,000 in 1999, 1998 and 1997, respectively.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Short-Term Borrowings and Long-Term Debt

The company maintains uncommitted lines of credit, a commercial paper program and a committed credit facility that supports the company's commercial paper program. The committed facility can also be used for other corporate purposes. Total short-term borrowings amounted to $129,400,000 and $900,000 at December 31, 1999 and 1998, respectively. The maximum amount of short-term borrowings outstanding during 1999 was approximately $129,400,000 with an average outstanding balance of $90,200,000 and an effective interest rate of 5.47%.

At December 31, 1999, the company had short-term uncommitted borrowings of $9,900,000 and available unused lines under its uncommitted lines of credit of $131,500,000. $119,500,000 in commercial paper was outstanding at December 31, 1999. The company maintains a $300,000,000 committed line of credit with 12 banks through which the company can borrow at rates slightly above LIBOR through May 2000. The company had no borrowings under the committed lines of credit at December 31, 1999.

The following is a summary of long-term debt:
(thousands of dollars)	1999	1998
6.70% notes due 2026	$ 149,900	$ 149,900
7.80% mortgage loan	4,200	5,800
Other long-term debt	5,200	5,400
	159,300	161,100
Less: amounts classified as current:	900	1,100
Total	$ 158,400	$ 160,000

The 6.70% notes due 2026 may be redeemed at the option of the note holder on December 1, 2006, at a redemption price equal to the principal amount. The market value of the notes approximates $138,200,000 at December 31, 1999. Interest expense in 1999, 1998 and 1997 approximated the cash outlay in each year. At December 31, 1999, the aggregate maturities of long-term debt were as follows: 2000 - $900,000; 2001 - $900,000; 2002 - $900,000; 2003 - $900,000; 2004 - $4,200,000; 2005 and thereafter - $151,500,000.

Certain of the company=s debt agreements contain restrictions that, among other things, require the maintenance of minimum net worth and operating cash flow levels, limit the amount of debt that the company may have outstanding and contain a material adverse change clause.

Under three deposit loan agreements with a bank, $50,000,000 has been borrowed at floating rates (6.76% on average at December 31, 1999) with various maturity dates from December 2002 through June 2005. At maturity, the loans are to be repaid through matured certificates of deposit held by the

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Short-Term Borrowings and Long-Term Debt (continued)

company at the same bank. Because the company has the right of offset under these agreements and it is the company's intention to present these certificates of deposit for repayment of these loans at their maturity, the borrowings have been offset against these certificates of deposit in the accompanying consolidated balance sheet at December 31, 1999 and 1998. The related interest income has been offset against the interest expense.

The company enters into foreign exchange forward contracts and options to help reduce the exposure to fluctuations between certain currencies. At December 31, 1999 there were forward contracts outstanding with a notional amount of approximately $600,000. These contracts do not create earnings volatility because gains and losses associated with exchange rate movements are generally offset by movements in the underlying hedged item. At December 31, 1998, there were no forward contracts or options outstanding.

5. Commitments and Contingencies

The company is subject to various legal proceedings and claims, including product liability and patent matters and disputes on agreements that arise in the ordinary course of business. The company believes that these legal matters will likely be disposed of over an extended period of time and should not have a material adverse impact on the company's consolidated financial position or results of operations.

The company is committed under noncancelable operating leases involving certain facilities and equipment. The minimum annual rentals under the terms of these leases are as follows: 2000 - $16,100,000; 2001 - $13,700,000; 2002 - $11,500,000; 2003 - $10,300,000; 2004 - $8,500,000 and thereafter - $7,900,000. Total rental expense for all leases approximated $19,600,000 in 1999, $20,100,000 in 1998 and $21,000,000 in 1997.

6. Stock Rights

In October 1995 the company's Board of Directors declared a dividend distribution of one Common Share Purchase Right (the "Rights") for each outstanding share of Bard common stock. These Rights, which will expire in October 2005, trade with the company=s common stock. Such Rights are not presently exercisable and have no voting power. In the event a person acquires 20% or more, or makes a tender or exchange offer for 30% or more of Bard's common stock, the Rights detach from the common stock and become exercisable and entitle a holder to buy one share of common stock at $120.00 (adjustable to prevent dilution).

If, after the Rights become exercisable, Bard is acquired or merged, each Right will entitle its holder to purchase $240 market value of the surviving company's stock for $120, based upon the current exercise price of the Rights. The company may redeem the Rights, at its option, at $.05 per Right, prior to a public announcement that any person has acquired beneficial ownership of at least 20% of Bard=s common stock. These Rights are designed primarily to encourage anyone interested in acquiring Bard to negotiate with the Board of Directors. There are 60 million shares of common stock reserved for issuance upon exercise of the Rights.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Shareholders' Investment

The company has stock option, stock purchase, stock award and restricted stock plans under which certain directors, officers and employees may receive awards. At December 31, 1999, approximately 1,300,000 shares were reserved for issuance under these plans.

Stock Option Plan

Under the company=s stock option plans, options have been granted to certain directors, officers and employees at prices equal to the market value of the shares at the date of grant and become exercisable over a four- to nine-year period. Certain option grants in 1997 and all option grants in 1999 have acceleration features based upon performance criteria. During 1999, the company awarded approximately 661,500 performance-accelerated stock options at a price equal to the market value of the shares at the date of grant. These performance-accelerated stock options become exercisable on their ninth anniversary after the date of grant or on an accelerated basis when the company reaches the performance criteria.

The following tables summarize information about stock option activity and amounts:
	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding December 31, 1996 (1,905,876 exercisable)	3,505,055	$26.31
Granted	1,024,948	$37.04	$11.75
Exercised	(714,097)	$22.80
Canceled	(155,564)	$29.70
Options outstanding December 31, 1997 (1,769,062 exercisable)	3,660,342	$29.83
Granted	754,762	$40.19	$12.05
Exercised	(872,442)	$27.46
Canceled	(189,317)	$34.36
Options outstanding December 31, 1998 (1,905,996 exercisable)	3,353,345	$32.55
Granted	1,432,212	$49.74	$15.03
Exercised	(704,233)	$30.65
Canceled	(144,510)	$32.20
Options outstanding December 31, 1999 (2,271,744 exercisable)	3,936,814	$39.13

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Shareholders' Investment (continued)
Range of Exercise Prices	Number Outstanding at 12/31/99	Weighed Average Remaining Life	Weighted Average Exercise Price	Number Exercisable at 12/31/99	Weighed Average Exercise Price
$10 to 30	877,513	3.7	$25.72	871,763	$25.70
$30 to 35	393,787	5.8	$32.85	298,422	$32.84
$35 to 40	702,734	6.5	$37.11	549,906	$37.10
$40 to 45	553,773	7.8	$40.36	551,373	$40.36
$45 to 50	736,257	9.5	$48.12	280	$48.06
$50 to 75	672,750	9.1	$51.55	0	$ 0.00
$10 to 75	3,936,814	7.0	$39.13	2,271,744	$32.96

In accordance with Statement of Financial Accounting Standards No. 123, AAccounting for Stock-Based Compensation@ (AFAS 123"), the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for pro forma disclosure purposes.

In 1997 the dividend yield was assumed to be 2%, the risk-free interest rate was 6.2%, the expected option life was 6 years and the expected volatility was 26%. In 1998 the dividend yield was assumed to be 2%, the risk-free interest rate was 4.75%, the expected option life was 5.8 years and the expected volatility was 29%. In 1999 the dividend yield rate was assumed to be 2%, the risk-free interest rate was 6.58%, the expected option life was 5.2 years and the expected volatility was 28%.

As permitted by FAS 123, the company has chosen to continue accounting for stock options at their intrinsic value. Accordingly no compensation expense has been recognized for its stock option plans. Had the fair value method of accounting been applied to the company=s stock option plans, the tax affected impact would be as follows:

(thousands of dollars except per share amounts)	1999	1998	1997
Net income as reported	$118,100	$252,300	$ 72,300
Pro forma net income	$111,300	$247,400	$ 69,100
Diluted earnings per share as reported	$ 2.28	$ 4.51	$ 1.26
Pro forma diluted earnings per share	$ 2.15	$ 4.42	$ 1.21

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Shareholders' Investment (continued)

This pro forma impact takes into account only options granted since January 1, 1995 and increases as additional options are granted and amortized ratably over the vesting period.

Stock Purchase Plan

Under the company's management stock purchase plan, management-level employees are granted the right to purchase the company's stock at a discount. Shares are reserved at the date of purchase entitling the participants to dividends and the right to vote their respective shares. Restrictions limit the sale or transfer of these shares during a three-year period from the purchase date. In 1999 employees purchased approximately 122,000 shares at a per share price of $28.43. The company recorded compensation expense related to current and anticipated stock purchases of $1,300,000 and $700,000 for the years ended December 31, 1999 and 1998, respectively. The unamortized portion was $800,000 at December 31, 1999.

Stock Award Plan

Under the company's stock award plans for key employees and directors, shares are granted at no cost to the recipients and distributed in three separate installments. During 1999, awards for approximately 21,400 shares were granted and 20,800 shares were issued. Awards are charged to income over a three-year vesting period. At December 31, 1999, approximately 20,900 awarded shares (aggregate market price at date of grant $958,000) have not been issued.

Restricted Stock Plan

Under the company's restricted stock plan, common stock may be granted at no cost to certain management-level employees. Shares are issued to the participants at the date of grant entitling the participants to dividends and the right to vote their respective shares. Restrictions limit the sale or transfer of these shares during a five-year period from the grant date. During 1999, 1998 and 1997 the company granted approximately 82,000, 95,000 and 51,000 shares, respectively, of restricted stock to eligible employees. The fair value of these restricted shares at the date of grant is amortized to expense ratably over the restriction period. The company recorded compensation expense related to restricted stock of $2,000,000, $2,900,000 and $1,600,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The unamortized portion was $7,000,000, $5,300,000 and $4,900,000 at December 31, 1999, 1998 and 1997 respectively.

Performance-Accelerated Restricted Stock Plan

Under the company's performance-accelerated restricted stock plan, common stock may be granted at no cost to certain officers. Shares are issued to the participants at the date of grant entitling the participants to dividends and the right to vote their respective shares. Restrictions that limit the sale or transfer of these shares expire five years after the company achieves the performance criteria. During 1999 and 1997 the company granted 152,000 and 130,000 shares, respectively, of performance-accelerated restricted stock to eligible employees. The estimated fair value of the perfo rmance-accelerated restricted shares is adjusted and amortized to expense ratably over the restriction period. The company recorded compensation expense related to performance-accelerated restricted stock of $1,900,000, $2,200,000 and $400,000 in 1999, 1998 and 1997, respectively. The unamortized portion was $9,000,000, $2,800,000, and $5,400,000 at December 31, 1999, 1998 and 1997, respectively. As of December 31, 1999, 152,000 shares continued to be subject to performance restrictions.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Postretirement Benefits

The company has defined benefit pension plans that cover substantially all domestic and certain foreign employees. These plans provide benefits based upon a participant's compensation and years of service. In addition, the company has a defined contribution plan covering substantially all domestic employees and a supplemental defined contribution plan for certain officers and key employees. The amounts charged to income for these plans amounted to $10,900,000 in 1999; $13,500,000 in 1998 and $14,100,000 in 1997.

The following tables set forth information relative to the company's defined benefit plans:
(thousands of dollars)	1999	1998
CHANGE IN PROJECTED BENEFIT OBLIGATION AS OF SEPTEMBER 30:
Projected benefit obligation as of previous year	$137,100	$127,100
Service cost	7,000	8,300
Interest cost	8,000	8,800
Curtailment	- - -	(1,400)
Special termination benefits	- - -	3,900
Divestitures	(13,700)	(10,300)
Actuarial (gain)/loss	3,700	10,200
Benefits paid	(18,900)	(10,600)
Other	(200)	1,100
Projected benefit obligation as of current year	$123,000	$137,100
CHANGE IN PLAN ASSETS AS OF SEPTEMBER 30:	1999	1998
Fair value as of previous year	$129,100	$123,200
Actual return	17,600	4,800
Company contribution	12,600	21,000
Divestitures	(13,700)	(10,800)
Benefits paid	(18,900)	(10,600)
Other	(100)	1,500
Fair value as of current year	$126,600	$129,100
FUNDED STATUS AS OF DECEMBER 31:	1999	1998
As of current year end	$ 3,600	$ (8,000)
Unrecognized net (gain)/loss	2,700	9,100
Unrecognized prior service cost	3,000	3,500
Unrecognized net transition (asset) obligation	(600)	(700)
Prepaid (accrued) pension obligation	$ 8,700	$ 3,900

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Postretirement Benefits (continued)

Pension costs related to the defined benefit pension plans for the years ended December 31, 1999, 1998 and 1997 are as follows:
(thousands of dollars)	1999	1998	1997
Service cost	$ 7,000	$ 8,300	$ 8,000
Interest cost	8,000	8,800	8,100
Expected return on plan assets	(9,300)	(9,000)	(7,500)
Other	2,100	800	800
Net periodic pension cost	$ 7,800	$ 8,900	$ 9,400

Weighted Average Assumptions:	1999	1998	1997
Discount rate	7.13%	6.48%	7.34%
Expected return on plan assets	8.93%	8.94%	8.91%
Rate of compensation increase	4.86%	4.22%	5.15%

The company does not provide postretirement health care benefits and life insurance coverage except to a limited number of former employees. The amounts charged to income for this plan were approximately $700,000 in 1999, $720,000 in 1998 and $550,000 in 1997. The accumulated postretirement benefit obligation included in other long-term liabilities amounted to $10,600,000 and $11,000,000 for the years ended December 31, 1999 and December 31, 1998, respectively.

Actuarial assumptions included a discount rate of 7.25% and an ultimate health care cost trend rate of 5%. The effect of a 1% annual increase in the assumed cost trend rate would increase the accumulated postretirement benefit obligation at December 31, 1999 by $980,000 and postretirement benefit cost by $64,000.

9. Other (Income) Expense, Net

During 1997, the company initiated a plan to restructure its global manufacturing operations. This plan resulted in a charge of $44,100,000 exclusive of certain period costs that are expensed as incurred. In connection with the disposition of the company's cardiology businesses in 1998, certain changes were made to the company's restructuring plan. As a result of the changes, a net additional charge of $3,200,000 was recorded. As of December 31, 1999, seven facilities have been shut down. These restructuring plans have impacted approximately 1,000 positions worldwide. The majority of the restructuring activities have been completed; however, there are still certain activities and final payments to be completed in 2000. At December 31, 1999, the reserve balance relating to these restructuring plans amounted to $8,600,000 primarily comprising severance costs associated with a facility that has not been closed.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Other (Income) Expense, Net (continued)

Since the implementation of these restructuring plans, the restructuring accruals have decreased by $38,700,000 due to cash expenditures of approximately $17,400,000, primarily for severance, related personnel benefits and facility closure costs and noncash charges of approximately $21,300,000 to reduce the carrying value of certain assets related to manufacturing operations.

During 1999, the company recorded a charge of $9,700,000 related to investments made in several ventures that are no longer deemed to be financially viable. The net after-tax effect of this charge amounted to $6,300,000 ($.12 per share after tax).

Other income and expense for 1998 includes a net gain of $48,600,000 from the settlement of patent infringement claims netted by other legal and patent settlements. Also included is a charge of $34,100,000 for the writedown of several businesses and investments (including the loss on the sale of the Diagnostic Sciences Division), a charge of $6,400,000 related to acquired R&D and a charge of $10,100,000 related to other items including a charge related to the retiring of $60 million of long-term debt. The net after-tax effect of these items and the 1998 restructuring charge discussed above amounted to an after-tax loss of $7,100,000 ($.13 per share after tax).

In addition to the manufacturing restructuring reserve noted above, other income and expense for 1997 includes a gain of $24,500,000 principally from the sale of several product lines, a charge for the impairment of certain investments and intangible assets of $8,500,000 and the settlement of a legal claim of $2,000,000. The net after-tax effect of these items amounted to a loss of $21,700,000 ($.38 per share after tax).

Other (income) expense, net in the Statements of Consolidated Income is summarized as follows:
(thousands of dollars)	1999	1998	1997
Interest income	$ (2,100)	$ (6,000)	$ (3,500)
Foreign exchange (gains) losses	(900)	(2,100)	- - -
Legal and patent settlements, net	- - -	(48,600)	2,000
Asset writedown	9,700	34,100	8,500
Restructuring	- - -	3,200	44,100
Gains from sale of product lines and other	- - -	- - -	(24,500)
Acquired R&D	- - -	6,400	- - -
Other, net	(200)	10,100	- - -
Total	$ 6,500	$ (2,900)	$ 26,600

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
(thousands of dollars)	1999	1998	1997
Sales:
Vascular	$ 226,200	$ 209,000	$ 198,000
Urology	353,600	339,800	323,400
Oncology	238,000	213,100	199,100
Surgery	164,500	148,400	134,800
Other ongoing products	54,200	58,600	58,200
Total ongoing products	1,036,500	968,900	913,500
Divested products	0	195,800	300,000
Net sales	$1,036,500	$1,164,700	$1,213,500
Income before taxes	$ 173,300	$ 464,400	$ 104,900
Total Assets	$1,126,400	$1,079,800	$1,279,300
Capital Expenditures	$ 26,100	$ 43,800	$ 32,800
Depreciation and Amortization	$ 49,100	$ 58,700	$ 57,300

The following table presents sales of ongoing products by geography based on the location of the external customer:
(thousands of dollars)	1999	1998	1997
United States	$ 736,700	$ 687,900	$ 652,600
Europe	193,400	182,700	171,300
Japan	49,300	50,300	42,900
Rest of World	57,100	48,000	46,700
Total	$1,036,500	$ 968,900	$ 913,500

The following table presents identifiable assets by geography:
(thousands of dollars)	1999	1998	1997
United States	$ 808,400	$ 767,000	$ 844,700
Europe	241,100	224,100	332,600
Japan	300	3,900	18,100
Rest of World	76,600	84,800	83,900
Total	$1,126,400	$1,079,800	$1,279,300

QUARTERLY FINANCIAL DATA

C. R. BARD, INC. AND SUBSIDIARIES
	1999
(thousands of dollars except per share amounts)	1st	2nd	3rd	4th	Year
Net sales	$ 248,500	$ 257,800	$ 259,500	$ 270,700	$1,036,500
Cost of goods sold	109,400	114,500	116,200	122,200	462,300
Income before taxes	39,900	41,400	43,900	48,100	173,300
Net income	26,600	28,200	30,100	33,200	118,100
Per share information:
Basic earnings per share	$ .52	$ .55	$ .59	$ .65	$ 2.31
Diluted earnings per share	$ .51	$ .55	$ .58	$ .64	$ 2.28

Note: The fourth quarter included a gain of $9,200 ($.12 per share after tax) for the sale of the company's cardiopulmonary business and a charge of $8,400 ($.11 per share after tax) for asset impairments.

	1998
(thousands of dollars except per share amounts)	1st	2nd	3rd	4th	Year
Net sales	$ 296,300	$ 300,600	$ 298,500	$ 269,300	$1,164,700
Cost of goods sold	140,900	144,600	144,900	123,700	554,100
Income before taxes	36,300	62,200	34,100	331,800	464,400
Net income	24,900	40,200	23,500	163,700	252,300
Per share information:
Basic earnings per share	$ .44	$ .71	$ .42	$ 3.06	$ 4.54
Diluted earnings per share	$ .44	$ .71	$ .42	$ 3.03	$ 4.51

Note: The second quarter included a net pretax gain of $61,800 ($.65 per share after tax) for legal and patent settlements, a charge of $24,100 ($.25 per share after tax) primarily for discontinued operations and a charge of $6,500 ($.07 per share after tax) for other nonrecurring charges including the cost of retiring $60,000 of long-term debt. The fourth quarter included a gain of $329,200 ($3.03 per share after tax) for the net gain on cardiology dispositions and a net charge of $13,200 ($.15 per share after tax), $10,000 ($.12 per share after tax), $6,400 ($.10 per share after tax) and $6,800 ($.11 per share after tax) related to legal settlements, discontinued businesses, acquired research and development and other nonrecurring charges, respectively.

C. R. BARD, INC. AND SUBSIDIARIES

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

C. R. BARD, INC. AND SUBSIDIARIES

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors of the Registrant

Information with respect to Directors of the company is incorporated herein by reference to the material contained under the heading "Proposal No. 1 - Election of Directors" appearing on pages 1 through 4 of the company's definitive Proxy Statement dated March 10, 2000.

Executive Officers of the Registrant

Information with respect to Executive Officers of the Registrant are on pages I-7 through I-9 of this filing.

Item 11. Executive Compensation

The information contained under the caption "Executive Compensation" appearing on Pages 7 through 19 of the company's definitive Proxy Statement dated March 10, 2000 is incorporated herein by reference.

 Item 12. Security Ownership of Certain Beneficial Owners and Management

The information contained under the captions "Securities Ownership of Certain Beneficial Owners" and "Securities Ownership of Management" on pages 5 and 6 of the company's definitive Proxy Statement dated March 10, 2000 is incorporated herein by reference.

 Item 13. Certain Relationships and Related Transactions

The information contained under the caption "Related Transactions" on page 17 of the company's definitive Proxy Statement dated March 10, 2000 is incorporated herein by reference.

III-1

C. R. BARD, INC. AND SUBSIDIARIES

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) l. Financial Statements and Supplementary Data

Included in Part II Item 8 of this report:
Page
II- 9	Report of Independent Public Accountants.
II-10	Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997.
II-11	Consolidated Statements of Shareholders' Investment for the years ended December 1999, 1998 and 1997
II-12	Consolidated Balance Sheets at December 31, 1999 and 1998.
II-13	Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.
II-14	Notes to Consolidated Financial Statements.
II-27	Quarterly Financial Data.

2. Financial Statement Schedules

Schedules are omitted because they are not applicable, are not required or the information required is included in the financial statements or notes thereto.
No.	Exhibits
3a	Registrant's Restated Certificate of Incorporation, as amended, as of April 17, 1996, filed as Exhibit 3 to the company's September 30, 1996 Form 10-Q is incorporated herein by reference.
3b	Registrant's Bylaws amended as of December 8, 1999 (p. IV-8 ).
4a

Rights Agreement dated as of October 11, 1995 between C. R. Bard, Inc. and First Chicago Trust Company of New York as Rights Agent, filed as Exhibit 1 to the company=s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 12, 1995, is incorporated herein by reference.

4b

Indenture, dated as of December 1, 1996 between C. R. Bard, Inc. and The Chase Manhattan Bank, as trustee, filed as Exhibit 4.1 to the company=s Registration Statement on Form S-3, File No. 333-05997, is incorporated herein by reference.

10*

William H. Longfield Change of Control Agreement, dated as of July 12, 1989, as amended as of July 13, 1994, filed as Exhibit 10b to the company=s 1994 Annual Report on Form 10-K, is incorporated herein by reference.

10a*	Hope Greenfield Change of Control Agreement dated as of March 6, 1996, filed as Exhibit 10d to the company=s 1995 Annual Report on Form 10-K, is incorporated herein by reference.
10b*

E. Robert Ernest Change of Control Agreement, dated as of January 12, 1991, as amended as of July 19, 1994, filed as Exhibit 10f to the company=s 1994 Annual Report on Form 10-K, is incorporated herein by reference.

10c*

C. R. Bard, Inc. Supplemental Executive Retirement Agreement with William H. Longfield effective as of January 12, 1994, filed as Exhibit 10g to the company's 1993 Annual Report on Form 10-K, is incorporated herein by reference.

10d*	C. R. Bard, Inc. 1990 Stock Option Plan, filed as Exhibit 10h to the company's 1993 Annual Report on Form 10-K, is incorporated herein by reference.
10e*	C. R. Bard, Inc. 1989 Employee Stock Appreciation Rights Plan, filed as Exhibit 10i to the company's 1993 Annual Report on Form 10-K, is incorporated herein by reference.
10f*	C. R. Bard, Inc. Agreement and Plans Trust, amended and restated as of February 8, 1989, filed as Exhibit 10j to the company's 1993 Annual Report on Form 10-K, is incorporated herein by reference.
10g*

Forms of Supplemental Insurance/Retirement Plan, Plan I - For new corporate officer when previous agreement as non-officer exists, Plan II - For new corporate officer when no previous agreement exists, filed as Exhibit 10k to the company's 1993 Annual Report on Form 10-K, is incorporated herein by reference.

10h*

Stock Equivalent Plan For Outside Directors of C. R. Bard, Inc., dated as of January 1, 1997, filed as Exhibit 10h to the company's 1999 Annual Report on Form 10-K, is incorporated herein by reference.

10i*

Deferred Compensation Contract Deferral of Directors' Fees, as amended, between C. R. Bard, Inc. and William T. Butler, M.D., Regina E. Herzlinger, and Robert P. Luciano, filed as Exhibit 10m to the company's 1993 Annual Report on Form 10-K, is incorporated herein by reference.

10j*

1988 Directors Stock Award Plan of C. R. Bard, Inc., as amended in April 1998, filed as Exhibit 10ae to the company's 1998 Quarterly Report on Form 10 - Q for the quarter ended March 31, 1998, File No. 1-6926, is incorporated herein by reference.

10k*	C. R. Bard, Inc. Excess Benefit Plan as of July 13, 1988, filed as Exhibit 10o to the company's 1993 Annual Report on Form 10-K, is incorporated herein by reference.
10l*	C. R. Bard, Inc. Supplemental Executive Retirement Plan, dated as of July 13, 1988, filed as Exhibit 10p to the company's 1993 Annual Report on Form 10-K, is incorporated herein by reference.
10m*

C. R. Bard, Inc. 1994 Executive Bonus Plan, filed as Exhibit 10 to the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, File No. 1-6926, is incorporated herein by reference.

10n*	C. R. Bard, Inc. Long Term Performance Incentive Plan effective as of January 1, 1977, filed as Exhibit 10r to the company's 1993 Annual Report on Form 10-K, is incorporated herein by reference.
10o*	Forms of Deferred Compensation Contract Deferral of Discretionary Bonus, filed as Exhibit 10s to the company's 1993 Annual Report on Form 10-K, is incorporated herein by reference.
10p*	Forms of Deferred Compensation Contract Deferral of Salary, filed as Exhibit 10t to the company's 1993 Annual Report on Form10-K, is incorporated herein by reference.
10q*

1993 Long Term Incentive Plan of C. R. Bard, Inc., as amended effective April 15, 1998, filed as Exhibit 10ad to the company's 1998 Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No. 1-6926, is incorporated herein by reference.

10r*	Earle L. Parker Change of Control Agreement, dated as of June 29, 1994, filed as Exhibit 10v to the company's 1994 Annual Report on Form 10-K, is incorporated herein by reference.
10s*	John H. Weiland Change of Control Agreement, dated as of March 11, 1996, filed as Exhibit 10w to the company=s 1995 Annual Report on Form 10-K, is incorporated herein by reference.
10t*	Timothy M. Ring Change of Control Agreement, dated as of March 12, 1996, filed as Exhibit 10y to the company=s 1995 Annual Report on Form 10-K, is incorporated herein by reference.
10u*	Guy J. Jordan Change of Control Agreement , dated as of October 10, 1996, filed as Exhibit 10z to the company=s 1996 Annual Report on Form 10-K, is incorporated herein by reference.
10v*	Charles P. Grom Change of Control Agreement, dated as of December 11, 1996, filed as Exhibit 10aa to the company=s 1996 Annual Report on Form 10-K, is incorporated herein by reference.
10w*	Richard D. Manthei Change of Control Agreement, dated as of February 11, 1998 filed as Exhibit 10ab to the company's 1997 Annual Report on Form 10-K, is incorporated herein by reference.
10x*	Nadia C. Adler Change of Control Agreement, dated as of February 8, 1999, filed as Exhibit 10x to the company's 1998 Annual Report on Form 10-K, is incorporated herein by reference.
10y*	Charles P. Slacik Change of Control Agreement, dated as of January 6, 1999, filed as Exhibit 10y to the company's 1998 Annual Report on Form 10-K, is incorporated herein by reference.
10z*	C. R. Bard, Inc. Management Stock Purchase Plan, amended as of December 8, 1999 (p. IV-16).
10aa*	1998 Employee Stock Purchase Plan (p. IV-18).
10ab*	Retirement Plan for Outside Directors of C. R. Bard, Inc., amended and restated as of September 9, 1992 (p. IV-24).
12.1	Computation in Support of Ratio of Earnings to Fixed Charges (p. IV-30).
21	Subsidiaries of registrant (p. IV-31).
23	Arthur Andersen LLP consent to the incorporation by reference of their report on Form 10-K into previously filed Forms S-8 and S-3 (p. IV-33).
27	Financial data schedule.
99	Indemnity agreement between the company and each of its directors and officers, filed as Exhibit 99 to the company's 1993 Annual Report on Form 10-K, is incorporated herein by reference.

 * Each of these exhibits listed under the number 10 constitutes a management contract or a compensatory plan or arrangement.

All other exhibits are not applicable.

IV-4

C. R. BARD, INC. AND SUBSIDIARIES

(b) Reports on Form 8-K

(b) No reports on Form 8-K were filed by the Registrant during the three months ended December 31, 1999.

IV-5

C. R. BARD, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
C. R. BARD, INC. (Registrant)
	By:	Charles P. Slacik /s/ Charles P. Slacik Senior Vice President and Chief Financial Officer
Date: March 28, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signatures	Title	Date
William H. Longfield /s/	Chairman and	March 28, 2000
William H. Longfield	Chief Executive Officer and Director
(Principal Executive Officer)
Charles P. Slacik /s/	Senior Vice President and	March 28, 2000
Charles P. Slacik	Chief Financial Officer
(Principal Financial Officer)
Charles P. Grom /s/	Vice President and Controller	March 28, 2000
Charles P. Grom	(Principal Accounting Officer)

IV-6

C. R. BARD, INC. AND SUBSIDIARIES
Signatures	Title	Date
Marc C. Breslawsky /s/ Marc C. Breslawsky	Director	March 21, 2000
William T. Butler, M.D. /s/ William T. Butler, M.D.	Director	March 21, 2000
Elaine L. Chao /s/ Elaine L. Chao	Director	March 21, 2000
T. Kevin Dunnigan /s/ T. Kevin Dunnigan	Director	March 21, 2000
Regina E. Herzlinger /s/ Regina E. Herzlinger	Director	March 21, 2000
Robert P. Luciano /s/ Robert P. Luciano	Director	March 21, 2000
Anthony Welters /s/ Anthony Welters	Director	March 21, 2000
Tony L. White /s/ Tony L. White	Director	March 21, 2000

IV - 7