Form 10-Q
period 2000-03-31
BARD C R INC /NJ/
filed 2000-05-15
CIK 9892

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2000

Commission File Number 1-6926

C. R. BARD, INC.

(Exact name of registrant as specified in its charter)

New Jersey	22-1454160
(State of incorporation)	(I.R.S. Employer Identification No.)

730 Central Avenue, Murray Hill, New Jersey 07974

(Address of principal executive offices)

Registrant's telephone number, Including area code:	(908) 277-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at April 30, 2000
Common Stock - $.25 par value	50,471,453

C. R. BARD, INC. AND SUBSIDIARIES

INDEX

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(thousands of dollars except share and par amounts)

	March 30, 2000	December 31, 1999
ASSETS	(Unaudited)
Current Assets:
Cash and short-term investments	$ 52,700	$ 95,900
Accounts receivable, net	196,400	212,900
Inventories	205,300	204,000
Other current assets	17,400	16,300
Total current assets	471,800	529,100
Property, plant and equipment, net	167,400	169,700
Intangible assets, net of amortization	368,300	337,000
Other assets	89,700	90,600
	$1,097,200	$1,126,400
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Short-term borrowings and current maturities of long-term debt	$ 94,900	$ 130,300
Accounts payable	48,600	54,300
Accrued expenses	133,300	135,800
Federal and foreign income taxes	46,100	32,100
Total current liabilities	322,900	352,500
Long-term debt	158,100	158,400
Other long-term liabilities	38,900	41,200
Shareholders' Investment
Preferred stock, $1 par value, authorized 5,000,000 shares; none issued	- - -	- - -
Common stock, $.25 par value, authorized 300,000,000 shares; issued and outstanding 50,462,205 shares and 50,781,857 shares	12,600	12,700
Capital in excess of par value	153,200	153,500
Retained earnings	482,700	473,500
Accumulated other comprehensive income	(54,700)	(48,600)
Unamortized expenses under stock plans	(16,500)	(16,800)
	577,300	574,300
	$1,097,200	$1,126,400

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(thousands of dollars except share and per share amounts)

(Unaudited)

	For The Three Months Ended March 31,
	2000	1999

Net sales	$ 268,500	$ 248,500

Costs and expenses:
Costs of goods sold	120,300	109,400

Marketing, selling and administrative	85,500	80,700

Research and development expense	13,600	13,800

Interest expense	5,300	4,200

Gain from dispositions of cardiology businesses	(15,400)	0

Other (income) expense, net	13,700	500

Total costs and expenses	223,000	208,600

Income before taxes	45,500	39,900

Provision for income taxes	14,000	13,300

Net income	$ 31,500	$ 26,600

Basic earnings per share	$ .62	$ .52

Diluted earnings per share	$ .62	$ .51

Cash dividends per share	$ .20	$ .19

Average common shares outstanding - basic	50,609	51,332

Average common shares outstanding - diluted	51,061	52,040

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

(thousands of dollars except share and per share amounts)

(Unaudited)
Three Months Ended March 31, 2000	Shares	Amount	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income	Unamortized Expenses Under Stock Plan	Total
Balance at December 31, 1999	50,781,857	$ 12,700	$ 153,500	$ 473,500	$ (48,600)	$ (16,800)	$ 574,300
Net income				31,500			31,500
Currency translation adjustments/other					(6,100)		(6,100)
Comprehensive income							25,400
Cash dividends ($.20 per share)				(10,200)			(10,200)
Treasury stock acquired	(420,300)	(100)		(17,700)			(17,800)
Employee stock plans	100,648	---	(300)	5,600	---	300	5,600
Balance at March 31, 2000	50,462,205	$ 12,600	$ 153,200	$ 482,700	$ (54,700)	$ (16,500)	$ 577,300

Three Months Ended March 31, 1999	Shares	Amount	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income	Unamortized Expenses Under Stock Plan	Total
Balance at December 31, 1998	51,497,564	$ 12,900	$ 132,300	$ 453,600	$ (23,100)	$ (8,100)	$ 567,600
Net income				26,600			26,600
Currency translation adjustments/other					(10,000)		(10,000)
Comprehensive income							16,600
Cash dividends ($.19 per share)				(9,800)			(9,800)
Treasury stock acquired	(940,600)	(200)		(49,100)			(49,300)
Employee stock plans	574,628	100	17,400	10,700	---	(9,300)	18,900
Balance at March 31, 1999	51,131,592	$ 12,800	$ 149,700	$ 432,000	$ (33,100)	$ (17,400)	$ 544,000

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(thousands of dollars)

(Unaudited)
	For The Three Months Ended March 31,
	2000	1999
Cash flows from operating activities:
Net income	$ 31,500	$ 26,600

Noncash items and other	15,000	(65,900)

	46,500	(39,300)
Cash flows from investing activities:
Capital expenditures	(4,500)	(6,500)

Other long-term investments, net	(27,500)	(3,200)

	(32,000)	(9,700)
Cash flows from financing activities:
Purchase of common stock	(17,800)	(49,300)

Dividends paid	(10,200)	(9,800)

Other financing activities	(31,500)	113,000

	(59,500)	53,900
Cash and cash equivalents:
Increase (decrease) during the period	(45,000)	4,900

Balance at January 1,	92,700	41,200

Balance at March 31,	$ 47,700	$ 46,100

The accompanying notes to consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial statements contained in this filing have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and have not been audited. However, C. R. Bard, Inc. ("Bard" or the "company") believes that it has included all adjustments to the interim financial statements, consisting only of normal recurring adjustments, that are necessary to present fairly Bard's financial condition and results of operations at the dates and for the periods presented. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements as filed by the company in the 1999Annual Report on Form 10-K.

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

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which is effective for Bard as of January 1, 2001. FAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. FAS 133 requires that changes in the derivative's fair value be recognized in either income or other comprehensive income, depending on the designated purpose of the derivative. The application of FAS 133 would not have had a material effect on the company's March 31, 2000 financial statements.

Use of Estimates

The financial statements and related disclosures have been prepared in conformity with generally accepted accounting principles and, accordingly, include amounts based on estimates and judgments of management. Actual results could differ from those estimates.

Long-Term Debt

In December 1996, the company issued $150,000,000 of 6.70% notes due 2026. These notes may be redeemed at the option of the note holders on December 1, 2006, at a redemption price equal to the principal amount. The market value of these notes approximates $138,600,000 at March 31, 2000.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Acquisitions

In August 1999, the company entered into an exclusive agreement with Endologix, Inc., a California-based company that has developed an endoluminal graft (ELG) used for the minimally invasive treatment of abdominal aortic aneurysms. The agreement gives Bard exclusive distribution rights to Endologix ELG in Europe and Australia and an exclusive and irrevocable option to acquire, for approximately $45 million, all of the company's remaining capital stock before the end of the year 2000. During 1999 Bard paid approximately $34 million primarily for the distribution rights and the option.

During the first quarter of 2000, the company invested in several new products and technologies in the area of hernia repair, specialty access and peripheral technology. In addition, during the first quarter of 2000, the company settled all remaining open issues related to the 1998 dispositions of its cardiology businesses and recorded a gain of $15,400,000 ($.19 diluted per share after-tax).

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

(dollars in thousands)	For the Three Months Ended March 31:
	2000	1999	Percent Change
Net sales:
Vascular	$ 58,500	$ 52,600	11
Urology	89,100	84,900	5
Oncology	60,900	57,100	7
Surgery	44,200	40,200	10
Other products	15,800	13,700	15
Total net sales	$ 268,500	$ 248,500	8

Income before taxes	$ 45,500	$ 39,900

Total assets	$1,097,200	$1,093,300

Capital expenditures	$ 4,500	$ 6,500

Depreciation and amortization	$ 12,200	$ 12,300

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table represents net sales by geography based on the location of the external customer.

(thousands of dollars)	For the Three Months Ended March 31,
	2000	1999
United States	$ 191,900	$ 178,100
Europe	46,900	46,700
Japan	13,900	11,500
Rest of World	15,800	12,200
Total net sales	$ 268,500	$ 248,500

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Consolidated net sales for the first quarter of 2000 of $268,500,000 increased 8 percent from the first quarter of 1999 net sales of $248,500,000. Net sales in the U.S. for the first quarter of 2000 were $191,900,000, an increase of 8 percent from the first quarter of 1999. Net sales in the U.S. for the first quarter of 2000 included sales of Cath Lab components to Medtronic on an OEM basis under a long-term supply agreement entered into during the quarter. International net sales for the first quarter of 2000 were $76,600,000, up 9 percent as compared to net sales for the first quarter of 1999. Total net sales for the quarter was negatively affected by 2 percent due to foreign currency translation, with international net sales being negatively affected by 6 percent.

Vascular sales for the quarter ended March 31, 2000 increased 11 percent as compared to the same period in 1999, mainly due to electrophysiology and peripheral technology product growth. Urological sales for the quarter increased by 5 percent as compared to the same period in 1999, mainly due to growth in infection control catheters. Oncology sales for the quarter increased 7 percent as compared to the same period in 1999 mainly due to specialty access products. Surgical sales for the quarter increased by 10 percent as compared to the same period in 1999, mainly due to soft tissue repair products.

The company's gross profit margin for the quarter ended March 31, 2000 of 55.2 percent declined from the gross profit margin for the quarter March 31, 1999 of 56.0 percent primarily due to the company's OEM agreement with Medtronic.

In the first quarter of 2000, the company settled all remaining open issues related to the 1998 dispositions of its cardiology businesses and recorded a gain of $15,400,000 ($.19 diluted per share after-tax).

Other income and expense for the first quarter of 2000 includes charges of $9,300,000 related to product line acquisitions and $5,400,000 related to legal settlements and research grants, amounting to a total charge of $.18 diluted per share after tax.

During the first quarter of 2000, the company acquired 420,300 of its common shares. During the first quarter of 1999, the company acquired 940,600 of its common shares.

C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Restructuring Charges

The company maintains a reserve account in connection with its previously announced restructuring plans. At March 31, 2000 the reserve balance amounted to $8,400,000. This amount relates primarily to severance costs associated with a facility that has not been closed. There has been substantially no activity during the first quarter of 2000.

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained herein or in other company documents and certain statements that may be made by management of the company orally, statements regarding cost savings from restructuring and statements regarding the company's future performance, may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Because actual results are affected by risks and uncertainties, the company cautions investors that actual results may differ materially from those expressed or implied. Factors that could cause the actual results to differ materially from expected and historical results include, but are not limited to: health care industry consolidation resulting in customer demands for price concessions and contracts that are more complex and have longer terms; competitive factors, including competitors' attempts to gain market share through aggressive marketing programs, the development of new products or technologies by competitors and technological obsolescence; reduction in medical procedures performed in a cost-conscious environment; the lengthy approval time by the FDA or other government authorities to clear medical devices for commercial release; unanticipated product failures; legislative or administrative reforms to the U.S. Medicare and Medicaid systems or other non-U.S. reimbursement systems in a manner that would significantly reduce reimbursements for procedures using the company's medical devices; the acquisition of key patents by competitors that would have the effect of excluding the company from new market segments; the uncertainty of whether increased research and development expenditures will result in increased sales; unpredictability of existing and future litigation including litigation regarding product liability and intellectual property; government actions or investigations affecting the industry in general or the company in particular; future difficulties obtaining product liability insurance on reasonable terms; efficacy or safety concerns with respect to marketed products, whether scientifically justified or not, that may lead to product recalls, withdrawals or declining sales; uncertainty related to tax appeals and litigation; future difficulties obtaining necessary components used in the company's products and/or price increases from the company's suppliers of critical components; economic factors that

C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Cautionary Statement Regarding Forward-Looking Information (continued)

the company has no control over, including changes in inflation, foreign currency exchange rates and interest rates; other factors that the company has no control over, including earthquakes, floods, fires and explosions; risks associated with maintaining and expanding international operations; and the risk that the company may not achieve manufacturing or administrative efficiencies as a result of the company's restructuring, the integration of acquired businesses or divestitures .

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

  The registrant held its Annual Meeting of Shareholders on April 19, 2000.

  Proxies for the meeting were solicited pursuant to Regulation 14; there was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement and all such nominees were elected. The results of voting for the three Class I Directors elected for a term of three years to serve until the 2003 Annual Meeting were as follows:

Marc C. Breslawsky	For	43,271,606
	Withheld	511,158
William T. Butler, M.D.	For	43,270,117
	Withheld	512,647
Elaine L. Chao	For	43,252,358
	Withheld	530,406

  Briefly described below are each other matter voted upon at the Annual Meeting and the number of affirmative votes, negative votes and abstentions and broker nonvotes with respect to each matter.

(I) Ratification for appointment of Arthur Andersen LLP as independent public accountants for the year 2000.

For	43,620,628
Against	35,785
Abstain and Broker Nonvotes	126,351

C. R. BARD, INC. AND SUBSIDIARIES

Item 6. Exhibits and Reports on Form 8-K

  Reports on Form 8-K -

  There were no reports on Form 8-K filed during the first quarter ended

  March 31, 2000.

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

Date: May 12, 2000