Form 10-K/A
period 1999-12-31
BARD C R INC /NJ/
filed 2000-06-28
CIK 9892

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $2,007,837,851 based on the closing price of stock traded on the New York Stock Exchange on February 29, 2000. As of February 29, 2000, there were 50,831,338 shares of Common Stock, $ .25 par value per share, outstanding.

The company's definitive Proxy Statement dated March 10, 2000 has been incorporated by reference with respect to certain information contained therein in Part III and Part IV of this Form 10-K.

The exhibit index is located in Part IV, Item 14, Page IV-1.

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on form 10-K for the year ended December 31, 1999 as set forth in the pages attached hereto.

Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following financial statements with respect to the Bard Employees' Savings Trust 401(K) Plan (formerly Employees' Retirement Savings Plan of C. R. Bard, Inc.) (the "Retirement Savings Plan") are filed herewith as Exhibit 99(a) pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, in lieu of filing on Form 11-K:

Report of Independent Public Accountants

Statement of Net Assets Available for Benefits as of December 31, 1999 and 1998

Statement of Changes in Net Assets Available for Benefits for the Year Ended

December 31, 1999

Notes to Financial Statements

(b) Exhibit 23(a) Consent of Arthur Andersen LLP

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

June 28, 2000