Form 10-Q
period 2000-06-30
BARD C R INC /NJ/
filed 2000-08-14
CIK 9892

1

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2000

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

Yes	X	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at July 31, 2000
Common Stock - $.25 par value	50,783,529

C. R. BARD, INC. AND SUBSIDIARIES

INDEX

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)
	June 30, 2000	December 31, 1999
ASSETS	(Unaudited)
Current Assets:
Cash and short-term investments	$ 67,500	$ 95,900
Accounts receivable, net	198,100	212,900
Inventories	201,600	204,000
Other current assets	18,600	16,300
Total current assets	485,800	529,100
Property, plant and equipment, net	163,800	169,700
Intangible assets, net of amortization	367,500	337,000
Other assets	88,100	90,600
	$1,105,200	$1,126,400
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Short-term borrowings and current maturities of long-term debt	$ 90,700	$ 130,300
Accounts payable	45,700	54,300
Accrued expenses	134,500	135,800
Federal and foreign income taxes	40,900	32,100
Total current liabilities	311,800	352,500
Long-term debt	158,300	158,400
Other long-term liabilities	38,700	41,200
Shareholders' Investment
Preferred stock, $1 par value, authorized 5,000,000 shares; none issued	- - -	- - -
Common stock, $.25 par value, authorized 300,000,000 shares; issued and outstanding 50,648,801 shares and 50,781,857 shares	12,700	12,700
Capital in excess of par value	162,200	153,500
Retained earnings	500,100	473,500
Accumulated other comprehensive income	(63,600)	(48,600)
Unamortized expenses under stock plans	(15,000)	(16,800)
	596,400	574,300
	$1,105,200	$1,126,400

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(thousands except per share amounts)

(Unaudited)

	For the Quarter Ended June 30,	For Six Months Ended June 30,
	2000	1999	2000	1999

Net sales	$ 274,600	$ 257,800	$ 543,100	$ 506,300

Costs and expenses:
Cost of goods sold	124,500	114,500	244,800	223,900
Marketing, selling and administrative	88,400	82,700	173,900	163,400
Research & development	14,100	14,500	27,700	28,300
Interest expense	5,200	4,800	10,500	9,000
Gain from dispositions of cardiology businesses	--	--	(15,400)	--
Other (income) expense, net	(6,000)	(100)	7,700	400

Total costs and expenses	226,200	216,400	449,200	425,000

Income before taxes	48,400	41,400	93,900	81,300

Provision for income taxes	15,300	13,200	29,300	26,500

Net income	$ 33,100	$ 28,200	$ 64,600	$ 54,800

Basic earnings per share	$ .66	$ .55	$ 1.28	$ 1.07

Diluted earnings per share	$ .65	$ .55	$ 1.27	$ 1.06

Cash dividends per share	$ .20	$ .19	$ .40	$ .38

Average common shares outstanding - basic	50,521	51,128	50,580	51,244

Average common shares outstanding - diluted	50,994	51,667	51,043	51,864

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

(dollars in thousands except per share amounts)

(Unaudited)
Six Months Ended June 30, 2000	Shares	Amount	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehen- sive Income	Unamor- tized Expenses Under Stock Plan	Total
Balance at December 31, 1999	50,781,857	$ 12,700	$ 153,500	$ 473,500	$ (48,600)	$ (16,800)	$ 574,300
Net income				64,600			64,600
Currency translation adjustments/other					(15,000)		(15,000)
Comprehensive income							49,600
Cash dividends ($.40 per share)				(20,300)			(20,300)
Treasury stock acquired	(420,300)	(100)		(17,700)			(17,800)
Employee stock plans	287,244	100	8,700	---	---	1,800	10,600
Balance at June 30, 2000	50,648,801	$ 12,700	$ 162,200	$ 500,100	$ (63,600)	$ (15,000)	$ 596,400

Six Months Ended June 30, 1999	Shares	Amount	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income	Unamor-tized Expenses Under Stock Plan	Total
Balance at December 31, 1998	51,497,564	$ 12,900	$ 132,300	$ 453,600	$ (23,100)	$ (8,100)	$ 567,600
Net income				54,800			54,800
Currency translation adjustments/other					(22,400)		(22,400)
Comprehensive income							32,400
Cash dividends ($.38 per share)				(19,500)			(19,500)
Treasury stock acquired	(1,009,100)	(300)		(52,200)			(52,500)
Employee stock plans	640,232	200	21,300	12,300	---	(8,500)	25,300
Balance at June 30, 1999	51,128,696	$ 12,800	$ 153,600	$ 449,000	$ (45,500)	$ (16,600)	$ 553,300

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(thousands of dollars)

(Unaudited)
	For The Six Months Ended June 30,
	2000	1999
Cash flows from operating activities:
Net income	$ 64,600	$ 54,800

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,700	24,000
Other noncash items	(3,100)	2,600

Changes in assets and liabilities:
Current assets	(4,500)	(19,000)
Current liabilities	(2,700)	(50,100)
Other	(3,400)	(12,000)

	75,600	300

Cash flows from investing activities:
Capital expenditures	(8,400)	(12,600)
Other long-term investments, net	(33,000)	(5,900)

	(41,400)	(18,500)

Cash flows from financing activities:
Purchase of common stock	(17,800)	(52,500)
Dividends paid	(20,300)	(19,500)
Other financing activities	(29,000)	96,100

	(67,100)	24,100

Cash and cash equivalents:
Increase (decrease) during the period	(32,900)	5,900

Balance at January 1,	92,700	41,200

Balance at June 30,	$ 59,800	$ 47,100

The accompanying notes to consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial statements contained in this filing have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and have not been audited. However, C. R. Bard, Inc. ("Bard" or the "company") believes that it has included all adjustments to the interim financial statements, consisting only of normal recurring adjustments, that are necessary to present fairly Bard's financial condition and results of operations at the dates and for the periods presented. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements as filed by the company in its 1999 Annual Report on Form 10-K.

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

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by Statement of Financial Accounting Standards No. 138, ("FAS 133"). FAS 133 is effective for Bard as of January 1, 2001. FAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. FAS 133 requires that changes in the derivative's fair value be recognized in either income or other comprehensive income, depending on the designated purpose of the derivative. The application of FAS 133 would not have a material effect on the financial statements presented herein.

Use of Estimates

The financial statements and related disclosures have been prepared in conformity with generally accepted accounting principles and, accordingly, include amounts based on estimates and judgments of management with consideration given to materiality. Actual results could differ from those estimates.

Long-Term Debt

In December 1996, the company issued $150,000,000 of 6.70% notes due 2026. These notes may be redeemed at the option of the note holders on December 1, 2006, at a redemption price equal to the principal amount. The market value of these notes was approximately $138,500,000 at June 30, 2000.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Acquisitions

In August 1999, the company entered into an exclusive agreement with Endologix, Inc., a California-based company that has developed an endoluminal graft (ELG) used for the minimally invasive treatment of abdominal aortic aneurysms. The agreement gives Bard exclusive distribution rights to Endologix's ELG in Europe and Australia and an exclusive and irrevocable option to acquire, for approximately $45 million, all of the shares of Endologix, Inc. not already owned by Bard before the end of the Year 2000. Bard paid approximately $34 million primarily for the distribution rights and the option.

During the first six months of 2000, the company invested in several new products and technologies in the area of hernia repair, specialty access and peripheral technology.

Segment Information

The company's management considers its business to be a single segment entity - the manufacture and sale of medical devices. The company's products generally share similar distribution channels and customers. The company designs, manufactures, packages, distributes and sells medical, surgical, diagnostic and patient care devices that are purchased by hospitals, physicians and nursing homes, used once and discarded. Management evaluates its various global product portfolios on a revenue basis, which is presented below. Management generally evaluates profitability and associated investment on an enterprise-wide basis due to shared infrastructures.
	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2000	1999	% Chg.	2000	1999	% Chg.
Net sales:
Vascular	$ 63,500	$ 57,400	11	$122,000	$ 110,000	11
Urology	88,600	87,900	1	177,700	172,800	3
Oncology	60,900	57,600	6	121,800	114,700	6
Surgery	46,200	41,000	13	90,400	81,200	11
Other products	15,400	13,900	11	31,200	27,600	13
Total net sales	$ 274,600	$ 257,800	7	$ 543,100	$ 506,300	7

Income before taxes	$ 48,400	$ 41,400		$ 93,900	$ 81,300

Total assets	$1,105,200	$1,074,400		$1,105,200	$1,074,400

Capital expenditures	$ 3,900	$ 6,100		$ 8,400	$ 12,600

Depreciation and amortization	$ 12,500	$ 11,700		$ 24,700	$ 24,000

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Segment Information (continued)

The following table represents net sales by geography based on the location of the external customer.
	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2000	1999	% Chg.	2000	1999	% Chg.
United States	$196,100	$179,300	9	$388,000	$357,400	9
Europe	48,300	49,700	(3)	95,200	96,400	(1)
Japan	14,100	14,300	(1)	28,000	25,800	9
Rest of World	16,100	14,500	11	31,900	26,700	19
Total	$274,600	$257,800	7	$543,100	$506,300	7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Consolidated net sales for the second quarter of 2000 of $274,600,000 increased 7 percent from the second quarter of 1999 net sales of $257,800,000. Net sales in the U.S. for the second quarter of 2000 were $196,100,000, an increase of 9 percent from the second quarter of 1999. International net sales for the second quarter of 2000 were $78,500,000, approximately the same as net sales for the second quarter of 1999. Total net sales for the quarter was negatively affected by 2 percent due to foreign currency translation, with international sales being negatively affected by 6 percent. For the first six months of 2000, U.S net sales totaled $388,000,000 up 9 percent as compared to the same period in 1999, while international net sales increased 4 percent to $155,100,000 as compared to the same period in 1999. Adjusting for currency translation, net sales outside the U.S. would have increased 11 percent for the first half of 2000.

Vascular net sales for the quarter and six month period ended June 30, 2000 increased 11 percent as compared to the same periods in 1999, due primarily to growth in net sales of electrophysiology and peripheral technology products. Urological net sales increased by 1 percent for the quarter and 3 percent for the six-month period as compared to the same periods in 1999, due primarily to growth in net sales of infection control catheters. Oncology net sales increased 6 percent for the quarter and six-month period as compared to the same periods in 1999, due primarily to growth in net sales of specialty access products. Surgical net sales increased by 13 percent for the quarter and 11 percent for the six month period as compared to the same periods in 1999, due primarily to growth in net sales of soft tissue repair products.

The company's gross profit margin for the quarter and year-to-date periods ended June 30, 2000 of 54.7 percent and 54.9 percent declined from the gross profit margin for the quarter and year-to-date periods ended June 30, 1999 of 55.6 percent and 55.8 percent, respectively. These declines were primarily due to the impact of an OEM agreement, foreign currency translation and product recalls.

In the first quarter of 2000, the company settled all remaining open issues related to the 1998 dispositions of its cardiology businesses and recorded a gain of $15,400,000 ($.19 diluted per share after-tax).

C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

In addition to interest income and foreign exchange, other (income) expense, net for the second quarter of 2000 includes a gain from a legal settlement and a gain from asset dispositions amounting in the aggregate to $5,000,000 ($.06 diluted per share after tax).

During the first six months of 2000 the company purchased 420,300 common shares. During the first six months of 1999, the company acquired 1,009,100 of its common shares.

Restructuring Charges

The company maintains a reserve account in connection with its previously announced restructuring plans. At June 30, 2000 the reserve balance amounted to $8,300,000. This amount relates primarily to severance costs associated with a facility that has not been closed. There has been substantially no activity in this regard during the second quarter of 2000.

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained herein or in other company documents and certain statements that may be made by management of the company orally, including statements regarding cost savings from restructuring and statements regarding the company's future performance, may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Because actual results are affected by risks and uncertainties, the company cautions investors that actual results may differ materially from those expressed or implied. Factors that could cause the actual results to differ materially from expected and historical results include, but are not limited to: health care industry consolidation resulting in customer demands for price concessions and contracts that are more complex and have longer terms; competitive factors, including competitors' attempts to gain market share through aggressive marketing programs, the development of new products or technologies by competitors and technological obsolescence; reduction in medical procedures performed in a cost-conscious environment; the lengthy approval time by the FDA or other government authorities to clear medical devices for commercial release; unanticipated product failures; legislative or administrative reforms to the U.S. Medicare and Medicaid systems or other non-U.S. reimbursement systems in a manner that would significantly reduce reimbursements for procedures using the company's medical devices; the acquisition of key patents by competitors that would have the effect of excluding the company from new market segments; the uncertainty of whether increased research and development expenditures will result in increased sales; unpredictability of existing and future litigation including litigation regarding product liability and intellectual property; government actions or investigations affecting the industry in general or the company in particular; future difficulties obtaining product liability insurance on reasonable terms; efficacy or safety concerns with respect to marketed products, whether scientifically justified or not, that may lead to product recalls, withdrawals or declining sales; uncertainty related to tax appeals and litigation; future difficulties obtaining necessary components used in the company's products and/or price increases from the company's suppliers of critical components; economic factors that the company has no control over, including changes in inflation, foreign currency exchange rates and interest rates; other factors that the company has no control over, including earthquakes, floods, fires and explosions; risks associated with maintaining and expanding international operations; and the risk that the company may not achieve manufacturing or administrative efficiencies as a result of the company's restructuring, the integration of acquired businesses or divestitures. The Company assumes no obligation to update forward-looking statements as circumstances change.

C. R. BARD, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

  Exhibit 10ac* - Joseph A. Cherry Change of Control Agreement, dated as of June 30, 2000

  Exhibit 12.1 - Computation of Ratio of Earnings to Fixed Charges

  Exhibit 27 - Financial Data Schedule

  There were no reports on Form 8-K filed by the company during the quarter ended June 30, 2000.

* This exhibit constitutes a management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
C. R. BARD, INC.
(Registrant)
Charles P. Slacik /s/
Charles P. Slacik
Senior Vice President and Chief Financial Officer

Charles P. Grom /s/
Charles P. Grom
Vice President and Controller

Date: August 10, 2000