Form 10-Q
period 2000-09-30
BARD C R INC /NJ/
filed 2000-11-14
CIK 9892

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2000

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

Yes	X	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at October 31, 2000
Common Stock - $.25 par value	50,836,716

C. R. BARD, INC. AND SUBSIDIARIES

INDEX

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)
	September 30, 2000	December 31, 1999
ASSETS	(unaudited)
Current Assets:
Cash and short-term investments	$ 94,500	$ 95,900
Accounts receivable, net	197,800	212,900
Inventories	203,500	204,000
Other current assets	19,600	16,300
Total current assets	515,400	529,100
Property, plant and equipment, net	156,900	169,700
Intangible assets, net of amortization	361,200	337,000
Other assets	89,200	90,600
	$1,122,700	$1,126,400
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Short-term borrowings and current maturities of long-term debt	$ 68,400	$ 130,300
Accounts payable	44,800	54,300
Accrued expenses	147,800	135,800
Federal and foreign income taxes	49,800	32,100
Total current liabilities	310,800	352,500
Long-term debt	157,400	158,400
Other long-term liabilities	39,000	41,200
Shareholders' Investment
Preferred stock, $1 par value, authorized 5,000,000 shares; none issued	- - -	- - -
Common stock, $.25 par value, authorized 300,000,000 shares; issued and outstanding 50,822,576 shares and 50,781,857 shares	12,700	12,700
Capital in excess of par value	174,200	153,500
Retained earnings	521,700	473,500
Accumulated other comprehensive income	(76,100)	(48,600)
Unamortized expenses under stock plans	(17,000)	(16,800)
	615,500	574,300
	$1,122,700	$1,126,400

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(thousands except per share amounts)

(unaudited)

	For the Quarter Ended September 30,	For Nine Months Ended September 30,
	2000	1999	2000	1999

Net sales	$ 275,400	$ 259,500	$ 818,500	$ 765,800

Costs and Expenses:
Cost of goods sold	126,100	116,200	370,900	340,100
Marketing, selling and administrative	87,900	82,600	261,800	246,000
Research & development	13,000	12,100	40,700	40,400
Interest expense	4,900	5,100	15,400	14,100
Gain from dispositions of cardiology businesses	--	--	(15,400)	--
Other (income) expense, net	(5,800)	(400)	1,900	--

Total costs and expenses	226,100	215,600	675,300	640,600

Income before taxes	49,300	43,900	143,200	125,200

Provision for income taxes	15,300	13,800	44,600	40,300

Net income	$ 34,000	$ 30,100	$ 98,600	$ 84,900

Basic earnings per share	$ .67	$ .59	$ 1.95	$ 1.66

Diluted earnings per share	$ .66	$ .58	$ 1.93	$ 1.64

Cash dividends per share	$ .21	$ .20	$ .61	$ .58

Average common shares outstanding - basic	50,767	51,152	50,648	51,219

Average common shares outstanding - diluted	51,324	51,671	51,169	51,807

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

(dollars in thousands except per share amounts)

(unaudited)
Nine Months Ended September 30, 2000	Shares	Amount	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehen- Sive Income	Unamor- tized Expenses Under Stock Plan	Total
Balance at December 31, 1999	50,781,857	$ 12,700	$ 153,500	$ 473,500	$ (48,600)	$ (16,800)	$ 574,300
Net income				98,600			98,600
Currency translation adjustments/other					(27,500)		(27,500)
Comprehensive income							71,100
Cash dividends ($.61 per share)				(31,100)			(31,100)
Treasury stock acquired	(420,300)	(100)		(17,700)			(17,800)
Employee stock plans	461,019	100	20,700	(1,600)	---	(200)	19,000
Balance at September 30, 2000	50,822,576	$ 12,700	$ 174,200	$ 521,700	$ (76,100)	$ (17,000)	$ 615,500

Nine Months Ended September 30, 1999	Shares	Amount	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehen-sive Income	Unamor-tized Expenses Under Stock Plan	Total
Balance at December 31, 1998	51,497,564	$ 12,900	$ 132,300	$ 453,600	$ (23,100)	$ (8,100)	$ 567,600
Net income				84,900			84,900
Currency translation adjustments/other					(16,400)		(16,400)
Comprehensive income							68,500
Cash dividends ($.58 per share)				(29,800)			(29,800)
Treasury stock acquired	(1,154,800)	(300)		(59,100)			(59,400)
Employee stock plans	766,690	200	21,100	17,700	---	(10,000)	29,000
Balance at September 30, 1999	51,109,454	$ 12,800	$ 153,400	$ 467,300	$ (39,500)	$ (18,100)	$ 575,900

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)
	For The Nine Months Ended September 30,
	2000	1999
Cash flows from operating activities:
Net income	$ 98,600	$ 84,900

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,500	36,500
Other noncash items	800	4,000

Changes in assets and liabilities:
Current assets	(20,800)	(22,600)
Current liabilities	15,100	(44,200)
Other	(2,100)	(2,400)

	129,100	56,200

Cash flows from investing activities:
Capital expenditures	(12,000)	(20,800)
Other long-term investments, net	(27,800)	(42,900)

	(39,800)	(63,700)

Cash flows from financing activities:
Purchase of common stock	(17,800)	(59,400)
Dividends paid	(31,100)	(29,800)
Other financing activities	(47,200)	113,000

	(96,100)	23,800

Cash and cash equivalents:
Increase (decrease) during the period	(6,800)	16,300

Balance at January 1,	92,700	41,200

Balance at September 30,	$ 85,900	$ 57,500

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

Revenue Recognition

The Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition", in December 1999. SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. In June 2000, the SEC issued SAB No. 101B to defer the effective date of the implementation of SAB No. 101 until the fourth quarter of fiscal 2000. Management has concluded that the implementation of this SAB will not have a material impact on its financial position or its results of operations.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Long-Term Debt

In December 1996, the company issued $150,000,000 of 6.70% notes due 2026. These notes may be redeemed at the option of the note holders on December 1, 2006, at a redemption price equal to the principal amount. The market value of these notes was approximately $139,000,000 at September 30, 2000.

Acquisitions

In August 1999, the company entered into an exclusive agreement with Endologix, Inc., a California-based company that has developed an endoluminal graft (ELG) used for the minimally invasive treatment of abdominal aortic aneurysms. The agreement, as amended in October 2000, gives Bard exclusive distribution rights to Endologix's ELG in Europe and Australia and an exclusive and irrevocable option to acquire before the end of the Year 2000 all of the remaining capital stock of Endologix, Inc. not already owned by Bard for approximately $42 million. Bard paid approximately $39 million primarily for the distribution rights and the option.

During the first nine months of 2000, the company acquired several new products and technologies in the area of hernia repair, specialty access and peripheral technology.

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
	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2000	1999	% Chg.	2000	1999	% Chg.
Net sales:
Vascular	$ 59,100	$ 56,800	4	$ 181,100	$ 166,800	9
Urology	91,300	87,800	4	269,000	260,600	3
Oncology	65,300	60,700	8	187,100	175,400	7
Surgery	44,900	40,800	10	135,300	122,000	11
Other products	14,800	13,400	10	46,000	41,000	12
Total net sales	$ 275,400	$ 259,500	6	$ 818,500	$ 765,800	7

Income before taxes	$ 49,300	$ 43,900		$ 143,200	$ 125,200

Total assets	$1,122,700	$1,117,000		$1,122,700	$1,117,000

Capital expenditures	$ 3,600	$ 8,200		$ 12,000	$ 20,800

Depreciation and amortization	$ 12,800	$ 12,500		$ 37,500	$ 36,500

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Segment Information (continued)

The following table represents net sales by geographic region based on the location of the external customer.
	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2000	1999	% Chg.	2000	1999	% Chg.
United States	$197,800	$182,700	8	$585,800	$540,100	8
Europe	44,800	46,400	(3)	140,000	142,700	(2)
Japan	16,500	14,300	15	44,600	40,100	11
Rest of World	16,300	16,100	1	48,100	42,900	12
Total	$275,400	$259,500	6	$818,500	$765,800	7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Consolidated net sales for the third quarter of 2000 of $275,400,000 increased 6 percent from the third quarter of 1999 net sales of $259,500,000. Net sales in the U.S. for the third quarter of 2000 were $197,800,000, an increase of 8 percent from the third quarter of 1999. International net sales for the third quarter of 2000 were $77,600,000, an increase of 1 percent from the third quarter of 1999. Total net sales for the quarter was negatively affected by 2 percent due to foreign currency translation, with international sales being negatively affected by 6 percent. For the first nine months of 2000, U.S net sales totaled $585,800,000, up 8 percent as compared to the same period in 1999, while international net sales increased 3 percent to $232,700,000 as compared to the same period in 1999. Adjusting for currency translation, net sales outside the U.S. would have increased 9 percent for the first nine months of 2000, as compared to the prior year period.

Vascular net sales for the quarter and nine month's period ended September 30, 2000 increased 4 and 9 percent, respectively, as compared to the same periods in 1999, due primarily to growth in net sales of electrophysiology and peripheral technology products. Urological net sales increased by 4 percent for the quarter and 3 percent for the nine-month period as compared to the same periods in 1999, due primarily to growth in net sales of infection control catheters. Oncology net sales increased 8 percent for the quarter and 7 percent for the nine-month period as compared to the same periods in 1999, due primarily to growth in net sales of specialty access products. Surgical net sales increased by 10 percent for the quarter and 11 percent for the nine month's period as compared to the same periods in 1999, due primarily to growth in net sales of soft tissue repair products.

The company's gross profit margin for the quarter and year- to-date periods ended September 30, 2000 of 54.2 percent and 54.7 percent, respectively declined from the gross profit margin for the quarter and year-to-date periods ended September 30, 1999 of 55.2 percent and 55.6 percent, respectively. These declines were primarily due to the impact of foreign currency translation, product recalls and an OEM agreement.

In the first quarter of 2000, the company settled all remaining open issues related to the 1998 dispositions of its cardiology businesses and recorded a gain of $15,400,000 ($.19 diluted per share after-tax).

C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

In addition to interest income and the impact of foreign exchange, other (income) expense, net for the third quarter of 2000 includes a net gain for legal settlements and asset dispositions amounting in the aggregate to $4,100,000 ($.04 diluted per share after tax.)

During the first nine months of 2000 the company purchased 420,300 common shares. During the first nine months of 1999, the company acquired 1,154,800 of its common shares.

Restructuring Charges

The company maintains a reserve account in connection with its previously announced restructuring plans. At September 30, 2000 the reserve balance amounted to $8,200,000. This amount relates primarily to severance costs associated with a facility that has not been closed. There has been substantially no activity in this regard during the third quarter of 2000.

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained herein or in other company documents and certain statements that may be made by management of the company orally may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Because actual results are affected by risks and uncertainties, the company cautions investors that actual results may differ materially from those expressed or implied. It is not possible to predict or identify all such risks and uncertainties, but factors that could cause the actual results to differ materially from expected and historical results include, but are not limited to: health care industry consolidation resulting in customer demands for price concessions and contracts that are more complex and have longer terms; competitive factors, including competitors' attempts to gain market share through aggressive marketing programs, the development of new products or technologies by competitors and technological obsolescence; reduction in medical procedures performed in a cost-conscious environment; the lengthy approval time by the FDA or other government authorities to clear medical devices for commercial release; unanticipated product failures; legislative or administrative reforms to the U.S. Medicare and Medicaid systems or other U.S. or non-U.S. reimbursement systems in a manner that would significantly reduce reimbursements for procedures using the company's medical devices; the acquisition of key patents by competitors that would have the effect of excluding the company from new market segments; the uncertainty of whether increased research and development expenditures will result in increased sales; unpredictability of existing and future litigation including litigation regarding product liability and intellectual property; government actions or investigations affecting the industry in general or the company in particular; future difficulties obtaining product liability insurance on reasonable terms; efficacy or safety concerns with respect to marketed products, whether scientifically justified or not, that may lead to product recalls, withdrawals or declining sales; uncertainty related to tax appeals and litigation; future difficulties obtaining necessary components used in the company's products and/or price increases from the company's suppliers of critical components; economic factors that the company has no control over, including changes in inflation, foreign currency exchange rates and interest rates; other factors that the company has no control over, including earthquakes, floods, fires and explosions; risks associated with maintaining and expanding international

C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

operations; and the risk that the company may not achieve manufacturing or administrative efficiencies as a result of the company's restructuring, the integration of acquired businesses or divestitures. The Company assumes no obligation to update forward-looking statements as circumstances change. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q, 8-K and 10-K reports filed with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

  Exhibit 10ad* - Susan Alpert, Ph.D., M.D. Change of Control Agreement, dated as of October 10, 2000

  Exhibit 10c* - Amended and Restated Supplemental Executive Retirement Agreement With William H. Longfield dated as of October 11, 2000.

  Exhibit 10f* - Amendment to C. R. Bard, Inc. Agreement and Plans Trust dated as of September 13, 2000.

  Exhibit 12.1 - Computation of Ratio of Earnings to Fixed Charges

  Exhibit 27 - Financial Data Schedule

  There were no reports on Form 8-K filed by the company during the quarter ended September 30, 2000.

* The exhibits listed under the number 10 constitute a management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
C. R. BARD, INC.
(Registrant)
Charles P. Slacik /s/
Charles P. Slacik
Senior Vice President and Chief Financial Officer

Charles P. Grom /s/
Charles P. Grom
Vice President and Controller

Date: November 10, 2000