Form 10-Q/A
period 2000-09-30
BARD C R INC /NJ/
filed 2000-12-18
CIK 9892

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

  Exhibit 10ad* (+) - Susan Alpert, Ph.D., M.D. Change of Control Agreement, dated as of October 10, 2000

  Exhibit 10c* (+) - Amended and Restated Supplemental Executive Retirement Agreement With William H. Longfield dated as of October 11, 2000.

  Exhibit 10f* (++) - Amendment to C. R. Bard, Inc. Agreement and Plans Trust dated as of September 13, 2000.

  Exhibit 12.1 (+) - Computation of Ratio of Earnings to Fixed Charges

  Exhibit 27 (+) - Financial Data Schedule

  There were no reports on Form 8-K filed by the company during the quarter ended September 30, 2000.

* The exhibits listed under the number 10 constitute a management contract or a compensatory plan or arrangement. (+) Filed on November 14, 2000 as an exhibit to the company's quarterly report on Form 10Q for the quarter ended September 30, 2000 (the "September 30, 2000 10Q"). (++) Inadvertently omitted from the September 30, 2000 10Q and filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
C. R. BARD, INC.
(Registrant)
Charles P. Slacik /s/
Charles P. Slacik
Senior Vice President and Chief Financial Officer

Charles P. Grom /s/
Charles P. Grom
Vice President and Controller

Date: December 14, 2000