Form 10-K
period 2000-12-31
BARD C R INC /NJ/
filed 2001-03-13
CIK 9892

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $2,300,000,000 based on the closing price of stock traded on the New York Stock Exchange on February 28, 2001. As of February 28, 2001, there were 50,747,873 shares of Common Stock, $.25 par value per share, outstanding.

The company's definitive Proxy Statement dated March 9, 2001 has been incorporated by reference with respect to certain information contained therein in Part III and Part IV of this Form 10-K.

The exhibit index is located in Part IV, Item 14, Page IV-1.

PART I

Item 1. Business

General Development of Business

C. R. Bard, Inc. (the "company" or "Bard") was started by Charles Russell Bard in 1907. One of its first medical products was the silk urethral catheter imported from France. In 1923, the company was incorporated as C. R. Bard, Inc. and distributed an assortment of urological and surgical products. Bard became a publicly traded company in 1963 and five years later was traded on the New York Stock Exchange.

In 1966, Bard acquired the United States Catheter & Instrument Co., a supplier of urological and cardiovascular specialty products. In 1980, Bard acquired its major production source for the Foley catheter, Davol, Inc. Numerous other acquisitions were made over the last thirty-five years broadening Bard's product lines. Today, Bard is a leading multinational developer, manufacturer and marketer of health care products.

2000 sales of $1.099 billion increased 6% from 1999. Net income for 2000 totaled $106.9 million compared with $118.1 million in 1999. Basic and diluted earnings per share were $2.11 and $2.09, respectively, in 2000. Basic and diluted earnings per share were $2.31 and $2.28, respectively, in 1999.

Acquisitions and Dispositions

Cardiology Dispositions - In 1998, the company announced a series of strategic dispositions of its cardiology businesses. The first in this series was the company's 1998 sale of its cardiac cath lab business. This sale resulted in a 1998 pretax gain of $329.2 million ($3.03 per share after tax). Following the sale of the cardiac cath lab business, the company completed in 1999 the sale of its cardiopulmonary business. This disposition resulted in a 1999 pretax gain of $9.2 million ($0.12 per share after tax). In the first quarter of 2000, the company settled all remaining open issues related to the 1998 dispositions of its cardiology businesses and recorded a gain of $15.4 million ($0.19 per share after tax).

Endologix - In 1999, the company entered into an exclusive agreement with Endologix, Inc., a California-based company that had developed an endoluminal graft (ELG) used for the minimally invasive treatment of abdominal aortic aneurysms. The agreement, as amended, included an exclusive and irrevocable option to acquire before the end of the year 2000 all of the remaining capital stock of Endologix, Inc. not already owned by Bard for approximately $42 million. On December 14, 2000 the company announced that it would not exercise its option to acquire the remaining stock of Endologix, Inc. The company recorded a pretax charge of $40.3 million ($0.53 per share after tax) for the write-off of the Endologix option and related assets and liabilities.

In addition to the items described above, in 1998 the company reported a pretax loss of $17.5 million ($0.18 per share after tax) on the sale of several other product lines (including the loss on the sale of the Diagnostic Sciences Division.)

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

The following table sets forth for the last three years ended December 31, 2000, the approximate percent contribution by product line to Bard's consolidated net sales on a worldwide basis.

	Years Ended December 31,
	2000	1999	1998
Vascular	22%	22%	18%
Urology	33%	34%	29%
Oncology	23%	23%	18%
Surgery	17%	16%	13%
Other ongoing products	5%	5%	5%
Total ongoing products	100%	100%	83%
Divested products	---	---	17%
Net sales	100%	100%	100%

Narrative Description of Business

General - Historically, Bard has been known for its products in the urological field, where its Foley catheter is the leading device for bladder drainage. Bard's largest product group is the urological diagnosis and intervention category, contributing approximately 33% of consolidated net sales in 2000.

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

Oncological Diagnosis and Intervention - Bard's line of oncological diagnosis and intervention products include specialty access catheters and ports and gastroenterological products.

Surgical Specialties - Bard's surgical specialties products include meshes for hernia repair, irrigation devices for orthopaedic and laparoscopic procedures, laparoscopic accessories and topical hemostasis.

International - Bard markets vascular, urological, oncological and surgical specialties products throughout the world. Principal markets are Japan, Canada, the United Kingdom and continental Europe. Approximately 41% of the sales outside the United States are of products manufactured by Bard in its facilities in Australia, Canada, France, Germany, Malaysia and the United Kingdom. The balance of the sales are from products manufactured in the continental United States, Puerto Rico or Mexico for export. Bard's foreign operations are subject to the usual risks of doing business abroad, including restrictions on currency transfer, exchange fluctuations and possible adverse government regulations. See Note 10 in the Notes to Consolidated Financial Statements for additional information.

Competition - The company knows of no published statistics permitting a general industry classification that would be meaningful as applied to the company's variety of products. However, products sold by the company are in substantial competition with those of many other firms, including a number of larger well-established companies. The company depends more on its consistently reliable product quality, dependable service and its ability to develop products to meet market needs than on patent protection, although many of its products are patented or are the subject of patent applications.

Marketing - The company's products are distributed domestically directly to hospitals and other institutions as well as through numerous hospital/surgical supply and other medical specialty distributors with whom the company has distributor agreements. In international markets, products are distributed either directly or through distributors with the practice varying by country. Full-time representatives of the company in domestic and international markets carry on sales promotion.

Sales to distributors, which supply the company's products to many end users, accounted for approximately 38% of the company's net sales in 2000, and the five largest distributors combined accounted for approximately 63% of such sales.

In order to service its customers, both within and outside the U.S., the company maintains inventories at distribution facilities in most of its principal marketing areas. Orders are normally shipped within a matter of days after receipt, except for items temporarily out of stock, and backlog is normally not significant for the company.

Most of the products sold by the company, whether manufactured by it or by others, are sold under the BARD® trade name or trademark or other trademarks owned by the company. Such products manufactured for the company by outside suppliers are produced according to the company's specifications.

 Regulation - The development, manufacture, sale and distribution of the company's products are subject to comprehensive government regulation both within and outside the United States. Government regulation, including detailed inspection of and controls over, research and laboratory procedures, clinical investigations, manufacturing, marketing, sampling, distribution, record keeping, storage and disposal practices, substantially increases the time, difficulty and costs incurred in obtaining and maintaining the approval to market newly developed and existing products. Government regulatory actions can result in the seizure or recall of products, suspension or revocation of the authority necessary for their production and sale, and other civil or criminal sanctions.

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

Raw Materials - The company uses a wide variety of readily available plastics, textiles, alloys and latex materials for conversion into its devices. These materials are primarily purchased from external suppliers. Certain of the raw materials are available only from single-source suppliers. Materials are purchased from selected suppliers for reasons of quality assurance, sole-source availability, cost effectiveness or constraints resulting from regulatory requirements. Bard works closely with its suppliers to assure continuity of supply while maintaining high quality and reliability. Either party upon short notice can terminate agreements with certain suppliers. The establishment of additional or replacement suppliers for certain materials cannot always be accomplished quickly, due to the FDA approval system, the complex nature of the manufacturing processes employed by many suppliers, or proprietary manufacturing techniques. In addition, in an effort to reduce potential product liability exposure, certain suppliers have terminated or are planning to terminate sales of certain materials to companies that manufacture implantable medical devices. The Biomaterials Access Assurance Act was adopted in 1998 to help ensure availability of raw materials to the manufacturers of medical devices. Management cannot estimate the impact of this law on supplier arrangements at this time. The company's inability to replace a supplier, or a delay in doing so, could result in the company being unable to manufacture and sell certain of its products, including certain of the company's higher margin products.

Environment - The company is subject to various environmental laws and regulations both within and outside the United States. The operations of the company, like those of other medical device companies, involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. While the company continues to make capital and operational expenditures relating to compliance with existing environmental laws and regulations, management believes that such compliance will not have a material impact on the company's financial position, results of operations or liquidity.

Employees - The company employs approximately 8,100 persons.

Seasonality - The company's business is not affected to any material extent by seasonal factors.

Research and Development - The company's research and development expenditures amounted to approximately $53,200,000 in 2000, $53,800,000 in 1999 and $72,700,000 in 1998.

Intellectual Property - The company owns patents on certain of its products and obtains licenses from others as it deems necessary to its business. The company's policy is to obtain patents on its products whenever practical. Technological advancement characteristically has been rapid in the medical device industry and the company does not consider its business to be materially dependent upon any individual patent.

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

The company owns approximately 1,700,000 square feet in 18 locations and leases approximately 1,300,000 square feet of space in 43 locations.

All these facilities are well maintained and suitable for the operations conducted in them.

Item 3. Legal Proceedings

During 1993, the United States Environmental Protection Agency (the "EPA") notified the company's Urological division that it might be a Potentially Responsible Party ("PRP") relative to cleanup of the Frontier Chemical site in Niagara Falls, New York. In September 1993, the company entered into a consent order concerning the first phase of the cleanup, which was a drum removal action. The company's liability for the first phase was $119,000. A second phase of remedial action involves removal of waste in several large tanks. The company's liability for this phase was assessed at less than $15,000. The third phase of remedial action involves soil and groundwater contamination. The company's responsibility, if any, for cleanup of this phase is unknown at this time, but the final resolution of this matter is not expected to have a material adverse financial impact on the company.

During 1992, the EPA notified the company that it had been identified as a PRP in connection with an ongoing investigation of the Solvents Recovery Service of New England site in Southington, Connecticut. Although the full extent of liability in this case is unknown, the company has been identified with less than one-half percent of the total gallonage of waste materials. Beginning in 1995, the company, together with several hundred other parties, entered into two consent orders to perform the remedial investigation and feasibility study and two removal actions with respect to groundwater contamination. In or about May 2000, the EPA notified the company that it is a PRP with respect to a satellite site, the Angellio Superfund Site, also in Southington, Connecticut, to which hazardous waste had allegedly been transhipped from the Solvents Recovery Service of New England site. The final resolution of these matters is not expected to have a material adverse financial impact on the company.

Davol Inc., a Bard subsidiary, has been identified as a PRP by the Massachusetts Department of Environmental Protection for two new Superfund sites in Dartmouth and Freetown, Massachusetts. The allegations stem from transhipments of waste from the ReSolve hazardous waste reprocessing facility in Dartmouth, Massachusetts to each of the sites associated with the H&M Drum Company. At this time, Davol Inc. and the other former ReSolve waste generators have agreed to contribute $1,000 towards a fund to finance a site investigation. The final resolution of this matter is not expected to have a material adverse financial impact on the company.

 On June 7, 2000, the Casmalia Resources Site Steering Committee ("Casmalia Committee") notified the company that in the Committee's view, the company is a PRP in connection with the remediation of the Casmalia Disposal Site located in Santa Barbara County, California. The Casmalia Committee identified itself as a group of 54 PRP's that in 1997 entered into a consent decree with the EPA regarding remediation of the site. The Casmalia Committee's stated estimate of the costs of total site remediation was $271,900,000. The EPA has not given any notice to the company with regard to this site. The final resolution of this matter is not expected to have a material adverse financial impact on the company.

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

Item 4. Results of Votes of Security Holders

Not applicable.

Executive Officers of the Registrant

Set forth below is the name, age, position, five-year business history and other information with respect to each executive officer of the company as of March 1, 2001. No family relationships exist among the officers of the company.

Name	Age	Position
William H. Longfield	62	Chairman and Chief Executive Officer and Director
Guy J. Jordan	52	Group President
Timothy M. Ring	43	Group President
John H. Weiland	45	Group President
Charles P. Slacik	46	Senior Vice President and Chief Financial Officer
Nadia C. Adler	56	Vice President, General Counsel and Secretary
Susan Alpert Ph.D., M.D.	55	Vice President - Regulatory Sciences
E. Robert Ernest	60	Vice President - Planning and Development
Hope Greenfield	49	Vice President - Human Resources
Charles P. Grom	53	Vice President and Controller
Todd C. Schermerhorn	40	Vice President and Treasurer

The Board of Directors elects all officers of the company annually.

Executive Officers of the Registrant (continued)

William H. Longfield joined Bard in 1989 as Executive Vice President and Chief Operating Officer. Prior to joining the company, he was President and Chief Executive Officer of Cambridge Group, Inc. Previously Mr. Longfield was Executive Vice President - Operations of Lifemark, Inc. and prior thereto, he was employed by American Hospital Supply Corporation where he held a number of positions including President of the Convertors Division. Mr. Longfield was elected Bard's President and Chief Operating Officer in 1991 and delegated the duties and responsibilities of Chairman and Chief Executive Officer in 1993. He was elected President and Chief Executive Officer in 1994 and elected to his present position in 1995. Mr. Longfield was elected to the Board of Directors in 1990.

Guy J. Jordan joined Bard in 1986 as Director of Research and Development for USCI. He was promoted to Vice President for specialty access products in 1990 for Davol. In 1991, Mr. Jordan was promoted to Vice President and General Manager of Bard Access Systems and became President of the division in 1993. He was elected to Group Vice President in October 1996 and to his present position in April 1997. Prior to joining Bard, Mr. Jordan was with the American Cyanamid Corporation.

Timothy M. Ring joined Bard in 1992 as Vice President - Human Resources. Prior to joining the company, he was with Abbott Laboratories, Inc. for ten years, most recently with their Hospital Products Division as Director of Personnel. Mr. Ring was elected to Group Vice President in 1993 and to his present position in 1997.

John H. Weiland joined Bard in 1996 as Group Vice President. Prior to joining the company, he was Senior Vice President at Dentsply International. Mr. Weiland previously served as President and Chief Executive Officer of Pharmacia Diagnostics, Inc. and was with American Hospital Supply and Baxter Healthcare. Mr. Weiland served one year as a White House Fellow in the role of Special Assistant in the Office of Management and Budget. He was elected to his present position in 1997.

Charles P. Slacik joined Bard in 1999 as Senior Vice President and Chief Financial Officer. Prior to joining the company, he was with American Home Products Corporation since 1982 in various financial and operating positions. Mr. Slacik's most recent position at American Home Products was as Chief Operating Officer for Solgar Vitamin and Herb Company. In addition, he served as Senior Vice President of Finance for American Home Products' Whitehall-Robins Healthcare Division and Sherwood-Davis & Geck Corp.; Corporate Controller for American Home Products and Executive Vice President of Whitehall-Robins Healthcare Division.

Nadia C. Adler joined Bard in 1999 as Vice President, General Counsel and Secretary. Prior to joining Bard, she was Senior Vice President, General Counsel and Assistant Secretary of Montefiore Medical Center in New York City since 1987. Before Montefiore, Ms. Adler was a partner in the law firm of Rosenman & Colin where she served as a member of the litigation department and later their corporate department.

Executive Officers of the Registrant (continued)

Susan Alpert, Ph.D., M.D. joined Bard in 2000 in her current position. Prior to joining the company, she was with the Food and Drug Administration in the Center for Devices and Radiological Health as Director of the Office of Device Evaluation from 1993-1999 and most recently in the Center for Food Safety and Applied Nutrition as the Director of Food Safety.

E. Robert Ernest joined Bard in 1977 as Director of Market Research and Business Development. Prior to joining, Bard he was with Abbott Laboratories for ten years. Mr. Ernest was promoted to Vice President - Business Development in 1979 and named to his present position in 1994.

Hope Greenfield joined Bard in 1995 in her present position. Prior to joining the company, she was with Digital Equipment Corporation for sixteen years where she served as Human Resources Director and Vice President for various divisions .

Charles P. Grom joined Bard in 1977 as Corporate Accounting Manager and was promoted to Corporate Cost and Budget Manager in 1980. Mr. Grom served as Division Controller for various Bard divisions between 1981 and 1988 when he was promoted to Assistant Corporate Controller. He was elected Controller in 1994 and to his present position in 1995.

Todd C. Schermerhorn joined Bard in 1985 as cost analyst and has held various financial positions including Controller of the Vascular Systems Division and Vice President and Controller of the USCI Division. Most recently Mr. Schermerhorn was promoted to Vice President and Group Controller for Bard's Global Cardiology Unit. He was promoted to his present position in 1998.

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

Market and Market Prices of Common Stock

The company's common stock is traded on the New York Stock Exchange under the symbol: BCR. The following table illustrates the high and low sales prices as traded on the New York Stock Exchange for each quarter during the last two years.
	Quarters
	1st	2nd	3rd	4th	Year
2000
High	54-15/16	52	53-1/8	50-1/16	54-15/16
Low	35	38-13/16	40-3/16	40-3/16	35
Close	38-11/16	48-1/8	42-1/4	46-9/16	46-9/16

1999
High	59-7/8	54-3/4	53-11/16	58-3/8	59-7/8
Low	45-1/4	41-11/16	43-15/16	46-5/8	41-11/16
Close	50-7/16	47-13/16	47-1/16	53	53

Title of Class	Number of Record Holders of the company's common stock as of February 28, 2001
Common Stock - $.25 par value	6,701

Dividends

The company paid cash dividends of approximately $41,800,000, or $.82 per share in 2000 and approximately $40,100,000, or $.78 per share, in 1999. The following table illustrates the quarterly rate of dividends paid per share.

Quarters
	1st	2nd	3rd	4th	Year
2000	$ .20	$ .20	$ .21	$ .21	$ .82
1999	$ .19	$ .19	$ .20	$ .20	$ .78

In December 2000, the first quarter dividend of $.21 per share was declared, indicating an annual rate of $.84 per share. The first quarter dividend was paid on February 2, 2001 to shareholders of record on January 22, 2001.

Item 6. Selected Financial Data

C. R. BARD, INC. AND SUBSIDIARIES
For the Years Ended December 31,
($ in thousands except share and per
share amounts)	2000	1999	1998	1997	1996	1995
INCOME STATEMENT DATA
Net sales	$ 1,098,800	$ 1,036,500	$ 1,164,700	$ 1,213,500	$ 1,194,400	$ 1,137,800
Net income	$ 106,900	$ 118,100	$ 252,300	$ 72,300	$ 92,500	$ 86,800
BALANCE SHEET DATA
Total assets	$ 1,089,200	$ 1,126,400	$ 1,079,800	$ 1,279,300	$ 1,332,500	$ 1,091,000
Working capital	$ 302,100	$ 176,600	$ 185,700	$ 252,900	$ 240,700	$ 230,600
Long-term debt	$ 204,300	$ 158,400	$ 160,000	$ 340,700	$ 342,800	$ 198,400
Total debt	$ 205,100	$ 288,700	$ 162,000	$ 443,700	$ 491,000	$ 265,300
Shareholders' investment	$ 613,900	$ 574,300	$ 567,600	$ 573,100	$ 601,500	$ 564,600
COMMON STOCK DATA
Basic earnings per share	$ 2.11	$ 2.31	$ 4.54	$ 1.27	$ 1.62	$ 1.53
Diluted earnings per share	$ 2.09	$ 2.28	$ 4.51	$ 1.26	$ 1.61	$ 1.52
Cash dividends per share	$ .82	$ .78	$ .74	$ .70	$ .66	$ .62
Shareholders' investment
per share	$ 12.06	$ 11.31	$ 11.02	$ 10.09	$ 10.56	$ 9.89
Average common shares outstanding (000's)	50,699	51,183	55,566	56,971	57,090	56,731
Shareholders of record	7,195	7,344	6,650	7,088	7,371	7,644
SUPPLEMENTARY DATA
Return on average shareholders'
investment	18.0%	20.7%	44.2%	12.3%	15.9%	16.4%
Net income/net sales	9.7%	11.4%	21.7%	6.0%	7.7%	7.6%
Days - accounts receivable	62.9	70.8	72.8	69.6	70.3	66.7
Days - inventory	139.5	158.9	151.9	151.9	151.7	149.4
Total debt/total capitalization	25.0%	33.5%	22.2%	43.6%	44.9%	32.0%
Interest expense	$ 19,300	$ 19,300	$ 26,400	$ 32,900	$ 26,400	$ 24,200
Research and development expense	$ 53,200	$ 53,800	$ 72,700	$ 85,800	$ 77,300	$ 75,600
Number of employees	8,100	7,700	7,700	9,550	9,800	9,400
Net sales per employee	$ 135.7	$ 134.6	$ 151.3	$ 127.1	$ 121.9	$ 121.0
Net income per employee	$ 13.2	$ 15.3	$ 32.8	$ 7.6	$ 9.4	$ 9.2

Item 7. Management's Discussion and Analysis of Results of Operations and of Financial Conditions

General

For more than 90 years, C. R. Bard, Inc. has committed its resources to creating innovative solutions to meet the needs of both health care providers and their patients. The company is a global leader in the development, manufacture and supply of products and services to the health care industry. Bard addresses the health care opportunity through disease state management - an approach that expands the focus from products and technologies to the underlying clinical condition, thereby positioning the company as an indispensable partner to the deliverers of health care. Bard is committed to developing leadership franchises within these disease states and using these strategic positions to leverage the company's growth.

Summary Results

Bard reported 2000 net sales of $1,098.8 million, up 6% over 1999 net sales of $1,036.5 million. Holding currency rates constant, Bard would have recorded an 8% increase in total net sales over the prior-year period. The company demonstrated growth in each of its four product groups: vascular, urology, oncology and surgery. Bard reported net income of $106.9 million or $2.09 of diluted earnings per share in 2000 compared with net income of $118.1 million or $2.28 of diluted earnings per share in 1999. Both years' earnings include one-time items. Without these one-time items, diluted earnings per share were $2.45 in 2000 and $2.27 in 1999, an 8% increase. Net of one-time items, Bard's margin of net income to net sales improved to 11.4% from 11.3% in 1999.

Results of Operations - 2000 vs. 1999

Net sales for 2000 totaled $1,098.8 million. Bard reported total net sales for 1999 of $1,036.5 million, a 7% increase over ongoing net product sales in 1998. Price reductions and the impact of a stronger dollar had the effect of reducing 2000 net sales by 1.3% and 2.3%, respectively. Excluding negative currency effects, total net sales would have increased 8% in 2000 and 7% in 1999. Due to these negative currency effects, certain comparisons between 2000 and 1999, where indicated, are made holding currency rates constant.

Sales of vascular products increased 7% in 2000 to $241.2 million. On a constant currency basis, these sales increased 12% over the prior year. The electrophysiology and peripheral technology franchises continued to show strong worldwide growth.

Urology product group sales increased 2% in 2000 to $361.2 million and increased 4% on a constant currency basis over the prior year. Both the Infection Control Foley catheter and brachytheraphy products demonstrated solid sales growth.

Sales of oncology products increased 6% in 2000 to $253.0 million despite the impact of the dialysis catheter recall. Adjusting for the currency impact, these product sales would have increased 8% over the prior year. EndoCinchTM endoscopic suturing system, a device used to treat gastroesophageal reflux disease (GERD) and bronchoscopy products were introduced this year. Gastroenterological products showed particularly strong growth internationally.

Sales of surgery products grew 11% in 2000 to $182.6 million, paced by the mesh product lines, used primarily in hernia repair. On a constant currency basis, these sales increased 12% over the prior year.

Other ongoing product sales grew 12% in 2000 to $60.8 million and increased 13% on a constant currency basis over the prior year. This product group includes irrigation, wound drainage and certain OEM products.

Net sales by product group for the last three years (in thousands) are:

	2000	1999	1998
Vascular	$ 241,200	$ 226,200	$ 209,000
Urology	361,200	353,600	339,800
Oncology	253,000	238,000	213,100
Surgery	182,600	164,500	148,400
Other ongoing products	60,800	54,200	58,600
Total ongoing products	1,098,800	1,036,500	968,900
Divested products	---	---	195,800
Net sales	$ 1,098,800	$ 1,036,500	$ 1,164,700

Sales in the U. S. rose 8% to $788.3 million and represented 72% of total net sales. Surgery products provided the best growth domestically. Sales outside the U.S. increased 2% to $310.5 million and represented 28% of total net sales. Oncology products demonstrated the best growth internationally. For the year, excluding negative currency effects, net sales outside the U.S. would have increased 9%.

Bard markets its products through direct selling organizations and selected distributors throughout the world. The geographic breakdown, in percent, of net sales for each of the last three years is presented below:

	2000	1999	1998
United States	72%	71%	71%
Europe	17%	19%	19%
Japan	5%	5%	5%
Rest of World	6%	5%	5%
Total net sales	100%	100%	100%

Cost of goods sold as a percent of net sales increased to 45.4% in 2000 from 44.6% in 1999. Pricing pressures, the impact of currency, product recalls and lower margin OEM business all contributed to this increase.

As a percent of sales, marketing, selling and administrative expense was 32.0%, essentially flat as compared with the prior-year figure of 31.9%. Research and development expense remained consistent with the prior year at $53.2 million and was complemented by $68.6 million of spending for acquired technologies. Interest expense was $19.3 million in 2000, also consistent with the prior year.

Please refer to Note 9, Other (Income) Expense, Net, of the Notes to Consolidated Financial Statements for a summary of items in this category for the last three years. In 2000, the company announced that it would not exercise its option to acquire the remaining capital stock of Endologix, Inc., a California-based company that had developed an endoluminal graft (ELG) used for the minimally invasive treatment of abdominal aortic aneurysms. As a result, the company recorded a pretax charge of $40.3 million ($0.53 per share after tax) for the write-off of the Endologix option and related assets and liabilities.

The company recorded one-time gains in 2000, 1999 and 1998 related to the series of dispositions of its cardiology product lines. In the first quarter of 2000, the company settled all remaining open issues related to these dispositions and recorded a gain of $15.4 million ($0.19 per share after tax). Please refer to Note 2, Acquisitions and Dispositions, of the Notes to Consolidated Financial Statements for additional disclosure.

The effective tax rate was 30.6% in 2000 and 31.9% in 1999.

Net Income

In 2000, Bard reported net income of $106.9 million or diluted earnings per share of $2.09. Foreign exchange and the company's dialysis catheter recall negatively impacted 2000 results by approximately $0.11 and $0.09 per share, respectively. The company recorded several one-time items during 2000. Excluding the after-tax charge relating to the company's decision not to exercise the Endologix option ($0.53 per share after tax), and the net after-tax gain associated with other one-time items, primarily asset dispositions and legal settlements ($0.17 per share after tax), diluted earnings per share was $2.45.

In 1999, Bard reported net income of $118.1 million or diluted earnings per share of $2.28. Excluding the impact of the after-tax gain on the sale of the cardiopulmonary business of $0.12 per share and the after-tax loss associated with the fourth quarter write-down of impaired assets of $0.11 per share, diluted earnings per share was $2.27.

In 1998, Bard reported net income of $252.3 million or diluted earnings per share of $4.51. Excluding the impact of the after-tax gain on the sale of the cardiology businesses of $2.93 per share, the net after-tax loss from one-time items of $0.13 per share and the after-tax loss from Year 2000 costs of $0.05 per share, diluted earnings per share was $1.76.

Results of Operations - 1999 vs. 1998

Net sales for 1999 totaled $1,036.5 million, which represented a 7% increase over the prior year net sales of ongoing products of $968.9 million. Price reductions and the impact of a stronger dollar had the effect of reducing 1999 reported net sales by 1.1% and 0.4%, respectively.

Sales of vascular products rose 8% in 1999. Peripheral technology and electrophysiology devices showed strong worldwide growth.

Urology product sales grew 4% in 1999. Basic drainage products experienced double-digit growth, fueled by outstanding sales of infection control catheters.

Sales of oncology products increased 12% in 1999. Specialty access devices showed good growth particularly in international markets.

Sales of surgery products grew 11% in 1999, propelled by high worldwide growth of mesh products, used primarily for hernia repair.

Net sales in the U.S. of ongoing products rose 7% to $730.8 million. The oncology and surgery products provided the best growth.

Net sales of ongoing products outside the U.S. increased 7% to $305.7 million with growth demonstrated by vascular and oncology products.

Cost of goods sold as a percent of net sales declined from 47.6% in 1998 to 44.6% in 1999. This improvement was due to the company's manufacturing restructuring programs and the divestitures of the lower margin cardiology businesses.

Marketing, selling and administrative expense declined 13% in 1999. As a percent of net sales, these expenses declined to 31.9% from 32.6% in 1998. This reduction was attributed to the cardiology divestitures and improved efficiency in the company's sales and administration efforts. Reported research and development expense declined 26% in 1999 due to the impact of the cardiology divestiture.

Interest expense declined 27% in 1999 due to lower average debt levels and improved operating cash flow.

Other (income) expense, net, in 1999 included a pretax charge of $8.4 million for the write-down of impaired assets.

The company recorded one-time gains in both 1999 and 1998 related to the dispositions of its cardiology businesses. A pretax gain of $9.2 million was recorded in the fourth quarter of 1999 and a pretax gain of $329.2 million was recorded in the fourth quarter of 1998. Please refer to Note 2, Acquisitions and Dispositions, of the Notes to Consolidated Financial Statements for additional disclosure.

The effective tax rate was 31.9% in 1999 and 45.7% in 1998. The 1998 effective tax rate was impacted by the disposition of the cardiology business, which was taxed at approximately a 50% rate.

Net Income

In 1999, net income was $118.1 million or diluted earnings per share of $2.28. Excluding the impact of the after-tax gain on the sale of the cardiopulmonary business of $0.12 per share and the after-tax loss from the fourth quarter write-down of impaired assets of $0.11 per share, diluted earnings per share was $2.27.

Financial Condition and Liquidity

Bard's financial condition remains strong. Total debt was $205.1 million at December 31, 2000, down from $288.7 million at December 31, 1999. This decrease was the result of improved operating cash flow and the repayment of certain 1999 year-end contingent borrowings. Total debt to total capitalization was 25.0% at December 31, 2000, compared to 33.5% at December 31, 1999, while net debt, or debt less cash and short-term investments, to total capitalization was 12.2% at December 31, 2000, compared to 25.1% at December 31, 1999. Shareholders' investment was impacted in 2000 by the repurchase of $17.8 million of common stock.

In 2000, the company replaced its maturing $300 million committed credit facility with a $200 million five-year committed credit facility that matures in May 2005 and a $100 million 364-day committed credit facility that matures in May 2001. These facilities support an actively used commercial paper program. These facilities carry variable market rates of interest and require annual commitment fees. At December 31, 2000, there were no borrowings under these facilities. Bard maintains uncommitted credit lines with banks for short-term cash needs and these lines were used as needed during the last three years. At December 31, 2000, the unused uncommitted lines of credit totaled $75.0 million.

Cash provided from operations continued to be the company's primary source of funds to finance operating needs, capital expenditures and dividend payments. The company believes it could borrow adequate funds at competitive terms and rates, should it be necessary. This overall financial strength gives Bard sufficient financing flexibility.

Total cash outlays made for the purchase of businesses, patents, trademarks, purchase rights, and other related items were approximately $69 million in 2000, $48 million in 1999 and $50 million in 1998. The majority of these investments were for intangible assets, reflecting the premium over book value for these purchases. These cash outlays were financed with cash from operations and additional debt.

Periodically, the company purchases its common stock in the open market to provide shares for issuance under various employee stock plans. In connection with the announced sale of the cardiology businesses, the Board of Directors in July of 1998 authorized the purchase from time to time of up to 10 million shares of common stock. Total shares purchased were 420,300 in 2000, 1,629,600 in 1999, and 6,295,200 in 1998.

Foreign Currency Risk

The company periodically enters into foreign exchange contracts and options to reduce its exposure to fluctuations in currency values. Contracts have been exclusively for the forward purchase of, and options in, currencies in which the company has known or anticipated sales or payments. Monetary assets of the company held in foreign currencies have relatively short maturities and are denominated in currencies that have not experienced wide, short-term fluctuations in their equivalent U.S. dollar values. Please refer to Note 4, Short-Term Borrowings and Long-Term Debt, of the Notes to Consolidated Financial Statements for details of the company's foreign exchange contracts.

On January 1, 1999, the eleven original member countries of the European Union began the transition to a common currency, the Euro. These participating countries expect the Euro transition to be completed by July 2002. The company continues to evaluate potential Euro-related issues including pricing/marketing strategy, conversion of computer systems, existing contracts and currency risk in the participating countries. At the present time, management does not believe the Euro conversion will have a materially adverse impact on our business.

Restructuring

In January 2001, the company announced a series of strategic initiatives aimed at providing greater operating efficiencies, enhancing future funding of research and development and accelerating long-term revenue growth.

These initiatives include the consolidation of all nonmanufacturing U.S. operations into a single location in central New Jersey. In addition, the company will begin a multiyear project to substantially reduce the number of manufacturing facilities worldwide. Finally, the company is exploring alternatives for the consolidation of international administrative functions.

The company expects that the New Jersey consolidation and the manufacturing restructuring will require up to three years to complete and will require a net cash investment of between $140 and $150 million for facilities, software and related infrastructure including personnel costs. The majority of these investments will occur in 2002 and 2003. The company anticipates both one-time charges and incremental operating expenses of approximately $21 million or $0.30 per share after tax in 2001. These costs would be associated with the first phase of the company's manufacturing consolidation project.

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained herein or in other company documents and certain statements that may be made by management of the company orally may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Because actual results are affected by risks and uncertainties, the company cautions investors that actual results may differ materially from those expressed or implied. It is not possible to predict or identify all such risks and uncertainties, but factors that could cause the actual results to differ materially from expected and historical results include, but are not limited to: health care industry consolidation resulting in customer demands for price concessions and contracts that are more complex and have longer terms; competitive factors, including competitors' attempts to gain market share through aggressive marketing programs, the development of new products or technologies by competitors and technological obsolescence; reduction in medical procedures performed in a cost-conscious environment; the lengthy approval time by the FDA or other government authorities to clear medical devices for commercial release; unanticipated product failures; legislative or administrative reforms to the U.S. Medicare and Medicaid systems or other U.S. or non-U.S. reimbursement systems in a manner that would significantly reduce reimbursements for procedures using the company's medical devices; the acquisition of key patents by competitors that would have the effect of excluding the company from new market segments; the uncertainty of whether increased research and development expenditures will result in increased sales; unpredictability of existing and future litigation including litigation regarding product liability such as claims of alleged personal injuries as a result of exposure to natural rubber latex gloves distributed by the company as well as other product liability matters, and intellectual property matters and disputes on agreements which arise in the ordinary course of business; government actions or investigations affecting the industry in general or the company in particular; future difficulties obtaining product liability insurance on reasonable terms; efficacy or safety concerns with respect to marketed products, whether scientifically justified or not, that may lead to product recalls, withdrawals or declining sales; uncertainty related to tax appeals and litigation; future difficulties obtaining necessary components used in the company's products and/or price increases from the company's suppliers of critical components; economic factors that the company has no control over, including changes in inflation, foreign currency exchange rates and interest rates; other factors that the company has no control over, including earthquakes, floods, fires and explosions; risks associated with maintaining and expanding international operations; and the risk that the company may not achieve manufacturing or administrative efficiencies as a result of the company's restructuring, the integration of acquired businesses or divestitures. The company assumes no obligation to update forward-looking statements as circumstances change. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q, 8-K and 10-K reports.

Item 8. Financial Statements and Supplementary Data

Report of Independent Public Accountants

To the Shareholders and Board of Directors of C. R. Bard, Inc.:

We have audited the accompanying consolidated balance sheets of C. R. Bard, Inc. (a New Jersey corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C. R. Bard, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Roseland, New Jersey

January 23, 2001

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(thousands of dollars except per share amounts)

	For the Years Ended December 31,
	2000	1999	1998
Net sales	$1,098,800	$1,036,500	$1,164,700
Costs and expenses:
Cost of goods sold	499,300	462,300	554,100
Marketing, selling and administrative	352,000	330,500	379,200
Research and development	53,200	53,800	72,700
Interest expense	19,300	19,300	26,400
Gain from dispositions of cardiology businesses	(15,400)	(9,200)	(329,200)
Other (income) expense, net	36,400	6,500	(2,900)
Total costs and expenses	944,800	863,200	700,300
Income before taxes	154,000	173,300	464,400
Income tax provision	47,100	55,200	212,100
Net income	$106,900	$ 118,100	$ 252,300
Basic earnings per share	$ 2.11	$ 2.31	$ 4.54
Diluted earnings per share	$ 2.09	$ 2.28	$ 4.51

The accompanying notes to consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

(thousands of dollars except share and per share amounts)
			Capital		Accumulated
			In Excess		Other
	Common Stock		Of Par	Retained	Comprehen-	Unearned
	Shares	Amount	Value	Earnings	sive Loss	Compensation	Total
Balance at December 31, 1997	56,784,551	$ 14,100	$ 101,100	$ 506,700	$ (38,500)	$ (10,300)	$ 573,100
Net income				252,300			252,300
Currency translation adjustments					15,400		15,400
Comprehensive income							267,700
Cash dividends ($.74 per share)				(41,500)			(41,500)
Treasury stock retired	(6,295,200)	(1,400)		(262,700)			(264,100)
Employee stock plans	1,008,213	200	31,200	(1,200)		2,200	32,400
Balance at December 31, 1998	51,497,564	12,900	132,300	453,600	(23,100)	(8,100)	567,600
Net income				118,100			118,100
Currency translation adjustments					(25,500)		(25,500)
Comprehensive income							92,600
Cash dividends ($.78 per share)				(40,100)			(40,100)
Treasury stock retired	(1,629,600)	(400)		(82,300)			(82,700)
Employee stock plans	913,893	200	21,200	24,200		(8,700)	36,900
Balance at December 31, 1999	50,781,857	12,700	153,500	473,500	(48,600)	(16,800)	574,300
Net income				106,900			106,900
Currency translation adjustments					(31,600)		(31,600)
Comprehensive income							75,300
Cash dividends ($.82 per share)				(41,800)			(41,800)
Treasury stock retired	(420,300)	(100)		(17,700)			(17,800)
Employee stock plans	547,057	100	23,800	(1,500)		1,500	23,900
Balance at December 31, 2000	50,908,614	$ 12,700	$ 177,300	$ 519,400	$ (80,200)	$ (15,300)	$ 613,900

The accompanying notes to consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(thousands of dollars except share and par amounts)
ASSETS	December 31,
Current assets:	2000	1999
Cash	$ 21,300	$ 17,300
Short-term investments	98,400	78,600
Accounts receivable, less reserve of $14,500 and $11,400, respectively	195,800	212,900
Inventories	193,500	204,000
Other current assets	17,600	16,300
Total current assets	526,600	529,100
Property, plant and equipment, at cost
Land	5,800	10,800
Buildings and improvements	116,700	122,000
Machinery and equipment	159,100	159,800
	281,600	292,600
Less - accumulated depreciation and amortization	126,100	122,900
Net property, plant and equipment	155,500	169,700
Intangible assets, net of amortization	356,200	337,000
Other assets	50,900	90,600
	$ 1,089,200	$ 1,126,400
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$ 800	$ 130,300
Accounts payable	56,000	54,300
Accrued compensation and benefits	40,000	39,300
Accrued expenses	96,200	96,500
Federal and foreign income taxes	31,500	32,100
Total current liabilities	224,500	352,500
Long-term debt	204,300	158,400
Other long-term liabilities	46,500	41,200
Commitments and contingencies	- - -	- - -
Shareholders' investment:
Preferred stock, $1 par value, authorized 5,000,000 shares; none issued	- - -	- - -
Common stock, $.25 par value, authorized 300,000,000 shares; issued and outstanding 50,908,614 shares in 2000, 50,781,857 shares in 1999	12,700	12,700
Capital in excess of par value	177,300	153,500
Retained earnings	519,400	473,500
Accumulated other comprehensive loss	(80,200)	(48,600)
Unearned compensation	(15,300)	(16,800)
Total shareholders' investment	613,900	574,300
	$ 1,089,200	$ 1,126,400

The accompanying notes to consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(thousands of dollars)
	For the Years Ended December 31,
	2000	1999	1998
Cash flows from operating activities:
Net income	$106,900	$118,100	$252,300
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	49,600	49,100	58,700
Net gain on product line sales and asset dispositions, net of tax	(16,000)	(6,000)	(149,200)
Deferred income taxes	14,000	16,300	(26,300)
Expenses under stock plans	5,800	6,000	3,600
Other noncash items	36,000	11,200	31,400
Changes in assets and liabilities net of acquired businesses:
Accounts receivable	1,900	(3,600)	9,200
Inventories	2,500	(28,700)	(12,200)
Other assets	2,100	23,300	17,500
Current liabilities, excluding debt	(1,200)	(86,300)	27,200
Other long-term liabilities	5,100	(8,900)	(4,000)
Net cash provided by operating activities	206,700	90,500	208,200
Cash flows from investing activities:
Capital expenditures	(19,400)	(26,100)	(43,800)
Net proceeds from sales of product lines	32,000	9,000	449,300
Payments made for purchases of businesses	(46,800)	- - -	(17,500)
Patents, trademarks and other	(21,800)	(47,700)	(32,000)
Net cash (used in) provided by investing activities	(56,000)	(64,800)	356,000
Cash flows from financing activities:
Common stock issued for options and benefit plans	19,700	22,500	28,800
Purchase of common stock	(17,800)	(82,700)	(264,100)
Proceeds from (repayments of) long-term borrowings, net	46,400	(1,000)	(180,800)
(Repayments of) proceeds from short-term borrowings, net	(129,400)	128,500	(101,000)
Dividends paid	(41,800)	(40,100)	(41,500)
Net cash (used in) provided by financing activities	(122,900)	27,200	(558,600)
Effect of exchange rate changes on cash	(6,400)	(1,400)	(800)
Cash and cash equivalents:
Net increase during the year	21,400	51,500	4,800
Balance at January 1	92,700	41,200	36,400
Balance at December 31	$114,100	$ 92,700	$ 41,200

The accompanying notes to consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

C. R. Bard, Inc. (the "company" or "Bard") is a leading multinational developer, manufacturer and marketer of health care products. The company markets its products worldwide to hospitals, individual health care professionals, extended care facilities and alternate site facilities. Bard holds strong positions in products used for vascular, urological and oncological diagnosis and intervention. Bard also has a surgical products group.

1. Significant Accounting Policies

Consolidation The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The accounts of most foreign subsidiaries are consolidated as of November 30. No events occurred related to these foreign subsidiaries in December 2000, 1999 or 1998 that materially affected the financial position or results of operations. Unincorporated joint ventures are recorded under the equity method of accounting. The company has a 50% ownership in Medicon, a Japanese joint venture. The company's investment in Medicon was $10,500,000 at December 31, 2000 and $7,600,000 at December 31, 1999.

Foreign Currency Translation Financial statements of foreign subsidiaries are translated into U.S. dollars at current rates, except that the revenues, costs and expenses are translated at average current rates during each reporting period. Net exchange gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany transactions of a long-term investment nature are accumulated and credited or charged directly to a separate component of shareholders' investment.

Revenue Recognition The company recognizes revenue from product sales when the goods are shipped to its customers. For certain products, the company maintains consigned inventory at customer locations. For these products, revenue is recognized at the time the company is notified that the product has been used by the customer.

Earnings Per Share "Basic earnings per share" represents net income divided by the weighted average shares outstanding. "Diluted earnings per share" represents net income divided by weighted average shares outstanding adjusted for the incremental dilution of outstanding employee stock options and awards. Unless indicated otherwise, per share amounts are calculated on a diluted basis.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Significant Accounting Policies (continued)

 A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:
	2000	1999	1998
Average common shares outstanding	50,699,133	51,183,473	55,566,453
Incremental common shares issuable: stock options and awards	522,535	698,436	403,620
Average common shares outstanding assuming dilution	51,221,668	51,881,909	55,970,073

Approximately 2,000,000 potentially dilutive shares have been excluded from diluted average common shares outstanding because their effect would be antidilutive. As part of the company's periodic program of share repurchases, approximately 320,000 shares were repurchased between December 31, 2000 and January 23, 2001.

Short-term Investments Short-term investments that have a maturity of ninety days or less are considered cash equivalents and amounted to $92,800,000 and $75,400,000 as of December 31, 2000 and 1999, respectively. Short-term investments are stated at cost, which approximates their market value.

Inventories Inventories are stated at the lower of cost or market. Certain domestic inventories are accounted for using the last-in-first-out ("LIFO") method of determining costs. All other inventories are accounted for using the first-in-first-out ("FIFO") method. Due to changing technologies and cost containment the difference between the valuation under the LIFO method and the FIFO method is not significant. The following is a summary of inventories at December 31:

(thousands of dollars)	2000	1999
Finished goods	$ 98,200	$ 105,600
Work in process	64,100	66,900
Raw materials	31,200	31,500
Total	$ 193,500	$ 204,000

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies (continued)

Long-lived Assets The company periodically evaluates its long-lived assets to determine whether an impairment has occurred. If this evaluation indicates that the remaining estimated useful life of an asset requires revision or that an asset is unrecoverable, the carrying amount of the asset is reduced by the estimated shortfall of cash flows on a discounted basis. Please refer to Note 9, Other (Income) Expense, Net, for a discussion of the company's asset impairment charges.

Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. Depreciation is computed over the estimated useful lives of depreciable assets using the straight-line method. Useful lives for property and equipment are as follows:
Buildings and improvements	5 to 40 years
Machinery and equipment	5 to 8 years

Depreciation expense was approximately $24,800,000 in 2000, $25,900,000 in 1999 and $28,500,000 in 1998.

Goodwill is amortized using the straight-line method over periods of 15-40 years as appropriate. Other intangible assets are amortized primarily over periods of 2-15 years, as appropriate. The largest item in goodwill relates to the company's acquisition of IMPRA in 1996. The net amount of goodwill for IMPRA was approximately $124,800,000 and $128,400,000 at December 31, 2000 and 1999, respectively.

As of December 31, intangible assets include the following:

(thousands of dollars)	2000	1999
Goodwill	$379,900	$350,300
Other intangibles (primarily patents)	194,900	180,500
Less accumulated amortization	(218,600)	(193,800)
Intangible assets, net	$356,200	$337,000

Amortization expense was approximately $24,800,000 in 2000, $23,200,000 in 1999 and $30,200,000 in 1998.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies (continued)

Concentrations of Credit Risk Financial instruments, which potentially subject the company to significant concentrations of credit risk, consist principally of cash investments and trade accounts receivable.

The company maintains cash and cash equivalents, investments, and certain other financial instruments with various major financial institutions. The company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any one institution.

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

Sales to distributors, which supply the company's products to many end users, accounted for approximately 38% of the company's net sales in 2000, and the five largest distributors combined accounted for approximately 63% of such sales.

Derivative Instruments The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by Statement of Financial Accounting Standards No. 138, ("FAS 133"). FAS 133 is effective for Bard as of January 1, 2001. FAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. FAS 133 requires that changes in the derivative's fair value be recognized in either income or other comprehensive income, depending on the designated purpose of the derivative. The company does not believe the adoption of FAS 133 will have a material effect on its consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies (continued)

Use of Estimates The preparation of the company's consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Reclassifications Certain prior-year amounts have been reclassified to conform with the current year presentation.

2. Acquisitions and Dispositions

Cardiology Dispositions In 1998, the company announced a series of strategic dispositions of its cardiology businesses. The first in the series was the company's 1998 sale of its cardiac cath lab business. This sale resulted in a 1998 pretax gain of $329.2 million ($3.03 per share after tax). Following the sale of the cardiac cath lab business, the company completed in 1999 the sale of its cardiopulmonary business. This disposition resulted in a 1999 pretax gain of $9.2 million ($0.12 per share after tax). In the first quarter of 2000, the company settled all remaining open issues related to the 1998 dispositions of its cardiology businesses and recorded a pretax gain of $15.4 million ($0.19 per share after tax).

Endologix In 1999, the company entered into an exclusive agreement with Endologix, Inc., a California-based company that had developed an endoluminal graft (ELG) used for the minimally invasive treatment of abdominal aortic aneurysms. The agreement, as amended, included an exclusive and irrevocable option to acquire before the end of 2000 all of the remaining capital stock of Endologix, Inc. not already owned by Bard for approximately $42 million. On December 14, 2000 the company announced that it would not exercise its option to acquire the remaining stock of Endologix, Inc. The company recorded a pretax charge of $40.3 million ($0.53 per share after tax) for the write-off of the Endologix options and related assets and liabilities. Please refer to Note 9, Other (Income) Expense, Net.

In addition to the items described above, in 1998 the company reported a pretax loss of $17.5 million ($0.18 per share after tax) on the sale of several other product lines (including the loss on the sale of the Diagnostic Sciences Division.)

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Income Tax Expense

Income tax expense consists of the following:

(thousands of dollars)	2000	1999	1998
Current provision:
Federal	$ 14,500	$ 22,200	$ 205,200
Foreign	14,400	11,300	10,700
State	4,200	5,400	22,500
	33,100	38,900	238,400
Deferred provision:
Federal	13,300	16,400	(29,800)
Foreign	(100)	(600)	2,800
State	800	500	700
	14,000	16,300	(26,300)
Total	$ 47,100	$ 55,200	$ 212,100

Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates, applicable to future years, to differences between the financial reporting and the tax basis of assets and liabilities. At December 31, 2000, the company's net deferred tax assets amounted to approximately $19,800,000, which are recorded in other current assets and other assets. This amount principally comprises the tax effects of the differences between tax and financial accounting treatment of employee benefits of $15,300,000, accrued expenses and other temporary differences of $11,500,000, offset by the effect of accelerated depreciation of $7,000,000.

The following is a reconciliation between the effective tax rates and the statutory rates, excluding the impact of the gain from the disposition of the cardiology businesses in 1998 which was taxed at approximately a 50% rate:
	2000	1999	1998
U.S. federal statutory rate	35%	35%	35%
State income taxes net of federal income tax benefits	3	3	3
Operations taxed at less than the U.S. statutory rate	(9)	(8)	(8)
Other, net	2	2	5
Effective tax rate	31%	32%	35%

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Income Tax Expense (continued)

Cash payments for income taxes were $30,200,000, $52,500,000 and $183,100,000 in 2000, 1999 and 1998, respectively. The company has not provided for federal income taxes on the undistributed earnings of its foreign operations as it is the company's intention to permanently reinvest undistributed earnings (approximately $644,800,000 as of December 31, 2000).

4. Short-Term Borrowings and Long-Term Debt

The company maintains uncommitted lines of credit, a commercial paper program and committed credit facilities that support the company's commercial paper program. The committed facilities can also be used for other corporate purposes. Commercial paper borrowings amounted to $47,100,000 and $129,400,000 at December 31, 2000 and 1999, respectively. The maximum amount of commercial paper outstanding during 2000 was approximately $131,300,000 with an average outstanding balance of $89,500,000 and an effective interest rate of 6.51%.

At December 31, 2000, the company had no short-term uncommitted borrowings and had available unused lines under its uncommitted lines of credit of $75,000,000. In 2000, the company replaced its maturing $300 million committed credit facility with a $200 million five-year committed facility that matures in May 2005 and a $100 million 364-day committed facility that matures in May 2001. At December 31, 2000 there were no borrowings under these facilities, which carry a variable market rate of interest and require an annual commitment fee. The entire balance of commercial paper outstanding at December 31, 2000 was classified as long-term debt since the company has both the intention and ability through its renegotiated committed credit lines to refinance these amounts on a long-term basis.

The following is a summary of long-term debt at December 31:

(thousands of dollars)	2000	1999
6.70% notes due 2026	$ 149,900	$ 149,900
7.80% mortgage loan	2,900	4,200
Commercial paper classified as long-term debt	47,100	---
Other long-term debt	5,200	5,200
	205,100	159,300
Less: amounts classified as current	800	900
Total	$ 204,300	$ 158,400

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Short-Term Borrowings and Long-Term Debt (continued)

The 6.70% notes due 2026 may be redeemed at the option of the note holder on December 1, 2006, at a redemption price equal to the principal amount. The market value of the notes approximates $141,200,000 at December 31, 2000. Interest expense in 2000, 1999 and 1998 approximated the cash outlay in each year. At December 31, 2000, the aggregate maturities of long-term debt were as follows: 2001 - $800,000; 2002 - $800,000; 2003 - $800,000; 2004 - $4,100,000; 2005 - $47,100,000; 2006 and thereafter - $151,500,000.

Certain of the company's debt agreements contain customary representations, warranties and default provisions as well as restrictions that, among other things, require the maintenance of minimum net worth and operating cash flow levels and limit the amount of debt that the company may have outstanding.

In 1999, the company had three deposit loan agreements with a bank, through which $50,000,000 had been borrowed at average floating rates with various maturity dates. At maturity, the loans were to be repaid through matured certificates of deposit held by the company at the same bank. Because the company had the right of offset under these agreements and it was the company's intention to present these certificates of deposit for repayment of these loans at their maturity, the borrowings were offset against these certificates of deposit in the December 31, 1999 consolidated balance sheet. In addition, during 1999 the related interest income was offset against the related interest expense. During 2000, the company terminated these agreements.

The company enters into foreign exchange forward contracts and options to help reduce the exposure to fluctuations between certain currencies. At December 31, 2000 there were forward contracts outstanding with a notional amount of approximately $500,000. At December 31, 1999 there were forward contracts outstanding with a notional amount of approximately $600,000. These contracts create limited earnings volatility because gains and losses associated with exchange rate movements are generally offset by movements in the underlying hedged item. See Note 1, Significant Accounting Policies for a discussion of Derivative Instruments.

5. Commitments and Contingencies

The company is subject to various legal proceedings and claims, including claims of alleged personal injuries as a result of exposure to natural rubber latex gloves distributed by the company and other product liability matters, intellectual property matters and disputes on agreements which arise in the ordinary course of business. The company believes that these legal matters will likely be disposed of over an extended period of time and should not have a material adverse impact on the company's consolidated financial position or results of operations.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Commitments and Contingencies (continued)

The company is committed under noncancelable operating leases involving certain facilities and equipment. The minimum annual rentals under the terms of these leases are as follows: 2001 - $20,100,000; 2002 - $17,100,000; 2003 - $15,200,000; 2004 - $12,500,000; 2005 - $3,200,000 and thereafter - $5,100,000. Total rental expense for all leases approximated $20,600,000 in 2000, $19,600,000 in 1999 and $20,100,000 in 1998.

6. Stock Rights

In October 1995, the company's Board of Directors declared a dividend distribution of one Common Share Purchase Right (the "Rights") for each outstanding share of Bard common stock. These Rights, which will expire in October 2005, trade with the company's common stock. Such Rights are not presently exercisable and have no voting power. In the event a person acquires 20% or more, or makes a tender or exchange offer for 30% or more of Bard's common stock, the Rights detach from the common stock and become exercisable and entitle a holder to buy one share of common stock at $120.00 (adjustable to prevent dilution).

If, after the Rights become exercisable, Bard is acquired or merged, each Right will entitle its holder to purchase $240 market value of the surviving company's stock for $120, based upon the current exercise price of the Rights. The company may redeem the Rights, at its option, at $0.05 per Right, prior to a public announcement that any person has acquired beneficial ownership of at least 20% of Bard's common stock. These Rights are designed primarily to encourage anyone interested in acquiring Bard to negotiate with the Board of Directors. There are 60 million shares of common stock reserved for issuance upon exercise of the Rights.

7. Shareholders' Investment

The company grants stock options, stock awards and restricted stock under various plans to certain directors, officers and employees. At December 31, 2000, approximately 581,000 shares were reserved for issuance under these plans. In addition, the company has two share purchase plans.

Stock Options The company grants stock options to directors and certain officers and employees at prices equal to the market value of the shares at the date of grant. Currently outstanding options become exercisable over a four to nine year period. Certain option grants in 1997 and substantially all option grants in 1998, 1999 and 2000 have acceleration features based upon performance criteria. During 1999, the company made a special award of approximately 661,500 performance-based stock options at a price equal to the market value of the shares at the date of grant. These performance-based stock options become exercisable on their ninth anniversary after the date of grant or on an accelerated basis when the company reaches certain performance criteria.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Shareholders' Investment (continued)

The following tables summarize information about stock option activity and amounts:
				Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding December 31, 1997				3,660,342	$29.83
(1,769,062 exercisable)
Granted				754,762	$40.19	$12.05
Exercised				(872,442)	$27.46
Canceled				(189,317)	$34.36
Options outstanding December 31, 1998				3,353,345	$32.55
(1,905,996 exercisable)
Granted				1,432,212	$49.74	$15.03
Exercised				(704,233)	$30.65
Canceled				(144,510)	$32.20
Options outstanding December 31, 1999				3,936,814	$39.13
(2,271,744 exercisable)
Granted				832,992	$49.98	$15.87
Exercised				(396,593)	$31.06
Canceled				(167,773)	$44.16
Options outstanding December 31, 2000				4,205,440	$41.84
(2,043,641 exercisable)

Range of Exercise Prices	Number Outstanding at 12/31/00	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable at 12/31/00	Weighted Average Exercise Price
$10 to 30	702,334	3.1	$26.54	699,834	$26.53
$30 to 35	329,288	5.0	$32.85	326,980	$32.84
$35 to 40	586,370	5.9	$37.16	517,240	$37.16
$40 to 45	560,688	7.6	$40.77	455,988	$40.36
$45 to 50	712,267	8.5	$48.15	17,037	$48.73
$50 to 55	1,314,493	8.6	$51.38	26,562	$51.50
$10 to 55	4,205,440	6.9	$41.84	2,043,641	$33.83

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Shareholders' Investment (continued)

In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), the fair value of stock-based compensation is estimated on the date of grant using the Black-Scholes option-pricing model for pro forma disclosure purposes.

	2000	1999	1998
Dividend yield	2%	2%	2%
Risk-free interest rate	5.06%	6.58%	4.75%
Expected option life in years	5.3	5.2	5.8
Expected volatility	32%	28%	29%

As permitted by FAS 123, the company has chosen to continue accounting for stock options at their intrinsic value. Accordingly, no compensation expense has been recognized for its stock option plans. Had the fair value method of accounting been applied to the company's stock option plans, the tax-affected impact would be as follows:
(thousands of dollars except per share amounts)	2000	1999	1998
Net income as reported	$106,900	$118,100	$252,300
Pro forma net income	$ 99,400	$111,300	$247,400
Diluted earnings per share as reported	$ 2.09	$ 2.28	$ 4.51
Pro forma diluted earnings per share	$ 1.94	$ 2.15	$ 4.42

This pro forma impact takes into account only options granted since January 1, 1995 and increases as additional options are granted and amortized ratably over the vesting period.

Stock Purchase Plans Under the company's management stock purchase plan, management-level employees are granted the right to purchase the company's stock with their annual bonus at a discounted price. Restrictions limit the sale or transfer of these shares during a three-year period from the purchase date. Certain shares may be forfeited if the employee terminates during this three-year period. In 2000, employees purchased approximately 123,000 shares at a per share price of $32.53. In 1999, employees purchased approximately 122,000 shares at a per share price of $28.43. The company recorded compensation expense related to existing and anticipated stock purchases of $1,500,000 and $1,300,000 for the years ended December 31, 2000 and 1999, respectively. The unamortized portion was $800,000 at December 31, 2000 and 1999.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Shareholders' Investment (continued)

Under the company's employee stock purchase plan, employees are granted the right to purchase certain amounts of the company's stock at a 15% discount. In 2000 and 1999, employees purchased 29,000 and 28,000 shares, respectively, at a per share price of $41.09 and $40.48, respectively.

Stock Awards The company awards stock to certain key employees and directors. Shares are granted at no cost to the recipients and are distributed in three separate installments. During 2000, the company substituted its stock award program with a cash bonus. Restrictions limit the sale or transfer of stock awards until distributed. During 2000, 1999 and 1998 the company granted approximately 2,000, 21,000 and 25,000 shares, respectively. The fair value of these awards is charged to expense as the shares are distributed. The company recorded compensation expense related to these awards of $500,000, $1,000,000 and $900,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Restricted Stock The company grants restricted stock at no cost to certain management-level employees. Shares are issued to the participants at the date of grant, entitling the participants to dividends and the right to vote their respective shares. Restrictions limit the sale or transfer of currently outstanding shares during a five-year period from the grant date. During 2000, 1999 and 1998 the company granted approximately 77,000, 82,000 and 95,000 shares, respectively, of restricted stock to eligible employees. The fair value of these restricted shares at the date of grant is amortized to expense ratably over the restriction period. The company recorded compensation expense related to restricted stock of $2,800,000, $2,000,000 and $2,900,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The unamortized portion was $7,600,000, $7,000,000 and $5,300,000 at December 31, 2000, 1999 and 1998, respectively.

Performance-Based Restricted Stock During 1999 and 1997 the company granted 152,000 and 130,000 shares, respectively, of performance-based restricted stock to certain officers. Shares were issued at no cost to the officers entitling them to dividends and the right to vote their respective shares. Restrictions that limit the sale or transfer of these shares expire five years after the company achieves certain performance criteria. The estimated fair value of these performance-based restricted shares is adjusted and amortized to expense ratably over the restriction period. The company recorded compensation expense related to performance-based restricted stock of $2,100,000, $1,900,000 and $2,600,000 in 2000, 1999 and 1998, respectively. The unamortized portion was $6,900,000, $9,000,000 and $2,800,000 at December 31, 2000, 1999 and 1998, respectively. As of December 31, 2000, 152,000 shares continued to be subject to performance restrictions.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Postretirement Benefits

The company has defined benefit pension plans that cover substantially all domestic and certain foreign employees. These plans provide benefits based upon a participant's compensation and years of service. In addition, the company has a defined contribution plan covering substantially all domestic employees and a supplemental defined contribution plan for certain officers and key employees. The amounts charged to income for these plans amounted to $11,100,000 in 2000, $10,900,000 in 1999 and $13,500,000 in 1998.

The following tables set forth information relative to the company's defined benefit plans:
(thousands of dollars)	2000	1999
CHANGE IN PROJECTED BENEFIT OBLIGATION
AS OF SEPTEMBER 30:
Projected benefit obligation as of previous year	$123,000	$137,100
Service cost	7,000	7,000
Interest cost	8,200	8,000
Divestitures	- - -	(13,700)
Actuarial (gain)/loss	(5,100)	3,700
Benefits paid	(13,600)	(18,900)
Other	(1,400)	(200)
Projected benefit obligation as of current year	$118,100	$123,000

CHANGE IN PLAN ASSETS AS OF SEPTEMBER 30:	2000	1999
Fair value of plan assets as of previous year	$126,600	$129,100
Actual return	13,100	17,600
Company contribution	7,600	12,600
Divestitures	- - -	(13,700)
Benefits paid	(13,600)	(18,900)
Other	(1,500)	(100)
Fair value of plan assets as of current year	$132,200	$126,600

FUNDED STATUS AS OF DECEMBER 31:	2000	1999
As of current year end	$14,100	$ 3,600
Unrecognized net (gain)/loss	(6,500)	2,700
Unrecognized prior service cost	2,400	3,000
Unrecognized net transition (asset) obligation	(500)	(600)
Prepaid pension obligation	$9,500	$ 8,700

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Postretirement Benefits (continued)

Pension costs related to the defined benefit pension plans for the years ended December 31, 2000, 1999 and 1998 are as follows:

(thousands of dollars)	2000	1999	1998
Service cost	$7,000	$ 7,000	$ 8,300
Interest cost	8,200	8,000	8,800
Expected return on plan assets	(9,500)	(9,300)	(9,000)
Other	900	2,100	800
Net periodic pension cost	$6,600	$ 7,800	$ 8,900

Weighted Average Assumptions:	2000	1999	1998
Discount rate	7.35%	7.13%	6.48%
Expected return on plan assets	8.94%	8.93%	8.94%
Rate of compensation increase	4.85%	4.86%	4.22%

The company does not provide postretirement health care benefits and life insurance coverage except to a limited number of former employees. The amounts charged to income for this plan were approximately $750,000 in 2000, $700,000 in 1999 and $720,000 in 1998. The accumulated postretirement benefit obligation included in other long-term liabilities amounted to $10,100,000 and $10,600,000 for the years ended December 31, 2000 and December 31, 1999, respectively.

Actuarial assumptions included a discount rate of 7.50% and an ultimate health care cost trend rate of 5%. The effect of a 1% annual increase in the assumed cost trend rate would increase the accumulated postretirement benefit obligation at December 31, 2000 by $850,000 and postretirement benefit cost by $62,000. The effect of a 1% annual decrease in the assumed cost trend rate would decrease the accumulated postretirement benefit obligation at December 31, 2000 by $730,000 and postretirement benefit cost by $53,000.

9. Other (Income) Expense, Net

During 2000, the company announced that it would not exercise its option to acquire the remaining capital stock of Endologix, Inc., a California-based company that had developed an endoluminal graft (ELG) used for the minimally invasive treatment of abdominal aortic aneurysms. This decision resulted in a pretax charge of $40,300,000. The net after-tax effect of this charge amounted to $27,200,000 ($0.53 per share after tax).

Additionally during 2000, other (income) expense, net included a net gain of $5,000,000 from the settlement of legal and patent infringement claims, a gain of $11,000,000 from asset dispositions, a charge of $9,300,000 related to the acquisition of several businesses and a charge of $7,300,000 related to other items, including $2,800,000 in contributions. In addition the company settled all

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Other (Income) Expense, Net (continued)

remaining open issues related to the 1998 dispositions of its cardiology businesses and recorded a pretax gain of $15,400,000 ($0.19 per share after tax). The cardiology gain was recorded separately in gain from dispositions of cardiology businesses. The net after-tax effect of these items (excluding the Endologix write-off described above) amounted to an after-tax gain of $8,700,000 ($0.17 per share after tax). The net after-tax effect of all these 2000 items (including the Endologix write-off) amounted to an after-tax charge of $18,500,000 ($0.36 per share after tax).

During 1999, the company recorded a charge of $9,700,000 related to investments made in several ventures no longer deemed to be financially viable. The net after-tax effect of this charge amounted to $6,300,000 ($0.12 per share after tax).

Other income and expense for 1998 includes a net gain of $48,600,000 from patent and legal settlements, a charge of $34,100,000 for the write down of several businesses, a charge of $6,400,000 related to business acquisitions, a charge of $3,200,000 related to a manufacturing restructuring and a charge of $10,100,000 related to other items including the retiring of $60,000,000 of long-term debt. The net after-tax effect of these items amounted to an after-tax loss of $7,100,000 ($0.13 per share after tax).

Other (income) expense, net in the Consolidated Statements of Income is summarized as follows:
(thousands of dollars)	2000	1999	1998
Interest income	$ (3,700)	$ (2,100)	$ (6,000)
Foreign exchange gains	(800)	(900)	(2,100)
Legal and patent settlements, net	(5,000)	- - -	(48,600)
Endologix write-off and asset impairments	40,300	9,700	34,100
Gains from asset dispositions	(11,000)	- - -	- - -
Acquired R&D	9,300	- - -	6,400
Restructuring	- - -	- - -	3,200
Other, net	7,300	(200)	10,100
Total	$ 36,400	$ 6,500	$ (2,900)

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Segment Information (continued)
(thousands of dollars)	2000	1999	1998
Sales:
Vascular	$ 241,200	$ 226,200	$ 209,000
Urology	361,200	353,600	339,800
Oncology	253,000	238,000	213,100
Surgery	182,600	164,500	148,400
Other ongoing products	60,800	54,200	58,600
Total ongoing products	1,098,800	1,036,500	968,900
Divested products	-	-	195,800
Net sales	$1,098,800	$1,036,500	$1,164,700
Income before taxes	$ 154,000	$ 173,300	$ 464,400
Total assets	$1,089,200	$1,126,400	$1,079,800
Capital expenditures	$ 19,400	$ 26,100	$ 43,800
Depreciation and amortization	$ 49,600	$ 49,100	$ 58,700

The following table presents sales of ongoing products by geography based on the location of the external customer:
(thousands of dollars)	2000	1999	1998
United States	$ 788,300	$ 730,800	$ 684,400
Europe	186,300	192,800	182,700
Japan	60,000	53,700	53,800
Rest of World	64,200	59,200	48,000
Total	$1,098,800	$1,036,500	$ 968,900

The following table presents identifiable assets by geography:
(thousands of dollars)	2000	1999	1998
United States	$ 766,400	$ 812,600	$ 767,000
Europe	244,600	233,800	224,100
Japan	600	700	3,900
Rest of World	77,600	79,300	84,800
Total	$1,089,200	$1,126,400	$1,079,800

QUARTERLY FINANCIAL DATA

C. R. BARD, INC. AND SUBSIDIARIES

(thousands of dollars except per share amounts)	1st	2nd	2000 3rd	4th	Year
Net sales	$268,500	$274,600	$275,400	$280,300	$1,098,800
Cost of goods sold	120,300	124,500	126,100	128,400	499,300
Income before taxes	45,500	48,400	49,300	10,800	154,000
Net income	31,500	33,100	34,000	8,300	106,900
Per share information:
Basic earnings per share	$ .62	$ .66	$ .67	$ .16	$ 2.11
Diluted earnings per share	$ .62	$ .65	$ .66	$ .16	$ 2.09

Note: In the first quarter the company settled all remaining open issues related to the 1998 dispositions of its cardiology businesses and recorded a pretax gain of $15,400 ($0.19 per share after tax). In addition the first quarter included a charge of $9,300 ($0.11 per share after tax) related to product line acquisitions and a charge of $5,400 ($0.07 per share after tax) related to legal settlements and research grants. The second quarter included a gain of $5,000 ($0.06 per share after tax) related to legal settlements and asset dispositions. The third quarter included a net gain of $4,100 ($0.04 per share after tax) related primarily to legal settlements and asset dispositions. The fourth quarter included a charge of $40,300 ($0.53 per share after tax) related to not exercising an option to acquire a company involved in product development. In addition the fourth quarter included a net gain of $5,000 ($0.06 per share after tax) related primarily to legal settlements.

(thousands of dollars except per share amounts)	1st	2nd	1999 3rd	4th	Year
Net sales	$ 248,500	$ 257,800	$ 259,500	$270,700	$1,036,500
Cost of goods sold	109,400	114,500	116,200	122,200	462,300
Income before taxes	39,900	41,400	43,900	48,100	173,300
Net income	26,600	28,200	30,100	33,200	118,100
Per share information:
Basic earnings per share	$ .52	$ .55	$ .59	$ .65	$ 2.31
Diluted earnings per share	$ .51	$ .55	$ .58	$ .64	$ 2.28

Note: The fourth quarter included a gain of $9,200 ($0.12 per share after tax) for the sale of the company's cardiopulmonary business and a charge of $8,400 ($0.11 per share after tax) for asset impairments.

C. R. BARD, INC. AND SUBSIDIARIES

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

C. R. BARD, INC. AND SUBSIDIARIES

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors of the Registrant

Information with respect to Directors of the company is incorporated herein by reference to the material contained under the heading "Proposal No. 1 - Election of Directors" in the company's definitive Proxy Statement dated March 9, 2001.

Executive Officers of the Registrant

Information with respect to Executive Officers of the Registrant is on pages I-8 through I-10 of this filing.

Item 11. Executive Compensation

The information contained under the caption "Executive Compensation" in the company's definitive Proxy Statement dated March 9, 2001 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information contained under the captions "Securities Ownership of Certain Beneficial Owners" and "Securities Ownership of Management" in the company's definitive Proxy Statement dated March 9, 2001 is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information contained under the caption "Related Transactions" in the company's definitive Proxy Statement dated March 9, 2001 is incorporated herein by reference.

III-1

C. R. BARD, INC. AND SUBSIDIARIES

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)

l. Financial Statements and Supplementary Data

Included in Part II Item 8 of this report:

Page

II-10 Report of Independent Public Accountants.

II-11 Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998.

II-12 Consolidated Statements of Shareholders' Investment for the years ended

December 2000, 1999 and 1998

II-13 Consolidated Balance Sheets at December 31, 2000 and 1999.

II-14 Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

II-15 Notes to Consolidated Financial Statements.

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

3b Registrant's Bylaws amended as of October 11, 2000 (p. IV-13).

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

C. R. BARD, INC. AND SUBSIDIARIES

3. Exhibits, No. (Continued)

10* William H. Longfield Change of Control Agreement, dated as of July 12, 1989, as amended as of July 13, 1994, filed as Exhibit 10b to the company's 1994 Annual Report on Form 10-K, is incorporated herein by reference.

10a* Hope Greenfield Change of Control Agreement dated as of March 6, 1996, filed as Exhibit 10d to the company's 1995 Annual Report on Form 10-K, is incorporated herein by reference.

10b* E. Robert Ernest Change of Control Agreement, dated as of January 12, 1991, as amended as of July 19, 1994, filed as Exhibit 10f to the company's 1994 Annual Report on Form 10-K, is incorporated herein by reference.

10c* C. R. Bard, Inc. Amended and Restated Supplemental Executive Retirement Agreement With William H. Longfield dated as of October 11, 2000 effective as of January 12, 1994, filed as Exhibit 10c to the company's September 30, 2000 Form 10-Q, is incorporated herein by reference.

10d* C. R. Bard, Inc. 1990 Stock Option Plan, filed as Exhibit 10h to the company's 1993 Annual Report on Form 10-K, is incorporated herein by reference.

10e* C. R. Bard, Inc. 1989 Employee Stock Appreciation Rights Plan, filed as Exhibit 10i to the company's 1993 Annual Report on Form 10-K, is incorporated herein by reference.

10f* C. R. Bard, Inc. Amended Agreement and Plans Trust dated as of September 13, 2000, filed as Exhibit 10f to the company's September 30, 2000 Form 10-Q, is incorporated herein by reference.

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

C. R. BARD, INC. AND SUBSIDIARIES

3. Exhibits, No. (Continued)

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

10n* C. R. Bard, Inc. Long-Term Performance Incentive Plan effective as of January 1, 1977, filed as Exhibit 10r to the company's 1993 Annual Report on Form 10-K, is incorporated herein by reference.

10o* Forms of Deferred Compensation Contract Deferral of Discretionary Bonus, filed as Exhibit 10s to the company's 1993 Annual Report on Form 10-K, is incorporated herein by reference.

10p* Forms of Deferred Compensation Contract Deferral of Salary, filed as Exhibit 10t to the company's 1993 Annual Report on Form 10-K, is incorporated herein by reference.

10q* 1993 Long Term Incentive Plan of C. R. Bard, Inc., as amended effective April 15, 1998, filed as Exhibit 10ad to the company's 1998 Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No. 1-6926, is incorporated herein by reference.

10r* John H. Weiland Change of Control Agreement, dated as of March 11, 1996, filed as Exhibit 10w to the company's 1995 Annual Report on Form 10-K, is incorporated herein by reference.

C. R. BARD, INC. AND SUBSIDIARIES

3. Exhibits, No. (Continued)

10t* Timothy M. Ring Change of Control Agreement, dated as of March 12, 1996, filed as Exhibit 10y to the company's 1995 Annual Report on Form 10-K, is incorporated herein by reference.

10u* Guy J. Jordan Change of Control Agreement, dated as of October 10, 1996, filed as Exhibit 10z to the company's 1996 Annual Report on Form 10-K, is incorporated herein by reference.

10v* Charles P. Grom Change of Control Agreement, dated as of December 11, 1996, filed as Exhibit 10aa to the company's 1996 Annual Report on Form 10-K, is incorporated herein by reference.

10w* Nadia C. Adler Change of Control Agreement, dated as of February 8, 1999, filed as Exhibit 10x to the company's 1998 Annual Report on Form 10-K, is incorporated herein by reference.

10y* Charles P. Slacik Change of Control Agreement, dated as of January 6, 1999, filed as Exhibit 10y to the company's 1998 Annual Report on Form 10-K, is incorporated herein by reference.

10z* C. R. Bard, Inc. Management Stock Purchase Plan, amended as of December 8, 1999, filed as Exhibit 10z to the company's 1999 Annual Report on Form 10-K, is incorporated herein by reference.

10aa* 1998 Employee Stock Purchase Plan, amended as of December 8, 1999, filed as Exhibit 10aa to the company's 1999 Annual Report on Form 10-K, is incorporated herein by reference.

10ab* Retirement Plan for Outside Directors of C. R. Bard, Inc., amended and restated as of September 9, 1992, filed as Exhibit 10ab to the company's 1999 Annual Report on Form 10-K, is incorporated herein by reference.

10ac* Joseph A. Cherry Change of Control Agreement, dated as of June 30, 2000 filed as Exhibit 10ac to the company's June 30, 2000 Form 10-Q, is incorporated herein by reference.

10ad* Susan Alpert, Ph.D., M.D. Change of Control Agreement, dated as of October 10, 2000 filed as Exhibit 10ad to the company's September 30, 2000 Form 10-Q, is incorporated herein by reference.

C. R. BARD, INC. AND SUBSIDIARIES

3. Exhibits, No. (Continued)

10ae* Todd Schermerhorn Change of Control Agreement, dated as of October 14, 1998 filed as Exhibit 10ac to the company's September 30, 1998 Form 10-Q, is incorporated herein by reference.

10af* James Natale Change of Control Agreement, dated as of October 14, 1998 filed as Exhibit 10ad to the company's September 30, 1998 Form 10-Q, is incorporated herein by reference.

12.1 Computation in Support of Ratio of Earnings to Fixed Charges (p. IV-8)

21 Subsidiaries of registrant (p. IV-9)

23 Arthur Andersen LLP consent to the incorporation by reference of their report on Form 10-K into previously filed Forms S-8 and S-3. (p. IV-12)

99 Indemnity agreement between the company and each of its directors and officers, filed as Exhibit 99 to the company's 1993 Annual Report on Form 10-K, is incorporated herein by reference.

* Each of these exhibits listed under the number 10 constitutes a management contract or a compensatory plan or arrangement.

All other exhibits are not applicable.

(b) Reports on Form 8-K

(b) On December 14, 2000 the registrant filed a current report on Form 8-K Item 5 for its press release, "Bard To Allow Endologix Option To Expire".

C. R. BARD, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
C. R. BARD, INC. (Registrant)

	By:	Charles P. Slacik /s/ Charles P. Slacik Senior Vice President and Chief Financial Officer

Date: March 12, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signatures	Title	Date

William H. Longfield /s/	Chairman and	March 12, 2001
William H. Longfield	Chief Executive Officer and Director
(Principal Executive Officer)

Charles P. Slacik /s/	Senior Vice President and	March 12, 2001
Charles P. Slacik	Chief Financial Officer
(Principal Financial Officer)

Charles P. Grom /s/	Vice President and Controller	March 12, 2001
Charles P. Grom	(Principal Accounting Officer)

C. R. BARD, INC. AND SUBSIDIARIES
Signatures	Title	Date
Marc C. Breslawsky /s/ Marc C. Breslawsky	Director	March 12, 2001
William T. Butler, M.D. /s/ William T. Butler, M.D.	Director	March 12, 2001
T. Kevin Dunnigan /s/ T. Kevin Dunnigan	Director	March 12, 2001
Regina E. Herzlinger /s/ Regina E. Herzlinger	Director	March 12, 2001
Robert P. Luciano /s/ Robert P. Luciano	Director	March 12, 2001
Anthony Welters /s/ Anthony Welters	Director	March 12, 2001
Tony L. White /s/ Tony L. White	Director	March 12, 2001