Form 10-Q
period 2001-03-31
BARD C R INC /NJ/
filed 2001-05-15
CIK 9892

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2001

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

Yes	X	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at April 30, 2001
Common Stock - $.25 par value	50,678,321

C. R. BARD, INC. AND SUBSIDIARIES

INDEX

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)
	March 31, 2001	December 31, 2000
ASSETS	(unaudited)
Current Assets:
Cash and short-term investments	$ 128,400	$ 119,700
Accounts receivable, net	192,200	195,800
Inventories	200,500	193,500
Other current assets	18,000	17,600
Total current assets	539,100	526,600
Property, plant and equipment, net	156,800	155,500
Intangible assets, net of amortization	354,800	356,200
Other assets	54,100	50,900
	$1,104,800	$1,089,200
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Short-term borrowings and current maturities of long-term debt	$ 800	$ 800
Accounts payable	52,600	56,000
Accrued expenses	126,700	136,200
Federal and foreign income taxes	39,700	31,500
Total current liabilities	219,800	224,500
Long-term debt	200,500	204,300
Other long-term liabilities	47,000	46,500
Shareholders' Investment
Preferred stock, $1 par value, authorized 5,000,000 shares; none issued	- - -	- - -
Common stock, $.25 par value, authorized 300,000,000 shares; issued and outstanding 50,693,597 shares and 50,908,614 shares	12,700	12,700
Capital in excess of par value	183,500	177,300
Retained earnings	525,400	519,400
Accumulated other comprehensive income	(71,000)	(80,200)
Unamortized expenses under stock plans	(13,100)	(15,300)
	637,500	613,900
	$1,104,800	$1,089,200

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(thousands except per share amounts)

(unaudited)

	For Three Months Ended March 31,
	2001	2000

Net sales	$ 284,800	$ 268,500

Costs and Expenses:
Cost of goods sold	132,500	120,300
Marketing, selling and administrative	87,400	85,500
Research & development	13,600	13,600
Interest expense	4,000	5,300
Gain from dispositions of cardiology businesses	0	(15,400)
Other (income) expense, net	(100)	13,700

Total costs and expenses	237,400	223,000

Income before taxes	47,400	45,500

Provision for income taxes	14,200	14,000

Net income	$ 33,200	$ 31,500

Basic earnings per share	$ 0.65	$ 0.62

Diluted earnings per share	$ 0.65	$ 0.62

Cash dividends per share	$ 0.21	$ 0.20

Average common shares outstanding - basic	50,740	50,609

Average common shares outstanding - diluted	51,256	51,061

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

(dollars in thousands except per share amounts)

(unaudited)
Three Months Ended March 31, 2001	Common Stock		Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income	Unamor- tized Expenses Under Stock Plan	Total
	Shares	Amount
Balance at December 31, 2000	50,908,614	$ 12,700	$ 177,300	$ 519,400	$ (80,200)	$ (15,300)	$ 613,900
Net income				33,200			33,200
Currency translation adjustments/other					9,200		9,200
comprehensive income							42,400
Cash dividends ($.21 per share)				(10,700)			(10,700)
Treasury stock acquired	(381,400)	(100)		(16,500)			(16,600)
Employee stock plans	166,383	100	6,200	---	---	2,200	8,500
Balance at March 31, 2001	50,693,597	$ 12,700	$ 183,500	$ 525,400	$ (71,000)	$ (13,100)	$ 637,500

Three Months Ended March 31, 2000	Common Stock		Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income	Unamor-tized Expenses Under Stock Plan	Total
	Shares	Amount
Balance at December 31, 1999	50,781,857	$ 12,700	$ 153,500	$ 473,500	$ (48,600)	$ (16,800)	$ 574,300
Net income				31,500			31,500
Currency translation adjustments/other					(6,100)		(6,100)
comprehensive income							25,400
Cash dividends ($.20 per share)				(10,200)			(10,200)
Treasury stock acquired	(420,300)	(100)		(17,700)			(17,800)
Employee stock plans	100,648	---	(300)	5,600	---	300	5,600
Balance at March 31, 2000	50,462,205	$ 12,600	$ 153,200	$ 482,700	$ (54,700)	$ (16,500)	$ 577,300

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)
	For The Three Months Ended March 31,
	2001	2000
Cash flows from operating activities:
Net income	$ 33,200	$ 31,500

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,600	12,200
Other noncash items	(4,400)	(1,500)

Changes in assets and liabilities:
Current assets	6,000	3,900
Current liabilities	(4,800)	2,600
Other	700	(2,200)

	44,300	46,500

Cash flows from investing activities:
Capital expenditures	(7,100)	(4,500)
Other long-term investments, net	(5,200)	(27,500)

	(12,300)	(32,000)

Cash flows from financing activities:
Purchase of common stock	(16,600)	(17,800)
Dividends paid	(10,700)	(10,200)
Other financing activities	3,300	(31,500)

	(24,000)	(59,500)

Cash and cash equivalents:
Increase (decrease) during the period	8,000	(45,000)

Balance at January 1,	114,100	92,700

Balance at March 31,	$ 122,100	$ 47,700

The accompanying notes to consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial statements contained in this filing have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and have not been audited. However, C. R. Bard, Inc. ("Bard" or the "company") believes that it has included all adjustments to the interim financial statements, consisting only of normal recurring adjustments, that are necessary to present fairly Bard's financial condition and results of operations at the dates and for the periods presented. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements as filed by the company in its 2000 Annual Report on Form 10-K.

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

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by Statement of Financial Accounting Standards No. 138, ("FAS 133"). FAS 133 was effective for Bard as of January 1, 2001. FAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. FAS 133 requires that changes in the derivative's fair value be recognized in either income or other comprehensive income, depending on the designated purpose of the derivative. The application of FAS 133 did not have a material effect on the financial statements presented herein. In the first quarter 0f 2001, Accumulated Other Comprehensive Income included approximately $200,000 related to the intrinsic value of options.

Use of Estimates

The financial statements and related disclosures have been prepared in conformity with generally accepted accounting principles and, accordingly, include amounts based on estimates and judgments of management with consideration given to materiality. Actual results could differ from those estimates.

Long-Term Debt

In December 1996, the company issued $150,000,000 of 6.70% notes due 2026. These notes may be redeemed at the option of the note holders on December 1, 2006, at a redemption price equal to the principal amount. The market value of these notes was approximately $143,400,000 at March 31, 2001.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Segment Information

The company's management considers its business to be a single segment entity - the manufacture and sale of medical devices. The company's products generally share similar distribution channels and customers. The company designs, manufactures, packages, distributes and sells medical, surgical, diagnostic and patient care devices that are purchased by hospitals, physicians and nursing homes, many of which are used once and discarded. Management evaluates its various global product portfolios on a revenue basis, which is presented below. Management generally evaluates profitability and associated investment on an enterprise-wide basis due to shared infrastructures.

	Three Months Ended March 31,
(dollars in thousands)	2001	2000	% Chg.
Net sales:
Vascular	$ 61,200	$ 58,500	5
Urology	91,900	89,100	3
Oncology	65,000	60,900	7
Surgery	51,400	44,200	16
Other products	15,300	15,800	(3)
Total net sales	$ 284,800	$ 268,500	6

Income before taxes	$ 47,400	$ 45,500

Total assets	$1,104,800	$1,089,200

Capital expenditures	$ 7,100	$ 4,500

Depreciation and amortization	$ 13,600	$ 12,200

The following table represents net sales by geographic region based on the location of the external customer.

	Three Months Ended March 31,
(dollars in thousands)	2001	2000	% Chg.
United States	$208,900	$191,900	9
Europe	45,600	46,900	(3)
Japan	15,300	13,900	10
Rest of World	15,000	15,800	(5)
Total	$284,800	$268,500	6

C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Consolidated net sales for the first quarter of 2001 of $284,800,000 increased 6 percent from the first quarter of 2000 net sales of $268,500,000. Net sales in the U.S. for the first quarter of 2001 were $208,900,000, an increase of 9 percent from the first quarter of 2000. International net sales for the first quarter of 2001 were $75,900,000, a decrease of 1 percent from the first quarter of 2000. Total net sales for the quarter were negatively affected by 2 percent due to foreign currency translation, with international sales being negatively affected by 7 percent.

Vascular net sales for the quarter ended March 31, 2001 increased 5 percent as compared to the same period in 2000, due primarily to growth in net sales of electrophysiology and peripheral technology products. Urological net sales increased by 3 percent for the quarter as compared to the same period in 2000, due primarily to growth in net sales of infection control catheters and brachytheraphy products. Oncology net sales increased 7 percent for the quarter as compared to the same periods in 2000, due primarily to growth in net sales of specialty access products. Surgical net sales increased by 16 percent for the quarter as compared to the same period in 2000, due primarily to growth in net sales of hemostasis and soft tissue repair products.

The company's gross profit margin for the quarter ended March 31, 2001 of 53.5 percent declined from the gross profit margin for the quarter ended March 31, 2000 of 55.2 percent. This decline is primarily due to the impact of foreign currency translation, product mix and manufacturing variances.

In the first quarter of 2001, other (income) expense, net is comprised of interest income and the impact of foreign exchange. In addition to interest income and the impact of foreign exchange, other (income) expense, net in the first quarter of 2000, includes charges of $9,300,000 ($0.11 per share after tax) related to product line acquisitions and $5,400,000 ($0.07 per share after tax) related to legal settlements and research grants. In the first quarter of 2000, the company settled all remaining open issues related to the 1998 dispositions of its cardiology businesses and recorded a gain of $15,400,000 ($.19 diluted per share after tax).

During the first three months of 2001 the company purchased 381,400 of its common shares. During the first three months of 2000, the company acquired 420,300 of its common shares.

Restructuring Charges

In January 2001, the company announced a series of strategic initiatives aimed at providing greater operating efficiencies, enhancing future funding of research and development and accelerating long-term revenue growth. These initiatives include the consolidation of all U.S. nonmanufacturing operations into a single location in central New Jersey. In addition, the company will begin a multiyear project to substantially reduce the number of manufacturing facilities worldwide. Finally, the company is exploring alternatives for the consolidation of international administrative functions.

The company expects that the New Jersey consolidation and the manufacturing restructuring will require up to three years to complete and will require a net cash investment of between $140 and $150 million for facilities, software and related infrastructure, including personnel costs. The majority of these investments will occur in 2002 and 2003. The company anticipates both one-time charges and incremental operating expenses of approximately $21 million, or $0.30 per share after tax, in 2001 associated with the first phase of the company's manufacturing consolidation project.

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

In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Because actual results are affected by risks and uncertainties, the company cautions investors that actual results may differ materially from those expressed or implied. It is not possible to predict or identify all such risks and uncertainties, but factors that could cause the actual results to differ materially from expected and historical results include, but are not limited to: health care industry consolidation resulting in customer demands for price concessions and contracts that are more complex and have longer terms; competitive factors, including competitors' attempts to gain market share through aggressive marketing programs, the development of new products or technologies by competitors and technological obsolescence; reduction in medical procedures performed in a cost-conscious environment; the lengthy approval time by the FDA or other government authorities to clear medical devices for commercial release; unanticipated product failures; legislative or administrative reforms to the U.S. Medicare and Medicaid systems or other U.S. or non-U.S. reimbursement systems in a manner that would significantly reduce reimbursements for procedures using the company's medical devices; the acquisition of key patents by competitors that would have the effect of excluding the company from new market segments; the uncertainty of whether increased research and development expenditures will result in increased sales; unpredictability of existing and future litigation including litigation regarding product liability such as claims of alleged personal injuries as a result of exposure to natural rubber latex gloves distributed by the company as well as other product liability matters, and intellectual property matters and disputes on agreements which arise in the ordinary course of business; government actions or investigations affecting the industry in general or the company in particular; future difficulties obtaining product liability insurance on reasonable terms; efficacy or safety concerns with respect to marketed products, whether scientifically justified or not, that may lead to product recalls, withdrawals or declining sales; uncertainty related to tax appeals and litigation; future difficulties obtaining necessary components used in the company's products and/or price increases from the company's suppliers of critical components; economic factors that the company has no control over, including changes in inflation, foreign currency exchange rates and interest rates; other factors that the company has no control over, including earthquakes, floods, fires and explosions; risks associated with maintaining and expanding international operations; and the risk that the company may not achieve manufacturing or administrative efficiencies as a result of the company's consolidation and restructuring initiatives, the integration of acquired businesses or divestitures. The company assumes no obligation to update forward-looking statements as circumstances change. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q, 8-K and 10-K reports.

C. R. BARD, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

  The registrant held its Annual Meeting of Shareholders on April 18, 2001.

  Proxies for the meeting were solicited pursuant to Regulation 14; there was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement and all such nominees were elected. The results of voting for the two Class II Directors elected for a term of three years to serve until the 2004 Annual Meeting were as follows:

Anthony Welters	For	46,109,330
	Withheld	594,619
Tony L. White	For	46,110,466
	Withheld	593,483

  Briefly described below are each other matter voted upon at the Annual Meeting and the number of affirmative votes, negative votes and abstentions and broker nonvotes with respect to each matter.

    To approve an amendment to, and reapprove certain provisions of, the 1993 Long-Term Incentive Plan of C. R. Bard, Inc.

For	41,855,951
Against	4,588,394
Abstain and Broker Nonvotes	259,604

  To approve an amendment to the 1998 Directors' Stock Award Plan.

For	40,525,495
Against	5,881,851
Abstain and Broker Nonvotes	296,603

  Ratification of appointment of Arthur Andersen LLP as independent public accountants for the year 2001.

For	46,273,702
Against	231,961
Abstain and Broker Nonvotes	198,286

C. R. BARD, INC. AND SUBSIDIARIES

Item 6. Exhibits and Reports on Form 8-K

  Exhibit 10j - Amended and Restated 1988 Directors Stock Award Plan of C. R. Bard, Inc. dated April 18, 2001.

  Exhibit 10q - Amended and Restated 1993 Long Term Incentive Plan of C. R. Bard, Inc. dated as April 18, 2001.

  Exhibit 12.1 - Computation of Ratio of Earnings to Fixed Charges

  On March 14, 2001 the registrant filed a current report on Form 8-K Item 9 affirming previous revenue and earnings guidance.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
C. R. BARD, INC.
(Registrant)
Charles P. Slacik /s/
Charles P. Slacik
Senior Vice President and Chief Financial Officer

Charles P. Grom /s/
Charles P. Grom
Vice President and Controller

Date: May 15, 2001