Form 10-K/A
period 2000-12-31
BARD C R INC /NJ/
filed 2001-06-29
CIK 9892

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

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on form 10-K for the year ended December 31, 2000 as set forth in the pages attached hereto.

Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K.

The following financial statements with respect to the Bard Employees' Savings Trust 401(k) Plan (formerly Employees' Retirement Savings Plan of C. R. Bard, Inc.) (the "Retirement Savings Plan") are filed herewith as Exhibit 99(a) pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, in lieu of filing on Form 11-K:

(a) Report of Independent Public Accountants

(b) Statement of Net Assets Available for Benefits as of December 31, 2000

and 1999

(c) Statement of Changes in Net Assets Available for Benefits for the Year

Ended December 31, 2000

(d) Notes to Financial Statements

(e) Exhibit 23(a) Consent of Independent Public Accountants

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

June 29, 2001