Form 10-Q
period 2001-06-30
BARD C R INC /NJ/
filed 2001-08-14
CIK 9892

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2001

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

Yes	X	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at July 31, 2001
Common Stock - $.25 par value	51,304,766

C. R. BARD, INC. AND SUBSIDIARIES

INDEX

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)
	June 30, 2001	December 31, 2000
ASSETS	(unaudited)
Current Assets:
Cash and short-term investments	$ 149,800	$ 119,700
Accounts receivable, net	184,400	195,800
Inventories	197,200	193,500
Other current assets	18,000	17,600
Total current assets	549,400	526,600
Property, plant and equipment, net	156,300	155,500
Intangible assets, net of amortization	352,700	356,200
Other assets	55,000	50,900
	$1,113,400	$1,089,200
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Short-term borrowings and current maturities of long-term debt	$ 800	$ 800
Accounts payable	45,400	56,000
Accrued expenses	129,200	136,200
Federal and foreign income taxes	36,300	31,500
Total current liabilities	211,700	224,500
Long-term debt	198,700	204,300
Other long-term liabilities	48,500	46,500
Shareholders' Investment
Preferred stock, $1 par value, authorized 5,000,000 shares; none issued	- - -	- - -
Common stock, $.25 par value, authorized 300,000,000 shares; issued and outstanding 50,864,854 shares and 50,908,614 shares	12,700	12,700
Capital in excess of par value	190,800	177,300
Retained earnings	548,800	519,400
Accumulated other comprehensive loss	(86,300)	(80,200)
Unamortized expenses under stock plans	(11,500)	(15,300)
	654,500	613,900
	$1,113,400	$1,089,200

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(thousands except per share amounts)

(unaudited)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2001	2000	2001	2000

Net sales	$ 295,900	$ 274,600	$ 580,700	$ 543,100

Costs and expenses:
Cost of goods sold	138,200	124,500	270,700	244,800
Marketing, selling and administrative expense	93,700	88,400	181,100	173,900
Research and development expense	13,600	14,100	27,200	27,700
Interest expense	3,700	5,200	7,700	10,500
Gain from dispositions of cardiology businesses	0	0	0	(15,400)
Other (income) expense, net	(3,300)	(6,000)	(3,400)	7,700
Total costs and expenses	245,900	226,200	483,300	449,200

Income before taxes	50,000	48,400	97,400	93,900
Income tax provision	15,000	15,300	29,200	29,300

Net income	$ 35,000	$ 33,100	$ 68,200	$ 64,600

Basic earnings per share	$ 0.69	$ 0.66	$ 1.34	$ 1.28

Diluted earnings per share	$ 0.68	$ 0.65	$ 1.33	$ 1.27

Average common shares outstanding - basic	50,742	50,521	50,747	50,580

Average common shares outstanding - diluted	51,411	50,994	51,339	51,043

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

(dollars in thousands except per share amounts, unaudited)
Six Months Ended June 30, 2001	Common Stock		Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Unamor- tized Expenses Under Stock Plan	Total
	Shares	Amount
Balance at December 31, 2000	50,908,614	$ 12,700	$ 177,300	$ 519,400	$ (80,200)	$ (15,300)	$ 613,900
Net income				68,200			68,200
Currency translation adjustments/other					(6,100)		(6,100)
comprehensive income							62,100
Cash dividends ($.42 per share)				(21,400)			(21,400)
Treasury stock acquired	(401,500)	(100)		(17,400)			(17,500)
Employee stock plans	357,740	100	13,500	---	---	3,800	17,400
Balance at June 30, 2001	50,864,854	$ 12,700	$ 190,800	$ 548,800	$ (86,300)	$ (11,500)	$ 654,500
Six Months Ended June 30, 2000	Common Stock		Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Unamor-tized Expenses Under Stock Plan	Total
	Shares	Amount
Balance at December 31, 1999	50,781,857	$ 12,700	$ 153,500	$ 473,500	$ (48,600)	$ (16,800)	$ 574,300
Net income				64,600			64,600
Currency translation adjustments/other					(15,000)		(15,000)
comprehensive income							49,600
Cash dividends ($.40 per share)				(20,300)			(20,300)
Treasury stock acquired	(420,300)	(100)		(17,700)			(17,800)
Employee stock plans	287,244	100	8,700	---	---	1,800	10,600
Balance at June 30, 2000	50,648,801	$ 12,700	$ 162,200	$ 500,100	$ (63,600)	$ (15,000)	$ 596,400

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)
	For The Six Months Ended June 30,
	2001	2000
Cash flows from operating activities:
Net income	$ 68,200	$ 64,600

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,400	24,700
Other noncash items	700	(3,100)

Changes in assets and liabilities:
Current assets	(100)	(4,500)
Current liabilities	(11,500)	(2,700)
Other	2,100	(3,400)

	86,800	75,600

Cash flows from investing activities:
Capital expenditures	(15,200)	(8,400)
Other long-term investments, net	(14,300)	(33,000)

	(29,500)	(41,400)

Cash flows from financing activities:
Purchase of common stock	(17,500)	(17,800)
Dividends paid	(21,400)	(20,300)
Other financing activities	9,300	(29,000)

	(29,600)	(67,100)

Cash and cash equivalents:
Increase (decrease) during the period	27,700	(32,900)

Balance at January 1,	114,100	92,700

Balance at June 30,	$ 141,800	$ 59,800

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

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by Statement of Financial Accounting Standards No. 138, ("FAS 133"). FAS 133 was effective for Bard as of January 1, 2001. FAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. FAS 133 requires that changes in the derivative's fair value be recognized in either income or other comprehensive income, depending on the designated purpose of the derivative. The application of FAS 133 did not have a material effect on the financial statements presented herein. As of June 30, 2001, Accumulated Other Comprehensive Income included approximately $300,000 related to the intrinsic value of options.

In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented, or exchanged. FAS 141 is effective for all business combinations initiated after June 30, 2001. FAS 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. FAS 142 is effective for fiscal years beginning after December 15, 2001.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

FAS 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives shall be tested for impairment. Goodwill recognized on or before June 30, 2001, shall be assigned to one or more reporting units and shall be tested for impairment as of the beginning of the fiscal year in which FAS 142 is initially applied in its entirety.

The Corporation has not fully assessed the potential impact of the adoption of FAS 142 which is effective for the Corporation as of January 1, 2002. The reassessment of intangible assets must be completed during the first quarter of 2002 and the assignment of goodwill to reporting units, along with completion of the first step of the transitional goodwill impairment tests, must be completed during the first six months of 2002. The Corporation anticipates that the majority of the goodwill recognized prior to July 1, 2001 will no longer be amortized effective January 1, 2002. Total amortization of goodwill for the year ended December 31, 2000, was approximately $13,400,000.

Use of Estimates

The financial statements and related disclosures have been prepared in conformity with accounting principles generally accepted in the United States and, accordingly, include amounts based on estimates and judgments of management with consideration given to materiality. Actual results could differ from those estimates.

Recent Developments

On May 29, 2001, Bard entered into a definitive agreement that provides for the merger of Bard with a subsidiary of Tyco International Ltd. ("Tyco"), as a result of which Bard will become an indirect Tyco subsidiary and holders of Bard common stock will become Tyco shareholders. Upon the closing of the merger, which is expected to occur in the fourth quarter of this year, Bard shareholders will receive 1.1280 Tyco common shares for each Bard common share. On August 7, 2001, Bard shareholders approved the merger. The closing of the merger is subject to customary conditions including regulatory review in the United States and Europe. The merger transaction is expected to be tax-free for holders of Bard common stock.

Long-Term Debt

In December 1996, the company issued $150,000,000 of 6.70% notes due 2026. These notes may be redeemed at the option of the note holders on December 1, 2006, at a redemption price equal to the principal amount. The market value of these notes was approximately $142,000,000 at June 30, 2001.

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
	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2001	2000	% Chg.	2001	2000	% Chg.
Net sales:
Vascular	$ 61,900	$ 63,500	(3)	$ 123,100	$ 122,000	1
Urology	99,400	88,600	12	191,300	177,700	8
Oncology	68,300	60,900	12	133,400	121,800	10
Surgery	50,800	46,200	10	102,200	90,400	13
Other products	15,500	15,400	1	30,700	31,200	(2)
Total net sales	$ 295,900	$ 274,600	8	$ 580,700	$ 543,100	7

Income before taxes	$ 50,000	$ 48,400		$ 97,400	$ 93,900

Total assets	$ 1,113,400	$1,105,200		$1,113,400	$1,105,200

Capital expenditures	$ 8,100	$ 3,900		$ 15,200	$ 8,400

Depreciation and amortization	$ 13,800	$ 12,500		$ 27,400	$ 24,700

The following table represents net sales by geographic region based on the location of the external customer.
	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2001	2000	% Chg.	2001	2000	% Chg.
United States	$ 215,200	$196,100	10	$ 424,100	$388,000	9
Europe	49,400	48,300	2	94,900	95,200	-
Japan	15,600	14,100	11	31,000	28,000	11
Rest of World	15,700	16,100	(2)	30,700	31,900	(4)
Total	$ 295,900	$274,600	8	$ 580,700	$543,100	7

C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Consolidated net sales for the second quarter of 2001 of $295,900,000 increased 8 percent from the second quarter of 2000 net sales of $274,600,000. Net sales in the U.S. for the second quarter of 2001 were $215,200,000, an increase of 10 percent from the second quarter of 2000. International net sales for the second quarter of 2001 were $80,700,000, an increase of 3 percent from the second quarter of 2000. Total net sales for the quarter were negatively affected by 1 percent due to foreign currency translation, with international sales being negatively affected by 5 percent. For the first six months of 2001, U.S net sales totaled $424,100,000, up 9 percent as compared to the same period in 2000, while international net sales increased 1 percent to $156,600,000 as compared to the same period in 2000. Adjusting for currency translation, net sales outside the U.S. would have increased 7 percent for the first six months of 2001, as compared to the prior-year period.

Vascular net sales declined 3 percent for the quarter and increased 1 percent for the six month period ended June 30, 2001, compared to the prior-year periods, due primarily to lower graft sales. Urological net sales increased by 12 percent for the quarter and 8 percent for the six-month period as compared to the same periods in 2000, due primarily to growth in brachytheraphy products. Oncology net sales increased 12 percent for the quarter and 10 percent for the six-month period as compared to the same periods in 2000, due primarily to growth in net sales of specialty access products and interventional products. Surgical net sales increased by 10 percent for the quarter and 13 percent for the six-month period as compared to the same periods in 2000, due primarily to growth in net sales of soft tissue repair products.

The company's gross profit margin for the quarter and year-to-date periods ended June 30, 2001 of 53.3 percent and 53.4 percent, respectively declined from the gross profit margin for the quarter and year-to-date periods ended June 30, 2000 of 54.7 percent and 54.9 percent, respectively. This decline is primarily due to the impact of foreign currency translation, product mix and manufacturing variances.

Other (income) expense, net in all periods, includes interest income and the impact of foreign exchange. In addition, other (income) expense, net in the first quarter of 2000, includes charges of $9,300,000 ($0.11 per share after tax) related to product line acquisitions and $5,400,000 ($0.07 per share after tax) related to legal settlements and research grants. In the first quarter of 2000, the company settled all remaining open issues related to the 1998 dispositions of its cardiology businesses and recorded a gain of $15,400,000 ($.19 diluted per share after tax). Other(income) expense, net for the second quarter of 2000 includes a legal settlement and a gain from asset dispositions amounting to $5,000,000 ($.06 diluted per share after-tax).

During the first six months of 2001, the company purchased 401,500 of its common shares. During the first six months of 2000, the company acquired 420,300 of its common shares.

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

C. R. BARD, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

  The registrant held a Special Meeting of Shareholders on August 7, 2001.

  Proxies for the meeting were solicited pursuant to Regulation 14. Briefly described below is the matter voted on at the Special Meeting of Shareholders and the number of affirmative votes, negative votes and abstentions and broker nonvotes with respect to this matter.

    Proposal to adopt the Agreement and Plan of Merger dated as of May 29th, 2001 among Bard, Tyco Acquisition Corp. XXII (NV) and S2 Mergersub Inc.

For	39,188,134
Against	463,062
Abstain and Broker Nonvotes	258,564

C. R. BARD, INC. AND SUBSIDIARIES

Item 6. Exhibits and Reports on Form 8-K

  Exhibit 12.1 - Computation of Ratio of Earnings to Fixed Charges

  On April 18, 2001 the registrant filed a current report on Form 8-K Item 9 indicating that certain performance-based stock awards became eligible for vesting and certain performance-based stock options became exercisable. In addition, performance-based options were granted to certain Bard senior managers.

  On June 15, 2001 the registrant filed a current report on Form 8-K Item 5 indicating that the registrant and Tyco International Ltd. had entered into an Agreement and Plan of Merger dated May 29, 2001.

  On July 24, 2001 the registrant filed a current report on Form 8-K Item 5 containing the registrant's second quarter earnings press release.

  On August 3, 2001 the registrant filed a current report on Form 8-K Item 5 containing the exchange ratio established by the Agreement and Plan of Merger dated May 29, 2001.

  On August 7, 2001 the registrant filed a current report on Form 8-K Item 5 indicating that Bard shareholders had approved the Agreement and Plan of Merger dated May 29, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
C. R. BARD, INC.
(Registrant)
Charles P. Slacik /s/
Charles P. Slacik
Senior Vice President and Chief Financial Officer

Charles P. Grom /s/
Charles P. Grom
Vice President and Controller

Date: August 14, 2001