Form 10-Q
period 2001-09-30
BARD C R INC /NJ/
filed 2001-11-15
CIK 9892

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2001

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

Yes	X	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at October 31, 2001
Common Stock - $.25 par value	51,104,931

C. R. BARD, INC. AND SUBSIDIARIES

INDEX

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)
	September 30, 2001	December 31, 2000
ASSETS	(unaudited)
Current Assets:
Cash and short-term investments	$ 193,700	$ 119,700
Accounts receivable, net	194,600	195,800
Inventories	194,300	193,500
Other current assets	18,800	17,600
Total current assets	601,400	526,600
Property, plant and equipment, net	156,900	155,500
Intangible assets, net of amortization	352,600	356,200
Other assets	54,400	50,900
	$1,165,300	$1,089,200
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Short-term borrowings and current maturities of long-term debt	$ 800	$ 800
Accounts payable	40,200	56,000
Accrued expenses	149,500	136,200
Federal and foreign income taxes	45,200	31,500
Total current liabilities	235,700	224,500
Long-term debt	156,700	204,300
Other long-term liabilities	48,300	46,500
Shareholders' Investment
Preferred stock, $1 par value, authorized 5,000,000 shares; none issued	- - -	- - -
Common stock, $.25 par value, authorized 300,000,000 shares; issued and outstanding 51,563,305 shares and 50,908,614 shares	12,900	12,700
Capital in excess of par value	221,900	177,300
Retained earnings	573,700	519,400
Accumulated other comprehensive loss	(70,400)	(80,200)
Unamortized expenses under stock plans	(13,500)	(15,300)
	724,600	613,900
	$1,165,300	$1,089,200

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(thousands except per share amounts)

(unaudited)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2001	2000	2001	2000

Net sales	$ 297,800	$ 275,400	$ 878,500	$ 818,500

Costs and expenses:
Cost of goods sold	139,500	126,100	410,200	370,900
Marketing, selling and administrative expense	91,200	87,900	272,300	261,800
Research and development expense	13,100	13,000	40,300	40,700
Interest expense	3,500	4,900	11,200	15,400
Gain from dispositions of cardiology businesses	0	0	0	(15,400)
Other (income) expense, net	(700)	(5,800)	(4,100)	1,900
Total costs and expenses	246,600	226,100	729,900	675,300

Income before taxes	51,200	49,300	148,600	143,200
Income tax provision	15,500	15,300	44,700	44,600

Net income	$ 35,700	$ 34,000	$ 103,900	$ 98,600

Basic earnings per share	$ 0.70	$ 0.67	$ 2.04	$ 1.95

Diluted earnings per share	$ 0.68	$ 0.66	$ 2.01	$ 1.93

Average common shares outstanding - basic	51,324	50,767	50,966	50,648

Average common shares outstanding - diluted	52,276	51,324	51,669	51,169

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

(dollars in thousands except per share amounts)
Nine Months Ended September 30, 2001	Common Stock		(unaudited) Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Unamor- tized Expenses Under Stock Plan	Total
	Shares	Amount
Balance at December 31, 2000	50,908,614	$ 12,700	$ 177,300	$ 519,400	$ (80,200)	$ (15,300)	$ 613,900
Net income				103,900			103,900
Currency translation adjustments/other					9,800		9,800
comprehensive income							113,700
Cash dividends ($.63 per share)				(32,200)			(32,200)
Treasury stock acquired	(401,500)	(100)		(17,400)			(17,500)
Employee stock plans	1,056,191	300	44,600	---	---	1,800	46,700
Balance at September 30, 2001	51,563,305	$ 12,900	$ 221,900	$ 573,700	$ (70,400)	$ (13,500)	$ 724,600
Nine Months Ended September 30, 2000	Common Stock		Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Unamor-tized Expenses Under Stock Plan	Total
	Shares	Amount
Balance at December 31, 1999	50,781,857	$ 12,700	$ 153,500	$ 473,500	$ (48,600)	$ (16,800)	$ 574,300
Net income				98,600			98,600
Currency translation adjustments/other					(27,500)		(27,500)
comprehensive income							71,100
Cash dividends ($.61 per share)				(31,100)			(31,100)
Treasury stock acquired	(420,300)	(100)		(17,700)			(17,800)
Employee stock plans	461,019	100	20,700	(1,600)	---	(200)	19,000
Balance at September 30, 2000	50,822,576	$ 12,700	$ 174,200	$ 521,700	$ (76,100)	$ (17,000)	$ 615,500

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)
	For The Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net income	$ 103,900	$ 98,600

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,700	37,500
Other noncash items	6,400	800

Changes in assets and liabilities:
Current assets	(100)	(20,800)
Current liabilities	10,000	15,100
Other	2,200	(2,100)

	163,100	129,100

Cash flows from investing activities:
Capital expenditures	(20,300)	(12,000)
Other long-term investments, net	(17,200)	(27,800)

	(37,500)	(39,800)

Cash flows from financing activities:
Common stock issued for options and benefit plans	43,200	15,200
Purchase of common stock	(17,500)	(17,800)
Repayments of borrowings, net	(47,500)	(62,400)
Dividends paid	(32,200)	(31,100)

	(54,000)	(96,100)

Cash and cash equivalents:
Increase (decrease) during the period	71,600	(6,800)

Balance at January 1,	114,100	92,700

Balance at September 30,	$ 185,700	$ 85,900

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

FAS 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives should be tested for impairment. Goodwill recognized on or before June 30, 2001, shall be assigned to one or more reporting units and shall be tested for impairment as of the beginning of the fiscal year in which FAS 142 is initially applied in its entirety.

The Company has not fully assessed the potential impact of the adoption of FAS 142, which is effective for the Company as of January 1, 2002. The reassessment of intangible assets must be completed during the first quarter of 2002 and the assignment of goodwill to reporting units, along with completion of the first step of the transitional goodwill impairment tests, must be completed during the first six months of 2002. The Company anticipates that the majority of the goodwill recognized prior to July 1, 2001 will no longer be amortized effective January 1, 2002. Total amortization of goodwill for the year ended December 31, 2000, was approximately $13,400,000.

Use of Estimates

The financial statements and related disclosures have been prepared in conformity with accounting principles generally accepted in the United States and, accordingly, include amounts based on estimates and judgments of management with consideration given to materiality. Actual results could differ from those estimates.

Recent Developments

On May 29, 2001, Bard entered into a definitive agreement that provides for the merger of Bard with a subsidiary of Tyco International Ltd. ("Tyco"), as a result of which Bard will become an indirect Tyco subsidiary and holders of Bard common stock will become Tyco shareholders. Upon the closing of the merger, Bard shareholders will receive 1.1280 Tyco common shares for each Bard common share. The merger transaction is expected to be tax-free for holders of Bard common stock. On August 7, 2001, Bard shareholders approved the merger. The closing of the merger is subject to customary United States and foreign regulatory review. As a result of continuing discussions with the United States Federal Trade Commission, the transaction is not expected to close before the first quarter of 2002.

Long-Term Debt

In December 1996, the company issued $150,000,000 of 6.70% notes due 2026. These notes may be redeemed at the option of the note holders on December 1, 2006, at a redemption price equal to the principal amount. The market value of these notes was approximately $148,100,000 at September 30, 2001.

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
	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2001	2000	% Chg.	2001	2000	% Chg.
Net sales:
Vascular	$ 62,600	$ 59,100	6	$ 185,700	$ 181,100	3
Urology	100,000	91,300	10	291,300	269,000	8
Oncology	70,700	65,300	8	204,000	187,100	9
Surgery	49,700	44,900	11	151,900	135,300	12
Other products	14,800	14,800	--	45,600	46,000	(1)
Total net sales	$ 297,800	$ 275,400	8	$ 878,500	$ 818,500	7

Income before taxes	$ 51,200	$ 49,300		$ 148,600	$ 143,200

Total assets	$ 1,165,300	$1,122,700		$1,165,300	$1,122,700

Capital expenditures	$ 5,100	$ 3,600		$ 20,300	$ 12,000

Depreciation and amortization	$ 13,300	$ 12,800		$ 40,700	$ 37,500

The following table represents net sales by geographic region based on the location of the external customer.
	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2001	2000	% Chg.	2001	2000	% Chg.
United States	$ 218,200	$ 197,800	10	$ 642,300	$ 585,800	10
Europe	47,400	44,800	6	142,300	140,000	2
Japan	16,500	16,500	--	47,500	44,600	7
Rest of World	15,700	16,300	(4)	46,400	48,100	(4)
Total	$ 297,800	$ 275,400	8	$ 878,500	$ 818,500	7

C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Consolidated net sales for the third quarter of 2001 of $297,800,000 increased 8 percent from the third quarter of 2000 net sales of $275,400,000. Net sales in the U.S. for the third quarter of 2001 were $218,200,000, an increase of 10 percent from the third quarter of 2000. International net sales for the third quarter of 2001 were $79,600,000, an increase of 3 percent from the third quarter of 2000. Total net sales for the quarter were negatively affected by 1 percent due to foreign currency translation, with international sales being negatively affected by 5 percent. For the first nine months of 2001, U.S net sales totaled $642,300,000, up 10 percent as compared to the same period in 2000, while international net sales increased 2 percent to $236,200,000 as compared to the same period in 2000. Adjusting for currency translation, net sales outside the U.S. would have increased 7 percent for the first nine months of 2001, as compared to the prior-year period.

 Vascular net sales increased 6 percent for the quarter and increased 3 percent for the nine-month period ended September 30, 2001, compared to the prior-year periods, due primarily to electrophysiology product sales. Urological net sales increased by 10 percent for the quarter and 8 percent for the nine-month period as compared to the same periods in 2000, due primarily to growth in brachytheraphy products. Oncology net sales increased 8 percent for the quarter and 9 percent for the nine-month period as compared to the same periods in 2000, due primarily to growth in net sales of specialty access products and interventional products. Surgical net sales increased by 11 percent for the quarter and 12 percent for the nine-month period as compared to the same periods in 2000, due primarily to growth in net sales of soft tissue repair products.

The company's gross profit margin for the quarter and nine-month period ended September 30, 2001 of 53.2 percent and 53.3 percent, respectively, declined from the gross profit margin for the quarter and nine-month period ended September 30, 2000 of 54.2 percent and 54.7 percent, respectively. This decline is primarily due to the impact of foreign currency translation, product mix and cost increases.

Other (income) expense, net in all periods, includes interest income and the impact of foreign exchange. In addition, other (income) expense, net in the first quarter of 2000, includes charges of $9,300,000 ($0.11 per share after tax) related to product line acquisitions and $5,400,000 ($0.07 per share after tax) related to legal settlements and research grants. In the first quarter of 2000, the company settled all remaining open issues related to the 1998 dispositions of its cardiology businesses and recorded a gain of $15,400,000 ($.19 diluted per share after tax). Other (income) expense, net for the second quarter of 2000 includes a legal settlement and a gain from asset dispositions amounting to $5,000,000 ($.06 diluted per share after-tax). Other (income) expense, net for the third quarter of 2000 includes a net pretax gain of $4,100,000 ($.04 diluted per share after-tax) resulting primarily from asset dispositions and legal settlements.

During the first nine months of 2001, the company purchased 401,500 of its common shares. During the first nine months of 2000, the company acquired 420,300 of its common shares.

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

Date: November 8, 2001