Form 10-K
period 2001-12-31
BARD C R INC /NJ/
filed 2002-03-12
CIK 9892

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $2,900,000,000 based on the closing price of stock traded on the New York Stock Exchange on February 28, 2002. As of February 28, 2002, there were 52,522,953 shares of Common Stock, $.25 par value per share, outstanding.

The company's definitive Proxy Statement dated March 15, 2002 has been incorporated by reference with respect to certain information contained therein in Part III of this Form 10-K.

The exhibit index is located in Part IV, Item 14, Page IV-2.

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

In 1966, Bard acquired the United States Catheter & Instrument Co., a supplier of urological and cardiovascular specialty products. In 1980, Bard acquired its major production source for the Foley catheter, Davol Inc. Numerous other acquisitions were made over the last thirty-five years broadening Bard's product lines. Today, Bard is a leading multinational developer, manufacturer and marketer of health care products. During 2001 and 2000, the company spent approximately $27.0 million and $46.8 million, respectively, for the acquisition of several companies to augment existing product lines. The impact on the company's results of operations was not significant. During 2001 and 2000, the company spent approximately $27.0 million and 46.8 $million, respectively, for the acquisition of several companies to augment existing product lines. The impact on the company's results of operations was not significant.

2001 net sales of $1.181 billion increased 8% from 2000. Net income for 2001 totaled $143.2 million compared with $106.9 million in 2000. Basic and diluted earnings per share were $2.80 and $2.75, respectively, in 2001. Basic and diluted earnings per share were $2.11 and $2.09, respectively, in 2000.

Acquisition of C.R. Bard by Tyco International - On May 29, 2001, Bard entered into an agreement that provided for the merger of Bard with a subsidiary of Tyco International Ltd. ("Tyco"). On February 6, 2002, Bard and Tyco agreed to terminate the merger agreement. Each party agreed to bear its own costs and expenses. Neither company will pay a break-up fee. Bard anticipates a first quarter 2002 one-time charge associated with the termination of the Tyco merger of approximately $10.0,000,000 million on a pre-tax basis.

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

 Item 1. Business (continued)

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

Product Group Information

Bard is engaged in the design, manufacture, packaging, distribution and sale of medical, surgical, diagnostic and patient care devices. Hospitals, physicians and nursing homes purchase approximately 90% of the company's products, most of which are used once and discarded. The company reports its sales around the concept of disease state management. Three of Bard's four major product group categories are: vascular diagnosis and intervention, urological diagnosis and intervention, and oncological diagnosis and intervention. In addition the company maintains and grows its fourth major product group, surgical specialties, and also has a product group of other products. The divested products category contains divested and discontinued product lines.

The following table sets forth for the last three years ended December 31, 2001, the approximate percent contribution by product line to Bard's consolidated net sales on a worldwide basis.
	For the Years Ended December 31,
	2001	2000	1999
Vascular	21%	22%	22%
Urology	33%	33%	34%
Oncology	23%	23%	23%
Surgery	18%	17%	16%
Other products	5%	5%	5%
Total net sales	100%	100%	100%

General - Historically, Bard has been known for its products in the urological field, where its Foley catheter is the leading device for bladder drainage. Bard's largest product group is the urological diagnosis and intervention category, contributing approximately 33% of consolidated net sales in 2001. Bard continually expands its research toward the improvement of existing products and the development of new ones. It has pioneered the development of disposable medical products for standardized procedures.

Narrative Description of Business

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

Oncological Diagnosis and Intervention - Bard's line of oncological diagnosis and intervention products includes specialty access catheters and ports and gastroenterological products.

Surgical Specialties - Bard's surgical specialties products include meshes for hernia repair , irrigation devices for orthopaedic and laparoscopic procedures, laparoscopic accessories and topical hemostasis.

International - Bard markets vascular, urological, oncological and surgical specialties products throughout the world. Principal markets are Japan, Canada, the United Kingdom and continental Europe. Approximately 27% of the sales outside the United States are of products manufactured by Bard in its facilities in Australia, Canada, France, Germany, Malaysia and the United Kingdom. The balance of the sales is from products manufactured in the continental United States, Puerto Rico or Mexico for export. Bard's foreign operations are subject to the usual risks of doing business abroad, including restrictions on currency transfer, exchange fluctuations and possible adverse government regulations. See Note 10 in the Notes to Consolidated Financial Statements for additional information.

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

Marketing - The company's products are distributed domestically directly to hospitals and other institutions as well as through numerous hospital/surgical supply and other medical specialty distributors with whom the company has distributor agreements. In international markets, products are distributed either directly or through distributors with the practice varying by country. Full-time representatives of the company in domestic and international markets carry on sales promotion. Sales to distributors, which supply the company's products to many end users, accounted for approximately 37% of the company's net sales in 2001, and the five largest distributors combined accounted for approximately 68% of such sales.

Narrative Description of Business (continued)

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

In the early 1990's, the review time by the United States Food and Drug Administration ("FDA ") to clear medical devices for commercial release lengthened and the number of clearances of 510(k) submissions and approval of pre-market applications decreased. In response to public and congressional concern, the FDA Modernization Act of 1997 was adopted with the intent of bringing better definition to the review process. While FDA review times have improved since passage of the 1997 Act, there can be no assurance that the FD A review process will not involve delays or that clearances will be granted on a timely basis.

Medical device laws are also in effect in many of the countries in which the company does business outside the United States. These range from comprehensive device approval requirements for some or all of the company's medical device products to requests for product data or certifications. Inspection of and controls over manufacturing as well as monitoring of device related adverse events are also components of most of these regulatory systems. The number and scope of these requirements are increasing.

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

Narrative Description of Business (continued)

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

Employees - The company employs approximately 7,700 persons.

Seasonality - The company's business is not affected to any material extent by seasonal factors.

Research and Development - The company's research and development expenditures amounted to approximately $53,400,000 in 2001, $53,200,000 in 2000 and $53,800,000 in 1999.

Narrative Description of Business (continued)

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

Item 2. Properties

The executive offices of the company are located in Murray Hill, New Jersey, in facilities that the company owns. Domestic manufacturing and development units are located in Arizona, Georgia, Kansas, Massachusetts, New Jersey, New York, Ohio, Pennsylvania, Puerto Rico, Rhode Island, South Carolina and Utah. Sales offices and distribution points are in these locations as well as others. Outside the U.S., the company has plants or offices in Austria, Australia, Belgium, Canada, China, Denmark, Finland, France, Germany, Greece, India, Italy, North Korea, Malaysia, Mexico, the Netherlands, Norway, Portugal, Singapore, Spain, Sweden, Switzerland and the United Kingdom.

The company owns approximately 1,900,000 square feet of space in 18 locations and leases approximately 1,000,000 square feet of space in 47 locations. All these facilities are well maintained and suitable for the operations conducted in them.

Item 3. Legal Proceedings

During 1992, the United States Environmental Protection Agency (the "EPA") notified the company that it had been identified as a Potentially Responsible Party ("PRP") in connection with an ongoing investigation of the Solvents Recovery Service of New England site in Southington, Connecticut. Although the full extent of liability in this case is unknown, the company has been identified with less than one-half percent of the total gallonage of waste materials. Beginning in 1995, the company, together with several hundred other parties, entered into two consent orders to perform a remedial investigation and feasibility study and two removal actions with respect to groundwater contamination. The company may become liable for a portion of the costs of future soil remediation. In May 2000, the EPA notified the company that it is a PRP with respect to a satellite site, the Angellio Superfund Site, also in Southington, Connecticut, to which hazardous waste had allegedly been transhipped from the Solvents Recovery Service of New England site. The final resolution of these matters is not expected to have a material adverse impact on the company.

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

A second phase of remedial action involves removal of waste in several large tanks. The company's liability for this phase was assessed at less than $15,000. The third phase of remedial action involves soil and groundwater contamination. The company's responsibility, if any, for cleanup of this phase is unknown at this time, but the final resolution of this matter is not expected to have a material financial impact on the company. During 1992, the EP A notified the company that it had been identified as a PRP in connection with an ongoing investigation of the Solvents Recovery Service of New England site in Southington, Connecticut. Although the full extent of liability in this case is unknown, the company has been identified with less than one-half percent of the total gallonage of waste materials. Beginning in 1995, the company, together with several hundred other parties, entered into two consent orders to perform the remedial investigation and feasibility study and two removal actions with respect to groundwater contamination. In or about May 2000, the EP A notified the company that it is a PRP with respect to a satellite site, the Angellio Superfund Site, also in Southington, Connecticut, to which hazardous waste had allegedly been transhipped from the Solvents Recovery Service of New England site. The final resolution of these matters is not expected to have a material adverse financial impact on the company.

Item 3. Legal Proceedings (continued)

Davol Inc., a Bard subsidiary , washas been identified in 1998 as a PRP by the Massachusetts Department of Environmental Protection for two new Superfund sites in Dartmouth and Freetown, Massachusetts. The allegations stem from transhipments of waste from the ReSolve hazardous waste reprocessing facility in Dartmouth, Massachusetts to each of the sites associated with the H&M Drum Company. At this time, Davol Inc. and the other former ReSolve waste generators have agreed to contribute $2,000 towards a fund to finance a site investigation. The final resolution of this matter is not expected to have a material adverse financial impact on the company.

On June 7, 2000, the Casmalia Resources Site Steering Committee ("Casmalia Committee") notified the company that in the Committee's view, the company is a PRP in connection with the remediation of the Casmalia Disposal Site located in Santa Barbara County, California. The Casmalia Committee identified itself as a group of 54 PRPs that in 1997 entered into a consent decree with the EPA regarding remediation of the site. The Casmalia Committee's stated estimate of the costs of total site remediation was $271,900,000. The EP A has not given any notice to the company with regard to this site. The final resolution of this matter is not expected to have a material financial impact on the company.

In December of 2001, Bard received a letter from the Georgia Department of Natural Resources alleging that Bard was one of approximately 2,000 PRPs that sent waste to a site in Atlanta, Georgia. The Georgia Department of Natural Resources alleged that it had incurred approximately $790,000 in completing a surface cleanup at the site. The Georgia Department of Natural Resources has requested all of the PRPs to finance an investigation of subsurface conditions at the site. Bard is unable to predict whether it will incur any further associated costs or liabilities, but the final resolution of this matter is not expected to have a material adverse impact on the company.

The company is subject to various legal proceedings and claims including claims of alleged personal injuries as a result of exposure to natural rubber latex gloves distributed by the company and other product liability matters; intellectual property matters and disputes on agreements which arise in the ordinary course of business. The company believes that these legal matters will likely be disposed of over an extended period of time and should not have a material adverse impact on the company's consolidated financial position or results of operations.

Item 4. Results of Votes of Security Holders

Not applicable.

Executive Officers of the Registrant

Set forth below is the name, age, position, five-year business history and other information with respect to each executive officer of the company as of March 1, 2002. No family relationships exist among the officers of the company.

Name	Age	Position
William H. Longfield	63	Chairman and Chief Executive Officer and Director
Guy J. Jordan	53	Group President
Timothy M. Ring	44	Group President
John H. Weiland	46	Group President
Charles P. Slacik	47	Senior Vice President and Chief Financial Officer
Susan Alpert Ph.D., M.D.	56	Vice President - Regulatory Sciences
Nadia J. Bernstein	57	Vice President, General Counsel and Secretary
E. Robert Ernest	61	Vice President - Planning and Development
Charles P. Grom	54	Vice President and Controller
Todd C. Schermerhorn	41	Vice President and Treasurer

The Board of Directors elects all officers of the company annually.

William H. Longfield joined Bard in 1989 as Executive Vice President and Chief Operating Officer. Prior to joining the company, he was President and Chief Executive Officer of Cambridge Group, Inc. Previously, Mr. Longfield was Executive Vice President - Operations of Lifemark, Inc. and prior thereto, he was employed by American Hospital Supply Corporation where he held a number of positions including President of the Convertors Division. Mr. Longfield was elected Bard's President and Chief Operating Officer in 1991 and delegated the duties and responsibilities of Chairman and Chief Executive Officer in 1993. He was elected President and Chief Executive Officer in 1994 and elected to his present position in 1995. Mr. Longfield was elected to the Board of Directors in 1990.

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

Executive Officers of the Registrant (continued)

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

Nadia J. Bernstein joined Bard in 1999 as Vice President, General Counsel and Secretary . Prior to joining Bard, she was Senior Vice President, General Counsel and Assistant Secretary of Montefiore Medical Center in New York City since 1987. Before Montefiore, Ms. Bernstein was a partner in the law firm of Rosenman & Colin where she served as a member of the litigation department and later their corporate department.

E. Robert Ernest joined Bard in 1977 as Director of Market Research and Business Development. Prior to joining Bard, he was with Abbott Laboratories for ten years. Mr. Ernest was promoted to Vice President-Business Development in 1979 and named to his present position in 1994.

Charles P. Grom joined Bard in 1977 as Corporate Accounting Manager and was promoted to Corporate Cost and Budget Manager in 1980. Mr. Grom served as Division Controller for various Bard divisions between 1981 and 1988 when he was promoted to Assistant Corporate Controller. He was elected Controller in 1994 and to his present position in 1995.

Todd C. Schermerhorn joined Bard in 1985 as cost analyst and has held various financial positions including Controller of the Vascular Systems Division and Vice President and Controller of the USCI1 Division. In 1996, Mr. Schermerhorn was promoted to Vice President and Group Controller for Bard's Global Cardiology Unit. He was promoted to his present position in 1998.

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

Market and Market Prices of Common Stock

The company's common stock is traded on the New York Stock Exchange under the symbol: BCR. The following table illustrates the high and low sales prices as traded on the New York Stock Exchange for each quarter during the last two years.
	Quarters
2001	1st	2nd	3rd	4th	Year
High	$47.63	$57.25	$60.25	$64.95	$64.95
Low	$40.86	$41.60	$43.25	$49.82	$40.86
Close	$45.40	$56.95	$51.41	$64.50	$64.50

2000	1st	2nd	3rd	4th	Year
High	$54.94	$52.00	$53.13	$50.06	$54.94
Low	$35.00	$38.81	$40.19	$40.19	$35.00
Close	$38.69	$48.13	$42.25	$46.56	$46.56

Title of Class	Number of Record Holders of the company's common stock as of February 28, 2002
Common Stock - $.25 par value	5,859

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters (continued)

Dividends

The company paid cash dividends of approximately $43,100,000, or $.84 per share in 2001 and approximately $41,800,000, or $.82 per share in 2000. The following table illustrates the quarterly rate of dividends paid per share.

	Quarters
	1st	2nd	3rd	4th	Year
2001	$.21	$.21	$.21	$.21	$.84
2000	$.20	$.20	$.21	$.21	$.82

In December 2001, the first quarter 2002 dividend of $.21 per share was declared., indicating an annual rate of $.84 per share. The first quarter dividend was paid on February 1, 2002 to shareholders of record on January 21, 2002. The company anticipates a 2002 annual dividend of $.86 per share.

Item 6. Selected Financial Data
For the Years Ended December 31,
($ in thousands except share and per share amounts)	2001	2000	1999	1998	1997	1996
INCOME STATEMENT DATA Net sales	$1,181,300	$1,098,800	$1,036,500	$1,164,700	$1,213,500	$1,194,400
Net income	$143,200	$106,900	$118,100	$252,300	$72,300	$92,500
BALANCE SHEET DATA
Total assets	$1,231,100	$1,089,200	$1,126,400	$1,079,800	$1,279,300	$1,332,500
Working capital	$412,900	$302,100	$176,600	$185,700	$252,900	$240,700
Long-term debt	$156,400	$204,300	$158,400	$160,000	$340,700	$342,800
Total debt	$157,200	$205,100	$288,700	$162,000	$443,700	$491,000
Shareholders' investment	$788,700	$613,900	$574,300	$567,600	$573,100	$601,500
COMMON STOCK DATA
Basic earnings per share	$2.80	$2.11	$2.31	$4.54	$1.27	$1.62
Diluted earnings per share	$2.75	$2.09	$2.28	$4.51	$1.26	$1.61
Cash dividends per share	$.84	$.82	$.78	$.74	$.70	$.66
Shareholders' investment per share	$15.06	$12.06	$11.31	$11.02	$10.09	$10.56
Average common shares outstanding (000's)	51,227	50,699	51,183	55,566	56,971	57,090
Shareholders of record	5,983	7,195	7,344	6,650	7,088	7,371

Item 6. Selected Financial Data (continued)
For the Years Ended December 31,
SUPPLEMENTARY DATA	2001	2000	1999	1998	1997	1996
Return on average shareholders' investment	20.4%	18.0%	20.7%	44.2%	12.3%	15.9%
Net income/net sales	12.1%	9.7%	11.4%	21.7%	6.0%	7.7%
Days - accounts receivable	52.5	62.9	70.8	72.8	69.6	70.3
Days - inventory	119.0	139.5	158.9	151.9	151.9	151.7
Total debt/total capitalization	16.6%	25.0%	33.5%	22.2%	43.6%	44.9%
Interest expense	$14,200	$19,300	$19,300	$26,400	$32,900	$26,400
Research and development expense	$53,400	$53,200	$53,800	$72,700	$85,800	$77,300
Number of employees	7,700	8,100	7,700	7,700	9,550	9,800
Net sales per employee	$153.4	$135.7	$134.6	$151.3	$127.1	$121.9
Net income per employee	$18.6	$13.2	$15.3	$32.8	$7.6	$9.4

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

Item 7. Management's Discussion and Analysis of Results of Operations and of Financial Conditions (continued)

Summary Results

Bard reported 2001 net sales of $1,181.3 million, up 8% over 2000 net sales of $1,098.8 million. Holding currency rates constant, Bard would have recorded a 9% increase in total net sales over the prior-year period. The company demonstrated growth in each of its four product groups: vascular, urology, oncology and surgery. Bard reported net income of $143.2 million or $2.75 of diluted earnings per share in 2001 compared with net income of $106.9 million or $2.09 of diluted earnings per share in 2000. 2000's earnings included one-time items. Without these one-time items, diluted earnings per share were $2.45 in 2000. Net of one-time items, Bard's margin of net income to net sales improved to 12.1% in 2001 from 11.4% in 2000.

Results of Operations - 2001 vs. 2000

Net sales for 2001 totaled $1,181.3 million, which represented an 8% increase over the prior year net sales of $1,098.8 million. Price reductions and the impact of a stronger dollar had the effect of reducing 2001 net sales by 0.5% and 1.1%, respectively. Excluding negative currency effects, total net sales would have increased 9% in 2001 and 8% in 2000. Due to these negative currency effects, certain comparisons between 2001 and 2000, where indicated, are made holding currency rates constant.

Sales of vascular products increased 4% in 2001 to $250.9 million. On a constant currency basis, these sales increased 6% over the prior year. The electrophysiology franchise continued to show good worldwide growth.

Urology product group sales increased 8% in 2001 to $390.1 million and increased 9% on a constant currency basis over the prior year. Both the infection control Foley catheter and brachytheraphy products demonstrated solid sales growth.

Sales of oncology products increased 9% in 2001 to $274.6 million. The company's EndoCinchTM endoscopic suturing system, which isa device used to treat gastroesophageal reflux disease (GERD), and bronchoscopy products continue to grow. Gastroenterological products showed particularly strong growth internationally.

Sales of surgery products grew 12% in 2001 to $205.2 million, led by the mesh product lines, used primarily in hernia repair. On a constant currency basis, these sales increased 13% over the prior year.

Other product sales of $60.5 million in 2001 remained comparable to prior year's net sales on a constant currency basis. This product group includes irrigation, wound drainage and certain OEM products.

Item 7. Management's Discussion and Analysis of Results of Operations and of Financial Conditions (continued)

Net sales by product group for the last three years (in thousands) are:

	2001	2000	1999
Vascular	$250,900	$241,200	$226,200
Urology	390,100	361,200	353,600
Oncology	274,600	253,000	238,000
Surgery	205,200	182,600	164,500
Other products	60,500	60,800	54,200
Total net sales	$1,181,300	$1,098,800	$1,036,500

Sales in the U.S. rose 9% to $862.5 million and represented 73% of total net sales. Surgery products provided the best growth domestically. Sales outside the U.S. increased 3% to $318.8 million and represented 27% of net sales. Oncology products demonstrated the best growth internationally. For the year, excluding negative currency effects, net sales outside the U.S. would have increased 7%.

Bard markets its products through direct selling organizations and selected distributors throughout the world. The geographic breakdown, in percent, of net sales for each of the last three years is presented below:

	2001	2000	1999
United States	73%	72%	71%
Europe	17%	17%	19%
Japan	5%	5%	5%
Rest of World	5%	6%	5%
Total net sales	100%	100%	100%

Cost of goods sold as a percent of net sales increased to 46.6% in 2001 from 45.4% in 2000. Product mix and the impact of currency contributed to this increase.

Item 7. Management's Discussion and Analysis of Results of Operations and of Financial Conditions (continued)

As a percent of sales, marketing, selling and administrative expense was 30.8%, compared with the prior-year figure of 321.09%. Research and development expense of $53.4 million in 2001 remained flat with the prior year and was complemented by $44.7 million of spending for acquired technologies. Interest expense was $14.2 million in 2001 compared to $19.3 million in 2000, reflecting lower interest rate and debt levels.

Please refer to Note 9, Other (Income) Expense, Net, of the Notes to Consolidated Financial Statements for a summary of items in this category for the last three years. In 2000, the company announced that it would not exercise its option to acquire the remaining capital stock of Endologix, Inc., a California-based company that had developed an endoluminal graft (ELG) used for the minimally invasive treatment of abdominal aortic aneurysms. As a result, other (income) expense, net included a pretax charge of $40.3 million ($0.53 per share after tax) for the write-off of the Endologix option and related assets and liabilities.

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

The effective tax rate was 30.1% in 2001 and 30.6% in 2000.

Net Income

In 2001, Bard reported net income of $143.2 million or diluted earnings per share of $2.75. The results for 2001 did not include any one-time items.

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

In January 2001, Bard announced a major initiative designed to provide operating savings to fund incremental investment in research and development. This project was temporarily halted while the company pursued its merger with Tyco. The company has recently begun to reassess the various components of this project. It is likely that the company will resume certain aspects of this initiative during 2002. Please refer to the company's statement on forward-looking information on page II-11.

Item 7. Management's Discussion and Analysis of Results of Operations and of Financial Conditions (continued)

Results of Operations - 2000 vs. 1999

Net sales for 2000 totaled $1,098.8 million, which represented a 6% increase over the prior year net sales of ongoing products of $1,036.5 million. Price reductions and the impact of a stronger dollar had the effect of reducing 2000 reported net sales by 1.3% and 2.3%, respectively.

Sales of vascular products rose 7% in 2000. The peripheral technology and electrophysiology franchises continued to show strong worldwide growth. Urology product sales grew 2% in 2000. Both the infection control Foley catheter and brachytheraphy products demonstrated solid sales growth. Sales of oncology products increased 6% in 2000. Both the EndoCinch endoscopic suturing system and bronchoscopy products were introduced in 2000. Specialty access devices also showed good growth. Sales of surgery products grew 11% in 2000, propelled by high worldwide growth of mesh products, used primarily for hernia repair.

Net sales in the U.S. of ongoing products rose 8% in 2000 to $788.3 million as compared to 1999. Surgery products provided the best growth domestically. Net sales of ongoing products outside the U.S. increased 2% to $310.5 million with oncology products demonstrating the best growth internationally. Cost of goods sold as a percent of net sales increased to 45.4% in 2000 from 44.6% in 1999. Pricing pressures, the impact of currency, product recalls and lower margin OEM business all contributed to this increase.

Marketing, selling and administrative expense in 2000 was 32%, essentially flat as compared with the prior-year figure of 31.9% in 1999. Research and development expense remained consistent with the prior year at $53.2 million and was complemented by $68.6 million of spending for acquired technologies. Interest expense was $19.3 million in 2000, also consistent with the prior year.

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

Item 7. Management's Discussion and Analysis of Results of Operations and of Financial Conditions (continued)

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

Financial Condition and Liquidity

Bard's financial condition remains strong. Total debt was $157.2 million at December 31, 2001, down from $205.1 million at December 31, 2000. This decrease was the result of improved operating cash flow. Total debt to total capitalization was 16.6% at December 31, 2001, compared to 25.0% at December 31, 2000. In addition, Bard increased its cash and marketable securities position to $271 million at December 31, 2001 from $119.7 million at December 31, 2000. , while net debt, or debt less cash and short-term investments, to total capitalization was 13.4% at December 31, 2001, compared to 12.2% at December 31, 2000. Shareholders' investment was impacted in 2001 by the repurchase of $17.5 million of common stock.

In 2000, the company replaced its maturing $300 million committed credit facility with a $200 million five-year committed credit facility that matures in May 2005 and a $100 million 364-day committed credit facility that matures in May 2002. These facilities support an actively used commercial paper program. These facilities carry variable market rates of interest and require annual commitment fees. At December 31, 2001, there were no borrowings under these facilities. Bard maintains uncommitted credit lines with banks for short-term cash needs and these lines were used as needed during the last three years. At December 31, 2001, the unused uncommitted lines of credit totaled $5075.0 million. There were no outstanding borrowings against uncommitted lines at December 31, 2001 and 2000.

Cash provided from operations continued to be the company's primary source of funds to finance operating needs, capital expenditures and dividend payments. The company believes it could borrow adequate funds at competitive terms and rates, should it be necessary. This overall financial strength gives Bard sufficient financing flexibility.

Item 7. Management's Discussion and Analysis of Results of Operations and of Financial Conditions (continued)

Total cash outlays made for the purchase of businesses, patents, trademarks, purchase rights, and other related items were approximately $45 million in 2001, $69 million in 2000 and $48 million in 1999. The majority of these investments were for intangible assets, reflecting the premium over book value for these purchases. These cash outlays were financed with cash from operations and additional debt.

Periodically, the company purchases its common stock in the open market to provide shares for issuance under various employee stock plans. In connection with the announced sale of the cardiology businesses, the Board of Directors in July of 1998 authorized the purchase from time to time of up to 10 million shares of common stock. Total shares purchased were 401,500 in 2001, 420,300 in 2000, and 1,629,600 in 1999. 1,853,400 shares remain under the 10 million share purchase authorization.

The company periodically enters into foreign exchange contracts and options to reduce its exposure to fluctuations in currency values. These contracts, which have not been significant, have been exclusively for the forward purchase of, and options in, currencies in which the company has known or anticipated sales or payments. Monetary assets of the company held in foreign currencies have relatively short maturities and are denominated in currencies that have not experienced wide, short-term fluctuations in their equivalent U.S. dollar values.

On January 1, 1999, the eleven original member countries of the European Union began the transition to a common currency, the Euro. These participating countries expect the Euro transition to be completed by July 2002. The company has addressed potential Euro-related issues including pricing/marketing strategy, conversion of computer systems, existing contracts and currency risk in the participating countries. At the present time, management does not believe the Euro conversion has had or will have a material impact on the company's business.

Use of Estimates and Cautionary Factors That May Effect Future Results

The consolidated financial statements include certain amounts that are based on management's best estimates and judgments. Estimates are used in determining such items as provisions for rebates, returns and allowances, depreciable/amortizable lives, pension assumptions, inventory realization and amounts recorded for contingencies, environmental liabilities and other reserves. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. The company is not aware of reasonably likely events or circumstances that would result in different amounts being recorded that would have a material impact on results of operations or financial condition.

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained herein or in other company documents and certain statements that may be made by management of the company orally may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Because actual results are affected by risks and uncertainties, the company cautions investors that actual results may differ materially from those expressed or implied. It is not possible to predict or identify all such risks and uncertainties, but factors that could cause the actual results to differ materially from expected and historical results include, but are not limited to: health care industry consolidation resulting in customer demands for price concessions and contracts that are more complex and have longer terms; competitive factors, including competitors' attempts to gain market share through aggressive marketing programs, the development of new products or technologies by competitors and technological obsolescence; reduction in medical procedures performed in a cost-conscious environment; the lengthy approval time by the FDA or other government authorities to clear medical devices for commercial release; unanticipated product failures; legislative or administrative reforms to the U.S. Medicare and Medicaid systems or other U.S. or non-U.S. reimbursement systems in a manner that would significantly reduce reimbursements for procedures using the company's medical devices; delays or denials of, or grants of low levels of reimbursement for procedures using newly developed devices; the acquisition of key patents by competitors that would have the effect of excluding the company from new market segments; the uncertainty of whether increased research and development expenditures will result in increased sales; unpredictability of existing and future litigation including litigation regarding product liability such as claims of alleged personal injuries as a result of exposure to natural rubber latex gloves distributed by the company as well as other product liability matters, and intellectual property matters and disputes on agreements which arise in the ordinary course of business; government actions or investigations affecting the industry in general or the company in particular; future difficulties obtaining product liability insurance on reasonable terms; efficacy or safety concerns with respect to marketed products, whether scientifically justified or not, that may lead to product recalls, withdrawals or declining sales; uncertainty related to tax appeals and litigation; future difficulties obtaining necessary components used in the company's products and/or price increases from the company's suppliers of critical components; economic factors that the company has no control over, including changes in inflation, foreign currency exchange rates and interest rates; other factors that the company has no control over, including earthquakes, floods, fires and explosions; risks associated with maintaining and expanding international operations; and the risk that the company may not achieve manufacturing or administrative efficiencies as a result of the company's restructuring, the integration of acquired businesses or divestitures. The company assumes no obligation to update forward-looking statements as circumstances change. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q, 8-K and 10-K reports.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Page
II-13	Report of Independent Public Accountants.
II-14	Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999.
II-15	Consolidated Statements of Shareholders' Investment for the years ended December 31, 2001, 2000 and 1999.
II-16	Consolidated Balance Sheets at December 31, 2001 and 2000.
II-17	Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.
II-18	Notes to Consolidated Financial Statements.
II-37	Quarterly Financial Data.
Financial Statement Schedules
Schedules are omitted because they are not applicable, are not required or the information required is included in the financial statements or notes thereto.

Report of Independent Public Accountants

To the Shareholders and Board of Directors of C. R. Bard, Inc.:

We have audited the accompanying consolidated balance sheets of C. R. Bard, Inc. (a New Jersey corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C. R. Bard, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Roseland, New Jersey

January 29, 2002

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(thousands of dollars except per share amounts)

	For the Years Ended December 31,
	2001	2000	1999
Net sales	$1,181,300	$1,098,800	$1,036,500
Costs and expenses:
Cost of goods sold	550,500	499,300	462,300
Marketing, selling and administrative	364,200	352,000	330,500
Research and development	53,400	53,200	53,800
Interest expense	14,200	19,300	19,300
Gain from dispositions of cardiology businesses	- - -	(15,400)	(9,200)
Other (income) expense, net	(5,900)	36,400	6,500
Total costs and expenses	976,400	944,800	863,200
Income before taxes	204,900	154,000	173,300
Income tax provision	61,700	47,100	55,200
Net income	$143,200	$106,900	$118,100
Basic earnings per share	$2.80	$2.11	$2.31
Diluted earnings per share	$2.75	$2.09	$2.28

The accompanying notes to consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

(thousands of dollars except share and per share amounts)

			Capital		Accumulated
			In Excess		Other
	Common	Stock	Of Par	Retained	Comprehen-	Unearned
	Shares	Amount	Value	Earnings	sive Loss	Compensation	Total
Balance at December 31, 1998	51,497,564	$12,900	$132,300	$453,600	$(23,100)	$(8,100)	$567,600
Net income				118,100			118,100
Currency translation adjustments					(25,500)		(25,500)
Comprehensive income							92,600
Cash dividends ($.78 per share)				(40,100)			(40,100)
Treasury stock retired	(1,629,600)	(400)		(82,300)			(82,700)
Employee stock plans	913,893	200	21,200	24,200		(8,700)	36,900
Balance at December 31, 1999	50,781,857	12,700	153,500	473,500	(48,600)	(16,800)	574,300
Net income				106,900			106,900
Currency translation adjustments					(31,600)		(31,600)
Comprehensive income							75,300
Cash dividends ($.82 per share)				(41,800)			(41,800)
Treasury stock retired	(420,300)	(100)		(17,700)			(17,800)
Employee stock plans	547,057	100	23,800	(1,500)		1,500	23,900
Balance at December 31, 2000	50,908,614	12,700	177,300	519,400	(80,200)	(15,300)	613,900
Net income				143,200			143,200
Currency translation adjustments					3,800		3,800
Comprehensive income							147,000
Cash dividends ($.84 per share)				(43,100)			(43,100)
Treasury stock retired	(401,500)	(100)		(17,500)			(17,600)
Employee stock plans	1,876,604	500	84,400	100		3,500	88,500
Balance at December 31, 2001	52,383,718	$13,100	$261,700	$602,100	$(76,400)	$(11,800)	$788,700

The accompanying notes to consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(thousands of dollars except share and par amounts)

ASSETS	December 31,
Current assets:	2001	2000
Cash	$30,800	$21,300
Short-term investments	240,200	98,400
Accounts receivable, less reserve of $13,900 and $14,500, respectively	176,800	195,800
Inventories	182,000	193,500
Other current assets	17,600	17,600
Total current assets	647,400	526,600
Property, plant and equipment, at cost
Land	5,800	5,800
Buildings and improvements	117,800	116,700
Machinery and equipment	169,300	159,100
292,900	281,600
Less - accumulated depreciation and amortization	135,000	126,100
Net property, plant and equipment	157,900	155,500
Intangible assets, net of amortization	372,900	356,200
Other assets	52,900	50,900
$1,231,100	$1,089,200
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$800	$800
Accounts payable	43,600	56,000
Accrued compensation and benefits	54,900	40,000
Accrued expenses	102,300	96,200
Federal and foreign income taxes	32,900	31,500
Total current liabilities	234,500	224,500
Long-term debt	156,400	204,300
Other long-term liabilities	51,500	46,500
Commitments and contingencies	- - -	- - -
Shareholders' investment:
Preferred stock, $1 par value, authorized 5,000,000 shares; none issued	- - -	- - -
Common stock, $.25 par value, authorized 300,000,000 shares; issued and outstanding 52,383,718 shares in 2001 and 50,908,614 shares in 2000	13,100	12,700
Capital in excess of par value	261,700	177,300
Retained earnings	602,100	519,400
Accumulated other comprehensive loss	(76,400)	(80,200)
Unearned compensation	(11,800)	(15,300)
Total shareholders' investment	788,700	613,900
$1,231,100	$1,089,200

The accompanying notes to consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(thousands of dollars)

	For the Years Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income	$143,200	$106,900	$118,100
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	53,200	49,600	49,100
Net gain on product line sales and asset dispositions, net of tax	- - -	(16,000)	(6,000)
Deferred income taxes	3,000	14,000	16,300
Expenses under stock plans	6,200	5,800	6,000
Other noncash items	(800)	36,000	11,200
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	23,400	1,900	(3,600)
Inventories	11,300	2,500	(28,700)
Other assets	(7,400)	2,100	23,300
Current liabilities, excluding debt and including tax benefits from employee option exercises of $8,600, $2,100, and $4,600 in 2001, 2000 and 1999, respectively	10,700	(1,200)	(86,300)
Other long-term liabilities	5,300	5,100	(8,900)
Net cash provided by operating activities	248,100	206,700	90,500
Cash flows from investing activities:
Capital expenditures	(27,400)	(19,400)	(26,100)
Net proceeds from sales of product lines	- - -	32,000	9,000
Payments made for purchases of businesses	(27,000)	(46,800)	- - -
Patents, trademarks and other	(17,700)	(21,800)	(47,700)
Net cash (used in)provided by investing activities	(72,100)	(56,000)	(64,800)
Cash flows from financing activities:
Common stock issued for options and benefit plans	83,300	19,700	22,500
Purchase of common stock	(17,500)	(17,800)	(82,700)
(Proceeds from) repayments of long-term borrowings, net	(47,900)	46,400	(1,000)
(Repayments of) proceeds from short-term borrowings, net	- - -	(129,400)	128,500
Dividends paid	(43,100)	(41,800)	(40,100)
Net cash (used in) provided by financing activities	(25,200)	(122,900)	27,200
Effect of exchange rate changes on cash	(2,600)	(6,400)	(1,400)
Cash and cash equivalents:
Net increase during the year	148,200	21,400	51,500
Balance at January 1	114,100	92,700	41,200
Balance at December 31	$262,300	$114,100	$92,700

The accompanying notes to consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

C. R. Bard, Inc. (the "company" or "Bard") is a leading multinational developer, manufacturer and marketer of health care products. The company markets its products worldwide to hospitals, individual health care professionals, extended care facilities and alternate site facilities. Bard holds strong market positions in products used for vascular, urological and oncological diagnosis and intervention. Bard also has a surgical products group.

1. Significant Accounting Policies

Consolidation - The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The accounts of most foreign subsidiaries are consolidated as of November 30. No events occurred related to these foreign subsidiaries in December 2001, 2000 or 1999 that materially affected the financial position or results of operations. Unincorporated joint ventures are recorded under the equity method of accounting. The company has a 50% ownership in Medicon, a Japanese joint venture. The company's investment in Medicon was $12,600,000 at December 31, 2001 and $10,500,000 at December 31, 2000. The company has no unconsolidated subsidiaries or Special Purpose Entities ("SPEs").

Foreign CurrencyTranslation - Financial statements of foreign subsidiaries are translated into U.S. dollars at current rates, except that the revenues, costs and expenses are translated at average current rates during each reporting period. Net exchange gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany transactions of a long-term investment nature are accumulated and credited or charged directly to a separate component of shareholders' investment. Any foreign currency gains or losses related to transactions are charged to other (income) expense, net. See Note 9. Other (Income) Expense, Net.

Revenue Recognition - The company recognizes revenue from product sales when the goods are shipped to its customers. For certain products, the company maintains consigned inventory at customer locations. For these products, revenue is recognized at the time the company is notified that the product has been used by the customer.

Earnings Per Share - "Basic earnings per share" represents net income divided by the weighted average shares outstanding. "Diluted earnings per share" represents net income divided by weighted average shares outstanding adjusted for the incremental dilution of outstanding employee stock options and awards. Unless indicated otherwise, per share amounts are calculated on a diluted basis.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Significant Accounting Policies (continued)

 A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:
	2001	2000	1999
Average common shares outstanding	51,226,879	50,699,133	51,183,473
Incremental common shares issuable: stock options and awards	773,923	522,535	698,436
Average common shares outstanding assuming dilution	52,000,802	51,221,668	51,881,909

Approximately 2,500 potentially dilutive shares have been excluded from diluted average common shares outstanding because their effect would be antidilutive.

Short-term Investments - Short-term investments that have a maturity of ninety days or less are considered cash equivalents and amounted to $231,500,000 and $92,800,000 as of December 31, 2001 and 2000, respectively. Short-term investments are stated at cost, which approximates their market value.

Inventories - Inventories are stated at the lower of cost or market. Certain domestic inventories are accounted for using the last-in-first-out ("LIFO") method of determining costs. All other inventories are accounted for using the first-in-first-out ("FIFO") method. Due to changing technologies and cost containment the difference between the valuation under the LIFO method and the FIFO method is not significant. The following is a summary of inventories at December 31:
(thousands of dollars)	2001	2000
Finished goods	$97,300	$98,200
Work in process	57,100	64,100
Raw materials	27,600	31,200
Total	$182,000	$193,500

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies (continued)

Long-lived Assets - The company periodically evaluates its long-lived assets to determine whether an impairment has occurred. If this evaluation indicates that the remaining estimated useful life of an asset requires revision or that an asset is unrecoverable, the carrying amount of the asset is reduced by the estimated shortfall of cash flows on a discounted basis. Please refer to Note 9, Other (Income) Expense, Net, for a discussion of the company's asset impairment charges.

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

Depreciation expense was approximately $26,200,000 in 2001, $24,800,000 in 2000 and $25,900,000 in 1999.

Other intangible assets are amortized primarily over periods of 2-15 years, as appropriate. Amortization expense for other intangible assets was approximately $13,800,000 in 2001, $12,100,000 in 2000 and $11,800,000 in 1999.

As of December 31, intangible assets include the following:
(thousands of dollars)	2001	2000
Gross goodwill	$407,100	$379,900
Goodwill accumulated amortization	(98,800)	(87,800)
Gross other intangibles (primarily patents)	209,500	194,900
Other intangible accumulated amortization	(144,900)	(130,800)
Intangible assets, net	$372,900	$356,200

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies (continued)

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 requires that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented, or exchanged. FAS 141 was effective for all business combinations initiated after June 30, 2001. FAS 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. FAS 142 is effective for fiscal years beginning after December 15, 2001.

FAS 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and, if necessary, the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives shall be tested for impairment. Goodwill recognized on or before June 30, 2001, shall be assigned to one or more reporting units and shall be tested for impairment as of the beginning of the fiscal year in which FAS 142 is initially applied in its entirety.

The company is assessing the potential impact of the adoption of FAS 142 which is effective as of January 1, 2002. The reassessment of intangible assets must be completed during the first quarter of 2002 and the assignment of goodwill to reporting units, along with completion of the first step of the transitional goodwill impairment tests, must be completed during the first six months of 2002. The company anticipates that the majority of the goodwill recognized prior to July 1, 2001 will no longer be amortized effective January 1, 2002. The largest single item in goodwill relates to the company's acquisition of IMPRA in 1996. The net amount of goodwill for IMPRA was approximately $121,300,000 and $124,800,000 at December 31, 2001 and 2000, respectively. Total goodwill amortization was $13,200,000, $12,700,000 and $11,400,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". FAS 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies (continued)

FAS 144 retains the basic provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. FAS 144 is effective for fiscal years beginning after December 15, 2001, and the interim periods within.

The Company is currently evaluating the impact on its financial statements of adopting this statement.

Concentrations of Credit Risk - Financial instruments, which potentially subject the company to significant concentrations of credit risk, consist principally of cash investments and trade accounts receivable. The company maintains cash and cash equivalents, investments, and certain other financial instruments with various major financial institutions. The company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any one institution.

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

Sales to distributors, which supply the company's products to many end users, accounted for approximately 37% of the company's net sales in 2001, and the five largest distributors combined accounted for approximately 68% of such sales.

Derivative Instruments - The FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by Statement of Financial Accounting Standards No. 138, ("FAS 133"). FAS 133 was effective for Bard as of January 1, 2001. FAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. FAS 133 requires that changes in the derivative's fair value be recognized in either income or other comprehensive income, depending on the designated purpose of the derivative. The application of FAS 133 did not have a material effect on the financial statements presented herein.

Use of Estimates - The company's consolidated financial statements and related disclosures have been prepared in conformity with accounting principles generally accepted in the United States and, accordingly, include amounts based on estimates and assumptions of management.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies (continued)

These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

2. Acquisitions and Dispositions

During 2001 and 2000, the company spent approximately $27.0 million and $46.8 million, respectively, for the acquisition of several companies to augment existing product lines. The impact on the company's results of operations was not significant. During 2001 and 2000, the company spent approximately $27.0 million and 46.8 $million, respectively, for the acquisition of several companies to augment existing product lines. The impact on the company's results of operations was not significant.

Acquisition of C. R. Bard by Tyco International - On May 29, 2001, Bard entered into an agreement that provided for the merger of Bard with a subsidiary of Tyco International Ltd. ("Tyco"). On February 6, 2002, Bard and Tyco agreed to terminate the merger agreement. Each party agreed to bear its own costs and expenses. Neither company will pay a break-up fee.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Income Tax Expense

Income tax expense consists of the following:

(thousands of dollars)	2001	2000	1999
Current provision:
Federal	$36,900	$14,500	$22,200
Foreign	14,500	14,400	11,300
State	7,300	4,200	5,400
	58,700	33,100	38,900
Deferred provision:
Federal	1,700	13,300	16,400
Foreign	100	(100)	(600)
State	1,200	800	500
	3,000	14,000	16,300
Total	$61,700	$47,100	$55,200

Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates, applicable to future years, to differences between the financial reporting and the tax basis of assets and liabilities. At December 31, 2001, the company's net deferred tax assets amounted to approximately $16,800,000, which are recorded in other current assets and other assets. This amount principally comprises the tax effects of the differences between tax and financial accounting treatment of employee benefits of $19,000,000 and accrued expenses and other temporary differences of $4,800,000, offset by the effect of accelerated depreciation of $7,000,000.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Income Tax Expense (continued)

The following is a reconciliation between the effective tax rates and the statutory rates:

	2001	2000	1999
U.S. federal statutory rate	35%	35%	35%
State income taxes net of federal income tax benefits	3	3	3
Operations taxed at less than the U.S. statutory rate	(9)	(9)	(8)
Other, net	1	2	2
Effective tax rate	30%	31%	32%

Cash payments for income taxes were $47,100,000, $30,200,000 and $52,500,000 in 2001, 2000 and 1999, respectively. The company has not provided for federal income taxes on the undistributed earnings of its foreign operations as it is the company's intention to permanently reinvest undistributed earnings (approximately $7102,9700,000 as of December 31, 2001).

4. Short-Term Borrowings and Long-Term Debt

The company maintains uncommitted lines of credit, a commercial paper program and committed credit facilities that support the company's commercial paper program. The committed facilities can also be used for other corporate purposes. Commercial paper borrowings amounted to $0 and $47,100,000 at December 31, 2001 and 2000, respectively.

The maximum amount of commercial paper outstanding during 2001 was approximately $57,500,000 with an average outstanding balance of $31,200,000 and an effective interest rate of 5.11%.

At December 31, 2001, the company had no short-term uncommitted borrowings and had available unused lines under its uncommitted lines of credit of $5075,000,000. In 2000, the company replaced its maturing $300 million committed credit facility with a $200 million five-year committed facility that matures in May 2005 and a $100 million 364-day committed facility that matures in May 2002. At December 31, 2001, there were no borrowings under these facilities, which carry a variable market rate of interest and require an annual commitment fee. The entire balance of commercial paper outstanding at December 31, 2000 was classified as long-term debt since the company had sthe ability through its renegotiated committed credit lines to refinance these amounts on a long-term basis.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Short-Term Borrowings and Long-Term Debt (continued)

The following is a summary of long-term debt at December 31:
(thousands of dollars)	2001	2000
6.70% notes due 2026	$149,900	$149,900
7.80% mortgage loan	2,200	2,900
Commercial paper classified as long-term debt	- - -	47,100
Other long-term debt	5,100	5,200
	157,200	205,100
Less: amounts classified as current	800	800
Total	$156,400	$204,300

The 6.70% notes due 2026 may be redeemed at the option of the note holder on December 1, 2006, at a redemption price equal to the principal amount. The market value of the notes approximates $154,100,000 at December 31, 2001. Interest expense in 2001, 2000 and 1999 approximated the cash outlay in each year. At December 31, 2001, the aggregate maturities of long-term debt were as follows: 2002 - $800,000; 2003 - $800,000; 2004 - $4,100,000; 2005 - $100,000; 2006 - $150,600,000; 2007 and thereafter - $800,000.

Certain of the company's debt agreements contain customary representations, warranties and default provisions as well as restrictions that, among other things, require the maintenance of minimum net worth and operating cash flow levels and limit the amount of debt that the company may have outstanding. As of December 31, 2001, the company was in compliance with all such covenants.

The company enters into foreign exchange forward contracts and options to help reduce the exposure to fluctuations between certain currencies. The notional amount of forward contracts outstanding was $200,000 and $500,000 at December 31, 2001 and December 31, 2000, respectively. These contracts create limited earnings volatility because gains and losses associated with exchange rate movements are generally offset by movements in the underlying hedged item. See Note 1, Significant Accounting Policies for a discussion of Derivative Instruments.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Commitments and Contingencies

The company is subject to various legal proceedings and claims, including claims of alleged personal injuries as a result of exposure to natural rubber latex gloves distributed by the company and other product liability matters, environmental matters, intellectual property matters and disputes on agreements which arise in the ordinary course of business. The company believes that these legal matters will likely be disposed of over an extended period of time and should not have a material adverse impact on the company's consolidated financial position or results of operations.

The company is committed under noncancelable operating leases involving certain facilities and equipment. The minimum annual rentals under the terms of these leases are as follows: 2002 - $15,200,000; 2003 - $12,100,000; 2004 - $8,800,000; 2005 - $4,000,000; 2006 - $3,600,000 and thereafter - $7,400,000. Total rental expense for all leases approximated $19,700,000 in 2001, $20,600,000 in 2000 and $19,600,000 in 1999.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Shareholders' Investment

The company grants stock options, stock awards and restricted stock under various plans to certain directors, officers and employees. At December 31, 2001, approximately 1,387,164 shares were reserved for issuance under these plans. In addition, the company has two share purchase plans.

Stock Options - The company grants stock options to directors and certain officers and employees at prices equal to the market value of the shares at the date of grant. Currently outstanding options become exercisable over a four to nine year period. Certain option grants in 1997 and substantially all option grants from 1998 on have acceleration features based upon performance criteria. During 1999, the company made a special award of approximately 661,500 performance-based stock options at a price equal to the market value of the shares at the date of grant. During 2001, the company made a special award of approximately 1,207,500 performance-based stock options at a price equal to the market value of the shares at the date of grant. These performance-based stock options become exercisable on their ninth anniversary after the date of grant or on an accelerated basis when the company reaches certain performance criteria.

The following tables summarize information about stock option activity and amounts:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding December 31, 1998	3,353,345	$32.55
(1,905,996 exercisable)
Granted	1,432,212	$49.74	$15.03
Exercised	(704,233)	$30.65
Canceled	(144,510)	$32.20
Options outstanding December 31, 1999	3,936,814	$39.13
(2,271,744 exercisable)
Granted	832,992	$49.98	$15.87
Exercised	(396,593)	$31.06
Canceled	(167,773)	$44.16
Options outstanding December 31, 2000	4,205,440	$41.84
(2,043,641 exercisable)
Granted	1,384,000	$43.82	$13.24
Exercised	(1,704,828)	$40.48
Canceled	(176,471)	$48.15
Options outstanding December 31, 2001	3,708,141	$42.90
(2,218,725 exercisable)

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Shareholders' Investment (continued)

Range of Exercise Prices	Number Outstanding at 12/31/01	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable at 12/31/01	Weighted Average Exercise Price
$10 to 30	395,707	2.6	$26.38	395,707	$26.38
$30 to 35	183,453	4.4	$32.85	182,674	$32.84
$35 to 40	284,333	5.4	$37.20	283,208	$37.19
$40 to 45	1,539,500	8.8	$43.16	716,075	$42.66
$45 to 50	443,811	7.6	$48.19	395,786	$48.13
$50 to 55	861,337	7.8	$51.31	245,275	$51.56
$10 to 55	3,708,141	7.3	$42.90	2,218,725	$40.21

In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), the fair value of stock-based compensation is estimated on the date of grant using the Black-Scholes option-pricing model for pro forma disclosure purposes.

	2001	2000	1999
Dividend yield	1.6%	2%	2%
Risk-free interest rate	4.33%	5.06%	6.58%
Expected option life in years	4.6	5.3	5.2
Expected volatility	33%	32%	28%

As permitted by FAS 123, the company has chosen to continue accounting for stock options at their intrinsic value. Accordingly, no compensation expense has been recognized for its stock option plans. Had the fair value method of accounting been applied to the company's stock option plans, the tax-affected impact would be as follows:

(thousands of dollars except per share amounts)	2001	2000	1999
Net income as reported	$143,200	$106,900	$118,100
Pro forma net income	$133,600	$98,300	$111,300
Diluted earnings per share as reported	$2.75	$2.09	$2.28
Pro forma diluted earnings per share	$2.57	$1.92	$2.15

This pro forma impact takes into account only options granted since January 1, 1995 and increases as additional options are granted and amortized ratably over the vesting period.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Shareholders' Investment (continued)

Stock Purchase Plans - Under the company's management stock purchase plan, management-level employees are granted the right to purchase the company's stock with their annual bonus at a discounted price. Restrictions limit the sale or transfer of these shares during a three-year period from the purchase date. Certain shares may be forfeited if the employee terminates during this three-year period. In 2001, employees purchased approximately 116,000 shares at a per share price of $44.13. In 2000, employees purchased approximately 123,000 shares at a per share price of $32.53. In 1999, employees purchased approximately 122,000 shares at a per share price of $28.43. The company recorded compensation expense related to existing and anticipated stock purchases of $1,300,000, $1,500,000 and $1,300,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The unamortized portion was $800,000 at December 31, 2001, and 2000 and 1999. In 2001, the management stock purchase plan was suspended in accordance with the merger agreement with Tyco. The benefit to participants under this plan with respect to 2001 was replaced with a cash award. It is the company's intention to reinitiate the management stock purchase plan beginning with the 2002 bonus.

Under the company's employee stock purchase plan, employees are granted the right to purchase certain amounts of the company's stock at a 15% discount to the lesser of the market price on the beginning or ending date of the specified offering period. Employees purchased 79,000 shares at a price $39.69 per share; 29,000 shares at a price of $41.09 per share and 28,000 shares at a price of $40.48 per share in 2001, 2000 and 1999 respectively.In 2001, employees purchased 79,000 shares at a price per share of $39.69. In 2000 and 1999, employees purchased 29,000 and 28,000 shares, respectively, at a per share price of $41.09 and $40.48, respectively. In 2001, the employee stock purchase plan was suspended in accordance with the merger agreement with Tyco.

It is the company's intention to reinitiate the employee stock purchase plan during 2002.

Stock Awards - The company awards stock to certain key employees and directors. Shares are granted at no cost to the recipients and are distributed in three separate installments. Beginning in 2000, the company substituted its stock award program with a cash bonus and no stock grants were made during 2001. During 2000 and 1999 the company granted approximately 2,000, and 21,000 shares, respectively. The fair value of these awards is charged to expense as the shares are distributed. The company recorded compensation expense related to these awards of $200,000, $500,000 and $1,000,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Restrictions limit the sale or transfer of stock awards until distributed.

Restricted Stock - The company grants restricted stock at no cost to certain management-level employees. Shares are issued to the participants at the date of grant, entitling the participants to dividends and the right to vote their respective shares. Restrictions limit the sale or transfer of currently outstanding shares during a five-year period from the grant date. During 2001, 2000 and 1999 the company granted approximately 71,000, 77,000 and 82,000 shares, respectively, of restricted stock to eligible employees. The fair value of these restricted shares at the date of grant is amortized to expense ratably over the restriction period. The company recorded compensation expense related to restricted stock of $3,700,000, $2,800,000 and $2,000,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The unamortized portion was $7,2300,000, $7,600,000 and $7,000,000 at December 31, 2001, 2000 and 1999, respectively.

Performance-Based Restricted Stock - During 1999 and 1997 the company granted 152,000 and 130,000 shares, respectively, of performance-based restricted stock to certain officers. Shares were issued at no cost to the officers entitling them to dividends and the right to vote their respective shares.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Shareholders' Investment (continued)

Performance-Based Restricted Stock (continued) - Restrictions that limit the sale or transfer of these shares expire five years after the company achieves certain performance criteria. The estimated fair value of these performance-based restricted shares is adjusted and amortized to expense ratably over the restriction period. The company recorded compensation expense related to performance-based restricted stock of $1,800,000, $2,100,000 and $1,900,000 in 2001, 2000 and 1999, respectively. The unamortized portion was $3,800,000, $6,900,000 and $9,000,000 at December 31, 2001, 2000 and 1999, respectively. As of December 31, 2001, no shares are subject to performance restrictions.

8. Postretirement Benefits

The company has defined benefit pension plans that cover substantially all domestic and certain foreign employees. These plans provide benefits based upon a participant's compensation and years of service. In addition, the company has a defined contribution plan covering substantially all domestic employees and a supplemental defined contribution plan for certain officers and key employees. The amounts charged to income for these plans amounted to $10,100,000 in 2001, $11,100,000 in 2000 and $10,900,000 in 1999.

The following tables set forth information relative to the company's defined benefit plans:
(thousands of dollars)	2001	2000
CHANGE IN PROJECTED BENEFIT OBLIGATION AS OF SEPTEMBER 30:
Projected benefit obligation as of previous year	$118,100	$123,000
Service cost	7,200	7,000
Interest cost	8,200	8,200
Actuarial loss/(gain)	4,500	(5,100)
Benefits paid	(9,200)	(13,600)
Other	300	(1,400)
Projected benefit obligation as of current year	$129,100	$118,100
CHANGE IN PLAN ASSETS AS OF SEPTEMBER 30:	2001	2000
Fair value as of previous year	$132,200	$126,600
Actual return	(13,000)	13,100
Company contribution	1,500	7,600
Benefits paid	(9,200)	(13,600)
Other	200	(1,500)
Fair value as of current year	$111,700	$132,200

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Postretirement Benefits (continued)

FUNDED STATUS AS OF DECEMBER 31:	2001	2000
As of current year end	$(17,400)	$14,100
Unrecognized net loss/(gain)	21,800	(6,500)
Unrecognized prior service cost	1,900	2,400
Unrecognized net transition asset	(300)	(500)
Prepaid pension obligation	$6,000	$9,500

Pension costs related to the defined benefit pension plans for the years ended December 31, 2001, 2000 and 1999 are as follows:
(thousands of dollars)	2001	2000	1999
Service cost	$7,200	$7,000	$7,000
Interest cost	8,200	8,200	8,000
Expected return on plan assets	(10,900)	(9,500)	(9,300)
Other	500	900	2,100
Net periodic pension cost	$5,000	$6,600	$7,800

Weighted average assumptions:	2001	2000	1999
Discount rate	7.09%	7.35%	7.13%
Expected return on plan assets	9.38%	8.94%	8.93%
Rate of compensation increase	4.63%	4.85%	4.86%

The company does not provide postretirement health care benefits and life insurance coverage except to a limited number of former employees. The amounts charged to income for this plan were approximately $750,000 in 2001, $750,000 in 2000 and $700,000 in 1999. The accumulated postretirement benefit obligation included in other long-term liabilities amounted to $9,400,000 and $10,100,000 for the years ended December 31, 2001 and 2000, respectively.

Actuarial assumptions included a discount rate of 7.25% and an ultimate health care cost trend rate of 5%. The effect of a 1% annual increase in the assumed cost trend rate would increase the accumulated postretirement benefit obligation at December 31, 2001 by $785,000 and postretirement benefit cost by $57,000. The effect of a 1% annual decrease in the assumed cost trend rate would decrease the accumulated postretirement benefit obligation at December 31, 2001 by $677,000 and postretirement benefit cost by $49,000.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Other (Income) Expense, Net

Other (income) expense, net for 2001 includes a net gain of $1,200,000 from patent and legal settlements, a charge of $800,000 related to the acquisition of a business and a net gain of $400,000 including $500,000 from asset dispositions. The net after-tax effect of these items amounted to an after-tax gain of $500,000 ($.01 per share after-tax).The table below details the components of other (income) expense, net for the three years ended

December 31, 2001.
(thousands of dollars)	2001	2000	1999
Interest income	$(6,200)	$(3,700)	$(2,100)
Foreign exchange losses/(gains)	1,100	(800)	(900)
Legal and patent settlements, net	(1,200)	(5,000)	- - -
Endologix write-off and asset impairments	- - -	40,300	9,700
Acquired R&D	800	9,300	- - -
Gains from asset dispositions	(500)	(11,000)	- - -
Other, net	100	7,300	(200)
Total	$(5,900)	$36,400	$6,500

During 2000, the company announced that it would not exercise its option to acquire the remaining capital stock of Endologix, Inc., a California-based company that had developed an endoluminal graft (ELG) used for the minimally invasive treatment of abdominal aortic aneurysms. This decision resulted in a pretax charge of $40,300,000. The net after-tax effect of this charge amounted to $27,200,000 ($0.53 per share after tax). Additionally during 2000, other (income) expense, net included a net gain of $5,000,000 from the settlement of legal and patent infringement claims, a gain of $11,000,000 from asset dispositions, a charge of $9,300,000 related to the acquisition of several businesses and a charge of $7,300,000 related to other items, including $2,800,000 in contributions. In addition, the company settled all remaining open issues related to the 1998 dispositions of its cardiology businesses and recorded a pretax gain of $15,400,000 ($0.19 per share after tax). The cardiology gain was recorded separately in gain from dispositions of cardiology businesses. The net after-tax effect of these items (excluding the Endologix write-off described above) amounted to an after-tax gain of $8,700,000 ($0.17 per share after tax). The net after-tax effect of all these 2000 items (including the Endologix write-off) amounted to an after-tax charge of $18,500,000 ($0.36 per share after tax).

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
(thousands of dollars)	2001	2000	1999
Sales:
Vascular	$250,900	$241,200	$226,200
Urology	390,100	361,200	353,600
Oncology	274,600	253,000	238,000
Surgery	205,200	182,600	164,500
Other products	60,500	60,800	54,200

Total net sales	$1,181,300	$1,098,800	$1,036,500

Income before taxes	$204,900	$154,000	$173,300

Total assets	$1,231,100	$1,089,200	$1,126,400

Capital expenditures	$27,400	$19,400	$26,100

Depreciation and amortization	$536,2000	$49,600	$49,100

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Segment Information (continued)

The following table presents total net sales by geography based on the location of the external customer:
(thousands of dollars)	2001	2000	1999
United States	$862,500	$788,300	$730,800
Europe	195,200	186,300	192,800
Japan	61,300	60,000	53,700
Rest of World	62,300	64,200	59,200
Total	$1,181,300	$1,098,800	$1,036,500

The following table presents identifiable assets by geography:
(thousands of dollars)	2001	2000	1999
United States	$871,200	$766,400	$812,600
Europe	281,700	244,600	233,800
Japan	- - -	600	700
Rest of World	78,200	77,600	79,300
Total	$1,231,100	$1,089,200	$1,126,400

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Subsequent Event

On May 29, 2001, Bard entered into an agreement that provided for the merger of Bard with a subsidiary of Tyco International Ltd. On February 6, 2002, subsequent to the date of the auditor's report on the company's financial statements for 2001, Bard and Tyco

On February 6, 2002, C. R. Bard, Inc. and Tyco International Ltd.agreed to terminate their merger agreement. Each company agreed to bear its own costs and expenses. Neither company will pay a break-up fee. Bard anticipates a first quarter 2002 one-time charge associated with the termination of the Tyco merger of approximately not to exceed $10,000,000 on a pre-tax basis.

As a result of the merger termination, the company intends to resume the management stock purchase plan beginning with the 2002 bonus and to resume the employee stock purchase plan during 2002.

C. R. BARD, INC. AND SUBSIDIARIES

QUARTERLY FINANCIAL DATA

(thousands of dollars except per share amounts)
2001	1st	2nd	3rd	4th	Year
Net sales	$284,800	$295,900	$297,800	$302,800	$1,181,300
Cost of goods sold	132,500	138,200	139,500	140,300	550,500
Income before taxes	47,400	50,000	51,200	56,300	204,900
Net income	33,200	35,000	35,700	39,300	143,200
Per share information:
Basic earnings per share	$.65	$.69	$.70	$.76	$2.80
Diluted earnings per share	$.65	$.68	$.68	$.74	$2.75
2000	1st	2nd	3rd	4th	Year
Net sales	$268,500	$274,600	$275,400	$280,300	$1,098,800
Cost of goods sold	120,300	124,500	126,100	128,400	499,300
Income before taxes	45,500	48,400	49,300	10,800	154,000
Net income	31,500	33,100	34,000	8,300	106,900
Per share information:
Basic earnings per share	$.62	$.66	$.67	$.16	$2.11
Diluted earnings per share	$.62	$.65	$.66	$.16	$2.09

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

C. R. BARD, INC. AND SUBSIDIARIES

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors of the Registrant

Information with respect to Directors of the company is incorporated herein by reference to the material contained under the heading "Proposal No. 1 - Election of Directors" in the company's definitive Proxy Statement dated March 15, 2002.

Executive Officers of the Registrant

Information with respect to Executive Officers of the Registrant begins on page I-9 of this filing.

Item 11. Executive Compensation

The information contained under the caption "Executive Compensation" in the company's definitive Proxy Statement dated March 15, 2002 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information contained under the captions "Securities Ownership of Certain Beneficial Owners" and "Securities Ownership of Management" in the company's definitive Proxy Statement dated March 15, 2002 is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information contained under the caption "Related Transactions" in the company's definitive Proxy Statement dated March 15, 2002 is incorporated herein by reference.

C. R. BARD, INC. AND SUBSIDIARIES

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(l) and (2) The following documents are filed as a part of this report:

Financial Statements and Financial Statement Schedules - - See Index to Consolidated Statements at Item 8 page II-12 of this report.

C. R. BARD, INC. AND SUBSIDIARIES

3. Exhibits, No.

3a	Registrant's Restated Certificate of Incorporation, as amended, as of April 17, 1996, filed as Exhibit 3 to the company's September 30, 1996 Form 10-Q is incorporated herein by reference.
3b	Registrant's Bylaws amended as of October 11, 2000 filed as Exhibit 3b to the company's December 31, 2000 Form 10-K is incorporated herein by reference.
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

10d*	C. R. Bard, Inc. 1990 Stock Option Plan, filed as Exhibit 10h to the company's 1993 Annual Report on Form 10-K, is incorporated herein by reference.
10e*	C. R. Bard, Inc. 1989 Employee Stock Appreciation Rights Plan, filed as Exhibit 10i to the company's 1993 Annual Report on Form 10-K, is incorporated herein by reference.
10f*	C. R. Bard, Inc. Amended Agreement and Plans Trust amended and restated as of December 10, 2001.
10g*

Forms of Supplemental Insurance/Retirement Plan, Plan I - For new corporate officer when previous agreement as non-officer exists, Plan II - For new corporate officer when no previous agreement exists, filed as Exhibit 10k to the company's 1993 Annual Report on Form 10-K, is incorporated herein by reference.

C. R. BARD, INC. AND SUBSIDIARIES

3. Exhibits, No. (continued)

10h*	Stock Equivalent Plan For Outside Directors of C. R. Bard, Inc. amended and restated as of October 10, 2001.
10i*

Deferred Compensation Contract Deferral of Directors' Fees, as amended, between C. R. Bard, Inc. and William T. Butler, M.D., Regina E. Herzlinger, and Robert P. Luciano, filed as Exhibit 10m to the company's 1993 Annual Report on Form 10-K, is incorporated herein by reference.

10j*	1988 Directors Stock Award Plan of C. R. Bard, Inc. amended and restated as of March 1, 2002.
10k*	C. R. Bard, Inc. Excess Benefit Plan as of July 13, 1988, filed as Exhibit 10o to the company's 1993 Annual Report on Form 10-K, is incorporated herein by reference.
10l*	C. R. Bard, Inc. Supplemental Executive Retirement Plan, dated as of July 13, 1988, filed as Exhibit 10p to the company's 1993 Annual Report on Form 10-K, is incorporated herein by reference.
10m*

C. R. Bard, Inc. 1994 Executive Bonus Plan, filed as Exhibit 10 to the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, File No. 1-6926, is incorporated herein by reference.

10n*	C. R. Bard, Inc. Long-Term Performance Incentive Plan effective as of January 1, 1977, filed as Exhibit 10r to the company's 1993 Annual Report on Form 10-K, is incorporated herein by reference.
10o*	Forms of Deferred Compensation Contract Deferral of Discretionary Bonus, filed as Exhibit 10s to the company's 1993 Annual Report on Form 10-K, is incorporated herein by reference.
10p*	Forms of Deferred Compensation Contract Deferral of Salary, filed as Exhibit 10t to the company's 1993 Annual Report on Form 10-K, is incorporated herein by reference.
10q*	1993 Long Term Incentive Plan of C. R. Bard, Inc., as amended effective April 18, 2001.
10r*	John H. Weiland Change of Control Agreement, dated as of March 11, 1996, filed as Exhibit 10w to the company's 1995 Annual Report on Form 10-K, is incorporated herein by reference.
10t*	Timothy M. Ring Change of Control Agreement, dated as of March 12, 1996, filed as Exhibit 10y to the company's 1995 Annual Report on Form 10-K, is incorporated herein by reference.
10u*	Guy J. Jordan Change of Control Agreement, dated as of October 10, 1996, filed as Exhibit 10z to the company's 1996 Annual Report on Form 10-K, is incorporated herein by reference.
10v*	Charles P. Grom Change of Control Agreement, dated as of December 11, 1996, filed as Exhibit 10aa to the company's 1996 Annual Report on Form 10-K, is incorporated herein by reference.

C. R. BARD, INC. AND SUBSIDIARIES

3. Exhibits, No. (continued)

10w*	Nadia J. Bernstein Change of Control Agreement, dated as of February 8, 1999, filed as Exhibit 10x to the company's 1998 Annual Report on Form 10-K, is incorporated herein by reference.
10y*	Charles P. Slacik Change of Control Agreement, dated as of January 6, 1999, filed as Exhibit 10y to the company's 1998 Annual Report on Form 10-K, is incorporated herein by reference.
10z*	C. R. Bard, Inc. Management Stock Purchase Plan, amended as of December 8, 1999, filed as Exhibit 10z to the company's 1999 Annual Report on Form 10-K, is incorporated herein by reference.
10aa*	1998 Employee Stock Purchase Plan, amended as of December 8, 1999, filed as Exhibit 10aa to the company's 1999 Annual Report on Form 10-K, is incorporated herein by reference.
10ab*

Retirement Plan for Outside Directors of C. R. Bard, Inc., amended and restated as of September 9, 1992, filed as Exhibit 10ab to the company's 1999 Annual Report on Form 10-K, is incorporated herein by reference.

10ac*	Joseph A. Cherry Change of Control Agreement, dated as of June 30, 2000 filed as Exhibit 10ac to the company's June 30, 2000 Form 10-Q, is incorporated herein by reference.
10ad*	Susan Alpert, Ph.D., M.D. Change of Control Agreement, dated as of October 10, 2000 filed as Exhibit 10ad to the company's September 30, 2000 Form 10-Q, is incorporated herein by reference.
10ae*	Todd C. Schermerhorn Change of Control Agreement, dated as of October 14, 1998 filed as Exhibit 10ac to the company's September 30, 1998 Form 10-Q, is incorporated herein by reference.
10af*	James L. Natale Change of Control Agreement, dated as of October 14, 1998 filed as Exhibit 10ad to the company's September 30, 1998 Form 10-Q, is incorporated herein by reference.
10ag*	Supplemental Retirement Benefits for William H. Longfield dated October 11, 2000.
10ah*	Employment Letter with Joseph A. Cherry effective June 30, 2000.
10ai*	Employment Letter with Susan Alpert, Ph.D. M.D. effective October 10, 2000.
12.1	Computation in Support of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of registrant.
23	Arthur Andersen LLP consent to the incorporation by reference of their report on Form 10-K into previously filed Forms S-8 and S-3.

99	Indemnity agreement between the company and each of its directors and officers, filed as Exhibit 99 to the company's 1993 Annual Report on Form 10-K, is incorporated herein by reference.
*	Each of these exhibits listed under the number 10 constitutes a management contract or a compensatory plan or arrangement.
All other exhibits are not applicable.

(b) Reports on Form 8-K

On January 3, 2002 the registrant filed a current report on Form 8-K Item 5 indicating that Bard and Tyco had amended their agreement dated as of May 29, 2001 to change the termination date from January 31, 2002 to March 31, 2002.

On February 6, 2002 the registrant filed a current report on Form 8-K Item 5 indicating that Bard and Tyco had mutually agreed to terminate their merger agreement dated May 29, 2001.

C. R. BARD, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
C. R. BARD, INC. (Registrant)
Date: March 15, 2002	By:	Charles P. Slacik /s/ Charles P. Slacik Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signatures	Title	Date
William H. Longfield /s/ William H. Longfield	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2002

Charles P. Slacik /s/ Charles P. Slacik	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2002

Charles P. Grom /s/ Charles P. Grom	Vice President and Controller (Principal Accounting Officer)	March 15, 2002

C. R. BARD, INC. AND SUBSIDIARIES
Signatures	Title	Date

Marc C. Breslawsky /s/ Marc C. Breslawsky	Director	March 15, 2002

William T. Butler, M.D. /s/ William T. Butler, M.D.	Director	March 15, 2002

T. Kevin Dunnigan /s/ T. Kevin Dunnigan	Director	March 15, 2002

Regina E. Herzlinger /s/ Regina E. Herzlinger	Director	March 15, 2002

Anthony Welters /s/ Anthony Welters	Director	March 15, 2002

Tony L. White /s/ Tony L. White	Director	March 15, 2002

C. R. BARD, INC. AND SUBSIDIARIES

Exhibit 10f

AMENDMENT TO C. R. BARD, INC.

AGREEMENT AND PLANS TRUST

This Amendment dated as of December 10, 2001 to the C. R. Bard, Inc. Agreement and Plans Trust, amended and restated as of February 8, 1989, and further amended and restated as of January 18, 2000, and further amended and restated as of September 13, 2000, by and between C. R. Bard, Inc., a New Jersey Corporation (the "Company"), Chase Manhattan Bank, N.A. (the "Trustee") and The Andesa Companies, Inc., a Pennsylvania corporation (the "Consulting Firm") (the "Trust Agreement").

WITNESSETH:

WHEREAS, the Company, the Trustee and the Consulting Firm entered into the Trust Agreement, which they now desire to amend,

NOW, THEREFORE, the parties agree as follows:

  Exhibit A to the Trust Agreement is hereby superceded and replaced in its entirety with the form of Exhibit A, including Schedule 1 thereto, attached hereto.
  Except as amended by section 1 hereinabove, the Trust Agreement remains in full force and effect, without modification.
  The Trust Agreement as amended by this Amendment is hereby restated in its entirety and the replacement Exhibit A, including Schedule 1 thereto, attached to this Amendment is incorporated in and attached to the Trust Agreement.

IN WITNESS WHEREOF, the parties have executed this Amendment and initialed the new Exhibit A, including Schedule 1 thereto, as of the date first above written.

C. R. BARD, INC. JPMORGAN CHASE BANK

By: Charles P. Slacik /s/ By: Susan Greenwald /s/

Charles P. Slacik Susan Greenwald

Chief Financial Officer Vice President

THE ANDESA COMPANIES, INC.

By: Rodman D. Young /s/

Rodman D. Young

Treasurer

C. R. BARD, INC. AND SUBSIDIARIES

Exhibit A to C. R. Bard, Inc.

Agreement and Plans Trust

C. R. Bard, Inc.

Contracts, Agreements and Plans

(each as amended and/or restated, if applicable)

Retirement Plan for Outside Directors of C. R. Bard, Inc.

Deferred Compensation Contract - Deferral of Directors' Fees

Supplemental Insurance/Retirement Plan - Officers

Deferred Compensation Contract -Deferral of Discretionary Bonus

Deferred Compensation Contract - Deferral of Salary

Long Term Performance Incentive Plan

Excess Benefit Plan

Supplemental Executive Retirement Plan

Supplemental Executive Retirement Agreement with William H. Longfield

Stock Equivalent Plan for Outside Directors of C. R. Bard, Inc.

Change of Control Agreements - Section 6(d), or Retention Agreements, Sections 5(d)(i),(ii) and (iii), as the case may be, for officers listed on Schedule 1 attached hereto; except, in the case of William H. Longfield, Change of Control Agreement - Section 6(d), or Retention Agreement - Section 5(c)(i), (ii) and (iii), as the case may be.

Company Consulting Firm Trustee JPMCB

Initial: CPS /s/ Initial: RDY /s/ Initial: SG /s/

C. R. BARD, INC. AND SUBSIDIARIES

Schedule 1 to

Exhibit A to C. R. Bard, Inc.

Agreement and Plans Trust

Change of Control Agreements - Obligations of Corporation Under Section 6(d),

or

Retention Agreements - Obligations of Corporation Under Section 5(d)(i) -(iii) [5(c)(i)-(iii) for William Longfield],

as the case may be

William H. Longfield

Guy J. Jordan

Timothy M. Ring

John H. Weiland

Charles P. Slacik (in the case of Change of Control Agreement, such agreement as clarified by letter with respect to calculation of "Annual Bonus" and "Recent Bonus" ["Bonus Clarification Letter"] dated October 6, 1999)

Nadia C. Adler (in the case of Change of Control Agreement, such agreement as clarified by Bonus Clarification Letter dated October 6, 1999)

Susan Alpert, Ph.D., M.D.

Joseph A. Cherry (in the case of Change of Control Agreement, such agreement as clarified by Bonus Clarification Letter dated September 26, 2000)

E. Robert Ernest

Charles P.Grom

James L. Natale

Todd C. Schermerhorn

Company Consulting Firm Trustee JPMCB

Initial: CPS /s/ Initial: RDY /s/ Initial: SG /s/

C. R. BARD, INC. AND SUBSIDIARIES

Exhibit 10h

STOCK EQUIVALENT PLAN FOR OUTSIDE DIRECTORS OF

C. R. BARD, INC.

(Effective January 1, 1997)

1. Purpose. The purpose of the Stock Equivalent Plan for Outside Directors of C. R. Bard, Inc. (the "Plan") is to provide C. R. Bard, Inc. (the "Company") with a means of attracting and retaining as Outside Directors persons whose abilities, experience and judgment can contribute to the Company's continued progress, and of retaining their continuing counsel following retirement from the Board of Directors. The Plan is intended to be an unfunded plan maintained for the purpose of providing deferred compensation for Outside Directors, and as such is exempt from the Employee Retirement Income Security Act of 1974.

2. Definitions. Except as otherwise specified, or as the context may otherwise require, the following terms have the meanings indicated below for all Plan purposes of the Plan:

(a) "Account" means a book account maintained by the Committee to disclosure the interest of each Participant under the Plan.

(b) "Annual Retainer" means the annual amount, exclusive of any Meeting Fees, received by an Outside Director as may from time to time be set by the Board of Directors.

(c) "Board of Directors" means the Board of Directors of the Company.

(d) "Change of Control" means a change of control of the nature that would be required to be reported in response to Item 1(a) of the Current Report on Form 8-K as in effect on the Effective Date pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), provided that, without limitation, a "Change of Control" shall be deemed to have occurred if (i) at any time after the Effective Date the beneficial ownership by any "person," as defined in clause (A) of this section, of capital stock of the Company, the voting power of which constitutes 20% or more of the general voting power of all of the Company's outstanding capital, or (ii) individuals who, as of the Effective Date, constitute the Board of Directors (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board of Directors, provided that any person becoming a Director of the Company subsequent to the date hereof whose election or nomination for election by the Company's shareholders was approved by a vote of at least three-quarters of the Directors comprising the Incumbent Board (other than an election or nomination of an individual whose initial assumption of office is in connection with an actual or threatened election contest relating to the election of the Directors of the Company, pursuant to Rule 14a-11 of Regulation 14A promulgated under the Exchange Act), shall be, for purposes of this Plan, considered as though such person were a member of the Incumbent Board. No sale to underwriters or private placement of its capital stock by the Company, nor any acquisition by the Company, through merger, purchase of assets or otherwise, effected in whole or in part by issuance or reissuance of shares of its capital stock, shall constitute a Change of Control. For purposes of this definition of "Change of Control," the following definitions and rules shall be applicable:

(A) The term "person" shall mean any individual, group, corporation or other entity.

(B) Any person shall be deemed to be the beneficial owner of any shares of capital stock of the Company;

(1) which that person owns directly, whether or not of record, or

(2) which that person has the right to acquire pursuant to any agreement or understanding or upon exercise of conversion rights, warrants, or options, or otherwise, or

(3) which are beneficially owned, directly or indirectly (including shares deemed owned through application of clause (B) above), by an "affiliate" or "associate" (as defined pursuant to Rule 12b-2 under the Exchange Act) of that person or

(4) which are beneficially owned, directly or indirectly (including shares deemed owned through application of clause (B) above), by any other person with which that person or his "affiliate" or "associate" (defined as aforesaid) has any agreement, arrangement or understanding for the purpose of acquiring, holding, voting or disposing of capital stock of the Company.

(C) The outstanding shares of capital stock of the Company shall include shares deemed owned through application of clauses (B)(2), (3) and (4), above, but shall not include any other shares which may be issuable pursuant to any agreement or upon exercise of conversion rights, warrants or options, or otherwise, but which are not actually outstanding.

(D) Shares of capital stock, if any, held by The Chase Manhattan Bank, N.A. under the Indenture and the Escrow Agreement dated as of November 1, 1971 between International Paper Company and said Bank shall not be deemed owned by International Paper Company or by said Bank for purposes of this Plan, so long as they are held by said Bank under said Escrow Agreement, but said shares shall be deemed outstanding for the purpose of determining the aggregate number of outstanding shares of capital stock of the Company.

(e) "Committee" means the Policy, Procedures and Organization Committee of the Board of Directors.

(f) "Company Stock" means the common stock, par value $.25 per share, of the Company.

(g) "Effective Date" means January 1, 1997.

(h) "Fair Market Value" means the average of the highest and lowest selling prices of Company Stock as listed on the New York Stock Exchange on a given date.

(i) "Meeting Fee" means the fee paid to an Outside Director for attendance at each meeting of the Board of Directors and each meeting of any Committee of the Board of Directors, but shall not include the additional fee paid to a Committee Chairman.

(j) "Outside Director" means a member of the Board of Directors who is not also an employee of the Company.

(k) "Outside Director Fee" means an amount equal to the amount of the Annual Retainer received by an Outside Director at the time his Service terminates, plus 12 times the amount of the Meeting Fee received by the Outside Director at the time his service terminates.

(l) "Participant" means an Outside Director who has fulfilled the eligibility requirements of Section 3 and whose distributable interest under the Plan has not been fully paid, forfeited or cancelled.

(m) "Plan" means the Stock Equivalent Plan for Outside Directors of C. R. Bard, Inc.

(n) "Service" means the number of years that the Outside Director serves on the Board of Directors, commencing on the date of his election as an Outside Director and ending on the date of his termination as an Outside Director. With regard to an Outside Director who is a former Chief Executive Officer of the Company, "Service" means the number of years served as a member of the Board of Directors, commencing on the date of his election as a Director and ending on his termination as an Outside Director. For purposes of determining Service, a partial year shall be rounded up to a full year.

(o) "Unit" means a share equivalent under the Plan.

3. Eligibility. Each Outside Director who serves on the Board on or after the Effective Date shall become a Participant on the later of (a) the date his Service [as an Outside Director] commences or (b) the Effective Date, except that no Outside Director except a former Chief Executive Officer of the Company shall become a Participant if he is a participant or former participant under the Employees' Retirement Plan of C. R. Bard, Inc.

4. Grant of Stock Equivalents.

(a) Effective each December 31 after the Effective Date, the Committee shall grant each Participant a number of Units determined by: (i) adding (A) the Annual Retainer in effect on such date plus (B) the Meeting Fee on such date multiplied by 12; then (ii) dividing by the Fair Market Value of Company Stock on the date of grant of such Units; provided, however, that, notwithstanding any other provision hereof, in the event that the Board of Directors terminates the Plan effective a date other than a December 31, the grant of Units for the year of the Plan termination shall be prorated based on the portion of the calendar year that has elapsed through the effective date of the Plan termination.

(b) The Committee shall maintain an Account for each Participant in which Units shall be entered when granted. The Committee shall furnish annually to each Participant a statement of his Account.

5. Grandfathered Benefits Under Prior Plan. Each Participant who was participating in the Retirement Plan for Outside Directors of C. R. Bard, Inc. (the "Prior Plan") on December 31, 1996 shall, prior to January 15, 1997, elect one of the following options with respect to his benefits under the Prior Plan:

Option 1: An amount shall be added to the Participant's Account at his termination of Service equal to (a) the Outside Director Fee multiplied by (b) the Participant's Service as of December 31, 1996; or

Option 2: As soon as practicable following the Effective Date, the Participant shall be granted the number of Units determined by (a) multiplying the Participant's Service on December 31, 1996 by $39,400, then (b) dividing the result by the Fair Market Value of Company Stock on January 2, 1997.

An election under this section shall be made by giving written notice to the Committee in a form acceptable to the Committee, and shall be irrevocable. If a Participant does not make an election as required under this section, he shall be deemed to have elected Option 1.

6. Vesting. A Participant shall be vested in the balance in his Account based on his Service at termination as an Outside Director according to the following schedule:

Service at Termination Vested Percentage

Less than 5 years 0%

5 years or more 100%

Notwithstanding the foregoing provisions of this section, each Participant shall be 100% vested in the balance in his Account upon the effective date of a Change of Control.

7. Determination of Distributable Interest. A Participant's distributable interest under the Plan shall be determined on the date of his termination of Service, and shall be calculated by (a) multiplying the number of Units in his Account by (b) the average closing price for Company Stock as listed on the New York Stock Exchange during the six-month period immediately preceding such termination date, then (c) adding to the result the amount determined under Option 1 of Section 5 (if applicable), then (d) multiplying the result by the Participant's vested percentage determined under Section 6. Any balance in a Participant's Account which is not vested on the date of his termination of Service shall be forfeited.

8. Form and Time of Payments.

(a) Unless a Participant elects a lump sum payment pursuant to Section 8(b), payment of his distributable interest will be made in equal quarterly installments for a period of years equal to the number of years of his Service, commencing as of the first day of the calendar quarter next following the later of (i) the date the Participant terminates Service or (ii) the date the Participant attains age 55.

(b) A Participant may make an irrevocable election to receive his distributable interest under the Plan in a lump sum. Such an election must be made in writing and delivered to the Committee prior to the Participant's termination of Service. The lump sum value of a Participant's distributable interest shall be the present value of the installment payments provided for in Section 8(a), determined using the applicable interest rate prescribed under Section 417(e)(3) of the Internal Revenue Code of 1986, as amended, for the date of the Participant's termination of Service.

(c) All payments under the Plan shall be made in cash.

9. Increases in Outside Director Fees. If the Annual Retainer and/or Meeting Fees are increased to an amount higher than that in effect as of the date an Outside Director ceased his Service, the Committee may, in its sole discretion, prospectively increase the amount of Outside Director Fees to be paid, or then being paid, to a retired Outside Director.

10. Death Benefits.

(a) If a Participant dies on or after the date payment of his distributable interest under the Plan is made or commences, his surviving spouse shall receive his remaining distributable interest under the Plan in the manner determined under Section 8.

(b) If a Participant dies prior to the date payment of his distributable interest under the Plan is made or commences, his surviving spouse shall receive the payment or payments, if any, the Participant would have received had he terminated Service on the date of his death.

(c) If a Participant is not married on the date of his death, his distributable interest, if any, under the Plan shall be cancelled and no further amount shall be payable with respect to him under the Plan. If the surviving spouse of a deceased Participant dies before the Participant's entire distributable interest under the Plan is paid, the remaining distributable interest of the Participant shall be cancelled and no further amount shall be payable with respect to him under the Plan.

11. Removal for Cause. Notwithstanding anything to the contrary contained in the Plan, if a Participant is removed as an Outside Director for Cause, as determined by the Board of Directors, his entire Account balance shall be forfeited. For purposes of this provision, "Cause" shall mean any act or omission (a) in breach of the Outside Director's duty of loyalty to the Company or its shareholders, (b) not in good faith or involving a knowing violation of law, or (c) resulting in receipt by the Outside Director of an improper personal benefit.

12. Obligations of Retired Outside Directors. Notwithstanding anything to the contrary contained in this Plan, payments under the Plan shall commence, and continue to be paid, only if the Outside Director remains available to provide advice and counsel to the Company, and does not engage in business activity with other firms which the Board of Directors determines is competitive to the Company's interests following his termination of Service; provided, however, that the obligations of this section do not apply after the effective date of a Change of Control or after a Participant's death.

13. Adjustments to Units. In the event of (a) a reorganization, recapitalization, stock split, stock dividend, combination of shares, rights offering, merger, consolidation or other like change in the corporate structure or capital stock of the Company, (b) changes in generally accepted principles of accounting, (c) an extraordinary, nonrecurring event, such as a merger or sale or purchase of assets, resulting in an adjustment to the net book value of a share of Company Stock which, in the opinion of the Committee, inequitably affects the value of a Unit, or (d) a Change of Control, the Committee shall have the power and authority to make such adjustment, as it may deem appropriate, in the number of Units then credited to a Participant's Account or in the net book value in order to preserve for each Participant rights substantially proportionate to such Participant's rights existing prior to such event, provided however that in the event of a Change of Control in no event shall the net book value be an amount less than the net book value immediately preceding the Change of Control.

14. Administration. The Plan shall be administered by the Committee. Except as otherwise specified in the Plan, the Committee shall have discretionary and exclusive power to make final determinations of eligibility for benefits, to construe the terms of the Plan, and to make final determinations of all questions of fact under the Plan, and any such construction or determination shall be conclusive and binding on all persons interested in the Plan.

15. Unfunded Plan. The Plan is unfunded, and all benefits payable hereunder shall be provided from the general assets of the Company. The Company shall not be required to reserve, or otherwise set aside, funds for the payment of its obligations hereunder.

16. Amendment and Termination. The Board of Directors reserves the right, at any time and from time to time, to alter, amend or terminate this Plan in whole or in part; provided, however, that no such action may reduce or eliminate the vested Account balance of any Participant.

17. Arbitration. The parties agree that any dispute or claim concerning this Plan or the terms thereof, including whether such dispute or claim is arbitrable, will be settled by arbitration. The arbitration proceedings shall be conducted under the Commercial Arbitration Rules of the American Arbitration Association in effect at the time a demand for arbitration under the rules is made. Either party shall make a demand for arbitration by giving a demand in writing to the other party.

The parties may agree upon one arbitrator, but in the event that they cannot agree, there shall be three, one named in writing by each of the parties and a third chosen by the two arbitrators. Should either party refuse or neglect to join in the appointment of the arbitrator(s) or to furnish the arbitrator(s) with any papers or information demanded, the arbitrator(s) are empowered by both parties to proceed ex parte. The arbitrators shall be persons who have a minimum of five years' experience in resolving pension trust disputes during the ten years immediately preceding the dispute.

Arbitration shall take place in the Borough of New Providence, State of New Jersey, and the hearing before the arbitrator(s) of the matter to be arbitrated shall be at the time and place within said Borough as is selected by the arbitrator(s).

At the hearing, any relevant evidence may be presented by either party, and the formal rules of evidence and discovery applicable to judicial proceedings shall not be applicable. Evidence may be admitted or excluded in the sole discretion of the arbitrator(s). Said arbitrator(s) shall hear and determine the matter and shall execute and acknowledge their binding award in writing and cause a copy thereof to be delivered to each of the parties.

The decision of the arbitrator(s) including determination of amount of any damages suffered shall be exclusive, final and binding upon both parties, their heirs, executors, administrators, successors, and assigns.

A judgment confirming the award of the arbitrator(s) may be rendered by any court having jurisdiction; or such court may vacate, modify, or correct the award in accordance with the prevailing laws of the State of New Jersey.

The costs of such arbitration shall be borne by the Company.

To the extent that any language contained in this arbitration clause shall be inconsistent with any provision of NJS 2A:24-1 et seq. or any provision of the Commercial Arbitration Rules referred to herein, it is the intention of the parties hereto that the subsequent inconsistent provision of this clause shall control.

Notwithstanding anything contrary in this Plan, this section is in no way an attempt to limit discovery which shall be at the sole discretion and prior approval of the arbitrator(s) and his (their) rulings on discovery shall be binding; however, he (they) is (are) to be guided by the most expeditious manner in resolving disputes under this Plan.

18. Attorneys' Fees. In the event that the Outside Director shall be the prevailing party in any arbitration or any action at law or in equity to enforce an arbitration award, the Company shall pay the Outside Director all costs, expenses and reasonable attorneys' fees incurred therein by such Outside Director including, without limitation, such costs, expenses and fees on any appeals.

19. Miscellaneous.

(a) Nothing herein contained shall be deemed to give any Outside Director the right to be retained as a Director nor shall it interfere with the Outside Director's right to terminate his directorship at any time.

(b) No benefit payable hereunder shall be subject to alienation or assignment.

(c) The retirement benefits herein contained are in addition to any other award, arrangement, contract or benefits, if any, that any Outside Director may have by virtue of service for the Company, unless and to the extent that any such other award, arrangement, contract or benefit provides otherwise. 20. Notices. Any notice required to be given hereunder shall be deemed given when delivered by in-hand delivery or mailed by certified mail, return receipt requested, postage prepaid, to the Participant at his last address on file with the Company, and to the Committee as follows:

c/o C. R. Bard, Inc.

730 Central Avenue

Murray Hill, NJ 07974

Attention: Mr. Donald J. Maddi

21. Governing Law. This Plan shall be construed according to the laws of the State of New Jersey.

C. R. BARD, INC. AND SUBSIDIARIES

Exhibit 10j

1988 DIRECTORS STOCK AWARD PLAN

OF

C.R. BARD, INC.

(AS AMENDED AND RESTATED)

  - - PURPOSE

  The purposes of the C.R. Bard, Inc. 1988 Directors Stock Award Plan (the "Plan") are (a) to attract and retain highly qualified individuals to serve as Directors of C.R. Bard, Inc. ("Bard"), (b) to relate non-employee directors' compensation more closely to Bard's performance and its shareholders' interests, and (c) to increase non-employee directors' stock ownership in Bard.

  - - DEFINITIONS

  For purposes of the Plan, the following terms shall have the indicated meanings:

      "Board" means the Board of Directors of the Corporation.
      "Code" means the Internal Revenue Code of 1986, as amended.
      "Committee" means the Governance Committee of the Board or such other committee as may be designated by the Board.
      "Common Stock" means the Common Stock of the Corporation, par value $0.25 per share.
      "Corporation" means C.R. Bard, Inc., a New Jersey corporation.
      "Director" means a member of the Board.
      "Exchange Act" means the Securities Exchange Act of 1934, as amended.
      "Fair Market Value" of the Common Stock on a specified day means (1) the mean between the high and low sales price on that day as reported on the New York Stock Exchange--Composite Transactions Tape or, if no sale of the Common Stock shall have occurred on the New York Stock Exchange on that day, on the next preceding day on which there was a sale, or (2) in the case of a simultaneous exercise and sale, the actual price an optionee receives in the open market on the date of the exercise. If the Common Stock is not traded on the New York Stock Exchange, the Fair Market Value shall be the amount that is reasonably determined by the Committee.
      "Option" means an Option to purchase Common Stock awarded to a Participant as provided in Section 5.
      "Option Period" means the period from the date of the grant of an Option to the date of its expiration as provided in Section 3.1.
      "Optionee" means a Participant who has been granted an Option under the Plan.
      "Participant" means a non-employee Director.
      "Permanent Disability" means any disability which prevents a Director from performing all duties as a Director.
      "Plan" means the C.R. Bard, Inc. 1988 Directors Stock Award Plan.
      "Restricted Period" means the vesting period, if any, of up to 10 years specified by the Committee pursuant to Section 6.2.
      "Restricted Stock" means Common Stock awarded to a Participant subject to restrictions as provided in Section 6 as long as those restrictions are in effect.
      "Retirement" means the voluntary cessation of service as a director by a director who is 55 years of age or older and who has served on the Board for at least five years.
      "Stock Appreciation Right" means a right awarded to a Participant as provided in Section 5 to receive in the form of Common Stock or, with the consent of the Committee, cash, an amount equal to the excess of the Fair Market Value of a share of Common Stock on the day the right is exercised over the price at which the Participant could exercise an Option to purchase that share.
      "Stock Award" means an award of Common Stock delivered in installments as specified by the Committee pursuant to Section 4.8.
      "Unrestricted Stock" means Common Stock awarded to a Participant which Common Stock is not subject to a vesting period or installment delivery specified by the Committee.
  --GENERAL PROVISIONS
    Except as provided in Section 4 and Sections 5.4 and 5.5, the Committee, in its sole discretion, shall select those non-employee directors to whom awards are made under the Plan and shall specify the type of awards made, the number of Options, shares of Restricted Stock, Stock Awards, Unrestricted Stock and Stock Appreciation Rights which in each case are awarded, the Restricted Period, number of installments or Option Period applicable to the awards and any other conditions relating to the awards that are consistent with the Plan and that the Committee deems appropriate. Participants may be selected and awards may be made at any time during the period that awards may be granted under the Plan. Participants do not have to be selected and awards do not have to be made at the same time by the Committee. Any awards made to a Participant shall not obligate the Committee to make any subsequent awards to that Participant.
    The total number of Shares of Common Stock subject to the Plan shall be limited so that the aggregate number of shares which may be awarded under the Plan shall not exceed 125,000 shares of Common Stock, as currently constituted. Shares of Common Stock returned to Bard as a result of the forfeiture of stock awarded or the expiration or termination of options granted shall be available under the Plan.
    The Plan shall become effective when it is adopted by the Board (the "Effective Date"); provided, however, if within one year after the Plan is adopted by the Board the Plan is not approved by the vote of a majority of the holders of the outstanding shares of Common Stock present, or represented, and entitled to vote, at a meeting of shareholders where the total vote cast on whether to adopt the Plan represents a majority of the Common Stock entitled to vote on such matter (such approval is referred to herein as "Shareholder Approval"), then the Plan (and any entitlement of non-employee directors to receive shares of Common Stock hereunder) shall terminate at the time of such meeting, or, if no meeting is held, after the passage of one year from the date the Plan was adopted by the Board.
  --FORMULA-BASED STOCK AWARDS
    On the first business day in October following the Effective Date, each non-employee director shall be granted the right to receive, subject to Shareholder Approval, 200 shares of Common Stock, for each year or partial year remaining in his or her current term of directorship, which shares shall only be transferred by Bard to such Director subject to and in accordance with the terms of this Section 4. Any grant of shares of Common Stock to a non-employee director pursuant to the immediately preceding sentence shall be transferred in installments (or an installment to the extent only one year remains under the term of office of a non-employee director) of 200 shares as follows: (a) the transfer of shares of Common Stock covered by the first installment shall occur promptly following the date of Shareholder Approval, and (b) the transfer of shares of Common Stock covered by the second and third installments, if any, shall occur on the first business day in October during each year of such Director's term of office; provided, however, with respect to such second and third installments, such Director shall not be entitled to any such installment of shares and such shares shall not, under any circumstances, be transferred to such Director in the event that for any reason such Director is not a non-employee director of Bard on the date on which an installment of shares of Common Stock would otherwise have been transferable hereunder.
    After the Effective Date upon the election of any non-employee director, he or she shall be granted the right to receive 200 shares of Common Stock, subject to Section 8.7, for each year or partial year remaining in his or her current term of directorship (other than a partial year resulting from the election of a Director subsequent to the October 1st immediately preceding the annual meeting at which the term of office of such Director will expire), which shares shall only be transferred by Bard to such Director subject to and in accordance with the terms of this Section 4.2. Any grant of shares of Common Stock to a non-employee director pursuant to the terms of this Section 4.2 shall be transferred in equal installments of 200 shares each, which shares shall be transferred on, or promptly following, the first business day in October during each year of such Director's term of office; provided, however, such Director shall not be entitled to any such installment of shares and such shares shall not, under any circumstances, be transferred in the event that for any reason such Director is not a non-employee director of Bard on the date on which an installment of shares of Common Stock would otherwise have been transferable hereunder. Notwithstanding the foregoing, the Committee may specify that any subsequent grant shall be for the right to receive such lesser number of shares of Common Stock as the Committee shall specify for each such year or partial year.
    No shares of Common Stock transferred to a non-employee director under this Section 4 of the Plan may be sold, pledged, assigned, transferred or otherwise encumbered or disposed of until the expiration of two years from the date of the transfer of such shares to the non-employee director (the "Transfer Restriction"); provided, however, such Transfer Restriction shall cease to apply upon the death or permanent disability of the non-employee director.
  --STOCK OPTIONS AND STOCK APPRECIATION RIGHTS
    Subject to the provisions of this Section 5, the Committee may grant non-qualified Options with or without Stock Appreciation Rights to Participants. Each Option shall be evidenced by a Stock Option Agreement between the Corporation and the Optionee which contains the terms and conditions specified by this Section 5 and such other terms and conditions as the Committee in its sole discretion shall specify.
    The exercise price per share of Common Stock with respect to each Option shall not be less than 100% of the Fair Market Value of a share of Common Stock on the day the Option is granted.
    Except as otherwise specifically set forth in the grant thereof in accordance with this paragraph, each Option shall be for a term of up to ten years as determined by the Committee, and no Option shall be exercisable during the 12 months following the date of the grant. After the 12 month period, 25% of the total number of options granted are exercisable; after 24 months from the date of grant, 50% are exercisable; after 36 months, 75% are exercisable; and, after 48 months, 100% of the options granted are exercisable. Notwithstanding anything to the contrary in this paragraph, the Committee may, when granting Options to any person under the Plan, grant Options that are exercisable immediately or Options that are exercisable according to a schedule different from that set forth in the preceding sentence. Exercisable Options may be exercised in whole or in part, and in no case may a fraction of a share be purchased under the Plan.
    On each second Wednesday in July, each person who is a non-employee director of Bard on such date shall be granted one Option entitling the grantee thereof to purchase 600 shares of Common Stock. Such Options shall have a ten-year term and shall become exercisable with respect to 200 shares of Common Stock subject thereto on each of the first three anniversaries following the date of grant thereof. Notwithstanding the foregoing, from time to time the Committee may specify that any such Option not yet granted shall be exercisable to purchase such lesser number of shares of Common Stock as the Committee shall specify and that any such Option shall become exercisable according to such schedule as the Committee shall specify.
    If a non-employee director shall, by reason other than death or Retirement, cease to be a member of the Board while holding an outstanding Option, such non-employee director shall be permitted to exercise such Option within sixty days from the day he or she ceased to be a member of the Board; but in no event later than the expiration date of the Option, with respect to all or any part of the entire balance of shares of Common Stock to the extent exercisable by such non-employee director at the time he or she ceased to be a member of the Board. If a non-employee director shall die after the date he or she ceases to be a member of the Board while holding an outstanding Option, such Option shall be exercisable to the extent, and during the period, that such Option would, but for his or her death, have otherwise been exercisable by such non-employee director.
    If a non-employee director shall cease to be a member of the Board by reason of Retirement while holding an outstanding Option issued on or prior to April 18, 2001, such non-employee director shall be permitted to exercise such Option within three years from the last day of the month in which he or she retired; but in no event later than the expiration date of the Option, with respect to all or any part of the entire balance of shares of Common Stock to the extent exercisable by such non-employee director at the time he or she retired. If a non-employee director shall cease to be a member of the Board by reason of Retirement while holding an outstanding Option issued after April 18, 2001, such non-employee director shall be permitted to exercise such Option until the expiration date of the Option, with respect to all or any part of the entire balance of shares of Common Stock to the extent exercisable by such non-employee director at the time he or she retired.
    If a non-employee director shall die while holding an outstanding Option, and at the time of death, such Option was then exercisable with respect to less than 100% of the shares subject thereto, the number of shares with respect to which such Option shall be exercisable shall be increased to 100% of the total number of shares subject thereto. The period during which such Option shall be exercisable shall commence on the date of death and end on the first anniversary of the month in which the date of death occurred, but in no event shall the period extend beyond the expiration date of the Option.
    The Committee may grant Stock Appreciation Rights to Optionees in tandem with non-qualified Options so that exercise of a Stock Appreciation Right will have the effect of terminating the Option or portion thereof to which it relates, and exercise of an Option or portion thereof to which a Stock Appreciation Right relates will have the effect of terminating the Stock Appreciation Right. Stock Appreciation Rights shall be exercisable in the same installments and be subject to the same terms and conditions as the Options to which they relate and to such other terms and conditions as the Committee in its sole discretion shall specify.
  --NONFORMULA-BASED STOCK AWARDS AND RESTRICTED STOCK
    An award of Restricted Stock and Stock Awards to a Participant shall entitle the Participant to receive the number of shares of Common Stock specified by the Committee in accordance with the terms and conditions of this Section 6.
    During the Restricted Period specified by the Committee, Restricted Stock awarded to a Participant may not be sold, assigned, transferred, pledged or otherwise encumbered, except as hereinafter provided. Except as otherwise provided by the Committee, the Restricted Period specified in respect of any award of Restricted Stock shall not be less than three years. Except as provided in this Section 6.2 and/or as otherwise provided by the Committee, a Participant, as the owner of Restricted Stock, shall have all the rights of a holder of Common Stock, including but not limited to the right, subject to the provisions of Sections 8.5 and 8.6, to receive all dividends or dividend equivalents paid on and the right to vote such Restricted Stock.
    If a Participant holding Restricted Stock ceases to be a member of the Board during the Restricted Period for any reason other than death or Retirement, the Committee may at the time of cessation of service as a member of the Board terminate the Restricted Period with respect to any or all of such Restricted Stock. If the Committee does not terminate the Restricted Period with respect to such Restricted Stock at the time of such cessation, such Restricted Stock shall be forfeited.
    If a Participant holding Restricted Stock ceases to be a member of the Board during the Restricted Period by reason of death or Retirement, Restricted Stock held by that Participant shall become free of all restrictions thereon and, pursuant to Section 6.7, the Corporation shall deliver that Restricted Stock to that Participant or that Participant's beneficiary, as the case may be, within 60 days.
    Each Participant awarded Restricted Stock or Stock Awards shall enter into such agreement with the Corporation as may be specified by the Committee in which the Participant agrees to the terms and conditions of the award and such other matters as the Committee in its sole discretion shall specify.
    Each certificate representing Restricted Stock awarded under the Plan shall be registered in the name of the Participant to whom the Restricted Stock was awarded, deposited by the Participant with the Corporation together with a stock power endorsed in blank and bear the following, or a substantially similar, legend:

    "The transferability of this Certificate and the Common Stock represented hereby is subject to the terms and conditions, including forfeiture, contained in Section 6 of the C.R. Bard, Inc. 1988 Directors Stock Award Plan, as amended, and an Agreement entered into between the registered owner and C.R. Bard, Inc. Copies of the Plan and Agreement are on file in the executive office of C.R. Bard, Inc., 730 Central Avenue, Murray Hill, New Jersey 07974."

    When the restrictions imposed by Section 6.2 and any related restrictions on Restricted Stock have expired or have otherwise been satisfied, the Corporation shall deliver to the Participant holding that Restricted Stock, or the Participant's legal representative, beneficiary or heir, a certificate or certificates, without the legend referred to in Section 6.6, for the number of shares of Restricted Stock deposited with the Corporation by the Participant pursuant to Section 6.6 with respect to which all restrictions have expired or been satisfied. At that time, the Agreement referred to in Section 6.5 shall terminate forthwith as to those shares.
    Stock Awards shall be made by the Committee in numbers of shares, and, unless otherwise specified by the Committee and subject to Section 6.9, a Stock Award shall be delivered to a Participant in three approximately equal installments (in order to avoid the issuance of fractional shares) on the date of the Stock Award and on the following anniversaries of the date of the Stock Award.
    No installment of shares shall be delivered on any anniversary of the date of the Stock Award to a Participant whose service as a member of the Board has ceased; provided, however, that where such cessation has occurred due to a Participant's death or Retirement, the Committee may, in its discretion, waive this condition precedent to delivery of awarded but undelivered shares. Any shares not delivered to a Participant pursuant to this Section 6.9 may be subsequently awarded to another Participant. A Participant shall have no voting rights with respect to, and shall not be entitled to any dividends declared in respect of, any awarded but undelivered shares.
    The Committee may award Unrestricted Stock to a Participant, which Common Stock shall not be subject to forfeiture pursuant to this Section 6; provided that awards of Unrestricted Stock shall only be made in lieu of payment of a cash retainer. Certificates representing Unrestricted Stock shall be delivered to the Participant as soon as practicable following the date thereof.
  --ADMINISTRATION
    Subject to the provisions of the Plan, the Plan shall be administrated by the Committee and the Committee shall have exclusive power to determine the amount of, or method of determining, the awards to be made to Participants.
    The Committee's interpretation of the Plan and of any award granted under the Plan shall be final and binding on all Participants.
    The Committee shall have the authority to establish, adopt or revise such rules and regulations relating to the Plan and to make such determinations as it deems necessary or advisable for the administration of the Plan.
  --MISCELLANEOUS
    All expenses and costs in connection with the operation of the Plan shall be borne by the Corporation.
    Options, Restricted Stock and Stock Appreciation Rights awarded under the Plan shall not be transferable by a Participant other than by will or the laws of descent and distribution, and Options and Stock Appreciation Rights awarded under the Plan shall be exercisable during a Participant's lifetime only by the Participant.
    A Participant may appoint a beneficiary, on a form supplied by the Committee, to exercise Options and Stock Appreciation Rights in the event of the Participant's death and may change that beneficiary at any time prior to the date of the Participant's death.
    The option price shall be paid in full by certified or bank cashier's check payable to the order of Bard and/or, to the extent permitted by law, by surrendering or delivering to Bard shares of Common Stock or any other form of consideration acceptable to Bard. Upon exercise of an option, the stock purchased shall be promptly delivered. No non-employee Director holding an option, or his or her legal representatives, legatees or distributees, as the case may be, will be deemed to be a holder of any shares of Common Stock pursuant to exercise of an option until the date of the issuance of a stock certificate to him or her for such shares of Common Stock. The proceeds of the sale of Common Stock subject to options are to be added to the general funds of Bard and used for its general corporate purposes.
    If the outstanding Common Stock shall at any time be changed or exchanged by declaration of a stock dividend, stock split, combination of shares, recapitalization, merger, consolidation or other corporate reorganization in which Bard is the surviving corporation, the maximum number of shares which may be awarded under the Plan, the number of shares of Common Stock distributable pursuant to Sections 4 and 6 of the Plan, the number of options distributed and outstanding pursuant to Section 5 of the Plan and the number of options distributable pursuant to Section 5 of the Plan shall be appropriately and equitably adjusted.
    If the Corporation shall be consolidated or merged with another corporation, each Participant who has received Restricted Stock that is still subject to restrictions imposed by Section 6.2 may be required to deposit with the successor corporation the certificates for the stock or securities or the other property that the Participant is entitled to receive by reason of ownership of Restricted Stock in a manner consistent with Section 6.6, and such stock, securities or other property shall become subject to the restrictions and requirements imposed by Section 6, and the certificates therefor or other evidence thereof shall bear a legend similar in form and substance to the legend set forth in Section 6.6.
    Notwithstanding anything to the contrary contained herein, no shares of Common Stock shall be transferred by Bard pursuant to this Plan prior to the date of Shareholder Approval, and no non-employee director shall be entitled to any rights as a shareholder with respect to any shares of Common Stock granted hereunder, including, without limitation voting rights and the right to receive dividends, until such shares have been transferred.
    If the issuance of Common Stock pursuant to the Plan has not been registered under the Securities Act of 1933, as amended, any certificate representing shares transferred pursuant to this Plan, including pursuant to the exercise of an option, shall include the following legend:

    "The Shares represented by this certificate have not been registered under the Securities Act of 1933 (the "Act") and, accordingly, may not be offered, sold or otherwise pledged, hypothecated or transferred unless (a) pursuant to an effective registration statement under the Act or (b) an applicable exemption from the registration requirements of the Act is available. In addition, the transferability of this certificate and the shares of stock represented hereby are subject to the terms and conditions contained in the C.R. Bard, Inc. 1988 Directors Stock Award Plan."

    A non-employee director shall not dispose of shares of Common Stock awarded hereunder, including shares of Common Stock awarded pursuant to the exercise of an option, in transactions which, in the opinion of counsel to Bard, would violate the Securities Act of 1933, as then amended, and the rules and regulations thereunder.

    This Plan shall be construed in accordance with the laws of the State of New Jersey and may be amended, suspended or terminated at any time or from time to time by action of the Board; provided, however, that no such amendment shall be made, which would, without shareholder approval:

      increase the number of shares that may be transferred under this Plan;

      materially modify the requirements as to eligibility for participation in this Plan; or

      otherwise materially increase the benefits accruing to the non-employee directors.

    The Plan provisions governing the eligibility for participation, the amount and timing of awards, the timing of the delivery of shares in installments, exercise prices and exercise periods, shall not be amended more than once every six months, other than to comport with changes in the Internal Revenue Code of 1986, as amended, the Employee Retirement Income Security Act of 1974, as amended, or the rules thereunder.
    The Corporation shall have the right to deduct from any payment made under the Plan any federal, state or local income or other taxes required by law to be withheld with respect to such payment at the highest marginal individual income tax rate. It shall be a condition to the obligation of the Corporation to deliver shares or pay any cash pursuant to any award that the Participant pay to the Corporation such amount as may be requested by the Corporation for the purpose of satisfying any liability for such withholding taxes. Any award agreement may provide that the Participant may elect, in accordance with any conditions set forth in such award agreement, to pay a portion or all of such withholding taxes by (a) delivery of shares of Common Stock or (b) having shares of Common Stock withheld by the Corporation from the shares otherwise to be received. The number of shares so delivered or withheld shall have an aggregate Fair Market Value sufficient to satisfy the applicable withholding taxes. The acceptance of any such election by a Participant shall be at the sole discretion of the Committee, and, in the case of a Participant subject to Section 16 of the Exchange Act, the Corporation may require that the method of making such payment be in compliance with Section 16 and the rules and regulations thereunder.

C. R. BARD, INC. AND SUBSIDIARIES

Exhibit 10m

C. R. BARD, INC.

1994 EXECUTIVE BONUS PLAN

This is the C. R. Bard, Inc. 1994 Executive Bonus Plan (the "Plan"), as authorized by the Board of Directors (the "Board") of C. R. Bard, Inc. (the "Company"), for the payment of incentive compensation to designated employees.

  Definitions

  As used in the Plan, the following terms have the following meanings:

  "Code" shall mean the Internal Revenue Code of 1986, as amended.

  "Committee" shall mean the Compensation and Stock Option Committee of the Board.

  "Earnings Per Share" shall mean net income per share as reported in the audited annual consolidated financial statements of the Company and its subsidiaries, as adjusted for any items of an unusual and/or nonrecurring nature which are specified in writing by the Committee prior to the 90th day of the plan year and are confirmed as such by the Company's independent auditors.

  "Group Financial Goal" as to any person shall mean the sum of the amounts reported as net income on the respective financial statements of the divisions or operating units which report to such person, as adjusted for any items of an unusual and/or nonrecurring nature which are specified in writing by the Committee prior to the 90th day of the plan year and are confirmed as such by the Company's independent auditors.

  "Outside Directors" shall have the meaning ascribed to it in Section 162(m) of the Code and the regulations proposed or adopted thereunder.

  Objectives

The objectives of the Plan are to:

    Help attract, retain and motivate the executives required to manage the Company; and
    Promote the achievement of rigorous but realistic financial goals and encourage intensive fact-based business planning.
  Administration

  The Plan will be administered by the Committee. The Committee shall contain at least two Outside Directors. Subject to the provisions of the Plan, the Committee will have full authority to interpret the Plan, to establish and amend rules and regulations relating to it, to determine the terms and provisions for making awards and to make all other determinations necessary or advisable for the administration of the Plan.

  Participation

  Participation in the Plan in any fiscal year will be limited to individuals who on the first day of the Company's fiscal year occupy the office of Chairman, Chief Executive Officer, President, Vice Chairman, Chief Operating Officer, Executive Vice President, Chief Financial Officer or Group President.

  Performance Goals

  Bonuses hereunder for all participants except Group Presidents will be determined by reference to Earnings Per Share for each fiscal year, and bonuses hereunder for Group Presidents will be determined 50 percent by reference to each of (i) Earnings Per Share for each fiscal year and (ii) the Group Financial Goal for each fiscal year. Prior to the 90th day of the plan year, the Committee shall establish the Earnings Per Share and Group Financial Goal targets and the amount of bonus (expressed as a percentage of base salary in effect on the first day of the fiscal year) payable to each participant to the extent that Earnings Per Share and, as applicable, the Group Financial Goal equal, or fall within a range above or below the applicable target; provided, however, that with respect to the 1994 fiscal year, the Committee shall set such targets and percentages no later than April 1, 1994. In the event of any change in the outstanding shares of Common Stock by reason of any stock dividend or split, recapitalization, or other similar corporate change, the Earnings Per Share target shall be appropriately adjusted by the Committee.

  Maximum

  No bonus payable to an individual under this Plan for a given fiscal year shall exceed $1,400,000.

  Time and Form of Payment

  (a) Payment. Except as provided in paragraph (b) of this Section 7, awards will be paid in cash as soon as practicable following the public announcement by the Company of its financial results for the fiscal year and written certification from the Committee that the goals described in Section 5 hereof have been attained.

  (b) Deferral. A participant in the Plan may, prior to the commencement of a fiscal year, elect to defer payment of all or any portion of a bonus award. Amounts so deferred will be credited by the Company to an account for the participant and will be credited with interest on a quarterly basis at (i) the average interest rate received by the Company on its United States short-term investments for the fiscal quarter for which interest is credited or (ii) if no such short-term investments were held, the prime rate in effect on the last business day of the fiscal quarter announced by J. P. Morgan or, if no such rate is published, the prime rate published in The Wall Street Journal on such date. Amounts deferred pursuant to this paragraph 7(b) shall be paid in a lump sum upon termination of employment by reason of retirement, death, disability or otherwise or in installments as requested by the participant and agreed to by the Committee.

  Death or Disability

  A participant in the Plan (or a participant's beneficiary) whose employment terminates during a fiscal year due to death or disability shall receive, after the end of the fiscal year, an amount equal to the bonus which would have been payable to such participant, pro-rated for that portion of the fiscal year during which the participant was employed.

  Miscellaneous

(a) Amendment and Termination of the Plan. The Committee with the approval of the Board may amend, modify or terminate this Plan at any time and from time to time. Notwithstanding the foregoing, no such amendment, modification or termination shall affect payment of a bonus for a fiscal year already ended.

(b) No Assignment. Except as otherwise required by applicable law, no interest, benefit, payment, claim or right of any participant under the Plan shall be subject in any manner to any claims of any creditor of any participant or beneficiary, nor to alienation by anticipation, sale, transfer, assignment, bankruptcy, pledge, attachment, charge or encumbrance of any kind, and any attempt to take any such action shall be null and void.

(c) No Rights to Employment. Nothing contained in the Plan shall give any person the right to be retained in the employment of the Company or any of its affiliates or associated corporations or affect the right of any such employer to dismiss any employee.

(d) Beneficiary Designation. The Committee shall establish such procedures as it deems necessary for a participant to designate a beneficiary to whom any amounts would be payable in the event of the participant's death.

(e) Communications.

(i) All notices and communications to the Committee in connection with the Plan shall be in writing, shall be delivered by first class mail, by courier or by hand, shall be addressed to the Committee and shall be deemed to have been given and delivered only upon actual receipt thereof by the Committee. All notices and communications from the Committee to participants or beneficiaries which the Committee deems necessary in connection with the Plan shall be in writing and shall be delivered to the participant or beneficiary or other person at the person's address last appearing on the records of the Company.

(ii) Each participant shall file with the Committee such pertinent information concerning the participant or the participant's beneficiary as is required by the Committee.

(f) Plan Unfunded. The entire cost of this Plan shall be paid from the general assets of the Company. The rights of any person to receive benefits under the Plan shall be only those of a general unsecured creditor, and neither the Company, the Board nor the Committee shall be responsible for the adequacy of the general assets of the Company to meet and discharge Plan liabilities nor shall the Company be required to reserve or otherwise set aside funds for the payment of its obligations hereunder.

(g) Applicable Law. The Plan and all rights thereunder shall be governed by and construed in accordance with the laws of the State of New Jersey.

Amended 2/8/1995

Reapproved by Shareholders

4/21/1999

C. R. BARD, INC. AND SUBSIDIARIES

Exhibit 10q

1993 LONG TERM INCENTIVE PLAN

OF

C. R. BARD, INC.

(AS AMENDED AND RESTATED)

  --PURPOSE AND TERM OF PLAN

    The Long Term Incentive Plan of C. R. Bard, Inc. is designed to attract and retain the services of selected key employees of the Corporation and its Subsidiaries who are in a position to make a material contribution to the successful operation of the business of the Corporation and its Subsidiaries. Awards under the Plan shall be made to selected key employees in the form of Options, Restricted Stock, Stock Appreciation Rights and other stock-based awards. The Plan, as amended and restated, shall be effective on April 15, 1998. No awards may be made under the Plan after April 20, 2003.

  --DEFINITIONS

    For purposes of the Plan, the following terms shall have the indicated meanings:

      "Board" means the Board of Directors of the Corporation.

      "Change of Control Event" means a change of control of the nature that would be required to be reported in response to item (a) of the Current Report on Form 8-K as in effect on April 21, 1993 pursuant to Section 13 or 15(d) of the Exchange Act, provided that, without limitation, a "Change of Control Event" shall be deemed to have occurred if (i) any person shall become the beneficial owner, as those terms are defined herein, of capital stock of the Corporation, the voting power of which constitutes 20% or more of the general voting power of all of the Corporation's outstanding capital stock or (ii) individuals who, as of April 21, 1993, constitute the Board (the "Incumbent Board") cease for any reasons to constitute at least a majority of the Board, provided that any person becoming a Director subsequent to April 21, 1993 whose election, or nomination for election by the Corporation's shareholders, was approved by a vote of at least three quarters of the Directors comprising the Incumbent Board (other than an election or nomination of an individual whose initial assumption of office is in connection with an actual or threatened election contest relating to the election of the Directors of the Corporation, which is or would be subject to Rule 14a-11 of the Regulation 14A promulgated under the Exchange Act) shall be, for purposes of the Plan, considered as though such person were a member of the Incumbent Board. No sale to underwriters or private placement of its capital stock by the Corporation nor any acquisition by the Corporation, through merger, purchase of assets or otherwise, effected in whole or in part by issuance or reissuance of shares of its capital stock, shall constitute a Change of Control Event. For purposes of the definition of "Change of Control Event," the following definitions shall be applicable:

        The term "person" shall mean any individual, group, corporation or other entity.

        Any person shall be deemed to be the beneficial owner of any shares of capital stock of the Corporation:

          which that person owns directly, whether or not of record, or which that person has the right to acquire pursuant to any agreement or understanding or upon exercise of conversion rights, warrants, or options, or otherwise, or which are beneficially owned, directly or indirectly (including shares deemed owned through application of clause (B) above), by an "affiliate" or "associate" (as defined in the rules of the Securities and Exchange Commission under the Securities Act of 1933) of that person, or which are beneficially owned, directly or indirectly (including shares deemed owned through application of clause (B) above), by any other person with which that person or such person's "affiliate" or "associate" (defined as aforesaid) has any agreement, arrangement or understanding for the purpose of acquiring, holding, voting or disposing of capital stock of the Corporation.

        The outstanding shares of capital stock of the Corporation shall include shares deemed owned through application of clauses (ii)(B), (C) and (D), above, but shall not include any other shares which may be issuable pursuant to any agreement or upon exercise of conversion rights, warrants or options, or otherwise, but which are not actually outstanding.

        Shares of capital stock, if any, held by The Chase Manhattan Bank N.A. under the Indenture and the Escrow Agreement dated as of November 1, 1971 between International Paper Company and said bank shall not be deemed owned by International Paper Company or by said bank for purposes of this Plan, so long as they are held by said bank under said Escrow Agreement, but said shares shall be deemed outstanding for the purpose of determining the aggregate number of outstanding shares of capital stock of the Corporation.

      "Change of Control Exercise Period" means the 60-day period commencing upon the date of the first public disclosure of a Change of Control Event.

      "Code" means the Internal Revenue Code of 1986, as amended.

      "Committee" means the Compensation Committee of the Board or such other committee as may be designated by the Board.

      "Common Stock" means the Common Stock of the Corporation, par value $0.25 per share.

      "Corporation" means C. R. Bard, Inc., a New Jersey corporation.

      "Director" means a member of the Board.

      "Disinterested Persons" means Directors who are not full time employees of the Corporation and who are eligible to serve as Plan administrators or to approve Plan awards under the provisions of Rule 16b-3 promulgated under the Exchange Act. The preceding sentence shall have no effect if any specification of such persons is eliminated from the rules promulgated under Section 16 of the Exchange Act.

      "Exchange Act" means the Securities Exchange Act of 1934, as amended.

      "Fair Market Value" of the Common Stock on a specified day means (1) the mean between the high and low sales price on that day as reported on the New York Stock Exchange - Composite Transactions Tape or, if no sale of the Common Stock shall have occurred on the New York Stock Exchange on that day, on the next preceding day on which there was a sale, or (2) in the case of a simultaneous exercise and sale, the actual price an optionee receives in the open market on the date of the exercise. If the Common Stock is not traded on the New York Stock Exchange, the Fair Market Value shall be the amount that is reasonably determined by the Committee.

      "Limited Stock Appreciation Rights" shall have the meaning set forth in Section 4.8.

      "Option" means an Option to purchase Common Stock awarded to a Participant as provided in Section 4.

      "Option Period" means the period from the date of the grant of an Option to the date of its expiration as provided in Section 4.3.

      "Optionee" means a Participant who has been granted an Option under the Plan.

      "Participant" means a key employee, including officers and Directors who are employees, of the Corporation or any of its Subsidiaries who has been selected by the Committee to receive an award under the Plan.

      "Performance-Based Awards" shall have the meaning set forth in Section 5.11.

      "Plan" means the 1993 Long Term Incentive Plan of C. R. Bard, Inc.

      "Restricted Period" means the vesting period, if any, of up to 10 years specified by the Committee pursuant to Section 5.2.

      "Restricted Stock" means Common Stock awarded to a Participant subject to restrictions as provided in Section 5 as long as those restrictions are in effect.

      "Retirement" means normal or early retirement under the terms of a pension plan of the Corporation or voluntary termination of employment, provided that in each case the Corporation must have given its prior consent to treat the person's termination of employment as a retirement.

      "Stock Appreciation Right" means a right awarded to a Participant as provided in Section 4 to receive in the form of Common Stock or, with the consent of the Committee, cash, an amount equal to the excess of the Fair Market Value of a share of Common Stock on the day the right is exercised over the price at which the Participant could exercise an Option to purchase that share.

      "Stock Award" means an award of Common Stock delivered in installments as specified by the Committee pursuant to Section 5.8.

      "Subsidiary" means any corporation or other legal entity, domestic or foreign, more than 50% of the voting power of which is owned or controlled, directly or indirectly, by the Corporation.

      "Unrestricted Stock" means Common Stock awarded to a Participant which Common Stock is not subject to a vesting period or installment delivery specified by the Committee.

  --GENERAL PROVISIONS

    The Committee in its sole discretion shall select those key employees to whom awards are made under the Plan and shall specify the type of awards made, the number of Options, shares of Restricted Stock, Stock Awards, Unrestricted Stock and Stock Appreciation Rights which in each case are awarded, the Restricted Period, number of installments or Option Period applicable to the awards and any other conditions relating to the awards that are consistent with the Plan and that the Committee deems appropriate. Participants shall be selected from among the key employees of the Corporation and its Subsidiaries who are in a position to have a material impact on the future results of operations of the Corporation and its Subsidiaries. Participants may be selected and awards may be made at any time during the period that awards may be granted under the Plan. Participants do not have to be selected and awards do not have to be made at the same time by the Committee. Any award made to a Participant shall not obligate the Committee to make any subsequent awards to that Participant.

    Shares of Common Stock acquired under the Plan may be authorized and unissued shares of Common Stock or authorized and issued shares of Common Stock held in the Corporation's treasury. Subject to Section 8.7, the total number of shares of Common Stock which may be acquired under the Plan shall not exceed 9,500,000. The number of shares of Common Stock available at any time for awards under the Plan shall be determined in a manner which reflects the number of shares of Common Stock then subject to outstanding awards and the number of shares of Common Stock previously acquired under the Plan. For purposes of such determinations, shares of Common Stock returned to the Corporation as a result of the forfeiture of Restricted Stock, Stock Awards or Options which expire or terminate, other than by reason of the exercise of Stock Appreciation Rights, shall again be available for awards under the Plan.

  --OPTIONS AND STOCK APPRECIATION RIGHTS

    Subject to the provisions of this Section 4, the Committee may grant incentive Options and nonqualified Options with or without Stock Appreciation Rights to selected key employees of the Corporation and its Subsidiaries. Each Option shall be evidenced by a Stock Option Agreement between the Corporation and the Optionee which contains the terms and conditions specified by this Section 4 and such other terms and conditions as the Committee in its sole discretion shall specify.

    The exercise price per share of Common Stock with respect to each Option shall not be less than 100% of the Fair Market Value of a share of Common Stock on the day the Option is granted.

    Except as otherwise specifically set forth in the grant thereof in accordance with this paragraph, each Option shall be for a term of up to ten years as determined by the Committee, and no Option shall be exercisable during the 12 months following the date of the grant. After the 12 month period, 25% of the total number of options granted are exercisable; after 24 months from the date of grant, 50% are exercisable; after 36 months, 75% are exercisable; and, after 48 months, 100% of the options granted are exercisable. Notwithstanding anything to the contrary in this paragraph, the Committee may, when granting Options to any person under the Plan, grant Options that are exercisable immediately or Options that are exercisable according to a schedule different from that set forth in the preceding sentence. In addition, notwithstanding any of the foregoing, upon the occurrence of a Change of Control Event, all Options shall be immediately exercisable. Accrued installments of Options may be exercised in whole or in part, and in no case may a fraction of a share be purchased under the Plan.

    At the time any Option is exercised in whole or in part, the Optionee or other person exercising the Option shall pay to the Corporation, by certified or bank cashier's check payable to the order of the Corporation, and/or, to the extent permitted by law, Common Stock or other form of consideration acceptable to the Corporation, the full exercise price of the shares purchased, and the purchased shares shall be delivered to the Optionee promptly. No Optionee or his or her legal representatives, legatees or distributees, as the case may be, shall be deemed to be a holder of any shares upon the exercise of an Option until the date of issuance of a stock certificate to the Optionee for those shares. The proceeds from the sale of shares upon the exercise of Options shall be added to the general funds of the Corporation and used for general corporate purposes.

    If an Optionee shall cease to be employed by the Corporation or any of its Subsidiaries prior to the end of the Option Period by reason of Retirement, (a) each Option granted prior to July 14, 1999, then held by the Optionee shall, to the extent that it was exercisable at the time of Retirement, remain exercisable for a period of (i) three months from the date of Retirement, if an incentive Option or (ii) three years from the last day of the month of Retirement, if a non-qualified Option, and thereafter, such Option shall terminate; and (b) each Option granted on or after July 14, 1999, then held by the Optionee shall, to the extent that it was exercisable at the time of Retirement, remain exercisable (i) for a period of three months from the date of Retirement, if an incentive Option or (ii) until the end of the Option Period relating to such Option, if a non-qualified Option. Notwithstanding anything in this Plan to the contrary, if an Optionee shall die after Retirement, each Option then held by the Optionee shall be exercisable to the extent, and during the period, that it would, but for the Optionee's death, have otherwise been exercisable after Retirement. Further, notwithstanding anything to the contrary contained in this Section 4.5, the Committee may, in its discretion, accelerate the vesting date and allow retiring employees to exercise outstanding Options which would not otherwise be exercisable under the Plan on the date of such employee's Retirement.

    If an Optionee shall cease to be employed by the Corporation or any of its Subsidiaries prior to the end of the Option Period by reason of death, each Option then held by the Optionee shall, without regard to the extent that it was exercisable at the time of death, be fully exercisable for a period of one year from the first day of the month in which the Optionee died, and thereafter, such Option shall terminate.

    If the employment of an Optionee with the Corporation shall terminate other than by reason of death or Retirement, each Option then held by the Optionee shall, to the extent it was exercisable on the date of termination, be exercisable until 60 days following the date of termination and thereafter, such Option shall terminate. Notwithstanding anything to the contrary contained in this Section 4.5, the Committee may, in its discretion, accelerate the vesting date and allow terminated employees to exercise outstanding Options which would not otherwise be exercisable under the Plan on the date of such employee's termination.

    Notwithstanding the foregoing, no Option shall be exercisable later than the end of the Option Period relating thereto.

    The Committee may grant Stock Appreciation Rights to Optionees in tandem with non-qualified Options so that exercise of a Stock Appreciation Right will have the effect of terminating the Option or portion thereof to which it relates, and exercise of an Option or portion thereof to which a Stock Appreciation Right relates will have the effect of terminating the Stock Appreciation Right. Stock Appreciation Rights shall be exercisable in the same installments and be subject to the same terms and conditions as the Options to which they relate and to such other terms and conditions as the Committee in its sole discretion shall specify.

    The aggregate Fair Market Value, determined as of the date an Option is granted, of the Common Stock for which any Participant may be awarded incentive Options which are first exercisable by the Participant during any calendar year under the Plan or any other stock option plan maintained by the Corporation or its Subsidiaries shall not exceed $100,000.

    The Committee may, in its discretion, grant limited stock appreciation rights ("Limited Stock Appreciation Rights") that, notwithstanding any other provision of the Plan, may only be exercised during a Change of Control Exercise Period, and such Limited Stock Appreciation Rights shall be so exercisable during the Change of Control Exercise Period whether or not such person is then employed by the Corporation. Upon exercise of a Limited Stock Appreciation Right, the holder thereof shall be entitled to receive an amount in cash equal to the greater of (a) the Fair Market Value of the shares of the Common Stock with respect to which the Limited Stock Appreciation Right was exercised over the option price of such shares under the Plan and (b) if the Change of Control Event is the result of a transaction or a series of transactions, the highest price per share of Common Stock paid in such transaction or transactions during the Change of Control Exercise Period up to the date of exercise over the exercise price per share of Common Stock under the Plan. The Committee is authorized to amend the terms of a Limited Stock Appreciation Right held by any employee subject to Section 16 of the Exchange Act, as may be necessary so that the holding and exercise of such Limited Stock Appreciation Right will be exempt under such Section.

    The maximum number of Options, Stock Appreciation Rights and Limited Stock Appreciation Rights that may be granted to each Participant during any calendar year shall not exceed 400,000.

  --RESTRICTED STOCK, STOCK AWARDS AND UNRESTRICTED STOCK

    An award of Restricted Stock, Stock Awards and Unrestricted Stock to a Participant shall entitle the Participant to receive the number of shares of Common Stock specified by the Committee in accordance with the terms and conditions of this Section 5.

    During the Restricted Period specified by the Committee, Restricted Stock awarded to a Participant may not be sold, assigned, transferred, pledged or otherwise encumbered, except as hereinafter provided. Except as otherwise provided by the Committee, the Restricted Period specified in respect of any award of Restricted Stock shall not be less than three years, except that the Committee may provide for a Restricted Period to terminate at any time after one year upon the attainment of performance-based objectives established as provided in clause (i) of Section 5.11. Except as provided in this Section 5.2 and/or as otherwise provided by the Committee, a Participant, as the owner of Restricted Stock, shall have all the rights of a holder of Common Stock, including but not limited to the right, subject to the provisions of Sections 8.7 and 8.8, to receive all dividends or dividend equivalents paid on and the right to vote such Restricted Stock. Notwithstanding anything to the contrary in the Plan, upon the occurrence of a Change of Control Event the Restricted Period applicable to Restricted Stock shall end and all restrictions on Restricted Stock shall expire.

    If a Participant holding Restricted Stock ceases to be an employee of the Corporation or any of its Subsidiaries during the Restricted Period for any reason other than death or Retirement, the Committee may at the time of cessation of employment terminate the Restricted Period with respect to any or all of such Restricted Stock. If the Committee does not terminate the Restricted Period with respect to such Restricted Stock at the time of cessation of employment, such Restricted Stock shall be forfeited.

    If a Participant holding Restricted Stock ceases to be an employee of the Corporation or any of its Subsidiaries during the Restricted Period by reason of death or Retirement, Restricted Stock held by that Participant shall become free of all restrictions thereon and, pursuant to Section 5.7, the Corporation shall deliver that Restricted Stock to that Participant or that Participant's beneficiary, as the case may be, within 60 days.

    Each Participant awarded Restricted Stock, Stock Awards or Unrestricted Stock shall enter into such agreement with the Corporation as may be specified by the Committee in which the Participant agrees to the terms and conditions of the award and such other matters as the Committee in its sole discretion shall specify.

    Each certificate representing Restricted Stock awarded under the Plan shall be registered in the name of the Participant to whom the Restricted Stock was awarded, deposited by the Participant with the Corporation together with a stock power endorsed in blank and bear the following, or a substantially similar, legend:

    "The transferability of this Certificate and the Common Stock represented hereby is subject to the terms and conditions, including forfeiture, contained in Section 5 of the 1993 Long Term Incentive Plan of C. R. Bard, Inc., as amended, and an Agreement entered into between the registered owner and C.R. Bard, Inc. Copies of the Plan and Agreement are on file in the executive office of C. R. Bard, Inc., 730 Central Avenue, Murray Hill, New Jersey 07974."

    When the restrictions imposed by Section 5.2 and any related restrictions on Restricted Stock have expired or have otherwise been satisfied, the Corporation shall deliver to the Participant holding that Restricted Stock, or the Participant's legal representative, beneficiary or heir, a certificate or certificates, without the legend referred to in Section 5.6, for the number of shares of Restricted Stock deposited with the Corporation by the Participant pursuant to Section 5.6 with respect to which all restrictions have expired or been satisfied. At that time, the Agreement referred to in Section 5.5 shall terminate forthwith as to those shares.

    Stock Awards shall be made by the Committee in numbers of shares, and, unless otherwise specified by the Committee and subject to Section 5.9, a Stock Award shall be delivered to a Participant in three approximately equal installments (in order to avoid the issuance of fractional shares) on the date of the Stock Award and on the following anniversaries of the date of the Stock Award. Stock Awards shall be made only in lieu of salary and cash bonuses. Notwithstanding anything to the contrary in the Plan, upon the occurrence of a Change of Control Event, any installment of a Stock Award not yet delivered shall become immediately deliverable.

    No installment of shares shall be delivered on any anniversary of the date of the Stock Award to a Participant whose employment has been terminated, or who has, or has been, served notice of termination prior to the award or anniversary date of such installment; provided, however, that where such termination has occurred due to a Participant's death or retirement, the Committee may, in its discretion, waive this condition precedent to delivery of awarded but undelivered shares. Any shares not delivered to a Participant pursuant to this Section 5.9 may be subsequently awarded to another Participant. A Participant shall have no voting rights with respect to, and shall not be entitled to any dividends declared in respect of, any awarded but undelivered shares.

    The Committee may award Unrestricted Stock to a Participant in lieu of salary or cash bonus, which Common Stock shall not be subject to forfeiture pursuant to this Section 5. Certificates representing Unrestricted Stock shall be delivered to the Participant as soon as practicable following the grant thereof.

    Notwithstanding the foregoing, certain awards granted under this Section 5 of the Plan may be granted in a manner which is deductible by the Corporation under Section 162(m) of the Code. Such awards (the "Performance-Based Awards") shall be based upon earnings per share, net income, Group Financial Goals (as defined in the C. R. Bard, Inc. 1994 Executive Bonus Plan), return on shareholders' investment, return on assets, attainment of strategic and operational initiatives, appreciation in the price of Common Stock, customer income, market share, sales, net profits, economic value-added models or comparisons with the Standard & Poor's Medical Product Index and 500-Stock Index. With respect to Performance-Based Awards, (i) the Committee shall establish in writing the objective performance goals applicable to a given period of service no later than 90 days after the commencement of such period of service (but in no event after 25 percent of such period of service has elapsed) and (ii) no awards shall be granted to any participant for a given period of service until the Committee certifies in writing that the objective performance goals (and any other material terms) applicable to such period have been satisfied. The number of shares of Common Stock awarded as Performance-Based Awards during any calendar year shall not exceed 25,000.

    The maximum number of shares of Common Stock that may be granted as Restricted Stock, Stock Awards and Unrestricted Stock in any calendar year shall not exceed 40 percent of the total number of shares of Common Stock granted or subject to awards granted under the Plan during such calendar year.

  --ADMINISTRATION

    The Plan shall be administered by the Committee, which shall consist of Disinterested Persons (and in the case of awards granted to individuals subject to Section 162(m) of the Code, the Committee shall also consist of Directors who are "outside directors" within the meaning of Section 162(m) of the Code and the regulations promulgated thereunder), and such Directors shall serve at the pleasure of the Board.

    Subject to the provisions of the Plan, the Committee shall have exclusive power to select the key employees who shall be Participants and to determine the amount of, or method of determining, the awards to be made to Participants.

    The Committee's interpretation of the Plan and of any award granted under the Plan shall be final and binding on all Participants.

    The Committee shall have the authority to establish, adopt or revise such rules and regulations relating to the Plan and to make such determinations as it deems necessary or advisable for the administration of the Plan.

  --AMENDMENT OR TERMINATION

    The Board may amend any provision of the Plan and any agreement under the Plan at any time, provided that no amendment may be made that would (a) increase the maximum number of shares of Common Stock which may be acquired under the Plan, (b) extend the term during which Options may be granted under the Plan or (c) reduce the exercise price per share to less than the Fair Market Value of the Common Stock on the date an Option was granted unless the amendment has been approved by the stockholders of the Corporation. The Board shall also have the right to terminate the Plan at any time. Except with a Participant's consent, no amendment, suspension or termination shall impair the rights of the Participant in any Options, Restricted Stock or Stock Appreciation Rights awarded to the Participant under the Plan.

    The Committee may refrain from designating Participants and from making any awards, but that shall not be deemed a termination of the Plan. No employee of the Corporation or any of its Subsidiaries shall have any claim or right to be granted awards under the Plan.

  --MISCELLANEOUS

    The fact that a key employee of the Corporation or any of its Subsidiaries has been designated a Participant shall not confer on that employee any right to be retained in the employ of the Corporation or any of its Subsidiaries or to subsequent awards under the Plan.

    No award under the Plan shall be taken into account in determining a Participant's compensation for purposes of any group life insurance or other employee benefit or pension plan of the Corporation, including the Company's Employees' Retirement Plan, Excess Benefit Plan and Supplemental Executive Retirement Plan.

    The Plan shall not be deemed an exclusive method of providing incentive compensation for the officers and employees of the Corporation and its Subsidiaries, and it shall not preclude the Board from authorizing or approving other forms of incentive compensation.

    All expenses and costs in connection with the operation of the Plan shall be borne by the Corporation.

    Options, Restricted Stock and Stock Appreciation Rights awarded under the Plan shall not be transferable by a Participant other than by will or the laws of descent and distribution, and Options and Stock Appreciation Rights awarded under the Plan shall be exercisable during a Participant's lifetime only by the Participant.

    A Participant may appoint a beneficiary, on a form supplied by the Committee, to exercise Options and Stock Appreciation Rights in the event of the Participant's death and may change that beneficiary at any time prior to the date of the Participant's death.

    In the event of any change in the outstanding shares of Common Stock by reason of any stock dividend or split, recapitalization, merger, consolidation, combination or exchange of shares or other similar corporate change, the maximum aggregate number and class of shares in which awards may be granted under the Plan, the number of shares subject to outstanding Options and Stock Appreciation Rights and the maximum number and class of shares in which Performance-Based Awards may be granted under the Plan in any calendar year shall be appropriately adjusted by the Committee, whose determination shall be conclusive. Any shares of stock or other securities distributed to a Participant with respect to Restricted Stock shall be subject to the restrictions and requirements imposed by Section 5, including depositing the certificates therefor with the Corporation together with a stock power and bearing a legend as provided in Section 5.6.

    If the Corporation shall be consolidated or merged with another corporation, each Participant who has received Restricted Stock that is still subject to restrictions imposed by Section 5.2 may be required to deposit with the successor corporation the certificates for the stock or securities or the other property that the Participant is entitled to receive by reason of ownership of Restricted Stock in a manner consistent with Section 5.6, and such stock, securities or other property shall become subject to the restrictions and requirements imposed by Section 5, and the certificates therefor or other evidence thereof shall bear a legend similar in form and substance to the legend set forth in Section 5.6.

    The Corporation shall have the right to deduct from any payment made under the Plan any federal, state or local income or other taxes required by law to be withheld with respect to such payment at the highest marginal individual income tax rate. It shall be a condition to the obligation of the Corporation to deliver shares or pay any cash pursuant to any award that the Participant pay to the Corporation such amount as may be requested by the Corporation for the purpose of satisfying any liability for such withholding taxes. Any award agreement may provide that the Participant may elect, in accordance with any condition set forth in such award agreement, to pay a portion or all of such with holding taxes by (a) delivery of shares of Common Stock or (b) having shares of Common Stock withheld by the Corporation from the shares otherwise to be received. The number of shares so delivered or withheld shall have an aggregate Fair Market Value sufficient to satisfy the applicable withholding taxes. The acceptance of any such election by a Participant shall be at the sole discretion of the Committee, and, in the case of a Participant subject to Section 16 of the Exchange Act, the Corporation may require that the method of making such payment be in compliance with Section 16 and the rules and regulations thereunder.

    The Plan shall be construed in accordance with the laws of the State of New Jersey. Notwithstanding anything to the contrary in the Plan, nothing in the Plan shall be construed to prevent the transfer of funds to a grant or trust for the purpose of paying benefits under the Plan.

    If in the opinion of counsel for the Corporation, any issuance or delivery of shares of Common Stock to a Participant will violate the requirements of any applicable federal or state laws, rules and regulations (including, without limitation, the provisions of the Securities Act of 1933, as amended, or the Exchange Act), such issuance or delivery may be postponed until the Corporation is satisfied that the distribution will not violate such laws, rules or regulations. Certificates delivered to Participants pursuant to Section 5 hereof or issued on exercise of Options or Stock Appreciation Rights may bear such legends as the Corporation may deem advisable to reflect restrictions which may be imposed by law, including, without limitation, the Securities Act of 1933.

C. R. BARD, INC. AND SUBSIDIARIES

Exhibit 10ag

Supplemental Retirement Benefits for William H. Longfield

1. Secretarial and office support until age 70.

2. Sixty hours of use of an airplane per year for five years following retirement.

3. Lifetime continuation of financial planning and tax services.

4. Payment of dues for two country club memberships for as long as the Company continues to use them for Company business, but for a minimum of five years.

5. All stock options granted to Mr. Longfield will vest and each such stock option will be exercisable for the balance its ten-year term since grant, and all of Mr. Longfield's premium shares under the Management Stock Purchase Plan will vest.

  Per company practice - upon retirement, Mr. Longfield may purchase his Company car for $1.00.

C. R. BARD, INC. AND SUBSIDIARIES

Exhibit 10ah

June 1, 2000

Joseph A. Cherry, PhD

12018 Sycamore Lakes Court

Arcola, IN 46704

Dear Joe:

This letter will confirm our offer to you to join C. R. Bard, Inc. as Vice President, Operations.

Your initial base salary will be $9,375.00 payable twice monthly ($235,000 per year).

In addition, the company will provide you with the following:

1. A 50% target bonus potential based on the achievement of corporate financial objectives and individual performance.

2. Options on 35,000 shares of C. R. Bard, Inc. stock. The option price will be the fair market value of the stock as of your date of hire at Bard.

3. You will receive a total of 10,000 shares of Restricted Stock to be granted at the rate of 2,000 shares annually beginning with your date of hire at Bard. In the event you terminate employment for reasons other than voluntary termination or termination for cause per Bard policy, you will receive the remaining ungranted shares on your termination date.

4. Participation in the Supplemental Insurance/Retirement Plan (SIRP). This program provides life insurance in the amount of 5.5 times your base salary while employed and converts to a supplemental pension plan upon retirement.

5. Change of Control Agreement as discussed.

6. You will be eligible for four (4) weeks of vacation annually.

7. Bard will provide you with the service of a financial planner.

Joseph A. Cherry, PhD

June 1, 2000

8. You and your family will be eligible for coverage under our employee benefit plan which includes: medical, dental, short term disability, executive long-term disability (70% of salary up to $25,000 per month), the Employee Stock Purchase Plan (ESPP), Management Stock Purchase Plan (MSPP), the Bard Employee Savings Trust 401(k) and the Bard Employee Retirement Plan. You will also participate in the non-qualified Supplement Executive Retirement Plan (SERP) which restores retirement plan benefit accruals which would otherwise be limited by regulations.

This offer is contingent upon the execution of an Agreement relating to Inventions, Trade Secrets and Confidential Information, a Rider Covenant Not To Compete and a successful completion of a drug screen.

Please sign a copy of this letter and return it to me. Once you have agreed to this offer, please contact Michael Conforti at 908-277-8145 in order to schedule the drug screening and to establish your actual date of hire.

I am looking forward to having you join Bard.

Sincerely,

Hope Greenfield

Vice President Human Resources

/sb

C. R. BARD, INC. AND SUBSIDIARIES

Exhibit 10ai

MEMO TO: S. Alpert

FROM: H. Greenfield

DATE: July 12, 2000

SUBJECT: Memorandum of Understanding

Per our discussion, this memo outlines the company's commitment to you relative to your agreement for severance. This agreement will be in effect for three years from the time of your start date at Bard. After that time, you will be subject to the same policies and/or practices in effect for other executives in comparable levels to yours.

1. In the event after you begin employment you voluntarily decide to leave the company within one year of your start date, Bard will pay you one year's salary as a severance payment.

2. In the event the company decides to terminate your employment for any reason other than cause as defined by the corporate severance policy, Bard will pay you a maximum of two years' salary as severance payment.

Notwithstanding the above agreement, you will be an employee at will of the corporation. Attached is a copy of your formal offer letter per our standard process. Please sign one copy and return it to me in the attached envelope. We will arrange a drug test for you at your convenience.

Hope Greenfield

Vice President Human Resources

HG:sb

Att.

cc: W. H. Longfield

C. R. BARD, INC. AND SUBSIDIARIES

Exhibit 12.1 Computation of Ratio of Earnings to Fixed Charges

	12/31/2001	2000	1999	1998	1997	1996

Earnings before taxes	$ 204,900	$ 154,000	$ 173,300	$ 464,400	$ 104,900	$ 102,700
Add(Deduct)
Fixed charges	19,100	24,500	24,200	31,400	38,200	33,500
Undistributed earnings of less than 50% owned companies carried at equity	(2,300)	(2,900)	(2,700)	(800)	(500)	(700)
Earnings available for fixed charges	$ 221,700	$ 175,600	$ 194,800	$ 495,000	$ 142,600	$ 135,500

Fixed charges:
Interest, including amounts capitalized	$ 14,200	$ 19,300	$ 19,300	$ 26,400	$ 32,900	$ 26,400
Proportion of rent expense deemed to represent interest factor	4,900	5,200	4,900	5,000	5,300	7,100
Fixed charges	$ 19,100	$ 24,500	$ 24,200	$ 31,400	$ 38,200	$ 33,500

Ratio of earnings to fixed charges	11.61	7.17	8.05	15.76	3.73	4.04

C. R. BARD, INC. AND SUBSIDIARIES

Exhibit 21

Parents and Subsidiaries of Registrant

The following table lists, as of December 31, 20010, the company and its significant subsidiaries and indicates the jurisdiction of organization of each subsidiary and the percentage of voting securities owned by the immediate parent of each subsidiary.
	Where Incorporated	% of Voting Stock

C. R. Bard, Inc.	New Jersey	(Registrant)
B.C.P. Puerto Rico, Inc.	Delaware	100
BCR, Inc.	Delaware	100
Bard Access Systems, Inc.	Utah	100
Bard ASDI, Inc.	New Jersey	100
Bard Canada Inc.	Canada	100
Vas-Cath, Inc.	Canada	100
Bard Reynosa S.A. de C.V.	Mexico	100
Bard Cardiopulmonary, Inc.	Delaware	100
Bard Devices, Inc.	Delaware	100
Davol Inc.	Delaware	100
American Hydro-Surgical Instruments, Inc.	Maryland	100
Davol Surgical Innovations, S.A. de C.V.	Mexico	100
Bard Healthcare, Inc.	Texas	100
Bard Holdings Limited	England	100
Bard Financial Services Ltd.	England	100
Bard Limited	England	100
Bard Sendirian Berhad	Malaysia	85
Bard Sweden AB	Sweden	100
Bard Medical Systems AS	Norway	100
Bard Medical Systems OY	Finland	100
Bard Medical Systems Norden AB	Sweden	100
Davol International Limited	England	100
Bard Implants, Inc.	Delaware	100

C. R. BARD, INC. AND SUBSIDIARIES

Exhibit 21

Parents and Subsidiaries of Registrant (continued)
	Where Incorporated	% of Voting Stock
Bard International, Inc.	Delaware	100
Bard Australia Pty. Ltd.	Australia	100
Bard Singapore Pty. Ltd.	Singapore	100
Bard Pacific Health Care Company Ltd.	Taiwan	51
C. R. Bard Do Brasil Produtos Medicos Ltda.	Brazil	100
Bard Produtos Plasticos e Medicos Ltda.	Brazil	100
Bard MRL Acquisition Corp.	Delaware	100
Bard Shannon Limited	Ireland	100
Angiomed GmbH	Germany	100
Angiomed GmbH & Co. Medizintechnik KG	Germany	100
Bard Benelux N.V.	Belgium	100
Bard Connemara Ltd.	Ireland	100
Bard Dublin ITC	Ireland	100
Bard de Espana, S.A.	Spain	100
Bard Portugal LDA	Portugal	100
Bard European Distribution Center N.V.	Belgium	100
Bard Hellas	Greece	100
Bard Medica S.A.	Switzerland	100
Bard Mexico Realty, S. de R.L. de C.V.	Mexico	100
Bard S.p.A.	Italy	100
C. R. Bard GmbH	Germany	100
Bard France S.A.S.	France	100
Cardial S.A.S.	France	100
Promur-Productos Medicos e Urologicos Limitada	Brazil	100
Dymax Corporation	Pennsylvania	100
EndoMatrix, Inc.	Massachusetts	100
IMPRA, Inc.	Arizona	100
MedChem Products, Inc.	Massachusetts	100
Gesco International Inc.	Massachusetts	100
Navarre Biomedical, Ltd.	Minnesota	100
Productos Bard de Mexico S.A. de C.V.	Mexico	100

C. R. BARD, INC. AND SUBSIDIARIES

Exhibit 21

Parents and Subsidiaries of Registrant (continued)
	Where Incorporated	% of Voting Stock
Productos Para el Cuidada de la Salud, S.A. de C.V.	Mexico	100
ProSeed, Inc.	New Jersey	100
Roberts Laboratories, Inc.	Arizona	100
Shield Healthcare Centers, Inc.	Delaware	100

The Consolidated Financial Statements include the accounts of the Registrant and all its wholly owned subsidiaries.

Exhibit 23

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

To C. R. Bard, Inc.:

As independent public accountants, we hereby consent to the incorporation by reference of our report dated January 29, 2002, included in this Form 10K, into C. R. Bard, Inc.'s previously filed registration statements (i) on Form S-8 for the Employees' Retirement Savings Plan of C. R. Bard, Inc., Registration No. 333-30217, (ii) on Form S-3 Registration No. 333-05997, (iii) on Form S-8 for the 1990 Employee Stock Option Plan, as amended, Registration No. 333-35544, (iv) on Form S-8 for the C. R. Bard, Inc. 1988 Directors Stock Award Plan, as amended, Registration No.'s [333-64874, 333-51793and 333-59156, (v) on Form S-8 for the 1993 Long-term Incentive Plan of C. R. Bard, Inc., as amended, Registration No.'s 33-64874, 333-07189, 333-51793, 333-78089and 333-59156, (vi) on Form S-8 for the 1998 Employee Stock Purchase Plan of C. R. Bard, Inc., Registration No. 333-51793, (vii) on Form S-8 for the C. R. Bard, Inc. Management Stock Purchase Plan, Registration No. 333-69857 and 333-55684 and, (viii) on Form S-8 for the Med Chem Products, Inc. 1994 Stock Option Plan, Med Chem Products, Inc. 1993 Stock Option Plan, MedChem Products, Inc., 1993 Spin-off Stock Option Plan, MedChem Products, Inc. 1993 Director Stock Option Plan, MedChem Products, Inc. amended and restated Stock Option Plan, all formerly maintained by MedChem Products, Inc., Registration No. 33-63147.

Arthur Andersen LLP

March 11, 2002