Form 10-Q
period 2002-03-31
BARD C R INC /NJ/
filed 2002-05-01
CIK 9892

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2002

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

Yes	X	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2002
Common Stock - $.25 par value	52,598,247

C. R. BARD, INC. AND SUBSIDIARIES

INDEX

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, other than par values)
	March 31, 2002	December 31, 2001
ASSETS	(unaudited)
Current Assets:
Cash and short-term investments	$302,800	$271,000
Accounts receivable, net	183,900	176,800
Inventories	171,000	182,000
Other current assets	13,200	17,600
Total current assets	670,900	647,400
Property, plant and equipment, net	156,400	157,900
Intangible assets, net of amortization	370,500	372,900
Other assets	50,500	52,900
	$1,248,300	$1,231,100
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Short-term borrowings and current maturities of long-term debt	$800	$800
Accounts payable	41,100	43,600
Accrued expenses	141,700	157,200
Federal and foreign income taxes	44,200	32,900
Total current liabilities	227,800	234,500
Long-term debt	156,200	156,400
Other long-term liabilities	46,800	51,500
Shareholders' Investment
Preferred stock, $1 par value, authorized 5,000,000 shares; none issued	---	---
Common stock, $.25 par value, authorized 300,000,000 shares; issued and outstanding 52,598,247 shares and 52,383,718 shares	13,100	13,100
Capital in excess of par value	271,200	261,700
Retained earnings	625,800	602,100
Accumulated other comprehensive loss	(82,300)	(76,400)
Unamortized expenses under stock plans	(10,300)	(11,800)
	817,500	788,700
	$1,248,300	$1,231,100

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands except per share amounts)

(unaudited)

	For the Three Months Ended March 31,
	2002	2001

Net sales	$301,900	$284,800

Costs and expenses:
Cost of goods sold	139,500	132,500
Marketing, selling and administrative expense	88,300	87,400
Research and development expense	14,300	13,600
Interest expense	3,200	4,000
Other (income) expense, net	8,200	(100)
Total costs and expenses	253,500	237,400

Income before taxes	48,400	47,400
Income tax provision	13,700	14,200

Net income	$34,700	$33,200

Basic earnings per share	$0.66	$0.65

Diluted earnings per share	$0.65	$0.65

Average common shares outstanding - basic	52,500	50,700

Average common shares outstanding - diluted	53,200	51,300

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

(dollars in thousands except per share amounts)

(unaudited)
Three Months Ended March 31, 2002	Common Stock		Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Unamor- tized Expenses Under Stock Plan	Total
	Shares	Amount
Balance at December 31, 2001	52,383,718	$13,100	$261,700	$602,100	$(76,400)	$(11,800)	$788,700
Net income				34,700			34,700
Currency translation adjustments/other					(5,900)		(5,900)
comprehensive income							28,800
Cash dividends ($.21 per share)				(11,000)			(11,000)
Treasury stock acquired	---						---
Employee stock plans	214,529		9,500	---	---	1,500	11,000
Balance at March 31, 2002	52,598,247	$13,100	$271,200	$625,800	$(82,300)	$(10,300)	$817,500
Three Months Ended March 31, 2001	Common Stock		Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income	Unamor- tized Expenses Under Stock Plan	Total
	Shares	Amount
Balance at December 31, 2000	50,908,614	$12,700	$177,300	$519,400	$(80,200)	$(15,300)	$613,900
Net income				33,200			33,200
Currency translation adjustments/other					9,200		9,200
comprehensive income							42,400
Cash dividends ($.21 per share)				(10,700)			(10,700)
Treasury stock acquired	(381,400)	(100)		(16,500)			(16,600)
Employee stock plans	166,383	100	6,200	---	---	2,200	8,500
Balance at March 31, 2001	50,693,597	$12,700	$183,500	$525,400	$(71,000)	$(13,100)	$637,500

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)
	For The Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net income	$34,700	$33,200

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,400	13,600
Other noncash items	11,900	(4,400)

Changes in assets and liabilities:
Current assets	(4,400)	6,000
Current liabilities	(3,400)	(4,800)
Other	(4,700)	700

	44,500	44,300

Cash flows from investing activities:
Capital expenditures	(5,200)	(7,100)
Other long-term investments, net	(2,000)	(5,200)

	(7,200)	(12,300)

Cash flows from financing activities:
Purchase of common stock	---	(16,600)
Dividends paid	(11,000)	(10,700)
Other financing activities	5,600	3,300

	(5,400)	(24,000)

Cash and cash equivalents:
Increase (decrease) during the period	31,900	8,000

Balance at January 1,	262,300	114,100

Balance at March 31,	$294,200	$122,100

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial statements contained in this filing have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and have not been audited. However, C. R. Bard, Inc. ("Bard" or the "company") believes that it has included all adjustments to the interim financial statements, consisting only of normal recurring adjustments, that are necessary to present fairly Bard's financial condition and results of operations at the dates and for the periods presented. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements as filed by the company in its 2001 Annual Report on Form 10-K.

Consolidation - The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Earnings Per Share - "Basic earnings per share" represents net income divided by the weighted average shares outstanding. "Diluted earnings per share" represents net income divided by the weighted average shares outstanding adjusted for the incremental dilution of outstanding employee stock options and awards. Unless indicated otherwise, per share amounts are calculated on a diluted basis.

Derivative Instruments - Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. FAS 133 requires that changes in the derivative's fair value be recognized in either income or other comprehensive income, depending on the designated purpose of the derivative. The company enters into foreign exchange forward contracts and options to help reduce the exposure to fluctuations between certain currencies. The notional amount of forward contracts outstanding was $500,000 and $200,000 at March 31, 2002 and December 31, 2001, respectively. These contracts create limited earnings volatility because gains and losses associated with exchange rate movements are generally offset by movements in the underlying hedged item.

Recently Issued Accounting Pronouncements - In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 changed the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented, or exchanged. FAS 141 was effective for all business combinations initiated after June 30, 2001. FAS 142 specified the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. FAS 142 is effective for the company as of January 1, 2002.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

FAS 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives shall be tested for impairment. Goodwill recognized on or before June 30, 2001, shall be assigned to one or more reporting units and shall be tested for impairment.

The company has completed its review of existing intangible assets and is currently assessing the assignment of intangible assets to reporting units and transitional goodwill impairment tests. The company does not believe that the implementation of FAS 142 will have a material effect on its consolidated financial statements. Effective January 1, 2002, the company no longer amortizes goodwill. Total amortization of goodwill for the quarter ended March 31, 2001, was approximately $3,300,000 pretax ($0.06 diluted earnings per share.)

Use of Estimates - The financial statements and related disclosures have been prepared in conformity with accounting principles generally accepted in the United States and, accordingly, include amounts based on estimates and the judgments of management. Actual results could differ from those estimates.

Long-Term Debt - In December 1996, the company issued $150,000,000 of 6.70% notes due 2026. These notes may be redeemed at the option of the note holders on December 1, 2006, at a redemption price equal to the principal amount. The market value of these notes was approximately $150,500,000 at March 31, 2002.

Restructuring Charges - In the first quarter of 2002, the company recorded a pretax charge of $2,600,000 ($0.03 diluted earnings per share) related to divisional and manufacturing consolidation projects and a pretax charge of $6,500,000 ($0.08 diluted earnings per share) for corporate severance related costs.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Segment Information - The company's management considers its business to be a single segment entity - the manufacture and sale of medical devices. The company's products generally share similar distribution channels and customers. The company designs, manufactures, packages, distributes and sells medical, surgical, diagnostic and patient care devices that are purchased by hospitals, physicians and nursing homes, many of which are used once and discarded. Management evaluates its various global product portfolios on a net sales basis, which is presented below. Management generally evaluates profitability and associated investment on an enterprise-wide basis due to shared infrastructures.
	Three Months Ended March 31,
(dollars in thousands)	2002	2001	% Chg.
Net sales:
Vascular	$59,900	$61,200	(2)
Urology	99,200	91,900	8
Oncology	70,900	65,000	9
Surgery	56,000	51,400	9
Other products	15,900	15,300	4
Total net sales	$301,900	$284,800	6

Income before taxes	$48,400	$47,400

Total assets	$1,248,300	$1,231,100

Capital expenditures	$5,200	$7,100

Depreciation and amortization	$10,400	$13,600

The following table represents net sales by geographic region based on the location of the external customer.
	Three Months Ended March 31,
(dollars in thousands)	2002	2001	% Chg.
United States	$223,300	$208,900	7
Europe	48,500	45,600	6
Japan	15,700	15,300	3
Rest of World	14,400	15,000	(4)
Total	$301,900	$284,800	6

C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Consolidated net sales for the first quarter of 2002 of $301,900,000 increased 6 percent from the first quarter of 2001 net sales of $284,800,000. Net sales in the U.S. for the first quarter of 2002 were $223,300,000, an increase of 7 percent from the first quarter of 2001. International net sales for the first quarter of 2002 were $78,600,000, an increase of 4 percent from the first quarter of 2001. Total net sales for the quarter were negatively affected by 1 percent due to foreign currency translation, with international sales being negatively affected by 3 percent.

Vascular net sales declined 2 percent for the quarter ended March 31, 2002, compared to the prior-year period, due primarily due to OEM business and graft sales partially offset by growth in peripheral technology biopsy and stent products. Urological net sales increased by 8 percent for the quarter compared to the same period in 2001 with drainage, continence and urological specialty products all contributing. Oncology net sales increased 9 percent for the quarter compared to the same period in 2001, due to growth in specialty access and forcep products. Surgical net sales increased by 9 percent for the quarter compared to the same periods in 2001, due primarily to growth in net sales of soft tissue repair products.

The company's gross profit margin for the three months ended March 31, 2002 of 53.8 percent, increased from the gross profit margin for the quarter ended March 31, 2001 of 53.5 percent. This increase is primarily due to favorable sales mix and cost improvements.

Other (income) expense, net includes interest income and the impact of foreign exchange. In addition, other (income) expense, net in the first quarter of 2002, includes costs related to the termination of the Tyco merger ($6.2 million pretax, $0.08 diluted earnings per share), divisional and manufacturing consolidation projects ($2.6 million pretax, $0.03 diluted earnings per share) and corporate severance related costs ($6.5 million pretax, $0.08 diluted earnings per share). These costs are offset with the reversal of certain legal accruals ($5.0 million pretax, $0.06 diluted earnings per share.)

During the first three months of 2002, the company did not purchase any common shares. During the first three months of 2001, the company acquired 381,400 of its common shares.

C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Cautionary Statement Regarding Forward-Looking Information - Certain statements contained herein or in other company documents and certain statements that may be made by management of the company orally may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Because actual results are affected by risks and uncertainties, the company cautions investors that actual results may differ materially from those expressed or implied. It is not possible to predict or identify all such risks and uncertainties, but factors that could cause the actual results to differ materially from expected and historical results include, but are not limited to: health care industry consolidation resulting in customer demands for price concessions and contracts that are more complex and have longer terms; competitive factors, including competitors' attempts to gain market share through aggressive marketing programs, the development of new products or technologies by competitors and technological obsolescence; reduction in medical procedures performed in a cost-conscious environment; the lengthy approval time by the FDA or other government authorities to clear medical devices for commercial release; unanticipated product failures; legislative or administrative reforms to the U.S. Medicare and Medicaid systems or other U.S. or non-U.S. reimbursement systems in a manner that would significantly reduce reimbursements for procedures using the company's medical devices; the acquisition of key patents by competitors that would have the effect of excluding the company from new market segments; the uncertainty of whether increased research and development expenditures will result in increased sales; unpredictability of existing and future litigation including litigation regarding product liability such as claims of alleged personal injuries as a result of exposure to natural rubber latex gloves distributed by the company as well as other product liability matters, and intellectual property matters and disputes on agreements which arise in the ordinary course of business; government actions or investigations affecting the industry in general or the company in particular; future difficulties obtaining product liability insurance on reasonable terms; efficacy or safety concerns with respect to marketed products, whether scientifically justified or not, that may lead to product recalls, withdrawals or declining sales; uncertainty related to tax appeals and litigation; future difficulties obtaining necessary components used in the company's products and/or price increases from the company's suppliers of critical components; economic factors that the company has no control over, including changes in inflation, foreign currency exchange rates and interest rates; other factors that the company has no control over, including earthquakes, floods, fires and explosions; risks associated with maintaining and expanding international operations, including the risks of expropriation, war, political instability, terrorism, lack of reliable supply of raw materials; and the risk that the company may not achieve manufacturing or administrative efficiencies as a result of the company's consolidation and restructuring initiatives, the integration of acquired businesses or divestitures. The company assumes no obligation to update forward-looking statements as circumstances change. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q, 8-K and 10-K reports.

C. R. BARD, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

  The registrant held its Annual Meeting of Shareholders on April 17, 2002.

  Proxies for the meeting were solicited pursuant to Regulation 14; there was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement and all such nominees were elected. The results of voting for the three Class III Directors elected for a term of three years to serve until the 2005 Annual Meeting were as follows:

T. Kevin Dunnigan	For	46,739,592
	Withheld	692,373
Regina E. Herzlinger	For	46,673,410
	Withheld	758,555
William H. Longfield	For	46,697,357
	Withheld	734,608

  Described below is the other matter voted upon at the Annual Meeting and the number of affirmative votes, negative votes and abstentions and broker nonvotes.

    To approve an amendment to, and reapprove certain provisions of, the 1993 Long-Term Incentive Plan of C. R. Bard, Inc.

For	43,855,720
Against	3,258,034
Abstain and Broker Nonvotes	318,211

C. R. BARD, INC. AND SUBSIDIARIES

Item 6. Exhibits and Reports on Form 8-K

  Exhibit 12.1 - Computation of Ratio of Earnings to Fixed Charges

  Exhibit 10q - 1993 Long Term Incentive Plan of C. R. Bard, Inc., as amended effective April 17, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C. R. BARD, INC.
(Registrant)
Charles P. Slacik /s/
Charles P. Slacik
Senior Vice President and Chief Financial Officer

Charles P. Grom /s/
Charles P. Grom
Vice President and Controller

Date: May 1, 2002

C. R. BARD, INC. AND SUBSIDIARIES

Exhibit 12.1 Computation of Ratio of Earnings to Fixed Charges
	3/31/2002	2001	2000	1999	1998	1997

Earnings before taxes	$48,400	$204,900	$154,000	$173,300	$464,400	$104,900
Add(Deduct)
Fixed charges	$4,400	19,100	24,500	24,200	31,400	38,200
Undistributed earnings of less than 50% owned companies carried at equity	(300)	(2,000)	(2,900)	(2,700)	(800)	(500)
Earnings available for fixed charges	$52,500	$222,000	$175,600	$194,800	$495,000	$142,600

Fixed charges:
Interest, including amounts capitalized	$3,200	$14,200	$19,300	$19,300	$26,400	$32,900
Proportion of rent expense deemed to represent interest factor	1,200	4,900	5,200	4,900	5,000	5,300
Fixed charges	$4,400	$19,100	$24,500	$24,200	$31,400	$38,200

Ratio of earnings to fixed charges	11.93	11.62	7.17	8.05	15.76	3.73