Form 10-K/A
period 2001-12-31
BARD C R INC /NJ/
filed 2002-06-06
CIK 9892

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $2,900,000 based on the closing price of stock traded on the New York Stock Exchange on February 28, 2002. As of February 28, 2002 there were 52,522,953 shares of Common Stock, $.25 par value per share, outstanding.

The company's definitive Proxy Statement dated March 15, 2002 has been incorporated by reference with respect to certain information contained therein in Part III of this Form 10-K.

The exhibit index is located in Part IV, Item 14, Page IV-2.

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 2001 as set forth in the pages attached hereto.

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

(b) Statement of Net Assets Available for Benefits as of December 31, 2001

and 2000

(c) Statement of Changes in Net Assets Available for Benefits for the Year

Ended December 31, 2001

(d) Notes to Financial Statements

(e) Exhibit 23(a) Consent of Independent Public Accountants

(f) Exhibit 99 Letter to commission pursuant to temporary note 3T

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

Senior Vice President and

Chief Financial Officer

June 4, 2002