Form 10-Q
period 2002-06-30
BARD C R INC /NJ/
filed 2002-08-14
CIK 9892

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2002

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

Yes	X	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2002
Common Stock - $.25 par value	51,559,790

C. R. BARD, INC. AND SUBSIDIARIES

INDEX

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, other than par values)
	June 30, 2002	December 31, 2001
ASSETS	(unaudited)
Current Assets:
Cash and short-term investments	$300,400	$271,000
Accounts receivable, net	191,900	176,800
Inventories	162,400	182,000
Other current assets	16,100	17,600
Total current assets	670,800	647,400
Property, plant and equipment, net	158,500	157,900
Intangible assets, net of amortization	59,000	64,700
Goodwill	310,200	308,200
Other assets	49,700	52,900
	$1,248,200	$1,231,100
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Short-term borrowings and current maturities of long-term debt	$900	$800
Accounts payable	47,400	43,600
Accrued expenses	151,800	157,200
Federal and foreign income taxes	35,100	32,900
Total current liabilities	235,200	234,500
Long-term debt	156,000	156,400
Other long-term liabilities	33,000	51,500
Shareholders' Investment
Preferred stock, $1 par value, authorized 5,000,000 shares; none issued	---	---
Common stock, $.25 par value, authorized 300,000,000 shares; issued and outstanding 51,790,634 shares and 52,383,718 shares	13,000	13,100
Capital in excess of par value	274,800	261,700
Retained earnings	611,200	602,100
Accumulated other comprehensive loss	(67,400)	(76,400)
Unearned compensation	(7,600)	(11,800)
	824,000	788,700
	$1,248,200	$1,231,100

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(shares and dollars in thousands except per share amounts)

(unaudited)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001

Net sales	$317,500	$295,900	$619,400	$580,700

Costs and expenses:
Cost of goods sold	147,000	138,200	286,500	270,700
Marketing, selling and administrative expense	92,800	93,700	181,100	181,100
Research and development expense	14,900	13,600	29,200	27,200
Interest expense	3,200	3,700	6,400	7,700
Other (income) expense, net	(1,800)	(3,300)	6,400	(3,400)
Total costs and expenses	256,100	245,900	509,600	483,300

Income before taxes	61,400	50,000	109,800	97,400
Income tax provision	17,500	15,000	31,200	29,200

Net income	$43,900	$35,000	$78,600	$68,200

Basic earnings per share	$0.84	$0.69	$1.50	$1.34

Diluted earnings per share	$0.83	$0.68	$1.48	$1.33

Average common shares outstanding - basic	52,300	50,700	52,400	50,750

Average common shares outstanding - diluted	53,100	51,400	53,100	51,300

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

(dollars in thousands except per share amounts)
Six Months Ended June 30, 2002	Common Stock		(unaudited) Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned Compen-sation	Total
	Shares	Amount
Balance at December 31, 2001	52,383,718	$13,100	$261,700	$602,100	$(76,400)	$(11,800)	$788,700
Net income				78,600			78,600
Currency translation adjustments/other					9,000		9,000
comprehensive income							87,600
Cash dividends ($.42 per share)				(22,100)			(22,100)
Treasury stock retired	(875,000)	(200)		(47,400)			(47,600)
Employee stock plans	281,916	100	13,100	---	---	4,200	17,400
Balance at June 30, 2002	51,790,634	$13,000	$274,800	$611,200	$(67,400)	$(7,600)	$824,000
Six Months Ended June 30, 2001	Common Stock		Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income	Unearned Compen-sation	Total
	Shares	Amount
Balance at December 31, 2000	50,908,614	$12,700	$177,300	$519,400	$(80,200)	$(15,300)	$613,900
Net income				68,200			68,200
Currency translation adjustments/other					(6,100)		(6,100)
comprehensive income							62,100
Cash dividends ($.42 per share)				(21,400)			(21,400)
Treasury stock retired	(401,500)	(100)		(17,400)			(17,500)
Employee stock plans	357,740	100	13,500	---	---	3,800	17,400
Balance at June 30, 2001	50,864,854	$12,700	$190,800	$548,800	$(86,300)	$(11,500)	$654,500

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)
	For The Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net income	$78,600	$68,200

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,100	27,400
Expenses under stock plan	5,600	3,100
Other noncash items	13,900	(2,400)

Changes in assets and liabilities:
Current assets	(4,300)	(100)
Current liabilities	5,000	(11,500)
Other	(19,500)	2,100

	100,400	86,800

Cash flows from investing activities:
Capital expenditures	(10,800)	(15,200)
Other long-term investments, net	(3,100)	(14,300)

	(13,900)	(29,500)

Cash flows from financing activities:
Common stock issued for options and benefit plans	11,400	15,000
Purchase of common stock	(47,600)	(17,500)
Dividends paid	(22,100)	(21,400)
Other financing activities	(200)	(5,700)

	(58,500)	(29,600)

Cash and cash equivalents:
Increase during the period	28,000	27,700

Balance at January 1,	262,300	114,100

Balance at June 30,	$290,300	$141,800

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Use of Estimates - The consolidated financial statements and related disclosures have been prepared in conformity with accounting principles generally accepted in the United States and, accordingly, include amounts based on estimates and the judgments of management. Actual results could differ from those estimates.

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

New Accounting Pronouncements - In July 2002, The Financial Accounting Standards Board issued SFAS no. 146, Accounting for Costs Associated with Exit or Disposal Activities ("FAS 146"). FAS 146 reconsiders all of the guidance contained in EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). FAS 146 applies to costs associated with (a) certain termination benefits (so - called one-time termination benefits), (b) costs to terminate a contract that is not a capital lease, and (c) other associated costs including costs to consolidate facilities or relocate employees. FAS 146, which may be adopted early, is effective for exit and disposal activities initiated after December 31, 2002. The company is currently evaluating FAS 146 and is unable, at this time, to determine the impact, if any that might exist as a result of adopting this standard.

Restructuring Charges - In the first quarter of 2002, the company recorded a pretax charge of $2,600,000 ($0.03 diluted earnings per share) related to divisional and manufacturing consolidation projects and a pretax charge of $6,500,000 ($0.08 diluted earnings per share) for corporate severance related costs. These charges were recorded in other (income) expense, net and represented the elimination of approximately 125 positions. Through June 30, 2002, the company has paid out $5,100,000 of severance-related costs and eliminated 24 positions. The company anticipates that the remaining reserves will be utilized within one year.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Earnings Per Share - "Basic earnings per share" represents net income divided by the weighted average shares outstanding. "Diluted earnings per share" represents net income divided by the weighted average shares outstanding adjusted for the incremental dilution of outstanding employee stock options and awards. Unless indicated otherwise, per share amounts are calculated on a diluted basis.
(dollars and shares in thousands except per share amounts)	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
Net income	$43,900	$35,000	$78,600	$68,200
Average common shares outstanding - basic	52,300	50,700	52,400	50,750
Incremental common shares issuable: stock options and awards	800	700	700	550
Average common shares outstanding - diluted	53,100	51,400	53,100	51,300
Basic earnings per share	$0.84	$0.69	$1.50	$1.34
Diluted earnings per share	$0.83	$0.68	$1.48	$1.33

Inventories - Inventories are stated at the lower of cost or market. Certain domestic inventories are accounted for using the last-in-first-out ("LIFO") method of determining costs. All other inventories are accounted for using the first-in-first-out ("FIFO") method. Due to changing technologies and cost containment the difference between the valuation under the LIFO method and the FIFO method is not significant. The following is a summary of inventories at June 30, 2002 and December 31, 2001:

(dollars in thousands)	June 30, 2002	December 31, 2001
Finished goods	$82,500	$97,300
Work in process	53,900	57,100
Raw materials	26,000	27,600
Total	$162,400	$182,000

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Goodwill and Intangible Assets - In July 2001, the FASB issued Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 142 was effective for the company as of January 1, 2002. FAS 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will no longer be amortized but rather will be tested for impairment annually or more frequently if impairment indicators arise. Intangible assets with finite lives continue to be amortized over their useful lives. In prior year periods, goodwill amortization was recorded in marketing, selling and administrative expense. Following is a reconciliation showing net income and related earnings per share, as reported for the quarters and six months ended June 30, 2002 and 2001, and as adjusted to exclude amortization of goodwill:

(dollars in thousands except per share amounts)	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
Net income as reported	$43,900	$35,000	$78,600	$68,200
Add back: goodwill amortization	---	3,100	---	6,200
Net income, as adjusted	$43,900	$38,100	$78,600	$74,400

Basic earnings per share, as reported	$0.84	$0.69	$1.50	$1.34
Add back: goodwill amortization	---	0.06	---	0.12
Basic earnings per share, as adjusted	$0.84	$0.75	$1.50	$1.46

Diluted earnings per share, as reported	$0.83	$0.68	$1.48	$1.33
Add back: goodwill amortization	---	0.06	---	0.12
Diluted earnings per share, as adjusted	$0.83	$0.74	$1.48	$1.45

As required by FAS 142, the company has reassessed the remaining amortization periods of intangible assets acquired on or before June 30, 2001 and assigned all goodwill to reporting units for impairment testing. The company completed as of January 1, 2002, its initial goodwill impairment test during the second quarter of 2002 and determined that goodwill was not impaired. The impairment test involved the use of estimates related to the fair market value of the company's reporting units. There were no material changes to goodwill as a result of acquisitions or dispositions. The impact of currency translation increased the value of goodwill by approximately $2,000,000 for the six months ended June 30, 2002. Balances of acquired intangible assets were as follows:
(dollars in millions)	June 30, 2002
	Original Cost	Accumulated Amortization	Translation/Other	Carrying Value	Average Life
Patents	$49.0	$(25.4)	$0.0	$23.6	8
Distribution agreements	20.6	(7.4)	0.0	13.2	18
Licenses	19.9	(8.3)	(0.1)	11.5	7
Other intangibles	20.7	(10.0)	0.0	10.7	8
Subtotal intangibles	110.2	(51.1)	(0.1)	59.0	9
Goodwill	420.7	(93.7)	(16.8)	310.2	---
Total intangibles and goodwill	$530.9	$(144.8)	$(16.9)	$369.2	---

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(dollars in millions)	December 31, 2001
	Original Cost	Accumulated Amortization	Translation/Other	Carrying Value	Average Life
Patents	$47.0	$(22.2)	$0.0	$24.8	8
Distribution agreements	20.4	(6.8)	0.0	13.6	18
Licenses	19.6	(6.8)	(0.1)	12.7	7
Other intangibles	22.4	(8.8)	0.0	13.6	8
Subtotal intangibles	109.4	(44.6)	(0.1)	64.7	9
Goodwill	420.7	(93.7)	(18.8)	308.2	---
Total intangibles and goodwill	$530.1	$(138.3)	$(18.9)	$372.9	---

Annual forecasted amortization expense for the years 2002 through 2007 is as follows:
(dollars in millions)	2002	2003	2004	2005	2006	2007
Annual amortization expense	$12.8	$12.2	$10.7	$7.5	$5.4	$3.1

Short-Term Borrowings and Long-Term Debt - In 2000, the company replaced its maturing $300,000,000 committed credit facility with a $200,000,000 five-year committed credit facility that matures in May 2005 and a $100,000,000 364-day committed credit facility that matured in May 2002. The 364-day committed credit facility was renewed during the second quarter at substantially the same terms. These facilities support a commercial paper program and carry variable market rates of interest and require annual commitment fees. At June 30, 2002 and December 31, 2001, there were no borrowings under these facilities. Bard maintains uncommitted credit lines with banks for short-term cash needs and these lines were used as needed during the last three years. At June 30, 2002 and December 31, 2001, the unused uncommitted lines of credit totaled $50,000,00075. There were no outstanding borrowings against uncommitted lines at either June 30, 2002 or December 31, 2001.

In December 1996, the company issued $150,000,000 of 6.70 percent notes due 2026. These notes may be redeemed at the option of the note holders on December 1, 2006, at a redemption price equal to the principal amount. The market value of these notes was approximately $154,800,000 at June 30, 2002.

Derivative Instruments - Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. FAS 133 requires that changes in the derivative's fair value be recognized in either income or other comprehensive income, depending on the designated purpose of the derivative. The company enters into foreign exchange forward contracts and options to help reduce the exposure to fluctuations between certain currencies. The notional amount of forward contracts outstanding was $900,000 and $200,000 at June 30, 2002 and December 31, 2001, respectively. These contracts create limited earnings volatility because gains and losses associated with exchange rate movements are generally offset by movements in the underlying hedged item.

Shareholders' Investment - On April 17, 2002, shareholders approved an amendment to the company's long-term incentive plan increasing the number of shares authorized to be issued from 9,500,000 to 11,500,000. During the first quarter of 2002, the company made certain grants in respect of restricted stock to certain executive officers. The stock will be issued and will vest or become eligible for vesting upon the occurrence of certain performance targets or other conditions. Total after-tax expense related to these awards was $2,800,000 for the six months ended June 30, 2002.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Segment Information - The company's management considers its business to be a single segment entity - the manufacture and sale of medical devices. The company's products generally share similar distribution channels and customers. The company designs, manufactures, packages, distributes and sells medical, surgical, diagnostic and patient care devices that are purchased by hospitals, physicians and nursing homes, many of which are used once and discarded. Management evaluates its various global product portfolios on a net sales basis. Management generally evaluates profitability and associated investment on an enterprise-wide basis due to shared infrastructures. The following table represents net sales by geographic region based on the location of the external customer.
	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2002	2001	% Chg.	2002	2001	% Chg.
United States	$231,700	$215,200	8%	$455,000	$424,100	7%
Europe	54,100	49,400	10%	102,600	94,900	8%
Japan	15,100	15,600	-3%	30,800	31,000	-1%
Rest of World	16,600	15,700	6%	31,000	30,700	1%
Total	$317,500	$295,900	7%	$619,400	$580,700	7%

Income before taxes	$61,400	$50,000		$109,800	$97,400

Total assets	$1,248,200	$1,113,400		$1,248,200	$1,113,400

Capital expenditures	$5,600	$8,100		$10,800	$15,200
Depreciation and
amortization	$10,700	$13,800		$21,100	$27,400

The following table represents net sales by disease state management.
	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2002	2001	% Chg.	2002	2001	% Chg.
Net sales:
Vascular	$63,700	$61,900	3%	$123,600	$123,100	---
Urology	106,100	99,400	7%	205,300	191,300	7%
Oncology	74,900	68,300	10%	145,800	133,400	9%
Surgery	56,300	50,800	11%	112,300	102,200	10%
Other products	16,500	15,500	6%	32,400	30,700	6%
Total net sales	$317,500	$295,900	7%	$619,400	$580,700	7%

C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations - Consolidated net sales for the second quarter of 2002 of $317,500,000 increased 7 percent from the second quarter of 2001 net sales of $295,900,000. Net sales in the U.S. for the second quarter of 2002 were $231,700,000, an increase of 8 percent from the second quarter of 2001. International net sales for the second quarter of 2002 were $85,800,000, an increase of 6 percent from the second quarter of 2001. Total international net sales for the quarter were not significantly affected by foreign currency translation. For the first six months of 2002, U.S. net sales totaled $455,000,000, up 7 percent as compared to the same period in 2001, while international net sales increased 5 percent to $164,400,000 as compared to the same period in 2001. Adjusting for currency translation, net sales outside the U.S. would have increased 6 percent for the first six months of 2002, as compared to the prior-year period.

Vascular net sales increased 3 percent for the quarter ended June 30, 2002, compared to the prior-year period, due primarily to growth in peripheral technology biopsy and stent products and electrophysiology products. Vascular net sales were approximately flat for the six-month period ended June 30, 2002, compared to the prior-year period. Urological net sales increased by 7 percent for the quarter and six-month periods compared to the same periods in 2001, with drainage, continence and urological specialty products all contributing. Oncology net sales increased 10 percent for the quarter and 9 percent for the six-month period, compared to the same periods in 2001, due to growth in specialty access and forcep products. Surgical net sales increased by 11 percent for the quarter and 10 percent for the six-month period, compared to the same periods in 2001, due primarily to growth in net sales of soft tissue repair products.

The company's gross profit margin for the three months ended June 30, 2002 was 53.7 percent, increased from the gross profit margin for the quarter ended June 30, 2001 of 53.3 percent. The company's gross profit margin for the six months ended June 30, 2002 was 53.7 percent, increased from the gross profit margin for the six months ended June 30, 2001 of 53.4 percent. This increase is primarily due to favorable sales mix and cost improvements.

Other (income) expense, net, includes interest income and the impact of foreign exchange. In addition, other (income) expense, net, in the first quarter of 2002 includes costs related to the termination of the Tyco merger ($6,200,000 pretax, $0.08 diluted earnings per share), divisional and manufacturing consolidation projects ($2,600,000 pretax, $0.03 diluted earnings per share) and corporate severance related costs ($6,500,000 pretax, $0.08 diluted earnings per share). These first-quarter costs were offset with the reversal of certain legal accruals ($5,000,000 pretax, $0.06 diluted earnings per share).

In August 2002, the company internally announced plant closings at three facilities. These announcements were part of restructuring initiatives previously announced. The company will record a pretax charge of approximately $21,000,000 to $25,000,000 in the third quarter of 2002 related to these closings.

C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(continued)

Financial Condition and Liquidity - Bard's financial condition remains strong. Total debt was $156,900,000 at June 30, 2002, essentially flat to total debt of $157,200,000 at December 31, 2001. Total debt to total capitalization was 16.0 percent at June 30, 2002, compared to 16.6 percent at December 31, 2001. In addition, Bard increased its cash and marketable securities position to $300,400,000 at June 30, 2002 from $271,000,000 at December 31, 2001.

In 2000, the company replaced its maturing $300,000,000 committed credit facility with a $200,000,000 five-year committed credit facility that matures in May 2005 and a $100,000,000 364-day committed credit facility that matured in May 2002. The 364-day committed credit facility was renewed during the second quarter at substantially the same terms. These facilities support a commercial paper program and carry variable market rates of interest and require annual commitment fees. At June 30, 2002 and December 31, 2001, there were no borrowings under these facilities. Bard maintains uncommitted credit lines with banks for short-term cash needs and these lines were used as needed during the last three years. At June 30, 2002 and December 31, 2001, the unused uncommitted lines of credit totaled $50,000,000. There were no outstanding borrowings against uncommitted lines at either June 30, 2002 or December 31, 2001.

Cash provided from operations continued to be the company's primary source of funds to finance operating needs, capital expenditures and dividend payments. The company believes it could borrow adequate funds at competitive terms and rates, should it be necessary. This overall financial strength gives Bard sufficient financing flexibility.

Total cash outlays made for the purchase of businesses, patents, trademarks, purchase rights, and other related items were approximately $3,100,000 for the six months ended June 30,2002 and $14,300,000 for the six months ended June 30, 2001. The majority of these investments were for intangible assets. These cash outlays were financed primarily with cash from operations.

Periodically, the company purchases its common stock in the open market to provide shares for issuance under various employee stock plans. In connection with the announced sale of the cardiology businesses, the Board of Directors in July of 1998 authorized the purchase from time to time of up to 10,000,000 shares of common stock. During the first six months of 2002, the company purchased 875,000 of its common shares for an aggregate of $47,600,000. Total shares purchased during the first six months of 2001 were 401,500 for an aggregate of $17,500,000. 978,400 shares remained under the 10,000,000 share purchase authorization at June 30, 2002.

C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies - The preparation of financial statements requires the company's management to make estimates and assumptions that effect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The SEC recently issued guidance for "critical accounting policies". The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. The following is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in the company's notes to consolidated financial statements. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting an available alternative would produce a materially different result.

Revenue recognition - The company recognizes product revenue, net of discounts, returns and rebates when persuasive evidence of a sales arrangement exists, delivery has occurred, the buyer's price is fixed or determinable, contractual obligations have been satisfied and collectibility is reasonably assured. These requirements are met and sales and related cost of sales are recognized for the majority of the company's products upon shipment. In the case of consignment inventories, revenues and associated costs are recognized upon the notification of usage by the customer. A small percentage of the company's products require installation and in those cases revenues and related costs are recognized when installation is complete.

Inventories - The company values its inventory at the lower of cost or market. Certain domestic inventories are accounted for using the last-in-first-out ("LIFO") method of determining costs. All other inventories are accounted for using the first-in-first-out ("FIFO") method. Due to changing technologies and cost containment the difference between the inventory valuation under the LIFO method and the FIFO method is not significant.

Restructuring cost estimates - As a result of business acquisitions or dispositions or as a result of organizational realignment or rationalization, the company may develop formal plans to exit certain activities, involuntarily terminate employees, terminate leases, writedown assets or close duplicative facilities. These costs and expenses are estimated in accordance with Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges". As additional information becomes available in future periods, the company may revise the estimated restructuring accrual based on the updated information. The company does not anticipate that material revisions will be necessary, however, if such revisions in estimates are necessary the change could have a material impact to the company's financial position and results of operations in the period of the change.

C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Legal reserve estimates - The company is at times involved in legal actions, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. In some cases, the claimants seek damages, as well as other relief, which if granted could require significant expenditures. We record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements.

Tax estimates - The company operates in multiple tax jurisdictions both in the United States and internationally. Accordingly, the determination of the appropriate allocation of income to each of these jurisdictions requires the company to make estimates and assumptions. The company is subject to local tax authority audits including review and possible adjustment to revenue and expense allocations made to such local tax jurisdictions. These audits can take place over extended periods and can result in an increase to the company's tax liability for specific tax jurisdictions.

Allowance for Doubtful Accounts, Customer Rebates and Inventory Writedowns - Management makes estimates of the uncollectibility of the company's accounts receivable, amounts that are rebated to specific customers in accordance with contractual requirements and inventory adjustments to reflect inventory valuation at the lower of cost or market.

In estimating the reserves necessary for the allowance for doubtful accounts management considers historical bad debt trends, customer concentrations, customer credit worthiness and current economic trends. The company establishes an allowance for doubtful accounts for estimated amounts that are uncollectibles from customers.

In estimating the allowance for customer rebates, management considers the lag time between the actual occurrence of the customer's rebate claim and the payment of that claim, customer specific trend analysis and contractual commitments including the stated rebate rate. The company establishes an allowance for customer rebates and reduces sales for such rebate amounts.

In estimating the allowance for inventory writedowns, management considers product obsolescence, quantity on hand, future demand for the product and other market-related conditions, The company records an allowance for inventory writedowns when such conditions cause the inventory market value to be below carrying value. The company records such adjustments to cost of sales in the period the condition exists.

It is possible that the underlying factors discussed above for the allowance for doubtful accounts, customer rebates and inventory writedowns could change. Depending on the extent and nature of the change to the underlying factors, the impact to the company's financial position and results of operations could be material in the period of change.

C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Cautionary Statement Regarding Forward-Looking Information - Certain statements contained herein or in other company documents and certain statements that may be made by management of the company orally may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results. Because actual results are affected by risks and uncertainties, the company cautions investors that actual results may differ materially from those expressed or implied. It is not possible to predict or identify all such risks and uncertainties, but factors that could cause the actual results to differ materially from expected and historical results include, but are not limited to: health care industry consolidation resulting in customer demands for price concessions and contracts that are more complex and have longer terms; competitive factors, including competitors' attempts to gain market share through aggressive marketing programs, the development of new products or technologies by competitors and technological obsolescence; reduction in medical procedures performed in a cost-conscious environment; the lengthy approval time by the FDA or other government authorities to clear medical devices for commercial release; unanticipated product failures; legislative or administrative reforms to the U.S. Medicare and Medicaid systems or other U.S. or non-U.S. reimbursement systems in a manner that would significantly reduce reimbursements for procedures using the company's medical devices; the acquisition of key patents by competitors that would have the effect of excluding the company from new market segments; the uncertainty of whether increased research and development expenditures will result in increased sales; unpredictability of existing and future litigation including litigation regarding product liability such as claims of alleged personal injuries as a result of exposure to natural rubber latex gloves distributed by the company as well as other product liability matters, and intellectual property matters and disputes on agreements which arise in the ordinary course of business; government actions or investigations affecting the industry in general or the company in particular; future difficulties obtaining product liability insurance on reasonable terms; efficacy or safety concerns with respect to marketed products, whether scientifically justified or not, that may lead to product recalls, withdrawals or declining sales; uncertainty related to tax appeals and litigation; future difficulties obtaining necessary components used in the company's products and/or price increases from the company's suppliers of critical components; economic factors that the company has no control over, including changes in inflation, foreign currency exchange rates and interest rates; other factors that the company has no control over, including earthquakes, floods, fires and explosions; risks associated with maintaining and expanding international operations, including the risks of expropriation, war, political instability, terrorism, lack of reliable supply of raw materials; and the risk that the company may not achieve manufacturing or administrative efficiencies as a result of the company's consolidation and restructuring initiatives, the integration of acquired businesses or divestitures. The company assumes no obligation to update forward-looking statements as circumstances change. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q, 8-K and 10-K reports.

C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Financial statements of foreign subsidiaries are translated into U.S. dollars at current rates, except that the revenues, costs and expenses are translated at average current rates during each reporting period. The company periodically enters into foreign exchange forward contracts and options to reduce its exposure to fluctuations in currency values. These contracts, which have not been significant, have been exclusively for the forward purchase of, and options in, currencies in which the company has known or anticipated sales or payments. Monetary assets of the company held in foreign currencies have relatively short maturities and are denominated in currencies that have not experienced wide, short-term fluctuations in their equivalent U.S. dollar values.

In December 1996, the company issued $150,000,000 of 6.70 percent notes due 2026. These notes may be redeemed at the option of the note holders on December 1, 2006, at a redemption price equal to the principal amount. The market value of these notes was approximately $154,800,000 at June 30, 2002.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The company is at times involved in legal actions, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. In some cases, the claimants seek damages, as well as other relief, which if granted could require significant expenditures that may be significant to the results of operations of a future period.

In May 2002, the company was served with a complaint in an action entitled Nelson N. Stone, M.D., et al. v. C. R. Bard, Inc., et al., filed in the United States District Court for the Southern District of New York. The action alleges that the company breached agreements with the plaintiffs by failing to use appropriate efforts to promote the growth of a business that the company purchased from the plaintiffs, thereby depriving the plaintiffs of additional consideration. The plaintiffs seek damages, including punitive damages, and a release from noncompetition agreements. The company believes that the claims have no merit and intends to defend vigorously. The company does not expect this action to have a material adverse effect on the company.

Item 6(a). Exhibits

  Exhibit 10f* - C.R. Bard, Inc. Amended Agreement and Plans Trust amended and restated as of April 15, 2002.

  Exhibit 10aj* - Robert L. Mellen Change of Control Agreement, dated as of May 1, 2002

  Exhibit 10ak* - Bronwen K. Kelly Change of Control Agreement, dated as of May 1, 2002

  Exhibit 12.1 - Computation of Ratio of Earnings to Fixed Charges

  Exhibit 99.1 - C. R. Bard, Inc. Certification of Chief Executive Officer

  Exhibit 99.2 - C. R. Bard, Inc. Certification of Chief Financial Officer

* - Each of these exhibits listed under the number 10 constitutes a management contract or a compensatory plan or arrangement.

C. R. BARD, INC. AND SUBSIDIARIES

Item 6(b). Reports on Form 8-K

On May 7, 2002, the registrant filed a current report on Form 8-K Item 4 indicating that the Board of Directors engaged KPMG LLP to serve as the Company's independent public accountants for the fiscal year 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
C. R. BARD, INC.
(Registrant)
Charles P. Slacik /s/
Charles P. Slacik
Senior Vice President and Chief Financial Officer

Charles P. Grom /s/
Charles P. Grom
Date: August 14, 2002	Vice President and Controller