Form 10-Q
period 2002-09-30
BARD C R INC /NJ/
filed 2002-11-15
CIK 9892

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002

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

Yes	X	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at October 31, 2002
Common Stock - $.25 par value	51,683,593

C. R. BARD, INC. AND SUBSIDIARIES

INDEX

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, other than par values)
	September 30, 2002	December 31, 2001
ASSETS	(unaudited)
Current Assets:
Cash and short-term investments	$335,200	$271,000
Accounts receivable, net	188,200	176,800
Inventories	155,900	182,000
Other current assets	18,300	17,600
Total current assets	697,600	647,400
Property, plant and equipment, net	162,400	157,900
Intangible assets, net of amortization	56,300	64,700
Goodwill	315,700	308,200
Other assets	50,600	52,900
	$1,282,600	$1,231,100
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Short-term borrowings and current maturities of long-term debt	$4,400	$800
Accounts payable	46,100	43,600
Accrued expenses	183,100	157,200
Federal and foreign income taxes	30,900	32,900
Total current liabilities	264,500	234,500
Long-term debt	152,400	156,400
Other long-term liabilities	18,200	51,500
Shareholders' Investment
Preferred stock, $1 par value, authorized 5,000,000 shares; none issued	---	---
Common stock, $.25 par value, authorized 300,000,000 shares; issued and outstanding 51,657,693 shares and 52,383,718 shares	12,900	13,100
Capital in excess of par value	281,400	261,700
Retained earnings	613,900	602,100
Accumulated other comprehensive loss	(54,500)	(76,400)
Unearned compensation	_ (6,200)	(11,800)
	847,500	788,700
	$1,282,600	$1,231,100

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(shares and dollars in thousands except per share amounts)

(unaudited)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001

Net sales	$322,700	$297,800	$942,100	$878,500
Costs and expenses:
Cost of goods sold	149,200	139,500	435,700	410,200
Marketing, selling and administrative expense	95,200	91,200	276,300	272,300
Research and development expense	14,900	13,100	44,100	40,300
Interest expense	3,100	3,500	9,500	11,200
Other (income) expense, net	23,600	(700)	30,000	(4,100)
Total costs and expenses	286,000	246,600	795,600	729,900
Income before tax provision	36,700	51,200	146,500	148,600
Income tax provision	6,900	15,500	38,100	44,700
Net income	$29,800	$35,700	$108,400	$103,900

Basic earnings per share	$0.58	$0.70	$2.08	$2.04

Diluted earnings per share	$0.57	$0.68	$2.05	$2.01

Average common shares outstanding - basic	51,700	51,300	52,100	51,000

Average common shares outstanding - diluted	52,300	52,300	52,900	51,700

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

(dollars in thousands except per share amounts)
Nine Months Ended September 30, 2002	Common Stock		(unaudited) Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned Compen-sation	Total
	Shares	Amount
Balance at December 31, 2001	52,383,718	$13,100	$261,700	$602,100	$(76,400)	$(11,800)	$788,700
Net income				108,400			108,400
Currency translation adjustments/other					21,900		21,900
Comprehensive income							130,300
Cash dividends ($.64 per share)				(33,600)			(33,600)
Treasury stock retired	(1,184,600)	(300)		(63,000)			(63,300)
Employee stock plans	458,575	100	19,700	---	---	5,600	25,400
Balance at September 30, 2002	51,657,693	$12,900	$281,400	$613,900	$(54,500)	$(6,200)	$847,500
Nine Months Ended September 30,2001	Common Stock		Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income	Unearned Compen-sation	Total
	Shares	Amount
Balance at December 31, 2000	50,908,614	$12,700	$177,300	$519,400	$(80,200)	$(15,300)	$613,900
Net income				103,900			103,900
Currency translation adjustments/other					9,800		9,800
Comprehensive income							113,700
Cash dividends ($.63 per share)				(32,200)			(32,200)
Treasury stock retired	(401,500)	(100)		(17,400)			(17,500)
Employee stock plans	1,056,191	300	44,600	---	---	1,800	46,700
Balance at September 30, 2001	51,563,305	$12,900	$221,900	$573,700	$(70,400)	$(13,500)	$724,600

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)
	For the Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net income	$108,400	$103,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,300	40,700
Expenses under stock plan	8,200	4,200
Impact of nonrecurring charges	34,900	0
Other noncash items	7,000	3,500
Changes in assets and liabilities:
Current assets	16,200	1,500
Current liabilities	14,100	11,500
Contribution to pension plans	(40,500)	0
Other	(400)	2,200
Net cash provided by operating activities	180,200	167,500
Cash flows from investing activities:
Capital expenditures	(28,700)	(20,300)
Other long-term investments, net	(6,700)	(17,200)
Net cash (used in) investing activities	(35,400)	(37,500)
Cash flows from financing activities:
Common stock issued for options and benefit plans	14,900	40,600
Purchase of common stock	(63,300)	(17,500)
Dividends paid	(33,600)	(32,200)
Repayment of borrowings, net	(300)	(47,500)
Net cash (used in) financing activities	(82,300)	(56,600)
Effect of exchange rate on cash	300	(1,800)
Cash and cash equivalents:
Increase during the period	62,800	71,600
Balance at January 1,	262,300	114,100
Balance at September 30,	$325,100	$185,700

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The financial statements contained in this filing have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and have not been audited. However, C. R. Bard, Inc. ("Bard" or the "company") believes that it has included all adjustments to the interim financial statements, consisting only of normal recurring adjustments that are necessary to present fairly Bard's consolidated financial condition as of September 30, 2002 and results of operations at the dates and for the periods presented. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements as filed by the company in its 2001 Annual Report on Form 10-K.

Consolidation - The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates - The consolidated financial statements and related disclosures have been prepared in conformity with accounting principles generally accepted in the United States of America and, accordingly, include amounts based on estimates and the judgments of management. Actual results could differ from those estimates.

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

New Accounting Pronouncements - In July 2002, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"). FAS 146 reconsiders all of the guidance contained in Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). FAS 146 applies to costs associated with (a) certain termination benefits (so called one-time termination benefits), (b) costs to terminate a contract that is not a capital lease, and (c) other associated costs; including costs to consolidate facilities or relocate employees. FAS 146 establishes that fair value is the objective for initial measurement of a liability. FAS 146 requires companies to recognize costs associated with exit or disposal activities when the liability is incurred rather than at the date of commitment to an exit or disposal plan. The company will adopt FAS 146 on January 1, 2003. FAS 146 will not impact the accounting for any restructuring plan approved and announced to date; however, the pronouncement will impact the accounting for any future exit or disposal activities approved on or after January 1, 2003.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Restructuring Charges - Based upon an analysis of divisional and manufacturing operations, the company committed to and approved a restructuring plan for certain divisions and manufacturing facilities. This plan resulted in pretax restructuring charges of $9,100,000 ($0.11 diluted earnings per share) in the first quarter of 2002 and a pretax restructuring charge of $24,600,000 ($0.35 diluted earnings per share) in the third quarter of 2002. These charges were recorded in other (income) expense, net and the associated liabilities are recorded in accrued expenses. These restructuring charges represent the elimination of approximately 617 employee positions and the closure of five facilities (three manufacturing locations and two administrative offices). The following table sets forth an analysis of restructuring accrual activity for the nine months ended September 30, 2002:
(dollars in thousands)	For the Nine-Months Ended September 30, 2002
Restructuring provisions
One-time termination benefits	$19,800
Property, plant and equipment impairment	8,100
Lease termination	2,300
Idle facility costs	3,500
Total restructuring charges in fiscal 2002	$33,700

Cash paid for one-time termination benefits	$7,300
Noncash charges	8,100
Balance of accrual as of September 30, 2002	$18,300

Through September 30, 2002, the company has eliminated 66 positions and all facility closings are in progress. In accordance with EITF 94-3, the company expects the remaining cash expenditures related to workforce reductions, lease terminations and facility closing costs to be paid out no later than one year from their accrual. The above restructuring charges are based on estimates including estimated proceeds from asset dispositions and sublease revenue.

Earnings Per Share - "Basic earnings per share" represents net income divided by the weighted average shares outstanding. "Diluted earnings per share" represents net income divided by the weighted average shares outstanding adjusted for the incremental dilution of outstanding employee stock options and stock awards. Unless indicated otherwise, per share amounts are calculated on a diluted basis.
(dollars and shares in thousands except per share amounts)	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
Net income	$29,800	$35,700	$108,400	$103,900
Average common shares outstanding - basic	51,700	51,300	52,100	51,000
Incremental common shares issuable: stock options and awards	600	1,000	800	700
Average common shares outstanding - diluted	52,300	52,300	52,900	51,700
Basic earnings per share	$0.58	$0.70	$2.08	$2.04
Diluted earnings per share	$0.57	$0.68	$2.05	$2.01

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Common stock equivalents from stock options and stock awards of approximately 34,000 shares and 1,000,000 shares at September 30, 2002 and 2001, respectively were not included in the diluted earnings per share calculation since their effect is antidilutive.

Inventories - Inventories are stated at the lower of cost or market. Certain domestic inventories are accounted for using the last-in-first-out ("LIFO") method of determining costs. All other inventories are accounted for using the first-in-first-out ("FIFO") method. Due to changing technologies and cost containment the difference between the valuation under the LIFO method and the FIFO method is not significant. The following is a summary of inventories at September 30, 2002 and December 31, 2001:
(dollars in thousands)	September 30, 2002	December 31, 2001
Finished goods	$76,000	$97,300
Work in process	53,100	57,100
Raw materials	26,800	27,600
Total	$155,900	$182,000

Goodwill and Intangible Assets - In July 2001, the FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 142 was effective for the company as of January 1, 2002. FAS 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives are no longer to be amortized but rather are to be tested for impairment annually or more frequently if impairment indicators arise. Intangible assets with finite lives continue to be amortized over their useful lives. In prior year periods, goodwill amortization was recorded in marketing, selling and administrative expense. Following is a reconciliation showing net income and related earnings per share, as reported for the quarters and nine months ended September 30, 2002 and 2001, and as adjusted to exclude amortization of goodwill:

(dollars in thousands except per share amounts)	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
Net income, as reported	$29,800	$35,700	$108,400	$103,900
Add back: goodwill amortization	---	3,100	---	9,300
Net income, as adjusted	$29,800	$38,800	$108,400	$113,200

Basic earnings per share, as reported	$0.58	$0.70	$2.08	$2.04
Add back: goodwill amortization	---	0.06	---	0.18
Basic earnings per share, as adjusted	$0.58	$0.76	$2.08	$2.22

Diluted earnings per share, as reported	$0.57	$0.68	$2.05	$2.01
Add back: goodwill amortization	---	0.06	---	0.18
Diluted earnings per share, as adjusted	$0.57	$0.74	$2.05	$2.19

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As required by FAS 142, the company has reassessed the remaining amortization periods of intangible assets acquired on or before June 30, 2001 and assigned all goodwill to reporting units for impairment testing. During the second quarter of 2002, the company completed its initial test of goodwill and intangible asset impairment as of January 1, 2002, and determined that neither goodwill nor intangible assets were impaired. The impairment test involved the use of estimates related to the fair market value of the company's reporting units. There were no material changes to goodwill as a result of acquisitions or dispositions. The impact of currency translation increased the value of goodwill by approximately $4,400,000 for the nine months ended September 30, 2002. Balances of acquired intangible assets were as follows:
(dollars in millions)	September 30, 2002
	Original Cost	Accumulated Amortization	Translation /Other	Carrying Value	Useful Life
Patents	$49.0	$(26.8)	$0.0	$22.2	5-17
Distribution agreements	20.6	(7.7)	0.0	12.9	5-26
Licenses	20.3	(9.1)	(0.3)	10.9	5-15
Other intangibles	21.8	(11.7)	0.2	10.3	3-16
Subtotal intangibles	111.7	(55.3)	(0.1)	56.3	---
Goodwill	423.6	(93.5)	(14.4)	315.7	---
Total intangibles and goodwill	$535.3	$(148.8)	$(14.5)	$372.0	---

(dollars in millions)	December 31, 2001
	Original Cost	Accumulated Amortization	Translation /Other	Carrying Value	Useful Lives
Patents	$47.0	$(22.2)	$0.0	$24.8	5-17
Distribution agreements	20.4	(6.8)	0.0	13.6	5-26
Licenses	19.6	(6.8)	(0.1)	12.7	5-15
Other intangibles	22.4	(8.8)	0.0	13.6	3-16
Subtotal intangibles	109.4	(44.6)	(0.1)	64.7	---
Goodwill	420.7	(93.7)	(18.8)	308.2	---
Total intangibles and goodwill	$530.1	$(138.3)	$(18.9)	$372.9	---

Based on current asset balances, annual forecasted amortization expense for the years 2002 through 2007 is as follows:
(dollars in millions)	2002	2003	2004	2005	2006	2007
Annual amortization expense	$13.3	$10.3	$9.8	$6.6	$4.2	$2.9

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Short-Term Borrowings and Long-Term Debt - In 2000, the company replaced its maturing $300,000,000 committed credit facility with a $200,000,000 five-year committed credit facility that matures in May 2005 and a $100,000,000 364-day committed credit facility that last matured in May 2002. The 364-day committed credit facility was renewed during the second quarter of 2002 on substantially the same terms and matures in May of 2003. These facilities support a commercial paper program and carry variable market rates of interest and require annual commitment fees. At September 30, 2002 and December 31, 2001, there were no borrowings under these facilities. Bard maintains uncommitted credit lines with banks for short-term cash needs, and these lines were used as needed during the last three years. At September 30, 2002 and December 31, 2001, the unused, uncommitted lines of credit totaled $50,000,00075. There were no outstanding borrowings against uncommitted lines at either September 30, 2002 or December 31, 2001.

In December 1996, the company issued $150,000,000 of 6.70 percent notes due 2026. These notes may be redeemed at the option of the note holders on December 1, 2006, at a redemption price equal to the principal amount. The market value of these notes was approximately $161,100,000 at September 30, 2002. In October of 2002, the company notified the Puerto Rico Industrial Medical and Environmental Pollution Control Facilities Financing Authority of the company's intention to prepay its $3,500,000 adjustable rate industrial revenue bond, 1984 Series A. The company intends to prepay these bonds in December of 2002 and accordingly has classified the bonds at September 30, 2002 from long-term debt to short-term debt. For the nine months ended September 30, 2002, the company's cash interest payments were $5,300,000. For the nine months ended September 30, 2001, the company's cash interest payments were $7,000,000.

Derivative Instruments - The company enters into readily marketable traded forward contracts and options with financial institutions to help reduce the exposure to fluctuations between certain currencies. These contracts limit earnings volatility because gains and losses associated with exchange rate movements are generally offset by movements in the underlying hedged item. The company does not enter into these arrangements for trading or speculation purposes. The table below shows the notional amounts and fair value of the company's currency-related forward contracts and options as of September 30, 2002 and December 31, 2001.
(dollars in thousands)	September 30, 2002		December 31, 2001
	Notional Amount	Fair Value	Notional Amount	Fair Value
Yen forward currency agreements	$600	$600	$200	$200
Peso forward currency agreements	$26,000	$26,000	$0	$0
Purchased Euro put options	$9,900	$0	$0	$0

A roll forward of the company's currency-related forward contracts and options for the nine month period ended September 30, 2002 is as follows:
(dollars in thousands)	Yen forward currency agreements	Peso forward currency agreements	Purchased Euro put options
December 31, 2001 notional amount	$200	$0	$0
New agreements	2,100	28,000	23,100
Expired agreements	(1,700)	(2,000)	(13,200)
September 30, 2002 notional amount	$600	$26,000	$9,900

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In the fourth quarter of 2002, the company purchased additional Euro put options with a notional amount of approximately $40,000,000. During 2002, the company reclassified a net loss of $200,000 related to Euro put option premiums from accumulated other comprehensive loss to other (income) expense, net. The fair value of financial instruments was estimated by discounting expected cash flows using quoted foreign exchange rates as of September 30, 2002 and December 31, 2001. Judgment was employed in developing estimates of fair value; accordingly, estimates presented herein are not necessarily indicative of the amounts that the company could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

Taxes - The tax rate for the third quarter was 18.8 percent, affected by nonrecurring items. Adjusting for the impact of the nonrecurring items, the company's effective tax rate was 27.2 percent for the third quarter of 2002, a decrease of 1.3 percent from the second quarter of 2002 and a decrease of 3.0 percent from the third quarter of 2001. The changes in effective tax rate are attributable to manufacturing locations taxed at rates lower than the U.S. statutory rate and the elimination of goodwill amortization per FAS 142, which was primarily nontax-deductible. In the third quarter, the company received a new tax grant at a lower tax rate, for its Puerto Rican manufacturing operations. The lower grant rate was retroactively applied to the period from July 1, 2001 to June 30, 2002, and, accordingly, a $3,500,000 nonrecurring tax credit was booked in the third quarter related to this grant. For the nine months ended September 30, 2002, the company's cash tax payments were $31,000,000. For the nine months ended September 30, 2001, the company's cash tax payments were $19,700,000.

Legal - The company is subject to various legal proceedings and claims, including claims of alleged personal injuries as a result of exposure to natural rubber latex gloves distributed by the company and other product liability matters, environmental matters, intellectual property matters and disputes on agreements which arise in the ordinary course of business. The company believes that these legal matters will likely be disposed of over an extended period of time and should not have a material adverse impact on the company's consolidated financial position or results of operations. (See Part II - Other Information; Item 1. Legal Proceedings.)

Shareholders' Investment - On April 17, 2002, shareholders approved an amendment to the company's long-term incentive plan increasing the number of shares authorized to be issued from 9,500,000 to 11,500,000. During the first quarter of 2002, the company made certain grants in respect of restricted stock to certain executive officers. The stock will be issued and will vest or become eligible for vesting upon the occurrence of certain performance targets or other conditions. Total after-tax expense related to these awards was $3,200,000 for the nine months ended September 30, 2002. The tax benefit from employee exercises of nonqualified stock options resulted in operating cash flow of $3,500,000 and $2,600,000 for the nine-month period ended September 30, 2002 and 2001, respectively.

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
	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2002	2001	% Chg.	2002	2001	% Chg.
United States	$234,500	$218,200	7%	$689,500	$642,300	7%
Europe	54,100	47,400	14%	156,600	142,300	10%
Japan	17,100	16,500	4%	47,800	47,500	1%
Rest of World	17,000	15,700	8%	48,200	46,400	4%
Total net sales	$322,700	$297,800	8%	$942,100	$878,500	7%

Income before tax provision	$36,700	$51,200		$146,500	$148,600

Total assets	$1,282,600	$1,165,300		$1,282,600	$1,165,300

Capital expenditures	$17,900	$5,100		$28,700	$20,300

Depreciation and amortization	$11,200	$13,300		$32,300	$40,700

The following table represents net sales by disease state management.
	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2002	2001	% Chg.	2002	2001	% Chg.
Net sales:
Vascular	$65,600	$62,600	5%	$189,200	$185,700	2%
Urology	107,100	100,000	7%	312,400	291,300	7%
Oncology	76,100	70,700	8%	221,900	204,000	9%
Surgery	56,800	49,700	14%	169,100	151,900	11%
Other products	17,100	14,800	16%	49,500	45,600	9%
Total net sales	$322,700	$297,800	8%	$942,100	$878,500	7%

C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations - Consolidated net sales for the third quarter of 2002 of $322,700,000 increased 8 percent from the 2001 third quarter net sales of $297,800,000. For the nine-month period ended September 30, 2002, consolidated net sales of $942,100,000 increased 7 percent over the 2001 nine-month period sales of $878,500,000. Net sales in the United States for the third quarter of 2002 were $234,500,000, an increase of 7 percent from the third quarter of 2001. International net sales for the third quarter of 2002 were $88,200,000, an increase of 11 percent from the third quarter of 2001. Adjusting for foreign currency translation, international net sales for the third quarter of 2002 grew 4 percent in constant currency over the prior year period. For the first nine months of 2002, U.S. net sales totaled $689,500,000, up 7 percent, as compared to the same period in 2001, while international net sales increased 7 percent to $252,600,000, as compared to the same period in 2001. Adjusting for foreign currency translation, international net sales increased 6 percent on a constant currency basis for the first nine months of 2002, as compared to the prior-year period. The primary exchange rate movement that impacts consolidated net sales growth is the U.S. dollar as compared to the Euro. The impact of foreign currency fluctuations on net sales is not indicative of the impact on net earnings due to the offsetting foreign currency impact on operating costs and expenses, costs incurred in other currencies and the company's hedging activities.

Reported net income for the third quarter was $29,800,000 and diluted earnings per share were $0.57. Included in reported net income for the quarter are nonrecurring items including pretax charges totaling $24,600,000 associated with previously announced divisional and manufacturing restructurings and a tax credit of $3,500,000. The net after-tax effect of these nonrecurring items was $14,800,000 or $0.28 per diluted share. Excluding the impact of these nonrecurring items, net income for the third quarter was $44,600,000 and diluted earnings per share were $0.85. Reported net income for the nine months ended September 30, 2002 was $108,400,000 and diluted earnings per share were $2.05. In addition to the third quarter items described above, the company reported several nonrecurring pretax items totaling $10,300,000 during the first quarter of 2002. The net after-tax effect of these nonrecurring items was $6,900,000 or $0.13 per diluted share. Excluding the impact of these nonrecurring items, net income for the nine-month period ended September 30, 2002 was $130,100,000 and diluted earnings per share were $2.46.

Net Sales - Bard utilizes disease state management - an approach that expands the focus from products and technologies to the underlying clinical condition - to position the company as an indispensable partner to health care deliverers. The table below shows net sales by disease state management for the quarter and year-to-date-periods ended September 30, 2002 and 2001.
(dollars in thousands)
	Quarter Ended September 30,				Nine Months Ended September 30,
				Constant				Constant
	2002	2001	Change	Currency	2002	2001	Change	Currency
Vascular	$65,600	$62,600	5%	1%	$189,200	$185,700	2%	1%
Urology	107,100	100,000	7%	6%	312,400	291,300	7%	7%
Oncology	76,100	70,700	8%	7%	221,900	204,000	9%	9%
Surgery	56,800	49,700	14%	13%	169,100	151,900	11%	11%
Other	17,100	14,800	16%	13%	49,500	45,600	9%	7%
Total net sales	$322,700	$297,800	8%	7%	$942,100	$878,500	7%	7%

C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Vascular Diagnosis and Intervention - Net sales of vascular products increased 1 percent on a constant currency basis for the quarter ended September 30, 2002, as compared to the prior-year period. United States sales experienced 7 percent growth in the quarter while international sales declined 5 percent on a constant currency basis.

Global electrophysiology sales declined 8 percent on a constant currency basis. The company experienced weak electrophysiology systems business on top of soft European sales. The systems business is subject to uneven ordering patterns. Historically, the company has experienced wide variations in systems orders. In addition, the company's electrophysiology business has been slow to recover in Germany where its dedicated sales force experienced high turnover associated with the company's 2001 merger agreement with Tyco International, Ltd. ("the Tyco merger"), which was terminated in the first quarter of 2002. However, excluding Germany, the European electrophysiology business grew 7 percent on a constant currency basis for the year-to-date period.

Interventional radiology growth rates continue to increase, with growth of 11 percent this quarter. The company's self-expanding stent line grew over 30 percent on a constant currency basis this quarter, largely as a result of the introduction of a new 6 French Luminexx™ stent. In addition, the Conquest™ balloon has energized the company's peripheral angioplasty line, which grew 22 percent on a constant currency basis this quarter. Sales in interventional radiology now annualize to greater than $115,000,000 with revenue split evenly between the United States and international markets.

Graft product sales remained weak this quarter primarily due to the loss of a distribution agreement. Excluding this issue, however, the graft business would have grown 3 percent for the quarter.

Urological Diagnosis and Intervention - Total net sales for the third quarter were $107,100,000, an increase of 6 percent on a constant currency basis compared to the third quarter of 2001. The company's international business grew slightly faster than United States business at 11 percent on a constant currency basis. However, the United States still represents 75 percent of global sales.

Basic drainage products continue to provide a good foundation to the company's urology business, with third quarter global growth rates of 5 percent on a constant currency basis. This follows the 6 percent growth rates, on a constant currency basis, in each of the first two quarters of this year. The company's infection control products grew 17 percent and currently constitutes approximately one third of the company's basic drainage products. Urological specialties grew at a rate of 2 percent on a constant currency basis for the third quarter of 2002. This category amounts to 24 percent of the total urology disease state. Approximately 80 percent of urological specialty sales occur in the United States. Continence, the smallest category in the urological disease state, continued the rebound initiated in the first quarter of the year with growth of 17 percent on a constant currency basis for the third quarter. The company's surgical incontinence line grew over 50 percent on a constant currency basis this quarter and sales of these products now annualize to approximately $12,000,000.

Oncological Diagnosis and Intervention - Total net sales in this disease state increased 7 percent on a constant currency basis over the third quarter of 2001. Growth rates were consistent between the United States and international markets. Specialty access products contributed approximately two thirds of this disease state's total sales and had a worldwide growth rate for the quarter of 11 percent on a constant currency basis. Peripherally inserted central catheters continue to be the fastest growing products in this category, growing 40 percent on a constant currency basis this quarter. The Dymax Site-Rite™ product line, is growing well at 21 percent on a constant currency basis both for

C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

the quarter and year to date. The company's gastroenterology business was approximately flat for the quarter. Previously, international markets had been fueling growth, primarily resulting from the company's distribution agreements. However, the company anticipates that its gastroenterology growth rates will begin to revert back to market growth rates in the low single digits.

Surgical Specialties - Surgical specialties global sales of $56,800,000 represents an increase of 13 percent on a constant currency basis over the prior year quarter. The United States and international markets grew comparably. The company's hernia franchise experienced its strongest quarter of the year, with growth rates of 27 percent on a constant currency basis. Ventral hernia products continue to drive the majority of this growth. The company has extended its hernia line with the launch of Ventralex™, a product designed specifically for umbilical hernias and the company expects to launch a product designed for hiatal hernias around the end of this year. The company is aggressively moving to extend its success in hernias. The company's hemostasis product line declined 20 percent again this quarter compared to elevated revenue levels in the prior-year period due to a competitor's recall. Performance irrigation represented about 27 percent of surgical specialty sales and had approximately flat growth in the current quarter compared to the prior year quarter.

Costs and Expenses - The following is a summary of major costs and expenses as a percentage of net sales:
(dollars in thousands)	Quarter Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Costs and expenses:
Cost of goods sold	46.2%	46.8%	46.2%	46.7%
Marketing, selling and administrative	29.5%	30.6%	29.3%	31.0%
Research and development expense	4.6%	4.4%	4.7%	4.6%
Interest expense	1.0%	1.2%	1.0%	1.3%
Other (income) expense, net	7.3%	(0.2%)	3.2%	(0.5%)
Total costs and expenses	88.6%	82.8%	84.4%	83.1%

Cost of goods sold - The company's cost of goods sold as a percentage of sales for the three months ended September 30, 2002 was 46.2 percent, a reduction from the cost of goods sold percentage for the quarter ended September 30, 2001 of 46.8 percent. The company's cost of goods sold as a percentage of sales for the nine months ended September 30, 2002 was 46.2 percent, a decrease from the cost of goods sold percentage for the nine months ended September 30, 2001 of 46.7 percent. These decreases are primarily due to favorable sales mix and cost improvements. The company expects its cost of products sold as a percentage of sales to continue to decline in the fourth quarter of 2002 and to further decline in 2003 primarily due to the company's divisional and manufacturing restructurings.

Marketing, selling and administrative - As a percent of sales, marketing, selling and administrative expenses were slightly increased from the percentages reported in the prior two quarters. Prior year marketing, selling and administrative expense includes $3,300,000 pretax ($0.06 diluted earnings per share) and $9,900,000 pretax ($0.18 diluted earnings per share) of goodwill amortization for the third quarter and nine-month period, respectively. Goodwill amortization is not required for fiscal years beginning after December 15, 2001 per FAS 142. Adjusting for the prior-year goodwill amortization, marketing, selling and administrative expenses as a percent of sales grew at a slower rate than sales for the year-to-date period ended September 30, 2002.

Research and development expense - Research and development expenditures of $14,900,000 represented a 13.7 percent increase over the prior year's expenditures of $13,100,000.

C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Interest expense - Interest expense of $3,100,000 for the third quarter represents a decline of $400,000 from the third quarter of 2001. Interest expense of $9,500,000 for the nine-month period ended September 30, 2002 represents a decline of $1,700,000 from the nine-month period ended September 30, 2001. This is consistent with the company's lower debt levels.

Other (income) expense, net - includes primarily interest income and the impact of foreign exchange. In addition, third-quarter 2002 other (income) expense, net, includes costs related to the restructuring of certain divisional and manufacturing operations ($24.6 million pretax, $0.35 diluted earnings per share). First quarter 2002 other (income) expense, net, includes costs related to the termination of the Tyco merger ($6,200,000 pretax, $0.08 diluted earnings per share), divisional and manufacturing consolidation projects ($2,600,000 pretax, $0.03 diluted earnings per share) and corporate severance-related costs ($6,500,000 pretax, $0.08 diluted earnings per share). These first-quarter costs were offset with the reversal of certain legal accruals ($5,000,000 pretax, $0.06 diluted earnings per share).
(dollars in thousands)	Quarter Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Other (income) expense, net:
Interest Income	$(1,700)	$(1,500)	$(4,700)	$(4,400)
Foreign exchange losses (gains)	---	800	(600)	900
Divisional and manufacturing restructuring	24,600	---	33,700	---
TYCO termination costs	---	---	6,200	---
Legal	---	---	(5,000)	---
Other, net	700	---	400	(600)
Total other (income) expense, net	$23,600	$(700)	$30,000	$(4,100)

Taxes - The tax rate for the third quarter was 18.8 percent, affected by nonrecurring items. Adjusting for the impact of the nonrecurring items, the company's effective tax rate was 27.2 percent for the third quarter of 2002, a decrease of 1.3 percent from the second quarter of 2002 and a decrease of 3.0 percent from the third quarter of 2001. The changes in effective tax rate are attributable to manufacturing locations taxed at rates lower than the U.S. statutory rate and the elimination of goodwill amortization per FAS 142, which was primarily nontax-deductible. In the third quarter of 2002, the company received a new tax grant at a lower tax rate, for its Puerto Rican manufacturing operations. The lower grant rate was retroactively applied to the period from July 1, 2001 to June 30, 2002; accordingly a $3,500,000 nonrecurring tax credit was booked in the third quarter of 2002 related to this grant.

Earnings and Earnings Per Share - The following table summarizes the growth in the company's earnings and earnings per share adjusted for the impact of nonrecurring items and the 2001 goodwill amortization no longer required.
(dollars in thousands, except per share amounts)	For the Quarter Ended September 30,
2002	Pretax Income	Taxes	Net Income	Diluted EPS
As reported - GAAP basis	$36,700	$6,900	$29,800	$0.57
Impact of nonrecurring items	24,600	9,800	14,800	0.28
Adjusted	$61,300	$16,700	$44,600	$0.85
2001
As reported - GAAP basis	$51,200	$15,500	$35,700	$0.68
Impact of goodwill amortization	3,300	200	3,100	0.06
Adjusted	$54,500	$15,700	$38,800	$0.74
Percentage growth	12%	6%	15%	15%

C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

(dollars in thousands, except per share amounts)	For the Nine Months Ended September 30,
2002	Pretax Income	Taxes	Net Income	Diluted EPS
As reported - GAAP basis	$146,500	$38,100	$108,400	$2.05
Impact of nonrecurring items	34,900	13,200	21,700	0.41
Adjusted	$181,400	$51,300	$130,100	$2.46
2001
As reported - GAAP basis	$148,600	$44,700	$103,900	$2.01
Impact of goodwill amortization	9,900	600	9,300	0.18
Adjusted	$158,500	$45,300	$113,200	$2.19
Percentage growth	14%	13%	15%	12%

Financial Condition and Liquidity - Cash provided from operations continued to be the company's primary source of funds to finance operating needs, capital expenditures and dividend payments. Bard increased its cash and short-term investments position to $335,200,000 at September 30, 2002 from $271,000,000 at December 31, 2001. In response to stock market conditions, the company contributed $40,500,000 to its defined benefit pension plans. The company is committed under noncancelable operating leases involving certain facilities and equipment. The minimum annual rentals under the terms of these leases are as follow: 2003 - $15,100,000; 2004 - $9,900,000; 2005 - $5,300,000; 2006 - $4,500,000; 2007 - $3,600,000 and thereafter $8,500,000. Total rental expense for all leases approximated $15,400,000 for the nine months ended September 30, 2002 and $14,700,000 for the nine months ended September 30, 2001.

Total cash outlays made for the purchase of businesses, patents, trademarks, purchase rights, and other related items were approximately $6,700,000 for the nine months ended September 30, 2002 and $17,200,000 for the nine months ended September 30, 2001. The majority of these investments were for intangible assets. These cash outlays were financed primarily with cash from operations.

Periodically, the company purchases its common stock in the open market to provide shares for issuance under various employee stock plans. In connection with the announced sale of the cardiology businesses, the Board of Directors in July of 1998 authorized the purchase from time to time of up to 10,000,000 shares of common stock. During the first nine months of 2002, the company purchased 1,184,600 of its common shares for an aggregate of $63,300,000. Total shares purchased during the first nine months of 2001 were 401,500 for an aggregate of $17,500,000, leaving a balance at September 30, 2002 of 668,800 under the 10,000,000 share-purchase authorization.

Total debt was $156,800,000 at September 30, 2002, essentially flat to total debt of $157,200,000 at December 31, 2001. Total debt to total capitalization was 15.6 percent at September 30, 2002, compared to 16.6 percent at December 31, 2001. , while net debt, or debt less cash and short-term investments, to total capitalization was 13.4% at December 31, 2001, compared to 12.2% at December 31, 2000. In 2000, the company replaced its maturing $300,000,000 committed credit facility with a $200,000,000 five-year committed credit facility that matures in May 2005 and a $100,000,000 364-day committed credit facility that last matured in May 2002. The 364-day committed credit facility was renewed during the second quarter of 2002 at substantially the same terms and matures in May of 2003. These facilities support a commercial paper program and carry variable market rates of interest and require annual commitment fees. At September 30, 2002 and December 31, 2001, there were no borrowings under these facilities. Bard maintains uncommitted credit lines with banks for short-term cash needs and these lines were used as needed during the last three years. At September 30, 2002 and December 31, 2001, the unused uncommitted lines of credit totaled $50,000,00075. There were no outstanding borrowings against uncommitted lines at either September 30, 2002 or December 31, 2001. The company believes it could borrow adequate funds at competitive terms and rates, should it be necessary. This overall financial strength gives Bard sufficient financing flexibility.

C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies - The preparation of financial statements requires the company's management to make estimates and assumptions that effect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The SEC recently issued guidance for "critical accounting policies". The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. The following is not intended to be a comprehensive list of all of the company's accounting policies. The company's significant accounting policies are more fully described in the company's Notes to Consolidated Financial Statements as filed by the company in its 2001 Annual Report on Form 10-K. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting an available alternative would produce a materially different result.

Revenue recognition - The company recognizes product revenue, net of discounts, returns and rebates when title passes and persuasive evidence of a sales arrangement exists, delivery has occurred, the buyer's price is fixed or determinable, contractual obligations have been satisfied and collectibility is reasonably assured. These requirements are met and sales and related cost of sales are recognized for the majority of the company's products upon shipment. In the case of consignment inventories, revenues and associated costs are recognized upon the notification of usage by the customer. A small percentage of the company's products require installation and in those cases revenues and related costs are recognized when installation is complete.

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

Restructuring cost estimates - As a result of business acquisitions or dispositions or as a result of organizational restructurings or rationalization, the company may develop formal plans to exit certain activities, involuntarily terminate employees, terminate leases, writedown assets or close duplicative facilities. Currently, these costs and expenses are estimated in accordance with Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" ("EITF 94-3") and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges". As additional information becomes available in future periods, the company may revise the estimated restructuring accrual based on the updated information. The company does not anticipate that material revisions will be necessary, however, if such revisions in estimates are necessary the change could have a material impact to the company's financial position and results of operations in the period of the change. In July 2002, the FASB issued FAS 146. FAS 146 reconsiders all of the guidance contained in EITF 94-3. This pronouncement requires companies to recognize costs associated with exit or disposal activities when the liability is incurred rather than at the date of commitment to an exit or disposal plan. FAS 146 also establishes that fair value is the objective for initial measurement of a liability. FAS 146 will be effective for the company on January 1, 2003. FAS 146 will not impact the accounting for any restructuring plan approved or announced to date; however, the pronouncement will impact the accounting for any future exit or disposal activities approved on or after January 1, 2003.

C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Legal reserve estimates - The company is at times involved in legal actions, the outcomes of which are not within the company's complete control and may not be known for prolonged periods of time. In some cases, the claimants seek damages, as well as other relief, which, if granted could require significant expenditures. The company records a liability in the company's consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements.

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

Allowance for doubtful accounts, customer rebates and inventory writedowns - Management makes estimates of the uncollectibility of the company's accounts receivable, amounts that are rebated to specific customers in accordance with contractual requirements and inventory adjustments to reflect inventory valuation at the lower of cost or market. In estimating the reserves necessary for the allowance for doubtful accounts, management considers historical bad debt trends, customer concentrations, customer credit worthiness and current economic trends. The company establishes an allowance for doubtful accounts for estimated amounts that are uncollectible from customers. In estimating the allowance for customer rebates, management considers the lag time between the actual occurrence of the customer's rebate claim and the payment of that claim, customer specific trend analysis and contractual commitments including the stated rebate rate. The company establishes an allowance for customer rebates and reduces sales for such rebate amounts. In estimating the allowance for inventory writedowns, management considers product obsolescence, quantity on hand, future demand for the product and other market-related conditions. The company records an allowance for inventory writedowns when such conditions cause the inventory market value to be below carrying value. The company records such adjustments to cost of sales in the period the condition exists.

It is possible that the underlying factors discussed above for the allowance for doubtful accounts, customer rebates and inventory writedowns could change. Depending on the extent and nature of the change to the underlying factors, the impact to the company's financial position and results of operations could be material in the period of change.

Pension plans - The company sponsors pension plans covering substantially all domestic employees and certain foreign employees who meet eligibility requirements. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by the company, within certain guidelines. In addition, the company's actuarial consultants also use subjective factors, such as withdrawal and mortality rates, to estimate these factors. The actuarial assumptions used by the company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of the participants. These differences may have a significant effect on the amount of pension expense recorded by the company.

C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Cautionary Statement Regarding Forward-Looking Information - Certain statements contained herein or in other company documents and certain statements that may be made by management of the company orally may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results. Because actual results are affected by risks and uncertainties, the company cautions investors that actual results may differ materially from those expressed or implied. It is not possible to predict or identify all such risks and uncertainties, but factors that could cause the actual results to differ materially from expected and historical results include, but are not limited to: health care industry consolidation resulting in customer demands for price concessions and contracts that are more complex and have longer terms; competitive factors, including competitors' attempts to gain market share through aggressive marketing programs, the development of new products or technologies by competitors and technological obsolescence; reduction in medical procedures performed in a cost-conscious environment; the lengthy approval time by the FDA or other government authorities to clear medical devices for commercial release; unanticipated product failures; legislative or administrative reforms to the U.S. Medicare and Medicaid systems or other U.S. or non-U.S. reimbursement systems in a manner that would significantly reduce reimbursements for procedures using the company's medical devices; the acquisition of key patents by competitors that would have the effect of excluding the company from new market segments; the uncertainty of whether increased research and development expenditures will result in increased sales; unpredictability of existing and future litigation including litigation regarding product liability such as claims of alleged personal injuries as a result of exposure to natural rubber latex gloves distributed by the company as well as other product liability matters, and intellectual property matters and disputes on agreements which arise in the ordinary course of business; government actions or investigations affecting the industry in general or the company in particular; insurance industry trends resulting in premium and deductible increases and expansion of coverage exclusions; future difficulties obtaining product liability insurance on reasonable terms; efficacy or safety concerns with respect to marketed products, whether scientifically justified or not, that may lead to product recalls, withdrawals or declining sales; uncertainty related to tax appeals and litigation; future difficulties obtaining necessary components used in the company's products and/or price increases from the company's suppliers of critical components; economic factors that the company has no control over, including changes in inflation, foreign currency exchange rates and interest rates; other factors that the company has no control over, including earthquakes, floods, fires and explosions; risks associated with maintaining and expanding international operations, including the risks of expropriation, war, political instability, terrorism, lack of reliable supply of raw materials; and the risk that the company may not achieve manufacturing or administrative efficiencies as a result of the company's realignment and restructuring initiatives, the integration of acquired businesses or divestitures. The company assumes no obligation to update forward-looking statements as circumstances change. You are advised, however, to consult any further disclosures the company makes on related subjects in the company's 10-Q, 8-K and 10-K reports.

C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Bard operates on a global basis and therefore is subject to the exposures that arise from foreign exchange rate fluctuations. The company manages these exposures using operational and economic hedges as well as derivative financial instruments. The primary currencies hedged are the Euro, the Peso and the Yen. The company's foreign currency exposures may change over time as changes occur in the company's international operations.

The company's objective in managing its exposures to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with assets, liabilities, net investments and probable commitments denominated in foreign currencies. In order to reduce the risk of foreign currency exchange rate fluctuations, the company has hedged a substantial portion of its expected foreign currency denominated cash flow from operations. The instruments that the company uses for hedging are readily marketable, traded forward contracts and options with financial institutions. The company expects that the changes in fair value of such contracts will have a high correlation to the price changes in the related hedged cash flow. The company does not expect that the risk of transaction gains or losses from changes in the fair value of its foreign exchange position will be material because most transactions will occur in either the functional currency or in a currency that has a high correlation to the functional currency. Any gains and losses on these hedge contracts are expected to offset changes in the value of the related exposure. The company enters into foreign currency transactions only to the extent that foreign currency exposure exists; it will not enter into foreign currency transactions for speculative purposes. Monetary assets of the company held in foreign currencies have relatively short maturities and are denominated in currencies that have not experienced wide, short-term fluctuations in their equivalent U.S. dollar values.

In December 1996, the company issued $150,000,000 of 6.70 percent notes due 2026. These notes may be redeemed at the option of the note holders on December 1, 2006, at a redemption price equal to the principal amount. The market value of these notes was approximately $161,100,000 at September 30, 2002.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Based on their evaluations as of a date within 90 days of the filing date of this report, the company's chief executive officer and chief financial officer have concluded that the company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) There were no significant changes in the company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluations. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The company is at times involved in legal actions, the outcomes of which are not within the company's complete control and may not be known for prolonged periods of time. In some cases, the claimants seek damages, as well as other relief, which, if granted could require significant expenditures that may be significant to the results of operations of a future period.

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

Item 6(a). Exhibits

  Exhibit 12.1 - Computation of Ratio of Earnings to Fixed Charges

  Exhibit 10q* - 1993 Long Term Incentive Plan of C.R. Bard, Inc. as amended effective October 9, 2002.

  Exhibit 99.1 - C. R. Bard, Inc. Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  Exhibit 99.2 - C. R. Bard, Inc. Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* - This exhibit constitutes a management contract or a compensatory plan or arrangement.

C. R. BARD, INC. AND SUBSIDIARIES

Item 6(b). Reports on Form 8-K

There were no reports on Form 8-K filed by the company for the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
C. R. BARD, INC.
(Registrant)
Date: November 14, 2002	Charles P. Slacik /s/
Charles P. Slacik
Senior Vice President and Chief Financial Officer

Date: November 14, 2002	Charles P. Grom /s/
Charles P. Grom
Vice President and Controller

C. R. Bard, Inc.

CERTIFICATION PURSUANT TO

RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, William H. Longfield, certify that:

1. I have reviewed this quarterly report on Form 10-Q of C. R. Bard, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ William H. Longfield

William H. Longfield

Chairman of the Board,

Chief Executive Officer

C. R. Bard, Inc.

CERTIFICATION PURSUANT TO

RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Charles P. Slacik, certify that:

1. I have reviewed this quarterly report on Form 10-Q of C. R. Bard, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Charles P. Slacik

Charles P. Slacik

Senior Vice President and Chief Financial Officer

Exhibit 10q

1993 LONG TERM INCENTIVE PLAN OF
C. R. BARD, INC.
(AS AMENDED AND RESTATED)

SECTION 1 - PURPOSE AND TERM OF PLAN

The Long Term Incentive Plan of C.R. Bard, Inc. is designed to attract and retain the services of selected key employees of the Corporation and its Subsidiaries who are in a position to make a material contribution to the successful operation of the business of the Corporation and its Subsidiaries. Awards under the Plan shall be made to selected key employees in the form of Options, Restricted Stock, Restricted Stock Units, Stock Appreciation Rights and other stock-based awards. The Plan, as amended and restated, shall be effective on October 9, 2002. No awards may be made under the Plan after April 20, 2003.

SECTION 2 - DEFINITIONS

For purposes of the Plan, the following terms shall have the indicated meanings:

(a) "Board" means the Board of Directors of the Corporation.

(b) "Change of Control Event" means a change of control of the nature that would be required to be reported in response to item (a) of the Current Report on Form 8-K as in effect on April 21, 1993 pursuant to Section 13 or 15(d) of the Exchange Act, provided that, without limitation, a "Change of Control Event" shall be deemed to have occurred if (i) any person shall become the beneficial owner, as those terms are defined herein, of capital stock of the Corporation, the voting power of which constitutes 20% or more of the general voting power of all of the Corporation's outstanding capital stock or (ii) individuals who, as of April 21, 1993, constitute the Board (the "Incumbent Board") cease for any reasons to constitute at least a majority of the Board, provided that any person becoming a Director subsequent to April 21, 1993 whose election, or nomination for election by the Corporation's shareholders, was approved by a vote of at least three quarters of the Directors comprising the Incumbent Board (other than an election or nomination of an individual whose initial assumption of office is in connection with an actual or threatened election contest relating to the election of the Directors of the Corporation, which is or would be subject to Rule 14a-11 of the Regulation 14A promulgated under the Exchange Act) shall be, for purposes of the Plan, considered as though such person were a member of the Incumbent Board. No sale to underwriters or private placement of its capital stock by the Corporation nor any acquisition by the Corporation, through merger, purchase of assets or otherwise, effected in whole or in part by issuance or reissuance of shares of its capital stock, shall constitute a Change of Control Event. For purposes of the definition of "Change of Control Event," the following definitions shall be applicable:

(i) The term "person" shall mean any individual, group, corporation or other entity.

(ii) Any person shall be deemed to be the beneficial owner of any shares of capital stock of the Corporation:

(A) which that person owns directly, whether or not of record, or

(B) which that person has the right to acquire pursuant to any agreement or understanding or upon exercise of conversion rights, warrants, or options, or otherwise, or

(C) which are beneficially owned, directly or indirectly (including shares deemed owned through application of clause (B) above), by an "affiliate" or "associate" (as defined in the rules of the Securities and Exchange Commission under the Securities Act of 1933) of that person, or

(D) which are beneficially owned, directly or indirectly (including shares deemed owned through application of clause (B) above), by any other person with which that person or such person's "affiliate" or "associate" (defined as aforesaid) has any agreement, arrangement or understanding for the purpose of acquiring, holding, voting or disposing of capital stock of the Corporation.

(iii) The outstanding shares of capital stock of the Corporation shall include shares deemed owned through application of clauses (ii)(B), (C) and (D), above, but shall not include any other shares which may be issuable pursuant to any agreement or upon exercise of conversion rights, warrants or options, or otherwise, but which are not actually outstanding.

(iv) Shares of capital stock, if any, held by The Chase Manhattan Bank N.A. under the Indenture and the Escrow Agreement dated as of November 1, 1971 between International Paper Company and said bank shall not be deemed owned by International Paper Company or by said bank for purposes of this Plan, so long as they are held by said bank under said Escrow Agreement, but said shares shall be deemed outstanding for the purpose of determining the aggregate number of outstanding shares of capital stock of the Corporation.

(c) "Change of Control Exercise Period" means the 60-day period commencing upon the date of the first public disclosure of a Change of Control Event.

(d) "Code" means the Internal Revenue Code of 1986, as amended.

(e) "Committee" means the Compensation Committee of the Board or such other committee as may be designated by the Board.

(f) "Common Stock" means the Common Stock of the Corporation, par value $0.25 per share.

(g) "Corporation" means C.R. Bard, Inc., a New Jersey corporation.

(h) "Director" means a member of the Board.

(i) "Disinterested Persons" means Directors who are not full time employees of the Corporation and who are eligible to serve as Plan administrators or to approve Plan awards under the provisions of Rule 16b-3 promulgated under the Exchange Act. The preceding sentence shall have no effect if any specification of such persons is eliminated from the rules promulgated under Section 16 of the Exchange Act.

(j) "Exchange Act" means the Securities Exchange Act of 1934, as amended.

(k) "Fair Market Value" of the Common Stock on a specified day means (1) the mean between the high and low sales price on that day as reported on the New York Stock Exchange -- Composite Transactions Tape or, if no sale of the Common Stock shall have occurred on the New York Stock Exchange on that day, on the next preceding day on which there was a sale, or (2) in the case of a simultaneous exercise and sale, the actual price an optionee receives in the open market on the date of the exercise. If the Common Stock is not traded on the New York Stock Exchange, the Fair Market Value shall be the amount that is reasonably determined by the Committee.

(1) "Limited Stock Appreciation Rights" shall have the meaning set forth in Section 4.8.

(m) "Option" means an Option to purchase Common Stock awarded to a Participant as provided in Section 4.

(n) "Option Period" means the period from the date of the grant of an Option to the date of its expiration as provided in Section 4.3.

(o) "Optionee" means a Participant who has been granted an Option under the Plan.

(p) "Participant" means a key employee, including officers and Directors who are employees, of the Corporation or any of its Subsidiaries who has been selected by the Committee to receive an award under the Plan.

(q) "Performance-Based Awards" shall have the meaning set forth in Section 5.12.

(r) "Plan" means the 1993 Long Term Incentive Plan of C.R. Bard, Inc.

(s) "Restricted Period" means the vesting period, if any, of up to 10 years specified by the Committee pursuant to Section 5.2.

(t) "Restricted Stock" means Common Stock awarded to a Participant subject to restrictions as provided in Section 5 as long as those restrictions are in effect.

(u) "Restricted Stock Unit" shall have the meaning set forth in Section 5.11.

(v) "Retirement" means normal or early retirement under the terms of a pension plan of the Corporation or voluntary termination of employment, provided that in each case the Corporation must have given its prior consent to treat the person's termination of employment as a retirement.

(w) "Stock Appreciation Right" means a right awarded to a Participant as provided in Section 4 to receive in the form of Common Stock or, with the consent of the Committee, cash, an amount equal to the excess of the Fair Market Value of a share of Common Stock on the day the right is exercised over the price at which the Participant could exercise an Option to purchase that share.

(x) "Stock Award" means an award of Common Stock delivered in installments as specified by the Committee pursuant to Section 5.8.

(y) "Subsidiary" means any corporation or other legal entity, domestic or foreign, more than 50% of the voting power of which is owned or controlled, directly or indirectly, by the Corporation.

(z) "Unrestricted Stock" means Common Stock awarded to a Participant which Common Stock is not subject to a vesting period or installment delivery specified by the Committee.

SECTION 3 - GENERAL PROVISIONS

3.1 The Committee in its sole discretion shall select those key employees to whom awards are made under the Plan and shall specify the type of awards made, the number of Options, shares of Restricted Stock, Restricted Stock Units, Stock Awards, Unrestricted Stock and Stock Appreciation Rights which in each case are awarded, the Restricted Period, number of installments or Option Period applicable to the awards and any other conditions relating to the awards that are consistent with the Plan and that the Committee deems appropriate. Participants shall be selected from among the key employees of the Corporation and its Subsidiaries who are in a position to have a material impact on the future results of operations of the Corporation and its Subsidiaries. Participants may be selected and awards may be made at any time during the period that awards may be granted under the Plan. Participants do not have to be selected and awards do not have to be made at the same time by the Committee. Any award made to a Participant shall not obligate the Committee to make any subsequent awards to that Participant.

3.2 Shares of Common Stock acquired under the Plan may be authorized and unissued shares of Common Stock or authorized and issued shares of Common Stock held in the Corporation's treasury. Subject to Section 8.7, the total number of shares of Common Stock which may be acquired under the Plan shall not exceed 11,500,000. The number of shares of Common Stock available at any time for awards under the Plan shall be determined in a manner which reflects the number of shares of Common Stock then subject to outstanding awards and the number of shares of Common Stock previously acquired under the Plan. For purposes of such determinations, shares of Common Stock returned to the Corporation as a result of the forfeiture of Restricted Stock, Restricted Stock Units, Stock Awards or Options which expire or terminate, other than by reason of the exercise of Stock Appreciation Rights, shall again be available for awards under the Plan.

SECTION 4 - OPTIONS AND STOCK APPRECIATION RIGHTS

4.1 Subject to the provisions of this Section 4, the Committee may grant incentive Options and nonqualified Options with or without Stock Appreciation Rights to selected key employees of the Corporation and its Subsidiaries. Each Option shall be evidenced by a Stock Option Agreement between the Corporation and the Optionee which contains the terms and conditions specified by this Section 4 and such other terms and conditions as the Committee in its sole discretion shall specify.

4.2 The exercise price per share of Common Stock with respect to each Option shall not be less than 100% of the Fair Market Value of a share of Common Stock on the day the Option is granted.

4.3 Except as otherwise specifically set forth in the grant thereof in accordance with this paragraph, each Option shall be for a term of up to ten years as determined by the Committee, and no Option shall be exercisable during the 12 months following the date of the grant. After the 12 month period, 25% of the total number of options granted are exercisable; after 24 months from the date of grant, 50% are exercisable; after 36 months, 75% are exercisable; and, after 48 months, 100% of the options granted are exercisable. Notwithstanding anything to the contrary in this paragraph, the Committee may, when granting Options to any person under the Plan, grant Options that are exercisable immediately or Options that are exercisable according to a schedule different from that set forth in the preceding sentence. In addition, notwithstanding any of the foregoing, upon the occurrence of a Change of Control Event, all Options shall be immediately exercisable. Accrued installments of Options may be exercised in whole or in part, and in no case may a fraction of a share be purchased under the Plan.

4.4 At the time any Option is exercised in whole or in part, the Optionee or other person exercising the Option shall pay to the Corporation, by certified or bank cashier's check payable to the order of the Corporation, and/or, to the extent permitted by law, Common Stock or other form of consideration acceptable to the Corporation, the full exercise price of the shares purchased, and the purchased shares shall be delivered to the Optionee promptly. No Optionee or his or her legal representatives, legatees or distributees, as the case may be, shall be deemed to be a holder of any shares upon the exercise of an Option until the date of issuance of a stock certificate to the Optionee for those shares. The proceeds from the sale of shares upon the exercise of Options shall be added to the general funds of the Corporation and used for general corporate purposes.

4.5 If an Optionee shall cease to be employed by the Corporation or any of its Subsidiaries prior to the end of the Option Period by reason of Retirement, (a) each Option granted prior to July 14, 1999, then held by the Optionee shall, to the extent that it was exercisable at the time of Retirement, remain exercisable for a period of (i) three months from the date of Retirement, if an incentive Option or (ii) three years from the last day of the month of Retirement, if a non-qualified Option, and thereafter, such Option shall terminate; and (b) each Option granted on or after July 14, 1999, then held by the Optionee shall, to the extent that it was exercisable at the time of Retirement, remain exercisable (i) for a period of three months from the date of Retirement, if an incentive Option or (ii) until the end of the Option Period relating to such Option, if a non-qualified Option. Notwithstanding anything in this Plan to the contrary, if an Optionee shall die after Retirement, each Option then held by the Optionee shall be exercisable to the extent, and during the period, that it would, but for the Optionee's death, have otherwise been exercisable after Retirement. Further, notwithstanding anything to the contrary contained in this Section 4.5, the Committee may, in its discretion, accelerate the vesting date and allow retiring employees to exercise outstanding Options which would not otherwise be exercisable under the Plan on the date of such employee's Retirement.

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

Notwithstanding the foregoing, if, within the one-year period immediately following a Change of Control Event, an Optionee shall cease to be employed by the Corporation or any of its Subsidiaries prior to the end of the Option Period by reason of termination without Cause (as defined in the applicable Stock Option Agreement between the Corporation and the Optionee as described in 4.1, above) or otherwise as provided in such applicable Stock Option Agreement, each Option granted on or after March 1, 2002 then held by the Optionee shall, to the extent that it was exercisable at the time of such termination of employment, remain exercisable until the end of the Option Period relating to such Option. For the avoidance of doubt, an Option granted as an incentive Option which is not exercised within the three-month period following the date of termination of employment shall remain exercisable in accordance with this paragraph but may, subject to the Code, no longer qualify as an incentive Option.

Notwithstanding the foregoing, no option shall be exercisable later than the end of the Option Period relating thereto.

4.6 The Committee may grant Stock Appreciation Rights to Optionees in tandem with non-qualified Options so that exercise of a Stock Appreciation Right will have the effect of terminating the Option or portion thereof to which it relates, and exercise of an Option or portion thereof to which a Stock Appreciation Right relates will have the effect of terminating the Stock Appreciation Right. Stock Appreciation Rights shall be exercisable in the same installments and be subject to the same terms and conditions as the Options to which they relate and to such other terms and conditions as the Committee in its sole discretion shall specify.

4.7 The aggregate Fair Market Value, determined as of the date an Option is granted, of the Common Stock for which any Participant may be awarded incentive Options which are first exercisable by the Participant during any calendar year under the Plan or any other stock option plan maintained by the Corporation or its Subsidiaries shall not exceed $100,000.

4.8 The Committee may, in its discretion, grant limited stock appreciation rights ("Limited Stock Appreciation Rights") that, notwithstanding any other provision of the Plan, may only be exercised during a Change of Control Exercise Period, and such Limited Stock Appreciation Rights shall be so exercisable during the Change of Control Exercise Period whether or not such person is then employed by the Corporation. Upon exercise of a Limited Stock Appreciation Right, the holder thereof shall be entitled to receive an amount in cash equal to the greater of (a) the Fair Market Value of the shares of the Common Stock with respect to which the Limited Stock Appreciation Right was exercised over the option price of such shares under the Plan and (b) if the Change of Control Event is the result of a transaction or a series of transactions, the highest price per share of Common Stock paid in such transaction or transactions during the Change of Control Exercise Period up to the date of exercise over the exercise price per share of Common Stock under the Plan. The Committee is authorized to amend the terms of a Limited Stock Appreciation Right held by any employee subject to Section 16 of the Exchange Act, as may be necessary so that the holding and exercise of such Limited Stock Appreciation Right will be exempt under such Section.

4.9 The maximum number of Options, Stock Appreciation Rights and Limited Stock Appreciation Rights that may be granted to each Participant during any calendar year shall not exceed 400,000.

SECTION 5 - RESTRICTED STOCK, RESTRICTED STOCK UNITS, STOCK AWARDS AND UNRESTRICTED STOCK

5.1 An award of Restricted Stock, Restricted Stock Units, Stock Awards and Unrestricted Stock to a Participant shall entitle the Participant to receive the number of shares of Common Stock specified by the Committee in accordance with the terms and conditions of this Section 5.

5.2 During the Restricted Period specified by the Committee, Restricted Stock awarded to a Participant may not be sold, assigned, transferred, pledged or otherwise encumbered, except as hereinafter provided. Except as otherwise provided by the Committee, the Restricted Period specified in respect of any award of Restricted Stock shall not be less than three years, except that the Committee may provide for a Restricted Period to terminate at any time after one year upon the attainment of performance-based objectives established as provided in clause (i) of Section 5.12. Except as provided in this Section 5.2 and/or as otherwise provided by the Committee, a Participant, as the owner of Restricted Stock, shall have all the rights of a holder of Common Stock, including but not limited to the right, subject to the provisions of Sections 8.7 and 8.8, to receive all dividends or dividend equivalents paid on and the right to vote such Restricted Stock. Notwithstanding anything to the contrary in the Plan, upon the occurrence of a Change of Control Event the Restricted Period applicable to Restricted Stock shall end and all restrictions on Restricted Stock shall expire.

5.3 If a Participant holding Restricted Stock ceases to be an employee of the Corporation or any of its Subsidiaries during the Restricted Period for any reason other than death or Retirement, the Committee may at the time of cessation of employment terminate the Restricted Period with respect to any or all of such Restricted Stock. If the Committee does not terminate the Restricted Period with respect to such Restricted Stock at the time of cessation of employment, such Restricted Stock shall be forfeited.

5.4 If a Participant holding Restricted Stock ceases to be an employee of the Corporation or any of its Subsidiaries during the Restricted Period by reason of death or Retirement, Restricted Stock held by that Participant shall become free of all restrictions thereon and, pursuant to Section 5.7, the Corporation shall deliver that Restricted Stock to that Participant or that Participant's beneficiary, as the case may be, within 60 days.

5.5 Each Participant awarded Restricted Stock, Stock Awards or Unrestricted Stock shall enter into such agreement with the Corporation as may be specified by the Committee in which the Participant agrees to the terms and conditions of the award and such other matters as the Committee in its sole discretion shall specify.

5.6 Each certificate representing Restricted Stock awarded under the Plan shall be registered in the name of the Participant to whom the Restricted Stock was awarded, deposited by the Participant with the Corporation together with a stock power endorsed in blank and bear the following, or a substantially similar, legend:

"The transferability of this Certificate and the Common Stock represented hereby is subject to the terms and conditions, including forfeiture, contained in Section 5 of the 1993 Long Term Incentive Plan of C.R. Bard, Inc., as amended, and an Agreement entered into between the registered owner and C.R. Bard, Inc. Copies of the Plan and Agreement are on file in the executive office of C.R. Bard, Inc., 730 Central Avenue, Murray Hill, New Jersey 07974."

5.7 When the restrictions imposed by Section 5.2 and any related restrictions on Restricted Stock have expired or have otherwise been satisfied, the Corporation shall deliver to the Participant holding that Restricted Stock, or the Participant's legal representative, beneficiary or heir, a certificate or certificates, without the legend referred to in Section 5.6, for the number of shares of Restricted Stock deposited with the Corporation by the Participant pursuant to Section 5.6 with respect to which all restrictions have expired or been satisfied. At that time, the Agreement referred to in Section 5.5 shall terminate forthwith as to those shares.

5.8 Stock Awards shall be made by the Committee in numbers of shares, and, unless otherwise specified by the Committee and subject to Section 5.9, a Stock Award shall be delivered to a Participant in three approximately equal installments (in order to avoid the issuance of fractional shares) on the date of the Stock Award and on the following anniversaries of the date of the Stock Award. Stock Awards shall be made only in lieu of salary and cash bonuses. Notwithstanding anything to the contrary in the Plan, upon the occurrence of a Change of Control Event, any installment of a Stock Award not yet delivered shall become immediately deliverable.

5.9 No installment of shares shall be delivered on any anniversary of the date of the Stock Award to a Participant whose employment has been terminated, or who has, or has been, served notice of termination prior to the award or anniversary date of such installment; provided, however, that where such termination has occurred due to a Participant's death or retirement, the Committee may, in its discretion, waive this condition precedent to delivery of awarded but undelivered shares. Any shares not delivered to a Participant pursuant to this Section 5.9 may be subsequently awarded to another Participant. A Participant shall have no voting rights with respect to, and shall not be entitled to any dividends declared in respect of, any awarded but undelivered shares.

5.10 The Committee may award Unrestricted Stock to a Participant in lieu of salary or cash bonus, which Common Stock shall not be subject to forfeiture pursuant to this Section 5. Certificates representing Unrestricted Stock shall be delivered to the Participant as soon as practicable following the grant thereof.

5.11 The Committee may grant Restricted Stock Units and other stock-based awards to selected employees which shall be in such form, and dependent on such conditions, as the Committee shall determine, including, without limitation, the right to receive, or vest with respect to, one or more shares of Common Stock, or the equivalent cash value of such shares, upon the completion of a specified period of service, the occurrence of an event and/or the attainment of performance objectives. Subject to the provisions of the Plan, the Committee shall determine to whom and when Restricted Stock Units and other stock-based awards will be granted, the number of shares of Common Stock to be granted under, or otherwise related to, Restricted Stock Units and other stock-based awards, and all other terms and conditions of such grants (including, without limitation, the vesting and forfeiture provisions thereof and provisions ensuring that all shares of Common Stock so awarded and issued shall be fully paid and non-assessable).

5.12 Notwithstanding the foregoing, certain awards granted under this Section 5 of the Plan may be granted in a manner which is deductible by the Corporation under Section 162(m) of the Code. Such awards (the "Performance-Based Awards") shall be based upon earnings per share, net income, Group Financial Goals (as defined in the C.R. Bard, Inc. 1994 Executive Bonus Plan), return on shareholders' investment, return on assets, attainment of strategic and operational initiatives, appreciation in the price of Common Stock, customer income, market share, sales, net profits, economic value-added models or comparisons with the Standard & Poor's Medical Product Index and 500-Stock Index. With respect to Performance-Based Awards, (i) the Committee shall establish in writing the objective performance goals applicable to a given period of service no later than 90 days after the commencement of such period of service (but in no event after 25 percent of such period of service has elapsed) and (ii) no awards shall be granted to any participant for a given period of service until the Committee certifies in writing that the objective performance goals (and any other material terms) applicable to such period have been satisfied. The number of shares of Common Stock awarded as Performance-Based Awards during any calendar year shall not exceed 25,000.

5.13 The maximum number of shares of Common Stock that may be granted as Restricted Stock, Stock Awards, Unrestricted Stock, Restricted Stock Units and other stock-based awards in any calendar year shall not exceed 40 percent of the total number of shares of Common Stock granted or subject to awards granted under the Plan during such calendar year.

SECTION 6 - ADMINISTRATION

6.1 The Plan shall be administered by the Committee, which shall consist of Disinterested Persons (and in the case of awards granted to individuals subject to Section 162(m) of the Code, the Committee shall also consist of Directors who are "outside directors" within the meaning of Section 162(m) of the Code and the regulations promulgated thereunder), and such Directors shall serve at the pleasure of the Board.

6.2 Subject to the provisions of the Plan, the Committee shall have exclusive power to select the key employees who shall be Participants and to determine the amount of, or method of determining, the awards to be made to Participants.

6.3 The Committee's interpretation of the Plan and of any award granted under the Plan shall be final and binding on all Participants.

6.4 The Committee shall have the authority to establish, adopt or revise such rules and regulations relating to the Plan and to make such determinations as it deems necessary or advisable for the administration of the Plan.

SECTION 7 - AMENDMENT OR TERMINATION

7.1 The Board may amend any provision of the Plan and any agreement under the Plan at any time, provided that no amendment may be made that would (a) increase the maximum number of shares of Common Stock which may be acquired under the Plan, (b) extend the term during which Options may be granted under the Plan or (c) reduce the exercise price per share to less than the Fair Market Value of the Common Stock on the date an Option was granted unless the amendment has been approved by the stockholders of the Corporation. The Board shall also have the right to terminate the Plan at any time. Except with a Participant's consent, no amendment, suspension or termination shall impair the rights of the Participant in any Options, Restricted Stock, Stock Appreciation Rights, Restricted Stock Units and other stock-based awards awarded to the Participant under the Plan; provided that the Committee may amend the Plan in such manner as it deems necessary to permit the granting of awards meeting the requirements of the Code or other applicable laws.

7.2 The Committee may refrain from designating Participants and from making any awards, but that shall not be deemed a termination of the Plan. No employee of the Corporation or any of its Subsidiaries shall have any claim or right to be granted awards under the Plan.

SECTION 8 - MISCELLANEOUS

8.1 The fact that a key employee of the Corporation or any of its Subsidiaries has been designated a Participant shall not confer on that employee any right to be retained in the employ of the Corporation or any of its Subsidiaries or to subsequent awards under the Plan.

8.2 No award under the Plan shall be taken into account in determining a Participant's compensation for purposes of any group life insurance or other employee benefit or pension plan of the Corporation, including the Company's Employees' Retirement Plan, Excess Benefit Plan and Supplemental Executive Retirement Plan.

8.3 The Plan shall not be deemed an exclusive method of providing incentive compensation for the officers and employees of the Corporation and its Subsidiaries, and it shall not preclude the Board from authorizing or approving other forms of incentive compensation.

8.4 All expenses and costs in connection with the operation of the Plan shall be borne by the Corporation.

8.5 Options, Restricted Stock, Restricted Stock Units and Stock Appreciation Rights awarded under the Plan shall not be transferable by a Participant other than by will or the laws of descent and distribution, and Options and Stock Appreciation Rights awarded under the Plan shall be exercisable during a Participant's lifetime only by the Participant.

8.6 A Participant may appoint a beneficiary, on a form supplied by the Committee, to exercise Options and Stock Appreciation Rights in the event of the Participant's death and may change that beneficiary at any time prior to the date of the Participant's death.

8.7 In the event of any change in the outstanding shares of Common Stock by reason of any stock dividend or split, recapitalization, merger, consolidation, combination or exchange of shares or other similar corporate change, the maximum aggregate number and class of shares in which awards may be granted under the Plan, the number of shares subject to outstanding Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units and other stock-based awards and the maximum number and class of shares in which Performance-Based Awards may be granted under the Plan in any calendar year shall be appropriately adjusted by the Committee, whose determination shall be conclusive. Any shares of stock or other securities distributed to a Participant with respect to Restricted Stock or Restricted Stock Units shall be subject to the restrictions and requirements imposed by Section 5, including depositing the certificates therefor with the Corporation together with a stock power and bearing a legend as provided in Section 5.6.

8.8 If the Corporation shall be consolidated or merged with another corporation, each Participant who has received Restricted Stock that is still subject to restrictions imposed by Section 5.2 may be required to deposit with the successor corporation the certificates for the stock or securities or the other property that the Participant is entitled to receive by reason of ownership of Restricted Stock in a manner consistent with Section 5.6, and such stock, securities or other property shall become subject to the restrictions and requirements imposed by Section 5, and the certificates therefor or other evidence thereof shall bear a legend similar in form and substance to the legend set forth in Section 5.6.

8.9 The Corporation shall have the right to deduct from any payment made under the Plan any federal, state or local income or other taxes required by law to be withheld with respect to such payment at the highest marginal individual income tax rate. It shall be a condition to the obligation of the Corporation to deliver shares or pay any cash pursuant to any award that the Participant pay to the Corporation such amount as may be requested by the Corporation for the purpose of satisfying any liability for such withholding taxes. Any award agreement may provide that the Participant may elect, in accordance with any condition set forth in such award agreement, to pay a portion or all of such withholding taxes by (a) delivery of shares of Common Stock or (b) having shares of Common Stock withheld by the Corporation from the shares otherwise to be received. The number of shares so delivered or withheld shall have an aggregate Fair Market Value sufficient to satisfy the applicable withholding taxes. The acceptance of any such election by a Participant shall be at the sole discretion of the Committee, and, in the case of a Participant subject to Section 16 of the Exchange Act, the Corporation may require that the method of making such payment be in compliance with Section 16 and the rules and regulations thereunder.

8.10 The Plan shall be construed in accordance with the laws of the State of New Jersey. Notwithstanding anything to the contrary in the Plan, nothing in the Plan shall be construed to prevent the transfer of funds to a grant or trust for the purpose of paying benefits under the Plan.

8.11 If in the opinion of counsel for the Corporation, any issuance or delivery of shares of Common Stock to a Participant will violate the requirements of any applicable federal or state laws, rules and regulations (including, without limitation, the provisions of the Securities Act of 1933, as amended, or the Exchange Act), such issuance or delivery may be postponed until the Corporation is satisfied that the distribution will not violate such laws, rules or regulations. Certificates delivered to Participants pursuant to Section 5 hereof or issued on exercise of Options or Stock Appreciation Rights may bear such legends as the Corporation may deem advisable to reflect restrictions which may be imposed by law, including, without limitation, the Securities Act of 1933.

Exhibit 12.1 Computation of Ratio of Earnings to Fixed Charges
		Year Ended December 31,
	For the Nine Month Period Ended 9/30/2002	2001	2000	1999	1998	1997

Earnings before taxes	$146,500	$204,900	$154,000	$173,300	$464,400	$104,900
Add(Deduct):
Fixed charges	13,100	19,100	24,500	24,200	31,400	38,200
Undistributed earnings of less than 50% owned companies carried at equity	(1,600)	(2,300)	(2,900)	(2,700)	(800)	(500)
Earnings available for fixed charges	$158,000	$221,700	$175,600	$194,800	$495,000	$142,600
Fixed charges:
Interest, including amounts capitalized	$9,500	$14,200	$19,300	$19,300	$26,400	$32,900
Proportion of rent expense deemed to represent interest factor	3,600	4,900	5,200	4,900	5,000	5,300
Fixed charges	$13,100	$19,100	$24,500	$24,200	$31,400	$38,200

Ratio of earnings to fixed charges	12.06	11.61	7.17	8.05	15.76	3.73

Exhibit 99.1

C. R. Bard, Inc.

Certification of Chief Executive Officer

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, William H. Longfield, Chairman and Chief Executive Officer of C. R. Bard, Inc., certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Form 10-Q of C. R. Bard, Inc. for the fiscal quarter ended September 30, 2002, being filed with the Securities and Exchange Commission on the date hereof, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in such Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of C. R. Bard, Inc.

/s/ William H. Longfield

Name: William H. Longfield

Date: November 14, 2002

Exhibit 99.2

C. R. Bard, Inc.

Certification of Chief Financial Officer

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Charles P. Slacik, Senior Vice President and Chief Financial Officer of C. R. Bard, Inc., certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Form 10-Q of C. R. Bard, Inc. for the fiscal quarter ended September 30, 2002, being filed with the Securities and Exchange Commission on the date hereof, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in such Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of C. R. Bard, Inc.

/s/ Charles P. Slacik

Name: Charles P. Slacik

Date: November 14, 2002