Form 10-K
period 2002-12-31
BARD C R INC /NJ/
filed 2003-02-24
CIK 9892

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes X No

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $2,921,418,960 based on the closing price of stock traded on the New York Stock Exchange on June 30, 2002. As of January 31, 2003, there were 51,619,621 shares of Common Stock, $.25 par value per share, outstanding.

The company's definitive Proxy Statement in connection with its 2003 annual meeting of shareholders is March 8incorporated by reference with respect to certain information contained therein in Part III of this Form 10-K

C. R. BARD, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I
Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
PART II
Item 5.	Market for Registrant's Common Stock and Related Stockholder Matters
Item 6.	Selected Financial Data
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation
Item 7a.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes In and Disagreements With Accountants and Accounting and Financial Disclosure
PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Controls and Procedures
PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
Exhibit 10ag	Supplemental Retirement Benefits for William H. Longfield
Exhibit 10al	C. R. Bard, Inc. First Amendment To Amended And Restated Supplemental Executive Retirement Agreement With William H. Longfield
Exhibit 10az	C. R. Bard, Inc. Management Stock Purchase Plan, Amended and Restated
Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges
Exhibit 21	Parents and Subsidiaries of Registrant
Exhibit 23.1	Independent Auditors' Consent
Exhibit 23.2	Information Regarding Consent of Arthur Andersen LLP
Exhibit 99.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I

Item 1. Business

General

C. R. Bard, Inc. (the "company" or "Bard") is engaged in the design, manufacture, packaging, distribution and sale of medical, surgical, diagnostic and patient care devices. Charles Russell Bard started the company in 1907. One of its first medical products was the silk urethral catheter imported from France. In 1923, the company was incorporated as C. R. Bard, Inc. and distributed an assortment of urological and surgical products. Bard became a publicly traded company in 1963 and five years later was traded on the New York Stock Exchange. Today, the company markets its products worldwide to hospitals, individual health care professionals, extended care facilities and alternate site facilities. In general, the company's products are intended to be used once and then discarded. Bard holds strong market positions in vascular, urological, oncological and surgical diagnostic and interventional products.

Bard has an acquisition strategy that targets small research or developing companies as well as larger established companies with market leadership positions. In addition to acquiring companies, Bard has expanded its business in the medical field by acquiring product lines, entering into licensing agreements and joint ventures, and making equity investments in companies with emerging technologies. As a matter of policy, Bard is focused only on companies or products in the health care market. Over its 95-year history, some of the company's major acquisitions have included:

Year	Company	Products at Time of Purchase
1966	United States Catheter & Instrument Co	Urological and cardiovascular specialty products
1980	Davol, Inc.	Foley catheters
1989	Catheter Technology Corporation	Groshong catheters
1996	IMPRA, Inc.	Vascular grafts

The company spent approximately $25.3 million in 2002, $44.7 million in 2001 and $68.6 million in 2000 for the acquisition of businesses, patents, trademarks, purchase rights and other related items to augment its existing product lines. The company has also sold, liquidated or divested product lines over the years, including its cardiology businesses in 1998 and 1999. On May 29, 2001, Bard entered into an agreement that provided for the merger of Bard with a subsidiary of Tyco International Ltd ("Tyco Merger Agreement"). On February 6, 2002, Bard and Tyco

On February 6, 2002, C. R. Bard, Inc. and Tyco International Ltd.agreed to terminate this agreement. Each company agreed to bear its own costs and expenses. Neither company paid a break-up fee. In the first quarter of 2002, the company recorded a pre-tax charge of $6.2 million associated with the termination of the Tyco Merger Agreement.

The company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other information with the Securities and Exchange Commission (the "SEC"). The public can obtain copies of these materials by visiting the SEC's Public Reference Room at 450 Fifth Street, NW, Washington DC 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC's website at http://www.sec.gov. In addition, as soon as reasonably practicable after such materials are filed with or furnished to the SEC, the company makes copies available to the public free of charge on or through its website at http://www.crbard.com.

Item 1. Business (continued)

Product Group Information

The company reports its sales around the concept of disease state management in four major product group categories: vascular, urological, oncological and surgical. The company also has a product group of otherongoing products. The divested products category contains divested and discontinued product lines. The following table sets forth for the three years ended December 31, 2002, the approximate percent contribution by product line to Bard's consolidated net sales on a worldwide basis.

	For the Years Ended December 31,
	2002	2001	2000
Vascular	20%	21%	22%
Urology	33%	33%	33%
Oncology	24%	23%	23%
Surgery	18%	18%	17%
Other	5%	5%	5%
Total net sales	100%	100%	100%

Vascular Diagnosis and Intervention

Bard develops, manufactures and markets a wide range of products for the peripheral vascular market. Bard's line of minimally invasive vascular products includes peripheral angioplasty stents, catheters, guidewires, introducers and accessories, vena cava filters and biopsy devices; electrophysiology products including cardiac mapping and electrophysiology laboratory systems, and diagnostic and temporary pacing electrode catheters; fabrics and meshes and implantable blood vessel replacements. Bard's memotherm nitinol stent technology from the company's Angiomed subsidiary establishes the company as a major player in this peripheral growth market. With the acquisition of IMPRA, Inc. in 1996, Bard has the broadest line available of vascular grafts.

Urological Diagnosis and Intervention

The Foley catheter, which Bard introduced in 1934, remains one of the most important products in the urological field. Foley catheters continue to be marketed in individual sterile packages, but, more importantly, they are included in sterile procedural kits and trays, a concept pioneered by Bard. The company is the market leader in Foley catheters, which currently are Bard's largest selling urological product. Other urological products include urine monitoring and collection systems; ureteral stents; and specialty devices for incontinence, ureteroscopic procedures and stone removal. Important new urological products are the Infection Control Foley catheter (Bardex I.C.), which substantially reduces the rate of urinary tract infections; the innovative collagen implant and sling materials used to treat urinary incontinence; and Brachytheraphy services, devices and radioactive seeds used to treat prostate cancer. These are all examples of Bard's commitment to new technology that will reduce health care costs and improve patient outcomes.

Item 1. Business (continued)

Oncological Diagnosis and Intervention

Bard's oncology products cover a wide range of devices used in the treatment and management of various cancers. These include specialty access catheters and ports; gastroenterological products (endoscopic accessories, percutaneous feeding devices and stents); and biopsy devices. The company's chemotherapy products serve a well-established market where Bard holds a major share position. Kidney dialysis products tap a similar technology and offer higher growth potential. Bard's Opti-Flo dialysis catheter can cut the length of a kidney dialysis session by as much as 20%, a major benefit for both the patient and the clinician. New product introductions include Bard's endoscopic suturing system (EndoCinch™) to treat gastroesophageal reflux disease, a potential precursor to cancer that affects nearly a million people in the United States alone. The company has introduced stents for colorectal and esophageal cancer patients, which help maintain body functions and improve their quality of life. Through the company's Dymax subsidiary, the company has added to its product line an ultrasound device specifically designed to locate and identify blood vessels for accurate vascular access.

Surgical Specialties

Bard's surgical specialties products include meshes for vessel and hernia repair , irrigation devices for orthopaedic, laparoscopic and gynecological procedures, and products for topical hemostasis. The innovation of Bard's PerFix™ plug and Composix™ sheet has significantly improved the way hernias are repaired and has reduced the time needed for repair from hours to minutes. Hernia operations can now be done in an outpatient setting in approximately 20 minutes. The patient generally can return to normal activity with little or no recovery time. The company's performance irrigation product line includes the HydroFlex Multi-Application Irrigation Pump System™ which helps operating rooms perform more efficiently by providing effective irrigation for arthroscopy, laparoscopy and hysteroscopy procedures. Also included in the company's surgical product group are the successful topical hemostatic products, Avitene™ and Avifoam.™

International

Bard markets its products through 22 subsidiaries and a joint venture in 92 countries outside the United States. The products sold in the company's international markets include many of the products described above under Product Group Information. However the principal markets, products and methods of distribution in the company's international businesses vary with market size and stage of development. Principal markets are Japan, Canada, the United Kingdom and continental Europe. The company believes that its geographically based sales organization gives the company greater flexibility in international markets. Approximately 49% of international sales are of products manufactured by Bard in the United States, Puerto Rico or Mexico. For financial reporting purposes, revenues and identifiable assets in significant geographic areas are presented in Note 12 Segment Information of the notes to consolidated financial statements.

Item 1. Business (continued)

Bard's foreign operations are subject to certain financial and other risks, and international operations in general present complex tax and money management issues requiring sophisticated analysis to meet the company's financial objectives. Relationships with customers and effective terms of sale frequently vary by country, often with longer-term receivables than are typical in the United States. Inventory management is an important business concern due to the potential for rapidly changing business conditions and currency exposure. Currency exchange rate fluctuations can affect income from, and profitability of, international operations. The company attempts to hedge these exposures to reduce the effects of foreign currency fluctuations on net earnings. See "Quantitative and Qualitative Disclosure About Market Risk" and Note 6 Derivative Instruments of the notes to consolidated financial statements.

Competition

The company competes in the therapeutic and diagnostic medical markets both in the United States and around the world. These markets are characterized by rapid change resulting from technological advances and scientific discoveries. The company depends more on its consistently reliable product quality, dependable service and its ability to develop products to meet market needs than on patent protection, although many of its products are patented or are the subject of patent applications. The company faces a mix of competitors ranging from large manufacturers with multiple business lines to smaller manufacturers that offer a limited selection of products.

Major shifts in markets have occurred in connection with product problems, physician advisories and safety alerts, reflecting the importance of product quality in the medical device industry. In the current environment of managed care, economically motivated buyers, consolidation among health care providers, increased competition and declining reimbursement rates have increased the importance of price. In order for the company to compete effectively it must create or acquire advanced technology and incorporate this technology into proprietary products addressing areas of significant demand in the marketplace, obtain regulatory approvals and manufacture and successfully market these products.

In keeping with the increased emphasis on cost-effectiveness in health care delivery, the current trend among hospitals and other customers of medical device manufacturers is to consolidate into larger purchasing groups to enhance purchasing power. The medical device industry has also experienced some consolidation, partly in order to offer a broader range of products to large purchasers. As a result, transactions with customers are larger, more complex and tend to involve more long-term contracts than in the past. This enhanced purchasing power has placed pressure on product pricing. The company believes it is well positioned to respond to changes resulting from this worldwide trend toward cost containment.

Item 1. Business (continued)

Marketing

The company's products are distributed domestically directly to hospitals and other healthcare institutions as well as through numerous hospital/surgical supply and other medical specialty distributors with whom the company has distributor agreements. In international markets, products are distributed either directly or through distributors with the practice varying by country. Full-time representatives of the company in domestic and international markets carry on sales promotion. Sales to distributors, which supply the company's products to many end users, accounted for approximately 38%, 37% and 38% of the company's net sales in 2002, 2001 and 2000, respectively and the five largest distributors combined accounted for approximately 70%, 68% and 63% of such sales for the corresponding years. The company is not dependent on any single customer, and no single customer accounted for more than 10% of the company's consolidated net sales in 2002, 2001 or 2000.

In order to service its customers, both within and outside the United States, the company maintains inventories at distribution facilities in most of its principal marketing areas. Orders are normally shipped within a matter of days after receipt. Backlog is normally not significant for the company.

Most of the products sold by the company, whether manufactured by the company or by others, are sold under the BARD® trade name or trademark or other trademarks owned by the company. Products manufactured for the company by outside suppliers are produced according to the company's specifications.

Regulation

The development, manufacture, sale and distribution of the company's products are subject to comprehensive government regulation both within and outside the United States. Government regulation, including detailed inspection of and controls over, research and laboratory procedures, clinical investigations, manufacturing, marketing, sampling, distribution, record keeping and storage and disposal practices, substantially increases the time, difficulty and costs incurred in obtaining and maintaining the approval to market newly developed and existing products. Government regulatory actions can result in the seizure or recall of products, suspension or revocation of the authority necessary for their production and sale, and other civil or criminal sanctions.

In the early 1990s, the review time by the United States Food and Drug Administration ("FDA ") to clear medical devices for commercial release lengthened and the number of clearances of 510(k) submissions and approval of pre-market applications decreased. In response to public and congressional concern, the FDA Modernization Act of 1997 was adopted with the intent of bringing better definition to the review process. While FDA review times have improved since passage of the 1997 Act, there can be no assurance that the FD A review process will not involve delays or that clearances will be granted on a timely basis.

Item 1. Business (continued)

Medical device laws are also in effect in many of the countries in which the company does business outside the United States. These range from comprehensive device approval requirements for some or all of the company's medical device products to requests for product data or certifications. Inspection of and controls over manufacturing as well as monitoring of device-related adverse events are also components of most of these regulatory systems. The number and scope of these requirements are increasing.

Health Care Cost Containment and Third-Party Reimbursement

Reimbursement is an increasingly important consideration in the development, introduction and marketing of medical devices and new technologies. Difficulty in obtaining adequate reimbursement can be a significant barrier to the adoption and subsequent market success of a new device. The consequences can include reduced patient access to new technology and a disincentive for manufacturers to produce innovative products.

As the largest single healthcare insurer in the United States, Medicare has a profound influence on the healthcare market. The Center for Medicare and Medicaid Services (CMS) formulates national and local coverage policy and sets reimbursement rates for facilities and physician providers. With regard to private healthcare insurers, the predominant payors are managed care organizations, covering approximately 200 million individuals in the United States, and including Blue Cross Blue Shield, Kaiser, Aetna, Cigna and United Health. Private payors often, but not always, follow the lead of the Medicare program when setting coverage and payment guidelines.

Regardless of the payor, three basic steps must occur for a product or procedure to be considered reimbursable:

  First, payors must agree to adopt a coverage or payment policy;
  Second, a billing code must already exist or be established that adequately describes the product or procedure; and
  Finally, payment must be assigned to the code.

In general, the complexity and the integration of the three processes are the most significant challenge to manufacturers seeking reimbursable status for a product. Coverage criteria vary from payor to payor. Obtaining a new procedure code, often a requirement for new products to be properly reimbursed, can be a lengthy process (12-18 months or more) with an uncertain outcome. Payment systems are moving away from the fee-for-service, charge-based systems and towards prospective, bundled payments covering a variety of products and services rolled together, with the objective of incentivizing the efficient use of resources. The 1997 Balanced Budget Act mandated the Outpatient Prospective Payment System (OPPS), which sets payment rates for facilities and physicians every year, requiring careful monitoring and interpretation by manufacturers. Many Bard products are not affected by considerations of establishing reimbursement, because their use falls within care modalities covered by predetermined Diagnosis Related Groups (DRG's) in the case of inpatient services, or Ambulatory Payment Classifications (APC's) in the case of ambulatory care services. Under that system, an aggregate prospective reimbursement amount is set for each DRG or APC, which covers a bundled group of

Item 1. Business (continued)

services and products provided to the patient whose care or condition comes within the particular DRG or APC. However, when consideration is being given to an acquisition or new product concept, coverage, coding and payment must also be taken into account. Further, where devices are within established DRG or APC coverage, there may nevertheless be issues of sufficiency of the reimbursement level for the DRG or APC.

Initiatives to limit the growth of health care costs, including price regulation, are also underway in several other countries in which the company does business. Implementation of health care reforms now under consideration in Japan, Germany, France and other countries may limit the price or reimbursement level of the company's products. The ability of customers to obtain appropriate reimbursement for their products and services from government and third-party payors is critical to the success of medical technology companies around the world. Several foreign governments have attempted to dramatically reshape reimbursement policies affecting medical technology and devices. Further restrictions on reimbursement of the company's customers likely will have an impact on the products purchased by customers and the prices they are willing to pay.

Raw Materials

The company uses a wide variety of readily available plastics, textiles, alloys and latex materials for conversion into its devices. These materials are primarily purchased from external suppliers. Certain of the raw materials are available only from single-source suppliers. Materials are purchased from selected suppliers for reasons of quality assurance, sole-source availability, cost effectiveness or constraints resulting from regulatory requirements. Bard works closely with its suppliers to assure continuity of supply while maintaining high quality and reliability. Either party upon short notice can terminate agreements with certain suppliers. The establishment of additional or replacement suppliers for certain materials cannot always be accomplished quickly due to the FDA approval system, the complex nature of the manufacturing processes employed by many suppliers, or proprietary manufacturing techniques. In addition, in an effort to reduce potential product liability exposure, certain suppliers have terminated or are planning to terminate sales of certain materials to companies that manufacture implantable medical devices. The Biomaterials Access Assurance Act was adopted in 1998 to help ensure availability of raw materials to the manufacturers of medical devices. Management cannot estimate the impact of this law on supplier arrangements at this time. The company's inability to replace a supplier, or a delay in doing so, could result in the company being unable to manufacture and sell certain of its products, including certain of the company's higher margin products.

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

Item 1. Business (continued)

Employees

The company employs approximately 7,700 persons.

Seasonality

The company's business is not affected to any material extent by seasonal factors.

Research and Development

The company is engaged in both internal and external research and development to introduce new products, to enhance the effectiveness, ease of use, safety and reliability of its existing products and to expand the applications for which the uses of its products are appropriate. The company is dedicated to developing novel technologies that will furnish health care providers with a more complete line of products to treat medical conditions through minimally invasive procedures and in a cost-effective manner. The company's research and development expenditures amounted to approximately $61.7 million in 2002, $53.4 million in 2001 and $53.2 million in 2000.

The company evaluates developing technologies in areas where it may have technological or marketing expertise for possible investment or acquisition. The company has invested in several start-up ventures. In return for funding and technology, the company has received equity interests, marketing and other rights. Included in fiscal 2002 research and development expenditures were $3.5 million associated with the company's recently disclosed agreement to acquire the assets of Genyx Medical and a milestone payment related to the company's implantable pump project.

Intellectual Property

Patents and other proprietary rights are important to Bard's business. The company also relies upon trade secrets, manufacturing know-how, continuing technological innovations and licensing opportunities to maintain and improve its competitive position. The company reviews third-party patents and patent applications, as available, in an effort to develop an effective patent strategy, avoid infringement of third-party patents, identify licensing opportunities and monitor the patent claims of others.

The company owns numerous patents and has numerous patent applications pending in the United States and in certain foreign countries that relate to aspects of the technology used in many of the company's products. The company's policy is to file patent applications in the United States and foreign countries where rights are available and the company believes it is commercially advantageous to do so. However, the standards for international protection of intellectual property vary widely. The company cannot assure that pending patent applications will result in issued patents, that patents issued to or licensed by the company will not be challenged or circumvented by competitors or that its patents will not be found to be invalid. The company does not consider its business to be materially dependent upon any individual patent.

Item 1. Business (continued)

The company operates in an industry susceptible to significant patent legal claims. At any given time, the company generally is involved as both a plaintiff and defendant in a number of patent infringement actions. Patent litigation can result in significant royalty or other payments or result in injunctions that can prevent the sale of products.

Item 2. Properties

The executive offices of the company are located in Murray Hill, New Jersey, in facilities that the company owns. Domestic manufacturing and development units are located in Arizona, Georgia, Kansas, Massachusetts, New Jersey, New York, Ohio, Pennsylvania, Puerto Rico, Rhode Island, South Carolina and Utah. Sales offices and distribution points are in these locations as well as others. Outside the United States, the company has plants or offices in Austria, Australia, Belgium, Canada, China, Denmark, Finland, France, Germany, Greece, India, Italy, Korea, Malaysia, Mexico, the Netherlands, Norway, Portugal, Singapore, Spain, Sweden, Switzerland and the United Kingdom.

The company owns approximately 1.9 million square feet of space in 18 locations and leases approximately 1.0 million square feet of space in 45 locations. All these facilities are well maintained and suitable for the operations conducted in them.

Item 3. Legal Proceedings

The company is subject to various legal proceedings and claims, including claims of alleged personal injuries as a result of exposure to natural rubber latex gloves distributed by the company and other product liability matters, environmental matters and disputes on agreements which arise in the ordinary course of business. In addition, the company operates in an industry susceptible to significant patent legal claims. At any given time, the company generally is involved as both a plaintiff and defendant in a number of patent infringement actions. Patent litigation can result in significant royalty or other payments or result in injunctions that can prevent the sale of products.

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

The company is subject to numerous federal, state, local and foreign environmental protection laws governing, among other things, the generation, storage, use and transportation of hazardous materials and emissions or discharges into the ground, air or water. The company is or may become a party to proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, the Resource Conservation and Recovery Act and similar state laws. These proceedings seek to require the owners or operators of contaminated sites, transporters of hazardous materials to the sites and generators of hazardous materials disposed of at the sites to clean up

Item 3. Legal Proceedings (continued)

the sites or to reimburse the government for cleanup costs. In most cases, there are other potentially responsible parties that may be liable for any remediation costs. In these cases, the government alleges that the defendants are jointly and severally liable for the cleanup costs; however, these proceedings are frequently resolved so that the allocation of cleanup costs among the parties more nearly reflects the relative contributions of the parties to the site situation. The company's potential liability varies greatly from site to site. For some sites the potential liability is de minimis and for others the costs of cleanup have not yet been determined.

The company believes that the outcomes of these proceedings and claims will likely be disposed of over an extended period of time. In some cases, the claimants seek damages, as well as other relief, which, if granted, could require significant expenditures. However, while it is not feasible to predict the outcome of many of these proceedings, based upon the company's experience, current information and applicable law, the company does not expect these proceedings to have a materially adverse effect on consolidated financial position or liquidity, but could possibly be material to the consolidated results of operations of any one period.

Item 4. Results of Votes of Security Holders

Not applicable.

Executive Officers of the Registrant

Set forth below is the name, age, position, five-year business history and other information with respect to each executive officer of the company as of February 21, 2003. No family relationships exist among the officers of the company. The Board of Directors elects all officers of the company annually.

Name	Age	Position
William H. Longfield	64	Chairman and Chief Executive Officer and Director
Timothy M. Ring	45	Group President
John H. Weiland	47	Group President
Charles P. Slacik	48	Senior Vice President and Chief Financial Officer
Susan Alpert Ph.D., M.D.	57	Vice President, Regulatory Sciences
Nadia J. Bernstein	57	Vice President, General Counsel and Secretary
Charles P. Grom	55	Vice President and Controller
Bronwen K. Kelly	50	Vice President, Human Resources
Robert L. Mellen	46	Vice President, Strategic Planning and Business Development
Todd C. Schermerhorn	42	Vice President and Treasurer

On February 13, 2003, the company announced that Mr. Ring has been elected Chairman and Chief Executive Officer and Mr. Weiland has been elected President and Chief Operating Officer, in each case effective August 8, 2003. Mr. Longfield has announced that he will retire as Chairman and Chief Executive Officer effective August 7, 2003. He will continue to serve his term as a Director.

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

Timothy M. Ring joined Bard in 1992 as Vice President, Human Resources after 10 years with Abbott Laboratories, Inc. In 1993, Mr. Ring was promoted to Group Vice President, International Operations. Mr. Ring has been Group President since 1997 with most recent oversight for Bard's Corporate Healthcare, Peripheral Vascular, Access Systems and Electrophysiology Divisions as well as for all Bard's businesses in Europe, the Middle East and Africa.

John H. Weiland joined Bard in 1996 from Dentsply International as Group Vice President. He was promoted to Group President in 1997 with most recent oversight for Bard's Davol, Urological, Medical and Endoscopic Technology Divisions as well as responsibility for all Bard's businesses in Japan, Latin and Central America, Canada and Asia Pacific. Mr. Weiland previously served as President and Chief Executive Officer of Pharmacia Diagnostics, Inc. and was with American Hospital Supply and Baxter Healthcare. He served one year as a White House Fellow in the role of Special Assistant in the Office of Management and Budget.

Executive Officers of the Registrant (continued)

Charles P. Slacik joined Bard in 1999 as Senior Vice President and Chief Financial Officer. Prior to joining the company, he was with American Home Products Corporation since 1982 in various financial and operating positions. Mr. Slacik's most recent position at American Home Products was as Chief Operating Officer for Solgar Vitamin and Herb Company. In addition, he served as Senior Vice President of Finance for American Home Products' Whitehall-Robins Healthcare Division and Sherwood-Davis & Geck Corp., Corporate Controller for American Home Products and Executive Vice President of Whitehall-Robins Healthcare Division.

Susan Alpert, Ph.D., M.D. joined Bard in 2000 in her current position. Prior to joining the company, she was with the Food and Drug Administration in the Center for Devices and Radiological Health as Director of the Office of Device Evaluation from 1993-1999 and most recently in the Center for Food Safety and Applied Nutrition as the Director of Food Safety.

Nadia J. BernsteinC. Adler joined Bard in 1999 as Vice President, General Counsel and Secretary . Prior to joining Bard, she was Senior Vice President, General Counsel and Assistant Secretary of Montefiore Medical Center in New York City since 1987. Before Montefiore, Ms. BernsteinAdler was a partner in the law firm of Rosenman & Colin where she served as a member of the litigation department and later their corporate department.

Charles P. Grom joined Bard in 1977 as Corporate Accounting Manager and was promoted to Corporate Cost and Budget Manager in 1980. Mr. Grom served as Vice President and Division Controller for various Bard divisions between 1981 and 1988 when he was promoted to Assistant Corporate Controller. He was elected Corporate Controller in 1994 and to his present position in 1995.

Bronwen K. Kelly joined Bard in 2002 in her current role. Prior to joining Bard, she was with American Home Products as Vice President, Human Resources for the Global Agricultural Products Group. Previously, Ms. Kelly held positions with American Cyanimid Company, including Director, Human Resources for the Cyanimid International, Agricultural Products Division and Director, Human Resources for Shulton USA.

Robert L. Mellen joined Bard in 1993 as Director of Marketing, Bard Gynecology. Mr. Mellen was promoted to Vice President, Marketing for Bard Access Systems in 1994, Vice President and General Manager for Bard Radiology in 1997 and President, Bard Peripheral Vascular Technologies in 2000. He was appointed to his present position in 2002. Prior to joining the company, he was with BOC Health Care.

Todd C. Schermerhorn joined Bard in 1985 as cost analyst and has held various financial positions including Controller of the Vascular Systems Division and Vice President and Controller of the USCI1 Division. In 1996, Most recently Mr. Schermerhorn was promoted to Vice President and Group Controller for Bard's Global Cardiology Unit. He was promoted to his present position in 1998.

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

Market and Market Prices of Common Stock

The company's common stock is traded on the New York Stock Exchange under the symbol: BCR. The following table illustrates the high and low sales prices as traded on the New York Stock Exchange for each quarter during the last two years.
2002	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
High	$63.94	$59.44	$57.65	$59.87	$63.94
Low	$44.10	$52.76	$45.75	$50.07	$44.10
Close	$59.05	$56.58	$54.63	$58.00	$58.00

2001	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
High	$47.63	$57.25	$60.25	$64.95	$64.95
Low	$40.86	$41.60	$43.25	$49.82	$40.86
Close	$45.40	$56.95	$51.41	$64.50	$64.50

Title of Class	Number of Record Holders of the company's common stock as of January 31, 2003
Common Stock - $.25 par value	5,427

Dividends

The company paid cash dividends of approximately $45.0 million, or $.86 per share, in 2002 and approximately $43.1 million, or $.84 per share, in 2001. The following table illustrates the dividends paid per share in each of the indicated quarters.

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
2002	$.21	$.21	$.22	$.22	$.86
2001	$.21	$.21	$.21	$.21	$.84

The first quarter 2003 dividend of $.22 per share was paid on January 31, 2003 to shareholders of record on January 20, 2003.

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters (continued)

Equity Compensation Plan Information

The table below sets forth information with respect to shares of Common Stock that may be issued under the company's equity compensation plans as of December 31, 2002.
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,358,705(1)	$42.23	2,788,764(3)
Equity compensation plans not approved by security holders(2)	64,720	$40.02	391,336
Total	4,423,425	$42.19	3,180,100

(1) Includes the 1988 Directors Stock Award Plan, as amended and restated, the 1990 Long Term Incentive Plan, the 1993 Long Term Incentive Plan, as amended and restated, and the Medchem Plan assumed pursuant to the company's acquisition of Medchem Products, Inc. Included in column (a) are 1,147 options under the Medchem Plan at a weighted-average exercise price of $17.24.

(2) Includes the Management Stock Purchase Plan, which is described in Note 9 Shareholders' Investment of the notes to the consolidated financial statements.

  Includes 46,306 shares under the 1988 Directors Stock Award Plan, 2,423,174 shares under the 1993 Long Term Incentive Plan and 319,284 shares under the 1998 Employee Stock Purchase Plan.

Item 6. Selected Financial Data (continued) - For the Years Ended December 31,

(dollars in thousands except share and per share amounts)
	2002	2001	2000	1999	1998	1997
INCOME STATEMENT DATA
Net sales	$1,273,800	$1,181,300	$1,098,800	$1,036,500	$1,164,700	$1,213,500
Net income	$155,000	$143,200	$106,900	$118,100	$252,300	$72,300
BALANCE SHEET DATA
Total assets	$1,416,700	$1,279,900	$1,089,200	$1,126,400	$1,079,800	$1,279,300
Working capital	$441,100	$391,000	$302,100	$176,600	$185,700	$252,900
Long-term debt	$152,200	$156,400	$204,300	$158,400	$160,000	$340,700
Total debt	$153,100	$157,200	$205,100	$288,700	$162,000	$443,700
Shareholders' investment	$880,400	$788,700	$613,900	$574,300	$567,600	$573,100
COMMON STOCK DATA
Basic earnings per share	$2.98	$2.80	$2.11	$2.31	$4.54	$1.27
Diluted earnings per share	$2.94	$2.75	$2.09	$2.28	$4.51	$1.26
Cash dividends per share	$.86	$.84	$.82	$.78	$.74	$.70
Shareholders' investment per share	$17.06	$15.06	$12.06	$11.31	$11.02	$10.09
Average common shares outstanding (000's)	52,000	51,200	50,700	51,183	55,566	56,971
Shareholders of record	5,454	5,983	7,195	7,344	6,650	7,088

Item 6. Selected Financial Data (continued) - For the Years Ended December 31,

(dollars in thousands except share and per share amounts)
SUPPLEMENTARY DATA	2002	2001	2000	1999	1998	1997
Return on average shareholders' investment	18.6%	20.4%	18.0%	20.7%	44.2%	12.3%
Net income/net sales	12.2%	12.1%	9.7%	11.4%	21.7%	6.0%
Days - accounts receivable	49.8	52.5	62.9	70.8	72.8	69.6
Days - inventory	90.9	119.0	139.5	158.9	151.9	151.9
Total debt/total capitalization	14.8%	16.6%	25.0%	33.5%	22.2%	43.6%
Interest expense	$12,600	$14,200	$19,300	$19,300	$26,400	$32,900
Research and development expense	$61,700	$53,400	$53,200	$53,800	$72,700	$85,800
Number of employees	7,700	7,700	8,100	7,700	7,700	9,550
Net sales per employee	$165.5	$153.4	$135.7	$134.6	$151.3	$127.1
Net income per employee	$20.1	$18.6	$13.2	$15.3	$32.8	$7.6

Item 7. Management's Discussion and Analysis of Results of Operations and of Financial Conditions

Our Business

For 95 years, C. R. Bard, Inc. has committed its resources to creating innovative solutions to meet the needs of both health care providers and their patients. The company is a global leader in the development, manufacture and supply of products and services to the health care industry. Bard views its product portfolios on a net sales basis by disease state management categories. Disease state management is an approach that expands the focus from products and technologies to the underlying clinical condition. The company believes that disease state management positions the company as an indispensable partner to health care deliverers. Bard is committed to maintaining and developing leadership franchises within these disease states. The company evaluates profitability and associated investments on an enterprise-wide basis due to shared geographic infrastructures.

Net Sales

Bard reported 2002 consolidated net sales of $1,273.8 million, an increase of 8% over the 2001 consolidated net sales of $1,181.3 million. Bard's 2001 consolidated net sales increased 8% over the $1,098.8 million consolidated net sales for fiscal 2000.

The geographic breakdown by the location of the external customer for each of the last three years is presented below:

	2002	2001	2000
United States	73%	73%	72%
Europe	17%	17%	17%
Japan	5%	5%	5%
Rest of world	5%	5%	6%
Total net sales	100%	100%	100%

Consolidated net sales were affected by price changes that had the effect of increasing consolidated net sales by 0.7% for the year ended December 31, 2002 and had the effect of reducing consolidated net sales by 0.5% for the year ended December 31, 2001. Consolidated net sales were also affected by the impact of exchange rate fluctuations. Exchange rate fluctuations had the effect of increasing consolidated net sales by 0.7% in 2002 and decreasing consolidated net sales by 1.1% in 2001. The primary exchange rate movement that impacts net sales is the movement of the Euro compared to the United States dollar. The impact of exchange rate movements on net sales is not indicative of the impact on net earnings due to the offsetting impact of exchange rate movements on operating costs and expenses, costs incurred in other currencies and the company's hedging activities.

Item 7. Management's Discussion and Analysis of Results of Operations and of Financial Conditions (continued)

Bard's 2002 net sales in the United States of $928.9 million increased 8% over the 2001 net sales in the United States of $862.5 million. Bard's 2002 international net sales of $345.1 million increased 8% over the 2001 international net sales of $318.8 million. Adjusting for exchange rate fluctuations, international net sales increased 6% on a constant currency basis for the fiscal year ended 2002. Bard's 2001 net sales in the United States increased 9% over the $788.3 million net sales in the United States for fiscal 2000. Bard's 2001 international net sales increased 3% over the $310.5 million international net sales for fiscal 2000. Adjusting for exchange rate fluctuations, international net sales increased 5% on a constant currency basis for the fiscal year ended 2001.

Presented below is a discussion of consolidated net sales by disease state for the fiscal years ended 2002, 2001 and 2000.
	Product Group Summary of Net Sales
(dollars in thousands)	For the Years Ended December 31,
	2002	2001	2000	FY 02/01	FY 01/00
Vascular	$259,700	$250,900	$241,200	4%	4%
Urology	419,700	390,100	361,200	8%	8%
Oncology	299,000	274,600	253,000	9%	9%
Surgery	229,500	205,200	182,600	12%	12%
Other	65,900	60,500	60,800	9%	0%
Total net sales	$1,273,800	$1,181,300	$1,098,800	8%	8%

Vascular Products - Bard markets a wide range of products for the peripheral vascular market including interventional radiology products, electrophysiology products and graft products. In total, consolidated net sales of vascular products increased 4% for the fiscal year ended December 31, 2002, as compared to the prior year. United States net sales of vascular products experienced 5% growth for the year ended 2002 while international net sales increased 2%. For the fiscal year ended December 31, 2001, consolidated net sales of vascular products increased 4% as compared to the prior year. United States net sales of vascular products experienced 9% growth in fiscal 2001 while international net sales of vascular products decreased 1% in fiscal 2001 compared to the prior year.

Interventional radiology products comprised 44% of the vascular products group in fiscal 2002, and net sales of these products increased 12% for the fiscal year ended December 31, 2002 compared to the prior year. The company's self-expanding stent line grew approximately 34% for the year, largely as a result of the introduction of a new 6 French Luminexx™ stent. In addition, the Conquest™ balloon has powered the company's peripheral angioplasty line, which grew approximately 17% for the year. For the fiscal year ended December 31, 2001, interventional radiology sales increased 4% over the prior year.

Item 7. Management's Discussion and Analysis of Results of Operations and of Financial Conditions (continued)

Net sales of electrophysiology products increased 2% for the fiscal year ended December 31, 2002 compared to the prior year. United States net sales of electrophysiology products grew 6% for the year ending 2002 while international net sales declined 2% compared to the prior year. The company's electrophysiology business was slow to recover in Germany, where its dedicated sales force experienced high turnover associated with the company's proposed merger with Tyco, which was terminated in the first quarter of 2002. For the fiscal year ended December 31, 2001, electrophysiology net sales increased 10% over the prior year.

Graft product sales declined 6% for the year ended December 31, 2002 compared to the prior year due to the loss of a distribution agreement. Graft product sales were essential flat for the year ended December 31, 2001 compared to the prior year.

Urological Products - Bard markets a wide range of products for the urological market including basic drainage products, continence products and urological specialty products. In total, consolidated net sales of urological products were $419.7 million an increase of 8% for the fiscal year ended December 31, 2002 as compared to the prior year. United States net sales represent 76% of total urological sales and grew 7% for the year compared to the prior year. Fiscal 2002 international net sales of urological products increased 10% over the prior year. For the fiscal year ended December 31, 2001, consolidated net sales of urological products increased 8% as compared to the prior year. For the fiscal year ended December 31, 2001, United States net sales of urological products experienced 11% growth while international net sales were approximately flat from the prior year.

Basic drainage products continue to provide a solid foundation to the company's urology business. Fiscal 2002 basic drainage revenues of $261.8 million increased 7% over the prior year. Approximately one-third of the company's 2002 basic drainage revenues were infection control products, which grew 17% over the prior year. For the year ended December 31, 2001, basic drainage products grew 1%, with infection control products growing 21% over the prior year.

Net sales of urological specialties grew 6% for the year ended December 31, 2002. Brachytherapy products were the largest contributor to this increase, with net sales of these products growing 10% over the prior year. For the year ended December 31, 2001, brachytherapy products were the largest contributor to urological specialties growth, with net sales of these products increasing over 100% from the prior year to a level of approximately $45.0 million.

Continence is the smallest category in urological products. Net sales of continence products grew 13% for the year ended December 31, 2002, led by the company's surgical incontinence line, which grew over 61% from the prior year. For the fiscal year ended December 31, 2001, net sales of continence products declined 6% over the prior year primarily due to weak sales in the Contigen® line.

Item 7. Management's Discussion and Analysis of Results of Operations and of Financial Conditions (continued)

Oncological Products - The company's oncological products include specialty access products and gastroenterological products. Consolidated net sales of oncological products increased 9% for the fiscal year ended December 31, 2002 compared to the prior year. In fiscal 2002, United States net sales of oncological products increased 8%, while international net sales increased approximately 14%. For the fiscal year ended December 31, 2001, consolidated net sales of oncological products increased 9% as compared to the prior year. For the fiscal year ended December 31, 2001, United States net sales experienced 6% growth while international net sales increased 17% over the prior year.

Specialty access product sales of $206.2 comprised 69% of the oncological product group and increased 12% over the prior year. Peripherally inserted central catheters continue to be the fastest growing products in the specialty access category, growing approximately 35% for fiscal 2002. The Dymax Site-Rite™ product line grew well at approximately 15% for the year ended December 31, 2002. Net sales of specialty access products grew 7% for the year ended December 31, 2001.

Net sales of gastroenterological products grew 2% for the year ended December 31, 2002. Growth in this product group was derived primarily from international distribution agreements. For the year ended December 31, 2001, gastroenterological products grew 28% due to the growth of new products including EndoCinch®.

Surgical Products - Consolidated net sales of surgical specialty products increased 12% for the year ended December 31, 2002, as compared to the prior year. Both the United States and international net sales in surgical products increased 12% for the year ended 2002. For the year ended December 31, 2001, consolidated net sales of surgical specialty products grew 12% as compared to the prior year. For the year ended December 31, 2001, United States net sales of surgical products experienced 15% growth while international net sales of surgical products increased 2% over the prior year.

The company's hernia product offerings comprised 64% of the surgical product group revenues for the fiscal year ended December 31, 2002 and net sales of these products experienced their strongest growth yet of approximately 26% over the prior year. Ventral hernia products continue to drive the majority of overall hernia growth. In the fourth quarter of 2002, the company extended its hernia line with the launch of Ventralex™, a product designed specifically for umbilical hernias. For the year ended December 31, 2001, the company's hernia products grew 21% compared to the prior year.

Other Products - The other product group includes irrigation, wound drainage and certain OEM products. For the year ended December 31, 2002, consolidated net sales of other products were $66.1 million, an increase of 9% from the prior year. For the year ended December 31, 2001, consolidated net sales of other products were $60.5 million, essentially flat with the prior year.

Item 7. Management's Discussion and Analysis of Results of Operations and of Financial Conditions (continued)

Costs and Expenses

The following is a summary of major costs and expenses as a percentage of net sales for the years shown:

	2002	2001	2000
Cost of goods sold	45.7%	46.6%	45.4%
Marketing, selling and administrative	29.6%	30.8%	32.0%
Research and development expense	4.8%	4.5%	4.8%
Interest expense	1.0%	1.2%	1.8%
Other (income) expense, net	2.3%	(.4)%	2.0%
Total costs and expenses	83.4%	82.7%	86.0%

Cost of goods sold - The company's cost of goods sold as a percentage of net sales for the year ended December 31, 2002 was 45.7%, a reduction of 0.9% from the cost of goods sold percentage for the year ended December 31, 2001 of 46.6%. This decrease was primarily due to favorable sales mix and cost improvements. During fiscal 2002, the company recorded nonrecurring charges related to divisional and manufacturing realignments. The company's continuing manufacturing realignment efforts have contributed to the improved margins in fiscal 2002. Primarily due to these realignments, the company expects its cost of goods sold as a percentage of net sales to continue to decline in 2003. The company's cost of goods sold as a percentage of net sales for the year ended December 31, 2001 of 46.6% was 1.2% higher than the cost of goods sold percentage for the year ended December 31, 2000 of 45.4%. Product mix and the impact of currency contributed to this increase.

Marketing, selling and administrative - The company's marketing, selling and administrative costs as a percentage of net sales for the year ended December 31, 2002 was 29.6%, a reduction of 1.2% from the marketing, selling and administrative costs for the year ended December 31, 2001 of 30.8%. The company's marketing, selling and administrative costs as a percentage of net sales for the year ended December 31, 2001 was 1.2% less than the marketing, selling and administrative costs as a percentage of net sales for the year ended December 31, 2000 of 32.0%. Fiscal year 2001 and 2000 marketing, selling and administrative expense included goodwill amortization of $13.2 million pretax and $13.4 million pretax, respectively. Goodwill amortization is not required for fiscal years beginning after December 15, 2001 per the issuance by the Financial Accounting Standards Board ("FASB") of Statements of Financial Accounting ("FAS") No. 142, "Goodwill and Other Intangible Assets"("FAS 142").

Research and development expense - Fiscal year 2002 research and development expenditures of $61.7 million represented a 15.5% increase over the prior year's expenditures of $53.4 million. Included in fiscal 2002 research and development expenditures was a $3.5 million payment associated with the company's recently disclosed agreement with Genyx Medical, Inc. and a milestone payment related to the company's implantable pump project. Fiscal year 2001 research and development expenditures were essentially flat with fiscal year 2000's research and development expenditures of $53.2 million.

Item 7. Management's Discussion and Analysis of Results of Operations and of Financial Conditions (continued)

Interest expense - Fiscal year 2002 interest expense of $12.6 million decreased 11.3% over the prior year's interest expense of $14.2 million. Fiscal year 2001 interest expense decreased 26.4% over fiscal year 2000's interest expense of $19.3 million. This is consistent with the company's lower commercial paper levels.

Other (income) expense, net

(dollars in thousands)	2002	2001	2000
Interest income	$(6,500)	$(6,200)	$(3,700)
Foreign exchange losses (gains)	(300)	1,100	(800)
Legal and patent settlements, net	(5,000)	(1,200)	(5,000)
Endologix write-off and asset impairments	---	---	40,300
Acquired R&D	---	800	9,300
Gains from asset dispositions	---	(500)	(11,000)
Divisional and manufacturing restructuring	33,700	---	---
Merger termination costs	6,200	---	---
Other, net	500	100	7,300
Total other (income) expense, net	$28,600	$(5,900)	$36,400
Gain from dispositions of cardiology businesses	---	---	$15,400

In addition to interest income and exchange gains and losses, 2002 other (income) expense, net includes special charges related to the realignment of certain divisional and manufacturing operations ($33.7 million pretax) and the termination of the proposed Tyco merger ($6.2 million pretax). These charges are offset with the reversal of certain legal accruals ($5.0 million pretax.)

There were no nonrecurring items in 2001. In the fiscal year 2000, the company settled all remaining open issues related to the 1998 dispositions of its cardiology businesses and recorded a gain of $15.4 million pretax. This gain was recorded on a separate line "Gain from dispositions of cardiology businesses". In addition, during fiscal 2000 the company recorded a charge of $9.3 million pretax related to product line acquisitions, a gain of $5.0 million pretax related to legal and patent settlements, a gain from asset dispositions of $11.0 million pretax and a charge of $40.3 million pretax related to not exercising an option to acquire Endologix, Inc.

Item 7. Management's Discussion and Analysis of Results of Operations and of Financial Conditions (continued)

Taxes - The following is a reconciliation between the effective tax rates and the statutory rates:
	2002	2001	2000
U.S. federal statutory rate	35%	35%	35%
State income taxes, net of federal benefit	2%	3%	3%
Operations taxed at less than U.S. rate	(11)%	(9)%	(9)%
Other, net	1%	1%	2%
Effective tax rate	27%	30%	31%

The 3.0% change in the company's effective tax rate between 2002 and 2001 is primarily attributable to the receipt during 2002 of a new tax grant at a lower rate for the company's Puerto Rico manufacturing operations and the elimination of goodwill amortization per FAS 142. The company's goodwill amortization was primarily nontax-deductible. The lower grant rate was retroactively applied to the period from July 1, 2001 to June 30, 2002 and, accordingly, a $3.5 million nonrecurring tax credit was recorded in the third quarter of 2002 related to this grant.

Net Income and Earnings Per Share

Bard reported 2002 consolidated net income of $155.0 million, an increase of 8% over the 2001 consolidated net income of $143.2 million. Bard reported 2002 diluted earnings per share of $2.94, a 7% increase over 2001 diluted earnings per share of $2.75. 2001 consolidated net income of $143.2 million and diluted earnings per share of $2.75 represented increases of 34% and 32% over 2000 consolidated net income of $106.9 million and diluted earnings per share of $2.09, respectively. Several nonrecurring items affected the results for the three years ended December 31, 2002. The following table summarizes the impact of nonrecurring items on Bard's consolidated net income and diluted earnings per share.

(dollars in millions, except per share amounts)	2002	2001	2000	FY02/01	FY01/00
Net income - GAAP basis	$155.0	$143.2	$106.9	8%	34%
Nonrecurring items	21.7	---	18.5	---	---
After-tax impact of goodwill amortization	---	12.3	12.5	---	---
Net Income - pro forma	$176.7	$155.5	$137.9	14%	13%

Diluted earnings per share - GAAP basis	$2.94	$2.75	$2.09	7%	32%
Nonrecurring items	0.41		0.36	---	---
After-tax impact of goodwill amortization		0.24	0.24	---	---
Diluted earnings per share - pro forma	$3.35	$2.99	$2.69	12%	11%

Item 7. Management's Discussion and Analysis of Results of Operations and of Financial Conditions (continued)

After-tax nonrecurring charges - In the first quarter of 2002, the company recorded charges related to the termination of the Tyco Merger Agreement of $4.0 million after tax, divisional and manufacturing consolidation projects of $1.7 million after tax and corporate severance related costs of $4.2 million after tax. These charges were offset with the reversal of certain legal accruals of $3.0 million after tax. In the third quarter of 2002, the company recorded a charge related to the realignment of certain divisional and manufacturing operations and a tax credit resulting in a net impact of $14.8 million after tax.

There were no nonrecurring items in 2001. In fiscal 2000, the company settled all remaining open issues related to the 1998 dispositions of its cardiology businesses, recorded a charge for product line acquisitions, a net gain for legal settlements and asset dispositions and a charge for the writeoff of an option to acquire Endologix, Inc. The net after-tax impact of these nonrecurring charges was $18.5 million.

Goodwill amortization - Fiscal 2001 included $12.3 million after-tax goodwill amortization. Fiscal 2000 included $12.5 million after-tax goodwill amortization. Goodwill amortization is not required for fiscal years beginning after December 15, 2001 per FAS 142.

Liquidity and Capital Resources

Bard's financial condition remains strong. Cash provided from operations continues to be the company's primary source of funds to finance operating needs, capital expenditures and dividend payments. Bard increased its cash and short-term investments to $383.2 million at December 31, 2002 from $271.0 million at December 31, 2001 and from $119.7 million at December 31, 2000. Should it be necessary, the company believes it could borrow adequate funds at competitive terms and rates. This overall financial strength gives Bard sufficient financing flexibility. The table below summarizes liquidity measures for Bard for the years ended December 31, 2002, 2001 and 2000.
(dollars in millions)	Fiscal Years
	2002	2001	2000
Cash and short-term investments	$383.2	$271.0	$119.7
Working capital	$441.1	$391.0	$302.1
Current ratio	2.39/1	2.40/1	2.35/1
Net cash position	$230.1	$113.8	($85.4)

Working capital is defined as current assets less current liabilities. Current ratio is defined as the ratio of current assets to current liabilities. Net cash position is defined as cash and short-term investments less total debt. Cash and short-term investments held in foreign currencies are denominated in currencies that have not experienced wide, short-term fluctuations in their equivalent United States dollar values.

Item 7. Management's Discussion and Analysis of Results of Operations and of Financial Conditions (continued)

Presented below is a summary of contractual obligations and other commercial commitments.
(dollars in millions)	Payments Due by Period
Contractual Obligation	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
Forward currency agreements	$20.3	$20.3	$0.0	$0.0	$0.0
Total debt	153.1	0.9	0.8	0.6	150.8
Capital lease obligations	0.1	0.1	0.0	0.0	0.0
Operating leases obligations	41.6	14.5	15.2	9.0	2.9
Acquisition and investment milestones	105.2	29.6	75.6	0.0	0.0
Unconditional purchase obligations	57.8	39.9	15.2	1.1	1.6
Other contractual obligations	6.2	5.6	0.6	0.0	0.0
Total contractual cash obligations	$384.3	$110.9	$107.4	$10.7	$155.3

Forward currency agreements - The company periodically enters into forward currency agreements and purchases put options to reduce its exposure to fluctuations in currency values. See Note 6 Derivative Instruments of the notes to consolidated financial statements. The table above includes forward currency agreements, which obligate the company for the forward purchase of currencies in which the company has known or anticipated sales or payments. Because these forward currency agreements were entered into as hedges, the majority of these obligations will be funded by the underlying hedged item.

Total debt - Total debt was $153.1 million at December 31, 2002, down $4.1 million from December 31, 2001. Total debt was $157.2 million at December 31, 2001, down from $205.1 million at December 31, 2000. These decreases were the result of improved operating cash flow. Total debt to total capitalization was 14.8% at December 31, 2002 and 16.6% at December 31, 2001.

Leases - The company is committed under noncancelable operating leases involving certain facilities and equipment.

Acquisition and investment milestones - Several of the company's recent acquisitions and investments, including the recently announced agreement with Genyx Medical, Inc., involve milestone payments associated with the achievement of certain targets associated with research and development, regulatory approval or the transfer of manufacturing capabilities. The payments reflected in the table assume all milestones are achieved.

Item 7. Management's Discussion and Analysis of Results of Operations and of Financial Conditions (continued)

Unconditional purchase obligations - The company's business creates a need to enter into commitments with suppliers. In accordance with accounting principles generally accepted in the United States, these unconditional purchase obligations are not reflected in the accompanying consolidated balance sheets. These inventory purchase commitments do not exceed our projected requirements over the related terms and are in the normal course of business.

Other contractual obligations - Other contractual obligations pertain primarily to payments that are contingent upon the achievement of certain product-related milestones and various other favorable operational conditions. While it is not certain if and or when these payments will be made, the maturity dates included in this table reflect the company's best estimate.

Total cash outlays made for the purchase of businesses, patents, trademarks, purchase rights and other related items were approximately $25.3 million in 2002, $44.7 million in 2001 and $68.6 million in 2000. These cash outlays were financed primarily with cash from operations. In 2003, the company will initiate a number of initiatives including implementation of an enterprise-wide software platform, construction of a consolidated domestic distribution center and construction or expansion of various manufacturing facilities. The company anticipates 2003 capital expenditures to be in the range of $70.0 to $80.0 million.

The company's capital structure consists of equity and interest-bearing debt. The company maintains a commercial paper program and committed credit facilities that support the company's commercial paper program. The committed facilities can also be used for other corporate purposes. In 2000, the company replaced its maturing $300.0 million committed credit facility with a $200.0 million five-year committed credit facility that matures in May of 2005 and a $100.0 million 364-day committed credit facility that last matured in May of 2002. The 364-day committed credit facility was renewed during the second quarter of 2002 on substantially the same terms and matures in May of 2003. These facilities support the company's commercial paper program and carry variable market rates of interest and require annual commitment fees. There were no commercial paper borrowings during 2002. The maximum amount of commercial paper outstanding during 2001 was approximately $57.5 million with an average outstanding balance of $31.2 million and an effective interest rate of 5.11%. There were no commercial paper borrowings at either year-end December 31, 2002 or 2001.

Periodically, the company purchases its common stock in the open market. On December 11, 2002 the company's Board of Directors approved the purchase of up to 5.0 million shares of the company's common stock. This new authorization follows the nearly completed buyback of 10.0 million shares authorized by the company's Board of Directors in July of 1998. The new shares along with the remaining 512,500 shares from the 1998 authorization will be acquired from time to time, consistent with past practice. Total shares purchased were 1,340,900 in 2002, 401,500 in 2001 and 420,300 in 2000. A total of 5,512,500 shares remain under the company's share purchase authorizations.

New Accounting Pronouncements - In June 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations," ("FAS 143"), which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets. The company adopted FAS 143 on January 1, 2003 and does not expect this statement to materially impact the company's financial statements.

Item 7. Management's Discussion and Analysis of Results of Operations and of Financial Conditions (continued)

In July 2002, the FASB issued FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"). FAS 146 reconsiders all of the guidance contained in Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). FAS 146 applies to costs associated with (a) certain termination benefits (so -called one-time termination benefits), (b) costs to terminate a contract that is not a capital lease and (c) other associated costs including costs to consolidate facilities or relocate employees. FAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The company adopted FAS 146 on January 1, 2003. FAS 146 will not impact the accounting for any restructuring plan approved and announced to date; however, the pronouncement will impact the accounting for any future exit or disposal activities approved on or after January 1, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a liability to be recognized at the time a company issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements. Additional disclosures about guarantee agreements are also required in the interim and annual financial statements, including a roll forward of the company's product warranty liabilities. The disclosure provisions of FIN 45 are effective for Bard as of December 31, 2002. The provisions for initial recognition and measurement of guarantee agreements are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. Bard is in the process of assessing the impact of the recognition provisions of FIN 45 on its consolidated financial statements.

In December 2002, the FASB issued FAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure" ("FAS 148"). FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. FAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, FAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of FAS 148 are effective for the company's fiscal year December 31, 2002. The adoption of FAS 148 did not have a material effect on the consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The company does not expect FIN 46 to have a material effect on its consolidated financial statements.

Item 7. Management's Discussion and Analysis of Results of Operations and of Financial Conditions (continued)

Critical Accounting Policies - The preparation of financial statements requires the company's management to make estimates and assumptions that effect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The SEC recently issued guidance for "critical accounting policies". The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. The following is not intended to be a comprehensive list of all of the company's accounting policies. The company's significant accounting policies are more fully described in the company's notes to consolidated financial statements. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The critical accounting policies described below are areas in which management's judgment in selecting an available alternative would produce a materially different result.

Revenue recognition - The company recognizes product revenue, net of discounts and rebates when persuasive evidence of a sales arrangement exists, title and risk of loss has transferred, the buyer's price is fixed or determinable, contractual obligations have been satisfied and collectibility is reasonably assured. These requirements are met and sales and related cost of sales are recognized for the majority of the company's products upon shipment. In the case of consignment inventories, revenues and associated costs are recognized upon the notification of usage by the customer. A small percentage of the company's products require installation and in those cases revenues and related costs are recognized when installation is complete.

Inventories - Inventories are stated at the lower of cost or market. For most domestic divisions cost is determined using the last-in-first-out ("LIFO") method. For all other inventories cost is determined using the first-in-first-out ("FIFO") method. Due to changing technologies and cost containment the difference between the inventory valuation under the LIFO method and the FIFO method is not significant.

Restructuring cost estimates - As a result of business acquisitions or dispositions or as a result of organizational realignment or rationalization, the company may develop formal plans to exit certain activities, involuntarily terminate employees, terminate leases, writedown assets or close duplicative facilities. Currently, these costs and expenses are estimated in accordance with Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" ("EITF 94-3") and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges". As additional information becomes available in future periods, the company may revise the estimated restructuring accrual based on the updated information. The company does not anticipate that material revisions will be necessary, however, if such revisions in estimates are necessary the change could have a material impact on the company's results of operations in the period of the change. In July 2002, the FASB issued FAS 146. FAS 146 reconsiders all of the guidance contained in EITF 94-3. This pronouncement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. FAS 146 is effective

Item 7. Management's Discussion and Analysis of Results of Operations and of Financial Conditions (continued)

for the company as of January 1, 2003. FAS 146 will not impact the accounting for any restructuring plan approved or announced to date; however, the pronouncement will impact the accounting for any future exit or disposal activities approved on or after January 1, 2003.

Legal reserve estimates - The company is at times involved in legal actions, the outcomes of which are not within the company's complete control and may not be known for prolonged periods of time. In some cases, the claimants seek damages, as well as other relief, which, if granted, could require significant expenditures. A liability is recorded in the company's consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements.

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

Allowance for Doubtful Accounts, Customer Rebates and Inventory Writedowns - Management makes estimates of the uncollectibility of the company's accounts receivable, amounts that are rebated to specific customers in accordance with contractual requirements and inventory adjustments to reflect inventory valuation at the lower of cost or market. In estimating the reserves necessary for the allowance for doubtful accounts, management considers historical bad debt trends, customer concentrations, customer credit worthiness and current economic trends. The company establishes an allowance for doubtful accounts for estimated amounts that are uncollectibles from customers. In estimating the allowance for customer rebates, management considers the lag time between the point of sale and the payment of the customer's rebate claim, customer specific trend analysis and contractual commitments including the stated rebate rate. The company establishes an allowance for customer rebates and reduces sales for such rebate amounts. In estimating the allowance for inventory writedowns, management considers product obsolescence, quantity on hand, future demand for the product and other market-related conditions. The company records an allowance for inventory writedowns when such conditions cause the inventory market value to be below carrying value. The company records such adjustments to cost of sales in the period the condition exists.

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

Item 7. Management's Discussion and Analysis of Results of Operations and of Financial Conditions (continued)

Pension Plans - The company sponsors pension plans covering substantially all domestic employees and certain foreign employees who meet eligibility requirements. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by the company, within certain guidelines. In addition, the company's actuarial consultants also use subjective factors, such as withdrawal and mortality rates to estimate these factors. The actuarial assumptions used by the company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of the participants. These differences may have a significant effect on the amount of pension expense recorded by the company.

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained herein or in other company documents and certain statements that may be made by management of the company orally may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Because actual results are affected by risks and uncertainties, the company cautions investors that actual results may differ materially from those expressed or implied. It is not possible to predict or identify all such risks and uncertainties, but factors that could cause the actual results to differ materially from expected and historical results include, but are not limited to: health care industry consolidation resulting in customer demands for price concessions and contracts that are more complex and have longer terms; competitive factors, including competitors' attempts to gain market share through aggressive marketing programs, the development of new products or technologies by competitors and technological obsolescence; reduction in medical procedures performed in a cost-conscious environment; the lengthy approval time by the FDA or other government authorities to clear medical devices for commercial release; unanticipated product failures; legislative or administrative reforms to the United States Medicare and Medicaid systems or other United States or international reimbursement systems in a manner that would significantly reduce reimbursements for procedures using the company's medical devices; delays or denials of, or grants of low levels of reimbursement for procedures using newly developed devices; the acquisition of key patents by competitors that would have the effect of excluding the company from new market segments; the uncertainty of whether increased research and development expenditures will result in increased sales; unpredictability of existing and future litigation including but not limited to environmental litigation, litigation regarding product liability such as claims of alleged personal injuries as a result of exposure to natural rubber latex gloves distributed by the company as well as other product liability matters, and intellectual property matters and disputes on agreements which arise in the ordinary course of business; government actions or investigations affecting the industry in general or the company in particular; future difficulties obtaining

Item 7. Management's Discussion and Analysis of Results of Operations and of Financial Conditions (continued)

product liability insurance on reasonable terms; efficacy or safety concerns with respect to marketed products, whether scientifically justified or not, that may lead to product recalls, withdrawals or declining sales; uncertainty related to tax appeals and litigation; future difficulties obtaining necessary components used in the company's products and/or price increases from the company's suppliers of critical components; economic factors that the company has no control over, including changes in inflation, foreign currency exchange rates and interest rates; other factors that the company has no control over, including earthquakes, floods, fires and explosions; risks associated with maintaining and expanding international operations; and the risk that the company may not achieve manufacturing or administrative efficiencies as a result of the company's restructuring, the integration of acquired businesses or divestitures. The company assumes no obligation to update forward-looking statements as circumstances change. You are advised, however, to consult any further disclosures the company makes on related subjects in the company's 10-K, 10-Q and 8-K reports.

Item 7a. Quantitative and Qualitative Disclosure About Market Risk

Bard operates on a global basis and therefore is subject to the exposures that arise from foreign exchange rate fluctuations. The company manages these exposures using operational and economic hedges as well as derivative financial instruments. The company's foreign currency exposures may change over time as changes occur in the company's international operations. The company's objective in managing its exposures to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with assets, liabilities, net investments and probable commitments denominated in foreign currencies. In order to reduce the risk of foreign currency exchange rate fluctuations, the company has hedged a substantial portion of its expected foreign currency denominated cash flow from operations. The instruments that the company uses for hedging are readily marketable, traded forward contracts and options with financial institutions. Bard's risk management policy prohibits entering into financial instruments for speculative purposes. The company expects that the changes in fair value of such contracts will have a high correlation to the price changes in the related hedged cash flow. The company does not expect that the risk of transaction gains or losses from changes in the fair value of its foreign exchange position will be material because most transactions will occur in either the functional currency or in a currency that has a high correlation to the functional currency. The principal currencies the company hedges are the Euro, the Peso and the Yen. Any gains and losses on these hedge contracts are expected to offset changes in the value of the related exposure. The company enters into foreign currency transactions only to the extent that foreign currency exposure exists. Monetary assets of the company held in foreign currencies have relatively short maturities and are denominated in currencies that have not experienced wide, short-term fluctuations in their equivalent United States dollar values.

In December 1996, the company issued $150.0 million of 6.70% notes due 2026. These notes may be redeemed at the option of the note holders on December 1, 2006, at a redemption price equal to the principal amount. Assuming maturity, the market value of these notes was approximately $156.2 million at December 31, 2002.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Page
II-21	Independent Auditors' Report.
II-22	Information Regarding Predecessor Independent Public Accountants' Report
II-23	Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000.
II-24	Consolidated Statements of Shareholders' Investment for the years ended December 31, 2002, 2001 and 2000.
II-25	Consolidated Balance Sheets at December 31, 2002 and 2001.
II-26	Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.
II-27	Notes to Consolidated Financial Statements.
IV-1	Schedule II. Valuation and Qualifying Accounts for the year ended December 31, 2002.

Independent Auditors' Report

To the Shareholders and Board of Directors of C. R. Bard, Inc.:

We have audited the accompanying consolidated balance sheet of C. R. Bard, Inc. and subsidiaries as of December 31, 2002 and the related consolidated statements of income, shareholders' investment, and cash flows for the year then ended, as listed in the accompanying index. In connection with our audit of the 2002 consolidated financial statements, we also have audited the 2002 consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audit. The 2001 and 2000 consolidated financial statements of C. R. Bard, Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements, before the revision described in Note 4 to the consolidated financial statements, in their report dated January 29, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of C. R. Bard, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related 2002 consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, the company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002.

As discussed above, the 2001 and 2000 consolidated financial statements of C. R. Bard, Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. As described in Note 4, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the company as of January 1, 2002. In our opinion, the disclosures for 2001and 2000 in Note 4 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of C. R. Bard, Inc. and subsidiaries other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

/s/ KPMG LLP

Short Hills, New Jersey

January 28, 2003

INFORMATION REGARDING PREDECESSOR INDEPENDENT PUBLIC ACCOUNTANTS' REPORT

THE FOLLOWING REPORT IS A COPY OF A PREVIOUSLY ISSUED REPORT BY ARTHUR ANDERSEN LLP ("ANDERSEN"). THE REPORT HAS NOT BEEN REISSUED BY ANDERSEN NOR HAS ANDERSEN CONSENTED TO ITS INCLUSION IN THIS ANNUAL REPORT ON FORM 10-K. THE ANDERSEN REPORT REFERS TO THE CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2000 AND THE CONSOLIDATED STATEMENTS OF INCOME, SHAREHOLDERS' INVESTMENT AND CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 1999 WHICH ARE NO LONGER INCLUDED IN THE ACCOMPANYING FINANCIAL STATEMENTS.

Report of Previous Independent Public Accountants

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

ARTHUR ANDERSEN LLP

Roseland, New Jersey

January 29, 2002

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars and shares in thousands except per share amounts)

	For the Years Ended December 31,
	2002	2001	2000
Net sales	$1,273,800	$1,181,300	$1,098,800
Costs and expenses:
Cost of goods sold	582,700	550,500	499,300
Marketing, selling and administrative expense	377,200	364,200	352,000
Research and development expense	61,700	53,400	53,200
Interest expense	12,600	14,200	19,300
Gain from dispositions of cardiology businesses	---	---	(15,400)
Other (income) expense, net	28,600	(5,900)	36,400
Total costs and expenses	1,062,800	976,400	944,800
Income before tax provision	211,000	204,900	154,000
Income tax provision	56,000	61,700	47,100
Net income	$155,000	$143,200	$106,900
Basic earnings per share	$2.98	$2.80	$2.11
Diluted earnings per share	$2.94	$2.75	$2.09

Weighted average common shares outstanding - basic	52,000	51,200	50,700
Weighted average common shares outstanding - diluted	52,800	52,000	51,200

The accompanying notes to consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

(dollars in thousands except share and per share amounts)

			Capital		Accumulated
			In Excess		Other
	Common	Stock	Of Par	Retained	Comprehen-	Unearned
	Shares	Amount	Value	Earnings	sive Loss	Compensation	Total
December 31, 1999	50,781,857	$12,700	$153,500	$473,500	$(48,600)	$(16,800)	$574,300
Net income				106,900			106,900
Translation adjustments					(31,600)		(31,600)
Comprehensive income							75,300
Cash dividends ($.82 per share)				(41,800)			(41,800)
Treasury stock retired	(420,300)	(100)		(17,700)			(17,800)
Employee stock plans	547,057	100	23,800	(1,500)		1,500	23,900
December 31, 2000	50,908,614	12,700	177,300	519,400	(80,200)	(15,300)	613,900
Net income				143,200			143,200
Translation adjustments					3,800		3,800
Comprehensive income							147,000
Cash dividends ($.84 per share)				(43,100)			(43,100)
Treasury stock retired	(401,500)	(100)		(17,400)			(17,500)
Employee stock plans	1,876,604	500	84,400			3,500	88,400
December 31, 2001	52,383,718	13,100	261,700	602,100	(76,400)	(11,800)	788,700
Net income				155,000			155,000
Translation adjustments					25,400		25,400
Minimum pension liability adjustment, net of $1,400 of tax					(3,200)		(3,200)
Deferred hedging loss, net of $100 of tax					(300)		(300)
Comprehensive income							176,900
Cash dividends ($.86 per share)				(45,000)			(45,000)
Treasury stock retired	(1,340,900)	(300)		(71,400)			(71,700)
Employee stock plans	560,018	100	24,600			6,800	31,500
December 31, 2002	51,602,836	$12,900	$286,300	$640,700	$(54,500)	$(5,000)	$880,400

The accompanying notes to consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands except share and par amounts)
ASSETS	December 31,
Current assets:	2002	2001
Cash	$23,100	$30,800
Short-term investments	360,100	240,200
Accounts receivable, less allowances of $19,100 and $17,800, respectively	183,400	176,800
Inventories	147,100	182,000
Other current assets	44,300	39,900
Total current assets	758,000	669,700
Property, plant and equipment, at cost
Land	9,500	5,800
Buildings and improvements	110,700	117,800
Machinery and equipment	187,000	169,300
307,200	292,900
Less - accumulated depreciation and amortization	139,200	135,000
Net property, plant and equipment	168,000	157,900
Intangible assets, net of amortization	65,200	60,700
Goodwill	316,100	308,200
Other assets	109,400	83,400
$1,416,700	$1,279,900
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$900	$800
Accounts payable	46,900	43,600
Accrued compensation and benefits	74,400	54,900
Accrued expenses	106,300	102,300
Federal and foreign income taxes	88,400	77,100
Total current liabilities	316,900	278,700
Long-term debt	152,200	156,400
Other long-term liabilities	67,200	56,100
Commitments and contingencies	---	---
Shareholders' investment:
Preferred stock, $1 par value, authorized 5,000,000 shares; none issued	---	---
Common stock, $.25 par value, authorized 300,000,000 shares; issued and outstanding 51,602,836 shares in 2002 and 52,383,718 shares in 2001	12,900	13,100
Capital in excess of par value	286,300	261,700
Retained earnings	640,700	602,100
Accumulated other comprehensive loss	(54,500)	(76,400)
Unearned compensation	(5,000)	(11,800)
Total shareholders' investment	880,400	788,700
$1,416,700	$1,279,900

The accompanying notes to consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)	For the Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income	$155,000	$143,200	$106,900
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	42,300	53,200	49,600
Net gain on product line sales and asset dispositions	---	---	(20,000)
Deferred income taxes	(500)	3,000	14,000
Expenses under stock plans	9,900	5,700	5,800
Other noncash items	35,600	(2,600)	54,800
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(1,100)	23,400	1,900
Inventories	39,000	11,300	2,500
Other assets	(3,100)	(400)	(3,600)
Current liabilities, excluding debt and including tax benefits from employee stock option exercises of $4,000, $8,600, and $2,100 in 2002, 2001 and 2000, respectively	19,700	15,000	6,300
Pension liabilities	(30,700)	4,800	(500)
Other long-term liabilities	6,200	500	5,800
Net cash provided by operating activities	272,300	257,100	223,500
Cash flows from investing activities:
Capital expenditures	(41,000)	(27,400)	(19,400)
Net proceeds from sales of product lines	---	---	26,700
Payments made for purchases of businesses	---	(27,000)	(46,800)
Patents, trademarks and other	(24,100)	(18,100)	(31,200)
Net cash (used in) investing activities	(65,100)	(72,500)	(70,700)
Cash flows from financing activities:
Common stock issued for options and benefit plans	17,000	74,700	17,600
Purchase of common stock	(71,700)	(17,500)	(17,800)
Proceeds from (repayments of) long-term borrowings, net	(4,000)	(47,900)	46,400
(Repayments of) proceeds from short-term borrowings, net	---	---	(129,400)
Dividends paid	(45,000)	(43,100)	(41,800)
Net cash (used in) financing activities	(103,700)	(33,800)	(125,000)
Effect of exchange rate changes on cash	7,900	(2,600)	(6,400)
Cash and cash equivalents:
Net increase during the year	111,400	148,200	21,400
Balance at January 1	262,300	114,100	92,700
Balance at December 31	$373,700	$262,300	$114,100

The accompanying notes to consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

Nature of Operations - C. R. Bard, Inc. (the "company" or "Bard") is a leading multinational developer, manufacturer and marketer of health care products. The company markets its products worldwide to hospitals, individual health care professionals, extended care facilities and alternate site facilities. Bard holds strong market positions in products used for vascular, urological and oncological diagnosis and intervention. Bard also has a surgical products group.

Consolidation - The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The accounts of most foreign subsidiaries are consolidated as of November 30. No events occurred related to these foreign subsidiaries during the month of December 2002, 2001 or 2000 that would have materially affected the financial position or results of operations of the company. The company has no unconsolidated subsidiaries and no special purpose entities.

Related Parties - The company has a 50% ownership in Medicon, Inc. ("Medicon"), a Japanese joint venture with Kobayashi Pharmaceutical Co., Ltd. The joint venture was formed in 1972 to distribute Bard's products in Japan. Bard accounts for the joint venture under the equity method of accounting. All transactions with Medicon are denominated in United States dollars. There were no leasing transactions or indebtedness between Medicon and Bard. Bard recorded sales to Medicon of $59.6 million, $55.9 million and $54.8 million for the years ended 2002, 2001 and 2000, respectively. Bard adjusts for intercompany profits on Medicon purchases until Medicon sells Bard's products to a third party. Bard recorded Medicon equity income of $1.4 million, $3.0 million and $3.4 million for the years ended 2002, 2001 and 2000, respectively. Bard's investment in Medicon was $13.7 million and $12.6 million at December 31, 2002 and 2001, respectively. Included in accounts receivable are trade receivables due from Medicon for purchases of Bard products of $15.8 million and $12.6 million at December 31, 2002 and 2001, respectively.

Use of Estimates in the Preparation of Financial Statements - The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires the company to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of the financial statements. The company evaluates these estimates and judgments on an ongoing basis and bases its estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies (continued)

Foreign CurrencyTranslation - Financial statements of foreign subsidiaries are translated into United States dollars at current year-end rates, except that the revenues, costs and expenses are translated at average monthly rates during each monthly period. Net exchange gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany transactions of a long-term investment nature are accumulated and credited or charged directly to a separate component of shareholders' investment. Any foreign currency gains or losses related to transactions are charged to other (income) expense, net. See Note 11. Other (Income) Expense, Net of the notes to consolidated financial statements.

Revenue Recognition - The company sells its products primarily through a direct sales force. The company recognizes product revenue, net of discounts and rebates when persuasive evidence of a sales arrangement exists, title and the risk of loss has transferred, the buyer's price is fixed or determinable, contractual obligations have been satisfied and collectibility is reasonably assured. These requirements are met and sales and related cost of sales are recognized for the majority of the company's products upon shipment. For certain products, the company maintains consigned inventory at customer locations. For consigned products, revenue is recognized at the time the company is notified that the customer has used the product. A small percentage of the company's products require installation and in those cases revenues and related costs are recognized when installation is complete. The company allows customers to return defective or damaged products for credit, replacement or exchange. The company records estimated sales, discounts and rebates as a reduction of net sales in the same period revenue is recognized. The company also maintains an allowance for doubtful accounts and charges actual losses when incurred to the allowance.

Research And Development - Research and development costs are expensed when incurred.

Stock-Based Compensation - At December 31, 2002, the company maintains various stock-based employee and director compensation plans, which are described more fully in Note 9 Shareholders' Investment of the notes to consolidated financial statements. The company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. No stock-based employee compensation cost is reflected in net income for employee option grants, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Additionally, in accordance with APB 25 and related interpretations, the company recognizes no compensation expense for the discount associated with the 1998 Employee Stock Purchase Plan of C. R. Bard, Inc. ("ESPP"). The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FAS No. 123 "Accounting for Stock-Based Compensation," to stock-based employee compensation.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Significant Accounting Policies (continued)

(dollars in thousands except per share amounts)	2002	2001	2000
Net income as reported	$155,000	$143,200	$106,900
Pro forma after-tax impact of options at fair value	$11,500	$9,600	$8,600
Pro forma after-tax impact of ESPP discount	$300	$200	$500
Pro forma net income adjusted	$143,200	$133,400	$97,800
Basic earnings per share as reported	$2.98	$2.80	$2.11
Diluted earnings per share as reported	$2.94	$2.75	$2.09
Pro forma basic earnings per share	$2.75	$2.61	$1.93
Pro forma diluted earnings per share	$2.71	$2.57	$1.91

The fair value of stock options is estimated on the date of grant using the Black-Scholes option-pricing model. The following table outlines the assumptions used in the Black-Scholes model.

	2002	2001	2000
Dividend yield	1.6%	1.6%	2%
Risk-free interest rate	2.52%	4.33%	5.06%
Expected option life in years	4.5	4.6	5.3
Expected volatility	33%	33%	32%

The per share fair value of stock options granted for the years ended December 31, 2002, 2001 and 2000 was $14.15, $13.24 and $15.87, respectively. The pro forma after-tax adjustment for options assumed a four-year life for options. The fair value of the ESPP discount is based upon the difference between the market price at the time of purchase and the participant's purchase price. The ESPP pro forma adjustment assumes immediate expense recognition at purchase. All pro forma adjustments have been tax-affected at 35%. No other pro forma adjustments are required since the company records compensation expense for all other stock awards. See Note 9 Shareholders' Investment.

Earnings Per Share - "Basic earnings per share" represents net income divided by the weighted average shares outstanding. "Diluted earnings per share" represents net income divided by weighted average shares outstanding adjusted for the incremental dilution of outstanding employee stock options and awards. Unless indicated otherwise, per share amounts are calculated on a diluted basis. A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies (continued)
(dollars and shares in thousands except per share amounts)	2002	2001	2000
Net income	$155,000	$143,200	$106,900
Weighted average common shares outstanding	52,000	51,200	50,700
Incremental common shares issuable: stock options and awards	800	800	500
Weighted average common shares outstanding assuming dilution	52,800	52,000	51,200
Basic earnings per share	$2.98	$2.80	$2.11
Diluted earnings per share	$2.94	$2.75	$2.09

Common stock equivalents from stock options and stock awards of approximately 8,200 shares, 2,300 shares and 2,026,800 shares at December 31, 2002, 2001 and 2000, respectively, were not included in the diluted earnings per share calculation since their effect is antidilutive.

Approximately 2,500 potentially dilutive shares have been excluded from diluted average common shares outstanding because their effect would be antidilutive.

Accounts receivable - In addition to trade receivables, accounts receivable includes $2.2 million and $6.6 million of nontrade receivables due within one year at December 31, 2002 and 2001, respectively.

Inventories - Inventories are stated at the lower of cost or market. For most domestic divisions, cost is determined using the last-in-first-out ("LIFO") method. For all other inventories cost is determined using the first-in-first-out ("FIFO") method. Due to changing technologies and cost containment the difference between the valuation under the LIFO method and the FIFO method is not significant. The following is a summary of inventories at December 31:
(dollars in thousands)	2002	2001
Finished goods	$68,700	$97,300
Work in process	51,200	57,100
Raw materials	27,200	27,600
Total	$147,100	$182,000

Consigned inventory at customer locations was $8.8 million and $8.7 million at December 31, 2002 and 2001, respectively.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies (continued)

Property, Plant and Equipment - Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. Depreciation is computed over the estimated useful lives of depreciable assets using the straight-line method. Useful lives for property and equipment are as follows:
Buildings and improvements	5 to 40 years
Machinery and equipment	5 to 8 years

Capitalized software costs are included in machinery and equipment and are amortized over five to seven years. Depreciation expense was approximately $27.7 million in 2002, $26.2 million in 2001 and $24.8 million in 2000.

Long-Lived Assets - SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the company's financial statements.

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. See Note 11 Other (Income) Expense, Net of the notes to consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies (continued)

Product Warranty - The majority of the company's products are intended for single use; therefore, the company requires limited product warranty accruals. Certain of the company's products carry limited warranties that in general do not exceed one year from sale. The company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated.

	Balance	Charges to		Balance
	Beginning	Costs and		End
(dollars in thousands)	of Year	Expenses	Deductions	of Year
Year Ended December 31, 2002	$1,500	1,600	(1,400)	$1,700
Year Ended December 31, 2001	$1,300	1,900	(1,700)	$1,500

Environmental Remediation Policy - The company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environment remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.

Income Taxes - All income tax amounts reflect the use of the liability method. Under this method, deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

Concentration Risks - Financial instruments, which potentially subject the company to significant concentrations of credit risk, consist principally of cash investments and trade accounts receivable. The company maintains cash and cash equivalents, investments, and certain other financial instruments with various major financial institutions. The company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any one institution. Concentrations of risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. However, a significant amount of trade receivables are with national health care systems in several countries. Although the company does not currently foresee a credit risk associated with these receivables, repayment is dependent upon the financial stability of those countries' national economies. Sales to distributors, which supply the company's products to many end users, accounted for approximately 38% of the company's net sales in 2002, and the five largest distributors, including the company's Medicon joint venture, combined accounted for approximately 70% of such sales.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies (continued)

Financial Instruments - The fair value of cash and cash equivalents, receivables and short-term debt approximate their carrying value due to their short-term maturities. Short-term investments that have maturities of ninety days or less are considered cash equivalents and amounted to $350.6 million and $231.5 million as of December 31, 2002 and 2001, respectively. Short-term investments are stated at cost, which approximates their market value. Investments in equity securities that have readily determinable fair values are classified and accounted for as available-for-sale. Available-for-sale securities are recorded at fair value, with the change in fair value recorded, net of taxes, as a component of accumulated other comprehensive income. The cost of available-for-sale securities was approximately $0.7 million and $1.3 million at December 31, 2002 and 2001, respectively. The fair value of available-for-sale securities approximated cost at December 31, 2002 and 2001, respectively. See Note 5 Short Term Borrowings and Long Term Debt of the notes to consolidated financial statements for a discussion of the company's long-term debt. See Note 6 Derivative Instruments of the notes to consolidated financial statements for a discussion of the company's derivative instruments.

New Accounting Pronouncements - In June 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations," ("FAS 143") which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets. The company adopted FAS 143 on January 1, 2003 and does not expect this statement to materially impact the company's financial statements.

In July 2002, the FASB issued FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"). FAS 146 reconsiders all of the guidance contained in Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). FAS 146 applies to costs associated with (a) certain termination benefits (so - called one-time termination benefits), (b) costs to terminate a contract that is not a capital lease, and (c) other associated costs including costs to consolidate facilities or relocate employees. FAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The company adopted FAS 146 on January 1, 2003. FAS 146 will not impact the accounting for any restructuring plan approved and announced to date; however, the pronouncement will impact the accounting for any future exit or disposal activities approved on or after January 1, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a liability to be recognized at the time a company issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements. Additional disclosures about guarantee agreements are also required in the interim and annual financial statements, including a roll forward of the entity's product warranty liabilities. The disclosure provisions of FIN 45 are effective for Bard as of December 31, 2002. The provisions for initial recognition and measurement of guarantee agreements are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. Bard is in the process of assessing the impact of the recognition provisions of FIN 45 on its consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies (continued)

In December 2002, the FASB issued FAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure" ("FAS 148"). FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. FAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, FAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of FAS 148 are effective for the company's fiscal year December 31, 2002. The adoption of FAS 148 did not have a material effect on the consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The company does not expect FIN 46 to have a material effect on its consolidated financial statements.

The Company is currently evaluating the impact on its financial statements of adopting this statement.

2. Acquisitions and Dispositions

The company spent approximately $25.3 million in 2002, $44.7 million in 2001 and $68.6 million in 2000 for the acquisition of businesses, patents, trademarks, purchase rights and other related items to augment its existing product lines. Unaudited pro forma statements of operations have not been presented because the effects of these acquisitions were not material on either an individual or an aggregate basis. Several of the company's recent acquisitions and investments, including the recently announced agreement with Genyx Medical Inc., involve milestone payments associated with the achievement of certain targets associated with either research and development, regulatory approval or the transfer of manufacturing capabilities. A summary of contingent milestone payments associated with these acquisitions is included below.
(dollars in millions)	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
Acquisition and investment milestones	$105.2	$29.6	$75.6	$0.0	$0.0

During 2001 and 2000, the company spent approximately $27.0 million and 46.8 $million, respectively, for the acquisition of several companies to augment existing product lines. The impact on the company's results of operations was not significant.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Acquisitions and Dispositions (continued)

Genyx Medical, Inc. - On December 31, 2002, the company acquired the right to purchase the assets of Genyx Medical, Inc. ("Genyx"), a privately held medical device company based in California. Genyx develops, manufactures and markets Uryx®, a proprietary injectable bulking agent for the treatment of stress urinary incontinence. In 2002, as part of the Genyx agreement, the company recorded approximately $3.5 million as research and development expenses for the reimbursement of Genyx activities.

Tyco International Ltd. - On May 29, 2001, Bard entered into an agreement that provided for the merger of Bard with a subsidiary of Tyco International Ltd. ("Tyco Merger Agreement"). On February 6, 2002, Bard and Tyco

On February 6, 2002, C. R. Bard, Inc. and Tyco International Ltd.agreed to terminate this agreement. Each company agreed to bear its own costs and expenses. Neither company paid a break-up fee. In the first quarter of 2002, the company recorded a pretax charge of $6.2 million associated with the termination of the Tyco Merger Agreement. See Note 11 Other (Income) Expense, Net in the notes to consolidated financial statements.

Acquisition of C. R. Bard by Tyco International - On May 29, 2001, Bard entered into an agreement that provided for the merger of Bard with a subsidiary of Tyco International Ltd. ("Tyco"). On February 6, 2002, Bard and Tyco agreed to terminate the merger agreement. Each party agreed to bear its own costs and expenses. Neither company will pay a break-up fee.

Cardiology Dispositions - In 1998, the company announced a series of strategic dispositions of its cardiology businesses. The first in the series was the company's 1998 sale of its cardiac cath lab business followed in 1999 with the sale of the company's cardiopulmonary business. In the first quarter of 2000, the company settled all remaining open issues related to the 1998 dispositions of its cardiology businesses and recorded a pretax gain of $15.4 million.

Endologix - In 1999, the company entered into an exclusive agreement with Endologix, Inc. The agreement, as amended, included an exclusive and irrevocable option to acquire before the end of 2000 all of the remaining capital stock of Endologix, Inc. not already owned by Bard. In December 2000, the company announced that it would not exercise its option to acquire the remaining stock of Endologix, Inc. The company recorded a pretax charge of $40.3 million for the write-off of the Endologix options and related assets and liabilities. Please refer to Note 11, Other (Income) Expense, Net of the notes to consolidated financial statements.

3. Income Tax Expense

The provision for income taxes is based on income before income taxes reported for financial statement purposes. The components of earnings before income taxes were:
(dollars in millions)	2002	2001	2000
United States	$98.5	$106.3	$66.7
Foreign	112.5	98.6	87.3
Income before taxes	$211.0	$204.9	$154.0

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Income Tax Expense (continued)

The following is the composition of income tax provision:
(dollars in millions)	2002	2001	2000
Taxes currently payable
U.S. Federal	$32.8	$36.9	$14.5
Foreign	17.3	14.5	14.4
State	6.4	7.3	4.2
Total currently payable	$56.5	$58.7	$33.1

Deferred tax expense (benefit)
U.S. Federal	$1.0	$1.7	$13.3
Foreign	(1.5)	1.2	(0.1)
State	---	0.1	0.8
Total currently payable	$(.5)	$3.0	$14.0

Total income tax provision	$56.0	$61.7	$47.1

On certain items, deferred income taxes arise due to the different tax treatment between financial reporting and tax accounting. This differing treatment creates items known as "temporary differences". To recognize the future tax consequences of such differences, the company applies enacted statutory rates. The company's net deferred tax assets are recorded in either other current assets or other assets. At December 31, the company's deferred tax assets and deferred tax liabilities consisted of the following:
(dollars in millions)	2002	2001
Deferred tax assets
Employee benefits	$17.6	$22.2
Inventory related	17.1	11.7
Receivables / rebates	8.1	7.1
Nonrecurring items	11.9	13.6
Accrued expenses / other	13.8	13.5
Total deferred tax assets	$68.5	$68.1

Deferred tax liabilities
Accelerated depreciation/amortization	$6.7	$6.8
Total deferred tax liabilities	$6.7	$6.8

Deferred tax assets, net	$61.8	$61.3

Although realization is not assured, the company believes it is more likely than not that all of its deferred tax assets will be realized.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Income Tax Expense (continued)

The following is a reconciliation between the effective income tax rate and the United States federal statutory rate:
	2002	2001	2000
U.S. federal statutory income tax rate	35%	35%	35%
Increase (decrease) in tax rate resulting from:
State income taxes net of federal benefit	2%	3%	3%
Operations taxed at less than U.S. rate	(11)%	(9)%	(9)%
Other, net	1%	1%	2%

Effective tax rate	27%	30%	31%

Currently, the company's operations in Puerto Rico, Malaysia and the Netherlands have various tax incentive grants. In the third quarter of 2002, the company received a new tax grant at a lower tax rate for its Puerto Rican manufacturing operations. The lower grant rate was retroactively applied to the period from July 1, 2001 to June 30, 2002, and, accordingly, a $3.5 million nonrecurring tax credit was booked in the third quarter of 2002 related to this grant. Unless extended further, the company's tax incentive grants will expire between fiscal 2009 and 2016. The elimination of goodwill amortization in 2002 per FAS 142 impacted the company's effective tax rate, as the majority of the company's goodwill amortization was not tax-deductible.

Cash payments for income taxes were $39.1 million, $47.1 million and $30.2 million in 2002, 2001 and 2000, respectively. The company has not provided for federal income taxes on the undistributed earnings of its foreign operations as it is the company's intention to permanently reinvest undistributed earnings (approximately $792.23 million7 as of December 31, 2002). The United States Internal Revenue Service has settled its audits with the company for all years through calendar 1995.

4. Goodwill and Intangible Assets

In July 2001, the FASB issued Statements of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 142 was effective for the company as of January 1, 2002. FAS 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives are no longer to be amortized but rather are to be tested for impairment annually or more frequently if impairment indicators arise. None of the company's intangible assets have an indefinite life. Intangible assets with finite lives continue to be amortized on a straight-line basis over their useful lives. Goodwill and intangible assets have been recorded at either incurred or allocated cost. Allocated costs were based on respective fair values at the date of acquisition. In prior year periods, goodwill amortization was recorded in marketing, selling and administrative expense. Following is a reconciliation showing net income and earnings per share, as reported for the twelve months ended December 31, 2002, 2001 and 2000, respectively, as adjusted to exclude the amortization of goodwill:

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Goodwill and Intangible Assets (continued)

(dollars in thousands except per share amounts)	For the Years Ended December 31,
	2002	2001	2000
Net income, as reported - GAAP basis	$155,000	$143,200	$106,900
Tax-adjusted goodwill amortization	---	12,300	12,500
Net income - adjusted	$155,000	$155,500	$119,400

Diluted earnings per share - GAAP basis	$2.94	$2.75	$2.09
Impact of tax-adjusted goodwill amortization	---	0.24	0.24
Diluted earnings per share - adjusted	$2.94	$2.99	$2.33

As required by FAS 142, the company has reassessed the remaining amortization periods of intangible assets acquired on or before June 30, 2001 and assigned all goodwill to reporting units for impairment testing. During the second quarter of 2002, the company completed its initial test of goodwill impairment as of January 1, 2002, and determined that goodwill was not impaired. The impairment tests involved the use of both estimates of market value for the company's reporting units as well as discounted cash flow assumptions. Discount rates were based on market rates. There were no material changes to goodwill as a result of acquisitions or dispositions. Impairment tests were updated for fiscal year 2002. The impact of currency translation increased the value of goodwill by approximately $4.8 million for the twelve months ended December 31, 2002. Balances of acquired intangible assets were as follows:
(dollars in millions)	December 31, 2002
	Original Cost	Accumulated Amortization	Translation/Other	Carrying Value	Useful Life
Patents	$65.3	$(28.2)	$0.0	$37.1	5-17
Distribution agreements	20.6	(8.0)	0.0	12.6	5-26
Licenses	20.2	(9.8)	(.1)	10.3	5-15
Other intangibles	21.9	(12.1)	(4.6)	5.2	3-16
Subtotal intangibles	128.0	(58.1)	(4.7)	65.2	---
Goodwill	423.6	(93.5)	(14.0)	316.1	---
Total intangibles and goodwill	$551.6	$(151.6)	$(18.7)	$381.3	---

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Goodwill and Intangible Assets (continued)
(dollars in millions)	December 31, 2001
	Original Cost	Accumulated Amortization	Translation/Other	Carrying Value	Useful Life
Patents	$47.0	$(22.2)	$0.0	$24.8	5-17
Distribution agreements	20.4	(6.8)	0.0	13.6	5-26
Licenses	19.6	(6.8)	(0.1)	12.7	5-15
Other intangibles	22.4	(8.8)	(4.0)	9.6	3-16
Subtotal intangibles	109.4	(44.6)	(4.1)	60.7	---
Goodwill	420.7	(93.7)	(18.8)	308.2	---
Total intangibles and goodwill	$530.1	$(138.3)	$(22.9)	$368.9	---

Actual and forecasted amortization expense for the years 2002 through 2007 are as follows:
(dollars in millions)	2002	2003	2004	2005	2006	2007
Annual amortization expense	$13.3	$11.1	$10.9	$7.8	$5.7	$4.3

5. Short-Term Borrowings and Long-Term Debt

The company maintains a commercial paper program and committed credit facilities that support the company's commercial paper program. The committed facilities can also be used for other corporate purposes. In 2000, the company replaced its maturing $300.0 million committed credit facility with a $200.0 million five-year committed credit facility that matures in May of 2005 and a $100.0 million 364-day committed credit facility that last matured in May of 2002. The 364-day committed credit facility was renewed during the second quarter of 2002 on substantially the same terms and matures in May of 2003. These facilities carry variable market rates of interest and require annual commitment fees. There were no commercial paper borrowings during 2002. The maximum amount of commercial paper outstanding during 2001 was approximately $57.5 million with an average outstanding balance of $31.2 million and an effective interest rate of 5.11%. There were no commercial paper borrowings at either December 31, 2002 or December 31, 2001.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Short-Term Borrowings and Long-Term Debt (continued)

The following is a summary of long-term debt at December 31:
(dollars in thousands)	2002	2001
6.70% notes due 2026	$149,900	$149,900
7.86% mortgage loan	1,500	2,200
Commercial paper classified as long-term debt	---	---
Other long-term debt	1,700	5,100
	153,100	157,200
Less: amounts classified as current	900	800
Total	$152,200	$156,400

In October of 2002, the company notified the Puerto Rico Industrial Medical and Environmental Pollution Control Facilities Financing Authority of its intention to prepay its $3.5 million adjustable rate industrial revenue bond, 1984 Series A. The company prepaid the principal amount of $3.5 million in December of 2002. The 6.70% notes due 2026 may be redeemed at the option of the note holder on December 1, 2006, at a redemption price equal to the principal amount. Assuming maturity, the market value of the notes approximates $156.2 million at December 31, 2002. Cash payments on interest equal $10.6 million, $12.2 million and $17.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. At December 31, 2002, the aggregate maturities of long-term debt were as follows: 2003 - $0.9 million; 2004 - $0.7 million; 2005 - $0.1 million; 2006 - $0.6 million; 2007 - $0.0 million; 2008 and thereafter - $150.8 million.

Certain of the company's debt agreements contain customary representations, warranties and default provisions as well as restrictions that, among other things, require the maintenance of minimum net worth and operating cash flow levels and limit the amount of debt that the company may have outstanding. As of December 31, 2002, the company was in compliance with all such covenants.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Derivative Instruments

Bard's objective in managing its exposures to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with assets, liabilities and anticipated commitments denominated in foreign currencies. The company does not utilize derivative instruments for trading or speculation purposes. No derivative instruments extend beyond December 31, 2003. The company has formally documented the relationships between hedging instruments and hedged items, as well as its risk management objectives. All derivative instruments are recognized on the balance sheet at fair value. Hedge accounting is followed for derivatives that have been designated and qualify as fair value and cash flow hedges. For derivatives that have been designated and qualify as fair value hedges, the changes in the fair value of highly effective derivatives, along with changes in the fair value of the hedged assets that are attributable to the hedged risks, are recorded in current period earnings. For derivatives that have been designated and qualify as cash flow hedges, changes in the fair value of the effective portion of the derivatives' gains or losses are reported in other comprehensive income. The company believes that all derivative instruments utilized are highly effective hedging instruments because they are denominated in the same currency as the hedged item and because the maturities of the derivative instruments match the timing of the hedged items. It is the company's policy that in the event that an anticipated hedged transaction is determined to be not likely to occur, the company would reverse the associated amounts in accumulated other comprehensive income to other (income) expense, net. It is the company's policy to record any hedge ineffectiveness to other (income) expense, net. The table below shows the notional amounts and fair value of the company's currency-related forward contracts and purchased options as of December 31, 2002 and 2001, respectively.

(dollars in thousands)	December 31, 2002		December 31, 2001
	Notional Value	Fair Value	Notional Value	Fair Value
Yen forward currency agreements	$300	$300	$200	$200
Peso forward currency agreements	$20,000	$20,400	$0	$0
Purchased Euro put options	$39,600	$600	$0	$0

A roll forward of the company's currency-related forward contracts and options for the twelve months ended December 31, 2002 is as follows:
(dollars in thousands)	Yen forwards	Peso forwards	Euro put options
December 31, 2001 notional amount	$200	$0	$0
New agreements	2,400	28,000	62,700
Expired agreements	(2,300)	(8,000)	(23,100)
December 31, 2002 notional amount	$300	$20,000	$39,600

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Derivative Instruments (continued)

The fair value of financial instruments was estimated by discounting expected cash flows using quoted foreign exchange rates as of December 31, 2002 and December 31, 2001. Judgment was employed in developing estimates of fair value; accordingly, the estimates presented herein are not necessarily indicative of the amounts that the company could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have an effect on the estimated fair value amounts. At December 31, 2002 the net fair value of option-based products and the incremental mark-to-market of forward currency agreements are recorded in Other Current Assets. During 2002, the company reclassified $500,000 of accumulated other comprehensive losses to other (income) expense, net as hedged intercompany balances were settled and as anticipated currency needs arose. This reclassification had $150,000 of associated tax effects.

7. Commitments and Contingencies

The company is subject to various legal proceedings and claims, including claims of alleged personal injuries as a result of exposure to natural rubber latex gloves distributed by the company and other product liability matters, environmental matters and disputes on agreements which arise in the ordinary course of business. In addition, the company operates in an industry susceptible to significant patent legal claims. At any given time, the company generally is involved as both a plaintiff and defendant in a number of patent infringement actions. Patent litigation can result in significant royalty or other payments or result in injunctions that can prevent the sale of products.

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

The company is subject to numerous federal, state, local and foreign environmental protection laws governing, among other things, the generation, storage, use and transportation of hazardous materials and emissions or discharges into the ground, air or water. The company is or may become a party to proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, the Resource Conservation and Recovery Act and similar state laws. These proceedings seek to require the owners or operators of contaminated sites, transporters of hazardous materials to the sites and generators of hazardous materials disposed of at the sites to clean up the sites or to reimburse the government for cleanup costs. In most cases, there are other potentially responsible parties that may be liable for any remediation costs. In these cases, the government alleges that the defendants are jointly and severally liable for the cleanup costs; however, these proceedings are

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Commitments and Contingencies (continued)

frequently resolved so that the allocation of cleanup costs among the parties more nearly reflects the relative contributions of the parties to the site situation. The company's potential liability varies greatly from site to site. For some sites the potential liability is de minimis and for others the costs of cleanup have not yet been determined.

The company believes that the outcomes of these proceedings and claims will likely be disposed of over an extended period of time. In some cases, the claimants seek damages, as well as other relief, which, if granted could require significant expenditures. However, while it is not feasible to predict the outcome of many of these proceedings, based upon the company's experience, current information and applicable law, the company does not expect these proceedings to have a materially adverse effect on consolidated financial position or liquidity, but could possibly be material to the consolidated results of operations of any one period.

The company is committed under noncancelable operating leases involving certain facilities and equipment. The minimum annual rentals under the terms of these leases are as follows: 2003 - $14.5 million; 2004 - $9.5 million; 2005 - $5.7 million; 2006 - $4.9 million; 2007 - $4.1 million and thereafter - $2.9 million. Total rental expense for operating leases and month-to-month leases approximated $20.3 million in 2002, $19.7 million in 2001 and $20.6 million in 2000.

8. Stock Rights

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Shareholders' Investment

The company grants stock options, stock awards and restricted stock to certain directors, officers and employees through the 1993 Long Term Incentive Plan of C. R. Bard, Inc., as amended ("the 1993 Plan"), and the 1988 Directors Stock Award Plan of C. R. Bard, Inc., as amended. On April 17, 2002, shareholders approved an amendment to the 1993 Plan increasing the number of shares authorized to be issued from 9.5 million to 11.5 million. At December 31, 2002, approximately 2.5 million shares were reserved for issuance under the company's long-term incentive plans. Total compensation cost for stock-based compensation awards was $11.3 million, $7.0 million and $6.9 million for the fiscal years ended December 31, 2002, 2001 and 2000. For awards with fixed compensation expense and pro rata vesting, the company records unearned compensation in shareholders' investment and recognizes expense on a straight-line basis over the vesting period. No modifications have been made to the terms of any outstanding awards. In addition to the incentive plans described above, the company has two employee share purchase plans.

Stock Options - The company grants stock options to directors and certain officers and employees at prices equal to the fair market value of the company's common stock at the date of grant. Currently outstanding options become exercisable over a four to nine year period. Certain option grants in 1997 and substantially all option grants since 1998 have acceleration features based upon performance criteria. In 1999 and 2001, the company made special awards of performance-based stock options to certain executives of approximately 661,500 and 1,207,500, respectively. The exercise prices of these performance-based stock options were equal to the market value of the company's common stock at the date of grant. These performance-based stock options become exercisable no later than the ninth anniversary after the date of grant, and may become exercisable on an accelerated basis if the company reaches certain performance criteria.

The following tables summarize information regarding total stock option activity and amounts.
	2002		2001		2000
Options	Number of Shares	Wt. Avg. Ex. Price	Number of Shares	Wt. Avg. Ex. Price	Number of Shares	Wt. Avg. Ex. Price
Outstanding - January 1,	3,708,141	$42.90	4,205,440	$41.84	3,936,814	$39.13
Granted	916,000	$52.31	1,384,000	$43.82	832,992	$49.98
Exercised	(518,679)	$32.58	(1,704,828)	$40.48	(396,593)	$31.06
Canceled	(126,557)	$47.71	(176,471)	$48.15	(167,773)	$44.16
Outstanding - December 31,	3,978,905	$46.26	3,708,141	$42.90	4,205,440	$41.84
Exercisable	1,845,830	$42.96	2,218,725	$40.21	2,043,641	$33.83

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Shareholders' Investment (continued)
Range of Exercise Prices	Outstanding at 12/31/02	Weighted Average Remaining Life	Weighted Average Exercise Price	Exercisable at 12/31/02	Weighted Average Exercise Price
$10 to 30	94,209	1.8	$26.80	94,209	$26.80
$30 to 35	144,619	3.4	$32.85	144,619	$32.85
$35 to 40	235,175	4.2	$37.20	235,175	$37.20
$40 to 45	1,414,500	7.8	$43.22	708,325	$42.82
$45 to 50	457,112	6.8	$48.28	382,049	$48.17
$50 to 55	1,627,090	8.1	$51.91	280,053	$51.64
$55 to 60	6,200	9.7	$56.29	1,400	$56.08
$10 to 60	3,978,905	7.3	$46.26	1,845,830	$42.96

Stock Purchase Plans - Under the company's Management Stock Purchase Plan ("MSPP") established in 1998, all management-level employees can purchase the company's stock at a discounted price with all or a portion of their annual bonus. Employees must contribute at least 25% of their annual bonuses to the MSPP to the extent they have not satisfied the stock ownership guidelines established for them by the Board of Directors. MSPP shares are restricted from sale or transfer for a vesting period from purchase date. Only shares related to the MSPP discount may be forfeited if the employee terminates during the vesting period. Dividends are paid on MSPP shares and the participant has the right to vote all MSPP shares. In 2001, the MSPP was suspended in accordance with the Tyco Merger Agreement and the associated 2001 benefit to participants under this plan was replaced with a cash award paid during 2002. Following the termination of the Tyco Merger Agreement, the MSPP, which does not require shareholder approval, was reinstated and modified. The modified MSPP provides a discount of 30% on stock purchases and a four-year vesting period. Share purchases related to the 2002 bonus will be made based on bonus awards to be made in 2003. MSPP purchase activity for December 31, 2001 and 2000 is summarized below.
	2000 Bonus	1999 Bonus
Date purchased	February 14, 2001	February 9, 2000
Shares purchased	116,000	123,000
Discount	25%	25%
Discounted share price	$33.10	$32.53
Vesting period	Three years	Three years
Unamortized stock purchase expense	$200,000	$0

The company recognized $0.6 million, $1.3 million and $1.5 million of compensation expense through December 31, 2002, 2001 and 2000, respectively, related to the amortization of MSPP discounts.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Shareholders' Investment (continued)

Under the company's ESPP, domestic employees and certain foreign employees can purchase Bard stock at a 15% discount to the lesser of the market price at the beginning or ending date of the six-month periods ending June 30th and December 31st. Employees may elect to make after-tax payroll deductions of between 1% to 10% of compensation as defined by the plan or employees may make lump sum contributions of 10% of compensation as defined by the plan up to a maximum of $20,000 per year. The ESPP meets the requirements of Section 423 of the Internal Revenue Code of 1986 and, based upon the guidance in APB 25 and related interpretations, is considered a noncompensatory plan. Accordingly, the company records no compensation expense for the ESPP. Employee payroll deductions are for six-month periods beginning each January 1 and July 1. Shares of the company's common stock are purchased on June 30 or December 31 or the following business day. Purchased shares are restricted for sale or transfer for a six-month vesting period. All participant funds received prior to the ESPP purchase dates are held as company liabilities without interest or other increment. No dividends are paid on employee contributions until shares are purchased. The ESPP was suspended in accordance with the Tyco Merger Agreement after the July 2, 2001 ESPP purchase and resumed after the termination of the Tyco Merger Agreement. The first accumulation period for the reinstated ESPP began on July 1, 2002. The ESPP purchase activity through December 31, 2002 is summarized below.

Date Purchased	Shares Purchased	Purchase Price
December 31, 2002	32,000	$47.64
July 2, 2001	34,000	$39.69
January 2, 2001	45,000	$39.69

Stock Awards - The company may award stock to certain key employees and directors. Shares are granted at no cost to the recipients and are distributed in three separate annual installments. Beginning in 2000, the company began to substitute cash bonuses for stock award grants. During 2002, 2,800 shares were granted. The 2002 grants included certain catch-up grants for 2001 when no grants were made due to the Tyco Merger Agreement. 2,000 shares were granted in the year 2000. The fair value of these awards is charged to expense as the shares are distributed. The company recorded compensation expense related to these awards of $0.2 million, $0.2 million, and $0.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. Restrictions limit the sale or transfer of stock awards until the awarded stock is distributed to the recipient. Dividends are paid on these shares and recipients have the right to vote their respective shares when the shares are distributed.

Restricted Stock - The company may grant restricted stock at no cost to certain management-level employees. Shares are issued to the participants at the date of grant, entitling the participants to dividends and the right to vote their respective shares. Restrictions limit the sale or transfer of shares during a five-year period from the grant date. Beginning in 2002, the company began to substitute stock option awards in lieu of restricted stock grants. During 2002, 2001 and 2000 the company granted approximately 4,500, 72,000 and 79,000 shares, respectively, of restricted stock to eligible employees. The fair value of these restricted shares at the date of grant is amortized to expense ratably over the

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Shareholders' Investment (continued)

restriction period. The company recorded compensation expense related to restricted stock of $3.5 million, $3.7 million and $2.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. The unamortized portion was $3.5 million, $7.23 million and $7.6 million at December 31, 2002, 2001 and 2000, respectively.

Performance-Based Restricted Stock - During the first quarter of 2002, the company made certain grants of performance-based restricted stock units to certain executive officers. The stock underlying the grants will be issued and become eligible for vesting upon the occurrence of certain performance targets or other conditions. No voting or dividend rights are associated with these grants until the underlying shares are issued. Dividend equivalents are paid on the restricted stock units until the underlying shares are issued. Total compensation expense related to these awards was $4.6 million for the year-ended December 31, 2002.

During 1999 and 1997 the company granted 152,000 and 130,000 shares, respectively, of performance-based restricted stock to certain officers. Shares were issued at no cost to the officers entitling them to dividends and the right to vote their respective shares. Restrictions that limit the sale or transfer of these shares expire five years after the company achieves certain performance criteria. The estimated fair value of these performance-based restricted shares is adjusted and amortized to expense ratably over the restriction period. The company recorded compensation expense related to performance-based restricted stock of $2.4 million, $1.8 million and $2.1 million in 2002, 2001 and 2000, respectively. The unamortized portion was $1.4 million, $3.8 million and $6.9 million at December 31, 2002, 2001 and 2000, respectively. The 1999 and 1997 performance-based restricted stock grants are no longer subject to performance restrictions.

10. Postretirement Benefits

The company has defined benefit pension plans that cover substantially all domestic and certain foreign employees. These plans provide benefits based upon a participant's compensation and years of service. The company's objective in funding its domestic tax-qualified plans is to accumulate funds sufficient to provide for all benefits and to satisfy the minimum contribution requirements of ERISA. Outside the United States, the company's objective is to fund international retirement costs over time within the limits of minimum requirements and allowable tax deductions. Plan assets for the United States plan consist of a diversified portfolio of fixed income securities, equity securities and cash equivalents. Plan assets did not include any company securities at December 31, 2002 and 2001, respectively. In addition to its defined benefit pension plans, the company has a defined contribution plan covering substantially all domestic employees and a supplemental defined contribution plan for certain officers and key employees. The amounts charged to income for these plans amounted to $12.7 million in 2002, $10.1 million in 2001, and $11.1 million in 2000.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Postretirement Benefits (continued)

The following tables set forth information relative to the company's defined benefit plans:
(dollars in thousands)	2002	2001
CHANGE IN PROJECTED BENEFIT OBLIGATION AS OF SEPTEMBER 30:
Projected benefit obligation as of previous year	$129,100	$118,100
Service cost	8,000	7,200
Interest cost	8,800	8,200
Actuarial loss	14,900	4,500
Benefits paid	(12,000)	(9,200)
Other	1,600	300
Projected benefit obligation at end of year	$150,400	$129,100

CHANGE IN PLAN ASSETS AS OF SEPTEMBER 30:	2002	2001
Fair value as of previous year	$111,700	$132,200
Actual return	(10,400)	(13,000)
Company contribution	37,300	1,500
Benefits paid	(12,000)	(9,200)
Other	1,300	200
Plan assets at fair value at end of year	$127,900	$111,700

FUNDED STATUS AS OF DECEMBER 31:	2002	2001
Projected benefit obligation in excess of plan assets	$(22,500)	$(17,400)
Unrecognized net loss	58,000	21,800
Unrecognized prior service cost	1,400	1,900
Unrecognized net transition asset	(300)	(300)
Prepaid pension obligation	$36,600	$6,000

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Postretirement Benefits (continued)

The company's prepaid pension obligation is recorded in other assets. Pension costs related to the defined benefit pension plans for the years ended December 31, 2002, 2001 and 2000 are as follows:
(dollars in thousands)	2002	2001	2000
Service cost	$8,000	$7,200	$7,000
Interest cost	8,800	8,200	8,200
Expected return on plan assets	(10,800)	(10,900)	(9,500)
Other	800	500	900
Net periodic pension cost	$6,800	$5,000	$6,600

Weighted average assumptions:	2002	2001	2000
Discount rate	6.40%	7.09%	7.35%
Expected return on plan assets	8.50%	9.38%	8.94%
Rate of compensation increase	4.37%	4.63%	4.85%

An additional minimum pension liability adjustment was required for the company's pension plans in the United Kingdom during 2002, as the accumulated benefit obligation of $16.2 million for those plans exceeded the $12.8 million of pension plan assets for those plans as of the measurement date. The $3.4 million difference was increased by $1.5 million for the net prepaid pension costs for the affected plans, resulting in a gross additional minimum pension liability of $4.9 million. Of this amount, $0.3 million was recorded as an intangible asset and $3.2 million impacted accumulated comprehensive loss, offset by $1.4 million applied to deferred tax assets.

The company does not provide subsidized postretirement health care benefits and life insurance coverage except to a limited number of former employees. The amounts charged to income for these benefits were approximately $760,000 in 2002, $750,000 in 2001, and $750,000 in 2000. Actuarial assumptions included a discount rate of 6.5% and an assumed health care cost trend of 11.0% with an annual reduction of 1.0% until an ultimate health care cost trend rate of 5% is reached. The effect of a 1% annual increase in the assumed cost trend rate would increase the accumulated postretirement benefit obligation at December 31, 2002 by $638,000 and postretirement benefit cost by $46,000. The effect of a 1% annual decrease in the assumed cost trend rate would decrease the accumulated postretirement benefit obligation at December 31, 2002 by $594,000 and postretirement benefit cost by $43,000. Several years ago, the company contribution towards the medical coverage for newer retirees was capped. This cap has lessened the effect of assumed cost trend increases on the accumulated postretirement benefit obligation and the annual expense.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Other (Income) Expense, Net

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

December 31, 2002.
(dollars in thousands)
	2002	2001	2000
Interest income	$(6,500)	$(6,200)	$(3,700)
Foreign exchange losses (gains)	(300)	1,100	(800)
Legal and patent settlements, net	(5,000)	(1,200)	(5,000)
Endologix write-off and asset impairments	---	---	40,300
Acquired R&D	---	800	9,300
Gains from asset dispositions	---	(500)	(11,000)
Divisional and manufacturing restructuring	33,700	---	---
Merger termination costs	6,200	---	---
Other, net	500	100	7,300
Total other (income) expense, net	$28,600	$(5,900)	$36,400

In addition to interest income and exchange gains and losses, 2002 other (income) expense, net includes special charges related to the realignment of certain divisional and manufacturing operations ($33.7 million pretax) and the termination of the proposed Tyco merger ($6.2 million pretax). These charges are offset with the reversal of certain legal accruals ($5.0 million pretax.)

During 2000, the company announced that it would not exercise its option to acquire the remaining capital stock of Endologix, Inc. This decision resulted in a pretax charge of $40.3 million pretax. Additionally during 2000, other (income) expense, net included a net gain of $5.0 million pretax from the settlement of legal and patent infringement claims, a gain of $11.0 million pretax from asset dispositions, a charge of $9.3 million pretax related to the acquisition of several businesses and a charge of $7.3 million pretax related to other items, including $2.8 million pretax in contributions.

Restructuring Charges - Based upon an analysis of divisional and manufacturing operations, the company committed to and approved a restructuring plan for certain divisions and manufacturing facilities. This plan resulted in restructuring charges of $9.1 million pretax in the first quarter of 2002 and a restructuring charge of $24.6 million pretax in the third quarter of 2002. These charges were recorded in other (income) expense, net, and the associated reserves are recorded in accrued expenses. These restructuring charges represent the elimination of approximately 617 employee positions and the closure of five facilities (three manufacturing locations and two administrative offices.)

Other (income) expense, net in the Consolidated Statements of Income is summarized as follows:

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Other (Income) Expense, Net

The following table sets forth an analysis of restructuring accrual activity for the fiscal year ending December 31, 2002:
(dollars in thousands)	December 31, 2002
Restructuring provisions
One-time termination benefits	$19,800
Property, plant and equipment impairment	8,100
Lease termination	2,300
Idle facility costs	3,500

Total restructuring charges in fiscal 2002	33,700

Less:

Cash paid for one-time termination benefits	8,200
Noncash charges	8,400

Balance of accrual as of December 31, 2002	$17,100

Through December 31, 2002, the company has eliminated 116 positions. In accordance with EITF 94-3, the company expects the remaining cash expenditures related to workforce reductions, lease terminations and facility closing costs to be paid out no later than one year from their accrual. The above restructuring charges are based on estimates including estimated fair values of similar facilities, estimated proceeds from asset dispositions and sublease revenue.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Segment Information

The company's management considers its business to be a single segment entity - the manufacture and sale of medical devices. The company's products generally share similar distribution channels and customers. The company designs, manufactures, packages, distributes and sells medical, surgical, diagnostic and patient care devices that are purchased by hospitals, physicians and nursing homes, many of which are used once and discarded. The company's chief operating decision makers evaluate the various global product portfolios on a net sales basis. The company's chief operating decision makers generally evaluate profitability and associated investment on an enterprise-wide basis due to shared geographic infrastructures. The following table represents net sales and identifiable assets by geographic region. Net sales by geographic region are based on the location of the external customer.
(dollars in thousands)	2002	2001	2000
Net sales
United States	$928,700	$862,500	$788,300
Europe	215,200	195,200	186,300
Japan	64,100	61,300	60,000
Rest of World	65,800	62,300	64,200
Total net sales	$1,273,800	$1,181,300	$1,098,800
Income before tax provision	$211,000	$204,900	$154,000

Identifiable assets
United States	$934,800	$948,400	$766,400
Europe	428,500	284,800	244,600
Japan	---	---	600
Rest of World	53,400	46,700	77,600
Total identifiable assets	$1,416,700	$1,279,900	$1,089,200
Capital expenditures	$41,000	$27,400	$19,400
Depreciation and amortization	$426,3000	$53,200	$49,600
The following table presents total net sales by disease state management.
(dollars in thousands)	2002	2001	2000
Vascular	$259,700	$250,900	$241,200
Urology	419,700	390,100	361,200
Oncology	299,000	274,600	253,000
Surgery	229,500	205,200	182,600
Other products	65,900	60,500	60,800
Total net sales	$1,273,800	$1,181,300	$1,098,800

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Interim Financial Information

(dollars in thousands except per share amounts, unaudited)
2002	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
Net sales	$301,900	$317,500	$322,700	$331,700	$1,273,800
Cost of goods sold	$139,500	$147,000	$149,200	$147,000	$582,700
Income before taxes	$48,400	$61,400	$36,700	$64,500	$211,000
Net income	$34,700	$43,900	$29,800	$46,600	$155,000
Per share information:
Basic earnings per share	$0.66	$0.84	$0.58	$0.90	$2.98
Diluted earnings per share	$0.65	$0.83	$0.57	$0.89	$2.94

In addition to interest income and exchange gains and losses, third quarter 2002 other (income) expense, net includes special charges related to the realignment of certain divisional and manufacturing operations ($24.6 million pretax). These special charges and a $3.5 million tax credit included in income tax provision related to a change in a statutory tax rate. In addition to interest income and exchange gains and losses, first quarter 2002 other (income) expense, net includes special charges related to the termination of the Tyco merger ($6.2 million pretax), divisional and manufacturing consolidation projects ($2.6 million pretax) and corporate severance related costs ($6.5 million pretax). These charges are offset with the reversal of certain legal accruals ($5.0 million pretax).

2001	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
Net sales	$284,800	$295,900	$297,800	$302,800	$1,181,300
Cost of goods sold	$132,500	$138,200	$139,500	$140,300	$550,500
Income before taxes	$47,400	$50,000	$51,200	$56,300	$204,900
Net income	$33,200	$35,000	$35,700	$39,300	$143,200
Per share information:
Basic earnings per share	$0.65	$0.69	$0.70	$0.76	$2.80
Diluted earnings per share	$0.65	$0.68	$0.68	$0.74	$2.75

C. R. BARD, INC. AND SUBSIDIARIES

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The information contained under the caption "Independent Public Accountants" under the company's definitive Proxy Statement for its 2003 annual meeting of shareholders is incorporated herein by reference.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors of the Registrant

Information with respect to Directors of the company is incorporated herein by reference to the material contained under the heading "Proposal No. 1 - Election of Directors" in the company's definitive Proxy Statement March 8for its 2003 annual meeting of shareholders.

Executive Officers of the Registrant

Information with respect to Executive Officers of the company begins on page I-11 of this filing. Information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the company's definitive Proxy Statement for its 2003 annual meeting of shareholders is incorporated herein by reference.

Item 11. Executive Compensation

The information contained under the caption "Executive Compensation" in the company's definitive Proxy Statement for its 2003 annual meeting of shareholdersMarch 8 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information contained under the captions "Securities Ownership of Certain Beneficial Owners" and "Securities Ownership of Management" in the company's definitive Proxy Statement for its 2003 annual meeting of shareholders March 8is incorporated herein by reference.

Information with respect to Equity Compensation Plan Information is on page II-2 of this filing.

Item 13. Certain Relationships and Related Transactions

The information contained under the caption "Related Transactions" in the company's definitive Proxy Statement for its 2003 annual meeting of shareholders is incorporated herein by reference.

Item 14. Controls and Procedures

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

C. R. BARD, INC. AND SUBSIDIARIES

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)

l. Financial Statements. See Index to Consolidated Statements at Item 8 page II-20 of this report.

2. Financial Statement Schedules.

Schedule II. Valuation and Qualifying Accounts for the year ended December 31, 2002.

	Balance	Charges to		Balance
	Beginning	Costs and		End
(dollars in thousands)	of Year	Expenses	Deductions (1)	of Year

Year Ended December 31, 2002
Allowance for inventory obsolescence	$34,800	$18,800	$(18,100)	$35,500
Allowance for doubtful accounts	17,800	2,400	(1,100)	19,100
Allowance for product warranty	1,500	1,600	(1,400)	1,700
Totals	$54,100	$22,800	$(20,600)	$56,300

  Primarily includes writeoffs or in the case of warranty, costs incurred to fulfill such obligations.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

C. R. BARD, INC. AND SUBSIDIARIES

3. Exhibits

Number
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

10d*	C. R. Bard, Inc. 1990 Stock Option Plan, filed as Exhibit 10h to the company's 1993 Annual Report on Form 10-K, is incorporated herein by reference.
10e*	C. R. Bard, Inc. 1989 Employee Stock Appreciation Rights Plan, filed as Exhibit 10i to the company's 1993 Annual Report on Form 10-K, is incorporated herein by reference.
10f*	C. R. Bard, Inc. Amended Agreement and Plans Trust amended and restated as of April 15, 2002 filed as Exhibit 10f to the company's June 30, 2002 Form 10-Q, is incorporated by reference..
10g*

Forms of Supplemental Insurance/Retirement Plan, Plan I - For new corporate officer when previous agreement as non-officer exists, Plan II - For new corporate officer when no previous agreement exists, filed as Exhibit 10k to the company's 1993 Annual Report on Form 10-K, is incorporated herein by reference.

10h*

Stock Equivalent Plan For Outside Directors of C. R. Bard, Inc. amended and restated as of October 10, 2001, filed as Exhibit 10h to the company's 2001 Annual Report on Form 10-K, is incorporated by reference.

C. R. BARD, INC. AND SUBSIDIARIES

3. Exhibits (continued)

Number
10i*

Deferred Compensation Contract Deferral of Directors' Fees, as amended, between C. R. Bard, Inc. and William T. Butler, M.D., Regina E. Herzlinger, and Robert P. Luciano, filed as Exhibit 10m to the company's 1993 Annual Report on Form 10-K, is incorporated herein by reference.

10j*	1988 Directors Stock Award Plan of C. R. Bard, Inc. amended and restated as of March 1, 2002, filed as Exhibit 10j to the company's Annual Report on Form 10-K, is incorporated by reference.
10k*	C. R. Bard, Inc. Excess Benefit Plan as of July 13, 1988, filed as Exhibit 10o to the company's 1993 Annual Report on Form 10-K, is incorporated herein by reference.
10l*	C. R. Bard, Inc. Supplemental Executive Retirement Plan, dated as of July 13, 1988, filed as Exhibit 10p to the company's 1993 Annual Report on Form 10-K, is incorporated herein by reference.
10m*

C. R. Bard, Inc. 1994 Executive Bonus Plan, filed as Exhibit 10 to the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, File No. 1-6926, is incorporated herein by reference.

10n*	C. R. Bard, Inc. Long-Term Performance Incentive Plan effective as of January 1, 1977, filed as Exhibit 10r to the company's 1993 Annual Report on Form 10-K, is incorporated herein by reference.
10o*	Forms of Deferred Compensation Contract Deferral of Discretionary Bonus, filed as Exhibit 10s to the company's 1993 Annual Report on Form 10-K, is incorporated herein by reference.
10p*	Forms of Deferred Compensation Contract Deferral of Salary, filed as Exhibit 10t to the company's 1993 Annual Report on Form 10-K, is incorporated herein by reference.
10q*	1993 Long Term Incentive Plan of C. R. Bard, Inc., as amended effective October 9, 2002, filed as Exhibit 10q to the company's September 30, 2002 Form 10-Q, is incorporated by reference.
10r*	John H. Weiland Change of Control Agreement, dated as of March 11, 1996, filed as Exhibit 10w to the company's 1995 Annual Report on Form 10-K, is incorporated herein by reference.
10t*	Timothy M. Ring Change of Control Agreement, dated as of March 12, 1996, filed as Exhibit 10y to the company's 1995 Annual Report on Form 10-K, is incorporated herein by reference.

C. R. BARD, INC. AND SUBSIDIARIES

3. Exhibits (continued)

Number
10v*	Charles P. Grom Change of Control Agreement, dated as of December 11, 1996, filed as Exhibit 10aa to the company's 1996 Annual Report on Form 10-K, is incorporated herein by reference.
10w*	Nadia J. Bernstein Change of Control Agreement, dated as of February 8, 1999, filed as Exhibit 10x to the company's 1998 Annual Report on Form 10-K, is incorporated herein by reference.
10y*	Charles P. Slacik Change of Control Agreement, dated as of January 6, 1999, filed as Exhibit 10y to the company's 1998 Annual Report on Form 10-K, is incorporated herein by reference.
10z*	C. R. Bard, Inc. Management Stock Purchase Plan, amended and restated as of July 10, 2002.
10aa*	1998 Employee Stock Purchase Plan, amended as of December 8, 1999, filed as Exhibit 10aa to the company's 1999 Annual Report on Form 10-K, is incorporated herein by reference.
10ab*

Retirement Plan for Outside Directors of C. R. Bard, Inc., amended and restated as of September 9, 1992, filed as Exhibit 10ab to the company's 1999 Annual Report on Form 10-K, is incorporated herein by reference.

10ac*	Joseph A. Cherry Change of Control Agreement, dated as of June 30, 2000 filed as Exhibit 10ac to the company's June 30, 2000 Form 10-Q, is incorporated herein by reference.
10ad*	Susan Alpert, Ph.D., M.D. Change of Control Agreement, dated as of October 10, 2000 filed as Exhibit 10ad to the company's September 30, 2000 Form 10-Q, is incorporated herein by reference.
10ae*	Todd C. Schermerhorn Change of Control Agreement, dated as of October 14, 1998 filed as Exhibit 10ac to the company's September 30, 1998 Form 10-Q, is incorporated herein by reference.
10af*	James L. Natale Change of Control Agreement, dated as of October 14, 1998 filed as Exhibit 10ad to the company's September 30, 1998 Form 10-Q, is incorporated herein by reference.
10ag*	Supplemental Retirement Benefits for William H. Longfield dated October 11, 2000, as amended.
10ah*	Employment Letter with Joseph A. Cherry effective June 30, 2000 filed as Exhibit 10ah to the company's 2001 Annual Report on Form 10-K, is incorporated herein by reference.

C. R. BARD, INC. AND SUBSIDIARIES

3. Exhibits (continued)

Number
10ai*	Employment Letter with Susan Alpert, Ph.D. M.D. effective October 10, 2000 filed as Exhibit 10ai to the company's 2001 Annual Report on Form 10-K, is incorporated herein by reference.
10aj*	Robert L. Mellen Change of Control Agreement, dated as of May 1, 2002 filed as Exhibit 10aj to the company's June 30, 2002 Form 10-Q, is incorporated herein by reference.
10ak*	Bronwen K. Kelly Change of Control Agreement, dated as of May 1, 2002 filed as Exhibit 10ak to the company's June 30, 2002 Form 10-Q, is incorporated herein by reference.
10al*	C. R. Bard, Inc. First Amendment To Amended And Restated Supplemental Executive Retirement Agreement With William H. Longfield.
12.1	Computation in Support of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of registrant.
23.1	Independent Auditors' Consent
23.2	Information Regarding Consent of Arthur Andersen LLP
99	Indemnity agreement between the company and each of its directors and officers, filed as Exhibit 99 to the company's 1993 Annual Report on Form 10-K, is incorporated herein by reference.
99.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each of these exhibits listed under the number 10 constitutes a management contract or a compensatory plan or arrangement.

All other exhibits are not applicable.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed by the company for the quarter ended December 31, 2002.

C. R. BARD, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
C. R. BARD, INC. (Registrant)
Date: February 21, 2003	By:	Charles P. Slacik /s/ Charles P. Slacik Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signatures	Title	Date
William H. Longfield /s/ William H. Longfield	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2003

Charles P. Slacik /s/ Charles P. Slacik	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2003

Charles P. Grom /s/ Charles P. Grom	Vice President and Controller (Principal Accounting Officer)	February 21, 2003

C. R. BARD, INC. AND SUBSIDIARIES
Signatures	Title	Date

Marc C. Breslawsky /s/ Marc C. Breslawsky	Director	February 21, 2003

William T. Butler, M.D. /s/ William T. Butler, M.D.	Director	February 21, 2003

T. Kevin Dunnigan /s/ T. Kevin Dunnigan	Director	February 21, 2003

Herbert L. Henkel /s/ Herbert L. Henkel	Director	February 21, 2003

Regina E. Herzlinger /s/ Regina E. Herzlinger	Director	February 21, 2003

Anthony Welters /s/ Anthony Welters	Director	February 21, 2003

Tony L. White /s/ Tony L. White	Director	February 21, 2003

C. R. BARD, INC.

CERTIFICATION PURSUANT TO

RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, William H. Longfield, certify that:

1. I have reviewed this annual report on Form 10-K of C. R. Bard, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 21, 2003

William H. Longfield /s/

William H. Longfield

Chairman of the Board,

Chief Executive Officer

C. R. BARD, INC.

CERTIFICATION PURSUANT TO

RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Charles P. Slacik, certify that:

1. I have reviewed this annual report on Form 10-K of C. R. Bard, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 21, 2003

Charles P. Slacik /s/

Charles P. Slacik

Senior Vice President and Chief Financial Officer

Exhibit 10ag

Supplemental Retirement Benefits for William H. Longfield

  Office space, office equipment and part-time secretarial assistance for so long as Mr. Longfield requests.
  Use of a leased jet, equivalent to the jet maintained by the company, for up to 100 hours annually for five years.
  Continuation of financial planning and tax services consistent with company policy.
  Payment of dues for two country club memberships for five years.
  All stock options granted to Mr. Longfield that are not otherwise exercisable on the date of Mr. Longfield's retirement will vest and each such stock option will be exercisable for the balance of its ten-year term since the grant date, and the shares of common stock of the company that Mr. Longfield received in respect of the discount under the Management Stock Purchase Plan will vest.
  Per company practice, upon retirement, Mr. Longfield may purchase his company car for $1.00.

Exhibit 10al

C. R. BARD, INC.

FIRST AMENDMENT TO

AMENDED AND RESTATED SUPPLEMENTAL

EXECUTIVE RETIREMENT AGREEMENT

WITH WILLIAM H. LONGFIELD

THIS FIRST AMENDMENT TO AMENDED AND RESTATED SUPPLEMENTAL EXECUTIVE RETIREMENT AGREEMENT, dated as of December 11, 2002, is between C. R. BARD, INC., a New Jersey corporation with offices at 730 Central Avenue, Murray Hill, New Jersey 07974 (hereinafter referred to as the "Company"), and WILLIAM H. LONGFIELD, residing at Spruce Hill Farm, 2 Oak Forest Lane, Mendham, N.J. 07945 (hereinafter referred to as the "Executive").

WHEREAS, the Company entered into this an agreement with the Executive entitled "C. R. Bard, Inc. Supplemental Executive Retirement Agreement with William H. Longfield,". effective as of January 12, 1994, as amended (the "January 1994 Agreement"), thereafter amended and restated in its entirety by an agreement entitled "Amended and Restated Supplemental Executive Retirement Agreement with William H. Longfield" dated as of October 11, 2000 (the "October 2000 Agreement"), which rescinded and replaced the January 1994 Agreement in its entirety; and

WHEREAS, the parties wish to amend the October 2000 Agreement,

NOW, THEREFORE, in consideration of the mutual covenants hereinafter set forth, the parties hereto agree as follows:

1. Section 1.7 of the October 2000 Agreement is deleted in its entirety and the following is substituted therefor:

"Compensation" shall mean the salary and bonus compensation paid or payable under the Executive Bonus Plan of C. R. Bard, Inc. to the Executive in each calendar year. Any bonuses deferred to a subsequent calendar year shall be counted in the calendar year in which it otherwise would have been paid or payable. Notwithstanding the foregoing, for the year in which the Benefit Eligibility Date occurs (the "Final Year"), "Compensation" shall mean the annualized annual salary of the Executive in effect immediately prior to the Benefit Eligibility Date (i.e., without regard to pro rating for the portion of the calendar year that shall have elapsed to the Benefit Eligibility Date) together with the bonus compensation paid or payable under the Executive Bonus Plan of C. R. Bard, Inc. to the Executive in the Final Year and prior to the Benefit Eligibility Date. "Average Compensation" shall mean the average of the Compensation paid or payable to the Executive in the five calendar years (including the Final Year notwithstanding that such Final Year may not be a completed calendar year) that provide the highest average of all of the calendar years up to and including the Final Year.

2. Except as provided in section 1 hereof, the October 2000 Agreement remains in full force and effect and without modification.

IN WITNESS WHEREOF, the parties have executed this First Amendment effective as of the date first above written.

ATTEST: C. R. BARD, INC.

Nadia J. Bernstein /s/ By: Bronwen K. Kelly /s/

Nadia J. Bernstein Bronwen K. Kelly

Secretary Vice President

WITNESS:

LaVerne Davis

William H. Longfield /s/

William H. Longfield

Exhibit 10z

C. R. BARD, INC. MANAGEMENT STOCK PURCHASE PLAN

AMENDED AND RESTATED

Article 1. Establishment and Objectives

1.1 Establishment of the Plan. C. R. Bard, Inc., a New Jersey corporation, has established, effective January 1, 1998, thereafter as amended and restated, the C. R. Bard, Inc. Management Stock Purchase Plan (the "Plan"), as set forth in this document. The Plan provides a mechanism for deferral of the receipt of certain bonuses through mandatory and voluntary purchases of restricted stock.

1.2 Objectives of the Plan. The objectives of the Plan are to link the interests of Participants to those of the Company's stockholders; to allow Participants to share in the success of the Company; and to assist in fulfilling the Company stock ownership requirements of Participants.

Article 2. Definitions

Whenever used in the Plan, the following terms shall have the meanings set forth below, and when the meaning is intended, the initial letter of the word shall be capitalized:

"Applicable Fair Market Value" means the lower of (a) the Fair Market Value on the first business day in July of the calendar year preceding the date the bonus otherwise would have been payable; or (b) the Fair Market Value on the date the bonus otherwise would have been payable.

"Board" means the Board of Directors of the Company.

"Bonus Plan" means the Executive Bonus Plan, the Executive Incentive Plan, or any other bonus plan or arrangement of the Company designated by the Committee.

"Change of Control" of the Company means a change of control of the nature that would be required to be reported in response to item 1(a) of the Current Report on Form 8-K as in effect on the Effective Date pursuant to Section 13 or 15(d) of the Exchange Act, provided that, without limitation, a "Change of Control" shall be deemed to have occurred if (i) any person shall become the beneficial owner, as those terms are defined herein, of capital stock of the Company, the voting power of which constitutes 20% or more of the general voting power of all of the Company's outstanding capital stock or (ii) individuals who, as of the Effective Date, constitute the Board (the "Incumbent Board") cease for any reasons to constitute at least a majority of the Board, provided that any person becoming a Director subsequent to the Effective Date whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least three quarters of the Directors comprising the Incumbent Board (other than an election or nomination of an individual whose initial assumption of office is in connection with an actual or threatened election contest relating to the election of the Directors of the Company, which is or would be subject to Rule 14a-11 of the Regulation 14A promulgated under the Exchange Act) shall be, for purposes of the Plan, considered as though such person were a member of the Incumbent Board. No sale to underwriters or private placement of its capital stock by the Company nor any acquisition by the Company, through merger, purchase of assets or otherwise, effected in whole or in part by issuance or reissuance of shares of its capital stock, shall constitute a Change of Control. For purposes of the definition of "Change of Control", the following definitions shall be applicable:

(i) The term "person" shall mean any individual, group, company or other entity.

(ii) Any person shall be deemed to be the beneficial owner of any shares of capital stock of the Company:

(A) which that person owns directly, whether or not of record, or

(B) which that person has the right to acquire pursuant to any agreement or understanding or upon exercise of conversion rights, warrants, or options, or otherwise, or

(C) which are beneficially owned, directly or indirectly (including shares deemed owned through application of clause (B) above), by an "affiliate" or "associate" (as defined pursuant to Rule 12b-2 under the Exchange Act) of that person, or

(D) which are beneficially owned, directly or indirectly (including shares deemed owned through application of clause (B) above), by any other person with which that person or such person's "affiliate" or "associate" (defined as aforesaid) has any agreement, arrangement or understanding for the purpose of acquiring, holding, voting or disposing of capital stock of the Company.

(iii) The outstanding shares of capital stock of the Company shall include shares deemed owned through application of clauses (ii)(B), (C) and (D) above, but shall not include any other shares which may be issuable pursuant to any agreement or upon exercise of conversion rights, warrants or options, or otherwise, but which are not actually outstanding.

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

"Code" means the Internal Revenue Code of 1986, as amended from time to time.

"Committee" means the Compensation Committee of the Board or such other committee as may be appointed by the Board to administer the Plan.

"Company" means C. R. Bard, Inc., a New Jersey corporation, and any successor thereto.

"Deferral Account" means an account on the books of the Company to which Elective Shares and Premium Shares are credited during the Deferral Period.

"Deferral Election" means the election form filed by a Participant with the Committee under Section 4.2.

"Deferral Period" means the period during which Elective Shares and Premium Shares are credited to a Participant's Deferral Account, commencing on the date on which a Participant's deferred bonus compensation would otherwise be paid and ending on the date determined in Section 4.4.

"Deferred Delivery Election" means an election by a Participant to defer delivery of Elective Shares and Premium Shares credited to his Deferral Account to the date he terminates employment with the Company and all Subsidiaries. The Committee shall establish rules and procedures as it deems appropriate for Deferred Delivery Elections.

"Director" means any individual who is a member of the Board.

"Disability" shall mean (a) long-term disability as defined under the Company's long-term disability plan covering that individual, or (b) if the individual is not covered by such a long-term disability plan, disability as defined for purposes of eligibility for a disability award under the Social Security Act.

"Effective Date" means January 1, 1998.

"Elective Shares" means Shares credited to a Participant's Deferral Account which are not initially subject to forfeiture as provided in Section 6.2 or Section 6.3.

"Eligible Employee" means each participant in the Executive Bonus Plan, the Executive Incentive Plan, or any other bonus plan or arrangement of the Company designated by the Committee.

"Exchange Act" means the Securities Exchange Act of 1934, as amended from time to time, or any successor act thereto.

"Executive Bonus Plan" means the C. R. Bard, Inc. 1994 Executive Bonus Plan, as amended.

"Executive Incentive Plan" means the C. R. Bard, Inc. Executive Incentive Plan, as amended.

"Fair Market Value" means, on a specified day, (a) the mean between the high and low sales price for a Share on that day as reported on the New York Stock Exchange - Composite Transactions Tape or, if no sale of Shares shall have occurred on the New York Stock Exchange on that day, on the next preceding day on which there was a sale, or (b) in the case of a simultaneous exercise and sale, the actual price the Participant receives in the open market on the date of the exercise. If the Shares are not traded on the New York Stock Exchange, the Fair Market Value shall be the amount that is reasonably determined by the Committee.

"Participant" means an Eligible Employee who has deferred bonus compensation under Section 4.1(a) or (b).

"Premium Shares" means Shares credited to a Participant's Deferral Account which are initially subject to forfeiture as provided in Section 6.2 or Section 6.3.

"Retirement" means normal or early retirement under the terms of a pension plan of the Company or voluntary termination of employment, provided that in each case the Company must have given its prior consent to treat the person's termination of employment as a Retirement.

"Shares" means the shares of common stock, $.25 par value, of the Company.

"Subsidiary" means any corporation, other than the Company, in an unbroken chain of corporations beginning with the Company if each of the corporations other than the last corporation in the unbroken chain owns stock possessing 50% or more of the total combined voting power of all classes of stock in one of the other corporations in such chain.

Article 3. Administration

3.1 The Committee. The Plan shall be administered by the Committee. The Committee (unless otherwise determined by the Board) shall satisfy the "nonemployee director" requirements of Rule 16b-3 under the Exchange Act and the regulations thereunder and the "outside director" provisions of Code Section 162(m), or any successor regulations or provisions. The members of the Committee shall be appointed from time to time by, and shall serve at the discretion of, the Board. The Committee shall act by a majority of its members at the time in office and eligible to vote on any particular matter, and such action may be taken either by a vote at a meeting or in writing without a meeting.

3.2 Authority of the Committee. Except as limited by law and subject to the provisions herein, the Committee shall have full power to construe and interpret the Plan and any agreement or instrument entered into under the Plan, and establish, amend or waive rules and regulations for the Plan's administration. Further, the Committee shall make all other determinations which may be necessary or advisable for the administration of the Plan. The Committee may delegate its authority to the extent permitted by law and consistent with Section 3.1.

3.3 Decisions Binding. All determinations and decisions made by the Committee pursuant to the provisions of the Plan shall be final, conclusive and binding on all persons, including the Company, its stockholders, the Board, all Subsidiaries, employees, Participants and their estates and beneficiaries.

Article 4. Automatic and Elective Deferrals

4.1 Deferral of Bonus Compensation

(a) 25% of each bonus payable to an Eligible Employee under any Bonus Plan for each year commencing on or after the Effective Date shall be automatically deferred under the Plan unless the Eligible Employee has satisfied the Share ownership requirements established for him by the Board and notified the Committee in accordance with Section 4.2.

(b) Subject to the terms and provisions of the Plan, an Eligible Employee may elect to defer the payment of all or any portion of the remaining 75% of any bonus payable to him under any Bonus Plan for any year commencing on or after the Effective Date.

4.2 Deferral Election. An Eligible Employee who elects a voluntary deferral of bonus compensation pursuant to Section 4.1(b) for a given year shall file with the Committee a Deferral Election that shall specify the amount of deferral for that year. An Eligible Employee who has satisfied his Share ownership requirements and who declines participation in the Plan for a given year shall notify the Committee in his Deferral Election for that year. The Committee shall establish rules and procedures as it deems appropriate for Deferral Elections.

4.3 Deferral Accounts. The Company shall establish a Deferral Account for each Participant. A Participant's Deferral Account shall be credited as of the date the bonus otherwise would have been payable with:

(a) a number of Elective Shares (rounded up to the next whole Share) equal to the amount deferred under Section 4.1 divided by the Applicable Fair Market Value on that date; plus

(b) a number of Premium Shares determined as follows:

Step 1: Determine the Applicable Fair Market Value as of the date the bonus otherwise would have been paid.

Step 2: Step 2: Multiply such Applicable Fair Market Value by 75%. From and after January 1, 2003, multiply such Applicable Fair Market Value by 70%.

Step 3: Divide the total dollar amount deferred under Section 4.1 by the result in Step 2; round up to the next whole number.

Step 4: Subtract the number of Elective Shares determined in Section 4.3(a) from the result in Step 3.

Elective Shares and Premium Shares credited to a Participant's Deferral Account shall be distributed to the Participant (or, if applicable, the Participant's beneficiary) at the end of the applicable Deferral Period in accordance with Article 6.

4.4 Deferral Period. Subject to Article 6, the Deferral Period for Elective Shares and Premium Shares shall end on the later of (a) the third anniversary of the date Elective Shares and Premium Shares credited to the Participant's Deferral Account before January 1, 2003 are so credited, or the fourth anniversary of the date Elective Shares and Premium Shares credited to the Participant's Deferral Account on and after January 1, 2003 are so credited, or (b) if the Participant has made a Deferred Delivery Election and has not terminated employment with the Company and all Subsidiaries on such anniversary, the date he terminates employment with the Company and all Subsidiaries.

Notwithstanding anything to the contrary in the Plan, upon the occurrence of a Change in Control, unless otherwise specifically prohibited under applicable laws, or by the rules and regulations of any governing governmental agencies or national securities exchanges, the Deferral Period for all Shares credited to a Participant's Account shall end.

During the Deferral Period, Elective Shares and Premium Shares credited to a Participant's Deferral Account may not be sold, assigned, transferred, pledged or otherwise encumbered, other than by will or the laws of descent and distribution.

Article 5. Dividends and Voting Rights

Each Participant whose Deferral Account is credited with Elective Shares and Premium Shares shall have the right to receive all dividends paid on such Shares and the right to vote such Shares.

Article 6. Timing and Form of Payout

6.1 In General. Except as otherwise provided in this Article 6, a Participant shall be entitled to receive the Elective Shares and Premium Shares credited to his Deferral Account at the end of the applicable Deferral Period. Delivery of such Shares shall be made after the end of the applicable Deferral Period as soon as administratively feasible following the Participant's request. Notwithstanding anything herein to the contrary, the Committee may defer delivery of any Elective Shares and Premium Shares credited to a Participant's Deferral Account if the delivery of such Shares would constitute compensation to the Participant that is not deductible by the Company or a Subsidiary due to the application of Code Section 162(m); provided, that any such Shares deferred under this sentence shall in any event be delivered to the Participant on or before the January 15 of the first year in which the Participant is no longer a "covered employee" of the Company (within the meaning of Code Section 162(m)) following the end of the Deferral Period.

All Shares issued under the Plan shall be Treasury shares.

6.2 Termination of Employment Due to Death, Retirement or Disability. If the Participant terminates employment with the Company and all Subsidiaries before the end of the Deferral Period by reason of death, Retirement or Disability, the Participant (or in the case of the Participant's death, the Participant's beneficiary) shall be entitled to receive a distribution of the following:

(a) all Elective Shares credited to his Deferral Account; plus

(b) any Premium Shares credited to his Deferral Account for three years or more; plus

(c) a prorated number (rounded up to the next whole share) of any Premium Shares credited to his Deferral Account not included in clause (b) of this section determined as follows:

(i) the product of the number of such Premium Shares which have been credited to the Participant's Deferral Account for 12 months or more but less than two years multiplied by 1/3; plus

(ii) the product of the number of such Premium Shares which have been credited to the Participant's Deferral Account for two years or more but less than three years multiplied by 2/3.

6.3 Termination of Employment for Any Other Reason. If the Participant terminates employment with the Company and all Subsidiaries before the end of the Deferral Period for any reason other than those described in Section 6.2, the Participant shall be entitled to receive a distribution of the following:

(a) all Elective Shares credited to his Deferral Account; plus

(b) any Premium Shares credited to his Deferral Account for three years or more.

6.4 Forfeiture of Unvested Shares. Any Premium Shares credited to a Participant's Deferral Account which are not distributed to the Participant in accordance with this article shall be forfeited.

Article 7. Beneficiary Designation

Each Participant may, from time to time, name any beneficiary or beneficiaries (who may be named contingently or successively) to whom any payment under the Plan is to be paid in case of the death of the Participant. Each such designation shall revoke all prior designations by the same Participant, shall be in a form prescribed by the Committee and shall be delivered to the Committee during the Participant's lifetime. If the Participant's designated beneficiary predeceases the Participant or no beneficiary has been designated, the Participant's beneficiary shall be deemed to be the Participant's spouse or if none, the Participant's estate.

Article 8. Amendment, Modification and Termination

The Board may, at any time and from time to time, alter, amend, modify or terminate the Plan in whole or in part; provided that no termination, amendment or modification of the Plan shall adversely affect in any material way any deferral previously made under the Plan.

Article 9. Withholding

9.1 Tax Withholding. The Company shall have the power and the right to deduct or withhold, or require a Participant to remit to the Company, an amount (either in cash or Shares) sufficient to satisfy federal, state, and local taxes, domestic or foreign, required by law or regulation to be withheld with respect to any taxable event arising as a result of this Plan.

9.2 Share Withholding. With respect to withholding required upon the delivery of Shares previously credited to a Participant's Deferral Account, or upon any other taxable event arising hereunder, the Company may satisfy the minimum withholding requirement for supplemental wages, in whole or in part, by withholding Shares having a Fair Market Value (determined on the date the Participant recognizes taxable income) equal to the withholding tax required to be collected on the transaction. The Participant may elect, subject to the approval of the Committee, to deliver the necessary funds to satisfy the withholding obligation to the Company, in which case there will be no reduction in the Shares otherwise distributable to the Participant.

Article 10. Indemnification

Each person who is or has been a member of the Committee, or of the Board, shall be indemnified and held harmless by the Company against and from any loss, cost, liability, or expense that may be imposed upon or reasonably incurred by such person in connection with or resulting from any claim, action, suit, or proceeding to which such person may be a party or in which such person may be involved by reason of any action taken or failure to act under the Plan and against and from any and all amounts paid by such person in a settlement approved by the Company, or paid by such person in satisfaction of any judgment in any such action, suit, or proceeding against such person, provided such person shall give the Company an opportunity, at its own expense, to handle and defend the same before such person undertakes to handle and defend it. The foregoing right of indemnification shall not be exclusive of any other rights of indemnification to which such persons may be entitled under the Company's Articles of Incorporation or By-Laws, as a matter of law, or otherwise, or any power that the Company may have to indemnify them or hold them harmless.

Article 11. Successors

All obligations of the Company under the Plan or any Deferral Election or Deferred Delivery Election shall be binding on any successor to the Company, whether the existence of such successor is the result of a direct or indirect purchase of all or substantially all of the business and/or assets of the Company, or a merger, consolidation, or otherwise.

Article 12. Miscellaneous

12.1 Employment. Nothing in the Plan shall interfere with or limit in any way the right of the Company or any Subsidiary to terminate any Participant's employment at any time, or confer upon any Participant any right to continue in the employ of the Company or any Subsidiary or to receive a bonus under a Bonus Plan.

12.2 Gender and Number. Except where otherwise indicated by the context, any masculine term used herein also shall include the feminine; the plural shall include the singular and the singular shall include the plural.

12.3 Severability. In the event any provision of the Plan shall be held illegal or invalid for any reason, the illegality or invalidity shall not affect the remaining parts of the Plan, and the Plan shall be construed and enforced as if the illegal or invalid provision had not been included.

12.4 Requirements of Law. The issuance of Shares under the Plan shall be subject to all applicable laws, rules, and regulations, and to such approvals by any governmental agencies or national securities exchanges as may be required.

12.5 Securities Law Compliance. With respect to any individual who is, on the relevant date, an officer, director or ten percent beneficial owner of any class of the Company's equity securities that is registered pursuant to Section 12 of the Exchange Act, all as defined under Section 16 of the Exchange Act, transactions under the Plan are intended to comply with all applicable conditions of Rule 16b-3 under the Exchange Act, or any successor rule. To the extent any provision of the Plan or action by the Committee fails to so comply, it shall be deemed null and void, to the extent permitted by law and deemed advisable by the Committee.

12.6 Restrictions on Share Transferability. The Committee may impose such restrictions on any Shares acquired under this Plan as it deems necessary or advisable, including, without limitation, restrictions under applicable federal securities laws, under the requirements of any stock exchange or market upon which such Shares are then listed and/or traded, and under any blue sky or state securities laws applicable to such Shares.

12.7 Awards to Foreign Nationals and Employees Outside the United States. To the extent the Committee deems it necessary, appropriate or desirable to comply with foreign law or practice and to further the purposes of this Plan, the Committee may, without amending the Plan, establish rules applicable to Eligible Employees who are foreign nationals, are employed outside the United States, or both, including rules that differ from those set forth in this Plan.

12.8 Unfunded Status of the Plan. The Plan is intended to constitute an "unfunded" plan for deferred compensation. With respect to any Elective Shares or Premium Shares credited to a Participant's Deferral Account and not yet paid or delivered to the Participant, nothing contained herein shall give any rights that are greater than those of a general creditor of the Company. The Committee may authorize the creation of trusts or other arrangements to meet the obligations created under the Plan to deliver Shares hereunder consistent with the foregoing.

12.9 Governing Law. To the extent not preempted by federal law, the Plan shall be construed in accordance with and governed by the laws of the State of New Jersey.

Example I: On July 1, 1998 the Fair Market Value is $36.00. The date the bonus for the 1998 calendar year for a Bonus Plan otherwise would have been paid is February 10, 1999. The Fair Market Value on February 10, 1999 is $42.00. The Applicable Fair Market Value is $36.00.

Participant P has not satisfied the Share ownership requirements established for him by the Board. P participates in the Executive Incentive Plan. 25% of any bonus under the Executive Incentive Plan for 1998 will automatically be deferred under Section 4.1(a). He files a Deferral Election to defer all of the remaining 75% of his bonus under Section 4.1(b). On February 10, 1999, a $10,000 bonus would otherwise be payable to P under the Bonus Plan.

The number of Elective Shares credited to P's Deferral Account is 278 ($10,000 / $36.00).

The number of Premium Shares credited to P's Deferral Account is 93, as determined under the steps in Section 4.3(b) as follows:

Step 1: $36.00

Step 2: $36.00 x 75% = $27.00

Step 3: $10,000 / $27.00 = 371

Step 4: 371 - 278 = 93.

Example II: Participant P in Example I under Section 4.3 terminates employment due to Retirement on December 31, 2001. P's Deferral Account consists only of the Elective Shares and Premium Shares credited under Example I. P's distribution under the Plan consists of 278 Elective Shares and 62 Premium Shares, determined as follows:

(a) all Elective Shares credited to P's Deferral Account = 278.

(b) Premium Shares credited to P's Deferral Account for two years or more but less than three years = 93 x 2/3 = 62.

C. R. BARD, INC. AND SUBSIDIARIES

Exhibit 12.1 - Computation of Ratio of Earnings to Fixed Charges
	Year Ended December 31,
	2002	2001	2000	1999	1998	1997

Earnings before taxes	$211,000	$204,900	$154,000	$173,300	$464,400	$104,900
Add(Deduct):
Fixed charges	17,700	19,100	24,500	24,200	31,400	38,200
Undistributed earnings of less than 50% owned companies carried at equity	(1,100)	(2,000)	(2,900)	(2,700)	(800)	(500)
Earnings available for fixed charges	$227,600	$222,000	$175,600	$194,800	$495,000	$142,600

Fixed charges:
Interest, including amounts capitalized	$12,600	$14,200	$19,300	$19,300	$26,400	$32,900
Proportion of rent expense deemed to represent interest factor	5,100	4,900	5,200	4,900	5,000	5,300
Fixed charges	$17,700	$19,100	$24,500	$24,200	$31,400	$38,200

Ratio of earnings to fixed charges	12.86	11.62	7.17	8.05	15.76	3.73

C. R. BARD, INC. AND SUBSIDIARIES

Exhibit 21

Parents and Subsidiaries of Registrant

The following table lists, as of December 31, 2002, the company and its significant subsidiaries and indicates the jurisdiction of organization of each subsidiary and the percentage of voting securities owned by the immediate parent of each subsidiary.
	Where Incorporated	% of Voting Stock

C. R. Bard, Inc.	New Jersey	(Registrant)
B.C.P. Puerto Rico, Inc.	Delaware	100
BCR, Inc.	Delaware	100
Bard Access Systems, Inc.	Utah	100
Bard ASDI, Inc.	New Jersey	100
Bard Canada Inc.	Canada	100
Vas-Cath, Inc.	Canada	100
Bard Reynosa S.A. de C.V.	Mexico	100
Bard Cardiopulmonary, Inc.	Delaware	100
Bard Devices, Inc.	Delaware	100
Davol Inc.	Delaware	100
American Hydro-Surgical Instruments, Inc.	Maryland	100
Davol Surgical Innovations, S.A. de C.V.	Mexico	100
Bard Healthcare, Inc.	Texas	100
Bard Holdings Limited	England	100
Bard Financial Services Ltd.	England	100
Bard Limited	England	100
Bard Sendirian Berhad	Malaysia	85
Bard Sweden AB	Sweden	100
Bard Medical Systems AS	Norway	100
Bard Medical Systems OY	Finland	100
Bard Medical Systems Norden AB	Sweden	100
Davol International Limited	England	100
Bard Implants, Inc.	Delaware	100
Bard International, Inc.	Delaware	100
Bard Australia Pty. Ltd.	Australia	100
Bard Singapore Pty. Ltd.	Singapore	100
Bard Pacific Health Care Company Ltd.	Taiwan	51
C. R. Bard Do Brasil Produtos Medicos Ltda.	Brazil	100
Bard Produtos Plasticos e Medicos Ltda.	Brazil	100

C. R. BARD, INC. AND SUBSIDIARIES

Exhibit 21

Parents and Subsidiaries of Registrant (continued)
	Where Incorporated	% of Voting Stock
Bard MRL Acquisition Corp.	Delaware	100
Bard Shannon Limited	Ireland	100
Angiomed GmbH	Germany	100
Bard Benelux N.V.	Belgium	100
Bard Dublin ITC	Ireland	100
Bard de Espana, S.A.	Spain	100
Bard Portugal Lda.	Portugal	100
Bard European Distribution Center N.V.	Belgium	100
Bard Hellas S.A.	Greece	100
Bard Medica S.A.	Switzerland	100
Bard Mexico Realty, S. de R.L. de C.V.	Mexico	100
Bard S.p.A.	Italy	100
C. R. Bard GmbH	Germany	100
Bard France S.A.S.	France	100
Cardial S.A.S.	France	100
Promur-Productos Medicos e Urologicos Lda.	Brazil	100
Dymax Corporation	Pennsylvania	100
EndoMatrix	Massachusetts	100
IMPRA, Inc.	Arizona	100
MedChem Products, Inc.	Massachusetts	100
Gesco International Inc.	Massachusetts	100
Navarre Biomedical, Ltd.	Minnesota	100
Productos Bard de Mexico S.A. de C.V.	Mexico	100
Productos Para el Cuidada de la Salud, S.A. de C.V.	Mexico	100
ProSeed, Inc.	New Jersey	100
Roberts Laboratories, Inc.	Arizona	100
Shield Healthcare Centers, Inc.	Delaware	100

Exhibit 23.1

Independent Auditors' Consent

The Shareholders and Board of Directors of

C. R. Bard, Inc.:

We consent to the incorporation by reference in the registration statements (Nos. 333-86668, 333-59156, 333-55684, 333-78089, 333-51793, 333-69857, 333-30217, 333-07189, 33-63147, 33-35544 and 33-64874) on Form S-8 and (No. 333-05997) on Form S-3 of C. R. Bard, Inc. and subsidiaries of our report dated January 28, 2003, with respect to the consolidated balance sheet of C. R. Bard, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of income, stockholders' investment, and cash flows, for the year ended December 31, 2002, and the related consolidated financial statement schedule, which report appears in the December 31, 2002, annual report on Form 10-K of C. R. Bard, Inc.

Our report dated January 28, 2003 contains an explanatory paragraph relating to the fact that the consolidated financial statements of C. R. Bard, Inc. and subsidiaries as of December 31, 2001 and for each of the years in the two-year period then ended were audited by other auditors who have ceased operations. As described in Note 4 to the consolidated financial statements, those consolidated financials statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the company as of January 1, 2002. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of C. R. Bard, Inc. and subsidiaries other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

/s/ KPMG LLP

Short Hills, New Jersey

February 21, 2003

Exhibit 23.2

Information Regarding Consent of Arthur Andersen LLP

On May 7, 2002, the Board of Directors of C. R. Bard, Inc. (the "Company"), upon recommendation of the Audit Committee, made a determination not to engage Arthur Andersen LLP ("Arthur Andersen") as the Company's independent public accountants. See the Company's Current Report on Form 8-K filed on May 10, 2002 for additional information. After reasonable efforts, the Company has been unable to obtain Arthur Andersen's written consent to the incorporation by reference into the Company's registration statements (Nos. 333-86668, 333-59156, 333-55684, 333-78089, 333-51793, 333-69857, 333-30217, 333-07189, 33-63147, 33-35544, 33-64874 and 333-05997) (collectively, the "Registration Statements") of Arthur Andersen's previously issued audit report with respect to the Company's consolidated financial statements as of December 31, 2001 and for each of the years in the two year period then ended. Under these circumstances, Rule 437a under the Securities Act of 1933, as amended (the "Securities Act"), permits the Company to file this Annual Report on Form 10-K, which is incorporated by reference into the Registration Statements, without a written consent from Arthur Andersen. However, with respect to transactions in the Company's securities pursuant to the Registration Statements that occur subsequent to the date this Annual Report on Form 10-K is filed with the Securities and Exchange Commission, Arthur Andersen will not have any liability under Section 11(a) of the Securities Act for any untrue statements of a material fact contained in the financial statements audited by Arthur Andersen or any omissions of a material fact required to be stated therein. Accordingly, no claim can be asserted against Arthur Andersen under Section 11(a) of the Securities Act because Arthur Andersen has not consented to the incorporation by reference of its previously issued audit report into the Registration Statements.

Exhibit 99.1

C. R. Bard, Inc.

Certification of Chief Executive Officer

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, William H. Longfield, Chairman and Chief Executive Officer of C. R. Bard, Inc., certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Form 10-K of C. R. Bard, Inc. for the fiscal year ended December 31, 2002, being filed with the Securities and Exchange Commission on the date hereof, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in such Form 10-K fairly presents, in all material respects, the financial condition and results of operations of C. R. Bard, Inc.

William H. Longfield /s/

Name: William H. Longfield

Date: February 21, 2003

Exhibit 99.2

C. R. Bard, Inc.

Certification of Chief Financial Officer

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Charles P. Slacik, Senior Vice President and Chief Financial Officer of C. R. Bard, Inc., certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Form 10-K of C. R. Bard, Inc. for the fiscal year ended December 31, 2002, being filed with the Securities and Exchange Commission on the date hereof, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in such Form 10-K fairly presents, in all material respects, the financial condition and results of operations of C. R. Bard, Inc.

Charles P. Slacik /s/

Name: Charles P. Slacik

Date: February 21, 2003