Form 10-Q
period 2003-03-31
BARD C R INC /NJ/
filed 2003-05-08
CIK 9892

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003

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

Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	X	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at April 28, 2003
Common Stock - $.25 par value	52,045,665

C. R. BARD, INC. AND SUBSIDIARIES

INDEX

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, other than par values)
	March 31, 2003	December 31, 2002
ASSETS	(unaudited)
Current assets:
Cash and short-term investments	$409,600	$383,200
Accounts receivable, net	198,200	183,400
Inventories	154,300	147,100
Other current assets	47,000	44,300
Total current assets	809,100	758,000
Net property, plant and equipment	177,500	168,000
Intangible assets, net of amortization	68,500	65,200
Goodwill	328,200	316,100
Other assets	107,100	109,400
	$1,490,400	$1,416,700
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$1,000	$900
Accounts payable	50,200	46,900
Accrued expenses	174,100	180,700
Federal and foreign income taxes	99,900	88,400
Total current liabilities	325,200	316,900
Long-term debt	152,000	152,200
Other long-term liabilities	67,200	67,200
Shareholders' investment:
Preferred stock, $1 par value, authorized 5,000,000 shares; none issued	---	---
Common stock, $.25 par value, authorized 300,000,000 shares; issued and outstanding 51,752,194 shares at 2003 and 51,602,836 shares at 2002	12,900	12,900
Capital in excess of par value	314,300	286,300
Retained earnings	667,800	640,700
Accumulated other comprehensive loss	(35,100)	(54,500)
Unearned compensation	(13,900)	(5,000)
Total shareholders' investment	946,000	880,400
	$1,490,400	$1,416,700

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(shares and dollars in thousands except per share amounts, unaudited)

	For the Three Months Ended March 31,
	2003	2002

Net sales	$335,900	$301,900

Costs and expenses:
Cost of goods sold	146,200	139,500
Marketing, selling and administrative expense	104,100	88,300
Research and development expense	19,500	14,300
Interest expense	3,100	3,200
Other (income) expense, net	(1,700)	8,200
Total costs and expenses	271,200	253,500

Income before tax provision	64,700	48,400
Income tax provision	17,800	13,700

Net income	$46,900	$34,700

Basic earnings per share	$0.91	$0.66

Diluted earnings per share	$0.89	$0.65

Weighted average common shares outstanding - basic	51,700	52,500

Weighted average common shares outstanding - diluted	52,500	53,200

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

(dollars in thousands except per share amounts, unaudited)
Three Months Ended March 31, 2003	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other ComprehensiveLoss	Unearned Compen-sation	Total
	Shares	Amount
Balance at December 31, 2002	51,602,836	$12,900	$286,300	$640,700	$(54,500)	$(5,000)	$880,400
Net income	---	---	---	46,900	---	---	46,900
Currency translation adjustments/other	---	---	---	---	19,400	---	19,400
comprehensive income							66,300

Cash dividends ($.22 per share)	---	---	---	(11,400)	---	---	(11,400)
Treasury stock retired	(150,000)	---	---	(8,400)	---	---	(8,400)
Employee stock plans	299,358	---	28,000	---	---	(8,900)	19,100
Balance at March 31, 2003	51,752,194	$12,900	$314,300	$667,800	$(35,100)	$(13,900)	$946,000
Three Months Ended March 31, 2002	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Unearned Compen-sation	Total
	Shares	Amount
Balance at December 31, 2001	52,383,718	$13,100	$261,700	$602,100	$(76,400)	$(11,800)	$788,700
Net income	---	---	---	34,700	---	---	34,700
Currency translation adjustments/other	---	---	---	---	(5,900)	---	(5,900)
comprehensive income							28,800

Cash dividends ($.21 per share)	---	---	---	(11,000)	---	---	(11,000)
Treasury stock retired	---	---	---	---	---	---	---
Employee stock plans	214,529	---	9,500	---	---	1,500	11,000
Balance at March 31, 2002	52,598,247	$13,100	$271,200	$625,800	$(82,300)	$(10,300)	$817,500

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)
	For The Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income	$46,900	$34,700

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,300	10,400
Deferred income taxes	1,700	---
Expenses under stock plan	4,300	6,000
Other noncash items	4,500	9,800

Changes in assets and liabilities:
Accounts receivable	(9,700)	(8,500)
Inventories	(7,500)	9,700
Other assets	(1,800)	(1,300)
Current liabilities	15,100	(9,800)
Other long-term liabilities	(900)	(4,700)
Net cash provided by operating activities	62,900	46,300

Cash flows from investing activities:
Capital expenditures	(14,600)	(5,200)
Payments made for purchases of businesses	(11,100)	---
Patents and other intangibles	(3,400)	(1,800)
Net cash used in investing activities	(29,100)	(7,000)

Cash flows from financing activities:
Common stock issued for options and benefit plans	6,500	5,900
Purchase of common stock	(8,400)	---
Dividends paid	(11,400)	(11,000)
Repayments of borrowings, net	(300)	(300)
Net cash used in financing activities	(13,600)	(5,400)

Effect of exchange rate changes on cash and cash equivalents	6,900	(2,000)

Increase in cash and cash equivalents during the period	27,100	31,900

Balance at January 1,	373,700	262,300

Balance at March 31,	$400,800	$294,200

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The financial statements contained in this filing have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and have not been audited. However, C. R. Bard, Inc. ("Bard" or the "company") believes that it has included all adjustments to the interim financial statements, consisting only of normal recurring adjustments, that are necessary to present fairly Bard's financial condition and results of operations at the dates and for the periods presented. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements as filed by the company in its 2002 Annual Report on Form 10-K.

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

Reclassifications - Certain prior-year amounts have been reclassified to conform to the current year presentation.

Revenue Recognition - The company sells its products primarily through a direct sales force. The company recognizes product revenue, net of discounts and rebates, when persuasive evidence of a sales arrangement exists, title and the risk of loss have transferred, the buyer's price is fixed or determinable, contractual obligations have been satisfied and collectibility is reasonably assured. These requirements are met and sales and related cost of sales are recognized for the majority of the company's products upon shipment. For certain products, the company maintains consigned inventory at customer locations. For consigned products, revenue is recognized at the time the company is notified that the customer has used the product. A small percentage of the company's products require installation, and in those cases, revenues and related costs are recognized when installation is complete. The company allows customers to return defective or damaged products for credit, replacement or exchange. The company records estimated sales, discounts and rebates as a reduction of net sales in the same period revenue is recognized. The company also maintains an allowance for doubtful accounts and charges actual losses when incurred to the allowance.

Research And Development - Research and development costs are expensed when incurred.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Stock-Based Compensation - The company maintains various stock-based employee and director compensation plans, which are described more fully in Note 9 Shareholders' Investment of the Notes to Consolidated Financial Statements as filed by the company in its 2002 Annual Report on Form 10-K. The company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. No stock-based employee compensation cost is reflected in net income for employee option grants, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Additionally, in accordance with APB 25 and related interpretations, the company recognizes no compensation expense for the discount associated with the 1998 Employee Stock Purchase Plan of C. R. Bard, Inc. ("ESPP"). The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FAS No. 123 "Accounting for Stock-Based Compensation," to stock-based employee compensation.

(dollars in thousands except per share amounts)	Three months ended March 31, 2003	Three months ended March 31, 2002
Net income as reported	$46,900	$34,700
Pro forma after-tax impact of options at fair value	2,800	2,400
Pro forma after-tax impact of ESPP discount	---	---
Pro forma net income adjusted	$44,100	$32,300
Basic earnings per share as reported	$0.91	$0.66
Diluted earnings per share as reported	$0.89	$0.65
Pro forma basic earnings per share	$0.85	$0.62
Pro forma diluted earnings per share	$0.84	$0.61

The fair value of stock options is estimated on the date of grant using the Black-Scholes option-pricing model. The following table outlines the assumptions used in the Black-Scholes model.

	Three months ended March 31, 2003	Three months ended March 31, 2002
Dividend yield	1.6%	1.6%
Risk-free interest rate	2.73%	4.73%
Expected option life in years	4.9	4.1
Expected volatility	33%	35%

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The per share fair value of stock options granted for the three month period ended March 31, 2003 and March 31, 2002 was $16.37 and $14.46, respectively. In general, the pro forma after-tax adjustment for options assumed a four-year life for options. There were no ESPP purchases for the three-month periods ended March 31, 2003 and March 31, 2002. All pro forma adjustments have been tax-affected at 35%. No other pro forma adjustments are required since the company records compensation expense for all other stock awards.

During the first quarter of 2003, the company initiated a salesperson incentive program. This program provides for awards of restricted stock units or the matching of deferred bonus and commissions with restricted stock units. Awards and matches are based upon salesperson performance. Awards of approximately 127,300 restricted stock units were made under this program during the first quarter of 2003. The company recorded unearned compensation expense in shareholders' investment based on the company's stock price of $58.73 at the time of grant and will recognize expense on a straight-line basis over the seven-year vesting period.

On April 16, 2003, shareholders approved the 2003 Long Term Incentive Plan of C. R. Bard, Inc. (the "2003 Plan") that replaces the company's 1993 Long Term Incentive Plan, as amended and restated, under which no further awards may be made after April 20, 2003. The total number of shares that may be issued under the 2003 Plan is 3,000,000. Awards under the 2003 Plan shall be in the form of stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, unrestricted stock and other stock-based awards.

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
(dollars and shares in thousands except per share amounts)	For the Three Months Ended March 31,
	2003	2002
Net income	$46,900	$34,700
Weighted average common shares outstanding	51,700	52,500
Incremental common shares issuable: stock options and awards	800	700
Weighted average common shares outstanding assuming dilution	52,500	53,200
Basic earnings per share	$0.91	$0.66
Diluted earnings per share	$0.89	$0.65

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Common stock equivalents from stock options and stock awards of approximately 30,000 and 115,000 shares at March 31, 2003 and March 31, 2002, respectively, were not included in the diluted earnings per share calculation since their effect is antidilutive.

Restructuring Charges - Based upon an analysis of divisional and manufacturing operations, the company committed to and approved a restructuring plan for certain divisions and manufacturing facilities. This plan resulted in a pretax restructuring charge of $9,100,000 in the first quarter of 2002 and a pretax restructuring charge of $24,600,000 in the third quarter of 2002. These charges were recorded in other (income) expense, net and the associated reserves are recorded in accrued expenses. These restructuring charges represent the elimination of approximately 617 employee positions and the closure of three manufacturing and two administrative facilities. The following table sets forth an analysis of restructuring provisions through March 31, 2003:
(dollars in thousands)	Beginning balance	Cash paid	Noncash charges	Accrual balance at 3/31/03
Restructuring provisions
Termination benefits	$19,800	$8,600	---	$11,200
Property, plant and equipment impairment	8,100	---	8,100	---
Lease termination	2,300	200	---	2,100
Idle facility costs	3,500	600	300	2,600

Total restructuring provisions	$33,700	$9,400	$8,400	$15,900

Through March 31, 2003, the company has eliminated 159 positions. In accordance with EITF 94-3, the company expects the remaining cash expenditures related to workforce reductions, lease terminations and facility closing costs, to be paid out no later than one year from their accrual. The above restructuring charges are based on estimates including estimated proceeds from asset dispositions and sublease revenue.

Inventories - Inventories are stated at the lower of cost or market. For most domestic divisions, cost is determined using the last-in-first-out ("LIFO") method. For all other inventories cost is determined using the first-in-first-out ("FIFO") method. Due to changing technologies and cost containment the difference between the valuation under the LIFO method and the FIFO method is not significant. The following is a summary of inventories at March 31, 2003 and December 31, 2002:

(dollars in thousands)	March 31, 2003	December 31, 2002
Finished goods	$68,600	$68,700
Work in process	59,500	51,200
Raw materials	26,200	27,200
Total	$154,300	$147,100

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Goodwill and Intangible Assets - The balances of goodwill and intangible assets are as follows:
(dollars in millions)	March 31, 2003
	Original Cost	AccumulatedAmortization	Translation / Other	Carrying Value	Useful Life
Patents	$65.6	$(29.1)	---	$36.5	5-17
Distribution agreements	20.6	(8.3)	---	12.5	5-26
Licenses	18.2	(9.0)	(0.1)	9.1	5-15
Other intangibles	26.7	(11.7)	(4.4)	10.6	3-16
Subtotal intangibles	131.1	(58.1)	(4.5)	68.5	---
Goodwill	431.7	(93.5)	(10.0)	328.2	---
Total intangibles and goodwill	$562.8	$(151.6)	$(14.5)	$396.7	---

(dollars in millions)	December 31, 2002
	Original Cost	AccumulatedAmortization	Translation/Other	Carrying Value	Useful Life
Patents	$65.3	$(28.2)	$0.0	$37.1	5-17
Distribution agreements	20.6	(8.0)	0.0	12.6	5-26
Licenses	20.2	(9.8)	(0.1)	10.3	5-15
Other intangibles	21.9	(12.1)	(4.6)	5.2	3-16
Subtotal intangibles	128.0	(58.1)	(4.7)	65.2	---
Goodwill	423.6	(93.5)	(14.0)	316.1	---
Total intangibles and goodwill	$551.6	$(151.6)	$(18.7)	$381.3	---

Goodwill increased by $5.1 million for the acquisition of the assets of a small brachytherapy seed distributor, Prostate Services of America and $3.0 million for the payment of a contingent milestone related to a prior year's acquisition. The impact of translation increased the balance of goodwill by $4.0 million. Annual forecasted amortization expense for the years 2003 through 2008 is as follows:
(dollars in millions)	2003	2004	2005	2006	2007	2008
Annual amortization expense	$12.5	$11.9	$8.7	$6.6	$5.3	$5.1

Short-Term Borrowings and Long-Term Debt - The company maintains a commercial paper program and committed credit facilities that support the company's commercial paper program. The committed facilities can also be used for other corporate purposes. In 2000, the company replaced its maturing $300.0 million committed credit facility with a $200.0 million five-year committed credit facility that matures in May of 2005 and a $100.0 million 364-day committed credit facility that next matures in May of 2003. The company anticipates renewing its $100.0 million 364-day committed credit facility in the second quarter of 2003 on similar terms. These facilities carry variable market rates of interest and require annual commitment fees. There were no commercial paper borrowings at either March 31, 2003 or December 31, 2002.

In December 1996, the company issued $150.0 million of 6.70 percent notes due 2026. These notes may be redeemed at the option of the note holders on December 1, 2006, at a redemption price equal to the

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

principal amount. The market value of these notes approximates $157.9 million at March 31, 2003, assuming the notes are held to 2026. Cash payments on interest equal $3.1 million and $3.2 million for the three-month periods ended March 31, 2003 and March 31, 2002, respectively. Certain of the company's debt agreements contain customary representations, warranties and default provisions as well as restrictions that, among other things, require the maintenance of a minimum ratio of operating cash flow to interest expense and limit the amount of debt that the company may have outstanding. As of March 31, 2003, the company was in compliance with all such covenants.

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

(dollars in thousands)	March 31, 2003		December 31, 2002
	Notional Amount	Fair Value	Notional Amount	Fair Value
Yen forward currency agreements	$200	$200	$300	$300
Peso forward currency agreements	$14,000	$14,000	$20,000	$20,400
Euro option-based products	$29,700	$100	$39,600	$600

A roll forward of the company's derivative financial instruments for the three-month period ended March 31, 2003 is as follows:
(dollars in thousands)	Yen forward currency agreements	Peso forward currency agreements	Euro option-based products
December 31, 2002 notional amount	$300	$20,000	$39,600
New agreements	200	---	---
Expired agreements	300	6,000	9,900
March 31, 2003 notional amount	$200	$14,000	$29,700

In April of 2003, the company entered into additional Euro option-based instruments for a notional amount of approximately $60,000,000. At March 31, 2003 the net fair value of option-based products and the incremental adjustment to fair market value of forward currency agreements are recorded in Other Current Assets. During the first quarter of 2003, the company reclassified from Accumulated Other Comprehensive Income a net loss of $100,000 to Other (Income) Expense, net.

Legal - The company is subject to various legal proceedings and claims, including claims of alleged personal injuries as a result of exposure to natural rubber latex gloves distributed by the company and other product liability matters, environmental matters and disputes on agreements which arise in the ordinary course of business. In addition, the company operates in an industry susceptible to significant patent legal claims. At any given time, the company generally is involved as both a plaintiff and defendant in a number of patent infringement actions. If infringement of a third party's patent were to be determined against the company, the company may be required to make significant royalty or other payments or may be subject to an injunction or other limitation on its ability to manufacture or distribute

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

one or more products. If a company patent were to be determined to be invalid or unenforceable, the company may be required to reduce the value of the patent on the company's balance sheet and to record a corresponding noncash charge, which could be significant in amount.

Product Warranty - The majority of the company's products are intended for single use; and therefore, the company requires limited product warranty accruals. Certain of the company's products carry limited warranties that in general do not exceed one year from sale. The company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated.
(dollars in thousands)	Beginning Balance 12/31/2002	Charges to Costs and Expenses	Deductions	Ending Balance 3/31/2003
Product warranty accruals	$1,700	500	(300)	$1,900

Segment Information - The company's management considers its business to be a single segment entity - the manufacture and sale of medical devices. The company's products generally share similar distribution channels and customers. The company designs, manufactures, packages, distributes and sells medical, surgical, diagnostic and patient care devices that are purchased by hospitals, physicians and nursing homes, many of which are used once and discarded. The company's chief operating decision makers evaluate their various global product portfolios on a net sales basis. The company's chief operating decision makers generally evaluate profitability and associated investment on an enterprise-wide basis due to shared infrastructures. The following table represents net sales by geographic region based on the location of the external customer.
	Three Months Ended March 31,
(dollars in thousands)	2003	2002
United States	$242,800	$223,300
Europe	57,400	48,500
Japan	18,500	15,700
Rest of World	17,300	14,400
Total	$335,900	$301,900

Income before tax provision	$64,700	$48,400

Total assets	$1,490,400	$1,297,500

Capital expenditures	$14,600	$5,200

Depreciation and amortization	$10,300	$10,400

The following table represents net sales by disease state management.
	Three Months Ended March 31,
(dollars in thousands)	2003	2002
Net sales:
Vascular	$67,600	$59,900
Urology	109,300	99,200
Oncology	77,700	70,900
Surgery	64,400	56,000
Other products	16,900	15,900
Total net sales	$335,900	$301,900

C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Our Business

For 95 years, C. R. Bard, Inc. has committed its resources to creating innovative solutions to meet the needs of both health care providers and their patients. The company is a global leader in the development, manufacture and supply of products and services to the health care industry. Bard views its product portfolios on a net sales basis by disease state management categories. Disease state management is an approach that expands the focus from products and technologies to the underlying clinical condition. The company believes that disease state management positions the company as an indispensable partner to health care deliverers. Bard is committed to maintaining and developing leadership franchises within these disease states. The company evaluates profitability and associated investments on an enterprise-wide and geographic basis due to shared infrastructures.

Net Sales

Bard reported first quarter 2003 consolidated net sales of $335.9 million; an increase of 11% over the first quarter 2002 consolidated net sales of $301.9 million.

The geographic breakdown by the location of the external customer is presented below:

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
United States	72%	74%
Europe	17%	16%
Japan	6%	5%
Rest of world	5%	5%
Total net sales	100%	100%

Consolidated net sales were affected by price changes that had the effect of increasing consolidated net sales by 0.4% for the quarter ended March 31, 2003 and had the effect of reducing consolidated net sales by 0.1% for the quarter ended March 31, 2002 as compared to the prior year respective quarters. Consolidated net sales were also affected by the impact of exchange rate fluctuations. Exchange rate fluctuations had the effect of increasing consolidated net sales by 3.0% for the first quarter ended March 31, 2003 and decreasing consolidated net sales by 0.8% for the first quarter ended March 31, 2002. The primary exchange rate movement that impacts net sales is the movement of the Euro compared to the United States dollar. The impact of exchange rate movements on net sales is not indicative of the impact on net earnings due to the offsetting impact of exchange rate movements on operating costs and expenses, costs incurred in other currencies and the company's hedging activities.

Bard's first quarter net sales for the three months ended March 31, 2003 in the United States of $242.8 million increased 9% over the first quarter net sales for the three months ended March 31, 2002 in the United States of $223.3 million. Bard's international net sales of $93.1 million for the three months ended March 31, 2003 increased 18% over the three months ended March 31, 2002 international net sales of $78.6 million. Adjusting for exchange rate fluctuations, international net sales increased 7% on a constant currency basis for the first quarter ended March 31, 2003.

C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(continued)

Presented below is a discussion of consolidated net sales by disease state for the first quarter ended March 31, 2003 and March 31, 2002.
	Product Group Summary of Net Sales
(dollars in thousands)	For the Three Months Ended March 31,
	2003	2002	Change	Constant Currency
Vascular	$67,600	$59,900	13%	6%
Urology	109,300	99,200	10%	8%
Oncology	77,700	70,900	10%	8%
Surgery	64,400	56,000	15%	13%
Other	16,900	15,900	6%	5%
Total net sales	$335,900	$301,900	11%	8%

Vascular Products - Bard markets a wide range of products for the peripheral vascular market including interventional radiology products, electrophysiology products and graft products. Consolidated net sales of vascular products increased 13% for the quarter ended March 31, 2003, as compared to the quarter ended March 31, 2002. United States net sales of vascular products experienced 15% growth for the first quarter ended March 31, 2003 while international net sales increased 10%. The vascular group is the company's most global business, with international net sales comprising 47% of total vascular revenues.

Interventional radiology products comprised 47% of the vascular products group in the first quarter ended March 31, 2003, and net sales of these products increased 16% on a constant currency basis, an increase of 24% on a reported basis. The company saw strong performance from its PTA catheter products, which grew almost 60% on a constant currency basis, 69% on a reported basis. The company's self-expanding stent line also had notable performance, growing 27% for the first quarter on a constant currency basis, 37% on a reported basis.

Net sales of electrophysiology products declined 1% on a constant currency basis, an increase of 7% on a reported basis for the first quarter ended March 31, 2003 compared to the first quarter ended March 31, 2002. United States net sales of electrophysiology products grew 6% for the three months ended March 31, 2003, while international net sales declined 6% on a constant currency basis, and increased 8% on a reported basis, compared to the first quarter ended March 31, 2002. The company's electrophysiology business continues to recover slowly in Europe.

Graft product sales declined 2% on a constant currency basis and increased 3% on a reported basis, for the first quarter ended March 31, 2003. The company had a strong showing in the United States with 6% growth but sales performance was weak internationally.

C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Urological Products - Bard markets a wide range of products for the urological market including basic drainage products, continence products and urological specialty products. Consolidated net sales of urological products were $109.3 million, an increase of 8% on a constant currency basis, 10% on a reported basis, for the first quarter ended March 31, 2003 as compared to the first quarter ended March 31, 2002. Urological products comprised approximately one third of total revenues for the first quarter ended March 31, 2003. United States net sales represented 74% of total urological sales for the three months ended March 31, 2003 and grew 4% for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. International net sales of urological products for the three months ended March 31, 2003 increased 21% on a constant currency basis, 33% on a reported basis, compared to the three months ended March 31, 2002.

Net sales of basic drainage products increased 8% on a constant currency basis, 10% on a reported basis, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The sale of infection control drainage products fueled this growth. Of particular note is a building momentum of conversions to infection control products in the Japanese market.

Net sales of urological specialties, which includes Brachytheraphy products and services, grew 7% on a constant currency basis, 9% on a reported basis, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Net sales of brachytherapy products grew 9% on a constant currency basis, 10% on a reported basis, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The company believes its brachytheraphy growth is favorable to the overall brachytheraphy market. Net sales of brachytheraphy products were favorably impacted by the acquisition of the assets of a small seed distributor company, Prostate Services of America.

Net sales of continence products grew 10% on a constant currency basis, 14% on a reported basis, for the first quarter of 2003 as compared to the prior-year period, and accounted for 13% of total urology sales in the first quarter of 2003. The company's surgical incontinence product line continues to provide the momentum in this category growing 45% on a constant currency basis and on a reported basis, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

Oncological Products - The company's oncological products include specialty access products and gastroenterological products. Consolidated net sales of oncological products increased 8% on a constant currency basis, 10% on a reported basis for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. United States net sales of oncological products increased 10% for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. International net sales were essentially flat on a constant currency basis, increased 8% on a reported basis for the three months ended march 31, 2003 as compared to the three months ended March 31, 2002.

Specialty access product sales of $56.6 million comprised 73% of the oncological product group and increased 16% on a constant currency basis, 19% on a reported basis, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Peripherally inserted central catheters continue to be the fastest growing products in the specialty access category, growing approximately 36% on a constant currency basis and 37% on a reported basis for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(continued)

Ports, dialysis catheters and the company's Dymax Site-Rite™ product line all grew over 10% on a constant currency and on a reported basis for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

Net sales of gastroenterological products were weak for the first quarter, declining 11% on a constant currency basis and 9% on a reported basis for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. $2.1 million of lower net sales of gastroenterological products in Europe were related to the company's withdrawal from its distribution agreement with Olympus Optical Co. (Europa) GmbH.

Surgical Products - Consolidated net sales of surgical specialty products increased 13% on a constant currency basis, 15% on a reported basis for the three months ended March 31, 2003 as compared to three months ended March 31, 2002. Growth was evenly balanced between the United States and international markets.

The company's hernia product offerings comprised 70% of the surgical product group revenues for the first quarter of 2003. Net sales of these products grew 24% on a constant currency basis, 27% on a reported basis for the three-month period ended March 31, 2003 as compared to the three-month period ended March 31, 2002.

Other Products - The other product group includes irrigation, wound drainage and certain third-party contract products. For the three months ended March 31, 2003, consolidated net sales of other products were $16.9 million, an increase of 5% on a constant currency basis and 6% on a reported basis for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

Costs and Expenses

The following is a summary of costs and expenses as a percentage of net sales:

	Three months ended March 31, 2003	Three months ended March 31, 2002
Cost of goods sold	43.5%	46.2%
Marketing, selling and administrative	31.0%	29.2%
Research and development expense	5.8%	4.7%
Interest expense	0.9%	1.1%
Other (income) expense, net	(0.5)%	2.8%
Total costs and expenses	80.7%	84.0%

C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(continued)

Cost of goods sold - The company's cost of goods sold as a percentage of net sales for the three months ended March 31, 2003 was 43.5%, a reduction of 2.7% from the cost of goods sold percentage for the three months ended March 31, 2002 of 46.2%. This decrease was primarily due to favorable sales mix, cost improvements and foreign exchange. During fiscal 2002, the company recorded certain charges related to divisional and manufacturing realignments. The company's continuing manufacturing realignment efforts have contributed to the improved margins in the first quarter of 2003.

Marketing, selling and administrative - The company's marketing, selling and administrative costs as a percentage of net sales for the three months ended March 31, 2003 was 31.0%, an increase of 1.8% from the marketing, selling and administrative costs for the three month period ended March 31, 2002 of 29.2%. Approximately 1.3% of this increase was associated with executive severance for two Bard senior managers. In addition this year's marketing, selling and administrative expense includes approximately 0.25% increased expense due to ongoing studies related to sales coverage and deployment.

Research and development expense - Research and development expenditures of $19.5 million during the three months ended March 31, 2003 represented a 36.4% increase over research and development expenditures of $14.3 million during the three month period ended March 31, 2002. Included in first quarter 2003 research and development expenditures was a $3.0 million research milestone payment to the developer of the Conquest™ balloon catheter. Bard has initiated a phased agreement to further that technology and transfer it to Bard. In addition the company also paid $1.6 million as a further milestone payment related to Bard's implantable pump project.

Interest expense - Interest expense is comparable for the three-month period ended March 31, 2003 compared to the three-month period ended March 31, 2002.

Other (income) expense, net

(dollars in thousands)	For the Three Months Ended March 31, 2003	For the Three Months Ended March 31, 2002
Interest income	$(1,700)	$(1,400)
Foreign exchange losses (gains)	---	(600)
Legal reserve reversal	---	(5,000)
Divisional and manufacturing restructuring	---	9,100
Merger termination costs	---	6,200
Other, net	---	(100)
Total other (income) expense, net	$(1,700)	$8,200

C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(continued)

In addition to interest income and exchange gains and losses, first quarter 2002 other (income) expense, net includes certain charges related to the realignment of certain divisional and manufacturing operations ($9.1 million pretax) and the termination of the proposed Tyco merger ($6.2 million pretax). These charges are offset with the reversal of certain legal accruals ($5.0 million pretax).

Taxes - The company's tax rate for the three month period ended March 31, 2003 was 27.5%. This rate reflects the company's continued operational strategy of maximizing opportunities to manufacture in low tax environments.

Net Income and Earnings Per Share

Bard reported first quarter 2003 consolidated net income of $46.9 million, an increase of 35.2% over the first quarter 2002 consolidated net income of $34.7 million. Bard reported first quarter 2003 diluted earnings per share of $0.89, a 36.9% increase over first quarter 2002 diluted earnings per share of $0.65. Certain items affected the comparability of results between the first quarter of 2003 and the first quarter of 2002. The following table summarizes the impact of these items on consolidated net income and diluted earnings per share.

(dollars in millions, except per share amounts)	For the Three Months Ended March 31, 2003	For the Three Months Ended March 31, 2002	Change
Net income - as reported	$46.9	$34.7	35.2%
Tyco termination costs	---	4.0	---
Divisional and manufacturing realignment	---	1.7	---
Corporate realignment	---	4.2	---
Legal reserve reversal	---	(3.0)	---
Net income - adjusted for items above	$46.9	$41.6	13%

Diluted earnings per share - as reported basis	$0.89	$0.65	36.9%
Tyco termination costs	---	0.08	---
Divisional and manufacturing realignment	---	0.03	---
Corporate realignment	---	0.08	---
Legal reserve reversal	---	(0.06)	---
Diluted earnings per share - adjusted for items above	$0.89	$0.78	14%

C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

Cash provided from operations continues to be the company's primary source of funds to finance operating needs, capital expenditures and dividend payments. Bard increased its cash and short-term investments to $409.6 million at March 31, 2003 from $383.2 million at December 31, 2002. Should it be necessary, the company believes it could borrow adequate funds at competitive terms and rates. This overall financial strength gives Bard sufficient financing flexibility.

The table below summarizes liquidity measures for Bard at March 31, 2003 and December 31, 2002.
(dollars in millions)	March 31, 2003	December 31, 2002
Cash and short-term investments	$409.6	$383.2
Working capital	$483.9	$441.1
Current ratio	2.49/1	2.39/1
Net cash position	$256.6	$230.1

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

Contractual obligations and commercial commitments - The company is obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations, and has certain contingent commitments such as acquisition and investment milestones. There have been no material changes to contractual cash obligations and other commercial commitments as reflected in the Management's Discussion and Analysis in the company's 2002 Annual Report on Form 10-K. Refer to Notes 5 and 6 of the Consolidated Financial Statements in the company's 2002 Annual Report on Form 10-K and Notes 2 and 7 for information on acquisition milestones and other commitments and contingencies.

Total cash outlays made for the purchase of businesses, patents, trademarks, purchase rights and other related items were approximately $14.5 million for the three months ended March 31, 2003. These cash outlays were financed primarily with cash from operations. In 2003, the company will continue a number of initiatives including implementation of an enterprise-wide software platform, construction of a consolidated domestic distribution center and construction or expansion of various manufacturing facilities.

The company's capital structure consists of equity and interest-bearing debt. The company maintains a commercial paper program and committed credit facilities that support the company's commercial paper program. The committed facilities can also be used for other corporate purposes. In 2000, the company replaced its maturing $300.0 million committed credit facility with a $200.0 million five-year committed

C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

credit facility that matures in May of 2005 and a $100.0 million 364-day committed credit facility that next matures in May of 2003. The company anticipates renewing its $100.0 million 364-day committed credit facility in the second quarter of 2003 on similar terms. These facilities carry variable market rates of interest and require annual commitment fees. There were no commercial paper borrowings at either March 31, 2003 or December 31, 2002.

Periodically, the company purchases its common stock in the open market. On December 11, 2002 the company's Board of Directors approved the purchase of up to 5.0 million shares of the company's common stock. This recent authorization follows the nearly completed buyback of 10.0 million shares authorized by the company's Board of Directors in July of 1998. The shares recently approved for repurchase, along with the remaining 512,500 shares from the 1998 authorization, will be acquired from time to time, consistent with past practice. 150,000 shares were purchased for the three-month period ended March 31, 2003. A total of 5,362,500 shares remain under the company's share purchase authorizations.

Management's Use of Non-GAAP measures - The company analyzes its consolidated net sales and net sales outside the United States for the first quarter of 2003 and the first quarter of 2002 on both a reported basis and a constant currency basis. Because changes in foreign currency exchange rates have a non-operating impact on net sales, the company's management believes the exclusion of these effects results in an additional meaningful comparison of net sales between the two periods. Additionally the company compares net income and diluted earnings per share for the first quarter of 2003 and the first quarter of 2002 on a reported basis and excluding certain specifically identified items. Because of the unusual nature of these items, the company's management believes that excluding them provides additional meaningful information about the comparability of the company's results of operations between the two periods.

Critical Accounting Policies - The preparation of financial statements requires the company's management to make estimates and assumptions that effect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The SEC recently issued guidance for "critical accounting policies". The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. The following is not intended to be a comprehensive list of all of the company's accounting policies. The company's significant accounting policies are more fully described in the company's Notes to Consolidated Financial Statements as filed by the company in its 2002 Annual Report on Form 10-K. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The critical accounting policies described below are areas in which management's judgment in selecting an available alternative could produce a materially different result.

C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Revenue recognition - The company recognizes product revenue, net of discounts and rebates when persuasive evidence of a sales arrangement exists, title and risk of loss has transferred, the buyer's price is fixed or determinable, contractual obligations have been satisfied and collectibility is reasonably assured. These requirements are met and sales and related cost of sales are recognized for the majority of the company's products upon shipment. In the case of consignment inventories, revenues and associated costs are recognized upon the notification of usage by the customer. A small percentage of the company's products require installation, and in those cases revenues and related costs are recognized when installation is complete.

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

Restructuring cost estimates - As a result of business acquisitions or dispositions or as a result of organizational realignment or rationalization, the company may develop formal plans to exit certain activities, involuntarily terminate employees, terminate leases, writedown assets or close duplicative facilities. Currently, these costs and expenses are estimated in accordance with Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" ("EITF 94-3") and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges." As additional information becomes available in future periods, the company may revise the estimated restructuring accrual based on the updated information. The company does not anticipate that material revisions will be necessary, however, if such revisions in estimates are necessary the change could have a material impact on the company's results of operations in the period of the change. FAS 146 reconsiders all of the guidance contained in EITF 94-3. This pronouncement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. FAS 146 is effective for the company as of January 1, 2003. FAS 146 will not impact the accounting for any restructuring plan approved or announced to date; however, the pronouncement will impact the accounting for any future exit or disposal activities approved on or after January 1, 2003.

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

C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Cautionary Statement Regarding Forward-Looking Information - Certain statements contained herein or in other company documents and certain statements that may be made by management of the company orally may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They may use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe" and other words and terms of similar meaning in connection with discussions of future operating or financial performance. In particular, forward-looking statements may relate to prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Because actual results are affected by risks and uncertainties, the company cautions investors that actual results may differ materially from those expressed or implied. It is not possible to predict or identify all such risks and uncertainties, but factors that could cause the actual results to differ materially from expected and historical results include, but are not limited to: health care industry consolidation resulting in customer demands for price concessions and contracts that are more complex and have longer terms; competitive factors, including competitors' attempts to gain market share through aggressive marketing programs, the development of new products or technologies by competitors and technological obsolescence; reduction in medical procedures performed in a cost-conscious environment; the lengthy approval time by the FDA or other government authorities to clear medical devices for commercial release; unanticipated product failures; legislative or administrative reforms to the United States Medicare and Medicaid systems or other United States or international reimbursement systems in a manner that would significantly reduce reimbursements for procedures using the company's medical devices; delays or denials of, or grants of low levels of, reimbursement for procedures using newly developed devices; the acquisition of key patents by competitors that would have the effect of excluding the company from new market segments; the uncertainty of whether increased research and development expenditures will result in increased sales; unpredictability of existing and future litigation including but not limited to environmental litigation, litigation regarding product liability such as claims of alleged personal injuries as a result of exposure to natural rubber latex gloves distributed by the company as well as other product liability matters, litigation regarding intellectual property matters including claims of invalidity or unenforceability of intellectual property assets, and disputes on agreements that arise in the ordinary course of business; government actions or investigations affecting the industry in general or the company in particular; future difficulties obtaining product liability or other insurance on reasonable terms; efficacy or safety concerns with respect to marketed products, whether scientifically justified or not, that may lead to product recalls, withdrawals or declining sales; uncertainty related to tax appeals and litigation; future difficulties obtaining necessary components used in the company's products and/or price increases from the company's suppliers of critical components; economic factors that the company has no control over, including changes in inflation, foreign currency exchange rates and interest rates; other factors that the company has no control over, including earthquakes, floods, fires and explosions; risks associated with maintaining and expanding international operations; and the risk that the company may not achieve manufacturing or administrative efficiencies as a result of the company's restructuring, the integration of acquired businesses or divestitures. The company assumes no obligation to update forward-looking statements as circumstances change. You are advised, however, to consult any further disclosures the company makes on related subjects in the company's 10-K, 10-Q and 8-K reports.

C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Bard operates on a global basis and therefore is subject to the exposures that arise from foreign exchange rate fluctuations. The company manages these exposures using operational and economic hedges as well as derivative financial instruments. The company's foreign currency exposures may change over time as changes occur in the company's international operations. The company's objective in managing its exposures to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with assets, liabilities, net investments and probable commitments denominated in foreign currencies. In order to reduce the risk of foreign currency exchange rate fluctuations, the company has hedged a substantial portion of its expected foreign currency denominated cash flow from operations. The instruments that the company uses for hedging are readily marketable, traded forward contracts and options with financial institutions. Bard's risk management policy prohibits entering into financial instruments for speculative purposes. The company expects that the changes in fair value of such contracts will have a high correlation to the price changes in the related hedged cash flow. The company does not expect that the risk of transaction gains or losses from changes in the fair value of its foreign exchange position will be material because most transactions will occur in either the functional currency or in a currency that has a high correlation to the functional currency. The principal currencies the company hedges are the Euro, the Peso and the Yen. Any gains and losses on these hedge contracts are expected to offset changes in the value of the related exposure. The company enters into hedging transactions only to the extent that foreign currency exposure exists. Monetary assets of the company held in foreign currencies have relatively short maturities and are denominated in currencies that have not experienced wide, short-term fluctuations in their equivalent United States dollar values.

In December 1996, the company issued $150.0 million of 6.70% notes due 2026. These notes may be redeemed at the option of the note holders on December 1, 2006, at a redemption price equal to the principal amount. The market value of these notes approximates $157.9 million at March 31, 2003, assuming the notes are held to 2026.

Item 4. Controls and Procedures

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

C. R. BARD, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, the company is subject to various legal proceedings and claims, including claims of alleged personal injuries as a result of exposure to natural rubber latex gloves distributed by the company and other product liability matters, environmental matters and disputes on agreements. In addition, the company operates in an industry susceptible to significant patent legal claims. At any given time, the company generally is involved as both a plaintiff and defendant in a number of patent infringement actions. If infringement of a third party's patent were to be determined against the company, the company may be required to make significant royalty or other payments or may be subject to an injunction or other limitation on its ability to manufacture or distribute one or more products. If a company patent were to be determined to be invalid or unenforceable, the company may be required to reduce the value of the patent on the company's balance sheet and to record a corresponding noncash charge, which could be significant in amount.

In May 2002, the company was served with a complaint in an action entitled Nelson N. Stone, M.D., et al. v. C. R. Bard, Inc., et al., filed in the United States District Court for the Southern District of New York. The action alleges that the company breached agreements with the plaintiffs by failing to use appropriate efforts to promote the growth of a business that the company purchased from the plaintiffs, thereby depriving the plaintiffs of additional consideration. The plaintiffs seek damages, including punitive damages, and a release from noncompetition agreements. The company believes that the claims have no merit and is defending the action vigorously.

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

The company believes that the outcomes of these proceedings and claims will likely be disposed of over an extended period of time. In some cases, the claimants seek damages, as well as other relief, including the invalidation or rendering unenforceable of patents which, if granted, could require significant expenditures or asset writedowns. However, while it is not feasible to predict the outcome of many of these proceedings, based upon the company's experience, current information and applicable law, the company does not expect these proceedings to have a materially adverse effect on consolidated financial position or liquidity, but one or more of the proceedings could be material to the consolidated results of operations for any one period.

C. R. BARD, INC. AND SUBSIDIARIES

Item 4. Submission of Matters to a Vote of Security Holders

  The registrant held its Annual Meeting of Shareholders on April 16, 2003.

  Proxies for the meeting were solicited pursuant to Regulation 14; there was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement and all such nominees were elected. The results of voting for the two Class I Directors elected for a term of three years to serve until the 2006 Annual Meeting were as follows:

Marc C. Breslawsky	For	45,061,531
	Withheld	1,657,246
Herbert L. Henkel	For	46,176,451
	Withheld	542,326

  Described below are the other matters voted upon at the Annual Meeting and the number of affirmative votes, negative votes and abstentions and broker nonvotes.

    To approve the 2003 Long Term Incentive Plan of C. R. Bard, Inc.

For	34,212,702
Against	5,168,413
Abstain and Broker Nonvotes	467,194

  To ratify the appointment of KPMG LLP as independent public accountants for the year 2003.

For	44,969,074
Against	1,405,610
Abstain and Broker Nonvotes	344,093

Item 6(a). Exhibits

  Exhibit 3a - Registrant's Restated Certificate of Incorporation, as amended, as of April 17, 1996, filed as Exhibit 3 to the company's September 30, 1996 Form 10-Q is incorporated herein by reference.

  Exhibit 3b - Registrant's Bylaws amended as of October 11, 2000 filed as Exhibit 3b to the company's December 31, 2000 Form 10-K is incorporated herein by reference.

  Exhibit 10aa* - 1998 Employee Stock Purchase Plan, amended as of July 1, 2000

  Exhibit 10am* - 2003 Long Term Incentive Plan of C. R. Bard, Inc.

  Exhibit 10an* - Scott T. Lowry Change of Control Agreement, dated as of April 16, 2003

  Exhibit 12.1 - Computation of Ratio of Earnings to Fixed Charges

  Exhibit 99.1 - C. R. Bard, Inc. Certification of Chief Executive Officer

  Exhibit 99.2 - C. R. Bard, Inc. Certification of Chief Financial Officer

* - Each of these exhibits listed under the number 10 constitutes a management contract or a compensatory plan or arrangement.

C. R. BARD, INC. AND SUBSIDIARIES

Item 6(b). Reports on Form 8-K

On March 31, 2003, the registrant filed a current report on Form 8-K Item 5 correcting a clerical error in the Summary Compensation Table contained in the company's proxy statement for its 2003 annual meeting of shareholders.

On April 15, 2003, the registrant filed a current report on Form 8-K Item 12 to furnish its first quarter 2003 earnings release.

On April 22, 2003, the registrant filed a current report on Form 8-K Item 12 to furnish supplemental disclosures related to the company's analyst meeting of April 15, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
C. R. BARD, INC.
(Registrant)
Todd C. Schermerhorn /s/
Todd C. Schermerhorn
Senior Vice President and Chief Financial Officer

Charles P. Grom /s/
Charles P. Grom
Date: May 8, 2003	Vice President and Controller

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

Date: May 8, 2003

William H. Longfield /s/

William H. Longfield

Chairman of the Board,

Chief Executive Officer

C. R. BARD, INC.

CERTIFICATION PURSUANT TO

RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Todd C. Schermerhorn, certify that:

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

Date: May 8, 2003

Todd C. Schermerhorn /s/

Todd C. Schermerhorn

Senior Vice President and Chief Financial Officer