Form 10-K/A
period 2002-12-31
BARD C R INC /NJ/
filed 2003-07-01
CIK 9892

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

Amendment No. 1

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $2,921,418,960 based on the closing price of stock traded on the New York Stock Exchange on June 30, 2002. As of January 31, 2003 there were 51,619,621 shares of Common Stock, $.25 par value per share, outstanding.

Explanatory Note

We are filing this amendment to our Annual Report on Form 10-K (the "Form 10-K") for the year ended December 31, 2002, filed with the Securities and Exchange Commission (the "SEC") on February 24, 2003, for the purpose of restating Part III, Item 11, of the Form 10-K to correct the Summary Compensation Table. As we disclosed in our Current Report on Form 8-K filed with the SEC on March 31, 2003, as a result of a clerical error, the Summary Compensation Table in our proxy statement related to our 2003 annual meeting of shareholders incorrectly reported the amount of John H. Weiland's 2002 "Bonus" and "Other Annual Compensation". Mr. Weiland's "Bonus" and "Other Annual Compensation" for 2002 should have been reported as $527,805 and $242,458, respectively, instead of $242,458 and $286,527. Except as specifically indicated herein, this amendment does not otherwise change or update the disclosures set forth in the Form 10-K and does not otherwise reflect events occurring after the filing of the Form 10-K. This amendment does not reflect a change in our historical results of operations, financial condition or cash flows for the periods presented in the Form 10-K.

Part III

Item 11. Executive Compensation

Executive Compensation - Compensation Committee Report

The Company's executive compensation program is designed to create a link between pay and performance. Performance is the critical factor in all compensation decisions. The Company relies on established compensation consultants to analyze and evaluate the total compensation paid to executives against that of competitive companies. The components of total compensation are base salary, annual cash bonus incentives and long-term incentives. The Compensation Committee believes that a strong link between pay and performance will enhance the Company's ability to attract, motivate and retain selected employees.

Stock Ownership Program

To further align the interests of management and shareholders, in 1998 the Compensation Committee established formal stock ownership guidelines for the Named Executive Officers and others holding senior executive positions at the corporate and divisional levels. The ownership guidelines are expressed in terms of the value of the Company's Common Stock held by the executive as a multiple of that executive's base salary.

Under the guidelines of this program, the Chief Executive Officer is required to own a multiple of five times base salary, the Chief Financial Officer and Group Presidents three times base salary and other executives one to two times base salary. Executives subject to the stock ownership guidelines are required to contribute a minimum of 25% of their annual cash bonuses to purchase Common Stock of the Company under the Company's Management Stock Purchase Plan (the "MSPP") and will be required to continue to do so annually until such time as the executive has reached the applicable ownership guidelines. Executives who are subject to ownership guidelines have five years to meet the applicable guidelines. After the executive has reached the applicable ownership guidelines, contribution to the MSPP is voluntary.

While the executives in this program are given five years in which to comply with this program, the Compensation Committee monitors participation and expects that incremental progress will be made each year by each executive who has not met the applicable guidelines. All of the Named Executive Officers have satisfied their stock ownership guidelines.

Base Salaries

Base salaries are determined by evaluating the responsibility of the executive and by reference to the competitive marketplace for executive talent. In order to attract and retain high caliber executives, base salaries are targeted slightly above average but below the high end compared with the Company's competition for executive talent. The Company believes that its competition for executive talent comes from a select group of companies in the same industry as, and with sales and products similar to those of, the Company. This group of companies is larger than and does not contain all the companies in the peer group that makes up the S&P 500 Health Care Equipment Index in the Comparison of Five Year Cumulative Total Returns below, as the Company believes that reference to the S&P 500 Health Care Equipment Index provides the most meaningful comparison for shareholder returns, while the larger, select group of companies is more representative of the Company's competition for executive talent.

In determining base salary increases as well as total compensation, the Compensation Committee takes into account corporate and individual performance and the salary levels prevailing at the select group of companies described above. Increases in base salaries are influenced by the performance of the Company and the individual as compared with established goals and objectives. Goals and objectives vary by individual and include the attainment of targeted levels of sales, net profits, earnings per share and return on shareholders' investment. For purposes of base salary increases, no particular weight is assigned to any goal.

In determining the base salary of Mr. Longfield, the Compensation Committee weighed corporate and individual performance more heavily than competitive salary data. The Compensation Committee considers the recommendation of Mr. Longfield in approving the base salaries of all corporate officers and general managers annually, including the other Named Executive Officers. Goals and objectives for these individuals are based on the targeted levels described above for the divisions or corporate staff functions for which they are responsible and on individual strategic and operational initiatives. Performance is weighed more heavily than competitive salary data.

Each year, the Compensation Committee establishes a merit fund which is used to increase base salaries for professional and managerial employees. The amount of the merit fund is determined on the basis of an analysis of several industry specific and general, non-industry specific surveys which are conducted on an annual basis by consulting companies and trade associations. Individuals receive a salary increase paid out of the merit fund based on a formula that is designed to reward superior individual performance.

Bonus Plans

Awards under the Company's bonus plans are determined on the basis of the degree to which corporate and, in certain cases, group financial and individual, non-financial goals are attained as described below.

Actual incentive compensation awards may be either more or less than targeted amounts depending on actual results compared with corporate, group and individual performance measures. Thus, the Company's incentive plans create a direct link between pay and performance.

At the beginning of each year, the Board of Directors, for corporate planning purposes and in consultation with the management of the Company, approves certain financial targets for the Company, including an earnings per share target and sales, cash flow and return on investment targets. The earnings per share target and, to a lesser extent, the sales, cash flow and return on investment targets, then become the critical financial indicators used by the Compensation Committee in determining awards under the Company's bonus plans for Mr. Longfield and the other executive officers, other than the Group Presidents, Messrs. Ring and Weiland, whose bonuses are determined as described below. All bonuses are based on operational results generally exclusive of items of an unusual and/or non-recurring nature.

Certain executive officers of the Company, including Messrs. Longfield, Slacik, Ring and Weiland, receive their bonuses under the Company's 1994 Executive Bonus Plan. Bonuses under this plan for 2002 were determined by reference to the degree to which the Company's targets as described above for 2002 were achieved and, with respect to the Group Presidents, Messrs. Ring and Weiland, with equal weight by reference to the degree to which the net income target established for their respective groups for 2002 was achieved. Ms. Bernstein received her bonus for 2002 under the Company's Executive Incentive Plan. Ms. Bernstein's bonus was calculated by reference to the degree to which the Company's targets as described above and personalized strategic and operational objectives were achieved. In 2002, all of these targets and objectives were met or exceeded.

Bonuses for the Company's other executive officers for 2002 were determined by reference to the degree to which earnings per share, sales, cash flow and return on investment targets were achieved and on individual, non-financial performance.

Restricted Stock Awards

Under the Company's 1993 Long Term Incentive Plan, as amended and restated, in 2002 the Compensation Committee granted restricted stock to selected executive officers, including restricted stock units to Messrs. Longfield, Slacik, Ring and Weiland. Restricted stock and restricted stock units vest in accordance with a schedule specified by the Compensation Committee.

All grants of restricted stock made to Messrs. Longfield, Slacik, Ring and Weiland in 2002 were in the form of restricted stock units and vest based upon performance measures. The terms of the restricted stock units provide that one half of the shares underlying the restricted stock units awarded to each recipient in 2002 are issued to the recipient and become eligible for vesting if within any period of four consecutive fiscal quarters, beginning with the four-quarter period ended December 31, 2002, the Company attains cumulative earnings per share growth of at least 12% as compared to the immediately preceding period of four consecutive fiscal quarters. This initial target has been met. The remaining half of the shares underlying the restricted stock units awarded to each recipient will be issued to the recipient and become eligible for vesting if within any period of four consecutive fiscal quarters, beginning with the four-quarter period ended four quarters after the initial target has been met, or December 31, 2003, the Company attains cumulative earnings per share growth of at least 12% as compared to the immediately preceding period of four consecutive fiscal quarters. All of the shares underlying the restricted stock units awarded to each recipient in 2002 that have not previously been issued to the recipient will be issued and become eligible for vesting if within any period of eight consecutive fiscal quarters, beginning with the eight-quarter period ended December 31, 2003, the Company attains cumulative earnings per share growth of at least 24% as compared to the immediately preceding period of eight consecutive fiscal quarters.

Earnings per share growth is determined excluding the effects of unusual or non-recurring events. Shares underlying the restricted stock units that are issued and become eligible for vesting shall vest and cease to be subject to risk of forfeiture provided that the recipient remains employed by the Company during the period beginning on the date on which the shares become eligible for vesting and ending on the fifth anniversary of that date. For a further description of the vesting of the restricted stock units awarded in 2002 to Messrs. Longfield and Slacik, see "Certain Compensation Arrangements - Retirement and Other Agreements."

Restricted stock is combined with other long-term incentives to target total compensation for long-term incentives at slightly above the average but below the high end of the select group of companies described above. The formula for determining the number of shares of restricted stock granted to each individual is weighted for attainment of goals and objectives. Executive officers may receive more or less than the targeted amounts depending on actual results compared with corporate and, in certain cases, group and individual performance measures as described under "Bonus Plans."

Stock Options

Under the Company's 1993 Long Term Incentive Plan, as amended and restated, in 2002 the Compensation Committee granted stock options to selected executive officers, including Ms. Bernstein. Messrs. Longfield, Slacik, Ring and Weiland were not granted stock options in 2002. The Compensation Committee granted limited stock appreciation rights, which may only be exercised in the event of a change of control of the Company, in tandem with all stock options granted to executive officers. Stock options vest in accordance with a schedule specified by the Compensation Committee.

Stock options are combined with other long-term incentives to target total compensation for long-term incentives at slightly above the average but below the high end of the select group of companies described above. In determining the number of options granted to each individual, the Compensation Committee uses a formula weighted for attainment of goals and objectives. Executive officers may receive more or less than targeted amounts depending on actual results compared with corporate and, in certain cases, group and individual performance measures as described under "Bonus Plans."

The Company uses the Black-Scholes method to determine the potential value of stock options.

Compliance with Internal Revenue Code Section 162(m)

Section 162(m) of the Internal Revenue Code of 1986, as amended, generally disallows a tax deduction to public companies for compensation over $1,000,000 paid to the Chief Executive Officer and the four other most highly compensated executive officers in any year. Qualifying performance-based compensation is not subject to the deduction limit if certain requirements are met. The Company's 1994 Executive Bonus Plan and 1993 Long Term Incentive Plan, as amended and restated, have been structured such that performance-based annual incentive bonuses and long-term equity-based compensation paid thereunder for the Company's most senior executives should constitute qualifying performance-based compensation under Section 162(m). The Company's shareholders have approved both such plans. However, the Compensation Committee recognizes that unanticipated future events, such as a change of control of the Company or a change in executive personnel, could result in a disallowance of compensation deduction under Section 162(m). Moreover, the Compensation Committee may from time to time award compensation that is non-deductible under Section 162(m) when in the exercise of the Compensation Committee's business judgment such award would be in the best interest of the Company. With the exception of a portion of Mr. Longfield's compensation for 2002, all compensation paid in respect of 2002 to the Named Executive Officers should be deductible under the Internal Revenue Code.

THE COMPENSATION COMMITTEE

Tony L. White, Chairman

Marc C. Breslawsky

William T. Butler, M.D.

T. Kevin Dunnigan

Summary Compensation Table

The table below sets forth information concerning compensation earned by the Named Executive Officers during the last three fiscal years.

		Annual Compensation			Long Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)(1)	Restricted Stock Awards ($)(2)	Securities Underlying Options (#)(3)	All Other Compensation ($)(4)
William H. Longfield*	2002	1,000,000	1,269,750	701,703	75,000	-0-	431,064
Chairman and Chief	2001	925,000	1,179,029	147,247	-0-	300,000	12,592
Executive Officer	2000	840,000	834,624	386,580	-0-	100,000	202,626

Nadia J. Bernstein	2002	295,625	221,114	90,752	-0-	15,100	176,764
Vice President, General	2001	280,416	200,991	-0-	-0-	24,000	92,644
Counsel and Secretary	2000	261,458	145,590	12,135	1,500	-0-	73,920

Timothy M. Ring*	2002	444,833	606,015	107,114	25,000	-0-	146,936
Group President	2001	412,500	353,769	-0-	-0-	75,000	23,204
	2000	375,000	288,420	28,861	-0-	25,000	19,739

Charles P. Slacik*	2002	440,666	457,110	207,894	25,000	-0-	151,462
Senior Vice President	2001	387,333	306,901	-0-	-0-	75,000	35,752
and Chief Financial
Officer	2000	350,000	214,949	68,048	-0-	25,000	30,714

John H. Weiland*	2002	444,833	527,805	242,458	25,000	-0-	161,525
Group President	2001	412,500	366,603	100,519	-0-	75,000	38,386
	2000	375,000	241,518	138,200	-0-	25,000	21,860

__________

* Mr. Longfield has announced that he will retire as Chairman, President and Chief Executive Officer effective August 7, 2003. Mr. Ring has been elected Chairman and Chief Executive Officer and Mr. Weiland has been elected President and Chief Operating Officer, in each case effective August 8, 2003. Mr. Slacik has resigned as Senior Vice President and Chief Financial Officer effective April 1, 2003.

(1) For 2002, 2001 and 2000, the amounts for Mr. Longfield include $23,478, $24,024 and $22,386, respectively, of dividend equivalents paid under the Long Term Performance Incentive Plan. No grants have been made under the Long Term Performance Incentive Plan since January 1, 1993.

For 2002, the amounts for Messrs. Longfield, Ring, Slacik and Weiland include $48,750, $16,250, $16,250 and $16,250, respectively, of dividend equivalents paid with respect to restricted stock units granted in 2002. See "Executive Compensation - Compensation Committee Report - Restricted Stock Awards."

Beginning with bonuses earned in 1998, the Named Executive Officers have been, in certain circumstances, required to contribute a portion of their bonuses to purchase Common Stock of the Company at a discount under the MSPP. The executives are also permitted to contribute the remaining portion of their bonuses to purchase Common Stock of the Company at the same discount under the MSPP. See "Executive Compensation - Compensation Committee Report - Stock Ownership Program." For 2002, the amounts for Mr. Longfield, Ms. Bernstein and Messrs. Ring, Slacik and Weiland include $544,178, $90,752, $90,864, $191,644 and $226,208, respectively, of discount on Common Stock of the Company purchased under the MSPP. In 2001, the MSPP was suspended in connection with the proposed merger between the Company and Tyco International Ltd. The merger was not consummated, and the merger agreement was terminated. The benefits under the MSPP to participants in respect of 2001 were replaced with cash awards, which are disclosed in the bonus column for 2001. For 2000, the amounts for Mr. Longfield and Mr. Weiland include a discount of $278,151 and $80,493, respectively, on Common Stock of the Company purchased under the MSPP. For 2000, the entire amounts for Ms. Bernstein and for Messrs. Ring and Slacik represent the MSPP discount. Shares of Common Stock acquired under the MSPP prior to January 1, 2003 may not be transferred for a period of three years. In addition, with respect to shares of Common Stock representing the discount, unless otherwise provided by the Compensation Committee, a prorated number of such shares are forfeited if the executive's employment is terminated because of death, retirement or disability during the three-year period after such shares were acquired, and all of such shares are forfeited if the executive's employment is otherwise terminated during such three-year period. For a description of the vesting of the shares received by Messrs. Longfield and Slacik in respect of the discount under the MSPP in connection with their retirement and resignation, respectively, see "Certain Compensation Arrangements - Retirement and Other Agreements." In the event of a change of control of the Company, however, all restrictions on the shares of Common Stock acquired under the MSPP lapse.

This column includes the aggregate incremental cost to the Company of providing various perquisites. In accordance with Securities and Exchange Commission rules, amounts aggregating less than $50,000 in a year for any Named Executive Officer have been omitted. For Mr. Longfield, the amounts that represent more than 25% of the aggregate value of reportable perquisites in any year include $60,003, $69,948 and $68,257 for use of the Company's aircraft in 2002, 2001 and 2000, respectively, and $34,275 for club membership dues in 2001. For Mr. Weiland, the amounts that represent more than 25% of the aggregate value of reportable perquisites in any year include $47,925 for use of the Company's aircraft in 2001 and club membership dues of $39,652 and $34,366 in 2001 and 2000, respectively.

(2) Awards made in 2002 of restricted stock units that are subject to performance-based conditions on vesting are reported below under "Long Term Incentive Plan - Awards in Last Fiscal Year." As of December 31, 2002: Mr. Longfield held an aggregate of 163,500 shares of restricted stock with an aggregate value of $9,483,000 (excluding 37,500 shares which may be issued to Mr. Longfield under restricted stock units if specified performance goals are met); Mr. Ring held an aggregate of 41,500 shares of restricted stock with an aggregate value of $2,407,000 (excluding 12,500 shares which may be issued to Mr. Ring under restricted stock units if specified performance goals are met); Mr. Slacik held an aggregate of 39,500 shares of restricted stock with an aggregate value of $2,291,000 (excluding 12,500 shares which may be issued to Mr. Slacik under restricted stock units if specified performance goals are met); and Mr. Weiland held an aggregate of 41,500 shares of restricted stock with an aggregate value of $2,407,000 (excluding 12,500 shares which may be issued to Mr. Weiland under restricted stock units if specified performance goals are met). Ms. Bernstein held an aggregate of 3,500 shares of restricted stock with an aggregate value of $203,000. For a discussion of the restricted stock underlying restricted stock units and the related performance goals, see "Executive Compensation - Compensation Committee Report - Restricted Stock Awards and "Certain Compensation Arrangements - Retirement and Other Agreements."

Dividends are paid on all shares of restricted stock and dividend equivalents are paid on all restricted stock units.

(3) Grants consist of stock options with attached limited rights exercisable in the event of a change of control. See "Certain Compensation Arrangements - Change of Control Arrangements" below for a description of the material features of the limited stock appreciation rights.

(4) For Mr. Longfield, the 2002 amount in the column includes Company contributions of $5,000 under the Company's Retirement Savings Plan, $0 accrued under the Supplemental Insurance/Retirement Plan, $9,814 which, net of tax, is reimbursement for insurance premiums paid under such latter plan and $416,250 for a retention payment made by the Company in connection with the Company's proposed merger with Tyco International Ltd.; the 2001 amount in the column represents Company contributions of $4,250 under the Company's Retirement Savings Plan, $0 accrued under the Supplemental Insurance/Retirement Plan and $8,342 which, net of tax, is reimbursement for insurance premiums paid under such latter plan; and the 2000 amount in the column represents Company contributions of $4,250 under the Retirement Savings Plan, $191,486 accrued under the Supplemental Insurance/Retirement Plan and $6,890 which, net of tax, is reimbursement for insurance premiums paid under such latter plan.

For Ms. Bernstein, the 2002 amount in the column includes Company contributions of $2,894 under the Company's Retirement Savings Plan, $102,932 accrued under the Company's Supplemental Insurance/Retirement Plan and $70,938 for a retention payment made by the Company in connection with the Company's proposed merger with Tyco International Ltd.; the 2001 amount in the column represents Company contributions of $4,250 under the Company's Retirement Savings Plan, and $88,394 accrued under the Supplemental Insurance/Retirement Plan; and the 2000 amount in the column represents Company contributions of $4,250 under the Retirement Savings Plan, and $69,670 accrued under the Supplemental Insurance/Retirement Plan.

For Mr. Ring, the 2002 amount in the column includes $4,558 under the Company's Retirement Savings Plan, $26,099 accrued under the Supplemental Insurance/Retirement Plan, $1,054 which, net of tax, is reimbursement for insurance premiums paid under such latter plan and $115,225 for a retention payment made by the Company in connection with the Company's proposed merger with Tyco International Ltd.; the 2001 amount in the column represents Company contributions of $4,250 under the Retirement Savings Plan, $18,028 accrued under the Supplemental Insurance/Retirement Plan and $926 which, net of tax, is reimbursement for insurance premiums paid under such latter plan; and the 2000 amount in the column represents Company contributions of $4,250 under the Retirement Savings Plan, $14,846 accrued under the Supplemental Insurance/Retirement Plan and $643 which, net of tax, is reimbursement for insurance premiums paid under such latter plan.

For Mr. Slacik, the 2002 amount in the column includes Company contributions of $4,454 under the Company's Retirement Savings Plan, $38,658 accrued under the Company's Supplemental Insurance/Retirement Plan and $108,350 for a retention payment made by the Company in connection with the Company's proposed merger with Tyco International Ltd.; the 2001 amount in the column represents Company contributions of $4,250 under the Retirement Savings Plan and $31,502 accrued under the Supplemental Insurance/Retirement Plan; and the 2000 amount in the column represents Company contributions of $4,250 under the Retirement Savings Plan and $26,464 accrued under the Supplemental Insurance/Retirement Plan.

For Mr. Weiland, the 2002 amount in the column includes Company contributions of $4,558 under the Company's Retirement Savings Plan, $41,742 accrued under the Company's Supplemental Insurance/Retirement Plan and $115,225 for a retention payment made by the Company in connection with the Company's proposed merger with Tyco International Ltd.; the 2001 amount in the column represents Company contributions of $4,250 under the Retirement Savings Plan and $34,136 accrued under the Supplemental Insurance/Retirement Plan; and the 2000 amount in the column represents Company contributions of $4,250 under the Retirement Savings Plan and $17,610 accrued under the Supplemental Insurance/Retirement Plan.

As required by the rules of the Securities and Exchange Commission, the amounts reflected in this column include the annual accruals to the employees' accounts under the Company's Supplemental Insurance/Retirement Plan. Under this plan, the annual accruals are disproportionately higher in the later years of an employee's participation in order to create an incentive to an executive to continue employment with the Company until at least age 62 when accruals cease. The Company believes that a more realistic reflection of the accruals under the Supplemental Insurance/Retirement Plan is the actuarial average, over the years of an executive's participation in the plan, of the aggregate expected accruals under the plan. On this basis, the actuarial average accrual amounts for Mr. Longfield, Ms. Bernstein, Messrs. Ring, Slacik and Weiland would be $175,314, $71,396, $33,662, $49,540 and $44,340, respectively, in 2002; $131,907, $60,455, $24,206, $33,599 and $35,171, respectively, in 2001; and $184,079, $39,378, $24,791, $18,175 and $34,214, respectively, in 2000, as opposed to the amounts reflected in the column.

Certain Compensation Arrangements

Retirement and Other Agreements

The Company has entered into a Supplemental Executive Retirement Agreement, as amended and restated, with Mr. Longfield that provides for monthly retirement benefits, from the date Mr. Longfield becomes entitled to benefits under the agreement until the death of Mr. Longfield and his spouse, generally equal to (i) 60% of his salary and bonus paid or payable in the five calendar years that provide the highest average of all the calendar years up to and including the year Mr. Longfield becomes entitled to benefits under such agreement, with his salary in his retirement year being annualized, minus (ii) an amount equal to the monthly payment that would be made to Mr. Longfield when all other retirement benefits (as of the date benefits under the agreement commence and excluding the Supplemental Executive Retirement Agreement, as amended and restated) that can be paid as a 100% joint survivor annuity are calculated as this form of payment and minus (iii) amounts actually paid pursuant to the Supplemental Insurance/Retirement Plan. Benefits under this agreement commence upon death, disability, termination other than for cause, voluntary retirement on or after age 62 or voluntary retirement within two years after a change of control. Change of control for this purpose is defined in substantially the same manner as in the agreement with Mr. Longfield, which is described below.

Upon retirement, Mr. Longfield will be entitled to receive the following retirement benefits: (i) office space, office equipment and part-time secretarial assistance for so long as Mr. Longfield requests; (ii) use of a leased jet for up to 100 hours annually for five years; (iii) continuation of financial planning and tax services consistent with Company policy; (iv) payment of dues for two club memberships for five years; and (v) the purchase of his Company car for one dollar. Also upon Mr. Longfield's retirement, (i) all stock options granted to Mr. Longfield will vest and each such stock option will be exercisable for the balance of its ten-year term since the grant date, (ii) the shares of Common Stock of the Company Mr. Longfield received in respect of the discount under the MSPP will vest and (iii) all shares of restricted stock underlying the restricted stock units granted to Mr. Longfield in 2002 shall be issued to Mr. Longfield and shall vest.

In connection with Mr. Slacik's resignation as Senior Vice President and Chief Financial Officer effective April 1, 2003 and as an employee effective April 15, 2003, the Company entered into an agreement with Mr. Slacik whereby the Company will accelerate to April 15, 2003 the vesting of (i) all unvested stock options and unvested shares of restricted stock granted to Mr. Slacik and (ii) all unvested shares of Common Stock of the Company that Mr. Slacik has received in respect of the discount under the Management Stock Purchase Plan. The Company will pay Mr. Slacik an amount equal to the fair market value as of April 15, 2003 of the 12,500 unissued shares of restricted stock underlying the restricted stock units granted to him in 2002. The Company will also pay Mr. Slacik in the form of a single payment his base salary for the period from April 15, 2003 through December 31, 2004 at the rate of $450,000 per annum.

The Company provides supplemental annuities to certain officers, including the Named Executive Officers, and other key employees for a fifteen-year period commencing on retirement pursuant to the Supplemental Insurance/Retirement Plan or, with respect to officers, following a termination of employment within two years after a change of control. Change of control for this purpose is defined in substantially the same manner as in the agreement with Mr. Longfield, which is described below.

Change of Control Arrangements

The Company has an agreement with Mr. Longfield that provides for benefits upon certain terminations of employment within three years after a change of control (defined to include the acquisition by a person or a group of 20% or more of the voting power of the Company's stock or a change in the members of the Board of Directors such that the continuing directors cease to constitute a majority of the Board of Directors), including for any reason during the six-month period following the first anniversary of a change of control. This agreement expires three years after any change of control; but, under certain circumstances may be terminated by the Board of Directors prior to any change of control, and will expire immediately upon the earlier of Mr. Longfield's death, permanent disability or termination of employment for cause. Benefits include (i) severance pay of three times the sum of Mr. Longfield's highest base salary and his average annual bonus during the three years prior to severance and (ii) continued participation in the Company's benefit plans for one year (or, if such participation is not possible, provision for substantially similar benefits). The Company has similar agreements with Ms. Bernstein and Messrs. Ring, Slacik and Weiland.

The Company's 1993 Long Term Incentive Plan, as amended and restated, provides that the Compensation Committee may, among other types of awards, grant limited stock appreciation rights entitling the holder thereof to surrender to the Company, under certain circumstances, such rights in exchange for cash as described below. A limited stock appreciation right can only be exercised within the sixty-day period commencing upon the date of the first public disclosure of a change of control. Change of control for this purpose is defined in substantially the same manner as in the agreement with Mr. Longfield. Limited stock appreciation rights are exercisable whether or not the holder thereof is then employed by the Company. Upon exercise of a limited stock appreciation right, the holder thereof shall be entitled to receive an amount in cash equal to the greater of (i) the fair market value of the shares of the Common Stock of the Company with respect to which the limited stock appreciation right was exercised over the option price of such shares and (ii) if the change of control is the result of a transaction or a series of transactions, the highest price per share of Common Stock of the Company paid in such transaction or transactions during the sixty-day period up to the date of exercise over the option price of such shares.

Upon the occurrence of a change of control (defined in substantially the same manner as in the agreement with Mr. Longfield), the following shall vest immediately: (i) stock options granted under the Company's prior stock option plans; (ii) stock options, stock appreciation rights and restricted stock granted under the Company's 1993 Long Term Incentive Plan, as amended and restated; (iii) performance units (representing the right to future cash payments based on the per share net book value of the Company's Common Stock) granted under the Company's Long Term Performance Incentive Plan; and (iv) the interests of non-employee directors under the Company's Stock Equivalent Plan for Outside Directors.

Restrictions on shares of Common Stock of the Company acquired under the MSPP lapse upon a change of control of the Company (defined in substantially the same manner as in the agreement with Mr. Longfield).

Compensation of Outside Directors

Fees and Deferred Compensation

Non-employee directors receive an annual retainer of $28,250 in cash plus $6,498.50 to be paid at the director's election in either shares of Common Stock based on the fair market value of the stock on each September Board meeting date, or added to deferred compensation in an equivalent amount of units that are valued as if such units were Common Stock of the Company (phantom stock shares). In addition, for each Board and Committee meeting attended, each non-employee director receives a fee of $1,300, except for committee chairmen who receive a committee meeting fee of $2,600 for each committee meeting chaired.

Under the Deferred Compensation Agreement for Non-Employee Directors, all or a portion of such cash fees may be deferred at the election of the director, and any amount so deferred is valued at the election of the director either (i) as if invested in an interest-bearing account or (ii) as if invested in phantom stock shares. Deferred fees are payable in cash, in installments or as a lump sum upon termination of services as a director. Directors who are also employees do not receive any fees as directors for attendance at Board and committee meetings.

1988 Directors Stock Award Plan, as Amended and Restated

Under the Company's 1988 Directors Stock Award Plan, as amended and restated (the "1988 Plan"), directors who are not employees of the Company are awarded additional compensation.

Formula-Based Stock Options and Stock Awards

In October of the year in which a non-employee director is elected to the Board of Directors, such non-employee director is granted the right to receive 200 shares of Common Stock of the Company during each year of the director's term. However, such director is not entitled to any such installment of shares in the event that for any reason such director is not a non-employee director on the date on which an installment of shares of Common Stock would otherwise be transferable under the 1988 Plan. The 1988 Plan provides that no shares of Common Stock awarded to a non-employee director under the 1988 Plan may be disposed of until the expiration of two years from the date of the transfer of such shares to the non-employee director; however, such transfer restriction ceases to apply upon the death or permanent disability of the non-employee director.

In July of each year, each non-employee director is granted an option to purchase 600 shares of Common Stock of the Company. Such options have a ten-year term and become exercisable with respect to 200 shares of Common Stock of the Company subject thereto on each of the first three anniversaries following the date of grant. The purchase price per share of Common Stock of the Company purchased under an option granted pursuant to the 1988 Plan shall not be less than the mean between the high and low sale price on the New York Stock Exchange-Composite Tape on the date the option was granted.

If a non-employee director shall, by reason other than death or retirement, cease to be a member of the Board of Directors of the Company while holding an outstanding option, such non-employee director shall be permitted to exercise such option within sixty days from the day he or she ceases to be a member of the Board of Directors; but in no event later than the expiration date of the option, with respect to all or any part of the entire balance of shares of Common Stock of the Company to the extent exercisable by such non-employee director at the time he or she ceases to be a member of the Board of Directors. If a non-employee director shall die after the date he or she ceases to be a member of the Board of Directors of the Company while holding an outstanding option, such option shall be exercisable to the extent, and during the period, that such option would, but for his or her death, have otherwise been exercisable by such non-employee director. If a non-employee director shall cease to be a member of the Board of Directors of the Company by reason of retirement while holding an outstanding option issued prior to April 18, 2001, such non-employee director shall be permitted to exercise such option within three years from the last day of the month in which he or she retired; but in no event later than the expiration date of the option, with respect to all or any part of the entire balance of shares of Common Stock of the Company to the extent exercisable by such non-employee director at the time he or she retired. If a non-employee director shall cease to be a member of the Board of Directors by reason of retirement while holding an outstanding option issued after April 18, 2001, such non-employee director shall be permitted to exercise such option until the expiration date of the option, with respect to all or any part of the entire balance of shares of Common Stock of the Company to the extent exercisable by such non-employee director at the time he or she retired. If a non-employee director shall die while holding an outstanding option, and at the time of death, such option is then exercisable with respect to less than 100% of the shares subject thereto, the number of shares to which such option may be exercisable shall be increased to 100% of the total number of shares subject thereto. The period during which such option shall be exercisable shall commence on the date of death and end on the first anniversary of the month in which the date of death occurs, but in no event shall the period extend beyond the expiration date of the option. In no event shall an option be exercisable beyond the end of the option period.

Nonformula-Based Stock Options and Stock Appreciation Rights

The Governance Committee may award to non-employee directors non-qualified stock options with or without stock appreciation rights. Nonformula-based options may be awarded with terms ranging from one to ten years. Unless otherwise specifically set forth in the grant thereof, no nonformula-based option will be exercisable during the 12 months following the date of the grant. After the 12-month period, 25% of the total number of nonformula-based options granted are exercisable; after 24 months from the date of grant, 50% are exercisable; after 36 months, 75% are exercisable; and, after 48 months, 100% of the nonformula-based options granted are exercisable. Notwithstanding anything to the contrary, the Governance Committee may, when granting nonformula-based options to any non-employee director, grant options that are exercisable immediately or options that are exercisable according to a schedule different from that set forth in the preceding sentence. The exercise price per share of Common Stock with respect to each nonformula-based option shall not be less than 100% of the fair market value of a share of Common Stock on the day the nonformula-based option is granted.

If a non-employee director shall cease to be a member of the Board of Directors by reason of retirement and holds a nonformula-based option issued on or prior to April 18, 2001, such option will remain exercisable after cessation of such non-employee director's employment for three years from the last day of the month in which he or she retired, but in no event later than the expiration date of the option, to the extent such nonformula-based option was otherwise exercisable at the time of retirement. If a non-employee director shall cease to be a member of the Board of Directors by reason of retirement and holds a nonformula-based option issued after April 18, 2001, such option will remain exercisable after cessation of such non-employee director's employment until the expiration date of the option, to the extent such nonformula-based option was otherwise exercisable at the time of retirement. If a non-employee director ceases to be a non-employee director because of death, a nonformula-based option held by such non-employee director shall remain exercisable for one year and, if not already fully exercisable, shall become exercisable with respect to all shares subject thereto. If a non-employee director ceases to be a non-employee director other than by reason of death or retirement, a nonformula-based option held by such non-employee director shall remain exercisable for 60 days, to the extent such nonformula-based option was otherwise exercisable at the time of termination. If a non-employee director shall die after the date he or she ceases to be a member of the Board of Directors while holding an outstanding nonformula-based option, such option shall be exercisable to the extent, and during the period, that such nonformula-based option would, but for his or her death, have otherwise been exercisable by such non-employee director. In no event shall a nonformula-based option be exercisable beyond the end of the option period.

The Governance Committee may grant stock appreciation rights to non-employee directors. Stock appreciation rights entitle a non-employee director to receive Common Stock or, with the consent of the Governance Committee, cash in an amount equal to the excess of the fair market value of a share of Common Stock on the date the right is exercised over the price at which the non-employee director could exercise a nonformula-based option to purchase that share. Stock appreciation rights shall be granted only in connection with the granting of nonformula-based stock options. Stock appreciation rights shall be exercisable on the same terms as the nonformula-based options with which they are paired, and a non-employee director may choose to exercise either a nonformula-based option or the related stock appreciation right. The exercise of one terminates the other.

In September 2002, the Governance Committee granted to each non-employee director a nonformula-based option to purchase 600 shares of Common Stock at the fair market value of the Common Stock on the grant date. Such options are exercisable with respect to 200 shares on the grant date and will become exercisable with respect to 200 additional shares on each of the first and second anniversaries following the grant date. The foregoing grants were made on a discretionary basis to make up for the grants of formula-based options which the non-employee directors did not receive in 2001 due to the proposed merger with Tyco International Ltd.

In October 2002, the Governance Committee also granted to each non-employee director, on a discretionary basis, options to purchase 1,200 shares of Common Stock at the fair market value of the Common Stock on the grant date. The options are for a ten-year term. One-half of the options, which replace the discretionary, nonformula-based options that the Governance Committee did not grant in 2001 due to the proposed merger with Tyco International Ltd., are exercisable with respect to 200 shares on the grant date and will become exercisable with respect to 200 additional shares on each of the first and second anniversaries following the grant date. The remaining half of the options, which supplement the annual formula-based options granted in July 2002, will become exercisable with respect to 200 shares on each of the first three anniversaries following the grant date.

Nonformula-Based Restricted Stock, Stock Awards and Unrestricted Stock

An award of restricted stock to a non-employee director entitles the non-employee director to receive the number of shares of Common Stock specified by the Governance Committee. An award of restricted stock will vest in accordance with a schedule specified by the Governance Committee. Except as otherwise provided by the Governance Committee, a non-employee director receiving an award of restricted stock shall, prior to the vesting of such restricted stock, have all the rights of a holder of Common Stock, including the right to receive dividends or dividend equivalents paid on and the right to vote such stock. However, prior to the vesting of an award of restricted stock, such restricted stock may not be sold, assigned, transferred, pledged or otherwise encumbered. Except as otherwise provided by the Governance Committee, the restricted period in respect of any award of restricted stock shall not be less than three years. If, prior to the vesting of a non-employee director's restricted stock, such non-employee director ceases to be a member of the Board of Directors during the restricted period for any reason other than death or retirement, the Governance Committee may at the time of cessation of service as a member of the Board of Directors terminate the restricted period with respect to any or all of such restricted stock. If the Governance Committee does not terminate the restricted period with respect to such restricted stock at the time of such cessation, such restricted stock will be forfeited. If a non-employee director holding restricted stock ceases to be a member of the Board of Directors during the restricted period by reason of death or retirement, restricted stock held by that non-employee director shall become free of all restrictions thereon and the Company will deliver that restricted stock to that non-employee director or that non-employee director's beneficiary, as the case may be, within 60 days.

The Governance Committee may grant stock awards in its discretion to non-employee directors of the Company. A stock award consists of Common Stock to be distributed in three approximately equal installments, the first delivery on the date of the stock award and thereafter on the first and second anniversaries of such date, unless otherwise specified by the Governance Committee. No such installment will be delivered on any anniversary of the date of the stock award to a non-employee director whose service as a member of the Board ceases (except, in the discretion of the Governance Committee, by reason of death or retirement).

The Governance Committee may grant awards of unrestricted Common Stock under the 1988 Plan to non-employee directors, which Common Stock is delivered to the non-employee director on or about the award date and which is not subject to any restrictions; provided that awards of unrestricted Common Stock shall only be made in lieu of payment of a cash retainer.

In September 2002, the Governance Committee granted an award of 200 shares of restricted Common Stock to each non-employee director. This award was made on a discretionary basis to make up for the formula-based award of 200 shares of Common Stock that such directors did not receive in 2001 due to the proposed merger with Tyco International Ltd.

Stock Equivalent Plan for Outside Directors

On January 1, 1997, a Board-approved Stock Equivalent Plan for Outside Directors (the "Stock Equivalent Plan") replaced a retirement income plan formerly maintained by the Company, as explained below. Pursuant to the Stock Equivalent Plan, on December 31 of each year, commencing December 31, 1997, each non-employee director of the Company is credited with a number of units equal to (i) the sum of (A) the annual retainer for non-employee directors then in effect and (B) 12 times the per meeting fee for non-employee directors then in effect, divided by (ii) the average of the high and low selling prices of the Common Stock of the Company on the New York Stock Exchange on such date. Upon termination of service as a non-employee director, a participant in the Stock Equivalent Plan who shall have served on the Board of Directors for at least five years shall become entitled to receive an amount in cash equal to the product of (i) the number of units credited to such participant and (ii) the average of the closing prices of the Common Stock of the Company on the New York Stock Exchange during the six-month period immediately preceding such participant's termination of service, payable in installments over that number of years equal to the number of full or partial years of such participant's service on the Board of Directors. A participant may make an irrevocable election to receive his or her distributable interest under the Stock Equivalent Plan in a lump sum. In the event of a change of control of the Company (defined substantially the same as under "Certain Compensation Arrangements - Change of Control Arrangements" above), participants in the Stock Equivalent Plan become entitled to receive benefits thereunder. In the event of a participant's death, his or her surviving spouse shall receive the same benefits that such director would have received had he or she survived.

The Company formerly maintained a retirement income plan for non-employee directors who served on the Board of Directors for at least five years. Upon retirement, such directors became entitled to receive annual payments equal to an amount composed of the annual retainer together with an amount based upon the annual meeting fees in effect at the time of retirement. Such payments were made for that number of years equal to the number of full or partial years of service on the Board of Directors. In the event of the retired director's death, his or her surviving spouse became entitled to receive the same benefits that such director would have received had he or she survived. Currently serving non-employee directors of the Company entitled to benefits accumulated under the retirement income plan elected either to have such benefits paid out upon retirement as provided under the former retirement income plan or to convert such benefits into share equivalent units under the Stock Equivalent Plan. The Company continues to make payments under the retirement income plan for the benefit of non-employee directors who retired prior to January 1, 1997 with at least five years of service on the Board of Directors.

Option Grants in Last Fiscal Year

The table below sets forth information concerning options granted to the Named Executive Officers during the last fiscal year.

	Individual Grants				Grant Date Value(1)
Name	Number of Securities Underlying Options Granted (#)(2)	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date	Grant Date Present Value($)
William H. Longfield	-0-	0.0	N/A	N/A	N/A
Nadia J. Bernstein	10,000	1.1%	54.44	3/1/2012	141,500
	5,100	0.5%	52.03	7/10/2012	72,165
Timothy M. Ring	-0-	0.0	N/A	N/A	N/A
Charles P. Slacik	-0-	0.0	N/A	N/A	N/A
John H. Weiland	-0-	0.0	N/A	N/A	N/A

__________

(1) The valuation calculations are solely for the purposes of compliance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended, and are not intended to forecast possible future appreciation, if any, of the price of the Company's Common Stock. Grant date values are based on the Black-Scholes option pricing model adapted for use in valuing executive stock options. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. Accordingly, there is no assurance the value realized by an executive will be at or near the value estimated by the Black-Scholes model. The grant date values were determined based in part upon the following assumptions: (a) an expected volatility of 33% based on daily stock prices of the Company's Common Stock for the one-year period prior to the grant date; (b) a risk-free rate of return of 2.52%; (c) the Company's Common Stock five-year dividend yield of 1.6%; and (d) an expected option life of 4.5 years.

(2) Grants consist of stock options with attached limited stock appreciation rights that are exercisable in the event of a change of control. See "Certain Compensation Arrangements - Change of Control Arrangements" above for a description of the material features of the limited stock appreciation rights. All options reflected in the table become exercisable based, in part, on the Company achieving certain earnings per share increases.

Aggregated Option Exercises in Last Fiscal Year, and Fiscal Year-End Option Values

The table below sets forth information concerning exercises of stock options by the Named Executive Officers during the last fiscal year and the fiscal year-end value of the Named Executive Officers' unexercised options.

	Shares		Number of Securities		Value of Unexercised
	Acquired		Underlying Unexercised		In-the-Money Options
	on		Options FY-End(#)		Options FY-End($)(1)
	Exercise	Value
Name	(#)	Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable(2)
William H. Longfield	222,572	6,186,510	453,028	250,000	7,369,348	2,785,620
Nadia J. Bernstein	-0-	-0-	13,625	28,725	180,483	246,605
Timothy M. Ring	33,658	890,991	88,674	62,500	1,257,126	696,405
Charles P. Slacik	-0-	-0-	80,000	70,000	928,827	764,139
John H. Weiland	-0-	-0-	96,659	62,500	1,427,156	696,405

__________

(1) These options were granted over a period of years.

(2) Valued at $58.00 per share market price.

Long-Term Incentive Plan - Awards in Last Fiscal Year

The table below sets forth information concerning long-term incentive awards made to the Named Executive Officers during the last fiscal year.

Name	Number of Shares, Units or Other Rights (#)	Performance or Other Period Until Maturation or Payout*
William H. Longfield	75,000	*
Nadia J. Bernstein	-0-	N/A
Timothy M. Ring	25,000	*
Charles P. Slacik	25,000	*
John H. Weiland	25,000	*

__________

*All awards reflected in the table are awards of performance-based restricted stock units. For a discussion of the material terms of the awards, including the terms upon which they vest, see "Executive Compensation - Compensation Committee Report - Restricted Stock Awards" and "Certain Compensation Arrangements - Retirement and Other Agreements."

Pension Table

The table below sets forth the aggregate estimated annual retirement benefits payable under the Company's Employees' Retirement Plan, Excess Benefit Plan and Supplemental Executive Retirement Plan for employees retiring at normal retirement age (65) in 2002.

Total Pensionable	Years of Service at Age 65 Retirement
Pay in Year Prior
to Retirement	15 or less	20	25	30	35	40
$100,000	$12,000	$20,000	$22,000	$26,000	$27,000	$29,000
200,000	23,000	40,000	46,000	52,000	56,000	59,000
300,000	34,000	61,000	70,000	78,000	84,000	90,000
400,000	46,000	81,000	94,000	105,000	113,000	120,000
500,000	58,000	102,000	118,000	131,000	142,000	151,000
600,000	69,000	122,000	142,000	158,000	171,000	181,000
700,000	81,000	142,000	165,000	184,000	199,000	212,000
800,000	92,000	163,000	189,000	211,000	228,000	242,000
900,000	104,000	183,000	213,000	237,000	257,000	273,000
1,000,000	116,000	204,000	237,000	264,000	286,000	304,000
1,100,000	127,000	224,000	260,000	290,000	314,000	334,000
1,200,000	139,000	245,000	284,000	316,000	343,000	365,000
1,300,000	150,000	265,000	308,000	343,000	372,000	395,000
1,400,000	162,000	286,000	332,000	369,000	400,000	426,000
1,500,000	174,000	306,000	356,000	396,000	429,000	456,000
1,600,000	185,000	327,000	379,000	422,000	458,000	487,000
1,700,000	197,000	347,000	403,000	449,000	487,000	517,000
1,800,000	208,000	368,000	427,000	475,000	515,000	548,000
1,900,000	220,000	388,000	451,000	502,000	544,000	579,000
2,000,000	232,000	409,000	475,000	528,000	573,000	609,000
2,100,000	243,000	429,000	498,000	555,000	601,000	640,000
2,200,000	255,000	450,000	522,000	581,000	630,000	670,000
2,300,000	266,000	470,000	546,000	608,000	659,000	701,000
2,400,000	278,000	491,000	570,000	634,000	688,000	731,000
2,500,000	290,000	511,000	593,000	661,000	716,000	762,000

Under the Company's Employees' Retirement Plan, Excess Benefit Plan and Supplemental Executive Retirement Plan, benefits are determined on the basis of an employee's pensionable earnings, which include regular salary, commissions, bonuses, overtime pay and shift differentials. Annual bonus amounts reflected in the Summary Compensation Table relate to the year in which such bonuses were accrued and are not included in the calculation of annual compensation for purposes of the Company's Employees' Retirement Plan, Excess Benefit Plan and Supplemental Executive Retirement Plan until the succeeding year.

The estimated credited full years of service for Mr. Longfield, Ms. Bernstein and Messrs. Ring, Slacik and Weiland are 13, 3, 10, 3 and 6, respectively. The estimated annual retirement benefits payable are based on employer contributions on a lifetime annuity basis to persons whose highest average compensation over a period of five consecutive years of service are in the indicated classifications. The benefits listed in the table are not subject to deductions for Social Security or any other offset amounts.

Under the Supplemental Executive Retirement Agreement, as amended and restated, between the Company and Mr. Longfield described above under "Certain Compensation Arrangements - Retirement and Other Agreements," at Mr. Longfield's retirement at age 65, his estimated annual benefit at such time would be approximately $829,000 more than the estimated value of the Company's qualified and non-qualified pension plans available to Mr. Longfield at such age.

Comparison of Five Year Cumulative Total Returns

The graph below compares the cumulative total shareholder return on the Company's Common Stock for the last five years with the cumulative total return on the S&P 500 Index and the S&P 500 Health Care Equipment Index over the same period. The graph assumes the investment of $100 in each of the Company's Common Stock, the S&P 500 Index and the S&P 500 Health Care Equipment Index on December 31, 1997, and that all dividends were reinvested.

Effective December 31, 2001, Standard and Poor's discontinued the S&P 500 Medical Products & Supplies Index, against which the Company had previously compared its cumulative total shareholder return, and replaced it with the S&P 500 Health Care Equipment Index.

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(c) Exhibits:

    Independent Auditors' Consent
    Information Regarding Consent of Arthur Andersen LLP

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

C. R. BARD, INC.

(Registrant)

By: Todd C. Schermerhorn /s/

Todd C. Schermerhorn

Senior Vice President and

Chief Financial Officer

June 30, 2003

C. R. BARD, INC.

CERTIFICATION PURSUANT TO

RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, William H. Longfield, certify that:

1. I have reviewed this annual report on Form 10-K/A of C. R. Bard, Inc.;

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

4. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

5. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 30, 2003

William H. Longfield /s/

William H. Longfield

Chairman of the Board,

Chief Executive Officer

C. R. BARD, INC.

CERTIFICATION PURSUANT TO

RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Todd C. Schermerhorn, certify that:

1. I have reviewed this annual report on Form 10-K/A of C. R. Bard, Inc.;

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

4. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

5. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 30, 2003

Todd C. Schermerhorn /s/

Todd C. Schermerhorn

Senior Vice President and Chief Financial Officer

Exhibit 23.1

Independent Auditors' Consent

The Shareholders and Board of Directors of

C. R. Bard, Inc.:

We consent to the incorporation by reference in the registration statements (Nos. 333-104683, 333-86668, 333-59156, 333-55684, 333-78089, 333-51793, 333-69857, 333-30217, 333-07189, 33-63147, 33-35544 and 33-64874) on Form S-8 and (No. 333-05997) on Form S-3 of C. R. Bard, Inc. and subsidiaries of our report dated January 28, 2003, with respect to the consolidated balance sheet of C. R. Bard, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of income, stockholders' investment, and cash flows, for the year ended December 31, 2002, and the related consolidated financial statement schedule, which report appears in the December 31, 2002, annual report on Form 10-K of C. R. Bard, Inc., as amended by Amendment No. 1 thereto.

Our report refers to the Company's adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002 and to our audit of the transitional disclousres added to revise the 2001 and 2000 consolidated financial statements, as more fully described in Note 4 to the consolidated financial statements. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of C. R. Bard, Inc. and subsidiaries other than with respect to such disclosures.

/s/ KPMG LLP

Short Hills, New Jersey

June 30, 2003

Exhibit 23.2

Information Regarding Consent of Arthur Andersen LLP

On May 7, 2002, the Board of Directors of C. R. Bard, Inc. (the "company"), upon recommendation of the Audit Committee, made a determination not to engage Arthur Andersen LLP ("Arthur Andersen") as the company's independent public accountants. See the company's Current Report on Form 8-K filed on May 10, 2002 for additional information. After reasonable efforts, the company has been unable to obtain Arthur Andersen's written consent to the incorporation by reference into the company's registration statements (Nos. 333-104683, 333-86668, 333-59156, 333-55684, 333-78089, 333-51793, 333-69857, 333-30217, 333-07189, 33-63147, 33-35544, 33-64874 and 333-05997) (collectively, the "Registration Statements") of Arthur Andersen's previously issued audit report with respect to the statement of net assets available for plan benefits of the Bard Employees Savings 401(k) Plan as of December 31, 2001, and the related statement of changes in net assets available for plan benefits for the year then ended. Under these circumstances, Rule 437a under the Securities Act of 1933, as amended (the "Securities Act"), permits the company to file this Annual Report on Form 10-K/A, which is incorporated by reference into the Registration Statements, without a written consent from Arthur Andersen. However, with respect to transactions in the company's securities pursuant to the Registration Statements that occur subsequent to the date this Annual Report on Form 10-K/A is filed with the Securities and Exchange Commission, Arthur Andersen will not have any liability under Section 11(a) of the Securities Act for any untrue statements of a material fact contained in the financial statements audited by Arthur Andersen or any omissions of a material fact required to be stated therein. Accordingly, no claim can be asserted against Arthur Andersen under Section 11(a) of the Securities Act because Arthur Andersen has not consented to the incorporation by reference of its previously issued audit report into the Registration Statements.