Form 10-Q
period 2003-06-30
BARD C R INC /NJ/
filed 2003-08-01
CIK 9892

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2003

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

Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	X	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at July 21, 2003
Common Stock - $.25 par value	51,825,672

C. R. BARD, INC. AND SUBSIDIARIES

INDEX

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, other than par values, unaudited)
	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and short-term investments	$403,100	$383,200
Accounts receivable, net	213,600	183,400
Inventories	160,800	147,100
Other current assets	51,600	44,300
Total current assets	829,100	758,000
Net property, plant and equipment	194,400	168,000
Intangible assets, net of amortization	92,600	65,200
Goodwill	340,000	316,100
Other assets	107,200	109,400
	$1,563,300	$1,416,700
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$32,600	$900
Accounts payable	49,800	46,900
Accrued expenses	177,100	180,700
Federal and foreign income taxes	82,100	88,400
Total current liabilities	341,600	316,900
Long-term debt	151,800	152,200
Other long-term liabilities	67,000	67,200
Commitments and contingencies	---	---
Shareholders' investment:
Preferred stock, $1 par value, authorized 5,000,000 shares; none issued	---	---
Common stock, $.25 par value, authorized 300,000,000 shares; issued and outstanding 51,790,304 shares at 2003 and 51,602,836 shares at 2002	12,900	12,900
Capital in excess of par value	330,200	286,300
Retained earnings	684,800	640,700
Accumulated other comprehensive loss	(12,700)	(54,500)
Unearned compensation	__(12,300)	__(5,000)
Total shareholders' investment	1,002,900	880,400
	$1,563,300	$1,416,700

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(shares and dollars in thousands except per share amounts, unaudited)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002

Net sales	$354,200	$317,500	$690,100	$619,400

Costs and expenses:
Cost of goods sold	152,600	147,000	298,800	286,500
Marketing, selling and administrative expense	109,900	92,800	214,000	181,100
Research and development expense	21,800	14,900	41,300	29,200
Interest expense	3,200	3,200	6,300	6,400
Other (income) expense, net	(1,500)	(1,800)	(3,200)	6,400
Total costs and expenses	286,000	256,100	557,200	509,600

Income before tax provision	68,200	61,400	132,900	109,800
Income tax provision	18,700	17,500	36,500	31,200

Net income	$49,500	$43,900	$96,400	$78,600

Basic earnings per share	$0.96	$0.84	$1.86	$1.50

Diluted earnings per share	$0.94	$0.83	$1.83	$1.48

Weighted average common shares outstanding - basic	51,700	52,300	51,700	52,400

Weighted average common shares outstanding - diluted	52,800	53,100	52,600	53,100

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

(dollars in thousands except per share amounts, unaudited)
Six Months Ended June 30, 2003	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned Compen-sation	Total
	Shares	Amount
Balance at December 31, 2002	51,602,836	$12,900	$286,300	$640,700	$(54,500)	$(5,000)	$880,400
Net income	---	---	---	96,400	---	---	96,400
Currency translation adjustments/other	---	---	---	---	41,800	---	41,800
comprehensive income							138,200

Cash dividends ($.44 per share)	---	---	---	(22,900)	---	---	(22,900)
Treasury stock retired	(474,200)	(100)	---	(29,400)	---	---	(29,500)
Employee stock plans	661,668	100	43,900	---	---	(7,300)	36,700
Balance at June 30, 2003	51,790,304	$12,900	$330,200	$684,800	$(12,700)	$(12,300)	$1,002,900
Six Months Ended June 30, 2002	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Unearned Compen-sation	Total
	Shares	Amount
Balance at December 31, 2001	52,383,718	$13,100	$261,700	$602,100	$(76,400)	$(11,800)	$788,700
Net income	---	---	---	78,600	---	---	78,600
Currency translation adjustments/other	---	---	---	---	9,000	---	9,000
comprehensive income							87,600

Cash dividends ($.42 per share)	---	---	---	(22,100)	---	---	(22,100)
Treasury stock retired	(875,000)	(200)	---	(47,400)	---	---	(47,600)
Employee stock plans	281,916	100	13,100	---	---	4,200	17,400
Balance at June 30, 2002	51,790,634	$13,000	$274,800	$611,200	$(67,400)	$(7,600)	$824,000

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)
	For The Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$96,400	$78,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,900	21,100
Deferred income taxes	400	2,600
Expenses under stock plan	6,100	6,500
Other noncash items	8,400	14,800

Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(18,500)	(12,800)
Inventories	(12,000)	16,700
Other assets	(6,300)	(7,600)
Current liabilities, excluding debt and including tax benefits from employee stock option exercises of $3,300 and $1,800 in 2003 and 2002, respectively	(4,300)	(1,000)
Pension contribution	---	(15,000)
Other long-term liabilities	---	(4,500)
Net cash provided by operating activities	91,100	99,400

Cash flows from investing activities:
Capital expenditures	(30,400)	(10,800)
Payments made for purchases of businesses	(51,700)	---
Payments made for patents, trademarks and other	(6,100)	(2,700)
Net cash used in investing activities	(88,200)	(13,500)

Cash flows from financing activities:
Common stock issued for options and benefit plans	21,700	9,600
Purchases of common stock	(29,500)	(47,600)
Dividends paid	(22,900)	(22,100)
Proceeds from (repayments of) short-term borrowings, net	31,000	(200)
Net cash provided by (used in) financing activities	300	(60,300)

Effect of exchange rate changes on cash and cash equivalents	16,700	2,400
Increase in cash and cash equivalents during the period	19,900	28,000
Balance at January 1,	373,700	262,300
Balance at June 30,	$393,600	$290,300

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The financial statements contained in this filing have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and have not been audited. However, C. R. Bard, Inc. ("Bard" or the "company") believes that it has included all adjustments to the interim financial statements, consisting only of normal recurring adjustments, that are necessary to present fairly Bard's financial condition and results of operations at the dates and for the periods presented. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements as filed by the company in its 2002 Annual Report on Form 10-K as amended.

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

Stock-Based Compensation - The company maintains various stock-based employee and director compensation plans, which are described more fully in Note 9 Shareholders' Investment of the Notes to Consolidated Financial Statements as filed by the company in its 2002 Annual Report on Form 10-K as amended. The company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. No stock-based employee compensation cost is reflected in net income for employee option grants, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Additionally, in accordance with APB 25 and related interpretations, the company recognizes no compensation expense for the discount associated with the 1998 Employee Stock Purchase Plan of C. R. Bard, Inc. ("ESPP"). The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("FAS") No. 123 "Accounting for Stock-Based Compensation," to stock-based employee compensation.

(dollars in thousands except per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Net income as reported	$49,500	$43,900	$96,400	$78,600
Pro forma after-tax impact of options at fair value	3,200	3,400	6,000	5,800
Pro forma after-tax impact of ESPP discount	1,000	---	1,000	---
Pro forma net income	$45,300	$40,500	$89,400	$72,800
Basic earnings per share as reported	$0.96	$0.84	$1.86	$1.50
Diluted earnings per share as reported	$0.94	$0.83	$1.83	$1.48
Pro forma basic earnings per share	$0.88	$0.77	$1.73	$1.39
Pro forma diluted earnings per share	$0.86	$0.76	$1.70	$1.37

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The fair value of stock options is estimated on the date of grant using the Black-Scholes option-pricing model. The following table outlines the assumptions used in the Black-Scholes model.
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Dividend yield	1.6%	1.6%	1.6%	1.6%
Risk-free interest rate	2.28%	3.04%	2.28%	3.04%
Expected option life in years	4.7	4.0	4.7	4.0
Expected volatility	32.8%	34.6%	32.8%	34.6%

The weighted average per share fair value of stock options granted for the six-month periods ended June 30, 2003 and June 30, 2002 was $16.54 and $14.59, respectively. In general, the pro forma after-tax adjustment for options assumed a four-year life for options. The fair value of the ESPP discount is based upon the difference between the market price at the time of purchase and the participant's purchase price. The ESPP pro forma adjustment assumes immediate expense recognition at purchase. All pro forma adjustments have been tax-affected at 35%. No other pro forma adjustments are required since the company records compensation expense for all other stock awards.

During the first quarter of 2003, the company implemented a salesperson incentive program. This program provides for awards of restricted stock units or the matching of deferred bonus and commissions with restricted stock units. Awards and matches are based upon salesperson performance. Awards of approximately 127,300 restricted stock units were made under this program. The company recorded unearned compensation expense in shareholders' investment based on the company's stock price of $58.73 at the time of grant and will recognize expense on a straight-line basis over the seven-year vesting period.

On April 16, 2003, shareholders approved the 2003 Long Term Incentive Plan of C. R. Bard, Inc. (the "2003 Plan") that replaces the company's 1993 Long Term Incentive Plan, as amended and restated, under which no further awards were made after April 20, 2003. The total number of shares that may be issued under the 2003 Plan is 3,000,000. Awards under the 2003 Plan shall be in the form of stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, unrestricted stock and other stock-based awards.

Earnings Per Share - "Basic earnings per share" represents net income divided by the weighted average shares outstanding. "Diluted earnings per share" represents net income divided by the weighted average shares outstanding adjusted for the incremental dilution of outstanding employee stock options and awards. Unless indicated otherwise, per share amounts are calculated on a diluted basis.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:
(dollars and shares in thousands except per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Net income	$49,500	$43,900	$96,400	$78,600
Weighted average common shares outstanding	51,700	52,300	51,700	52,400
Incremental common shares issuable: stock options and awards	1,100	800	900	700
Weighted average common shares outstanding assuming dilution	52,800	53,100	52,600	53,100
Basic earnings per share	$0.96	$0.84	$1.86	$1.50
Diluted earnings per share	$0.94	$0.83	$1.83	$1.48

Common stock equivalents from stock options and stock awards of approximately 100,000 at June 30, 2003 and zero as of June 30, 2002 were excluded from the diluted earnings per share calculation since their effect is antidilutive.

Restructuring Charges - Based upon an analysis of divisional and manufacturing operations, the company committed to and approved a restructuring plan for certain divisions and manufacturing facilities. This plan resulted in a pretax restructuring charge of $9,100,000 in the first quarter of 2002 and a pretax restructuring charge of $24,600,000 in the third quarter of 2002. These charges were recorded in other (income) expense, net, and the associated reserves are recorded in accrued expenses. These restructuring charges represent the elimination of approximately 617 employee positions and the closure of three manufacturing and two administrative facilities. The following table sets forth an analysis of restructuring provisions through June 30, 2003:
(dollars in thousands)	Beginning balance	Cash paid	Noncash charges	Accrual balance at 6/30/03
Restructuring provisions
Termination benefits	$19,800	$10,500	(200)	$9,500
Property, plant and equipment impairment	8,100	---	8,100	---
Lease termination	2,300	300	---	2,000
Idle facility costs	3,500	800	300	2,400
Total restructuring provisions	$33,700	$11,600	$8,200	$13,900

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Through June 30, 2003, the company has eliminated 290 positions. In accordance with EITF 94-3, the company expects the remaining cash expenditures related to workforce reductions, lease terminations and facility closing costs, to be paid out no later than one year from their accrual. The above restructuring charges are based on estimates including estimated proceeds from asset dispositions and sublease revenue.

Inventories - Inventories are stated at the lower of cost or market. For most domestic divisions, cost is determined using the last-in-first-out ("LIFO") method. For all other inventories cost is determined using the first-in-first-out ("FIFO") method. Due to changing technologies and cost containment the difference between the valuation under the LIFO method and the FIFO method is not significant. The following is a summary of inventories at June 30, 2003 and December 31, 2002:
(dollars in thousands)	June 30, 2003	December 31, 2002
Finished goods	$72,400	$68,700
Work in process	61,300	51,200
Raw materials	27,100	27,200
Total	$160,800	$147,100

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Acquisitions - In June 2003, Bard acquired the assets of Source Tech Medical, LLC., ("Source Tech"), a manufacturer and distributor of radioactive iodine seeds for approximately $35 million in cash and assumed liabilities. The acquisition expands and integrates the company's presence in the brachytheraphy market. Based upon a third-party valuation, the company allocated approximately $8 million to tangible assets (primarily equipment and inventory), $21 million to technology-related intangible assets, $5 million to tax-deductible goodwill and $1 million to in-process research and development. Intangible assets will be amortized over a 10-15 year period. The company has recorded the in-process research and development charge in research and development expense in its consolidated statements of operations. The value assigned to in-process research and development was determined by identifying an acquired specific in-process research and development project related to a brachytheraphy seed delivery system that would be continued and for which (a) technological feasibility had not been established at the acquisition date, (b) there was no alternative future use, and (c) the fair value was estimable with reasonable reliability. The company took into consideration its pre-existing distribution agreement with Source Tech when determining the purchase price allocation and residual goodwill. The company has not finalized the purchase price allocation for the Source Tech acquisition; however, the company does not expect any change in the Source Tech purchase price allocation to have a material impact on its financial statements.

In addition during 2003, the company acquired certain assets from the following entities in two transactions for a total cost of $16 million, which was paid in cash:

  Prostate Services of America, Inc., Amertek Medical, Inc. and Alton Design, LLC - distributors of iodine and palladium radioactive seeds for brachytherapy
  Imagyn Medical Technologies, Inc. - a manufacturer and distributor of iodine and palladium radioactive seeds.

An aggregate of approximately $5 million of tax-deductible goodwill was recognized in those two transactions with the remaining aggregate purchase price being allocated primarily to intangible assets amortized over a 7-15 year period.

Unaudited pro forma financial information for the transactions described above has not been presented because the effects of these acquisitions were not material on either an individual or aggregate basis. Results of operations of these transactions are included in the company's consolidated results from the respective dates of acquisition.

Goodwill and Intangible Assets - The balances of goodwill and intangible assets are as follows:
	June 30, 2003
(dollars in millions)	Original Cost	Accumulated Amortization	Translation/Other	Carrying Value	Useful Life
Patents	$66.0	$(30.3)	---	$35.7	5-17
Distribution agreements	20.6	(8.6)	---	12.0	5-26
Licenses	21.3	(9.8)	---	11.5	5-15
Other intangibles	50.3	(12.6)	(4.3)	33.4	3-16
Subtotal intangibles	158.2	(61.3)	(4.3)	92.6	---
Goodwill	439.0	(93.5)	(5.5)	340.0	---
Total intangibles and goodwill	$597.2	$(154.8)	$(9.8)	$432.6	---

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollars in millions)	December 31, 2002
	Original Cost	Accumulated Amortization	Translation/Other	Carrying Value	Useful Life
Patents	$65.3	$(28.2)	---	$37.1	5-17
Distribution agreements	20.6	(8.0)	---	12.6	5-26
Licenses	20.2	(9.8)	(0.1)	10.3	5-15
Other intangibles	21.9	(12.1)	(4.6)	5.2	3-16
Subtotal intangibles	128.0	(58.1)	(4.7)	65.2	---
Goodwill	423.6	(93.5)	(14.0)	316.1	---
Total intangibles and goodwill	$551.6	$(151.6)	$(18.7)	$381.3	---

In addition to the transactions described above, goodwill increased $3.0 million for the payment of a contingent milestone related to a prior-year's acquisition. At June 30, 2003, the impact of translation increased the balance of goodwill by $8.5 million. Amortization expense was $3.1 million and $3.8 million for the three-month periods ended June 30, 2003 and 2002, respectively. Amortization expense was $6.4 million and $7.6 million for the six-month periods ended June 30, 2003 and 2002, respectively. Annual forecasted amortization expense for the years 2003 through 2008 is as follows:
(dollars in millions)	2003	2004	2005	2006	2007	2008
Annual amortization expense	$13.6	$13.7	$11.1	$8.6	$7.3	$7.1

Short-Term Borrowings and Long-Term Debt - The company maintains a commercial paper program and committed credit facilities that support the company's commercial paper program. The committed facilities may also be used for other corporate purposes. The company maintains a $200.0 million five-year committed credit facility that matures in May of 2005 and a $100.0 million 364-day committed credit facility that most recently matured in May of 2003. The company renewed its $100.0 million, 364-day committed credit facility in the second quarter of 2003 on similar terms. These facilities carry variable market rates of interest and require annual commitment fees. Total commercial paper borrowings were approximately $31.5 million with an interest rate of 1.45% at June 30, 2003. At December 31, 2002 there was no commercial paper outstanding.

In December 1996, the company issued $150.0 million of 6.70 percent notes due 2026. These notes may be redeemed at the option of the note holders on December 1, 2006, at a redemption price equal to the principal amount. The market value of these notes was approximately $174.4 million at June 30, 2003, assuming the notes are held to 2026. Cash payments for interest equal $5.1 million and $5.3 million for the six-month periods ended June 30, 2003 and June 30, 2002, respectively. Certain of the company's debt agreements contain customary representations, warranties and default provisions as well as restrictions that, among other things, require the maintenance of a minimum

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

ratio of operating cash flow to interest expense and limit the amount of debt that the company may have outstanding. As of June 30, 2003, the company was in compliance with all such covenants.

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

(dollars in thousands)	June 30, 2003		December 31, 2002
	Notional Amount	Fair Value	Notional Amount	Fair Value
Yen forward currency agreements	$500	$500	$300	$300
Peso forward currency agreements	$8,000	$8,500	$20,000	$20,400
Euro put option contracts	$33,000	$400	$39,600	$600
Euro range forward contracts	$19,800	$(1,700)	---	---

A roll forward of the company's derivative financial instruments for the six-month period ended June 30, 2003 is as follows:
(dollars in thousands)	Yen forward currency agreements	Peso forward currency agreements	Euro currency contracts
December 31, 2002 notional amount	$300	$20,000	$39,600
New agreements	1,500	---	59,400
Expired agreements	1,300	12,000	46,200
June 30, 2003 notional amount	$500	$8,000	$52,800

At June 30, 2003 the net fair market value of option-based products and the incremental adjustment to fair market value of forward currency agreements are recorded in either Other Current Assets or Accrued Expenses. During the second quarter and six-month periods ended June 30, 2003, the company reclassified from Accumulated Other Comprehensive Loss to either Other (Income) Expense, Net or Cost of Goods Sold a net loss of $400,000 and $500,000, respectively.

Legal - The company is subject to various legal proceedings and claims, including claims of alleged personal injuries as a result of exposure to natural rubber latex gloves distributed by the company and other product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes which arise in the ordinary course of business. In addition, the company operates in an industry susceptible to significant patent legal claims. At any given time, the company generally is involved as both a plaintiff and defendant in a number of patent infringement actions. If infringement of a third party's patent were to be determined against the company, the company may be required to make significant royalty or other payments or may be subject to an injunction or other limitation on its ability to manufacture or distribute one or more

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

products. If a company patent were to be determined to be invalid or unenforceable, the company may be required to reduce the value of the patent on the company's consolidated balance sheet and to record a corresponding noncash charge, which could be significant in amount.

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
(dollars in thousands)	Beginning Balance 12/31/2002	Charges to Costs and Expenses	Deductions	Ending Balance 6/30/2003
Product warranty accruals	$1,700	800	(600)	$1,900

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
	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2003	2002	% Chg.	2003	2002	% Chg.
Net sales:
United States	$250,400	$231,700	8%	$493,100	$455,000	8%
Europe	65,400	54,100	21%	122,700	102,600	20%
Japan	18,700	15,100	24%	37,200	30,800	21%
Rest of World	19,700	16,600	19%	37,100	31,000	20%
Total	$354,200	$317,500	12%	$690,100	$619,400	11%

Income before taxes	$68,200	$61,400	11%	$132,900	$109,800	21%

Total assets	$1,563,300	$1,248,200		$1,563,300	$1,248,200

Capital expenditures	$15,800	$5,600		$30,400	$10,800
Depreciation and
amortization	$10,600	$10,700		$20,900	$21,100

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table represents net sales by disease state management.

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2003	2002	% Chg.	2003	2002	% Chg.
Net sales:
Vascular	$75,800	$63,700	19%	$143,400	$123,600	16%
Urology	114,500	106,100	8%	223,800	205,300	9%
Oncology	80,000	74,900	7%	157,700	145,800	8%
Surgery	67,400	56,300	20%	131,800	112,300	17%
Other products	16,500	16,500	---	33,400	32,400	3%
Total net sales	$354,200	$317,500	12%	$690,100	$619,400	11%

New Accounting Pronouncements - In April 2003, the Financial Accounting Standards Board ("FASB") issued FASB Statement of Financial Accounting Standards No. 149 ("FAS 149"), "Amendments of Statement 133 on Derivative Instruments and Hedging Activities." FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying hedged risk to conform to language used in FIN 45 and amends certain other existing pronouncements. This statement, the provisions of which are to be applied prospectively, is effective for contracts entered into or modified after June 30, 2003. The company does not expect the adoption of FAS 149 to have a material impact on the company's financial condition or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. FAS 150 requires that an issuer classify a financial instrument that is within FAS 150's scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of those instruments were previously classified as equity. FAS 150 requires an issuer to classify the following instruments as liabilities (or assets in some circumstances): mandatorily redeemable financial instruments; obligations to repurchase the issuer's equity shares by transferring assets; and certain obligations to issue a variable number of its equity shares. FAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The company does not expect FAS 150 to have a material effect on its consolidated financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Our Business

For 95 years, C. R. Bard, Inc. has committed its resources to creating innovative solutions to meet the needs of both health care providers and their patients. The company is a global leader in the development, manufacture and supply of products and services to the health care industry. Bard views its product portfolios on a net sales basis by disease state management categories. Disease state management is an approach that expands the focus from products and technologies to the underlying clinical condition. The company believes that disease state management positions the company as an indispensable partner to health care providers. Bard is committed to maintaining and developing leadership franchises within these disease states. The company evaluates profitability and associated investments on an enterprise-wide and geographic basis due to shared infrastructures.

Net Sales

Bard reported second quarter 2003 consolidated net sales of $354.2 million, an increase of 12% over the second quarter 2002 consolidated net sales of $317.5 million. For the six-month period ended June 30, 2003, Bard reported consolidated net sales of $690.1 million, an increase of 11% over the six-month period 2002 consolidated net sales of $619.4 million. The geographic breakdown of net sales by the location of the external customer is presented below.
	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
United States	71%	73%	72%	73%
Europe	18%	17%	18%	17%
Japan	5%	5%	5%	5%
Rest of World	6%	5%	5%	5%
Total	100%	100%	100%	100%

Consolidated net sales were affected by the impact of exchange rate fluctuations. Exchange rate fluctuations had the effect of increasing consolidated net sales by 3.7% and 3.4% for the three and six-month periods ended June 30, 2003 and affected consolidated net sales by 0.1% and -0.3% for the three and six-month periods ended June 30, 2002. The primary exchange rate movement that impacts net sales is the movement of the Euro compared to the United States dollar. The impact of exchange rate movements on net sales is not indicative of the impact on net earnings due to the offsetting impact of exchange rate movements on operating costs and expenses, costs incurred in other currencies and the company's hedging activities. Consolidated net sales were also affected by price changes that had the effect of increasing consolidated net sales by 0.3% and 0.1% for the six-month periods ended June 30, 2003 and June 30, 2002, respectively.

C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

For the three and six-month periods ended June 30, 2003, Bard's net sales in the United States of $250.4 million and $493.1 million, increased 8% over the corresponding periods ended June 30, 2002. For the three and six-month periods ended June 30, 2003, Bard's international net sales of $103.8 million and $197.0 million increased 21% and 20% over the corresponding periods ended June 30, 2002 of $85.8 million and $164.4 million. Adjusting for exchange rate fluctuations, international net sales increased 7% on a constant currency basis for the three and six-month periods ended June 30, 2003.

Presented below is a discussion of consolidated net sales by disease state for the three and six-month periods ended June 30, 2003 and June 30, 2002.
Product Group Summary of Net Sales
	Quarter Ended June 30,				Six Months Ended June 30,
				Constant				Constant
	2003	2002	Change	Currency	2003	2002	Change	Currency
Vascular	$75,800	$63,700	19%	10%	$143,400	$123,600	16%	8%
Urology	114,500	106,100	8%	5%	223,800	205,300	9%	7%
Oncology	80,000	74,900	7%	4%	157,700	145,800	8%	6%
Surgery	67,400	56,300	20%	17%	131,800	112,300	17%	15%
Other	16,500	16,500	---	(1)%	33,400	32,400	3%	2%
Total net sales	$354,200	$317,500	12%	8%	$690,100	$619,400	11%	8%

Vascular Products - Bard markets a wide range of products for the peripheral vascular market including interventional radiology products, electrophysiology products and graft products. Consolidated net sales of vascular products increased 19% and 16% for the three and six-month periods ended June 30, 2003, respectively, as compared to the three and six-month periods ended June 30, 2002. United States net sales of vascular products grew 11% and 13% for the three and six-month periods ended June 30, 2003, respectively, as compared to the three and six-month periods ended June 30, 2002. International net sales increased 28% and 20% for the three and six-month periods ended June 30, 2003, respectively, as compared to the corresponding periods in 2002. The vascular group is the company's most global business, with international net sales comprising 49% of total vascular net sales for the six-month period ended June 30, 2003.

Interventional radiology products comprised 48% of the vascular products group's net sales for the six-month period ended June 30, 2003. Net sales of interventional radiology products increased 21% on a constant currency basis, and 30% on a reported basis for the quarter ended June 30, 2003 as compared to the prior year period. Net sales of interventional radiology products increased 18% on a constant currency basis, and 27% on a reported basis for the six-month period ended June 30, 2003 as compared to the prior-year period. The company saw strong performance from its PTA catheter products, which grew over 52% on a constant currency basis, and 66% on a reported basis for the second quarter 2003, as compared to the same period in the prior year. For the six-month period ended June 30, 2003, PTA catheter products grew 56% on a constant currency basis and 67% on a reported basis compared to the prior-year period. The company's self-expanding stent line also had notable performance for the second quarter of 2003, growing 35% for the second quarter 2003

C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

on a constant currency basis, and 48% on a reported basis, as compared to the same period in the prior year. For the six-month period ended June 30, 2003, self-expanding stents grew 31% on a constant currency basis and 43% on a reported basis compared to the prior-year period.

Net sales of electrophysiology products increased 2% on a constant currency basis and increased 11% on a reported basis for the second quarter ended June 30, 2003 compared to the prior-year period. Net sales of electrophysiology products increased 1% on a constant currency basis and increased 9% on a reported basis for the six-month period ended June 30, 2003 compared to the prior year period. United States net sales of electrophysiology products declined 4% and increased 1% for the three and six-month periods ended June 30, 2003, respectively, compared to the prior-year periods. For the second quarter 2003, international net sales of electrophysiology products increased 6% on a constant currency basis and increased 27% on a reported basis compared to the prior-year period.

For the second quarter ended June 30, 2003, graft product sales increased 1% on a constant currency basis and increased 9% on a reported basis. For the six-month period ended June 30, 2003, graft product sales were essentially flat on a constant currency basis and increased 6% on a reported basis. The company had a strong showing in the United States with 8% and 7% growth for the three and six-month periods ended June 30, 2003, respectively, but sales performance was weak internationally.

Urological Products - Bard markets a wide range of products for the urological market including basic drainage products, continence products and urological specialty products. Consolidated net sales of urological products were $114.5 million, an increase of 5% on a constant currency basis and 8% on a reported basis for the second quarter ended June 30, 2003 as compared to the second quarter ended June 30, 2002. Urological products comprised approximately 32% of total revenues for the second quarter ended June 30, 2003. United States net sales represented 74% of total urological sales for the three months ended June 30, 2003. For the three and six-month periods ended June 30, 2003, United States net sales grew 4% as compared to the prior-year periods. International net sales of urological products for the three and six-month periods ended June 30, 2003, respectively, increased 9% and 15% on a constant currency basis and 21% and 26% on a reported basis, compared to the three and six- month periods ended June 30, 2002.

Net sales of basic drainage products increased 6% on a constant currency basis and 8% on a reported basis for the three months ended June 30, 2003 as compared to the prior-year period. Net sales of basic drainage products increased 7% on a constant currency basis and 9% on a reported basis for the six months ended June 30, 2003 as compared to the prior-year period. Primarily, the sale of infection control drainage products fueled this growth. Of particular note is a building momentum of conversions to infection control products in the Japanese market.

C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Net sales of urological specialties, which includes brachytheraphy products and services, grew 5% on a constant currency basis and 7% on a reported basis for the three months ended June 30, 2003 as compared to the prior-year period. Net sales of urological specialties grew 6% on a constant currency basis, 8% on a reported basis, for the six months ended June 30, 2003 as compared to the prior period. Net sales of brachytherapy products grew 11% on a constant currency basis and 12% on a reported basis for the three months ended June 30, 2003 as compared to the prior-year period. Net sales of brachytherapy products grew 10% on a constant currency basis and 11% on a reported basis for the six months ended June 30, 2003 as compared to the prior-year period. The company believes its brachytheraphy growth is favorable to the overall brachytheraphy market. The company acquired certain assets of several small brachytheraphy distributors and manufacturers during the first six months of 2003. See Acquisitions in the Notes to Condensed Consolidated Financial Statements for further discussion.

Net sales of continence products grew 6% on a constant currency basis and 10% on a reported basis for the second quarter of 2003 as compared to the prior-year period, and accounted for 14% of total urology sales in the second quarter of 2003. Net sales of continence products grew 8% on a constant currency basis and 12% on a reported basis for the six-month period ended June 30, 2003 as compared to the prior-year period. The company's surgical incontinence product line continues to provide the momentum in this category growing 41% on a constant currency basis and 45% on a reported basis for the three months ended June 30, 2003 as compared to the prior-year period. Surgical incontinence grew 46% on a constant currency basis and 49% on a reported basis for the six months ended June 30, 2003 compared to the prior-year period.

Oncological Products - The company's oncological products include specialty access products and gastroenterological products. Consolidated net sales of oncological products increased 4% on a constant currency basis and 7% on a reported basis for the three months ended June 30, 2003 as compared to the prior-year period. Consolidated net sales of oncological products increased 6% on a constant currency basis and 8% on a reported basis for the six months ended June 30, 2003 as compared to the same period in the prior year. United States net sales of oncological products increased 9% for the three and six-month periods ended June 30, 2003 as compared to the prior-year periods. International net sales decreased 8% on a constant currency basis and increased 2% on a reported basis for the three months ended June 30, 2003 as compared to the prior-year period. International net sales decreased 4% on a constant currency basis and increased 5% on a reported basis for the six months ended June 30, 2003 as compared to the prior-year period.

C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Specialty access product sales of $58.5 million comprised 73% of the oncological product group and increased 14% on a constant currency basis, 17% on a reported basis, for the three months ended June 30, 2003 as compared to the prior period. Specialty access product sales increased 15% on a constant currency basis, 18% on a reported basis, for the six months ended June 30, 2003 as compared to the prior period. Peripherally inserted central catheters continue to be the fastest growing products in the specialty access category, growing approximately 33% on a constant currency basis and 34% on a reported basis for the three months ended June 30, 2003 as compared to the prior period. For the six-month period ended June 30, 2003, peripherally inserted central catheters grew approximately 35% on a constant currency basis and 36% on a reported basis as compared to the prior-year period.

Ports and dialysis catheters grew over 10% on a constant currency and on a reported basis for the three and six-month periods ended June 30, 2003 as compared to the prior-year period.

Net sales of gastroenterological products were weak for the second quarter, declining 15% on a constant currency basis and 13% on a reported basis for the three months ended June 30, 2003 as compared to the prior period. Net sales of gastroenterological products declined 13% on a constant currency basis and 11% on a reported basis for the six months ended June 30, 2003 as compared to the prior period. Lower net sales of gastroenterological products in Europe were related to the company's withdrawal from its distribution agreement with Olympus Optical Co. (Europa) GmbH.

Surgical Products - Consolidated net sales of surgical specialty products increased 17% on a constant currency basis, 20% on a reported basis for the three months ended June 30, 2003 as compared to the prior period. Consolidated net sales of surgical specialty products increased 15% on a constant currency basis and 17% on a reported basis for the six months ended June 30, 2003 as compared to the prior-year period. Growth was evenly balanced between the United States and international markets.

The company's hernia product offerings comprised 70% of the surgical product group revenues for the second quarter of 2003. Net sales of these products grew 27% on a constant currency basis and 31% on a reported basis for the three-month period ended June 30, 2003 as compared to the prior- year period. Net sales of hernia products grew 26% on a constant currency basis, 29% on a reported basis for the six-month period ended June 30, 2003 as compared to the prior-year period.

Other Products - The other product group includes irrigation, wound drainage and certain third-party contract products. For the three months ended June 30, 2003, consolidated net sales of other products were $16.5 million, approximately flat on a constant currency and reported basis compared to the prior-year period. For the six months ended June 30, 2003, consolidated net sales of other products grew 2% on a constant currency and 3% on a reported basis compared to the prior-year period.

C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(continued)

Costs and Expenses

The following is a summary of costs and expenses as a percentage of net sales:

	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Cost of goods sold	43.1%	46.3%	43.3%	46.3%
Marketing, selling and administrative	31.0%	29.2%	31.0%	29.2%
Research and development expense	6.2%	4.7%	6.0%	4.7%
Interest expense	0.9%	1.0%	0.9%	1.0%
Other (income) expense, net	(0.5)%	(0.5)%	(0.5)%	1.1%
Total costs and expenses	80.7%	80.7%	80.7%	82.3%

Cost of goods sold - The company's cost of goods sold as a percentage of net sales for the three months ended June 30, 2003 was 43.1%, a reduction of 3.2% from the cost of goods sold percentage for the three months ended June 30, 2002 of 46.3%. The company's cost of goods sold as a percentage of net sales for the six months ended June 30, 2003 was 43.3%, a reduction of 3.0% from the cost of goods sold percentage for the six months ended June 30, 2002 of 46.3%. These decreases were primarily due to favorable sales mix, cost improvements and foreign exchange. During fiscal 2002, the company recorded certain charges related to divisional and manufacturing realignments. The company's continuing manufacturing realignment efforts have contributed to the improved margins during 2003.

Marketing, selling and administrative - The company's marketing, selling and administrative costs as a percentage of net sales for the three months ended June 30, 2003 was 31.0%, an increase of 1.8% from the marketing, selling and administrative costs for the three month period ended June 30, 2002 of 29.2%. The company's marketing, selling and administrative costs as a percentage of net sales for the six months ended June 30, 2003 was 31.0%, an increase of 1.8% from the marketing, selling and administrative costs for the six-month period ended June 30, 2002 of 29.2%. Executive severance for two Bard senior managers, ongoing studies related to sales coverage and deployment and legal expenses related to intellectual property matters all contributed to this increase.

Research and development expense - Research and development expenditures of $21.8 million during the three months ended June 30, 2003 represented a 46.3% increase over research and development expenditures of $14.9 million during the three-month period ended June 30, 2002. Included in first quarter 2003 research and development expenditures was a $3.0 million research

C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

milestone payment to the developer of the Conquest™ balloon catheter. Bard has initiated a phased agreement to further that technology and transfer it to Bard. In addition during the first quarter of 2003, the company paid $1.6 million as a further milestone payment related to Bard's implantable pump project. Included in second quarter 2003 research and development expenditures was a $3.0 million research and development milestone payment and a $1.0 million in-process research and development charge related to the company's acquisition of Source Tech.

Interest expense - Interest expense is comparable for the three and six-month periods ended June 30, 2003 compared to the three and six-month periods ended June 30, 2002. The increase in the company's commercial paper borrowings did not occur until the end of the second quarter of 2003 and, therefore, did not significantly impact interest expense for the three or six-month periods ended June 30, 2003.

Other (income) expense, net

(dollars in millions)	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Interest income	$(1.6)	$(1.6)	$(3.3)	$(3.0)
Foreign exchange losses (gains)	0.1	(0.1)	0.1	(0.7)
Legal reserve reversal	---	---	---	(5.0)
Divisional and manufacturing restructuring	---	---	---	9.1
Merger termination costs	---	---	---	6.2
Other, net	---	(0.1)	---	(0.2)
Total other (income) expense, net	$(1.5)	$(1.8)	$(3.2)	$6.4

In addition to interest income and exchange gains and losses, first quarter 2002 other (income) expense, net includes certain charges related to the realignment of certain divisional and manufacturing operations ($9.1 million pretax) and the termination of the proposed Tyco merger ($6.2 million pretax). These charges are offset with the reversal of certain legal accruals ($5.0 million pretax).

Taxes - The company's tax rate for the three and six-month period ended June 30, 2003 was 27.4% and 27.5%, respectively, compared to 28.5% and 28.4% for the three and six-month periods ended June 30, 2002. These rate improvements reflect the company's continued operational strategy of maximizing opportunities to manufacture in low-tax environments.

Net Income and Earnings Per Share

Bard reported second quarter 2003 consolidated net income of $49.5 million; an increase of 12.8% over the second quarter 2002 consolidated net income of $43.9 million. Bard reported second quarter 2003 diluted earnings per share of $0.94, a 13.3% increase over second quarter 2002 diluted earnings per share of $0.83. Bard reported six month 2003 consolidated net income of $96.4

C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

million; an increase of 22.6% over the six month 2002 consolidated net income of $78.6 million. Bard reported six-month 2003 diluted earnings per share of $1.83, a 23.6% increase over second quarter 2002 diluted earnings per share of $1.48. Certain items affected the comparability of results between the six-month period ended June 30, 2003 and the six-month period ended 2002. The following table summarizes the impact of these items on consolidated net income and diluted earnings per share.

(dollars in millions, except per share amounts)	For the Six Months Ended June 30, 2003	For the Six Months Ended June 30, 2002	Change
Net income - as reported	$96.4	$78.6	23%
Tyco termination costs	---	4.0	---
Divisional and manufacturing realignment	---	1.7	---
Corporate realignment	---	4.2	---
Legal reserve reversal	---	(3.0)	---
Net income - adjusted for items above	$96.4	$85.5	13%

Diluted earnings per share - as reported basis	$1.83	$1.48	24%
Tyco termination costs	---	0.08	---
Divisional and manufacturing realignment	---	0.03	---
Corporate realignment	---	0.08	---
Legal reserve reversal	---	(0.06)	---
Diluted earnings per share - adjusted for items above	$1.83	$1.61	14%

C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

Cash provided from operations continues to be the company's primary source of funds to finance operating needs, capital expenditures and dividend payments. Should it be necessary, the company believes it could borrow adequate funds at competitive terms and rates. This overall financial strength gives Bard sufficient financing flexibility. Bard increased its cash and short-term investments to $403.1 million at June 30, 2003 from $383.2 million at December 31, 2002.

The table below summarizes liquidity measures for Bard at June 30, 2003 and December 31, 2002.
(dollars in millions)	June 30, 2003	December 31, 2002
Cash and short-term investments	$403.1	$383.2
Working capital	$487.5	$441.1
Current ratio	2.43/1	2.39/1
Net cash position	$218.7	$230.1

Working capital is defined as current assets less current liabilities. Current ratio is defined as the ratio of current assets to current liabilities. Net cash position is defined as cash and short-term investments less total debt.

Contractual obligations and commercial commitments - The company is obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations, and has certain contingent commitments such as acquisition and investment milestones. There have been no material changes to contractual cash obligations and other commercial commitments as reflected in the Management's Discussion and Analysis in the company's 2002 Annual Report on Form 10-K as amended. Refer to Notes 2, 5, 6 and 7 of the Consolidated Financial Statements in the company's 2002 Annual Report on Form 10-K as amended.

Total cash outlays made for the purchase of businesses, patents, trademarks, purchase rights and other related items were approximately $57.8 million for the six months ended June 30, 2003. These cash outlays were financed with cash from operations and short-term borrowings. In 2003, the company is continuing a number of initiatives including implementation of an enterprise-wide software platform, construction of a consolidated domestic distribution center and construction or expansion of various manufacturing facilities.

The company's capital structure consists of equity and interest-bearing debt. The company maintains a commercial paper program and committed credit facilities that support the company's commercial paper program. The committed facilities can also be used for other corporate purposes.

C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

The company maintains a $200.0 million five-year committed credit facility that matures in May of 2005 and a $100.0 million 364-day committed credit facility that most recently matured in May of 2003. The company renewed its $100.0 million 364-day committed credit facility in the second quarter of 2003 on similar terms. These facilities carry variable market rates of interest and require annual commitment fees. Total commercial paper borrowings were approximately $31.5 million with an interest rate of 1.45% at June 30, 2003. There were no commercial paper borrowings at December 31, 2002.

Periodically, the company purchases its common stock in the open market. On December 11, 2002 the company's Board of Directors approved the purchase of an additional 5.0 million shares of the company's common stock. 474,200 shares have been purchased during the six-month period ended June 30, 2003. A total of 5,038,300 shares remain under the company's share purchase authorizations.

Management's Use of Non-GAAP Measures - The company analyzes its consolidated net sales and net sales outside the United States for the three and six-month periods of 2003 and the three and six-month periods of 2002, on both a reported basis and a constant currency basis. Because changes in foreign currency exchange rates have a non-operating impact on net sales, the company's management believes the exclusion of these effects results in an additional meaningful comparison of net sales between the two periods. Additionally the company compares net income and diluted earnings per share for the three and six-month period of 2003 and the three and six-month period of 2002, on a reported basis and excluding certain specifically identified items. Because of the unusual nature of these items, the company's management believes that excluding them provides additional meaningful information about the comparability of the company's results of operations between the two periods.

Critical Accounting Policies - The preparation of financial statements requires the company's management to make estimates and assumptions that effect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The SEC recently issued guidance for "critical accounting policies". The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. The following is not intended to be a comprehensive list of all of the company's accounting policies. The company's significant accounting policies are more fully described in the company's Notes to Consolidated Financial Statements as filed by the company in its 2002 Annual Report on Form 10-K as amended. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The critical accounting policies described below are areas in which management's judgment in selecting an available alternative could produce a materially different result.

C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Revenue recognition - The company recognizes product revenue, net of discounts and rebates, when persuasive evidence of a sales arrangement exists, title and risk of loss has transferred, the buyer's price is fixed or determinable, contractual obligations have been satisfied and collectibility is reasonably assured. These requirements are met and sales and related cost of sales are recognized for the majority of the company's products upon shipment. In the case of consignment inventories, revenues and associated costs are recognized upon the notification of usage by the customer. A small percentage of the company's products require installation, and in those cases revenues and related costs are recognized when installation is complete.

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

Restructuring cost estimates - As a result of business acquisitions or dispositions or as a result of organizational realignment or rationalization, the company may develop formal plans to exit certain activities, involuntarily terminate employees, terminate leases, writedown assets or close duplicative facilities. In the past, these costs and expenses were estimated in accordance with Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" ("EITF 94-3") and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges." As additional information becomes available in future periods, the company may revise the estimated restructuring accrual based on the updated information. The company does not anticipate that material revisions will be necessary; however, if such revisions in estimates are necessary the change could have a material impact on the company's results of operations in the period of the change. FAS 146 reconsiders all of the guidance contained in EITF 94-3. This pronouncement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. FAS 146 is effective for the company as of January 1, 2003. FAS 146 will impact the accounting for any future exit or disposal activities approved on or after January 1, 2003.

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

C. R. BARD, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosure About Market Risk - Bard operates on a global basis and therefore is subject to the exposures that arise from foreign exchange rate fluctuations. The company manages these exposures using operational and economic hedges as well as derivative financial instruments. The company's foreign currency exposures may change over time as changes occur in the company's international operations. The company's objective in managing its exposures to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with assets, liabilities, net investments and probable commitments denominated in foreign currencies. In order to reduce the risk of foreign currency exchange rate fluctuations, the company has hedged a substantial portion of its expected foreign currency denominated cash flow from operations. The instruments that the company uses for hedging are readily marketable, traded forward contracts and options with financial institutions. Bard's risk management policy prohibits entering into financial instruments for speculative purposes. The company expects that the changes in fair value of such contracts will have a high correlation to the price changes in the related hedged cash flow. The company does not expect that the risk of transaction gains or losses from changes in the fair value of its foreign exchange position will be material because most transactions will occur in either the functional currency or in a currency that has a high correlation to the functional currency. The principal currencies the company hedges are the Euro, the Peso and the Yen. Any gains and losses on these hedge contracts are expected to offset changes in the value of the related exposure. The company enters into hedging transactions only to the extent that foreign currency exposure exists. Monetary assets of the company held in foreign currencies have relatively short maturities.

The company maintains a commercial paper program and committed credit facilities that support the company's commercial paper program. The committed facilities may also be used for other corporate purposes. The company maintains a $200.0 million five-year committed credit facility that matures in May of 2005 and a $100.0 million 364-day committed credit facility that most recently matured in May of 2003. The company renewed its $100.0 million, 364-day committed credit facility in the second quarter of 2003 on similar terms. These facilities carry variable market rates of interest and require annual commitment fees. Total commercial paper borrowings were approximately $31.5 million with an interest rate of 1.45% at June 30, 2003. At December 31, 2002 there was no commercial paper outstanding.

In December 1996, the company issued $150.0 million of 6.70% notes due 2026. These notes may be redeemed at the option of the note holders on December 1, 2006, at a redemption price equal to the principal amount. The market value of these notes was approximately $174.4 million at June 30, 2003, assuming the notes are held to 2026.

C. R. BARD, INC. AND SUBSIDIARIES

Item 4. Controls and Procedures - The company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the company's reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company's management, with the participation of the company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of June 30, 2003. Based upon that evaluation and subject to the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the company's disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in the company's internal control over financial reporting that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

C. R. BARD, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings - In the ordinary course of business, the company is subject to various legal proceedings and claims, including claims of alleged personal injuries as a result of exposure to natural rubber latex gloves distributed by the company and other product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes. In addition, the company operates in an industry susceptible to significant patent legal claims. At any given time, the company generally is involved as both a plaintiff and defendant in a number of patent infringement actions. If infringement of a third party's patent were to be determined against the company, the company may be required to make significant royalty or other payments or may be subject to an injunction or other limitation on its ability to manufacture or distribute one or more products. If a company patent were to be determined to be invalid or unenforceable, the company may be required to reduce the value of the patent on the company's balance sheet and to record a corresponding noncash charge, which could be significant in amount.

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

C. R. BARD, INC. AND SUBSIDIARIES

Item 6(a). Exhibits

  Exhibit 10ao* - Form of Change of Control Agreements with each of Amy D. Paul and Brian P. Kelly dated June 1, 2003, and with Christopher D. Ganser dated July 1, 2003
  Exhibit 10ap* - Form of Amendment dated May 5, 2003 to Change of Control Agreements with each of William H. Longfield, Timothy M. Ring, John H. Weiland, Todd C. Schermerhorn, Nadia J. Bernstein, Joseph A. Cherry, Charles P. Grom, James L. Natale, Bronwen K. Kelly, Robert L. Mellen and Scott T. Lowry.
  Exhibit 12.1 - Computation of Ratio of Earnings to Fixed Charges
  Exhibit 31.1 - Rule 13a-14(a) / 15-d-14(a) Certification of Chief Executive Officer
  Exhibit 31.2 - Rule 13a-14(a) / 15-d-14(a) Certification of Chief Financial Officer
  Exhibit 32.1 - Section 1350 Certification of Chief Executive Officer
  Exhibit 32.2 - Section 1350 Certification of Chief Financial Officer

* - Each of these exhibits listed under the number 10 constitutes a management contract or a compensatory plan or arrangement.

Item 6(b). Reports on Form 8-K

On April 15, 2003, the registrant furnished a current report on Form 8-K Item 12 to furnish its first- quarter 2003 earnings release.

On April 22, 2003, the registrant furnished a current report on Form 8-K Item 12 to furnish supplemental disclosures related to the company's analyst meeting on April 15, 2003.

On July 16, 2003, the registrant furnished a current report on Form 8-K Item 12 to furnish its second- quarter 2003 earnings release.

C. R. BARD, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
C. R. BARD, INC.
(Registrant)
Todd C. Schermerhorn /s/
Todd C. Schermerhorn
Senior Vice President and Chief Financial Officer

Charles P. Grom /s/
Charles P. Grom
Date: August 1, 2003	Vice President and Controller

Exhibit 10ao

AGREEMENT

AGREEMENT by and between C. R. BARD, INC., a New Jersey corporation (the "Corporation"), and ___________ (the "Executive"), dated as of the day of , 2003.

WHEREAS, the Corporation, on behalf of itself and its shareholders, wishes to assure that the Corporation will have the continued dedication of the Executive, notwithstanding the possibility, threat, or occurrence of a Change of Control (as defined below) of the Corporation. The Board of Directors of the Corporation (the "Board") believes it is imperative to diminish the inevitable distraction of the Executive by virtue of the personal uncertainties and risks created by a pending or threatened Change of Control, to encourage his attention and dedication to his assigned duties currently and in the event of any threatened or pending Change of Control, and to provide the Executive with competitive compensation arrangements; therefore, the Board has caused the Corporation to enter into this Agreement (i) to ensure the Executive of individual financial security in the event of a Change of Control, and (ii) to provide such protection in a manner which is competitive with that of other corporations.

NOW, THEREFORE, IT IS HEREBY AGREED AS FOLLOWS:

1. Certain Definitions. (a) The "Effective Date" shall be the first date during the "Change of Control Period" (as defined in Section l(b)) on which a Change of Control occurs. Anything in this Agreement to the contrary notwithstanding, if the Executive's employment with the Corporation is terminated prior to the date on which a Change of Control occurs, and the Executive can reasonably demonstrate that such termination (1) was at the request of a third party who has taken steps reasonably calculated to effect a Change of Control or (2) otherwise arose in connection with or anticipation of a Change of Control, then for all purposes of this Agreement the "Effective Date" shall mean the date immediately prior to the date of such termination.

(b) The "Change of Control Period" is the period commencing on the date hereof and ending on the earlier to occur of (i) the third anniversary of such date or (ii) the first day of the month next following the Executive's normal retirement date ("Normal Retirement Date") under the Corporation's retirement plan; provided, however, that commencing on the date one year after the date hereof, and on each annual anniversary of such date (such date and each annual anniversary thereof is hereinafter referred to as the "Renewal Date"), the Change of Control Period shall be automatically extended so as to terminate on the earlier of (x) two years from such Renewal Date or (y) the first day of the month coinciding with or next following the Executive's Normal Retirement Date, unless at least 60 days prior to the Renewal Date the Corporation shall give notice that the Change of Control Period shall not be so extended.

2. Change of Control. (a) For purposes of this Agreement, a "Change of Control" shall be deemed to have occurred if a change of control of the nature that would be required to be reported in response to Item 1(a) of the Current Report on Form 8-K as in effect on the date hereof pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") occurs, provided that, without limitation, a "Change of Control" shall be deemed to have occurred if (i) the beneficial ownership at any time hereafter by any person, as defined herein, of capital stock of the Corporation, constitutes 20 percent or more of the general voting power of all of the Corporation's outstanding capital or (ii) individuals who, as of the date hereof, constitute the Board (as of the date hereof, the "Incumbent Board") cease for any reason to constitute at least a majority of the Board, provided that any person becoming a Director subsequent to the date hereof whose election, or nomination for election by the Corporation's shareholders, was approved by a vote of at least three-quarters of the Directors comprising the Incumbent Board (other than an election or nomination of an individual whose initial assumption of office is in connection with an actual or threatened election contest relating to the election of the Directors of the Corporation, as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) shall be, for purposes of this Agreement, considered as though such person were a member of the Incumbent Board. No sale to underwriters or private placement of its capital stock by the Corporation, nor any acquisition initiated by the Corporation, through merger, purchase of assets or otherwise, effected in whole or in part by issuance or reissuance of shares of its capital stock, shall constitute a Change of Control.

(b) For purposes of the definition of "Change of Control", the following definitions shall be applicable:

(i) The term "person" shall mean any individual, corporation or other entity and any group as such term is used in Section 13(d)(3) or 14(d)(2) of the Exchange Act.

(ii) Any person shall be deemed to be the beneficial owner of any shares of capital stock of the Corporation:

A. which that person owns directly, whether or not of record, or

B. which that person has the right to acquire pursuant to any agreement or understanding or upon exercise of conversion rights, warrants, or options, or otherwise, or

C. which are beneficially owned, directly or indirectly (including shares deemed owned through application of clause (B) above), by an "affiliate" or "associate" (as defined in the rules of the Securities and Exchange Commission under the Securities Act of 1933, as amended) of that person, or

D. which are beneficially owned, directly or indirectly (including shares deemed owned through application of clause (B) above), by any other person with which that person or his "affiliate" or "associate" (defined as aforesaid) has any agreement, arrangement or understanding for the purpose of acquiring, holding, voting or disposing of capital stock of the Corporation.

(iii) The outstanding shares of capital stock of the Corporation shall include shares deemed owned through application of clauses (ii) (B), (C) and (D), above, but shall not include any other shares which may be issuable pursuant to any agreement or upon exercise of conversion rights, warrants or options, or otherwise, but which are not actually outstanding.

(iv) Shares of capital stock, if any, held by The Chase Manhattan Bank N.A. under the Indenture and the Escrow Agreement dated as of November 1, 1971 between International Paper Corporation and said bank shall not be deemed owned by International Paper Corporation or by said bank for purposes of this definition, so long as they are held by said bank under said Escrow Agreement, but said shares shall be deemed outstanding for the purpose of determining the aggregate number of outstanding shares of capital stock of the Corporation.

3. Employment Period. The Corporation hereby agrees to continue the Executive in its employ, and the Executive hereby agrees to remain in the employ of the Corporation, for the period commencing on the Effective Date and ending on the earlier to occur of (a) the third anniversary of such date or (b) the first day of the month coinciding with or next following the Executive's Normal Retirement Date (the "Employment Period").

4. Terms of Employment. (a) Position and Duties. (i) During the Employment Period, (A) the Executive's position (including status, offices, titles and reporting requirements), authority, duties and responsibilities shall be at least commensurate in all material respects with the most significant of those held, exercised and assigned at any time during the 90-day period immediately preceding the Effective Date and (B) the Executive's services shall be performed at the location where the Executive was employed immediately preceding the Effective Date or any office or location less than thirty-five (35) miles from such location.

(ii) During the Employment Period, and excluding any periods of vacation and sick leave to which the Executive is entitled, the Executive agrees to devote reasonable attention and time during normal business hours to the business and affairs of the Corporation and, to the extent necessary to discharge the responsibilities assigned to the Executive hereunder, to use the Executive's reasonable best efforts to perform faithfully and efficiently such responsibilities. During the Employment Period it shall not be a violation of this Agreement for the Executive to (A) serve on corporate, civic or charitable boards or committees, (B) deliver lectures, fulfill speaking engagements or teach at educational institutions and (C) manage personal investments, so long as such activities do not significantly interfere with the performance of the Executive's responsibilities as an employee of the Corporation in accordance with this Agreement. It is expressly understood and agreed that to the extent that any such activities have been conducted by the Executive prior to the Effective Date, the continued conduct of such activities (or the conduct of activities similar in nature and scope thereto) subsequent to the Effective Date shall not thereafter be deemed to interfere with the performance of the Executive's responsibilities to the Corporation.

(b) Compensation. (i) Base Salary. During the Employment Period, the Executive shall receive a base salary ("Base Salary") at a monthly rate at least equal to the highest monthly base salary paid to the Executive by the Corporation during the twelve-month period immediately preceding the month in which the Effective Date occurs. During the Employment Period, the Base Salary shall be reviewed at least annually and shall be increased at any time and from time to time as shall be consistent with increases in base salary awarded in the ordinary course of business to other key executives of the Corporation. Any increase in Base Salary shall not serve to limit or reduce any other obligation to the Executive under this Agreement. Base Salary shall not be reduced after any such increase.

(ii) Annual Bonus. In addition to Base Salary, the Executive shall be awarded, for each fiscal year during the Employment Period, an annual bonus (an "Annual Bonus") in cash at least equal to (x) the sum of the annual bonuses paid, or payable to the extent deferred, to the Executive in respect of each of the three fiscal years immediately preceding the fiscal year in which the Effective Date occurs, divided by (y) the number of such three fiscal years with respect to which the Executive was eligible to earn an annual bonus from the Corporation (the "Recent Bonus"). In the event that the date first above written and the Effective Date occur in the same fiscal year, the Recent Bonus shall be equal to your target bonus under the applicable annual bonus.

(iii) Incentive, Savings and Retirement Plans. In addition to Base Salary and Annual Bonus payable as hereinabove provided, the Executive shall be entitled to participate during the Employment Period in all incentive, savings and retirement plans and programs, whether qualified or non-qualified, then applicable to other key executives of the Corporation and its affiliates (including the Corporation's 1981 Stock Option Plan, the Long-Term Performance Incentive Plan, the 1986 Stock Award Plan, the 1981 Employee Stock Appreciation Rights Plan, the Employees' Stock Ownership Plan and the Employees' Retirement Savings Plan, in each case to the extent then in effect or as subsequently amended); provided, however, that such plans and programs, in the aggregate, shall provide the Executive with compensation, benefits and reward opportunities at least as favorable as the most favorable such compensation benefits and reward opportunities provided by the Corporation for the Executive under such plans and programs as in effect at any time during the 90-day period immediately preceding the Effective Date or, if more favorable to the Executive, as provided at any time thereafter with respect to other key executives.

(iv) Welfare Benefit Plans. During the Employment Period, the Executive and/or the Executive's family, as the case may be, shall be eligible for participation in and shall receive all benefits under welfare benefit plans provided by the Corporation (including, without limitation, medical, prescription, dental, disability, salary continuance, executive life, group life, accidental death and travel accident insurance plans and programs), at least comparable to those in effect at any time during the 90-day period immediately preceding the Effective Date which would be most favorable to the Executive or, if more favorable to the Executive, as in effect at any time thereafter with respect to other key executives.

(v) Expenses. During the Employment Period, the Executive shall be entitled to receive prompt reimbursement for all reasonable expenses incurred by the Executive in accordance with the most favorable policies and procedures of the Corporation and its affiliates in effect at any time during the 90-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect at any time thereafter with respect to other key executives.

(vi) Fringe Benefits. During the Employment Period, the Executive shall be entitled to fringe benefits, in accordance with the most favorable policies of the Corporation and its affiliates in effect at any time during the 90-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect at any time thereafter with respect to other key executives.

(vii) Office and Support Staff. During the Employment Period, the Executive shall be entitled to an office or offices of a size and with furnishings and other appointments, and to secretarial and other assistance, at least equal to those provided to the Executive at any time during the 90-day period immediately preceding the Effective Date which would be most favorable to the Executive or, if more favorable to the Executive, as provided at any time thereafter with respect to other key executives.

(viii) Vacation. During the Employment Period, the Executive shall be entitled to paid vacation in accordance with the most favorable policies of the Corporation and its affiliates as in effect at any time during the 90-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect at any time thereafter with respect to other key executives.

5. Termination. (a) Death or Disability. This Agreement shall terminate automatically upon the Executive's death. The Corporation may terminate this Agreement, after having established the Executive's Disability (pursuant to the definition of "Disability" set forth below), by giving to the Executive written notice of its intention to terminate the Executive's employment. In such a case, the Executive's employment with the Corporation shall terminate effective on the 180th day after receipt of such notice (the "Disability Effective Date"), provided that, within 180 days after such receipt, the Executive shall not have returned to full-time performance of the Executive's duties. For purposes of this Agreement, "Disability" means disability which, at least 26 weeks after its commencement, is determined to be total and permanent by a physician selected by the Corporation or its insurers and acceptable to the Executive or the Executive's legal representative (such agreement as to acceptability not to be withheld unreasonably).

(b) Cause. The Corporation may terminate the Executive's employment for "Cause." For purposes of this Agreement, "Cause" means (i) an act or acts of dishonesty taken by the Executive and intended to result in substantial personal enrichment of the Executive at the expense of the Corporation, (ii) repeated violations by the Executive of the Executive's obligations under Section 4(a) of this Agreement which are demonstrably willful and deliberate on the Executive's part and which are not remedied after the receipt of notice from the Corporation or (iii) the conviction of the Executive of a felony.

(c) Termination by Executive for Good Reason. The Executive's employment may be terminated by the Executive for Good Reason. For purposes of this Agreement, "Good Reason" means

(i) (A) the assignment to the Executive of any duties inconsistent in any respect with the Executive's position (including status, offices, titles and reporting requirements), authority, duties or responsibilities as contemplated by Section 4(a) of this Agreement, or (B) any other action by the Corporation which results in a diminution in such position, authority, duties or responsibilities, other than an insubstantial and inadvertent action which is remedied by the Corporation promptly after receipt of notice thereof given by the Executive;

(ii) any failure by the Corporation to comply with any of the provisions of Section 4(b) of this Agreement, other than an insubstantial and inadvertent failure which is remedied by the Corporation promptly after receipt of notice thereof given by the Executive;

(iii) the Corporation's requiring the Executive to be based at any office or location other than that described in Section 4(a)(i)(B) hereof, except for travel reasonably required in the performance of the Executive's responsibilities;

(iv) any purported termination by the Corporation of the Executive's employment otherwise than as permitted by this Agreement; or

(v) any failure by the Corporation to comply with and satisfy Section 11(c) of this Agreement.

Anything in this Agreement to the contrary notwithstanding, any termination by the Executive for any reason whatsoever during the six month period immediately following the first anniversary of the date of a Change of Control shall be a termination for "Good Reason". For purposes of this Section 5(c), any good faith determination of "Good Reason" made by the Executive shall be conclusive.

(d) Notice of Termination. Any termination by the Corporation for Cause or by the Executive for Good Reason shall be communicated by Notice of Termination to the other party hereto given in accordance with Section 12(b) of this Agreement. For purposes of this Agreement, a "Notice of Termination" means a written notice which (i) indicates the specific termination provision in this Agreement relied upon, (ii) sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated and (iii) if the termination date is other than the date of receipt of such notice, specifies the termination date (which date shall be not more than fifteen (15) days after the giving of such notice).

(e) Date of Termination. "Date of Termination" means the date of receipt of the Notice of Termination or any later date specified therein, as the case may be. If the Executive's employment is terminated by the Corporation other than for Cause or Disability, the Date of Termination shall be the date on which the Corporation notifies the Executive of such termination.

6. Obligations of the Corporation upon Termination. (a) Death. If the Executive's employment is terminated by reason of the Executive's death, this Agreement shall terminate without further obligations to the Executive's legal representatives under this Agreement, other than those obligations accrued or earned by the Executive hereunder at the date of the Executive's death. Anything in this Agreement to the contrary notwithstanding, the Executive's family shall be entitled to receive benefits at least equal to the most favorable benefits provided by the Corporation to surviving families of executives of the Corporation under such plans, programs and policies relating to family death benefits, if any, as in effect at any time during the 90-day period immediately preceding the Effective Date or, if more favorable to the Executive and/or the Executive's family, as in effect on the date of the Executive's death with respect to other key executives and their families.

(b) Disability. If the Executive's employment is terminated by reason of the Executive's Disability, this Agreement shall terminate without further obligations to the Executive, other than those obligations accrued or earned by the Executive hereunder as of the Disability Effective Date. Anything in this Agreement to the contrary notwithstanding, the Executive shall be entitled after the Disability Effective Date to receive disability and other benefits at least equal to the most favorable of those provided by the Corporation to disabled employees and/or their families in accordance with such plans, programs and policies relating to disability, if any, as in effect at any time during the 90-day period immediately preceding the Effective Date or, if more favorable to the Executive and/or the Executive's family, as in effect at any time thereafter with respect to other key executives and their families.

(c) Cause; Other than for Good Reason. If the Executive's employment shall be terminated for Cause or the Executive terminates his employment other than for Good Reason, the Corporation shall pay the Executive his full Base Salary through the Date of Termination at the rate in effect at the time Notice of Termination is given and shall have no further obligations to the Executive under this Agreement.

(d) Termination by Executive for Good Reason; Termination by Corporation Other Than for Cause or Disability. If, during the Employment Period, the Corporation shall terminate the Executive's employment other than for Cause or Disability, or the employment of the Executive shall be terminated by the Executive for Good Reason:

(i) the Corporation shall pay to the Executive in a lump sum in cash within 10 days after the Date of Termination (the "Payment Date") the aggregate of the following amounts:

A. to the extent not theretofore paid, the Executive's Base Salary through the Date of Termination at the rate in effect on the Date of Termination or, if higher, at the highest rate in effect at any time within the three year period preceding the Effective Date (the "Highest Base Salary"); and

B. the product of (x) the Recent Bonus and (y) the fraction obtained by dividing (i) the number of days between the Date of Termination and the last day of the last full fiscal year and (ii) 365; and

C. the product of (x) three and (y) the sum of the Highest Base Salary and (ii) the Recent Bonus; and

D. in the case of compensation previously deferred by the Executive, all amounts previously deferred and not yet paid by the Corporation; and

(ii) for one year after the Date of Termination, the Corporation shall continue benefits to the Executive and/or the Executive's family at least equal to those which would have been provided to them in accordance with the plans, programs and policies described in Section 4(b)(iv) of this Agreement if the Executive's employment had not been terminated, including health insurance and life insurance, if and as in effect at any time during the 90-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect at any time thereafter with respect to other key executives and their families and for purposes of eligibility for retiree benefits pursuant to such plans, programs and policies, the Executive shall be considered to have remained employed until the end of the Employment Period and to have retired on the last day of such period.

Anything herein to the contrary notwithstanding, the Executive may elect in his Notice of Termination to receive the payment provided for pursuant to Section 6(d)(i)(C) hereof (the "Severance Payment") in installments. If the Executive elects the installment method, one-quarter of the Severance Payment shall be paid to the Executive on the Payment Date and one-quarter of the severance payment shall be paid to the Executive on each of the next three anniversaries thereof and, in the case of the latter three payments, the amounts to be paid shall include interests from the Payment Date on the remaining unpaid balance of the Severance Payment calculated at the Morgan Guaranty Trust Company prime rate as in effect from time to time.

7. Non-exclusivity of Rights. Nothing in this Agreement shall prevent or limit the Executive's continuing or future participation in any benefit, bonus, incentive or other plan or program provided by the Corporation or any of its affiliated companies and for which the Executive may qualify, nor shall anything herein limit or otherwise affect such rights as the Executive may have under any stock option or other agreements with the Corporation or any of its affiliated companies. Amounts which are vested benefits or which the Executive is otherwise entitled to receive under any plan or program of the Corporation or any of its affiliated companies at or subsequent to the Date of Termination shall be payable in accordance with such plan or program.

8. Full Settlement. The Corporation's obligation to make the payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any set-off, counterclaim, recoupment, defense or other claim, right or action which the Corporation may have against the Executive or others. In no event shall the Executive be obligated to seek other employment or take any other action by way of mitigation of the amounts payable to the Executive under any of the provisions of this Agreement. The Corporation agrees to pay, to the full extent permitted by law, all legal fees and expenses which the Executive may reasonably incur as a result of any contest (regardless of the outcome thereof) by the Corporation or others of the validity or enforceability of, or liability under, any provision of this Agreement or any guarantee of performance thereof or as a result of any contest by the Executive about the amount of any payment pursuant to Section 9 of this Agreement, plus in each case interest at the Federal Rate (as defined below).

9. Gross-up.

(a) In the event it shall be determined that any payment, benefit or distribution (or combination thereof) by the Corporation to or for the benefit of Executive (whether paid or payable or distributed or distributable pursuant to the terms of this Agreement, or otherwise) (a "Payment") would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), or any interest or penalties are incurred by Executive with respect to such excise tax (such excise tax, together with any such interest and penalties, hereinafter collectively referred to as the "Excise Tax"), Executive shall be entitled to receive an additional payment (a "Gross-Up Payment") in an amount such that after payment by Executive of all taxes, including, without limitation, any income taxes (including any interest and penalties imposed with respect to such taxes) and the Excise Tax imposed upon the Gross-Up Payment, Executive retains an amount of the Gross-Up Payment equal to the Excise Tax imposed upon the Payments and payable by the Executive, to the extent necessary to put the Executive in the same after-tax position as if no such Excise Tax had been imposed upon the Payments.

(b) Subject to the provisions of Section 9(c), all determinations required to be made under this Section 9, including whether and when a Gross-Up Payment is required and the amount of such Gross-Up Payment and the assumptions to be utilized in arriving at such determination, shall be made by a nationally recognized certified public accounting firm designated by the Corporation, which, subject to the approval of Audit Committee of the Board, may be the Corporation's accounting firm (the "Accounting Firm") which shall provide detailed supporting calculations both to the Corporation and Executive within fifteen (15) business days of the receipt of notice from Executive that there has been a Payment, or such earlier time as is requested by the Corporation. In the event that the Accounting Firm is serving as accountant or auditor for an individual, entity or group effecting the change in ownership or effective control (within the meaning of Section 280G of the Code), Executive shall appoint another nationally recognized accounting firm to make the determinations required hereunder (which accounting firm shall then be referred to as the Accounting Firm hereunder). All fees and expenses of the Accounting Firm shall be borne solely by the Corporation. Any Gross-Up Payment, as determined pursuant to this Section 9, shall be paid by the Corporation to Executive within five (5) days after the receipt of the Accounting Firm's determination. If the Accounting Firm determines that no Excise Tax is payable by Executive, it shall so indicate to Executive in writing. Any determination by the Accounting Firm shall be binding upon the Corporation and Executive. As a result of the uncertainty in the application of Section 4999 of the Code at the time of the initial determination by the Accounting Firm hereunder, it is possible that Gross-Up Payments which will not have been made by the Corporation should have been made ("Underpayment"), consistent with the calculations required to be made hereunder. In the event that the Corporation exhausts its remedies pursuant to Section 9(c) and Executive thereafter is required to make a payment of any Excise Tax, the Accounting Firm shall determine the amount of the Underpayment that has occurred and any such Underpayment shall be promptly paid by the Corporation to or for the benefit of Executive.

(c) Executive shall notify the Corporation in writing of any claim by the Internal Revenue Service that, if successful, would require the payment by the Corporation of the Gross-Up Payment. Such notification shall be given as soon as practicable but no later than ten (10) business days after Executive is informed in writing of such claim and shall apprise the Corporation of the nature of such claim and the date on which such claim is requested to be paid. Executive shall not pay such claim prior to the expiration of the thirty (30) day period following the date on which it gives such notice to the Corporation (or such shorter period ending on the date that any payment of taxes with respect to such claim is due). If the Corporation notifies Executive in writing prior to the expiration of such period that it desires to contest such claim, Executive shall:

(i) give the Corporation any information reasonably requested by the Corporation relating to such claim;

(ii) take such action in connection with contesting such claim as the Corporation shall reasonably request in writing from time to time, including, without limitation, accepting legal representation with respect to such claim by an attorney reasonably selected by the Corporation;

(iii) cooperate with the Corporation in good faith in order to effectively contest such claim; and

(iv) permit the Corporation to participate in any proceedings relating to such claim; provided, however, that the Corporation shall bear and pay directly all costs and expenses (including additional interest and penalties) incurred in connection with such contest and shall indemnify and hold Executive harmless, on an after-tax basis, for any Excise Tax (including interest and penalties with respect thereto) imposed as a result of such representation and payment of costs and expenses. Without limitation on the foregoing provisions of this Section 9(c), the Corporation shall control all proceedings taken in connection with such contest and, at its sole option, may pursue or forego any and all administrative appeals, proceedings, hearings and conferences with the taxing authority in respect of such claim and may, at its sole option, either direct Executive to pay the tax claimed and sue for a refund or contest the claim in any permissible manner, and Executive agrees to prosecute such contest to a determination before any administrative tribunal, in a court of initial jurisdiction and in one or more appellate courts, as the Corporation shall determine; provided, however, that if the Corporation directs Executive to pay such claim and sue for a refund, the Corporation shall advance the amount of such payment to Executive, on an interest-free basis, and shall indemnify and hold Executive harmless, on an after-tax basis, from any Excise Tax (including interest or penalties with respect thereto) imposed with respect to such advance or with respect to any imputed income with respect to such advance; and provided, further, that if Executive is required to extend the statute of limitations to enable the Corporation to contest such claim, Executive may limit this extension solely to such contested amount.

(d) If, after the receipt by Executive of an amount advanced by the Corporation pursuant to Section 9(c), Executive becomes entitled to receive any refund with respect to such claim, Executive shall (subject to the Corporation's complying with the requirements of Section 9(c)) promptly pay to the Corporation the amount of such refund (together with any interest paid or credited thereon after taxes applicable thereto). If, after the receipt by Executive of an amount advanced by the Corporation pursuant to Section 9(c), a determination is made that Executive shall not be entitled to any refund with respect to such claim and the Corporation does not notify Executive in writing of its intent to contest such denial of refund prior to the expiration of thirty (30) days after such determination, then such advance shall be forgiven and shall not be required to be repaid and the amount of such advance shall offset, to the extent thereof, the amount of Gross-Up Payment required to be paid.

10. Confidential Information. The Executive shall hold in a fiduciary capacity for the benefit of the Corporation all secret or confidential information, knowledge or data relating to the Corporation or any of its affiliated companies, and their respective businesses, which shall have been obtained by the Executive during the Executive's employment by the Corporation or any of its affiliated companies and which shall not be public knowledge (other than by acts by the Executive or his representatives in violation of this Agreement). After termination of the Executive's employment with the Corporation, the Executive shall not, without the prior written consent of the Corporation, communicate or divulge any such information, knowledge or data to anyone other than the Corporation and those designated by it. In no event shall an asserted violation of the provisions of this Section 10 constitute a basis for deferring or withholding any amounts otherwise payable to the Executive under this Agreement.

11. Successors. (a) This Agreement is personal to the Executive and without the prior written consent of the Corporation shall not be assignable by the Executive otherwise than by will or the laws of descent and distribution. This Agreement shall inure to the benefit of and be enforceable by the Executive's legal representatives.

(b) This Agreement shall inure to the benefit of and be binding upon the Corporation and its successors.

(c) The Corporation will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Corporation to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Corporation would be required to perform it if no such succession had taken place. As used in this Agreement, "Corporation" shall mean the Corporation as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

12. Miscellaneous. (a) This Agreement shall be governed by and construed in accordance with the laws of the State of New Jersey, without reference to principles of conflict of laws. The captions of this Agreement are not part of the provisions hereof and shall have no force or effect. This Agreement may not be amended or modified otherwise than by a written agreement executed by the parties hereto or their respective successors and legal representatives.

(b) All notices and other communications hereunder shall be in writing and shall be given by hand delivery to the other party or by registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

If to the Executive:

If to the Corporation:

C. R. BARD, INC.

730 Central Avenue

Murray Hill, New Jersey 07974

Attention: General Counsel

or to such other address as either party shall have furnished to the other in writing in accordance herewith. Notice and communications shall be effective when actually received by the addressee.

(c) The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement.

(d) The Corporation may withhold from any amounts payable under this Agreement such Federal, state or local taxes as shall be required to be withheld pursuant to any applicable law or regulation.

(e) The Executive's failure to insist upon strict compliance with any provision hereof shall not be deemed to be a waiver of such provision or any other provision thereof.

(f) This Agreement contains the entire understanding of the Corporation and the Executive with respect to the subject matter hereof.

(g) The Executive and the Corporation acknowledge that the employment of the Executive by the Corporation is "at will", and, prior to the Effective Date, may be terminated by either the Executive or the Corporation at any time. Upon a termination of the Executive's employment or upon the Executive's ceasing to be an officer of the Corporation, in each case, prior to the Effective Date, there shall be no further rights under this Agreement.

IN WITNESS WHEREOF, the Executive has hereunto set his hand and, pursuant to the authorization from its Board of Directors, the Corporation has caused these presents to be executed in its name on its behalf, all as of the day and year first above written.

(Executive)

C. R. BARD, INC.

By:

Willliam H. Longfield

Chairman and

Chief Executive Officer

Attest: ___________________

Assistant Secretary

Exhibit 10AP

May 5, 2003

(NAME)

C. R. Bard, Inc.

730 Central Avenue

Murray Hill, NJ 07974

Dear (NAME):

Reference is made to your agreement with C. R. Bard, Inc. dated as of May 1, 2002, and in particular to Section 9 of the agreement, headed "Gross-up."

Subsection (b) of Section 9 sets forth certain provisions regarding the "Accounting Firm," which is defined in the agreement as "Arthur Andersen & Co."

This letter will confirm that the agreement is hereby amended to delete the words "Arthur Andersen & Co." and to substitute the following in their place:

"a nationally recognized certified public accounting firm designated by the Corporation, which, subject to the approval of Audit Committee of the Board, may be the Corporation's accounting firm".

Please indicate your agreement with and acceptance of the foregoing amendment by countersigning the enclosed copy of this letter and returning it to me.

Sincerely,

C. R. Bard, Inc.

William H. Longfield

Chairman and Chief Executive Officer

AGREED AND ACCEPTED:

___________________________

Date:_______________________

Exhibit 12.1

C. R. BARD, INC. AND SUBSIDIARIES

Computation of Ratio of Earnings to Fixed Charges

	Six months ended	Twelve Months Ended
	6/30/03	12/31/02	12/31/01	12/31/00	12/31/99	12/31/98
Earnings before taxes	$132,900	$211,000	$204,900	$154,000	$173,300	$464,400
Add(Deduct):
Fixed charges	8,900	17,700	19,100	24,500	24,200	31,400
Undistributed earnings of less than 50% owned companies carried at equity	(500)	(1,100)	(2,000)	(2,900)	(2,700)	(800)
Earnings available for fixed charges	$141,300	$227,600	$222,000	$175,600	$194,800	$495,000
Fixed charges:
Interest, including amounts capitalized	$6,300	$12,600	$14,200	$19,300	$19,300	$26,400
Proportion of rent expense deemed to represent interest factor	2,600	5,100	4,900	5,200	4,900	5,000
Fixed charges	$8,900	$17,700	$19,100	$24,500	$24,200	$31,400
Ratio of earnings to fixed charges	15.88	12.86	11.62	7.17	8.05	15.76

EXHIBIT 31.1
Certification Of Chief Executive Officer

I, William H. Longfield, certify that:

  I have reviewed this quarterly report on Form 10-Q of C. R. Bard, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 1, 2003

/s/ William H. Longfield

William H. Longfield

Chairman and Chief Executive Officer

EXHIBIT 31.2
Certification of Chief Financial Officer

I, Todd C. Schermerhorn, certify that:

  I have reviewed this quarterly report on Form 10-Q of C. R. Bard, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 1, 2003

/s/ Todd C. Schermerhorn

Todd C. Schermerhorn

Senior Vice President and Chief Financial Officer

EXHIBIT 32.1
SECTION 1350 CERTIFICATIONS

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of C. R. Bard, Inc. on Form 10-Q for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William H. Longfield, Chairman and Chief Executive Officer of C. R. Bard, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of C. R. Bard, Inc.

/s/ William H. Longfield

Name: William H. Longfield

Date: August 1, 2003

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to C. R. Bard, Inc. and will be retained by C. R. Bard, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2
SECTION 1350 CERTIFICATIONS

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of C. R. Bard, Inc. on Form 10-Q for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Todd C. Schermerhorn, Senior Vice President and Chief Financial Officer of C. R. Bard, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of C. R. Bard, Inc.

/s/ Todd C. Schermerhorn

Name: Todd C. Schermerhorn

Date: August 1, 2003

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to C. R. Bard, Inc. and will be retained by C. R. Bard, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.