Form 10-Q
period 2003-09-30
BARD C R INC /NJ/
filed 2003-11-03
CIK 9892

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2003

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

Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	X	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at October 20, 2003
Common Stock - $.25 par value	51,860,370

C. R. BARD, INC. AND SUBSIDIARIES

INDEX

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, other than par values, unaudited)
	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and short-term investments	$392,000	$383,200
Accounts receivable, net	212,500	183,400
Inventories	156,100	147,100
Other current assets	44,300	44,300
Total current assets	804,900	758,000
Net property, plant and equipment	198,500	168,000
Intangible assets, net of amortization	144,800	65,200
Goodwill	338,400	316,100
Other assets	113,400	109,400
	$1,600,000	$1,416,700
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$29,000	$900
Accounts payable	48,800	46,900
Accrued expenses	199,900	180,700
Federal and foreign income taxes	85,800	88,400
Total current liabilities	363,500	316,900
Long-term debt	151,500	152,200
Other long-term liabilities	74,200	67,200
Commitments and contingencies	---	---
Shareholders' investment:
Preferred stock, $1 par value, authorized 5,000,000 shares; none issued	---	---
Common stock, $.25 par value, authorized 300,000,000 shares; issued and outstanding 51,779,996 shares at 2003 and 51,602,836 shares at 2002	12,900	12,900
Capital in excess of par value	329,600	286,300
Retained earnings	709,900	640,700
Accumulated other comprehensive loss	(31,100)	(54,500)
Unearned compensation	__(10,500)	__(5,000)
Total shareholders' investment	1,010,800	880,400
	$1,600,000	$1,416,700

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(shares and dollars in thousands except per share amounts, unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002

Net sales	$361,800	$322,700	$1,051,900	$942,100

Costs and expenses:
Cost of goods sold	154,700	149,200	453,500	435,700
Marketing, selling and administrative expense	112,300	95,200	326,300	276,300
Research and development expense	21,600	14,900	62,900	44,100
Interest expense	3,200	3,100	9,500	9,500
Other (income) expense, net	(1,100)	23,600	(4,300)	30,000
Total costs and expenses	290,700	286,000	847,900	795,600

Income before tax provision	71,100	36,700	204,000	146,500
Income tax provision	19,600	6,900	56,100	38,100

Net income	$51,500	$29,800	$147,900	$108,400

Basic earnings per share	$0.99	$0.58	$2.86	$2.08

Diluted earnings per share	$0.98	$0.57	$2.81	$2.05

Weighted average common shares outstanding - basic	51,800	51,700	51,700	52,100

Weighted average common shares outstanding - diluted	52,600	52,300	52,600	52,900

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

(dollars in thousands except per share amounts, unaudited)
Nine Months Ended September 30, 2003	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compen-sation	Total
	Shares	Amount
Balance at December 31, 2002	51,602,836	$12,900	$286,300	$640,700	$(54,500)	$(5,000)	$880,400
Net income	---	---	---	147,900	---	---	147,900
Currency translation adjustments/other	---	---	---	---	23,400	---	23,400
comprehensive income							171,300

Cash dividends ($.67 per share)	---	---	---	(34,900)	---	---	(34,900)
Treasury stock retired	(686,700)	(200)	---	(43,800)	---	---	(44,000)
Employee stock plans	863,860	200	43,300	---	---	(5,500)	38,000
Balance at September 30, 2003	51,779,996	$12,900	$329,600	$709,900	$(31,100)	$(10,500)	$1,010,800
Nine Months Ended September 30, 2002	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compen-sation	Total
	Shares	Amount
Balance at December 31, 2001	52,383,718	$13,100	$261,700	$602,100	$(76,400)	$(11,800)	$788,700
Net income	---	---	---	108,400	---	---	108,400
Currency translation adjustments/other	---	---	---	---	21,900	---	21,900
comprehensive income							130,300

Cash dividends ($.63 per share)	---	---	---	(33,600)	---	---	(33,600)
Treasury stock retired	(1,184,600)	(300)	---	(63,000)	---	---	(63,300)
Employee stock plans	458,575	100	19,700	---	---	5,600	25,400
Balance at September 30, 2002	51,657,693	$12,900	$281,400	$613,900	$(54,500)	$(6,200)	$847,500

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)
	For The Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$147,900	$108,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,000	32,300
Deferred income taxes	4,200	(4,200)
Expenses under stock plan	7,500	8,200
Other noncash items	9,100	41,900
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(22,800)	(5,900)
Inventories	(11,400)	23,100
Other assets	(1,600)	(8,300)
Current liabilities, excluding debt and including tax benefits from employee stock option exercises of $4,000 and $3,500 in 2003 and 2002, respectively	14,800	18,700
Pension contribution	(10,000)	(36,500)
Other long-term liabilities	(3,000)	(4,400)
Net cash provided by operating activities	167,700	173,300
Cash flows from investing activities:
Capital expenditures	(46,000)	(28,700)
Net proceeds from sale of assets	1,600	---
Payments made for purchases of businesses	(52,600)	---
Payments made for patents, trademarks and other intangibles	(47,000)	(5,900)
Net cash used in investing activities	(144,000)	(34,600)
Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings, net	27,900	---
Principal payments of long-term borrowings	(800)	(300)
Common stock issued for options and benefit plans	27,700	14,900
Purchases of common stock	(44,000)	(63,300)
Dividends paid	(34,900)	(33,600)
Net cash provided by (used in) financing activities	(24,100)	(82,300)

Effect of exchange rate changes on cash and cash equivalents	9,200	6,400
Increase in cash and cash equivalents during the period	8,800	62,800
Balance at January 1,	373,700	262,300
Balance at September 30,	$382,500	$325,100

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The unaudited consolidated financial statements contained in this filing have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and have not been audited. However, C. R. Bard, Inc. ("Bard" or the "company") believes that it has included all adjustments to the interim financial statements, consisting only of normal recurring adjustments, that are necessary to present fairly Bard's financial condition and results of operations at the dates and for the periods presented. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements as filed by the company in its 2002 Annual Report on Form 10-K as amended.

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

Revenue Recognition - The company sells its products primarily through a direct sales force. The company recognizes product revenue, net of discounts and rebates, when persuasive evidence of a sales arrangement exists, title and the risk of loss have transferred, the buyer's price is fixed or determinable, contractual obligations have been satisfied and collectibility is reasonably assured. These requirements are met and sales and related cost of sales are recognized for the majority of the company's products upon shipment. For certain products, the company maintains consigned inventory at customer locations. For consigned products, revenue is recognized at the time the company is notified that the customer has used the product. The company allows customers to return defective or damaged products for credit, replacement or exchange. The company records estimated sales returns, discounts and rebates as a reduction of net sales in the same period revenue is recognized. The company also maintains an allowance for doubtful accounts and charges actual losses when incurred to the allowance.

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

(dollars in thousands except per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Net income as reported	$51,500	$29,800	$147,900	$108,400
Pro forma after-tax impact of options at fair value	3,500	2,900	10,400	8,600
Pro forma after-tax impact of ESPP discount	---	---	1,000	---
Pro forma net income	$48,000	$26,900	$136,500	$99,800
Basic earnings per share as reported	$0.99	$0.58	$2.86	$2.08
Diluted earnings per share as reported	$0.98	$0.57	$2.81	$2.05
Pro forma basic earnings per share	$0.93	$0.52	$2.64	$1.92
Pro forma diluted earnings per share	$0.91	$0.51	$2.60	$1.89

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The fair value of stock options is estimated on the date of grant using the Black-Scholes option-pricing model. The following table outlines the assumptions used in the Black-Scholes model.
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Dividend yield	1.6%	1.6%	1.6%	1.6%
Risk-free interest rate	3.07%	2.43%	3.07%	2.43%
Expected option life in years	5.4	4.5	5.4	4.5
Expected volatility	31.7%	33.7%	31.7%	33.7%

The weighted average per share fair value of stock options granted for the nine-month periods ended September 30, 2003 and September 30, 2002 was $18.51 and $14.36, respectively. In general, the pro forma after-tax adjustment for options assumes a four-year vesting for options. The fair value of the ESPP discount is based upon the difference between the market price at the time of purchase and the participant's purchase price. The ESPP pro forma adjustment assumes immediate expense recognition at purchase. All pro forma adjustments have been tax-affected at 35%. No other pro forma adjustments are required since the company records compensation expense for all other stock awards.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:
(dollars and shares in thousands except per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Net income	$51,500	$29,800	$147,900	$108,400
Weighted average common shares outstanding	51,800	51,700	51,700	52,100
Incremental common shares issuable: stock options and awards	800	600	900	800
Weighted average common shares outstanding assuming dilution	52,600	52,300	52,600	52,900
Basic earnings per share	$0.99	$0.58	$2.86	$2.08
Diluted earnings per share	$0.98	$0.57	$2.81	$2.05

For the quarter ended September 30, 2003 and September 30, 2002, common stock equivalents from stock options and stock awards of approximately 1,200,000 and 130,600, respectively, were excluded from the diluted earnings per share calculation since their respective effects were antidilutive. For the nine months ended September 30, 2003 and September 30, 2002, common stock equivalents from stock options and stock awards of approximately 1,300,000 and 33,600, respectively, were excluded from the diluted earnings per share calculation since their respective effects were antidilutive.

Restructuring Charges - Based upon an analysis of divisional and manufacturing operations, the company committed to and approved a restructuring plan for certain divisions and manufacturing facilities. This plan resulted in a pretax restructuring charge of $9,100,000 in the first quarter of 2002 and a pretax restructuring charge of $24,600,000 in the third quarter of 2002. These charges were recorded in other (income) expense, net, and the associated reserves are recorded in accrued expenses. These restructuring charges represent the elimination of approximately 617 employee positions and the closure of three manufacturing and two administrative facilities. The following table sets forth an analysis of restructuring provisions through September 30, 2003:
(dollars in thousands)	Beginning Balance	Cash Paid	Noncash charges	Accrual at 9/30/03
Restructuring provisions
Termination benefits	$19,800	$12,900	$(200)	$7,100
Property, plant and equipment impairment	8,100	---	8,100	---
Lease termination	2,300	400	---	1,900
Idle facility costs	3,500	900	300	2,300
Total restructuring provisions	$33,700	$14,200	$8,200	$11,300

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Through September 30, 2003, the company has eliminated 451 positions. The above restructuring charges are based on estimates including estimated proceeds from asset dispositions and sublease revenue.

Inventories - Inventories are stated at the lower of cost or market. For most domestic divisions, cost is determined using the last-in-first-out ("LIFO") method. For all other inventories cost is determined using the first-in-first-out ("FIFO") method. Due to changing technologies and cost containment the difference between the valuation under the LIFO method and the FIFO method is not significant. The following is a summary of inventories at September 30, 2003 and December 31, 2002:
(dollars in thousands)	September 30, 2003	December 31, 2002
Finished goods	$74,300	$68,700
Work in process	55,200	51,200
Raw materials	26,600	27,200
Total	$156,100	$147,100

Acquisitions - In June 2003, Bard acquired the assets of Source Tech Medical, LLC., ("Source Tech"), a manufacturer and distributor of radioactive iodine seeds, for approximately $35 million in cash and assumed liabilities. The acquisition expands and integrates the company's presence in the brachytheraphy market. Based upon a third-party valuation, the company allocated approximately $8 million to tangible assets (primarily equipment and inventory), $21 million to technology-related intangible assets, $5 million to tax-deductible goodwill and $1 million to in-process research and development. In addition, $2 million of pre-existing Source Tech licenses were reclassified to tax-deductible goodwill. Intangible assets will be amortized over a 10-15 year period. The company has recorded the in-process research and development charge in research and development expense in its consolidated statements of operations. The value assigned to in-process research and development was determined by identifying an acquired specific in-process research and development project related to a brachytheraphy seed delivery system that would be continued and for which (a) technological feasibility had not been established at the acquisition date, (b) there was no alternative future use, and (c) the fair value was estimable with reasonable reliability. The company took into consideration its pre-existing distribution agreement with Source Tech when determining the purchase price allocation and residual goodwill. The company has not finalized the purchase price allocation for the Source Tech acquisition; however, the company does not expect any change in the Source Tech purchase price allocation to have a material impact on its financial statements.

In addition during the second quarter of 2003, the company acquired certain brachytherapy assets in two separate transactions totaling $16 million, all of which was paid in cash:

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

  Prostate Services of America, Inc., Amertek Medical, Inc. and Alton Design, LLC - distributors of iodine and palladium radioactive seeds for brachytherapy
  Imagyn Medical Technologies, Inc. ("Imagyn") - a manufacturer and distributor of iodine and palladium radioactive seeds.

Unaudited pro forma financial information for the transactions described above has not been presented because the effects of these acquisitions were not material on either an individual or aggregate basis. Results of operations of these transactions are included in the company's consolidated results from the respective dates of acquisition.

An aggregate of approximately $5 million of tax-deductible goodwill was recognized in those two transactions with the remaining aggregate purchase price being allocated primarily to intangible assets amortized over a 7-15 year period. During the third quarter of 2003, approximately $2 million of additional goodwill was recorded for a contingent milestone related to the Imagyn acquisition.

In the third quarter of 2003, the company acquired intellectual property assets related to a vacuum-assisted biopsy gun. Based upon a third-party valuation, the company recorded approximately $53.0 million in patents which will be amortized over their useful lives, approximately 17 years on average. Included in the company's acquisition of these assets was a $33.0 million payment at closing and two anniversary payments for approximately $10.0 million each that are payable in 2004 and 2005.

Supplemental Cash Flow Information
	For the nine months ended September 30,
(dollars in millions)	2003	2002
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$5.3	$5.3
Income Taxes	$44.8	$31.0

Supplemental disclosures of noncash investing activities
Acquisition costs for intellectual property purchase	$20.3	---

Goodwill and Intangible Assets - The balances of goodwill and intangible assets are as follows:
	September 30, 2003
(dollars in millions)	Original Cost	Accumulated Amortization	Translation/Other	Carrying Value	Useful Life
Patents	$119.3	$(32.1)	---	$87.2	5-17
Distribution agreements	20.6	(8.9)	---	11.7	5-26
Licenses	24.5	(10.6)	(0.1)	13.8	5-15
Other intangibles	50.3	(13.8)	(4.4)	32.1	3-16
Intangibles	$214.7	$(65.4)	$(4.5)	$144.8	---

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollars in millions)	December 31, 2002
	Original Cost	Accumulated Amortization	Translation/Other	Carrying Value	Useful Life
Patents	$65.3	$(28.2)	---	$37.1	5-17
Distribution agreements	20.6	(8.0)	---	12.6	5-26
Licenses	20.2	(9.8)	(0.1)	10.3	5-15
Other intangibles	21.9	(12.1)	(4.6)	5.2	3-16
Intangibles	$128.0	$(58.1)	$(4.7)	$65.2	---

(dollars in millions)	Balance as of 12/31/2002	Additions	Translation / Other	Balance as of 9/30/2003
Goodwill	$316.1	$17.5	$4.8	$338.4

In addition to the transactions described above, goodwill increased $3.0 million for the payment of a contingent milestone related to a prior-year's acquisition. At September 30, 2003, the impact of translation increased the balance of goodwill by $4.8 million. Amortization expense was $4.2 million and $3.7 million for the three-month periods ended September 30, 2003 and 2002, respectively. Amortization expense was $10.6 million and $11.3 million for the nine-month periods ended September 30, 2003 and 2002, respectively. Annual forecasted amortization expense for the years 2003 through 2008 is as follows:
(dollars in millions)	2003	2004	2005	2006	2007	2008
Annual amortization expense	$15.0	$16.9	$14.3	$11.8	$10.5	$10.3

Short-Term Borrowings and Long-Term Debt - The company maintains a commercial paper program and committed credit facilities that support the company's commercial paper program. The committed facilities may also be used for other corporate purposes. The company maintains a $200.0 million five-year committed credit facility that matures in May of 2005 and a $100.0 million 364-day committed credit facility that matures in May of 2004. These facilities carry variable market rates of interest and require annual commitment fees. Total commercial paper borrowings were approximately $28.0 million with an interest rate of 1.22% at September 30, 2003. At December 31, 2002 there was no commercial paper outstanding.

In December 1996, the company issued $150.0 million of 6.70% notes due 2026. These notes may be redeemed at the option of the note holders on December 1, 2006, at a redemption price equal to the principal amount. The market value of these notes was approximately $163.4 million at September 30, 2003, assuming the notes are held to 2026. Certain of the company's debt agreements contain customary representations, warranties and default provisions as well as restrictions that, among other things, require the maintenance of a minimum ratio of operating cash flow to interest expense and limit the amount of debt that the company may have outstanding. As of September 30, 2003, the company was in compliance with all of its financial covenants.

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

(dollars in thousands)	September 30, 2003		December 31, 2002
	Notional Amount	Fair Value	Notional Amount	Fair Value
Yen forward currency agreements	$1,000	$1,000	$300	$300
Peso forward currency agreements	$6,000	$5,900	$20,000	$20,400
Euro put option contracts	$39,600	$1,000	$39,600	$600
Euro range forward contracts	$9,900	$(200)	---	---

A roll forward of the company's derivative financial instruments for the nine-month period ended September 30, 2003 is as follows:
(dollars in thousands)	Yen forward currency agreements	Peso forward currency agreements	Euro currency contracts
December 31, 2002 notional amount	$300	$20,000	$39,600
New agreements	2,500	4,000	66,000
Expired agreements	1,800	18,000	56,100
September 30, 2003 notional amount	$1,000	$6,000	$49,500

At September 30, 2003 the net fair market value of option-based products and the incremental adjustment to fair market value of forward currency agreements are recorded in either Other Current Assets or Accrued Expenses. During the quarter ended September 30, 2003, the company reclassified from Accumulated Other Comprehensive Loss to Cost of Goods Sold and Other (Income) Expense, Net a net loss of $500,000 and $100,000, respectively. For the nine-month period ended September 30, 2003, the company reclassified from Accumulated Other Comprehensive Loss to Cost of Goods Sold and Other (Income) Expense, Net a net loss of $700,000 and $300,000, respectively. On October 1, 2003, the company entered into additional Peso forward currency agreements with a notional amount of $16,000,000.

Legal - In the ordinary course of business, the company is subject to various legal proceedings and claims, including claims of alleged personal injuries as a result of exposure to natural rubber latex gloves distributed by the company and other product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes. In addition, the company operates in an industry susceptible to significant patent legal claims. At any given time, the company generally is involved as both a plaintiff and defendant in a number of patent infringement actions. If infringement of a third party's patent were to be determined against the company, the company may be required to make significant royalty or other payments or may be subject to an injunction or other limitation on its ability to manufacture or distribute one or more products. If a

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

company patent were to be determined to be invalid or unenforceable, the company may be required to reduce the value of the patent on the company's balance sheet and to record a corresponding noncash charge, which could be significant in amount.

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

The company believes that the outcomes of the proceedings and claims described above will likely be disposed of over an extended period of time. However, while it is not feasible to predict the outcome of many of these proceedings, based upon the company's experience, current information and applicable law, the company does not expect these proceedings to have a materially adverse effect on consolidated financial position or liquidity, but one or more of the proceedings could be material to the consolidated results of operations for any one period.

In May 2002, the company was served with a complaint in an action entitled Nelson N. Stone, M.D., et al. v. C. R. Bard, Inc., et al., filed in the United States District Court for the Southern District of New York. The action alleges that the company breached agreements with the plaintiffs by failing to use appropriate efforts to promote the growth of a business that the company purchased from the plaintiffs, thereby depriving the plaintiffs of additional consideration, failed to pay consideration due under the agreement, and induced the sale of the company by misrepresentation. The plaintiffs seek damages, including punitive damages, and a release from noncompetition agreements. Trial is scheduled to commence on November 17, 2003. The company believes that the claims have no merit and is defending the action vigorously. However, litigation, particularly jury trials, are inherently unpredictable, and an adverse outcome could have a material adverse effect on the company's 2003 results of operations. The company does not expect that an adverse outcome would have a material adverse effect on the company's financial position or liquidity.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Product Warranty - The majority of the company's products are intended for single use; therefore, the company requires limited product warranty accruals. Certain of the company's products carry limited warranties that in general do not exceed one year from sale. The company accrues estimated product warranty costs at the time of sale, and any additional amounts are recorded when such costs are probable and can be reasonably estimated.
(dollars in thousands)	Beginning Balance 12/31/2002	Charges to Costs and Expenses	Deductions	Ending Balance 9/30/2003
Product warranty accruals	$1,900	1,100	(900)	$2,100

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
	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2003	2002	% Chg.	2003	2002	% Chg.
Net sales:
United States	$258,800	$234,300	10%	$752,000	$689,300	9%
Europe	63,400	54,100	17%	186,100	156,700	19%
Japan	18,800	17,200	9%	56,000	48,000	17%
Rest of World	20,800	17,100	22%	57,800	48,100	20%
Total	$361,800	$322,700	12%	$1,051,900	$942,100	12%

Income before taxes	$71,100	$36,700	94%	$204,000	$146,500	39%

Total assets	$1,600,000	$1,282,600		$1,600,000	$1,282,600

Capital expenditures	$15,600	$17,900		$46,000	$28,700
Depreciation and
amortization	$12,100	$11,200		$33,000	$32,300

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table represents net sales by disease state management.
	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2003	2002	% Chg.	2003	2002	% Chg.
Net sales:
Vascular	$77,400	$65,600	18%	$220,800	$189,200	17%
Urology	113,300	107,100	6%	337,100	312,400	8%
Oncology	86,300	76,100	13%	244,000	221,900	10%
Surgery	68,500	56,800	21%	200,300	169,100	18%
Other products	16,300	17,100	(5)%	49,700	49,500	---
Total net sales	$361,800	$322,700	12%	$1,051,900	$942,100	12%

New Accounting Pronouncements - In April 2003, the Financial Accounting Standards Board ("FASB") issued FASB Statement of Financial Accounting Standards No. 149 ("FAS 149"), "Amendments of Statement 133 on Derivative Instruments and Hedging Activities." FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying hedged risk to conform to language used in FIN 45 and amends certain other existing pronouncements. This statement, the provisions of which are to be applied prospectively, is effective for contracts entered into or modified after June 30, 2003. The adoption of FAS 149 did not have a material impact on the company's financial condition or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. FAS 150 requires that an issuer classify a financial instrument that is within FAS 150's scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of those instruments were previously classified as equity. FAS 150 requires an issuer to classify the following instruments as liabilities (or assets in some circumstances): mandatory redeemable financial instruments; obligations to repurchase the issuer's equity shares by transferring assets; and certain obligations to issue a variable number of its equity shares. FAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS 150 did not have a material effect on the company's consolidated balance sheet.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ( FIN 46).  This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", addresses consolidation of variable interest entities.  FIN 46 requires certain

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

variable interest entities ("VIE's") to be consolidated by the primary beneficiary if the entity does not effectively disperse risks among the parties involved.  The provisions of FIN 46 are effective immediately for those variable interest entities created after January 31, 2003.  The provisions, as amended, are effective for the first interim or annual period ending after December 15, 2003 for those variable interests held prior to February 1, 2003.  While the Company believes this Interpretation will not have a material effect on its financial position or results of operations, it is continuing to evaluate the effect of adoption of this Interpretation.

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

Net Sales

Bard reported third quarter 2003 consolidated net sales of $361.8 million, an increase of 12% over the third quarter 2002 consolidated net sales of $322.7 million. For the nine-month period ended September 30, 2003, Bard reported consolidated net sales of $1,051.9 million, an increase of 12% over the nine-month period ended September 30, 2002 consolidated net sales of $942.1 million.

C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

The geographic breakdown of net sales by the location of the external customer is presented below.
	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
United States	72%	73%	72%	73%
Europe	17%	17%	18%	17%
Japan	5%	5%	5%	5%
Rest of World	6%	5%	5%	5%
Total	100%	100%	100%	100%

Consolidated net sales were affected by the impact of exchange rate fluctuations. Exchange rate fluctuations had the effect of increasing consolidated net sales by approximately $8.5 million and $28.0 million for the three and nine-month periods ended September 30, 2003 and affected consolidated net sales by 1.8% and -0.4% for the three and nine-month periods ended September 30, 2002. The primary exchange rate movement that impacts net sales is the movement of the Euro compared to the United States dollar. The impact of exchange rate movements on net sales is not indicative of the impact on net earnings due to the offsetting impact of exchange rate movements on operating costs and expenses, costs incurred in other currencies and the company's hedging activities. Consolidated net sales were not significantly affected by price changes for the nine-month periods ended September 30, 2003 and September 30, 2002, respectively.

For the three and nine-month periods ended September 30, 2003, Bard's net sales in the United States of $258.8 million and $752.0 million, increased 10% and 9%, respectively, over the corresponding periods ended September 30, 2002. For the three and nine-month periods ended September 30, 2003, Bard's international net sales of $103.0 million and $299.9 million increased 17% and 19%, respectively, over the corresponding periods ended September 30, 2002 of $88.4 million and $252.8 million, respectively. Adjusting for exchange rate fluctuations, international net sales increased 6% and 7% on a constant currency basis for the three and nine-month periods ended September 30, 2003, respectively.

Presented below is a discussion of consolidated net sales by disease state for the three and nine-month periods ended September 30, 2003 and September 30, 2002.
Product Group Summary of Net Sales
	Quarter Ended September 30,				Nine Months Ended September 30,
				Constant				Constant
	2003	2002	Change	Currency	2003	2002	Change	Currency
Vascular	$77,400	$65,600	18%	12%	$220,800	$189,200	17%	9%
Urology	113,300	107,100	6%	4%	337,100	312,400	8%	6%
Oncology	86,300	76,100	13%	11%	244,000	221,900	10%	8%
Surgery	68,500	56,800	21%	19%	200,300	169,100	18%	17%
Other	16,300	17,100	(5)%	(6)%	49,700	49,500	---	(1)%
Total net sales	$361,800	$322,700	12%	9%	$1,051,900	$942,100	12%	8%

C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Vascular Products - Bard markets a wide range of products for the peripheral vascular market including interventional radiology products, electrophysiology products and graft products. Consolidated net sales of vascular products increased 18% and 17% for the three and nine-month periods ended September 30, 2003, respectively, as compared to the three and nine-month periods ended September 30, 2002. United States net sales of vascular products grew 18% and 15% for the three and nine-month periods ended September 30, 2003, respectively, as compared to the three and nine-month periods ended September 30, 2002. International net sales increased 18% and 19% for the three and nine-month periods ended September 30, 2003, respectively, as compared to the corresponding periods in 2002. The vascular group is the company's most global business, with international net sales comprising 48% of total vascular net sales for the nine-month period ended September 30, 2003.

Interventional radiology products comprised 48% of the vascular products group's net sales for the nine-month period ended September 30, 2003. Net sales of interventional radiology products increased 25% on a constant currency basis and 32% on a reported basis for the quarter ended September 30, 2003 as compared to the prior year period. Net sales of interventional radiology products increased 21% on a constant currency basis and 29% on a reported basis for the nine-month period ended September 30, 2003 as compared to the prior-year period. The company saw strong performance from its PTA catheter products, which grew over 48% on a constant currency basis, and 56% on a reported basis for the third quarter 2003, as compared to the third quarter 2002.

The company's self-expanding stent line also had notable performance for the third quarter of 2003, growing 19% on a constant currency basis and 28% on a reported basis, as compared to the same period in the prior year.

Net sales of electrophysiology products decreased 2% on a constant currency basis and increased 5% on a reported basis for the third quarter ended September 30, 2003 compared to the prior-year period. Net sales of electrophysiology products were flat on a constant currency basis and increased 8% on a reported basis for the nine-month period ended September 30, 2003 compared to the prior year period. For the nine-month period ended September 30, 2003, international net sales of electrophysiology products decreased 1% on a constant currency basis and increased 14% on a reported basis compared to the prior-year period.

For the third quarter ended September 30, 2003, graft product sales increased 4% on a constant currency basis and increased 9% on a reported basis. For the nine-month period ended September 30, 2003, graft product sales increased 1% on a constant currency basis and increased 7% on a reported basis. The company had a strong showing in the United States with 13% and 9% growth for the three and nine-month periods ended September 30, 2003, respectively, but weaker international sales performance.

Urological Products - Bard markets a wide range of products for the urological market including basic drainage products, continence products and urological specialty products. Consolidated net sales of urological products were $113.3 million, an increase of 4% on a constant currency basis and 6% on a reported basis for the third quarter ended September 30, 2003, as compared to the quarter

C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

ended September 30, 2002. Urological products comprised approximately 31% of total revenues for the quarter ended September 30, 2003. United States net sales represented 75% of total urological sales for the three months ended September 30, 2003. For the three and nine-month periods ended September 30, 2003, United States net sales grew 6% and 5%, respectively, as compared to the prior-year periods. International net sales of urological products for the three and nine-month periods ended September 30, 2003, decreased 2% and increased 9% on a constant currency basis, respectively, and increased 6% and 19% on a reported basis, respectively, compared to the three and nine-month periods ended September 30, 2002.

Net sales of basic drainage products increased 5% on a constant currency basis and 7% on a reported basis for the three months ended September 30, 2003 as compared to the prior-year period. Net sales of basic drainage products increased 6% on a constant currency basis and 8% on a reported basis for the nine months ended September 30, 2003 as compared to the prior-year period. Primarily, the sale of infection control drainage products fueled this growth.

Net sales of urological specialties, which includes brachytheraphy products and services, grew 5% on a constant currency basis and 7% on a reported basis for the three months ended September 30, 2003 as compared to the prior-year period. Net sales of urological specialties grew 6% on a constant currency basis, 8% on a reported basis, for the nine months ended September 30, 2003 as compared to the prior period. Net sales of brachytherapy products grew 11% on a constant currency basis and 12% on a reported basis for the three months ended September 30, 2003 as compared to the prior-year period. Net sales of brachytherapy products grew 10% on a constant currency basis and 11% on a reported basis for the nine months ended September 30, 2003 as compared to the prior-year periods. The company believes its brachytheraphy growth is favorable to the overall brachytheraphy market growth. The company acquired certain assets of several small brachytheraphy distributors and manufacturers during the first nine months of 2003. See Acquisitions in the Notes to Condensed Consolidated Financial Statements for further discussion.

Net sales of continence products declined 5% on a constant currency basis and 2% on a reported basis, for the third quarter of 2003 as compared to the prior-year periods, and accounted for 13% of total urology sales in the third quarter of 2003. Net sales of continence products grew 4% on a constant currency basis and 7% on a reported basis for the nine-month period ended September 30, 2003 as compared to the prior-year period. The company's surgical incontinence product line continues to provide the momentum in this category growing 30% on a constant currency basis and 32% on a reported basis for the three months ended September 30, 2003 as compared to the prior-year period.

Oncological Products - The company's oncological products include specialty access products and gastroenterological products. Consolidated net sales of oncological products increased 11% on a constant currency basis and 13% on a reported basis for the three months ended September 30, 2003 as compared to the prior-year period. Consolidated net sales of oncological products increased 8% on a constant currency basis and 10% on a reported basis for the nine months ended September 30, 2003 as compared to the prior-year period. United States net sales of oncological

C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

products increased 11% and 10%, for the three and nine-month periods ended September 30, 2003 respectively, as compared to the prior-year periods. International net sales increased 11% on a constant currency basis and 21% on a reported basis for the three months ended September 30, 2003 as compared to the prior-year period. International net sales increased 1% on a constant currency basis and increased 10% on a reported basis for the nine months ended September 30, 2003 as compared to the prior-year period.

Specialty access product sales of $64.0 million comprised 74% of the oncological product group and increased 18% on a constant currency basis and 20% on a reported basis for the three months ended September 30, 2003 as compared to the prior period. Specialty access product sales increased 16% on a constant currency basis 19% on a reported basis, for the nine months ended September 30, 2003 as compared to the prior period. Peripherally inserted central catheters continue to be the fastest growing products in the specialty access category, growing approximately 31% on a constant currency basis and 32% on a reported basis for the three months ended September 30, 2003 as compared to the prior period. For the nine-month period ended September 30, 2003, peripherally inserted central catheters grew approximately 33% on a constant currency basis and 34% on a reported basis as compared to the prior-year period.

Net sales of gastroenterological products were weak for the three months ended September 30, 2003, declining 5% on a constant currency basis and 3% on a reported basis as compared to the prior period. Net sales of gastroenterological products declined 10% on a constant currency basis and 9% on a reported basis for the nine months ended September 30, 2003 as compared to the prior period. Lower net sales of gastroenterological products in Europe were related to the company's withdrawal from its distribution agreement with Olympus Optical Co. (Europa) GmbH.

Surgical Products - Consolidated net sales of surgical specialty products increased 19% on a constant currency basis, 21% on a reported basis for the three months ended September 30, 2003 as compared to the prior period. Consolidated net sales of surgical specialty products increased 17% on a constant currency basis and 18% on a reported basis for the nine months ended September 30, 2003 as compared to the prior-year period. Growth was strong in both the United States and international markets.

The company's hernia product offerings comprised 68% of the surgical product group revenues for the third quarter of 2003. Net sales of these products grew 27% on a constant currency basis and 29% on a reported basis for the three-month period ended September 30, 2003 as compared to the

C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(continued)

prior-year period. Net sales of hernia products grew 26% on a constant currency basis, and 29% on a reported basis for the nine-month period ended September 30, 2003 as compared to the prior-year period.

Other Products - The other product group includes irrigation, wound drainage and certain third-party contract products. For the three months ended September 30, 2003, consolidated net sales of other products were $16.3 million, declining 6% on a constant currency and 5% on a reported basis compared to the prior-year period. For the nine months ended September 30, 2003, consolidated net sales of other products declined 1% on a constant currency and were approximately flat on a reported basis compared to the prior-year period.

Costs and Expenses

The following is a summary of costs and expenses as a percentage of net sales:
	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Cost of goods sold	42.8%	46.2%	43.1%	46.2%
Marketing, selling and administrative	31.0%	29.5%	31.0%	29.3%
Research and development expense	6.0%	4.6%	6.0%	4.7%
Interest expense	0.9%	1.0%	0.9%	1.0%
Other (income) expense, net	(0.4)%	7.3%	(0.4)%	3.2%
Total costs and expenses	80.3%	88.6%	80.6%	84.4%

Cost of goods sold - The company's cost of goods sold as a percentage of net sales for the three months ended September 30, 2003 was 42.8%, a reduction of 340 basis points from the cost of goods sold percentage for the three months ended September 30, 2002 of 46.2%. The company's cost of goods sold as a percentage of net sales for the nine months ended September 30, 2003 was 43.1%, a reduction of 3.1% from the cost of goods sold percentage for the nine months ended September 30, 2002 of 46.2%. These decreases were primarily due to favorable sales mix, cost improvements and foreign exchange. During fiscal 2002, the company recorded certain charges related to divisional and manufacturing realignments. The company's continuing manufacturing realignment efforts have contributed to the improved margins during 2003.

Marketing, selling and administrative - The company's marketing, selling and administrative costs as a percentage of net sales for the three months ended September 30, 2003 was 31.0%, an increase of 1.5% from the marketing, selling and administrative costs for the three month period

C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

ended September 30, 2002 of 29.5%. The company's marketing, selling and administrative costs as a percentage of net sales for the nine months ended September 30, 2003 was 31.0%, an increase of 1.7% from the marketing, selling and administrative costs for the nine-month period ended September 30, 2002 of 29.3%. Executive severance for two Bard senior managers, ongoing studies related to sales coverage and deployment and legal expenses related to intellectual property matters all contributed to this increase.

Research and development expense - Research and development expenditures of $21.6 million during the three months ended September 30, 2003 represented a 45.0% increase over research and development expenditures of $14.9 million during the three-month period ended September 30, 2002. Included in 2003 research and development expenditures was a $3.0 million research milestone payment to the developer of the Conquest™ balloon catheter. Bard has initiated a phased agreement to further that technology and transfer it to Bard. In addition, during 2003, the company paid $1.6 million as a further milestone payment related to Bard's implantable pump project and a $3.0 million research and development milestone payment and a $1.0 million in-process research and development charge related to the company's acquisition of Source Tech.

Interest expense - Interest expense for the three and nine-month periods ended September 30, 2003 is comparable to the three and nine-month periods ended September 30, 2002.

Other (income) expense, net

(dollars in millions)	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Interest income	$(1.6)	$(1.7)	$(4.9)	$(4.7)
Foreign exchange losses (gains)	0.4	---	0.5	(0.6)
Legal reserve reversal	---	---	---	(5.0)
Divisional and manufacturing restructuring	---	24.6	---	33.7
Merger termination costs	---	---	---	6.2
Other, net	0.1	0.7	0.1	0.4
Total other (income) expense, net	$(1.1)	$23.6	$(4.3)	$30.0

In addition to interest income and exchange gains and losses, first quarter 2002 other (income) expense, net includes certain charges related to the realignment of certain divisional and manufacturing operations ($9.1 million pretax) and the termination of the proposed Tyco merger ($6.2 million pretax). These charges are offset with the reversal of certain legal accruals ($5.0 million pretax). Third quarter 2002 other (income) expense, net includes certain charges related to the realignment of certain divisional and manufacturing operations ($24.6 million pretax).

C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Taxes - The company's tax rate for the three and nine-month periods ended September 30, 2003 was 27.6% and 27.5%, respectively, compared to 18.8% and 26.0% for the three and nine-month periods ended September 30, 2002. The 18.8% tax rate for the third quarter of 2002 was affected by divisional and manufacturing realignments. Adjusting for the impact of the divisional and manufacturing realignments, the company's effective tax rate was 27.2% for the third quarter of 2002. In the third quarter of 2002, the company received a new tax grant, at a lower tax rate, for its Puerto Rican manufacturing operations in exchange for a commitment for further investment in Puerto Rico. A $3.5 million tax credit was booked in the third quarter of 2002 related to this grant.

Net Income and Earnings Per Share - Bard reported third quarter 2003 consolidated net income of $51.5 million, an increase of 72.8% over the third quarter 2002 consolidated net income of $29.8 million. Bard reported third quarter 2003 diluted earnings per share of $0.98, a 71.9% increase over third quarter 2002 diluted earnings per share of $0.57. Bard reported nine month 2003 consolidated net income of $147.9 million, an increase of 36.4% over the nine month 2002 consolidated net income of $108.4 million. Bard reported nine-month 2003 diluted earnings per share of $2.81, a 37.1% increase over third quarter 2002 diluted earnings per share of $2.05. Certain items affected the comparability of results between the nine-month period ended September 30, 2003 and the nine-month period ended 2002. The following table summarizes the impact of these items on consolidated net income and diluted earnings per share.

(dollars in millions, except per share amounts)	For the Nine Months Ended September 30, 2003	For the Nine Months Ended September 30, 2002	Change
Net income - as reported	$147.9	$108.4	36%
Tyco termination costs	---	4.0	---
Divisional and manufacturing realignment	---	16.5	---
Corporate realignment	---	4.2	---
Legal reserve reversal	---	(3.0)	---
Net income - adjusted for items above	$147.9	$130.1	14%

Diluted earnings per share - as reported basis	$2.81	$2.05	37%
Tyco termination costs	---	0.08	---
Divisional and manufacturing realignment	---	0.31	---
Corporate realignment	---	0.08	---
Legal reserve reversal	---	(0.06)	---
Diluted earnings per share - adjusted for items above	$2.81	$2.46	14%

C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

Cash provided from operations continues to be the company's primary source of funds to finance operating needs, capital expenditures and dividend payments. Should it be necessary, the company believes it could borrow adequate funds at competitive terms and rates. This overall financial strength gives Bard sufficient financing flexibility. Bard increased its cash and short-term investments to $392.0 million at September 30, 2003 from $383.2 million at December 31, 2002.

The table below summarizes liquidity measures for Bard at September 30, 2003 and December 31, 2002.
(dollars in millions)	September 30, 2003	December 31, 2002
Cash and short-term investments	$392.0	$383.2
Working capital	$441.4	$441.1
Current ratio	2.21/1	2.39/1
Net cash position	$211.5	$230.1

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

Total cash outlays made for the purchase of businesses, patents, trademarks, purchase rights and other related items were approximately $99.6 million for the nine months ended September 30, 2003. These cash outlays were financed with cash from operations and short-term borrowings. In 2003, the company is continuing a number of initiatives including implementation of an enterprise-wide software platform, construction of a consolidated domestic distribution center and construction or expansion of various manufacturing facilities.

The company's capital structure consists of equity and interest-bearing debt. The company maintains a commercial paper program and committed credit facilities that support the company's commercial paper program. The committed facilities can also be used for other corporate purposes.

C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

The company maintains a $200.0 million five-year committed credit facility that matures in May of 2005 and a $100.0 million 364-day committed credit facility that matures in May of 2004. These facilities carry variable market rates of interest and require annual commitment fees. Total commercial paper borrowings were approximately $28.0 million with an interest rate of 1.22% at September 30, 2003. There were no commercial paper borrowings at December 31, 2002.

Periodically, the company purchases its common stock in the open market. On December 11, 2002 the company's Board of Directors approved the purchase of an additional 5,000,000 shares of the company's common stock. 686,700 shares have been purchased during the nine-month period ended September 30, 2003. A total of 4,825,800 shares remain under the company's share purchase authorizations.

Management's Use of Non-GAAP Measures - The company analyzes its consolidated net sales and net sales outside the United States for the three and nine-month periods of 2003 and the three and nine-month periods of 2002, on both a reported basis and a constant currency basis. Because changes in foreign currency exchange rates have a non-operating impact on net sales, the company's management believes the exclusion of these effects results in an additional meaningful comparison of net sales between the two periods. Additionally the company compares net income and diluted earnings per share for the three and nine-month period of 2003 and the three and nine-month period of 2002, on a reported basis and excluding certain specifically identified items. Because of the unusual nature of these items, the company's management believes that excluding them provides additional meaningful information about the comparability of the company's results of operations between the two periods.

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

Cautionary Statement Regarding Forward-Looking Information - Certain statements contained herein or in other company documents and certain statements that may be made by management of the company orally may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They may use words such as

C. R. BARD, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

"anticipate," "estimate," "expect," "project," "intend," "plan," "believe" and other words and terms of similar meaning in connection with discussions of future operating or financial performance. In particular, forward-looking statements may relate to prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Because actual results are affected by risks and uncertainties, the company cautions investors that actual results may differ materially from those expressed or implied. It is not possible to predict or identify all such risks and uncertainties, but factors that could cause the actual results to differ materially from those expressed or implied include, but are not limited to: health care industry consolidation resulting in customer demands for price concessions and contracts that are more complex and have longer terms; competitive factors, including competitors' attempts to gain market share through aggressive marketing programs, the development of new products or technologies by competitors and technological obsolescence; reduction in medical procedures performed in a cost-conscious environment; the lengthy approval time by the FDA or other government authorities to clear medical devices for commercial release; unanticipated product failures; legislative or administrative reforms to the United States Medicare and Medicaid systems or other United States or international reimbursement systems in a manner that would significantly reduce reimbursements for procedures using the company's medical devices; delays or denials of, or grants of low levels of, reimbursement for procedures using newly developed devices; the acquisition of key patents by competitors that would have the effect of excluding the company from new market segments; the uncertainty of whether increased research and development expenditures will result in increased sales; unpredictability of existing and future litigation including but not limited to environmental litigation, litigation regarding product liability such as claims of alleged personal injuries as a result of exposure to natural rubber latex gloves distributed by the company as well as other product liability matters, litigation regarding intellectual property matters including claims of invalidity or unenforceability of intellectual property assets, and disputes on agreements that arise in the ordinary course of business or otherwise; government actions or investigations affecting the industry in general or the company in particular; future difficulties obtaining product liability or other insurance on reasonable terms; efficacy or safety concerns with respect to marketed products, whether scientifically justified or not, that may lead to product recalls, withdrawals or declining sales; uncertainty related to tax appeals and litigation; future difficulties obtaining necessary components used in the company's products and/or price increases from the company's suppliers of critical components; economic factors that the company has no control over, including changes in inflation, foreign currency exchange rates and interest rates; other factors that the company has no control over, including earthquakes, floods, fires and explosions; risks associated with maintaining and expanding international operations; and the risk that the company may not achieve manufacturing or administrative efficiencies as a result of the company's restructuring, the integration of acquired businesses or divestitures. The company assumes no obligation to update forward-looking statements as circumstances change. You are advised, however, to consult any further disclosures the company makes on related subjects in the company's 10-K, 10-Q and 8-K reports.

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

The company maintains a commercial paper program and committed credit facilities that support the company's commercial paper program. The committed facilities may also be used for other corporate purposes. The company maintains a $200.0 million five-year committed credit facility that matures in May of 2005 and a $100.0 million 364-day committed credit facility that matures in May of 2004. These facilities carry variable market rates of interest and require annual commitment fees. Total commercial paper borrowings were approximately $28.0 million with an interest rate of 1.22% at September 30, 2003. At December 31, 2002 there was no commercial paper outstanding.

In December 1996, the company issued $150.0 million of 6.70% notes due 2026. These notes may be redeemed at the option of the note holders on December 1, 2006, at a redemption price equal to the principal amount. The market value of these notes was approximately $163.4 million at September 30, 2003, assuming the notes are held to 2026.

C. R. BARD, INC. AND SUBSIDIARIES

Item 4. Controls and Procedures - The company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the company's reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company's management, with the participation of the company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of September 30, 2003. Based upon that evaluation and subject to the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the company's disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in the company's internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

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

C. R. BARD, INC. AND SUBSIDIARIES

The company believes that the outcomes of the proceedings and claims described above will likely be disposed of over an extended period of time. However, while it is not feasible to predict the outcome of many of these proceedings, based upon the company's experience, current information and applicable law, the company does not expect these proceedings to have a materially adverse effect on consolidated financial position or liquidity, but one or more of the proceedings could be material to the consolidated results of operations for any one period.

In May 2002, the company was served with a complaint in an action entitled Nelson N. Stone, M.D., et al. v. C. R. Bard, Inc., et al., filed in the United States District Court for the Southern District of New York. The action alleges that the company breached agreements with the plaintiffs by failing to use appropriate efforts to promote the growth of a business that the company purchased from the plaintiffs, thereby depriving the plaintiffs of additional consideration, failed to pay consideration due under the agreement, and induced the sale of the company by misrepresentation. The plaintiffs seek damages, including punitive damages, and a release from noncompetition agreements. Trial is scheduled to commence on November 17, 2003. The company believes that the claims have no merit and is defending the action vigorously. However, litigation, particularly jury trials, are inherently unpredictable, and an adverse outcome could have a material adverse effect on the company's 2003 results of operations. The company does not expect that an adverse outcome would have a material adverse effect on the company's financial position or liquidity.

Item 5.  Other Information

Our policy governing transactions in our securities by our directors, executive officers and other specified employees permits such persons to adopt trading plans pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.  This rule permits a person to adopt a written plan at a time when they are not aware of material, non-public information regarding an issuer to purchase or sell securities of the issuer pursuant to the plan, regardless of whether they subsequently become aware of any material, non-public information. The establishment of any trading plan by these individuals regarding our common stock requires pre-approval from our General Counsel's office.  Any individual adopting a trading plan is required to comply with all the requirements of Rule 10b5-1, including that the individual not be aware of any material, non-public information regarding the company at the time of the establishment of a plan.  We anticipate that from time to time in the future, permitted persons may establish trading plans relating to our common stock under Rule 10b5-1.  Our current intention is to make disclosure regarding individual trading plans on our website.

C. R. BARD, INC. AND SUBSIDIARIES

Item 6(a). Exhibits

  Exhibit 10ao* - Form of Change of Control Agreements with Brian R. Barry dated September 1, 2003, a form of which was filed as Exhibit 10ao to the company's June 30, 2003 Form 10-Q, is incorporated herein by reference.
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

Item 6(b). Reports on Form 8-K

On July 16, 2003, the registrant furnished a current report on Form 8-K Item 12 to furnish its second-quarter 2003 earnings release.

On October 15, 2003, the registrant furnished a current report on Form 8-K Item 9 to furnish its third-quarter 2003 earnings release.

On October 22, 2003, the registrant furnished a current report on Form 8-K Item 9 to furnish supplemental disclosures related to the company's earnings web cast on October 15, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
C. R. BARD, INC.
(Registrant)
Todd C. Schermerhorn /s/
Todd C. Schermerhorn
Senior Vice President and Chief Financial Officer

Charles P. Grom /s/
Charles P. Grom
Date: October 31, 2003	Vice President and Controller

Exhibit 12.1

C. R. BARD, INC. AND SUBSIDIARIES

Computation of Ratio of Earnings to Fixed Charges

	Nine months ended	Twelve Months Ended
	9/30/03	12/31/02	12/31/01	12/31/00	12/31/99	12/31/98
Earnings before taxes	$204,000	$211,000	$204,900	$154,000	$173,300	$464,400
Add(Deduct):
Fixed charges	13,400	17,700	19,100	24,500	24,200	31,400
Undistributed earnings of less than 50% owned companies carried at equity	(1,300)	(1,100)	(2,000)	(2,900)	(2,700)	(800)
Earnings available for fixed charges	$216,100	$227,600	$222,000	$175,600	$194,800	$495,000
Fixed charges:
Interest, including amounts capitalized	$9,500	$12,600	$14,200	$19,300	$19,300	$26,400
Proportion of rent expense deemed to represent interest factor	3,900	5,100	4,900	5,200	4,900	5,000
Fixed charges	$13,400	$17,700	$19,100	$24,500	$24,200	$31,400
Ratio of earnings to fixed charges	16.13	12.86	11.62	7.17	8.05	15.76

EXHIBIT 31.1
Certification Of Chief Executive Officer

I, Timothy M. Ring, certify that:

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

Date: October 31, 2003

/s/ Timothy M. Ring

Timothy M. Ring

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

Date: October 31, 2003

/s/ Todd C. Schermerhorn

Todd C. Schermerhorn

Senior Vice President and Chief Financial Officer

EXHIBIT 32.1
SECTION 1350 CERTIFICATIONS

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of C. R. Bard, Inc. on Form 10-Q for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Timothy M. Ring, Chairman and Chief Executive Officer of C. R. Bard, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of C. R. Bard, Inc.

/s/ Timothy M. Ring

Name: Timothy M. Ring

Date: October 31, 2003

EXHIBIT 32.2
SECTION 1350 CERTIFICATIONS

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of C. R. Bard, Inc. on Form 10-Q for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Todd C. Schermerhorn, Senior Vice President and Chief Financial Officer of C. R. Bard, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of C. R. Bard, Inc.

/s/ Todd C. Schermerhorn

Name: Todd C. Schermerhorn

Date: October 31, 2003