Form 10-K
period 2003-12-31
BARD C R INC /NJ/
filed 2004-03-12
CIK 9892

Office\Office\html.dot"

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-6926

C. R. BARD, INC.
(Exact name of registrant as specified in its charter)

New Jersey	730 Central Avenue Murray Hill, New Jersey 07974	22-1454160
(State or other jurisdiction of incorporation or organization)	(Address of principal executive offices)	(I.R.S. Employer Identification No.)

Registrant's telephone number, including area code: (908) 277-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered
Common Stock - $.25 par value		New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ X ] No

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $3,693,167,000 based on the closing price of stock traded on the New York Stock Exchange on June 30, 2003. As of January 30, 2004, there were 51,949,077 shares of Common Stock, $.25 par value per share, outstanding.

The company's definitive Proxy Statement in connection with its 2004 annual meeting of shareholders is incorporated by reference with respect to certain information contained therein in Part III of this Form 10-K.

C. R. BARD, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I

Item 1. Business

General

C. R. Bard, Inc. (the "company" or "Bard") is engaged in the design, manufacture, packaging, distribution and sale of medical, surgical, diagnostic and patient care devices. Charles Russell Bard started the company in 1907. One of its first medical products was the silk urethral catheter imported from France. In 1923, the company was incorporated as C. R. Bard, Inc. and distributed an assortment of urology and surgical products. Bard became a publicly traded company in 1963 and five years later was traded on the New York Stock Exchange. Today, the company markets its products worldwide to hospitals, individual health care professionals, extended care facilities and alternate site facilities. In general, the company's products are intended to be used once and then discarded. Bard holds strong market positions in vascular, urology, oncology and surgical specialty products.

Bard has an acquisition strategy that targets small research or developing companies as well as larger, established companies with market leadership positions. In addition to acquiring companies, Bard has expanded its business in the medical field by acquiring product lines, entering into licensing agreements and joint ventures and making equity investments in companies with emerging technologies. As a matter of policy, Bard is focused only on companies or products in the health care market. Over its 96-year history, some of the company's significant and/or recent acquisitions have included:

Year	Company	Products or Service at Time of Purchase
1966	United States Catheter & Instrument Co	Urology and cardiovascular specialty products
1980	Davol Inc.	Foley catheters
1989	Catheter Technology Corporation	Groshong catheters
1994	Angiomed AG	Self-expanding vascular stents
1996	IMPRA, Inc.	Vascular grafts
1998	Dymax, Inc.	Site-Rite® ultrasound scanner
2001	Surgical Sense Inc.	Kugel® patch
2003	Prostate Services of America, Inc.	Distributor of brachytherapy seeds and equipment
2003	Source Tech Medical, LLC	Manufacturer and distributor of brachytherapy seeds
2003	Biomedical Instruments and Products GmbH	Vacora™ vacuum-assisted breast biopsy gun

The company spent approximately $114.2 million in 2003, $13.1 million in 2002 and $44.7 million in 2001 for the acquisition of businesses, patents, trademarks, purchase rights and other related items to augment its existing product lines. The company has also sold, liquidated or divested product lines over the years, including its cardiology businesses in 1998 and 1999.

Available Information

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

The company has adopted, and will post on its website at www.crbard.com prior to its 2004 annual meeting of shareholders, a Code of Ethics for Senior Financial Officers that applies to the company's chief executive officer, chief financial officer and controller. The company intends to disclose any amendments to, or waivers from, the Code of Ethics on the website set forth above. In addition, the company's audit committee charter, compensation committee charter, governance committee charter, corporate governance guidelines and business ethics policy will also be posted on the company's website at www.crbard.com prior to the company's 2004 annual meeting of shareholders. A copy of any of these documents is available, free of charge, upon written request sent to C. R. Bard, Inc., 730 Central Avenue, Murray Hill, New Jersey 07974, Attention: Secretary. Shareholders may communicate directly with the Board of Directors, the nonmanagement members of the Board of Directors or the Audit Committee. The process for doing so is described on the company's website at www.crbard.com.

Product Group Information

The company reports its sales around the concept of disease state management in four major product group categories: vascular, urology, oncology and surgical specialties. The company also has a product group of other products. The following table sets forth for the three years ended December 31, 2003, 2002 and 2001 the approximate percentage contribution by product line to Bard's consolidated net sales on a worldwide basis.
	For the Years Ended December 31,
	2003	2002	2001
Vascular	21%	20%	21%
Urology	32%	33%	33%
Oncology	23%	24%	23%
Surgery	19%	18%	18%
Other	5%	5%	5%
Total net sales	100%	100%	100%

Vascular Products

Bard develops, manufactures and markets a wide range of products for the peripheral vascular market. Bard's line of minimally invasive vascular products includes peripheral angioplasty stents, catheters, guidewires, introducers and accessories, vena cava filters and biopsy devices; electrophysiology products, including electrophysiology laboratory systems and diagnostic, therapeutic and temporary pacing electrode catheters; fabrics, meshes and implantable vascular grafts. Bard has combined the technologies of its self-expanding nitinol stents with its teflon vascular grafts to develop its new Fluency™ stent graft. Other stent graft products are in development to capitalize on the company's strong technology position in this market. Other new vascular product developments include Bard's Recovery® vena cava filter, which was the first to receive FDA clearance as a removable vena cava filter. It can be removed percutaneously, after the threat of blood clots traveling to the lungs has past. This functionality gives clinicians more treatment options thereby potentially expanding the market.

Urology Products

The Foley catheter, which Bard introduced in 1934, remains one of the most important products in the urology field. Foley catheters continue to be marketed in individual sterile packages and in sterile procedural kits and trays, a concept pioneered by Bard. The company is the market leader in Foley catheters, currently Bard's largest selling urology product. This includes the infection control Foley catheter ("Bardex® I.C."), which substantially reduces the rate of urinary tract infections. Other urology products include surgical sling products used to treat urinary incontinence; brachytherapy services, devices and radioactive seeds used to treat prostate cancer; urine monitoring and collection systems; ureteral stents; and specialty devices for ureteroscopic procedures and stone removal. In 2003,

Bard acquired the assets of Source Tech Medical, LLC, and certain assets of Prostate Services of America, Inc. and Imagyn Medical Technologies, Inc. These brachytherapy distributors and manufacturers were acquired to expand and strengthen the company's brachytherapy franchise.

Oncology Products

Bard's oncology products cover a wide range of devices used in the treatment and management of various cancers. These include specialty access catheters and ports; gastrointestinal products, including endoscopic accessories, percutaneous feeding devices, biopsy devices and stents. The company's specialty access products, used primarily for chemotherapy, serve a well-established market in which Bard holds a major share position. The features and benefits of the company's broad line of peripherally inserted central catheters have allowed Bard to capitalize on the fastest growing segment of the specialty access market. Kidney dialysis catheters share similar technology and call points with access products. Bard's new Hemosplit® long-term dialysis catheter delivers great flow performance with its proprietary split tip design.

Surgical Specialties

Bard's surgical specialty products include meshes for vessel and hernia repair , irrigation devices for orthopaedic, laparoscopic and gynecological procedures and products for topical hemostasis. The innovation of Bard's PerFix® plug and Composix® sheet has significantly improved the way groin hernias are repaired and has reduced procedure times from hours to minutes. Hernia operations using these types of products can be done in an outpatient setting in approximately 20 minutes. The patient generally can return to normal activity with little or no recovery time. In an effort to expand its hernia repair franchise and to leverage the strength of its groin hernia repair technology, the company has developed products specifically for the repair of ventral or abdominal hernias. Products like the Composix® Kugel® and Ventralex™ hernia patches have made Bard the leader in this large and fast growing segment of the hernia repair market.

International

Bard markets its products through 23 subsidiaries and a joint venture in over 90 countries outside the United States. The products sold in the company's international markets include many of the products described above under Product Group Information. However, the principal markets, products and methods of distribution in the company's international businesses vary with market size and stage of development. The company's principal international markets are in Europe and Japan. The company believes that its geographically-based sales organization gives the company greater flexibility in international markets. Approximately 58% of international sales are of products manufactured by Bard in the United States, Puerto Rico or Mexico. For financial reporting purposes, revenues and long-lived assets in significant geographic areas are presented in Note 12 Segment Information of the notes to consolidated financial statements.

Bard's foreign operations are subject to certain financial and other risks, and international operations in general present complex tax and money management issues requiring sophisticated analysis to meet the company's financial objectives. Relationships with customers and effective terms of sale frequently vary by country. Trade receivable balances outside the United States generally are outstanding for longer periods than in the United States. Inventory management is an important business concern due to the potential for rapidly changing business conditions and currency exposure. Currency exchange rate fluctuations can affect income from, and profitability of, international operations. The company attempts to hedge some of these exposures to reduce the effects of foreign currency fluctuations on net earnings. See "Quantitative and Qualitative Disclosure About Market Risk" and Note 6 Derivative Instruments of the notes to consolidated financial statements.

Competition

The company competes in the therapeutic and diagnostic medical markets both in the United States and around the world. These markets are characterized by rapid change resulting from technological advances and scientific discoveries. The company depends more on its consistently reliable product quality, dependable service and its ability to develop products to meet market needs than on patent protection, although many of its products are patented or are the subject of patent applications. The company faces a mix of competitors ranging from large manufacturers with multiple business lines to smaller manufacturers that offer a limited selection of products. In addition, the FDA has recently increased its oversight of companies involved with the reprocessing of single-use medical devices and has provided improved guidance to reprocessors, thereby facilitating the reprocessing business. This may result in increased competition. See "Regulation".

Major shifts in markets have occurred in connection with product problems, physician advisories and safety alerts, reflecting the importance of product quality in the medical device industry. In the current environment of managed care, economically motivated buyers, consolidation among health care providers, increased competition and declining reimbursement rates, the importance of price has increased. In order for the company to compete effectively it must create or acquire advanced technology and incorporate this technology into proprietary products addressing areas of significant demand in the marketplace, obtain regulatory approvals and manufacture and successfully market these products.

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

Marketing

The company's products are distributed domestically directly to hospitals and other healthcare institutions as well as through numerous hospital/surgical supply and other medical specialty distributors with whom the company has distributor agreements. In international markets, products are distributed either directly or through distributors with the practice varying by country. Full-time representatives of the company in domestic and international markets carry on sales promotion. Sales to distributors, which supply the company's products to many end users, accounted for approximately 35%, 38% and 37% of the company's net sales in 2003, 2002 and 2001, respectively, and the five largest distributors combined accounted for approximately 71%, 70% and 68% of such sales for the corresponding years. The company is not dependent on any single customer, and no single customer accounted for more than 10% of the company's consolidated net sales in 2003, 2002 or 2001.

In order to service its customers, both within and outside the United States, the company maintains inventories at distribution facilities in most of its principal marketing areas. Orders are normally shipped within a matter of days after receipt. Backlog is not considered significant for the company.

Most of the products sold by the company, whether manufactured by the company or by others, are sold under the BARD® trade name or trademark or other trademarks owned by the company. Products manufactured for the company by outside suppliers are produced according to the company's specifications.

 Regulation

The development, manufacture, sale and distribution of the company's products are subject to comprehensive government regulation both within and outside the United States. Government regulation, including detailed inspection of and controls over, research and laboratory procedures, clinical investigations, manufacturing, marketing, sampling, distribution, record keeping and storage and disposal practices, substantially increases the time, difficulty and costs incurred in obtaining and maintaining the approval to market newly developed and existing products. Government regulatory actions can result in the seizure or recall of products, suspension or revocation of the authority necessary for their production and sale and other civil or criminal sanctions.

In the early 1990s, the review time by the United States Food and Drug Administration ("FDA" ) to clear medical devices for commercial release lengthened and the number of clearances of 510(k) submissions and approval of pre-market applications decreased. In response to public and congressional concern, the FDA Modernization Act of 1997 ("FDAMA") was adopted with the intent of bringing better definition to the review process.

In October 2002, the Medical Device User Fees Modernization Act ("MDUFMA") was enacted in response to the FDA's request for additional funds to be allocated for staffing needs so that statutory deadlines for review times could be met. Through MDUFMA, those funds will be generated through the application of user fees for device submissions. The continuation of the user fee process by the FDA is tied to submission review time performance goals. As a result of MDUFMA, the company is obligated to pay user fees at the time of product approval submissions. The cost of those fees is not expected to be material to the company's results of operations.

While FDA review times have improved since passage of the FDAMA and there is anticipation that MDUFMA performance goals will be met, there can be no assurance that the FDA review process will not involve delays or that clearances will be granted on a timely basis.

Through MDUFMA, the FDA increased its oversight of businesses involved with the reprocessing of single use medical devices ("SUDs"). The regulation was amended to require reprocessing labeling, clarify submission pathways and define the requirements for validation of cleaning, sterilizing and functional performance of reprocessed SUDs. The improved guidance to reprocessors facilitates the reprocessing business and may result in increased competition.

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

As the largest single insurer in the United States, Medicare has a profound influence on the healthcare market. The Center for Medicare and Medicaid Services (CMS) formulates national and local coverage policy and sets payment rates for facilities and physician providers. Just as important, most commercial payers reference CMS when developing their policies and payment rates. Technology assessment organizations, like the one run by Blue Cross Blue Shield Association, are consulted by public and private payers to evaluate the relative merits of new technologies and their impact on net health care outcomes in an effort to get as much value for the health care dollar as possible.

The processes necessary for a medical device manufacturer to obtain appropriate levels of reimbursement are complex. Reimbursement criteria are often broadly defined and can vary from payer to payer. Payment systems are moving away from the charge-based systems to prospective bundled payment systems where medical devices are reimbursed as part of a procedure or episode of care. Diagnosis Related Groups (DRGs) and Ambulatory Payment Classifications (APCs) are examples of these prospective payment systems made to health care providers upon whom medical device manufacturers depend for payment. Under those systems, an aggregate prospective reimbursement amount is set for each DRG or APC, which covers a bundled group of services and products provided to a patient whose care or condition comes within a particular DRG or APC. Creating a new procedure code, often a requirement for new products to be properly reimbursed, can be a lengthy and uncertain twelve- to eighteen-month process. Further, where devices are within established DRG or APC coverage, there may nevertheless be issues of sufficiency of reimbursement.

Initiatives to limit the growth of health care costs, including price regulation, are also underway in several other countries in which the company does business. Implementation of health care reforms now under consideration in Japan, Germany, France and other countries may limit the price or reimbursement level of the company's products. The ability of customers to obtain appropriate reimbursement for their products and services from government and third-party payers is critical to the success of medical device companies around the world. Several foreign governments have attempted to dramatically reshape reimbursement policies affecting medical devices. Further restrictions on reimbursement of the company's customers likely will have an impact on the products purchased by customers and the prices they are willing to pay.

Raw Materials

The company uses a wide variety of readily available plastics, textiles, alloys and latex materials for conversion into its devices. These materials are primarily purchased from external suppliers. Certain of the raw materials are available only from single-source suppliers. Materials are purchased from selected suppliers for reasons of quality assurance, sole-source availability, cost effectiveness or constraints resulting from regulatory requirements. Bard works closely with its suppliers to assure continuity of supply while maintaining high quality and reliability. Generally, either party upon short notice can terminate agreements with certain suppliers. The establishment of additional or replacement suppliers for certain materials cannot always be accomplished quickly due to the FDA approval system, the complex nature of manufacturing processes employed by many suppliers or proprietary manufacturing techniques. In addition, in an effort to reduce potential product liability exposure, certain suppliers have terminated or may terminate sales of certain materials to companies that manufacture implantable medical devices. The company's inability to replace a supplier, or a delay in doing so, could result in the company being unable to manufacture and sell certain of its products, including certain of the company's higher margin products.

Environment

The company is subject to various environmental laws and regulations both within and outside the United States. The operations of the company, like those of other medical device companies, involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. While the company continues to make capital and operational expenditures relating to compliance with existing environmental laws and regulations, management believes that such compliance will not have a material impact on the company's financial position, results of operations or liquidity. See "Legal Proceedings."

Employees

The company employs approximately 8,300 persons.

Seasonality

The company's business is not affected to any material extent by seasonal factors.

Research and Development

The company is engaged in both internal and external research and development to introduce new products, to enhance the effectiveness, ease of use, safety and reliability of its existing products and to expand the applications for which the uses of its products are appropriate. The company is dedicated to developing novel technologies that will furnish health care providers with a more complete line of products to treat medical conditions through minimally invasive procedures and in a cost-effective manner. The company's research and development expenditures were approximately $87.4 million in 2003, $61.7 million in 2002 and $53.4 million in 2001. The company continually evaluates developing technologies in areas where it may have technological or marketing expertise for possible investment or acquisition. See the information above under "General" for a discussion of the company's acquisition strategy.

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

The company operates in an industry susceptible to significant patent legal claims. At any given time, the company generally is involved as both a plaintiff and defendant in a number of patent infringement actions. Patent litigation can result in significant royalty or other payments or result in injunctions that can prevent the sale of products. See "Legal Proceedings."

Item 2. Properties

The executive offices of the company are located in Murray Hill, New Jersey, in facilities that the company owns. Domestic manufacturing and development units are located in Arizona, Georgia, Illinois, Kansas, Massachusetts, New Jersey, New York, Pennsylvania, Puerto Rico, Rhode Island, South Carolina and Utah. Sales offices and distribution points are in many of these locations as well as others. Outside the United States, the company has plants or offices in Austria, Australia, Belgium, Canada, China, Denmark, Finland, France, Germany, Greece, India, Italy, Korea, Malaysia, Mexico, the Netherlands, Norway, Portugal, Singapore, Spain, Sweden, Switzerland and the United Kingdom.

The company owns approximately 2.3 million square feet of space in 18 locations and leases approximately 1.1 million square feet of space in 46 locations. All these facilities are well maintained and suitable for the operations conducted in them.

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

In May 2002, the company was served with a complaint in an action entitled Nelson N. Stone, M.D., et al. v. C. R. Bard, Inc., et al., filed in the United States District Court for the Southern District of New York. The action alleged that the company breached agreements with the plaintiffs by failing to use appropriate efforts to promote the growth of a business that the company purchased from the plaintiffs, thereby depriving the plaintiffs of additional consideration, failed to pay consideration due under the agreement and induced the sale of the company by misrepresentation. On December 19, 2003, the jury returned a verdict in the plaintiffs' favor with respect to certain of the plaintiffs' claims and awarded the plaintiffs $58.0 million.  Accordingly, the company recorded a charge of $58.0 million ($35.5 million after tax; $0.67 diluted earnings per share). The company recorded this charge in other (income) expense, net and the corresponding liability in accrued expenses.  The company believes that the verdict is not supported by the evidence and that the amount of the award is grossly excessive. The company has filed post-trial motions to set aside the verdict or reduce the amount of the award and for a new trial. The company expects these motions to be decided in the first half of 2004. If unsuccessful in these motions, the company will file an appeal.

Item 4. Results of Votes of Security Holders

Not applicable.

Executive Officers of the Registrant

Set forth below is the name, age, position, five-year business history and other information with respect to each executive officer of the company as of February 21, 2004. No family relationships exist among the officers of the company. The Board of Directors elects all officers of the company annually.

Name	Age	Position
Timothy M. Ring	46	Chairman and Chief Executive Officer and Director
John H. Weiland	48	President and Chief Operating Officer
Todd C. Schermerhorn	43	Senior Vice President and Chief Financial Officer
Brian P. Kelly	45	Group Vice President
Amy S. Paul	52	Group Vice President
Christopher D. Ganser	51	Vice President, Regulatory Sciences
James L. Natale	57	Senior Vice President and President, Corporate Healthcare Services
Nadia J. Bernstein	58	Vice President, General Counsel and Secretary
Charles P. Grom	56	Vice President and Controller
Bronwen K. Kelly	51	Vice President, Human Resources
Robert L. Mellen	47	Vice President, Strategic Planning and Business Development
Scott T. Lowry	37	Vice President and Treasurer

Timothy M. Ring joined Bard in 1992 as Vice President, Human Resources after 10 years with Abbott Laboratories, Inc. In 1993, Mr. Ring was promoted to Group Vice President, International Operations. Mr. Ring was promoted to Group President in 1997 with oversight for Bard's Corporate Healthcare, Peripheral Vascular, Access Systems and Electrophysiology Divisions as well as Bard's businesses in Europe, the Middle East and Africa. Mr. Ring was elected Chairman and Chief Executive Officer in 2003. Mr. Ring was elected to the Board of Directors in 2003.

John H. Weiland joined Bard in 1996 from Dentsply International as Group Vice President. He was promoted to Group President in 1997 with oversight for Bard's Davol, Urological, Medical and Endoscopic Technologies Divisions as well as responsibility for all Bard's businesses in Japan, Latin and Central America, Canada and Asia Pacific. Mr. Weiland previously served as President and Chief Executive Officer of Pharmacia Diagnostics, Inc. and was with American Hospital Supply and Baxter Healthcare. He served one year as a White House Fellow in the role of Special Assistant in the Office of Management and Budget. Mr. Weiland was elected President and Chief Operating Officer in 2003.

Todd C. Schermerhorn joined Bard in 1985 as cost analyst and has held various financial positions including Controller of the Vascular Systems Division and Vice President and Controller of the USCI Division. In 1996, Mr. Schermerhorn was promoted to Vice President and Group Controller for Bard's Global Cardiology Unit. He was promoted to Vice President and Treasurer in 1998. Mr. Schermerhorn was elected to the position of Senior Vice President and Chief Financial Officer in 2003.

Brian P. Kelly joined Bard in 1983 as a territory sales manager for the Davol Division. He has held a succession of management positions including Vice President of Sales for Bard Access Systems and in 1997 President of the Davol Division. Mr. Kelly was promoted to Group Vice President in 2003 with responsibility for Bard's Davol Division, Bard's Endoscopic Technologies Division and Bard's Electrophysiology Division.

Amy S. Paul joined Bard in 1982 as a Senior Product Manager in the Davol Division. After a variety of promotions within the marketing organization at both Davol and Bard Cardiopulmonary Divisions, Ms. Paul was promoted in 1990 to Vice President/Business Manager for Bard Ventures - GYN followed by her promotion to Vice President and General Manager and then President of Bard Endoscopic Technologies Division. In 1997, Ms. Paul was promoted to President of Bard Access Systems Division and most recently was appointed to her current position of Group Vice President International in 2003. Prior to joining the company, she was with Kendall (Tyco) and GTE Sylvania.

Christopher D. Ganser joined Bard in 1989 as the Quality Control Manager for the Moncks Corner, South Carolina Latex Operation. In 1991, he was promoted to Manager of Quality Control Operations for the Bard Urological Division ("BUD"). In 1994, after serving as the Director of Quality Assurance for BUD, Mr. Ganser was promoted to Corporate Vice President, Quality Assurance. He held that position until July 2003 when he was promoted to his current position of Vice President, Regulatory Sciences.

James L. Natale joined Bard in 1994 as President, Bard Corporate Marketing and Services after 16 years with Johnson & Johnson. In 1996, Mr. Natale was promoted to Corporate Vice President and elected a Corporate Officer. In 2003, Mr. Natale was promoted to his current position of Senior Vice President and President, Corporate Healthcare Services.

Nadia J. Bernstein joined Bard in 1999 as Vice President, General Counsel and Secretary . Prior to joining Bard, she was Senior Vice President, General Counsel and Assistant Secretary of Montefiore Medical Center in New York City since 1987. Before Montefiore, Ms. Bernstein was a partner in the law firm of Rosenman & Colin where she served as a member of the litigation department and later the corporate department.

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

Scott T. Lowry joined Bard in 1992 and has held a number of positions within the treasury organization. Mr. Lowry was promoted to Assistant Treasurer in 2000 and to his present position in 2003. Previously, Mr. Lowry worked in the treasury functions at AT&T Corp. and Burson-Marsteller.

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

Market and Market Prices of Common Stock

The company's common stock is traded on the New York Stock Exchange under the symbol: BCR. The following table illustrates the high and low sales prices as traded on the New York Stock Exchange for each quarter during the last two years.
2003	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
High	$63.81	$73.17	$72.70	$81.60	$81.60
Low	$54.03	$60.13	$65.50	$70.52	$54.03
Close	$63.06	$71.31	$71.00	$81.25	$81.25
2002	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
High	$63.94	$59.44	$57.65	$59.87	$63.94
Low	$44.10	$52.76	$45.75	$50.07	$44.10
Close	$59.05	$56.58	$54.63	$58.00	$58.00

Title of Class	Number of Record Holders of the company's common stock as of January 30, 2004
Common Stock - $.25 par value	5,113

Dividends

The company paid cash dividends of approximately $46.8 million, or $0.90 per share, in 2003 and $45.0 million, or $.86 per share, in 2002. The following table illustrates the dividends paid per share in each of the indicated quarters.

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
2003	$.22	$.22	$.23	$.23	$.90
2002	$.21	$.21	$.22	$.22	$.86

The first quarter 2004 dividend of $.23 per share was paid on January 30, 2004 to shareholders of record on January 19, 2004.

Item 6. Selected Financial Data - For the Years Ended December 31,

(dollars and shares in thousands except per share amounts)
	2003	2002	2001	2000	1999
INCOME STATEMENT DATA
Net sales	$1,433,100	$1,273,800	$1,181,300	$1,098,800	$1,036,500
Net income	$168,500	$155,000	$143,200	$106,900	$118,100
BALANCE SHEET DATA
Total assets	$1,692,000	$1,416,700	$1,279,900	$1,089,200	$1,126,400
Working capital	$453,200	$441,100	$391,000	$302,100	$176,600
Long-term debt	$151,500	$152,200	$156,400	$204,300	$158,400
Total debt	$168,100	$153,100	$157,200	$205,100	$288,700
Shareholders' investment	$1,045,700	$880,400	$788,700	$613,900	$574,300
COMMON STOCK DATA
Basic earnings per share	$3.26	$2.98	$2.80	$2.11	$2.31
Diluted earnings per share	$3.20	$2.94	$2.75	$2.09	$2.28
Cash dividends per share	$0.90	$0.86	$0.84	$0.82	$0.78
Shareholders' investment per share	$20.23	$17.06	$15.06	$12.06	$11.31
Average common shares outstanding	51,700	52,000	51,200	50,700	51,183
Shareholders of record	5,132	5,454	5,983	7,195	7,344
SUPPLEMENTARY DATA
Return on average shareholders' investment	17.5%	18.6%	20.4%	18.0%	20.7%
Net income/net sales	11.8%	12.2%	12.1%	9.7%	11.4%
Days - accounts receivable	52.9	49.8	52.5	62.9	70.8
Days - inventory	92.5	90.9	119.0	139.5	158.9
Total debt/total capitalization	13.8%	14.8%	16.6%	25.0%	33.5%
Interest expense	$12,500	$12,600	$14,200	$19,300	$19,300
Research and development expense	$87,400	$61,700	$53,400	$53,200	$53,800
Number of employees	8,300	7,700	7,700	8,100	7,700
Net sales per employee	$172.7	$165.5	$153.4	$135.7	$134.6
Net income per employee	$20.3	$20.1	$18.6	$13.2	$15.3

Item 7. Management's Discussion and Analysis of Results of Operations and of Financial Conditions

Executive Overview

C. R. Bard, Inc. is engaged in the design, manufacture, packaging and sale of medical, surgical, diagnostic and patient care devices. The company markets its products to hospitals, individual healthcare professionals, extended care health facilities and alternative site facilities in the United States and abroad, principally Europe and Japan. In general, the company's products are intended to be used once and discarded.

The company reports its results of operations around the concept of disease state management in four major product group categories: vascular, urology, oncology and surgical specialties. The company also has a product group of other products. The company strives to have a leadership position in all of its products. Approximately 80% of the company's net sales in 2003 were derived from products in which the company has a number one or number two market leadership position.

The company's revenues are generated from sales of the company's products, net of discounts, returns, rebates and other allowances. The company's costs and expenses consist of costs of goods sold, marketing, selling and administrative expense, research and development expense, interest expense and other (income) expense, net. Costs of goods sold consist principally of the manufacturing and distribution costs of the company's products. Marketing, selling and administrative expense consists principally of the costs associated with the company's sales and administrative organizations. Research and development expense consists principally of expenses incurred with respect to internal research and development activities, milestone payments for third-party research and development activities and acquired in-process research and development costs arising from the company's business development activities. Interest expense consists of interest charges on indebtedness. Other (income) expense, net consists principally of interest income, foreign exchange gains and losses and other items, some of which may impact the comparability of the company's results of operations between periods.

The company's margins and net income are driven by the company's ability to generate sales of its products and improve operating efficiency. The company's ability to improve sales over time depends in part upon its ability to successfully develop and market new products. In this regard, the company has strategically increased funding of research and development activities, with a focus on products and markets that are growing faster than 8%. In 2003, the company spent approximately $87 million on research and development, an increase of approximately 40% from research and development spending of approximately $62 million in 2002. The company expects research and development spending to increase in 2004 as compared to 2003. In light of the complexity of the process of developing and bringing new products to market, the company expects a lag of as much as several years before the results of the increased research and development spending are reflected in increased net sales. In addition, there can be no assurance that research and development activities will successfully generate new products at all or that new products will be successful.

In a further effort to increase sales, the company has commenced an initiative to increase its sales force. In 2003, the company increased its U.S. sales force by approximately 10% and is currently considering further expansion in both the United States and Europe.

The company also plans to generate increased sales through selective acquisitions of businesses, products and technologies. In general, the company focuses on small to medium size acquisitions of products and technologies that complement the company's existing product portfolio. In addition, the company may from time to time selectively consider acquisitions of larger, established companies under appropriate circumstances.

The company has an extensive program of improving manufacturing efficiencies. As part of that program, in 2002 the company initiated the closure of two manufacturing facilities and two administrative offices in the United States and one manufacturing facility in Europe and the elimination of more than 600 positions. The company's program of improved manufacturing efficiency and its restructuring activities has resulted in sustained improvement of both margins and cash flow. Gross margins as a percentage of net sales improved by 3.2% in 2003 as compared to 2002. The improved cash flow associated with these activities provides additional funding for the company's research and development activities and other spending initiatives discussed above.

The company has taken advantage of strong cash flow over the past several years to strengthen its balance sheet, reducing total debt to total capitalization from approximately 25% at the end of 2000 to less than 14% at the end of 2003. Working capital increased from approximately $302 million to approximately $453 million over the same period. The company's strong financial position further enables to company to pursue the strategic initiatives discussed above.

Net Sales

Bard reported 2003 consolidated net sales of $1,433.1 million, an increase of 13% on a reported basis (9% on a constant currency basis) over 2002 consolidated net sales of $1,273.8 million. Bard's 2002 consolidated net sales increased 8% on a reported basis (7% on a constant currency basis) over consolidated net sales of $1,181.3 million in 2001.

The geographic breakdown of net sales by the location of the external customer for each of the last three years is presented below:

	2003	2002	2001
United States	71%	73%	73%
Europe	18%	17%	17%
Japan	5%	5%	5%
Rest of world	6%	5%	5%
Total net sales	100%	100%	100%

The growth in consolidated net sales in 2003 was offset by a decrease of 0.1% as a result of price reductions compared to the prior year. The growth in consolidated net sales in 2002 included an increase of 0.7% as a result of price increases compared to the prior year. Consolidated net sales were also affected by the impact of exchange rate fluctuations. Exchange rate fluctuations had the effect of increasing 2003 consolidated net sales by 3.3% as compared to the prior year. Exchange rate fluctuations had the effect of increasing 2002 consolidated net sales by 0.7% as compared to the prior year. The primary exchange rate movement that impacts net sales is the movement of the Euro compared to the United States dollar. The impact of exchange rate movements on net sales is not indicative of the impact on net earnings due to the offsetting impact of exchange rate movements on operating costs and expenses, costs incurred in other currencies and the company's hedging activities.

Bard's 2003 United States net sales of $1,020.4 million increased 10% over 2002 United States net sales of $928.7 million. Bard's 2003 international net sales of $412.7 million increased 20% on a reported basis (8% on a constant currency basis) over 2002 international net sales of $345.1 million. Bard's 2002 United States net sales of $928.7 million increased 8% over 2001 United States net sales of $862.5 million. Bard's 2002 international net sales of $345.1 million increased 8% on a reported basis (6% on a constant currency basis) over 2001 international net sales of $318.8 million.

 Presented below is a discussion of consolidated net sales by disease state for the years ended December 31, 2003, 2002 and 2001.
	Product Group Summary of Net Sales
(dollars in thousands)	For the Years Ended December 31,
			As Reported		As Reported
	2003	2002	Change	2001	Change
Vascular	$307,300	$259,700	18%	$250,900	4%
Urology	451,500	419,700	8%	390,100	8%
Oncology	336,300	299,000	12%	274,600	9%
Surgery	272,300	229,500	19%	205,200	12%
Other	65,700	65,900	---	60,500	9%
Total net sales	$1,433,100	$1,273,800	13%	$1,181,300	8%

Vascular Products - Bard markets a wide range of products for the peripheral vascular market, including endovascular products, electrophysiology products and graft products. Consolidated net sales in 2003 of vascular products increased 18% on a reported basis (11% on a constant currency basis) compared to the prior year. United States net sales in 2003 of vascular products grew 17% compared to the prior year. International net sales in 2003 increased 19% on a reported basis (5% on a constant currency basis) compared to the prior year. The vascular group is the company's most global business, with international net sales comprising 48% of consolidated net sales of vascular products in 2003.

Endovascular products comprised 49% of 2003 consolidated net sales of vascular products. Consolidated net sales in 2003 of endovascular products increased 32% on a reported basis (23% on a constant currency basis) compared to the prior year. New products such as the company's Conquest™ PTA balloon catheter, Fluency™ stent graft and Recovery® vena cava filter contributed to the growth in this category. The company saw strong performance in 2003 from PTA catheter products, which grew over 63% on a reported basis (54% on a constant currency basis) compared to the prior year. The company's self-expanding stent line, led by the company's innovative Luminexx™ stent, had notable performance in 2003, growing 36% on a reported basis (26% on a constant currency basis) compared to the prior year. The Recovery® vena cava filter was the first of its kind in the United States. The product gives clinicians greater flexibility in the use of these filters because it can be removed percutaneously after the threat of blood clots traveling to the lungs has past. Joining the vascular product line in 2004 is the Vacora™ vacuum assisted biopsy device. This device will compete in the largest segment of the breast biopsy device market.

Endovascular products comprised 44% of 2002 consolidated net sales of vascular products. Consolidated net sales in 2002 of endovascular products increased 12% on a reported basis (11% on a constant currency basis) compared to the prior year. In 2002, the company's consolidated net sales of self-expanding stents grew 34% on a reported basis (31% on a constant currency basis) compared to the prior year, largely as a result of the introduction of a new 6 French Luminexx™ stent. In addition, the Conquest™ balloon powered the company's 2002 consolidated net sales of peripheral angioplasty products, which grew approximately 17% on a reported basis (15% on a constant currency basis) compared to the prior year.

Consolidated net sales in 2003 of electrophysiology products increased 9% on a reported basis (1% on a constant currency basis) compared to the prior year. Consolidated net sales in 2002 of electrophysiology products increased 2% on a reported basis (-2% on a constant currency basis) compared to the prior year. United States net sales in 2002 of electrophysiology products grew 6% compared to the prior year. International net sales in 2002 of electrophysiology products declined 2% on a reported basis (-9% on a constant currency basis) compared to the prior year. In 2002, the company's electrophysiology business was slow to recover in Germany, where its dedicated sales force experienced high turnover associated with the company's proposed merger with Tyco International, Ltd., which was terminated in the first quarter of 2002.

Consolidated net sales in 2003 of graft products increased 7% on a reported basis (1% on a constant currency basis) compared to the prior year. United States net sales in 2003 of graft products grew 7% compared to the prior year.

Consolidated net sales in 2002 of graft products declined 6% on a reported basis (-6% on a constant currency basis) compared to the prior year due to the loss of a distribution agreement.

Urology Products - Bard markets a wide range of products for the urology market, including basic drainage products, continence products and urological specialty products. Consolidated net sales in 2003 of urology products were $451.5 million, an increase of 8% on a reported basis (5% on a constant currency basis) compared to the prior year. United States net sales of urology products represented 74% of consolidated net sales of urology products in 2003 and grew 5% compared to the prior year. International net sales in 2003 of urology products increased 16% on a reported basis (7% on a constant currency basis) compared to the prior year. Consolidated net sales in 2002 of urology products were $419.7 million, an increase of 8% on a reported basis (7% on a constant currency basis) compared to the prior year. United States net sales of urology products represented 76% of consolidated net sales of urology products in 2002 and grew 7% compared to the prior year. International net sales in 2002 of urology products increased 10% on a reported basis (8% on a constant currency basis) compared to the prior year.

Consolidated net sales in 2003 of basic drainage products continues to provide a solid foundation to the company's urology business. Consolidated net sales in 2003 of basic drainage products increased 7% on a reported basis (5% on a constant currency basis) compared to the prior year. Consolidated net sales in 2003 of infection control products grew 13% on a reported basis (13% on a constant currency basis) compared to the prior year. This growth demonstrates the company's ability to grow market share with the Bardex® I.C. Foley catheter's proven record for dramatically reducing urinary tract infections. This benefits both the patient and the hospital. Consolidated net sales in 2002 of basic drainage products of $261.8 million increased 7% on a reported basis (7% on a constant currency basis) compared to the prior year. Primarily, infection control drainage products fueled this growth.

Consolidated net sales in 2003 of urological specialties, which includes brachytherapy products and services, grew 8% on a reported basis (5% on a constant currency basis) compared to the prior year. Consolidated net sales in 2003 of brachytherapy products grew 11% on a reported basis (10% on a constant currency basis) compared to the prior year. Brachytherapy is a form of prostate cancer treatment in which small radioactive seeds are implanted into the prostate gland to deliver low amounts of radiation over a period of time. The company believes the growth in brachytherapy product sales is favorable to the overall growth in the brachytherapy market. In 2003, the company acquired certain assets of several small brachytherapy distributors and manufacturers. See "Acquisitions and Dispositions" in the Notes to Consolidated Financial Statements for further discussion. The company's strategy is to be a consolidator in the brachytherapy business. 2002 consolidated net sales of urological specialties grew 6% on a reported basis (5% on a constant currency basis) compared to the prior year. Consolidated net sales of brachytherapy products were the largest contributor to this increase, with 2002 consolidated net sales of these brachytherapy products growing 10% on a reported basis (10% on a constant currency basis) compared to the prior year.

Continence is the smallest category in urology products. Consolidated net sales in 2003 of continence products comprised 14% of consolidated net sales of urology products. Consolidated net sales in 2003 of continence products increased 8% on a reported basis (5% on a constant currency basis) compared to the prior year. The company's surgical incontinence product line continues to provide the momentum in the continence category growing 41% on a reported basis (38% on a constant currency basis) compared to the prior year. Consolidated net sales in 2002 of continence products grew 13% on a reported basis (12% on a constant currency basis) compared to the prior year. Consolidated net sales in 2002 of surgical incontinence products grew over 61% on a reported basis (61% on a constant currency basis) compared to the prior year.

Oncology Products - The company's oncology products include specialty access products and gastrointestinal products. Consolidated net sales in 2003 of oncology products grew 12% on a reported basis (10% on a constant currency basis) compared to the prior year. United States net sales in 2003 of oncology products grew 11% compared to the prior year. International net sales in 2003 of oncology products grew 16% on a reported basis (6% on a constant currency basis) compared to the prior year. Consolidated net sales in 2002 of oncology products grew 9% on a reported basis (9% on a constant currency basis) compared to the prior year. United States net sales in 2002 of oncology products increased 8% compared to the prior year. International net sales in 2002 of oncology products grew 14% on a reported basis (12% on a constant currency basis) compared to the prior year.

Consolidated net sales of specialty access products of $247.5 million comprised 74% of the oncology product group in 2003 and increased 20% on a reported basis (17% on a constant currency basis) compared to the prior year. In 2003 peripherally inserted central catheters ("PICCs") continue to be the fastest growing products in the specialty access category, growing approximately 34% on a reported basis (33% on a constant currency basis) compared to the prior year. PICCs are catheters that are placed into a large vein in the arm and allows clinicians to access a patient's central venous system primarily for administration of chemotherapeutic agents, antibiotics, intravenous fluids and blood sampling. The company continues to see the PICC market expand as these products are being used more frequently in place of intravenous catheters. In 2003, the company introduced its new Hemosplit® dialysis access catheter with its proprietary split tip design. This catheter entered the market in mid-year and has met with strong demand. Consolidated net sales in 2003 of dialysis catheters grew 32% on a reported basis (30% on a constant currency basis) compared to the prior year. Consolidated net sales of specialty access product of $206.2 comprised 69% of the oncology product group in 2002 and increased 12% on a reported basis (12% on a constant currency basis) compared to the prior year. In 2002, PICCs grew approximately 35% on a reported basis (35% on a constant currency basis) compared to the prior year. In 2002, the Dymax Site-Rite™ product line grew 15% on a reported basis (15% on a constant currency basis) compared to the prior year.

Consolidated net sales in 2003 of gastrointestinal products were weak, declining 4% on a reported basis (-6% on a constant currency basis) compared to the prior year. International net sales in 2003 of gastrointestinal products were weak in Europe due to the company's withdrawal from a distribution agreement with Olympus Optical Co. (Europa) GmbH. In 2002 consolidated net sales of gastrointestinal products grew 2% on a reported basis (2% on a constant currency basis) compared to the prior year.

Surgical Specialty Products - Consolidated net sales in 2003 of surgical specialty products increased 19% on a reported basis (17% on a constant currency basis) compared to the prior year. United States net sales in 2003 of surgical specialty products increased 16% compared to the prior year. International net sales in 2003 of surgical specialty products increased 32% on a reported basis (20% on a constant currency basis) compared to the prior year. Consolidated net sales in 2002 of surgical specialty products increased 12% on a reported basis (11% on a constant currency basis) compared to the prior year. United States net sales in 2002 of surgical specialty products grew 12% compared to the prior year. International net sales in 2002 of surgical specialty products grew 12% on a reported basis (9% on a constant currency basis) compared to the prior year.

The company's hernia repair product offerings comprised 70% of 2003 consolidated net sales of surgical specialty products. The company's ventral hernia repair franchise, led by the Ventralex™ and Composix® Kugel® products was the primary contributor to this category's growth. Consolidated net sales in 2003 of hernia products grew 30% on a reported basis (27% on a constant currency basis) compared to the prior year. The company's hernia product offerings comprised 64% of 2002 consolidated net sales of surgical specialty products. Consolidated net sales in 2002 of hernia products grew 26% on a reported basis (25% on a constant currency basis) compared to the prior year. The company launched the Ventralex™ hernia patch, a product designed specifically for umbilical hernias in the fourth quarter of 2002.

Other Products - The other product group includes irrigation, wound drainage and certain other equipment manufacturers' ("OEM") products. Consolidated net sales in 2003 of other products were $65.7 million, approximately flat on a reported basis (1% on a constant currency basis) compared to the prior year. Consolidated net sales in 2002 of other products were $65.9 million, an increase of 9% on a reported basis (7% on a constant currency basis) compared to the prior year.

 Costs and Expenses

The following is a summary of major costs and expenses as a percentage of net sales for the years shown:
	2003	2002	2001
Cost of goods sold	42.5%	45.7%	46.6%
Marketing, selling and administrative	31.3%	29.6%	30.8%
Research and development expense	6.1%	4.8%	4.5%
Interest expense	0.9%	1.0%	1.2%
Other (income) expense, net	3.6%	2.3%	(.4)%
Total costs and expenses	84.4%	83.4%	82.7%

Cost of goods sold - The company's cost of goods sold as a percentage of net sales for the year ended December 31, 2003 was 42.5%, a reduction of 3.2% from the cost of goods sold as a percentage of net sales for the year ended December 31, 2002 of 45.7%. The primary reason for this lower cost of goods sold was manufacturing efficiencies driven by higher production volumes and continual manufacturing cost improvement projects. Primarily due to continuing manufacturing cost improvements, the company expects its cost of goods sold as a percentage of net sales to continue to decline in 2004. The company's cost of goods sold as a percentage of net sales for the year ended December 31, 2002 was 45.7%, a reduction of 0.9% from cost of goods sold as a percentage of net sales for the year ended December 31, 2001 of 46.6%. The primary reason for this lower cost of goods sold was manufacturing efficiencies driven by higher production volumes and continual manufacturing cost improvement projects.

Marketing, selling and administrative - The company's marketing, selling and administrative costs as a percentage of net sales for the year ended December 31, 2003 was 31.3%, an increase of 1.7% from the marketing, selling and administrative costs for the year ended December 31, 2002 of 29.6%. Executive severance for two Bard managers negatively impacted the change in marketing, selling and administrative costs as a percentage of net sales by 0.4%, ongoing consulting studies related to sales coverage and deployment negatively impacted the change in marketing, selling and administrative costs as a percentage of net sales by 0.4% and legal expenses related to intellectual property and other commercial matters negatively impacted the change in marketing, selling and administrative costs as a percentage of net sales by 0.8%. The company's marketing, selling and administrative costs as a percentage of net sales for the year ended December 31, 2002 was 29.6%, a reduction of 1.2% from the marketing, selling and administrative costs as a percentage of net sales for the year ended December 31, 2001 of 30.8%. Marketing, selling and administrative expense in 2001 included goodwill amortization of $13.2 million pretax. Goodwill amortization is not required for years beginning after December 15, 2001 in accordance with Financial Accounting Standards Board ("FASB") of Statements of Financial Accounting ("SFAS") No. 142, "Goodwill and Other Intangible Assets"("SFAS 142"). The elimination of goodwill amortization favorably impacted the improvement in marketing, selling and administrative costs as a percentage of net sales by 1.0% in 2002 as compared to 2001.

Research and development expense - Research and development expenses are comprised of expenses related to internal research and development activities, milestone payments for third-party research and development activities and acquired in-process research and development costs arising from the company's business development activities. The components of internal research and development expense include: salary and benefits, allocated overhead and occupancy costs, clinical trial and related clinical manufacturing costs, contract services and other costs. All research and development costs are expensed as incurred. In 2003, costs to acquire in-process research and development ("IPR&D") projects and technologies which have no alternate future use and which have not reached technological feasibility were recorded in research and development expense. Research and development expenditures in 2003 of $87.4 million represented a 41.7% increase over the prior year's expenditures of $61.7 million. The following table presents the breakdown of the company's research and development expense:
	2003	2002	2001
Internal research and development activities	$78.8	$56.8	$53.4
Third-party partner research and development milestones	7.6	4.9	---
Acquired in-process research and development	1.0	---	---
Total research and development expense	$87.4	$61.7	$53.4

Included in 2003 third-party research and development milestones was a $3.0 million payment associated with the company's urethral bulking agent project. The urethral bulking agent project relates to the development of a second generation urethral bulking agent for stress incontinence. In addition, 2003 third-party research and development milestones included $3.0 million associated with the company's PTA catheter development project. The PTA catheter development project relates to the development of several high-pressure PTA balloon catheters.

Research and development expenditures of $61.7 million for the year ended December 31, 2002 represented a 15.5% increase over the prior year's expenditures of $53.4 million. Included in 2002 research and development expenditures was a third-party partner research and development milestone payment of $3.5 million associated with the company's urethral bulking agent project and a third-party partner research and development milestone payment related to the company's implantable pump project.

Interest expense - Interest expense in 2003 of $12.5 million was essentially unchanged from 2002 interest expense of $12.6 million. Interest expense in 2002 of $12.6 million decreased 11.3% over the prior year's interest expense of $14.2 million, primarily as a result of lower debt balances.

Other (income) expense, net - The table below presents the components of other (income) expense, net for each of the three years ended December 31, 2003.

(dollars in thousands)	2003	2002	2001
Interest income	$(6,600)	$(6,500)	$(6,200)
Foreign exchange losses (gains)	1,000	(300)	1,100
Legal and patent settlements, net	54,500	(5,000)	(1,200)
Asset impairments	6,100	---	---
Divisional and manufacturing restructuring	(2,500)	33,700	---
Merger termination costs	(400)	6,200	---
Other, net	400	500	400
Total other (income) expense, net	$52,500	$28,600	$(5,900)

Legal and patent settlements, net - In May 2002, the company was served with a complaint in an action entitled Nelson N. Stone, M.D., et al. v. C. R. Bard, Inc., et al., filed in the United States District Court for the Southern District of New York. The action alleged that the company breached agreements with the plaintiffs by failing to use appropriate efforts to promote the growth of a business that the company purchased from the plaintiffs, thereby depriving the plaintiffs of additional consideration, failed to pay consideration due under the agreement, and induced the sale of the company by misrepresentation. On December 19, 2003, the jury returned a verdict in the plaintiffs' favor with respect to certain of the plaintiffs' claims and awarded the plaintiffs $58.0 million.  Accordingly, the company recorded a charge of $58.0 million ($35.5 million after tax; $0.67 diluted earnings per share). The company recorded this charge in other (income) expense, net and the corresponding liability in accrued expenses. The company believes that the verdict is not supported by the evidence and that the amount of the award is grossly excessive. The company has filed post-trial motions to set aside the verdict or reduce the amount of the award and for a new trial. The company expects these motions to be decided in the first half of 2004. If unsuccessful in these motions, the company will file an appeal.

In the fourth quarter of 2003, the company reached a legal settlement on an intellectual property matter and recorded a pretax gain of $3.5 million ($2.1 million after tax; $0.04 diluted earnings per share). The company received the cash payment associated with this gain in the fourth quarter of 2003.

In 2002, the company recorded a $5.0 million pretax gain ($3.0 million after tax; $0.06 diluted earnings per share) for the reversal of a legal accrual which had been established in 1998 in connection with a legal proceeding involving three former Bard employees. The matter was finally concluded by court order in the first quarter of 2002, and, accordingly, the accrual was reversed in that period.

Asset impairments - The majority of the $6.1 million fourth quarter 2003 charge for asset impairments ($3.6 million after tax; $0.07 diluted earnings per share) related to the company's pain management pump program. This program was administered internally with regard to marketing and sales and by a third-party partner for manufacture and future product development. For 2003, the company recorded $0.1 million in net sales related to pain management pump products. During the fourth quarter of 2003, the company reassessed the pain management pump program and determined that the program was not meeting the company's strategic objectives. Based upon this reassessment, the company informed its partner of the company's termination of the development arrangement. The asset impairment charge related primarily to the write-off of intangible and tangible assets associated with the pain management pump program. In addition to the pain management pump program impairment described above, the company recorded during the fourth quarter of 2003 an additional impairment charge for the assets of a minor product offering. This impairment was triggered by the rapidly declining sales and associated cash flows of this product.

Divisional and manufacturing restructuring - During the first and third quarters of 2002, based upon reviews of administrative, divisional and manufacturing operations, the company's management, with board approval, committed to certain initiatives to eliminate excess capacity, reduce redundant positions and improve product profitability. These initiatives included the exit from two manufacturing facilities in the United States, one manufacturing facility in Europe and two administrative offices in the United States by the end of 2003. A total of 617 manufacturing, manufacturing support and administrative positions were eliminated at these five locations and elsewhere. The manufacturing initiatives resulted in the consolidation of manufacturing operations into existing facilities in Mexico, Malaysia and the United States.

The company accounted for these initiatives in accordance with Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." In total, the company recorded pretax charges of $33.7 million ($20.7 million after tax; $0.39 diluted earnings per share) in other (income)/expense, net during 2002 ($9.1 million in the first quarter of 2002 and $24.6 million in the third quarter of 2002). These charges consisted of $19.8 million for termination benefits and $13.9 million for property, plant and equipment impairments, lease termination costs and idle facility costs.

The termination benefit charge of $19.8 million consisted of severance payments and benefit continuation payments for 617 positions. These payments were made through 2003. The company recorded a charge of $8.1 million for the impairment of property, plant and equipment. This charge was determined based on the impaired assets' net book value compared to their estimated fair market value, including estimated proceeds from disposal. The company recorded a charge of $2.3 million for the estimated present value of future non-cancelable lease payments. This charge was estimated based upon the contractual terms of the agreements. The company believes that due to current market conditions sublease revenues are unlikely. The company will attempt to sell the closed facilities and either redeploy or dispose of the associated assets. The company recorded a charge of $3.5 million for idle facility costs for committed operating expenses which will be incurred after the closed facilities cease production but prior to disposition. Through December 31, 2003, the company has eliminated 593 positions and closed all five facilities. The table below summarizes the 2002 restructuring charges and associated accruals for the two years ended December 31, 2003.
(dollars in thousands)	Beginning Balance	Cash Paid	Non-cash Charges	12/31/02 Accrual	Cash Paid	Adjust- ments	12/31/03 Accrual
Restructuring provisions
Termination benefits	$19,800	($8,200)	---	$11,600	($6,800)	($2,500)	$2,300
Property, plant and equipment impairment	8,100	---	(8,100)	---	---	---	---
Lease termination	2,300	---	---	2,300	(500)	(200)	1,600
Idle facility costs	3,500	---	(300)	3,200	(1,200)	(1,500)	500
Total restructuring provisions	$33,700	($8,200)	($8,400)	$17,100	($8,500)	($4,200)	$4,400

The 2003 accrual reduction of $4.2 million was offset by incremental expense related to the shortfall in the estimated proceeds for the closed manufacturing facilities of approximately $1.7 million. The net adjustment to 2002 divisional and manufacturing restructuring was a $2.5 million pretax gain ($1.6 million after tax; $0.03 diluted earnings per share) recorded in other (income) expense, net.

The pretax operating savings resulting from the company's restructuring activities are integral to the company's overall program of continual manufacturing improvement. Savings are primarily realized through reduced salary expense and greater productivity. In 2002, the company achieved incremental pretax operating savings of approximately $6.9 million from restructuring activities and the company's ongoing program of continual manufacturing improvement (approximately $3.7 million in cost of goods sold and approximately $3.2 million in selling, general and administrative expense). These 2002 savings were offset by approximately $1.0 million of pretax transition costs. In 2003, the company achieved overall incremental pretax operating savings of approximately $36.0 million from restructuring activities and the company's ongoing program of continual manufacturing improvement (approximately $33.2 million in cost of goods sold and approximately $2.8 million in selling, general and administrative expense). These 2003 savings were offset by approximately $5.2 million of pretax transition costs. In 2004, the company estimates incremental pretax operating savings of approximately $10.5 million from restructuring activities and the company's ongoing program of continual manufacturing improvement (approximately $10.5 million in cost of goods sold ). Incremental improvements in the company's operating cash flow have approximated the improvement in the company's pretax operating savings.

Merger termination costs - On May 29, 2001, Bard entered into an agreement that provided for the merger of Bard with a subsidiary of Tyco International Ltd. ("Tyco Merger Agreement"). On February 6, 2002, Bard and Tyco agreed to terminate this agreement. Each company agreed to bear its own costs and expenses. Neither company paid a break-up fee. In the first quarter of 2002, the company recorded a pretax charge of $6.2 million ($4.0 million after tax; $0.08 diluted earnings per share) associated with the termination of the Tyco Merger Agreement. In the fourth quarter of 2003, the company reversed the remaining accruals for termination costs and recorded a pretax gain of $0.4 million ($0.2 million after tax).

Taxes - The following is a reconciliation between the effective tax rates and the statutory rates:
	2003	2002	2001
U.S. federal statutory rate	35%	35%	35%
State income taxes, net of federal benefit	1%	2%	3%
Operations taxed at less than U.S. rate	(11%)	(11)%	(9)%
Other, net	---	1%	1%
Effective tax rate	25%	27%	30%

The 2% reduction in the company's effective tax rate between 2003 and 2002 is primarily attributable to the impact of the jury verdict in the action entitled Nelson N. Stone, M.D., et al. v. C. R. Bard, Inc., et al., discussed above. The 3.0% reduction in the company's effective tax rate between 2002 and 2001 is primarily attributable to the receipt during 2002 of a new tax grant at a lower rate for the company's Puerto Rico manufacturing operations and the elimination of goodwill amortization per SFAS 142. The company's goodwill amortization was primarily nontax-deductible. The lower Puerto Rico grant rate was retroactively applied to the period from July 1, 2001 to June 30, 2002 and, accordingly, a $3.5 million tax credit was recorded in the third quarter of 2002 related to this grant.

Net Income and Earnings Per Share

Bard reported 2003 consolidated net income of $168.5 million, an increase of 9% over 2002 consolidated net income of $155.0 million. Bard reported 2003 diluted earnings per share of $3.20, an increase of 9% over 2002 diluted earnings per share of $2.94.

Bard reported 2002 consolidated net income of $155.0 million, an increase of 8% over 2001 consolidated net income of $143.2 million. Bard reported 2002 diluted earnings per share of $2.94, an increase of 7% over 2001 diluted earnings per share of $2.75.

As described above under "Other (income) expense, net" certain events in 2003, 2002 and 2001 impact the comparability of the company's results of operations between periods.

Liquidity and Capital Resources

The company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Significant factors affecting the management of liquidity are: cash flows generated from operating activities, capital expenditures, investments in businesses and technologies, cash dividends and common stock repurchases. Cash provided from operations continues to be the company's primary source of funds. Should it be necessary, the company believes it could borrow adequate funds at competitive terms. The table below summarizes liquidity measures for Bard for the years ended December 31, 2003, 2002 and 2001.
(dollars in millions)	2003	2002	2001
Cash	$29.0	$23.1	$30.8
Cash equivalents	388.4	350.6	231.5
Short-term investments	4.6	9.5	8.7
Subtotal	$422.0	$383.2	$271.0
Working capital	$453.2	$441.1	$391.0
Current ratio	2.07/1	2.39/1	2.40/1
Net cash position	$253.9	$230.1	$113.8

Short-term investments that have original maturities of ninety days or less are considered cash equivalents. Working capital is defined as current assets less current liabilities. Current ratio is defined as the ratio of current assets to current liabilities. Net cash position is defined as cash, cash equivalents and short-term investments less total debt. Substantially all of the company's cash equivalents and short-term investments are held by wholly or majority-owned foreign subsidiaries and are invested in highly rated, liquid investments including time deposits and money funds. Should it be necessary, these investments could be repatriated back to the United States resulting in additional United States income taxes. The company believes that domestic cash needs can be satisfied with domestic operating cash flows and additional borrowings if required.

The following table provides cash flow data for the years ended December 31, 2003, 2002 and 2001.

(dollars in millions)	2003	2002	2001
Net cash provided by operating activities	$262.8	$261.3	$256.7
Net cash used in investing activities	($184.8)	($54.1)	($72.1)
Net cash used in financing activities	($55.1)	($103.7)	($33.8)

Operating activities - During 2003, the company generated $262.8 million cash flow from operations, $1.5 million more than the cash flow from operations reported in 2002. During 2002, the company generated $261.3 million cash flow from operations, $4.6 million more than the $256.7 million cash flow from operations reported in 2001. In 2003, net income of $168.5 million increased $13.5 million over net income reported in 2002. In 2002, net income of $155.0 million increased $11.8 million over net income reported in 2002. Adjustments to reconcile net income to net cash provided by operating activities were $94.3 million, $106.3 million and $113.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. Depreciation expense was approximately $29.9 million in 2003, $27.7 million in 2002 and $26.2 million in 2001. Amortization expense was approximately $14.8 million in 2003, $14.6 million in 2002 and $27.0 million in 2001. Included in 2001 amortization expense was $13.2 million of amortization expense on goodwill. The amortization of goodwill is no longer required per SFAS 142.

Investing activities - During 2003, the company used $184.8 million in cash for investing activities, $130.7 million more than investing activities reported in 2002. During 2002, the company used $54.1 million in cash for investing activities, $18.0 million less than the $72.1 million use of cash for investing activities reported in 2001. Capital expenditures amounted to $72.1 million, $41.0 million and $27.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. The increase in 2003 capital expenditures was principally for the ongoing implementation of the company's enterprise-wide software platform, the construction of a consolidated domestic distribution center and expansions at several manufacturing facilities. The company expects capital expenditures to be approximately $80.0 million in 2004 as additional investments will be made in information technology systems and manufacturing facilities. The company spent approximately $114.2 million in 2003, $13.1 million in 2002 and $44.7 million in 2001 for the acquisition of businesses, patents, trademarks, purchase rights and other related items to augment its existing product lines. These cash expenditures were financed primarily with cash from operations and short-term borrowings.

Financing activities - During 2003, the company used $55.1 million in cash for financing activities, $48.6 million less than financing activities reported in 2002. During 2002, the company used $103.7 million in cash for financing activities, $69.9 million more than the $33.8 million use of cash for financing activities reported in 2001. Cash flow related to financing activities included changes in borrowings, equity proceeds related to option exercises, purchases of company stock and dividend payments. Total debt was $168.1 million, $153.1 million and $157.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. The increase in total debt in 2003 was primarily the result of purchases of businesses and technologies and increased capital spending and was financed with commercial paper. Total debt to total capitalization was 13.8%, 14.8% and 16.6% for the years ended December 31, 2003, 2002 and 2001, respectively. On December 11, 2002, the company's Board of Directors approved the purchase of an additional 5,000,000 shares of the company's common stock. In 2003, the company spent approximately $59.4 million to purchase 886,700 shares under this new authorization and the completed 10,000,000 share authorization previously approved by the Board of Directors in July 1998. In 2002, 1,340,900 shares were purchased. In 2001, 401,500 shares were purchased. At December 31, 2003, a total of 4,625,800 shares remain under the company's share purchase authorization. The company paid cash dividends of $0.90 per share in 2003, $0.86 per share in 2002 and $0.84 per share in 2002. The 2003 payment marked the 32nd consecutive calendar year in which Bard has increased its annual dividend payout to shareholders.

The company maintains a commercial paper program and committed credit facilities that support the company's commercial paper program. The committed facilities may also be used for other corporate purposes. The company maintains a $200.0 million five-year committed credit facility that matures in May 2005 and a $100.0 million 364-day committed credit facility that matures in May 2004. Interest rates and facility fees on these credit arrangements are determined by a pricing grid based on the company's long-term credit ratings. These facilities do not require compensating balances. At December 31, 2003, outstanding commercial paper totaled $15.7 million. The maximum amount of commercial paper outstanding during 2003 was approximately $54.0 million with an average outstanding balance of $28.9 million and an effective interest rate of 1.12%. There were no commercial paper borrowings at either December 31, 2002 or December 31, 2001. Certain of the company's debt agreements contain customary representations, warranties and default provisions as well as restrictions that, among other things, require the maintenance of minimum net worth and operating cash flow levels and limit the amount of debt that the company may have outstanding. As of December 31, 2003, the company was in compliance with all such covenants.

The company has $150.0 million of unsecured notes outstanding at December 31, 2003. The notes mature in 2026 and pay a semi-annual coupon of 6.70%. The coupon interest closely approximates the effective annual cost of the notes. The 6.70% notes due 2026 may be redeemed at the option of the note holder on December 1, 2006, at a redemption price equal to the principal amount. Assuming these notes are held to maturity, the market value of the notes approximates $166.4 million at December 31, 2003.

At December 31, 2003, the company's long-term debt was rated "BBB+" by Standard and Poor's and "Baa2" by Moody's and the company's commercial paper ratings were "A-2" by Standard and Poor's and "P-2" by Moody's. This overall financial strength gives Bard sufficient financing flexibility.

Presented below is a summary of contractual obligations and other commercial commitments.
Contractual Obligations	Payments Due by Period
(dollars in millions)	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
Forward currency agreements	$20.3	$20.3	---	---	---
Total debt	168.1	16.6	$0.7	$0.8	$150.0
Capital lease obligations	0.1	0.1	---	---	---
Operating leases obligations	48.0	16.7	18.5	10.2	2.6
Acquisition and investment milestones	99.4	29.0	69.9	0.5	---
Unconditional purchase obligations	61.2	44.1	15.0	1.0	1.1
Other contractual obligations	19.7	16.9	2.1	0.6	0.1
Total contractual cash obligations	$416.8	$143.7	$106.2	$13.1	$153.8

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

Total debt - Total debt was $168.1 million at December 31, 2003, up $15.0 million from December 31, 2002. Total debt was $153.1 million at December 31, 2002, down $4.1 million from December 31, 2001. Total debt to total capitalization was 13.8% at December 31, 2003. Total debt to total capitalization was 14.8% at December 31, 2002.

Leases - The company is committed under noncancelable operating leases involving certain facilities and equipment.

Acquisition and investment milestones - The company enters into various acquisition and investment arrangements, including research and development arrangements, product and intellectual property acquisitions and business combinations. In connection with some of these activities the company agrees to make payments to third parties when milestones are achieved, such as the achievement of research and development targets, receipt of regulatory approvals or achievement of performance or operational targets. Such payments, when made, are allocated to specific intangible asset categories, assigned to excess of cost over net assets acquired or charged to research and development, depending on the nature of the arrangement. The most significant of these arrangements are described below and assume all milestones will be achieved and payments made.
	Payments Due by Period
(dollars in millions)	Total	Less than 1 Year	1-3 Years	4-5 Years
Urethral Bulking Agent Project	$53.5	---	$53.5	---
Vacora™ Vacuum Assisted Biopsy Device	20.5	$ 10.0	10.5	---
PTA Catheter Development Project	17.3	15.3	2.0	---
All other under $6 million	8.1	3.7	3.9	$0.5

Total	$99.4	$29.0	$69.9	$0.5

The Urethral Bulking Agent Project relates to the development of a second generation urethral bulking agent for stress incontinence by a third-party partner. The agreement provides the company with an option to enter an asset purchase and licensing agreement contingent upon the third-party partner achieving FDA approval for the bulking agent. The company anticipates that the $53.5 million will be recorded as an intangible asset. Due to the contingent nature of this milestone, management is unable to assess the likelihood of this milestone being achieved. The company has estimated the possible timing of the milestone and the related payment. During the second quarter of 2003, the company recorded $3.0 million as a research and development expense related to the achievement of a milestone for this project.

Vacora™ Vacuum Assisted Biopsy Device milestones related to the company's acquisition of the intellectual property assets related to this product in the third quarter of 2003. Included in the company's acquisition of these assets were two anniversary payments for $10.0 million and $10.5 million payable in 2004 and 2005, respectively. The company has recorded these anniversary payments as patents with corresponding liabilities in accrued expenses and other long-term liabilities.

The PTA Catheter Development Project relates to the development of several high-pressure, PTA balloon catheters. The milestones relate primarily to intangible assets. Due to the contingent nature of these milestones, management is unable to assess the likelihood of these milestones being achieved. The company has estimated the possible timing of these milestones and related payments.

Unconditional purchase obligations - The company's business creates a need to enter into commitments with suppliers. In accordance with accounting principles generally accepted in the United States, these unconditional purchase obligations are not reflected in the accompanying consolidated balance sheets. These inventory purchase commitments do not exceed the company's projected requirements over the related terms and are in the normal course of business.

Other contractual obligations - Other contractual obligations pertain primarily to project-related commitments.

Pension Obligations - The company's objective in funding its domestic tax-qualified plan is to accumulate funds sufficient to provide for all benefits and to satisfy the minimum contribution requirements of ERISA. Outside the United States, the company's objective is to fund the international retirement costs over time within the limits of minimum requirements and allowable tax deductions. The company's annual funding decisions also take into account each tax-qualified plan's return compared to the plan's corresponding expense and the extent to which each tax-qualified plan's accumulated benefit obligation exceeds its corresponding funded status. In 2003, the company made voluntary contributions in excess of the targets discussed above of $10.0 million to the company's U.S. tax-qualified plan and $7.7 million to the company's U.K. tax-qualified plans. In 2002, the company made voluntary contributions in excess of the targets discussed above of $38.0 million to the company's U.S. tax-qualified plan. The company will consider the factors identified above in determining its 2004 pension funding. The nonqualified noncontributory defined benefit pension plans include supplemental plans which are generally not funded.

Guarantees - In connection with the December 2003 Nelson N. Stone, M.D., et al. v. C.R. Bard, Inc., et al. jury verdict, in February 2004, the company posted a $64.4 million supersedeas bond as it pursues post-trial motions.  As required by the court, the bonded amount is 111% of the amount of the judgement. The company does not expect any potential payment related to this judgment to have a material adverse impact on the company's liquidity.

New Accounting Pronouncements - In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS 123. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 are effective for all financial statements for fiscal years ending after December 15, 2002. The company adopted the disclosure portion of this statement beginning in the fiscal quarter ended March 31, 2003. The application of the disclosure portion of this standard had no impact on the company's consolidated financial position or results of operations. On April 22, 2003, the FASB determined that stock-based compensation should be recognized as a cost in the financial statements and that such cost be measured according to the fair value of stock options. The FASB has not as yet determined the methodology for calculating fair value and plans to issue an exposure draft and final statement in 2004. The company will continue to monitor communications on this subject from the FASB in order to determine the impact on the company's consolidated financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities ("FIN 46R") which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights, and accordingly whether it should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The company is required to apply FIN 46R to variable interests in variable interest entities ("VIEs") for the first period ended after March 15, 2004. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair market value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interests of the VIE. The company is evaluating the impact of applying FIN 46R to existing arrangements and has not completed this analysis.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The company does not believe that the adoption of SFAS No. 150 will have a material impact on the company's consolidated financial statements.

Management's Use of Non-GAAP Measures - The company's management analyzes net sales on both a reported basis and a constant currency basis. Because changes in foreign currency exchange rates have a non-operating impact on net sales, the company's management believes that evaluating growth in net sales on a constant currency basis provides an additional and meaningful assessment of net sales. Constant currency growth rates are calculated by translating the prior year's local currency sales by the current period's exchange rate. Constant currency growth rates are not indicative of changes in corresponding cash flows. The calculation of growth rates on a constant currency basis is a non-GAAP measure and should not be viewed in isolation or as an alternative to sales growth calculated on a reported or GAAP basis.

Critical Accounting Policies - The preparation of financial statements requires the company's management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The SEC recently issued guidance for "critical accounting policies". The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. The following is not intended to be a comprehensive list of all of the company's accounting policies. The company's significant accounting policies are more fully described in the company's notes to consolidated financial statements. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The critical accounting policies described below are areas in which management's judgment in selecting an available alternative might produce a materially different result.

Revenue recognition - The company recognizes product revenue, net of discounts and rebates, when persuasive evidence of a sales arrangement exists, title and risk of loss has transferred, the buyer's price is fixed or determinable, contractual obligations have been satisfied and collectibility is reasonably assured. Unless agreed otherwise, the company's terms with domestic distributors provide that title and risk of loss passes F.O.B. origin. Certain sales to domestic and European distributors are F.O.B. destination. For arrangements where the company's terms state F.O.B. destination, the company records sales on this basis. In the case of consignment inventories, revenues and associated costs are recognized upon the notification of usage by the customer.

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

Restructuring cost estimates - As a result of business acquisitions or dispositions or as a result of organizational realignment or rationalization, the company may develop formal plans to exit certain activities, involuntarily terminate employees, terminate leases, writedown assets or close duplicative facilities. Currently, these costs and expenses are estimated in accordance with Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" ("EITF 94-3") and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges". As additional information becomes available in future periods, the company may revise the estimated restructuring accrual based on the updated information. The company does not anticipate that material revisions will be necessary however, if such revisions in estimates are necessary the change could have a material impact on the company's results of operations in the period of the change. In July 2002, the FASB issued SFAS 146. FAS 146 reconsiders all of the guidance contained in EITF 94-3. This pronouncement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 is effective for the company as of January 1, 2003. SFAS 146 will not impact the accounting for any restructuring plan approved or announced to date; however, the pronouncement will impact the accounting for any future exit or disposal activities approved on or after January 1, 2003.

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

Tax estimates - The company operates in multiple taxing jurisdictions, both within the U.S and outside the U.S. The company faces audits from these various tax authorities regarding the amount of taxes due. Such audits can involve complex issues and may require an extended period of time to resolve. The company's United States federal tax filings have been examined by the Internal Revenue Service ("IRS") for calendar years ending prior to 1996. All differences arising from those audits have been resolved and settled. The company is currently under examination by the IRS for the 1996 through 1999 calendar years. In addition, Inland Revenue in the U.K. is conducting an audit for the 1996 through 2001 tax years.

Management believes that the company has filed tax returns with positions that may be challenged by the tax authorities. These positions relate to, among others, the allocation and/or recognition of income on intercompany transactions, the timing and amount of deductions and the tax treatment related to acquisitions and divestitures. Although the outcome of tax audits is uncertain, in management's opinion, adequate provisions for income taxes have been made for potential liabilities resulting from such matters. Management believes that the ultimate outcome of these matters will not have a material impact on the company's financial condition or liquidity but may be material to the income tax provision and net income in a reporting period.

Allowance for Doubtful Accounts, Customer Rebates and Inventory Writedowns - Management makes estimates of the uncollectibility of the company's accounts receivable, amounts that are rebated to specific customers in accordance with contractual requirements and inventory adjustments to reflect inventory valuation at the lower of cost or market. In estimating the reserves necessary for the allowance for doubtful accounts, management considers historical bad debt trends, customer concentrations, customer creditworthiness and current economic trends. The company establishes an allowance for doubtful accounts for estimated amounts that are uncollectible from customers. In estimating the allowance for customer rebates, management considers the lag time between the point of sale and the payment of the customer's rebate claim, customer specific trend analysis and contractual commitments including the stated rebate rate. The company establishes an allowance for customer rebates and reduces sales for such rebate amounts. In estimating the allowance for inventory writedowns, management considers product obsolescence, quantity on hand, future demand for the product and other market-related conditions. The company records an allowance for inventory writedowns when such conditions cause the inventory market value to be below carrying value. The company records such adjustments to cost of sales in the period the condition exists.

It is possible that the underlying factors discussed above for the allowance for doubtful accounts, customer rebates and inventory writedowns could change. Depending on the extent and nature of the change to the underlying factors, the impact to the company's financial position and results of operations could be material in the period of change.

Valuation of IPR&D, Goodwill and Intangible Assets - When the company acquires another company, the purchase price is allocated, as applicable, between in-process research and development ("IPR&D"), other identifiable intangible assets, tangible assets, and goodwill as required by generally accepted accounting principles in the United States. IPR&D is defined as the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use. Determining the portion of the purchase price allocated to IPR&D and other intangible assets requires the company to make significant estimates. The amount of the purchase price allocated to IPR&D and other intangible assets is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods. For IPR&D, these methodologies include consideration of the risk of the project not achieving commercial feasibility.

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets, including IPR&D, of the acquired businesses. Goodwill is tested for impairment annually, or more frequently if changes in circumstance or the occurrence of events suggest an impairment exists. The test for impairment requires the company to make several estimates about fair value, most of which are based on projected future cash flows. The company estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on the company's consolidated balance sheets and the judgment required in determining fair value amounts, including projected future cash flows.

Intangible assets consist primarily of patents, distribution agreements and other intellectual property, which are amortized using the straight-line method over their estimated useful lives, ranging from 8 to 19 years. The company reviews these intangible assets for impairment annually or as changes in circumstances or the occurrence of event suggest the remaining value is not recoverable.

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

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained herein or in other company documents and certain statements that may be made by management of the company orally may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies, such as legal proceedings and financial results. Because actual results are affected by risks and uncertainties, the company cautions investors that actual results may differ materially from those expressed or implied. It is not possible to predict or identify all such risks and uncertainties, but factors that could cause the actual results to differ materially from expected and historical results include, but are not limited to: health care industry consolidation resulting in customer demands for price concessions and contracts that are more complex and have longer terms; competitive factors, including competitors' attempts to gain market share through aggressive marketing programs, the development of new products or technologies by competitors and technological obsolescence; reduction in medical procedures performed in a cost-conscious environment; the lengthy approval time by the FDA or other government authorities to clear medical devices for commercial release; unanticipated product failures; legislative or administrative reforms to the United States Medicare and Medicaid systems or other United States or international reimbursement systems in a manner that would significantly reduce reimbursements for procedures using the company's medical devices; delays or denials of, or grants of low levels of reimbursement for procedures using newly developed devices; the acquisition of key patents by competitors that would have the effect of excluding the company from new market segments; the uncertainty of whether increased research and development expenditures will result in increased sales; unpredictability of existing and future litigation including but not limited to environmental litigation, litigation regarding product liability such as claims of alleged personal injuries as a result of exposure to natural rubber latex gloves distributed by the company as well as other product liability matters, and intellectual property matters and disputes on agreements which arise in the ordinary course of business; government actions or investigations affecting the industry in general or the company in particular; future difficulties obtaining product liability insurance on reasonable terms; efficacy or safety concerns with respect to marketed products, whether scientifically justified or not, that may lead to product recalls, withdrawals or declining sales; uncertainty related to tax appeals and litigation; future difficulties obtaining necessary components used in the company's products and/or price increases from the company's suppliers of critical components; economic factors that the company has no control over, including changes in inflation, foreign currency exchange rates and interest rates; other factors that the company has no control over, including earthquakes, floods, fires and explosions; risks associated with maintaining and expanding international operations; and the risk that the company may not achieve manufacturing or administrative efficiencies as a result of the company's restructuring, the integration of acquired businesses or divestitures. The company assumes no obligation to update forward-looking statements as circumstances change. You are advised, however, to consult any further disclosures the company makes on related subjects in the company's 10-K, 10-Q and 8-K reports.

Item 7a. Quantitative and Qualitative Disclosure About Market Risk

Bard operates on a global basis and therefore is subject to the exposures that arise from foreign exchange rate fluctuations. The company manages these exposures using operational and economic hedges as well as derivative financial instruments. The company's foreign currency exposures may change over time as changes occur in the company's international operations. The company's objective in managing its exposures to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with assets, liabilities, net investments and probable commitments denominated in foreign currencies. In order to reduce the risk of foreign currency exchange rate fluctuations, the company will from time to time enter into derivative financial instruments to hedge a portion of its expected foreign currency denominated cash flow from operations. The instruments that the company uses for hedging are forward contracts and options with financial institutions. The company expects that the changes in fair market value of such contracts will have a high correlation to the price changes in the related hedged cash flow. The principal currencies the company hedges are the Euro, the Mexican Peso and the Japanese Yen. Any gains and losses on these hedge contracts are expected to offset changes in the value of the related exposure. Bard's risk management policy prohibits entering into financial instruments for speculative purposes. The company enters into foreign currency transactions only to the extent that foreign currency exposure exists.

In December 1996, the company issued $150.0 million of 6.70% notes due 2026. These notes may be redeemed at the option of the note holders on December 1, 2006, at a redemption price equal to the principal amount. Assuming these notes are held to maturity, the market value of the notes approximates $166.4 million at December 31, 2003.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Page
II-22	Independent Auditors' Report.
II-23	Information Regarding Predecessor Independent Public Accountants' Report
II-24	Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001.
II-25	Consolidated Statements of Shareholders' Investment for the years ended December 31, 2003, 2002 and 2001.
II-26	Consolidated Balance Sheets at December 31, 2003 and 2002
II-28	Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.
II-30	Notes to Consolidated Financial Statements.
IV-1	Schedule II. Valuation and Qualifying Accounts for each of the three years ended December 31, 2003

Independent Auditors' Report

To the Shareholders and Board of Directors of C. R. Bard, Inc.:

We have audited the accompanying consolidated balance sheets of C. R. Bard, Inc. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of income, shareholders' investment, and cash flows for the years then ended, as listed in the accompanying index. In connection with our audits of the 2003 and 2002 consolidated financial statements, we also have audited the 2003 and 2002 consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits. The 2001 consolidated financial statements of C. R. Bard, Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements, before the revision described in Note 4 to the consolidated financial statements, in their report dated January 29, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of C. R. Bard, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related 2003 and 2002 consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, the company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002.

As discussed above, the 2001 consolidated financial statements of C. R. Bard, Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. As described in Note 4, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the company as of January 1, 2002. In our opinion, the disclosures for 2001 in Note 4 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of C. R. Bard, Inc. and subsidiaries other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/ KPMG LLP

Short Hills, New Jersey

February 18, 2004

INFORMATION REGARDING PREDECESSOR INDEPENDENT PUBLIC ACCOUNTANTS' REPORT

THE FOLLOWING REPORT IS A COPY OF A PREVIOUSLY ISSUED REPORT BY ARTHUR ANDERSEN LLP ("ANDERSEN"). THE REPORT HAS NOT BEEN REISSUED BY ANDERSEN NOR HAS ANDERSEN CONSENTED TO ITS INCLUSION IN THIS ANNUAL REPORT ON FORM 10-K. THE ANDERSEN REPORT REFERS TO THE CONSOLIDATED STATEMENTS OF INCOME, SHAREHOLDERS' INVESTMENT AND CASH FLOWS AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2001, WHICH ARE INCLUDED IN THE ACCOMPANYING FINANCIAL STATEMENTS.

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

ARTHUR ANDERSEN LLP

Roseland, New Jersey

January 29, 2002

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars and shares in thousands except per share amounts)

	For the Years Ended December 31,

	2003	2002	2001
Net sales	$1,433,100	$1,273,800	$1,181,300
Costs and expenses:
Cost of goods sold	609,400	582,700	550,500
Marketing, selling and administrative expense	448,100	377,200	364,200
Research and development expense	87,400	61,700	53,400
Interest expense	12,500	12,600	14,200
Other (income) expense, net	52,500	28,600	(5,900)
Total costs and expenses	1,209,900	1,062,800	976,400
Income before tax provision	223,200	211,000	204,900
Income tax provision	54,700	56,000	61,700
Net income	$168,500	$155,000	$143,200
Basic earnings per share	$3.26	$2.98	$2.80
Diluted earnings per share	$3.20	$2.94	$2.75

Weighted average common shares outstanding - basic	51,700	52,000	51,200
Weighted average common shares outstanding - diluted	52,600	52,800	52,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

(dollars in thousands except share and per share amounts)

			Capital		Accum.
			In Excess		Other	Unearned
	Common	Stock	Of Par	Retained	Comp.	Compen-
	Shares	Amount	Value	Earnings	Inc/(Loss)	sation	Total
December 31, 2000	50,908,614	$12,700	$177,300	$519,400	$(80,200)	$(15,300)	$613,900
Net income				143,200			143,200
Translation adjustments					3,800		3,800
Comprehensive income							147,000
Cash dividends ($.84 per share)				(43,100)			(43,100)
Treasury stock retired	(401,500)	(100)		(17,400)			(17,500)
Employee stock plans	1,876,604	500	84,400			3,500	88,400
December 31, 2001	52,383,718	13,100	261,700	602,100	(76,400)	(11,800)	788,700
Net income				155,000			155,000
Translation adjustments					25,400		25,400
Minimum pension liability adjustment, net of $1,400 of tax					(3,200)		(3,200)
Deferred hedging loss, net of $100 of tax					(300)		(300)
Comprehensive income							176,900
Cash dividends ($.86 per share)				(45,000)			(45,000)
Treasury stock retired	(1,340,900)	(300)		(71,400)			(71,700)
Employee stock plans	560,018	100	24,600			6,800	31,500
December 31, 2002	51,602,836	12,900	286,300	640,700	(54,500)	(5,000)	880,400
Net income				168,500			168,500
Translation adjustments					51,700		51,700
Minimum pension liability adjustment, net of $1,400 of tax					3,200		3,200
Other, net of $100 of tax					(300)		(300)
Comprehensive income							223,100
Cash dividends ($.90 per share)				(46,800)			(46,800)
Treasury stock retired	(886,700)	(200)		(59,200)			(59,400)
Employee stock plans	1,038,735	200	52,400			(4,200)	48,400
December 31, 2003	51,754,871	$12,900	$338,700	$703,200	$100	$(9,200)	$1,045,700

The accompanying notes to consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands except share and par amounts)
	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$417,400	$373,700
Short-term investments	4,600	9,500
Accounts receivable, less allowances of $21,700 and $19,100, respectively	224,100	183,400
Inventories	156,500	147,100
Short-term deferred tax assets	58,900	34,400
Other current assets	13,600	9,900
Total current assets	875,100	758,000
Property, plant and equipment, at cost
Land	12,200	9,500
Buildings and improvements	132,300	110,700
Machinery and equipment	235,500	187,000
	380,000	307,200
Less - accumulated depreciation and amortization	157,300	139,200
Net property, plant and equipment	222,700	168,000
Intangible assets, net of amortization	137,800	65,200
Goodwill	354,000	316,100
Long-term deferred tax assets	12,400	27,400
Other assets	90,000	82,000
	$1,692,000	$1,416,700

The accompanying notes to consolidated financial statements are an integral part of these statements

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(dollars in thousands except share and par amounts)

	December 31,
	2003	2002
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$16,600	$900
Accounts payable	56,100	46,900
Accrued compensation and benefits	78,200	74,400
Accrued expenses	176,600	106,300
Federal and foreign income taxes	94,400	88,400
Total current liabilities	421,900	316,900
Long-term debt	151,500	152,200
Other long-term liabilities	72,900	67,200
Commitments and contingencies (Note 7)	---	---
Shareholders' investment:
Preferred stock, $1 par value, authorized 5,000,000 shares; none issued	---	---
Common stock, $.25 par value, authorized 300,000,000 shares; issued and outstanding 51,754,871 shares in 2003 and 51,602,836 shares in 2002	12,900	12,900
Capital in excess of par value	338,700	286,300
Retained earnings	703,200	640,700
Accumulated other comprehensive income (loss)	100	(54,500)
Unearned compensation	(9,200)	(5,000)
Total shareholders' investment	1,045,700	880,400
	$1,692,000	$1,416,700

The accompanying notes to consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)	For the Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities
Net income	$168,500	$155,000	$143,200
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	44,700	42,300	53,200
Deferred income taxes	(12,300)	(500)	3,000
Expenses under stock plans	10,500	9,900	5,700
Pension expense	11,900	11,200	8,600
Provision for 2003 legal verdict	58,000	---	---
Provision for 2002 restructuring	(2,500)	33,700	---
Other noncash items	5,200	2,900	300
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(27,100)	(2,200)	21,300
Inventories	(2,700)	39,100	11,300
Other operating assets	6,100	(3,100)	(1,800)
Current liabilities, excluding debt and including tax benefits from employee stock option exercises of $5,400, $4,000 and $8,600 in 2003, 2002 and 2001, respectively	23,300	14,700	15,000
Pension contributions	(21,900)	(39,000)	(2,600)
Other long-term liabilities	1,100	(2,700)	(500)
Net cash provided by operating activities	262,800	261,300	256,700
Cash flows from investing activities:
Capital expenditures	(72,100)	(41,000)	(27,400)
Net proceeds from sales of fixed assets	1,500	---	---
Payments made for purchases of businesses	(70,500)	(4,000)	(31,600)
Patents, trademarks and other	(43,700)	(9,100)	(13,100)
Net cash (used in) investing activities	(184,800)	(54,100)	(72,100)
The accompanying notes to consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(dollars in thousands)	For the Years Ended December 31,
	2003	2002	2001
Cash flows from financing activities:
Common stock issued for options and benefit plans	36,500	17,000	74,700
Purchase of common stock	(59,400)	(71,700)	(17,500)
Payments of long-term borrowings	(800)	(4,000)	(47,900)
Proceeds from short-term borrowings, net	15,400	---	---
Dividends paid	(46,800)	(45,000)	(43,100)
Net cash (used in) financing activities	(55,100)	(103,700)	(33,800)
Effect of exchange rate changes on cash	20,800	7,900	(2,600)
Cash and cash equivalents:
Net increase during the year	43,700	111,400	148,200
Balance at January 1	373,700	262,300	114,100
Balance at December 31	$417,400	$373,700	$262,300

(dollars in thousands)	For the Years Ended December 31,
	2003	2002	2001
Supplemental disclosures of cash flow information
Cash paid for interest	$10,500	$10,600	$12,200
Cash paid for income taxes	$58,200	$39,100	$47,100

Noncash transactions
Acquisition costs for intellectual property purchase	$20,500	$11,000	---

 The accompanying notes to consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

Nature of Operations - C. R. Bard, Inc. (the "company" or "Bard") is engaged in the design, manufacture, packaging, distribution and sales of medical, surgical, diagnostic and patient care devices. The company markets its products worldwide to hospitals, individual health care professionals, extended care facilities and alternate site facilities. Bard holds strong market positions in vascular, urology, oncology and surgical specialty products.

Consolidation - The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The accounts of most foreign subsidiaries are consolidated as of November 30. No events occurred related to these foreign subsidiaries during the month of December 2003, 2002 or 2001 that materially affected the financial position or results of operations of the company. The company has no unconsolidated subsidiaries and no special purpose entities.

Related Parties - The company has a 50% ownership in Medicon, Inc. ("Medicon"), a Japanese joint venture with Kobayashi Pharmaceutical Co., Ltd. The joint venture was formed in 1972 to distribute Bard's products in Japan. Bard accounts for the joint venture under the equity method of accounting. All transactions with Medicon are denominated in United States dollars. There were no leasing transactions or indebtedness between Medicon and Bard. Bard recorded sales to Medicon of $69.4 million, $59.6 million and $55.9 million for the years ended 2003, 2002 and 2001, respectively. Bard adjusts for intercompany profits on Medicon purchases until Medicon sells Bard's products to a third party. Bard recorded Medicon equity income of $2.2 million, $1.4 million and $3.0 million for the years ended 2003, 2002 and 2001, respectively. Bard's investment in Medicon was $15.1 million and $13.7 million at December 31, 2003 and 2002, respectively. Included in accounts receivable are trade receivables due from Medicon for purchases of Bard products of $17.0 million and $15.8 million at December 31, 2003 and 2002, respectively.

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

Foreign Currency - Financial statements of foreign subsidiaries are translated into United States dollars at current year-end rates, except that the revenues, costs and expenses are translated at average monthly rates during each monthly period. Net exchange gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany transactions of a long-term investment nature are accumulated and credited or charged directly to a separate component of shareholders' investment. Any foreign currency gains or losses related to transactions are charged to other (income) expense, net. See Note 11 Other (Income) Expense, Net of the notes to consolidated financial statements.

Revenue Recognition - Bard markets its products worldwide to hospitals, individual health care professionals, extended care facilities and alternate site facilities. The company sells directly to these end-users as well as to independent distributors. Distributor sales accounted for approximately 35% of the company's net sales in 2003.

The company's net sales represent gross sales invoiced to both end-users and independent distributors, less certain related charges, including discounts, returns, rebates and other allowances. The company recognizes product revenue when persuasive evidence of a sales arrangement exists, title and risk of loss has transferred, the selling price is fixed or determinable, contractual obligations have been satisfied and collectibility is reasonably assured. Unless agreed otherwise, the company's terms with domestic distributors provide that title and risk of loss passes F.O.B. origin. Certain sales to domestic and European distributors are F.O.B. destination. For arrangements where the company's terms state F.O.B. destination, the company records sales on this basis.

In certain circumstances, end-users may require the company to maintain consignment inventory at the end-user's location. In the case of consignment inventories, revenues and associated costs are recognized upon the notification of usage by the customer.

Charges for discounts, returns, rebates and other allowances are recognized as a deduction from revenue on an accrual basis in the period in which the revenue is recorded. The accrual for product returns, discounts and other allowances is based on the company's history. The company allows customers to return defective or damaged products. Historically, product returns have not been material. The company grants sales rebates to independent distributors based upon the distributor's reporting of end-user sales and pricing. Sales rebates are accrued by the company in the period in which the sale is recorded. The company's rebate accrual is based on its history of actual rebates paid. In estimating rebate accruals, the company considers the lag time between the point of sale and the payment of the distributor's rebate claim, distributor-specific trend analysis and contractual commitments including stated rebate rates. The company's reserves for rebates are reviewed at each reporting period and adjusted to reflect data available at that time. The company adjusts reserves to reflect any differences between estimated and actual amounts. Such adjustments impact the amount of net product sales revenue recognized by the company in the period of adjustment.

Shipping and Handling Costs - Shipping and handling costs are included in cost of sales.

Advertising costs - Costs related to advertising are expensed as incurred. Advertising expense was $3.1 million, $3.1 million and $3.7 million in 2003, 2002 and 2001, respectively, and is included in selling, general and administrative ("SG&A") expense in the company's consolidated statements of income.

Research and Development - Research and development expenses are comprised of expenses related to internal research and development activities, milestone payments for third-party research and development activities and acquired in-process research and development costs arising from the company's business development activities. The components of internal research and development expense include: salary and benefits, allocated overhead and occupancy costs, clinical trial and related clinical manufacturing costs, contract services and other costs. All research and development costs are expensed as incurred. In 2003, costs to acquire in-process research and development ("IPR&D") projects and technologies which have no alternate future use and which have not reached technological feasibility were recorded in research and development expense.

Stock-Based Compensation - The company maintains various stock-based employee and director compensation plans, which are described more fully in Note 9 Shareholders' Investment of the notes to consolidated financial statements ("Note 9"). The company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Compensation costs that have been charged against income related to certain of the company's plans are disclosed in Note 9 and would not be materially different under SFAS No. 123 "Accounting for Stock-Based Compensation," to stock-based employee compensation ("SFAS 123"). No stock-based employee compensation cost is reflected in net income for employee option grants, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Additionally, in accordance with APB 25 and related interpretations, the company recognizes no compensation expense for the discount associated with the 1998 Employee Stock Purchase Plan of C. R. Bard, Inc. ("ESPP"). The following table illustrates the effect on net income and earnings per share if the company had applied the fair market value recognition provisions of SFAS 123.

(dollars in thousands except per share amounts)	2003	2002	2001
Net income as reported	$168,500	$155,000	$143,200
Pro forma after-tax impact of options at fair value	16,500	11,500	9,600
Pro forma after-tax impact of ESPP discount	700	300	200
Pro forma net income adjusted	$151,300	$143,200	$133,400
Basic earnings per share as reported	$3.26	$2.98	$2.80
Diluted earnings per share as reported	$3.20	$2.94	$2.75
Pro forma basic earnings per share	$2.93	$2.75	$2.61
Pro forma diluted earnings per share	$2.88	$2.71	$2.57

The fair market value of stock options is estimated on the date of grant using the Black-Scholes option-pricing model. The following table outlines the assumptions used in the Black-Scholes model.
	2003	2002	2001
Dividend yield	1.2%	1.6%	1.6%
Risk-free interest rate	3.40%	2.52%	4.33%
Expected option life in years	5.2	4.5	4.6
Expected volatility	31%	33%	33%

The per share fair market value of stock options granted for the years ended December 31, 2003, 2002 and 2001 was $20.57, $14.15 and $13.24, respectively. The pro forma after-tax adjustment for options assumes vesting periods between two to four years. The fair market value of the ESPP discount is based upon the difference between the market price at the time of purchase and the participant's purchase price. The ESPP pro forma adjustment assumes immediate expense recognition at purchase. All pro forma adjustments have been tax-affected at 35%. No other pro forma adjustments are required since the company records compensation expense for all other stock awards. See Note 9 Shareholders' Investment.

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
(dollars and shares in thousands except per share amounts)	2003	2002	2001
Net income	$168,500	$155,000	$143,200
Weighted average common shares outstanding	51,700	52,000	51,200
Incremental common shares issuable: stock options and awards	900	800	800
Weighted average common shares outstanding assuming dilution	52,600	52,800	52,000
Basic earnings per share	$3.26	$2.98	$2.80
Diluted earnings per share	$3.20	$2.94	$2.75

Common stock equivalents from stock options and stock awards of approximately 1,300,000 shares, 8,200 shares and 2,300 shares at December 31, 2003, 2002 and 2001, respectively, were not included in the diluted earnings per share calculation since their effect is antidilutive.

Accounts receivable - In addition to trade receivables, accounts receivable includes $2.3 million and $2.0 million of nontrade receivables due within one year at December 31, 2003 and 2002, respectively.

Inventories - Inventories are stated at the lower of cost or market. Cost components include material, labor and manufacturing overhead. For most domestic divisions, cost is determined using the last-in-first-out ("LIFO") method. Approximately 80% of the companies' inventory costs are determined using LIFO. For all other inventories cost is determined using the first-in-first-out ("FIFO") method. Due to changing technologies and cost containment the difference between the valuation under the LIFO method and the FIFO method is not significant. The following is a summary of inventories at December 31:
(dollars and shares in thousands except per share amounts)	2003	2002
Finished goods	$84,000	$73,200
Work in process	28,500	29,800
Raw materials	44,000	44,100
Total	$156,500	$147,100

Consigned inventory at customer locations was $11.2 million and $8.8 million at December 31, 2003 and 2002, respectively.

Property, Plant and Equipment - Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. Depreciation is computed over the estimated useful lives of depreciable assets using the straight-line method. Useful lives for property and equipment are as follows:
Buildings and improvements	5 to 50 years
Machinery and equipment	1 to 10 years

Depreciation expense was approximately $29.9 million in 2003, $27.7 million in 2002 and $26.2 million in 2001.

Software Capitalization - Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line method over an estimated useful life of five to seven years. Capitalized software costs are included in machinery and equipment. In accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the company capitalizes certain costs associated with internal-use software such as the payroll costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internal-use software to be used internally are expensed until the point at which the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires judgment in determining when a project has reached the development stage and the period over which the company expects to benefit from the use of that software. The company capitalized $19.9 million, $6.2 million and $5.1 million of internal-use software for the years ended December 31, 2003, 2002 and 2001, respectively.

Impairment of Long-Lived Assets - The company reviews long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The company evaluates the recoverability of assets to be held and used by comparing the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair market value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair market value less costs to sell, and are no longer depreciated.

Goodwill and Acquired Intangible Assets - In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 was effective for the company as of January 1, 2002. SFAS 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives are no longer to be amortized but rather are to be tested for impairment annually or more frequently if impairment indicators arise. None of the company's intangible assets have an indefinite life. Intangible assets with finite lives continue to be amortized on a straight-line basis over their useful lives. Goodwill and intangible assets have been recorded at either incurred or allocated cost. Allocated costs were based on respective fair market values at the date of acquisition.

As a result of adopting SFAS 142, the company identified four reporting units. Each of these reporting units is one level below the company's single reporting segment and meets the following criteria:

- It is a business for which discrete financial information is available.

- Management regularly reviews the operating results.

- It has economic characteristics that are different from the economic characteristics of other components of the operating segment.

The company has generally assigned goodwill recorded in connection with an acquisition to its four reporting units based on the reporting unit which sponsored the acquisition. Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair market value. See Note 11 Other (Income) Expense, Net of the notes to consolidated financial statements. In 2001, prior to the adoption of SFAS 142, the company amortized goodwill using the straight line method over periods of 15-40 years, as appropriate.

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

	Balance	Charges to		Balance
	Beginning	Costs and		End
(dollars in thousands)	of Year	Expenses	Deductions	of Year
Year Ended December 31, 2003	$1,900	1,500	(1,500)	$1,900
Year Ended December 31, 2002	$1,600	1,900	(1,600)	$1,900

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

Income Taxes - All income tax amounts reflect the use of the liability method. Under this method, deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. In certain situations, a taxing authority may challenge positions that the company has adopted in its income tax filings. Accordingly, the company may apply different tax treatment for these selected transactions in filing its tax return than for income tax financial reporting purposes. The company regularly assesses its tax position for such transactions and includes reserves for those differences in position. The reserves are utilized or reversed once the statute of limitations has expired or the matter is otherwise resolved.

Concentration Risks - Financial instruments, which potentially subject the company to significant concentrations of credit risk, consist principally of cash investments and trade accounts receivable. The company maintains cash and cash equivalents, investments, and certain other financial instruments with various major financial institutions. The company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any one institution. Concentrations of risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. However, a significant amount of trade receivables are with national health care systems in several countries. Although the company does not currently foresee a credit risk associated with these receivables, repayment is dependent upon the financial stability of those countries' national economies. Sales to distributors, which supply the company's products to many end users, accounted for approximately 35% of the company's net sales in 2003, and the five largest distributors, including the company's Medicon joint venture, combined accounted for approximately 71% of such sales.

Financial Instruments - The fair market value of cash and cash equivalents, receivables and short-term debt approximate their carrying value due to their short-term maturities. Short-term investments that have original maturities of ninety days or less are considered cash equivalents and amounted to $388.4 million and $350.6 million as of December 31, 2003 and 2002, respectively. Short-term investments which are not cash equivalents are stated at cost, which approximates their market value.

Investments in equity securities that have readily determinable fair market values are classified and accounted for as available-for-sale in "Other current assets". Available-for-sale securities are recorded at fair market value, with the change in fair market value recorded, net of taxes, as a component of accumulated other comprehensive income. The fair market value of available-for-sale securities was approximately $1.9 million and $0.7 million at December 31, 2003 and 2002, respectively. At December 31, 2003, the company owned approximately 1.4 million restricted shares of Endologix, Inc (approximately 5% ownership). At December 31, 2003, the company owned approximately 1.2 million shares and warrants for the purchase of approximately 100,000 shares of Implex Corp. (approximately 6% ownership). On November 24, 2003, Zimmer Holdings, Inc. announced an agreement to acquire Implex Corp. The proposed transaction is currently under regulatory review.

See Note 5 Short Term Borrowings and Long Term Debt of the notes to consolidated financial statements for a discussion of the company's long-term debt.

Derivative Instruments - Bard's objective in managing its exposures to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with assets, liabilities and anticipated commitments denominated in foreign currencies. The company does not utilize derivative instruments for trading or speculation purposes. No derivative instruments extend beyond November 2004. The company has formally documented the relationships between hedging instruments and hedged items, as well as its risk management objectives. All derivative instruments are recognized on the balance sheet at fair market value. Hedge accounting is followed for derivatives that have been designated and qualify as fair market value and cash flow hedges. For derivatives that have been designated and qualify as fair market value hedges, the changes in the fair market value of highly effective derivatives, along with changes in the fair market value of the hedged assets that are attributable to the hedged risks, are recorded in current period earnings. For derivatives that have been designated and qualify as cash flow hedges, changes in the fair market value of the effective portion of the derivatives' gains or losses are reported in other comprehensive income. The company believes that all derivative instruments utilized are highly effective hedging instruments because they are denominated in the same currency as the hedged item and because the maturities of the derivative instruments match the timing of the hedged items. It is the company's policy that when a derivative instrument settles, the associated amounts in accumulated other comprehensive income are reversed to cost of goods sold or other (income) expense, net as appropriate. It is the company's policy that in the event that (1) an anticipated hedged transaction is determined to be not likely to occur or (2) it is determined that a derivative instrument is no longer effective in offsetting changes in the hedged item, the company would reverse the associated amounts in accumulated other comprehensive income to other (income) expense, net. See Note 6 Derivative Instruments of the notes to consolidated financial statements for a discussion of the company's derivative instruments.

New Accounting Pronouncements - In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS 123. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 are effective for all financial statements for fiscal years ending after December 15, 2002. The company adopted the disclosure portion of this statement beginning in the fiscal quarter ended March 31, 2003. The application of the disclosure portion of this standard had no impact on the company's consolidated financial position or results of operations. On April 22, 2003, the FASB determined that stock-based compensation should be recognized as a cost in the financial statements and that such cost be measured according to the fair value of stock options. The FASB has not as yet determined the methodology for calculating fair value and plans to issue an exposure draft and final statement in 2004. The company will continue to monitor communications on this subject from the FASB in order to determine the impact on the company's consolidated financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities ("FIN 46R") which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights, and accordingly whether it should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The company is required to apply FIN 46R to variable interests in variable interest entities ("VIEs") for the first period ended after March 15, 2004. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair market value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interests of the VIE. The company is evaluating the impact of applying FIN 46R to existing arrangements and has not completed this analysis.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the company's consolidated financial statements.

2. Acquisitions and Dispositions

The company spent approximately $114.2 million in 2003, $13.1 million in 2002 and $44.7 million in 2001 for the acquisition of businesses, patents, trademarks, purchase rights and other related items to augment its existing product lines. Unaudited pro forma financial information for the transactions described above has not been presented because the effects of these acquisitions were not material on either an individual or aggregate basis. Results of operations of these transactions are included in the company's consolidated results from the respective dates of acquisition. Several of the company's recent acquisitions and investments, including Genyx Medical Inc., involve milestone payments associated with the achievement of certain targets associated with either research and development, regulatory approval or the transfer of manufacturing capabilities. A summary of contingent milestone payments associated with these acquisitions is included below.
(dollars in millions)	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
Acquisition and investment milestones	$99.4	$29.0	$69.9	$0.5	---

Brachytherapy Acquisitions - In June 2003, Bard acquired the assets of Source Tech Medical, LLC., ("Source Tech"), a manufacturer and distributor of radioactive iodine seeds, for approximately $35 million in cash and assumed liabilities. The acquisition expands and integrates the company's presence in the brachytherapy market. The company allocated approximately $7 million to tangible assets (primarily equipment and inventory), $17 million to technology-related intangible assets, $10 million to tax-deductible goodwill and $1 million to in-process research and development. In addition, $2 million of pre-existing Source Tech licenses were reclassified to tax-deductible goodwill. Intangible assets will be amortized over a 10-15 year period. The company has recorded the in-process research and development charge in research and development expense in its consolidated statements of operations. The value assigned to in-process research and development was determined by identifying an acquired specific in-process research and development project related to a brachytherapy seed delivery system that would be continued and for which (a) technological feasibility had not been established at the acquisition date, (b) there was no alternative future use, and (c) the fair market value was estimable with reasonable reliability. The company considered a variety of factors, including appraisals, in making purchase price allocations. The company's and third-party's appraisals were based on comparable transactions, relief from royalty analyses and other discounted cash-flow approaches. The company took into consideration its pre-existing distribution agreement with Source Tech when determining the purchase price allocation and residual goodwill.

In addition during 2003, the company acquired certain brachytherapy assets in two separate transactions totaling approximately $22 million, all of which was paid in cash:

- Prostate Services of America, Inc., Amertek Medical, Inc. and Alton Design, LLC - manufacturers of brachytherapy equipment and distributors of iodine and palladium radioactive seeds.

- Imagyn Medical Technologies, Inc. ("Imagyn") - a manufacturer and distributor of iodine and palladium radioactive seeds.

An aggregate of approximately $11 million of tax-deductible goodwill was recognized in those two transactions with the remaining aggregate purchase price being allocated primarily to intangible assets amortized over a 7-10 year period.

Biomedical Instruments and Products GmbH - In the third quarter of 2003, the company acquired intellectual property assets related to a vacuum-assisted biopsy device. The company recorded approximately $53.0 million in patents which will be amortized over their useful lives, approximately 17 years on average. The company considered a variety of factors, including appraisals, in making purchase price allocations. The company's and third-party's appraisals were based on comparable transactions, relief from royalty analyses and other discounted cash-flow approaches. The company paid $32.5 million for these assets at closing. The acquisition agreement calls for two anniversary payments of $10.0 million and $10.5 million payable in 2004 and 2005, respectively. The company has recorded these liabilities in accrued expenses and other long-term liabilities.

Genyx Medical, Inc. - On December 31, 2002, the company acquired the right to purchase the assets of Genyx Medical, Inc. ("Genyx"), a privately held medical device company based in California. Genyx develops, manufactures and markets Uryx®, a proprietary injectable bulking agent for the treatment of stress urinary incontinence. During the second quarter of 2003, the company recorded $3.0 million as a research and development milestone related to the achievement of a milestone for this project. In 2002, as part of the Genyx agreement, the company recorded approximately $3.5 million as research and development expense for payments related to the reimbursement of development activities.

Tyco International Ltd. - On May 29, 2001, Bard entered into an agreement that provided for the merger of Bard with a subsidiary of Tyco International Ltd. ("Tyco Merger Agreement"). On February 6, 2002, Bard and Tyco agreed to terminate this agreement. Each company agreed to bear its own costs and expenses. Neither company paid a break-up fee. In the first quarter of 2002, the company recorded a pretax charge of $6.2 million associated with the termination of the Tyco Merger Agreement. See Note 11 Other (Income) Expense, Net in the notes to consolidated financial statements.

3. Income Tax Expense

The provision for income taxes is based on income before income taxes reported for financial statement purposes. The components of earnings before income taxes were:

(dollars in millions)	2003	2002	2001
United States	$57.9	$98.5	$106.3
Foreign	165.3	112.5	98.6
Income before taxes	$223.2	$211.0	$204.9

The following is the composition of income tax provision:

(dollars in millions)	2003	2002	2001
Taxes currently payable
U.S. Federal	$35.4	$32.8	$36.9
Foreign	28.5	17.3	14.5
State	3.1	6.4	7.3
Total currently payable	67.0	56.5	58.7

Deferred tax expense (benefit)
U.S. Federal	(16.4)	1.0	1.7
Foreign	4.1	(1.5)	1.2
State	---	---	0.1
Total deferred tax expense (benefit)	(12.3)	(.5)	3.0

Total income tax provision	$54.7	$56.0	$61.7

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
(dollars in millions)	2003	2002
Deferred tax assets
Employee benefits	$15.0	$17.6
Inventory related	17.7	17.1
Receivables / rebates	9.2	8.1
2003 legal verdict	19.0	---
Acquisition related	9.3	6.2
Accrued expenses / other	22.2	19.5
Total deferred tax assets	92.4	68.5

Deferred tax liabilities
Accelerated depreciation/amortization	18.0	6.7
Acquisition related	2.4	---
Investment related	0.4	---
Other	0.3	---
Total deferred tax liabilities	21.1	6.7

Deferred tax assets, net	$71.3	$61.8

Although realization is not assured, the company believes it is more likely than not that all of its deferred tax assets will be realized.

The following is a reconciliation between the effective income tax rate and the United States federal statutory rate:

	2003	2002	2001
U.S. federal statutory income tax rate	35%	35%	35%
Increase (decrease) in tax rate resulting from:
State income taxes net of federal benefit	1%	2%	3%
Operations taxed at less than U.S. rate	(11)%	(11)%	(9)%
Other, net	---	1%	1%

Effective tax rate	25%	27%	30%

Cash payments for income taxes were $58.2 million, $39.1 million and $47.1 million in 2003, 2002 and 2001, respectively. The company has not provided for federal income taxes on the undistributed earnings of its foreign operations as it is the company's intention to permanently reinvest undistributed earnings (approximately $915.5 million as of December 31, 2003).

The elimination of goodwill amortization in 2002 per SFAS 142 impacted the company's effective tax rate, as the majority of the company's goodwill amortization was not tax-deductible.

The company currently operates manufacturing subsidiaries in Puerto Rico and Malaysia. The company's foreign tax incentives consist of an incentive tax grant in Puerto Rico originally effective November 1998. The company applied for a revised grant to be effective as of July 1, 2001 which also provided for a partial exemption from income, property and municipal taxes for a 15 year period effective from the date of revision. In the third quarter of 2002, the company received approval of this revised grant establishing a new lower tax rate for its Puerto Rican manufacturing operations. This grant was retroactively applied to the period from July 1, 2001 to June 30, 2002, and, accordingly, a $3.5 million tax credit was booked in the third quarter of 2002 related to this grant. The approximate dollar and per share effects of the Puerto Rican grant are as follows:
	2003	2002	2001
Tax benefit	$33.7	$27.1	$18.3
Per share benefit	$0.64	$0.51	$0.35

During 2003, the company applied for a Malaysian high-technology pioneer grant that would provide for a full tax exemption by Malaysian Inland Revenue for five years. On February 11, 2004, the company was notified by the Malaysian Ministry of International Trade and Industry that the company's application was accepted and would be effective retroactive to July 1, 2003. The company anticipates that it will record a tax credit of approximately $1.3 million in the first quarter of 2004 related to the retroactive effective date of this grant.

The company operates in multiple taxing jurisdictions, both within the U.S and outside the U.S. The company faces audits from these various tax authorities regarding the amount of taxes due. Such audits can involve complex issues and may require an extended period of time to resolve. The company's United States federal tax filings have been examined by the Internal Revenue Service ("IRS") for calendar years ending prior to 1996. All differences arising from those audits have been resolved and settled. The company is currently under examination by the IRS for the 1996 through 1999 calendar years. In addition, Inland Revenue in the U.K. is conducting an audit for the 1996 through 2001 tax years.

Management believes that the company has filed tax returns with positions that may be challenged by the tax authorities. These positions relate to, among others, the allocation and/or recognition of income on intercompany transactions, the timing and amount of deductions and the tax treatment related to acquisitions and divestitures. Although the outcome of tax audits is uncertain, in management's opinion, adequate provisions for income taxes have been made for potential liabilities resulting from such matters. Management believes that the ultimate outcome of these matters will not have a material impact on the company's financial condition or liquidity but may be material to the income tax provision and net income in a reporting period.

4. Goodwill and Intangible Assets

As required by SFAS 142, the company has reassessed the remaining amortization periods of intangible assets acquired on or before June 30, 2001 and assigned all goodwill to reporting units for impairment testing. During the second quarter of 2002, the company completed its initial goodwill impairment assessment and determined that goodwill was not impaired. The company's annual impairment test is performed during the fourth quarter of its fiscal year. The company completed its annual impairment tests with no adjustment to the carrying value of its goodwill. The impairment tests involved the use of both estimates of market value for the company's reporting units as well as discounted cash flow assumptions. Discount rates were based on market rates. There were no material changes to goodwill as a result of acquisitions or dispositions. Balances of acquired intangible assets were as follows:
(dollars in millions)	December 31, 2003
	Gross Carrying Value	Accumulated Amortization	Translation	Net Carrying Value	Wt. Avg. Useful Life
Patents	$117.9	$(38.8)	---	$79.1	15
Distribution agreements	20.6	(9.3)	---	11.3	19
Licenses	21.6	(11.1)	(0.1)	10.4	12
Core technologies	23.1	(0.8)	0.2	22.5	11
Other intangibles	28.8	(14.1)	(0.2)	14.5	8
Total other intangibles	$212.0	$(74.1)	$(0.1)	$137.8

(dollars in millions)	December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Translation	Net Carrying Value	Wt. Avg. Useful Life
Patents	$65.3	$(32.8)	---	$32.5	14
Distribution agreements	20.6	(8.0)	---	12.6	19
Licenses	20.2	(9.8)	(0.1)	10.3	7
Other intangibles	21.9	(12.1)	---	9.8	9
Total other intangibles	$128.0	$(62.7)	$(0.1)	$65.2

	Beginning Balance	Additions	Translation	Ending Balance
Goodwill, as of December 31, 2003	$316.1	$28.3	$9.6	$354.0
Goodwill, as of December 31, 2002	$308.2	$3.1	$4.8	$316.1

Actual and forecasted amortization expense for the years 2003 through 2008 are as follows:
(dollars in millions)	2003	2004	2005	2006	2007	2008
Annual amortization expense	$14.8	$16.8	$14.2	$12.6	$11.3	$11.1

Following is a reconciliation showing net income and earnings per share, as reported for the twelve months ended December 31, 2002, 2001 and 2000, respectively, as adjusted to exclude the amortization of goodwill as if SFAS 142 had been adopted January 1, 2001:

(dollars in thousands except per share amounts)	For the Years Ended December 31,
	2003	2002	2001
Net income, as reported - GAAP basis	$168,500	$155,000	$143,200
Tax-adjusted goodwill amortization	---	---	12,300
Net income - adjusted	$168,500	$155,000	$155,500

Diluted earnings per share - GAAP basis	$3.20	$2.94	$2.75
Impact of tax-adjusted goodwill amortization	---	---	0.24
Diluted earnings per share - adjusted	$3.20	$2.94	$2.99

In 2001, goodwill amortization was recorded in marketing, selling and administrative expense.

5. Short-Term Borrowings and Long-Term Debt

The company maintains a commercial paper program and committed credit facilities that support the company's commercial paper program. The committed facilities may also be used for other corporate purposes. The company maintains a $200.0 million five-year committed credit facility that matures in May 2005 and a $100.0 million 364-day committed credit facility that matures in May 2004. Interest rates and facility fees on these credit arrangements are determined by a pricing grid based on the company's long-term credit ratings. These facilities do not require compensating balances. At December 31, 2003, outstanding commercial paper totaled $15.7 million. The maximum amount of commercial paper outstanding during 2003 was approximately $54.0 million with an average outstanding balance of $28.9 million and an effective interest rate of 1.12%. There were no commercial paper borrowings during 2002.

The following is a summary of long-term debt at December 31:
(dollars in thousands)	2003	2002
6.70% notes due 2026	$150,000	$149,900
7.86% mortgage loan due 2004	800	1,500
Other long-term debt	1,600	1,700
	152,400	153,100
Less: amounts classified as current	900	900
Total	$151,500	$152,200

The company has $150.0 million of unsecured notes outstanding at December 31, 2003. The notes mature in 2026 and pay a semi-annual coupon of 6.70%. The coupon interest closely approximates the effective annual cost of the notes. The 6.70% notes due 2026 may be redeemed at the option of the note holders on December 1, 2006, at a redemption price equal to the principal amount. Assuming these notes are held to maturity, the market value of the notes approximates $166.4 million at December 31, 2003.

Cash payments on interest equal $10.5 million, $10.6 million and $12.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2003, the aggregate maturities of long-term debt were as follows: 2004 - $0.9 million; 2005 - $0.1 million; 2006 - $0.6 million; 2007 - $0.0 million; 2008 - $0.8 million; 2009 and thereafter - $150.0 million.

Certain of the company's debt agreements contain customary representations, warranties and default provisions as well as restrictions that, among other things, require the maintenance of minimum net worth and operating cash flow levels and limit the amount of debt that the company may have outstanding. As of December 31, 2003, the company was in compliance with all such financial covenants.

6. Derivative Instruments

The table below shows the notional amounts and fair market value of the company's currency-related forward contracts and purchased options as of December 31, 2003 and 2002, respectively.

(dollars in thousands)	December 31, 2003		December 31, 2002
	Notional Value	Fair Value	Notional Value	Fair Value
Yen forward currency agreements	$300	$300	$300	$300
Peso forward currency agreements	$20,000	$19,800	$20,000	$20,400
Euro put option contracts	$39,600	$200	$39,600	$600

A roll forward of the notional value of the company's currency-related forward contracts and options for the twelve months ended December 31, 2003 is as follows:
(dollars in thousands)	Yen forward currency agreements	Peso forward currency agreements	Euro put option contracts
December 31, 2002 notional amount	$300	$20,000	$39,600
New agreements	2,800	24,000	66,000
Expired agreements	(2,800)	(24,000)	(66,000)
December 31, 2003 notional amount	$300	$20,000	$39,600

The fair market value of financial instruments was estimated by discounting expected cash flows using quoted foreign exchange rates as of December 31, 2003 and December 31, 2002. Judgment was employed in developing estimates of fair market value; accordingly, the estimates presented herein are not necessarily indicative of the amounts that the company could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have an effect on the estimated fair market value amounts. At December 31, 2003, the net fair market value of option-based products and the incremental mark-to-market of forward currency agreements are recorded in either "Other current assets" or "Accrued expenses" in the consolidated balance sheet. During 2003, the company reclassified an approximate loss of $1.7 million from accumulated other comprehensive income to Other (income) expense, net or Cost of goods sold in the Consolidated Statement of Income as hedged intercompany balances were settled and as anticipated currency needs arose. This reclassification was net of approximately $0.8 million of associated tax effects.

7. Commitments and Contingencies

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

In May 2002, the company was served with a complaint in an action entitled Nelson N. Stone, M.D., et al. v. C. R. Bard, Inc., et al., filed in the United States District Court for the Southern District of New York. The action alleged that the company breached agreements with the plaintiffs by failing to use appropriate efforts to promote the growth of a business that the company purchased from the plaintiffs, thereby depriving the plaintiffs of additional consideration, failed to pay consideration due under the agreement, and induced the sale of the company by misrepresentation. On December 19, 2003, the jury returned a verdict in the plaintiffs' favor with respect to certain of the plaintiffs' claims and awarded the plaintiffs $58.0 million.  Accordingly, the company recorded a charge of $58.0 million. The company recorded this charge in other (income) expense, net and the corresponding liability in accrued expenses.  The company believes that the verdict is not supported by the evidence and that the amount of the award is grossly excessive. The company has filed post-trial motions to set aside the verdict or reduce the amount of the award and for a new trial. The company expects these motions to be decided in the first half of 2004. If unsuccessful in these motions, the company will file an appeal. In February 2004, the company provided to the United States District Court for the Southern District of New York, financial security in the form of a $64.4 million supersedeas bond as it pursues post-trial motions.  As required by the court, the bonded amount is 111% of the amount of the judgment. The company does not expect any potential payment related to this judgment to have a material adverse impact on the company's liquidity.

The company is committed under noncancelable operating leases involving certain facilities and equipment. The minimum annual rentals under the terms of these leases are as follows: 2004 - $16.7 million; 2005 - $10.0 million; 2006 - $8.5 million; 2007 - $6.0 million; 2008 - $4.2 million and thereafter - $2.6 million. Total rental expense for operating leases and month-to-month leases approximated $21.6 million in 2003, $19.2 million in 2002 and $19.7 million in 2001.

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

9. Shareholders' Investment

The company may grant a variety of stock based awards to certain directors, officers and employees under the 2003 Long Term Incentive Plan of C. R. Bard, Inc. ("the 2003 Plan") and the 1988 Directors Stock Award Plan of C. R. Bard, Inc., as amended (the "Director's Plan"). On April 16, 2003, shareholders approved the 2003 Plan which replaced the company's 1993 Long Term Incentive Plan, as amended and restated (the "1993 Plan"), under which no further awards were made after April 20, 2003. The total number of shares that may be issued under the 2003 Plan is 3,000,000. Awards under the 2003 Plan may be in the form of stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, unrestricted stock and other stock-based awards. Total compensation cost for stock-based compensation awards was $10.5 million, $11.3 million and $7.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. For awards with fixed compensation expense and pro rata vesting, the company records unearned compensation in shareholders' investment and recognizes expense on a straight-line basis over the vesting period. In addition to the incentive plans described above, the company has two employee share purchase plans.

Stock Options - The company grants stock options to directors and certain officers and employees with exercise prices no less than the fair market value of the company's common stock at the date of grant. Currently outstanding options become exercisable over a one to nine year period. Certain option grants in 1997 and most option grants since 1998 have acceleration features based upon performance criteria. In 1999 and 2001, the company made special awards of performance-based stock options to certain executives of approximately 661,500 and 1,207,500, respectively. The exercise prices of these performance-based stock options were equal to the fair market value of the company's common stock at the date of grant. These performance-based stock options become exercisable no later than the seventh anniversary after the date of grant, and may become exercisable on an accelerated basis if the company achieves certain performance targets. In 2003, the company recorded approximately $1.0 million in compensation expense due to a modification in the terms for certain option grants.

The following tables summarize information regarding total stock option activity and amounts.
	2003		2002		2001
Options	Number of Shares	Wt. Avg. Ex. Price	Number of Shares	Wt. Avg. Ex. Price	Number of Shares	Wt. Avg. Ex. Price
Outstanding - January 1,	3,978,905	$46.26	3,708,141	$42.90	4,205,440	$41.84
Granted	1,884,956	$68.13	916,000	$52.31	1,384,000	$43.82
Exercised	(722,906)	$44.03	(518,679)	$32.58	(1,704,828)	$40.48
Canceled	(155,802)	$54.17	(126,557)	$47.71	(176,471)	$48.15
Outstanding - December 31,	4,985,153	$54.60	3,978,905	$46.26	3,708,141	$42.90
Exercisable	2,247,704	$45.07	1,845,830	$42.96	2,218,725	$40.21
Range of Exercise Prices	Outstanding at 12/31/03	Weighted Average Remaining Life	Weighted Average Exercise Price	Exercisable at 12/31/03	Weighted Average Exercise Price
$10 to 40	318,143	2.9	$34.28	318,143	$34.28
$40 to 45	1,104,000	6.8	$43.23	996,575	$43.28
$45 to 50	372,670	5.9	$48.31	323,420	$48.23
$50 to 55	1,332,349	7.3	$51.90	605,966	$51.93
$55 to 60	69,800	9.1	$56.26	3,600	$56.29
$60 to 65	480,000	9.3	$61.15	---	---
$65 to 70	120,600	9.5	$68.74	---	---
$70 to 75	1,181,791	9.5	$71.42	---	---
$75 to 80	5,800	9.9	$78.33	---	---
$10 to 80	4,985,153	7.6	$54.60	2,247,704	$45.07

Stock Awards - The company may award stock to certain key employees and directors. Shares have been granted at no cost to the recipients and will be distributed in three separate annual installments, although such awards may be granted with other terms. Beginning in 2000, the company began to substitute cash bonuses for stock award grants. The company granted 1,400 and 2,800 shares during the years ended December 31, 2003 and 2002, respectively. The 2002 grants included certain catch-up grants for 2001 when no grants were made due to the Tyco Merger Agreement. The fair market value of these awards is charged to compensation expense as the shares are distributed. The company recorded compensation expense related to these awards of $0.1 million, $0.2 million and $0.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. Restrictions limit the sale or transfer of stock awards until the awarded stock is distributed to the recipient. Dividends are paid on these shares and recipients have the right to vote their respective shares when the shares are distributed.

Restricted Stock - The company may grant restricted stock to certain key employees and directors. Shares are issued to the participants at the date of grant, entitling the participants to dividends and the right to vote their respective shares. Restrictions on currently outstanding restricted stock limit the sale or transfer of shares during a five-year period from the grant date. Beginning in 2002, the company began to substitute stock option awards in lieu of restricted stock grants. During 2003, 2002 and 2001 the company granted approximately 2,000, 4,500 and 72,000 shares, respectively, of restricted stock to eligible employees. The fair market value of these restricted shares at the date of grant is amortized to expense ratably over the restriction period. The company recorded compensation expense related to restricted stock of $3.0 million, $3.5 million and $3.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. The unamortized portion was $1.1 million, $3.5 million and $7.2 million at December 31, 2003, 2002 and 2001, respectively. During 1999 and 1997 the company granted 152,000 and 130,000 shares, respectively, of performance-based restricted stock to certain officers. Shares were issued at no cost to the officers entitling them to dividends and the right to vote their respective shares. Restrictions that limit the sale or transfer of these shares expire five years after the performance criteria are met. The 1999 and 1997 performance-based restricted stock grants are no longer subject to performance restrictions. Their fair market value was established by the stock price at the time the performance criteria were met and are being amortized over the remaining restriction period. The company recorded compensation expense related to performance-based restricted stock of $1.5 million, $2.4 million and $1.8 million in 2003, 2002 and 2001, respectively. The unamortized portion was $0.5 million, $1.4 million and $3.8 million at December 31, 2003, 2002 and 2001, respectively.

Restricted Stock Units and Other Stock-Based Awards - During the first quarter of 2002, the company made certain grants of performance-based restricted stock units to certain executive officers. The stock underlying the grants will be issued and become eligible for vesting upon the achievement of certain performance targets or other conditions. No voting or dividend rights are associated with these grants until the underlying shares are issued. Dividend equivalents are paid on the restricted stock units until the underlying shares are issued. Total compensation expense related to these awards was $1.2 million and $4.6 million for the year-ended December 31, 2003 and 2002. During the first quarter of 2003, the company implemented a salesperson incentive program. This program provides for awards of restricted stock units or the matching of deferred bonus and commissions with restricted stock units. Awards and matches are based upon salesperson performance. Awards of approximately 127,300 restricted stock units were made under this program. The company recorded unearned compensation expense in shareholders' investment based on the company's stock price of $58.73 at the time of grant and will recognize expense on a straight-line basis over the seven-year vesting period. Total compensation expense related to these awards was $0.9 million for the year-ended December 31, 2003.

Stock Purchase Plans - From 1998 through the beginning of 2004, the company maintained a Management Stock Purchase Plan. Beginning in 2004, the company converted that plan to the Management Stock Purchase Program (the "MSPP"), a program conducted under the 2003 Plan on substantially the same terms as the predecessor Management Stock Purchase Plan. Under the MSPP all management-level employees can purchase the company's stock at a discounted price with all or a portion of their eligible annual bonus. Employees must contribute at least 25% of their eligible annual bonuses to the MSPP to the extent they have not satisfied certain stock ownership guidelines. MSPP shares are restricted from sale or transfer for a vesting period from purchase date. Only shares related to the MSPP discount may be forfeited if the employee's employment terminates during the vesting period. Dividends are paid on MSPP shares, and the participant has the right to vote all MSPP shares. In 2001, the predecessor to the MSPP was suspended in accordance with the Tyco Merger Agreement and the associated 2001 benefit to participants under that plan was replaced with a cash award paid during 2002. Following the termination of the Tyco Merger Agreement, the predecessor to the MSPP was reinstated. The modified MSPP provides a discount of 30% on stock purchases and a four-year vesting period. Share purchases related to the 2003 bonus were made based on bonus awards established on February 11, 2004. Purchase activity for the three years ended December 31, 2003, 2002 and 2001 under the predecessor to the MSPP is summarized below.
	2002 Bonus	2001 Bonus	2000 Bonus
Date purchased	February 12, 2003	---	February 14, 2001
Shares purchased	183,822	---	116,000
Discounted share price	39.21	---	$33.10
Vesting period	Four years	---	Three years

The company recognized $2.8 million, $0.6 million and $1.3 million compensation expense for the years ended December 31, 2003, 2002 and 2001, respectively, related to the amortization of MSPP discounts.

Under the company's Employee's Stock Purchase Plan ("ESPP"), domestic employees and certain foreign employees can purchase Bard stock at a 15% discount to the lesser of the market price at the beginning or ending date of the six-month periods ending June 30th and December 31st. Employees may elect to make after-tax payroll deductions of 1% to 10% of compensation as defined by the plan or employees may make lump sum contributions of 10% of compensation as defined by the plan up to a maximum of $20,000 per year. The ESPP is intended to meet the requirements of Section 423 of the Internal Revenue Code of 1986, as amended, and, based upon the guidance in APB 25 and related interpretations, is considered a noncompensatory plan. Accordingly, the company records no compensation expense for the ESPP. Employee payroll deductions are for six-month periods beginning each January 1 and July 1. Shares of the company's common stock are purchased on June 30 or December 31 or the following business day, unless either the purchase of such shares was delayed at the election of the participant or the participant's employment was terminated. Purchased shares are restricted for sale or transfer for a six-month period. All participant funds received prior to the ESPP purchase dates are held as company liabilities without interest or other increment. No dividends are paid on employee contributions until shares are purchased. The ESPP was suspended in accordance with the Tyco Merger Agreement after the July 2, 2001 ESPP purchase and resumed after the termination of the Tyco Merger Agreement. The first accumulation period for the reinstated ESPP began on July 1, 2002. The ESPP purchase activity through December 31, 2003 is summarized below.
Date Purchased	Shares Purchased	Purchase Price
December 31, 2003	33,000	$60.14
July 1, 2003	47,000	$50.05
December 31, 2002	32,000	$47.64
July 2, 2001	34,000	$39.69
January 2, 2001	45,000	$39.69

10. Pension and Other Postretirement Benefit Plans

Defined Benefit Pension Plans

The company has both tax qualified and nonqualified noncontributory defined benefit pension plans ("nonqualified plans") that together cover substantially all domestic and certain foreign employees. These plans provide benefits based upon a participant's compensation and years of service. The nonqualified plans are made up of the following arrangements: a nonqualified supplemental deferred compensation arrangement and a nonqualified excess pension deferred compensation arrangement. The noncontributory supplemental deferred compensation arrangement provides supplemental income to key executives of the company. The benefit is determined by the accumulation of an account balance that results from a percentage of pay credit and interest. No deferrals of pay are required from participants. The balance is paid to a participant after retirement over a 15-year period. The nonqualified excess pension deferred compensation arrangement provides benefits to key employees that cannot be provided by the qualified plan due to IRS limitations. The company uses a September 30 measurement date for all of its defined benefit pension plans.

The accumulated benefit obligation ("ABO") for all defined benefit pension plans are as follows (dollars in millions):
	2003			2002
	Tax Qualified Plans	Nonqualified Plans	Total	Tax Qualified Plans	Nonqualified Plans	Total
	$151.7	$26.7	$178.4	$128.2	$26.4	$154.6
The change in projected benefit obligation ("PBO") during the measurement period is as follows (dollars in millions):
	2003			2002
	Tax Qualified Plans	Nonqualified Plans	Total	Tax Qualified Plans	Nonqualified Plans	Total
PBO, previous year	$150.4	$33.0	$183.4	$129.1	$26.0	$155.1
Service cost	10.2	1.5	11.7	8.3	2.1	10.4
Interest cost	9.3	2.1	11.4	8.8	1.9	10.7
Actuarial (Gain) Loss	17.9	(3.6)	14.3	14.9	2.9	17.8
Benefits Paid	(12.4)	(4.2)	(16.6)	(12.0)	(1.0)	(13.0)
Other	0.8	0.1	0.9	1.3	1.1	2.4
PBO, September 30	$176.2	$28.9	$205.1	$150.4	$33.0	$183.4

The change in plan assets during the measurement period is as follows (dollars in millions):
	2003			2002
	Tax Qualified Plans	Nonqualified Plans	Total	Tax Qualified Plans	Nonqualified Plans	Total
Fair value, previous year	$127.8	---	$127.8	$111.0	---	$111.0
Actual return on plan assets	22.4	---	22.4	(10.4)	---	(10.4)
Company contributions	17.7	$4.2	21.9	38.0	$1.0	39.0
Benefits paid	(12.4)	$(4.2)	(16.6)	(12.0)	$(1.0)	(13.0)
Other	1.1	---	1.1	1.2	---	1.2
Fair value, September 30	$156.6	---	$156.6	$127.8	---	$127.8

The reconciliation of the funded status of the company's pension plans to net amounts recognized in the balance sheet is presented in the following tables (dollars in millions):
	2003			2002
	Tax Qualified Plans	Nonqualified Plans	Total	Tax Qualified Plans	Nonqualified Plans	Total
Funded status of plan	$(19.6)	$(28.9)	$(48.5)	$(22.6)	$(33.0)	$(55.6)
Unrecognized net loss	65.4	0.7	66.1	58.2	4.7	62.9
Unrecognized prior service cost	0.9	0.3	1.2	1.3	0.5	1.8
Unrecognized net transition cost	(0.2)	---	(0.2)	(0.3)	---	(0.3)
Contribution after measurement date	---	0.8	0.8	---	(0.1)	(0.1)
Net amount recognized	$46.5	$(27.1)	$19.4	$36.6	$(27.9)	$8.7

Amounts recognized in the Consolidated Balance Sheets consist of (dollars in millions):
	2003			2002
	Tax Qualified Plans	Nonqualified Plans	Total	Tax Qualified Plans	Nonqualified Plans	Total
Prepaid pension asset	$46.5	---	$46.5	$35.0	---	$35.0
Accrued benefit liability	---	$(27.1)	(27.1)	(3.3)	$(27.8)	(31.1)
Intangible asset	---	---	---	0.3	---	0.3
Accumulated other comprehensive income	---	---	---	4.5	---	4.5
Net amount recognized	$46.5	$(27.1)	$19.4	$36.5	$(27.8)	$8.7
The weighted average assumptions used to determine the company's benefit obligations are as follows:
	2003			2002
	Tax Qualified Plans	Nonqualified Plans	Total	Tax Qualified Plans	Nonqualified Plans	Total
Discount rate	5.93%	6.00%	5.94%	6.40%	6.50%	6.42%
Rate of compensation increase	4.36%	4.50%	4.38%	4.37%	4.50%	4.39%

The components and weighted average assumptions of net periodic benefit expense are as follows (dollars in millions):
	2003				2003
	Tax Qualified Plans	Nonqualified Plans	Total		Tax Qualified Plans	Nonqualified Plans	Total
Service cost net of employee contributions	$9.8	$1.5	$11.3	Discount rate	6.40%	6.50%	6.42%
Interest cost	9.3	2.1	11.4	Compensation increase	4.37%	4.50%	4.39%
Expected return on plan assets	(13.0)	---	(13.0)	Expected return on plan assets	8.50%	---	8.50%
Amortization/Settle-ment/Curtailment	1.8	0.4	2.2
Net periodic pension expense	$7.9	$4.0	$11.9

		2002			2002
	Tax Qualified Plans	Nonqualified Plans	Total		Tax Qualified Plans	Nonqualified Plans	Total
Service cost net of employee contributions	$8.0	$2.1	$10.1	Discount rate	7.09%	7.25%	7.12%
Interest cost	8.8	1.9	10.7	Compensation increase	4.63%	4.75%	4.65%
Expected return on plan assets	(10.9)	---	(10.9)	Expected return on plan assets	8.50%	---	8.50%
Amortization/Settle-ment/Curtailment	0.9	0.4	1.3
Net periodic pension cost	$6.8	$4.4	$11.2
		2001			2001
	Tax Qualified Plans	Nonqualified Plans	Total		Tax Qualified Plans	Nonqualified Plans	Total
Service cost net of employee contributions	$7.2	$1.4	$8.6	Discount rate	7.35%	7.50%	7.37%
Interest cost	8.2	1.7	9.9	Compensation increase	4.85%	5.00%	4.87%
Expected return on plan assets	(10.9)	---	(10.9)	Expected return on plan assets	8.94%	---	8.94%
Amortization/Settle-ment/Curtailment	0.5	0.5	1.0
Net periodic pension cost	$5.0	$3.6	$8.6

Assumptions on expected long-term rate-of-return - The company employs a building block approach in determining the long-term rate of return for plan assets. Historical markets are studied and long-term historical relationships between equities and fixed income are preserved congruent with the widely-accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio return is established via the building block approach and proper consideration of diversification and rebalancing. Peer data and historical returns are reviewed to check for reasonability and appropriateness.

Plan Assets and Investment Targets - Plan assets for the United States' tax qualified plan consist of a diversified portfolio of fixed income securities, equity securities and cash equivalents. Plan assets did not include any company securities at September 30, 2003 and 2002, respectively. The following information is being disclosed pursuant to the revisions made by FASB to SFAS 132 that apply for years ending after December 15, 2003. As permitted by the revisions, the non-U.S. plans are not included in the asset information provided in the table. As of September 30, 2003 and September 30, 2002, the U.S. pension assets were $133.9 million and $115.0 million respectively. These assets were invested among several asset classes. The amount invested in each asset class and the percentage of assets invested in each asset class as of each of these dates is shown below (dollars in millions).

			Percent in each asset class
Asset Class (in millions)	9/30/03	9/30/02	9/30/03	9/30/02
Equity	$81.6	$53.2	65.9%	56.9%
Fixed income	41.7	40.1	33.7	42.9%
Cash	0.6	0.2	0.4%	0.2%
Subtotal	123.9	93.5	100%	100%
Cash contributions to be invested	10.0	21.5
Total	$133.9	$115.0

There were contributions made to the trust on September 30, 2003 and September 30, 2002 that were not fully invested as of close of business on these dates and those amounts are included in the asset values but excluded from the percentages shown above. In early October of both years, the company reallocated the contributions consistent with plan investment target levels. The investment allocations for the U.S. pension plan target 55-65 percent to be invested in equities and 30-40 percent in fixed income securities. Due to short-term returns, the investment mix may temporarily fall outside these ranges pending a rebalancing to the long-term targets. Cash investment balances are targeted at 5 percent and are used to satisfy benefit disbursement requirements and will vary throughout the year.

The pension schemes in the U.K. had assets (expressed in U.S .dollars) as of September 30, 2003 and September 30, 2002, of $22.7 million and $12.8 million respectively. These assets were invested in a similar manner to the assets for the U.S. plans that are shown above.

Investment Strategies - The company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by exceeding the interest growth in plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. This consideration involves the use of long-term measures that address both return and risk and are not impacted significantly by short-term fluctuations. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments include a diversified mix of growth, value, and small and large capitalization securities. Investment risks and returns are measured and monitored on an ongoing basis through annual liability measurements and quarterly investment portfolio reviews.

Funding Policy and Expected Contributions - The company's objective in funding its domestic tax-qualified plan is to accumulate funds sufficient to provide for all benefits and to satisfy the minimum contribution requirements of ERISA. Outside the United States, the company's objective is to fund the international retirement costs over time within the limits of minimum requirements and allowable tax deductions. The company's annual funding decisions also consider the relationship between each tax-qualified plan's asset returns compared to the plan's corresponding expense and consider the relationship between each tax-qualified plan's ABO and its corresponding funded status. In 2003, the company made voluntary contributions of $10.0 million to the company's U.S. tax-qualified plan and $7.7 million to the company's U.K. tax-qualified plans. In 2002, the company made voluntary contributions of $38.0 million to the company's U.S. tax-qualified plan. The company will consider the factors identified above in determining its 2004 pension funding. The nonqualified plans include supplemental plans which are generally not funded.

Defined Contribution Retirement Plans

All domestic employees of the Company, not covered by a collective bargaining agreement, who have been scheduled for 1,000 hours of service, are eligible to participate in the company's defined contribution plan. The amounts charged to income for this plan amounted to $3.9 million, $3.4 million and $3.2 million as of December 31, 2003, 2002 and 2001, respectively. Outside the United States, the company maintains defined contribution plans and small pension arrangements that are typically funded with insurance products. These arrangements had a total 2003 expense of $0.9 million. In addition, the company maintains a long-term deferred compensation arrangement for directors which allows deferral of the annual retainer and meeting fees at the director's election. In addition, the company annually contributes an amount for long-term compensation which is paid out upon the director's retirement from the board. This arrangement had a total 2003 expense of $0.9 million.

Other Postretirement Benefit Plans

The company does not provide subsidized postretirement health care benefits and life insurance coverage except to a limited number of former employees. Approximately thirty of those former employees receive a limited prescription drug plan. In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") became law in the United States. The Act introduced a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. In accordance with FASB Staff position FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," the company has elected to defer recognition of the effects of the Act in any measures of the benefit obligation or cost. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the company to change previously reported information. Currently, the company does not believe it will need to amend its plan to benefit from the Act. The measurement date used to determine other postretirement benefit measures for the post retirement benefit plan is December 31. The change in accumulated postretirement benefit obligation ("APBO") as of December 31 is as follows (dollars in millions):

APBO, previous year	2003	2002
	$12.2	$11.3
Service cost	---	---
Interest cost	0.7	0.7
Participant's contributions	0.2	0.2
Actuarial loss	0.4	1.6
Benefits paid	(1.5)	(1.6)
APBO, September 30	$12.0	$12.2

The change in plan assets during the measurement period is as follows (dollars in millions):
Fair value, previous year	2003	2002
	---	---
Actual return	---	---
Company contribution	$1.3	$1.4
Employee contributions	0.2	0.2
Benefits paid	$(1.5)	$(1.6)
Fair value, September 30	---	---

Amounts recognized in the Consolidated Balance Sheets consist of (dollars in millions):
Funded status of the plan	2003	2002
	$(12.0)	$(12.2)
Unrecognized net loss	3.6	3.4
Unrecognized prior service cost	---	---
Unrecognized net transition asset	---	---
Net amount recognized	$(8.4)	$(8.8)
The weighted average assumptions used to determine the company's benefit obligation are as follows:
Discount rate	2003	2002
	6.00%	6.50%
Initial health care cost trend line	10.00%	11.00%
Ultimate health care cost trend rate	5.00%	5.00%
Year ultimate health care cost trend rate reached	2009	2009
The components of net periodic benefit cost are as follows (dollars in millions):
Service cost	2003	2002
	---	---
Interest cost	$0.7	$0.7
Expected return on plan assets	---	---
Amortization unrecognized
Net loss	0.2	0.1
Prior service cost	---	---
Net transition obligation	---	---
Settlement/curtailment	---	---
Net periodic benefit cost	$0.9	$0.8
The weighted average assumptions used to determine the company's net periodic benefit cost are as follows:
Discount rate	2003	2002
	6.50%	7.25%
Initial health care cost trend line	11.00%	12.00%
Ultimate health care cost trend rate	5.00%	5.00%
Year ultimate health care cost trend rate reached	2009	2009

Assumed health care cost trend rates can have a significant effect on the amounts reported for health care plans. Due to limits placed on costs for more recent retirees, however, the impact of these trends on the plan's costs is somewhat reduced. A one-percentage point change in assumed health care cost trend rates would have the following effects (dollars in millions):

Effect on total of service cost and interest cost components	1-Percentage Point Increase	1-Percentage Point Decrease
	$0.1	---
Effect on accumulated postretirement benefit obligation	$0.9	$(0.7)

 Assets and liabilities related to defined benefit pension plans and other postretirement benefit plans are recorded in "Other assets" and "Other long-term liabilities", respectively, in the consolidated balance sheets.

11. Other (Income) Expense, Net

The table below details the components of other (income) expense, net for each of the three years ended

December 31, 2003.
(dollars in thousands)
Interest income	2003	2002	2001
	$(6,600)	$(6,500)	$(6,200)
Foreign exchange losses (gains)	1,000	(300)	1,100
Legal and patent settlements, net	54,500	(5,000)	(1,200)
Asset impairments	6,100	---	---
Divisional and manufacturing restructuring	(2,500)	33,700	---
Merger termination costs	(400)	6,200	---
Other, net	400	500	400
Total other (income) expense, net	$52,500	$28,600	$(5,900)

Legal and patent settlements, net - In May 2002, the company was served with a complaint in an action entitled Nelson N. Stone, M.D., et al. v. C. R. Bard, Inc., et al., filed in the United States District Court for the Southern District of New York. The action alleged that the company breached agreements with the plaintiffs by failing to use appropriate efforts to promote the growth of a business that the company purchased from the plaintiffs, thereby depriving the plaintiffs of additional consideration, failed to pay consideration due under the agreement, and induced the sale of the company by misrepresentation. On December 19, 2003, the jury returned a verdict in the plaintiffs' favor with respect to certain of the plaintiffs' claims and awarded the plaintiffs $58.0 million. Accordingly, the company recorded a charge of $58.0 million. The company recorded this charge in other (income) expense, net and the corresponding liability in accrued expenses.  The company believes that the verdict is not supported by the evidence and that the amount of the award is grossly excessive. The company has filed post-trial motions to set aside the verdict or reduce the amount of the award and for a new trial. The company expects these motions to be decided in the first half of 2004. If unsuccessful in these motions, the company will file an appeal.

In the fourth quarter of 2003, the company reached a legal settlement on an intellectual property matter and recorded a pretax gain of $3.5 million. The cash payment associated with this gain was received in the fourth quarter of 2003.

In 2002, a $5.0 million pretax gain was recorded for the reversal of a legal accrual which had been established in 1998 in connection with the criminal conviction of three former Bard employees. The matter was finally concluded by court order in the first quarter of 2002, and, accordingly, the accrual was reversed in that period.

Asset impairments - The majority of the $6.1 million fourth quarter 2003 charge for asset impairments related to the company's pain management pump program. This program was administered internally with regard to marketing and sales and by a third-party partner for manufacture and future product development. At December 31, 2003, the company recorded $0.1 million in net sales related to pain management pump products. During the fourth quarter of 2003, the company reviewed the pain management pump program's status and anticipated development timelines. The company determined that the revised program timelines reduced the significant product features and competitive advantages that the program first promised. Most notably, the company determined that the revised timelines would not produce a product with a number one or strong number two market position. Based upon this reassessment, the company informed its partner of the company's intention to terminate the development arrangement. The asset impairment charge related primarily to the write-off of intangible and tangible assets associated with the program.

Divisional and manufacturing restructuring - During the first and third quarters of 2002, based upon reviews of administrative, divisional and manufacturing operations, the company's management, with board approval, committed to certain initiatives to eliminate excess capacity, reduce redundant positions and improve product profitability. These initiatives included the exit from two manufacturing facilities in the United States, one manufacturing facility in Europe and two administrative offices in the United States by the end of 2003. A total of 617 manufacturing, manufacturing support and administrative positions were to be eliminated at these five locations and elsewhere. The manufacturing initiatives resulted in the consolidation of manufacturing operations into existing facilities in Mexico, Malaysia and the United States.

The company accounted for these initiatives in accordance with Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." In total, the company recorded pretax charges of $33.7 million in other (income)/expense, net during 2002 ($9.1 million in the first quarter of 2002 and $24.6 million in the third quarter of 2002). These charges consisted of $19.8 million for termination benefits and $13.9 million for property, plant and equipment impairments, lease termination costs and idle facility costs.

The termination benefit charge of $19.8 million consisted of severance payments and benefit continuation payments for 617 positions. These payments were made through 2003. A charge of $8.1 million was recorded for the impairment of property, plant and equipment. This charge was determined based on the impaired assets' net book value compared to their estimated fair market value, including estimated proceeds from disposal. The company recorded a charge of $2.3 million for the estimated present value of future non-cancelable lease payments. This charge was estimated based upon the contractual terms of the agreements. The company believes that due to current market conditions sublease revenues are unlikely. The company will attempt to sell the closed facilities and either redeploy or dispose of the associated assets. The company recorded a charge of $3.5 million for idle facility costs for estimated firm operating expenses which will be incurred after the closed facilities cease production but prior to disposition. Through December 31, 2003, the company has eliminated 593 positions and closed all five facilities. The table below summarizes the 2002 restructuring charges and associated accruals for the two years ended December 31, 2003.

(dollars in thousands)	Beginning Balance	Cash Paid	Non-cash Charges	12/31/02 Accrual	Cash Paid	Adjust- ments	12/31/03 Accrual
Restructuring provisions
Termination benefits	$19,800	$(8,200)	---	$11,600	$(6,800)	($2,500)	$2,300
Property, plant and equipment impairment	8,100	---	$(8,100)	---	---	---	---
Lease termination	2,300	---	---	2,300	(500)	(200)	1,600
Idle facility costs	3,500	---	(300)	3,200	(1,200)	(1,500)	500
Total restructuring provisions	$33,700	($8,200)	($8,400)	$17,100	($8,500)	($4,200)	$4,400

The 2003 accrual reduction of $4.2 million was offset by incremental expense related to the shortfall in the estimated proceeds for the closed manufacturing facilities of approximately $1.7 million. The net adjustment to 2002 divisional and manufacturing restructuring recorded in other (income) expense, net was $2.5 million.

Merger termination costs - On May 29, 2001, Bard entered into an agreement that provided for the merger of Bard with a subsidiary of Tyco International Ltd. ("Tyco Merger Agreement"). On February 6, 2002, Bard and Tyco agreed to terminate this agreement. Each company agreed to bear its own costs and expenses. Neither company paid a break-up fee. In the first quarter of 2002, the company recorded a pretax charge of $6.2 million associated with the termination of the Tyco Merger Agreement. In the fourth quarter of 2003, the company reversed the remaining accruals for termination costs and recorded a pretax gain of $0.4 million.

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
(dollars in thousands)	2003	2002	2001
Net sales
United States	$1,020,400	$928,700	$862,500
Europe	258,700	215,200	195,200
Japan	73,300	64,100	61,300
Rest of World	80,700	65,800	62,300
Total net sales	$1,433,100	$1,273,800	$1,181,300
Income before tax provision	$233,200	$211,000	$204,900

Long-lived assets
United States	$681,800	$544,400	$497,400
Europe	111,200	79,100	71,100
Japan	---	---	---
Rest of World	11,500	7,800	7,800
Total long-lived assets	$804,500	$631,300	$575,700
Capital expenditures	$72,100	$41,000	$27,400
Depreciation and amortization	$44,700	$42,300	$53,200
The following table presents total net sales by disease state management.
(dollars in thousands)	2003	2002	2001
Vascular	$307,300	$259,700	$250,900
Urology	451,500	419,700	390,100
Oncology	336,300	299,000	274,600
Surgery	272,300	229,500	205,200
Other products	65,700	65,900	60,500
Total net sales	$1,433,100	$1,273,800	$1,181,300

13. Unaudited Interim Financial Information

The following table sets forth unaudited quarterly financial information for the years ended 2003 and 2002

(dollars in thousands except per share amounts):
2003	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
Net sales	$335,900	$354,200	$361,800	$381,200	$1,433,100
Cost of goods sold	$146,200	$152,600	$154,700	$155,900	$609,400
Income before taxes	$64,700	$68,200	$71,100	$19,200	$223,200
Net income	$46,900	$49,500	$51,500	$20,600	$168,500
Per share information:
Basic earnings per share	$0.91	$0.96	$0.99	$0.40	$3.26
Diluted earnings per share	$0.89	$0.94	$0.98	$0.39	$3.20

In addition to interest income and foreign exchange gains and losses, other (income) expense, net in 2003 included the following items: a charge for a legal verdict in the amount of $58.0 million before tax ($35.5 million after-tax; $0.67 diluted earnings per share), a gain from a legal settlement of $3.5 million before tax ($2.1 million after-tax; $0.04 diluted earnings per share), the final adjustment of 2002 restructuring charges and reserves for unusual items of $2.9 million before tax ($1.8 million after-tax; $0.03 diluted earnings per share) and a charge for product line asset write-downs of $6.1 million before tax ($3.6 million after-tax; $0.07 diluted earnings per share).

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

In addition to interest income and exchange gains and losses, third quarter 2002 other (income) expense, net includes charges related to the realignment of certain divisional and manufacturing operations of $24.6 million pretax and a $3.5 million tax credit included in income tax provision related to a change in a statutory tax rate resulting in a combined net impact of $14.8 million after tax, $0.28 diluted earnings per share. In addition to interest income and exchange gains and losses, first quarter 2002 other (income) expense, net includes unusual charges related to the termination of the Tyco merger of $6.2 million pretax ($4.0 million after tax; $0.08 diluted earnings per share), divisional and manufacturing consolidation projects of $2.6 million pretax ($1.7 million after tax; $0.03 diluted earnings per share) and corporate severance related costs of $6.5 million pretax ($4.2 million after tax; $0.08 diluted earnings per share). These charges were offset with the reversal of certain legal accruals of $5.0 million pretax ($3.0 million after tax; $0.06 diluted earnings per share).

C. R. BARD, INC. AND SUBSIDIARIES

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a) Based on their evaluations as of the end of the period covered by this report, the company's chief executive officer and chief financial officer have concluded that the company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) There were no changes in the company's internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule 15d-15(d) of the Exchange Act that occurred during the company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

C. R. BARD, INC. AND SUBSIDIARIES

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors of the Registrant

Information with respect to Directors of the company is incorporated herein by reference to the material contained under the heading "Proposal No. 1 - Election of Directors" in the company's definitive Proxy Statement for its 2004 annual meeting of shareholders.

Executive Officers of the Registrant

Information with respect to Executive Officers of the company begins on page I-9 of this filing.

The information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the company's definitive Proxy Statement for its 2004 annual meeting of shareholders is incorporated herein by reference.

The information contained under the caption "The Board of Directors and Committees of the Board - Board Committees - Audit Committee," as it relates to the designation of an "audit committee financial expert" and the identification of the members of the Audit Committee, and under the caption "Director Independence," as it relates to the "audit committee financial expert," in the company's definitive Proxy Statement for its 2004 annual meeting of shareholders is incorporated herein by reference.

Code of Ethics

The company has adopted, and will post on its website at www.crbard.com prior to its 2004 annual meeting of shareholders, a Code of Ethics for Senior Financial Officers that applies to the company's chief executive officer, chief financial officer and controller. The company intends to disclose any amendments to, or waivers from, the Code of Ethics on the website set forth above. A copy of the Code of Ethics for Senior Financial Officers is available free of charge, upon written request sent to C. R. Bard, Inc., 730 Central Avenue, Murray Hill, New Jersey 07974, Attention: Secretary.

Item 11. Executive Compensation

The information contained under the caption "Summary Compensation Table," "Certain Compensation Arrangements," "Compensation of Outside Directors," "Option Grants in Last Fiscal Year," "Aggregated Option Exercises in Last Fiscal Year, and Fiscal Year-End Option Values" and "Pension Table" in the company's definitive Proxy Statement for its 2004 annual meeting of shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information contained under the captions "Securities Ownership of Certain Beneficial Owners," "Securities Ownership of Management" and "Equity Compensation Plan Information" in the company's definitive Proxy Statement for its 2004 annual meeting of shareholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Not applicable.

Item 14. Principal Accounting Fees and Services.

The information contained under the caption "Fiscal 2003 and 2002 Audit Firm Fee Summary" and "Audit Committee Pre-Approval Policies and Procedures" in the company's definitive Proxy Statement for its 2004 annual meeting of shareholders is incorporated herein by reference.

C. R. BARD, INC. AND SUBSIDIARIES

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)

l. Financial Statements. See Index to Consolidated Statements at Item 8 page II-21 of this report.

2. Financial Statement Schedules.

Schedule II. Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002 and 2001.

	Balance	Charges to		Balance
	Beginning	Costs and		End
(dollars in thousands)	of Year	Expenses	Deductions (1)	of Year

Year Ended December 31, 2003
Allowance for inventory obsolescence	$35,500	$15,400	$(14,300)	$36,600
Allowance for doubtful accounts	19,100	2,000	600	21,700
Totals	$54,600	$17,400	$(13,700)	$58,300

	Balance	Charges to		Balance
	Beginning	Costs and		End
(dollars in thousands)	of Year	Expenses	Deductions (1)	of Year

Year Ended December 31, 2002
Allowance for inventory obsolescence	$34,800	$18,800	$(18,100)	$35,500
Allowance for doubtful accounts	17,800	2,400	(1,100)	19,100
Totals	$52,600	$21,200	$(19,200)	$54,600

	Balance	Charges to		Balance
	Beginning	Costs and		End
(dollars in thousands)	of Year	Expenses	Deductions (1)	of Year

Year Ended December 31, 2001
Allowance for inventory obsolescence	$33,600	$17,500	$(16,300)	$34,800
Allowance for doubtful accounts	17,800	1,500	(1,500)	17,800
Totals	$51,400	$19,000	$(17,800)	$52,600

1 - Includes writeoffs and the impact of exchange.

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

10

William H. Longfield Change of Control Agreement, dated as of July 12, 1989, as amended as of July 13, 1994, filed as Exhibit 10b to the company's 1994 Annual Report on Form 10-K, is incorporated herein by reference.

10c

C. R. Bard, Inc. Amended and Restated Supplemental Executive Retirement Agreement With William H. Longfield dated as of October 11, 2000 effective as of January 12, 1994, filed as Exhibit 10c to the company's September 30, 2000 Form 10-Q, is incorporated herein by reference.

10d*	C. R. Bard, Inc. 1990 Stock Option Plan, filed as Exhibit 10h to the company's 1993 Annual Report on Form 10-K, is incorporated herein by reference.
10e*	C. R. Bard, Inc. 1989 Employee Stock Appreciation Rights Plan, filed as Exhibit 10i to the company's 1993 Annual Report on Form 10-K, is incorporated herein by reference.
10f*	C. R. Bard, Inc. Amended Agreement and Plans Trust amended and restated as of April 15, 2002 filed as Exhibit 10f to the company's June 30, 2002 Form 10-Q, is incorporated herein by reference.
10g*

Forms of Supplemental Insurance/Retirement Plan, Plan I - For new corporate officer when previous agreement as non-officer exists, Plan II - For new corporate officer when no previous agreement exists, filed as Exhibit 10k to the company's 1993 Annual Report on Form 10-K, is incorporated herein by reference.

10h*

Stock Equivalent Plan For Outside Directors of C. R. Bard, Inc. amended and restated as of October 10, 2001, filed as Exhibit 10h to the company's 2001 Annual Report on Form 10-K, is incorporated herein by reference.

10i*	Deferred Compensation Contract Deferral of Directors' Fees, as amended, filed as Exhibit 10m to the company's 1993 Annual Report on Form 10-K, is incorporated herein by reference.
10j*	1988 Directors Stock Award Plan of C. R. Bard, Inc. amended and restated as of March 1, 2002, filed as Exhibit 10j to the company's Annual Report on Form 10-K, is incorporated herein by reference.
10k*	C. R. Bard, Inc. Excess Benefit Plan as of July 13, 1988, filed as Exhibit 10o to the company's 1993 Annual Report on Form 10-K, is incorporated herein by reference.

C. R. BARD, INC. AND SUBSIDIARIES

3. Exhibits (continued)
Number
10l*	C. R. Bard, Inc. Supplemental Executive Retirement Plan, dated as of July 13, 1988, filed as Exhibit 10p to the company's 1993 Annual Report on Form 10-K, is incorporated herein by reference.
10m*

C. R. Bard, Inc. 1994 Executive Bonus Plan, filed as Exhibit 10 to the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, File No. 1-6926, is incorporated herein by reference.

10n*	C. R. Bard, Inc. Long-Term Performance Incentive Plan effective as of January 1, 1977, filed as Exhibit 10r to the company's 1993 Annual Report on Form 10-K, is incorporated herein by reference.
10o*	Forms of Deferred Compensation Contract Deferral of Discretionary Bonus, filed as Exhibit 10s to the company's 1993 Annual Report on Form 10-K, is incorporated herein by reference.
10p*	Forms of Deferred Compensation Contract Deferral of Salary, filed as Exhibit 10t to the company's 1993 Annual Report on Form 10-K, is incorporated herein by reference.
10q*	1993 Long Term Incentive Plan of C. R. Bard, Inc., as amended effective October 9, 2002, filed as Exhibit 10q to the company's September 30, 2002 Form 10-Q, is incorporated herein by reference.
10r*	John H. Weiland Change of Control Agreement, dated as of March 11, 1996, filed as Exhibit 10w to the company's 1995 Annual Report on Form 10-K, is incorporated herein by reference.
10t*	Timothy M. Ring Change of Control Agreement, dated as of March 12, 1996, filed as Exhibit 10y to the company's 1995 Annual Report on Form 10-K, is incorporated herein by reference.
10v*	Charles P. Grom Change of Control Agreement, dated as of December 11, 1996, filed as Exhibit 10aa to the company's 1996 Annual Report on Form 10-K, is incorporated herein by reference.
10w*	Nadia J. Bernstein Change of Control Agreement, dated as of February 8, 1999, filed as Exhibit 10x to the company's 1998 Annual Report on Form 10-K, is incorporated herein by reference.
10z*	C. R. Bard, Inc. Management Stock Purchase Plan, amended and restated as of July 10, 2002, filed as Exhibit 10z to the company's 2002 Annual Report on form 10-K, is incorporated herein by reference.
10aa*	1998 Employee Stock Purchase Plan, amended as of July 1, 2000, filed as Exhibit 10aa to the company's March 31, 2003 Form 10-Q, is incorporated herein by reference.
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
10ag*

Supplemental Retirement Benefits for William H. Longfield dated October 11, 2000, as amended, filed as Exhibit 10ag to the company's 2002 Annual Report on form 10-K, is incorporated herein by reference.

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
10al*

C. R. Bard, Inc. First Amendment To Amended And Restated Supplemental Executive Retirement Agreement With William H. Longfield, filed as Exhibit 10al to the company's 2002 Annual Report on form 10-K, is incorporated herein by reference.

10am*	2003 Long Term Incentive Plan of C. R. Bard, Inc., filed as Exhibit 10am to the company's March 31, 2003 Form 10-Q, is incorporated herein by reference.
10an*	Scott T. Lowry Change of Control Agreement, dated as of April 16, 2003, filed as Exhibit 10an to the company's March 31, 2003 form 10-Q, is incorporated herein by reference.
10ao*

Form of Change of Control Agreements with each of Amy D. Paul and Brian P. Kelly dated June 1, 2003, Christopher D. Ganser dated July 1, 2003, Brian R. Barry dated September 1, 2003 and John A. DeFord, Ph.D. dated January 20, 2004

10ap*

Form of Amendment dated May 5, 2003 to Change of Control Agreements with each of William H. Longfield, Timothy M. Ring, John H. Weiland, Todd C. Schermerhorn, Nadia J. Bernstein, Joseph A. Cherry, Charles P. Grom, James L. Natale, Bronwen K. Kelly, Robert L. Mellen and Scott T. Lowry.

12.1	Computation in Support of Ratio of Earnings to Fixed Charges.
14	Code Of Ethics For Senior Financial Officers Of C. R. Bard, Inc.
21	Subsidiaries of registrant
23.1	Independent Auditors' Consent
23.2	Information Regarding Consent of Arthur Andersen LLP

C. R. BARD, INC. AND SUBSIDIARIES

3. Exhibits (continued)
Number
31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15-d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
99	Indemnity agreement between the company and each of its directors and officers, filed as Exhibit 99 to the company's 1993 Annual Report on Form 10-K, is incorporated herein by reference.
*	Each of these exhibits listed under the number 10 constitutes a management contract or a compensatory plan or arrangement.
All other exhibits are not applicable.

(b) Reports on Form 8-K

On December 19, 2003, the registrant filed a current report on Form 8-K Item 5 to disclose that in the action entitled Nelson N. Stone, M.D. et al. v. C. R. Bard, Inc., et al., a jury had returned a verdict in favor of the plaintiffs and awarded the plaintiffs $58.0 million.

C. R. BARD, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
C. R. BARD, INC. (Registrant)
Date: March 11, 2004	By:	Todd C. Schermerhorn /s/ Todd C. Schermerhorn Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signatures	Title	Date
Timothy M. Ring /s/ Timothy M. Ring	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2004

Todd C. Schermerhorn /s/ Todd C. Schermerhorn	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 11, 2004

Charles P. Grom /s/ Charles P. Grom	Vice President and Controller (Principal Accounting Officer)	March 11, 2004

C. R. BARD, INC. AND SUBSIDIARIES
Signatures	Title	Date

Marc C. Breslawsky /s/ Marc C. Breslawsky	Director	March 11, 2004

T. Kevin Dunnigan /s/ T. Kevin Dunnigan	Director	March 11, 2004

Herbert L. Henkel /s/ Herbert L. Henkel	Director	March 11, 2004
William H. Longfield /s/ William H. Longfield	Director	March 11, 2004
Theodore E. Martin /s/	Director	March 11, 2004
Theodore E. Martin

Anthony Welters /s/ Anthony Welters	Director	March 11, 2004

Tony L. White /s/ Tony L. White	Director	March 11, 2004

Exhibit 14

C. R. BARD, INC. AND SUBSIDIARIES

CODE OF ETHICS FOR SENIOR FINANCIAL OFFICERS OF C. R. BARD, INC.

Introduction

The Chief Executive Officer, Chief Financial Officer and Controller (collectively, the "Covered Officers") of C. R. Bard, Inc. (the "Company") must adhere to this Code of Ethics for Senior Financial Officers, in addition to all other applicable Company policies. This Code of Ethics shall constitute the Company's code of ethics for senior financial officers, as required by Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission (the "SEC") promulgated thereunder.

Conflicts of Interest

The Covered Officers must promote a culture of honesty and integrity throughout the Company and avoid conflicts of interest with the Company. The Covered Officers should avoid actual or apparent conflicts of interest between personal and professional relationships. Any situation, transaction or relationship that involves, or may reasonably be expected to involve, a conflict of interest with the Company must be disclosed immediately to the Compliance Coordinator.

SEC Filings and Public Communications

The Covered Officers are responsible for promoting the full, fair, accurate, timely and understandable disclosure in the reports and documents that the Company files with, or submits to, the SEC and in other public communications made by the Company. The Covered Officers must comply with, and oversee the effectiveness of, the Company's disclosure controls and procedures, as may be amended from time to time, and must promptly bring to the attention of the Disclosure Committee any material information of which he or she may become aware that affects any public disclosure made by the Company. In addition, the Covered Officers are prohibited from directly or indirectly taking any action to fraudulently influence, coerce, manipulate or mislead the Company's independent public auditors for the purpose of rendering the financial statements of the Company misleading.

Compliance with Applicable Laws, Rules and Regulations

It is the policy of the Company to comply with all applicable laws, rules and regulations of federal, state and local governments and other regulatory agencies that affect the conduct of the Company's business and financial reporting. The Covered Officers are expected to be familiar with the legal and regulatory requirements applicable to their business responsibilities and to fulfill their duties in accordance with these laws, rules and regulations.

Waiver

Waivers, including implicit waivers, of this Code of Ethics may only be granted by the Board of Directors or the Audit Committee and will be disclosed in accordance with applicable securities laws.

Compliance with this Code of Ethics; Reporting Violations

Compliance with this Code of Ethics is mandatory. Each Covered Officer shall promptly report any information he or she may have concerning evidence of any material violation of the securities or other laws, rules or regulations applicable to the Company and the operation of its business, by the Company, or any of its agents, and any violation of this Code of Ethics to the General Counsel. The Audit Committee or the Board of Directors may determine, or designate appropriate persons to determine, appropriate disciplinary action, up to and including termination of employment, in the event of any such violation.

C. R. BARD, INC. AND SUBSIDIARIES

Exhibit 12.1 - Computation of Ratio of Earnings to Fixed Charges

	Year Ended December 31,
	2003	2002	2001	2000	1999	1998

Earnings before taxes	$223,200	$211,000	$204,900	$154,000	$173,300	$464,400
Add (Deduct):
Fixed charges	17,900	17,700	19,100	24,500	24,200	31,400
Undistributed earnings of less than 50% owned companies carried at equity	(2,000)	(1,100)	(2,000)	(2,900)	(2,700)	(800)
Earnings available for fixed charges	$239,100	$227,600	$222,000	$175,600	$194,800	$495,000

Fixed charges:
Interest, including amounts capitalized	$12,500	$12,600	$14,200	$19,300	$19,300	$26,400
Proportion of rent expense deemed to represent interest factor	5,400	4,800	4,900	5,200	4,900	5,000
Fixed charges	$17,900	$17,400	$19,100	$24,500	$24,200	$31,400

Ratio of earnings to fixed charges	13.36	13.08	11.62	7.17	8.05	15.76

C. R. BARD, INC. AND SUBSIDIARIES

Exhibit 21

Parents and Subsidiaries of Registrant

The following table lists, as of December 31, 2003, the company and its significant subsidiaries and indicates the jurisdiction of organization of each subsidiary and the percentage of voting securities owned by the immediate parent of each subsidiary.
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

Exhibit 23.1

Independent Auditors' Consent

The Shareholders and Board of Directors of

C. R. Bard, Inc.:

We consent to the incorporation by reference in the registration statements (Nos. 333-86668, 333-59156, 333-55684, 333-78089, 333-51793, 333-69857, 333-30217, 333-07189, 33-63147, 33-35544, 33-64874 and 333-104683) on Form S-8 and (No. 333-05997) on Form S-3 of C. R. Bard, Inc. and subsidiaries of our report dated February 18, 2004, with respect to the consolidated balance sheets of C. R. Bard, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' investment, and cash flows for the years then ended, and the related 2003 and 2002 consolidated financial statement schedule, which report appears in the December 31, 2003 annual report on Form 10-K of C. R. Bard, Inc.

Our report dated February 18, 2004 contains an explanatory paragraph relating to the fact that the consolidated financial statements of C. R. Bard, Inc. and subsidiaries as of December 31, 2001 and for year then ended were audited by other auditors who have ceased operations. As described in Note 4 to the consolidated financial statements, those consolidated financials statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the company as of January 1, 2002. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of C. R. Bard, Inc. and subsidiaries other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/ KPMG LLP

Short Hills, New Jersey

March 11, 2004

Exhibit 23.2

Information Regarding Consent of Arthur Andersen LLP

On May 7, 2002, the Board of Directors of C. R. Bard, Inc. (the "Company"), upon recommendation of the Audit Committee, made a determination not to engage Arthur Andersen LLP ("Arthur Andersen") as the Company's independent public accountants. See the Company's Current Report on Form 8-K filed on May 10, 2002 for additional information. After reasonable efforts, the Company has been unable to obtain Arthur Andersen's written consent to the incorporation by reference into the Company's registration statements (Nos. 333-86668, 333-59156, 333-55684, 333-78089, 333-51793, 333-69857, 333-30217, 333-07189, 33-63147, 33-35544, 33-64874, 333-05997 and 333-104683) (collectively, the "Registration Statements") of Arthur Andersen's previously issued audit report with respect to the Company's consolidated financial statements as of December 31, 2001 and for each of the years in the two year period then ended. Under these circumstances, Rule 437a under the Securities Act of 1933, as amended (the "Securities Act"), permits the Company to file this Annual Report on Form 10-K, which is incorporated by reference into the Registration Statements, without a written consent from Arthur Andersen. However, with respect to transactions in the Company's securities pursuant to the Registration Statements that occur subsequent to the date this Annual Report on Form 10-K is filed with the Securities and Exchange Commission, Arthur Andersen will not have any liability under Section 11(a) of the Securities Act for any untrue statements of a material fact contained in the financial statements audited by Arthur Andersen or any omissions of a material fact required to be stated therein. Accordingly, no claim can be asserted against Arthur Andersen under Section 11(a) of the Securities Act because Arthur Andersen has not consented to the incorporation by reference of its previously issued audit report into the Registration Statements.

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

Date: March 11, 2004

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

Date: March 11, 2004

/s/ Todd C. Schermerhorn

Todd C. Schermerhorn

Senior Vice President and Chief Financial Officer

EXHIBIT 32.1
SECTION 1350 CERTIFICATIONS

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the annual report of C. R. Bard, Inc. on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Timothy M. Ring, Chairman and Chief Executive Officer of C. R. Bard, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of C. R. Bard, Inc.

/s/ Timothy M. Ring

Name: Timothy M. Ring

Date: March 11, 2004

EXHIBIT 32.2
SECTION 1350 CERTIFICATIONS

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the annual report of C. R. Bard, Inc. on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Todd C. Schermerhorn, Senior Vice President and Chief Financial Officer of C. R. Bard, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of C. R. Bard, Inc.

/s/ Todd C. Schermerhorn

Name: Todd C. Schermerhorn

Date: March 11, 2004