Form 10-Q
period 2004-03-31
BARD C R INC /NJ/
filed 2004-04-30
CIK 9892

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004

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

Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	X	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at March 31, 2004
Common Stock - $0.25 par value	52,169,303

C. R. BARD, INC. AND SUBSIDIARIES

INDEX

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, other than par values, unaudited)
	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$458,400	$417,400
Short-term investments	4,600	4,600
Accounts receivable, net	242,700	224,100
Inventories	160,000	156,500
Short-term deferred tax assets	51,200	58,900
Other current assets	17,800	13,600
Total current assets	934,700	875,100
Net property, plant and equipment	235,200	222,700
Intangible assets, net of amortization	161,600	137,800
Goodwill	356,200	354,000
Long-term deferred tax assets	9,700	12,400
Other assets	89,000	90,000
	$1,786,400	$1,692,000
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$600	$16,600
Accounts payable	60,400	56,100
Accrued expenses	230,200	254,800
Federal and foreign income taxes	96,500	94,400
Total current liabilities	387,700	421,900
Long-term debt	151,400	151,500
Other long-term liabilities	82,100	72,900
Commitments and contingencies	---	---
Noncontrolling interest	19,000	---
Shareholders' investment:
Preferred stock, $1 par value, authorized 5,000,000 shares; none issued	---	---
Common stock, $0.25 par value, authorized 300,000,000 shares; issued and outstanding 52,169,303 shares at March 31, 2004 and 51,754,871 shares at December 31, 2003	13,000	12,900
Capital in excess of par value	390,900	338,700
Retained earnings	739,900	703,200
Accumulated other comprehensive loss	19,800	100
Unearned compensation	(17,400)	(9,200)
Total shareholders' investment	1,146,200	1,045,700
	$1,786,400	$1,692,000

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(shares and dollars in thousands except per share amounts, unaudited)

	For the Three Months Ended March 31,
	2004	2003

Net sales	$393,800	$335,900

Costs and expenses:
Cost of goods sold	161,600	146,200
Marketing, selling and administrative expense	120,700	104,100
Research and development expense	23,200	19,500
Interest expense	3,400	3,100
Other (income) expense, net	(13,400)	(1,700)
Total costs and expenses	295,500	271,200

Income before tax provision	98,300	64,700
Income tax provision	26,400	17,800

Net income	$71,900	$46,900

Basic earnings per share	$1.38	$0.91

Diluted earnings per share	$1.35	$0.89

Weighted average common shares outstanding - basic	52,000	51,700

Weighted average common shares outstanding - diluted	53,300	52,500

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

(dollars in thousands except per share amounts, unaudited)
Three Months Ended March 31, 2004	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned Compen-sation	Total
	Shares	Amount
Balance at December 31, 2003	51,754,871	$12,900	$338,700	$703,200	$100	$(9,200)	$1,045,700
Net income	---	---	---	71,900	---	---	71,900
Currency translation adjustments/other
comprehensive income	---	---	---	---	19,700	---	19,700
							91,600
Cash dividends ($0.23 per share)	---	---	---	(11,900)	---	---	(11,900)
Treasury stock retired	(250,000)	(100)	---	(23,300)	---	---	(23,400)
Employee stock plans	664,432	200	52,200	---	---	(8,200)	44,200
Balance at March 31, 2004	52,169,303	$13,000	$390,900	$739,900	$19,800	$(17,400)	$1,146,200
Three Months Ended March 31, 2003	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned Compen-sation	Total
	Shares	Amount
Balance at December 31, 2002	51,602,836	$12,900	$286,300	$640,700	$(54,500)	$(5,000)	$880,400
Net income	---	---	---	46,900	---	---	46,900
Currency translation adjustments/other	---	---	---	---	19,400	---	19,400
comprehensive income							66,300

Cash dividends ($0.22 per share)	---	---	---	(11,400)	---	---	(11,400)
Treasury stock retired	(150,000)	---	---	(8,400)	---	---	(8,400)
Employee stock plans	299,358	---	28,000	---	---	(8,900)	19,100
Balance at March 31, 2003	51,752,194	$12,900	$314,300	$667,800	$(35,100)	$(13,900)	$946,000

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)
	For The Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$71,900	$46,900

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,800	10,300
Deferred income taxes	10,400	1,700
Expenses under stock plan	1,200	4,300
Stone, et al., litigation settlement	(16,000)	---
Other legal settlements	3,900	---
Retroactive tax credits	(1,100)	---
Pension expense	3,600	3,000
Other noncash items	(1,300)	4,500

Changes in assets and liabilities:
Accounts receivable	(14,300)	(9,700)
Inventories	400	(7,500)
Other assets	---	(3,400)
Current liabilities	5,600	15,100
Other long-term liabilities	400	(2,300)
Net cash provided by operating activities	78,500	62,900

Cash flows from investing activities:
Capital expenditures	(19,900)	(14,600)
Payments made for purchases of businesses	---	(11,100)
Patents and other intangibles	(800)	(3,400)
Net cash used in investing activities	(20,700)	(29,100)

Continued on the next page.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)
	For The Three Months Ended March 31,
	2004	2003
Cash flows from financing activities:
Common stock issued for options and benefit plans	22,600	6,500
Purchase of common stock	(23,400)	(8,400)
Dividends paid	(11,900)	(11,400)
Proceeds from (repayments of) short-term borrowing, net	(16,000)	---
Principal payments of long-term borrowings	---	(300)
Net cash used in financing activities	(28,700)	(13,600)

Effect of exchange rate changes on cash and cash equivalents	8,500	6,900
Effect of variable interest entity consolidation	3,400	---
Increase in cash and cash equivalents during the period	41,000	27,100

Balance at January 1	417,400	373,700
Balance at March 31	$458,400	$400,800

	For the three months ended March 31,
(dollars in millions)	2004	2003
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$100	$100
Income Taxes	$4,300	$2,700

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nature of Operations - C. R. Bard, Inc. (the "company" or "Bard") is engaged in the design, manufacture, packaging, distribution and sales of medical, surgical, diagnostic and patient care devices. The company markets its products worldwide to hospitals, individual health care professionals, extended care facilities and alternate site facilities. Bard holds strong market positions in vascular, urology, oncology and surgical specialty products. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements as filed by the company in its 2003 Annual Report on Form 10-K.

Consolidation - The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. The consolidated financial statements as of March 31, 2004 include the accounts of the company and its majority-owned subsidiaries that are not considered variable interest entities and all variable interest entities for which the company is the primary beneficiary. All significant intercompany accounts and transactions are eliminated in consolidation. The accounts of most foreign subsidiaries are consolidated as of February 29, 2004 and November 30, 2003. No events occurred related to these foreign subsidiaries during the months of March 2004, December 2003 or March 2003 that materially affected the financial position or results of operations of the company. See below for the impact of the company's adoption of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51 (revised December 2003).

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

Research and Development - Research and development expenses comprise expenses related to internal research and development activities, milestone payments for third-party research and development activities and acquired in-process research and development costs arising from the company's business development activities. The components of internal research and development expense include: salary and benefits, allocated overhead and occupancy costs, clinical trial and related clinical manufacturing costs, contract services and other costs. All research and development costs are expensed as incurred.

Stock-Based Compensation - The company maintains various stock-based employee and director compensation plans. The company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Compensation costs that have been charged against income related to certain of the company's plans would not be materially different under SFAS No. 123 "Accounting for Stock-Based Compensation," to stock-based employee compensation ("SFAS 123"). No stock-based employee compensation cost is reflected in net income for employee option grants, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Additionally, in accordance with APB 25 and related interpretations, the company recognizes no compensation expense for the discount associated with the 1998 Employee Stock Purchase Plan of C. R. Bard, Inc. ("ESPP"). The following table illustrates the effect on net income and earnings per share if the company had applied the fair market value recognition provisions of SFAS 123.

(dollars in thousands except per share amounts)	For the Three Months Ended March 31, 2004	For the Three Months Ended March 31, 2003
Net income as reported	$71,900	$46,900
Pro forma after-tax impact of options at fair value	4,300	2,800
Pro forma after-tax impact of ESPP discount	---	---
Pro forma net income adjusted	$67,600	$44,100
Basic earnings per share as reported	$1.38	$0.91
Diluted earnings per share as reported	$1.35	$0.89
Pro forma basic earnings per share	$1.30	$0.85
Pro forma diluted earnings per share	$1.27	$0.84

The fair market value of stock options is estimated on the date of grant using the Black-Scholes option-pricing model. The following table outlines the assumptions used in the Black-Scholes model.
	For the Three Months Ended March 31, 2004	For the Three Months Ended March 31, 2003
Dividend yield	1.2%	1.6%
Risk-free interest rate	2.93%	2.73%
Expected option life in years	5.1	4.9
Expected volatility	31%	33%

The per share fair market value of stock options granted for the three months ended March 31, 2004 and 2003 were $25.61 and $16.37, respectively. The pro forma after-tax adjustment for options assumes vesting periods between two to four years. The fair market value of the ESPP discount is based upon the difference between the market price at the time of purchase and the participant's purchase price. The ESPP pro forma adjustment assumes immediate expense recognition at the time of purchase. All pro forma adjustments have been tax-affected at 35%. No other pro forma adjustments are required since the company records compensation expense for all other stock awards.

Defined Benefit Pension Plans - The company has both tax qualified and nonqualified noncontributory defined benefit pension plans ("nonqualified plans") that together cover substantially all domestic and certain foreign employees. These plans provide benefits based upon a participant's compensation and years of service. The nonqualified plans are made up of the following arrangements: a nonqualified supplemental deferred compensation arrangement and a nonqualified excess pension deferred compensation arrangement. The nonqualified supplemental deferred compensation arrangement is noncontributory and provides supplemental income to key executives of the company. The benefit is determined by the accumulation of an account balance that results from a percentage of pay credit and interest. No deferrals of pay are required from participants. The balance is paid to a participant after retirement over a 15-year period. The nonqualified excess pension deferred compensation arrangement provides benefits to key employees that cannot be provided by the qualified plan due to IRS limitations. The company uses a September 30 measurement date for all of its defined benefit pension plans. The components of net periodic benefit expense for the three months ended March 31, 2004 and 2003 are as follows.

(dollars in millions)	2004			2003
	Tax Qualified Plans	Non-qualified Plans	Total	Tax Qualified Plans	Non-qualified Plans	Total
Service cost net of employee contributions	$2.7	$0.3	$3.0	$2.4	$0.4	$2.8
Interest cost	2.6	0.4	3.0	2.3	0.5	2.8
Expected return on plan assets	(3.5)	---	(3.5)	(3.2)	---	(3.2)
Amortization/ Settlement/ Curtailment	0.8	---	0.8	0.5	0.1	0.6
Net periodic pension expense	$2.6	$0.7	$3.3	$2.0	$1.0	$3.0

Other Postretirement Benefit Plans - The company does not provide subsidized postretirement health care benefits and life insurance coverage except to a limited number of former employees.

Approximately thirty of those former employees receive a limited prescription drug plan. The components of net periodic benefit expense for the three months ended March 31, 2004 and 2003 are as follows.
(dollars in millions) Service cost	2004	2003
	$---	$---
Interest cost	0.2	0.2
Expected return on plan assets	---	---
Amortization unrecognized	---	---
Net loss	0.1	---
Prior service cost	---	---
Net transition obligation	---	---
Settlement/curtailment	---	---
Net periodic benefit cost	$0.3	$0.2

Employer Contribution to Defined Benefit and Other Postretirement Plans - The company's objective in funding its domestic tax-qualified plan is to accumulate funds sufficient to provide for all benefits and to satisfy the minimum contribution requirements of ERISA. Outside the United States, the company's objective is to fund the international retirement costs over time within the limits of minimum requirements and allowable tax deductions. The company's annual funding decisions also consider the relationship between each tax-qualified plan's asset returns compared to the plan's corresponding expense and consider the relationship between each tax-qualified plan's ABO and its corresponding funded status. From time to time, the company contributes additional amounts as it deems appropriate. For the three months ended March 31, 2004 and 2003, the company made no contributions to its U.S. tax qualified plan. For the three months ended March 31, 2004 and 2003, the company made voluntary contributions of $0.2 million and $0.2 million to the company's U.K. tax-qualified plans, respectively. The nonqualified plans and the other postretirement plans are generally not funded.

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

(dollars and shares in thousands except per share amounts)	For the Three Months Ended March 31, 2004	For the Three Months Ended March 31, 2003
Net income	$71,900	$46,900
Weighted average common shares outstanding	52,000	51,700
Incremental common shares issuable: stock options and awards	1,300	800
Weighted average common shares outstanding assuming dilution	53,300	52,500
Basic earnings per share	$1.38	$0.91
Diluted earnings per share	$1.35	$0.89

Common stock equivalents from stock options and stock awards of approximately 13,500 shares and 30,000 shares at March 31, 2004 and 2003, respectively, were not included in the diluted earnings per share calculation since their effect is antidilutive.

Inventories - Inventories are stated at the lower of cost or market. Cost components include material, labor and manufacturing overhead. For most domestic divisions, cost is determined using the last-in-first-out ("LIFO") method. Approximately 80% of the company's inventory costs are determined using LIFO. For all other inventories cost is determined using the first-in-first-out ("FIFO") method. Due to changing technologies and cost containment the difference between the valuation under the LIFO method and the FIFO method is not significant. The following is a summary of inventories at March 31:
(dollars in thousands)	March 31, 2004	December 31, 2003
Finished goods	$84,300	$84,000
Work in process	31,500	28,500
Raw materials	44,200	44,000
Total	$160,000	$156,500

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

Depreciation expense was approximately $9.4 million and $7.0 million for the first quarters ended March 31, 2004 and 2003, respectively.

Software Capitalization - Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line method over an estimated useful life of five to seven years. Capitalized software costs are included in machinery and equipment. In accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the company capitalizes certain costs associated with internal-use software such as the payroll costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internal-use software are expensed until the point at which the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires judgment in determining when a project has reached the development stage and the period over which the company expects to benefit from the use of that software. The company capitalized $9.1 million and $4.9 million of internal-use software for the quarters ended March 31, 2004 and 2003, respectively.

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

Acquisitions - On January 31, 2003, the company acquired certain assets for $11.0 million in cash from Prostate Services of America, Inc., Amertek Medical, Inc. and Alton Design, LLC, manufacturers or distributors of brachytherapy equipment and/or palladium radioactive seeds. Approximately $5 million of tax-deductible goodwill was recognized with the remaining aggregate purchase price being allocated primarily to intangible assets amortized over a 7-10 year period. Results of operations for this transaction were included in the company's consolidated results from the date of acquisition.

Goodwill and Acquired Intangible Assets - In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 was effective for the company as of January 1, 2002. SFAS 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives are no longer required to be amortized but rather are to be tested for impairment annually or more frequently if impairment indicators arise. None of the company's intangible assets have an indefinite life. Intangible assets with finite lives continue to be amortized on a straight-line basis over their useful lives. Goodwill and intangible assets have been recorded at either incurred or allocated cost. Allocated costs were based on respective fair market values at the date of acquisition.

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

Goodwill and Intangible Assets - The balances of goodwill and intangible assets are as follows:

(dollars in millions)	March 31, 2004
	Gross Carrying Value	Accumulated Amortization	Translation	Net Carrying Value	Wt. Avg. Useful Life
Patents	$118.1	$(36.3)	---	$81.8	14
Distribution agreements	20.6	(9.6)	---	11.0	19
Licenses	19.2	(8.6)	---	10.6	11
Core technologies	50.1	(1.3)	0.3	49.1	11
Other intangibles	24.3	(15.2)	---	9.1	7
Total other intangibles	$232.3	$(71.0)	$0.3	$161.6

(dollars in millions)	December 31, 2003
	Gross Carrying Value	Accumulated Amortization	Translation	Net Carrying Value	Wt. Avg. Useful Life
Patents	$117.9	$(38.8)	---	$79.1	15
Distribution agreements	20.6	(9.3)	---	11.3	19
Licenses	21.6	(11.1)	$(0.1)	10.4	12
Core technologies	23.1	(0.8)	0.2	22.5	11
Other intangibles	28.8	(14.1)	(0.2)	14.5	8
Total other intangibles	$212.0	$(74.1)	$(0.1)	$137.8
	Beginning Balance	Additions	Translation	Ending Balance
Goodwill as of March 31, 2004	$354.0	$(0.1)	$2.3	$356.2
Goodwill as of December 31, 2003	$316.1	$28.3	$9.6	$354.0

Annual forecasted amortization expense for the years 2004 through 2009 is as follows:
(dollars in millions)	2004	2005	2006	2007	2008	2009
Annual amortization expense	$17.2	$14.4	$12.7	$11.4	$11.2	$11.0

Short-Term Borrowings and Long-Term Debt - The company maintains a commercial paper program and committed credit facilities that support the company's commercial paper program. The committed facilities can also be used for other corporate purposes. The company maintains a $200.0 million five-year committed credit facility that matures in May of 2005 and a $100.0 million 364-day committed credit facility that matures in May of 2004. These facilities carry variable market rates of interest and require annual commitment fees. The company anticipates renewing its committed credit facilities in the second quarter of 2004 on similar terms. There were no commercial paper borrowings at March 31, 2004. At December 31, 2003 there were commercial paper borrowings of $15.7 million.

In December 1996, the company issued $150.0 million of 6.70 percent notes due 2026. These notes may be redeemed at the option of the note holders on December 1, 2006, at a redemption price equal to the principal amount. The market value of these notes approximates $172.8 million at March 31, 2004, assuming the notes are held to 2026. Cash payments on interest equal $0.1 million and $0.1 million for the three-month periods ended March 31, 2004 and March 31, 2003, respectively. Certain of the company's debt agreements contain customary representations, warranties and default provisions as well as restrictions that, among other things, require the maintenance of a minimum ratio of operating cash flow to interest expense and limit the amount of debt that the company may have outstanding. As of March 31, 2004, the company was in compliance with all such financial covenants.

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

On April 14, 2004, the company announced that in connection with the legal action entitled Nelson N. Stone, M.D., et al. v. C. R. Bard, Inc., et ano., filed in the United States District Court for the Southern District of New York, it had agreed with the plaintiffs to settle the litigation for $23.0 million. Under the terms of this agreement, the company also paid $19.0 million to terminate its ongoing commercial arrangements under an asset purchase agreement with the plaintiffs that otherwise would have expired in 2008. In connection with the settlement, in the first quarter of 2004 the company reversed $16.0 million of the $58.0 million charge recorded for the original verdict in the fourth quarter of 2003.

On March 16, 2004, Rochester Medical Corporation, Inc. filed a complaint against the company, another manufacturer and two group purchasing organizations under the caption Rochester Medical Corporation, Inc. v. C. R. Bard, Inc., et al. (Civil Action No. 304 CV 060, United States District Court, Eastern District of Texas). The plaintiff alleges that the company and the other defendants conspired to exclude it from the market and to maintain the company's market share by engaging in a variety of conduct in violation of state and federal antitrust laws. The plaintiff also has asserted claims for business disparagement, common law conspiracy and tortious interference with business relationships. The plaintiff seeks injunctive relief and money damages in an unspecified amount. The company intends to vigorously defend this matter. Because the litigation is in a preliminary stage, the company cannot assess the likelihood of an adverse outcome or an estimate, or a range of estimates, of potential damages. The company cannot give any assurances that this matter will not have a material adverse impact on the company's results of operations in a future period or the company's financial condition.

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

	Beginning	Charges to		Ending
	Balance	Costs and		Balance
(dollars in thousands)	12/31/03	Expenses	Deductions	3/31/04
Product warranty accruals	$1,900	500	(300)	$2,100

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

Concentration Risks - Financial instruments, which potentially subject the company to significant concentrations of credit risk, consist principally of cash investments and trade accounts receivable. The company maintains cash and cash equivalents, investments and certain other financial instruments with various major financial institutions. The company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any one institution. Concentrations of risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. However, a significant amount of trade receivables are with national health care systems in several countries. Although the company does not currently foresee a credit risk associated with these receivables, repayment is dependent upon the financial stability of those countries' national economies. Sales to distributors, which supply the company's products to many end-users, accounted for approximately 35% of the company's net sales in 2003, and sales to the five largest distributors, including the company's Medicon joint venture, combined accounted for approximately 71% of such sales.

Financial Instruments - The fair market value of cash and cash equivalents, receivables and short-term debt approximate their carrying value due to their short-term maturities. Short-term investments that have original maturities of ninety days or less are considered cash equivalents and amounted to $420.0 million and $388.4 million as of March 31, 2004 and December 31, 2003, respectively. Short-term investments which are not cash equivalents are stated at cost, which approximates their market value.

Investments in equity securities that have readily determinable fair market values are classified and accounted for as available-for-sale in "Other current assets" or "Other assets". Available-for-sale securities are recorded at fair market value, with the change in fair market value recorded, net of taxes, as a component of accumulated other comprehensive income. The fair market value of available-for-sale securities was approximately $5.1 million and $1.9 million at March 31, 2004 and December 31, 2003, respectively. At March 31, 2004, the company owned approximately 1.4 million shares of common stock of Endologix, Inc. (approximately 5% ownership).

Derivative Instruments - Bard's objective in managing its exposures to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with assets, liabilities and anticipated commitments denominated in foreign currencies. The company does not utilize derivative instruments for trading or speculation purposes. No derivative instruments extend beyond December 2004. The company has formally documented the relationships between hedging instruments and hedged items, as well as its risk management objectives. All derivative instruments are recognized on the balance sheet at fair market value. Hedge accounting is followed for derivatives that have been designated and qualify as fair market value and cash flow hedges. For derivatives that have been designated and qualify as fair market value hedges, the changes in the fair market value of highly effective derivatives, along with changes in the fair market value of the hedged assets that are attributable to the hedged risks, are recorded in current period earnings. For derivatives that have been designated and qualify as cash flow hedges, changes in the fair market value of the effective portion of the derivatives' gains or losses are reported in other comprehensive income. The company believes that all derivative instruments utilized are highly effective hedging instruments because they are denominated in the same currency as the hedged item and because the maturities of the derivative instruments match the timing of the hedged items. It is the company's policy that when a derivative instrument settles, the associated amounts in accumulated other comprehensive income are reversed to cost of goods sold or other (income) expense, net as appropriate. It is the company's policy that in the event that (1) an anticipated hedged transaction is determined to be not likely to occur or (2) it is determined that a derivative instrument is no longer effective in offsetting changes in the hedged item, the company would reverse the associated amounts in accumulated other comprehensive income to other (income) expense, net.

The company enters into readily marketable traded forward contracts and options with financial institutions to help reduce the exposure to fluctuations between certain currencies. These contracts create limited earnings volatility because gains and losses associated with exchange rate movements are generally offset by movements in the underlying hedged item.

(dollars in thousands)	March 31, 2004		December 31, 2003
	Notional Amount	Fair Value	Notional Amount	Fair Value
Yen forward currency agreements	$800	$800	$300	$300
Peso forward currency agreements	$18,000	$17,800	$20,000	$19,800
Euro option-based products	$29,700	---	$39,600	$200

A roll forward of the company's derivative financial instruments for the three month period ended March 31, 2004 is as follows:
(dollars in thousands)	Yen forward currency agreements	Peso forward currency agreements	Euro option-based products
December 31, 2003 notional amount	$300	$20,000	$39,600
New agreements	1,400	4,000	---
Expired agreements	900	6,000	9,900
March 31, 2004 notional amount	$800	$18,000	$29,700

The fair market value of financial instruments was estimated by discounting expected cash flows using quoted foreign exchange rates as of March 31, 2004 and December 31, 2003. Judgment was employed in developing estimates of fair market value; accordingly, the estimates presented herein are not necessarily indicative of the amounts that the company could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have an effect on the estimated fair market value amounts. At March 31, 2004, the net fair market value of option-based products and the incremental market-to-market of forward currency agreements are recorded in either "Other current assets" or "Accrued expenses" in the Consolidated Balance Sheet. For the three months ended March 31, 2004, the company reclassified a loss of approximately $0.3 million from accumulated other comprehensive loss to Other (income) expense, net or Cost of goods sold in the Consolidated Statement of Income as hedged intercompany balances were settled and as anticipated currency needs arose. This reclassification was net of approximately $0.2 million of associated tax effects.

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
	Three Months Ended March 31,
(dollars in thousands)	2004	2003
United States	$275,800	$242,800
Europe	75,400	57,400
Japan	19,500	18,500
Rest of World	23,100	17,200
Total	$393,800	$335,900

Income before tax provision	$98,300	$64,700

Long-lived assets	$842,000	$655,000

Capital expenditures	$19,900	$14,600

Depreciation and amortization	$13,800	$10,300

The following table represents net sales by disease state management.
	Three Months Ended March 31,
(dollars in thousands)	2004	2003
Net sales:
Vascular	$92,100	$67,600
Urology	116,500	109,300
Oncology	94,300	77,700
Surgery	75,200	64,400
Other products	15,700	16,900
Total net sales	$393,800	$335,900

Variable Interest Entities - In January 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities ("FIN 46R") which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights, and accordingly whether it should consolidate the entity. The company is required to apply FIN 46R to variable interests in variable interest entities ("VIEs") no later than the end of the first period that ends after March 15, 2004. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their fair values with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the initial fair values is not practicable, fair market value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interests of the VIE. The liabilities recognized as a result of consolidating a VIE do not represent additional claims on Bard's general assets, rather, they represent claims against the specific assets of the VIE. Conversely, assets recognized as a result of consolidating aVIE do not represent additional assets that could be used to satisfy claims against Bard's general assets.

Based upon a review of the provisions of FIN 46R, the company has identified one arrangement related to product development activities as a variable interest entity for which Bard is the primary beneficiary, thereby requiring consolidation. To date the company has paid $6.5 million to this entity in connection with this arrangement. In December 2002, the company acquired the right, but not the obligation, to purchase the assets relating to certain products of this entity. In the event that Bard does not exercise this right, consolidation of the entity would no longer be required under the provisions of FIN 46R.

The company adopted the provisions of FIN 46R as of March 31, 2004. The result of this adoption had no impact on its consolidated statement of income. The company recorded the following adjustments to its consolidated balance sheet at March 31, 2004 in connection with such adoption.
Assets	March 31, 2004
Cash	$3.4
Inventory	0.1
Equipment	0.1
Intangibles (Core Technologies)	27.0
Other Assets	0.4
Total Assets	$31.0

Liabilities
Accounts Payable	$0.1
Accrued Expenses	1.5
Long-term liabilities	10.4
Noncontrolling interest	19.0
Total liabilities and noncontrolling interest	$31.0

In addition to the variable interest entity discussed above, the company believes it has potential variable interests with two suppliers. The long-standing agreements the company has with these suppliers did not contemplate or require the exchange of financial or operational data and the company, after exhaustive efforts, has been unable to obtain sufficient information to determine whether Bard, in fact, has a variable interest in either supplier. The company presently believes it has no exposure to losses resulting from its involvement with these entities. The company has purchased $2.9 million of raw materials from these suppliers for the three months ended March 31, 2004.

New Accounting Pronouncements - In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS 123. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 are effective for all financial statements for fiscal years ending after December 15, 2002. The company adopted the disclosure portion of this statement beginning in the fiscal quarter ended March 31, 2003. The application of the disclosure portion of this standard had no impact on the company's consolidated financial position or results of operations. On April 22, 2003, the FASB determined that stock-based compensation should be recognized as a cost in the financial statements and that such cost be measured according to the fair value of stock options. The FASB issued an exposure draft, Share-Based Payment, an Amendment of FASB Statements No. 123 and 95 on March 31, 2004. The eventual adoption of this proposed statement, if issued in final form by the FASB will have a material effect on the company's consolidated financial statements.

During 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was passed into law. The reported postretirement benefit obligation in our Condensed Consolidated Balance Sheet does not reflect the effects of the Act. The company does not provide subsidized postretirement health care benefits and life insurance coverage except to a limited number of former employees. Approximately thirty of those former employees receive a limited prescription drug plan. The company has elected to defer recognition of the Act until the Financial Accounting Standards Board ("FASB") provides guidance regarding its accounting treatment. This deferral election is permitted under FASB Staff Position FAS 106-1. We do not believe the adoption of the Act will have a material impact on our consolidated results of operations and financial position.

Subsequent Events - On April 21, 2004, the company announced that its Board of Directors approved a two-for-one stock split, to be effected in the form of a share dividend. The record date for the stock split is May 17, 2004 with the additional shares of common stock to be distributed to shareholders on May 28, 2004. All share and per share amounts reported herein do not reflect the impact of the stock split as the effective date has not occurred.

On April 23, Zimmer Holdings, Inc. ("Zimmer") announced that it had completed its acquisition of privately held Implex Corp. ("Implex") for $98.6 million in cash. In addition, former Implex shareholders will be entitled to receive additional cash earn-out payments at various dates through 2006 if performance targets for the sale of certain Implex products are met. Bard owned approximately 6% of the shares of Implex. Bard anticipates receiving the initial proceeds from this transaction and booking the associated gain in the second quarter of 2004.

Item 2. Management's Discussion and Analysis of Results of Operations and of Financial Conditions

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

The company's margins and net income are driven by the company's ability to generate sales of its products and improve operating efficiency. The company's ability to improve sales over time depends in part upon its ability to successfully develop and market new products. In this regard, the company has strategically increased funding of research and development activities, with a focus on products and markets that are growing faster than 8%. For the first quarter ended March 31, 2004, the company spent approximately $23.2 million on research and development, an increase of approximately 19% from research and development spending of approximately $19.5 million in the first quarter ended March 31, 2003. The company expects research and development spending to increase in 2004 as compared to 2003. In light of the complexity of the process of developing and bringing new products to market, the company expects a lag of as much as several years before the results of the increased research and development spending are reflected in increased net sales. In addition, there can be no assurance that research and development activities will successfully generate new products at all or that new products will be successful.

In a further effort to increase sales, the company has commenced an initiative to increase its sales force. In 2003, the company increased its U.S. sales force by approximately 10% and is currently considering further expansion in both the United States and Europe.

The company also plans to generate increased sales through selective acquisitions of businesses, products and technologies. In general, the company focuses on small to medium size acquisitions of products and technologies that complement the company's existing product portfolio. In addition, the company may from time to time selectively consider acquisitions of larger, established companies under appropriate circumstances. From time to time, the company may divest lines of business in which the company is not able to profitably maintain a leadership position or for other strategic reasons.

The company has an extensive program of improving manufacturing efficiencies. The company's program of improved manufacturing efficiency and its past restructuring activities have resulted in sustained improvement of both margins and cash flow. Gross margins improved by 22.4% in the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003. The improved cash flow associated with these activities provides additional funding for the company's research and development activities and other spending initiatives discussed above.

The company has taken advantage of strong cash flow over the past several years to strengthen its balance sheet, reducing total debt to total capitalization from approximately 25% at the end of 2000 to less than 12% at March 31, 2004. Working capital increased from approximately $302.0 million to approximately $547.0 million over the same period. The company's strong financial position further enables to company to pursue the strategic initiatives discussed above.

Net Sales

Bard reported consolidated net sales for the quarter ended March 31, 2004 of $393.8 million, an increase of 17% on a reported basis (13% on a constant currency basis) over consolidated net sales for the quarter ended March 31, 2003 of $335.9 million. The geographic breakdown of net sales by the location of the external customer for the quarters ended March 31, 2004 and 2003 is presented below:

	2004	2003
United States	70%	72%
Europe	19%	17%
Japan	5%	6%
Rest of world	6%	5%
Total net sales	100%	100%

The growth in consolidated net sales in the first quarter of 2004 was partially offset by price reductions resulting in a 0.7% decrease in net sales as compared to the same period in the prior-year. Consolidated net sales were also affected by the impact of exchange rate fluctuations. Exchange rate fluctuations had the effect of increasing consolidated net sales for the quarter ended March 31, 2004 by 3.9% as compared to the quarter ended March 31, 2003. The primary exchange rate movement that impacts net sales is the movement of the Euro compared to the United States dollar. The impact of exchange rate movements on net sales is not indicative of the impact on net earnings due to the offsetting impact of exchange rate movements on operating costs and expenses, costs incurred in other currencies and the company's hedging activities.

For the quarter ended March 31, 2004, Bard's United States net sales of $275.8 million increased 14% over United States net sales for the quarter ended March 31, 2003 of $242.8 million. For the quarter ended March 31, 2004, Bard's international net sales of $118.0 million increased 27% on a reported basis (13% on a constant currency basis) over international net sales for the quarter ended March 31, 2003 of $93.1 million.

Presented below is a discussion of consolidated net sales by disease state for the quarters ended March 31, 2004 and 2003.
	Product Group Summary of Net Sales
(dollars in thousands)	For the Three Months Ended March 31,
			As Reported
	2004	2003	Change
Vascular	$92,100	$67,600	36%
Urology	116,500	109,300	7%
Oncology	94,300	77,700	21%
Surgery	75,200	64,400	17%
Other	15,700	16,900	(7)%
Total net sales	$393,800	$335,900	17%

Vascular Products - Bard markets a wide range of products for the peripheral vascular market, including endovascular products, electrophysiology products and graft products. Consolidated net sales for the three months ended March 31, 2004 of vascular products increased 36% on a reported basis (27% on a constant currency basis) compared to the prior year's first quarter. United States net sales for the three months ended March 31, 2004 of vascular products grew 37% compared to the prior year's first quarter. International net sales for the three months ended March 31, 2004 increased 36% on a reported basis (18% on a constant currency basis) compared to the prior year's first quarter. The vascular group is the company's most global business, with international net sales comprising 47% of consolidated net sales of vascular products for the three months ended March 31, 2004.

Endovascular products comprised 54% of consolidated net sales of vascular products for the three months ended March 31, 2004. Consolidated net sales for the three months ended March 31, 2004 of endovascular products increased 58% on a reported basis (47% on a constant currency basis) compared to the prior year's first quarter. New products such as the company's Conquest™ PTA balloon catheter, Fluency® stent graft and Recovery® vena cava filter contributed to the growth in this category. The company saw strong performance in the three months ended March 31, 2004 from net sales of PTA catheter products, which grew over 61% on a reported basis (52% on a constant currency basis) compared to the prior year's first quarter. The company's self-expanding stent line, led by the company's innovative Luminexx™ stent, had notable performance in the three months ended March 31, 2004, growing 70% on a reported basis (57% on a constant currency basis) compared to the prior year's first quarter. The company's biopsy line, now joined by the Vacora™ vacuum-assisted biopsy device, increased 29% for the three-month period ended March 31, 2004 on a reported basis (20% on a constant currency basis).

Consolidated net sales for the three months ended March 31, 2004 of electrophysiology products increased 17% on a reported basis (8% on a constant currency basis) compared to the prior-year period. United States net sales for the three months ended March 31, 2004 of electrophysiology products grew 1% compared to the prior year's first quarter. International net sales for the three months ended March 31, 2004 of electrophysiology products increased 32% on a reported basis (15% on a constant currency basis) compared to the prior year's quarter.

Consolidated net sales for the three months ended March 31, 2004 of graft products increased 18% on a reported basis (12% on a constant currency basis) compared to the prior year's first quarter. United States net sales for the three months ended March 31, 2004 of graft products grew 15% compared to the prior year's first quarter.

Urology Products - Bard markets a wide range of products for the urology market, including basic drainage products, continence products and urological specialty products. Consolidated net sales for the three months ended March 31, 2004 of urology products were $116.5 million, an increase of 7% on a reported basis (4% on a constant currency basis) compared to the prior year's first quarter. United States net sales of urology products represented 72% of consolidated net sales of urology products for the three months ended March 31, 2004 and grew 5% compared to the prior year's first quarter. International net sales for the three months ended March 31, 2004 of urology products increased 12% on a reported basis (2% on a constant currency basis) compared to the prior year's first quarter.

Consolidated net sales for the three months ended March 31, 2004 of basic drainage products increased 8% on a reported basis (5% on a constant currency basis) compared to the prior year's first quarter. Consolidated net sales for the three months ended March 31, 2004 of infection control products grew 10% on a reported basis and constant currency basis compared to the prior year's first quarter.

Consolidated net sales for the three months ended March 31, 2004 of urological specialties, which includes brachytherapy products and services, grew 2% on a reported basis, but declined 1% on a constant currency basis compared to the prior year's first quarter. Consolidated net sales for the three months ended March 31, 2004 of brachytherapy products decreased 6% on a reported basis (-7% on a constant currency basis) compared to the prior year's first quarter. The company's brachytherapy case volume grew for the three months ended March 31, 2004 as compared to the prior-year period as a result of the company's roll-up strategy. However, pricing remains a challenge in this market due to aggressive pricing by competitors.

Continence is the smallest category in urology products. Consolidated net sales for the three months ended March 31, 2004 of continence products comprised 14% of consolidated net sales of urology products. Consolidated net sales for the three months ended March 31, 2004 of continence products increased 9% on a reported basis (5% on a constant currency basis) compared to the prior year's first quarter. The company's surgical incontinence product line continues to provide the momentum in the continence category for the three months ended March 31, 2004, growing 26% on a reported basis (23% on a constant currency basis) compared to the prior year's first quarter.

Oncology Products - The company's oncology products include specialty access products and gastrointestinal products. Consolidated net sales for the three months ended March 31, 2004 of oncology products grew 21% on a reported basis (18% on a constant currency basis) compared to the prior year. United States net sales for the three months ended March 31, 2004 of oncology products grew 17% compared to the prior year's first quarter. International net sales for the three months ended March 31, 2004 of oncology products grew 35% on a reported basis (20% on a constant currency basis) compared to the prior year's first quarter.

Consolidated net sales of specialty access products of $70.1 million comprised 74% of the oncology product group for the three months ended March 31, 2004 and increased 24% on a reported basis (21% on a constant currency basis) compared to the prior year's first quarter. For the three months ended March 31, 2004, peripherally inserted central catheters ("PICCs") continued their strong performance with growth of approximately 30% on a reported basis (28% on a constant currency basis) compared to the prior year. PICCs are catheters that are placed into a large vein in the arm and allow clinicians to access a patient's central venous system primarily for administration of chemotherapeutic agents, antibiotics, intravenous fluids and blood sampling. The company continues to see the PICC market expand as these products are being used more frequently in place of intravenous catheters. In 2003, the company introduced its new Hemosplit® dialysis access catheter with its proprietary split tip design. This catheter entered the market in mid-year and has met with strong demand. Consolidated net sales for the three months ended March 31, 2004 of dialysis catheters grew 50% on a reported basis (47% on a constant currency basis) compared to the prior year's first quarter.

Consolidated net sales for the three months ended March 31, 2004 of gastrointestinal products increased 15% on a reported basis (11% on a constant currency basis) compared to the prior year's first quarter. International net sales for the three months ended March 31, 2004 of gastrointestinal products increased 50% on a reported basis (33% on a constant currency basis) compared to the prior year's first quarter. This increase is a direct result of the company regaining business in Europe that was lost due to the company's withdrawal from a distribution agreement with Olympus Optical Co. (Europa) GmbH.

Surgical Specialty Products - Consolidated net sales for the three months ended March 31, 2004 of surgical specialty products increased 17% on a reported basis (14% on a constant currency basis) compared to the prior year's first quarter. United States net sales for the three months ended March 31, 2004 of surgical specialty products increased 13% compared to the prior year's first quarter. International net sales for the three months ended March 31, 2004 of surgical specialty products increased 32% on a reported basis (19% on a constant currency basis) compared to the prior year's first quarter.

For the three months ended March 31, 2004, the company's soft tissue repair product offerings comprised 73% of consolidated net sales of surgical specialty products. The company's ventral hernia repair franchise, led by the Ventralex® and Composix® Kugel® products, was the primary contributor to this category's growth. Consolidated net sales for the three months ended March 31, 2004 of hernia products grew 22% on a reported basis (19% on a constant currency basis) compared to the prior year's first quarter.

Other Products - The other product group includes irrigation, wound drainage and certain other equipment manufacturers' ("OEM") products. Consolidated net sales for the three months ended March 31, 2004 of other products were $15.7 million, a decrease of 7% on a reported basis (-9% on a constant currency basis) compared to the prior year's first quarter.

Costs and Expenses

The following is a summary of major costs and expenses as a percentage of net sales for the three months ended March 31, 2004 and 2003.
	2004	2003
Cost of goods sold	41.0%	43.5%
Marketing, selling and administrative	30.7%	31.0%
Research and development expense	5.9%	5.8%
Interest expense	0.8%	0.9%
Other (income) expense, net	(3.4)%	(0.5)%
Total costs and expenses	75.0%	80.7%

Cost of goods sold - The company's cost of goods sold as a percentage of net sales for the three months ended March 31, 2004 was 41.0%, a reduction of 2.5% from the cost of goods sold as a percentage of net sales for the three months ended March 31, 2003 of 43.5%. The primary reason for this lower cost of goods sold was manufacturing efficiencies driven by higher production volumes and continued manufacturing cost improvement projects. Due to continuing manufacturing efficiencies, the company expects its cost of goods sold as a percentage of net sales to continue to decline in 2004.

Marketing, selling and administrative - The company's marketing, selling and administrative costs as a percentage of net sales for the three months ended March 31, 2004 was 30.7%, essentially flat with the marketing, selling and administrative costs for the three months ended March 31, 2003 of 31.0%.

Research and development expense - Research and development expenses comprise expenses related to internal research and development activities, milestone payments for third-party research and development activities and acquired in-process research and development costs arising from the company's business development activities. The components of internal research and development expense include: salary and benefits, allocated overhead and occupancy costs, clinical trial and related clinical manufacturing costs, contract services and other costs. All research and development costs are expensed as incurred. Research and development expenditures for the three months ended March 31, 2004 of $23.2 million represented a 19% increase over the prior year's quarter expenditures of $19.5 million. The following table presents the breakdown of the company's research and development expense for the three months ended March 31, 2004 and 2003.
	2004	2003
Internal research and development activities	$23.2	$14.9
Third-party partner research and development milestones	---	4.6
Total research and development expense	$23.2	$19.5

For the three months ended March 31, 2003, the company made two milestone payments for third-party research and development milestones. The company paid $3.0 million in connection with its PTA catheter development project and paid $1.6 million in connection with its pain management pump program.

Interest expense - Interest expense for the three months ended March 31, 2004 increased slightly to $3.4 million from $3.1 million for the three months ended March 31, 2003.

Other (income) expense, net - The table below presents the components of other (income) expense, net for the three months ended March 31, 2004 and 2003.

(dollars in thousands)	2004	2003
Interest income	$(1,600)	$(1,700)
Foreign exchange losses (gains)	100	-
Stone, et al., legal settlement	(16,000)	-
Other legal settlement	3,900	-
Other, net	200	-
Total other (income) expense, net	$(13,400)	$(1,700)

Stone, et al., legal settlement - On April 14, 2004, the company announced that in connection with the legal action entitled Nelson N. Stone, M.D., et al. v. C. R. Bard, Inc., et ano., filed in the United States District Court for the Southern District of New York, it had agreed with the plaintiffs to settle the litigation for $23.0 million. Under the terms of this agreement, the company also paid $19.0 million to terminate its ongoing commercial arrangements under an asset purchase agreement with the plaintiffs that otherwise would have expired in 2008. In connection with the settlement, in the first quarter of 2004 the company reversed $16.0 million of the $58.0 million charge recorded for the original verdict in the fourth quarter of 2003.

Taxes - The following is a reconciliation between the effective tax rates and the statutory rates for the three months ended March 31, 2004 and 2003:
	2004	2003
U.S. federal statutory rate	35%	35%
State income taxes, net of federal benefit	2%	2%
Operations taxed at less than U.S. rate	(10)%	(9)%
Effective tax rate	27%	28%

During 2003, the company applied for a Malaysian high-technology pioneer grant that would provide for a full tax exemption by Malaysian Inland Revenue for five years. On February 11, 2004, the company was notified by the Malaysian Ministry of International Trade and Industry that the company's application was accepted and would be effective retroactive to July 1, 2003. The company recorded a tax credit of approximately $1.1 million in the first quarter of 2004 related to the retroactive effective date of this grant.

Net Income and Earnings Per Share

Bard reported consolidated net income for the three months ended March 31, 2004 of $71.9 million, an increase of 53% over consolidated net income for the three months ended March 31, 2003 of $46.9 million. Bard reported diluted earnings per share for the three months ended March 31, 2004 of $1.35, an increase of 52% over diluted earnings per share for the three months ended March 31, 2003 of $0.89.

The company believes that the legal settlements recorded in "other (income) expense, net", one of which resulted in a gain of $16.0 million pretax and one of which resulted in a charge of $3.9 million pretax in the quarter ended March 31, 2004, impact the comparability of the company's results of operations between periods.

Liquidity and Capital Resources

The company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Significant factors affecting the management of liquidity are: cash flows generated from operating activities, capital expenditures, investments in businesses and technologies, cash dividends and common stock repurchases. Cash provided from operations continues to be the company's primary source of funds. Should it be necessary, the company believes it could borrow adequate funds at competitive terms. The table below summarizes liquidity measures for Bard for the three months ended March 31, 2004 and 2003. See the company's disclosures related to VIEs and the adoption of FIN 46R.
(dollars in millions)	2004	2003
Cash	$38.4	$24.1
Cash equivalents	420.0	376.7
Cash and cash equivalents	$458.4	$400.8
Short-term investments	4.6	8.8
Subtotal	$463.0	$409.6
Working capital	$547.0	$483.9
Current ratio	2.41/1	2.49/1
Net cash position	$311.0	$256.6

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

The following table provides cash flow data for the three months ended March 31, 2004 and 2003.

(dollars in millions)	2004	2003
Net cash provided by operating activities	$78.5	$62.9
Net cash used in investing activities	$20.7	$29.1
Net cash used in financing activities	$28.7	$13.6

Operating activities - For the three months ended March 31, 2004, the company generated $78.5 million cash flow from operations, $15.6 million more than the cash flow from operations reported for the three months ended March 31, 2003. For the three months ended March 31, 2004, net income of $71.9 million increased $25 million over net income reported for the three months ended March 31, 2003. Adjustments to reconcile net income to net cash provided by operating activities were $14.5 million and $23.8 million for the three months ended March 31, 2004 and 2003, respectively. Depreciation expense was approximately $9.4 million for the three months ended March 31, 2004 and $7.0 million for the three months ended March 31, 2003. Amortization expense was approximately $4.4 million for the three months ended March 31, 2004 and $3.3 million for the three months ended March 31, 2003.

Investing activities - For the three months ended March 31, 2004, the company used $20.7 million in cash for investing activities, $8.4 million less than the $29.1 million used for investing activities reported for the three months ended March 31, 2003. Capital expenditures amounted to $19.9 million and $14.6 million for the three months ended March 31, 2004 and 2003, respectively. The increase for the three months ended March 31, 2004 in capital expenditures was principally for the ongoing implementation of the company's enterprise resource planning ("ERP") information system. The company expects capital expenditures to be approximately $80.0 million in 2004 as additional investments will be made in information technology systems and facilities. The company spent approximately $0.8 million for the three months ended March 31, 2004 and $14.5 million for the three months ended March 31, 2003 for the acquisition of businesses, patents, trademarks, purchase rights and other related items to augment its existing product lines. These cash expenditures were financed primarily with cash from operations and short-term borrowings.

Financing activities - For the three months ended March 31, 2004, the company used $28.7 million in cash for financing activities, $15.1 million more than the $13.6 million used for financing activities reported for the three months ended March 31, 2003. Cash flow related to financing activities included changes in borrowings, equity proceeds related to option exercises, purchases of company stock and dividend payments. Total debt was $152.0 million and $153.0 million at March 31, 2004 and 2003, respectively. Total debt to total capitalization was 11.7% and 13.9% at March 31, 2004 and 2003, respectively. For the three months ended March 31, 2004, the company spent approximately $23.4 million to purchase 250,000 shares of common stock of the company. For the three months ended March 31, 2003, the company spent approximately $8.4 million to purchase 150,000 shares of common stock of the company. At March 31, 2004, a total of 4,375,800 shares remain under the company's share purchase authorization. The company paid cash dividends of $0.23 per share for the three months ended March 31, 2004 and $0.22 per share for the three months ended March 31, 2003.

The company maintains a commercial paper program and committed credit facilities that support the company's commercial paper program. The committed facilities may also be used for other corporate purposes. The company maintains a $200.0 million five-year committed credit facility that matures in May 2005 and a $100.0 million 364-day committed credit facility that matures in May 2004. The company anticipates renewing its committed credit facilities in the second quarter of 2004 on similar terms. Interest rates and facility fees on these credit arrangements are determined by a pricing grid based on the company's long-term credit ratings. These facilities do not require compensating balances. There were no commercial paper borrowings at either March 31, 2004 or March 31, 2003, respectively. Certain of the company's debt agreements contain customary representations, warranties and default provisions as well as restrictions that, among other things, require the maintenance of minimum net worth and operating cash flow levels and limit the amount of debt that the company may have outstanding. As of March 31, 2004, the company was in compliance with all such covenants.

The company has $150.0 million of unsecured notes outstanding at March 31, 2004. The notes mature in 2026 and pay a semi-annual coupon of 6.70%. The coupon interest closely approximates the effective annual cost of the notes. The 6.70% notes due 2026 may be redeemed at the option of the note holder on December 1, 2006, at a redemption price equal to the principal amount. Assuming these notes are held to maturity, the market value of the notes approximates $172.8 million at March 31, 2004.

At March 31, 2004, the company's long-term debt was rated "BBB+" by Standard and Poor's and "Baa2" by Moody's and the company's commercial paper ratings were "A-2" by Standard and Poor's and "P-2" by Moody's. This overall financial strength gives Bard sufficient financing flexibility.

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

Critical Accounting Policies - The preparation of financial statements requires the company's management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The SEC recently issued guidance for "critical accounting policies." The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. The following is not intended to be a comprehensive list of all of the company's accounting policies. The company's significant accounting policies are more fully described in the company's notes to consolidated financial statements. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The critical accounting policies described below are areas in which management's judgment in selecting an available alternative might produce a materially different result.

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

Inventories - Inventories are stated at the lower of cost or market. For most domestic divisions, cost is determined using the last-in-first-out ("LIFO") method. For all other inventories, cost is determined using the first-in-first-out ("FIFO") method. Due to changing technologies and cost containment the difference between the inventory valuation under the LIFO method and the FIFO method is not significant.

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

Valuation of IPR&D, Goodwill and Intangible Assets - When the company acquires another company, the purchase price is allocated, as applicable, between in-process research and development ("IPR&D"), other identifiable intangible assets, tangible assets and goodwill as required by generally accepted accounting principles in the United States. IPR&D is defined as the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use. Determining the portion of the purchase price allocated to IPR&D and other intangible assets requires the company to make significant estimates. The amount of the purchase price allocated to IPR&D and other intangible assets is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods. For IPR&D, these methodologies include consideration of the risk of the project not achieving commercial feasibility.

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets, including IPR&D, of the acquired businesses. Goodwill is tested for impairment annually, or more frequently if changes in circumstance or the occurrence of events suggest an impairment exists. The test for impairment requires the company to make several estimates about fair value, most of which are based on projected future cash flows. The company's estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on the company's consolidated balance sheets and the judgment required in determining fair value amounts, including projected future cash flows.

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

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained herein or in other company documents and certain statements that may be made by management of the company orally may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Because actual results are affected by risks and uncertainties, the company cautions investors that actual results may differ materially from those expressed or implied. It is not possible to predict or identify all such risks and uncertainties, but factors that could cause the actual results to differ materially from those expressed and implied include, but are not limited to: health care industry consolidation resulting in customer demands for price concessions and contracts that are more complex and have longer terms; competitive factors, including competitors' attempts to gain market share through aggressive marketing programs, the development of new products or technologies by competitors and technological obsolescence; reduction in medical procedures performed in a cost-conscious environment; the lengthy approval time by the FDA or other government authorities to clear medical devices for commercial release; unanticipated product failures; legislative or administrative reforms to the United States Medicare and Medicaid systems or other United States or international reimbursement systems in a manner that would significantly reduce reimbursements for procedures using the company's medical devices; delays or denials of, or grants of low levels of reimbursement for procedures using newly developed devices; the acquisition of key patents by competitors that would have the effect of excluding the company from new market segments; the uncertainty of whether increased research and development expenditures will result in increased sales; unpredictability of existing and future litigation including but not limited to environmental litigation, litigation regarding product liability such as claims of alleged personal injuries as a result of exposure to natural rubber latex gloves distributed by the company as well as other product liability matters, and intellectual property matters and disputes on agreements which arise in the ordinary course of business; government actions or investigations affecting the industry in general or the company in particular; future difficulties obtaining product liability insurance on reasonable terms; efficacy or safety concerns with respect to marketed products, whether scientifically justified or not, that may lead to product recalls, withdrawals or declining sales; uncertainty related to tax appeals and litigation; future difficulties obtaining necessary components used in the company's products and/or price increases from the company's suppliers of critical components; economic factors that the company has no control over, including changes in inflation, foreign currency exchange rates and interest rates; other factors that the company has no control over, including earthquakes, floods, fires and explosions; risks associated with maintaining and expanding international operations; and the risk that the company may not achieve manufacturing or administrative efficiencies as a result of the company's restructuring, the integration of acquired businesses or divestitures. The company assumes no obligation to update forward-looking statements as circumstances change. You are advised, however, to consult any further disclosures the company makes on related subjects in the company's 10-K, 10-Q and 8-K reports.

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

In December 1996, the company issued $150.0 million of 6.70% notes due 2026. These notes may be redeemed at the option of the note holders on December 1, 2006, at a redemption price equal to the principal amount. Assuming these notes are held to maturity, the market value of the notes approximates $172.8 million at March 31, 2004.

Item 4. Controls and Procedures - The company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the company's reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In particular, in accordance with FIN 46R, the company consolidates financial information related to a variable interest entity. See "Notes to Consolidated Financial Statements - Variable Interest Entities". While the company's disclosure controls and procedures encompass the company's consolidation of the financial information related to the variable interest entity, the company does not have oversight over the entity's internal control processes. The company's management, with the participation of the company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of March 31, 2004. Based upon that evaluation and subject to the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the company's disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

The company is in the process of implementing a new ERP information system to manage its business operations. Although the transition has proceeded to date without material adverse effects, the possibility exists that its migration to the new ERP information system could adversely affect its disclosure controls and procedures or its results of operations in future periods. The process of implementing new information systems could adversely impact its ability to do the following in a timely manner: accept and process customer orders, receive inventory and ship products, invoice and collect receivables, place purchase orders and pay invoices and all other business transactions related to the finance, including order entry, purchasing and supply chain processes within the ERP systems. Any such disruption could adversely affect its results of operations and financial position.

There was no change in the company's internal control over financial reporting (other than the ongoing implementation of its new ERP information system discussed above) that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

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

On March 16, 2004, Rochester Medical Corporation, Inc. filed a complaint against the company, another manufacturer and two group purchasing organizations under the caption Rochester Medical Corporation, Inc. v. C. R. Bard, Inc., et al. (Civil Action No. 304 CV 060, United States District Court, Eastern District of Texas). The plaintiff alleges that the company and the other defendants conspired to exclude it from the market and to maintain the company's market share by engaging in a variety of conduct in violation of state and federal antitrust laws. The plaintiff also has asserted claims for business disparagement, common law conspiracy and tortuous interference with business relationships. The plaintiff seeks injunctive relief and money damages in an unspecified amount. The company intends to vigorously defend this matter. Because the litigation is in a preliminary stage, the company cannot assess the likelihood of an adverse outcome or an estimate, or a range of estimates, of potential damages. The company cannot give any assurances that this matter will not have a material adverse impact on the company's results of operations in a future period or the company's financial condition.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
January 1 - January 31, 2004	---	---	---	4,625,800
February 1 - February 29, 2004	250,000	$93.37	250,000	4,375,800
March 1 - March 31, 2004	---	---	---	4,375,800
Total	250,000	$93.37	250,000	4,375,800

On December 12, 2002, the company announced that the Board of Directors had authorized the repurchase from time to time of 5.0 million shares of the common stock of the company.

Item 4. Submission of Matters to a Vote of Security Holders

  The registrant held its Annual Meeting of Shareholders on April 21, 2004.

  Proxies for the meeting were solicited pursuant to Regulation 14; there was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement and all such nominees were elected. The results of voting for the three Class II Directors elected for a term of three years and one Class I Director elected for a term of two years were as follows:

Anthony Welters	For	43,578,076
	Withheld	883,425
Tony L. White	For	43,482,609
	Withheld	978,892
Theodore E. Martin	For	43,024,134
	Withheld	1,437,367
Timothy M. Ring	For	43,394,433
	Withheld	1,067,068

  Described below are the other matters voted upon at the Annual Meeting and the number of affirmative votes, negative votes and abstentions and broker nonvotes.

1) To approve the Amendment of the 2003 Long Term Incentive Plan of C. R. Bard, Inc.

For	28,396,503
Against	11,318,139
Abstain and Broker Nonvotes	4,746,859

2) To approve certain provisions of the 1994 Executive Bonus Plan of C. R. Bard, Inc., as amended and restated.

For	42,349,132
Against	1,706,217
Abstain and Broker Nonvotes	406,152

3) To ratify the appointment of KPMG LLP as independent public accountants for the year 2004.

For	42,128,283
Against	2,035,664
Abstain	297,554

Item 6(a). Exhibits

  Exhibit 3b - Registrant's Bylaws amended as of December 10, 2003

  Exhibit 10m* - C. R. Bard, Inc. 1994 Executive Bonus Plan
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

Item 6(b). Reports on Form 8-K

On January 28, 2004, the registrant furnished a current report on Form 8-K Item 12 to furnish its fourth quarter and full year 2003 earnings release.

On April 14, 2004, the registrant filed a current report on Form 8-K Item 5 to announce the settlement of a legal action.

On April 20, 2004, the registrant furnished a current report on Form 8-K Item 12 to furnish its first quarter 2004 earnings release.

On April 28, 2004, the registrant filed a current report on Form 8-K Item 5 to announce a two-for-one stock split.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
C. R. BARD, INC.
(Registrant)
Todd C. Schermerhorn /s/
Todd C. Schermerhorn
Senior Vice President and Chief Financial Officer

Charles P. Grom /s/
Charles P. Grom
Date: April 30, 2004	Vice President and Controller

BY-LAWS

of

C. R. BARD, INC.

(A New Jersey Corporation)

(Amended and Restated December 10, 2003)

ARTICLE I

OFFICES

The principal office of the Corporation shall be in the Borough of New Providence, County of Union, State of New Jersey. The Corporation may also establish and have such other offices as needed for the conduct of its business at such other place or places within or without the state of New Jersey as may from time to time be designated by the Board of Directors.

ARTICLE II

SEAL

The Corporate seal shall have inscribed thereon the name of the Corporation, the year of its organization, and the words, "CORPORATE SEAL, NEW JERSEY".

ARTICLE III

STOCKHOLDERS' MEETINGS

SECTION 1. Place of Meetings. Meetings of the stockholders may be held at the principal office in New Jersey or at such other place within or without the State of New Jersey as from time to time may be designated by the Board of Directors and stated in the notice of meeting.

SECTION 2. Annual Meetings. The annual meeting of stockholders for the election of Directors and the transaction of such other business as may properly be brought before the meeting shall be held on the third Wednesday in April in each year or such other date as shall be designated by the Board of Directors. If this date shall fall upon a legal holiday, the meeting shall be held on the next succeeding business day which is not a legal holiday.

SECTION 3. Business Transacted-Annual Meetings. At any annual meeting of the stockholders of the Corporation, only such business shall be conducted as shall have been brought before the meeting (a) by or at the direction of the Board of Directors or (b) by any stockholder of the Corporation who complies with the procedures set forth in this Section 3. For business properly to be brought before an annual meeting by a stockholder, the stockholder must have given timely notice thereof in proper written form to the Secretary of the Corporation. To be timely, a stockholder's notice must be delivered to or mailed and received at the principal executive offices of the Corporation not less than 90 days nor more than 120 days prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, notice by the stockholder to be timely must be so received not later than the close of business on the 10th day following the day on which public announcement of the date of the annual meeting is first made. To be in proper written form, a stockholder's notice to the Secretary shall set forth in writing as to each matter the stockholder proposes to bring before the annual meeting (a) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting, (b) the name and address, as they appear on the Corporation's books, of the stockholder proposing such business, (c) the class and number of shares of the Corporation which are beneficially owned by the stockholder and (d) any material interest of the stockholder in such business. Notwithstanding anything in the By-Laws to the contrary, no business shall be conducted at an annual meeting except in accordance with the procedures set forth in this Section 3. The chairman of an annual meeting shall, if the facts warrant, determine and declare to the meeting that business was not properly brought before the meeting in accordance with the provisions of this Section 3, and, if he should so determine, he shall so declare to the meeting and any such business not properly brought before the meeting shall not be transacted.

SECTION 4. Special Meetings. Except as otherwise provided by law, special meetings of the stockholders may be called at any time by the Chairman of the Board, the President, or a majority of the Board of Directors.

SECTION 5. Business Transacted-Special Meetings. Business transacted at any special meeting shall be confined to the purpose or purposes stated in the notice thereof.

SECTION 6. Notice of Meetings. Written notice of the annual meeting or of a special meeting, stating the time, place, and purpose or purposes of the meeting, shall be given not less than ten (10) nor more than sixty (60) days before the date of the meeting, either personally or by mail, to each stockholder of record entitled to vote at such meeting.

SECTION 7. Quorum. The holders of a majority of the stock issued and outstanding and entitled to vote thereat, represented in person or by proxy, shall constitute a quorum at all meetings of the stockholders for the transaction of business except as otherwise provided by statute or by the Restated Certificate of Incorporation. If, however, such quorum shall not be present or represented at any meeting of the stockholders, the stockholders present in person or represented by proxy shall have power to adjourn the meeting from time to time without notice other than announcement at the meeting, until a quorum shall be present or represented. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally notified.

SECTION 8. Voting. Whenever any action, other than the election of directors, is to be taken by vote of the stockholders, it shall be authorized by a majority of the votes cast at a meeting of stockholders at which a quorum is present by the holders of shares entitled to vote thereon, unless a greater plurality is required by law or by the Restated Certificate of Incorporation.

SECTION 9. Proxies. Any stockholder of record entitled to vote may be represented at any annual or special meeting of the stockholders by a duly appointed proxy. A proxy may be given in any manner, and may take any form, allowed by applicable law provided that it is filed with, or communicated to, the Secretary of the meeting before being voted.

SECTION 10. Consents to Corporate Action. (a) Action by Written Consent. Unless otherwise provided in the Certificate of Incorporation, any action required or permitted to be taken at any annual or special meeting of stockholders of the Corporation, subject to the provisions of subsections (b) and (c) of this Section 10, may be taken without a meeting upon the written consent (which shall set forth the action to be so taken) of less than all the stockholders entitled to cast at least the minimum number of votes which would be required to take such action at a meeting at which all stockholders entitled to vote thereon are present; provided, however, that prompt notice of the taking of corporate action without a meeting and by less than unanimous written consent shall be given to those stockholders who have not consented in writing.

(b) Determination of Record Date for Action by Written Consent. The record date for determining stockholders entitled to express consent to corporate action in writing without a meeting shall be fixed by the Board of Directors of the Company. Any stockholder seeking to have the stockholders of the Corporation authorize or take corporate action by written consent without a meeting shall, by written notice to the Secretary of the Corporation, request the Board of Directors to fix a record date. Upon receipt of such a request, the Secretary shall, as promptly as practicable, call a special meeting of the Board of Directors to be held as promptly as practicable. At such meeting, the Board of Directors shall fix a record date within the limitations provided in Section 14A:5-7 (or its successor provision) of the New Jersey Business Corporation Act. Notice of the record date shall be published in accordance with the rules and policies of any stock exchange on which securities of the Company are then listed. Should the Board of Directors fail to fix a record date as provided for in this paragraph (b), then the record date shall be the close of business on the day next preceding the day on which notice of the meeting is given or, if no notice is given, the day next preceding the day on which the meeting is held.

(c) Procedures for Written Consent. In the event of the delivery to the Company of a written consent or consents purporting to represent the requisite voting power to authorize or take corporate action and/or related revocations, the Secretary of the Corporation shall provide for the safe-keeping of such consents and revocations and shall engage nationally recognized independent inspectors of elections for the purpose of promptly performing a ministerial review of the validity of the consents and revocations. No action by written consent without a meeting shall be effective until such inspectors have completed their review, have determined that the requisite number of valid and unrevoked consents has been obtained to authorize the action specified in the consents, and have certified such determination for entry into the records of the Corporation kept for the purpose of recording the proceedings of meetings of stockholders.

ARTICLE IV

DIRECTORS

SECTION 1. Number and Term of Directors. The Board of Directors of the Corporation shall consist of no fewer than three and no more than fourteen Directors and shall be divided into three classes, namely, Classes I, II and III, with each class consisting of not fewer than one nor more than five Directors, as the Board of Directors shall from time to time determine. In the absence of such determination by the Board of Directors, the number shall be the number of Directors elected at the preceding Annual Meeting of Stockholders. At each Annual Meeting of Stockholders, the successors to any class of Directors whose terms shall then expire shall be elected to serve until the third Annual Meeting following their election and until their respective successors shall have been duly elected and qualified. Directors elected as hereinbefore provided may not be removed prior to the expiration of their respective terms of office without cause. Directors need not be residents of the State of New Jersey nor stockholders of the Corporation.

SECTION 2. Vacancies. Any vacancy occurring in the Board of Directors, including any vacancy resulting from an increase in the number of Directors, may be filled until the next succeeding Annual Meeting of Stockholders by the affirmative vote of a majority of the remaining Directors through less than a quorum of the Board of Directors.

SECTION 3. Notice of Stockholder Nominees. Only persons who are nominated in accordance with the procedures set forth in this Section 3 shall be eligible for election as Directors of the Corporation. Nominations of persons for election to the Board of Directors of the Corporation may be made at an annual meeting of stockholders (a) by or at the direction of the Board of Directors or (b) by any stockholder of the Corporation entitled to vote for the election of Directors at such annual meeting who complies with the procedures set forth in this Section 3. All nominations by stockholders shall be made pursuant to timely notice in proper written form to the Secretary of the Corporation. To be timely, a stockholder's notice shall be delivered to or mailed and received at the principal executive offices of the Corporation not less than 90 days nor more than 120 days prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, notice by the stockholder to be timely must be so received not later than the close of business on the 10th day following the day on which public announcement of the date of the annual meeting is first made. To be in proper written form, such stockholder's notice shall set forth in writing (a) as to each person whom the stockholder proposes to nominate for election or re-election as a Director, all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, including, without limitation, such person's written consent to being named in the proxy statement as a nominee and to serving as a Director if elected; and (b) as to the stockholder giving the notice (i) the name and address, as they appear on the Corporation's books, of such stockholder and (ii) the class and number of shares of the Corporation which are beneficially owned by such stockholder. At the request of the Board of Directors, any person nominated by the Board of Directors for election as a Director shall furnish to the Secretary of the Corporation that information required to be set forth in a stockholder's notice of nomination which pertains to the nominee. In the event that a stockholder seeks to nominate one or more Directors, the Secretary shall appoint two inspectors, who shall not be affiliated with the Corporation, to determine whether a stockholder has complied with this Section 3. If the inspectors shall determine that a stockholder has not complied with this Section 3, the inspectors shall direct the chairman of the meeting to declare to the meeting that a nomination was not made in accordance with the procedures prescribed by the By-Laws of the Corporation, and the chairman shall so declare to the meeting and the defective nomination shall be disregarded.

SECTION 4. Duties and Powers. The Board of Directors shall have the control and management of the affairs of the Corporation and shall exercise all such powers of the Corporation and do all such lawful acts and things necessary or expedient in the control and management thereof as are not by statute or by the Certificate of Incorporation or by these By-Laws directed or required to be exercised or done by the stockholders. The Directors may adopt such rules and regulations for the conduct of their meetings and the management of the Corporation as they may deem proper, not inconsistent with the laws of the State of New Jersey.

SECTION 5. Meetings of the Board of Directors. Meetings of the Board of Directors shall be held at the office of the Corporation or at any other place within or without the State of New Jersey which the Chairman of the Board, or the President or a majority of the Board of Directors may from time to time designate. There shall be an annual meeting of the Board of Directors held without notice upon the day of their election or as soon thereafter as convenient and such regular meetings, without notice, as the Board of Directors may by resolution establish. The Chairman of the Board or the President may call a special meeting of the Board of Directors and shall call a special meeting of the Board of Directors whenever requested in writing by five (5) or more Directors so to do. Not less than two (2) days prior notice shall be given to each Director by the Secretary of each special meeting of the Board of Directors. Such notice may be given by United States mail, electronic mail, telecopy, overnight or same day courier or hand delivery or in person.

A majority of the number of Directors shall constitute a quorum for the transaction of business, but the Director or Directors present, if less than a quorum, may adjourn any meeting from time to time until such quorum be present. All questions coming before the Board shall be determined and decided by a majority vote of Directors present. Each Director shall be entitled to one (1) vote at all meetings of Directors.

SECTION 6. Compensation of Directors. Directors, as such, shall not receive any stated salary for their services, but the Board may, from time to time, by resolution, fix the fees or compensation of the Directors for services as such to the Corporation, including attendance at meetings of the Board of Directors or any committee thereof. Nothing herein contained shall be construed to preclude any Director from serving the Corporation in any other capacity and receiving compensation therefor.

SECTION 7. Executive Committee. The Board of Directors shall appoint an Executive Committee from the Directors, consisting of not less than three (3) members, which Committee shall have and exercise all of the authority of the Board of Directors in the management of the Corporation, except to the extent that the exercise of such authority would violate any applicable law or regulation or applicable rule or listing standard of any stock exchange. Vacancies in the membership of the Committee shall be filled by the Board of Directors at a regular or special meeting of the Board of Directors. The Executive Committee shall keep regular Minutes of its proceedings and report the same to the Board when required. A majority of the Committee shall be necessary to constitute a quorum, and in every case the vote of the majority of the members present shall be necessary for the passage of any resolution.

SECTION 8. Other Committees. The Board of Directors may appoint any other committee, standing or special, from time to time, from among its own members or otherwise confer powers on such committee and revoke such powers and terminate the existence of such committee at its pleasure. Each such committee shall keep Minutes of its proceedings and report same to the Board when required.

ARTICLE V

NOTICES

SECTION 1. Giving of Notice. Whenever, under the provision of the law or of the Certificate of Incorporation or of these By-Laws, notice is required to be given to any Director or stockholder, it shall not be construed to mean personal notice, but such notice may be given in person or in writing, by mail, addressed to such Director or stockholder at his address as it appears on the records of the Corporation, with postage thereon prepaid. Notice to Directors may also be given by electronic mail, telecopy, overnight or same day courier or hand delivery. Notice given in person shall be deemed to be given when actually given; notice given by United States mail shall be deemed to be given at the time when the same shall be deposited in the United States mail; notice given by electronic mail or telecopy shall be deemed to be given at the time when the same shall be transmitted; and notice given by overnight or same day courier or hand delivery shall be deemed to be given at the time when the same shall be delivered.

SECTION 2. Waiver. Whenever any notice whatever is required to be given under the provisions of the statutes or under the provisions of the Certificate of Incorporation or of these By-Laws, a waiver thereof in writing signed by the person or persons entitled to such notice, whether before or after the time stated therein, shall be deemed equivalent to the giving of such notice.

ARTICLE VI

OFFICERS

SECTION 1. Election of Officers. The officers of the Corporation shall be a Chairman of the Board; a Chief Executive Officer; a President; a Chief Financial Officer; one or more Group Presidents and/or Group Vice Presidents; one or more Vice Presidents; a Secretary and a Treasurer. The Corporation may also have, at the discretion of the Board, one or more Assistant Secretaries, one or more Assistant Treasurers, and such other officers, agents and employees as it shall deem necessary. Any two (2) of the aforesaid offices may be held by the same person. Every officer shall perform such duties as the Board of Directors may from time to time designate.

The Directors, immediately after each annual meeting of stockholders, shall appoint from their number a Chairman of the Board, a Chief Executive Officer, and a President. At such meeting the Directors shall also choose one or more Vice Presidents, a Secretary and a Treasurer, none of whom need be a member of the Board.

The Board of Directors may elect such other officers as it shall deem necessary, who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the Board of Directors.

SECTION 2. Compensation. The salaries of all general managers and Corporate Officers shall be fixed by the Board of Directors.

SECTION 3. Term and Removal. The officers of the Corporation shall hold office for one (1) year and until their successors are chosen and qualified in their stead. Any officer elected or appointed by the Board of Directors may be removed at any time by the affirmative vote of a majority of the Directors. If the office of any officer becomes vacant for any reason, the vacancy shall be filled by the Board of Directors.

SECTION 4. Chairman of the Board. The Chairman of the Board shall be an Officer of the Corporation and shall preside at all meetings of the Board of Directors and stockholders. He shall assist the Board of Directors and other officers in the formulation of the policies of the Corporation and shall be available to other officers for consultation and advice. He shall have such other powers and duties as may be from time to time prescribed by the Board of Directors.

SECTION 5. Chief Executive Officer. The Chief Executive Officer shall be either the Chairman of the Board or the President as designated by the Board of Directors. Under the direction of the Board of Directors, he shall have responsibility for the general direction of the Corporation's business, policies and affairs. The Chief Executive Officer shall be empowered at any time and from time to time to issue and promulgate rules, regulations and directives relating to the conduct and the business and affairs of the Corporation. The Chief Executive Officer may hold such other offices of the Corporation as shall be designated by the Board of Directors. In the absence or disability of the Chairman of the Board, he shall preside over meetings of the Board of Directors and shareholders.

SECTION 6. President. The President shall be an officer and shall perform such duties as assigned to him by the Board of Directors or Chairman of the Board. Subject to the above, he shall have the general powers and duties of management usually vested in the office of President of the Corporation and shall have such other powers and duties as may be prescribed by the Board of Directors or the By-Laws.

SECTION 7. Chief Operating Officer. The Chief Operating Officer shall be an officer and shall have the responsibility for the active executive management and direction of the operating divisions of the Corporation, subject to the overall direction of the Chief Executive Officer and to the control of the Board of Directors. He shall have such additional powers and duties as the Chief Executive Officer or the Board of Directors may from time to time assign to him.

SECTION 8. Chief Financial Officer. The Chief Financial Officer shall be an officer, elected and designated by the Board of Directors as Chief Financial Officer, who shall be responsible: (a) for the receipt, custody and disbursement of all funds and securities of the Corporation; (b) to receive and give receipts for monies due and payable to the Corporation from any source whatsoever and deposit all such monies in the name of the Corporation in such banks, trust companies or other depositories as shall from time to time be selected; (c) to disburse the funds of the Corporation as ordered by the Chief Executive Officer or as required in the ordinary conduct of the business of the Corporation; (d) to render to the Chief Executive Officer or the Board of Directors, upon request, an account of all transactions and on the financial condition of the Corporation; and (e) in general, to perform all the duties incident to the office of Chief Financial Officer and such other duties as from time to time may be assigned by the Chief Executive Officer, or the Board of Directors.

SECTION 9. Group President/Group Vice President. The Corporation may have one or more Group Presidents and/or Group Vice Presidents. Such Group Presidents and/or Group Vice Presidents shall direct and guide such operations, divisions or groups of the Corporation as shall be assigned to them by the President or the Board of Directors, and shall assist the President in the development and formulation of overall company objectives, operating policies and plans, and shall have such additional powers and perform such additional duties as may be assigned by the President or the Board of Directors.

SECTION 10. Vice President. The Vice President, or if there shall be more than one (1), shall have such powers and perform such duties as may be assigned by the President or Board of Directors. Vice Presidents may be so designated by seniority and by function.

SECTION 11. Secretary. The Secretary shall attend all meetings of the Board of Directors and of the stockholders, and shall record all votes and the Minutes of all proceedings in a book to be kept for that purpose. The Secretary shall give or cause to be given notice of all meetings of the stockholders and the Board of Directors and shall affix the seal of the Corporation to all certificates of stock, and to such other documents as may require it, and shall have charge of the Corporation's seal, and the stock certificate book, and such other books and papers as the Board of Directors may direct, and shall cancel all surrendered stock certificates before issuing new certificates, and shall preserve such cancelled certificates. The Secretary shall also perform such other duties as the Board of Directors may from time to time prescribe.

SECTION 12. Assistant Secretary. An Assistant Secretary shall have and exercise all the powers and duties of the Secretary in case of the Secretary's absence or inability to act and shall have such other powers and perform such other duties as may be assigned to the Secretary by the Board of Directors.

SECTION 13. Treasurer. The Treasurer shall have the custody of the Corporate funds and securities and shall deposit all monies and other valuable effects in the name and to credit of the Corporation in such depositories as may be authorized by the Board of Directors. The Treasurer shall disburse the funds of the Corporation as may be ordered by the Board, taking proper vouchers for such disbursements and shall render to the Corporation an account of all transactions and of the financial condition of the Corporation. The Treasurer shall perform such other duties and have such other powers as the Board, the Chief Executive Officer, the Chief Financial Officer, or the officer to whom he shall report may from time to time prescribe.

SECTION 14. Assistant Treasurer. An Assistant Treasurer shall have and exercise all the powers and duties of the Treasurer in case of the Treasurer's absence or inability to act and shall have such other powers and perform such other duties as may be assigned by the Board of Directors.

SECTION 15. Controller. The Controller shall be the chief accounting officer of the Corporation and shall keep or cause to be kept correct records of the business and transactions of the Corporation and shall, upon request, at all reasonable times exhibit or cause to be exhibited such records at the place where such records are kept. He shall perform such other duties as from time to time may be assigned to him by the Chief Executive Officer, the President, the Chief Financial Officer or the officer to whom he shall report.

SECTION 16. General Counsel. The General Counsel shall be the chief legal officer of the Corporation and shall have, subject to the control of the Board of Directors and the Chief Executive Officer, general and active supervision and direction over the legal affairs of the Corporation. He shall have such other powers and perform such other duties as may be assigned to him by the Board of Directors, the Chief Executive Officer, or the officer to whom he shall report.

ARTICLE VII

CERTIFICATES OF STOCK

SECTION 1. Form. The certificates of stock of the Corporation shall be numbered and entered in the books of the Corporation as they are issued. They shall exhibit the holder's name and the number of shares and shall be signed by the Chairman of the Board or the President or a Vice President and the Treasurer or an Assistant Treasurer or the Secretary or an Assistant Secretary, and shall bear the Corporate seal. Such seal may be a facsimile, engraved or printed. Where certificates are manually signed by a Transfer Agent or Registrar who is not an officer or employee of the Corporation, all other signatures on the certificates may be facsimile.

SECTION 2. Transfer of Stock. Upon surrender to the Corporation or the Transfer Agent of the Corporation of a certificate of stock duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, it shall be the duty of the Corporation to issue a new certificate to the person entitled thereto and cancel the old certificates; every such transfer of stock shall be entered on the stock books of the Corporation.

SECTION 3. Holders of Record The Corporation shall be entitled to treat the holder of record of any share or shares of stock as the holder in fact thereof, and, accordingly, shall not be bound to recognize any equitable or other claims to or interest in such share on the part of any other person whether or not it shall have express or other notice thereof, except as expressly provided by the laws of New Jersey.

ARTICLE VIII

GENERAL PROVISIONS

SECTION 1. Stockholders' Record Date. Except as otherwise provided in these By-Laws, in order that the Corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action, the Board of Directors may fix, in advance, a record date, which shall not be more than sixty (60) nor less than ten (10) days before the day of such meeting, nor more than sixty (60) days prior to any other action. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.

SECTION 2. Dividends. Dividends upon the capital stock of the Corporation, subject to any provisions of the Certificate of Incorporation relating thereto, may be declared by the Board of Directors at any regular or special meeting, pursuant to law.

Before payment of any dividend, there may be set aside out of the net profits of the Corporation available for dividends such sum or sums as the Directors from time to time in their absolute discretion think proper as a reserve fund to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the Corporation, or for such other purpose as the Directors shall think conducive to the interests of the Corporation, and the Directors may modify or abolish any such reserve in the manner in which it was created.

SECTION 3. Checks. All checks or demands for money and notes of the Corporation shall be signed by such officer or officers or such other person or persons as the Board of Directors may from time to time designate.

SECTION 4. Fiscal Year. The fiscal year of the Corporation shall be fixed by resolution of the Board of Directors.

ARTICLE IX

AMENDMENTS

These By-Laws may be altered, amended, or repealed or new By-Laws may be adopted by the affirmative vote of a majority of the Board of Directors at any regular or special meeting of the Board, subject to any provisions in the Certificate of Incorporation or the statutes, reserving to the stockholders the power to adopt, amend, or repeal By-Laws, provided, however, that By-Laws made by the Board may be altered or repealed and new By-Laws made by the stockholders. The stockholders may prescribe that any By-Law made by them shall not be altered or repealed by the Board.

Exhibit 10m - C. R. Bard, Inc. 1994 Executive Bonus Plan

1994 EXECUTIVE BONUS PLAN
OF
C. R. BARD, INC.
(AS AMENDED AND RESTATED)

This is the C. R. Bard, Inc. Amended and Restated 1994 Executive Bonus Plan (the "Plan"), as authorized by the Board of Directors (the "Board") of C. R. Bard, Inc. (the "Company"), for the payment of incentive compensation to designated employees.

1. Definitions

As used in the Plan, the following terms have the following meanings:

"Code" shall mean the Internal Revenue Code of 1986, as amended.

"Committee" shall mean the Compensation Committee of the Board, or a subcommittee to which the Compensation Committee delegates its duties.

"Outside Directors" shall have the meaning ascribed to it in Section 162(m) of the Code and the regulations proposed or adopted thereunder.

2. Objectives

The objectives of the Plan are to:

- Help attract, retain and motivate the executives required to manage the Company; and

- Promote the achievement of rigorous but realistic financial goals and encourage intensive fact-based business planning.

3. Administration

The Plan will be administered by the Committee. The Committee shall consist solely of at least two Outside Directors. Subject to the provisions of the Plan, the Committee will have full authority to interpret the Plan, to establish and amend rules and regulations relating to it, to determine the terms and provisions for making awards and to make all other determinations necessary or advisable for the administration of the Plan.

4. Participation

Participation in the Plan in any fiscal year will be limited to individuals who are determined by the Board to be "executive officers".

5. Performance Goals

Bonuses hereunder will be determined based upon one or more of the following objective performance criteria: (i) consolidated earnings before or after taxes (including earnings before interest, taxes, depreciation and amortization); (ii) net income; (iii) operating income; (iv) earnings per share; (v) return on shareholders' equity (also referred to as return on investments); (vi) attainment of strategic and operational initiatives; (vii) customer income; (viii) economic value-added models; (ix) maintenance or improvement of profit margins; (x) stock price, including, without limitation, as compared to one or more stock indices; (xi) market share; (xii) revenues, sales or net sales; (xiii) return on assets; (xiv) book value per share; (xv) expense management; (xvi) improvements in capital structure; (xvii) costs and (xviii) cash flow. The foregoing criteria may relate to the Company, one or more of its subsidiaries or one or more of its divisions or units, or any combination of the foregoing, and may be applied on an absolute basis and/or be relative to one or more peer group companies or indices, or any combination thereof, all as the Committee shall determine. In addition, to the degree consistent with the Code, the performance criteria may be calculated without regard to extraordinary, unusual and/or non-recurring items. Before the commencement of each fiscal year (or no later than the time permitted pursuant to Section 162(m) of the Code (or any successor section thereto)), the Committee shall select the performance criteria and establish the performance targets and the amount of bonus (expressed as a percentage of base salary in effect on the first day of the fiscal year) payable to each participant to the extent that performance satisfies the applicable criteria, whether equal to or within a range above or below the applicable target. In the event of any change in the outstanding shares of Common Stock by reason of any stock dividend or split, recapitalization, or other similar corporate change, the performance targets shall be appropriately adjusted by the Committee to the extent applicable.

6. Maximum

No bonus payable to an individual under this Plan for a given fiscal year shall exceed $1,800,000.

7. Time and Form of Payment

(a) Payment. Except as provided in paragraph (b), of this Section 7, awards will be paid in cash as soon as practicable following the public announcement by the Company of its financial results for the fiscal year and written certification from the Committee of the extent to which the goals described in Section 5 hereof have been attained.

(b) Deferral. A participant in the Plan may, prior to the commencement of a fiscal year, elect to defer payment of all or any portion of a bonus award earned during such fiscal year. Amounts so deferred will be credited by the Company, as the Company determines, (i) to an account for the participant and will be credited with interest on a quarterly basis at (x) the average interest rate received by the Company on its United States short-term investments for the fiscal quarter for which interest is credited or (y) if no such short-term investments were held, the prime rate in effect on the last business day of the fiscal quarter announced by J. P. Morgan or, if no such rate is published, the prime rate published in The Wall Street Journal on such date or (ii) to the C. R. Bard, Inc. Management Stock Purchase Program, a program under the Company's 2003 Long Term Incentive Plan. Amounts deferred pursuant to this paragraph 7(b) shall be paid in a lump sum upon termination of employment by reason of retirement, death, disability or otherwise or in installments as requested by the participant and agreed to by the Committee.

8. Death or Disability

A participant in the Plan (or a participant's beneficiary) whose employment terminates during a fiscal year due to death or disability shall receive, after the end of the fiscal year, an amount equal to the bonus which would have been payable to such participant, pro-rated for that portion of the fiscal year during which the participant was employed.

9. Miscellaneous

(a) Amendment and Termination of the Plan. The Committee may amend, modify or terminate this Plan at any time and from time to time. Notwithstanding the foregoing, no such amendment, modification or termination shall affect payment of a bonus for a fiscal year already ended. The amendments to this Plan adopted as of April 21, 2004, shall apply with respect to fiscal years beginning with 2004.

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

(e) Communications.

(i) All notices and communications to the Committee in connection with the Plan shall be in writing, shall be delivered by first class mail, by courier or by hand, shall be addressed to the Committee and shall be deemed to have been given and delivered only upon actual receipt thereof by the Committee. All notices and communications from the Committee to a participant, beneficiary or other person which the Committee deems necessary in connection with the Plan shall be in writing and shall be delivered to the participant or beneficiary or other person at the participant's, beneficiary's or other person's address last appearing in the records of the Company.

(ii) Each participant shall file with the Committee such pertinent information concerning the participant or the participant's beneficiary as is required by the Committee.

(f) Plan Unfunded. The entire cost of this Plan shall be paid from the general assets of the Company. The rights of any person to receive benefits under the Plan shall be only those of a general unsecured creditor, and none of the Company, the Board nor the Committee shall be responsible for the adequacy of the general assets of the Company to meet and discharge Plan liabilities nor shall the Company be required to reserve or otherwise set aside funds for the payment of its obligations hereunder.

(g) Applicable Law. The Plan and all rights thereunder shall be governed by and construed in accordance with the laws of the State of New Jersey, without regard to conflicts of interest principles.

Reapproved by shareholders

April 21, 2004

Exhibit 10am - 2003 Long Term Incentive Plan of C. R. Bard, Inc.

2003 LONG TERM INCENTIVE PLAN
OF
C. R. BARD, INC.
(AS AMENDED AND RESTATED)

SECTION 1. - Purpose of the Plan

The 2003 Long Term Incentive Plan of C. R. Bard, Inc. is designed to attract and retain the services of selected employees of the Corporation and its Subsidiaries and to motivate such employees to exert their best efforts on behalf of the Corporation and its Subsidiaries by providing incentives through the granting of Awards. The Corporation expects that it will benefit from the added interest that such employees will have in the welfare of the Corporation as a result of their proprietary interest in the Corporation's success. The Plan may be used to grant equity-based awards under various compensation programs of the Corporation, as determined in the discretion of the Compensation Committee of the Board of Directors of the Corporation and in accordance with the terms hereof. The Committee shall have the full authority to establish the terms and conditions of any Award granted under the Plan, subject to the terms and limitations contained herein.

SECTION 2. - Definitions

The following capitalized terms used in the Plan have the respective meanings set forth in this Section:

(a) Act: The Securities Exchange Act of 1934, as amended (or any successor statute thereto).

(b) Award: An Option, Stock Appreciation Right or Other Stock-Based Award granted pursuant to the Plan.

(c) Board: The Board of Directors of the Corporation.

(d) Change of Control: A change of control of the nature that would be required to be reported in response to Item 1(a) of the Current Report on Form 8-K as in effect on April 16, 2003, pursuant to Section 13 or 15(d) of the Act (other than such a change of control involving a Permitted Holder); provided, that, without limitation, a Change of Control shall be deemed to have occurred if:

(i) any "person" (other than a Permitted Holder) shall become the "beneficial owner", as those terms are defined below, of capital stock of the Corporation, the voting power of which constitutes 20% or more of the general voting power of all of the Corporation's outstanding capital stock; or

(ii) individuals who, as of April 16, 2003, constituted the Board (the "Incumbent Board") cease for any reasons to constitute at least a majority of the Board; provided, that any person becoming a Director subsequent to April 16, 2003, whose election, or nomination for election by the Corporation's shareholders, was approved by a vote of at least three quarters of the Directors comprising the Incumbent Board (other than an election or nomination of an individual whose initial assumption of office is in connection with an actual or threatened election contest relating to the election of the Directors of the Corporation, which is or would be subject to Rule 14a-11 of the Regulation 14A promulgated under the Act) shall be, for purposes of the Plan, considered as though such person were a member of the Incumbent Board.

For purposes of the definition of Change of Control, the following definitions shall be applicable:

(1) The term "person" shall mean any individual, group, corporation or other entity.

(2) For purposes of this definition only, any person shall be deemed to be the "beneficial owner" of any shares of capital stock of the Corporation:

(i) which that person owns directly, whether or not of record, or

(ii) which that person has the right to acquire pursuant to any agreement or understanding or upon exercise of conversion rights, warrants, or options, or otherwise, or

(iii) which are beneficially owned, directly or indirectly (including shares deemed owned through application of clause (ii) above), by an "affiliate" or "associate" (as defined in the rules of the Securities and Exchange Commission under the Securities Act of 1933, as amended) of that person, or

(iv) which are beneficially owned, directly or indirectly (including shares deemed owned through application of clause (ii) above), by any other person with which that person or such person's "affiliate" or "associate" (defined as aforesaid) has any agreement, arrangement or understanding for the purpose of acquiring, holding, voting or disposing of capital stock of the Corporation.

(3) The outstanding shares of capital stock of the Corporation shall include shares deemed owned through application of clauses (2)(ii), (iii) and (iv), above, but shall not include any other shares which may be issuable pursuant to any agreement or upon exercise of conversion rights, warrants or options, or otherwise, but which are not actually outstanding.

(e) Code: The Internal Revenue Code of 1986, as amended (or any successor statute thereto).

(f) Committee: The Compensation Committee of the Board, or such other committee as may be designated by the Board.

(g) Corporation: C. R. Bard, Inc., a New Jersey corporation.

(h) Director: A member of the Board.

(i) Disability: Inability of a Participant to perform in all material respects his duties and responsibilities to the Corporation, or any Subsidiary of the Corporation, by reason of a physical or mental disability or infirmity which inability is reasonably expected to be permanent and has continued (i) for a period of six consecutive months or (ii) such shorter period as the Committee may reasonably determine in good faith. The Disability determination shall be in the sole discretion of the Committee.

(j) Effective Date: April 16, 2003, provided that the Plan shall have been approved by the shareholders of the Corporation.

(k) Fair Market Value: On a given date, (i) if there should be a public market for the Shares on such date, the arithmetic mean of the high and low prices of the Shares as reported on such date on the Composite Tape of the principal national securities exchange on which such Shares are listed or admitted to trading, or, if the Shares are not listed or admitted on any national securities exchange, the arithmetic mean of the per Share closing bid price and per Share closing asked price on such date as quoted on the National Association of Securities Dealers Automated Quotation System (or such market in which such prices are regularly quoted) (the "NASDAQ"), or, if no sale of Shares shall have been reported on the Composite Tape of any national securities exchange or quoted on the NASDAQ on such date, then the immediately preceding date on which sales of the Shares have been so reported or quoted shall be used, and (ii) if there should not be a public market for the Shares on such date, the Fair Market Value shall be the value established by the Committee in good faith.

(l) ISO: An Option that is also an incentive stock option granted pursuant to Section 6(d) of the Plan.

(m) LSAR: A limited stock appreciation right granted pursuant to Section 7(d) of the Plan.

(n) Other Stock-Based Awards: Awards granted pursuant to Section 8 of the Plan.

(o) Option: A stock option granted pursuant to Section 6 of the Plan.

(p) Option Price: The purchase price per Share of an Option, as determined pursuant to Section 6(a) of the Plan.

(q) Participant: An employee of the Corporation or any of its Subsidiaries who is selected by the Committee to participate in the Plan.

(r) Permitted Holder means, as of the date of determination: (i) an employee benefit plan (or trust forming a part thereof) maintained by the Corporation or any corporation or other person of which a majority of its voting power of its voting equity securities or equity interest is owned, directly or indirectly, by the Corporation (a "Controlled Entity"); (ii) the Corporation or any Controlled Entity; (iii) any entity, which directly or indirectly through a majority-owned Subsidiary, following a transaction described in paragraph (d) above, owns the stock or assets of the Corporation, and in which a majority of the combined voting power of the voting securities of such entity is held by the shareholders of the Corporation who were shareholders of the Corporation immediately prior to such transaction, in substantially the same proportion to each other that they were prior to the transaction; or (iv) an underwriter in a public offering, or purchaser in a private placement, of capital stock by the Corporation.

(s) Performance-Based Awards: Certain Other Stock-Based Awards granted pursuant to Section 8(b) of the Plan.

(t) Plan: The 2003 Long Term Incentive Plan of C. R. Bard, Inc., as amended from time to time.

(u) Shares: Shares of common stock of the Corporation.

(v) Stock Appreciation Right: A stock appreciation right granted pursuant to Section 7 of the Plan.

(w) Subsidiary: A subsidiary corporation, as defined in Section 424(f) of the Code (or any successor section thereto).

SECTION 3. - Shares Subject to the Plan

Subject to adjustment as provided in Section 9, (i) the total number of Shares which may be issued under the Plan is 5,000,000 and (ii) the maximum number of Shares for which Options and Stock Appreciation Rights or Other Stock-Based Awards under Section 8(b) may be granted during a calendar year to any Participant shall not exceed 450,000. The maximum number of Shares that may be granted as Awards of restricted Shares, unrestricted Shares and restricted Share units shall not exceed 1,200,000 shares in the aggregate. The Shares may consist, in whole or in part, of unissued Shares or treasury Shares. The issuance of Shares or the payment of cash upon the exercise of an Award or in consideration of the cancellation or termination of an Award shall reduce the total number of Shares available under the Plan, as applicable. Shares subject to Awards which are forfeited, terminate or otherwise lapse will be added back to the aggregate number of Shares available under the Plan.

SECTION 4. - Administration

The Plan shall be administered by the Committee, which may delegate its duties and powers in whole or in part to any subcommittee thereof; it is expected that such subcommittee shall consist solely of at least two individuals who are intended to qualify as "Non-Employee Directors" within the meaning of Rule 16b-3 under the Act (or any successor rule thereto) and "outside directors" within the meaning of Section 162(m) of the Code (or any successor section thereto); provided, however, that the failure of the subcommittee to be so constituted shall not impair the validity of any Award made by such subcommittee. Subject to the provisions of the Plan, the Committee shall have exclusive power to select the Participants and to determine the amount of, or method of determining, the Awards to be made to Participants. All Awards granted to Participants under the Plan shall be evidenced by an Award agreement which specifies the type of Award granted pursuant to the Plan, the number of Shares underlying the Award and all terms governing the Award, including, without limitation, terms regarding vesting, exercisability and expiration of the Award. Awards may, in the discretion of the Committee, and to the extent permitted by Section 6(a), be made under the Plan to Participants in assumption of, or in substitution for, outstanding awards previously granted by the Corporation or its affiliates or an entity acquired by the Corporation or with which the Corporation combines. The number of Shares underlying such substitute awards shall be counted against the aggregate number of Shares available for Awards under the Plan. The Shares underlying such previously outstanding awards, if such awards were Awards under this Plan, shall be added back to the aggregate number of Shares available under the Plan. The Committee is authorized to interpret the Plan, to establish, amend or rescind any rules and regulations relating to the Plan and to make any other determinations that it deems necessary or desirable for the administration of the Plan. The Committee may correct any defect or supply any omission or reconcile any inconsistency in the Plan in the manner and to the extent the Committee deems necessary or desirable. Any decision of the Committee in the interpretation and administration of the Plan, as described herein, shall lie within its sole and absolute discretion and shall be final, conclusive and binding on all parties concerned (including, but not limited to, Participants and their beneficiaries or successors). The Committee shall have the full power and authority, consistent with the provisions of the Plan, to establish the terms and conditions of any Award and to waive any such terms or conditions at any time (including, without limitation, accelerating or waiving any vesting conditions). The Committee shall require payment of any amount it may determine to be necessary to withhold for federal, state, local or other taxes as a result of the exercise, grant or vesting of an Award as a condition to such exercise, grant or vesting. Unless the Committee specifies otherwise, the Participant may elect to pay a portion or all of such withholding taxes by (a) delivery in Shares or (b) having Shares withheld by the Corporation from any Shares that would have otherwise been received by the Participant.

SECTION 5. - Limitations

No Award may be granted under the Plan after the tenth anniversary of the Effective Date, but Awards theretofore granted may extend beyond that date.

SECTION 6. - Terms and Conditions of Options

Options granted under the Plan shall be, as determined by the Committee, non-qualified or incentive stock options for federal income tax purposes, as evidenced by the related Award agreements between the Corporation and the Option recipient, and shall be subject to the foregoing and the following terms and conditions and to such other terms and conditions, not inconsistent therewith, as the Committee shall determine:

(a) Option Price. The Option Price per Share shall be determined by the Committee, but shall not be less than 100% of the Fair Market Value of the Shares on the date an Option is granted, except for Options granted in assumption of or substitution for outstanding awards previously granted by the Corporation or its affiliates or an entity that the Corporation acquires or with which the Corporation combines, in any case in a transaction contemplated by Section 9(a). Except as otherwise provided in this Section 6(a), the Committee shall not have the authority to reduce the Option Price per Share of any outstanding Option granted pursuant to the Plan by amendment or cancellation and substitution of the outstanding Option or by any other action of the Committee without the approval of the Corporation's shareholders.

(b) Exercisability. Options granted under the Plan shall be vested and exercisable at such times and upon such terms and conditions as may be determined by the Committee, but in no event shall an Option be exercisable more than ten years after the date it is granted.

(c) Exercise of Options. Except as otherwise provided in the Plan or in an Award agreement, an Option may be exercised for all, or from time to time any part, of the Shares for which it is then vested and exercisable. For purposes of Section 6 of the Plan, the exercise date of an Option shall be the later of the date a notice of exercise is received by the Corporation and, if applicable, the date payment is received by the Corporation pursuant to clauses (i), (ii), (iii) or (iv) in the following sentence. The purchase price for the Shares as to which an Option is exercised shall be paid to the Corporation in full at the time of exercise at the election of the Participant (i) in cash or its equivalent (e.g., by check), (ii) to the extent permitted by the Committee, in Shares having a Fair Market Value equal to the aggregate Option Price for the Shares being purchased and satisfying such other requirements as may be imposed by the Committee; provided, that such Shares have been held by the Participant for no less than six months (or such other period as established from time to time by the Committee in order to avoid adverse accounting treatment applying generally accepted accounting principles), (iii) partly in cash and, to the extent permitted by the Committee, partly in such Shares or (iv) if there is a public market for the Shares at such time, subject to rules and limitations established by the Committee, through the delivery of irrevocable instructions to a broker to sell Shares obtained upon the exercise of the Option and to deliver promptly to the Corporation an amount out of the proceeds of such sale equal to the aggregate Option Price for the Shares being purchased. No Participant shall have any rights to dividends or other rights of a stockholder with respect to Shares subject to an Option until the Participant has given written notice of exercise of the Option, paid in full for such Shares, received such Shares from the Corporation and, if applicable, has satisfied any other conditions imposed by the Committee pursuant to the Plan.

(d) Incentive Stock Options. The Committee may grant Options under the Plan that are intended to be ISOs. Such ISOs shall comply with the requirements of Section 422 of the Code (or any successor section thereto). Except as otherwise permitted in Section 422 of the Code (or any successor section thereto), no ISO may be granted to any Participant who, at the time of such grant, owns more than ten percent of the total combined voting power of all classes of stock of the Corporation or of any Subsidiary, unless (i) the Option Price for such ISO is at least 110% of the Fair Market Value of a Share on the date the ISO is granted and (ii) the date on which such ISO terminates is a date not later than the day preceding the fifth anniversary of the date on which the ISO is granted. Any Participant who disposes of Shares acquired upon the exercise of an ISO either (i) within two years after the date of grant of such ISO or (ii) within one year after the transfer of such Shares to the Participant shall promptly notify the Corporation of such disposition and of the amount realized upon such disposition. All Options granted under the Plan are intended to be nonqualified stock options, unless the applicable Award agreement expressly states that the Option is intended to be an ISO. If an Option is intended to be an ISO, and if for any reason such Option (or portion thereof) shall not qualify as an ISO, then, to the extent of such failure to qualify, such Option (or portion thereof) shall be regarded as a nonqualified stock option granted under the Plan; provided, that such Option (or portion thereof) otherwise complies with the Plan's requirements relating to nonqualified stock options. In no event shall any member of the Committee, the Corporation or any of its Affiliates (or their respective employees, officers or directors) have any liability to any Participant (or any other Person) due to the failure of an Option to qualify for any reason as an ISO.

(e) Attestation. Wherever in this Plan or any agreement evidencing an Award a Participant is permitted to pay the exercise price of an Option or taxes relating to the exercise of an Option by delivering Shares, the Participant may, subject to procedures satisfactory to the Committee, satisfy such delivery requirement by presenting proof that he or she is the beneficial owner (as such term is defined in Rule 13d-3 under the Act (or any successor rule thereto)) of such Shares, in which case the Corporation shall treat the Option as exercised without further payment and shall withhold such number of Shares from the Shares acquired by the exercise of the Option.

SECTION 7. - Terms and Conditions of Stock Appreciation Rights

(a) Grants. The Committee also may grant (i) a Stock Appreciation Right independent of an Option or (ii) a Stock Appreciation Right in connection with an Option, or a portion thereof. A Stock Appreciation Right granted pursuant to clause (ii) of the preceding sentence (A) may be granted at the time the related Option is granted or at any time prior to the exercise or cancellation of the related Option, (B) shall cover the same number of Shares covered by an Option (or such lesser number of Shares as the Committee may determine) and (C) shall be subject to the same terms and conditions as such Option except for such additional limitations as are contemplated by this Section 7 (or such additional limitations as may be included in an Award agreement).

(b) Terms. The exercise price per Share of a Stock Appreciation Right shall be an amount determined by the Committee but in no event shall such amount be less than the greater of (i) the Fair Market Value of a Share on the date the Stock Appreciation Right is granted or, in the case of a Stock Appreciation Right granted in conjunction with an Option, or a portion thereof, the Option Price of the related Option and (ii) the minimum amount permitted by applicable laws, rules, by-laws or policies of regulatory authorities or stock exchanges. Each Stock Appreciation Right granted independent of an Option shall entitle a Participant upon exercise to an amount equal to (i) the excess of (A) the Fair Market Value on the exercise date of one Share over (B) the exercise price per Share, times (ii) the number of Shares covered by the Stock Appreciation Right and as to which the Stock Appreciation Right is exercised. Each Stock Appreciation Right granted in conjunction with an Option, or a portion thereof, shall entitle a Participant to surrender to the Corporation the unexercised Option, or any portion thereof, and to receive from the Corporation in exchange therefor an amount equal to (i) the excess of (A) the Fair Market Value on the exercise date of one Share over (B) the Option Price per Share, times (ii) the number of Shares covered by the Option, or portion thereof, which is surrendered. The date a notice of exercise is received by the Corporation shall be the exercise date. Payment shall be made in Shares or in cash, or partly in Shares and partly in cash (any such Shares valued at such Fair Market Value), all as shall be determined by the Committee. Stock Appreciation Rights may be exercised from time to time in whole or in part upon actual receipt by the Corporation of written notice of exercise stating the number of Shares with respect to which the Stock Appreciation Right is being exercised. No fractional Shares will be issued in payment for Stock Appreciation Rights, but instead cash will be paid for a fraction or, if the Committee should so determine, the number of Shares will be rounded downward to the next whole Share.

(c) Limitations. The Committee may impose, in its discretion, such conditions upon the exercisability or transferability of Stock Appreciation Rights as it may deem fit.

(d) Limited Stock Appreciation Rights. The Committee may grant LSARs that are exercisable upon the occurrence of specified contingent events (including, without limitation, a Change of Control). Such LSARs may provide for a different method of determining appreciation, may specify that payment will be made only in cash and may provide that any related Awards are not exercisable while such LSARs are exercisable. Pursuant to Section 4, the Committee is authorized to amend the terms of an LSAR held by any employee subject to Section 16 of the Exchange Act, as may be necessary so that the holding and exercise of such LSAR will be exempt under such Section 16. Unless the context otherwise requires, whenever the term "Stock Appreciation Right" is used in the Plan, such term shall include LSARs.

SECTION 8. - Other Stock-Based Awards

(a) Generally. The Committee, in its sole discretion, may grant or sell Awards of Shares, Awards of restricted Shares and Awards that are valued in whole or in part by reference to, or are otherwise based on the Fair Market Value of, Shares ("Other Stock-Based Awards"). Such Other Stock-Based Awards shall be in such form, and dependent on such conditions, as the Committee shall determine, including, without limitation, the right to receive, or vest with respect to, one or more Shares (or the equivalent cash value of such Shares) upon the completion of a specified period of service, the occurrence of an event and/or the attainment of performance objectives; provided, however, that the Committee may grant Awards of unrestricted Shares only if the Committee has determined that such Award is made in lieu of salary or cash bonus. Other Stock-Based Awards may be granted alone or in addition to any other Awards granted under the Plan. Subject to the provisions of the Plan, the Committee shall determine to whom and when Other Stock-Based Awards will be made, the number of Shares to be awarded under (or otherwise related to) such Other Stock-Based Awards; whether such Other Stock-Based Awards shall be settled in cash, Shares or a combination of cash and Shares; and all other terms and conditions of such Awards (including, without limitation, the vesting provisions thereof and provisions ensuring that all Shares so awarded and issued shall be fully paid and non-assessable); provided, however, that the restricted period specified in respect of any Award of restricted Shares shall not be less than three years, except that the Committee may (i) provide for the restricted period to terminate at any time after one year upon the attainment of performance-based objectives and (ii) the Committee may grant awards of up to 150,000 restricted Shares without regard to this limitation.

(b) Performance-Based Awards. Notwithstanding anything to the contrary herein, certain Other Stock-Based Awards granted under this Section 8 may be granted in a manner which is deductible by the Corporation under Section 162(m) of the Code (or any successor section thereto) ("Performance-Based Awards"). A Participant's Performance-Based Awards shall be determined based on the attainment of written performance goals approved by the Committee for a performance period established by the Committee (i) while the outcome for that performance period is substantially uncertain and (ii) no more than 90 days after the commencement of the performance period to which the performance goal relates or, if less, the number of days which is equal to 25 percent of the relevant performance period, or as otherwise permitted pursuant to Section 162(m) of the Code (or any successor section thereto). The performance goals, which must be objective, shall be based upon one or more of the following criteria: (i) consolidated earnings before or after taxes (including earnings before interest, taxes, depreciation and amortization); (ii) net income; (iii) operating income; (iv) earnings per Share; (v) return on shareholders' equity; (vi) attainment of strategic and operational initiatives; (vii) customer income; (viii) economic value-added models; (ix) maintenance or improvement of profit margins; (x) stock price, including, without limitation, as compared to one or more stock indices; (xi) market share; (xii) revenues, sales or net sales; (xiii) return on assets; (xiv) book value per Share; (xv) expense management; (xvi) improvements in capital structure; (xvii) costs and (xviii) cash flow. The foregoing criteria may relate to the Corporation, one or more of its Subsidiaries or one or more of its divisions or units, or any combination of the foregoing, and may be applied on an absolute basis and/or be relative to one or more peer group companies or indices, or any combination thereof, all as the Committee shall determine. In addition, to the degree consistent with the Code, the performance goals may be calculated without regard to extraordinary, unusual and/or non-recurring items. The Committee shall determine whether, with respect to a performance period, the applicable performance goals have been met with respect to a given Participant and, if they have, so certify and ascertain the amount of the applicable Performance-Based Award. No Performance-Based Awards will be paid for such performance period until such certification is made by the Committee. The amount of the Performance-Based Award actually paid to a given Participant may be less than the amount determined by the applicable performance goal formula, at the discretion of the Committee. The amount of the Performance-Based Award determined by the Committee for a performance period shall be paid to the Participant at such time as determined by the Committee in its sole discretion after the end of such performance period; provided, however, that a Participant may, if and to the extent permitted by the Committee and consistent with the provisions of Section 162(m) of the Code, elect to defer payment of a Performance Based Award. To the extent Section 162(m) of the Code (or any successor section thereto) provides terms different from the requirements of this Section 8(b), this Section 8(b) shall be deemed amended thereby.

SECTION 9. - Adjustments Upon Certain Events

Notwithstanding any other provisions in the Plan to the contrary:

(a) Generally. In the event after the Effective Date there is any Share dividend or split, reorganization, recapitalization, merger, consolidation, spin-off, combination, combination or transaction or exchange of Shares or other corporate exchange, or any distribution to shareholders of Shares or other property or securities (other than regular cash dividends) or any transaction similar to the foregoing or other transaction that results in a change to the Corporation's equity capitalization, the Committee in its sole discretion and without liability to any person may make such substitution or adjustment, if any, as it deems to be equitable or appropriate, as to (i) the number or kind of Shares or other securities issued or reserved for issuance pursuant to the Plan or pursuant to outstanding Awards, (ii) the maximum number of Shares for which Options and Stock Appreciation Rights and Other Stock-Based Awards under Section 8(b) may be granted during a calendar year to any Participant, (iii) the maximum number of Shares which may be granted as Awards of restricted Shares, unrestricted Shares and restricted Share units, (iv) the Option Price, exercise price of any Stock Appreciation Right or purchase price of any Award and/or (v) any other affected terms of an Award or the Plan.

(b) Change of Control. In the event of a Change of Control after the Effective Date, except to the extent the Committee has determined otherwise with respect to any Award at or prior to the time of grant, (i) any outstanding Awards then held by Participants which are unexercisable or otherwise unvested or subject to lapse restrictions shall automatically be deemed exercisable or otherwise vested or no longer subject to lapse restrictions, as the case may be, as of immediately prior to the effectiveness of such Change of Control and (ii) the Committee may, but shall not be obligated to, (A) cancel such Awards for fair value (as determined in the sole discretion of the Committee) which, in the case of Options and Stock Appreciation Rights, may equal the excess, if any, of value of the consideration to be paid in the Change of Control transaction to holders of the same number of Shares subject to such Options or Stock Appreciation Rights (or, if no consideration is paid in any such transaction, the Fair Market Value of the Shares subject to such Options or Stock Appreciation Rights) over the aggregate exercise price of such Options or Stock Appreciation Rights or (B) provide for the issuance of substitute Awards that will substantially preserve the otherwise applicable terms of any affected Awards previously granted hereunder as determined by the Committee in its sole discretion.

SECTION 10. - No Right to Employment or Awards; Excluded Compensation Under Other Plans

The granting of an Award under the Plan shall impose no obligation on the Corporation or any Subsidiary to continue the employment of a Participant and shall not lessen or affect the Corporation's or Subsidiary's right to terminate the employment of such Participant. No Participant or other Person shall have any claim to be granted any Award, and there is no obligation for uniformity of treatment of Participants or holders or beneficiaries of Awards. The terms and conditions of Awards and the Committee's determinations and interpretations with respect thereto need not be the same with respect to each Participant (whether or not such Participants are similarly situated). No award under the Plan shall be taken into account in determining a Participant's compensation for purposes of any group life insurance or other employee benefit or pension plan of the Corporation.

SECTION 11. - Successors and Assigns

The Plan shall be binding on all successors and assigns of the Corporation and a Participant, including, without limitation, the estate of such Participant and the executor, administrator or trustee of such estate, or any receiver or trustee in bankruptcy or representative of the Participant's creditors.

SECTION 12. - Nontransferability of Awards

Unless otherwise determined by the Committee, an Award shall not be transferable or assignable by the Participant otherwise than by will or by the laws of descent and distribution. An Award exercisable after the death of a Participant may be exercised by the legatees, personal representatives or distributees of the Participant. Upon the Disability of a Participant, an Award may be exercisable by his or her conservator or representative.

SECTION 13. - Share Issuance and Delivery in Compliance With Securities Laws

If in the opinion of counsel for the Corporation (who may be an employee of the Corporation or independent counsel employed by the Corporation), any issuance or delivery of Shares to a Participant will violate the requirements of any applicable federal or state laws, rules or regulations (including, without limitation, the provisions of the Securities Act of 1933, as amended, or the Act), such issuance or delivery may be postponed until the Corporation is satisfied that the distribution will not violate such laws, rules or regulations. Certificates delivered to Participants pursuant to the Plan may bear such legends as the Corporation may deem advisable.

SECTION 14. - Amendments or Termination

The Board may amend the Plan at any time, provided that no amendment shall be made without the approval of the Shareholders of the Corporation that would (a) increase the maximum number of Shares which may be acquired under the Plan, (b) extend the term during which Options may be granted under the Plan, (c) permit the Option Price per Share to be less than 100% of the Fair Market Value of the Shares on the date an Option is granted (other than as provided in Section 6(a)), (d) terminate restrictions applicable to Awards (except in connection with a Participant's death, Disability or termination of employment or in connection with a Change of Control) or (e) provide for Awards not permitted pursuant to the terms of the Plan. The Board shall also have the right to terminate the Plan at any time. Without the consent of a Participant (except as otherwise provided in Section 9(a)), no amendment shall materially diminish any of the rights of such Participant under any Award theretofore granted to such Participant under the Plan; provided, however, that the Committee may amend the Plan in such manner as it deems necessary to permit the granting of Awards meeting the requirements of the Code or other applicable laws.

SECTION 15. - International Participants

With respect to Participants who reside or work outside the United States of America and who are not (and who are not expected to be) "covered employees" within the meaning of Section 162(m) of the Code, the Committee may, in its sole discretion, amend the terms of the Plan or Awards with respect to such Participants in order to conform such terms with the provisions of local law and practice or otherwise as deemed necessary or desirable by the Committee.

SECTION 16. - Choice of Law

The Plan shall be governed by and construed in accordance with the laws of the State of New Jersey without regard to conflicts of laws.

SECTION 17. - Effectiveness of the Plan

The Plan shall be effective as of the Effective Date.

C. R. BARD, INC. AND SUBSIDIARIES

Exhibit 12.1 - Computation of Ratio of Earnings to Fixed Charges

	Three months ended 3/31/04	2003	2002	2001	2000	1999

Earnings before taxes	$98,300	$223,200	$211,000	$204,900	$154,000	$173,300
Add(Deduct):
Fixed charges	4,800	17,900	17,700	19,100	24,500	24,200
Undistributed earnings of less than 50% owned companies carried at equity	(800)	(2,000)	(1,100)	(2,000)	(2,900)	(2,700)
Earnings available for fixed charges	$102,300	$239,100	$227,600	$222,000	$175,600	$194,800

Fixed charges:
Interest, including amounts capitalized	$3,400	$12,500	$12,600	$14,200	$19,300	$19,300
Proportion of rent expense deemed to represent interest factor	1,400	5,400	4,800	4,900	5,200	4,900
Fixed charges	$4,800	$17,900	$17,400	$19,100	$24,500	$24,200

Ratio of earnings to fixed charges	21.31	13.36	13.08	11.62	7.17	8.05

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under its supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report its conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on its most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date: April 30, 2004

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under its supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report its conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on its most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date: April 30, 2004

/s/ Todd C. Schermerhorn

Todd C. Schermerhorn

Senior Vice President and Chief Financial Officer

EXHIBIT 32.1
SECTION 1350 CERTIFICATIONS

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of C. R. Bard, Inc. on Form 10-Q for the period ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Timothy M. Ring, Chairman and Chief Executive Officer of C. R. Bard, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of C. R. Bard, Inc.

/s/ Timothy M. Ring

Name: Timothy M. Ring

Date: April 30, 2004

EXHIBIT 32.2
SECTION 1350 CERTIFICATIONS

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of C. R. Bard, Inc. on Form 10-Q for the period ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Todd C. Schermerhorn, Senior Vice President and Chief Financial Officer of C. R. Bard, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of C. R. Bard, Inc.

/s/ Todd C. Schermerhorn

Name: Todd C. Schermerhorn

Date: April 30, 2004