Form 10-Q
period 2004-06-30
BARD C R INC /NJ/
filed 2004-08-02
CIK 9892

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004

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

Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	X	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at July 26, 2004
Common Stock - $0.25 par value	104,823,904

C. R. BARD, INC. AND SUBSIDIARIES

INDEX

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except par values, unaudited)
	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$445,600	$417,400
Short-term investments	4,600	4,600
Accounts receivable, net	254,700	224,100
Inventories	158,300	156,500
Deferred income taxes	38,500	58,900
Other current assets	22,300	13,600
Total current assets	924,000	875,100
Net property, plant and equipment	239,800	222,700
Patents, net of amortization	143,800	79,100
Other intangible assets, net of amortization	95,700	58,700
Goodwill	366,900	354,000
Deferred income taxes	---	12,400
Other assets	88,300	90,000
	$1,858,500	$1,692,000
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$61,100	$16,600
Accounts payable	61,600	56,100
Accrued expenses	195,900	254,800
Federal and foreign income taxes	75,400	94,400
Total current liabilities	394,000	421,900
Long-term debt	151,400	151,500
Other long-term liabilities	96,600	72,900
Deferred income taxes	3,500	---
Commitments and contingencies	---	---
Noncontrolling interest	17,700	---
Shareholders' investment:
Preferred stock, $1 par value, authorized 5,000,000 shares; none issued	---	---
Common stock, $0.25 par value, authorized 600,000,000 shares at June 30, 2004 and 300,000,000 shares at December 31, 2003; issued and outstanding 104,722,668 shares at June 30, 2004 and 51,754,871 shares at December 31, 2003	26,200	12,900
Capital in excess of par value	410,500	338,700
Retained earnings	762,800	703,200
Accumulated other comprehensive income	12,000	100
Unearned compensation	(16,200)	(9,200)
Total shareholders' investment	1,195,300	1,045,700
	$1,858,500	$1,692,000

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(shares and dollars in thousands except per share amounts, unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net sales	$416,300	$354,200	$810,100	$690,100

Costs and expenses:
Cost of goods sold	169,000	152,600	330,600	298,800
Marketing, selling & administrative expense	130,500	109,900	251,200	214,000
Research & development expense	31,600	21,800	54,800	41,300
Interest expense	3,000	3,200	6,400	6,300
Other (income) expense, net	3,100	(1,500)	(10,300)	(3,200)
Total costs and expenses	337,200	286,000	632,700	557,200

Income before tax provision	79,100	68,200	177,400	132,900
Income tax provision	20,400	18,700	46,800	36,500

Net income	$58,700	$49,500	$130,600	$96,400

Basic earnings per share	$0.56	$0.48	$1.25	$0.93

Diluted earnings per share	$0.55	$0.47	$1.22	$0.92

Wt. avg. common shares outstanding - basic	104,500	103,400	104,300	103,400

Wt. avg. common shares outstanding - diluted	107,500	105,600	107,100	105,200

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

(dollars in thousands except per share amounts, unaudited)
Six Months Ended June 30, 2004	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned Compen-sation	Total
	Shares	Amount
Balance at December 31, 2003	51,754,871	$12,900	$338,700	$703,200	$100	$(9,200)	$1,045,700
Net income	---	---	---	130,600	---	---	130,600
Currency translation adjustments/other
comprehensive income	---	---	---	---	11,900	---	11,900
Total comprehensive income							142,500

Cash dividends ($0.23 per share (1))	---	---	---	(24,000)	---	---	(24,000)
Issuance of common stock	1,033,897	300	57,900	---	---	(9,200)	49,000
Stock split effected in the form of a stock dividend	52,283,900	13,100	---	(13,100)	---	---	---
Purchases of common stock for treasury	(350,000)	(100)	---	(33,900)	---	---	(34,000)
Tax benefit relating to incentive stock options and employee stock purchase plans	---	---	13,900	---	---	---	13,900
Amortization of deferred compensation	---	---	---	---	---	2,200	2,200
Balance at June 30, 2004	104,722,668	$26,200	$410,500	$762,800	$12,000	$(16,200)	$1,195,300

(1) Restated for the company's 2-for-1 stock split.

Continued on the next page.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

(dollars in thousands except per share amounts, unaudited)
Six Months Ended June 30, 2003	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned Compen-sation	Total
	Shares	Amount
Balance at December 31, 2002	51,602,836	$12,900	$286,300	$640,700	$(54,500)	$(5,000)	$880,400
Net income	---	---	---	96,400	---	---	96,400
Currency translation adjustments/other
comprehensive income	---	---	---	---	41,800	---	41,800
Total comprehensive income							138,200

Cash dividends ($0.22 per share (1))	---	---	---	(22,900)	---	---	(22,900)
Issuance of common stock	661,668	100	40,600	---	---	(10,800)	29,900
Purchases of common stock for treasury	(474,200)	(100)	---	(29,400)	---	---	(29,500)
Tax benefit relating to incentive stock options and employee stock purchase plans	---	---	3,300	---	---	---	3,300
Amortization of deferred compensation	---	---	---	---	---	3,500	3,500
Balance at June 30, 2003	51,790,304	$12,900	$330,200	$684,800	$(12,700)	$(12,300)	$1,002,900

(1) Restated for the company's 2-for-1 stock split.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)
	For The Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$130,600	$96,400

Depreciation and amortization	27,700	20,900
Gain on sale of investment	(6,200)	---
In-process research and development	6,700	1,000
Deferred income taxes	26,500	(800)
Expenses under stock plan	2,400	6,100
Legal settlements	(12,100)	---
Retroactive tax credits	(1,100)	---
Other noncash items	800	3,500

Changes in assets and liabilities:
Accounts receivable	(29,900)	(17,500)
Inventories	(600)	(9,100)
Other operating assets	1,100	(1,800)
Current liabilities, excluding debt	(42,900)	(5,400)
Other long-term liabilities	5,300	2,800
Net cash provided by operating activities	108,300	96,100

Cash flows from investing activities:
Capital expenditures	(35,900)	(30,400)
Proceeds from investment	6,200	---
Proceeds from sale of assets	1,800	---
Payments made for purchases of businesses	(64,000)	(51,700)
Patents and other intangibles	(19,200)	(11,100)
Net cash used in investing activities	(111,100)	(93,200)

Continued on the next page.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)
	For The Six Months Ended June 30,
	2004	2003
Cash flows from financing activities:
Common stock issued for options and benefit plans	37,400	21,700
Purchases of common stock	(34,000)	(29,500)
Dividends paid	(24,000)	(22,900)
Proceeds from short-term borrowing, net	44,500	31,500
Principal payments of long-term borrowings	---	(500)
Net cash provided by financing activities	23,900	300

Effect of exchange rate changes on cash and cash equivalents	4,200	16,700
Effect of variable interest entity consolidation	2,900	---
Increase in cash and cash equivalents during the period	28,200	19,900

Balance at January 1	417,400	373,700
Balance at June 30	$445,600	$393,600

	For the six months ended June 30,
(dollars in thousands)	2004	2003
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$5,300	$5,100
Income Taxes	$26,200	$40,300

Noncash transactions
Acquisition milestones	$16,200	---

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

Consolidation - The consolidated financial statements as of June 30, 2004 include the accounts of the company, its majority-owned subsidiaries that are not considered variable interest entities, and variable interest entities for which the company is the primary beneficiary. All significant intercompany accounts and transactions are eliminated in consolidation. The accounts of most foreign subsidiaries are consolidated as of and for the three and six months ended May 31, 2004 and as of November 30, 2003. No events occurred related to these foreign subsidiaries during the months of June 2004, December 2003 or June 2003 that materially affected the financial position or results of operations of the company as of the date, or for the periods for which financial information is presented in these financial statements. See below for the impact of the company's adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin ("ARB") No. 51 (revised December 2003).

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

Revenue Recognition - Bard markets its products worldwide to hospitals, health care professionals, extended care facilities and alternate site facilities. The company sells directly to these end-users as well as to independent distributors and other equipment manufacturers ("OEM").

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

Stock-Based Compensation - The company maintains various stock-based employee and director compensation plans. The company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Compensation costs that have been charged against income related to certain of the company's plans would not be materially different under Statement of Financial Accounting Standards ("FAS") No. 123 "Accounting for Stock-Based Compensation" ("FAS 123"). No stock-based employee compensation cost is reflected in net income for employee option grants, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Additionally, in accordance with APB 25 and related interpretations, the company recognizes no compensation expense for the discount associated with the 1998 Employee Stock Purchase Plan of C. R. Bard, Inc. ("ESPP"). The following table illustrates the effect on net income and earnings per share if the company had applied the fair market value recognition provisions of FAS 123.

(dollars in thousands except per share amounts)	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Net income as reported	$58,700	$49,500	$130,600	$96,400
Pro forma after-tax impact of options at fair value	4,200	3,200	8,500	6,000
Pro forma after-tax impact of ESPP discount	3,000	1,000	3,000	1,000
Pro forma net income	51,500	45,300	119,100	89,400
Basic earnings per share as reported (adjusted for stock split)	$0.56	$0.48	$1.25	$0.93
Diluted earnings per share as reported (adjusted for stock split)	$0.55	$0.47	$1.22	$0.92
Pro forma basic earnings per share	$0.49	$0.44	$1.14	$0.86
Pro forma diluted earnings per share	$0.48	$0.43	$1.11	$0.85

The fair market value of stock options is estimated on the date of grant using the Black-Scholes option-pricing model. The following table outlines the assumptions used in the Black-Scholes model.
	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Dividend yield	0.80%	1.6%	0.80%	1.6%
Risk-free interest rate	3.91%	2.28%	3.91%	2.28%
Expected option life in years	4.9	4.7	4.9	4.7
Expected volatility	30.4%	32.8%	30.4%	32.8%

For the six months ended June 30, 2004, the per share fair market value of stock options granted was $17.31, reflecting the company's stock split. For the six months ended June 30, 2003, the per share fair market value of stock options granted, without reflecting the company's stock split, was $16.54. The pro forma after-tax adjustment for options assumes vesting periods between two to four years. The fair market value of the ESPP discount is based upon the difference between the market price at the time of purchase and the participant's purchase price. The ESPP pro forma adjustment assumes immediate expense recognition at the time of purchase. All pro forma adjustments have been tax-affected at 35%. No other pro forma adjustments are required because the company records compensation expense for all other stock awards.

Defined Benefit Pension Plans - The company has both tax qualified and nonqualified noncontributory defined benefit pension plans ("nonqualified plans") that together cover substantially all domestic and certain foreign employees. These plans provide benefits based upon a participant's compensation and years of service. The nonqualified plans are made up of the following arrangements: a nonqualified supplemental deferred compensation arrangement and a nonqualified excess pension deferred compensation arrangement. The nonqualified supplemental deferred compensation arrangement is noncontributory and provides supplemental income to key executives of the company. The benefit is determined by the accumulation of an account balance that results from a percentage of pay credit and interest. No deferrals of pay are required from participants. The balance is paid to a participant after retirement over a 15-year period. The nonqualified excess pension deferred compensation arrangement provides benefits to key employees that cannot be provided by the qualified plan due to IRS limitations. The company uses a September 30 measurement date for all of its defined benefit pension plans. The components of net periodic benefit expense for the six months ended June 30, 2004 and 2003 are as follows.

(dollars in millions)	For the quarter ended June 30, 2004			For the six months ended June 30, 2004
	Tax Qualified Plans	Non-qualified Plans	Total	Tax Qualified Plans	Non-qualified Plans	Total
Service cost net of employee contributions	$2.7	$0.3	$3.0	$5.4	$0.6	$6.0
Interest cost	2.6	0.4	3.0	5.2	0.8	6.0
Expected return on plan assets	(3.5)	---	(3.5)	(7.0)	---	(7.0)
Amortization/ Settlement/ Curtailment	0.8	---	0.8	1.6	---	1.6
Net periodic pension expense	$2.6	$0.7	$3.3	$5.2	$1.4	$6.6
(dollars in millions)	For the quarter ended June 30, 2003			For the six months ended June 30, 2003
	Tax Qualified Plans	Non-qualified Plans	Total	Tax Qualified Plans	Non-qualified Plans	Total
Service cost net of employee contributions	$2.4	$0.4	$2.8	$4.8	$0.8	$5.6
Interest cost	2.3	0.5	2.8	4.6	1.0	5.6
Expected return on plan assets	(3.2)	---	(3.2)	(6.4)	---	(6.4)
Amortization/ Settlement/ Curtailment	0.5	0.1	0.6	1.0	0.2	1.2
Net periodic pension expense	$2.0	$1.0	$3.0	$4.0	$2.0	$6.0

Other Postretirement Benefit Plans - The company does not provide subsidized postretirement health care benefits and life insurance coverage except to a limited number of former employees. Approximately thirty of those former employees receive a limited prescription drug plan. The components of net periodic benefit expense for the six months ended June 30, 2004 and 2003 are as follows.
(dollars in millions)	For the quarter ended June 30, 2004	For the six months ended June 30, 2004
Service cost	$ ---	$ ---
Interest cost	0.2	0.4
Expected return on plan assets	---	---
Amortization unrecognized	---	---
Net loss	---	0.1
Prior service cost	---	---
Net transition obligation	---	---
Settlement/curtailment	---	---
Net periodic benefit cost	$0.2	$0.5

(dollars in millions)	For the quarter ended June 30, 2003	For the six months ended June 30, 2003
Service cost	$ ---	$ ---
Interest cost	0.2	0.4
Expected return on plan assets	---	---
Amortization unrecognized	---	---
Net loss	---	---
Prior service cost	---	---
Net transition obligation	---	---
Settlement/curtailment	---	---
Net periodic benefit cost	$0.2	$0.4

Employer Contribution to Defined Benefit and Other Postretirement Plans - The company's objective in funding its domestic tax-qualified plan is to accumulate funds sufficient to provide for all benefits and to satisfy the minimum contribution requirements of ERISA. Outside the United States, the company's objective is to fund the international retirement costs over time within the limits of minimum requirements and allowable tax deductions. The company's annual funding decisions also consider the relationship between each tax-qualified plan's asset returns compared to the plan's corresponding expense and consider the relationship between each tax-qualified plan's ABO and its corresponding funded status. From time to time, the company contributes additional amounts as it deems appropriate. For the six months ended June 30, 2004 and 2003, the company made no contributions to its U.S. tax qualified plan. For the six months ended June 30, 2004 and 2003, the company made voluntary contributions of $0.8 million and $0.8 million to the company's U.K. tax-qualified plans, respectively. The nonqualified plans and the other postretirement plans are generally not funded.

Stock Split - On April 21, 2004, the company announced that its Board of Directors approved a two-for-one stock split, which was effected in the form of a 100 percent stock dividend. The two-for-one stock split was distributed on May 28, 2004 to shareholders of record as of May 17, 2004. Unless indicated otherwise, all historical weighted average share and earnings per share amounts have been restated to reflect the stock split.

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

(dollars and shares in thousands except per share amounts)	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$58,700	$49,500	$130,600	$96,400
Weighted average common shares outstanding	104,500	103,400	104,300	103,400
Incremental common shares issuable: stock options and awards	3,000	2,200	2,800	1,800
Weighted average common shares outstanding assuming dilution	107,500	105,600	107,100	105,200
Basic earnings per share	$0.56	$0.48	$1.25	$0.93
Diluted earnings per share	$0.55	$0.47	$1.22	$0.92

For the quarter ended June 30, 2004 and 2003, common stock equivalents from stock options and stock awards of approximately 19,000 shares and 70,000 shares, respectively, were not included in the diluted earnings per share calculation since their effect is antidilutive. For the six months ended June 30, 2004 and 2003, common stock equivalents from stock options and stock awards of approximately 29,000 shares and 100,000 shares, respectively, were not included in the diluted earnings per share calculation since their effect is antidilutive.

Inventories - Inventories are stated at the lower of cost or market. Cost components include material, labor and manufacturing overhead. For most domestic divisions, cost is determined using the last-in-first-out ("LIFO") method. For all other inventories cost is determined using the first-in-first-out ("FIFO") method. Due to changing technologies and cost containment the difference between the valuation under the LIFO method and the FIFO method is not significant. The following is a summary of inventories at June 30, 2004 and December, 31, 2003:
(dollars in thousands)	June 30, 2004	December 31, 2003
Finished goods	$86,500	$84,000
Work in process	31,300	28,500
Raw materials	40,500	44,000
Total	$158,300	$156,500

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

Depreciation expense was approximately $19.0 million and $14.6 million for the six months ended June 30, 2004 and 2003, respectively.

Software Capitalization - Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line method over an estimated useful life of five to seven years. Capitalized software costs are included in machinery and equipment. In accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the company capitalizes certain costs associated with internal-use software such as the payroll costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internal-use software are expensed until the point at which the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires judgment in determining when a project has reached the development stage and the period over which the company expects to benefit from the use of that software. The company capitalized $17.6 million and $9.5 million of internal-use software for the six months ended June 30, 2004 and 2003, respectively.

Impairment of Long-Lived Assets - The company reviews long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization for impairment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The company evaluates the recoverability of assets to be held and used by comparing the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated discounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the discounted cash flows. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair market value less costs to sell, and would no longer depreciated.

Acquisitions - The company spent approximately $83.2 million in the first six months of 2004 and $62.8 million in the first six months of 2003 for the acquisition of businesses, patents, trademarks, purchase rights and other related items to augment its existing product lines. Unaudited pro forma financial information for the transactions described below has not been presented because the effects of these acquisitions were not material on either an individual or aggregate basis. Results of operations from these transactions are included in the company's consolidated results from the respective dates of acquisition. Several of the company's recent acquisitions and investments involve milestone payments associated with the achievement of certain targets associated either with research and development, regulatory approval or the transfer of manufacturing capabilities. A summary of contingent milestone payments associated with these acquisitions is included below.
(dollars in millions)	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
Acquisition and investment milestones	$112.6	$29.0	$83.1	$0.5	---

The company records in-process research and development in research and development expense in its consolidated statements of income. The value assigned to in-process research and development is determined by identifying an acquired specific in-process research and development project that will be continued and for which (a) technological feasibility has not been established at the acquisition date, (b) there is no alternative future use, and (c) the fair market value is estimable with reasonable reliability. The company considered a variety of factors, including appraisals when appropriate, in making determining the value of in-process research and development. The company's and third-party's appraisals are based on comparable transactions, relief from royalty analyses and other discounted cash-flow approaches.

Onux, Inc. - On June 30, 2004, the company acquired substantially all of the assets from Onux, Inc., a manufacturer of a hernia repair fixation system. The company recorded approximately $47.1 million in patents which will be amortized over their useful lives, approximately 15 years. In addition, the company recorded approximately $2.7 million in tax deductible goodwill and approximately $6.0 million in in-process research and development. The company has not finalized the purchase price allocation for the Onux acquisition; however, the company does not expect any change in the Onux purchase price allocation to have a material impact on its financial statements.

Bridger, Inc. - On June 30, 2004, the company acquired the stock of Bridger, Inc., a supplier of components for the company's soft tissue repair franchise. The acquisition agreement called for a cash payment of $8.1 million plus two anniversary payments of $8.1 million each payable in eighteen and thirty-six months and the assumption of certain liabilities. The company recorded the anniversary payments in "other long-term liabilities". The company recorded approximately $21.2 million in patents which will be amortized over their useful lives, approximately 15 years. In addition, the company recorded approximately $9.3 million in non-tax deductible goodwill, approximately $0.7 million in in-process research and development and miscellaneous assets and liabilities, primarily consisting of a deferred tax liability. The company has not finalized the purchase price allocation for the Bridger acquisition; however, the company does not expect any change in the Bridger purchase price allocation to have a material impact on its financial statements.

Source Tech Medical, L.L.C. - In June 2003, Bard acquired the assets of Source Tech Medical, L.L.C. ("Source Tech"), a manufacturer and distributor of radioactive iodine seeds, for approximately $35.0 million in cash and assumed liabilities. The acquisition expanded and integrated the company's presence in the brachytherapy market. The company allocated approximately $7.0 million to tangible assets (primarily equipment and inventory), $17.0 million to technology-related intangible assets, $10 million to tax-deductible goodwill and $1.0 million to in-process research and development. In addition, $2.0 million of pre-existing Source Tech licenses were reclassified to tax-deductible goodwill. Intangible assets will be amortized over a 10-15 year period. The company took into consideration its pre-existing distribution agreement with Source Tech when determining the purchase price allocation and residual goodwill.

Goodwill and Acquired Intangible Assets - In July 2001, the FASB issued FAS No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 142 was effective for the company as of January 1, 2002. FAS 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives are no longer required to be amortized but rather are to be tested for impairment annually or more frequently if impairment indicators arise. Intangible assets with finite lives continue to be amortized on a straight-line basis over their useful lives. Goodwill and intangible assets have been recorded at either incurred or allocated cost. Allocated costs were based on respective fair market values at the date of acquisition.

As a result of adopting FAS 142, the company identified four reporting units. Each of these reporting units is one level below the company's single reporting segment and meets the following criteria:

- It is a business for which discrete financial information is available.

- Management regularly reviews the operating results.

- It has economic characteristics that are different from the economic characteristics of other components of the operating segment.

The company has generally assigned goodwill recorded in connection with an acquisition to its four reporting units based on the reporting unit which sponsored the acquisition. Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested more frequently if impairment indicators arise.

Goodwill and Intangible Assets - The balances of goodwill and intangible assets are as follows:

(dollars in millions)	June 30, 2004
	Gross Carrying Value	Accumulated Amortization	Translation	Net Carrying Value	Wt. Avg. Useful Life
Patents	$182.1	$(38.3)	---	$143.8	14
Distribution agreements	20.6	(9.9)	---	10.7	19
Licenses	33.6	(9.3)	---	24.3	13
Core technologies	49.4	(1.8)	0.3	47.9	11
Other intangibles	28.8	(16.0)	---	12.8	7
Total other intangibles	$314.5	$(75.3)	$0.3	$239.5

(dollars in millions)	December 31, 2003
	Gross Carrying Value	Accumulated Amortization	Translation	Net Carrying Value	Wt. Avg. Useful Life
Patents	$117.9	$(38.8)	---	$79.1	15
Distribution agreements	20.6	(9.3)	---	11.3	19
Licenses	21.6	(11.1)	(0.1)	10.4	12
Core technologies	23.1	(0.8)	0.2	22.5	11
Other intangibles	28.8	(14.1)	(0.2)	14.5	8
Total other intangibles	$212.0	$(74.1)	$(0.1)	$137.8
	Beginning Balance	Additions	Translation	Ending Balance
Goodwill as of June 30, 2004	$354.0	$12.2	$0.7	$366.9
Goodwill as of December 31, 2003	$316.1	$28.3	$9.6	$354.0

Annual estimated amortization expense for the years 2004 through 2009 is as follows:
(dollars in millions)	2004	2005	2006	2007	2008	2009
Annual amortization expense	$20.1	$20.2	$18.8	$17.6	$17.4	$17.2

Short-Term Borrowings and Long-Term Debt - The company maintains a commercial paper program and a committed credit facility that supports the company's commercial paper program. The committed facility may also be used for other corporate purposes. In the second quarter, the company replaced its $200.0 million five-year committed credit facility that would have matured in May of 2005 and its $100.00 million 364-day committed credit facility that matured in May of 2004 with a new $400.0 million committed credit facility that matures in May of 2009. A pricing grid based on the company's long-term credit ratings determines interest rates and facility fees for the new facility. The new facility does not require compensating balances. Total commercial paper borrowings were approximately $60.8 million at June 30, 2004. At December 31, 2003 there were commercial paper borrowings of $15.7 million. Certain of the company's debt agreements contain customary representations, warranties and default provisions as well as restrictions that, among other things, require the maintenance of a minimum ratio of operating cash flow to interest expense and limit the amount of debt that the company may have outstanding. As of June 30, 2004, the company was in compliance with all such financial covenants.

In December 1996, the company issued $150.0 million of 6.70% notes due 2026. These notes may be redeemed at the option of the note holders on December 1, 2006, at a redemption price equal to the principal amount. The market value of these notes approximates $157.2 million at June 30, 2004, assuming the notes are held to 2026. Cash payments on interest equal $5.3 million and $5.1 million for the six-month periods ended June 30, 2004 and June 30, 2003, respectively.

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

The company believes that the outcomes of the proceedings and claims described above will likely be disposed of over an extended period of time. However, while it is not feasible to predict the outcome of many of these proceedings, based upon the company's experience, current information and applicable law, the company does not expect these proceedings to have a material adverse effect on consolidated financial position or liquidity, but one or more of the proceedings could be material to the consolidated results of operations for a future period.

On April 14, 2004, the company announced that in connection with its brachytherapy business and the commercial litigation entitled Nelson N. Stone, M.D., et al. v. C. R. Bard, Inc., et ano., filed in the United States District Court for the Southern District of New York, it had agreed with the plaintiffs to settle the litigation for $23.0 million. Under the terms of this agreement, the company also paid $19.0 million to terminate its ongoing commercial arrangements under an asset purchase agreement with the plaintiffs that otherwise would have expired in 2008. In connection with the settlement, in the first quarter of 2004 the company reversed $16.0 million of the $58.0 million charge previously recorded in the fourth quarter of 2003 in connection with the litigation.

On March 16, 2004, Rochester Medical Corporation, Inc., filed a complaint against the company, another manufacturer and two group purchasing organizations under the caption Rochester Medical Corporation, Inc. v. C. R. Bard, Inc., et al. (Civil Action No. 304 CV 060, United States District Court, Eastern District of Texas). The plaintiff alleges that the company and the other defendants conspired to exclude it from the market and to maintain the company's market share by engaging in a variety of conduct in violation of state and federal antitrust laws. The plaintiff also has asserted claims for business disparagement, common law conspiracy and tortious interference with business relationships. The plaintiff seeks injunctive relief and money damages in an unspecified amount. The company intends to vigorously defend this matter. Because the litigation is in a preliminary stage, the company cannot assess the likelihood of an adverse outcome or an estimate, or a range of estimates, of potential damages. The company cannot give any assurances that this matter will not have a material adverse impact on the company's results of operations in a future period or the company's financial condition.

Product Warranty - The majority of the company's products are intended for single use; therefore, the company requires limited product warranty accruals. Certain of the company's products carry limited warranties that in general do not exceed one year from sale. The company accrues estimated product warranty costs at the time of sale; and any additional amounts are recorded when such costs are probable and can be reasonably estimated.

	Beginning	Charges to		Ending
	Balance	Costs and		Balance
(dollars in thousands)	12/31/03	Expenses	Deductions	6/30/04
Product warranty accruals	$1,900	600	(600)	$1,900

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

Financial Instruments - The fair market value of cash and cash equivalents, receivables and short-term debt approximate their carrying value due to their short-term maturities. Short-term investments that have original maturities of ninety days or less are considered cash equivalents and amounted to $404.8 million and $388.4 million as of June 30, 2004 and December 31, 2003, respectively. Short-term investments that are not cash equivalents are stated at cost, which approximates their market value.

Investments in equity securities that have readily determinable fair market values are classified and accounted for as available-for-sale in other current assets or other assets. Available-for-sale securities are recorded at fair market value, with the change in fair market value recorded, net of taxes, as a component of accumulated other comprehensive income. The fair market value of available-for-sale securities was approximately $7.7 million and $1.9 million at June 30, 2004 and December 31, 2003, respectively. At June 30, 2004, the company owned approximately 1.4 million shares of common stock of Endologix, Inc.

Derivative Instruments - Bard's objective in managing its exposures to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with assets, liabilities and anticipated commitments denominated in foreign currencies. The company does not utilize derivative instruments for trading or speculation purposes. No derivative instruments extend beyond December 2005. The company has formally documented the relationships between hedging instruments and hedged items, as well as its risk management objectives. All derivative instruments are recognized on the balance sheet at fair market value. Hedge accounting is followed for derivatives that have been designated and qualify as fair market value and cash flow hedges. For derivatives that have been designated and qualify as fair market value hedges, the changes in the fair market value of highly effective derivatives, along with changes in the fair market value of the hedged assets that are attributable to the hedged risks, are recorded in current period earnings. For derivatives that have been designated and qualify as cash flow hedges, changes in the fair market value of the effective portion of the derivatives' gains or losses are reported in other comprehensive income. The company believes that all derivative instruments utilized are highly effective hedging instruments because they are denominated in the same currency as the hedged item and because the maturities of the derivative instruments match the timing of the hedged items. It is the company's policy that when a derivative instrument settles, the associated amounts in accumulated other comprehensive income are reversed to cost of goods sold or other (income) expense, net as appropriate. It is the company's policy that in the event that (1) an anticipated hedged transaction is determined to be not likely to occur or (2) it is determined that a derivative instrument is no longer effective in offsetting changes in the hedged item, the company would reverse the associated amounts in accumulated other comprehensive income to other (income) expense, net.

The company enters into readily marketable traded forward contracts and options with financial institutions to help reduce the exposure to fluctuations between certain currencies. These contracts create limited earnings volatility because gains and losses associated with exchange rate movements are generally offset by movements in the underlying hedged item.

(dollars in thousands)	June 30, 2004		December 31, 2003
	Notional Amount	Fair Value	Notional Amount	Fair Value
Yen forward currency agreements	$800	$800	$300	$300
Peso forward currency agreements	$20,000	$19,800	$20,000	$19,800
Euro option-based contracts	$56,100	$1,400	$39,600	$200

A roll forward of the company's derivative financial instruments for the first six months ended June 30, 2004 is as follows:
(dollars in thousands)	Yen forward currency agreements	Peso forward currency agreements	Euro option-based products
December 31, 2003 notional amount	$300	$20,000	$39,600
New agreements	2,200	12,000	59,400
Expired / cancelled agreements	1,700	12,000	42,900
June 30, 2004 notional amount	$ 800	$20,000	$56,100

The fair market value of financial instruments was estimated by discounting expected cash flows using quoted foreign exchange rates as of June 30, 2004 and December 31, 2003. Judgment was employed in developing estimates of fair market value; accordingly, the estimates presented herein are not necessarily indicative of the amounts that the company could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have an effect on the estimated fair market value amounts. At June 30, 2004, the net fair market value of option-based contracts and the incremental market-to-market value of forward currency agreements are recorded in either other current assets or accrued expenses in the Consolidated Balance Sheet. For the six months ended June 30, 2004, the company reclassified a loss of approximately $0.8 million from accumulated other comprehensive loss to other (income) expense, net or cost of goods sold in the Consolidated Statement of Income as hedged intercompany balances were settled and as anticipated currency needs arose. This reclassification was net of approximately $0.3 million of associated tax effects.

Segment Information - The company's management considers its business to be a single segment entity - the manufacture and sale of medical devices. The company's products generally share similar distribution channels and customers. The company designs, manufactures, packages, distributes and sells medical, surgical, diagnostic and patient care devices that are purchased by hospitals, individual health care professionals, extended care facilities and alternate site facilities, many of which are used once and discarded. The company's chief operating decision makers evaluate their various global product portfolios on a net sales basis. The company's chief operating decision makers generally evaluate profitability and associated investment on an enterprise-wide basis due to shared infrastructures. The following table represents net sales by geographic region based on the location of the external customer.
	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
United States	$290,600	$250,400	$566,400	$493,100
Europe	80,100	65,400	155,500	122,700
Japan	20,800	18,700	40,300	37,200
Rest of World	24,800	19,700	47,900	37,100
Total	$416,300	$354,200	$810,100	$690,100

Income before tax provision	$79,100	$68,200	$177,400	$132,900

Long-lived assets	$934,500	$804,500	$934,500	$804,500

Capital expenditures	$16,000	$15,800	$35,900	$30,400

Depreciation and amortization	$13,900	$10,600	$27,700	$20,900

 The following table represents net sales by disease state management.
Product Group Summary of Net Sales
	Quarter Ended June 30,				Six Months Ended June 30,
				Constant				Constant
	2004	2003	Change	Currency	2004	2003	Change	Currency
Vascular	$100,100	$75,800	32%	27%	$192,200	$143,400	34%	27%
Urology	121,500	114,500	6%	4%	238,000	223,800	6%	4%
Oncology	100,300	80,000	25%	23%	194,500	157,700	23%	20%
Surgery	76,900	67,400	14%	13%	152,100	131,800	15%	14%
Other	17,500	16,500	6%	4%	33,300	33,400	---	(2)%
Total net sales	$416,300	$354,200	18%	15%	$810,100	$690,100	17%	14%

Variable Interest Entities - In January 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities ("FIN 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights, and, accordingly, whether it should consolidate the entity. The company was required to apply FIN 46R to variable interests in variable interest entities ("VIEs") commencing with the quarter ended March 31, 2004. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their fair values with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the initial fair values is not practicable, fair market value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interests of the VIE. The liabilities recognized as a result of consolidating a VIE do not represent additional claims on Bard's general assets, rather, they represent claims against the specific assets of the VIE. Conversely, assets recognized as a result of consolidating aVIE do not represent additional assets that could be used to satisfy claims against Bard's general assets.

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

The company adopted the provisions of FIN 46R as of March 31, 2004. For the six months ended June 30, 2004, the company recorded approximately $0.5 million in research and development expense and a credit of approximately $0.5 million in other (income) expense, net for noncontrolling interest related to the variable interest entity discussed above. The company recorded the following adjustments to its consolidated balance sheet at June 30, 2004 in connection with this variable interest entity:
(dollars in millions)
Assets	June 30, 2004
Cash	$2.9
Inventory	0.1
Equipment	0.1
Intangibles (Core Technologies)	26.3
Other Assets	0.4
Total Assets	$29.8

Liabilities
Accounts Payable	$0.1
Accrued Expenses	1.6
Long-term liabilities	10.4
Noncontrolling interest	17.7
Total liabilities and noncontrolling interest	$29.8

In addition to the variable interest entity discussed above, the company believes it has potential variable interest with one supplier. The long-standing agreement the company has with this supplier did not contemplate or require the exchange of financial or operational data, and the company, after exhaustive efforts, has been unable to obtain sufficient information to determine whether Bard, in fact, has a variable interest in the supplier. The company presently believes it has no exposure to losses resulting from its involvement with this entity. The company has purchased $3.7 million of raw materials from this supplier during the six months ended June 30, 2004.

New Accounting Pronouncements -

In December 2002, the FASB issued FAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("FAS 148"). FAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by FAS 123. Additionally, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of FAS 148 are effective for all financial statements for fiscal years ending after December 15, 2002. The company adopted the disclosure portion of this statement beginning in the fiscal quarter ended June 30, 2003. The application of the disclosure portion of this standard had no impact on the company's consolidated financial position or results of operations. On April 22, 2003, the FASB determined that stock-based compensation should be recognized as a cost in the financial statements and that such cost should be measured according to the fair value of stock options. The FASB issued an exposure draft, "Share-Based Payment, an Amendment of FASB Statements No. 123 and 95" on June 30, 2004. This proposed statement, if formally issued by the FASB, will have a material effect on the company's consolidated financial statements.

Item 2. Management's Discussion and Analysis of Results of Operations and of Financial Conditions

Executive Overview

C. R. Bard, Inc., is engaged in the design, manufacture, packaging and sale of medical, surgical, diagnostic and patient care devices. The company markets its products to hospitals, individual healthcare professionals, extended care health facilities and alternative site facilities in the United States and abroad, principally Europe and Japan. In general, the company's products are intended to be used once and discarded.

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

The company's margins and net income are driven by the company's ability to generate sales of its products and improve operating efficiency. The company's ability to improve sales over time depends in part upon its ability to successfully develop and market new products. In this regard, the company has strategically increased funding of research and development activities, with a focus on products and markets that are growing faster than 8%. For the quarter ended June 30, 2004, the company spent approximately $31.6 million on research and development, an increase of approximately 45% from research and development spending of approximately $21.8 million in the second quarter ended June 30, 2003. For the six months ended June 30, 2004, the company spent approximately $54.8 million on research and development, an increase of approximately 33% from research and development spending of approximately $41.3 million for the six months ended June 30, 2003. In light of the complexity of the process of developing and bringing new products to market, the company expects a lag of as much as several years before the results of the increased research and development spending are reflected in increased net sales. In addition, there can be no assurance that research and development activities will successfully generate new products at all or that new products will be successful.

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

The company has an extensive program of improving manufacturing efficiencies. The company's program of improved manufacturing efficiency and its past restructuring activities have resulted in sustained improvement of both margins and cash flow. Gross margins improved by 23% in the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003. Gross margins improved by 23% for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The improved cash flow associated with these activities provides additional funding for the company's research and development activities and other spending initiatives discussed above.

The company has taken advantage of strong cash flow over the past several years to strengthen its balance sheet, reducing total debt to total capitalization from approximately 25% at the end of 2000 to approximately 15% at June 30, 2004. Working capital increased from approximately $302.0 million to approximately $530.0 million over the same period. The company's strong financial position facilitates the company's ability to pursue the strategic initiatives discussed above.

Net Sales

Bard reported consolidated net sales for the quarter ended June 30, 2004 of $416.3 million, an increase of 18% on a reported basis (15% on a constant currency basis) over consolidated net sales for the quarter ended June 30, 2003 of $354.2 million. Bard reported consolidated net sales for the six months ended June 30, 2004 of $810.1 million, an increase of 17% on a reported basis (14% on a constant currency basis) over consolidated net sales for the six months June 30, 2003 of $690.1 million. The geographic breakdown of net sales by customer location for the three and six months ended June 30, 2004 and 2003 is presented below:
(dollars in thousands)	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
United States	$290,600	$250,400	$566,400	$493,100
Europe	80,100	65,400	155,500	122,700
Japan	20,800	18,700	40,300	37,200
Rest of World	24,800	19,700	47,900	37,100
Total	$416,300	$354,200	$810,100	$690,100

The growth in consolidated net sales in the second quarter of 2004 was partially offset by price reductions resulting in a 0.6% decrease in net sales as compared to the same period in the prior year. The growth in consolidated net sales for the six months ended June 30, 2004 were partially offset by price reductions resulting in a 0.6% decrease in net sales as compared to the same period in the prior year. Consolidated net sales were also affected by the impact of exchange rate fluctuations. Exchange rate fluctuations had the effect of increasing consolidated net sales for the quarter ended June 30, 2004 by 2.5% as compared to the quarter ended June 30, 2003. Exchange rate fluctuations had the effect of increasing consolidated net sales for the six months ended June 30, 2004 by 3.2% as compared to first six months of 2003. The primary exchange rate movement that impacts net sales is the movement of the Euro compared to the United States dollar. The impact of exchange rate movements on net sales is not indicative of the impact on net earnings due to the offsetting impact of exchange rate movements on operating costs and expenses, costs incurred in other currencies and the company's hedging activities.

For the quarter ended June 30, 2004, Bard's United States net sales of $290.6 million increased 16% over United States net sales for the quarter ended June 30, 2003 of $250.4 million. For the six months ended June 30, 2004, Bard's United States net sales of $566.4 million increased 15% over United States net sales for the first six months of 2003 of $493.1 million. For the quarter ended June 30, 2004, Bard's international net sales of $125.7 million increased 21% on a reported basis (13% on a constant currency basis) over international net sales for the quarter ended June 30, 2003 of $103.8 million. For the six months ended June 30, 2004, Bard's international net sales of $243.7 million increased 24% on a reported basis (13% on a constant currency basis) over international net sales for the six months June 30, 2003 of $197.0 million.

Presented below is a discussion of consolidated net sales by disease state for the three and six months ended June 30, 2004 and 2003.
Product Group Summary of Net Sales
(dollars in thousands)	Quarter Ended June 30,				Six Months Ended June 30,
				Constant				Constant
	2004	2003	Change	Currency	2004	2003	Change	Currency
Vascular	$100,100	$75,800	32%	27%	$192,200	$143,400	34%	27%
Urology	121,500	114,500	6%	4%	238,000	223,800	6%	4%
Oncology	100,300	80,000	25%	23%	194,500	157,700	23%	20%
Surgery	76,900	67,400	14%	13%	152,100	131,800	15%	14%
Other	17,500	16,500	6%	4%	33,300	33,400	---	(2)%
Total net sales	$416,300	$354,200	18%	15%	$810,100	$690,100	17%	14%

Vascular Products - Bard markets a wide range of products for the peripheral vascular market, including endovascular products, electrophysiology products and graft products. Consolidated net sales for the quarter ended June 30, 2004 of vascular products increased 32% on a reported basis (27% on a constant currency basis) compared to the prior year's second quarter. United States net sales for the quarter ended June 30, 2004 of vascular products grew 43% compared to the prior year's second quarter. International net sales for the quarter ended June 30, 2004 increased 22% on a reported basis (13% on a constant currency basis) compared to the prior year's second quarter. Consolidated net sales for the six months ended June 30, 2004 of vascular products increased 34% on a reported basis (27% on a constant currency basis) compared to the prior year's first six months. United States net sales for the first six months ended June 30, 2004 of vascular products grew 40% compared to the prior year's first six months. International net sales for the six months ended June 30, 2004 increased 28% on a reported basis (16% on a constant currency basis) compared to the prior year's first six months. The vascular group is the company's most global business, with international net sales comprising 47% of consolidated net sales of vascular products for both the three and six months ended June 30, 2004.

Endovascular products comprised 55% and 54% of consolidated net sales of vascular products for the three and six months ended June 30, 2004, respectively. Consolidated net sales for the quarter ended June 30, 2004 of endovascular products increased 52% on a reported basis (46% on a constant currency basis) compared to the prior year's second quarter. Consolidated net sales for the six months ended June 30, 2004 of endovascular products increased 55% on a reported basis (46% on a constant currency basis) compared to the prior year's first six months. New products such as the company's Conquest™ PTA balloon catheter, Fluency® stent graft and Recovery® vena cava filter contributed to the growth in this category. The company saw strong performance in the quarter ended June 30, 2004 from net sales of PTA catheter products, which grew over 54% on a reported basis (49% on a constant currency basis) compared to the prior year's second quarter. For the first six months ended June 30, 2004, net sales of PTA catheter products grew 57% on a reported basis (50% on a constant currency basis) compared to the prior year's first six months. The company's self-expanding stent line, led by the company's innovative Luminexx™ stent, had notable performance in the quarter ended June 30, 2004, growing 68% on a reported basis (60% on a constant currency basis) compared to the prior year's second quarter. For the first six months ended June 30, 2004, the company's self-expanding stent line grew 69% on a reported basis (59% on a constant currency basis) compared to the prior year's first six months. The company's biopsy line, which includes the Vacora™ vacuum-assisted biopsy device, increased 28% for the three-month period ended June 30, 2004 on a reported basis (23% on a constant currency basis). For the first six months ended June 30, 2004, the company's biopsy line increased 28% (22% on a constant currency basis) compared to the prior year's first six months.

Consolidated net sales for the quarter ended June 30, 2004 of electrophysiology products increased 8% on a reported basis (4% on a constant currency basis) compared to the same period in the prior year. United States net sales for the quarter ended June 30, 2004 of electrophysiology products grew 0.4% compared to the prior year's second quarter. Consolidated net sales for the six months ended June 30, 2004 of electrophysiology products increased 12% on a reported basis (6% on a constant currency basis) compared to the prior-year period. United States net sales for the six months ended June 30, 2004 of electrophysiology products grew 0.5% compared to the prior year's first six months.

Consolidated net sales for the quarter ended June 30, 2004 of graft products increased 19% on a reported basis (16% on a constant currency basis) compared to the prior year's second quarter. United States net sales for the quarter ended June 30, 2004 of graft products grew 20% compared to the prior year's second quarter. Consolidated net sales for the six months ended June 30, 2004 of graft products increased 19% on a reported basis (14% on a constant currency basis) compared to the prior year's first six months. United States net sales for the six months ended June 30, 2004 of graft products grew 17% compared to the prior year's first six months.

Urology Products - Bard markets a wide range of products for the urology market, including basic drainage products, continence products and urological specialty products. Consolidated net sales for the quarter ended June 30, 2004 of urology products were $121.5 million, an increase of 6% on a reported basis (4% on a constant currency basis) compared to the prior year's second quarter. United States net sales of urology products represented 72% of consolidated net sales of urology products for the quarter ended June 30, 2004 and grew 4% compared to the prior year's second quarter. International net sales for the quarter ended June 30, 2004 of urology products increased 13% on a reported basis (5% on a constant currency basis) compared to the prior year's second quarter. Consolidated net sales for the six months ended June 30, 2004 of urology products were $238.0 million, an increase of 6% on a reported basis (4% on a constant currency basis) compared to the prior year's first six months. United States net sales of urology products represented 72% of consolidated net sales of urology products for the six months ended June 30, 2004 and grew 4% compared to the prior year's first six months. International net sales for the six months ended June 30, 2004 of urology products increased 12% on a reported basis (3% on a constant currency basis) compared to the prior year's first six months.

Consolidated net sales for the quarter ended June 30, 2004 of basic drainage products increased 6% on a reported basis (5% on a constant currency basis) compared to the prior year's second quarter. Consolidated net sales for the quarter ended June 30, 2004 of infection control products grew 15% on a reported basis and constant currency basis compared to the prior year's second quarter. Consolidated net sales for the six months ended June 30, 2004 of basic drainage products increased 7% on a reported basis (5% on a constant currency basis) compared to the prior year's first six months. Consolidated net sales for the six months ended June 30, 2004 of infection control products grew 13% on a reported basis and constant currency basis compared to the prior year's first six months.

Consolidated net sales for the quarter ended June 30, 2004 of urological specialties, which includes brachytherapy products and services, grew 2% on a reported basis (1% on a constant currency basis) compared to the prior year's second quarter. Consolidated net sales for the quarter ended June 30, 2004 of brachytherapy products decreased 1% on a reported basis (-2% on a constant currency basis) compared to the prior year's second quarter. Consolidated net sales for the six months ended June 30, 2004 of urological specialties, which includes brachytherapy products and services, grew 2% on a reported basis (0.2% on a constant currency basis) compared to the prior year's first six months. Consolidated net sales for the six months ended June 30, 2004 of brachytherapy products decreased 3% on a reported basis (-4% on a constant currency basis) compared to the prior year's first six months. The company's brachytherapy case volume grew for the three and six months ended June 30, 2004 as compared to the same periods in the prior year as a result of the company's roll-up strategy. However, pricing remains a challenge in this market due to aggressive pricing by competitors.

Continence is the smallest category in urology products. Consolidated net sales for the three and six months ended June 30, 2004 of continence products comprised 15% and 14%, respectively, of consolidated net sales of urology products. Consolidated net sales for the quarter ended June 30, 2004 of continence products increased 12% on a reported basis (8% on a constant currency basis) compared to the prior year's second quarter. The company's surgical incontinence product line continues to provide the momentum in the continence category for the quarter ended June 30, 2004, growing 41% on a reported basis (38% on a constant currency basis) compared to the prior year's second quarter. Consolidated net sales for the six months ended June 30, 2004 of continence products increased 11% on a reported basis (6% on a constant currency basis) compared to the prior year's first six months. Consolidated net sales for the six months ended June 30, 2004 of surgical incontinence products grew 34% on a reported basis (31% on a constant currency basis) compared to the prior year's first six months.

Oncology Products - The company's oncology products include specialty access products and gastrointestinal products. Consolidated net sales for the quarter ended June 30, 2004 of oncology products grew 25% on a reported basis (23% on a constant currency basis) compared to the prior year's second quarter. United States net sales for the quarter ended June 30, 2004 of oncology products grew 23% compared to the prior year's second quarter. International net sales for the quarter ended June 30, 2004 of oncology products grew 34% on a reported basis (23% on a constant currency basis) compared to the prior year's second quarter. Consolidated net sales for the six months ended June 30, 2004 of oncology products grew 23% on a reported basis (20% on a constant currency basis) compared to prior year's first six months. United States net sales for the six months ended June 30, 2004 of oncology products grew 20% compared to the prior year's first six months. International net sales for the six months ended June 30, 2004 of oncology products grew 34% on a reported basis (22% on a constant currency basis) compared to the prior year's first six months.

Consolidated net sales of specialty access products of $74.6 million comprised 74% of the oncology product group for the quarter ended June 30, 2004 and increased 28% on a reported basis (26% on a constant currency basis) compared to the prior year's second quarter. For the quarter ended June 30, 2004, peripherally inserted central catheters ("PICCs") continued their strong performance with growth of approximately 42% on a reported basis (41% on a constant currency basis) compared to the prior year's second quarter. PICCs are catheters that are placed into a large vein in the arm and allow clinicians to access a patient's central venous system primarily for administration of chemotherapeutic agents, antibiotics, intravenous fluids and blood sampling. The company continues to see the PICC market expand as these products are being used more frequently in place of intravenous catheters. In 2003, the company introduced its new Hemosplit® dialysis access catheter with its proprietary split tip design. This catheter entered the market in June of 2003 and has met with strong demand. Consolidated net sales for the quarter ended June 30, 2004 of dialysis catheters grew 43% on a reported basis (42% on a constant currency basis) compared to the prior year's second quarter. For the first six months ended June 30, 2004, consolidated net sales of specialty access products were $144.8 million and comprised 74% of the oncology product group. Consolidated net sales of specialty access products for the first six months ended June 30, 2004 increased 26% on a reported basis (23% on a constant currency basis) compared to the prior year's first six months. For the six months ended June 30, 2004, PICCs grew approximately 36% on a reported basis (35% on a constant currency basis) compared to the prior year's first six months.

Consolidated net sales for the quarter ended June 30, 2004 of gastrointestinal products increased 18% on a reported basis (15% on a constant currency basis) compared to the prior year's second quarter. Consolidated net sales for the six months ended June 30, 2004 of gastrointestinal products increased 17% on a reported basis (13% on a constant currency basis) compared to the prior year's first six months.

Surgical Specialty Products - Consolidated net sales for the quarter ended June 30, 2004 of surgical specialty products increased 14% on a reported basis (13% on a constant currency basis) compared to the prior year's second quarter. United States net sales for the quarter ended June 30, 2004 of surgical specialty products increased 12% compared to the prior year's second quarter. International net sales for the quarter ended June 30, 2004 of surgical specialty products increased 24% on a reported basis (17% on a constant currency basis) compared to the prior year's second quarter. Consolidated net sales for the six months ended June 30, 2004 of surgical specialty products increased 15% on a reported basis (14% on a constant currency basis) compared to the prior year's first six months. United States net sales for the six months ended June 30, 2004 of surgical specialty products increased 13% compared to the prior year's first six months. International net sales for the six months ended June 30, 2004 of surgical specialty products increased 28% on a reported basis (18% on a constant currency basis) compared to the prior year's first six months.

For the quarter ended June 30, 2004, the company's soft tissue repair product offerings comprised 72% of consolidated net sales of surgical specialty products. The company's ventral hernia repair franchise, led by the Ventralex® and Composix® Kugel® products, was the primary contributor to this category's growth. Consolidated net sales for the quarter ended June 30, 2004 of hernia products grew 18% on a reported basis (16% on a constant currency basis) compared to the prior year's second quarter. For the six months ended June 30, 2004, the company's soft tissue repair product offerings comprised 72% of consolidated net sales of surgical specialty products. Consolidated net sales for the six months ended June 30, 2004 of hernia products grew 20% on a reported basis (18% on a constant currency basis) compared to the prior year's first six months.

Other Products - The other product group includes irrigation, wound drainage and certain OEM products. Consolidated net sales for the quarter ended June 30, 2004 of other products were $17.5 million, an increase of 6% on a reported basis (4% on a constant currency basis) compared to the prior year's second quarter. Consolidated net sales for the six months ended June 30, 2004 of other products were $33.3 million, essentially flat on a reported basis (-2% on a constant currency basis) compared to the prior year's first six months.

Costs and Expenses

The following is a summary of major costs and expenses as a percentage of net sales for the three and six months ended June 30, 2004 and 2003.
	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Cost of goods sold	40.6%	43.1%	40.8%	43.3%
Marketing, selling and administrative expense	31.3%	31.0%	31.0%	31.0%
Research and development expense	7.6%	6.2%	6.8%	6.0%
Interest expense	0.7%	0.9%	0.8%	0.9%
Other (income) expense, net	0.7%	(0.4)%	(1.3)%	(0.5)%
Total costs and expenses	81.0%	80.7%	78.1%	80.7%

Cost of goods sold - The company's cost of goods sold as a percentage of net sales for the quarter ended June 30, 2004 was 40.6%, a reduction of 2.5% from the cost of goods sold as a percentage of net sales for the quarter ended June 30, 2003 of 43.1%. The company's cost of goods sold as a percentage of net sales for the six months ended June 30, 2004 was 40.8%, a reduction of 2.5% from the cost of goods sold as a percentage of net sales for the six months ended June 30, 2003 of 43.3%. The primary reason for this lower cost of goods sold was manufacturing efficiencies driven by higher production volumes and continued manufacturing cost improvement projects. Due to continuing manufacturing efficiencies, the company expects its cost of goods sold as a percentage of net sales to modestly decline in 2004.

Marketing, selling and administrative expense - The company's marketing, selling and administrative costs as a percentage of net sales for the quarter ended June 30, 2004 was 31.3%, an increase of 0.3% over the marketing, selling and administrative costs for the quarter ended June 30, 2003 of 31.0%. The company's marketing, selling and administrative costs as a percentage of net sales for the six months ended June 30, 2004 was 31.0%, consistent with the marketing, selling and administrative costs as a percentage of net sales for the six months ended June 30, 2003 of 31.0%.

Research and development expense - Research and development expenses comprise expenses related to internal research and development activities, milestone payments for third-party research and development activities and acquired in-process research and development costs arising from the company's business development activities. The components of internal research and development expense include: salary and benefits, allocated overhead and occupancy costs, clinical trial and related clinical manufacturing costs, contract services and other costs. All research and development costs are expensed as incurred except in the case when there is a future alternative use. Research and development expenditures for the quarter ended June 30, 2004 of $31.6 represented a 45% increase over the prior year's quarter expenditures of $21.8 million. Research and development expenditures for the first six months ended June 30, 2004 of $54.8 represented a 33% increase over the prior year's first six months expenditures of $41.3 million.

For the quarter ended June 30, 2004 the company recorded in-process research and development expense of $6.7 million related to the acquisition of the assets of Onux, Inc. and the stock of Bridger, Inc. For the quarter ended June 30, 2003 the company recorded in-process research and development expense of $1.0 million related to the acquisition of the assets of Sourcetech, Inc. See the discussion in Acquisitions in the Notes to Condensed Consolidated Financial Statements.

For the six months ended June 30, 2003, the company made three milestone payments for third-party research and development milestones. The company paid $3.0 million in connection with a milestone related to its urethral bulking project in the second quarter of 2003. In the first quarter of 2003, the company paid $3.0 million in connection with its PTA catheter development project and $1.6 million in connection with its pain management pump program.

Interest expense - Interest expense for the quarter ended June 30, 2004 decreased slightly to $3.0 million from $3.2 million for the quarter ended June 30, 2003. Interest expense for the six months ended June 30, 2004 increased slightly to $6.4 million from $6.3 million for the six months ended June 30, 2003.

Other (income) expense, net - The table below presents the components of other (income) expense, net for the three and six month periods ended June 30, 2004 and 2003.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2004	2003	2004	2003
Interest income	$(1,700)	$(1,600)	$(3,200)	$(3,300)
Foreign exchange losses (gains)	300	100	400	100
Investment gain	(6,200)	-	(6,400)	-
Legal settlements	10,500	-	(1,600)	-
Noncontrolling interest	(500)	-	(500)	-
Other, net	700	-	1,000	-
Total other (income) expense, net	$3,100	$(1,500)	$(10,300)	$(3,200)

Legal settlements - In the second quarter of 2004, the company paid $10.5 million to settle an intellectual property dispute related to certain of the company's laparoscopic irrigators. In the first quarter of 2004, the company settled certain commercial litigation related to the company's brachytheraphy business and, accordingly, reversed $16.0 million of a $58.0 million charge recorded in the fourth quarter of 2003 related to this litigation. In addition, during the first quarter of 2004, the company recorded $3.9 million related to an unrelated legal settlement.

Investment gain - On April 23, 2004, Zimmer Holdings, Inc. ("Zimmer") announced that it had completed its acquisition of privately-held Implex Corp. ("Implex") for $98.6 million in cash. Bard held Implex shares at a zero basis and accordingly recorded a $6.2 million pretax gain arising from the company's cash proceeds associated with this transaction during the second quarter of 2004.

 Taxes - The following is a reconciliation between the effective tax rates and the statutory rates for the quarter and six months ended June 30, 2004 and 2003:
	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

U.S. federal statutory rate	35%	35%	35%	35%

State income taxes, net of federal benefit	1%	2%	1%	2%

Operations taxed at less than U.S. rate	(10)%	(10)%	(10)%	(10)%
Effective tax rate	26%	27%	26%	27%

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

Net Income and Earnings Per Share

Bard reported consolidated net income for the quarter ended June 30, 2004 of $58.7 million, an increase of 19% over consolidated net income for the quarter ended June 30, 2003 of $49.5 million. Bard reported diluted earnings per share for the quarter ended June 30, 2004 of $0.55, an increase of 17% over diluted earnings per share for the quarter ended June 30, 2003 of $0.47, adjusted for the 2-for-1 stock split. Bard reported consolidated net income for the six months ended June 30, 2004 of $130.6 million, an increase of 36% over consolidated net income for the six months ended June 30, 2003 of $96.4 million. Bard reported diluted earnings per share for the six months ended June 30, 2004 of $1.22, an increase of 33% over diluted earnings per share for the six months ended June 30, 2003 of $0.92, adjusted for the 2-for-1 stock split.

The company believes that certain items recorded in other (income) expense, net, one of which was a legal settlement that resulted in a charge of $10.5 million pretax and an investment gain that resulted in a gain of $6.2 million pretax in the quarter ended June 30, 2004, impact the comparability of the company's results of operations between the periods presented in that table. The company believes that the legal settlements recorded in other (income) expense, net, one of which resulted in a gain of $16.0 million pretax and one of which resulted in a charge of $3.9 million pretax in the quarter ended March 31, 2004, also impact the comparability of the company's results of operations between the periods presented in that table.

 Liquidity and Capital Resources

The company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Significant factors affecting the management of liquidity are: cash flows generated from operating activities, capital expenditures, investments in businesses and technologies, cash dividends and common stock repurchases. Cash provided from operations continues to be the company's primary source of funds. Should it be necessary, the company believes it could borrow adequate funds at competitive terms. The table below summarizes liquidity measures for Bard as of June 30, 2004 and 2003. See the company's disclosures related to VIEs and the adoption of FIN 46R in the Notes to Condensed Consolidated Financial Statements.
(dollars in millions)	2004	2003
Cash	$40.8	$32.9
Cash equivalents	404.8	360.7
Cash and cash equivalents	$445.6	$393.6
Short-term investments	4.6	9.5
Subtotal	$450.2	$403.1
Working capital	$530.0	$487.5
Current ratio	2.35/1	2.43/1
Net cash position	$237.7	$218.7

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

The following table provides cash flow data for the six months ended June 30, 2004 and 2003.

(dollars in millions)	2004	2003
Net cash provided by operating activities	$108.3	$96.1
Net cash used in investing activities	$111.1	$93.2
Net cash provided by financing activities	$23.9	$0.3

Operating activities - For the six months ended June 30, 2004, the company generated $108.3 million cash flow from operations, $12.2 million more than the cash flow from operations reported for the six months ended June 30, 2003. For the six months ended June 30, 2004, net income of $130.6 million increased $34.2 million over net income reported for the six months ended June 30, 2003. Adjustments to reconcile net income to net cash provided by operating activities were $47.1 million and $30.7 million for the six months ended June 30, 2004 and 2003, respectively. Depreciation expense was approximately $18.7 million for the six months ended June 30, 2004 and $14.5 million for the six months ended June 30, 2003. Amortization expense was approximately $8.9 million for the six months ended June 30, 2004 and $6.4 million for the six months ended June 30, 2003.

Investing activities - For the six months ended June 30, 2004, the company used $111.1 million in cash for investing activities, $17.9 million more than the $93.2 million used for investing activities reported for the six months ended June 30, 2003. Capital expenditures amounted to $35.9 million and $30.4 million for the six months ended June 30, 2004 and 2003, respectively. The increase for the six months ended June 30, 2004 in capital expenditures was principally for the ongoing implementation of the company's enterprise resource planning ("ERP") information system. The company expects capital expenditures to be approximately $80.0 million in 2004 as additional investments will be made in information technology systems and facilities. The company spent approximately $83.2 million for the six months ended June 30, 2004 and $62.8 million for the six months ended June 30, 2003 for the acquisition of businesses, patents, trademarks, purchase rights and other related items to augment its existing product lines. These cash expenditures were financed primarily with cash from operations and short-term borrowings.

Financing activities - For the six months ended June 30, 2004, the company generated $23.9 million in cash from financing activities, $23.6 million more than the $0.3 million generated from financing activities reported for the six months ended June 30, 2003. Cash flow related to financing activities included changes in borrowings, cash proceeds related to option exercises, purchases of company stock and dividend payments. Total debt was $212.5 million and $184.4 million at June 30, 2004 and 2003, respectively. Total debt to total capitalization was 15.1% and 15.5% at June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004, the company spent approximately $34.0 million to purchase 350,000 shares of common stock of the company. For the six months ended June 30, 2003, the company spent approximately $21.7 million to purchase 474,200 shares of common stock of the company. At June 30, 2004, a total of 4,275,800 shares remains under the company's share purchase authorization. The company paid cash dividends of $24.0 million during the six months ended June 30, 2004 and $22.9 million during the six months ended June 30, 2003.

The company maintains a commercial paper program and a committed credit facility that support the company's commercial paper program. The committed facility may also be used for other corporate purposes. In the second quarter 2004, the company replaced its $200 million five-year committed credit facility that would have matured in May of 2005 and its $100 million 364-day committed credit facility that matured in May of 2004 with a new $400 million committed credit facility that matures in May of 2009. A pricing grid based on the company's long-term credit ratings determines interest rates and facility fees for the agreement. The new facility does not require compensating balances. There was $60.8 million of commercial paper borrowings outstanding at June 30, 2004 and zero at June 30, 2003. Certain of the company's debt agreements contain customary representations, warranties and default provisions as well as restrictions that, among other things, require the maintenance of a minimum ratio of operating cash flow to interest expense and limit the amount of debt that the company may have outstanding. As of June 30, 2004, the company was in compliance with all such covenants.

The company has $150.0 million of unsecured notes outstanding at June 30, 2004. The notes mature in 2026 and pay a semi-annual coupon of 6.70%. The coupon interest closely approximates the effective annual cost of the notes. The 6.70% notes due 2026 may be redeemed at the option of the note holder on December 1, 2006, at a redemption price equal to the principal amount. Assuming these notes are held to maturity, the market value of the notes approximates $157.2 million at June 30, 2004.

At June 30, 2004, the company's long-term debt was rated "BBB+" by Standard and Poor's and "Baa2" by Moody's and the company's commercial paper ratings were "A-2" by Standard and Poor's and "P-2" by Moody's. This overall financial strength gives Bard sufficient financing flexibility.

Management's Use of Non-GAAP Measures - The company's management analyzes net sales on both a reported basis and a constant currency basis. Because changes in foreign currency exchange rates have a non-operating impact on net sales, the company's management believes that evaluating growth in net sales on a constant currency basis provides an additional and meaningful assessment of net sales. Constant currency growth rates are calculated by translating the prior year's local currency sales by the current period's exchange rate. Constant currency growth rates are not indicative of changes in corresponding cash flows. The calculation of growth rates on a constant currency basis is a non-GAAP measure and should not be viewed in isolation or in lieu of sales growth calculated on a reported or GAAP basis.

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

Revenue recognition - The company recognizes product revenue, net of discounts, returns, allowances and rebates, when persuasive evidence of a sales arrangement exists, title and risk of loss has transferred, the buyer's price is fixed or determinable, contractual obligations have been satisfied and collectibility is reasonably assured. Unless agreed otherwise, the company's terms with domestic distributors provide that title and risk of loss passes F.O.B. origin. Certain sales to domestic and European distributors are F.O.B. destination. For arrangements where the company's terms state F.O.B. destination, the company records sales on this basis. In the case of consignment inventories, revenues and associated costs are recognized upon the notification of usage by the customer.

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

Legal reserve estimates - The company is at times involved in legal actions, the outcomes of which are not within the company's complete control and may not be known for prolonged periods of time. In some cases, the claimants seek damages, as well as other relief, which, if granted or agreed to in a settlement, could be material. A liability is recorded in the company's consolidated financial statements for these actions when a loss is known or considered probable and the amount or a range of amounts can be reasonably estimated. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements.

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

Management believes that the company has filed tax returns with positions that may be challenged by the tax authorities. These positions relate to, among others, the allocation and/or recognition of income on intercompany transactions, the timing and amount of deductions and the tax treatment related to acquisitions and divestitures. Although the outcome of tax audits is uncertain, in management's opinion, adequate provisions for income taxes have been made for potential liabilities resulting from such matters. Management believes that the ultimate outcome of these matters will not have a material impact on the company's financial condition or liquidity but may be material to the income tax provision and net income in a future period.

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

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets, including IPR&D, of the acquired businesses. Goodwill is tested for impairment annually, or more frequently if impairment indicators arise. The test for impairment requires the company to make several estimates about fair value, most of which are based on projected future cash flows. The company's estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on the company's consolidated balance sheets and the judgment required in determining fair value amounts, including projected future cash flows.

Intangible assets consist primarily of patents, distribution agreements and other intellectual property, which are amortized using the straight-line method over their estimated useful lives, ranging from 8 to 19 years. The company reviews these intangible assets for impairment annually or as impairment indicators arise.

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

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained herein or in other company documents and certain statements that may be made by management of the company orally may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Because actual results are affected by risks and uncertainties, the company cautions investors that actual results may differ materially from those expressed or implied. It is not possible to predict or identify all such risks and uncertainties, but factors that could cause the actual results to differ materially from those expressed or implied include, but are not limited to: health care industry consolidation resulting in customer demands for price concessions and contracts that are more complex and have longer terms; competitive factors, including competitors' attempts to gain market share through aggressive marketing programs, the development of new products or technologies by competitors and technological obsolescence; reduction in medical procedures performed in a cost-conscious environment; the lengthy approval time by the FDA or other government authorities to clear medical devices for commercial release; unanticipated product failures; legislative or administrative reforms to the United States Medicare and Medicaid systems or other United States or international reimbursement systems in a manner that would significantly reduce reimbursements for procedures using the company's medical devices; delays or denials of, or grants of low levels of reimbursement for procedures using, newly developed devices; the acquisition of key patents by competitors that would have the effect of excluding the company from new market segments; the uncertainty of whether increased research and development expenditures will result in increased sales; unpredictability of existing and future litigation including but not limited to environmental litigation, litigation regarding product liability such as claims of alleged personal injuries as a result of exposure to natural rubber latex gloves distributed by the company as well as other product liability matters, and intellectual property matters and disputes on agreements which arise in the ordinary course of business; government actions or investigations affecting the industry in general or the company in particular; future difficulties obtaining product liability insurance on reasonable terms; efficacy or safety concerns with respect to marketed products, whether scientifically justified or not, that may lead to product recalls, withdrawals, litigation or declining sales including reported incidents of migration of the company's vena cava filters; uncertainty related to tax appeals and litigation; future difficulties obtaining necessary components used in the company's products and/or price increases from the company's suppliers of critical components; economic factors over which the company has no control, including changes in inflation, foreign currency exchange rates and interest rates; other factors over which the company has no control, including catastrophes, both natural and man made, fires or explosions; risks associated with maintaining and expanding international operations; the risk that the company may not successfully implement its new ERP information system; and the risk that the company may not achieve manufacturing or administrative efficiencies as a result of the company's restructuring, the integration of acquired businesses or divestitures. The company assumes no obligation to update forward-looking statements as circumstances change. You are advised, however, to consult any further disclosures the company makes on related subjects in the company's 10-K, 10-Q and 8-K reports.

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

In December 1996, the company issued $150.0 million of 6.70% notes due 2026. These notes may be redeemed at the option of the note holders on December 1, 2006, at a redemption price equal to the principal amount. Assuming these notes are held to maturity, the market value of the notes approximates $157.2 million at June 30, 2004.

Item 4. Controls and Procedures - The company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the company's reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In particular, in accordance with FIN 46R, the company consolidates financial information related to a variable interest entity. See "Notes to Consolidated Financial Statements - Variable Interest Entities". While the company's disclosure controls and procedures encompass the company's consolidation of the financial information related to the variable interest entity, the company does not have oversight over the entity's internal control processes. The company's management, with the participation of the company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of June 30, 2004. Based upon that evaluation and subject to the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the company's disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

The company is in the process of implementing a new ERP information system to manage its business operations. Although the transition has proceeded to date without material adverse effects, the possibility exists that its migration to the new ERP information system could adversely affect the company's disclosure controls and procedures or its results of operations in future periods. The process of implementing new information systems could adversely impact its ability to do the following in a timely manner: accept and process customer orders, receive inventory and ship products, invoice and collect receivables, place purchase orders and pay invoices and all other business transactions related to the finance, including order entry, purchasing and supply chain processes within the ERP systems. Any such disruption could adversely affect the company's results of operations and financial position.

There was no change in the company's internal control over financial reporting (other than the ongoing implementation of its new ERP information system discussed above) that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

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

The company believes that the outcomes of the proceedings and claims described above will likely be disposed of over an extended period of time. However, while it is not feasible to predict the outcome of many of these proceedings, based upon the company's experience, current information and applicable law, the company does not expect these proceedings to have a materially adverse effect on consolidated financial position or liquidity, but one or more of the proceedings could be material to the consolidated results of operations in a future period.

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
Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
January 1 - January 31, 2004	---	---	---	4,625,800
February 1 - February 29, 2004	250,000	$93.37	250,000	4,375,800
March 1 - March 31, 2004	---	---	---	4,375,800
April 1 - April 30, 2004	---	---	---	4,375,800
May 1 - May 31, 2004	100,000	106.74	100,000	4,275,800
June 1 - June 30, 2004	---	---	---	4,275,800
Total	350,000	$97.19	350,000	4,275,800

(1) Average Price Paid Per Share not adjusted for the company's 2-for-1 stock split.

On December 12, 2002, the company announced that the Board of Directors had authorized the repurchase from time to time of 5.0 million shares of the common stock of the company.

Item 6(a). Exhibits

Exhibit 3.1 - Registrant's Restated Certificate of Incorporation, as amended, as of May 28, 2004, filed as Exhibit 3.1

Exhibit 12.1 - Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1 - Rule 13a-14(a) / 15-d-14(a) Certification of Chief Executive Officer

Exhibit 31.2 - Rule 13a-14(a) / 15-d-14(a) Certification of Chief Financial Officer

Exhibit 32.1 - Section 1350 Certification of Chief Executive Officer

Exhibit 32.2 - Section 1350 Certification of Chief Financial Officer

Item 6(b). Reports on Form 8-K

On July 20, 2004, the registrant furnished a current report on Form 8-K Item 12 in connection with its second quarter 2004 earnings release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
C. R. BARD, INC.
(Registrant)
Todd C. Schermerhorn /s/
Todd C. Schermerhorn
Senior Vice President and Chief Financial Officer

Charles P. Grom /s/
Charles P. Grom
Date: July 30, 2004	Vice President and Controller

Exhibit 3.1

C. R. BARD, INC.

RESTATED CERTIFICATE OF INCORPORATION

Pursuant to the provisions of Section 14A:9-5, Corporations, General, of the New Jersey Statutes, the undersigned Corporation hereby executes the following Restated Certificate of Incorporation:

FIRST: The name of the corporation is C. R. BARD, INC.

SECOND: The purpose or purposes for which the Corporation is organized are to engage in any activity within the lawful business purposes for which corporations may be organized under the New Jersey Business Corporation Act.

THIRD: The aggregate number of shares which the Corporation is authorized to issue is 605,000,000 shares, consisting of 600,000,000 shares of Common Stock, par value $.25 (Twenty Five Cents) per share, and 5,000,000 shares of Preferred Stock, par value $1.00 (One Dollar) per share. The designations, relative rights, preferences and limitations of the shares of each class shall be as follows:

Subject to the provisions hereof, the Board of Directors is hereby expressly authorized to divide shares of Preferred Stock into classes and into series within any class or classes, to issue the shares of Preferred Stock in such class or classes and in series within any class or classes, and to fix from time to time, before issuance, the number of shares to be included in each class or series within a class and the designation, relative rights, preferences and limitations of all shares of each class or series within a class. The authority of the Board of Directors with respect to each class or series within a class shall include, without limitation, the determination of any or all of the following matters:

      The number of shares constituting such class or series within a class and the designation thereof to distinguish the shares of such class or series within a class from the shares of all other classes or series;
      The annual dividend rate on the shares of such class or series within a class and whether such dividends shall be cumulative and, if cumulative, the date from which dividends shall accumulate;
      The redemption price or prices for shares of such class or series within a class, if redeemable, and the terms and conditions of such redemption;
      The preference, if any, of shares of such class or series within a class in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Corporation;
      The voting rights, if any, of shares of such class or series within a class in addition to the voting rights prescribed by law and the terms of exercise of such voting rights;
      The rights, if any, of shares of such class or series within a class to be converted into shares of any other class or series, including Common Stock, and the terms and conditions of such conversion;
      The terms or amount of any sinking fund provided for the purchase or redemption of such class or series within a class; and
      Any other relative rights, preferences and limitations of such class or series within a class.

The shares of each class and of each series within a class may vary from the shares of any other class or series as to any of such matters.

Dividends on all outstanding shares of Preferred Stock must be declared and paid, or set aside for payment, before any dividends may be declared and paid, or set aside for payment, on shares of Common Stock with respect to the same dividend period.

Each share of Common Stock shall be equal in all respects to every other share of Common Stock.

FOURTH: No holder of any shares of the Corporation, now or hereafter authorized, shall have any right as such holder to purchase or subscribe for or otherwise acquire any shares or any securities or obligations convertible into, or exchangeable for, or any right, warrant or option to purchase, any shares of any class which the Corporation may at any time hereafter issue or sell, whether now or hereafter authorized, but any and all such shares, securities, obligations, rights, warrants and options may be issued and disposed of by the Board of Directors to such persons, firms, corporations and associations, and for such lawful consideration, and on such terms, as the Board of Directors in its discretion may determine, without first offering the same, or any thereof, to the shareholders.

FIFTH: The address of the Corporation's current registered office is 730 Central Avenue, Murray Hill, New Jersey 07974, and the name of the Corporation's current registered agent at such address is Nadia J. Bernstein.

SIXTH: The Board of Directors of the Corporation shall consist of no fewer than three and no more than fourteen directors, with the exact number of directors to be determined in accordance with the By-Laws of the Corporation. The directors of the Corporation shall be divided into three classes, namely, Classes I, II and III, with each class consisting of not fewer than one nor more than five directors, as determined in accordance with the By-Laws of the Corporation. At each annual meeting of shareholders, the successors to any class of directors whose terms shall then expire shall be elected to serve until the third annual meeting following their election and until their successors shall be elected and qualified. Directors elected as hereinbefore provided may not be removed prior to the expiration of their respective terms of office without cause.

Notwithstanding any provision of this Restated Certificate of Incorporation to the contrary, (1) no amendment to this Restated Certificate of Incorporation shall amend, alter, change or repeal any provision of this Article SIXTH except upon the affirmative vote of the holders of at least seventy-five percent of the outstanding shares of all classes of capital stock of the Corporation entitled to vote thereon, and (2) no amendment to this Restated Certificate of Incorporation shall be adopted empowering shareholders to remove directors without cause except upon the affirmative vote of the holders of at least seventy-five percent of the outstanding shares of all classes of capital stock of the Corporation entitled to vote thereon.

The number of directors constituting the current Board of Directors is eight, the address for each of them is C. R. Bard, Inc., 730 Central Avenue, Murray Hill, New Jersey 07974 and their names and classes are as follows:

CLASS I

Timothy M. Ring
Marc C. Breslawsky
Herbert L. Henkel

CLASS II

Theodore E. Martin
Anthony Welters
Tony L. White

CLASS III

T. Kevin Dunnigan
William H. Longfield

SEVENTH: The Corporation shall indemnify its directors, officers and employees in the manner and to the extent permitted by the laws of the State of New Jersey.

EIGHTH: Subject to the provisions of the New Jersey Business Corporation Act, contracts or other transactions between the Corporation and its directors or between the Corporation and other firms or associations in which its directors are interested in any way, shall not be void or voidable due solely to such common interest.

NINTH: Subject to the provisions of the New Jersey Business Corporation Act, the directors, and committee members appointed by the Board of Directors, shall not be liable in the discharge of their duties when relying in good faith upon the corporate records and/or competent advice of any type.

TENTH: Except for actions required or permitted to be taken at a meeting of shareholders by Chapter 10 of the New Jersey Business Corporation Act, any action required or permitted to be taken at a meeting of shareholders may be taken without a meeting upon the written consent of shareholders who would have been entitled to cast the minimum number of votes which would be required to take such action at a meeting at which all shareholders entitled to vote thereon are present.

ELEVENTH: Except as set forth below, the affirmative vote of the holders of at least seventy-five percent of the outstanding shares of all classes of capital stock of the Corporation entitled to vote thereon, shall be required in order to authorize or adopt (a) any agreement for the merger or consolidation of the Corporation with or into any other corporation which is required by law to be approved by shareholders, (b) any sale, lease, transfer or other disposition by the Corporation of all or any substantial part of the assets of the Corporation to any other corporation, person or other entity, or (C) any issuance or delivery of securities of the Corporation in exchange or payment for any securities, properties or assets of any other person in a transaction in which the authorization or approval of shareholders of the Corporation is required by law or by any agreement to which the Corporation is a party, if as of the record date for the determination of shareholders entitled to notice thereof and to vote thereon or consent thereto, such other corporation, person or entity which is a party to such transaction is the beneficial owner, directly or indirectly, of more than 5% of the outstanding shares of stock of the Corporation.

For the purpose of this Article ELEVENTH (a) any corporation, person or other entity shall be deemed to be the beneficial owner of any shares of stock of the Corporation (i) which it owns directly, whether or not of record, or (ii) which it has the right to acquire pursuant to any agreement or understanding or upon exercise of conversion rights, warrants or options, or otherwise, or (iii) which are beneficially owned, directly or indirectly (including shares deemed owned through application of clause (ii) above), by an "affiliate" or "associate" (as defined below) or (iv) which are beneficially owned, directly or indirectly (including shares deemed owned through application of clause (ii) above), by any other corporation, person or entity with which it or its "affiliate" or "associate" has any agreement, arrangement or understanding for the purpose of acquiring, holding, voting or disposing of stock of the Corporation, and (b) the outstanding shares of any class of stock of the Corporation shall include shares deemed owned through application of clauses (a) (ii), (iii) and (iv), above but shall not include any other shares which may be issuable pursuant to any agreement, or upon exercise of conversion rights, warrants or options, or otherwise.

The term "affiliate" is defined as:

An "affiliate" of, or a person "affiliated" with, a specified person, is a person that directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, the persons specified.

The term "associate" is defined as:

The term "associate" used to indicate a relationship with any person, means (1) any corporation or organization (other than this Corporation or a majority-owned subsidiary of this Corporation) of which such person is an officer or partner or is, directly or indirectly, the beneficial owner of 10% or more of any class of equity securities, (2) any trust or other estate in which such person has a substantial beneficial interest or as to which such person serves as trustee or in a similar fiduciary capacity, and (3) any relative or spouse of such person, or any relative of such spouse, who has the same home as such person or who is a director or officer of this Corporation or any of its parents or subsidiaries.

The provisions of this Article ELEVENTH shall not be applicable to (i) any merger or consolidation of the Corporation with or into any other corporation, or any sale or lease of all or any substantial part of the assets of the Corporation to any other corporation, person or entity, if the Board of Directors of the Corporation shall by resolution have approved a memorandum of understanding, letter of intent or agreement with such other corporation, person or entity with respect to and substantially consistent with such transaction, prior to the time that such other corporation, person or entity shall have become a beneficial owner of more than 5% of the outstanding shares of stock of the Corporation, or (ii) any merger or consolidation of the Corporation with, or any sale to the Corporation or any subsidiary thereof of any of the assets of, any corporation of which a majority of the outstanding shares of stock is owned of record or beneficially by the Corporation and its subsidiaries.

The Board of Directors shall have the power and duty to determine for the purposes of this Article ELEVENTH on the basis of information known to the Corporation, whether (i) such other corporation, person, or other entity beneficially owns more than 5% of the outstanding shares of stock of the Corporation, (ii) such corporation, person or entity is an "affiliate" or "associate" (as defined above) of another, and (iii) the memorandum of understanding, letter of intent or agreement referred to above is substantially consistent with the transaction covered thereby. Any such determination shall be conclusive and binding for all purposes of this Article ELEVENTH.

No amendment to this Restated Certificate of Incorporation shall amend, alter, change or repeal any of the provisions of this Article ELEVENTH, unless the amendment affecting such amendment, alteration, change or repeal shall receive the affirmative vote of the holders of at least seventy-five percent of the outstanding shares of all classes of capital stock of the Corporation entitled to vote thereon.

TWELFTH: The provisions of this Article TWELFTH shall be applicable to any transaction to which Article ELEVENTH is applicable (each such transaction being referred to hereinafter in this Article TWELFTH as a "Special Business Combination"); provided, however, that the provisions of this Article TWELFTH shall not be applicable to any Special Business Combination which shall have been approved by a majority of those members of the Corporation's Board of Directors who were in office immediately prior to the time when any shareholder of the Corporation which is a party to such Special Business Combination became an Interested Shareholder (as such term is defined below). No Special Business Combination to which this Article TWELFTH is applicable shall be authorized or adopted unless the conditions specified in clauses (i) and (ii) below are satisfied:

      Minimum Price and Form of Consideration
      The holders of shares of each class or series of the outstanding shares of all classes of capital stock of the Corporation entitled to vote thereon ("Voting Shares") are to receive in such Special Business Combination an aggregate amount of cash and fair value of consideration per share other than cash that either shall be solely in cash or shall be in the same form and of the same kind as the consideration paid by the Interested Shareholder and its "affiliates" and "associates" (as such terms are defined in Article ELEVENTH) in acquiring the majority of the outstanding Voting Shares beneficially owned by them at the time of such Special Business Combination; and
      The holders of shares of Common Stock of the Corporation are to receive in such Special Business Combination an aggregate amount of cash and fair value of consideration per share other than cash that shall be at least equal to the higher of the following:
      the highest per share price (with appropriate adjustments for recapitalization and for stock splits, stock dividends and similar distributions) paid by such Interested Shareholder and its affiliates and associates for any shares of Common Stock acquired by them within the three-year period prior to the record date of the meeting of shareholders called to consider and vote upon the proposed Special Business Combination; or
      the per share book value of the Common Stock at the end of the fiscal quarter immediately preceding the record date of the meeting of shareholders called to consider and vote upon the proposed Special Business Combination; and
      The holders of shares of each class or series of Voting Shares other than Common Stock, if any, are to receive in such Special Business Combination an aggregate amount of cash and fair value of consideration per share other than cash that shall be at least equal to the highest per share price (with appropriate adjustments for recapitalizations and for stock splits, stock dividends and similar distributions) paid by such Interested Shareholder and its affiliates and associates for any shares of such class or series of Voting Shares acquired by them within the three-year period prior to the record date of the meeting of shareholders called to consider and vote upon the proposed Special Business Combination.
      Procedural Requirements
      After such Interested Shareholder has become an Interested Shareholder and prior to the consummation of such Special Business Combination, (1) there shall have been no failure to declare and pay at the regular date therefor any full periodic dividends (whether or not cumulative) on any Preferred Stock issued and outstanding pursuant to this Restated Certificate of Incorporation, (2) there shall have been (x) no reduction in the annual rate of dividends paid on the Common Stock (except as necessary to reflect any subdivision of the Common Stock) and (y) an increase in such annual rate of dividends as necessary to reflect any reclassification (including any reverse stock split), recapitalization, reorganization or any similar transaction that has the effect of reducing the number of outstanding shares of the Common Stock, and (3) such Interested Shareholder shall not have become the beneficial owner of any additional shares of Voting Shares except as part of the transaction that results in such Interested Shareholder's becoming an Interested Shareholder.
      After such Interested Shareholder has become an Interested Shareholder, such Interested Shareholder shall not have received the benefit, directly or indirectly (except proportionately as a shareholder), of any loans, advances, guarantees, pledges or other financial assistance or any tax credits or other tax advantages provided by the Corporation.
      A proxy or information statement describing the proposed Special Business Combination and complying with the requirements of the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder (or any subsequent provisions replacing such Act, rules or regulations) shall be mailed to public shareholders of the Corporation at least 30 days prior to the consummation of such Special Business Combination (whether or not such proxy or information - statement is required to be mailed pursuant to such Act or subsequent provisions). Any such proxy or information statement shall also contain the recommendations of each of the members of the Board of Directors as to the advisability of the proposed Special Business Combination as well as the opinion of an investment banker selected by a majority of the members of the Board of Directors as to the fairness of the terms of the proposed Special Business Combination to the Corporation and its shareholders.

The Board of Directors shall have the power and duty to determine for the purposes of this Article TWELFTH on the basis of information known to the Corporation (i) whether any corporation, person, or other entity beneficially owns more than 5% of the outstanding shares of stock of the Corporation, (ii) whether any corporation, person or entity is an "affiliate" or "associate" (as defined in Article ELEVENTH) of another; (iii) whether a Special Business Combination has been proposed, (iv) the fair value of any consideration other than cash to be received by holders of shares of any class or series of Voting Shares in a Special Business Combination; and (v) any other relevant facts necessary to determine the applicability of any provision of this Article TWELFTH to a Special Business Combination. Any such determination shall be conclusive and binding for all purposes of this Article TWELFTH.

For the purposes of this Article TWELFTH, the term "Interested Shareholder" is defined as the beneficial owner, directly or indirectly (including shares deemed owned by an "affiliate" or "associate" of such person as described in Article ELEVENTH), of more than 5% of the outstanding shares of stock of the Corporation.

No amendment to this Restated Certificate of Incorporation shall amend, alter, change or repeal any of the provisions of this Article TWELFTH, unless the amendment effecting such amendment, alteration, change or repeal shall receive the affirmative vote of the holders of at least a majority of the voting power of each class of capital stock of the Corporation; provided, however, that if on the record date for the meeting at which such proposed action is submitted to shareholders there is an Interested Shareholder who has proposed a Special Business Combination, or on whose behalf a Special Business Combination has been proposed, then the votes of such Interested Shareholder and its affiliates and associates shall not be counted in calculating the requisite vote for approval of the proposed action.

THIRTEENTH: Except as expressly permitted in the next succeeding paragraph of this Article THIRTEENTH, any purchase by the Company, or any Subsidiary (as hereinafter defined), of shares of Voting Stock (as hereinafter defined) from a 5% Shareholder (as hereinafter defined) at a per share price in excess of the Market Price (as hereinafter defined) at the time of such purchase of the shares so purchased shall require the affirmative vote of the holders of that amount of the voting power of the Voting Stock equal to the sum of (i) the voting power of the shares of Voting Stock of which the 5% Shareholder is the beneficial owner (as hereinafter defined) and (ii) a majority of the voting power of the remaining outstanding shares of Voting Stock, voting together as a single class.

The provisions of the first paragraph of this Article THIRTEENTH shall not be applicable to any purchase of shares of Voting Stock pursuant to (i) an offer, made available on the same terms, to the holders of all of the outstanding shares of the same class of Voting Stock as those so purchased or (ii) a purchase program effected on the open market and not as a result of a privately-negotiated transaction.

For the purposes of this Article THIRTEENTH:

      A "person" shall mean any individual firm, corporation or other entity.
      "Voting Stock" shall mean the outstanding shares of all classes of capital stock of the Company entitled to vote generally in the election of directors.
      "5% Shareholder" shall mean any person (other than the Company or any Subsidiary) who or which:
      is the beneficial owner, directly or indirectly, of more than 5% of the voting power of the outstanding shares of Voting Stock; or
      is an affiliate (as such term is defined in Article ELEVENTH) of the Company and at any time within the two-year period immediately prior to the date in question was the beneficial owner, directly or indirectly, of more than 5% of the voting power of the then outstanding shares of Voting Stock; or
      is an assignee of or has otherwise succeeded to any shares of Voting Stock which were at any time within the two-year period immediately prior to the date in question beneficially owned by any 5% Shareholder, if such assignment or succession shall have occurred in the course of a transaction or series of transactions not involving a public offering within the meaning of the Securities Act of 1933.
      A person shall be a "beneficial owner" of any shares of Voting Stock:
      which such person or any of its affiliates or associates (as such term is defined in Article ELEVENTH) beneficially owns, directly or indirectly; or
      which such person or any of its affiliates or associates has (1) the right to acquire (whether such right is exercisable immediately or only after the passage of time), pursuant to any agreement, arrangement or understanding or upon the exercise of conversion rights, exchange rights, warrants or options, or otherwise, or (2) the right to vote pursuant to any agreement, arrangement or understanding; or
      which are beneficially owned, directly or indirectly, by any other person with which such person or any of its affiliates or associates has any agreement, arrangement or understanding for the purpose of acquiring, holding, voting or disposing of any shares of Voting Stock.
      For the purpose of determining whether a person is a "5% Shareholder" pursuant to clause (iii) above, (the number of shares of Voting Stock deemed to be outstanding shall include shares deemed owned through application of clause (iv) above, but shall not include any other shares of Voting Stock which may be issuable pursuant to any agreement, arrangement or understanding, or upon exercise of conversion rights, warrants or options, or otherwise.
      "Subsidiary" shall mean any corporation of which a majority of any class of equity security is owned, directly or indirectly, by the Company; provided, however, that for the purpose of the definition of a "5% Shareholder" set forth in clause (iii) above the term "Subsidiary" shall mean only a corporation of which a majority of the voting power of the capital stock entitled to vote generally in the election of directors is owned, directly or indirectly, by the Company.
      "Market Price" shall mean the last closing sale price immediately preceding the time in question of a share of the stock in question on the Composite Tape for New York Stock Exchange Listed Stocks, or, if such stock is not quoted on the Composite Tape, on the New York Stock Exchange, or, if such stock is not listed on such Exchange, on the principal United States securities exchange registered under the Securities Exchange Act of 1934 on which such stock is listed, or, if such stock is not listed on any such exchange, the last closing bid quotation with respect to a share of such stock immediately preceding the time in question on the National Association of Securities Dealers, Inc., Automated Quotations System or any comparable system then in use (or any other system of reporting or ascertaining quotations then available), or, if such stock is not so quoted, the fair market value at the time in question of a share of such stock as determined by a majority of the entire Board of Directors in good faith.

The Board of Directors of the Company shall have the power and duty to determine for the purposes of this Article THIRTEENTH, on the basis of information known to them after reasonable inquiry, (i) whether the provisions of this Article THIRTEENTH are applicable to a particular transaction (ii) whether a person is a 5% Shareholder, (iii) the number of shares of Voting Stock beneficially owned by any person and (iv) whether a person is an affiliate or an associate of another person. The good faith determination of the Board of Directors shall be conclusive and binding for all purposes of this Article THIRTEENTH.

Notwithstanding any other provision of this Restated Certificate of Incorporation or the By-Laws, as amended, of the Company (and notwithstanding the fact that a lesser percentage may be specified by law, this Restated Certificate of Incorporation or the By-Laws, as amended, of the Company), the affirmative vote of the holders of at least seventy-five percent of the voting power of the outstanding Voting Stock, voting together as a single class, shall be required to alter, amend or repeal, or adopt any provision inconsistent with, this Article THIRTEENTH.

FOURTEENTH: A director or officer of the Corporation shall not be personally liable to the Corporation or its shareholders for breach of duty as a director or officer, except to the extent and for the duration of any period of time such personal liability may not be eliminated or limited under the New Jersey Business Corporation Act as the same exists or may hereafter be amended.

This Restated Certificate of Incorporation shall be effective on the 28th day of May, 2004.

C. R. BARD, INC.

By /s/ Timothy M. Ring

Timothy M. Ring

Chairman and Chief Executive Officer

C. R. BARD, INC. AND SUBSIDIARIES

Exhibit 12.1 - Computation of Ratio of Earnings to Fixed Charges

	Six months ended 6/30/04	2003	2002	2001	2000	1999

Earnings before taxes	$177,400	$223,200	$211,000	$204,900	$154,000	$173,300
Add(Deduct):
Fixed charges	9,100	17,900	17,700	19,100	24,500	24,200
Undistributed earnings of less than 50% owned companies carried at equity	(600)	(2,000)	(1,100)	(2,000)	(2,900)	(2,700)
Earnings available for fixed charges	$185,900	$239,100	$227,600	$222,000	$175,600	$194,800

Fixed charges:
Interest, including amounts capitalized	$6,400	$12,500	$12,600	$14,200	$19,300	$19,300
Proportion of rent expense deemed to represent interest factor	2,700	5,400	4,800	4,900	5,200	4,900
Fixed charges	$9,100	$17,900	$17,400	$19,100	$24,500	$24,200

Ratio of earnings to fixed charges	20.43	13.36	13.08	11.62	7.17	8.05

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

Date: July 30, 2004

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

Date: July 30, 2004

/s/ Todd C. Schermerhorn

Todd C. Schermerhorn

Senior Vice President and Chief Financial Officer

EXHIBIT 32.1
SECTION 1350 CERTIFICATIONS

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of C. R. Bard, Inc. on Form 10-Q for the period ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Timothy M. Ring, Chairman and Chief Executive Officer of C. R. Bard, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of C. R. Bard, Inc.

/s/ Timothy M. Ring

Name: Timothy M. Ring

Date: July 30, 2004

EXHIBIT 32.2
SECTION 1350 CERTIFICATIONS

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of C. R. Bard, Inc. on Form 10-Q for the period ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Todd C. Schermerhorn, Senior Vice President and Chief Financial Officer of C. R. Bard, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of C. R. Bard, Inc.

/s/ Todd C. Schermerhorn

Name: Todd C. Schermerhorn

Date: July 30, 2004