Form 10-Q
period 2004-09-30
BARD C R INC /NJ/
filed 2004-11-08
CIK 9892

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004

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

Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	X	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at October 25, 2004
Common Stock - $0.25 par value	104,649,991

C. R. BARD, INC. AND SUBSIDIARIES

INDEX

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except par values, unaudited)
September 30, 2004		December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$480,700	$417,400
Short-term investments	4,500	4,600
Accounts receivable, net	269,600	224,100
Inventories	150,200	156,500
Deferred income taxes	38,200	58,900
Other current assets	27,400	13,600
Total current assets	970,600	875,100
Net property, plant and equipment	243,300	222,700
Patents, net of amortization	139,800	79,100
Other intangible assets, net of amortization	96,500	58,700
Goodwill	360,800	354,000
Deferred income taxes	---	12,400
Other assets	94,600	90,000
$1,905,600		$1,692,000
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$100	$16,600
Accounts payable	47,900	56,100
Accrued expenses	226,100	254,800
Federal and foreign income taxes	101,700	94,400
Total current liabilities	375,800	421,900
Long-term debt	151,500	151,500
Other long-term liabilities	86,800	72,900
Deferred income taxes	3,500	---
Commitments and contingencies	---	---
Noncontrolling interest	16,700	---
Shareholders' investment:
Preferred stock, $1 par value, authorized 5,000,000 shares; none issued	---	---
Common stock, $0.25 par value, authorized 600,000,000 shares at September 30, 2004 and 300,000,000 shares at December 31, 2003; issued and outstanding 104,588,045 shares at September 30, 2004 and 51,754,871 shares at December 31, 2003	26,100	12,900
Capital in excess of par value	428,500	338,700
Retained earnings	822,600	703,200
Accumulated other comprehensive income	13,500	100
Unearned compensation	(19,400)	(9,200)
Total shareholders' investment	1,271,300	1,045,700
	$1,905,600	$1,692,000

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(shares and dollars in thousands, except per share amounts, unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net sales	$421,900	$361,800	$1,232,000	$1,051,900

Costs and expenses:
Cost of goods sold	168,100	154,700	498,700	453,500
Marketing, selling & administrative expense	130,800	112,300	382,000	326,300
Research & development expense	28,600	21,600	83,400	62,900
Interest expense	3,400	3,200	9,800	9,500
Other (income) expense, net	(50,700)	(1,100)	(61,000)	(4,300)
Total costs and expenses	280,200	290,700	912,900	847,900

Income before tax provision	141,700	71,100	319,100	204,000
Income tax provision	39,300	19,600	86,100	56,100

Net income	$102,400	$51,500	$233,000	$147,900

Basic earnings per share	$0.98	$0.50	$2.23	$1.43

Diluted earnings per share	$0.95	$0.49	$2.17	$1.41

Wt. avg. common shares outstanding - basic	104,600	103,600	104,400	103,400

Wt. avg. common shares outstanding - diluted	107,400	105,200	107,200	105,200

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

(dollars in thousands, except per share amounts, unaudited)
Nine Months Ended 9/30/2004	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Unearned Compen-sation	Total
	Shares	Amount
Balance at December 31, 2003	51,754,871	$12,900	$338,700	$703,200	$100	$(9,200)	$1,045,700
Net income	---	---	---	233,000	---	---	233,000
Currency translation adjustments/other
comprehensive income	---	---	---	---	13,400	---	13,400
Total comprehensive income							246,400

Cash dividends ($0.35 per share (1))	---	---	---	(36,600)	---	---	(36,600)
Issuance of common stock	1,449,274	300	72,400	---	---	(14,100)	58,600
Stock split effected in the form of a stock dividend	52,283,900	13,100	---	(13,100)	---	---	---
Purchases of common stock for treasury	(900,000)	(200)	---	(63,900)	---	---	(64,100)
Tax benefit relating to incentive stock options and employee stock purchase plans	---	---	17,400	---	---	---	17,400
Amortization of deferred compensation	---	---	---	---	---	3,900	3,900
Balance at September 30, 2004	104,588,045	$26,100	$428,500	$822,600	$13,500	$(19,400)	$1,271,300

(1) Restated for the company's 2-for-1 stock split.

Continued on the next page.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

(dollars in thousands, except per share amounts, unaudited)
Nine Months Ended 9/30/2003	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned Compen-sation	Total
	Shares	Amount
Balance at December 31, 2002	51,602,836	$12,900	$286,300	$640,700	$(54,500)	$(5,000)	$880,400
Net income	---	---	---	147,900	---	---	147,900
Currency translation adjustments/other
comprehensive income	---	---	---	---	23,400	---	23,400
Total comprehensive income							171,300

Cash dividends ($0.34 per share (1))	---	---	---	(34,900)	---	---	(34,900)
Issuance of common stock	863,860	200	39,300	---	---	(13,000)	26,500
Purchases of common stock for treasury	(686,700)	(200)	---	(43,800)	---	---	(44,000)
Tax benefit relating to incentive stock options and employee stock purchase plans	---	---	4,000	---	---	---	4,000
Amortization of deferred compensation	---	---	---	---	---	7,500	7,500
Balance at September 30, 2003	51,779,996	$12,900	$329,600	$709,900	$(31,100)	$(10,500)	$1,010,800

 (1) Restated for the company's 2-for-1 stock split.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)
	For The Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$233,000	$147,900

Depreciation and amortization	43,600	33,000
Gain on Bard Endoscopic sale	(44,900)	---
Gain on sale of investment	(6,200)	---
Gain on facility sale	(2,700)	---
In-process research and development	6,700	1,000
Deferred income taxes	25,500	4,200
Expenses under stock plan	3,900	7,500
Adjustment to legal reserve	(16,000)	---
Retroactive tax credits	(1,100)	---
Adjustment to royalty accrual	(800)	---
Other noncash items	1,300	4,600

Changes in assets and liabilities:
Accounts receivable	(43,500)	(22,200)
Inventories	(4,800)	(8,500)
Other operating assets	5,200	4,200
Current liabilities, excluding debt	2,000	6,200
Pension contributions	(10,800)	(10,800)
Other long-term liabilities	2,600	600
Net cash provided by operating activities	193,000	167,700

Cash flows from investing activities:
Capital expenditures	(56,800)	(46,000)
Proceeds from Bard Endoscopic sale	80,000	---
Proceeds from investment	6,200	---
Proceeds from sale of facilities	4,000	1,600
Payments made for purchases of businesses	(64,600)	(52,800)
Patents and other intangibles	(36,400)	(46,800)
Net cash used in investing activities	(67,600)	(144,000)

Continued on the next page.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)
	For The Nine Months Ended September 30,
	2004	2003
Cash flows from financing activities:
Common stock issued for options and benefit plans	48,300	27,700
Purchases of common stock	(64,100)	(44,000)
Cash dividends paid	(36,600)	(34,900)
(Repayments)/proceeds from short-term borrowing, net	(16,500)	27,900
Principal payments of long-term borrowings	---	(800)
Net cash used in by financing activities	(68,900)	(24,100)

Effect of exchange rate changes on cash and cash equivalents	4,400	9,200
Effect of variable interest entity consolidation	2,400	---
Increase in cash and cash equivalents during the period	63,300	8,800

Balance at January 1	417,400	373,700
Balance at September 30	$480,700	$382,500

	For the Nine Months Ended September 30,
(dollars in thousands)	2004	2003
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$5,600	$5,300
Income Taxes	$31,900	$49,000

Noncash transactions
Deferred acquisition payments	$16,200	---

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

Consolidation - The consolidated financial statements as of September 30, 2004 include the accounts of the company, its majority-owned subsidiaries that are not considered variable interest entities and variable interest entities for which the company is the primary beneficiary. All significant intercompany accounts and transactions are eliminated in consolidation. The accounts of most foreign subsidiaries are consolidated as of and for the three and nine months ended August 31, 2004 and 2003 and as of November 30, 2003. No events occurred related to these foreign subsidiaries during the months of September 2004, December 2003 or September 2003 that materially affected the financial position or results of operations of the company as of the dates, or for the periods, for which financial information is presented in these financial statements. See below for the impact of the company's adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin ("ARB") No. 51 (revised December 2003).

Use of Estimates in the Preparation of Financial Statements - The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires the company to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of the financial statements. The company evaluates these estimates and judgments on an ongoing basis and bases its estimates on historical experience, current conditions and various other assumptions that the company believes to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates, and the estimates may be different, under different assumptions or conditions.

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
(dollars in thousands except per share amounts)	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Net income as reported	$102,400	$51,500	$233,000	$147,900
Pro forma after-tax impact of options at fair value	4,300	3,500	12,800	10,400
Pro forma after-tax impact of ESPP discount	---	---	3,000	1,000
Pro forma net income	$98,100	$48,000	$217,200	$136,500
Basic earnings per share as reported (adjusted for stock split)	$0.98	$0.50	$2.23	$1.43
Diluted earnings per share as reported (adjusted for stock split)	$0.95	$0.49	$2.17	$1.41
Pro forma basic earnings per share	$0.94	$0.46	$2.08	$1.32
Pro forma diluted earnings per share	$0.91	$0.46	$2.03	$1.30

The fair market value of stock options is estimated on the date of grant using the Black-Scholes option-pricing model. The following table outlines the assumptions used in the Black-Scholes model.
	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Dividend yield	0.8%	1.6%	0.8%	1.6%
Risk-free interest rate	3.71%	3.07%	3.71%	3.07%
Expected option life in years	5.8	5.4	5.8	5.4
Expected volatility	30.1%	31.7%	30.1%	31.7%

The weighted average per share fair market value of stock options granted during the nine months ended September 30, 2004 was $18.09, reflecting the company's stock split. The weighted average per share fair market value of stock options granted during the nine months ended September 30, 2003 was $18.51, without reflecting the company's stock split. The pro forma after-tax adjustment for options assumes vesting periods between two to four years. The fair market value of the ESPP discount is based upon the difference between the market price at the time of purchase and the participant's purchase price. The ESPP pro forma adjustment assumes immediate expense recognition at the time of purchase. All pro forma adjustments have been tax-affected at 35%. No other pro forma adjustments are required because the company records compensation expense for all other stock awards.

Defined Benefit Pension Plans - The company has both tax qualified and nonqualified noncontributory defined benefit pension plans ("nonqualified plans") that together cover substantially all domestic and certain foreign employees. These plans provide benefits based upon a participant's compensation and years of service. The nonqualified plans are made up of the following arrangements: a nonqualified supplemental deferred compensation arrangement and a nonqualified excess pension deferred compensation arrangement. The nonqualified supplemental deferred compensation arrangement is noncontributory and provides supplemental income to key executives of the company. The benefit is determined by the accumulation of an account balance that results from a percentage of pay credit and interest. No deferrals of pay are required from participants. The balance is paid to a participant after retirement over a 15-year period. The nonqualified excess pension deferred compensation arrangement provides benefits to key employees that cannot be provided by the qualified plan due to IRS limitations. The company uses a September 30 measurement date for all of its defined benefit pension plans. The components of net periodic benefit expense for the quarter and nine months ended September 30, 2004 and 2003 are as follows.

(dollars in millions)	For the Quarter Ended September 30, 2004			For the Nine Months Ended September 30, 2004
	Tax Qualified Plans	Non-qualified Plans	Total	Tax Qualified Plans	Non-qualified Plans	Total
Service cost net of employee contributions	$2.7	$0.5	$3.2	$8.1	$1.1	$9.2
Interest cost	2.5	0.5	3.0	7.7	1.3	9.0
Expected return on plan assets	(3.6)	---	(3.6)	(10.6)	---	(10.6)
Amortization/ Settlement/ Curtailment	1.0	---	1.0	2.6	---	2.6
Net periodic pension expense	$2.6	$1.0	$3.6	$7.8	$2.4	$10.2

(dollars in millions)	For the quarter ended September 30, 2003			For the nine months ended September 30, 2003
	Tax Qualified Plans	Non-qualified Plans	Total	Tax Qualified Plans	Non-qualified Plans	Total
Service cost net of employee contributions	$2.5	$0.3	$2.8	$7.3	$1.1	$8.4
Interest cost	2.4	0.6	3.0	7.0	1.6	8.6
Expected return on plan assets	(3.3)	---	(3.3)	(9.7)	---	(9.7)
Amortization/ Settlement/ Curtailment	0.3	0.1	0.4	1.3	0.3	1.6
Net periodic pension expense	$1.9	$1.0	$2.9	$5.9	$3.0	$8.9

Other Postretirement Benefit Plans - The company does not provide subsidized postretirement health care benefits or life insurance coverage except to a limited number of former employees. Approximately thirty of those former employees receive a limited prescription drug plan. The components of net periodic benefit expense for the quarter and nine months ended September 30, 2004 and 2003 are as follows.
(dollars in millions)	For the Quarter Ended September 30, 2004	For the Nine Months Ended September 30, 2004
Service cost	$ ---	$ ---
Interest cost	0.1	0.5
Expected return on plan assets	---	---
Amortization unrecognized	---	---
Net loss	---	0.1
Prior service cost	---	---
Net transition obligation	---	---
Settlement/curtailment	---	---
Net periodic benefit cost	$0.1	$0.6

(dollars in millions)	For the quarter ended September 30, 2003	For the nine months ended September 30, 2003
Service cost	$ ---	$ ---
Interest cost	0.2	0.6
Expected return on plan assets	---	---
Amortization unrecognized	---	---
Net loss	0.1	0.1
Prior service cost	---	---
Net transition obligation	---	---
Settlement/curtailment	---	---
Net periodic benefit cost	$0.3	$0.7

Employer Contribution to Defined Benefit and Other Postretirement Plans - The company's objective in funding its domestic tax-qualified plan is to accumulate funds sufficient to provide for all benefits and to satisfy the minimum contribution requirements of ERISA. Outside the United States, the company's objective is to fund the international retirement costs over time within the limits of minimum requirements and allowable tax deductions. The company's annual funding decisions also consider the relationship between each tax-qualified plan's asset returns compared to the plan's corresponding expense and consider the relationship between each tax-qualified plan's accumulated benefit obligation and its corresponding funded status. From time to time, the company contributes additional amounts as it deems appropriate. For the nine months ended September 30, 2004 and 2003, the company made contributions of $10.0 million and $10.0 million to its U.S. qualified plan. For the nine months ended September 30, 2004 and 2003, the company made contributions of $0.8 million and $0.8 million to the company's U.K. tax-qualified plans, respectively. The nonqualified plans and the other postretirement plans are generally not funded.

Stock Split - On April 21, 2004, the company announced that its Board of Directors approved a 2-for-1 stock split, which was effected in the form of a 100 percent stock dividend. The dividend was distributed on May 28, 2004 to shareholders of record as of May 17, 2004. Unless indicated otherwise, all historical share and per share amounts have been restated to reflect the stock split.

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

(dollars and shares in thousands except per share amounts)	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$102,400	$51,500	$233,000	$147,900
Weighted average common shares outstanding	104,600	103,600	104,400	103,400
Incremental common shares issuable: stock options and awards	2,800	1,600	2,800	1,800
Weighted average common shares outstanding assuming dilution	107,400	105,200	107,200	105,200
Basic earnings per share	$0.98	$0.50	$2.23	$1.43
Diluted earnings per share	$0.95	$0.49	$2.17	$1.41

For the quarters ended September 30, 2004 and 2003, common stock equivalents from stock options and stock awards of approximately 32,800 shares and 1,221,561 shares, respectively, were not included in the diluted earnings per share calculation since their effect is antidilutive. For the nine months ended September 30, 2004 and 2003, common stock equivalents from stock options and stock awards of approximately 1,434,395 shares and 1,327,661 shares, respectively, were not included in the diluted earnings per share calculation since their effect is antidilutive.

Inventories - Inventories are stated at the lower of cost or market. Cost components include material, labor and manufacturing overhead. For most domestic divisions, cost is determined using the last-in-first-out ("LIFO") method. For all other inventories cost is determined using the first-in-first-out ("FIFO") method. Due to changing technologies and cost containment the difference between the valuation under the LIFO method and the FIFO method is not significant. The following is a summary of inventories at September 30, 2004 and December, 31, 2003:
(dollars in thousands)	September 30, 2004	December 31, 2003
Finished goods	$83,500	$84,000
Work in process	28,600	28,500
Raw materials	38,100	44,000
Total	$150,200	$156,500

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

Depreciation expense was approximately $28.4 million and $22.4 million for the nine months ended September 30, 2004 and 2003, respectively.

Software Capitalization - Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line method over an estimated useful life of five to seven years. Capitalized software costs are included in machinery and equipment. In accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the company capitalizes certain costs associated with internal-use software such as the payroll costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internal-use software are expensed until the point at which the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires judgment in determining when a project has reached the development stage and the period over which the company expects to benefit from the use of that software. The company capitalized $25.7 million and $15.9 million of internal-use software for the nine months ended September 30, 2004 and 2003, respectively.

Impairment of Long-Lived Assets - The company reviews long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization for impairment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The company evaluates the recoverability of assets to be held and used by comparing the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated discounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the discounted cash flows. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair market value less costs to sell, and would no longer depreciated.

Divestitures - As a result of the company's strategic investment objectives, the company sold certain assets of its Endoscopic Technologies division to ConMed Corporation for $80.0 million on September 30, 2004. The net sales associated with these assets were previously reported along with other gastroenterological products in the company's oncology disease state category. The purchase price is subject to post-closing adjustments. The Endoscopic Technologies division, located in Billerica, Massachusetts, manufactured and marketed devices and accessories used primarily by gastroenterologists for endoscopic procedures. Significant assets of the Endoscopic Technologies division were retained by the company. Annual net revenues associated with the divested assets were approximately $54 million for the fiscal year ended December 31, 2003 and $46 million for the nine-month period ended September 30, 2004. The company did not separately track the pretax profitability of the disposed assets, due to the company's shared corporate infrastructure and the integration of the disposed assets with assets remaining with the company.

 A summary of the book value of the disposed assets is as follows:
(dollars in millions)
Inventories, net of reserves	$12.2
Machinery and equipment, net of depreciation	$3.7
Intangible assets, net of amortization	$3.9
Assumed liabilities	$2.6

In addition to the asset sale agreement, the company entered into a short-term lease agreement for its Billerica facility and supply, transitional manufacturing and non-compete agreements. The company recorded deferred gains of approximately $4.6 million related to certain of these agreements. As a result of the sale, the company recorded a pretax gain of $44.9 million in other (income) expense, net.

Acquisitions - The company spent approximately $101.0 million in the first nine months of 2004 and $99.6 million in the first nine months of 2003 for the acquisition of businesses, patents, trademarks, purchase rights and other related items to augment its existing product lines. Unaudited pro forma financial information for the transactions described below has not been presented because the effects of these acquisitions were not material on either an individual or aggregate basis. Results of operations from these transactions are included in the company's consolidated results from the respective dates of acquisition. Several of the company's recent acquisitions and investments involve milestone payments associated with the achievement of certain targets associated either with research and development, regulatory approval or the transfer of manufacturing capabilities. A summary of future acquisition payments, some of which are contingent, is included below.
(dollars in millions)	Total	Remaining 2004	2005	2006 through 2007	2008 and later
Acquisition and investment milestones	$90.4	---	$72.3	$18.1	---

The company records in-process research and development in research and development expense in its consolidated statements of income. The value assigned to in-process research and development is determined by identifying an acquired specific in-process research and development project that will be continued and for which (a) technological feasibility has not been established at the acquisition date, (b) there is no alternative future use and (c) the fair market value is estimable with reasonable reliability. The company considered a variety of factors, including appraisals when appropriate, in determining the value of in-process research and development. The company's and third-party's appraisals are based on comparable transactions, relief from royalty analyses and other discounted cash-flow approaches.

Onux, Inc. - On June 30, 2004, the company acquired substantially all of the assets of Onux, Inc., a manufacturer of a hernia repair fixation system. The company recorded approximately $47.1 million in patents which will be amortized over their useful lives, approximately 15 years. In addition, the company recorded approximately $2.7 million in tax deductible goodwill and approximately $6.0 million in in-process research and development. The company has not finalized the purchase price allocation for the Onux acquisition; however, the company does not expect that any change in the Onux purchase price allocation would have a material impact on its financial statements.

Bridger, Inc. - On June 30, 2004, the company acquired the stock of Bridger, Inc., a supplier of components for the company's soft tissue repair franchise. The acquisition agreement called for a cash payment of $8.1 million plus two anniversary payments of $8.1 million payable on the eighteenth and thirty-sixth month anniversaries of the transaction and the assumption of certain liabilities. The company recorded the anniversary payments in "other long-term liabilities". The company recorded approximately $21.2 million in patents which will be amortized over their useful lives, approximately 15 years. In addition, the company recorded approximately $9.3 million in non-tax deductible goodwill, approximately $0.7 million in in-process research and development and miscellaneous assets and liabilities, primarily consisting of a deferred tax liability. The company has not finalized the purchase price allocation for the Bridger acquisition; however, the company does not expect that any change in the Bridger purchase price allocation would have a material impact on its financial statements.

Source Tech Medical, L.L.C. - In June 2003, Bard acquired substantially all of the assets of Source Tech Medical, L.L.C. ("Source Tech"), a manufacturer and distributor of radioactive iodine seeds, for approximately $35.0 million in cash and assumed liabilities. The acquisition expanded and integrated the company's presence in the brachytherapy market. The company allocated approximately $7.0 million to tangible assets (primarily equipment and inventory), $17.0 million to technology-related intangible assets, $10.0 million to tax-deductible goodwill and $1.0 million to in-process research and development. In addition, $2.0 million of pre-existing Source Tech licenses were reclassified to tax-deductible goodwill. Intangible assets will be amortized over their useful lives of 10 to 15 years. The company took into consideration its pre-existing distribution agreement with Source Tech when determining the purchase price allocation and residual goodwill.

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

Goodwill and Intangible Assets - The balances of goodwill and intangible assets are as follows:

(dollars in millions)	September 30, 2004
	Gross Carrying Value	Accumulated Amortization	Translation /Other	Net Carrying Value	Wt. Avg. Useful Life
Patents	$182.5	$(41.6)	(1.1)	$139.8	15
Distribution agreements	20.6	(10.2)	---	10.4	18
Licenses	41.1	(10.5)	(2.8)	27.8	10
Core technologies	48.8	(2.3)	0.3	46.8	11
Other intangibles	28.1	(16.3)	(0.3)	11.5	5
Total other intangibles	$321.1	$(80.9)	$(3.9)	$236.3

(dollars in millions)	December 31, 2003
	Gross Carrying Value	Accumulated Amortization	Translation/Other	Net Carrying Value	Wt. Avg. Useful Life
Patents	$117.9	$(38.8)	---	$79.1	15
Distribution agreements	20.6	(9.3)	---	11.3	19
Licenses	21.6	(11.1)	(0.1)	10.4	12
Core technologies	23.1	(0.8)	0.2	22.5	11
Other intangibles	28.8	(14.1)	(0.2)	14.5	8
Total other intangibles	$212.0	$(74.1)	$(0.1)	$137.8
(dollars in millions)	Beginning Balance	Additions	Translation /Other	Ending Balance
Goodwill as of September 30, 2004	$354.0	$12.3	$(5.5)	$360.8
Goodwill as of December 31, 2003	$316.1	$28.3	$9.6	$354.0

Based on the company's existing intangible assets, annual estimated amortization expense for the years 2004 through 2009 is as follows:
(dollars in millions)	2004	2005	2006	2007	2008	2009
Annual amortization expense	$20.0	$18.0	$17.4	$16.5	$16.3	$16.1

Short-Term Borrowings and Long-Term Debt - The company maintains a commercial paper program and a committed credit facility that supports the company's commercial paper program. The committed facility may also be used for general corporate purposes. The committed credit facility in the amount of $400.0 million matures in May of 2009. A pricing grid based on the company's long-term credit ratings determines interest rates and facility fees for the facility. The facility does not require compensating balances. There were no commercial paper borrowings at September 30, 2004. At December 31, 2003 there were commercial paper borrowings of $15.7 million. Certain of the company's debt agreements contain customary representations, warranties and default provisions as well as restrictions that, among other things, require the maintenance of a minimum ratio of operating cash flow to interest expense and limit the amount of debt that the company may have outstanding. As of September 30, 2004, the company was in compliance with all such financial covenants.

In December 1996, the company issued $150.0 million of 6.70% notes due 2026. These notes may be redeemed at the option of the note holders on December 1, 2006, at a redemption price equal to the principal amount. The market value of these notes approximates $164.0 million at September 30, 2004, assuming the notes are held to 2026. Cash payments on interest equal $5.6 million and $5.3 million for the nine-month periods ended September 30, 2004 and September 30, 2003, respectively.

Legal - In the ordinary course of business, the company is subject to various legal proceedings and claims, including claims of alleged personal injuries as a result of exposure to natural rubber latex gloves distributed by the company and other product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes. In addition, the company operates in an industry susceptible to significant patent legal claims. At any given time in the ordinary course of business, the company generally is involved as both a plaintiff and defendant in a number of patent infringement actions. If infringement of a third party's patent were to be determined against the company, the company might be required to make significant royalty or other payments or might be subject to an injunction or other limitation on its ability to manufacture or distribute one or more products. If a company patent were to be determined to be invalid or unenforceable, the company might be required to reduce the value of the patent on the company's balance sheet and to record a corresponding noncash charge, which could be significant in amount.

The company is subject to numerous federal, state, local and foreign environmental protection laws governing, among other things, the generation, storage, use and transportation of hazardous materials and emissions or discharges into the ground, air or water. The company is or may become a party to proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, the Resource Conservation and Recovery Act and similar state laws. These proceedings seek to require the owners or operators of contaminated sites, transporters of hazardous materials to the sites and generators of hazardous materials disposed of at the sites to clean up the sites or to reimburse the government for cleanup costs. In most cases, there are other potentially responsible parties that may be liable for any remediation costs. In these cases, the government alleges that the defendants are jointly and severally liable for the cleanup costs; however, these proceedings are frequently resolved so that the allocation of cleanup costs among the parties more nearly reflects the relative contributions of the parties to the site contamination. The company's potential liability varies greatly from site to site. For some sites, the potential liability is de minimis and for others the costs of cleanup have not yet been determined.

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

On March 16, 2004, Rochester Medical Corporation, Inc., filed a complaint against the company, another manufacturer and two group purchasing organizations under the caption Rochester Medical Corporation, Inc. v. C. R. Bard, Inc., et al. (Civil Action No. 304 CV 060, United States District Court, Eastern District of Texas). The plaintiff alleges that the company and the other defendants conspired to exclude it from the market and to maintain the company's market share by engaging in a variety of conduct in violation of state and federal antitrust laws. The plaintiff also has asserted claims for business disparagement, common law conspiracy and tortious interference with business relationships. The plaintiff seeks injunctive relief and money damages in an unspecified amount. The company intends to vigorously defend this matter. Because the litigation is in a preliminary stage, the company cannot assess the likelihood of an adverse outcome or determine an estimate, or a range of estimates, of potential damages. The company cannot give any assurances that this matter will not have a material adverse impact on the company's results of operations in a future period or the company's financial condition.

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

	Beginning	Charges to		Ending
	Balance	Costs and		Balance
(dollars in thousands)	December 31, 2003	Expenses	Deductions	September 30, 2004
Product warranty accruals	$1,900	1,100	(1,200)	$1,800

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

Financial Instruments - The fair market value of cash and cash equivalents, receivables and short-term debt approximate their carrying value due to their short-term maturities. Short-term investments that have original maturities of ninety days or less are considered cash equivalents and amounted to $470.5 million and $388.4 million as of September 30, 2004 and December 31, 2003, respectively. Short-term investments that are not cash equivalents are stated at cost, which approximates their market value.

Investments in equity securities that have readily determinable fair market values are classified and accounted for as available-for-sale in other current assets or other assets. Available-for-sale securities are recorded at fair market value, with the change in fair market value recorded, net of taxes, as a component of accumulated other comprehensive income. The fair market value of available-for-sale securities was approximately $10.5 million and $1.9 million at September 30, 2004 and December 31, 2003, respectively. At September 30, 2004, the company owned approximately 1.4 million shares of common stock of Endologix, Inc.

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

(dollars in thousands)	September 30, 2004		December 31, 2003
	Notional Amount	Fair Value	Notional Amount	Fair Value
Yen forward currency agreements	$500	$500	$300	$300
Peso forward currency agreements	$32,400	$32,900	$20,000	$19,800
Euro option-based contracts	$49,500	$1,300	$39,600	$200

A roll forward of the company's derivative financial instruments for the nine months ended September 30, 2004 is as follows:
(dollars in thousands)	Yen forward currency agreements	Peso forward currency agreements	Euro option-based products
December 31, 2003 notional amount	$300	$20,000	$39,600
New agreements	2,900	30,400	62,700
Expired / cancelled agreements	(2,700)	(18,000)	(52,800)
September 30, 2004 notional amount	$500	$32,400	$49,500

The fair market value of financial instruments was estimated by discounting expected cash flows using quoted foreign exchange rates as of September 30, 2004 and December 31, 2003. Judgment was employed in developing estimates of fair market value; accordingly, the estimates presented herein are not necessarily indicative of the amounts that the company could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have an effect on the estimated fair market value amounts. At September 30, 2004, the net fair market value of option-based contracts and the incremental market-to-market value of forward currency agreements are recorded in either other current assets or accrued expenses in the Consolidated Balance Sheet. For the nine months ended September 30, 2004, the company reclassified a loss of approximately $1.2 million from accumulated other comprehensive loss to other (income) expense, net or cost of goods sold in the Consolidated Statement of Income as hedged intercompany balances were settled and as anticipated currency needs arose. This reclassification was net of approximately $0.5 million of associated tax effects.

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
(dollars in thousands)	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
United States	$298,600	$258,800	$865,000	$752,000
Europe	76,400	63,400	231,900	186,100
Japan	21,900	18,800	62,200	56,000
Rest of World	25,000	20,800	72,900	57,800
Total	$421,900	$361,800	$1,232,000	$1,051,900

Income before tax provision	$141,700	$71,100	$319,100	$204,000

Long-lived assets	$935,000	$769,700	$935,000	$769,700

Capital expenditures	$20,900	$15,600	$56,800	$46,000

Depreciation and amortization	$15,900	$12,100	$43,600	$33,000

The company reports its results of operations around the concept of disease state management in four major product group categories: vascular, urology, oncology and surgical specialties. The company also has a product group of other products.
(dollars in thousands)	Product Group Summary of Net Sales
	Quarter Ended September 30,				Nine Months Ended September 30,
				Constant				Constant
	2004	2003	Change	Currency	2004	2003	Change	Currency
Vascular	$99,400	$77,400	28%	25%	$291,600	$220,800	32%	26%
Urology	124,700	113,300	10%	8%	362,700	337,100	8%	5%
Oncology	101,800	86,300	18%	16%	296,300	244,000	21%	19%
Surgery	78,100	68,500	14%	13%	230,200	200,300	15%	14%
Other	17,900	16,300	10%	8%	51,200	49,700	3%	1%
Total net sales	$421,900	$361,800	17%		$1,232,000	$1,051,900	17%
FX Impact		6,100				25,400
Const. Curr.	$421,900	$367,900		15%	$1,232,000	$1,077,300		14%

Variable Interest Entities - In January 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities ("FIN 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights, and, accordingly, whether it should consolidate the entity. The company was required to apply FIN 46R to variable interests in variable interest entities ("VIEs") commencing with the quarter ended March 31, 2004. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their fair values with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the initial fair values is not practicable, fair market value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interests of the VIE. The liabilities recognized as a result of consolidating a VIE do not represent additional claims on Bard's general assets, rather, they represent claims against the specific assets of the VIE. Conversely, assets recognized as a result of consolidating a VIE do not represent additional assets that could be used to satisfy claims against Bard's general assets.

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

The company adopted the provisions of FIN 46R as of March 31, 2004. For the nine months ended September 30, 2004, the company recorded approximately $1.1 million in research and development expense and a credit of approximately $1.1 million in other (income) expense, net for noncontrolling interest related to the variable interest entity discussed above. The company recorded the following adjustments to its consolidated balance sheet at September 30, 2004 in connection with this variable interest entity:
(dollars in millions)
Assets	September 30, 2004
Cash	$2.4
Equipment	0.1
Intangibles (Core Technologies)	25.7
Other Assets	0.4
Total Assets	$28.6

Liabilities
Accounts Payable	$0.1
Accrued Expenses	1.4
Long-term liabilities	10.4
Noncontrolling interest	16.7
Total liabilities and noncontrolling interest	$28.6

In addition to the variable interest entity discussed above, the company believes it has potential variable interest with one supplier. The long-standing agreement the company has with this supplier did not contemplate or require the exchange of financial or operational data, and the company, after exhaustive efforts, has been unable to obtain sufficient information to determine whether Bard, in fact, has a variable interest in the supplier. The company presently believes it has no exposure to losses resulting from its involvement with this entity. The company has purchased $5.6 million of raw materials from this supplier during the nine months ended September 30, 2004.

New Accounting Pronouncements -

In December 2002, the FASB issued FAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("FAS 148"). FAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by FAS 123. Additionally, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of FAS 148 are effective for all financial statements for fiscal years ending after December 15, 2002. The company adopted the disclosure portion of this statement beginning in the fiscal quarter ended June 30, 2003. The application of the disclosure portion of this standard had no impact on the company's consolidated financial position or results of operations. On April 22, 2003, the FASB determined that stock-based compensation should be recognized as a cost in the financial statements and that such cost should be measured according to the fair value of stock options. The FASB issued an exposure draft, "Share-Based Payment, an Amendment of FASB Statements No. 123 and 95" on June 30, 2004. Subsequent to the issuance of the FASB's exposure draft, the FASB determined that the final Statement, when issued, will be effective for any interim or annual period beginning after June 15, 2005, meaning that an entity would apply the final Statement to all employee awards of share-based payments granted, modified or settled in any interim or annual period beginning after June 15, 2005. This proposed statement, when formally issued by the FASB, will likely have a material effect on the company's consolidated financial statements.

 Item 2. Management's Discussion and Analysis of Results of Operations and of Financial Condition

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

The company's margins and net income are driven by the company's ability to generate sales of its products and improve operating efficiency. The company's ability to improve sales over time depends in part upon its ability to successfully develop and market new products. In this regard, the company has strategically increased funding of research and development activities, with a focus on products and markets that are growing faster than 8%. For the quarter ended September 30, 2004, the company spent approximately $28.6 million on research and development, an increase of approximately 32% from research and development spending of approximately $21.6 million in the third quarter ended September 30, 2003. For the nine months ended September 30, 2004, the company spent approximately $83.4 million on research and development, an increase of approximately 33% from research and development spending of approximately $62.9 million for the nine months ended September 30, 2003. In light of the complexity of the process of developing and bringing new products to market, the company expects a lag of as much as several years before the results of the increased research and development spending are reflected in increased net sales. In addition, there can be no assurance that research and development activities will successfully generate new products at all or that new products will be successful.

 In 2003, the company increased its U.S. sales force by approximately 50 sales representatives. In a further effort to generate increased sales, in the third quarter of 2004, the company began a further sales force expansion to increase its U.S. sales force by approximately 60 sales representatives and to increase its international sales force, primarily in Europe, by approximately 30 sales representatives.

The company also plans to generate increased sales through selective acquisitions of businesses, products and technologies. In general, the company focuses on small to medium size acquisitions of products and technologies that complement the company's existing product portfolio. In addition, the company may from time to time selectively consider acquisitions of larger, established companies under appropriate circumstances. From time to time, the company may divest lines of business in which the company is not able to profitably maintain a leadership position or for other strategic reasons. For a discussion of acquisitions and dispositions which the company completed during the nine months ended September 30, 2004 and 2003, see the information under Acquisitions and Divestitures in the Notes to Condensed Consolidated Financial Statements included in this report.

The company has an extensive program aimed at improving manufacturing efficiencies. The company's program to improve manufacturing efficiency and its past restructuring activities have resulted in sustained improvement of both margins and cash flow. Gross margin dollars improved by 23% in the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003. Gross margin dollars improved by 23% for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The improved cash flow associated with these activities provides additional funding for the company's research and development activities and other spending initiatives discussed above.

The company has taken advantage of strong cash flow over the past several years to strengthen its balance sheet, reducing total debt to total capitalization from approximately 25% at the end of 2000 to approximately 11% at September 30, 2004. Working capital increased from approximately $302.0 million to approximately $594.8 million over the same period. The company's strong financial position facilitates the company's ability to pursue the strategic initiatives discussed above.

Net Sales

Bard reported consolidated net sales for the quarter ended September 30, 2004 of $421.9 million, an increase of 17% on a reported basis (15% on a constant currency basis) over consolidated net sales for the quarter ended September 30, 2003 of $361.8 million. Bard reported consolidated net sales for the nine months ended September 30, 2004 of $1,232.0 million, an increase of 17% on a reported basis (14% on a constant currency basis) over consolidated net sales for the nine months September 30, 2003 of $1,051.9 million. The geographic breakdown of net sales by customer location for the three and nine months ended September 30, 2004 and 2003 is presented below:
(dollars in thousands)	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
United States	$ 298,600	$258,800	$865,000	$752,000
Europe	76,400	63,400	231,900	186,100
Japan	21,900	18,800	62,200	56,000
Rest of World	25,000	20,800	72,900	57,800
Total	$421,900	$361,800	$1,232,000	$1,051,900

The growth in consolidated net sales in the third quarter of 2004 was partially offset by price reductions resulting in a 0.4% decrease in net sales as compared to the same period in the prior year. The growth in consolidated net sales for the nine months ended September 30, 2004 was partially offset by price reductions resulting in a 0.5% decrease in net sales as compared to the same period in the prior year. Consolidated net sales were also affected by the impact of exchange rate fluctuations. Exchange rate fluctuations had the effect of increasing consolidated net sales for the quarter ended September 30, 2004 by 1.9% as compared to the quarter ended September 30, 2003. Exchange rate fluctuations had the effect of increasing consolidated net sales for the nine months ended September 30, 2004 by 2.7% as compared to first nine months of 2003. The primary exchange rate movement that impacts net sales is the movement of the Euro compared to the United States dollar. The impact of exchange rate movements on net sales is not indicative of the impact on net earnings due to the offsetting impact of exchange rate movements on operating costs and expenses, costs incurred in other currencies and the company's hedging activities.

For the quarter ended September 30, 2004, Bard's United States net sales of $298.6 million increased 15% over United States net sales for the quarter ended September 30, 2003 of $258.8 million. For the nine months ended September 30, 2004, Bard's United States net sales of $865.0 million increased 15% over United States net sales for the first nine months of 2003 of $752.0 million. For the quarter ended September 30, 2004, Bard's international net sales of $123.3 million increased 20% on a reported basis (13% on a constant currency basis) over international net sales for the quarter ended September 30, 2003 of $103.0 million. For the nine months ended September 30, 2004, Bard's international net sales of $367.0 million increased 22% on a reported basis (13% on a constant currency basis) over international net sales for the nine months September 30, 2003 of $299.9 million.

Consolidated net sales by disease state is presented below for the three and nine months ended September 30, 2004 and 2003.
(dollars in thousands)	Product Group Summary of Net Sales
	Quarter Ended September 30,				Nine Months Ended September 30,
				Constant				Constant
	2004	2003	Change	Currency	2004	2003	Change	Currency
Vascular	$99,400	$77,400	28%	25%	$291,600	$220,800	32%	26%
Urology	124,700	113,300	10%	8%	362,700	337,100	8%	5%
Oncology	101,800	86,300	18%	16%	296,300	244,000	21%	19%
Surgery	78,100	68,500	14%	13%	230,200	200,300	15%	14%
Other	17,900	16,300	10%	8%	51,200	49,700	3%	1%
Total net sales	$421,900	$361,800	17%		$1,232,000	$1,051,900	17%
FX Impact		6,100				25,400
Const. Curr.	$421,900	$367,900		15%	$1,232,000	$1,077,300		14%

Vascular Products - Bard markets a wide range of products for the peripheral vascular market, including endovascular products, electrophysiology products and graft products. Consolidated net sales for the quarter ended September 30, 2004 of vascular products increased 28% on a reported basis (25% on a constant currency basis) compared to the prior year's third quarter. United States net sales for the quarter ended September 30, 2004 of vascular products grew 32% compared to the prior year's third quarter. International net sales for the quarter ended September 30, 2004 increased 25% on a reported basis (18% on a constant currency basis) compared to the prior year's third quarter. Consolidated net sales for the nine months ended September 30, 2004 of vascular products increased 32% on a reported basis (26% on a constant currency basis) compared to the prior year's first nine months. United States net sales for the nine months ended September 30, 2004 of vascular products grew 37% compared to the prior year's first nine months. International net sales for the nine months ended September 30, 2004 increased 27% on a reported basis (16% on a constant currency basis) compared to the prior year's first nine months. The vascular group is the company's most global business, with international net sales comprising 46% of consolidated net sales of vascular products for the third quarter ended September 30, 2004 and 47% for the nine months ended September 30, 2004.

Endovascular products comprised 57% and 55% of consolidated net sales of vascular products for the three and nine months ended September 30, 2004, respectively. Consolidated net sales for the quarter ended September 30, 2004 of endovascular products increased 48% on a reported basis (44% on a constant currency basis) compared to the prior year's third quarter. Consolidated net sales for the nine months ended September 30, 2004 of endovascular products increased 52% on a reported basis (45% on a constant currency basis) compared to the prior year's first nine months. New products such as the company's Conquest™ PTA balloon catheter, Fluency® stent graft and Recovery® vena cava filter contributed to the growth in this category. The company saw strong performance in the quarter ended September 30, 2004 from net sales of PTA catheter products, which grew over 61% on a reported basis (58% on a constant currency basis) compared to the prior year's third quarter. For the nine months ended September 30, 2004, net sales of PTA catheter products grew 58% on a reported basis (53% on a constant currency basis) compared to the prior year's first nine months. The company's self-expanding stent line, led by the company's innovative Luminexx™ stent, had notable performance in the quarter ended September 30, 2004, growing 62% on a reported basis (57% on a constant currency basis) compared to the prior year's third quarter. For the nine months ended September 30, 2004, the company's self-expanding stent line grew 67% on a reported basis (58% on a constant currency basis) compared to the prior year's first nine months. The company's biopsy line, which includes the Vacora™ vacuum-assisted biopsy device, increased 24% for the three-month period ended September 30, 2004 on a reported basis (20% on a constant currency basis). For the nine months ended September 30, 2004, the company's biopsy line increased 27% (21% on a constant currency basis) compared to the prior year's first nine months.

Consolidated net sales for the quarter ended September 30, 2004 of electrophysiology products increased 8% on a reported basis (5% on a constant currency basis) compared to the same period in the prior year. United States net sales for the quarter ended September 30, 2004 of electrophysiology products decreased 5% compared to the prior year's third quarter. Consolidated net sales for the nine months ended September 30, 2004 of electrophysiology products increased 11% on a reported basis (5% on a constant currency basis) compared to the prior year's first nine months. United States net sales for the nine months ended September 30, 2004 of electrophysiology products decreased 2% compared to the prior year's first nine months.

Consolidated net sales for the quarter ended September 30, 2004 of graft products increased 10% on a reported basis (8% on a constant currency basis) compared to the prior year's third quarter. United States net sales for the quarter ended September 30, 2004 of graft products grew 7% compared to the prior year's third quarter. Consolidated net sales for the nine months ended September 30, 2004 of graft products increased 16% on a reported basis (12% on a constant currency basis) compared to the prior year's first nine months. United States net sales for the nine months ended September 30, 2004 of graft products grew 14% compared to the prior year's first nine months.

Urology Products - Bard markets a wide range of products for the urology market, including basic drainage products, continence products and urological specialty products. Consolidated net sales for the quarter ended September 30, 2004 of urology products were $124.7 million, an increase of 10% on a reported basis (8% on a constant currency basis) compared to the prior year's third quarter. United States net sales of urology products represented 73% of consolidated net sales of urology products for the quarter ended September 30, 2004 and grew 8% compared to the prior year's third quarter. International net sales for the quarter ended September 30, 2004 of urology products increased 16% on a reported basis (9% on a constant currency basis) compared to the prior year's third quarter. Consolidated net sales for the nine months ended September 30, 2004 of urology products were $362.7 million, an increase of 8% on a reported basis (5% on a constant currency basis) compared to the prior year's first nine months. United States net sales of urology products represented 73% of consolidated net sales of urology products for the nine months ended September 30, 2004 and grew 5% compared to the prior year's first nine months. International net sales for the nine months ended September 30, 2004 of urology products increased 14% on a reported basis (5% on a constant currency basis) compared to the prior year's first nine months.

Consolidated net sales for the quarter ended September 30, 2004 of basic drainage products increased 8% on a reported basis (7% on a constant currency basis) compared to the prior year's third quarter. Consolidated net sales for the quarter ended September 30, 2004 of infection control products grew 18% on a reported basis and constant currency basis compared to the prior year's third quarter. Consolidated net sales for the nine months ended September 30, 2004 of basic drainage products increased 8% on a reported basis (6% on a constant currency basis) compared to the prior year's first nine months. Consolidated net sales for the nine months ended September 30, 2004 of infection control products grew 14% on a reported basis and constant currency basis compared to the prior year's first nine months.

Consolidated net sales for the quarter ended September 30, 2004 of urological specialties, which includes brachytherapy products and services, grew 6% on a reported basis (5% on a constant currency basis) compared to the prior year's third quarter. Consolidated net sales for the quarter ended September 30, 2004 of brachytherapy products increased 5% on a reported basis and constant currency basis compared to the prior year's third quarter. Consolidated net sales for the nine months ended September 30, 2004 of urological specialties, which includes brachytherapy products and services, grew 3% on a reported basis (2% on a constant currency basis) compared to the prior year's first nine months. Consolidated net sales for the nine months ended September 30, 2004 of brachytherapy products decreased 1% on a reported basis and on a constant currency basis compared to the prior year's first nine months. The company's brachytherapy case volume grew for the three and nine months ended September 30, 2004 as compared to the same periods in the prior year. However, pricing remains a challenge in this market due to aggressive pricing by competitors.

Continence is the smallest category in urology products. Consolidated net sales for the three and nine months ended September 30, 2004 of continence products comprised 15% and 14%, respectively, of consolidated net sales of urology products. Consolidated net sales for the quarter ended September 30, 2004 of continence products increased 26% on a reported basis (22% on a constant currency basis) compared to the prior year's third quarter. The company's surgical incontinence product line continues to provide the momentum in the continence category for the quarter ended September 30, 2004, growing 64% on a reported basis (62% on a constant currency basis) compared to the prior year's third quarter. Consolidated net sales for the nine months ended September 30, 2004 of continence products increased 16% on a reported basis (12% on a constant currency basis) compared to the prior year's first nine months. Consolidated net sales for the nine months ended September 30, 2004 of surgical incontinence products grew 44% on a reported basis (41% on a constant currency basis) compared to the prior year's first nine months.

Oncology Products - The company's oncology products include specialty access products and gastrointestinal products. Consolidated net sales for the quarter ended September 30, 2004 of oncology products grew 18% on a reported basis (16% on a constant currency basis) compared to the prior year's third quarter. United States net sales for the quarter ended September 30, 2004 of oncology products grew 18% compared to the prior year's third quarter. International net sales for the quarter ended September 30, 2004 of oncology products grew 19% on a reported basis (13% on a constant currency basis) compared to the prior year's third quarter. Consolidated net sales for the nine months ended September 30, 2004 of oncology products grew 21% on a reported basis (19% on a constant currency basis) compared to prior year's first nine months. United States net sales for the nine months ended September 30, 2004 of oncology products grew 19% compared to the prior year's first nine months. International net sales for the nine months ended September 30, 2004 of oncology products grew 29% on a reported basis (19% on a constant currency basis) compared to the prior year's first nine months.

Consolidated net sales of specialty access products of $77.6 million comprised 76% of the oncology product group for the quarter ended September 30, 2004 and increased 21% on a reported basis (20% on a constant currency basis) compared to the prior year's third quarter. For the quarter ended September 30, 2004, peripherally inserted central catheters ("PICCs") continued their strong performance with growth of approximately 34% on a reported basis (33% on a constant currency basis) compared to the prior year's third quarter. PICCs are catheters that are placed into a large vein in the arm and allow clinicians to access a patient's central venous system primarily for administration of chemotherapeutic agents, antibiotics, intravenous fluids and blood sampling. The company continues to see the PICC market expand as these products are being used more frequently in place of intravenous catheters. In 2003, the company introduced its new Hemosplit® dialysis access catheter with its proprietary split tip design. This catheter entered the market in September of 2003 and has met with strong demand. Consolidated net sales for the quarter ended September 30, 2004 of dialysis catheters grew 23% on a reported basis (22% on a constant currency basis) compared to the prior year's third quarter. For the nine months ended September 30, 2004, consolidated net sales of specialty access products were $222.4 million and comprised 75% of the oncology product group. Consolidated net sales of specialty access products for the nine months ended September 30, 2004 increased 24% on a reported basis (22% on a constant currency basis) compared to the prior year's first nine months. For the nine months ended September 30, 2004, PICCs grew approximately 35% on a reported basis (34% on a constant currency basis) compared to the prior year's first nine months.

Consolidated net sales for the quarter ended September 30, 2004 of gastrointestinal products increased 8% on a reported basis (6% on a constant currency basis) compared to the prior year's third quarter. Consolidated net sales for the nine months ended September 30, 2004 of gastrointestinal products increased 14% on a reported basis (11% on a constant currency basis) compared to the prior year's first nine months.

Surgical Specialty Products - Consolidated net sales for the quarter ended September 30, 2004 of surgical specialty products increased 14% on a reported basis (13% on a constant currency basis) compared to the prior year's third quarter. United States net sales for the quarter ended September 30, 2004 of surgical specialty products increased 14% compared to the prior year's third quarter. International net sales for the quarter ended September 30, 2004 of surgical specialty products increased 15% on a reported basis (11% on a constant currency basis) compared to the prior year's third quarter. Consolidated net sales for the nine months ended September 30, 2004 of surgical specialty products increased 15% on a reported basis (14% on a constant currency basis) compared to the prior year's first nine months. United States net sales for the nine months ended September 30, 2004 of surgical specialty products increased 13% compared to the prior year's first nine months. International net sales for the nine months ended September 30, 2004 of surgical specialty products increased 23% on a reported basis (16% on a constant currency basis) compared to the prior year's first nine months.

For the quarter ended September 30, 2004, the company's soft tissue repair product offerings comprised 70% of consolidated net sales of surgical specialty products. The company's ventral hernia repair franchise, led by the Ventralex® and Composix® Kugel® products, was the primary contributor to this category's growth. Consolidated net sales for the quarter ended September 30, 2004 of hernia products grew 17% on a reported basis (15% on a constant currency basis) compared to the prior year's third quarter. For the nine months ended September 30, 2004, the company's soft tissue repair product offerings comprised 72% of consolidated net sales of surgical specialty products. Consolidated net sales for the nine months ended September 30, 2004 of hernia products grew 19% on a reported basis (17% on a constant currency basis) compared to the prior year's first nine months.

Other Products - The other product group includes irrigation, wound drainage and certain OEM products. Consolidated net sales for the quarter ended September 30, 2004 of other products were $17.9 million, an increase of 10% on a reported basis (8% on a constant currency basis) compared to the prior year's third quarter. Consolidated net sales for the nine months ended September 30, 2004 of other products were $51.2 million, an increase of 3% on a reported basis (1% on a constant currency basis) compared to the prior year's first nine months.

Costs and Expenses

The following is a summary of major costs and expenses as a percentage of net sales for the three and nine months ended September 30, 2004 and 2003.
	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Cost of goods sold	39.8%	42.8%	40.5%	43.1%
Marketing, selling and administrative expense	31.0%	31.0%	31.0%	31.0%
Research and development expense	6.8%	6.0%	6.8%	6.0%
Interest expense	0.8%	0.9%	0.8%	0.9%
Other (income) expense, net	(12.0)%	(0.3)%	(5.0)%	(0.4)%
Total costs and expenses	66.4%	80.4%	74.1%	80.6%

Cost of goods sold - The company's cost of goods sold as a percentage of net sales for the quarter ended September 30, 2004 was 39.8%, a reduction of 3.0% from the cost of goods sold as a percentage of net sales for the quarter ended September 30, 2003 of 42.8%. The company's cost of goods sold as a percentage of net sales for the nine months ended September 30, 2004 was 40.5%, a reduction of 2.6% from the cost of goods sold as a percentage of net sales for the nine months ended September 30, 2003 of 43.1%. The primary reason for this lower cost of goods sold was manufacturing efficiencies driven by higher production volumes and continued manufacturing cost improvement projects.

Marketing, selling and administrative expense - The company's marketing, selling and administrative costs as a percentage of net sales for the quarter ended September 30, 2004 was 31.0%, essentially flat with the marketing, selling and administrative costs for the quarter ended September 30, 2003. The company's marketing, selling and administrative costs as a percentage of net sales for the nine months ended September 30, 2004 was 31.0%, consistent with the marketing, selling and administrative costs as a percentage of net sales for the nine months ended September 30, 2003.

Research and development expense - Research and development expenses comprise expenses related to internal research and development activities, milestone payments for third-party research and development activities and acquired in-process research and development costs arising from the company's business development activities. The components of internal research and development expense include: salary and benefits, allocated overhead and occupancy costs, clinical trial and related clinical manufacturing costs, contract services and other costs. All research and development costs are expensed as incurred except in the case when there is a future alternative use. Research and development expenditures for the quarter ended September 30, 2004 of $28.6 million represented a 32% increase over the prior year's quarter expenditures of $21.6 million. Research and development expenditures for the nine months ended September 30, 2004 of $83.4 represented a 33% increase over the prior year's first nine months expenditures of $62.9 million.

For the nine months ended September 30, 2004, the company recorded in-process research and development expense of $6.7 million related to the acquisition of the assets of Onux, Inc. and the stock of Bridger, Inc. For the nine months ended September 30, 2003, the company recorded in-process research and development expense of $1.0 million related to the acquisition of the assets of Source Tech. See the discussion in Acquisitions in the Notes to Condensed Consolidated Financial Statements.

The company has entered into one product development arrangement resulting in a variable interest entity for which Bard is the primary beneficiary. This arrangement requires consolidation under the provisions of FIN 46R. For the three and nine month periods ended September 30, 2004, the company recorded approximately $0.6 million and $1.1 million in research and development expense and a corresponding credit in other (income) expense, net for noncontrolling interest related to this arrangement.

For the nine months ended September 30, 2003, the company made three milestone payments for third-party research and development milestones. The company paid $3.0 million in connection with a milestone related to its urethral bulking project in the second quarter of 2003. In the first quarter of 2003, the company paid $3.0 million in connection with its PTA catheter development project and $1.6 million in connection with its pain management pump program.

Interest expense - Interest expense for the quarter ended September 30, 2004 increased slightly to $3.4 million from $3.2 million for the quarter ended September 30, 2003. Interest expense for the nine months ended September 30, 2004 increased slightly to $9.8 million from $9.5 million for the nine months ended September 30, 2003.

Other (income) expense, net - The table below presents the components of other (income) expense, net for the three and nine month periods ended September 30, 2004 and 2003.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2004	2003	2004	2003
Interest income	$(2,100)	$(1,600)	$(5,400)	$(4,900)
Foreign exchange losses (gains)	100	400	500	500
Investment gain	---	---	(6,200)	---
Gain on Endoscopic Technologies division	(44,900)	---	(44,900)	---
Gain on facility sale	(2,700)	---	(2,700)	---
Reversal of royalty accrual	(800)	---	(800)	---
Legal settlements, net	---	---	(1,600)	---
Noncontrolling interest	(600)	---	(1,100)	---
Other, net	300	100	1,200	100
Total other (income) expense, net	$(50,700)	$(1,100)	$(61,000)	$(4,300)

Gain on Endoscopic Technologies division - As a result of the company's strategic investment objectives, the company sold certain assets of its Endoscopic Technologies division to ConMed Corporation for $80.0 million on September 30, 2004. The sales associated with these assets were previously reported along with other gastroenterological products in the company's oncology disease state category. The purchase price is subject to post-closing adjustments. The Endoscopic Technologies division, located in Billerica, Massachusetts, manufactures and markets devices and accessories used primarily by gastroenterologists for endoscopic procedures. Significant assets of the Endoscopic Technologies division were retained by the company. Annual net revenues associated with the divested assets were approximately $54 million for the fiscal year ended December 31, 2003 and $46 million for the nine-month period ended September 30, 2004. The company did not separately track the pretax profitability of the disposed assets, due to the company's shared corporate infrastructure and the integration of the disposed assets with assets remaining with the company.

A summary of the book value of the disposed assets is as follows:
(dollars in millions)
Inventories, net of reserves	$12.2
Machinery and equipment, net of depreciation	$3.7
Intangible assets, net of amortization	$3.9
Assumed liabilities	$2.6

In addition to the asset sale agreement, the company entered into a short-term lease agreement for its Billerica facility and supply, transitional manufacturing and non-compete agreements. The company recorded deferred gains of approximately $4.6 million related to certain of these agreements. As a result of the sale, the company recorded a pretax gain of $44.9 million in other (income) expense, net.

Gain on facility sale - In the quarter ended September 30, 2004, the company recorded a pretax gain of $2.7 million related to the disposal of a manufacturing facility closed as a result of a prior-year restructuring program.

Reversal of royalty accrual - In the quarter ended September 30, 2004, the company recorded a pretax gain of $0.8 million related to the expiration of a licensing agreement.

Noncontrolling interest - The company has entered into one product development arrangement resulting in a variable interest entity for which Bard is the primary beneficiary. This arrangement requires consolidation under the provisions of FIN 46R. For the three and nine month periods ended September 30, 2004, the company recorded approximately $0.6 million and $1.1 million in research and development expense and a corresponding credit in other (income) expense, net for noncontrolling interest related to this arrangement.

Legal settlements, net - In the second quarter of 2004, the company paid $10.5 million to settle an intellectual property dispute related to certain of the company's laparoscopic irrigators. In the first quarter of 2004, the company settled certain commercial litigation related to the company's brachytheraphy business and, accordingly, reversed $16.0 million of a $58.0 million charge recorded in the fourth quarter of 2003 related to this litigation. In addition, during the first quarter of 2004, the company recorded $3.9 million charge related to an unrelated legal settlement.

Investment gain - On April 23, 2004, Zimmer Holdings, Inc. announced that it had completed its acquisition of privately-held Implex Corp. ("Implex") for $98.6 million in cash. Bard held Implex shares at a zero basis and accordingly recorded a $6.2 million pretax gain arising from the company's cash proceeds associated with this transaction during the second quarter of 2004.

Taxes - The following is a reconciliation between the effective tax rates and the statutory rates for the quarter and nine months ended September 30, 2004 and 2003:
	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

U.S. federal statutory rate	35%	35%	35%	35%

State income taxes, net of federal benefit	1%	2%	1%	2%

Operations taxed at less than U.S. rate	(8%)	(9%)	(9%)	(9%)
Effective tax rate	28%	28%	27%	28%

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

Net Income and Earnings Per Share

Bard reported consolidated net income for the quarter ended September 30, 2004 of $102.4 million, an increase of 99% over consolidated net income for the quarter ended September 30, 2003 of $51.5 million. Bard reported diluted earnings per share for the quarter ended September 30, 2004 of $0.95, an increase of 94% over diluted earnings per share for the quarter ended September 30, 2003 of $0.49, adjusted for the 2-for-1 stock split. Bard reported consolidated net income for the nine months ended September 30, 2004 of $233.0 million, an increase of 58% over consolidated net income for the nine months ended September 30, 2003 of $147.9 million. Bard reported diluted earnings per share for the nine months ended September 30, 2004 of $2.17, an increase of 54% over diluted earnings per share for the nine months ended September 30, 2003 of $1.41, adjusted for the 2-for-1 stock split.

Liquidity and Capital Resources

The company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Significant factors affecting the management of liquidity are: cash flows generated from operating activities, capital expenditures, investments in businesses and technologies, cash dividends and common stock repurchases. Cash provided from operations continues to be the company's primary source of funds. Should it be necessary, the company believes it could borrow adequate funds at competitive terms. The table below summarizes liquidity measures for Bard as of September 30, 2004 and 2003. See the company's disclosures related to VIEs and the adoption of FIN 46R in the Notes to Condensed Consolidated Financial Statements.
(dollars in millions)	2004	2003
Cash	$10.2	$35.1
Cash equivalents	470.5	347.4
Cash and cash equivalents	$480.7	$382.5
Short-term investments	4.5	9.5
Subtotal	$485.2	$392.0
Working capital	$594.8	$441.4
Current ratio	2.58/1	2.21/1
Net cash position	$333.6	$211.5

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

The following table provides cash flow data for the nine months ended September 30, 2004 and 2003.

(dollars in millions)	2004	2003
Net cash provided by operating activities	$193.0	$167.7
Net cash used in investing activities	$67.6	$144.0
Net cash used in financing activities	$68.9	$24.1

Operating activities - For the nine months ended September 30, 2004, the company generated $193.0 million cash flow from operations, $25.3 million more than the cash flow from operations reported for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, net income of $233.0 million increased $85.1 million over net income reported for the nine months ended September 30, 2003. Adjustments to reconcile net income to net cash provided by operating activities were $9.3 million and $50.3 million for the nine months ended September 30, 2004 and 2003, respectively. Depreciation expense was approximately $28.4 million for the nine months ended September 30, 2004 and $22.4 million for the nine months ended September 30, 2003. Amortization expense was approximately $15.2 million for the nine months ended September 30, 2004 and $10.6 million for the nine months ended September 30, 2003.

Investing activities - For the nine months ended September 30, 2004, the company used $67.6 million in cash for investing activities, $76.4 million less than the $144.0 million used for investing activities reported for the nine months ended September 30, 2003. As a result of the company's strategic investment objectives, the company sold certain assets of its Endoscopic Technologies division to ConMed Corporation for $80.0 million on September 30, 2004. Capital expenditures amounted to $56.8 million and $46.0 million for the nine months ended September 30, 2004 and 2003, respectively. The increase for the nine months ended September 30, 2004 in capital expenditures was principally for the ongoing implementation of the company's enterprise resource planning ("ERP") information system. The company expects capital expenditures to be approximately $80.0 million in 2004 as additional investments will be made in information technology systems and facilities. The company spent approximately $101.0 million for the nine months ended September 30, 2004 and $99.6 million for the nine months ended September 30, 2003 for the acquisition of businesses, patents, trademarks, purchase rights and other related items to augment its existing product lines. These cash expenditures were financed primarily with cash from operations.

Financing activities - For the nine months ended September 30, 2004, the company used $68.9 million of cash related to financing activities, $44.8 million more than the $24.1 million used by financing activities reported for the nine months ended September 30, 2003. Cash flow related to financing activities included changes in borrowings, cash proceeds related to option exercises, purchases of company stock and dividend payments. Total debt was $151.6 million and $180.5 million at September 30, 2004 and 2003, respectively. Total debt to total capitalization was 10.7% and 15.2% at September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004, the company spent approximately $64.1 million to purchase 900,000 shares of common stock of the company. For the nine months ended September 30, 2003, the company spent approximately $44.0 million to purchase 686,700 shares of common stock of the company. At September 30, 2004, a total of 3,725,800 shares remain under the company's share purchase authorization. The company paid cash dividends of $36.6 million during the nine months ended September 30, 2004 and $34.9 million during the nine months ended September 30, 2003.

The company maintains a commercial paper program and a committed credit facility that supports the company's commercial paper program. The committed facility may also be used for general corporate purposes. The committed credit facility in the amount of $400.0 million matures in May of 2009. A pricing grid based on the company's long-term credit ratings determines interest rates and facility fees for the facility. The facility does not require compensating balances. There were no commercial paper borrowings outstanding at September 30, 2004. Total commercial paper borrowings were approximately $28.0 million with an interest rate of 1.22% at September 30, 2003. Certain of the company's debt agreements contain customary representations, warranties and default provisions as well as restrictions that, among other things, require the maintenance of a minimum ratio of operating cash flow to interest expense and limit the amount of debt that the company may have outstanding. As of September 30, 2004, the company was in compliance with all such covenants.

The company has $150.0 million of unsecured notes outstanding at September 30, 2004. The notes mature in 2026 and pay a semi-annual coupon of 6.70%. The coupon interest closely approximates the effective annual cost of the notes. The 6.70% notes due 2026 may be redeemed at the option of the note holder on December 1, 2006, at a redemption price equal to the principal amount. The market value of these notes approximates $164.0 million at September 30, 2004, assuming the notes are held to 2026.

At September 30, 2004, the company's long-term debt was rated "BBB+" by Standard and Poor's and "Baa2" by Moody's and the company's commercial paper ratings were "A-2" by Standard and Poor's and "P-2" by Moody's. This overall financial strength gives Bard sufficient financing flexibility.

Management's Use of Non-GAAP Measures - The company's management analyzes net sales on both a reported basis and a constant currency basis. Because changes in foreign currency exchange rates have a non-operating impact on net sales, the company's management believes that evaluating growth in net sales on a constant currency basis provides an additional and meaningful assessment of net sales. Constant currency growth rates are calculated by translating the prior year's local currency sales by the current period's exchange rate. Constant currency growth rates are not indicative of changes in corresponding cash flows. The calculation of growth rates on a constant currency basis is a non-GAAP measure and should not be viewed in isolation but in combination with sales growth calculated on a reported or GAAP basis.

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

Allowance for Doubtful Accounts, Customer Rebates and Inventory Writedowns - Management makes estimates of the uncollectibility of the company's accounts receivable, amounts that are rebated to specific customers in accordance with contractual requirements and inventory adjustments to reflect inventory valuation at the lower of cost or market. In estimating the reserves necessary for the allowance for doubtful accounts, management considers historical bad debt trends, customer concentrations, customer creditworthiness and current economic trends. The company establishes an allowance for doubtful accounts for estimated amounts that are uncollectible from customers. In estimating the allowance for customer rebates, management considers the lag time between the point of sale and the payment of the customer's rebate claim, customer specific trend analysis and contractual commitments including the stated rebate rate. The company establishes an allowance for customer rebates and reduces sales for such rebate amounts. In estimating the allowance for inventory writedowns, management considers product obsolescence, quantity on hand, future demand for the product and other market-related conditions. The company records an allowance for inventory writedowns when such conditions cause the inventory market value to be below carrying value. The company records such adjustments to cost of sales in the period in which the condition first exists.

It is possible that the underlying factors discussed above for the allowance for doubtful accounts, customer rebates and inventory writedowns could change. Depending on the extent and nature of the change to the underlying factors, the impact to the company's financial position and results of operations could be material in the period of change.

Valuation of IPR&D, Goodwill and Intangible Assets - When the company acquires another company, the purchase price is allocated, as applicable, between in-process research and development ("IPR&D"), other identifiable intangible assets, tangible assets and goodwill as required by generally accepted accounting principles in the United States. IPR&D is defined as the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use. Determining the portion of the purchase price allocated to IPR&D and other intangible assets requires the company to make significant estimates. Generally, the amount of the purchase price allocated to IPR&D and other intangible assets is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods. For IPR&D, these methodologies include consideration of the risk of the project not achieving commercial feasibility.

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

Intangible assets consist primarily of patents, distribution agreements and other intellectual property, which are amortized using the straight-line method over their estimated useful lives, ranging from 5 to 18 years. The company reviews these intangible assets for impairment annually or as impairment indicators arise.

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

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained herein or in other company documents and certain statements that may be made by management of the company orally may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to product approvals, future performance of current and anticipated products, sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Because actual results are affected by risks and uncertainties, the company cautions investors that actual results may differ materially from those expressed or implied.

It is not possible to predict or identify all such risks and uncertainties, but factors that could cause the actual results to differ materially from those expressed or implied include, but are not limited to: health care industry consolidation resulting in customer demands for price concessions and contracts that are more complex and have longer terms; competitive factors, including competitors' attempts to gain market share through aggressive marketing programs, the development of new products or technologies by competitors and technological obsolescence; reduction in medical procedures performed in a cost-conscious environment; the lengthy approval time by the FDA or other government authorities to clear medical devices for commercial release; unanticipated product failures; legislative or administrative reforms to the United States Medicare and Medicaid systems or other United States or international reimbursement systems in a manner that would significantly reduce reimbursements for procedures using the company's medical devices; delays or denials of, or grants of low levels of reimbursement for procedures using, newly developed devices; the acquisition of key patents by competitors that would have the effect of excluding the company from new market segments; the uncertainty of whether increased research and development expenditures and sales force expansion will result in increased sales; unpredictability of existing and future litigation including but not limited to environmental litigation, antitrust litigation, litigation regarding product liability such as claims of alleged personal injuries as a result of exposure to natural rubber latex gloves distributed by the company as well as other product liability matters, and intellectual property matters and disputes on agreements which arise in the ordinary course of business; government actions or investigations affecting the industry in general or the company in particular; future difficulties obtaining product liability insurance on reasonable terms; efficacy or safety concerns with respect to marketed products, whether scientifically justified or not, that may lead to product recalls, withdrawals, litigation or declining sales including reported incidents of migration of the company's vena cava filters; uncertainty related to tax appeals and litigation; future difficulties obtaining necessary components used in the company's products and/or price increases from the company's suppliers of critical components; economic factors over which the company has no control, including changes in inflation, foreign currency exchange rates and interest rates; other factors over which the company has no control, including catastrophes, both natural and man made, fires or explosions; risks associated with maintaining and expanding international operations; the risk that the company may not successfully implement its new ERP information system; and the risk that the company may not achieve manufacturing or administrative efficiencies as a result of the company's restructuring, the integration of acquired businesses or divestitures. The company assumes no obligation to update forward-looking statements as circumstances change. You are advised, however, to consult any further disclosures the company makes on related subjects in the company's 10-K, 10-Q and 8-K reports.

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

The company has $150.0 million of unsecured notes outstanding at September 30, 2004. The notes mature in 2026 and pay a semi-annual coupon of 6.70%. The coupon interest closely approximates the effective annual cost of the notes. The 6.70% notes due 2026 may be redeemed at the option of the note holder on December 1, 2006, at a redemption price equal to the principal amount. The market value of these notes approximates $164.0 million at September 30, 2004, assuming the notes are held to 2026.

Item 4. Controls and Procedures - The company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the company's reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In particular, in accordance with FIN 46R, the company consolidates financial information related to a variable interest entity. See "Notes to Consolidated Financial Statements - Variable Interest Entities." While the company's disclosure controls and procedures encompass the company's consolidation of the financial information related to the variable interest entity, the company does not have oversight over the entity's internal control processes. The company's management, with the participation of the company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of September 30, 2004. Based upon that evaluation and subject to the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the company's disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the company's internal controls over financial reporting and include in its Annual Report on Form 10-K for the year ended December 31, 2004 a report on management's assessment of the effectiveness of the company's internal controls over financial reporting. The company's independent auditor will also be required to attest to and report on management's assessment. The company's compliance with these requirements and the independent auditor's attestation of that assessment has required, and continues to require, the commitment of significant financial and management resources. While management intends to complete its assessment of internal controls over financial reporting and to implement, document and test any required changes in order to comply with the Section 404 requirements, there can be no assurance that such efforts, and the attestation and report of the company's independent auditors on management's assessment, will be completed on a timely basis.

There was no change in the company's internal control over financial reporting (other than the ongoing implementation of its new ERP information system and management's ongoing efforts relating to internal control over financial reporting to comply with Section 404 requirements discussed above) that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings - In the ordinary course of business, the company is subject to various legal proceedings and claims, including claims of alleged personal injuries as a result of exposure to natural rubber latex gloves distributed by the company and other product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes. In addition, the company operates in an industry susceptible to significant patent legal claims. At any given time in the ordinary course of business, the company generally is involved as both a plaintiff and defendant in a number of patent infringement actions. If infringement of a third party's patent were to be determined against the company, the company might be required to make significant royalty or other payments or might be subject to an injunction or other limitation on its ability to manufacture or distribute one or more products. If a company patent were to be determined to be invalid or unenforceable, the company might be required to reduce the value of the patent on the company's balance sheet and to record a corresponding noncash charge, which could be significant in amount.

The company is subject to numerous federal, state, local and foreign environmental protection laws governing, among other things, the generation, storage, use and transportation of hazardous materials and emissions or discharges into the ground, air or water. The company is or may become a party to proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, the Resource Conservation and Recovery Act and similar state laws. These proceedings seek to require the owners or operators of contaminated sites, transporters of hazardous materials to the sites and generators of hazardous materials disposed of at the sites to clean up the sites or to reimburse the government for cleanup costs. In most cases, there are other potentially responsible parties that may be liable for any remediation costs. In these cases, the government alleges that the defendants are jointly and severally liable for the cleanup costs; however, these proceedings are frequently resolved so that the allocation of cleanup costs among the parties more nearly reflects the relative contributions of the parties to the site contamination. The company's potential liability varies greatly from site to site. For some sites, the potential liability is de minimis and for others the costs of cleanup have not yet been determined.

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

On March 16, 2004, Rochester Medical Corporation, Inc., filed a complaint against the company, another manufacturer and two group purchasing organizations under the caption Rochester Medical Corporation, Inc. v. C. R. Bard, Inc., et al. (Civil Action No. 304 CV 060, United States District Court, Eastern District of Texas). The plaintiff alleges that the company and the other defendants conspired to exclude it from the market and to maintain the company's market share by engaging in a variety of conduct in violation of state and federal antitrust laws. The plaintiff also has asserted claims for business disparagement, common law conspiracy and tortious interference with business relationships. The plaintiff seeks injunctive relief and money damages in an unspecified amount. The company intends to vigorously defend this matter. Because the litigation is in a preliminary stage, the company cannot assess the likelihood of an adverse outcome or determine an estimate, or a range of estimates, of potential damages. The company cannot give any assurances that this matter will not have a material adverse impact on the company's results of operations in a future period or the company's financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c).
	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
July 1 - July 31, 2004	75,000	$54.79	75,000	4,200,800
August 1 - August 31, 2004	475,000	$54.74	475,000	3,725,800
September 1 - September 30, 2004	---	---	---	3,725,800
Total	550,000	$54.75	550,000	3,725,800

On December 12, 2002, the company announced that the Board of Directors had authorized the repurchase from time to time of 5.0 million shares of the common stock of the company.

 Item 5. Other Information

(a).

In connection with the naming of Judith A. Reinsdorf as its Vice President, General Counsel and Secretary, the company and Ms. Reinsdorf entered into a change of control agreement and an agreement relating to the company's Supplemental Insurance/Retirement Plan. The summaries of the terms of these agreements below are qualified by reference to Exhibits 10aq and 10ar.

The change of control agreement between the company and Ms. Reinsdorf is on the same terms as change of control agreements between the company and each of its other executive officers. The agreements provide for benefits upon certain terminations of employment within three years after a change of control (defined to include the acquisition by a person or a group of 20% or more of the voting power of the company's stock or a change in the members of the Board of Directors such that the continuing directors cease to constitute a majority of the Board of Directors), including for any reason during the six-month period following the first anniversary of a change of control. The agreement expires three years after any change of control but, under certain circumstances, may be terminated by the Board of Directors prior to any change of control, and will expire immediately upon the earlier of the executive officer's death, permanent disability or termination of employment for cause. Benefits include (i) severance pay of three times the sum of the executive officer's highest base salary and average annual bonus during the three years prior to severance and (ii) continued participation in the company's benefit plans for one year (or, if such participation is not possible, provision of substantially similar benefits). The agreement also provides for a gross-up payment if the executive officer is subject to excise taxes under Section 4999 of the Internal Revenue Code.

The agreement between the company and Ms. Reinsdorf related to the company's Supplemental Insurance/Retirement Plan is also on the same terms as similar agreements between the company and each of its other executive officers. Pursuant to the agreement, retirement benefits are payable on a monthly basis over a 15-year period to a participant who retires on or after the date he or she is eligible for early retirement under the Employees' Retirement Plan of C. R. Bard, Inc. Retirement benefits are also payable following a termination of employment within two years after a change of control (defined in substantially the same manner as in the agreement which is described above). Retirement benefits are based on the participant's age, salary and bonus and position at the company, as well as an earnings rate determined by the company. The Supplemental Insurance/Retirement Plan also provides a death benefit and a disability benefit for a participant who dies or becomes disabled before receipt of retirement benefits. A participant will forfeit all benefits under the Supplemental Insurance/Retirement Plan upon violation of a restrictive covenant with the company or upon termination by the company for cause.

Item 6. Exhibits

Exhibit 10aq* - Form of Supplemental Insurance/Retirement Plan agreement entered into by the company with Judith A. Reinsdorf on November 2, 2004 (Plan II - For new corporate officer when no previous agreement exists), filed as Exhibit 10k to the company's 1993 Annual Report on Form 10-K is incorporated herein by reference.

Exhibit 10ar* - Form of Change of Control Agreement entered into by the company with Judith A. Reinsdorf on November 3, 2004, filed as Exhibit 10ao to the company's 2003 Annual Report on Form 10-K is incorporated herein by reference.

Exhibit 10as* - Form of Stock Option Agreement under the company's 2003 Long Term Incentive Plan, as amended.

Exhibit 10at* - Form of Restricted Stock Agreement under the company's 2003 Long Term Incentive Plan, as amended.

Exhibit 10au* - Form of Stock Option Agreement under the company's 1988 Stock Award Plan, as amended.

Exhibit 12.1 - Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1 - Rule 13a-14(a) / 15-d-14(a) Certification of Chief Executive Officer

Exhibit 31.2 - Rule 13a-14(a) / 15-d-14(a) Certification of Chief Financial Officer

Exhibit 32.1 - Section 1350 Certification of Chief Executive Officer

Exhibit 32.2 - Section 1350 Certification of Chief Financial Officer

* Each of these exhibits constitutes a management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
C. R. BARD, INC.
(Registrant)
Todd C. Schermerhorn /s/
Todd C. Schermerhorn
Senior Vice President and Chief Financial Officer

Charles P. Grom /s/
Charles P. Grom
Date: November 5, 2004	Vice President and Controller

Exhibit 12.1 - Computation of Ratio of Earnings to Fixed Charges

	Nine months ended 9/30/04	2003	2002	2001	2000	1999

Earnings before taxes	$319,100	$223,200	$211,000	$204,900	$154,000	$173,300
Add(Deduct):
Fixed charges	13,800	17,900	17,700	19,100	24,500	24,200
Undistributed earnings of less than 50% owned companies carried at equity	(1,100)	(2,000)	(1,100)	(2,000)	(2,900)	(2,700)
Earnings available for fixed charges	331,800	$239,100	$227,600	$222,000	$175,600	$194,800

Fixed charges:
Interest, including amounts capitalized	$9,800	$12,500	$12,600	$14,200	$19,300	$19,300
Proportion of rent expense deemed to represent interest factor	4,000	5,400	4,800	4,900	5,200	4,900
Fixed charges	$13,800	$17,900	$17,400	$19,100	$24,500	$24,200

Ratio of earnings to fixed charges	24.04	13.36	13.08	11.62	7.17	8.05

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

Date: November 5, 2004

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

Date: November 5, 2004

/s/ Todd C. Schermerhorn

Todd C. Schermerhorn

Senior Vice President and Chief Financial Officer

EXHIBIT 32.1
SECTION 1350 CERTIFICATIONS

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of C. R. Bard, Inc. on Form 10-Q for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Timothy M. Ring, Chairman and Chief Executive Officer of C. R. Bard, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of C. R. Bard, Inc.

/s/ Timothy M. Ring

Name: Timothy M. Ring

Date: November 5, 2004

EXHIBIT 32.2
SECTION 1350 CERTIFICATIONS

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of C. R. Bard, Inc. on Form 10-Q for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Todd C. Schermerhorn, Senior Vice President and Chief Financial Officer of C. R. Bard, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of C. R. Bard, Inc.

/s/ Todd C. Schermerhorn

Name: Todd C. Schermerhorn

Date: November 5, 2004