Form 10-K
period 2004-12-31
BARD C R INC /NJ/
filed 2005-02-28
CIK 9892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-6926

C. R. BARD, INC.

(Exact name of registrant as specified in its charter)

New Jersey	730 Central Avenue Murray Hill, New Jersey 07974	22-1454160
(State or other jurisdiction of incorporation or organization)	(Address of principal executive offices)	(I.R.S. Employer Identification No.)

Registrant’s telephone number, including area code: (908) 277-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock - $.25 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $5,932,539,142 based on the closing price of stock traded on the New York Stock Exchange on June 30, 2004. As of January 24, 2005, there were 104,732,651 shares of Common Stock, $.25 par value per share, outstanding.

The company’s definitive Proxy Statement in connection with its 2005 annual meeting of shareholders is incorporated by reference with respect to certain information contained therein in Part III of this Form 10-K.

C. R. BARD, INC. AND SUBSIDIARIES

PART I

Item 1. Business

General

C. R. Bard, Inc. (the “company” or “Bard”) is engaged in the design, manufacture, packaging, distribution and sale of medical, surgical, diagnostic and patient care devices. Charles Russell Bard started the company in 1907. One of its first medical products was the silk urethral catheter imported from France. In 1923, the company was incorporated as C. R. Bard, Inc. and distributed an assortment of urology and surgical products. Bard became a publicly traded company in 1963 and five years later was traded on the New York Stock Exchange. The company sells a broad range of products worldwide to hospitals, individual health care professionals, extended care facilities and alternate site facilities. In general, the company’s products are intended to be used once and then discarded or implanted either permanently or temporarily. Market leadership is one of Bard’s key strategic objectives, and the company holds strong market share positions in vascular, urology, oncology and surgical specialty products.

Bard has a history of acquiring small research or early-stage companies as well as larger, established companies with market leadership positions. In addition to acquiring companies, Bard has also expanded its business in the medical field by acquiring product lines, entering into licensing agreements and joint ventures and making equity investments in companies with emerging technologies. As a matter of policy, Bard is focused only on companies or products in the health care market. Over its 97-year history, some of the company’s significant and/or recent acquisitions have included:

Year	Company	Products or Service at Time of Purchase
1966	United States Catheter & Instrument Co	Urology and cardiovascular specialty products
1980	Davol Inc.	Foley catheters
1989	Catheter Technology Corporation	Groshong® catheters
1994	Angiomed AG	Self-expanding peripheral stents
1996	IMPRA, Inc.	Vascular grafts
1998	Dymax, Inc.	Site-Rite® ultrasound scanner
2000	Surgical Sense, Inc.	Kugel® patch
2003	Prostate Services of America, Inc.	Distributor of brachytherapy seeds and equipment
2003	Source Tech Medical, LLC	Manufacturer and distributor of brachytherapy seeds
2003	Biomedical Instruments and Products GmbH	Vacora™ vacuum-assisted breast biopsy gun
2004	Onux Medical, Inc.	Hernia repair fixation system
2004	Bridger Biomed, Inc.	Soft tissue repair supplier

The company spent approximately $104.4 million in 2004, $115.0 million in 2003 and $13.4 million in 2002 for the acquisition of businesses, patents, trademarks, purchase rights and other related items to augment its existing product lines. The company has also sold, liquidated or divested product lines over the years, including its cardiology businesses in 1998 and 1999 and certain assets of its Endoscopic Technologies Division in 2004.

Available Information

The company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other information with the Securities and Exchange Commission (the “SEC”). The public can obtain copies of these materials by visiting the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website at www.sec.gov. In addition, as soon as reasonably practicable after such materials are filed with or furnished to the SEC, the company makes copies available to the public free of charge on or through its website at www.crbard.com.

The company has adopted, and has posted on its website at www.crbard.com, a Code of Ethics for Senior Financial Officers that applies to the company’s chief executive officer, chief financial officer and controller. The company intends to disclose any amendments to, or waivers from, the Code of Ethics on the website set forth above. In addition, the company’s audit committee charter, compensation committee charter, governance committee charter, corporate governance guidelines and business ethics policy are also posted on the company’s website at www.crbard.com. A copy of any of these documents is available, free of charge, upon written request sent to C. R. Bard, Inc., 730 Central Avenue, Murray Hill, New Jersey 07974, Attention: Secretary. Shareholders may communicate directly with the Board of Directors, the nonmanagement members of the Board of Directors or the Audit Committee. The process for doing so is described on the company’s website at www.crbard.com.

Product Group Information

The company reports its sales around the concept of disease state management in four major product group categories: vascular, urology, oncology and surgical specialties. The company also has a product group of other products. The following table sets forth for the three years ended December 31, 2004, 2003 and 2002 the approximate percentage contribution by category to Bard’s consolidated net sales on a worldwide basis.

	For the Years Ended December 31,
	2004	2003	2002
Vascular	24%	21%	20%
Urology	30%	32%	33%
Oncology	23%	23%	24%
Surgery	19%	19%	18%
Other	4%	5%	5%

Total net sales	100%	100%	100%

Vascular Products

Bard develops, manufactures and markets a wide range of products for the peripheral vascular market. Bard’s line of minimally invasive vascular products includes percutaneous transluminal angioplasty (“PTA”) catheters, guidewires, introducers and accessories, peripheral stents, vena cava filters and biopsy devices; electrophysiology products, including electrophysiology laboratory systems and diagnostic, therapeutic and temporary pacing electrode catheters; and fabrics, meshes and implantable vascular grafts. Bard has combined the technologies of its self-expanding nitinol stents with its teflon vascular grafts in its Fluency® stent graft. Other stent graft products are in development to capitalize on the company’s strong technology position in this market. Other significant vascular products include Bard’s Recovery® vena cava filter, which can be removed percutaneously after the threat of blood clots traveling to the lungs has passed. The combination of a low-profile catheter and high pressure balloon have made Bard’s Conquest™ PTA catheter a popular choice of clinicians for the treatment of arterial venous access stenosis. Bard’s new Vacora™ device combines the benefits of a vacuum-assisted biopsy sample with a portable, self-contained unit for the breast biopsy market.

Urology Products

The Foley catheter, which Bard introduced in 1934, remains one of the most important products in the urology field. Foley catheters continue to be marketed in individual sterile packages and in sterile procedural kits and trays, a concept pioneered by Bard. The company is the market leader in Foley catheters, currently Bard’s largest selling urology product. This includes the infection control Foley catheter (“Bardex® I.C.” Foley catheter), which has been proven to substantially reduce the rate of urinary tract infections. Other urology products include surgical sling and injectable tissue bulking products used to treat stress urinary incontinence (“SUI”); natural and synthetic materials for the treatment of pelvic floor or vaginal prolapse; brachytherapy services, devices and radioactive seeds used to treat prostate cancer; urine monitoring and collection systems; ureteral stents; and specialty devices for ureteroscopic procedures and stone removal. In 2003, Bard acquired the assets of Source Tech Medical, LLC and certain assets of Prostate Services of America, Inc. and Imagyn Medical Technologies, Inc. The company acquired these brachytherapy distributors and manufacturer to expand and strengthen its brachytherapy franchise. In January 2005, the company acquired a new injectable tissue bulking product for the treatment of SUI from Genyx Medical, Inc., which the company anticipates launching in mid 2005 under the trade name Tegress™. This will strengthen the company’s offering of less invasive incontinence treatments.

Oncology Products

Bard’s oncology products cover a wide range of devices used in the treatment and management of various cancers and other diseases and disorders. These include specialty access catheters, ports and enteral feeding devices. The company’s specialty access products, used primarily for chemotherapy, serve a well-established market in which Bard holds a major market share position. The features and benefits of the company’s broad line of peripherally inserted central catheters (“PICCs”) have allowed Bard to capitalize on the fastest growing segment of the specialty access market. The company’s new PowerPICC™ can also be used to inject contrast media at high flow rates. This new device eliminates the need to place an additional catheter in the significant number of PICC recipients that also require CT (contract enhanced computed tomography) scans. Kidney dialysis catheters share similar technology and call points with access products. Bard’s HemoSplit® long-term dialysis catheter delivers superior flow performance with its proprietary split tip design. On September 30, 2004, the company sold certain assets of its Endoscopic Technologies Division to ConMed Corporation (“ConMed”). Net sales of the disposed and other endoscopic devices are reported in Oncology Products.

Surgical Specialties

Bard’s surgical specialty products include meshes for hernia and other soft tissue repairs, irrigation devices for orthopaedic, laparoscopic and gynecological procedures and products for topical hemostasis. The innovation of Bard’s PerFix® plug and Kugel® patch has significantly improved the way groin hernias are repaired and reduced procedure times from hours to minutes. Hernia operations using these types of products can be done in an outpatient setting in approximately 20 minutes. The patient generally can return to normal activity after minimal recovery time. To expand its hernia repair franchise and to leverage the strength of its groin hernia repair technology, the company has developed products specifically for the repair of ventral or abdominal hernias. Products like the Composix® Kugel® and Ventralex® hernia patches have made Bard the leader in this large and fast growing segment of the hernia repair market. To further expand its markets around the hernia repair call point, in June 2004, the company acquired the Salute® Fixation system and related technology from Onux, Inc. The device is used to attach mesh to host tissue for laparoscopic hernia repair procedures.

International

Bard markets its products through 23 subsidiaries and a joint venture in over 90 countries outside the United States. The products sold in the company’s international markets include many of the products described above under Product Group Information. However, the principal markets, products and methods of distribution in the company’s international businesses vary with market size and stage of development. The company’s principal international markets are in Europe and Japan. The company believes that its geographically-based sales organization gives the company greater flexibility in international markets. Approximately 66% of international sales are of products manufactured by Bard in the United States, Puerto Rico or Mexico. For financial reporting purposes, revenues and long-lived assets in significant geographic areas are presented in Note 12 Segment Information of the notes to consolidated financial statements.

Bard’s foreign operations are subject to certain financial and other risks, and international operations in general present complex tax and money management issues requiring sophisticated analysis to meet the company’s financial objectives. Relationships with customers and effective terms of sale frequently vary by country. Trade receivable balances outside the United States generally are outstanding for longer periods than in the United States. Inventory management is an important business concern due to the potential for rapidly changing business conditions and currency exposure. Currency exchange rate fluctuations can affect income and cash flows of international operations. The company attempts to hedge some of these currency exposures to reduce the effects of foreign exchange fluctuations on the business. See “Quantitative and Qualitative Disclosure About Market Risk” and Note 6 Derivative Instruments of the notes to consolidated financial statements.

Competition

The company competes in the therapeutic and diagnostic medical markets around the world. These global markets are characterized by rapid change resulting from technological advances and scientific discoveries. The company’s market position depends more broadly on its reliable product quality, dependable service and ability to develop products to meet market needs than on patent protection. However, many of its products are patented or are the subject of patent applications. The company faces a mix of competitors ranging from large manufacturers with multiple business lines to smaller manufacturers that offer a limited selection of products. In addition, the United States Food and Drug Administration (“FDA”) has recently increased its oversight of companies involved with the reprocessing of single-use medical devices and has provided improved guidance to reprocessors, thereby facilitating the reprocessing business. This may result in increased competition and price erosion. See “Regulation.”

In keeping with the increased emphasis on cost-effectiveness in health care delivery, the trend among hospitals and other customers of medical device manufacturers is to consolidate purchases to enhance purchasing power. The medical device industry has also experienced some consolidation, partly in order to offer a broader range of products to large purchasers. As a result, sale transactions are more complex and tend to involve more long-term contracts than in the past. This enhanced purchasing power has placed pressure on product pricing. The company believes it is well positioned to respond to changes resulting from this trend toward cost containment.

Marketing

The company’s products are distributed domestically directly to hospitals and other health care institutions as well as through numerous hospital/surgical supply and other medical specialty distributors with whom the company has distributor agreements. In international markets, products are distributed either directly or through distributors with the practice varying by country. Full-time representatives of the company in domestic and international markets carry on sales promotion. Sales to distributors, which supply the company’s products to many end users, accounted for approximately 34%, 35% and 38% of the company’s net sales in 2004, 2003 and 2002, respectively, and the five largest distributors combined accounted for approximately 69%, 71% and 70% of such sales for the corresponding years. The company is not dependent on any single customer, and no single customer accounted for more than 10% of the company’s consolidated net sales in 2004, 2003 or 2002.

In order to service its customers, optimize logistics, lower facilities costs and reduce finished goods inventory levels, the company is transitioning to one consolidated distribution facility in the United States and operates one consolidated distribution facility in Europe. Orders are normally shipped within a matter of days after receipt. Backlog is not considered significant for the company.

Most of the products sold by the company, whether manufactured by the company or by others, are sold under the BARD® trade name or trademark or other trademarks owned by the company. Products manufactured for the company by outside suppliers are produced according to the company’s specifications.

Regulation

The development, manufacture, sale and distribution of the company’s products are subject to comprehensive government regulation both within and outside the United States. Government regulation, including detailed inspection of and controls over, research and laboratory procedures, clinical investigations, manufacturing, marketing, sampling, distribution, record keeping and storage and disposal practices, substantially increases the time, difficulty and costs incurred in obtaining and maintaining the approval to market newly developed and existing products. Government regulatory actions can result in the seizure or recall of products, suspension or revocation of the authority necessary for their production and sale and other civil or criminal sanctions.

In the early 1990s, the review time by the FDA to clear medical devices for commercial release lengthened and the number of clearances of 510(k) submissions and approval of pre-market applications decreased. In response to public and congressional concern, the FDA Modernization Act of 1997 (“FDAMA”) was adopted with the intent of bringing better definition to the review process.

In October 2002, the Medical Device User Fees Modernization Act (“MDUFMA”) was enacted in response to the FDA’s request for additional funds to be allocated for staffing needs so that statutory deadlines for review times could be met. Through MDUFMA, those funds will be generated through the application of user fees for device submissions. The continuation of the user fee process by the FDA is tied to submission review time performance goals. As a result of MDUFMA, the company is obligated to pay user fees at the time of product approval submissions. The cost of those fees is not expected to be material to the company’s results of operations.

While FDA review times have improved since passage of the FDAMA and there is anticipation that MDUFMA performance goals will be met, there can be no assurance that the FDA review process will not involve delays or that clearances will be granted on a timely basis.

Through MDUFMA, the FDA increased its oversight of businesses involved with the reprocessing of single use medical devices (“SUDs”). The regulation was amended to require reprocessing labeling, clarify submission pathways and define the requirements for validation of cleaning, sterilizing and functional performance of reprocessed SUDs. The improved guidance to reprocessors facilitates the reprocessing business and may result in increased competition and price erosion.

Medical device laws are also in effect in many of the countries in which the company does business outside the United States. These range from comprehensive device approval requirements for some or all of the company’s medical device products to requests for product data or certifications. Inspection of and controls over manufacturing as well as monitoring of device-related adverse events are also components of most of these regulatory systems. The number and scope of these requirements are increasing.

Health Care Cost Containment and Third-Party Reimbursement

Reimbursement remains an important strategic consideration in the development, marketing and introduction of medical devices and procedures. Difficulty in obtaining coverage, coding and payment can be a significant barrier to the commercial success of a new product or procedure. The consequences can include slow adoption in the marketplace and inadequate payment levels that can linger for months or even years.

Because few patients pay directly for their health care, third-party payers play a significant role in influencing whether a new medical technology will be successful. Manufacturers such as Bard rely on insurance reimbursement to create favorable markets for their products, while providers depend on this reimbursement to incorporate new products into their medical practices. As the largest single insurer in the United States, Medicare has a profound influence on the health care market. The Center for Medicare and Medicaid Services (“CMS”)

formulates national and local coverage policy and sets payment rates for facilities and physician providers. Additionally, most private payers will follow the lead of CMS when developing their policies and payment rates. Technology assessment organizations, including the one run by Blue Cross Blue Shield Association, are consulted by public and private payers to evaluate the relative merits of new technologies and their impact on net health outcomes in an effort to get as much value for the health care dollar as possible.

The processes necessary for a medical device manufacturer to obtain appropriate levels of reimbursement are complex. Reimbursement criteria are often broadly defined and can vary from payer to payer. Payment systems are moving away from the charge-based systems to prospective bundled payment systems where medical devices are reimbursed as part of a procedure or episode of care. Diagnosis Related Groups (“DRGs”) and Ambulatory Payment Classifications (“APCs”) are examples of these prospective payment systems used to reimburse health care providers upon whom medical device manufacturers depend for payment. Under those systems, an aggregate prospective reimbursement amount is set for each DRG or APC, which covers a bundled group of services and products provided to a patient whose care or condition comes within a particular DRG or APC. Creating a new procedure code, often a requirement for new products to be properly reimbursed, can be a lengthy and uncertain twelve- to eighteen-month process. Further, where devices are within established DRG or APC coverage, there may nevertheless be issues of sufficiency of reimbursement.

Initiatives to limit the growth of health care costs, including price regulation, are also underway in several other countries in which the company does business. Implementation of health care reforms now under consideration in Japan, Germany, France and other countries may limit the price or reimbursement level of the company’s products. The ability of customers to obtain appropriate reimbursement for their products and services from government and third-party payers is critical to the success of medical device companies around the world. Several foreign governments have attempted to dramatically reshape reimbursement policies affecting medical devices. Further restrictions on reimbursement of the company’s customers likely will have an impact on the products purchased by customers and the prices they are willing to pay.

Raw Materials

The company uses a wide variety of readily available plastics, textiles, alloys and latex materials for conversion into its devices. These materials are primarily purchased from external suppliers. Certain of the raw materials are available only from single-source suppliers. Materials are purchased from selected suppliers for reasons of quality assurance, sole-source availability, cost effectiveness or constraints resulting from regulatory requirements. Bard works closely with its suppliers to assure continuity of supply while maintaining high quality and reliability. Generally, either party upon short notice can terminate the agreements the company has with certain suppliers. The establishment of additional or replacement suppliers for certain materials cannot always be accomplished quickly due to the FDA approval system, the complex nature of manufacturing processes employed by many suppliers or proprietary manufacturing techniques. In addition, in an effort to reduce potential product liability exposure, certain suppliers have terminated or may terminate sales of certain materials to companies that manufacture implantable medical devices. The company’s inability to replace a supplier, or a delay in doing so, could result in the company being unable to manufacture and sell certain of its products, including certain of the company’s higher margin products.

Environment

The company is subject to various environmental laws and regulations both within and outside the United States. The operations of the company, like those of other medical device companies, involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. While the company continues to make capital and operational expenditures relating to compliance with existing environmental laws and regulations, management believes that such compliance will not have a material impact on the company’s financial position, results of operations or liquidity. See “Legal Proceedings.”

Employees

The company has approximately 8,600 employees.

Seasonality

The company’s business is not affected to any material extent by seasonal factors.

Research and Development

The company is engaged in both internal and external research and development in an effort to introduce new products, to enhance the effectiveness, ease of use, safety and reliability of its existing products and to expand the applications for which the uses of its products are appropriate. The company is dedicated to developing novel technologies that will furnish health care providers with a more complete line of products to treat medical conditions through less invasive procedures and in a cost-effective manner. The company’s research and development expenditures were approximately $111.6 million in 2004, $87.4 million in 2003 and $61.7 million in 2002. The company continually evaluates developing technologies in areas where it may have technological or marketing expertise for possible investment or acquisition. See the information above under “General” for a discussion of the company’s acquisition strategy.

Intellectual Property

Patents and other proprietary rights are important to Bard’s business. The company also relies upon trade secrets, manufacturing know-how, continuing technological innovations and licensing opportunities to maintain and improve its competitive position. The company reviews third-party proprietary rights, including patents and patent applications, as available, in an effort to develop an effective intellectual property strategy, avoid infringement of third-party proprietary rights, identify licensing opportunities and monitor the intellectual property claims of others.

The company owns numerous patents and has numerous patent applications pending in the United States and in certain foreign countries that relate to aspects of the technology used in many of the company’s products. The company’s policy is to file patent applications in the United States and foreign countries where rights are available and where the company believes it is commercially advantageous to do so. However, the standards for international protection of intellectual property vary widely. The company cannot assure that pending patent applications will result in issued patents, that patents issued to or licensed by the company will not be challenged or circumvented by competitors or that its patents will not be found to be invalid. The company does not consider its business to be materially dependent upon any individual patent.

The company operates in an industry susceptible to significant intellectual property legal claims. At any given time, the company generally is involved as both a plaintiff and defendant in a number of intellectual property actions, including patent infringement actions. Patent litigation can result in significant royalty or other payments or result in injunctions that can prevent the manufacture or sale of products. See “Legal Proceedings.”

Item 2. Properties

The executive offices of the company are located in Murray Hill, New Jersey, in a facility that the company owns. Domestic manufacturing and development units are located in Arizona, California, Georgia, Illinois, Kansas, Massachusetts, Montana, New Jersey, New York, Pennsylvania, Puerto Rico, Rhode Island, South Carolina and Utah. Sales offices are in many of these locations as well as others. Outside the United States, the company has plants or offices in Austria, Australia, Belgium, Canada, China, Denmark, Finland, France, Germany, Greece, India, Italy, Korea, Malaysia, Mexico, the Netherlands, Norway, Portugal, Singapore, Spain, Sweden, Switzerland, Taiwan and the United Kingdom.

The company owns approximately 2.0 million square feet of space in 18 locations and leases approximately 0.9 million square feet of space in 46 locations. All these facilities are well maintained and suitable for the operations conducted in them.

Item 3. Legal Proceedings

In the ordinary course of business, the company is subject to various legal proceedings and claims, including product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes. In addition, the company operates in an industry susceptible to significant patent legal claims. At any given time in the ordinary course of business, the company is involved as both a plaintiff and defendant in a number of patent infringement actions. If infringement of a third party’s patent were to be determined against the company, the company might be required to make significant royalty or other payments or might be subject to an injunction or other limitation on its ability to manufacture or sell one or more products. If a patent owned by or licensed to the company were to be determined to be invalid or unenforceable, the company might be required to reduce the value of the patent on the company’s balance sheet and to record a corresponding noncash charge, which could be significant in amount.

The company is subject to numerous federal, state, local and foreign environmental protection laws governing, among other things, the generation, storage, use and transportation of hazardous materials and emissions or discharges into the ground, air or water. The company is or may become a party to proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, the Resource Conservation and Recovery Act, the Clean Water Act, the Clean Air Act and similar state laws. These proceedings seek to require the owners or operators of contaminated sites, transporters of hazardous materials to the sites and generators of hazardous materials disposed of at the sites to clean up the sites or to reimburse the government for cleanup costs. In most cases, there are other potentially responsible parties that may be liable for any remediation costs. In these cases, the government alleges that the defendants are jointly and severally liable for the cleanup costs; however, these proceedings are frequently resolved so that the allocation of cleanup costs among the parties more closely reflects the relative contributions of the parties to the site contamination. The company’s potential liability varies greatly from site to site. For some sites, the potential liability is de minimis and for others the costs of cleanup have not yet been determined.

The company believes that the outcomes of the proceedings and claims described above will likely be disposed of over an extended period of time. However, while it is not feasible to predict the outcome of many of these proceedings, based upon the company’s experience, current information and applicable law, the company does not expect these proceedings to have a material adverse effect on consolidated financial position or liquidity, but one or more of the proceedings could be material to the consolidated results of operations for a future period.

On March 16, 2004, Rochester Medical Corporation, Inc. filed a complaint against the company, another manufacturer and two group purchasing organizations under the caption Rochester Medical Corporation, Inc. v. C. R. Bard, Inc., et al. (Civil Action No. 304 CV 060, United States District Court, Eastern District of Texas). The plaintiff alleges that the company and the other defendants conspired to exclude it from the market and to maintain the company’s market share by engaging in a variety of conduct in violation of state and federal antitrust laws. The plaintiff also has asserted claims for business disparagement, common law conspiracy and tortious interference with business relationships. The plaintiff seeks injunctive relief and money damages in an unspecified amount. The company intends to defend this matter vigorously. Because the litigation is in a preliminary stage, the company cannot assess the likelihood of an adverse outcome or determine an estimate, or a range of estimates, of potential damages. The company cannot give any assurances that this matter will not have a material adverse impact on the company’s results of operations in a future period or on the company’s financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

Set forth below is the name, age, position, five-year business history and other information with respect to each executive officer of the company as of February 21, 2005. No family relationships exist among the officers of the company. The Board of Directors elects all officers of the company annually.

Name	Age	Position
Timothy M. Ring	47	Chairman and Chief Executive Officer and Director
John H. Weiland	49	President and Chief Operating Officer
Todd C. Schermerhorn	44	Senior Vice President and Chief Financial Officer
Brian P. Kelly	46	Group Vice President
Amy S. Paul	53	Group Vice President
Christopher D. Ganser	52	Vice President, Regulatory Sciences
James L. Natale	58	Senior Vice President and President, Corporate Healthcare Services
Judith A. Reinsdorf	41	Vice President, General Counsel and Secretary
Charles P. Grom	57	Vice President and Controller
Bronwen K. Kelly	52	Vice President, Human Resources
Robert L. Mellen	48	Vice President, Strategic Planning and Business Development
Scott T. Lowry	38	Vice President and Treasurer

Timothy M. Ring joined Bard in 1992 as Vice President, Human Resources after 10 years with Abbott Laboratories, Inc. In 1993, Mr. Ring was promoted to Group Vice President, International Operations. Mr. Ring was promoted to Group President in 1997 with oversight for Bard’s Corporate Healthcare Services, Peripheral Vascular, Access Systems and Electrophysiology Divisions as well as Bard’s businesses in Europe, the Middle East and Africa. Mr. Ring was elected Chairman and Chief Executive Officer in 2003. Mr. Ring was elected to the Board of Directors in 2003.

John H. Weiland joined Bard in 1996 from Dentsply International as Group Vice President. He was promoted to Group President in 1997 with oversight for Bard’s Davol, Urological, Medical and Endoscopic Technologies Divisions as well as responsibility for all of Bard’s businesses in Japan, Latin and Central America, Canada and Asia Pacific. Mr. Weiland previously served as President and Chief Executive Officer of Pharmacia Diagnostics, Inc. and was with American Hospital Supply and Baxter Healthcare. He served one year as a White House Fellow in the role of Special Assistant in the Office of Management and Budget. Mr. Weiland was elected President and Chief Operating Officer in 2003.

Todd C. Schermerhorn joined Bard in 1985 as a cost analyst and has held various financial positions including Controller of the Vascular Systems Division and Vice President and Controller of the USCI Division. In 1996, Mr. Schermerhorn was promoted to Vice President and Group Controller for Bard’s Global Cardiology Unit. He was promoted to Vice President and Treasurer in 1998. Mr. Schermerhorn was elected to the position of Senior Vice President and Chief Financial Officer in 2003.

Brian P. Kelly joined Bard in 1983 as a territory sales manager for the Davol Division. He has held a succession of management positions including Vice President of Sales for Bard Access Systems and in 1997 President of the Davol Division. Mr. Kelly was promoted to Group Vice President in 2003 with responsibility for Bard’s Davol, Endoscopic Technologies and Electrophysiology Divisions.

Amy S. Paul joined Bard in 1982 as a Senior Product Manager in the Davol Division. After a variety of promotions within the marketing organization at both the Davol and Cardiopulmonary Divisions, Ms. Paul was promoted in 1990 to Vice President/Business Manager for Bard Ventures—GYN followed by her promotion to

Vice President and General Manager and then President of Bard Endoscopic Technologies Division. In 1997, Ms. Paul was promoted to President of Bard Access Systems Division and most recently was appointed to her current position of Group Vice President International in 2003. Prior to joining the company, she was with Kendall (Tyco) and GTE Sylvania.

Christopher D. Ganser joined Bard in 1989 as the Quality Control Manager for the Moncks Corner, South Carolina Latex Operation. In 1991, he was promoted to Manager of Quality Control Operations for the Bard Urological Division (“BUD”). In 1994, after serving as the Director of Quality Assurance for BUD, Mr. Ganser was promoted to Corporate Vice President, Quality Assurance. He held that position until July 2003 when he was promoted to his current position of Vice President, Regulatory Sciences.

James L. Natale joined Bard in 1994 as President, Bard Corporate Marketing and Services after 16 years with Johnson & Johnson. In 1996, Mr. Natale was promoted to Corporate Vice President and elected a Corporate Officer. In 2003, Mr. Natale was promoted to his current position of Senior Vice President and President, Corporate Healthcare Services.

Judith A. Reinsdorf joined Bard in 2004 as Vice President, General Counsel and Secretary. Prior to joining Bard, she was Vice President and Secretary of Tyco International Ltd. since 2003. Before joining Tyco, Ms. Reinsdorf was the Vice President and Associate General Counsel of Pharmacia Corporation from 2000 until it was acquired by Pfizer Inc. in 2003. From 1995 to 2000, Ms. Reinsdorf held the position of Assistant General Counsel and then Chief Legal Counsel, Corporate at Monsanto Company.

Charles P. Grom joined Bard in 1977 as Corporate Accounting Manager and was promoted to Corporate Cost and Budget Manager in 1980. Mr. Grom served as Vice President and Division Controller for various Bard divisions between 1981 and 1988 when he was promoted to Assistant Corporate Controller. He was elected Corporate Controller in 1994 and to his present position in 1995.

Bronwen K. Kelly joined Bard in 2002 in her current role. Prior to joining Bard, she was with American Home Products as Vice President, Human Resources for the Global Agricultural Products Group. Previously, Ms. Kelly held positions with American Cyanamid Company, including Director, Human Resources for the Cyanimid International, Agricultural Products Division and Director, Human Resources for Shulton USA.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Split - On April 21, 2004, the company announced that its Board of Directors approved a 2-for-1 stock split, which was effected in the form of a 100 percent stock dividend. The dividend was distributed on May 28, 2004 to shareholders of record as of May 17, 2004. The dividends paid per share, presented below, have been restated to reflect the stock split.

Market and Market Prices of Common Stock

The company’s common stock is traded on the New York Stock Exchange under the symbol: BCR. The following table illustrates the high and low sale prices as traded on the New York Stock Exchange for each quarter during the last two years.

2004	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
High	$49.00	$58.25	$58.62	$65.13	$65.13
Low	$40.08	$48.22	$51.15	$51.67	$40.08
Close	$48.82	$56.65	$56.63	$63.98	$63.98

2003	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
High	$31.91	$36.59	$36.35	$40.80	$40.80
Low	$27.02	$30.06	$32.75	$35.26	$27.02
Close	$31.53	$35.66	$35.50	$40.63	$40.63

Title of Class	Number of Record Holders of the company’s common stock as of January 24, 2005
Common Stock - $.25 par value	5,065

Dividends

The company paid cash dividends of approximately $49.2 million, or $0.47 per share, in 2004 and $46.8 million, or $0.45 per share, in 2003. The following table illustrates the dividends paid per share in each of the indicated quarters.

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
2004	$0.115	$0.115	$0.120	$0.120	$0.470
2003	$0.110	$0.110	$0.115	$0.115	$0.450

The first quarter 2005 dividend of $0.12 per share was paid on February 4, 2005 to shareholders of record on January 24, 2005.

Issuer Repurchases of Equity Securities

	Fourth Quarter 2004 - Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
October 1 - October 31, 2004	125,000	55.25	125,000	3,600,800
November 1 - November 30, 2004	250,000	59.36	250,000	3,350,800
December 1 - December 31, 2004	—	—	—	3,350,800

Total	375,000	$57.99	375,000	3,350,800

On December 12, 2002, the company announced that the Board of Directors had authorized the repurchase from time to time of 5.0 million shares of the common stock of the company.

Item 6. Selected Financial Data - For the Years Ended December 31,

(dollars and shares in thousands except per share amounts)

Set forth below is selected financial data as of the end of and for each of the five years in the five-year period ended December 31, 2004. All the data in “Common Stock Data,” below, has been restated to reflect the company’s 2-for-1 stock split which became effective on May 28, 2004.

	2004	2003	2002	2001	2000
INCOME STATEMENT DATA
Net sales	$1,656,100	$1,433,100	$1,273,800	$1,181,300	$1,098,800
Net income	$302,800	$168,500	$155,000	$143,200	$106,900

BALANCE SHEET DATA
Total assets	$2,009,100	$1,692,000	$1,416,700	$1,279,900	$1,089,200
Working capital	$663,700	$453,200	$441,100	$391,000	$302,100
Long-term debt	$151,400	$151,500	$152,200	$156,400	$204,300
Total debt	$151,500	$168,100	$153,100	$157,200	$205,100
Shareholders’ investment	$1,360,100	$1,045,700	$880,400	$788,700	$613,900

COMMON STOCK DATA
Basic earnings per share	$2.90	$1.63	$1.49	$1.40	$1.05
Diluted earnings per share	$2.82	$1.60	$1.47	$1.38	$1.04
Cash dividends per share	$0.47	$0.45	$0.43	$0.42	$0.41
Shareholders’ investment per share	$13.03	$10.11	$8.53	$7.53	$6.03
Average common shares outstanding	104,400	103,400	104,000	102,400	101,400
Shareholders of record	5,047	5,132	5,454	5,983	7,195

SUPPLEMENTARY DATA
Return on average shareholders’ investment	25.2%	17.5%	18.6%	20.4%	18.0%
Net income/net sales	18.3%	11.8%	12.2%	12.1%	9.7%
Days – accounts receivable	61.6	52.9	49.8	52.5	62.9
Days – inventory	85.5	92.5	90.9	119.0	139.5
Total debt/total capitalization	10.0%	13.8%	14.8%	16.6%	25.0%
Interest expense	$12,700	$12,500	$12,600	$14,200	$19,300
Research and development expense	$111,600	$87,400	$61,700	$53,400	$53,200
Number of employees	8,600	8,300	7,700	7,700	8,100
Net sales per employee	$192.5	$172.7	$165.5	$153.4	$135.7
Net income per employee	$35.2	$20.3	$20.1	$18.6	$13.2

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The company is engaged in the design, manufacture, packaging, distribution and sale of medical, surgical, diagnostic and patient care devices. The company markets its products to hospitals, individual health care professionals, extended care health facilities and alternative site facilities in the United States and abroad, principally in Europe and Japan. In general, the company’s products are intended to be used once and discarded or implanted either temporarily or permanently.

The company reports its results of operations around the concept of disease state management in four major product group categories: vascular, urology, oncology and surgical specialties. The company also has a product group of other products. The company strives to have a leadership position in all of its markets. Approximately 79% of the company’s ongoing net sales in 2004 were derived from products in which the company has a number one or number two market leadership position. See the “Net Sales” discussion below for an explanation of ongoing net sales.

The company’s key growth initiatives include additional focus on research and development, the expansion of its sales organization, business development activities and improved manufacturing efficiencies. The company’s margins and net income are driven by the company’s ability to generate sales of its products and improve operating efficiency. The company’s ability to improve sales over time depends in part upon its success in developing and marketing new products. In this regard, the company has strategically increased funding of research and development activities, with a focus on products and markets that are growing faster than 8%. In 2004, the company spent approximately $111.6 million on research and development, an increase of approximately 27.7% from research and development spending of approximately $87.4 million in 2003. The company expects research and development spending to increase in 2005 as compared to 2004. In light of the complexity of the process of developing and bringing new products to market, the company expects a lag of as much as several years before the results of increased research and development spending are reflected in increased net sales. In addition, there can be no assurance that research and development activities will successfully generate new products or that new products will be successful.

In 2003, as part of its effort to generate increased sales, the company increased its U.S. sales force by approximately 50 sales representatives. In the third quarter of 2004, the company began a further sales force expansion to increase its U.S. sales force by approximately 60 sales representatives and to increase its international sales force, primarily in Europe, by approximately 40 sales representatives. The company believes that its sales force expansions enhance geographic coverage, increase focus on high-growth businesses, facilitate new product introductions and aid in the identification of new product opportunities at the call-point level.

The company also plans to generate increased sales through selective acquisitions of businesses, products and technologies. In general, the company focuses on small- to medium-size acquisitions of products and technologies that complement the company’s existing product portfolio. In addition, the company may from time to time selectively consider acquisitions of larger, established companies under appropriate circumstances. From time to time, the company may divest lines of business in which the company is not able to reasonably attain or maintain a leadership position or for other strategic reasons. For a discussion of acquisitions and dispositions which the company completed during 2004 and 2003, see the information in Note 2 Acquisitions and Divestitures in the notes to consolidated financial statements included in this report.

The company has a comprehensive program aimed at improving manufacturing efficiencies. This program has built on the company’s past restructuring activities and has resulted in sustained improvement of both margins and cash flow. Gross margins as a percentage of net sales improved by 260 basis points in 2004 as compared to 2003. The improved cash flow associated with these activities provides additional funding for the company’s research and development activities and other growth initiatives discussed above.

The company has taken advantage of strong cash flow over the past several years to strengthen its balance sheet, reducing total debt to total capitalization from approximately 17% at the end of 2001 to 10% at the end of 2004. Working capital increased from approximately $391 million to approximately $664 million over the same period. The company’s strong financial position further enables the company to pursue the growth initiatives discussed above.

Results of Operations

Net Sales

The company’s revenues are generated from sales of the company’s products, net of discounts, returns, rebates and other allowances. Bard reported 2004 consolidated net sales of $1,656.1 million, an increase of 16% on a reported basis over 2003 consolidated net sales of $1,433.1 million. Bard’s 2003 consolidated net sales increased 13% on a reported basis over consolidated net sales of $1,273.8 million in 2002.

The geographic breakdown of net sales by the location of the third-party customer for each of the last three years is presented below:

	2004	2003	2002
United States	70%	71%	73%
Europe	19%	18%	17%
Japan	5%	5%	5%
Rest of world	6%	6%	5%

Total net sales	100%	100%	100%

The growth in consolidated net sales in 2004 was offset by a decrease of 0.4% as a result of price reductions compared to the prior year. The growth in consolidated net sales in 2003 included a decrease of 0.1% as a result of price reductions compared to the prior year. Consolidated net sales were also affected by the impact of exchange rate fluctuations. Exchange rate fluctuations had the effect of increasing 2004 consolidated net sales by 2.6% as compared to the prior year. Exchange rate fluctuations had the effect of increasing 2003 consolidated net sales by 3.3% as compared to the prior year. The primary exchange rate movement that impacts net sales is the movement of the Euro compared to the United States dollar. The impact of exchange rate movements on net sales is not indicative of the impact on net earnings due to the offsetting impact of exchange rate movements on operating costs and expenses, costs incurred in other currencies and the company’s hedging activities.

Bard’s 2004 United States net sales of $1,156.2 million increased 13% over 2003 United States net sales of $1,020.4 million. Bard’s 2004 international net sales of $499.9 million increased 21% on a reported basis (12% on a constant currency basis) over 2003 international net sales of $412.7 million. Bard’s 2003 United States net sales of $1,020.4 million increased 10% over 2002 United States net sales of $928.7 million. Bard’s 2003 international net sales of $412.7 million increased 20% on a reported basis (8% on a constant currency basis) over 2002 international net sales of $345.1 million. See “Commitments and Contingencies—Management’s Use of Non-GAAP Measures” below.

Presented below is a discussion of consolidated net sales by disease state for the years ended December 31, 2004, 2003 and 2002. Net sales excluding sales of the divested Endoscopic Technologies products (which were previously reported as part of the oncology group) are referred to below as “ongoing net sales.” Ongoing net sales is a non-GAAP measure and not a replacement for GAAP results. See “Commitments and Contingencies—Management’s Use of Non-GAAP Measures” below.

Product Group Summary of Net Sales

	For the Years Ended December 31,
(dollars in thousands)	2004	2003	Change	Constant Currency	2002	Change	Constant Currency

Vascular	$393,000	$307,300	28%	23%	$259,700	18%	11%
Urology	493,100	451,500	9%	7%	419,700	8%	5%
Oncology	342,800	282,700	21%	19%	238,000	19%	16%
Surgery	313,300	272,300	15%	14%	229,500	19%	17%
Other	67,800	65,700	3%	2%	65,900	—	(1%)

Ongoing net sales	1,610,000	1,379,500	17%	14%	1,212,800	14%	10%

Divested sales	46,100	53,600			61,000

Total net sales	$1,656,100	$1,433,100	16%	13%	$1,273,800	13%	9%

Vascular Products - Bard markets a wide range of products for the peripheral vascular market, including endovascular products, electrophysiology products and graft products. Consolidated net sales in 2004 of vascular products increased 28% on a reported basis (23% on a constant currency basis) compared to the prior year. United States net sales in 2004 of vascular products grew 31% compared to the prior year. International net sales in 2004 increased 25% on a reported basis (15% on a constant currency basis) compared to the prior year. The vascular group is the company’s most global business, with international net sales comprising 47% of consolidated net sales of vascular products in 2004.

Endovascular products comprised 56% of 2004 consolidated net sales of vascular products. Consolidated net sales in 2004 of endovascular products increased 47% on a reported basis (40% on a constant currency basis) compared to the prior year. Due to the continued strong performance of the Conquest™ PTA balloon catheter, the company saw strong performance in 2004 from percutaneous transluminal angioplasty (“PTA”) catheter products, the net sales of which grew 55% on a reported basis (50% on a constant currency basis) compared to the prior year. The company’s self-expanding stent line had notable performance in 2004, with net sales growing 56% on a reported basis (48% on a constant currency basis) compared to the prior year with a strong contribution from the ePTFE encapsulated Fluency® stent graft. Net sales of the vena cava filter category grew 88% on a reported basis (87% on a constant currency basis) in 2004 as compared to the prior year, driven by sales of the Recovery® vena cava filter. The Vacora™ vacuum-assisted biopsy device continued to gain momentum in 2004, fueling growth in the biopsy category. The company is driving growth through the combination of Vacora’s unique features and benefits, the company’s leadership presence in the core needle market and the increased call-point focus of the company’s biopsy business unit.

Endovascular products comprised 49% of 2003 consolidated net sales of vascular products. Consolidated net sales in 2003 of endovascular products increased 32% on a reported basis (23% on a constant currency basis) compared to the prior year. Products such as the company’s Conquest™ PTA balloon catheter, Fluency® stent graft, Luminexx® stent, and Recovery® vena cava filter contributed to the growth in this category. The company saw strong performance in 2003 from PTA catheter products, the net sales of which grew over 63% on a reported basis (54% on a constant currency basis) compared to the prior year. The company’s self-expanding stent line grew 36% in 2003 on a reported basis (26% on a constant currency basis) compared to the prior year. The Recovery® vena cava filter was approved for use as a removable device starting in mid 2003, giving clinicians greater flexibility in the use of these filters.

Consolidated net sales in 2004 of electrophysiology products increased 8% on a reported basis (3% on a constant currency basis) compared to the prior year. Consolidated net sales in 2003 of electrophysiology products increased 9% on a reported basis (1% on a constant currency basis) compared to the prior year.

Consolidated net sales in 2004 of graft products increased 12% on a reported basis (8% on a constant currency basis) compared to the prior year. United States net sales in 2004 of graft products grew 8% compared to the prior year.

Consolidated net sales in 2003 of graft products increased 7% on a reported basis (1% on a constant currency basis) compared to the prior year. United States net sales in 2003 of graft products grew 7% compared to the prior year.

Urology Products - Bard markets a wide range of products for the urology market, including basic drainage products, incontinence products and urological specialty products. Consolidated net sales in 2004 of urology products were $493.1 million, an increase of 9% on a reported basis (7% on a constant currency basis) compared to the prior year. United States net sales of urology products represented 72% of consolidated net sales of urology products in 2004 and grew 7% compared to the prior year. International net sales in 2004 of urology products increased 16% on a reported basis (8% on a constant currency basis) compared to the prior year. Consolidated net sales in 2003 of urology products were $451.5 million, an increase of 8% on a reported basis (5% on a constant currency basis) compared to the prior year. United States net sales of urology products represented 74% of consolidated net sales of urology products in 2003 and grew 5% compared to the prior year. International net sales in 2003 of urology products increased 16% on a reported basis (7% on a constant currency basis) compared to the prior year.

Basic drainage products continue to provide a solid foundation for the company’s urology business. Consolidated net sales in 2004 of basic drainage products increased 9% on a reported basis (7% on a constant currency basis) compared to the prior year. Consolidated net sales in 2004 of infection control products grew 17% on a reported and on a constant currency basis compared to the prior year. This growth demonstrates the company’s ability to increase market share with the Bardex® I.C. Foley catheter’s proven record for reducing urinary tract infections. Consolidated net sales in 2003 of basic drainage products increased 7% on a reported basis (5% on a constant currency basis) compared to the prior year. Consolidated net sales in 2003 of infection control products grew 13% on a reported and on a constant currency basis compared to the prior year.

Consolidated net sales in 2004 of urological specialties, which includes brachytherapy products and services, grew 6% on a reported basis (5% on a constant currency basis) compared to the prior year. Consolidated net sales in 2004 of brachytherapy products grew 3% on a reported and on a constant currency basis compared to the prior year. Brachytherapy is a form of prostate cancer treatment in which small radioactive seeds are implanted into the prostate gland to deliver low amounts of radiation over a period of time. The company believes its growth in brachytherapy product sales is favorable to the overall growth in the brachytherapy market. In 2003, the company acquired certain assets of several small brachytherapy distributors and a seed manufacturer. See Note 2 Acquisitions and Divestitures in the notes to consolidated financial statements for further discussion. Consolidated net sales in 2003 of urological specialties grew 8% on a reported basis (5% on a constant currency basis) compared to the prior year. Consolidated net sales in 2003 of brachytherapy products grew 11% on a reported basis (10% on a constant currency basis) compared to the prior year.

Consolidated net sales in 2004 of continence products comprised 14% of consolidated net sales of urology products. Consolidated net sales in 2004 of incontinence products increased 17% on a reported basis (13% on a constant currency basis) compared to the prior year. The company’s surgical incontinence product line continues to provide the momentum in the continence category, with net sales growing 44% on a reported basis (41% on a constant currency basis) compared to the prior year. The company’s Pelvilace™ Transvaginal Tape sling and Pelvisoft® biomesh product for pelvic floor repair were strong contributors. The company’s growth in the female incontinence and vaginal prolapse markets has been offset in part by continued weakness in the Contigen®

collagen implant product line. The anticipated introduction of the new Tegress™ product in 2005, as a result of the company’s acquisition of certain assets of Genyx Medical, Inc. in January 2005, will allow the company to offer an additional tissue bulking treatment alternative and further strengthen Bard’s broad offering of both surgical and less invasive incontinence solutions. See Note 2 Acquisitions and Divestitures in the notes to consolidated financial statements. Consolidated net sales in 2003 of continence products increased 8% on a reported basis (5% on a constant currency basis) compared to the prior year.

Oncology Products - The company’s oncology products include specialty access products used primarily for chemotherapy. On September 30, 2004, the company sold certain assets of its Endoscopic Technologies Division to ConMed. Net sales of the disposed and other endoscopic devices are reported in Oncology Products. The company uses “ongoing net sales” to refer to net sales excluding the net sales of the products that were sold to ConMed. Consolidated ongoing net sales in 2004 of oncology products grew 21% on a reported basis (19% on a constant currency basis) compared to the prior year. United States ongoing net sales in 2004 of oncology products grew 22% compared to the prior year. International ongoing net sales in 2004 of oncology products grew 20% on a reported basis (12% on a constant currency basis) compared to the prior year. Consolidated ongoing net sales in 2003 of oncology products grew 19% on a reported basis (16% on a constant currency basis) compared to the prior year. United States ongoing net sales in 2003 of oncology products grew 16% compared to the prior year. International ongoing net sales in 2003 of oncology products grew 27% on a reported basis (14% on a constant currency basis) compared to the prior year.

Consolidated net sales of specialty access products of $304.9 million comprised 78% of the oncology product group in 2004 and increased 23% on a reported basis (21% on a constant currency basis) compared to the prior year. In 2004, PICCs continue to be the fastest growing products in the specialty access category, with net sales growing 34% on a reported basis (33% on a constant currency basis) compared to the prior year. PICCs are catheters that are placed into a large vein in the arm, allowing clinicians to access a patient’s central venous system for administration of chemotherapeutic agents, antibiotics, intravenous fluids and blood sampling. Contributing to the strong performance in the PICC category in 2004 was the first quarter introduction of the new PowerPICC™ which allows for the injection of contrast media for CT (contrast enhanced computed tomography) scans, eliminating the need to place an additional catheter. The company continues to see the PICC market expand as these products are being used more frequently in place of intravenous catheters. Consolidated net sales in 2004 of dialysis catheters grew 32% on a reported basis (31% on a constant currency basis) compared to the prior year. Consolidated net sales of specialty access products of $247.5 million comprised 74% of the oncology product group in 2003 and increased 20% on a reported basis (17% on a constant currency basis) compared to the prior year. In 2003, PICCs were the fastest growing products in the specialty access category, growing 34% on a reported basis (33% on a constant currency basis) compared to the prior year. In 2003, the company introduced its new Hemosplit® dialysis access catheter with its proprietary split tip design. This catheter entered the market in mid-year and was met with strong demand. Consolidated net sales in 2003 of dialysis catheters grew 32% on a reported basis (30% on a constant currency basis) compared to the prior year.

The enteral feeding devices and other products that remain in the ongoing oncology category following the sale of certain endoscopic products to ConMed totaled $37.9 million and $35.2 million and grew 8% and 11% for the years ended 2004 and 2003, respectively, in each case compared to the prior year.

Surgical Specialty Products - Consolidated net sales in 2004 of surgical specialty products increased 15% on a reported basis (14% on a constant currency basis) compared to the prior year. United States net sales in 2004 of surgical specialty products increased 12% compared to the prior year. International net sales in 2004 of surgical specialty products increased 26% on a reported basis (18% on a constant currency basis) compared to the prior year. Consolidated net sales in 2003 of surgical specialty products increased 19% on a reported basis (17% on a constant currency basis) compared to the prior year. United States net sales in 2003 of surgical specialty products increased 16% compared to the prior year. International net sales in 2003 of surgical specialty products increased 32% on a reported basis (20% on a constant currency basis) compared to the prior year.

The company’s hernia repair product offerings comprised 71% of 2004 consolidated net sales of surgical specialty products. The company’s ventral hernia repair franchise, led by the Ventralex™ and Composix® Kugel® products, was the primary contributor to this category’s growth. Consolidated net sales in 2004 of hernia products grew 18% on a reported basis (16% on a constant currency basis) compared to the prior year. Sales of groin hernia repair products, including the company’s proprietary Perfix® Plug and Kugel® patch, continue to grow faster than the market. Also contributing to the growth in the surgical specialties category was the company’s acquisition of the new Salute® fixation system from Onux Medical, Inc. in mid 2004. The Salute® device is used to attach hernia repair products to host tissue in laproscopic procedures. Consolidated net sales in 2003 of hernia products grew 30% on a reported basis (27% on a constant currency basis) compared to the prior year. In 2003, the company’s hernia product offerings comprised 70% of consolidated net sales of surgical specialty products.

Other Products - The other product group includes irrigation, wound drainage and certain other equipment manufacturers’ products. Consolidated net sales in 2004 of other products were $67.8 million, an increase of 3% on a reported basis (2% on a constant currency basis) compared to the prior year. Consolidated net sales in 2003 of other products were $65.7 million, approximately flat on a reported basis (-1% on a constant currency basis) compared to the prior year.

Costs and Expenses

The company’s costs and expenses consist of costs of goods sold, marketing, selling and administrative expense, research and development expense, interest expense and other (income) expense, net. Costs of goods sold consist principally of the manufacturing and distribution costs of the company’s products. Marketing, selling and administrative expense consists principally of the costs associated with the company’s sales and administrative organizations. Research and development expense consists principally of expenses incurred with respect to internal research and development activities, milestone payments for third-party research and development activities and acquired in-process research and development costs (“IPR&D”) arising from the company’s business development activities. Interest expense consists of interest charges on indebtedness. Other (income) expense, net consists principally of interest income, foreign exchange gains and losses and other items, some of which may impact the comparability of the company’s results of operations between periods.

The following is a summary of major costs and expenses as a percentage of net sales for the years shown:

	2004	2003	2002
Cost of goods sold	39.9%	42.5%	45.7%
Marketing, selling and administrative	31.5%	31.3%	29.6%
Research and development expense	6.7%	6.1%	4.8%
Interest expense	0.8%	0.9%	1.0%
Other (income) expense, net	(3.9)%	3.6%	2.3%

Total costs and expenses	75.0%	84.4%	83.4%

Cost of goods sold - The company’s cost of goods sold as a percentage of net sales for the year ended December 31, 2004 was 39.9%, a reduction of 260 basis points from the cost of goods sold as a percentage of net sales for the year ended December 31, 2003 of 42.5%. As in the prior year, the primary reason for this lower cost of goods sold was manufacturing efficiencies driven by higher production volumes and continuous manufacturing cost improvement projects. The company’s cost of goods sold as a percentage of net sales for the year ended December 31, 2003 was 42.5%, a reduction of 320 basis points from cost of goods sold as a percentage of net sales for the year ended December 31, 2002 of 45.7%.

Marketing, selling and administrative - The company’s marketing, selling and administrative costs as a percentage of net sales for the year ended December 31, 2004 was 31.5%, an increase of 20 basis points from the marketing, selling and administrative costs for the year ended December 31, 2003 of 31.3%. The primary factors in the increased percentage were higher payments under sales compensation plans, the incremental effect of the company’s sales expansion program and increased spending related to the company’s compliance with the internal control requirements of the Sarbanes-Oxley Act of 2002.

The company’s marketing, selling and administrative costs as a percentage of net sales for the year ended December 31, 2003 was 31.3%, an increase of 170 basis points from the marketing, selling and administrative costs for the year ended December 31, 2002 of 29.6%. Executive severance negatively impacted the change in marketing, selling and administrative costs as a percentage of net sales by 40 basis points, ongoing consulting studies related to sales coverage and deployment negatively impacted the change in marketing, selling and administrative costs as a percentage of net sales by 40 basis points and legal expenses related to intellectual property and other commercial matters negatively impacted the change in marketing, selling and administrative costs as a percentage of net sales by 80 basis points.

Research and development expense - Research and development expenses are comprised of expenses related to internal research and development activities, milestone payments for third-party research and development activities and acquired IPR&D costs arising from the company’s business development activities. The components of internal research and development expense include: salary and benefits, allocated overhead and occupancy costs, clinical trial and related clinical manufacturing costs, contract services and milestone payments for third-party research and development. All research and development costs are expensed as incurred. The following table presents the breakdown of the company’s research and development expense:

	2004	2003	2002
	(dollars in millions)
Internally managed research and development	$104.9	$86.4	$61.7
Acquired in-process research and development	6.7	1.0	—

Total research and development expense	$111.6	$87.4	$61.7

Research and development expenditures in 2004 of $111.6 million represented a 27.7% increase over the prior year’s expenditures of $87.4 million. The company has strategically increased funding of research and development activities, with a focus on products and markets that are growing faster than 8%. The company has entered into one product development arrangement resulting in a variable interest entity for which Bard is the primary beneficiary. This arrangement requires consolidation under the provisions of revised Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) of the Financial Accounting Standards Board (“FASB”). For the full year ended December 31, 2004, the company recorded approximately $1.5 million in research and development expense and a corresponding credit in other (income) expense, net for the noncontrolling interest related to this arrangement. For the full year ended December 31, 2004, the company recorded IPR&D expense of $6.7 million related to the acquisition of the assets of Onux, Inc. and the stock of Bridger Biomed, Inc. See Note 2 Acquisitions and Divestitures in the notes to consolidated financial statements.

Research and development expenditures of $87.4 million for the year ended December 31, 2003 represented a 41.7% increase over the prior year’s expenditures of $61.7 million. Included in 2003 internally managed research and development was a $3.0 million payment to Genyx Medical, Inc. related to the development of a second generation urethral bulking agent for stress incontinence. In addition, 2003 internally managed research and development included a $3.0 million payment associated with the company’s PTA catheter development project. The PTA catheter development project relates to the development of several high-pressure PTA balloon catheters. For the full year ended December 31, 2003, the company recorded IPR&D expense of $1.0 million related to the acquisition of the assets of Source Tech Medical, LLC. See Note 2 Acquisitions and Divestitures in the notes to consolidated financial statements.

Interest expense - Interest expense in 2004 was $12.7 million as compared with 2003 interest expense of $12.5 million and 2002 interest expense of $12.6 million.

Other (income) expense, net - The table below presents the components of other (income) expense, net for each of the three years ended December 31.

	2004	2003	2002
	(dollars in thousands)
Interest income	$(8,400)	$(6,600)	$(6,500)
Foreign exchange losses (gains)	900	1,000	(300)
Gain on Endoscopic Technologies asset divestiture	(45,500)	—	—
Legal settlements, net	(1,600)	54,500	(5,000)
Investment gain	(6,200)	—	—
Asset impairments	—	6,100	—
Divisional and manufacturing restructuring	(2,700)	(2,500)	33,700
Merger termination costs	—	(400)	6,200
Noncontrolling interest	(1,500)	—	—
Other, net	1,300	400	500

Total other (income) expense, net	$(63,700)	$52,500	$28,600

Gain on Endoscopic Technologies asset divestiture - Consistent with the company’s stated intention to divest from time to time lines of business in which the company is not able to reasonably attain or maintain a leadership position, the company sold certain assets of its Endoscopic Technologies Division to ConMed for $81.3 million on September 30, 2004 including a post-closing adjustment. The products associated with this sale are used primarily by gastroenterologists for endoscopic procedures. Significant assets of the Endoscopic Technologies Division were retained by the company. Net sales associated with the divested assets were $46 million for the nine-month period ended September 30, 2004 and approximately $54 million in 2003. The company did not separately track the pretax profitability of the disposed assets due to the company’s shared corporate infrastructure and the integration of the disposed assets with assets remaining with the company.

A summary of the book value of the disposed assets is as follows:

(dollars in millions)
Inventories	$11.6
Machinery and equipment, net of depreciation	$3.7
Intangible assets, net of amortization	$3.9
Assumed liabilities	$2.6

As a result of the sale, the company recorded a pretax gain of $45.5 million in other (income) expense, net ($31.1 million after-tax) in 2004.

Legal settlements, net - In the first quarter of 2004, the company settled certain commercial litigation related to the company’s brachytherapy business and reversed $16.0 million ($9.8 million after-tax) of a $58.0 million pretax charge recorded in the fourth quarter of 2003 related to this litigation. In addition, during the first quarter of 2004, the company recorded a $3.9 million pretax charge for an unrelated legal settlement ($2.3 million after-tax). In the second quarter of 2004, the company settled an intellectual property dispute related to certain of the company’s laparoscopic irrigators and recorded a pretax charge of $10.5 million ($6.3 million after-tax).

In the fourth quarter of 2003, the company recorded a pretax charge of $58.0 million ($35.5 million after-tax) for certain commercial litigation related to the company’s brachytherapy business. In addition, during the fourth quarter of 2003, the company reached a settlement on an intellectual property matter and recorded a pretax gain of $3.5 million ($2.1 million after-tax).

In 2002, the company recorded a $5.0 million pretax gain ($3.0 million after tax) for the reversal of a legal accrual which had been established in 1998 in connection with a legal proceeding involving three former Bard employees. The matter was finally concluded by court order in the first quarter of 2002, and, accordingly, the accrual was reversed in that period.

Investment gain - On April 23, 2004, Zimmer Holdings, Inc. announced that it had completed its acquisition of privately-held Implex Corp. (“Implex”) for $98.6 million in cash. Bard held Implex shares at a zero basis and accordingly recorded a $6.2 million pretax gain ($3.7 million after-tax) arising from the company’s cash proceeds associated with this transaction during the second quarter of 2004 . Pursuant to the Implex acquisition agreement, the company may also receive periodic contingent milestone payments based upon performance. In January of 2005, Bard received $3.2 million related to an Implex milestone payment which will be recognized in the first quarter of 2005.

Asset impairments - The majority of the $6.1 million fourth quarter 2003 charge for asset impairments ($3.6 million after tax) related to the company’s pain management pump program. This program was administered internally with regard to marketing and sales and by a third-party partner for manufacture and future product development. For 2003, the company recorded $0.1 million in net sales related to pain management pump products. During the fourth quarter of 2003, the company reassessed the pain management pump program and determined that the program was not meeting the company’s strategic objectives. Based upon this reassessment, the company informed its partner of the company’s termination of the development arrangement. The asset impairment charge related primarily to the write-off of intangible and tangible assets associated with the pain management pump program. In addition to the pain management pump program impairment described above, the company recorded during the fourth quarter of 2003 an additional impairment charge for the assets of a minor product offering. This impairment was triggered by the rapidly declining sales and associated cash flows of this product.

Divisional and manufacturing restructuring - During the first and third quarters of 2002, based upon reviews of administrative, divisional and manufacturing operations, the company’s management, with board approval, committed to certain initiatives to eliminate excess capacity, reduce redundant positions and improve product profitability. These initiatives included the exit from two manufacturing facilities in the United States, one manufacturing facility in Europe and two administrative offices in the United States by the end of 2003. A total of 617 manufacturing, manufacturing support and administrative positions were eliminated at these five locations and elsewhere. The manufacturing initiatives resulted in the consolidation of manufacturing operations into existing facilities in Mexico, Malaysia and the United States.

The company accounted for these initiatives in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” In total, the company recorded pretax charges of $33.7 million ($20.7 million after tax) in other (income) expense, net during 2002 ($9.1 million in the first quarter of 2002 and $24.6 million in the third quarter of 2002).

The table below summarizes the 2002 restructuring charges and associated accruals for the three years ended December 31, 2004.

	Beginning Balance	Cash Paid	Non-cash Charges	12/31/02 Accrual	Cash Paid	Adjustments	12/31/03 Accrual	Cash Paid	12/31/04 Accrual
	(dollars in millions)
Restructuring provisions
Termination benefits	$19.8	$(8.2)	—	$11.6	$(6.8)	$(2.5)	$2.3	$(2.0)	$0.3
Property, plant and equipment impairment	8.1	—	$(8.1)	—	—	—	—	—	—
Lease termination	2.3	—	—	2.3	(0.5)	(0.2)	1.6	(0.3)	1.3
Idle facility costs	3.5	—	(0.3)	3.2	(1.2)	(1.5)	0.5	—	0.5

Total restructuring provisions	$33.7	$(8.2)	$(8.4)	$17.1	$(8.5)	$(4.2)	$4.4	$(2.3)	$2.1

The 2002 termination benefit charge of $19.8 million consisted of severance payments and benefit continuation payments for 617 positions. Lump-sum payments were made throughout 2003. The company recorded a charge of $8.1 million for the impairment of property, plant and equipment. This charge was determined based on the impaired assets’ net book value compared to their estimated fair market value, including estimated proceeds from disposal. The company recorded a charge of $2.3 million for the estimated present value of future non-cancelable lease payments. This charge was estimated based upon the contractual terms of the agreements. The company believes that due to current market conditions sublease revenues are unlikely. The company will attempt to sell the closed facilities and either redeploy or dispose of the associated assets. The company recorded a charge of $3.5 million for idle facility costs for committed operating expenses which were incurred after the closed facilities ceased production but prior to disposition. Through December 31, 2004, the company has eliminated 610 positions and closed all five facilities.

The 2003 accrual reduction of $4.2 million was offset by incremental expense related to the shortfall in the estimated proceeds for the closed manufacturing facilities of approximately $1.7 million. The net adjustment to 2002 divisional and manufacturing restructuring was a $2.5 million pretax gain ($1.6 million after-tax) recorded in other (income) expense, net. In 2004, the company recorded a pretax gain of $2.7 million ($2.6 million after-tax) related to the disposal of a manufacturing facility closed as a result of a prior-year restructuring program.

The pretax operating savings resulting from the company’s restructuring activities are integral to the company’s overall program of continuous manufacturing improvement. Savings are primarily realized through reduced salary expense and greater productivity. In 2002, the company achieved incremental pretax operating savings of approximately $6.9 million from restructuring activities and the company’s ongoing program of manufacturing improvement (approximately $3.7 million in cost of goods sold and approximately $3.2 million in selling, general and administrative expense). These 2002 savings were offset by approximately $1.0 million of pretax transition costs. In 2003, the company achieved overall incremental pretax operating savings of approximately $36.0 million from restructuring activities and the company’s ongoing program of manufacturing improvement (approximately $33.2 million in cost of goods sold and approximately $2.8 million in selling, general and administrative expense). These 2003 savings were offset by approximately $5.2 million of pretax transition costs. Incremental improvements in the company’s operating cash flow have approximated the improvement in the company’s pretax operating savings. With the exception of some ongoing termination benefit payments, the company considers all activities related to this restructuring plan closed.

Merger termination costs - On May 29, 2001, Bard entered into an agreement that provided for the merger of Bard with a subsidiary of Tyco International Ltd. (“Tyco Merger Agreement”). On February 6, 2002, Bard and Tyco agreed to terminate this agreement. Each company agreed to bear its own costs and expenses. Neither company paid a break-up fee. In the first quarter of 2002, the company recorded a pretax charge of $6.2 million ($4.0 million after tax) associated with the termination of the Tyco Merger Agreement. In the fourth quarter of 2003, the company reversed the remaining accruals for termination costs and recorded a pretax gain of $0.4 million ($0.2 million after-tax).

Noncontrolling interest - The company has entered into one product development arrangement with Genyx Medical, Inc. resulting in a variable interest entity for which Bard is the primary beneficiary. This arrangement requires consolidation under the provisions of FIN 46. For the full year ended December 31, 2004, the company recorded approximately $1.5 million in research and development expense and a corresponding credit in other (income) expense, net for noncontrolling interest related to this arrangement.

Taxes - The following is a reconciliation between the effective tax rates and the statutory rates:

	2004	2003	2002
U.S. federal statutory rate	35%	35%	35%
State income taxes, net of federal benefit	1%	1%	2%
Operations taxed at less than U.S. rate	(10)%	(11)%	(11)%
Other, net	1%	—	1%

Effective tax rate	27%	25%	27%

The variability in the company’s effective tax rate between 2004 and 2003 is primarily attributable to the impact of certain commercial litigation related to the company’s brachytherapy business. See Note 11 Other (Income) Expense, Net in the notes to consolidated financial statements.

The company operates in multiple taxing jurisdictions, both within the United States and outside the United States. The company faces audits from these various tax authorities regarding the amount of taxes due. Such audits can involve complex issues and may require an extended period of time to resolve. The company’s U.S. federal tax filings have been examined by the Internal Revenue Service (“IRS”) for calendar years ending prior to 1996. All differences arising from those audits have been resolved and settled. The company is currently under examination by the IRS for the 1996 through 1999 calendar years. The company’s U.K. affiliates’ tax filings have been examined by Inland Revenue in the United Kingdom for tax years ending prior to 1999. All differences arising from these audits have been resolved and settled. The company’s U.K. affiliates’ tax filings are currently under examination by Inland Revenue in the United Kingdom for the 1999 through 2002 tax years.

Net Income and Earnings Per Share

Bard reported 2004 consolidated net income of $302.8 million, an increase of 80% over 2003 consolidated net income of $168.5 million. Bard reported 2004 diluted earnings per share of $2.82, an increase of 76% over 2003 diluted earnings per share of $1.60.

Bard reported 2003 consolidated net income of $168.5 million, an increase of 9% over 2002 consolidated net income of $155.0 million. Bard reported 2003 diluted earnings per share of $1.60, an increase of 9% over 2002 diluted earnings per share of $1.47.

As described above under other (income) expense, net, certain events in 2004, 2003 and 2002 impact the comparability of the company’s results of operations between periods.

Stock Split

Stock Split - On April 21, 2004, the company announced that its Board of Directors approved a 2-for-1 stock split, which was effected in the form of a 100 percent stock dividend. The dividend was distributed on May 28, 2004 to shareholders of record as of May 17, 2004. All earnings per share amounts and dividend per share amounts within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” have been restated to reflect the stock split.

Liquidity and Capital Resources

The company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Significant factors affecting the management of liquidity are: cash flows generated from operating activities, capital expenditures, investments in businesses and technologies, cash dividends and common stock repurchases. Cash provided from operations continues to be the company’s primary source of funds. Should it be necessary, the company believes it could borrow adequate funds at competitive terms. The table below summarizes liquidity measures for Bard for the years ended December 31, 2004, 2003 and 2002.

	2004	2003	2002
	(dollars in millions)
Cash	$15.1	$29.0	$23.1
Cash equivalents	525.7	388.4	350.6
Short-term investments	4.6	4.6	9.5

Subtotal	$545.4	$422.0	$383.2

Working capital	$663.7	$453.2	$441.1

Current ratio	2.70/1	2.07/1	2.39/1

Net cash position	$393.9	$253.9	$230.1

Short-term investments that have original maturities of ninety days or less are considered cash equivalents. Working capital is defined as current assets less current liabilities. Current ratio is defined as the ratio of current assets to current liabilities. Net cash position is defined as cash, cash equivalents and short-term investments less total debt. Substantially all of the company’s cash equivalents and short-term investments are held by wholly or majority-owned foreign subsidiaries and are invested in highly rated, liquid investments including time deposits and money funds. Should it be necessary, these investments could be repatriated back to the United States resulting in additional United States income taxes. In October 2004, the American Jobs Creation Act (“AJCA”) was signed into law. The AJCA creates a temporary incentive for the company to repatriate accumulated foreign earnings in the form of an elective 85% dividends received deduction for certain dividends from controlled foreign corporations. The company may elect to apply this provision in 2005. The company has begun evaluating the effects of the repatriation provision and expects to complete this evaluation within a reasonable period of time. Based on the company’s analysis to date, the range of possible amounts being considered for repatriation is between zero and $750 million. The related potential range of income tax is between zero and $55 million. Notwithstanding the potential impact of AJCA, the company believes that its domestic cash needs can be satisfied with domestic operating cash flows and additional borrowings if required.

The following table provides cash flow data for the years ended December 31, 2004, 2003 and 2002.

	2004	2003	2002
	(dollars in millions)
Net cash provided by operating activities	$277.2	$263.6	$261.6

Net cash used in investing activities	$(86.9)	$(185.6)	$(54.4)

Net cash used in financing activities	$(88.1)	$(55.1)	$(103.7)

Operating activities - During 2004, the company generated $277.2 million cash flow from operations, $13.6 million more than the cash flow from operations reported in 2003. During 2003, the company generated $263.6 million cash flow from operations, $2.0 million more than the cash flow from operations reported in 2002. In 2004, net income of $302.8 million increased $134.3 million over net income reported in 2003. In 2003, net income of $168.5 million increased $13.5 million over net income reported in 2002. Adjustments to reconcile net income to net cash provided by operating activities were $(25.6) million, $95.1 million and $106.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. Depreciation expense was approximately $32.7 million in 2004, $29.9 million in 2003 and $27.7 million in 2002. Amortization expense was approximately $22.0 million in 2004, $14.8 million in 2003 and $14.6 million in 2002.

Investing activities - During 2004, the company used $86.9 million in cash for investing activities, $98.7 million less than investing activities reported in 2003. During 2003, the company used $185.6 million in cash for investing activities, $131.2 million more than investing activities reported in 2002. Consistent with the company’s stated intention to divest, from time to time, lines of business in which the company is not able to reasonably attain or maintain a leadership position, the company sold certain assets of its Endoscopic Technologies Division to ConMed for $81.3 million on September 30, 2004 including a purchase price adjustment. Capital expenditures amounted to $74.0 million, $72.1 million and $41.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. Capital expenditures in 2004 and 2003 are higher than 2002 capital expenditures due to the ongoing implementation of the company’s enterprise-wide software platform, the construction of a consolidated domestic distribution center and expansions at several manufacturing facilities. The company expects capital expenditures to be approximately $100 million in 2005 as additional investments will be made in information technology systems and manufacturing facilities. The company spent approximately $104.4 million in 2004, $115.0 million in 2003 and $13.4 million in 2002 for the acquisition of businesses, patents, trademarks, purchase rights and other related items to augment its existing product lines. These cash expenditures were financed primarily with cash from operations and short-term borrowings.

Financing activities - During 2004, the company used $88.1 million in cash for financing activities, $33.0 million more than financing activities reported in 2003. During 2003, the company used $55.1 million in cash for financing activities, $48.6 million less than financing activities reported in 2002. Cash flow related to financing activities included changes in borrowings, equity proceeds related to option exercises, repurchases of company common stock and dividend payments. Total debt was $151.5 million, $168.1 million and $153.1 million at December 31, 2004, 2003 and 2002, respectively. The increase in total debt in 2003 was primarily the result of purchases of businesses and technologies and increased capital spending and was financed with commercial paper. Total debt to total capitalization was 10.0%, 13.8% and 14.8% at December 31, 2004, 2003 and 2002, respectively. On December 11, 2002, the company’s Board of Directors approved the repurchase of 5,000,000 shares of the company’s common stock. In 2004, the company spent approximately $85.9 million to purchase 1,275,000 shares. In 2003, the company spent approximately $59.4 million to purchase 886,700 shares. In 2002, the company spent approximately $71.7 million to purchase 1,340,900 shares. At December 31, 2004, a total of 3,350,800 shares remain under the company’s share repurchase authorization. The company paid cash dividends of $0.47 per share in 2004, $0.45 per share in 2003 and $0.43 per share in 2002. The 2004 payment marked the 33rd consecutive year in which Bard has increased its annual dividend payout to shareholders.

The company maintains a commercial paper program and a committed credit facility that supports the company’s commercial paper program. The committed facility may also be used for general corporate purposes. The committed credit facility in the amount of $400.0 million matures in May of 2009. A pricing grid based on the company’s long-term credit ratings determines interest rates and facility fees for the facility. The facility does not require compensating balances. There were no commercial paper borrowings at December 31, 2004. The maximum amount of commercial paper outstanding during 2004 was approximately $88.0 million with an average outstanding balance of $34.0 million and an effective interest rate of 1.39%. At December 31, 2003 commercial paper borrowings totaled $15.7 million. There were no commercial paper borrowings at December 31, 2002. Certain of the company’s debt agreements contain customary representations, warranties and default provisions as well as restrictions that, among other things, require the maintenance of a minimum ratio of operating cash flow to interest expense and limit the amount of debt that the company may have outstanding. As of December 31, 2004, the company was in compliance with all such covenants.

The company has $150.0 million of unsecured notes outstanding at December 31, 2004. The notes mature in 2026 and pay a semi-annual coupon of 6.70%. The coupon interest closely approximates the effective annual cost of the notes. The 6.70% notes due 2026 may be redeemed at the option of the note holder on December 1, 2006, at a redemption price equal to the principal amount. Assuming these notes are held to maturity, the market value of the notes approximates $168.1 million at December 31, 2004.

At December 31, 2004, the company’s long-term debt was rated “BBB+” by Standard and Poor’s and “Baa2” by Moody’s and the company’s commercial paper ratings were “A-2” by Standard and Poor’s and “P-2” by Moody’s. This overall financial strength gives Bard sufficient financing flexibility.

Commitments and Contingencies

Presented below is a summary of contractual obligations and other commercial commitments.

Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	5+ Years
	(dollars in millions)
Forward contracts	$27.6	$27.6	—	—	—
Total debt	151.5	0.1	$0.6	$0.8	$150.0
Capital lease obligations	0.2	0.1	0.1	—	—
Operating lease obligations	56.2	16.6	18.2	8.6	12.8
Acquisition and investment milestones	92.8	83.4	9.4	—	—
Unconditional purchase obligations	40.7	34.7	6.0	—	—
Other contractual obligations	45.5	26.3	15.4	3.7	0.1

	$414.5	$188.8	$49.7	$13.1	$162.9

Forward currency agreements - The company periodically enters into forward contracts and purchases options to reduce its exposure to fluctuations in currency values. See Note 6 Derivative Instruments in the notes to consolidated financial statements. The table above includes forward currency agreements, which obligate the company for the forward purchase of currencies in which the company has known or anticipated sales or payments. Because these forward currency agreements were entered into as hedges, these obligations will be funded by the underlying hedged item.

Total debt - Total debt was $151.5 million at December 31, 2004, down $16.6 million from December 31, 2003. Total debt was $168.1 million at December 31, 2003, up $15.0 million from December 31, 2002. Total debt to total capitalization was 10.0% at December 31, 2004. Total debt to total capitalization was 13.8% at December 31, 2003.

Operating lease obligations - The company is committed under noncancelable operating leases involving certain facilities and equipment.

Acquisition and investment milestones - The company enters into various acquisition and investment arrangements, including research and development arrangements, product and intellectual property acquisitions and business combinations. In connection with some of these activities, the company agrees to make payments to third parties when milestones are achieved, such as the achievement of research and development targets, receipt of regulatory approvals or achievement of performance or operational targets. Such payments, when made, are allocated to specific intangible asset categories, assigned to excess of cost over net assets acquired or charged to research and development, depending on the nature of the arrangement. The most significant of these arrangements are described below and assume all milestones will be achieved and payments made.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years
	(dollars in millions)
Urethral Bulking Agent Project	$53.5	$53.5	—
Vacora™ Vacuum Assisted Biopsy Device Project	10.5	10.5	—
PTA Catheter Development Project	5.0	5.0	—
Bridger anniversary payments	16.2	8.1	$8.1
All other under $6 million	7.6	6.3	1.3

Total	$92.8	$83.4	$9.4

The Urethral Bulking Agent Project relates to the development of a new urethral bulking agent for stress urinary incontinence by Genyx Medical, Inc. (“Genyx”). The agreement provided Bard with the right but not the obligation to acquire certain assets of Genyx contingent upon Genyx achieving FDA approval for the bulking agent. On January 12, 2005, Bard announced that it had acquired the agreed-upon assets of Genyx. This transaction will be recorded in the first quarter of 2005. The company anticipates that the $53.5 million payment will be recorded as an intangible asset. See Note 2 Acquisitions and Divestitures in the notes to consolidated financial statements.

Vacora™ Vacuum Assisted Biopsy Device Project related to the company’s acquisition of the intellectual property assets related to this product in the third quarter of 2003. Included in the company’s acquisition of these assets is one remaining anniversary payment of $10.5 million payable in 2005.

The PTA Catheter Development Project relates to the development of several high-pressure, PTA balloon catheters. The milestones relate primarily to intangible assets. Due to the contingent nature of these milestones, management is unable to assess the likelihood of these milestones being achieved. The company has estimated the possible timing of these milestones and related payments.

Bridger anniversary payments - On June 30, 2004, the company acquired the stock of Bridger Biomed, Inc., a supplier of components for the company’s soft tissue repair franchise. The acquisition agreement called for a cash payment of $8.1 million plus two anniversary payments of $8.1 million payable on the eighteenth and thirty-sixth month anniversaries of the transaction and the assumption of certain liabilities. These anniversary payments are recorded in accrued expenses and other long-term liabilities.

Unconditional purchase obligations - The company’s business creates a need to enter into commitments with suppliers. In accordance with accounting principles generally accepted in the United States, these unconditional purchase obligations are not reflected in the accompanying consolidated balance sheets. These inventory purchase commitments do not exceed the company’s projected requirements over the related terms and are in the normal course of business.

Other contractual obligations - Other contractual obligations pertain primarily to project-related commitments.

Pension Obligations - The company’s objective in funding its domestic tax-qualified plan is to accumulate funds sufficient to provide for all benefits and to satisfy the minimum contribution requirements of ERISA. Outside the United States, the company’s objective is to fund the international retirement costs over time within the limits of minimum requirements and allowable tax deductions. The company’s annual funding decisions also take into account each tax-qualified plan’s return compared to the plan’s corresponding expense and the extent to which each tax-qualified plan’s accumulated benefit obligation exceeds its corresponding funded status. In 2004, the company made voluntary contributions of $10.0 million to the company’s U.S. tax-qualified plan and $1.7 million to the company’s non-U.S. tax-qualified plans. In 2003, the company made voluntary contributions of $10.0 million to the company’s U.S. tax-qualified plan and $7.7 million to the company’s non-U.S. tax-qualified plans. The company will consider the factors identified above in determining its 2005 pension funding. The nonqualified noncontributory defined benefit pension plans include supplemental plans which are generally not funded.

Legal Matters - On March 16, 2004, Rochester Medical Corporation, Inc., filed a complaint against the company, another manufacturer and two group purchasing organizations under the caption Rochester Medical Corporation, Inc. v. C. R. Bard, Inc., et al. (Civil Action No. 304 CV 060, United States District Court, Eastern District of Texas). The plaintiff alleges that the company and the other defendants conspired to exclude it from the market and to maintain the company’s market share by engaging in a variety of conduct in violation of state and federal antitrust laws. The plaintiff also has asserted claims for business disparagement, common law conspiracy and tortious interference with business relationships. The plaintiff seeks injunctive relief and money damages in an unspecified amount. The company intends to defend this matter vigorously. Because the litigation is in a preliminary stage, the company cannot assess the likelihood of an adverse outcome or determine an estimate, or a range of estimates, of potential damages. The company cannot give any assurances that this matter will not have a material adverse impact on the company’s results of operations in a future period or the company’s financial condition.

New Accounting Pronouncements - In December 2004, the FASB issued Statement 123R, “Share-Based Payment,” (“Statement 123R”) to be effective for interim or annual periods beginning after June 15, 2005, thereby becoming effective for Bard in the third quarter of 2005. Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as an operating expense in the income statement. The cost is recognized over the requisite service period based on fair values measured on grant dates. The new standard may be adopted using either the modified prospective transition method or the modified retrospective method. The company is currently evaluating its share-based employee compensation programs, the potential impact of this statement on our consolidated financial position and results of operations and the alternative adoption methods.

Management’s Use of Non-GAAP Measures - “Net sales on a constant currency basis” and “ongoing net sales” are non-GAAP financial measures. The company analyzes net sales on a constant currency and ongoing basis to better measure the comparability of results between periods. Because changes in foreign currency exchange rates have a non-operating impact on net sales, the company believes that evaluating growth in net sales on a constant currency basis provides an additional and meaningful assessment of net sales. Constant currency growth rates are calculated by translating the prior year’s local currency sales by the current period’s exchange rate. Constant currency growth rates are not indicative of changes in corresponding cash flows. During 2004, the company disposed of certain assets, the net sales of which are reported in the Oncology Products group. The company believes that evaluating growth in net sales of the products from assets which were not sold, or ongoing net sales, provides an additional and meaningful assessment of net sales of the product group. The limitation of these non-GAAP measures is that they may exclude items that impact actual GAAP results. All non-GAAP financial measures are intended to supplement the applicable GAAP disclosures and should not be viewed as a replacement for GAAP results.

Critical Accounting Policies - The preparation of financial statements requires the company’s management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The SEC recently issued guidance for “critical accounting policies”. The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. The following is not intended to be a comprehensive list of all of the company’s accounting policies. The company’s significant accounting policies are more fully described in the company’s notes to consolidated financial statements. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The critical accounting policies described below are areas in which management’s judgment in selecting an available alternative might produce a materially different result.

Revenue recognition - The company recognizes product revenue, net of discounts and rebates, when persuasive evidence of a sales arrangement exists, title and risk of loss has transferred, the buyer’s price is fixed or determinable, contractual obligations have been satisfied and collectibility is reasonably assured. Unless agreed otherwise, the company’s terms with domestic distributors provide that title and risk of loss passes F.O.B. origin. Certain sales to domestic and European distributors are F.O.B. destination. For arrangements where the company’s terms state F.O.B. destination, the company records sales on this basis. In the case of consignment inventories, revenues and associated costs are recognized upon the notification of usage by the customer.

Inventories - Inventories are stated at the lower of cost or market. For most domestic divisions cost is determined using the last-in-first-out (“LIFO”) method. For all other inventories cost is determined using the first-in-first-out (“FIFO”) method. Due to changing technologies and cost containment the difference between the inventory valuation under the LIFO method and the FIFO method is not significant.

Legal reserve estimates - The company is at times involved in legal actions, the outcomes of which are not within the company’s complete control and may not be known for prolonged periods of time. In some cases, the claimants seek damages, as well as other relief, which, if granted, could require significant expenditures. A liability is recorded in the company’s consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements.

Tax estimates - The company operates in multiple taxing jurisdictions, both within the United States and outside the United States. The company faces audits from these various tax authorities regarding the amount of taxes due. Such audits can involve complex issues and may require an extended period of time to resolve. The company’s U.S. federal tax filings have been examined by the Internal Revenue Service (“IRS”) for calendar years ending prior to 1996. All differences arising from those audits have been resolved and settled. The company is currently under examination by the IRS for the 1996 through 1999 calendar years. The company’s U.K. affiliates’ tax filings have been examined by Inland Revenue in the United Kingdom for tax years ending prior to 1999. All differences arising from these audits have been resolved and settled. The company’s U.K.

affiliates’ tax filings are currently under examination by Inland Revenue in the United Kingdom for the 1999 through 2002 tax years.

Management believes that the company has filed tax returns with positions that may be challenged by the tax authorities. These positions relate to, among others, the allocation and/or recognition of income on intercompany transactions, the timing and amount of deductions and the tax treatment related to acquisitions and divestitures. Although the outcome of tax audits is uncertain, in management’s opinion, adequate provisions for income taxes have been made for potential liabilities resulting from such matters. Management believes that the ultimate outcome of these matters will not have a material impact on the company’s financial condition or liquidity but may be material to the income tax provision and net income in a reporting period.

Allowance for Doubtful Accounts, Customer Rebates and Inventory Writedowns - Management makes estimates of the uncollectibility of the company’s accounts receivable, amounts that are rebated to specific customers in accordance with contractual requirements and inventory adjustments to reflect inventory valuation at the lower of cost or market. In estimating the reserves necessary for the allowance for doubtful accounts, management considers historical bad debt trends, customer concentrations, customer creditworthiness and current economic trends. The company establishes an allowance for doubtful accounts for estimated amounts that are uncollectible from customers. In estimating the allowance for customer rebates, management considers the lag time between the point of sale and the payment of the customer’s rebate claim, customer specific trend analysis and contractual commitments including the stated rebate rate. The company establishes an allowance for customer rebates and reduces sales for such rebate amounts. In estimating the allowance for inventory writedowns, management considers product obsolescence, quantity on hand, future demand for the product and other market-related conditions. The company records an allowance for inventory writedowns when such conditions cause the inventory market value to be below carrying value. The company records such adjustments to cost of sales in the period the condition exists.

It is possible that the underlying factors discussed above for the allowance for doubtful accounts, customer rebates and inventory writedowns could change. Depending on the extent and nature of the change to the underlying factors, the impact to the company’s financial position and results of operations could be material in the period of change.

Valuation of IPR&D, Goodwill and Intangible Assets - When the company acquires another company, the purchase price is allocated, as applicable, between IPR&D, other identifiable intangible assets, tangible assets and goodwill as required by generally accepted accounting principles in the United States. IPR&D is defined as the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use. Determining the portion of the purchase price allocated to IPR&D and other intangible assets requires the company to make significant estimates. The amount of the purchase price allocated to IPR&D and other intangible assets is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods. For IPR&D, these methodologies include consideration of the risk of the project not achieving commercial feasibility.

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets, including IPR&D, of the acquired businesses. Goodwill is tested for impairment annually, or more frequently if changes in circumstances or the occurrence of events suggest an impairment exists. The test for impairment requires the company to make several estimates about fair value, most of which are based on projected future cash flows. The company’s estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on the company’s consolidated balance sheets and the judgment required in determining fair value amounts, including projected future cash flows.

Intangible assets consist primarily of patents, other intellectual property and distribution rights, which are amortized using the straight-line method over their estimated useful lives, ranging from 8 to 19 years. The company reviews these intangible assets for impairment annually or as changes in circumstances or the occurrence of events suggest the remaining value is not recoverable.

Pension Plans - The company sponsors pension plans covering substantially all domestic employees and certain foreign employees who meet eligibility requirements. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by the company, within certain guidelines. In addition, the company’s actuarial consultants also use subjective factors, such as withdrawal and mortality rates to estimate these factors. The actuarial assumptions used by the company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of the participants. These differences may have a significant effect on the amount of pension expense recorded by the company.

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained herein or in other company documents and certain statements that may be made by management of the company orally may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “forecast,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to product approvals, future performance of current and anticipated products, sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results.

In addition, there are substantial risks inherent in the medical device business. The company’s business involves the design, development, manufacture, packaging, distribution and sale of life-sustaining medical devices. These devices are often utilized on, or permanently or temporarily implanted in, seriously ill patients in clinically demanding circumstances, such as operating rooms, emergency units, intensive care and critical care settings, among others. These circumstances among other factors, can cause the products to become associated with adverse clinical events, including patient mortality and injury, and could lead to product liability claims and other litigation, product withdrawals, recalls, field actions or other regulatory enforcement actions relating to one or more of the company’s products, any of which could have a material adverse effect on our business.

Because actual results are affected by these and other risks and uncertainties, the company cautions investors that actual results may differ materially from those expressed or implied. It is not possible to predict or identify all risks and uncertainties, but the most significant factors, in addition to those addressed above, that could cause the actual results to differ materially from those expressed or implied include, but are not limited to:

Effective management of and reaction to risks involved in our business, including:

•	the ability to achieve manufacturing or administrative efficiencies, including gross margin benefits from our manufacturing process and supply chain programs as a result of the company’s restructuring, or in connection with the integration of acquired businesses,

•	the ability to complete planned clinical trials successfully, to develop and obtain approval for products on a timely basis and to launch products on a timely basis within cost estimates,

•	the ability to identify appropriate companies, businesses and technologies as potential acquisition candidates, to consummate and integrate such transactions or to obtain agreements with favorable terms,

•	the reduction in the number of procedures using our devices caused by cost-containment pressures or preferences for alternate therapies,

•	the ability to maintain or increase research and development expenditures,

•	the uncertainty of whether increased research and development expenditures and sales force expansion will result in increased sales,

•	the ability to maintain our effective tax rate and uncertainty related to tax appeals and litigation,

•	the ability to obtain appropriate levels of product liability insurance on reasonable terms,

•	the risk that the company may not successfully implement its new ERP information system, which could adversely affect the company’s results of operations in future periods or its ability to meet the ongoing requirements of Section 404 of the Sarbanes-Oxley Act of 2002,

•	internal factors, such as retention of key employees, including sales employees, and changes in business strategies,

•	the effects of negative publicity concerning our products, which could reduce market or governmental acceptance of our products and which could result in decreased product demand or product withdrawal,

•	the ability to achieve earnings forecasts, which are generated based, among other things, on projected volumes and sales of many product types, some of which are more profitable than others,

•	damage to a company facility, which could render the company unable to manufacture a particular product (as the company may utilize only one manufacturing facility for certain of its major products) and may require the company to reduce the output of products at the damaged facility thereby making it difficult to meet product shipping targets and

•	the potential impairment of goodwill and intangible assets of the company resulting from insufficient cash flow generated from such assets specifically, or our business more broadly, so as to not allow the company to justify the carrying value of the assets.

Competitive factors, including:

•	the trend of consolidation in the medical device industry as well as among our customers, resulting in potentially greater pricing pressures and more significant, complex and long-term contracts than in the past, both in the United States and abroad,

•	development of new products or technologies by competitors having superior performance compared to our current products or products under development,

•	technological advances, patents and registrations obtained by competitors that would have the effect of excluding the company from new market segments or preventing the company from selling a product or including key features in the company’s products and

•	attempts by competitors to gain market share through aggressive marketing programs.

Difficulties and delays inherent in the development, manufacturing, marketing and sale of medical products, including:

•	lengthy and costly regulatory approval processes, which may result in lost market opportunities,

•	delays or denials of, or grants of low levels of reimbursement for, procedures using newly developed products,

•	the suspension or revocation of authority to manufacture, market or distribute existing products,

•	the imposition of additional or different regulatory requirements, such as those affecting manufacturing and labeling,

•	performance, efficacy or safety concerns for existing products, whether scientifically justified or not, that may lead to product recalls, withdrawals, litigation or declining sales, including adverse events relating to the company’s vena cava filters,

•	the failure to obtain, limitations on the use of or the loss of patent and other intellectual property rights, and the failure of efforts to protect our intellectual property rights against infringement and legal challenges that can increase our costs,

•	difficulties obtaining necessary components used in the company’s products and/or price increases from the company’s suppliers of critical components and

•	customers that may limit the number of manufacturers or vendors from which they will purchase products, which can result in the company’s exclusion from large hospital systems, integrated delivery networks or group purchasing organization contracts.

Governmental action, including:

•	impact of continued health care cost containment,

•	new laws and judicial decisions related to health care availability, payment for health care products and services or the marketing and distribution of products, including legislative or administrative reforms to the United States Medicare and Medicaid systems or other United States or international reimbursement systems in a manner that would significantly reduce reimbursements for procedures that use the company’s products,

•	changes in the FDA and foreign regulatory approval processes that may delay or prevent the approval of new products and result in lost market opportunity,

•	the impact of more vigorous compliance and enforcement activities affecting the industry in general or the company in particular,

•	changes in the tax or environmental laws affecting our business and

•	compliance costs and potential penalties and remediation obligations in connection with regulations regarding air emissions, waste water discharges and solid waste.

Legal disputes, including:

•	disputes over intellectual property rights,

•	product liability claims,

•	claims asserting securities law violations,

•	claims asserting violations of federal law in connection with Medicare and/or Medicaid reimbursement,

•	derivative shareholder actions,

•	claims asserting antitrust violations and

•	environmental matters, including the risk of accidental contamination or injury from the use of hazardous materials in the company’s manufacturing, sterilization and research activities and the potential for the company to be held liable for any resulting damages.

General economic conditions, including:

•	international and domestic business conditions,

•	political instability in foreign countries,

•	interest rates,

•	foreign currency exchange rates and

•	changes in the rate of inflation.

Other factors beyond our control, including catastrophes, both natural and man-made, earthquakes, floods, fires, explosions, acts of terrorism or war.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Bard operates on a global basis and therefore is subject to the exposures that arise from foreign exchange rate fluctuations. The company manages these exposures using operational and economic hedges as well as derivative financial instruments. The company’s foreign currency exposures may change over time as changes occur in the company’s international operations. The company’s objective in managing its exposures to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with assets, liabilities, net investments and probable commitments denominated in foreign currencies. In order to reduce the risk of foreign currency exchange rate fluctuations, the company will from time to time enter into derivative financial instruments to hedge a portion of its expected foreign currency denominated cash flow from operations. The instruments that the company uses for hedging are forward contracts and options with major financial institutions. The company expects that the changes in fair market value of such contracts will have a high correlation to the price changes in the related hedged cash flow. The principal currencies the company hedges are the Euro, the Mexican Peso and the Japanese Yen. Any gains and losses on these hedge contracts are expected to offset changes in the value of the related exposure. Bard’s risk management guidelines prohibit entering into financial instruments for speculative purposes. The company enters into foreign currency transactions only to the extent that foreign currency exposure exists. A sensitivity analysis of changes in the fair value of all foreign exchange derivative contracts at December 31, 2004 indicates that if the U.S. dollar uniformly strengthened by 10% against all currencies, the fair value of these contracts would decrease by $1.4 million, and if the U.S. dollar uniformly weakened by 10% against all currencies, the fair value of these contracts would increase by $2.9 million. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.

In December 1996, the company issued $150.0 million of 6.70% notes due 2026. These notes may be redeemed at the option of the note holders on December 1, 2006, at a redemption price equal to the principal amount. Assuming these notes are held to maturity, the market value of the notes approximates $168.1 million at December 31, 2004. Assuming a 100 basis point increase or decrease in U.S. interest rates and assuming that the notes are held to maturity, the market value of the notes would approximate $150.4 million and $191.0 million, respectively, on December 31, 2004.

MANAGEMENT’S ANNUAL REPORT ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

With respect to the scope of this report, in accordance with FIN 46, the company consolidated financial information related to Genyx Medical, Inc., a variable interest entity, in 2004. While the company’s consolidated financial statements include the accounts of the variable interest entity, management has been unable to assess the effectiveness of internal control over financial reporting at that entity since the company does not have the ability to dictate or modify the controls of Genyx Medical, Inc. and does not have the ability, in practice, to assess those controls. As a result, the company’s conclusion regarding the effectiveness of its internal control over financial reporting as of December 31, 2004 does not include an assessment of the internal controls of Genyx Medical, Inc., which is associated with total assets of $27.4 million, liabilities of $11.7 million and research and development expenses of $1.5 million included in the consolidated financial statements of the company as of December 31, 2004.

Based on our assessment and those criteria, subject to the foregoing, management believes that the company maintained effective internal control over financial reporting as of December 31, 2004.

The company’s registered public accounting firm has issued an attestation report on management’s assessment of the company’s internal control over financial reporting. That report appears on page II-27.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

C. R. Bard, Inc.:

We have audited the accompanying consolidated balance sheets of C. R. Bard, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ investment, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of C. R. Bard, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of C. R. Bard, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, C. R. Bard, Inc. adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” in 2004.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of C. R. Bard, Inc.’s internal control over financial reporting as of December 31, 2004, based on “criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO),” and our report dated February 24, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting. This report includes an explanatory paragraph stating that management excluded from its assessment of the effectiveness of C. R. Bard, Inc.’s internal control over financial reporting as of December 31, 2004, Genyx Medical, Inc.’s internal control over financial reporting associated with total assets of $27.4 million, total liabilities of $11.7 million and research and development expenses of $1.5 million.

/s/ KPMG LLP

Short Hills, New Jersey

February 24, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

C. R. Bard, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting that C. R. Bard, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on “criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”. C. R. Bard, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of C. R. Bard, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statement.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatement. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that C. R. Bard, Inc. maintained effective control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on “criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”. Also, in our opinion, C. R. Bard, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on “criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”.

C. R. Bard, Inc. consolidated financial information related to Genyx Medical, Inc., a variable interest entity in 2004. While the company’s consolidated financial statements include the accounts of the variable interest entity, management has been unable to assess the effectiveness of internal control over financial reporting at that entity since C. R. Bard, Inc. does not have the ability to dictate or modify the controls of Genyx Medical, Inc. and does not have the ability, in practice, to assess those controls. As a result, C. R. Bard, Inc.’s conclusion regarding the effectiveness of its internal control over the financial reporting as of December 31, 2004, does not include an assessment of the internal controls of Genyx Medical, Inc., which is associated with total assets of $27.4 million, liabilities of $11.7 million and research and development expenses of $1.5 million included in the consolidated financial statements of the company as of December 31, 2004. Our audit of internal control over financial reporting of C. R. Bard, Inc. also excluded an evaluation of the internal control over financial reporting of Genyx Medical, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of C. R. Bard, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ investment, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated February 24, 2005 expressed an unqualified opinion on those consolidated financial statements.

As discussed in Note 1 to such consolidated financial statement, the company adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” in 2004.

/s/    KPMG LLP

Short Hills, New Jersey

February 24, 2005

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars and shares in thousands except per share amounts)

	For the Years Ended December 31,
	2004	2003	2002
Net sales	$1,656,100	$1,433,100	$1,273,800

Costs and expenses:
Cost of goods sold	660,300	609,400	582,700
Marketing, selling and administrative expense	521,000	448,100	377,200
Research and development expense	111,600	87,400	61,700
Interest expense	12,700	12,500	12,600
Other (income) expense, net	(63,700)	52,500	28,600

Total costs and expenses	1,241,900	1,209,900	1,062,800

Income before tax provision	414,200	223,200	211,000

Income tax provision	111,400	54,700	56,000

Net income	$302,800	$168,500	$155,000

Basic earnings per share	$2.90	$1.63	$1.49

Diluted earnings per share	$2.82	$1.60	$1.47

Weighted average common shares outstanding - basic	104,400	103,400	104,000

Weighted average common shares outstanding - diluted	107,200	105,200	105,600

The accompanying notes to consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT

(dollars in thousands except share and per share amounts)

	Common Stock		Capital In Excess Of Par Value	Retained Earnings	Accumulated Other Comp. Inc/(Loss)	Unearned Compensation	Total
	Shares	Amount

Balance at December 31, 2001	52,383,718	$13,100	$261,700	$602,100	$(76,400)	$(11,800)	$788,700
Net Income				155,000			155,000
Change in derivative instruments designated as cash flow hedges (net of $0.1 taxes)					(300)		(300)
Foreign currency translation adjustment					25,400		25,400
Minimum pension liability (net of $1.4 taxes)					(3,200)		(3,200)

Total comprehensive income				155,000	21,900		176,900
Cash dividends ($0.86 per share)				(45,000)			(45,000)
Issuance of common stock	560,018	100	20,600			(3,100)	17,600
Purchases of common stock for treasury	(1,340,900)	(300)		(71,400)			(71,700)
Tax benefit relating to incentive stock options and employee stock purchase plans			4,000				4,000
Amortization of deferred compensation						9,900	9,900

Balance at December 31, 2002	51,602,836	$12,900	$286,300	$640,700	$(54,500)	$(5,000)	$880,400

Net income				168,500			168,500
Available for sale securities (net of $0.5 taxes)					900		900
Change in derivative instruments designated as cash flow hedges (net of $0.6 taxes)					(1,200)		(1,200)
Foreign currency translation adjustment					51,700		51,700
Minimum pension liability (net of $1.4 taxes)					3,200		3,200

Total comprehensive income				168,500	54,600		223,100
Cash dividends ($0.90 per share )				(46,800)			(46,800)
Issuance of common stock	1,038,735	200	47,000			(14,700)	32,500
Purchases of common stock for treasury	(886,700)	(200)		(59,200)			(59,400)
Tax benefit relating to incentive stock options and employee stock purchase plans			5,400				5,400
Amortization of deferred compensation						10,500	10,500

Balance at December 31, 2003	51,754,871	$12,900	$338,700	$703,200	$100	$(9,200)	$1,045,700

Net income				302,800			302,800
Available for sale securities (net of $2.9 taxes)					5,500		5,500
Change in derivative instruments designated as cash flow hedges (net of $0.7 taxes)					1,000		1,000
Foreign currency translation adjustment					40,300		40,300
Minimum pension liability (net of $0.4 taxes)					(700)		(700)

Total comprehensive income				302,800	46,100		348,900
Cash dividends ($0.47 per share)				(49,200)			(49,200)
Issuance of common stock	1,908,539	500	87,500			(15,500)	72,500
Stock split effected in the form of a stock dividend	52,283,900	13,100		(13,100)
Purchase of common stock for treasury	(1,275,000)	(300)		(85,600)			(85,900)
Tax benefit relating to incentive stock options and employee stock purchase plans			22,700				22,700
Amortization of deferred compensation						5,400	5,400

Balance at December 31, 2004	104,672,310	$26,200	$448,900	$858,100	$46,200	$(19,300)	$1,360,100

The accompanying notes to consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands except par amounts)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$540,800	$417,400
Short-term investments	4,600	4,600
Accounts receivable, less allowances of $22,800 and $21,700, respectively	290,100	224,100
Inventories	156,700	156,500
Short-term deferred tax assets	37,000	58,900
Other current assets	24,800	13,600

Total current assets	1,054,000	875,100

Property, plant and equipment, at cost:
Land	12,200	12,200
Buildings and improvements	146,800	132,300
Machinery and equipment	283,000	235,500

	442,000	380,000
Less - accumulated depreciation and amortization	181,200	157,300

Net property, plant and equipment	260,800	222,700
Other intangible assets, net of amortization	94,500	58,700
Patents, net of amortization	140,000	79,100
Goodwill	365,700	354,000
Long-term deferred tax assets	0	12,400
Other assets	94,100	90,000

	$2,009,100	$1,692,000

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$100	$16,600
Accounts payable	52,200	56,100
Accrued compensation and benefits	92,100	78,200
Accrued expenses	136,000	176,600
Federal and foreign income taxes	109,900	94,400

Total current liabilities	390,300	421,900

Long-term debt	151,400	151,500
Other long-term liabilities	85,100	72,900
Deferred income taxes	6,500	—
Commitments and contingencies (Note 7)
Noncontrolling interest	15,700	—
Shareholders’ investment:
Preferred stock, $1 par value, authorized 5,000,000 shares; none issued	—	—
Common stock, $.25 par value, authorized 600,000,000 shares in 2004 and 300,000,000 shares in 2003; issued and outstanding 104,672,310 shares in 2004 and 51,754,871 shares in 2003	26,200	12,900
Capital in excess of par value	448,900	338,700
Retained earnings	858,100	703,200
Accumulated other comprehensive income	46,200	100
Unearned compensation	(19,300)	(9,200)

Total shareholders’ investment	1,360,100	1,045,700

	$2,009,100	$1,692,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2004	2003	2002
	(dollars in thousands)
Cash flows from operating activities
Net income	$302,800	$168,500	$155,000
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	54,700	44,700	42,300
Gain on investments	(6,200)	—	—
Gain on Bard Endoscopic asset sale	(45,500)	—	—
Gain on facility sale	(2,700)	—	—
In process research and development	6,700	1,000
Deferred income taxes	30,700	(12,300)	(500)
Expenses under stock plans	8,000	10,500	9,900
2003 legal verdict	(16,000)	58,000	—
Retroactive tax credits	(1,100)	—	—
2002 restructuring		(2,500)	33,700
Adjustment to royalty accrual	(800)	—	—
Other noncash items	(6,400)	4,200	2,900
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(53,400)	(27,100)	(2,200)
Inventories	(1,900)	(2,700)	39,100
Other operating assets	12,000	14,800	(2,800)
Current liabilities, excluding debt and including tax benefits from employee stock option exercises of $22,700, $5,400 and $4,000 in 2004, 2003 and 2002, respectively	4,100	23,300	14,700
Pension contributions	(14,000)	(21,900)	(39,000)
Other long-term liabilities	6,200	5,100	8,500

Net cash provided by operating activities	277,200	263,600	261,600

Cash flows from investing activities:
Capital expenditures	(74,000)	(72,100)	(41,000)
Proceeds from Implex shares	6,200	—	—
Net proceeds from sales of fixed assets	4,000	1,500	—
Proceeds From Bard Endoscopic asset divestiture	81,300	—	—
Payments made for purchases of businesses	(64,000)	(70,500)	(4,000)
Patents, trademarks and other	(40,400)	(44,500)	(9,400)

Net cash (used in) investing activities	(86,900)	(185,600)	(54,400)

Cash flows from financing activities:
Common stock issued for options and benefit plans	63,600	36,500	17,000
Purchase of common stock	(85,900)	(59,400)	(71,700)
Payments of long-term borrowings	(100)	(800)	(4,000)
Proceeds from short-term borrowings, net	(16,500)	15,400	—
Dividends paid	(49,200)	(46,800)	(45,000)

Net cash (used in) financing activities	(88,100)	(55,100)	(103,700)

Effect of exchange rate changes on cash	19,300	20,800	7,900
Effect of variable interest entity consolidation	1,900	—	—
Cash and cash equivalents:
Net increase during the year	123,400	43,700	111,400

Balance at January 1	417,400	373,700	262,300

Balance at December 31	$540,800	$417,400	$373,700

Supplemental disclosures of cash flow information
Cash paid for interest	$11,900	$11,800	$11,900
Cash paid for income taxes	$43,800	$58,200	$39,100

Noncash transactions
Acquisition costs for intellectual property purchase	$16,200	$20,500	$11,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

Nature of Operations - C. R. Bard, Inc. (the “company” or “Bard”) is engaged in the design, manufacture, packaging, distribution and sales of medical, surgical, diagnostic and patient care devices. The company markets its products worldwide to hospitals, individual health care professionals, extended care facilities and alternate site facilities. Bard holds strong market positions in vascular, urology, oncology and surgical specialty products.

Consolidation - The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The accounts of most foreign subsidiaries are consolidated as of November 30. No events occurred related to these foreign subsidiaries during the month of December 2004, 2003 or 2002 that materially affected the financial position or results of operations of the company. The company has no unconsolidated subsidiaries and no special purpose entities.

Related Parties - The company has a 50% ownership in Medicon, Inc. (“Medicon”), a Japanese joint venture with Kobayashi Pharmaceutical Co., Ltd. The joint venture was formed in 1972 to distribute Bard’s products in Japan. Bard accounts for the joint venture under the equity method of accounting. All transactions with Medicon are denominated in U.S. dollars. There were no leasing transactions or indebtedness between Medicon and Bard. Bard recorded sales to Medicon of $79.9 million, $69.4 million and $59.6 million for the years ended 2004, 2003 and 2002, respectively. Bard adjusts for intercompany profits on Medicon purchases until Medicon sells Bard’s products to a third party. Bard recorded Medicon equity income of $2.2 million, $2.2 million and $1.4 million for the years ended 2004, 2003 and 2002, respectively. Bard’s investment in Medicon was $14.6 million and $15.1 million at December 31, 2004 and 2003, respectively. Included in accounts receivable are trade receivables due from Medicon for purchases of Bard products of $21.2 million and $17.0 million at December 31, 2004 and 2003, respectively.

Variable Interest Entities - In January 2004, the Financial Accounting Standards Board (“FASB”) issued revised Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights, and, accordingly, whether it should consolidate the entity. The company was required to apply FIN 46 to variable interests in variable interest entities (“VIEs”) commencing with the quarter ended March 31, 2004. For any VIEs that must be consolidated under FIN 46 that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their fair values with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the initial fair values is not practicable, fair market value at the date FIN 46 first applies may be used to measure the assets, liabilities and noncontrolling interests of the VIE. The liabilities recognized as a result of consolidating a VIE do not represent additional claims on Bard’s general assets, rather, they represent claims against the specific assets of the VIE. Conversely, assets recognized as a result of consolidating a VIE do not represent additional assets that could be used to satisfy claims against Bard’s general assets.

Based upon a review of the provisions of FIN 46, the company identified Genyx Medical, Inc., as a variable interest entity for which Bard is the primary beneficiary, thereby requiring consolidation. See Note 2 Acquisition and Divestitures in these notes to consolidated financial statements.

In addition to Genyx Medical, Inc., the company believes it has a potential variable interest with one supplier. The long-standing agreement the company has with such supplier did not contemplate or require the exchange of financial or operational data, and the company, after exhaustive efforts, has been unable to obtain sufficient information to determine whether, in fact, Bard has a variable interest in the supplier. The company presently believes it has no exposure to losses resulting from its involvement with this entity. The company has purchased $7.2 million of raw materials from this supplier for the year ended December 31, 2004.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Foreign Currency - Financial statements of foreign subsidiaries are translated into U.S. dollars at current year-end rates, except that the revenues, costs and expenses are translated at average monthly rates during each monthly period. Net exchange gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany transactions of a long-term investment nature are accumulated and credited or charged directly to a separate component of shareholders’ investment. Any foreign currency gains or losses related to transactions are charged to other (income) expense, net. See Note 11 Other (Income) Expense, Net in these notes to consolidated financial statements.

Revenue Recognition - Bard markets its products worldwide to hospitals, individual health care professionals, extended care facilities and alternate site facilities. The company sells directly to these end-users as well as to independent distributors. Distributor sales accounted for approximately 34% of the company’s net sales in 2004.

The company’s net sales represent gross sales invoiced to both end-users and independent distributors, less certain related charges, including discounts, returns, rebates and other allowances. The company recognizes product revenue when persuasive evidence of a sales arrangement exists, title and risk of loss has transferred, the selling price is fixed or determinable, contractual obligations have been satisfied and collectibility is reasonably assured. Unless agreed otherwise, the company’s terms with domestic distributors provide that title and risk of loss passes F.O.B. origin. Certain sales to domestic and European distributors are F.O.B. destination. For arrangements where the company’s terms state F.O.B. destination, the company records sales on this basis.

In certain circumstances, end-users may require the company to maintain consignment inventory at the end-user’s location. In the case of consignment inventories, revenues and associated costs are recognized upon the notification of usage by the customer.

Charges for discounts, returns, rebates and other allowances are recognized as a deduction from revenue on an accrual basis in the period in which the revenue is recorded. The accrual for product returns, discounts and other allowances is based on the company’s history. The company allows customers to return defective or damaged products. Historically, product returns have not been material. The company grants sales rebates to independent distributors based upon the distributor’s reporting of end-user sales and pricing. Sales rebates are accrued by the company in the period in which the sale is recorded. The company’s rebate accrual is based on its history of actual rebates paid. In estimating rebate accruals, the company considers the lag time between the point of sale and the payment of the distributor’s rebate claim, distributor-specific trend analysis and contractual commitments including stated rebate rates. The company’s reserves for rebates are reviewed at each reporting period and adjusted to reflect data available at that time. The company adjusts reserves to reflect any differences between estimated and actual amounts. Such adjustments impact the amount of net product sales revenue recognized by the company in the period of adjustment.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shipping and Handling Costs - Shipping and handling costs are included in cost of sales.

Advertising costs - Costs related to advertising are expensed as incurred. Advertising expense was $4.0 million, $3.1 million and $3.1 million in 2004, 2003 and 2002, respectively, and is included in marketing, selling and administrative expense in the company’s consolidated statements of income.

Research and Development - Research and development expenses are comprised of expenses related to internal research and development activities, milestone payments for third-party research and development activities and acquired IPR&D costs arising from the company’s business development activities. The components of internal research and development expense include: salary and benefits, allocated overhead and occupancy costs, clinical trial and related clinical manufacturing costs, contract services and other costs. All research and development costs are expensed as incurred. In 2004, costs to acquire IPR&D projects and technologies which have no alternate future use and which have not reached technological feasibility were recorded in research and development expense.

Stock-Based Compensation - The company maintains various stock-based employee and director compensation plans, which are described more fully in Note 9 Stock Ownership Plans of these notes to consolidated financial statements (“Note 9”). The company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Compensation costs that have been charged against income related to certain of the company’s plans are disclosed in Note 9 and would not be materially different under SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) to stock-based employee compensation. No stock-based employee compensation cost is reflected in net income for employee option grants, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Additionally, in accordance with APB 25 and related interpretations, the company recognizes no compensation expense for the discount associated with the 1998 Employee Stock Purchase Plan of C. R. Bard, Inc. (“ESPP”). The following table illustrates the effect on net income and earnings per share if the company had applied the fair market value recognition provisions of SFAS 123.

	2004	2003	2002
	(dollars in thousands except per share amounts)
Net income as reported	$302,800	$168,500	$155,000
Pro forma after-tax impact of options at fair value	18,300	16,500	11,500
Pro forma after-tax impact of ESPP discount	3,800	700	300

Pro forma net income adjusted	$280,700	$151,300	$143,200

Basic earnings per share as reported	$2.90	$1.63	$1.49

Diluted earnings per share as reported	$2.82	$1.60	$1.47

Pro forma basic earnings per share	$2.69	$1.46	$1.38

Pro forma diluted earnings per share	$2.63	$1.44	$1.35

The fair market value of stock options is estimated on the date of grant using the Black-Scholes option-pricing model. The following table outlines the assumptions used in the Black-Scholes model.

	2004	2003	2002
Dividend yield	0.8%	1.2%	1.6%
Risk-free interest rate	3.82%	3.40%	2.52%
Expected option life in years	5.6	5.2	4.5
Expected volatility	30%	31%	33%

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The per share fair market value of stock options granted for the years ended December 31, 2004, 2003 and 2002 was $17.83, $20.57 and $14.15, respectively. The pro forma after-tax adjustment for options assumes vesting periods of between two to four years. The fair market value of the ESPP discount is based upon the difference between the market price at the time of purchase and the participant’s purchase price. The ESPP pro forma adjustment assumes immediate expense recognition at purchase. All pro forma adjustments have been tax-affected at 35%. No other pro forma adjustments are required since the company records compensation expense for all other stock awards. See Note 9.

Stock Split - On April 21, 2004, the company announced that its Board of Directors approved a 2-for-1 stock split, which was effected in the form of a 100 percent stock dividend. The dividend was distributed on May 28, 2004 to shareholders of record as of May 17, 2004. The company has restated the weighted average common shares outstanding and weighted average earnings per share amounts in its Consolidated Statements of Income to reflect the stock split. The company has not restated prior year authorized share and outstanding share amounts in its Consolidated Balance Sheets. The company has not restated outstanding share and dividend per share amounts for 2002 and 2003 in its Consolidated Statements of Shareholders’ Investment. The company has restated all weighted average common shares outstanding and weighted average earnings per share amounts presented in its notes to consolidated financial statements. See Note 1, Note 3 and Note 13.

Earnings Per Share - “Basic earnings per share” represents net income divided by the weighted average shares outstanding. “Diluted earnings per share” represents net income divided by weighted average shares outstanding adjusted for the incremental dilution of outstanding employee stock options and awards. Unless indicated otherwise, per share amounts are calculated on a diluted basis. A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:

	2004	2003	2002
	(dollars and shares in thousands except per share amounts)
Net income	$302,800	$168,500	$155,000
Weighted average common shares outstanding	104,400	103,400	104,000
Incremental common shares issuable: stock options and awards	2,800	1,800	1,600

Weighted average common shares outstanding assuming dilution	107,200	105,200	105,600

Basic earnings per share	$2.90	$1.63	$1.49

Diluted earnings per share	$2.82	$1.60	$1.47

Common stock equivalents from stock options and stock awards of approximately 1,500,000 shares, 2,600,000 shares and 16,400 shares at December 31, 2004, 2003 and 2002, respectively, were not included in the diluted earnings per share calculation since their effect is antidilutive.

Accounts receivable - In addition to trade receivables, accounts receivable includes $9.7 million and $2.3 million of nontrade receivables due within one year at December 31, 2004 and 2003, respectively.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories - Inventories are stated at the lower of cost or market. Cost components include material, labor and manufacturing overhead. For most domestic divisions, cost is determined using the last-in-first-out (“LIFO”) method. Approximately 78% of the company’s inventory costs are determined using LIFO. For all other inventories cost is determined using the first-in-first-out (“FIFO”) method. Due to changing technologies and cost containment, the difference between the valuation under the LIFO method and the FIFO method is not significant. The following is a summary of inventories at December 31:

	2004	2003
	(dollars in thousands)
Finished goods	$88,400	$84,000
Work in process	25,500	28,500
Raw materials	42,800	44,000

Total	$156,700	$156,500

Consigned inventory at customer locations was $12.8 million and $11.2 million at December 31, 2004 and 2003, respectively.

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

Depreciation expense was approximately $32.7 million in 2004, $29.9 million in 2003 and $27.7 million in 2002.

Software Capitalization - Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line method over an estimated useful life of five to seven years. Capitalized software costs are included in machinery and equipment. In accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the company capitalizes certain costs associated with internal-use software such as the payroll costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internal-use software to be used internally are expensed until the point at which the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires judgment in determining when a project has reached the development stage and the period over which the company expects to benefit from the use of that software. The company capitalized $24.5 million, $21.0 million and $4.0 million of internal-use software for the years ended December 31, 2004, 2003 and 2002, respectively.

Impairment of Long-Lived Assets - The company reviews long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The company evaluates the recoverability of assets to be held and used by comparing the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair market value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair market value less costs to sell, and are no longer depreciated.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Acquired Intangible Assets - In July 2001, the FASB issued Statements of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 was effective for the company as of January 1, 2002. SFAS 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives are no longer amortized but rather are tested for impairment annually or more frequently if impairment indicators arise. None of the company’s intangible assets have an indefinite life. Intangible assets with determinable lives continue to be amortized on a straight-line basis over their useful lives. Goodwill and intangible assets have been recorded at either incurred or allocated cost. Allocated costs were based on respective fair market values at the date of acquisition.

As a result of adopting SFAS 142, the company identified four reporting units. Each of these reporting units is one level below the company’s single reporting segment and meets the following criteria:

•	It is a business for which discrete financial information is available.

•	Management regularly reviews the operating results.

•	It has economic characteristics that are different from the economic characteristics of other components of the operating segment.

The company has generally assigned goodwill recorded in connection with an acquisition to its four reporting units based on the reporting unit which sponsored the acquisition. Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair market value. See Note 11 Other (Income) Expense, Net in the notes to consolidated financial statements.

Product Warranty - The majority of the company’s products are intended for single use; therefore, the company requires limited product warranty accruals. Certain of the company’s products carry limited warranties that in general do not exceed one year from sale. The company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated.

	Balance Beginning of Year	Charges to Costs and Expenses	Deductions	Balance End of Year
	(dollars in thousands)
Year Ended December 31, 2004	$1,900	1,500	(1,700)	$2,100
Year Ended December 31, 2003	$1,900	1,500	(1,500)	$1,900
Year Ended December 31, 2002	$1,600	1,900	(1,600)	$1,900

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

Income Taxes - All income tax amounts reflect the use of the liability method. Under this method, deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. In certain

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

situations, a taxing authority may challenge positions that the company has adopted in its income tax filings. Accordingly, the company may apply different tax treatment for these selected transactions in filing its tax return than for income tax and financial reporting purposes. The company regularly assesses its tax position for such transactions and includes reserves for those differences in position. The reserves are utilized or reversed once the statute of limitations has expired or the matter is otherwise resolved.

Concentration Risks - The company is potentially subject to financial instrument concentration of credit risk through its cash investments and trade accounts receivable. To mitigate these risks the company maintains cash and cash equivalents, investments and certain other financial instruments with various major financial institutions. The company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any one institution. Concentrations of risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. However, a significant amount of trade receivables are with national health care systems in several countries. Although the company does not currently foresee a credit risk associated with these receivables, repayment is dependent upon the financial stability of those countries’ national economies. Sales to distributors, which supply the company’s products to many end users, accounted for approximately 34% of the company’s net sales in 2004, and the five largest distributors, including the company’s Medicon joint venture, combined, accounted for approximately 69% of such sales.

Financial Instruments - The fair market value of cash and cash equivalents, receivables and short-term debt approximate their carrying value due to their short-term maturities. Short-term investments that have original maturities of ninety days or less are considered cash equivalents and amounted to $525.7 million and $388.4 million as of December 31, 2004 and 2003, respectively. Short-term investments which are not cash equivalents are stated at cost, which approximates their market value.

Investments in equity securities that have readily determinable fair market values are classified and accounted for as available-for-sale in “Other current assets.” Available-for-sale securities are recorded at fair market value, with the change in fair market value recorded, net of taxes, as a component of accumulated other comprehensive income. The fair market value of available-for-sale securities was approximately $10.6 million and $1.9 million at December 31, 2004 and 2003, respectively. At December 31, 2004, the company owned approximately 1.4 million shares of Endologix, Inc. (approximately 4% ownership).

See Note 5 Short-Term Borrowings and Long-Term Debt of the notes to consolidated financial statements for a discussion of the company’s long-term debt.

Derivative Instruments - Bard’s objective in managing its exposures to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with assets, liabilities and anticipated commitments denominated in foreign currencies. The company does not utilize derivative instruments for trading or speculation purposes. No derivative instruments extend beyond December 2005. The company has formally documented the relationships between hedging instruments and hedged items, as well as its risk management objectives. All derivative instruments are recognized on the balance sheet at fair market value. Hedge accounting is followed for derivatives that have been designated and qualify as fair market value and cash flow hedges. For derivatives that have been designated and qualify as fair market value hedges, the changes in the fair market value of highly effective derivatives, along with changes in the fair market value of the hedged assets that are attributable to the hedged risks, are recorded in current period earnings. For derivatives that have been designated and qualify as cash flow hedges, changes in the fair market value of the effective portion of the derivatives’ gains or losses are reported in other comprehensive income. The company believes that all derivative instruments utilized are highly effective hedging instruments because they are denominated in the same currency as the hedged item and because the maturities of the derivative instruments match the timing of the hedged items. It is

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the company’s policy that when a derivative instrument settles, the associated amounts in accumulated other comprehensive income are reversed to cost of goods sold or other (income) expense, net as appropriate. It is the company’s policy that in the event that (1) an anticipated hedged transaction is determined to be not likely to occur or (2) it is determined that a derivative instrument is no longer effective in offsetting changes in the hedged item, the company would reverse the associated amounts in accumulated other comprehensive income to other (income) expense, net. See Note 6 Derivative Instruments in the notes to consolidated financial statements for a discussion of the company’s derivative instruments.

New Accounting Pronouncements - In December 2004, the FASB issued Statement 123R, “Share-Based Payment” (“Statement 123R”), to be effective for interim or annual periods beginning after June 15, 2005, thereby becoming effective for Bard in the third quarter of 2005. Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as an operating expense in the income statement. The cost is recognized over the requisite service period based on fair values measured on grant dates. The new standard may be adopted using either the modified prospective transaction method or the modified retrospective method. The company is currently evaluating its share-based employee compensation programs, the potential impact of this statement on its consolidated financial position and results of operations and the alternative adoption methods.

2. Acquisitions and Divestitures

The company spent approximately $104.4 million in 2004, $115.0 million in 2003 and $13.4 million in 2002 for the acquisition of businesses, patents, trademarks, purchase rights and other related items to augment its existing product lines. Unaudited pro forma financial information for the transactions described above has not been presented because the effects of these acquisitions were not material on either an individual or aggregate basis. Results of operations of these transactions are included in the company’s consolidated results from the respective dates of acquisition. Several of the company’s recent acquisitions and investments involve milestone payments associated with the achievement of certain targets associated with either research and development, regulatory approval or the transfer of manufacturing capabilities. A summary of contingent milestone payments associated with these acquisitions is included below.

	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
	(dollars in millions)
Acquisition and investment milestones	$92.8	$83.4	$9.4	—	—

Sorenson Medical, Inc. - On October 5, 2004, the company acquired certain assets of the Trach-Eze Suction Catheter product line of Sorenson Medical Inc. The company allocated the $5.2 million purchase price as follows: $3.6 million patents (10 year life); $0.8 million machinery and equipment (3-5 year life); $0.6 million inventory and $0.2 million noncompete (2 year life). The agreement called for a contingent milestone payment of $2.0 million based upon performance.

Advanced Surgical, Inc. - On June 30, 2004, the company acquired certain assets of the Advanced Retractor product line of Advanced Surgical, Inc. The acquisition price of $9.7 million was allocated primarily to a $9.2 million licensing agreement (12 year life).

Onux Medical, Inc. - On June 30, 2004, the company acquired substantially all of the assets of Onux Medical, Inc., a manufacturer of a hernia repair fixation system. The company recorded approximately $47.1 million in patents which will be amortized over their useful lives of approximately 15 years. In addition, the company recorded approximately $2.7 million in tax deductible goodwill and approximately $6.0 million in

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

IPR&D. The company has recorded the IPR&D charge in research and development expense in its consolidated statements of income. The value assigned to IPR&D was determined by identifying a specific IPR&D project that would be continued and for which (a) technological feasibility had not been established at the acquisition date, (b) there was no alternative future use and (c) the fair market value was estimable with reasonable reliability. The company considered a variety of factors, including appraisals, in making purchase price allocations. The company’s and third-party appraisals were based on comparable transactions, relief from royalty analysis and other discounted cash-flow approaches.

Bridger Biomed, Inc. - On June 30, 2004, the company acquired the stock of Bridger Biomed, Inc., a supplier of components for the company’s soft tissue repair franchise. The acquisition agreement called for a cash payment of $8.1 million plus two anniversary payments of $8.1 million payable on the eighteenth and thirty-sixth month anniversaries of the transaction and the assumption of certain liabilities. The company recorded the anniversary payments in accrued expenses and other long-term liabilities. The company has recorded approximately $21.2 million in patents which will be amortized over their useful lives, approximately 15 years. In addition, the company recorded approximately $9.1 million in non-tax deductible goodwill, approximately $0.7 million in IPR&D and miscellaneous assets and liabilities, primarily consisting of a deferred tax liability. The company has recorded the IPR&D charge in research and development expense in its consolidated statements of income. The value assigned to IPR&D was determined by identifying a specific IPR&D project that would be continued and for which (a) technological feasibility had not been established at the acquisition date, (b) there was no alternative future use and (c) the fair market value was estimable with reasonable reliability. The company considered a variety of factors, including appraisals, in making purchase price allocations. The company’s and third-party appraisals were based on comparable transactions, relief from royalty analysis and other discounted cash-flow approaches.

Brachytherapy Acquisitions - In June 2003, the company acquired the assets of Source Tech Medical, LLC., (“Source Tech”), a manufacturer and distributor of radioactive iodine seeds, for approximately $35 million in cash and assumed liabilities. The acquisition expanded and integrated the company’s presence in the brachytherapy market. The company allocated approximately $7 million to tangible assets (primarily equipment and inventory), $17 million to technology-related intangible assets, $10 million to tax-deductible goodwill and $1 million to IPR&D. In addition, $2 million of pre-existing Source Tech licenses were reclassified to tax-deductible goodwill. Intangible assets are being amortized over a 10-15 year period. The company recorded an IPR&D charge in research and development expense in its consolidated statements of operations. The value assigned to IPR&D was determined by identifying an acquired specific IPR&D project related to a brachytherapy seed delivery system that would be continued and for which (a) technological feasibility had not been established at the acquisition date, (b) there was no alternative future use and (c) the fair market value was estimable with reasonable reliability. The company considered a variety of factors, including appraisals, in making purchase price allocations. The company’s and third-party’s appraisals were based on comparable transactions, relief from royalty analyses and other discounted cash-flow approaches. The company took into consideration its pre-existing distribution agreement with Source Tech when determining the purchase price allocation and residual goodwill.

In addition, during 2003, the company acquired certain other brachytherapy assets in separate transactions totaling approximately $22 million, all of which was paid in cash:

•	Prostate Services of America, Inc., Amertek Medical, Inc. and Alton Design, LLC - designers, manufacturers and distributors of brachytherapy equipment and distributors of iodine and palladium radioactive seeds.

•	Imagyn Medical Technologies, Inc. - a manufacturer and distributor of iodine and palladium radioactive seeds.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

An aggregate of approximately $11 million of tax-deductible goodwill was recognized in these two transactions with the remaining aggregate purchase price being allocated primarily to intangible assets amortized over a 7-10 year period.

Biomedical Instruments and Products GmbH - In the third quarter of 2003, the company acquired intellectual property assets related to a vacuum-assisted biopsy device. The company recorded approximately $53.0 million in patents which are being amortized over their useful lives, approximately 17 years on average. The company considered a variety of factors, including appraisals, in making purchase price allocations. The company’s and third-party’s appraisals were based on comparable transactions, relief from royalty analyses and other discounted cash-flow approaches. The company paid $32.5 million for these assets at closing. The acquisition agreement called for an anniversary payment of $10.0 million which was paid in 2004 and a separate anniversary payment of $10.5 million payable in 2005 which is recorded in accrued expenses.

Genyx Medical, Inc. - On December 31, 2002, the company acquired the right, but not the obligation, to purchase substantially all of the assets of Genyx Medical, Inc. (“Genyx”), a privately held medical device company based in California. Genyx developed, manufactured and marketed Uryx®, a proprietary injectable bulking agent for the treatment of stress urinary incontinence. Based upon the provisions of FIN 46, the company identified Genyx as a variable interest entity for which the company was the primary beneficiary. Through December 31, 2004, the company paid $6.5 million to Genyx. For the full year ended December 31, 2004, the company recorded approximately $1.5 million in research and development expense and a credit of approximately $1.5 million in other (income) expense, net for noncontrolling interest related to Genyx. The company recorded the following adjustments to its consolidated balance sheet at December 31, 2004 in connection with Genyx:

December 31, 2004
(dollars in millions)
Assets
Cash	$1.9
Intangibles (Core Technologies)	25.0
Other Assets	.5

Total Assets	$27.4

Liabilities
Accrued Expenses	$1.3
Long-term liabilities	10.4
Noncontrolling interest	15.7

Total liabilities and noncontrolling interest	$27.4

On January 12, 2005, Bard announced that it had acquired the agreed-upon assets of Genyx. This transaction will be recorded in the first quarter of 2005. The company anticipates that the majority of the purchase price will be recorded as an intangible asset.

Endoscopic Technologies Divestiture - Consistent with the company’s stated intention to divest, from time to time lines, of business in which the company is not able to reasonably attain or maintain a leadership position, the company sold certain assets of its Endoscopic Technologies Division to ConMed Corporation for $81.3 million on September 30, 2004, including a post-closing adjustment. The net sales associated with these assets were previously reported along with other gastroenterological products in the company’s oncology disease state category. The purchase price is subject to post-closing adjustments. The Endoscopic Technologies Division,

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

located in Billerica, Massachusetts, manufactured and marketed devices and accessories used primarily by gastroenterologists for endoscopic procedures. Significant assets of the Endoscopic Technologies Division were retained by the company. Net sales associated with the divested assets were approximately $46 million for the nine-month period ended September 30, 2004 and $54 million in 2003. The company did not separately track the pretax profitability of the disposed assets due to the company’s shared corporate infrastructure and the integration of the disposed assets with assets remaining with the company.

A summary of the book value of the disposed assets is as follows:

(dollars in millions)
Inventories, net of reserves	$11.6
Machinery and equipment, net of depreciation	$3.7
Intangible assets, net of amortization	$3.9
Assumed liabilities	$2.6

In addition to the asset sale agreement, the company entered into a short-term lease agreement for its Billerica facility and supply, transitional manufacturing and non-compete agreements. The company recorded deferred gains of approximately $4.6 million related to certain of these agreements. As a result of the sale, the company recorded a pretax gain of $45.5 million in other (income) expense, net.

3. Income Tax Expense

The provision for income taxes is based on income before income taxes reported for financial statement purposes. The components of earnings before income taxes were:

	2004	2003	2002
	(dollars in millions)
United States	$193.1	$57.9	$98.5
Foreign	221.1	165.3	112.5

Income before taxes	$414.2	$223.2	$211.0

The following is the composition of income tax provision:

	2004	2003	2002
	(dollars in millions)
Taxes currently payable
U.S. Federal	$40.7	$35.4	$32.8
Foreign	30.6	28.5	17.3
State	9.4	3.1	6.4

Total currently payable	80.7	67.0	56.5

Deferred tax expense (benefit)
U.S. Federal	24.8	(16.4)	1.0
Foreign	5.9	4.1	(1.5)
State	—	—	—

Total deferred tax expense (benefit)	30.7	(12.3)	(.5)

Total income tax provision	$111.4	$54.7	$56.0

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On certain items, deferred income taxes arise due to the different tax treatment between financial reporting and tax accounting. This differing treatment creates items known as “temporary differences.” To recognize the future tax consequences of such differences, the company applies enacted statutory rates. At December 31, the company’s deferred tax assets and deferred tax liabilities consisted of the following:

	2004	2003
	(dollars in millions)
Deferred tax assets
Employee benefits	$18.3	$15.0
Inventory related	18.0	17.7
Receivables / rebates	11.4	9.2
2003 legal verdict	—	19.0
Acquisition related	9.2	9.3
Accrued expenses / other	16.7	22.2

Total deferred tax assets	73.6	92.4

Deferred tax liabilities
Accelerated depreciation / amortization	30.6	18.0
Acquisition related	9.3	2.4
Investment related	3.4	0.4
Other	(.2)	0.3

Total deferred tax liabilities	43.1	21.1

Deferred tax assets, net	$30.5	$71.3

Although realization is not assured, the company believes it is more likely than not that all of its deferred tax assets will be realized.

The following is a reconciliation between the effective income tax rate and the United States federal statutory rate:

	2004	2003	2002
U.S. federal statutory income tax rate	35%	35%	35%
Increase (decrease) in tax rate resulting from:
State income taxes net of federal benefit	1%	1%	2%
Operations taxed at less than U.S. rate	(10)%	(11)%	(11)%
Other, net	1%	—	1%

Effective tax rate	27%	25%	27%

Cash payments for income taxes were $43.8 million, $58.2 million and $39.1 million in 2004, 2003 and 2002, respectively. The company has not provided for federal income taxes on the undistributed earnings of its foreign operations as it is the company’s intention (subject to below) to permanently reinvest undistributed earnings (approximately $1,083.7 million as of December 31, 2004).

In October 2004, the American Jobs Creation Act (“AJCA”) was signed into law. The AJCA creates a temporary incentive for the company to repatriate accumulated foreign earnings in the form of an elective 85% dividends received deduction for certain dividends from controlled foreign corporations. The company may elect to apply this provision in 2005. The company has begun evaluating the effects of the repatriation provision and

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expects to complete this evaluation within a reasonable period of time. Based on the company’s analysis to date, the range of possible amounts being considered for repatriation is between zero and $750 million. The related potential range of income tax is between zero and $55 million.

The company’s foreign tax incentives consist of incentive tax grants in Puerto Rico and Malaysia. The Puerto Rico can grant was originally effective November 1998. The company applied for a revised grant to be effective as of July 1, 2001 which also provided for a partial exemption from income, property and municipal taxes for a 15-year period effective from the date of revision. In the third quarter of 2002, the company received approval of this revised grant establishing a new lower tax rate for its Puerto Rican manufacturing operations. This grant was retroactively applied to the period from July 1, 2001 to June 30, 2002, and, accordingly, a $3.5 million tax credit was booked in the third quarter of 2002 related to this grant.

During 2003, the company applied for a Malaysian high-technology pioneer grant that would provide for a full tax exemption on operational income by Malaysian Inland Revenue for five years. On February 11, 2004, the company was notified by the Malaysian Ministry of International Trade and Industry that the company’s application was accepted and would be effective retroactive to July 1, 2003. The company recorded a tax credit of approximately $1.1 million in the first quarter of 2004 related to the retroactive effective date of this grant.

The approximate dollar and per share effects (2003 and 2002 data adjusted for the May 2004 2-for-1 stock split) of the Puerto Rican and Malaysian grants are as follows:

	2004	2003	2002
	(dollars in millions except per share amounts)
Tax benefit	$41.4	$33.7	$27.1
Per share benefit	$0.39	$0.32	$0.26

The company operates in multiple taxing jurisdictions, both within the United States and outside the United States. The company faces audits from these various tax authorities regarding the amount of taxes due. Such audits can involve complex issues and may require an extended period of time to resolve. The company’s U.S. federal tax filings have been examined by the Internal Revenue Service (“IRS”) for calendar years ending prior to 1996. All differences arising from those audits have been resolved and settled. The company is currently under examination by the IRS for the 1996 through 1999 calendar years. The company’s U.K. affiliates tax filings have been examined by Inland Revenue in the United Kingdom for the tax years ending prior to 1999. All differences arising from those audits have been resolved and settled. The company’s U.K. affiliates’ tax filings are currently under examination by Inland Revenue in the United Kingdom for the 1999 through 2002 tax years.

Management believes that the company has filed tax returns with positions that may be challenged by the tax authorities. These positions relate to, among others, the allocation and/or recognition of income on intercompany transactions, the timing and amount of deductions and the tax treatment related to acquisitions and divestitures. Although the outcome of tax audits is uncertain, in management’s opinion, adequate provisions for income taxes have been made for potential liabilities resulting from such matters. Management believes that the ultimate outcome of these matters will not have a material impact on the company’s financial condition or liquidity but may be material to the income tax provision and net income in a future period.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Goodwill and Intangible Assets

As required by SFAS 142, the company has reassessed the remaining amortization periods of intangible assets acquired on or before June 30, 2001 and assigned all goodwill to reporting units for impairment testing. During the second quarter of 2002, the company completed its initial goodwill impairment assessment and determined that goodwill was not impaired. The company’s annual impairment test is performed during the fourth quarter of its fiscal year. The company completed its annual impairment tests with no adjustment to the carrying value of its goodwill. The impairment tests involved the use of both estimates of market value for the company’s reporting units as well as discounted cash flow assumptions. Discount rates were based on market rates. There were no material changes to goodwill as a result of acquisitions or dispositions. Balances of acquired intangible assets were as follows:

	December 31, 2004
	Gross Carrying Value	Accumulated Amortization	Translation	Net Carrying Value	Wt. Avg. Useful Life
	(dollars in millions)
Patents	$186.0	$(45.1)	$(0.9)	$140.0	16
Distribution agreements	20.6	(10.5)	(0.1)	10.0	17
Licenses	41.6	(12.3)	(2.5)	26.8	12
Core technologies	48.1	(2.8)	0.7	46.0	13
Other intangibles	29.1	(17.2)	(0.2)	11.7	8

Total other intangibles	$325.4	$(87.9)	$(3.0)	$234.5

	December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Translation	Net Carrying Value	Wt. Avg. Useful Life
	(dollars in millions)
Patents	$117.9	$(38.8)	—	$79.1	15
Distribution agreements	20.6	(9.3)	—	11.3	19
Licenses	21.6	(11.1)	$(0.1)	10.4	12
Core technologies	23.1	(0.8)	0.2	22.5	11
Other intangibles	28.8	(14.1)	(0.2)	14.5	8

Total other intangibles	$212.0	$(74.1)	$(0.1)	$137.8

	Beginning Balance	Additions	Translation	Ending Balance
	(dollars in millions)
Goodwill, as of December 31, 2004	$354.0	$12.0	$(0.3)	$365.7
Goodwill, as of December 31, 2003	$316.1	$28.3	$9.6	$354.0

Actual and forecasted amortization expense for the years 2004 through 2009 are as follows based on the company’s intangible assets as of December 31, 2004:

	2004	2005	2006	2007	2008	2009
	(dollars in millions)
Annual amortization expense	$22.0	$21.0	$19.7	$18.5	$18.3	$18.2

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Short-Term Borrowings and Long-Term Debt

The company maintains a commercial paper program and a committed credit facility that supports the company’s commercial paper program. The committed facility may also be used for general corporate purposes. The committed credit facility in the amount of $400.0 million matures in May of 2009. A pricing grid based on the company’s long-term debt ratings determines interest rates and facility fees for the facility. The facility does not require compensating balances. At December 31, 2004, there were no outstanding commercial paper borrowings. The maximum amount of commercial paper outstanding during 2004 was approximately $88.0 million with an average outstanding balance of $34.0 million and an effective interest rate of 1.39%. At December 31, 2003, the company had outstanding commercial paper borrowings in the amount of $15.7 million.

The following is a summary of long-term debt at December 31:

	2004	2003
	(dollars in thousands)
6.70% notes due 2026	$150,000	$150,000
7.86% mortgage loan due 2004	—	800
Other long-term debt	1,500	1,600

	151,500	152,400
Less: amounts classified as current	100	900

Total	$151,400	$151,500

The company has $150.0 million of unsecured notes outstanding at December 31, 2004. The notes mature in 2026 and pay a semi-annual coupon of 6.70%. The coupon interest closely approximates the effective annual cost of the notes. The 6.70% notes due 2026 may be redeemed at the option of the note holders on December 1, 2006, at a redemption price equal to the principal amount. Assuming these notes are held to maturity, the market value of the notes approximates $168.1 million at December 31, 2004.

Cash payments for interest equal $11.9 million, $11.8 million and $11.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2004, the aggregate maturities of long-term debt were as follows: 2005 - $0.1 million; 2006 - $0.6 million; 2007 - $0.0 million; 2008 - $0.8 million; 2009 - $0.0 million; 2010 and thereafter - $150.0 million.

Certain of the company’s debt agreements contain customary representations, warranties and default provisions as well as restrictions that, among other things, require the maintenance of minimum net worth and operating cash flow levels and limit the amount of debt that the company may have outstanding. As of December 31, 2004, the company was in compliance with all such financial covenants.

6. Derivative Instruments

The table below shows the notional amounts and fair market value of the company’s currency-related forward contracts and purchased options as of December 31, 2004 and 2003, respectively.

	December 31, 2004		December 31, 2003
	Notional Value	Fair Value	Notional Value	Fair Value
	(dollars in thousands)
Yen forward currency agreements	$1,200	—	$300	—
Peso forward currency agreements	$26,400	$1,400	$20,000	$(200)
Euro put option contracts	$39,600	$200	$39,600	$200

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A roll forward of the notional value of the company’s currency-related forward contracts and options for the twelve months ended December 31, 2004 is as follows:

	Yen forward currency agreements	Peso forward currency agreements	Euro put option contracts
	(dollars in thousands)
December 31, 2003 notional amount	$300	$20,000	$39,600
New agreements	4,100	30,400	62,700
Expired/cancelled agreements	(3,200)	(24,000)	(62,700)

December 31, 2004 notional amount	$1,200	$26,400	$39,600

The fair market value of financial instruments was estimated by discounting expected cash flows using quoted foreign exchange rates as of December 31, 2004 and December 31, 2003. Judgment was employed in developing estimates of fair market value; accordingly, the estimates presented herein are not necessarily indicative of the amounts that the company could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have an effect on the estimated fair market value amounts. At December 31, 2004, the net fair market value of option-based products and the incremental mark-to-market of forward currency agreements are recorded in either “Other current assets” or “Accrued expenses” in the consolidated balance sheet. During 2004, the company reclassified an approximate loss of $1.8 million from accumulated other comprehensive income to Other (income) expense, net or Cost of goods sold in the Consolidated Statement of Income as hedged intercompany balances were settled and as anticipated currency needs arose. This reclassification was net of approximately $0.7 million of associated tax effects.

7. Commitments and Contingencies

In the ordinary course of business, the company is subject to various legal proceedings and claims, including product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes. In addition, the company operates in an industry susceptible to significant patent legal claims. At any given time in the ordinary course of business, the company is involved as both a plaintiff and defendant in a number of patent infringement actions. If infringement of a third party’s patent were to be determined against the company, the company might be required to make significant royalty or other payments or might be subject to an injunction or other limitation on its ability to manufacture or distribute one or more products. If a patent owned by or licensed to the company were to be determined to be invalid or unenforceable, the company might be required to reduce the value of the patent on the company’s balance sheet and to record a corresponding noncash charge, which could be significant in amount.

The company is subject to numerous federal, state, local and foreign environmental protection laws governing, among other things, the generation, storage, use and transportation of hazardous materials and emissions or discharges into the ground, air or water. The company is or may become a party to proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, the Resource Conservation and Recovery Act, the Clean Water Act, the Clean Air Act and similar state laws. These proceedings seek to require the owners or operators of contaminated sites, transporters of hazardous materials to the sites and generators of hazardous materials disposed of at the sites to clean up the sites or to reimburse the government for cleanup costs. In most cases, there are other potentially responsible parties that may be liable for any remediation costs. In these cases, the government alleges that the defendants are jointly and severally liable for the cleanup costs; however, these proceedings are frequently resolved so that the allocation of cleanup costs among the parties more closely reflects the relative contributions of the parties to the

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

site contamination. The company’s potential liability varies greatly from site to site. For some sites, the potential liability is de minimis and for others the costs of cleanup have not yet been determined.

The company believes that the outcomes of the proceedings and claims described above will likely be disposed of over an extended period of time. However, while it is not feasible to predict the outcome of many of these proceedings, based upon the company’s experience, current information and applicable law, the company does not expect these proceedings to have a material adverse effect on consolidated financial position or liquidity, but one or more of the proceedings could be material to the consolidated results of operations for a future period.

On March 16, 2004, Rochester Medical Corporation, Inc. filed a complaint against the company, another manufacturer and two group purchasing organizations under the caption Rochester Medical Corporation, Inc. v. C. R. Bard, Inc., et al. (Civil Action No. 304 CV 060, United States District Court, Eastern District of Texas). The plaintiff alleges that the company and the other defendants conspired to exclude it from the market and to maintain the company’s market share by engaging in a variety of conduct in violation of state and federal antitrust laws. The plaintiff also has asserted claims for business disparagement, common law conspiracy and tortious interference with business relationships. The plaintiff seeks injunctive relief and money damages in an unspecified amount. The company intends to defend this matter vigorously. Because the litigation is in a preliminary stage, the company cannot assess the likelihood of an adverse outcome or determine an estimate, or a range of estimates, of potential damages. The company cannot give any assurances that this matter will not have a material adverse impact on the company’s results of operations in a future period or the company’s financial condition.

The company is committed under noncancelable operating leases involving certain facilities and equipment. The minimum annual rentals under the terms of these leases are as follows: 2005 - $16.6 million; 2006 - $10.4 million; 2007 - $7.8 million; 2008 - $5.5 million; 2009 - $3.1 million and thereafter - $12.8 million. Total rental expense for operating leases and month-to-month leases approximated $20.2 million in 2004, $21.6 million in 2003 and $19.2 million in 2002.

8. Stock Rights

In October 1995, the company’s Board of Directors declared a dividend distribution of one Common Share Purchase Right (the “Rights”) for each outstanding share of Bard common stock. These Rights, which will expire in October 2005, trade with the company’s common stock. Such Rights are not presently exercisable and have no voting power. In the event a person acquires 20% or more, or makes a tender or exchange offer for 30% or more of Bard’s common stock, the Rights detach from the common stock and become exercisable and entitle a holder to buy one share of common stock at $60.00 (adjustable to prevent dilution).

If, after the Rights become exercisable, Bard is acquired or merged, each Right will entitle its holder to purchase $120 market value of the surviving company’s stock for $60, based upon the current exercise price of the Rights. The company may redeem the Rights, at its option, at $0.025 per Right, prior to a public announcement that any person has acquired beneficial ownership of at least 20% of Bard’s common stock. These Rights are designed primarily to encourage any party interested in acquiring Bard to negotiate with the Board of Directors.

9. Stock Ownership Plans

The company may grant a variety of stock-based awards under the 2003 Long Term Incentive Plan of C. R. Bard, Inc. (the “2003 Plan”) and the 1988 Directors Stock Award Plan of C. R. Bard, Inc., (the “Director’s Plan”) to certain directors, officers and employees. The total number of remaining shares that may be issued under these

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

plans are 4,936,665. Awards under the 2003 Plan may be in the form of stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, unrestricted stock and other stock-based awards. Awards under the Director’s Plan may be in the form of formula-based stock awards, non-formula-based stock awards, stock options, stock appreciation rights, restricted stock and non-formula stock options. Total compensation cost for stock-based compensation awards was $8.0 million, $10.5 million and $11.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. For awards with fixed compensation expense and pro rata vesting, the company records unearned compensation in shareholders’ investment and recognizes expense on a straight-line basis over the vesting period. The company has two employee share purchase programs.

Stock Options - The company grants stock options to directors and certain officers and employees with exercise prices no less than the fair market value of the company’s common stock at the date of grant. Currently, outstanding options become exercisable over a one-to-nine-year period. In 2003, the company recorded approximately $1.0 million in compensation expense due to a modification in the terms for certain option grants.

The following tables summarize information regarding total stock option activity and amounts.

	2004		2003		2002
Options	Number of Shares	Wt. Avg. Ex. Price	Number of Shares	Wt. Avg. Ex. Price	Number of Shares	Wt. Avg. Ex. Price
Outstanding - January 1,	9,970,306	$27.30	7,961,810	$23.13	7,416,282	$21.45
Granted	1,586,120	$54.54	3,769,912	$34.07	1,836,000	$26.16
Exercised	(2,342,258)	$23.25	(1,445,812)	$22.02	(1,037,358)	$16.29
Canceled	(96,128)	$35.52	(315,604)	$27.08	(253,114)	$23.86

Outstanding - December 31,	9,118,040	$32.99	9,970,306	$27.30	7,961,810	$23.13

Exercisable	4,619,138	$26.71	4,500,338	$22.54	3,683,662	$21.47

Range of Exercise Prices	Outstanding at 12/31/04	Weighted Average Remaining Life	Weighted Average Exercise Price	Exercisable at 12/31/04	Weighted Average Exercise Price
$10.00 to 19.99	183,424	1.7	$17.18	183,424	$17.18
$20.00 to 24.99	1,875,250	5.6	$22.52	1,805,250	$22.44
$25.00 to 29.99	2,171,115	6.4	$26.06	1,342,296	$26.05
$30.00 to 34.99	1,181,600	8.3	$31.29	291,200	$31.29
$35.00 to 39.99	2,140,506	8.5	$35.73	996,793	$35.72
$40.00 to 44.99	45,000	9.1	$43.87	—	—
$45.00 to 49.99	23,000	9.1	$46.58	—	—
$50.00 to 54.99	1,425,345	9.5	$54.91	175	$54.96
$55.00 to 59.99	72,800	9.7	$56.62	—	—

$10.00 to 59.99	9,118,040	7.4	$32.99	4,619,138	$26.71

Restricted Stock, Restricted Stock Units and Other Stock-Based Awards - The company may grant restricted stock, restricted stock units or stock awards to certain employees and directors. Restricted stock is issued to the participants on the date of grant, entitling the participants to dividends and the right to vote their respective shares. Restrictions limit the sale or transfer of shares during the vesting period. During 2004, 2003 and 2002, the company granted approximately 109,000, 4,000 and 9,000 shares, respectively, of restricted stock to eligible employees. In 2004, the restricted stock grants issued to certain of the company’s executive officers will only begin their vesting period upon achieving certain performance criteria. All other 2004 restricted stock grants will vest over seven years unless they are accelerated by achieving certain performance criteria. The fair market value

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of these restricted shares at the date of grant is amortized to expense ratably over the restriction period. The company recorded compensation expense related to restricted stock of $2.1 million, $4.5 million and $5.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. The unamortized portion was $6.7 million, $1.6 million and $4.9 million at December 31, 2004, 2003 and 2002, respectively.

The company may grant restricted stock units to certain executive officers and employees. Certain restricted stock units have performance features. Subsequent to meeting applicable performance criteria, restricted stock units vest over four to seven years. No voting or dividend rights are associated with these grants until the underlying shares are issued. Dividend equivalents are paid on certain restricted stock units until the underlying shares are issued. Total compensation expense related to these awards was $1.7 million, $2.1 million and $4.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The company may award stock to certain key employees and directors. Shares have been granted at no cost to the recipients and will be distributed in three separate annual installments, although such awards may be granted with other terms. The company granted 3,200 and 2,800 shares during the years ended December 31, 2004 and 2003, respectively. The fair market value of these awards is charged to compensation expense as the shares are distributed. The company recorded compensation expense related to these awards of $0.2 million, $0.1 million and $0.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. Restrictions limit the sale or transfer of stock awards until the awarded stock is distributed to the recipient. Dividends are paid on these shares and recipients have the right to vote their respective shares when the shares are distributed.

Stock Purchase Plans - The company maintains a management stock purchase program under the 2003 Plan (together with a predecessor stock purchase plan, the “MSPP”). Under the MSPP, employees at a specified level and above may purchase, with their eligible annual bonus, the company’s common stock at a 30% discount from the lower of the price of the common stock on July 1 of the previous year or on the date of purchase. Employees are required to utilize at least 25% of their eligible annual bonuses to purchase company stock under the MSPP to the extent they have not satisfied certain stock ownership guidelines. MSPP shares are restricted from sale or transfer for a vesting period of four years from the purchase date or until retirement. Only shares related to the 30% discount are forfeited if the employee’s employment terminates during the vesting period. Dividends are paid on MSPP shares, and the participant has the right to vote all MSPP shares. Plan participants purchased 283,266 shares at $24.76 in 2004 and 367,644 shares at $19.62 in 2003. There were no MSPP purchases in 2002. The company recognized $4.0 million, $2.8 million and $0.6 million compensation expense for the years ended December 31, 2004, 2003 and 2002, respectively, related to the amortization of MSPP discounts.

Under the company’s Employee’s Stock Purchase Plan (“ESPP”), domestic employees and certain foreign employees can purchase Bard stock at a 15% discount to the lesser of the market price at the beginning or ending date of the six-month periods ending June 30th and December 31st. Employees may elect to make after-tax payroll deductions of 1% to 10% of compensation as defined by the plan, or employees may make lump sum contributions of 10% of compensation as defined by the plan up to a maximum of $20,000 per year. The ESPP is intended to meet the requirements of Section 423 of the Internal Revenue Code of 1986, as amended, and, based upon the guidance in APB 25 and related interpretations, is considered a noncompensatory plan. Accordingly, the company records no compensation expense for the ESPP. Employee payroll deductions are for six-month periods beginning each January 1 and July 1. Shares of the company’s common stock are purchased on June 30 or December 31 or the following business day, unless either the purchase of such shares was delayed at the election of the participant or the participant’s employment was terminated. Purchased shares are restricted for sale or transfer for a six-month period. All participant funds received prior to the ESPP purchase dates are held as company liabilities without interest or other increment. No dividends are paid on employee contributions until

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares are purchased. Plan participants purchased 196,000 shares at an average purchase price of $45.43 in 2004, 160,000 shares at an average purchase price of $27.11 in 2003 and 64,000 shares at an average purchase price of $23.82 in 2002.

10. Pension and Other Postretirement Benefit Plans

Defined Benefit Pension Plans

The company has both tax qualified and nonqualified noncontributory defined benefit pension plans (“nonqualified plans”) that together cover substantially all domestic and certain foreign employees. These plans provide benefits based upon a participant’s compensation and years of service. The nonqualified plans are made up of the following arrangements: a nonqualified supplemental deferred compensation arrangement and a nonqualified excess pension deferred compensation arrangement. The noncontributory supplemental deferred compensation arrangement provides supplemental income to key executives of the company. The benefit is determined by the accumulation of an account balance that results from a percentage of pay credit and interest. No deferrals of pay are required from participants. The balance is paid to a participant after retirement over a 15-year period. The nonqualified excess pension deferred compensation arrangement provides benefits to key employees that cannot be provided by the qualified plan due to IRS limitations. The company uses a September 30 measurement date for all of its defined benefit pension plans.

The accumulated benefit obligation (“ABO”) for all defined benefit pension plans are as follows:

2004			2003
Tax Qualified Plans	Nonqualified Plans	Total	Tax Qualified Plans	Nonqualified Plans	Total
(dollars in millions)
$168.1	$30.3	$198.4	$151.7	$26.7	$178.4

The change in projected benefit obligation (“PBO”) during the measurement period is as follows:

	2004			2003
	Tax Qualified Plans	Nonqualified Plans	Total	Tax Qualified Plans	Nonqualified Plans	Total
	(dollars in millions)
PBO, previous year	$176.2	$28.9	$205.1	$150.4	$33.0	$183.4

Service cost	11.4	1.5	12.9	10.2	1.5	11.7
Interest cost	10.2	1.8	12.0	9.3	2.1	11.4
Actuarial (Gain) Loss	6.5	3.2	9.7	17.9	(3.6)	14.3
Benefits Paid	(12.3)	(2.3)	(14.6)	(12.4)	(4.2)	(16.6)
Currency / Other	2.0	—	2.0	0.8	0.1	0.9

PBO, September 30	$194.0	$33.1	$227.1	$176.2	$28.9	$205.1

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The change in plan assets during the measurement period is as follows:

	2004			2003
	Tax Qualified Plans	Nonqualified Plans	Total	Tax Qualified Plans	Nonqualified Plans	Total
	(dollars in millions)
Fair value, previous year	$156.6	—	$156.6	$127.8	—	$127.8

Actual return on plan assets	14.3	—	14.3	22.4	—	22.4
Company contributions	11.7	$2.3	14.0	17.7	$4.2	21.9
Currency benefits paid	(12.3)	$(2.3)	(14.6)	(12.4)	$(4.2)	(16.6)
Other	2.5	—	2.5	1.1	—	1.1

Fair value, September 30	$172.8	—	$172.8	$156.6	—	$156.6

	2004			2003
	Tax Qualified Plans	Nonqualified Plans	Total	Tax Qualified Plans	Nonqualified Plans	Total
	(dollars in millions)
Funded status of plan	$(21.2)	$(33.1)	$(54.3)	$(19.6)	$(28.9)	$(48.5)

Unrecognized net loss	69.4	3.9	73.3	65.4	0.7	66.1
Unrecognized prior service cost	0.5	0.3	0.8	0.9	0.3	1.2
Unrecognized net transition cost	(0.2)	—	(0.2)	(0.2)	—	(0.2)
Contribution after measurement date	—	0.5	0.5	—	0.8	0.8

Net amount recognized	$48.5	$(28.4)	$20.1	$46.5	$(27.1)	$19.4

Amounts recognized in the Consolidated Balance Sheets consist of:

	2004			2003
	Tax Qualified Plans	Nonqualified Plans	Total	Tax Qualified Plans	Nonqualified Plans	Total
	(dollars in millions)
Prepaid pension asset	$48.5	—	$48.5	$46.5	—	$46.5

Accrued benefit liability	—	$(30.3)	(30.3)	—	$(27.1)	(27.1)
Intangible asset	—	0.3	0.3	—	—	—
Accumulated other comprehensive income	—	1.6	1.6	—	—	—

Net amount recognized	$48.5	$(28.4)	$20.1	$46.5	$(27.1)	$19.4

The weighted average assumptions used to determine the company’s benefit obligations are as follows:

	2004			2003
	Tax Qualified Plans	Nonqualified Plans	Total	Tax Qualified Plans	Nonqualified Plans	Total
Discount rate	5.71%	5.75%	5.72%	5.93%	6.00%	5.94%
Rate of compensation increase	4.38%	4.50%	4.40%	4.36%	4.50%	4.38%

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components and weighted average assumptions of net periodic benefit expense are as follows:

	2004				2004
	Tax Qualified Plans	Nonqualified Plans	Total		Tax Qualified Plans	Nonqualified Plans	Total
	(dollars in millions)
Service cost net of employee contributions	$10.9	$1.5	$12.4	Discount rate	5.93%	6.00%	5.94%
Interest cost	10.2	1.8	12.0	Compensation increase	4.36%	4.50%	4.38%
Expected return on plan assets	(14.1)	—	(14.1)	Expected return on plan assets	8.40%	N/A	8.40%
Amortization/Settle-ment/Curtailment	3.3	—	3.3

Net periodic pension expense	$10.3	$3.3	$13.6

	2003				2003
	Tax Qualified Plans	Nonqualified Plans	Total		Tax Qualified Plans	Nonqualified Plans	Total
	(dollars in millions)
Service cost net of employee contributions	$9.8	$1.5	$11.3	Discount rate	6.40%	6.50%	6.42%
Interest cost	9.3	2.1	11.4	Compensation increase	4.37%	4.50%	4.39%
Expected return on plan assets	(13.0)	—	(13.0)	Expected return on plan assets	8.50%	—	8.50%
Amortization/Settle-ment/Curtailment	1.8	0.4	2.2

Net periodic pension cost	$7.9	$4.0	$11.9

	2002				2002
	Tax Qualified Plans	Nonqualified Plans	Total		Tax Qualified Plans	Nonqualified Plans	Total
	(dollars in millions)
Service cost net of employee contributions	$8.0	$2.1	$10.1	Discount rate	7.09%	7.25%	7.12%
Interest cost	8.8	1.9	10.7	Compensation increase	4.63%	4.75%	4.65%
Expected return on plan assets	(10.9)	—	(10.9)	Expected return on plan assets	8.50%	—	8.50%
Amortization/Settle-ment/Curtailment	0.9	0.4	1.3

Net periodic pension cost	$6.8	$4.4	$11.2

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assumptions on expected long-term rate-of-return - The company employs a building block approach in determining the long-term rate of return for plan assets. Under this approach, the historical real returns (net of inflation) on different asset classes are combined with long-term expectations for inflation to determine an expected return on assets within that class. These real rates of return for each asset class reflect the long-term historical relationships between equities and fixed income investments and are consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio return is established based on the combination of these asset class real returns and inflation with proper consideration of the effects of diversification and rebalancing. Peer data and historical returns are reviewed to check for appropriateness.

Plan Assets and Investment Targets - Plan assets for the tax qualified plans consist of a diversified portfolio of equity securities, fixed income securities and cash equivalents. Plan assets did not include any company securities at September 30, 2004 and 2003, respectively. The breakdown of tax qualified plan assets was as follows:

	9/30/04	9/30/03
	(dollars in millions)
U.S. tax qualified plan	$144.7	$133.9
Non-U.S. plans	28.1	22.7

Total	$172.8	$156.6

The weighted average actual and target asset allocations for the tax-qualified plans are as follows:

	Actual Allocation		Target Allocation
	9/30/04	9/30/03	9/30/04	9/30/03
Asset Categories
Equity securities	65.1%	66.4%	61.6%	61.8%
Fixed income securities	34.5%	32.8%	34.2%	33.9%
Cash and other	0.4%	0.8%	4.2%	4.3%

Total	100.0%	100.0%	100.0%	100.0%

There were contributions made to the plans on September 30, 2004 and September 30, 2003 that were not fully invested as of the close of business on these dates, and those amounts are included in the asset values but excluded from the percentages shown above. In early October of both years, the company reallocated the contributions consistent with plan investment target levels. Due to short-term returns, the investment mix may temporarily fall outside of these ranges pending rebalancing to the long-term targets. Cash investment balances are targeted at five percent and are used to satisfy benefit disbursement requirements and will vary throughout the year.

Investment Strategies - The company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by exceeding the interest growth in plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. This consideration involves the use of long-term measures that address both return and risk and are not impacted significantly by short-term fluctuations. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments include a diversified mix of growth, value and small and large capitalization securities. Investment risks and returns are measured and monitored on an ongoing basis through annual liability measurements and quarterly investment portfolio reviews.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Funding Policy and Expected Contributions - The company’s objective in funding its domestic tax-qualified plan is to accumulate funds sufficient to provide for all benefits and to satisfy the minimum contribution requirements of ERISA. Outside the United States, the company’s objective is to fund the international retirement costs over time within the limits of minimum requirements and allowable tax deductions. The company’s annual funding decisions also consider the relationship between each tax-qualified plan’s asset returns compared to the plan’s corresponding expense and consider the relationship between each tax-qualified plan’s ABO and its corresponding funded status. In 2004, the company made voluntary contributions of $10.0 million to the company’s U.S. tax-qualified plan and $1.7 million to the company’s non-U.S. tax-qualified plans. In 2003, the company made voluntary contributions of $10.0 million to the company’s U.S. tax-qualified plan and $7.7 million to the company’s non-U.S. tax-qualified plans. The company will consider the factors identified above in determining its 2005 pension funding. The nonqualified plans include supplemental plans which are generally not funded.

The following chart summarizes the benefits expected to be paid in each of the next five measurement years and in aggregate for the following five years. The expected benefit payments are estimated based on the same assumptions used to measure the company’s benefit obligation at September 30, 2004 and reflect the impact of expected future employee service.

Measurement Year	Tax Qualified Plans	Nonqualified Plans	Total
	(dollars in millions)
2005	$12.2	$2.3	$14.5
2006	$12.8	$2.3	$15.1
2007	$13.4	$2.6	$16.0
2008	$14.0	$2.9	$16.9
2009	$16.9	$2.5	$19.4
2010-2014	$94.4	$17.6	$112.0

Defined Contribution Retirement Plans

All domestic employees of the company not covered by a collective bargaining agreement who have been scheduled for 1,000 hours of service are eligible to participate in the company’s defined contribution plan. The amounts charged to income for this plan amounted to $5.9 million, $3.9 million and $3.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. Outside the United States, the company maintains defined contribution plans and small pension arrangements that are typically funded with insurance products. These arrangements had a total 2004 expense of $1.5 million. In addition, the company maintains a long-term deferred compensation arrangement for directors which allows deferral of the annual retainer and meeting fees at the director’s election. In addition, the company annually contributes an amount for long-term compensation which is paid out upon the director’s retirement from the board. This arrangement had a total 2004 expense of $1.5 million.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Postretirement Benefit Plans

The company does not provide subsidized postretirement health care benefits and life insurance coverage except for a limited number of former employees. The Medicare Act has an immaterial effect on the company’s postretirement benefit plan’s obligations. The measurement date used to determine other postretirement benefit measures for the postretirement benefit plan is December 31. The change in the accumulated postretirement benefit obligation (“APBO”) as of December 31 is as follows:

	2004	2003
	(dollars in millions)
APBO, previous year	$12.0	$12.2
Service cost	—	—
Interest cost	0.7	0.7
Participant’s contributions	0.1	0.2
Actuarial (gain) loss	(0.1)	0.4
Benefits paid	(1.4)	(1.5)

APBO, September 30	$11.3	$12.0

The change in plan assets during the measurement period is as follows:

	2004	2003
	(dollars in millions)
Fair value, previous year	—	—
Actual return	—	—
Company contribution	$1.3	$1.3
Employee contributions	0.1	0.2
Benefits paid	$(1.4)	$(1.5)

Fair value, September 30	—	—

Amounts recognized in the Consolidated Balance Sheets consist of:

	2004	2003
	(dollars in millions)
Funded status of the plan	$(11.3)	$(12.0)
Unrecognized net loss	3.4	3.6
Unrecognized prior service cost	—	—
Unrecognized net transition asset	—	—

Net amount recognized	$(7.9)	$(8.4)

The weighted average assumptions used to determine the company’s benefit obligation are as follows:

	2004	2003
Discount rate	5.75%	6.00%
Initial health care cost trend line	9.00%	10.00%
Ultimate health care cost trend rate	5.00%	5.00%
Year ultimate health care cost trend rate reached	2009	2009

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of net periodic benefit cost are as follows:

	2004	2003
	(dollars in millions)
Service cost	—	—
Interest cost	$0.7	$0.7
Expected return on plan assets	—	—
Amortization unrecognized
Net loss	0.1	0.2
Prior service cost	—	—
Net transition obligation	—	—
Settlement/curtailment	—	—

Net periodic benefit cost	$0.8	$0.9

The weighted average assumptions used to determine the company’s net periodic benefit cost are as follows:

	2004	2003
Discount rate	6.00%	6.50%
Initial health care cost trend line	10.00%	11.00%
Ultimate health care cost trend rate	5.00%	5.00%
Year ultimate health care cost trend rate reached	2009	2009

Assumed health care cost trend rates can have a significant effect on the amounts reported for health care plans. Due to limits placed on costs for more recent retirees, however, the impact of these trends on the plan’s costs is somewhat reduced. A one-percentage-point change in assumed health care cost trend rates would have the following effects (dollars in millions):

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total of service cost and interest cost components	—	—
Effect on accumulated postretirement benefit obligation	$0.6	$(0.5)

Assets and liabilities related to defined benefit pension plans and other postretirement benefit plans are recorded in other assets and other long-term liabilities, respectively, in the consolidated balance sheets.

The following chart summarizes the benefits expected to be paid in each of the next five measurement years and in aggregate for the following five years. The expected benefit payments are estimated based on the same assumptions used to measure the company’s benefit obligation at September 30, 2004.

Measurement Year	Employer Paid Benefits
(dollars in millions)
2005	$1.3
2006	$1.3
2007	$1.4
2008	$1.4
2009	$1.4
2010-2014	$6.7

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Other (Income) Expense, Net

The table below details the components of other (income) expense, net for each of the three years ended December 31, 2004.

	2004	2003	2002
	(dollars in thousands)
Interest income	$(8,400)	$(6,600)	$(6,500)
Foreign exchange losses (gains)	900	1,000	(300)
Gain on Endoscopic Technologies asset divestiture	(45,500)	—	—
Legal settlements, net	(1,600)	54,500	(5,000)
Investment gain	(6,200)	—	—
Asset impairments	—	6,100	—
Divisional and manufacturing restructuring	(2,700)	(2,500)	33,700
Merger termination costs	—	(400)	6,200
Noncontrolling interest	(1,500)	—	—
Other, net	1,300	400	500

Total other (income) expense, net	$(63,700)	$52,500	$28,600

Gain on Endoscopic Technologies asset divestiture - Consistent with the company’s stated intention to divest, from time to time, lines of business in which the company is not able to reasonably attain or maintain a leadership position, the company sold certain assets of its Endoscopic Technologies Division to ConMed Corporation for $81.3 million on September 30, 2004 including a post-closing adjustment. The sales associated with these assets were previously reported along with other gastroenterological products in the company’s oncology disease state category. The Endoscopic Technologies Division, located in Billerica, Massachusetts, manufactured and marketed devices and accessories used primarily by gastroenterologists for endoscopic procedures. Significant assets of the Endoscopic Technologies Division were retained by the company. Net sales associated with the divested assets were approximately $46 million for the nine-month period ended September 30, 2004 and $54 million in 2003. The company did not separately track the pretax profitability of the disposed assets, due to the company’s shared corporate infrastructure and the integration of the disposed assets with assets remaining with the company.

A summary of the book value of the disposed assets is as follows:

(dollars in millions)
Inventories, net of reserves	$11.6
Machinery and equipment, net of depreciation	$3.7
Intangible assets, net of amortization	$3.9
Assumed liabilities	$2.6

In addition to the asset sale agreement, the company entered into a short-term lease agreement for its Billerica facility and supply, transitional manufacturing and non-compete agreements. The company recorded deferred gains of approximately $4.6 million related to certain of these agreements. As a result of the sale, the company recorded a pretax gain of $45.5 million in other (income) expense, net ($31.1 million after-tax).

Legal and patent settlements, net - In the first quarter of 2004, the company settled certain commercial litigation related to the company’s brachytherapy business and reversed $16.0 million ($9.8 million after-tax) of a $58.0 million pretax charge recorded in the fourth quarter of 2003 related to this litigation. In addition, during

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the first quarter of 2004, the company recorded a $3.9 million pretax charge for an unrelated legal settlement ($2.3 million after-tax). In the second quarter of 2004, the company settled an intellectual property dispute related to certain of the company’s laparoscopic irrigators and recorded a pretax charge of $10.5 million ($6.3 million after-tax).

In the fourth quarter of 2003, the company recorded a pretax charge of $58.0 million ($35.5 million after-tax) for certain commercial litigation related to the company’s brachytherapy business. In addition, during the fourth quarter of 2003, the company reached a settlement on an intellectual property matter and recorded a pretax gain of $3.5 million ($2.1 million after-tax).

In 2002, a $5.0 million pretax gain ($3.0 million after-tax) was recorded for the reversal of a legal accrual which had been established in 1998 in connection with the criminal conviction of three former Bard employees. The matter was finally concluded by court order in the first quarter of 2002, and, accordingly, the accrual was reversed in that period.

Investment gain - On April 23, 2004, Zimmer Holdings, Inc. announced that it had completed its acquisition of privately-held Implex Corp. (“Implex”) for $98.6 million in cash. Bard held Implex shares at a zero basis and accordingly recorded a $6.2 million pretax gain ($3.7 million after-tax) arising from the company’s cash proceeds associated with this transaction during the second quarter of 2004.

Asset impairments - The majority of the $6.1 million fourth quarter 2003 charge for asset impairments ($3.6 million after-tax) was related to the company’s pain management pump program. This program was administered internally with regard to marketing and sales and by a third-party partner for manufacture and future product development. At December 31, 2003, the company recorded $0.1 million in net sales related to pain management pump products. During the fourth quarter of 2003, the company reviewed the pain management pump program’s status and anticipated development timelines. The company determined that the revised program timelines reduced the significant product features and competitive advantages that the program first promised. Most notably, the company determined that the revised timelines would not produce a product with a number one or strong number two market share position. Based upon this reassessment, the company informed its partner of the company’s intention to terminate the development arrangement. The asset impairment charge related primarily to the write-off of intangible and tangible assets associated with the program.

Divisional and manufacturing restructuring - During the first and third quarters of 2002, based upon reviews of administrative, divisional and manufacturing operations, the company’s management, with board approval, committed to certain initiatives to eliminate excess capacity, reduce redundant positions and improve product profitability. These initiatives included the exit from two manufacturing facilities in the United States, one manufacturing facility in Europe and two administrative offices in the United States by the end of 2003. A total of 617 manufacturing, manufacturing support and administrative positions were eliminated at these five locations and elsewhere. The manufacturing initiatives resulted in the consolidation of manufacturing operations into existing facilities in Mexico, Malaysia and the United States.

The company accounted for these initiatives in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” In total, the company recorded pretax charges of $33.7 million ($20.7 million after tax) in other (income) expense, net during 2002 ($9.1 million in the first quarter of 2002 and $24.6 million in the third quarter of 2002).

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the 2002 restructuring charges and associated accruals for the three years ended December 31, 2004.

	Beginning Balance	Cash Paid	Non-cash Charges	12/31/02 Accrual	Cash Paid	Adjustments	12/31/03 Accrual	Cash Paid	12/31/04 Accrual
	(dollars in millions)
Restructuring provisions
Termination benefits	$19.8	$(8.2)	—	$11.6	$(6.8)	$(2.5)	$2.3	$(2.0)	$0.3
Property, plant and equipment impairment	8.1	—	$(8.1)	—	—	—	—	—	—
Lease termination	2.3	—	—	2.3	(0.5)	(0.2)	1.6	(0.3)	1.3
Idle facility costs	3.5	—	(0.3)	3.2	(1.2)	(1.5)	0.5	—	0.5

Total restructuring provisions	$33.7	$(8.2)	$(8.4)	$17.1	$(8.5)	$(4.2)	$4.4	$(2.3)	$2.1

The 2002 termination benefit charge of $19.8 million consisted of severance payments and benefit continuation payments for 617 positions. Lump-sum payments were made throughout 2003. The company recorded a charge of $8.1 million for the impairment of property, plant and equipment. This charge was determined based on the impaired assets’ net book value compared to their estimated fair market value, including estimated proceeds from disposal. The company recorded a charge of $2.3 million for the estimated present value of future non-cancelable lease payments. This charge was estimated based upon the contractual terms of the agreements. The company believes that due to current market conditions sublease revenues are unlikely. The company will attempt to sell the closed facilities and either redeploy or dispose of the associated assets. The company recorded a charge of $3.5 million for idle facility costs for committed operating expenses which were incurred after the closed facilities ceased production but prior to disposition. Through December 31, 2004, the company has eliminated 610 positions and closed all five facilities.

The 2003 accrual reduction of $4.2 million was offset by incremental expense related to the shortfall in the estimated proceeds for the closed manufacturing facilities of approximately $1.7 million. The net adjustment to 2002 divisional and manufacturing restructuring was a $2.5 million pretax gain ($1.6 million after-tax) recorded in other (income) expense, net. In 2004, the company recorded a pretax gain of $2.7 million ($2.6 million after-tax) related to the disposal of a manufacturing facility closed as a result of a prior-year restructuring program.

Merger termination costs - On May 29, 2001, Bard entered into an agreement that provided for the merger of Bard with a subsidiary of Tyco International Ltd. (“Tyco Merger Agreement”). On February 6, 2002, Bard and Tyco agreed to terminate this agreement. Each company agreed to bear its own costs and expenses. Neither company paid a break-up fee. In the first quarter of 2002, the company recorded a pretax charge of $6.2 million ($4.0 million after-tax) associated with the termination of the Tyco Merger Agreement. In the fourth quarter of 2003, the company reversed the remaining accruals for termination costs and recorded a pretax gain of $0.4 million ($0.2 million after-tax).

Noncontrolling interest - The company has entered into one product development arrangement with Genyx Medical, Inc. resulting in a variable interest entity for which Bard is the primary beneficiary. This arrangement requires consolidation under the provisions of FIN 46. For the full year ended December 31, 2004, the company recorded approximately $1.5 million in research and development expense and a corresponding credit in other (income) expense, net for noncontrolling interest related to this arrangement.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Segment Information

The company’s management considers its business to be a single segment entity — the manufacture and sale of medical devices. The company’s products generally share similar distribution channels and customers. The company designs, manufactures, packages, distributes and sells medical, surgical, diagnostic and patient care devices that are purchased by hospitals, physicians and nursing homes, many of which are used once and discarded. The company’s chief operating decision makers evaluate the various global product portfolios on a net sales basis. The company’s chief operating decision makers generally evaluate profitability and associated investment on an enterprise-wide basis due to shared geographic infrastructures. The following table represents net sales and identifiable assets by geographic region. Net sales by geographic region are based on the location of the external customer.

	2004	2003	2002
	(dollars in thousands)
Net sales
United States	$1,156,200	$1,020,400	$928,700
Europe	316,500	258,700	215,200
Japan	84,100	73,300	64,100
Rest of World	99,300	80,700	65,800

Total net sales	$1,656,100	$1,433,100	$1,273,800

Income before tax provision	$414,200	$233,200	$211,000

Long-lived assets
United States	$806,300	$681,800	$544,400
Europe	137,200	111,200	79,100
Japan	—	—	—
Rest of World	11,600	11,500	7,800

Total long-lived assets	$955,100	$804,500	$631,300

Capital expenditures	$74,000	$72,100	$41,000

Depreciation and amortization	$54,700	$44,700	$42,300

The following table presents total net sales by disease state management.

	2004	2003	2002
	(dollars in thousands)
Vascular	$393,000	$307,300	$259,700
Urology	493,100	451,500	419,700
Oncology	388,900	336,300	299,000
Surgery	313,300	272,300	229,500
Other products	67,800	65,700	65,900

Total net sales	$1,656,100	$1,433,100	$1,273,800

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Unaudited Interim Financial Information

The following table sets forth unaudited quarterly financial information for the years ended 2004 and 2003:

2004	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
	(dollars in thousands except per share amounts)
Net sales	$393,800	$416,300	$421,900	$424,100	$1,656,100
Cost of goods sold	$161,600	$169,000	$168,100	$161,600	$660,300
Income before taxes	$98,300	$79,100	$141,700	$95,100	$414,200
Net income	$71,900	$58,700	$102,400	$69,800	$302,800
Per share information:
Basic earnings per share	$0.69	$0.56	$0.98	$0.67	$2.90
Diluted earnings per share	$0.67	$0.55	$0.95	$0.65	$2.82

For the first quarter of 2004, in addition to interest income and exchange gains and losses, other (income) expense, net included the adjustment of a fourth quarter 2003 reserve recorded in connection with a legal verdict. This adjustment resulted in additional pretax income of $16.0 million ($9.8 million after-tax; $0.09 diluted earnings per share), partially offset by a charge for an unrelated legal settlement of $3.9 million pretax ($2.3 million after-tax; $0.02 diluted earnings per share). In addition, the company recorded a $1.1 million tax credit in income tax provision related to the retroactive effective date of its Malaysian high-technology pioneer grant ($0.01 diluted earnings per share). For the second quarter of 2004, in addition to interest income and exchange gains and losses, other (income) expense, net included a charge for a legal settlement partially offset by an investment gain, which resulted in a net pretax charge of $4.3 million ($2.6 million after-tax; $0.02 diluted earnings per share). For the third quarter of 2004, in addition to interest income and exchange gains and losses, other (income) expense, net included a gain from the sale of certain assets of the company’s Endoscopic Technologies Division of $44.9 million pretax ($30.8 million after-tax; $0.29 diluted earnings per share). In addition, the company recorded miscellaneous gains related to the sale of a facility and the conclusion of an intellectual property matter of $3.5 million pretax ($3.0 million after-tax). In total, these items resulted in a gain of $0.31 diluted earnings per share. For the fourth quarter of 2004, in addition to interest income and exchange gains and losses, other (income) expense, net includes an adjustment to the gain from the sale of certain assets of the company’s Endoscopic Technologies Division of $0.6 million pretax ($0.3 million after-tax).

2003	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
	(dollars in thousands except per share amounts)
Net sales	$335,900	$354,200	$361,800	$381,200	$1,433,100
Cost of goods sold	$146,200	$152,600	$154,700	$155,900	$609,400
Income before taxes	$64,700	$68,200	$71,100	$19,200	$223,200
Net income	$46,900	$49,500	$51,500	$20,600	$168,500
Per share information:
Basic earnings per share	$0.45	$0.48	$0.50	$0.20	$1.63
Diluted earnings per share	$0.45	$0.47	$0.49	$0.19	$1.60

In addition to interest income and foreign exchange gains and losses, other (income) expense, net in 2003 included the following items: a charge for a legal verdict in the amount of $58.0 million before tax ($35.5 million after-tax; $0.34 diluted earnings per share), a gain from a legal settlement of $3.5 million before tax ($2.1 million after-tax; $0.02 diluted earnings per share), the final adjustment of 2002 restructuring charges and reserves for certain items of $2.9 million before tax ($1.8 million after-tax; $0.02 diluted earnings per share) offset by a charge for product line asset write-downs of $6.1 million before tax ($3.6 million after-tax; $0.03 diluted earnings per share).

C. R. BARD, INC. AND SUBSIDIARIES

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

The company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the company’s reports under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well defined and operated, can provide only reasonable assurance of achieving the desired control objectives. In particular, while the company’s disclosure controls and procedures encompass the company’s consolidation of financial information related to a variable interest entity in accordance with FIN 46, the company did not have oversight over the entity’s control process.

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of December 31, 2004. Based upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

With respect to management’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002, the company has implemented certain improvements to the company’s internal control over financial reporting including, among others, implementing a new ERP information system to manage its business operations, enhancing security controls on the company’s Information Technology (IT) systems, improving change control procedures for its IT systems, enhancing automated controls with respect to a variety of the company’s software systems and improving certain segregations of duties. Although the transition has proceeded to date without material adverse effects, the possibility exists that our migration to the new ERP information system could adversely affect the company’s controls and procedures. The process of implementing new information systems could adversely impact our ability to do the following in a timely manner: accept and process customer orders, receive inventory and ship products, invoice and collect receivables, place purchase orders and pay invoices and all other business transactions related to the finance, including order entry, purchasing and supply chain processes within the ERP systems.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of the company’s internal control over financial reporting. See “Management’s Annual Report On Internal Control Over Financial Reporting,” above.

Item 9B. Other Information

On February 9, 2005, the Compensation Committee of the Board of Directors approved the 2005 performance criteria under the 1994 Executive Bonus Plan (the “Plan”), which was re-approved by the company’s shareholders at the 2004 annual meeting and is described in more detail in the company’s definitive Proxy Statement for its 2004 annual meeting of shareholders. The performance criteria include (i) growth in earnings per share, and (ii) to a lesser degree, sales, cash flow from operations and return on investment. Bonus calculations are based on operational results and are generally exclusive of items of an unusual or infrequent nature. For Group Vice Presidents, 50% of their bonuses will be calculated based on the degree to which their business units achieve results, and 50% will be calculated based on the corporate financial targets described above. No award shall exceed $1,800,000 with respect to any fiscal year.

On December 10, 2004, the Board of Directors approved an amendment to the company’s Bylaws. Article VI, Section 2 of the Bylaws previously stated that “The salaries of all general managers and Corporate Officers shall be fixed by the Board of Directors.” This provision was replaced in its entirety with the following provision: “The salaries of all executive officers shall be fixed by the Board of Directors or any committee or sub-committee of the Board of Directors.” The company believes this amendment is not material. A copy of the company’s Bylaws as so amended is attached hereto as Exhibit 3b.

C. R. BARD, INC. AND SUBSIDIARIES

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors of the Registrant

Information with respect to Directors of the company is incorporated herein by reference to the material contained under the heading “Proposal No. 1 - Election of Directors” in the company’s definitive Proxy Statement for its 2005 annual meeting of shareholders.

Executive Officers of the Registrant

Information with respect to Executive Officers of the company begins on page I-9 of this filing.

The information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the company’s definitive Proxy Statement for its 2005 annual meeting of shareholders is incorporated herein by reference.

The information contained under the caption “The Board of Directors and Committees of the Board - Board Committees - Audit Committee,” as it relates to the designation of an “audit committee financial expert” and the identification of the members of the Audit Committee, and under the caption “Director Independence,” as it relates to the independence of the members of the company’s Board of Directors, in the company’s definitive Proxy Statement for its 2005 annual meeting of shareholders is incorporated herein by reference.

Code of Ethics

The company has adopted, and has posted on its website at www.crbard.com, a Code of Ethics for Senior Financial Officers that applies to the company’s chief executive officer, chief financial officer and controller. The company intends to disclose any amendments to, or waivers from, the Code of Ethics on the website set forth above. A copy of the Code of Ethics for Senior Financial Officers is available free of charge, upon written request sent to C. R. Bard, Inc., 730 Central Avenue, Murray Hill, New Jersey 07974, Attention: Secretary.

Item 11. Executive Compensation

The information contained under the captions “Summary Compensation Table,” “Certain Compensation Arrangements,” “Compensation of Outside Directors,” “Summary of Director Compensation,” “Option Grants in Last Fiscal Year,” “Aggregated Option Exercises in Last Fiscal Year, and Fiscal Year-End Option Values,” “Long-Term Incentive Plans-Awards in Last Fiscal Year” and “Pension Table” in the company’s definitive Proxy Statement for its 2005 annual meeting of shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information contained under the captions “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and “Equity Compensation Plan Information” in the company’s definitive Proxy Statement for its 2005 annual meeting of shareholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information contained under the caption “Related Party Transactions” in the company’s definitive Proxy Statement for its 2005 annual meeting of shareholders is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information contained under the caption “Fiscal 2004 and 2003 Audit Firm Fee Summary” and “Audit Committee Pre-Approval Policies and Procedures” in the company’s definitive Proxy Statement for its 2005 annual meeting of shareholders is incorporated herein by reference.

III-1

C. R. BARD, INC. AND SUBSIDIARIES

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)

l. Financial Statements. See Index to Consolidated Financial Statements at Item 8, page II-25 of this report.

2. Financial Statement Schedules.

Schedule II. Valuation and Qualifying Accounts for the years ended December 31, 2004, 2003 and 2002.

	Balance Beginning of Year	Charges to Costs and Expenses	Deductions (1)	Balance End of Year
	(dollars in thousands)
Year Ended December 31, 2004
Allowance for inventory obsolescence	$36,600	$8,300	$(14,100)	$30,800
Allowance for doubtful accounts	21,700	2,000	(900)	22,800

Totals	$58,300	$10,300	$(15,000)	$53,600

	Balance Beginning of Year	Charges to Costs and Expenses	Deductions (1)	Balance End of Year
	(dollars in thousands)
Year Ended December 31, 2003
Allowance for inventory obsolescence	$35,500	$15,400	$(14,300)	$36,600
Allowance for doubtful accounts	19,100	2,000	600	21,700

Totals	$54,600	$17,400	$(13,700)	$58,300

	Balance Beginning of Year	Charges to Costs and Expenses	Deductions (1)	Balance End of Year
	(dollars in thousands)
Year Ended December 31, 2002
Allowance for inventory obsolescence	$34,800	$18,800	$(18,100)	$35,500
Allowance for doubtful accounts	17,800	2,400	(1,100)	19,100

Totals	$52,600	$21,200	$(19,200)	$54,600

(1)	Includes writeoffs and the impact of exchange.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

C. R. BARD, INC. AND SUBSIDIARIES

3. Exhibits

Number
3a	Registrant’s Restated Certificate of Incorporation, as amended, as of May 28, 2004, filed as Exhibit 3.1 to the company’s June 30, 2004 Form 10-Q and Exhibit 3.2 to the company’s October 20, 2004 Form 8-K, is incorporated herein by reference.

3b	Registrant’s Bylaws amended as of December 10, 2004

4a	Rights Agreement dated as of October 11, 1995 between C. R. Bard, Inc. and First Chicago Trust Company of New York as Rights Agent, filed as Exhibit 1 to the company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 12, 1995 and the Certificate of Adjustment delivered by C. R. Bard, Inc. to EquiServe Trust Company, N.A., as successor to First Chicago Trust Company of New York, as Rights Agent, on May 28, 2004, filed as Exhibit 4.2 to the company’s Amendment No. 1 to Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 28, 2004, are incorporated herein by reference.

4b	Form of Indenture, dated as of December 1, 1996 between C. R. Bard, Inc. and The Chase Manhattan Bank, N.A., as trustee, filed as Exhibit 4.1 to the company’s Registration Statement on Form S-3, File No. 333-05997, is incorporated herein by reference.

10c	C. R. Bard, Inc. Amended and Restated Supplemental Executive Retirement Agreement With William H. Longfield dated as of October 11, 2000, filed as Exhibit 10c to the company’s September 30, 2000 Form 10-Q, is incorporated herein by reference.

10d*	C. R. Bard, Inc. 1990 Stock Option Plan, filed as Exhibit 10h to the company’s 1993 Annual Report on Form 10-K, is incorporated herein by reference.

10e*	C. R. Bard, Inc. 1989 Employee Stock Appreciation Rights Plan, filed as Exhibit 10i to the company’s 1993 Annual Report on Form 10-K, is incorporated herein by reference.

10f*	C. R. Bard, Inc. Agreement and Plans Trust amended and restated as of September 29, 2004

10g*	Forms of Supplemental Insurance/Retirement Plan, Plan I - For new corporate officer when previous agreement as non-officer exists, Plan II - For new corporate officer when no previous agreement exists, filed as Exhibit 10k to the company’s 1993 Annual Report on Form 10-K, is incorporated herein by reference.

10h*	Stock Equivalent Plan For Outside Directors of C. R. Bard, Inc. amended and restated as of October 10, 2001, filed as Exhibit 10h to the company’s 2001 Annual Report on Form 10-K, is incorporated herein by reference.

10i*	Deferred Compensation Contract Deferral of Directors’ Fees, as amended, filed as Exhibit 10m to the company’s 1993 Annual Report on Form 10-K, is incorporated herein by reference.

10j*	1988 Directors Stock Award Plan of C. R. Bard, Inc. amended and restated as of March 1, 2002, filed as Exhibit 10j to the company’s 2001 Annual Report on Form 10-K, is incorporated herein by reference.

10k*	C. R. Bard, Inc. Excess Benefit Plan as of July 13, 1988, filed as Exhibit 10o to the company’s 1993 Annual Report on Form 10-K, is incorporated herein by reference.

10l*	C. R. Bard, Inc. Supplemental Executive Retirement Plan, as of July 13, 1988, filed as Exhibit 10p to the company’s 1993 Annual Report on Form 10-K, is incorporated herein by reference.

10m*	C. R. Bard, Inc. 1994 Executive Bonus Plan, filed as Exhibit 10m to the company’s March 31, 2004 Form 10-Q is incorporated herein by reference.

C. R. BARD, INC. AND SUBSIDIARIES

Number
10n*		C. R. Bard, Inc. Long Term Performance Incentive Plan effective as of January 1, 1977, filed as Exhibit 10r to the company’s 1993 Annual Report on Form 10-K, is incorporated herein by reference.

10o*		Form of Deferred Compensation Contract Deferral of Discretionary Bonus, filed as Exhibit 10s to the company’s 1993 Annual Report on Form 10-K, is incorporated herein by reference.

10p*		Form of Deferred Compensation Contract Deferral of Salary, filed as Exhibit 10t to the company’s 1993 Annual Report on Form 10-K, is incorporated herein by reference.

10q*		1993 Long Term Incentive Plan of C. R. Bard, Inc., as amended effective October 9, 2002, filed as Exhibit 10q to the company’s September 30, 2002 Form 10-Q, is incorporated herein by reference.

10r*		John H. Weiland Change of Control Agreement, dated as of March 11, 1996, filed as Exhibit 10w to the company’s 1995 Annual Report on Form 10-K, is incorporated herein by reference.

10t*		Timothy M. Ring Change of Control Agreement, dated as of March 12, 1996, filed as Exhibit 10y to the company’s 1995 Annual Report on Form 10-K, is incorporated herein by reference.

10v*		Charles P. Grom Change of Control Agreement, dated as of December 11, 1996, filed as Exhibit 10aa to the company’s 1996 Annual Report on Form 10-K, is incorporated herein by reference.

10z*		C. R. Bard, Inc. Management Stock Purchase Plan, amended and restated as of July 10, 2002, filed as Exhibit 10z to the company’s 2002 Annual Report on Form 10-K, is incorporated herein by reference.

10aa*		1998 Employee Stock Purchase Plan, amended as of July 1, 2000, filed as Exhibit 10aa to the company’s March 31, 2003 Form 10-Q, is incorporated herein by reference.

10ab*		Retirement Plan for Outside Directors of C. R. Bard, Inc., amended and restated as of September 9, 1992, filed as Exhibit 10ab to the company’s 1999 Annual Report on Form 10-K, is incorporated herein by reference.

10ac*		Joseph A. Cherry Change of Control Agreement, dated as of June 30, 2000, filed as Exhibit 10ac to the company’s June 30, 2000 Form 10-Q, is incorporated herein by reference.

10ae*		Todd C. Schermerhorn Change of Control Agreement, dated as of October 14, 1998, filed as Exhibit 10ac to the company’s September 30, 1998 Form 10-Q, is incorporated herein by reference.

10af*		James L. Natale Change of Control Agreement, dated as of October 14, 1998, filed as Exhibit 10ad to the company’s September 30, 1998 Form 10-Q, is incorporated herein by reference.

10ag*		Supplemental Retirement Benefits for William H. Longfield dated October 11, 2000, as amended, filed as Exhibit 10ag to the company’s 2002 Annual Report on Form 10-K, is incorporated herein by reference.

10ah*		Employment Letter with Joseph A. Cherry effective June 30, 2000, filed as Exhibit 10ah to the company’s 2001 Annual Report on Form 10-K, is incorporated herein by reference.

10aj*		Robert L. Mellen Change of Control Agreement, dated as of May 1, 2002, filed as Exhibit 10aj to the company’s June 30, 2002 Form 10-Q, is incorporated herein by reference.

10ak*		Bronwen K. Kelly Change of Control Agreement, dated as of May 1, 2002, filed as Exhibit 10ak to the company’s June 30, 2002 Form 10-Q, is incorporated herein by reference.

10al	*	C. R. Bard, Inc. First Amendment To Amended And Restated Supplemental Executive Retirement Agreement With William H. Longfield, dated as of December 11, 2002, filed as Exhibit 10al to the company’s 2002 Annual Report on Form 10-K, is incorporated herein by reference.

C. R. BARD, INC. AND SUBSIDIARIES

Number
10am*	2003 Long Term Incentive Plan of C. R. Bard, Inc., as amended and restated, filed as Exhibit 10am to the company’s March 31, 2004 Form 10-Q, is incorporated herein by reference.

10an*	Scott T. Lowry Change of Control Agreement, dated as of April 16, 2003, filed as Exhibit 10an to the company’s March 31, 2003 Form 10-Q, is incorporated herein by reference.

10ao*	Form of Change of Control Agreements with each of Amy S. Paul and Brian P. Kelly dated June 1, 2003, Christopher D. Ganser dated July 1, 2003, Brian R. Barry dated September 1, 2003 and John A. DeFord, Ph.D. dated January 20, 2004 and Judith A. Reinsdorf dated November 3, 2004, filed as Exhibit 10ao to the company’s June 30, 2003 Form 10-Q, is incorporated herein by reference.

10ap*	Form of Amendment dated May 5, 2003 to Change of Control Agreements with each of Timothy M. Ring, John H. Weiland, Todd C. Schermerhorn, Joseph A. Cherry, Charles P. Grom, James L. Natale, Bronwen K. Kelly, Robert L. Mellen and Scott T. Lowry, filed as Exhibit 10ap to the company’s June 30, 2003 Form 10-Q, is incorporated herein by reference.

10aq*	Form of Stock Option Agreement under the company’s 2003 Long Term Incentive Plan

10ar*	Form of Restricted Stock Agreement under the company’s 2003 Long Term Incentive Plan

10as*	Form of Stock Option Agreement under the company’s 1988 Directors Stock Award Plan, as amended, filed as Exhibit 10au to the company’s September 30, 2003 Form 10-Q, is incorporated herein by reference.

10at*	Letter agreement entered into by the company with John H. Weiland dated December 12, 1995

10au*	2005 Performance Criteria under the 1994 Executive Bonus Plan

12.1	Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

99	Indemnity agreement between the company and each of its directors and officers, filed as Exhibit 99 to the company’s 1993 Annual Report on Form 10-K, is incorporated herein by reference.

*	Each of these exhibits listed under the number 10 constitutes a management contract or a compensatory plan or arrangement.

All other exhibits are not applicable.

C. R. BARD, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C. R. BARD, INC. (Registrant)

Date: February 25, 2005	By:	/s/ TODD C. SCHERMERHORN
Todd C. Schermerhorn Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ TIMOTHY M. RING Timothy M. Ring	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2005

/s/ TODD C. SCHERMERHORN Todd C. Schermerhorn	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2005

/s/ CHARLES P. GROM Charles P. Grom	Vice President and Controller (Principal Accounting Officer)	February 25, 2005

/s/ MARC C. BRESLAWSKY Marc C. Breslawsky	Director	February 25, 2005

/s/ T. KEVIN DUNNIGAN T. Kevin Dunnigan	Director	February 25, 2005

/s/ HERBERT L. HENKEL Herbert L. Henkel	Director	February 25, 2005

/s/ WILLIAM H. LONGFIELD William H. Longfield	Director	February 25, 2005

/s/ THEODORE E. MARTIN Theodore E. Martin	Director	February 25, 2005

/s/ GAIL K. NAUGHTON Gail K. Naughton	Director	February 25, 2005

/s/ ANTHONY WELTERS Anthony Welters	Director	February 25, 2005

/s/ TONY L. WHITE Tony L. White	Director	February 25, 2005