Form 10-Q
period 2005-03-31
BARD C R INC /NJ/
filed 2005-05-02
CIK 9892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005

Commission File Number 1-6926

C. R. BARD, INC.

(Exact name of registrant as specified in its charter)

New Jersey	730 Central Avenue Murray Hill, New Jersey 07974	22-1454160
(State of incorporation)	(Address of principal executive offices)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2005
Common Stock - $0.25 par value	105,113,941

C. R. BARD, INC. AND SUBSIDIARIES

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands except par values, unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$555,600	$540,800
Short-term investments	4,600	4,600
Accounts receivable, net	286,400	290,100
Inventories	171,100	156,700
Short-term deferred tax assets	37,500	37,000
Other current assets	23,700	24,800

Total current assets	1,078,900	1,054,000

Net property, plant and equipment	273,900	260,800
Patents, net of amortization	143,200	140,000
Intangible assets, net of amortization	114,200	94,500
Goodwill	365,400	365,700
Other assets	92,200	94,100

Total noncurrent assets	988,900	955,100

	$2,067,800	$2,009,100

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$100	$100
Accounts payable	55,800	52,200
Accrued expenses	200,400	228,100
Federal and foreign income taxes	124,300	109,900

Total current liabilities	380,600	390,300

Long-term debt	151,400	151,400
Other long-term liabilities	77,500	85,100
Deferred income taxes	5,100	6,500

Total noncurrent liabilities	234,000	243,000

Total liabilities	614,600	633,300

Noncontrolling interest	—	15,700
Shareholders’ investment:
Common stock, $0.25 par value, authorized 600,000,000 shares; issued and outstanding 105,113,941 at March 31, 2005 and 104,672,310 at December 31, 2004	26,300	26,200
Capital in excess of par value	507,600	448,900
Retained earnings	906,300	858,100
Accumulated other comprehensive loss	4,600	5,300
Translation adjustment	40,500	40,900
Unearned compensation	(32,100)	(19,300)

Total shareholders’ investment	1,453,200	1,360,100

	$2,067,800	$2,009,100

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(shares and dollars in thousands except per share amounts, unaudited)

	For the Three Months Ended March 31,
	2005	2004
Net sales	$428,600	$393,800

Costs and expenses:
Cost of goods sold	164,900	161,600
Marketing, selling and administrative expense	128,600	120,700
Research and development expense	27,200	23,200
Interest expense	3,100	3,400
Other (income) expense, net	(6,400)	(13,400)

Total costs and expenses	317,400	295,500

Income before tax provision	111,200	98,300

Income tax provision	29,900	26,400

Net income	$81,300	$71,900

Basic earnings per share	$0.78	$0.69

Diluted earnings per share	$0.75	$0.67

Weighted average common shares outstanding - basic	104,900	104,000

Weighted average common shares outstanding - diluted	108,200	106,600

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT

(dollars in thousands except share and per share amounts, unaudited)

	Common Stock		Capital in Excess Of Par Value	Retained Earnings	Accumulated Other Comp. Inc/(Loss)	Unearned Compensation	Total
	Shares	Amount
Balance at December 31, 2004	104,672,310	$26,200	$448,900	$858,100	$46,200	$(19,300)	$1,360,100
Net income				81,300			81,300
Available for sale securities (net of $600 taxes)					(1,000)		(1,000)
Change in derivative instruments designated as cash flow hedges (net of $100 taxes)					300		300
Foreign currency translation adjustment					(400)		(400)

Total Comprehensive Income				81,300	(1,100)	—	80,200
Cash dividends ($0.12 per share)				(12,600)			(12,600)
Issuance of common stock	741,631	200	47,400			(14,900)	32,700
Purchases of common stock for treasury	(300,000)	(100)		(20,500)			(20,600)
Tax benefit relating to incentive stock options and employee stock purchase plans			11,300				11,300
Amortization of deferred compensation						2,100	2,100

Balance at March 31, 2005	105,113,941	$26,300	$507,600	$906,300	$45,100	$(32,100)	$1,453,200

Balance at December 31, 2003	51,754,871	$12,900	$338,700	$703,200	$100	$(9,200)	$1,045,700
Net income				71,900			71,900
Available for sale securities (net of $1,100 taxes)					2,100		2,100
Change in derivative instruments designated as cash flow hedges (net of $300 taxes)					300		300
Foreign currency translation adjustment					17,300		17,300

Total Comprehensive Income				71,900	19,700	—	91,600
Cash dividends ($0.23 per share)				(11,900)			(11,900)
Issuance of common stock	664,432	200	43,200			(7,000)	36,400
Purchases of common stock for treasury	(250,000)	(100)		(23,300)			(23,400)
Tax benefit relating to incentive stock options and employee stock purchase plans			9,000				9,000
Amortization of deferred compensation						(1,200)	(1,200)

Balance at March 31, 2004	52,169,303	$13,000	$390,900	$739,900	$19,800	$(17,400)	$1,146,200

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	For The Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$81,300	$71,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,700	13,800
Deferred income taxes	(1,300)	10,400
Expenses under stock plan	2,100	1,200
2003 legal verdict	—	(16,000)
Other legal settlements	—	3,900
Retroactive tax credits	—	(1,100)
Other noncash items	1,100	(1,300)
Changes in assets and liabilities:
Accounts receivable	3,200	(14,300)
Inventories	(16,800)	400
Other operating assets	2,400	2,200
Current liabilities, excluding debt	16,600	5,600
Other long-term liabilities	2,900	1,800

Net cash provided by operating activities	108,200	78,500

Cash flows from investing activities:
Capital expenditures	(23,300)	(19,900)
Payments made for purchases of businesses	—	—
Patents and other intangibles	(53,500)	(800)

Net cash used in investing activities	(76,800)	(20,700)

Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowing, net	—	(16,000)
Common stock issued for options and benefit plans	18,500	22,600
Purchase of common stock	(20,600)	(23,400)
Dividends paid	(12,600)	(11,900)

Net cash used in financing activities	(14,700)	(28,700)

Effect of exchange rate changes on cash and cash equivalents	—	8,500
Effect of variable interest entity	(1,900)	3,400
Increase in cash and cash equivalents during the period	14,800	41,000

Balance at January 1	540,800	417,400

Balance at March 31	$555,600	$458,400

(dollars in thousands)
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$300	$400
Income Taxes	$4,300	$4,300

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nature of Operations - C. R. Bard, Inc. (the “company” or “Bard”) is engaged in the design, manufacture, packaging, distribution and sale of medical, surgical, diagnostic and patient care devices. The company markets its products worldwide to hospitals, individual health care professionals, extended care facilities and alternate site facilities. Bard holds strong market positions in vascular, urology, oncology and surgical specialty products. In general, the company’s products are intended to be used once and discarded or implanted either temporarily or permanently. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements contained in the company’s 2004 Annual Report on Form 10-K.

Consolidation - The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The accounts of most foreign subsidiaries are consolidated as of February 28, 2005 and 2004 and November 30, 2004. No events occurred related to these foreign subsidiaries during the months of March 2005 or December or March 2004 that materially affected the financial position or results of operations of the company. The company has no unconsolidated subsidiaries and no special purpose entities. The company believes it has a potential variable interest with one supplier. The long-standing agreement the company has with such supplier did not contemplate or require the exchange of financial or operational data, and the company, after exhaustive efforts, has been unable to obtain sufficient information to determine whether, in fact, Bard has a variable interest in the supplier. The company presently believes it has no exposure to losses resulting from its involvement with this entity. The company has purchased $3.0 million and $2.9 million of raw materials from this supplier for the three months ended March 31, 2005 and March 31, 2004, respectively.

Basis of Presentation and Use of Estimates - The condensed financial statements have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 31, 2004. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the three months ended March 31, 2005 are not necessarily indicative of the results expected for the year.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires the company to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities at the date of the financial statements. The company evaluates these estimates and judgments on an ongoing basis and bases its estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Research and Development - Research and development expenses are comprised of expenses related to internal research and development activities, milestone payments for third-party research and development activities and acquired in-process research and development (“IPR&D”) costs arising from the company’s business development activities. The components of internal research and development expense include: salary and benefits, allocated overhead and occupancy costs, clinical trial and related clinical manufacturing costs, contract services and other costs. All research and development costs are expensed as incurred.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation - The company maintains various stock-based employee and director compensation plans. The company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Compensation costs that have been charged against income related to certain of the company’s plans would not be materially different under SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). No stock-based employee compensation cost is reflected in net income for employee option grants, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Additionally, in accordance with APB 25 and related interpretations, the company recognizes no compensation expense for the discount associated with the 1998 Employee Stock Purchase Plan of C. R. Bard, Inc. (“ESPP”). The following table illustrates the effect on net income and earnings per share if the company had applied the fair market value recognition provisions of SFAS 123.

	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004
	(dollars in thousands except per share amounts)
Net income as reported	$81.3	$71.9
Pro forma after-tax impact of options at fair value	4.2	4.3
Pro forma after-tax impact of ESPP discount	—	—

Pro forma net income adjusted	$77.1	$67.6

Basic earnings per share as reported	$0.78	$0.69

Diluted earnings per share as reported	$0.75	$0.67

Pro forma basic earnings per share	$0.73	$0.65

Pro forma diluted earnings per share	$0.71	$0.63

The fair market value of stock options is estimated on the date of grant using the Black-Scholes option-pricing model. The following table outlines the assumptions used in the Black-Scholes model.

	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004
Dividend yield	0.8%	1.2%
Risk-free interest rate	4.13%	2.93%
Expected option life in years	5.5	5.1
Expected volatility	27%	31%

The per share fair market value of stock options granted for the three months ended March 31, 2005 and 2004 were $21.00 and $25.61, respectively. The 2004 option valuation has not been restated for the company’s stock split in May 2004. The pro forma after-tax adjustment for options assumes vesting periods of between two to four years. The fair market value of the ESPP discount is based upon the difference between the market price at the time of purchase and the participant’s purchase price. The ESPP pro forma adjustment assumes immediate expense recognition at purchase. All pro forma adjustments have been tax-affected at 35%. No other pro forma adjustments are required since the company records compensation expense for all other stock awards.

Defined Benefit Pension Plans - The company has both tax-qualified and nonqualified noncontributory defined benefit pension plans (“nonqualified plans”) that together cover substantially all domestic and certain

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

foreign employees. These plans provide benefits based upon a participant’s compensation and years of service. The nonqualified plans are made up of the following arrangements: a nonqualified supplemental deferred compensation arrangement and a nonqualified excess pension deferred compensation arrangement. The noncontributory supplemental deferred compensation arrangement provides supplemental income to key executives of the company. The benefit is determined by the accumulation of an account balance that results from a percentage of pay credit and interest. No deferrals of pay are required from participants. The balance is paid to a participant after retirement over a 15-year period. The nonqualified excess pension deferred compensation arrangement provides benefits to key employees that cannot be provided by the qualified plan due to Internal Revenue Service (“IRS”) limitations. The company uses a September 30 measurement date for all of its defined benefit pension plans. The components of net periodic benefit expense for the three months ended March 31, 2005 and 2004 are as follows:

	2005			2004
	Tax Qualified Plans	Non-qualified Plans	Total	Tax Qualified Plans	Non-qualified Plans	Total
	(dollars in millions)
Service cost net of employee contributions	$3.0	$0.5	$3.5	$2.7	$0.3	$3.0
Interest cost	2.7	0.5	3.2	2.6	0.4	3.0
Expected return on plan assets	(3.7)	—	(3.7)	(3.5)	—	(3.5)
Amortization/Settlement/Curtailment	1.0	—	1.0	0.8	—	0.8

Net periodic pension expense	$3.0	$1.0	$4.0	$2.6	$0.7	$3.3

Other Postretirement Benefit Plans - The company does not provide subsidized postretirement health care benefits and life insurance coverage except to a limited number of former employees. Approximately thirty of those former employees receive a limited prescription drug plan. The components of net periodic benefit expense for the three months ended March 31, 2005 and 2004 are as follows:

	2005	2004
	(dollars in millions)
Service cost	—	—
Interest cost	0.2	0.2
Expected return on plan assets	—	—
Amortization unrecognized	—	—
Net loss	0.1	0.1
Prior service cost	—	—
Net transition obligation	—	—
Settlement/curtailment	—	—

Net periodic benefit cost	$0.3	$0.3

Employer Contribution to Defined Benefit and Other Postretirement Plans - The company’s objective in funding its domestic tax-qualified plan is to accumulate funds sufficient to provide for all benefits and to satisfy the minimum contribution requirements of ERISA. Outside the United States, the company’s objective is to fund the international retirement costs over time within the limits of minimum requirements and allowable tax deductions. The company’s annual funding decisions also consider the relationship between each tax-qualified plan’s asset returns compared to the plan’s corresponding expense and consider the relationship between each tax-qualified plan’s accumulated benefit obligation (“ABO”) and its corresponding funded status. No required or voluntary contributions were made to these plans for the three months ended March 31, 2005 and 2004, respectively. For the three months ended March 31, 2005 and 2004, the company made voluntary contributions

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of $0.3 million and $0.2 million to the company’s U.K. tax-qualified plans, respectively. The nonqualified plans and the other postretirement plans are generally not funded.

Stock Split - On April 21, 2004, the company announced that its Board of Directors approved a 2-for-1 stock split, which was effected in the form of a 100 percent stock dividend. The dividend was distributed on May 28, 2004 to shareholders of record as of May 17, 2004. The company has restated the weighted average common shares outstanding and weighted average earnings per share amounts in its Consolidated Statements of Income to reflect the stock split. The company has not restated outstanding share and dividend per share amounts for 2004 in its Consolidated Statements of Shareholders’ Investment. The company has restated all weighted average common shares outstanding and weighted average earnings per share amounts presented in its notes to consolidated financial statements. The company has not restated its historical pro forma Black-Scholes option valuations.

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

	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004
	(dollars and shares in thousands except per share amounts)
Net income	$81,300	$71,900

Weighted average common shares outstanding	104,900	104,000
Incremental common shares issuable: stock options and awards	3,300	2,600

Weighted average common shares outstanding assuming dilution	108,200	106,600

Basic earnings per share	$0.78	$0.69

Diluted earnings per share	$0.75	$0.67

Common stock equivalents from stock options and stock awards of approximately 14,900 shares and 13,500 shares at March 31, 2005 and 2004, respectively, were not included in the diluted earnings per share calculation because their effect is antidilutive.

Inventories - Inventories are stated at the lower of cost or market. Cost components include material, labor and manufacturing overhead. For most domestic divisions, cost is determined using the last-in-first-out (“LIFO”) method. Approximately 78% of the company’s inventory costs are determined using LIFO. For all other inventories cost is determined using the first-in-first-out (“FIFO”) method. Due to changing technologies and cost containment, the difference between the valuation under the LIFO method and the FIFO method is not significant. The following is a summary of inventories:

	March 31, 2005	December 31, 2004
	(dollars in thousands)
Finished goods	$87,000	$88,400
Work in process	34,400	25,500
Raw materials	49,700	42,800

Total	$171,100	$156,700

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, Plant and Equipment - Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. Depreciation is computed over the estimated useful lives of depreciable assets using the straight-line method. The following is a summary of property, plant and equipment:

	March 31, 2005	December 31, 2004
Property, plant and equipment, at cost:
Land	$12,200	$12,200
Buildings and improvements	159,300	146,800
Machinery and equipment	293,900	283,000

	465,400	442,000
Less - accumulated depreciation and amortization	191,500	181,200

Net property, plant and equipment	$273,900	$260,800

Useful lives for property and equipment are as follows:

Buildings and improvements	5 to 50 years
Machinery and equipment	1 to 10 years

Depreciation expense was approximately $10.2 million and $9.4 million for the first quarters ended March 31, 2005 and 2004, respectively.

Software Capitalization - Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line method over an estimated useful life of five to seven years. Capitalized software costs are included in machinery and equipment. In accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the company capitalizes certain costs associated with internal-use software such as the payroll costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internal-use software are expensed until the point at which the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires judgment in determining when a project has reached the development stage and the period over which the company expects to benefit from the use of that software. The company capitalized $5.9 million and $9.1 million of internal-use software in each of the quarters ended March 31, 2005 and 2004, respectively.

Acquisitions and Divestitures - The company spent approximately $53.5 million and $0.8 million for the three months ended March 31, 2005 and March 31, 2004, respectively, in the acquisition of businesses, patents, trademarks, purchase rights and other related items to augment its existing product lines. Unaudited pro forma financial information for the transactions described below has not been presented because the effects of these acquisitions were not material on either an individual or aggregate basis. Results of operations of these transactions are included in the company’s consolidated results from the respective dates of acquisition. Several of the company’s recent acquisitions and investments involve milestone payments associated with the achievement of certain targets associated with either research and development, regulatory approval or the transfer of manufacturing capabilities. A summary of contingent milestone payments associated with these acquisitions is included below.

	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
	(dollars in millions)
Acquisition and investment milestones	$42.0	$26.6	$15.4	—	—

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Genyx Medical, Inc. - On December 31, 2002, the company acquired the right, but not the obligation, to purchase substantially all of the assets of Genyx Medical, Inc. (“Genyx”), a privately held medical device company based in California. Genyx developed, manufactured and marketed Uryx®, a proprietary injectable bulking agent for the treatment of stress urinary incontinence. Based upon the provisions of Financial Accounting Standards Board Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”), the company identified Genyx as a variable interest entity for which the company was the primary beneficiary and, accordingly, consolidated the entity beginning March 31, 2004. On January 10, 2005, Bard acquired the agreed-upon assets of Genyx for $53.5 million and is marketing the product under the trade name Tegress™. The company recorded the majority of the purchase price as intangible assets (12-15 year lives). At this time, the company has not finalized the purchase price allocation for Genyx.

Sorenson Medical, Inc. - On October 5, 2004, the company acquired certain assets of the Trach-Eze™ Suction Catheter product line of Sorenson Medical, Inc. The company allocated the $5.2 million purchase price as follows: $3.6 million for patents (10 year life); $0.8 million for machinery and equipment (3-5 year life); $0.6 million for inventory and $0.2 million for noncompete agreement (2 year life). The transaction calls for a contingent milestone payment of $2.0 million based upon performance.

Advanced Surgical, Inc. - On June 30, 2004, the company acquired certain assets of the Advanced Retractor product line of Advanced Surgical, Inc. The acquisition price of $9.7 million was allocated primarily to a $9.2 million licensing agreement (12 year life).

Onux Medical, Inc. - On June 30, 2004, the company acquired substantially all of the assets of Onux Medical, Inc., a manufacturer of a hernia repair fixation system. The company recorded approximately $47.1 million in patents which will be amortized over their useful lives of approximately 15 years. In addition, the company recorded approximately $2.7 million in tax deductible goodwill and approximately $6.0 million in IPR&D. The company has recorded the IPR&D charge in research and development expense in its consolidated statements of income. The value assigned to IPR&D was determined by identifying a specific IPR&D project that would be continued and for which (a) technological feasibility had not been established at the acquisition date, (b) there was no alternative future use and (c) the fair market value was estimable with reasonable reliability. The company considered a variety of factors, including appraisals, in making purchase price allocations. The company’s and third-party appraisals were based on comparable transactions, relief from royalty analysis and other discounted cash-flow approaches.

Bridger Biomed, Inc. - On June 30, 2004, the company acquired all of the outstanding stock of Bridger Biomed, Inc., a supplier of components for the company’s soft tissue repair franchise. The acquisition agreement called for a cash payment of $8.1 million plus two anniversary payments of $8.1 million payable on the eighteenth and thirty-sixth month anniversaries of the transaction and the assumption of certain liabilities. The company recorded the anniversary payments in accrued expenses and other long-term liabilities. The company has recorded approximately $21.2 million in patents which will be amortized over their useful lives, of approximately 15 years. In addition, the company recorded approximately $9.1 million in non-tax deductible goodwill, approximately $0.7 million in IPR&D and miscellaneous assets and liabilities, primarily consisting of a deferred tax liability. The company has recorded the IPR&D charge in research and development expense in its Consolidated Statements of Income. The value assigned to IPR&D was determined by identifying a specific IPR&D project that would be continued and for which (a) technological feasibility had not been established at the acquisition date, (b) there was no alternative future use and (c) the fair market value was estimable with reasonable reliability. The company considered a variety of factors, including appraisals, in making purchase price allocations. The company’s and third-party appraisals were based on comparable transactions, relief from royalty analysis and other discounted cash-flow approaches.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Endoscopic Technologies Divestiture - Consistent with the company’s stated intention to divest, from time to time, lines of businesses in which the company is not able to reasonably attain or maintain a leadership position, the company sold certain assets of its Endoscopic Technologies Division to ConMed Corporation for $81.3 million on September 30, 2004, including a post-closing adjustment. The net sales associated with these assets were previously reported along with other gastroenterological products in the company’s oncology disease state category. The Endoscopic Technologies Division, located in Billerica, Massachusetts, manufactured and marketed devices and accessories used primarily by gastroenterologists for endoscopic procedures. Significant assets of the Endoscopic Technologies Division were retained by the company. The company did not separately measure the pretax profitability of the disposed assets due to the company’s shared corporate infrastructure and the integration of the disposed assets with assets remaining with the company.

A summary of the book value of the disposed assets and liabilities is as follows:

(dollars in millions)
Inventories, net of reserves	$11.6
Machinery and equipment, net of depreciation	$3.7
Intangible assets, net of amortization	$3.9
Assumed liabilities	$2.6

In addition to the asset sale agreement, the company entered into a short-term lease agreement for its Billerica facility and supply, transitional manufacturing and non-compete agreements. The company recorded deferred gains of approximately $4.6 million related to certain of these agreements. As a result of the sale, the company recorded a pretax gain of $45.5 million in other (income) expense, net in 2004. Net sales associated with the divested assets were approximately $15.1 million for the three months ended March 31, 2004.

Goodwill and Acquired Intangible Assets - Goodwill and intangible assets that have indefinite useful lives are no longer to be amortized but rather are to be tested for impairment annually or more frequently if impairment indicators arise. None of the company’s intangible assets have an indefinite life. Intangible assets with determinable lives continue to be amortized on a straight-line basis over their useful lives. Goodwill and intangible assets have been recorded at either incurred or allocated cost. Allocated costs were based on respective fair market values at the date of acquisition.

In accordance with Statements of Financial Accounting Standard No. 142 “Goodwill and Other Intangibles,” the company has identified four reporting units. Each of these reporting units is one level below the company’s single reporting segment and meets the following criteria:

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The balances of goodwill and intangible assets are as follows:

	March 31, 2005
	Gross Carrying Value	Accumulated Amortization	Translation	Net Carrying Value	Wt. Avg. Useful Life
	(dollars in millions)
Patents	$184.7	$(41.5)	$—	$143.2	16
Distribution agreements	18.6	(8.7)	—	9.9	24
Licenses	78.0	(5.6)	—	72.4	13
Core technologies	23.1	(3.4)	0.7	20.4	13
Other intangibles	28.9	(17.6)	0.2	11.5	9

Total other intangibles	$333.3	$(76.8)	$0.9	$257.4

	December 31, 2004
	Gross Carrying Value	Accumulated Amortization	Translation	Net Carrying Value	Wt. Avg. Useful Life
	(dollars in millions)
Patents	$186.0	$(45.1)	$(0.9)	$140.0	16
Distribution agreements	20.6	(10.5)	(0.1)	10.0	17
Licenses	41.6	(12.3)	(2.5)	26.8	12
Core technologies	48.1	(2.8)	0.7	46.0	13
Other intangibles	29.1	(17.2)	(0.2)	11.7	8

Total other intangibles	$325.4	$(87.9)	$(3.0)	$234.5

	Beginning Balance	Additions	Translation	Ending Balance
	(dollars in millions)
Goodwill, (December 31, 2004 through March 31, 2005)	$365.7	$—	$(0.2)	$365.4
Goodwill, (December 31, 2003 through December 31, 2004)	$354.0	$12.0	$(0.3)	$365.7

Annual forecasted amortization expense for the years 2005 through 2010 are as follows based on company’s intangible assets as of March 31, 2005:

	2005	2006	2007	2008	2009	2010
	(dollars in millions)
Annual amortization expense	$24.5	$22.8	$21.8	$21.6	$21.4	$19.6

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

Short-Term Borrowings and Long-Term Debt - The company maintains a commercial paper program and a committed credit facility that supports the company’s commercial paper program. The committed facility may

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

also be used for general corporate purposes. The committed credit facility in the amount of $400.0 million matures in May of 2009. A pricing grid based on the company’s long-term debt ratings determines interest rates and facility fees for the facility. The facility does not require compensating balances. At March 31, 2005, there were no outstanding commercial paper borrowings.

The company has $150.0 million in aggregate principal amount of unsecured notes outstanding at March 31, 2005. The notes mature in 2026 and pay a coupon of 6.70% semiannually. The coupon interest closely approximates the effective annual cost of the notes. The 6.70% notes due 2026 may be redeemed at the option of the note holders on December 1, 2006, at a redemption price equal to the principal amount. Assuming these notes are held to maturity, the market value of the notes approximates $172.4 million at March 31, 2005.

Cash payments for interest equal $0.3 million and $0.4 million for the three months ended March 31, 2005 and 2004, respectively.

Certain of the company’s debt agreements contain customary representations, warranties and default provisions as well as restrictions that, among other things, require the maintenance of minimum net worth and operating cash flow levels and limit the amount of debt that the company may have outstanding. As of March 31, 2005, the company was in compliance with all such financial covenants.

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

The company believes that the proceedings and claims described above will likely be resolved over an extended period of time. While it is not feasible to predict the outcome of many of these proceedings, based upon the company’s experience, current information and applicable law, the company does not expect these proceedings to have a material adverse effect on its consolidated financial position or liquidity. However, one or more of the proceedings could be material to the company’s consolidated results of operations for a future period.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Beginning Balance December 31, 2004	Charges to Costs and Expenses	Deductions	Ending Balance March 31, 2005
	(dollars in thousands)
Product warranty accruals	$2,100	400	(400)	$2,100

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

Income Taxes - All income tax amounts reflect the use of the liability method. Under this method, deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The company believes it has filed tax returns with positions that may be challenged by the tax authorities. These positions relate to, among others, the allocation and/or recognition of income on intercompany transactions, the timing and amount of deductions and the tax treatment related to acquisitions and divestitures. Although the outcome of tax audits is uncertain, in management’s opinion, adequate provisions for income taxes have been made for potential liabilities resulting from such matters. The company believes that the ultimate outcome of these matters will not have a material impact on its financial condition or liquidity but may be material to the income tax provision and net income in a future period.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Concentration Risks - The company is potentially subject to financial instrument concentration of credit risk through its cash investments and trade accounts receivable. To mitigate these risks the company maintains cash and cash equivalents, investments and certain other financial instruments with various major financial institutions. The company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any one institution. Concentrations of risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. However, a significant amount of trade receivables are with national health care systems in several countries. Although the company does not currently foresee a credit risk associated with these receivables, repayment is dependent upon the financial stability of those countries’ national economies. Sales to distributors, which supply the company’s products to many end-users, accounted for approximately 34% of the company’s net sales in 2004, and the five largest distributors, including the company’s Medicon joint venture, combined, accounted for approximately 69% of such sales.

Financial Instruments - The fair market value of cash and cash equivalents, receivables and short-term debt approximate their carrying value due to their short-term maturities. Short-term investments that have original maturities of ninety days or less are considered cash equivalents and amounted to $537.7 million and $525.7 million as of March 31, 2005 and December 31, 2004, respectively. Short-term investments which are not cash equivalents are stated at cost, which approximates their market value.

Investments in equity securities that have readily determinable fair market values are classified and accounted for as available-for-sale in “Other current assets” or “Other assets.” Available-for-sale securities are recorded at fair market value, with the change in fair market value recorded, net of taxes, as a component of accumulated other comprehensive income. The fair market value of available-for-sale securities was approximately $9.0 million and $10.6 million at March 31, 2005 and December 31, 2004, respectively. At March 31, 2005, the company owned approximately 1.4 million shares of Endologix, Inc. (approximately 4% ownership).

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	March 31, 2005		December 31, 2004
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(dollars in thousands)
Yen forward currency agreements	$700	$—	$1,200	$—
Peso forward currency agreements	$20,400	$1,300	$26,400	$1,400
Euro option-based products	$29,700	$100	$39,600	$200

A roll forward of the company’s derivative financial instruments for the three-month period ended March 31, 2005 is as follows:

	Yen forward currency agreements	Peso forward currency agreements	Euro option-based products
	(dollars in thousands)
December 31, 2004 notional amount	$1,200	$26,400	$39,600
New agreements	700	—	—
Expired agreements	(1,200)	(6,000)	(9,900)

March 31, 2005 notional amount	$700	$20,400	$29,700

The fair market value of financial instruments was estimated by discounting expected cash flows using quoted foreign exchange rates as of March 31, 2005 and December 31, 2004. Judgment was employed in developing estimates of fair market value; accordingly, the estimates presented herein are not necessarily indicative of the amounts that the company could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have an effect on the estimated fair market value amounts. At March 31, 2005, the net fair market value of option-based products and the incremental mark-to-market of forward currency agreements are recorded in either “Other current assets” or “Accrued expenses” in the Consolidated Balance Sheet. For the three months ended March 31, 2005, the company reclassified a loss of approximately $0.3 million from accumulated other comprehensive loss to Other (income) expense, net or Cost of goods sold in the Consolidated Statement of Income as hedged intercompany balances were settled and as anticipated currency needs arose. This reclassification was net of approximately $0.1 million of associated tax effects.

Segment Information - The company’s management considers its business to be a single segment entity - the manufacture and sale of medical devices. The company’s products generally share similar distribution channels and customers. The company designs, manufactures, packages, distributes and sells medical, surgical, diagnostic and patient care devices that are purchased by hospitals, physicians and nursing homes, many of which are used once and discarded. The company’s chief operating decision makers evaluate their various global product portfolios on a net sales basis. The company’s chief operating decision makers generally evaluate profitability

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and associated investment on an enterprise-wide basis due to shared infrastructures. The following table represents net sales by geographic region based on the location of the external customer.

	Three Months Ended March 31,
	2005	2004
	(dollars in thousands)
Net sales:
United States	$300,400	$275,800
Europe	79,300	75,400
Japan	22,500	19,500
Rest of World	26,400	23,100

Total net sales	$428,600	$393,800

Income before tax provision	$111,200	$98,300

Long-lived assets	$988,900	$842,000

Capital expenditures	$23,300	$19,900

Depreciation and amortization	$16,700	$13,800

The following table represents net sales by disease state management.

	Three Months Ended March 31,
	2005	2004
	(dollars in thousands)
Net sales:
Vascular	$104,300	$92,100
Urology	127,400	116,500
Oncology	93,200	94,300
Surgery	85,600	75,200
Other products	18,100	15,700

Total net sales	$428,600	$393,800

New Accounting Pronouncements - In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“FAS 151”). FAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of FAS 151 are effective for the fiscal year beginning January 1, 2006. The Company is currently evaluating the provisions of FAS 151 and does not expect that the adoption will have a material impact on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued Statement 123R, “Share-Based Payment” (“Statement 123R”). Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as an operating expense in the income statement. The cost is recognized over the requisite service period based on fair values measured on grant dates. The new standard may be adopted using either the modified prospective transaction method or the modified retrospective method. The company is currently evaluating its share-based employee compensation programs, the potential impact of this statement on its consolidated financial position and results of operations and the alternative adoption methods. On March 29, 2005, the Securities and Exchange Commission (“SEC”) issued SAB 107, “Share Based Payment,” which clarified the SEC’s expectations with regard to the assumptions underlying the fair value estimates of options. On April 14, 2005, the SEC amended the compliance dates for Statement 123R. Under the SEC’s new rule, Statement 123R will be effective for Bard beginning January 1, 2006.

In December 2004, the FASB issued a FASB Staff Position (FSP) No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“AJCA”). FSP FAS 109-1 clarifies that the tax deduction for manufacturers provided for in the AJCA should be accounted for as a special deduction rather than as a tax rate reduction. The manufacturers’ deduction is not available to the company until fiscal year 2006. The company is evaluating the effect the manufacturers’ deduction will have in future fiscal years.

In December 2004, the FASB also issued FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The AJCA creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The company may elect to apply this provision to qualifying earnings repatriations in either fiscal year 2005 or 2006. The deduction is subject to several limitations, and uncertainty remains as to how to interpret numerous provisions in the Act. FSP FAS 109-2 provides additional time for the company to evaluate the impact of the AJCA in applying SFAS No. 109. The company has begun evaluating the effects of the repatriation provision and expects to complete this evaluation within a reasonable period of time. Based on the company’s analysis to date, the range of possible amounts being considered for repatriation is between zero and $750 million. The related potential range of income tax is between zero and $55 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The company reports its results of operations around the concept of disease state management in four major product group categories: vascular, urology, oncology and surgical specialties. The company also has a product group of other products. The company strives to have a leadership position in all of its markets. Approximately 79% of the company’s ongoing net sales in 2004 were derived from products in which the company had a number one or number two market leadership position. See the “Net Sales” discussion below for an explanation of ongoing net sales.

The company’s key growth initiatives include additional focus on research and development, the expansion of its sales organization, business development activities and improved manufacturing efficiencies. The company’s margins and net income are driven by the company’s ability to generate sales of its products and improve operating efficiency. The company’s ability to improve sales over time depends in part upon its success in developing and marketing new products. In this regard, the company has strategically increased funding of research and development activities, with a focus on products and markets that are growing faster than 8%. In 2004, the company spent approximately $111.6 million on research and development, an increase of approximately 27.7% from research and development spending of approximately $87.4 million in 2003. For the first quarter ended March 31, 2005, the company spent approximately $27.2 million on research and development, an increase of approximately 17.2% from research and development spending of approximately $23.2 million in the first quarter ended March 31, 2004. In light of the complexity of the process of developing and bringing new products to market, the company expects a lag of as much as several years before the results of increased research and development spending are reflected in increased net sales. In addition, there can be no assurance that research and development activities will successfully generate new products or that new products will be successful.

In 2003, as part of its effort to generate increased sales, the company increased its U.S. sales force by approximately 50 sales representatives. In the third quarter of 2004, the company began a further sales force expansion to increase its U.S. sales force by approximately 60 sales positions and to increase its international sales force, primarily in Europe, by approximately 40 sales positions. The company believes that its sales force expansions enhance geographic coverage, increase focus on high-growth businesses, facilitate new product introductions and aid in the identification of new product opportunities at the call-point level.

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

The company has a comprehensive program aimed at improving manufacturing efficiencies. This program has built on the company’s past restructuring activities and has resulted in sustained improvement of both margins and cash flow. Gross margins as a percentage of net sales improved by 260 basis points in 2004 as compared to 2003. Gross margins as a percentage of net sales improved by 250 basis points in the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004. The improved cash flow associated with these activities provides additional funding for the company’s research and development activities and other growth initiatives discussed above.

The company has taken advantage of strong cash flow over the past several years to strengthen its balance sheet, reducing total debt to total capitalization from approximately 17% at the end of 2001 to approximately 9% for the period ended March 31, 2005. Working capital increased from approximately $391 million to approximately $698 million over the same period. The company’s strong financial position further enables the company to pursue the growth initiatives discussed above.

Results of Operations

Net Sales

The company’s revenues are generated from sales of the company’s products, net of discounts, returns, rebates and other allowances. Bard reported consolidated net sales for the first quarter ended March 31, 2005 of $428.6 million, an increase of 9% on a reported basis over first quarter ended March 31, 2004 consolidated net sales of $393.8 million.

The geographic breakdown of net sales by the location of the third-party customer for the first quarter periods ending March 31, 2005 and 2004, respectively, is set forth below.

	2005	2004
United States	70%	70%
Europe	19%	19%
Japan	5%	5%
Rest of world	6%	6%

Total net sales	100%	100%

The growth in consolidated net sales for the first quarter ended March 31, 2005 was offset by a decrease of 0.1% as a result of price reductions compared to the prior year. Consolidated net sales were also affected by the impact of exchange rate fluctuations. Exchange rate fluctuations had the effect of increasing consolidated net sales for the quarter ended March 31, 2005 by 1.2% as compared to the prior year. The primary exchange rate movement that impacts net sales is the movement of the Euro compared to the United States dollar. The impact of exchange rate movements on net sales is not indicative of the impact on net earnings due to the offsetting impact of exchange rate movements on operating costs and expenses, costs incurred in other currencies and the company’s hedging activities.

Bard’s first quarter ended March 31, 2005 United States net sales of $300.4 million increased 9% over the first quarter ended March 31, 2004 United States net sales of $275.8 million. Bard’s first quarter ended March 31, 2005 international net sales of $128.2 million increased 9% on a reported basis (5% on a constant currency basis) over first quarter ended March 31, 2004 international net sales of $118.0 million. Within the international category, European net sales grew 5% in the quarter ended March 31, 2005 reflecting slower growth in the quarter than previous quarters, a trend that could continue. Net sales on a constant currency basis is a non-GAAP measure and not a replacement for GAAP results. See “Management’s Use of Non-GAAP Measures” below.

Presented below is a discussion of consolidated net sales by disease state for the quarters ended March 31, 2005 and 2004. Net sales excluding sales of the divested Endoscopic Technologies products (which were previously reported as part of the oncology group) are referred to below as “ongoing net sales.” Ongoing net sales is a non-GAAP measure and not a replacement for GAAP results. See “Management’s Use of Non-GAAP Measures” below.

Product Group Summary of Net Sales

	For the three months ended March 31,
	2005	2004	Change	Constant Currency
	(dollars in thousands)
Vascular	$104,300	$92,100	13%	11%
Urology	127,400	116,500	9%	8%
Oncology	93,200	79,200	18%	17%
Surgery	85,600	75,200	14%	13%
Other	18,100	15,700	15%	15%

Ongoing net sales	428,600	378,700	13%	12%

Divested sales	—	15,100

Total net sales	$428,600	$393,800	9%

Vascular Products - Bard markets a wide range of products for the peripheral vascular market, including endovascular products, electrophysiology products and graft products. Consolidated net sales for the three months ended March 31, 2005 of vascular products increased 13% on a reported basis (11% on a constant currency basis) compared to the prior year’s quarter. United States net sales for the three months ended March 31, 2005 of vascular products grew 18% compared to the prior year’s quarter. International net sales for the three months ended March 31, 2005 increased 8% on a reported basis (3% on a constant currency basis) compared to the prior year’s quarter. The vascular group is the company’s most global business, with international net sales comprising 45% of consolidated net sales of vascular products for the three months ended March 31, 2005. The rate of growth in the vascular products category has slowed in recent quarters, a trend that could continue.

Endovascular products comprised 57% of consolidated net sales of vascular products for the three months ended March 31, 2005. Consolidated net sales for the three months ended March 31, 2005 of endovascular products increased 19% on a reported basis (17% on a constant currency basis) compared to the prior year’s quarter. Net sales of the company’s PTA catheter products, led by the Conquest™ balloon catheter, increased 32% on a reported basis (30% on a constant currency basis) for the three months ended March 31, 2005 compared to the prior year’s quarter. The company’s self-expanding stent line, which includes the company’s innovative Fluency® stent graft, had notable performance in the three months ended March 31, 2005, with net sales growing 21% on a reported basis (18% on a constant currency basis) compared to the prior year’s quarter. Net sales of the company’s biopsy line, led by the Vacora™ vacuum-assisted biopsy device, increased 25% for the three month period ended March 31, 2005 on a reported basis (22% on a constant currency basis).

Consolidated net sales for the three months ended March 31, 2005 of electrophysiology products increased 6% on a reported basis (3% on a constant currency basis) compared to the prior-year period. United States net sales for the three months ended March 31, 2005 of electrophysiology products grew 5% compared to the prior year’s quarter. International net sales for the three months ended March 31, 2005 of electrophysiology products increased 6% on a reported basis (2% on a constant currency basis) compared to the prior year’s quarter.

Consolidated net sales for the three months ended March 31, 2005 of graft products increased 6% on a reported basis (4% on a constant currency basis) compared to the prior year’s quarter. United States net sales for the three months ended March 31, 2005 of graft products grew 9% compared to the prior year’s quarter.

Urology Products - Bard markets a wide range of products for the urology market, including basic drainage products, incontinence and urological specialty products. Consolidated net sales for the three months ended March 31, 2005 of urology products were $127.4 million, an increase of 9% on a reported basis (8% on a constant currency basis) compared to the prior year’s quarter. United States net sales of urology products represented 72% of consolidated net sales of urology products for the three months ended March 31, 2005 and grew 9% compared to the prior year’s quarter. International net sales for the three months ended March 31, 2005 of urology products increased 11% on a reported basis (7% on a constant currency basis) compared to the prior year’s quarter.

Consolidated net sales for the three months ended March 31, 2005 of basic drainage products increased 7% on a reported basis (6% on a constant currency basis) compared to the prior year’s quarter. Consolidated net sales for the three months ended March 31, 2005 of infection control products grew 18% on a reported basis and constant currency basis compared to the prior year’s quarter.

Consolidated net sales for the three months ended March 31, 2005 of urological specialties, which includes brachytherapy products and services, grew 10% on a reported basis (9% on a constant currency basis) compared to the prior year’s quarter. Consolidated net sales for the three months ended March 31, 2005 of brachytherapy products increased 24% on a reported basis (23% on a constant currency basis) compared to the prior year’s quarter. The company’s brachytherapy case volume grew for the three months ended March 31, 2005 as compared to the prior-year period as the company continues to build momentum with its broad array of products in this area. However, pricing remains a challenge in this market due to aggressive pricing by competitors.

Incontinence is the smallest category in urology products. Consolidated net sales for the three months ended March 31, 2005 of incontinence products comprised 15% of consolidated net sales of urology products. Consolidated net sales for the three months ended March 31, 2005 of incontinence products increased 16% on a reported basis (14% on a constant currency basis) compared to the prior year’s quarter. The company’s surgical incontinence product line continues to provide the momentum in the incontinence category, growing 58% on a reported basis (56% on a constant currency basis) compared to the prior year’s quarter. In the second quarter of 2005, the company will release the new Tegress™ product for the treatment of stress urinary incontinence.

Oncology Products - The company’s oncology product line is comprised mainly of specialty access products. Ongoing consolidated net sales for the three months ended March 31, 2005 of oncology products grew 18% on a reported basis (17% on a constant currency basis) compared to the prior year. United States ongoing net sales for the three months ended March 31, 2005 of oncology products grew 18% compared to the prior year’s quarter. International ongoing net sales for the three months ended March 31, 2005 of oncology products grew 17% on a reported basis (13% on a constant currency basis) compared to the prior year’s quarter. For the three months ended March 31, 2005, peripherally inserted central catheters (“PICCs”) continued their strong performance with growth of 33% on a reported basis (33% on a constant currency basis) compared to the prior year. PICCs are catheters that are placed into a large vein in the arm and allow clinicians to access a patient’s central venous system primarily for administration of chemotherapeutic agents, antibiotics, intravenous fluids and blood sampling. The company continues to see the PICC market expand as these products are being used more frequently in place of intravenous catheters. In 2003, the company introduced its new Hemosplit® dialysis access catheter with its proprietary split-tip design. The Hemosplit® continues to be the growth driver in dialysis catheters. Consolidated net sales for the three months ended March 31, 2005 of dialysis catheters grew 18% on a reported basis (17% on a constant currency basis) compared to the prior year’s quarter.

Surgical Specialty Products - Consolidated net sales for the three months ended March 31, 2005 of surgical specialty products increased 14% on a reported basis (13% on a constant currency basis) compared to the prior year’s quarter. United States net sales for the three months ended March 31, 2005 of surgical specialty products increased 14% compared to the prior year’s quarter. International net sales for the three months ended March 31, 2005 of surgical specialty products increased 15% on a reported basis (10% on a constant currency basis) compared to the prior year’s quarter.

For the three months ended March 31, 2005, the company’s soft tissue repair product offerings comprised 76% of consolidated net sales of surgical specialty products. The company’s hernia repair franchise, including the Salute® fixation system which is used in these procedures was the primary contributor to this category’s growth. Consolidated net sales for the three months ended March 31, 2005 of hernia products grew 18% on a reported basis (17% on a constant currency basis) compared to the prior year’s quarter.

Other Products - The other product group includes irrigation, wound drainage and certain other equipment manufacturers’ products. Consolidated net sales of other products for the three months ended March 31, 2005 of other products were $18.1 million, an increase of 15% on a reported basis (15% on a constant currency basis) compared to the prior year’s quarter.

Costs and Expenses

The following is a summary of major costs and expenses as a percentage of net sales for the three months ended March 31, 2005 and 2004.

	2005	2004
Cost of goods sold	38.5%	41.0%
Marketing, selling and administrative expense	30.0%	30.7%
Research and development expense	6.4%	5.9%
Interest expense	0.7%	0.8%
Other (income) expense, net	(1.5)%	(3.4)%

Total costs and expenses	74.1%	75.0%

Cost of goods sold - The company’s cost of goods sold as a percentage of net sales for the three months ended March 31, 2005 was 38.5%, a reduction of 250 basis points from the cost of goods sold as a percentage of net sales for the three months ended March 31, 2004 of 41.0%. The primary reason for this lower cost of goods sold was manufacturing efficiencies driven by higher production volumes and continued manufacturing cost improvement projects.

Marketing, selling and administrative expense - The company’s marketing, selling and administrative costs as a percentage of net sales for the three months ended March 31, 2005 was 30.0%. Marketing, selling and administrative costs for the three months ended March 31, 2004 was 30.7%. Lower legal expense and the impact of the Endoscopic Technologies divestiture contributed to the favorable marketing, selling and administrative cost as a percentage of sales.

Research and development expense - Research and development expenses are comprised of expenses related to internal research and development activities, milestone payments for third-party research and development activities and acquired IPR&D costs arising from the company’s business development activities.

The components of internal research and development expense include: salary and benefits, allocated overhead and occupancy costs, clinical trial and related clinical manufacturing costs, contract services and milestone payments for third-party research and development. All research and development costs are expensed as incurred. Research and development expenditures for the three months ended March 31, 2005 of $27.2 million represented a 17% increase over the prior year’s quarter expenditures of $23.2 million.

Interest expense - Interest expense for the three months ended March 31, 2005 decreased slightly to $3.1 million from $3.4 million for the three months ended March 31, 2004.

Other (income) expense, net - The table below presents the components of other (income) expense, net for the three months ended March 31, 2005 and 2004.

	2005	2004
	(dollars in thousands)
Interest income	$(3,500)	$(1,600)
Foreign exchange losses (gains)	—	100
Investment gain	(3,200)	—
Legal settlements	—	(12,100)
Other, net	300	200

Total other (income) expense, net	$(6,400)	$(13,400)

Investment gain - For the three months ended March 31, 2005 other (income) expense, net included income of approximately $3.2 million pretax resulting from a milestone payment related to the company’s sale of an investment during the second quarter of 2004.

Legal settlements - First quarter 2004 other income (expense), net included the adjustment of a fourth quarter 2003 reserve recorded in connection with a legal verdict. This adjustment resulted in additional pretax income of $16.0 million partially offset by a charge for an unrelated legal settlement of $3.9 million pretax.

Taxes - The following is a reconciliation between the effective tax rates and the statutory rates for the three months ended March 31, 2005 and 2004:

	2005	2004
U.S. federal statutory rate	35%	35%
State income taxes, net of federal benefit	2%	1%
Operations taxed at less than U.S. rate	(9)%	(10)%
Other, net	(1)%	1%

Effective tax rate	27%	27%

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

Net Income and Earnings Per Share

Bard reported consolidated net income for the three months ended March 31, 2005 of $81.3 million, an increase of 13% over consolidated net income for the three months ended March 31, 2004 of $71.9 million. Bard reported diluted earnings per share for the three months ended March 31, 2005 of $0.75, an increase of 12% over diluted earnings per share for the three months ended March 31, 2004 of $0.67.

As described above under “Other (income) expense, net” certain items in the three months ended March 31, 2005 and 2004 impact the comparability of the company’s results of operations between periods.

Liquidity and Capital Resources

The company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Significant factors affecting the management of liquidity are: cash flows generated from operating activities, capital expenditures, investments in businesses and technologies, cash dividends and common stock repurchases. Cash provided from operations continues to be the company’s primary source of funds. Should it be necessary, the company believes it could borrow adequate funds at competitive terms. The table below summarizes liquidity measures for Bard for the three months ended March 31, 2005 and 2004.

	2005	2004
	(dollars in millions)
Cash and cash equivalents	$555.6	$458.4
Short-term investments	4.6	4.6

Subtotal	$560.2	$463.0

Working capital	$698.3	$547.0

Current ratio	2.83/1	2.41/1

Net cash position	$408.7	$311.0

Short-term investments that have original maturities of ninety days or less are considered cash equivalents. Working capital is defined as current assets less current liabilities. Current ratio is defined as the ratio of current assets to current liabilities. Net cash position is defined as cash, cash equivalents and short-term investments less total debt. Substantially all of the company’s cash equivalents and short-term investments are held by wholly or majority-owned foreign subsidiaries and are invested in highly rated, liquid investments including time deposits and money funds. Should it be necessary, these investments could be repatriated back to the United States resulting in additional United States income taxes. In October 2004, the AJCA was signed into law. The AJCA creates a temporary incentive for the company to repatriate accumulated foreign earnings in the form of an elective 85% dividends received deduction for certain dividends from controlled foreign corporations. The company may elect to apply this provision in 2005. The company has begun evaluating the effects of the repatriation provision and expects to complete this evaluation within a reasonable period of time. Based on the company’s analysis to date, the range of possible amounts being considered for repatriation is between zero and $750 million. The related potential range of income tax is between zero and $55 million. Notwithstanding the potential impact of AJCA, the company believes that its domestic cash needs can be satisfied with domestic operating cash flows and additional borrowings if required.

The following table provides cash flow data for the three months ended March 31, 2005 and 2004.

	2005	2004
	(dollars in millions)
Net cash provided by operating activities	$108.2	$78.5

Net cash used in investing activities	$76.8	$20.7

Net cash used in financing activities	$14.7	$28.7

Operating activities - For the three months ended March 31, 2005, the company generated $108.2 million cash flow from operations, $29.7 million more than the cash flow from operations reported for the three months ended March 31, 2004. For the three months ended March 31, 2005, net income of $81.3 million increased $9.4 million over net income reported for the three months ended March 31, 2004. Adjustments to reconcile net income to net cash provided by operating activities were $18.6 million and $14.5 million for the three months ended March 31, 2005 and 2004, respectively. Depreciation expense was approximately $10.2 million for the three months ended March 31, 2005 and $9.4 million for the three months ended March 31, 2004. Amortization expense was approximately $6.5 million for the three months ended March 31, 2005 and $4.4 million for the three months ended March 31, 2004.

Investing activities - For the three months ended March 31, 2005, the company used $76.8 million in cash for investing activities, $56.1 million more than the $20.7 million used for investing activities reported for the three months ended March 31, 2004. Capital expenditures amounted to $23.3 million and $19.9 million for the three months ended March 31, 2005 and 2004, respectively. Capital expenditures for the three months ended March 31, 2005 were principally for expansions at several manufacturing facilities and the ongoing implementation of the company’s enterprise-wide software platform. The company expects capital expenditures to be approximately $100.0 million in 2005 as additional investments will be made in information technology systems and manufacturing facilities. The company spent approximately $53.5 million for the three months ended March 31, 2005 and $0.8 million for the three months ended March 31, 2004 for the acquisition of businesses, patents, trademarks, purchase rights and other related items to augment its existing product lines. These cash expenditures were financed primarily with cash from operations and short-term borrowings.

Financing activities - For the three months ended March 31, 2005, the company used $14.7 million in cash for financing activities, $14.0 million less than the $28.7 million used for financing activities reported for the three months ended March 31, 2004. Cash flow related to financing activities included changes in borrowings, equity proceeds related to option exercises, purchases of company stock and dividend payments. Total debt was $151.5 million at March 31, 2005 and $152.0 million at March 31, 2004. Total debt to total capitalization was 9.4% and 11.7% at March 31, 2005 and 2004, respectively. For the three months ended March 31, 2005, the company spent approximately $20.6 million to purchase 300,000 shares of common stock of the company. For the three months ended March 31, 2004, the company spent approximately $23.4 million to purchase 250,000 shares of common stock of the company. At March 31, 2005, a total of 3,050,800 shares remain under the company’s share purchase authorization. The company paid a cash dividend of $0.12 per share in the quarter ended March 31, 2005 and $0.115 per share for the quarter ended March 31, 2004 restated for the company’s 2004 stock split.

The company maintains a commercial paper program and a committed credit facility that supports the company’s commercial paper program. The committed facility may also be used for general corporate purposes. The committed credit facility in the amount of $400.0 million matures in May of 2009. A pricing grid based on the company’s long-term debt ratings determines interest rates and facility fees for the facility. The facility does not require compensating balances. There were no commercial paper borrowings at either March 31, 2005 or March 31, 2004, respectively. Certain of the company’s debt agreements contain customary representations, warranties and default provisions as well as restrictions that, among other things, require the maintenance of a minimum ratio of operating cash flow to interest expense and limit the amount of debt that the company may have outstanding. As of March 31, 2005, the company was in compliance with all such covenants.

The company has $150.0 million of unsecured notes outstanding at March 31, 2005. The notes mature in 2026 and pay a coupon of 6.70% semiannually. The coupon interest closely approximates the effective annual cost of the notes. The 6.70% notes due 2026 may be redeemed at the option of the note holder on December 1, 2006, at a redemption price equal to the principal amount. Assuming these notes are held to maturity, the market value of the notes approximates $172.4 million at March 31, 2005.

At March 31, 2005, the company’s long-term debt was rated “BBB+” by Standard and Poor’s and “Baa2” by Moody’s, and the company’s commercial paper ratings were “A-2” by Standard and Poor’s and “P-2” by Moody’s. These ratings give Bard sufficient financing flexibility.

New Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“FAS 151”). FAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of FAS 151 are effective for the fiscal year beginning January 1, 2006. The Company is currently evaluating the provisions of FAS 151 and does not expect that the adoption will have a material impact on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued Statement 123R, “Share-Based Payment” (“Statement 123R”). Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as an operating expense in the income statement. The cost is recognized over the requisite service period based on fair values measured on grant dates. The new standard may be adopted using either the modified prospective transaction method or the modified retrospective method. The company is currently evaluating its share-based employee compensation programs, the potential impact of this statement on its consolidated financial position and results of operations and the alternative adoption methods. On March 29, 2005, the SEC issued SAB 107, “Share Based Payment,” which clarified the SEC’s expectations with regard to the assumptions underlying the fair value estimates of options. On April 14, 2005, the SEC amended the compliance dates for Statement 123R. Under the SEC’s new rule, Statement 123R will be effective for Bard beginning January 1, 2006.

In December 2004, the FASB issued a FASB Staff Position (FSP) No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP FAS 109-1 clarifies that the tax deduction for manufacturers provided for in the AJCA should be accounted for as a special deduction rather than as a tax rate reduction. The manufacturers’ deduction is not available to the company until fiscal year 2006. The company is evaluating the effect the manufacturers’ deduction will have in future fiscal years.

In December 2004, the FASB also issued FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The AJCA creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The company may elect to apply this provision to qualifying earnings repatriations in either fiscal year 2005 or 2006. The deduction is subject to several limitations, and uncertainty remains as to how to interpret numerous provisions in the Act. FSP FAS 109-2 provides additional time for the company to evaluate the impact of the AJCA in applying SFAS No. 109. The company has begun evaluating the effects of the repatriation provision and expects to complete this evaluation within a reasonable period of time. Based on the company’s analysis to date, the range of possible amounts being considered for repatriation is between zero and $750 million. The related potential range of income tax is between zero and $55 million.

Management’s Use of Non-GAAP Measures

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

Legal reserve estimates - The company is at times involved in legal actions, the outcomes of which are not within the company’s complete control and may not be known for long periods of time. In some cases, the claimants seek damages, as well as other relief, which, if granted, could require significant expenditures. A liability is recorded in the company’s consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements.

Tax estimates - The company operates in multiple taxing jurisdictions, both within the United States and outside the United States. The company faces audits from these various tax authorities regarding the amount of taxes due. Such audits can involve complex issues and may require an extended period of time to resolve. The company’s U.S. federal tax filings have been examined by the IRS for calendar years ending prior to 1996. All differences arising from those audits have been resolved and settled. The company is currently under examination by the IRS for the 1996 through 1999 calendar years. The company’s U.K. affiliates’ tax filings have been examined by Inland Revenue in the United Kingdom for the tax years ending prior to 1999. All differences arising from those audits have been resolved and settled. The company’s U.K. affiliates’ tax filings are currently under examination by Inland Revenue in the United Kingdom for the 1999 through 2002 tax years.

The company has filed tax returns with positions that management believes may be challenged by the tax authorities. These positions relate to, among others, the allocation and/or recognition of income on intercompany transactions, the timing and amount of deductions and the tax treatment related to acquisitions and divestitures. Although the outcome of tax audits is uncertain, in management’s opinion, adequate provisions for income taxes have been made for potential liabilities resulting from such matters. Management believes that the ultimate outcome of these matters will not have a material impact on the company’s financial condition or liquidity but may be material to the income tax provision and net income in a future period.

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

Valuation of IPR&D, Goodwill and Intangible Assets - When the company acquires another company, the purchase price is allocated, as applicable, between IPR&D, other identifiable intangible assets, tangible assets, and goodwill as required by generally accepted accounting principles in the United States. IPR&D is defined as the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use. Determining the portion of the purchase price allocated to IPR&D and other intangible assets requires the company to make significant estimates. The amount of the purchase price allocated to IPR&D and other intangible assets is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods. For IPR&D, these methodologies include consideration of the risk of the project not achieving commercial feasibility.

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

Pension Plans - The company sponsors pension plans covering substantially all domestic employees and certain foreign employees who meet eligibility requirements. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by the company, within certain guidelines. In addition, the company’s actuarial consultants also use subjective factors, such as withdrawal and mortality rates, to estimate these factors. The actuarial assumptions used by the company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of the participants. These differences may have a significant effect on the amount of pension expense recorded by the company.

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

In addition, there are substantial risks inherent in the medical device business. The company’s business involves the design, development, manufacture, packaging, distribution and sale of life-sustaining medical devices. These devices are often utilized on, or permanently or temporarily implanted in, seriously ill patients in clinically demanding circumstances, such as operating rooms, emergency units, intensive care and critical care settings, among others. These circumstances, among other factors, can cause the products to become associated with adverse clinical events, including patient mortality and injury, and could lead to product liability claims and other litigation, product withdrawals, recalls, field actions or other regulatory enforcement actions relating to one or more of the company’s products, any of which could have a material adverse effect on our business.

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

Effective management of and reaction to risks involved in our business, including:

•	the ability to achieve manufacturing or administrative efficiencies, including gross margin benefits from our manufacturing process and supply chain programs as a result of the company’s restructuring, or in connection with the integration of acquired businesses,

•	the ability to complete planned clinical trials successfully, to develop and obtain approval for products on a timely basis and to launch products on a timely basis within cost estimates,

•	the ability to identify appropriate companies, businesses and technologies as potential acquisition candidates, to consummate and integrate such transactions or to obtain agreements with favorable terms,

•	the reduction in the number of procedures using our devices caused by customers’ cost-containment pressures or preferences for alternate therapies,

•	the ability to maintain or increase research and development expenditures,

•	the uncertainty of whether increased research and development expenditures and sales force expansion will result in increased sales,

•	the ability to maintain our effective tax rate and uncertainty related to tax appeals and litigation,

•	the risk that the company may not successfully implement its new ERP information system, which could adversely affect the company’s results of operations in future periods or its ability to meet the ongoing requirements of Section 404 of the Sarbanes-Oxley Act of 2002,

•	internal factors, such as retention of key employees, including sales employees, and changes in business strategies,

•	the effects of negative publicity concerning our products, which could reduce market or governmental acceptance of our products and which could result in decreased product demand or product withdrawal,

•	the ability to achieve earnings forecasts, which are generated based, among other things, on projected volumes and sales of many product types, some of which are more profitable than others,

•	damage to a company facility, which could render the company unable to manufacture a particular product (as the company may utilize only one manufacturing facility for certain of its major products) and may require the company to reduce the output of products at the damaged facility thereby making it difficult to meet product shipping targets and

•	the potential impairment of goodwill and intangible assets of the company resulting from insufficient cash flow generated from such assets specifically, or our business more broadly, so as to not allow the company to justify the carrying value of the assets.

Competitive factors, including:

•	the trend of consolidation in the medical device industry as well as among our customers, resulting in potentially greater pricing pressures and more significant, complex and long-term contracts than in the past, both in the United States and abroad,

•	development of new products or technologies by competitors having superior performance compared to our current products or products under development,

•	technological advances, patents and registrations obtained by competitors that would have the effect of excluding the company from new market segments or preventing the company from selling a product or including key features in the company’s products,

•	attempts by competitors to gain market share through aggressive marketing programs and

•	reprocessing of our products intended for single use by third-party reprocessors.

Difficulties and delays inherent in the development, manufacturing, marketing and sale of medical products, including:

•	lengthy and costly regulatory approval processes, which may result in lost market opportunities,

•	delays or denials of, or grants of low levels of reimbursement for, procedures using newly developed products,

•	the suspension or revocation of authority to manufacture, market or distribute existing products,

•	the imposition of additional or different regulatory requirements, such as those affecting manufacturing and labeling,

•	performance, efficacy or safety concerns for existing products, whether scientifically justified or not, that may lead to product recalls, withdrawals, litigation or declining sales, including adverse events relating to the company’s vena cava filters,

•	the failure to obtain, limitations on the use of or the loss of patent and other intellectual property rights, and the failure of efforts to protect our intellectual property rights against infringement and legal challenges that can increase our costs,

•	difficulties obtaining necessary components or raw materials used in the company’s products and/or price increases from the company’s suppliers of critical components or raw materials and

•	customers that may limit the number of manufacturers or vendors from which they will purchase products, which can result in the company’s exclusion from large hospital systems, integrated delivery networks or group purchasing organization contracts.

Governmental action, including:

•	impact of continued health care cost containment,

•	new laws and judicial decisions related to health care availability, payment for health care products and services or the marketing and distribution of products, including legislative or administrative reforms to the United States Medicare and Medicaid systems or other United States or international reimbursement systems in a manner that would significantly reduce reimbursements for procedures that use the company’s products,

•	changes in the U.S. Food and Drug Administration and foreign regulatory approval processes that may delay or prevent the approval of new products and result in lost market opportunity,

•	the impact of more vigorous compliance and enforcement activities affecting the industry in general or the company in particular,

•	changes in the tax or environmental laws affecting our business and

•	compliance costs and potential penalties and remediation obligations in connection with environmental laws, including without limitation regulations regarding air emissions, waste water discharges and solid waste.

Legal disputes, including:

•	disputes over intellectual property rights,

•	product liability claims,

•	claims asserting securities law violations,

•	claims asserting violations of federal law in connection with Medicare and/or Medicaid reimbursement,

•	derivative shareholder actions,

•	claims asserting antitrust violations and

•	environmental claims, including rates relating to accidental contamination or injury from the use of hazardous materials in the company’s manufacturing, sterilization and research activities and the potential for the company to be held liable for any resulting damages.

General economic conditions, including:

•	international and domestic business conditions,

•	political instability in foreign countries,

•	interest rates,

•	foreign currency exchange rates and

•	changes in the rate of inflation.

Other factors beyond our control, including catastrophes, both natural and man-made, earthquakes, floods, fires, explosions, acts of terrorism or war.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Bard operates on a global basis and therefore is subject to the exposures that arise from foreign exchange rate fluctuations. The company manages these exposures using operational and economic hedges as well as derivative financial instruments. The company’s foreign currency exposures may change over time as changes occur in the company’s international operations. The company’s objective in managing its exposures to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with assets, liabilities, net investments and probable commitments denominated in foreign currencies. In order to reduce the risk of foreign currency exchange rate fluctuations, the company will from time to time enter into derivative financial instruments to hedge a portion of its expected foreign currency denominated cash flow from operations. The instruments that the company uses for hedging are forward contracts and options with major financial institutions. The company expects that the changes in fair market value of such contracts will have a high correlation to the price changes in the related hedged cash flow. The principal currencies the company hedges are the Euro, the Mexican Peso and the Japanese Yen. Any gains and losses on these hedge contracts are expected to offset changes in the value of the related exposure. Bard’s risk management guidelines prohibit entering into financial instruments for speculative purposes. The company enters into foreign currency transactions only to the extent that foreign currency exposure exists. A sensitivity analysis of changes in the fair value of all foreign exchange derivative contracts at March 31, 2005 indicates that if the U.S. dollar uniformly strengthened by 10% against all currencies, the fair value of these contracts would decrease by $1.2 million, and if the U.S. dollar uniformly weakened by 10% against all currencies, the fair value of these contracts would increase by $2.3 million. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.

In December 1996, the company issued $150.0 million in aggregate principal amount of 6.70% notes due 2026. These notes may be redeemed at the option of the note holders on December 1, 2006, at a redemption price equal to the principal amount. Assuming these notes are held to maturity, the market value of the notes approximates $172.4 million at March 31, 2005. Assuming a 100 basis point increase or decrease in U.S. interest rates and assuming that the notes are held to maturity, the market value of the notes would approximate $153.2 million and $195.1 million, respectively, on March 31, 2005.

Item 4. Controls and Procedures

The company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the company’s reports under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well defined and operated, can provide only reasonable assurance of achieving the desired control objectives. In particular, during 2004, while the company’s disclosure controls and procedures encompassed the company’s consolidation of financial information related to Genyx Medical, Inc., a variable interest entity in accordance with FIN 46, the company did not have oversight over the entity’s control process.

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of March 31, 2005. Based upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

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

PART II – OTHER INFORMATION

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

The company believes that proceedings and claims described above will likely be resolved over an extended period of time. While it is not feasible to predict the outcome of many of these proceedings, based upon the company’s experience, current information and applicable law, the company does not expect these proceedings to have a material adverse effect on its consolidated financial position or liquidity. However, one or more of the proceedings could be material to the company’s consolidated results of operations for a future period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)

	Issuer Purchases of Equity Securities
		Open Market Purchases
Period	Employee Benefit Plan Shares Surrendered For Taxes(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Maximum Number of Shares that May Yet Be Purchased Under the Program
January 1 - January 31, 2005	763	—	—	—	3,350,800
February 1 - February 28, 2005	147	300,000	$68.69	300,000	3,050,800
March 1 - March 31, 2005	810	—	—	—	3,050,800

Total	1,720	300,000	$68.69	300,000	3,050,800

(1)	Transactions represent the purchase of restricted shares from employees to satisfy tax withholding requirements on such equity-based transactions. None of these transactions were made in the open market.
(2)	On December 12, 2002, the company announced that its Board of Directors approved the repurchase of up to 5,000,000 shares of its common stock.

Item 4. Submission of Matters to a Vote of Security Holders

(a) The registrant held its Annual Meeting of Shareholders on April 20, 2005.

(b) Proxies for the meeting were solicited pursuant to Regulation 14; there was no solicitation in opposition to management’s nominees for directors as listed in the Proxy Statement and all such nominees were elected. The results of voting for the three Class III Directors elected for a term of three years are set forth below.

T. Kevin Dunnigan	For	88,999,802
	Withheld	5,139,031
Gail K. Naughton, Ph.D.	For	92,305,932
	Withheld	1,832,901
John H. Weiland	For	92,236,492
	Withheld	1,902,341

(c) Described below are the other matters voted upon at the Annual Meeting and the number of affirmative votes, negative votes and abstentions and broker nonvotes.

I.	To ratify the appointment of KPMG LLP as independent auditors for the year 2005.

For	91,908,928
Against	1,633,264
Abstain	596,641

II.	Shareholder proposal relating to workplace code of conduct based on International Labor Organization conventions.

For	21,697,313
Against	53,289,580
Abstain and Broker Nonvotes	10,783,634

Item 6. Exhibits

(a)	Exhibit 10av* – C.R. Bard, Inc. Management Stock Purchase Program, as amended and restated as of April 20, 2005
(b)	Exhibit 12.1 – Computation of Ratio of Earnings to Fixed Charges
(c)	Exhibit 31.1 – Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
(d)	Exhibit 31.2 – Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer
(e)	Exhibit 32.1 – Section 1350 Certification of Chief Executive Officer
(f)	Exhibit 32.2 – Section 1350 Certification of Chief Financial Officer
*	This exhibit constitutes a management contract or a compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C. R. BARD, INC.
(Registrant)

/s/ TODD C. SCHERMERHORN
Todd C. Schermerhorn Senior Vice President and Chief Financial Officer

/s/ CHARLES P. GROM
Date: May 2, 2005	Charles P. Grom Vice President and Controller