Form 10-Q
period 2005-06-30
BARD C R INC /NJ/
filed 2005-07-29
CIK 9892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2005
Common Stock - $0.25 par value	105,294,800

C. R. BARD, INC. AND SUBSIDIARIES

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands except par values, unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$566,300	$540,800
Short-term investments	4,600	4,600
Accounts receivable, net	275,300	290,100
Inventories	176,400	156,700
Short-term deferred tax assets	35,100	37,000
Other current assets	27,900	24,800

Total current assets	1,085,600	1,054,000

Net property, plant and equipment	283,800	260,800
Patents, net of amortization	141,400	140,000
Intangible assets, net of amortization	110,100	94,500
Goodwill	361,200	365,700
Long-term deferred tax assets	800	—
Other assets	90,500	94,100

Total noncurrent assets	987,800	955,100

	$2,073,400	$2,009,100

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$100	$100
Accounts payable	43,500	52,200
Accrued expenses	188,500	228,100
Federal and foreign income taxes	108,800	109,900

Total current liabilities	340,900	390,300

Long-term debt	151,400	151,400
Other long-term liabilities	79,400	85,100
Deferred income taxes	—	6,500

Total noncurrent liabilities	230,800	243,000

Total liabilities	571,700	633,300

Noncontrolling interest	—	15,700
Shareholders’ investment:
Common stock, $0.25 par value, authorized 600,000,000 shares; issued and outstanding 105,294,800 at June 30, 2005 and 104,672,310 at December 31, 2004	26,300	26,200
Capital in excess of par value	520,100	448,900
Retained earnings	968,300	858,100
Accumulated other comprehensive income	4,300	5,300
Translation adjustment	11,800	40,900
Unearned compensation	(29,100)	(19,300)

Total shareholders’ investment	1,501,700	1,360,100

	$2,073,400	$2,009,100

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(shares and dollars in thousands except per share amounts, unaudited)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$447,400	$416,300	$876,000	$810,100

Costs and expenses:
Cost of goods sold	173,500	169,000	338,400	330,600
Marketing, selling and administrative expense	136,000	130,500	264,600	251,200
Research and development expense	29,000	31,600	56,200	54,800
Interest expense	3,100	3,000	6,200	6,400
Other (income) expense, net	(11,500)	3,100	(17,900)	(10,300)

Total costs and expenses	330,100	337,200	647,500	632,700

Income before tax provision	117,300	79,100	228,500	177,400

Income tax provision	32,000	20,400	61,900	46,800

Net income	$85,300	$58,700	$166,600	$130,600

Basic earnings per share	$0.81	$0.56	$1.59	$1.25

Diluted earnings per share	$0.79	$0.55	$1.54	$1.22

Weighted average common shares outstanding - basic	105,200	104,500	105,000	104,300

Weighted average common shares outstanding - diluted	108,500	107,500	108,300	107,100

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT

(dollars in thousands except share and per share amounts, unaudited)

	Common Stock		Capital in Excess Of Par Value	Retained Earnings	Accumulated Other Comp. Inc/(Loss)	Unearned Compensation	Total
	Shares	Amount
Balance at December 31, 2004	104,672,310	$26,200	$448,900	$858,100	$46,200	$(19,300)	$1,360,100
Net income				166,600			166,600
Available for sale securities (net of $1,100 taxes)					(2,200)		(2,200)
Change in derivative instruments designated as cash flow hedges (net of $600 taxes)					1,200		1,200
Foreign currency translation adjustment					(29,100)		(29,100)

Total Comprehensive Income				166,600	(30,100)	—	136,500
Cash dividends ($0.24 per share)				(25,300)			(25,300)
Issuance of common stock	1,072,490	200	56,300			(15,100)	41,400
Purchases of common stock for treasury	(450,000)	(100)		(31,100)			(31,200)
Tax benefit relating to incentive stock options and employee stock purchase plans			14,900				14,900
Amortization of deferred compensation						5,300	5,300

Balance at June 30, 2005	105,294,800	$26,300	$520,100	$968,300	$16,100	$(29,100)	$1,501,700

Balance at December 31, 2003	51,754,871	$12,900	$338,700	$703,200	$100	$(9,200)	$1,045,700
Net income				130,600			130,600
Available for sale securities (net of $2,200 taxes)					3,400		3,400
Change in derivative instruments designated as cash flow hedges (net of $200 taxes)					500		500
Foreign currency translation adjustment					8,000		8,000

Total Comprehensive Income				130,600	11,900	—	142,500
Cash dividends ($0.23 per share (1))				(24,000)			(24,000)
Issuance of common stock	1,033,897	300	57,900			(9,200)	49,000
Stock split effected in the form of a stock dividend	52,283,900	13,100		(13,100)
Purchases of common stock for treasury	(350,000)	(100)		(33,900)			(34,000)
Tax benefit relating to incentive stock options and employee stock purchase plans			13,900				13,900
Amortization of deferred compensation						2,200	2,200

Balance at June 30, 2004	104,722,668	$26,200	$410,500	$762,800	$12,000	$(16,200)	$1,195,300

(1)	Restated for the company’s 2-for-1 stock split.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	For The Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$166,600	$130,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,300	27,700
Gain on sale of investment	(1,200)	(6,200)
In-process research and development	—	6,700
Deferred income taxes	(5,400)	26,500
Expenses under stock plan	4,600	2,400
Royalty reserve reversal	(7,100)	—
2003 legal verdict	—	(16,000)
Other legal settlements	—	3,900
Retroactive tax credits	—	(1,100)
Other noncash items	1,600	800
Changes in assets and liabilities:
Accounts receivable	6,900	(29,900)
Inventories	(27,500)	(600)
Other operating assets	(400)	1,100
Current liabilities, excluding debt	(7,900)	(42,900)
Other long-term liabilities	6,100	5,300

Net cash provided by operating activities	169,600	108,300

Cash flows from investing activities:
Capital expenditures	(46,900)	(35,900)
Proceeds from sale of investment	1,200	6,200
Proceeds from sale of assets	—	1,800
Payments made for purchases of businesses	(200)	(64,000)
Acquisition of patents and other intangibles	(55,200)	(19,200)

Net cash used in investing activities	(101,100)	(111,100)

Cash flows from financing activities:
Proceeds from short-term borrowing, net	—	44,500
Common stock issued for options and benefit plans	29,200	37,400
Purchases of common stock	(31,200)	(34,000)
Dividends paid	(25,300)	(24,000)

Net cash provided by (used in) financing activities	(27,300)	23,900

Effect of exchange rate changes on cash and cash equivalents	(13,800)	4,200
Effect of variable interest entity	(1,900)	2,900
Increase in cash and cash equivalents during the period	25,500	28,200

Balance at January 1	540,800	417,400

Balance at June 30	$566,300	$445,600

(dollars in thousands)
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$5,700	$5,900
Income Taxes	$51,900	$26,200

Noncash transactions:
Acquisition milestones	—	$16,200

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nature of Operations - C. R. Bard, Inc. (the “company” or “Bard”) is engaged in the design, manufacture, packaging, distribution and sale of medical, surgical, diagnostic and patient care devices. The company markets its products worldwide to hospitals, individual health care professionals, extended care facilities and alternate site facilities. Bard holds strong market positions in vascular, urology, oncology and surgical specialty products. In general, the company’s products are intended to be used once and discarded or implanted either temporarily or permanently. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Consolidation - The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The accounts of most foreign subsidiaries are consolidated as of and for the three and six months ended May 31, 2005 and 2004 and as of November 30, 2004. No events occurred related to these foreign subsidiaries during the months of June 2005, or December or June 2004 that materially affected the financial position or results of operations of the company. The company has no unconsolidated subsidiaries and no special purpose entities.

Basis of Presentation and Use of Estimates - The condensed financial statements have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 31, 2004. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the three and six months ended June 30, 2005 are not necessarily indicative of the results expected for the year.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	For the Quarter Ended June 30, 2005	For the Quarter Ended June 30, 2004	For the Six Months Ended June 30, 2005	For the Six Months Ended June 30, 2004
	(dollars in millions except per share amounts)
Net income as reported	$85.3	$58.7	$166.6	$130.6
Pro forma after-tax impact of options at fair value	4.2	4.2	8.4	8.5
Pro forma after-tax impact of ESPP discount	0.9	3.0	0.9	3.0

Pro forma net income adjusted	$80.2	$51.5	$157.3	$119.1

Basic earnings per share as reported	$0.81	$0.56	$1.59	$1.25

Diluted earnings per share as reported	$0.79	$0.55	$1.54	$1.22

Pro forma basic earnings per share	$0.76	$0.49	$1.49	$1.14

Pro forma diluted earnings per share	$0.74	$0.48	$1.45	$1.11

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair market value of stock options is estimated on the date of grant using the Black-Scholes option-pricing model. The following table outlines the assumptions used in the Black-Scholes model.

	For the Quarter Ended June 30, 2005	For the Quarter Ended June 30, 2004	For the Six Months Ended June 30, 2005	For the Six Months Ended June 30, 2004
Dividend yield	0.8%	0.8%	0.8%	0.8%
Risk-free interest rate	3.57%	3.91%	3.57%	3.91%
Expected option life in years	5.3	4.9	5.3	4.9
Expected volatility	26%	30%	26%	30%

The per share fair market value of stock options granted for the six months ended June 30, 2005 and 2004 were $19.44 and $17.31, respectively. The pro forma after-tax adjustment for options assumes vesting periods of between two to four years. The fair market value of the ESPP discount is based upon the difference between the market price at the time of purchase and the participant’s purchase price. The ESPP pro forma adjustment assumes immediate expense recognition at purchase. All pro forma adjustments have been tax-affected at 35%. No other pro forma adjustments are required since the company records compensation expense for all other stock awards.

Defined Benefit Pension Plans - The company has both tax-qualified and nonqualified noncontributory defined benefit pension plans (“nonqualified plans”) that together cover substantially all domestic and certain foreign employees. These plans provide benefits based upon a participant’s compensation and years of service. The nonqualified plans are made up of the following arrangements: a nonqualified supplemental deferred compensation arrangement and a nonqualified excess pension deferred compensation arrangement. The noncontributory supplemental deferred compensation arrangement provides supplemental income to key executives of the company. The benefit is determined by the accumulation of an account balance that results from a percentage of pay credit and interest. No deferrals of pay are required from participants. The balance is paid to a participant after retirement over a 15-year period. The nonqualified excess pension deferred compensation arrangement provides benefits to key employees that cannot be provided by the qualified plan due to Internal Revenue Service (“IRS”) limitations. The company uses a September 30 measurement date for all of its defined benefit pension plans. The components of net periodic benefit expense for the three and six months ended June 30, 2005 and 2004 are as follows:

	For the Quarter ended June 30, 2005			For the Six Months ended June 30, 2005
	Tax Qualified Plans	Non-qualified Plans	Total	Tax Qualified Plans	Non-qualified Plans	Total
	(dollars in millions)
Service cost net of employee contributions	$3.0	$0.5	$3.5	$6.0	$1.0	$7.0
Interest cost	2.7	0.4	3.1	5.4	0.9	6.3
Expected return on plan assets	(3.7)	—	(3.7)	(7.4)	—	(7.4)
Amortization/Settlement/Curtailment	1.0	—	1.0	2.0	—	2.0

Net periodic pension expense	$3.0	$0.9	$3.9	$6.0	$1.9	$7.9

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Quarter ended June 30, 2004			For the Six Months ended June 30, 2004
	Tax Qualified Plans	Non-qualified Plans	Total	Tax Qualified Plans	Non-qualified Plans	Total
	(dollars in millions)
Service cost net of employee contributions	$2.7	$0.3	$3.0	$5.4	$0.6	$6.0
Interest cost	2.6	0.4	3.0	5.2	0.8	6.0
Expected return on plan assets	(3.5)	—	(3.5)	(7.0)	—	(7.0)
Amortization/Settlement/Curtailment	0.8	—	0.8	1.6	—	1.6

Net periodic pension expense	$2.6	$0.7	$3.3	$5.2	$1.4	$6.6

Other Postretirement Benefit Plans - The company does not provide subsidized postretirement health care benefits and life insurance coverage except to a limited number of former employees. Approximately thirty of those former employees receive a limited prescription drug plan. The components of net periodic benefit expense for the three and six months ended June 30, 2005 and 2004 are as follows:

	For the Quarter ended June 30, 2005	For the Quarter ended June 30, 2004	For the Six Months ended June 30, 2005	For the Six Months ended June 30, 2004
(dollars in millions)
Service cost	—	—	—	—
Interest cost	0.2	0.2	0.4	0.4
Expected return on plan assets	—	—	—	—
Amortization unrecognized	—	—	—	—
Net loss	—	—	0.1	0.1
Prior service cost	—	—	—	—
Net transition obligation	—	—	—	—
Settlement/curtailment	—	—	—	—

Net periodic benefit cost	$0.2	$0.2	$0.5	$0.5

Employer Contribution to Defined Benefit and Other Postretirement Plans - The company’s objective in funding its domestic tax-qualified plan is to accumulate funds sufficient to provide for all benefits and to satisfy the minimum contribution requirements of ERISA. Outside the United States, the company’s objective is to fund the international retirement costs over time within the limits of minimum requirements and allowable tax deductions. The company’s annual funding decisions also consider the relationship between each tax-qualified plan’s asset returns compared to the plan’s corresponding expense and consider the relationship between each tax-qualified plan’s accumulated benefit obligation (“ABO”) and its corresponding funded status. For the six months ended June 30, 2005 and 2004, the company made no contributions to its U.S. tax-qualified plan. For the six months ended June 30, 2005 and 2004, the company made voluntary contributions of $0.5 and $0.8 million to the company’s U.K. tax-qualified plans, respectively. The nonqualified plans and the other postretirement plans are generally not funded.

Stock Split - On April 21, 2004, the company announced that its Board of Directors approved a 2-for-1 stock split, which was effected in the form of a 100 percent stock dividend. The dividend was distributed on May 28, 2004 to shareholders of record as of May 17, 2004.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	For the Quarter Ended June 30, 2005	For the Quarter Ended June 30, 2004	For the Six Months Ended June 30, 2005	For the Six Months Ended June 30, 2004
	(dollars and shares in thousands except per share amounts)
Net income	$85,300	$58,700	$166,600	$130,600

Weighted average common shares outstanding	105,200	104,500	105,000	104,300
Incremental common shares issuable: stock options and awards	3,300	3,000	3,300	2,800

Weighted average common shares outstanding assuming dilution	108,500	107,500	108,300	107,100

Basic earnings per share	$0.81	$0.56	$1.59	$1.25

Diluted earnings per share	$0.79	$0.55	$1.54	$1.22

For the quarter ended June 30, 2005 and 2004, common stock equivalents from stock options and stock awards of zero and 19,000 shares, respectively, were not included in the diluted earnings per share calculation since their effect is antidilutive. For the six months ended June 30, 2005 and 2004, common stock equivalents from stock options and stock awards of approximately 17,780 shares and 29,000 shares, respectively, were not included in the diluted earnings per share calculation because their effect is antidilutive.

Inventories - Inventories are stated at the lower of cost or market. Cost components include material, labor and manufacturing overhead. For most domestic divisions, cost is determined using the last-in-first-out (“LIFO”) method. Approximately 80% of the company’s inventory costs are determined using LIFO. For all other inventories, cost is determined using the first-in-first-out (“FIFO”) method. Due to changing technologies and cost containment, the difference between the valuation under the LIFO method and the FIFO method is not significant. The following is a summary of inventories:

	June 30, 2005	December 31, 2004
	(dollars in thousands)
Finished goods	$97,300	$88,400
Work in process	28,800	25,500
Raw materials	50,300	42,800

Total	$176,400	$156,700

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, Plant and Equipment - Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. Depreciation is computed over the estimated useful lives of depreciable assets using the straight-line method. The following is a summary of property, plant and equipment:

	June 30, 2005	December 31, 2004
	(dollars in thousands)
Property, plant and equipment, at cost:
Land	$13,000	$12,200
Buildings and improvements	168,700	146,800
Machinery and equipment	299,400	283,000

	481,100	442,000
Less - accumulated depreciation and amortization	197,300	181,200

Net property, plant and equipment	$283,800	$260,800

Useful lives for property and equipment are as follows:

Buildings and improvements	5 to 50 years
Machinery and equipment	1 to 10 years

Depreciation expense was approximately $10.4 million and $9.6 million for the quarter ended June 30, 2005 and 2004, respectively. Depreciation expense was approximately $20.6 million and $19.0 million for six months ended June 30, 2005 and 2004, respectively.

Software Capitalization - Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line method over an estimated useful life of five to seven years. Capitalized software costs are included in machinery and equipment. In accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the company capitalizes certain costs associated with internal-use software such as the payroll costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internal-use software are expensed until the point at which the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires judgment in determining when a project has reached the development stage and the period over which the company expects to benefit from the use of that software. The company capitalized $10.8 million and $17.6 million of internal-use software for the six months ended June 30, 2005 and 2004, respectively.

Acquisitions and Divestitures - The company spent approximately $55.4 million and $83.2 million for the six months ended June 30, 2005 and June 30, 2004, respectively, in the acquisition of businesses, patents, trademarks, purchase rights and other related items to augment its existing product lines. Unaudited pro forma financial information for the transactions described below has not been presented because the effects of these acquisitions were not material on either an individual or aggregate basis. Results of operations of these transactions are included in the company’s consolidated results from the respective dates of acquisition. Several of the company’s recent acquisitions and investments involve milestone payments associated with the achievement of certain targets associated with research and development, regulatory approval or the transfer of manufacturing capabilities. A summary of contingent milestone payments associated with these acquisitions is included below.

	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
	(dollars in millions)
Acquisition and investment milestones	$36.6	$25.9	$10.7	—	—

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

On January 10, 2005, Bard acquired the agreed-upon assets of Genyx for $53.5 million and is marketing the product under the trade name Tegress™. The company deconsolidated Genyx as a variable interest equity and recorded the majority of the purchase price as intangible assets (12-15 year lives). At this time, the company has not finalized the purchase price allocation for Genyx.

Sorenson Medical, Inc. - On October 5, 2004, the company acquired certain assets of the Trach-Eze™ Suction Catheter product line of Sorenson Medical, Inc. The agreement included an original purchase price of $5.2 million, with contingent milestone payments totalling $2.0 million. As of June 30, 2005 the company has paid $6.7 million, leaving contingent milestone payments of $0.5 million to be paid based upon performance. The company allocated the $6.7 million purchase price as follows: $5.1 million for patents (10 year life); $0.8 million for machinery and equipment (3-5 year life); $0.6 million for inventory and $0.2 million for a noncompete agreement (2 year life).

Advanced Surgical, Inc. - On June 30, 2004, the company acquired certain assets of the Advanced Retractor product line of Advanced Surgical, Inc. The acquisition price of $9.7 million was allocated primarily to a licensing agreement (12 year life).

Onux Medical, Inc. - On June 30, 2004, the company acquired substantially all of the assets of Onux Medical, Inc. (“Onux”), a manufacturer of a hernia repair fixation system. The company recorded approximately $47.1 million in patents which will be amortized over their useful lives of approximately 15 years. In addition, the company recorded approximately $2.7 million in tax deductible goodwill and approximately $6.0 million in IPR&D. The company has recorded the IPR&D charge in research and development expense in its consolidated statements of income. The value assigned to IPR&D was determined by identifying a specific IPR&D project that would be continued and for which (a) technological feasibility had not been established at the acquisition date, (b) there was no alternative future use and (c) the fair market value was estimable with reasonable

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reliability. The company considered a variety of factors, including appraisals, comparable transactions, relief from royalty analysis and other discounted cash-flow approaches in determining purchase price allocations.

Bridger Biomed, Inc. - On June 30, 2004, the company acquired all of the outstanding stock of Bridger Biomed, Inc., a supplier of components for the company’s soft tissue repair franchise. The acquisition agreement called for a cash payment of $8.1 million, the assumption of certain liabilities, plus two anniversary payments of $8.1 million payable on the eighteenth and thirty-sixth month anniversaries of the transaction. The company recorded the anniversary payments in accrued expenses and other long-term liabilities. The company has recorded approximately $21.2 million in patents which will be amortized over their useful lives of approximately 15 years. In addition, the company recorded approximately $9.1 million in non-tax deductible goodwill, approximately $0.7 million in IPR&D and miscellaneous assets and liabilities, primarily consisting of a deferred tax liability. The company has recorded the IPR&D charge in research and development expense in its Consolidated Statements of Income. The value assigned to IPR&D was determined by identifying a specific IPR&D project that would be continued and for which (a) technological feasibility had not been established at the acquisition date, (b) there was no alternative future use and (c) the fair market value was estimable with reasonable reliability. The company considered a variety of factors, including appraisals, comparable transactions, relief from royalty analysis and other discounted cash-flow approaches in determining purchase price allocations.

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

In addition to the asset sale agreement, the company entered into a short-term lease agreement for its Billerica facility and supply, transitional manufacturing and noncompete agreements. The company recorded deferred gains of approximately $4.6 million related to certain of these agreements. As a result of the sale, the company recorded a pretax gain of $45.5 million in other (income) expense, net in 2004. Net sales associated with the divested assets were approximately $31.2 million for the six months ended June 30, 2004. For the quarter and six months ended June 30, 2005, the Company recognized approximately $0.4 million and $1.1 million, respectively, of the deferred gains described above.

Goodwill and Acquired Intangible Assets - Goodwill and intangible assets that have indefinite useful lives are no longer to be amortized but rather are to be tested for impairment annually or more frequently if impairment indicators arise. None of the company’s intangible assets have an indefinite life. Intangible assets

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with determinable lives continue to be amortized on a straight-line basis over their useful lives. Goodwill and intangible assets have been recorded at either incurred or allocated cost. Allocated costs were based on respective fair market values at the date of acquisition.

In accordance with Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets,” the company has identified four reporting units. Each of these reporting units is one level below the company’s single reporting segment and meets the following criteria:

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

The balances of goodwill and intangible assets are as follows:

	June 30, 2005
	Gross Carrying Value	Accumulated Amortization	Translation	Net Carrying Value	Wt. Avg. Useful Life
	(dollars in millions)
Patents	$186.2	$(44.8)	$—	$141.4	16
Distribution agreements	18.6	(8.9)	—	9.7	24
Licenses	77.4	(6.4)	—	71.0	13
Core technologies	23.1	(3.9)	0.4	19.6	13
Other intangibles	26.1	(16.4)	0.1	9.8	8

Total other intangibles	$331.4	$(80.4)	$0.5	$251.5

	December 31, 2004
	Gross Carrying Value	Accumulated Amortization	Translation	Net Carrying Value	Wt. Avg. Useful Life
	(dollars in millions)
Patents	$186.0	$(45.1)	$(0.9)	$140.0	16
Distribution agreements	20.6	(10.5)	(0.1)	10.0	17
Licenses	41.6	(12.3)	(2.5)	26.8	12
Core technologies	48.1	(2.8)	0.7	46.0	13
Other intangibles	29.1	(17.2)	(0.2)	11.7	8

Total other intangibles	$325.4	$(87.9)	$(3.0)	$234.5

	Beginning Balance	Additions	Translation	Ending Balance
	(dollars in millions)
Goodwill (December 31, 2004 through June 30, 2005)	$365.7	$0.2	$(4.7)	$361.2
Goodwill (December 31, 2003 through December 31, 2004)	$354.0	$12.0	$(0.3)	$365.7

Amortization expense was approximately $6.2 million and $4.3 million for the quarter ended June 30, 2005 and 2004, respectively. Amortization expense was approximately $12.7 million and $8.7 million for the six months ended June 30, 2005 and 2004, respectively.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Annual forecasted amortization expense for the years 2005 through 2010 is as follows based on company’s intangible assets as of June 30, 2005:

	2005	2006	2007	2008	2009	2010
	(dollars in millions)
Annual amortization expense	$24.3	$22.7	$21.7	$21.5	$21.4	$19.7

Impairment of Long-Lived Assets - The company reviews long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The company evaluates the recoverability of assets to be held and used by comparing the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair market value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair market value less costs to sell, and would no longer be depreciated.

Short-Term Borrowings and Long-Term Debt - The company maintains a commercial paper program and a committed credit facility that supports the company’s commercial paper program. The committed facility may also be used for general corporate purposes. The committed credit facility in the amount of $400.0 million matures in May of 2009. A pricing grid based on the company’s long-term debt ratings determines interest rates and fees for the facility. The facility does not require compensating balances. At June 30, 2005, there were no outstanding commercial paper borrowings.

The company has $150.0 million in aggregate principal amount of unsecured notes outstanding at June 30, 2005. The notes mature in 2026 and pay a coupon of 6.70% semiannually. The coupon interest closely approximates the effective annual cost of the notes. The 6.70% notes due 2026 may be redeemed at the option of the note holders on December 1, 2006, at a redemption price equal to the principal amount. Assuming these notes are held to maturity, the market value of the notes approximates $172.7 million at June 30, 2005.

Certain of the company’s debt agreements contain customary representations, warranties and default provisions as well as restrictions that, among other things, require the maintenance of minimum net worth and operating cash flow levels and limit the amount of debt that the company may have outstanding. As of June 30, 2005, the company was in compliance with all such financial covenants.

Legal - In the ordinary course of business, the company is subject to various legal proceedings and claims, including product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes. In addition, the company operates in an industry susceptible to significant patent legal claims. At any given time in the ordinary course of business, the company is involved as either plaintiff or defendant in a number of patent infringement actions. If infringement of a third party’s patent were to be determined against the company, the company might be required to make significant royalty or other payments or might be subject to an injunction or other limitation on its ability to manufacture or distribute one or more products. If a patent owned by or licensed to the company were to be determined to be invalid or unenforceable, the company might be required to reduce the value of the patent on the company’s balance sheet and to record a corresponding non-cash charge, which could be significant in amount.

The company is subject to numerous federal, state, local and foreign environmental protection laws governing, among other things, the generation, storage, use and transportation of hazardous materials and emissions or discharges into the ground, air or water. The company is or may become a party to proceedings

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On March 16, 2004, Rochester Medical Corporation, Inc. filed a complaint against the company, another manufacturer and two group purchasing organizations under the caption Rochester Medical Corporation, Inc. v. C. R. Bard, Inc., et al. (Civil Action No. 304 CV 060, United States District Court, Eastern District of Texas). The plaintiff alleges that the company and the other defendants conspired to exclude it from the market and to maintain the company’s market share by engaging in a variety of conduct in violation of state and federal antitrust laws. The plaintiff also has asserted claims for business disparagement, common law conspiracy and tortious interference with business relationships. The plaintiff seeks injunctive relief and money damages in an unspecified amount. The company intends to defend this matter vigorously. The parties are in the early stages of discovery. Because the litigation is in a preliminary stage, the company cannot assess the likelihood of an adverse outcome or determine an estimate, or a range of estimates, of potential damages. The company cannot give any assurances that this matter will not have a material adverse impact on the company’s results of operations in a future period or the company’s financial condition.

The company is a defendant in an action entitled Sakharam D. Mahurkar v. C. R. Bard, Inc., Bard Access Systems, Inc. and Bard Healthcare, Inc. (Civil Action No. 01 C 8452, United States District Court, Northern District of Illinois). The plaintiff alleges that the company is infringing one or more of the claims of several of the plaintiff’s U. S. patents for dialysis catheters. The action seeks a permanent injunction, monetary damages for the period of alleged infringement, treble damages and attorneys’ fees. On December 9, 2004, the court stayed the trial date pending the outcome of the reexamination of one of the patents at issue. The company does not expect the matter to have a material adverse effect on its consolidated financial position or liquidity; however, the matter could be material in a future quarterly period.

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

	Beginning Balance December 31, 2004	Charges to Costs and Expenses	Deductions	Ending Balance June 30, 2005
	(dollars in thousands)
Product warranty accruals	$2,100	$700	$(900)	$1,900

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Income Taxes - All income tax amounts reflect the use of the liability method. Under this method, deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The company has filed tax returns with positions that it believes may be challenged by the tax authorities. These positions relate to, among others, the allocation and/or recognition of income on intercompany transactions, the timing and amount of deductions and the tax treatment related to acquisitions and divestitures. Although the outcome of tax audits is uncertain, in management’s opinion, adequate provisions for income taxes have been made for potential liabilities resulting from such matters. The company believes that the ultimate outcome of these matters will not have a material impact on its financial condition or liquidity but may be material to the income tax provision and net income in a future period.

The company operates in multiple taxing jurisdictions, both within the United States and outside the United States. The company faces audits from these various tax authorities regarding the amount of taxes due. Such audits can involve complex issues and may require an extended period of time to resolve. The company’s U.S. federal tax filings have been examined by the Internal Revenue Service (“IRS”) for calendar years ending prior to 1996. All differences arising from those audits have been resolved and settled. The company is currently under examination by the IRS for the 1996 through 1999 calendar years. Certain issues regarding this examination have been resolved and paid. The company’s U.K. affiliates’ tax filings have been examined by Inland Revenue in the United Kingdom for the tax years ending prior to 1999. All differences arising from those audits have been resolved and settled. The company’s U.K. affiliates’ tax filings are currently under examination by Inland Revenue in the United Kingdom for the 1999 through 2002 tax years.

In October 2004, the American Jobs Creation Act (“AJCA”) was signed into law. The AJCA creates a temporary incentive for the company to repatriate accumulated foreign earnings in the form of an elective 85% dividends received deduction for certain dividends from controlled foreign corporations. The company may elect to apply this provision in 2005. The company is in the process of evaluating the effects of the repatriation provision and expects to complete this evaluation within a reasonable period of time. Based on the company’s analysis to date, the amount being considered for repatriation is up to $750 million. The related potential income tax would be an amount up to $45 million.

Concentration Risks - The company is potentially subject to financial instrument concentration of credit risk through its cash investments and trade accounts receivable. To mitigate these risks the company maintains cash and cash equivalents, investments and certain other financial instruments with various major financial institutions. The company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any one institution. Concentrations of risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. However, a significant amount of trade receivables is with national health care systems in several countries. Although the company does not currently foresee a credit risk associated with these receivables, repayment is dependent upon the financial stability of those countries’ national economies. Sales to distributors, which supply the company’s products to many end-users, accounted for approximately 34% of the company’s net sales in 2004, and the five largest distributors, including the company’s Medicon joint venture, combined, accounted for approximately 69% of such sales.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments - The fair market value of cash and cash equivalents, receivables and short-term debt approximate their carrying value due to their short-term maturities. Short-term investments that have original maturities of 90 days or less are considered cash equivalents and amounted to $552.9 million and $525.7 million as of June 30, 2005 and December 31, 2004, respectively. Short-term investments which are not cash equivalents are stated at cost, which approximates their market value.

Investments in equity securities that have readily determinable fair market values are classified and accounted for as available-for-sale in “Other current assets” or “Other assets.” Available-for-sale securities are recorded at fair market value, with the change in fair market value recorded, net of taxes, as a component of accumulated other comprehensive income. The fair market value of available-for-sale securities was approximately $7.3 million and $10.6 million at June 30, 2005 and December 31, 2004, respectively. At June 30, 2005, the company owned approximately 1.4 million shares of Endologix, Inc. (approximately 4% ownership).

Derivative Instruments - Bard’s objective in managing its exposures to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with assets, liabilities and anticipated commitments denominated in foreign currencies. The company does not utilize derivative instruments for trading or speculation purposes. No derivative instruments extend beyond December 2005. The company has formally documented the relationships between hedging instruments and hedged items, as well as its risk management objectives. All derivative instruments are recognized on the balance sheet at fair market value. Hedge accounting is followed for derivatives that have been designated and qualify as fair market value and cash flow hedges. For derivatives that have been designated and qualify as fair market value hedges, the changes in the fair market value of highly effective derivatives, along with changes in the fair market value of the hedged assets that are attributable to the hedged risks, are recorded in current period earnings. For derivatives that have been designated and qualify as cash flow hedges, changes in the fair market value of the effective portion of the derivatives’ gains or losses are reported in other comprehensive income. The company believes that all derivative instruments utilized are highly effective hedging instruments because they are denominated in the same currency as the hedged item and because the maturities of the derivative instruments match the timing of the hedged items. It is the company’s policy that when a derivative instrument settles, the associated amounts in accumulated other comprehensive income are reversed to cost of goods sold or other (income) expense, net as appropriate. It is the company’s policy that in the event that (1) an anticipated hedged transaction is determined to be not likely to occur or (2) it is determined that a derivative instrument is no longer effective in offsetting changes in the hedged item, the company would reverse the associated amounts in accumulated other comprehensive income to other (income) expense, net.

The company enters into readily marketable traded forward contracts and options with financial institutions to help reduce the exposure to fluctuations between certain currencies. These contracts create limited earnings volatility because gains and losses associated with exchange rate movements are generally offset by movements in the underlying hedged item.

	June 30, 2005		December 31, 2004
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(dollars in thousands)
Yen forward currency agreements	$500	$—	$1,200	$—
Peso forward currency agreements	$13,800	$1,700	$26,400	$1,400
Euro option-based products	$19,800	$200	$39,600	$200

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A roll forward of the company’s derivative financial instruments for the six months ended June 30, 2005 is as follows:

	Yen Forward Currency Agreements	Peso Forward Currency Agreements	Euro Option-Based Products
	(dollars in thousands)
December 31, 2004 notional amount	$1,200	$26,400	$39,600
New agreements	1,300	—	—
Expired agreements	(2,000)	(12,600)	(19,800)

June 30, 2005 notional amount	$500	$13,800	$19,800

The fair market value of financial instruments was estimated by discounting expected cash flows using quoted foreign exchange rates as of June 30, 2005 and December 31, 2004. Judgment was employed in developing estimates of fair market value; accordingly, the estimates presented herein are not necessarily indicative of the amounts that the company could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have an effect on the estimated fair market value amounts. At June 30, 2005, the net fair market value of option-based products and the incremental mark-to-market of forward currency agreements are recorded in either “Other current assets” or “Accrued expenses” in the Consolidated Balance Sheet. For the six months ended June 30, 2005, the company reclassified a loss of approximately $1.2 million from accumulated other comprehensive loss to “Other (income) expense, net” or “Cost of goods sold” in the Consolidated Statement of Income as hedged intercompany balances were settled and as anticipated currency needs arose. This reclassification was net of approximately $0.6 million of associated tax effects.

Segment Information - The company’s management considers its business to be a single segment entity—the manufacture and sale of medical devices. The company’s products generally share similar distribution channels and customers. The company designs, manufactures, packages, distributes and sells medical, surgical, diagnostic and patient care devices that are purchased by hospitals, physicians and nursing homes, many of which are used once and discarded. The company’s chief operating decision makers evaluate their various global product portfolios on a net sales basis. The company’s chief operating decision makers generally evaluate profitability and associated investment on an enterprise-wide basis due to shared infrastructures. The following table represents net sales by geographic region based on the location of the external customer.

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(dollars in thousands)
Net sales:
United States	$304,100	$290,600	$604,500	$566,400
Europe	90,100	80,100	169,400	155,500
Japan	23,800	20,800	46,400	40,300
Rest of world	29,400	24,800	55,700	47,900

Total net sales	$447,400	$416,300	$876,000	$810,100

Income before tax provision	$117,300	$79,100	$228,500	$177,400

Long-lived assets	$987,000	$934,500	$987,000	$934,500

Capital expenditures	$23,600	$16,000	$46,900	$35,900

Depreciation and amortization	$16,600	$13,900	$33,300	$27,700

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents net sales by disease state management.

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(dollars in thousands)
Net sales:
Vascular	$108,800	$100,100	$213,100	$192,200
Urology	131,900	121,500	259,300	238,000
Oncology	102,000	100,300	195,200	194,500
Surgery	85,600	76,900	171,100	152,100
Other products	19,100	17,500	37,300	33,300

Total net sales	$447,400	$416,300	$876,000	$810,100

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

In December 2004, the FASB issued Statement 123R, “Share-Based Payment” (“FAS 123R”). FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as an operating expense in the income statement. The cost is recognized over the requisite service period based on fair values measured on grant dates. The company is currently evaluating its share-based employee compensation programs, the potential impact of this statement on its consolidated financial position and results of operations and the alternative adoption methods. On March 29, 2005, the Securities and Exchange Commission (“SEC”) issued SAB 107, “Share-Based Payment,” which clarified the SEC’s expectations with regard to the assumptions underlying the fair value estimates of options. On April 14, 2005, the SEC amended the compliance dates for FAS 123R. Under the SEC’s new rule, FAS 123R will be effective for Bard beginning January 1, 2006.

In December 2004, the FASB issued a FASB Staff Position (FSP) No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP FAS 109-1 clarifies that the tax deduction for manufacturers provided for in the AJCA should be accounted for as a special deduction rather than as a tax rate reduction. The company is evaluating the effect of the manufacturers’ deduction.

In December 2004, the FASB also issued FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The AJCA creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The company may elect to apply this provision to qualifying earnings repatriations in 2005. The deduction is subject to several limitations, and uncertainty remains as to how to interpret numerous provisions in the AJCA. FSP No. FAS 109-2 provides additional time for the company to evaluate the impact of the AJCA in applying FAS No. 109. The company is in the process of evaluating the effects of the repatriation provision and expects to complete this

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

evaluation within a reasonable period of time. Based on the company’s analysis to date, the amount being considered for repatriation is up to $750 million. The related income tax would be an amount up to $45 million.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“FAS 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition through a cumulative adjustment within net income of the period of the change. FAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the specific transition provisions of any existing or future accounting pronouncements. The company does not believe adoption of FAS 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

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

The company’s key growth initiatives include additional focus on research and development, the expansion of its sales organization, business development activities and improved manufacturing efficiencies. The company’s margins and net income are driven by the company’s ability to generate sales of its products and improve operating efficiency. The company’s ability to improve sales over time depends in part upon its success in developing and marketing new products. In this regard, the company has strategically increased funding of research and development activities, with a focus on products and markets that are growing faster than 8%. In 2004, the company spent approximately $111.6 million on research and development, an increase of approximately 27.7% from research and development spending of approximately $87.4 million in 2003. For the second quarter ended June 30, 2005, the company spent approximately $29.0 million on research and development, a decrease of approximately 8.2% from research and development spending of approximately $31.6 million in the second quarter ended June 30, 2004. The second quarter ended June 30, 2004, included IPR&D charges of $6.7 million related primarily to the acquisition of Onux. For the six months ended June 30, 2005, the company spent approximately $56.2 million on research and development, an increase of approximately 2.6% from research and development spending of approximately $54.8 million for the six months ended June 30, 2004. In light of the complexity of the process of developing and bringing new products to market, the company expects a lag of as much as several years before the results of increased research and development spending are reflected in increased net sales. In addition, there can be no assurance that research and development activities will successfully generate new products or that new products will be successful.

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

The company has a comprehensive program aimed at improving manufacturing efficiencies. This program has built on the company’s past restructuring activities and has resulted in sustained improvement of both margins and cash flow. Gross margins as a percentage of net sales improved by 260 basis points in 2004 as compared to 2003. Gross margins as a percentage of net sales improved by 180 basis points in the quarter ended

June 30, 2005 as compared to the quarter ended June 30, 2004. Gross margins as a percentage of net sales improved by 220 basis points for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The improved cash flow associated with these activities provides additional funding for the company’s research and development activities and other growth initiatives discussed above.

The company has taken advantage of strong cash flow over the past several years to strengthen its balance sheet, reducing total debt to total capitalization from approximately 17% at the end of 2001 to approximately 9% at June 30, 2005. Working capital increased from approximately $391 million to approximately $745 million over the same period. The company’s strong financial position further enables the company to pursue the growth initiatives discussed above.

Results of Operations

Net Sales

The company’s revenues are generated from sales of the company’s products, net of discounts, returns, rebates and other allowances. Bard reported consolidated net sales for the second quarter ended June 30, 2005 of $447.4 million, an increase of 7% on a reported basis over second quarter ended June 30, 2004 consolidated net sales of $416.3 million. Bard reported consolidated net sales for the six months ended June 30, 2005 of $876.0 million, an increase of 8% on a reported basis over six months ended June 30, 2004 consolidated net sales of $810.1 million.

The geographic breakdown of net sales by the location of the third-party customer for the three and six months ended June 30, 2005 and 2004, respectively, is set forth below.

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
United States	68%	70%	69%	70%
Europe	20%	19%	20%	19%
Japan	5%	5%	5%	5%
Rest of world	7%	6%	6%	6%

Total net sales	100%	100%	100%	100%

The growth in consolidated net sales for the quarter and six months ended June 30, 2005 was not materially impacted by price compared to the same period in the prior year. Consolidated net sales were affected by the impact of exchange rate fluctuations. Exchange rate fluctuations had the effect of increasing consolidated net sales for the quarter ended June 30, 2005 by 1.7% as compared to the same period in the prior year. Exchange rate fluctuations had the effect of increasing consolidated net sales for the six months ended June 30, 2005 by 1.4% as compared to the first six months of 2004. The primary exchange rate movement that impacts net sales is the movement of the Euro compared to the United States dollar. The impact of exchange rate movements on net sales is not indicative of the impact on net earnings due to the offsetting impact of exchange rate movements on operating costs and expenses, costs incurred in other currencies and the company’s hedging activities.

Bard’s second quarter ended June 30, 2005 United States net sales of $304.1 million increased 5% over the second quarter ended June 30, 2004 United States net sales of $290.6 million. For the six months ended June 30, 2005, United States net sales of $604.5 million increased 7% over the six months ended June 30, 2004 United States net sales of $566.4 million. Bard’s second quarter ended June 30, 2005 international net sales of $143.3 million increased 14% on a reported basis (8% on a constant currency basis) over second quarter ended June 30, 2004 international net sales of $125.7 million. For the six months ended June 30, 2005, international net sales of $271.5 million increased 11% on a reported basis (7% on a constant currency basis) over the six months ended June 30, 2004 international net sales of $243.7 million. Within the international category for the quarter ended June 30, 2005, European net sales grew 12% on a reported basis (6% on a constant currency basis) over the quarter ended June 30, 2004. For the six months ended June 30, 2005, European net sales grew 9% on a reported basis (3% on a constant company basis) over the six months ended June 30, 2004. Net sales on a constant currency basis is a non-GAAP measure and not a replacement for GAAP results. See “Management’s Use of Non-GAAP Measures” below.

A product quality issue in the company’s manufacturing operations resulted in a field action to recall approximately 3,000 stents worldwide. The company’s sales results for the second quarter ended June 30, 2005 include the impact of this item on the vascular and oncology product groups, which was not significant.

Presented below is a discussion of consolidated net sales by disease state for the quarter and six months ended June 30, 2005 and 2004. Net sales excluding sales of the divested Endoscopic Technologies products (which were previously reported as part of the oncology group) are referred to below as “ongoing net sales.” Ongoing net sales is a non-GAAP measure and not a replacement for GAAP results. See “Management’s Use of Non-GAAP Measures” below.

Product Group Summary of Net Sales

	For the Quarter Ended June 30,				For the Six Months Ended June 30,
	2005	2004	Change	Constant Currency	2005	2004	Change	Constant Currency
	(dollars in thousands)
Vascular	$108,800	$100,100	9%	6%	$213,100	$192,200	11%	8%
Urology	131,900	121,500	9%	7%	259,300	238,000	9%	8%
Oncology	102,000	84,200	21%	19%	195,200	163,300	20%	18%
Surgery	85,600	76,900	11%	10%	171,100	152,100	12%	12%
Other	19,100	17,500	9%	8%	37,300	33,300	12%	11%

Ongoing net sales	447,400	400,200	12%	10%	876,000	778,900	12%	11%

Divested sales	—	16,100			—	31,200

Total net sales	$447,400	$416,300	7%		$876,000	$810,100	8%

Vascular Products - Bard markets a wide range of products for the peripheral vascular market, including endovascular products, electrophysiology products and graft products. Consolidated net sales for the quarter ended June 30, 2005 of vascular products increased 9% on a reported basis (6% on a constant currency basis) compared to the prior year’s second quarter. United States net sales for the quarter ended June 30, 2005 of vascular products grew 9% compared to the prior year’s second quarter. International net sales for the quarter ended June 30, 2005 increased 9% on a reported basis (3% on a constant currency basis) compared to the prior year’s second quarter. Consolidated net sales for the six months ended June 30, 2005 of vascular products increased 11% on a reported basis (8% on a constant currency basis) compared to the prior year’s first six months. United States net sales for the six months ended June 30, 2005 of vascular products grew 13% compared to the prior year’s first six months. International net sales for the six months ended June 30, 2005 increased 8% on a reported basis (3% on a constant currency basis) compared to the prior year’s first six months. The vascular group is the company’s most global business, with international net sales comprising 47% of consolidated net sales of vascular products for the quarter ended June 30, 2005 and comprising 46% of consolidated net sales of vascular products for the six months ended June 30, 2005. The rate of growth in the vascular products category has slowed in recent quarters, a trend that could continue.

Endovascular products comprised 57% of consolidated net sales of vascular products for the quarter and for the six months ended June 30, 2005. Consolidated net sales for the quarter ended June 30, 2005 of endovascular products increased 12% on a reported basis (9% on a constant currency basis) compared to the prior year’s second quarter. Net sales of the company’s peripheral PTA (percutaneous transluminal angioplasty) catheter products, led by the Conquest™ balloon catheter, increased 29% on a reported basis (27% on a constant currency basis) for the quarter ended June 30, 2005 compared to the prior year’s second quarter. Net sales of the vena cava filter category grew 14% on a reported basis (13% on a constant currency basis) compared to the prior year’s second quarter, driven by sales of the Recovery® vena cava filter. Net sales of the company’s biopsy line, led by the Vacora™ vacuum-assisted biopsy device, increased 25% for the quarter ended June 30, 2005 on a reported basis (21% on a constant currency basis). The company is driving growth through the combination of Vacora’s unique features and benefits, the company’s leadership presence in the core needle market and the increased call-point focus of the company’s biopsy business unit. Consolidated net sales for the six months ended June 30, 2005 of endovascular products increased 15% on a reported basis (13% on a constant currency basis) compared to the prior year’s first six months. Net sales of the company’s PTA catheter products, led by the Conquest™ balloon catheter, increased 30% on a reported basis (28% on a constant currency basis) for the six months ended June 30, 2005 compared to the prior year’s first six months. Net sales of the vena cava filter category grew 18% for the six months ended June 30, 2005 on a reported basis and constant currency basis compared to the prior year’s first six months driven by sales of the Recovery® vena cava filter. The Vacora™ vacuum-assisted biopsy device contributed to an increase in net sales of the company’s biopsy line of 25% for the six months ended June 30, 2005 on a reported basis (21% on a constant currency basis) compared to the prior year’s first six months.

Consolidated net sales for the quarter ended June 30, 2005 of electrophysiology products increased 12% on a reported basis (8% on a constant currency basis) compared to the prior year’s second quarter. United States net sales for the quarter ended June 30, 2005 of electrophysiology products grew 5% compared to the prior year’s second quarter. International net sales for the quarter ended June 30, 2005 of electrophysiology products increased 16% on a reported basis (10% on a constant currency basis) compared to the prior year’s second quarter. Consolidated net sales for the six months ended June 30, 2005 of electrophysiology products increased 9% on a reported basis (6% on a constant currency basis) compared to the prior year’s first six months. United States net sales for the six months ended June 30, 2005 of electrophysiology products grew 5% compared to the prior year’s first six months. International net sales for the six months ended June 30, 2005 of electrophysiology products increased 11% on a reported basis (6% on a constant currency basis) compared to the prior year’s first six months.

Consolidated net sales for the quarter ended June 30, 2005 of graft products remained flat on a reported basis (decreased 2% on a constant currency basis) compared to the prior year’s second quarter. United States net sales for the quarter ended June 30, 2005 of graft products decreased 2% compared to the prior year’s second quarter. Consolidated net sales for the six months ended June 30, 2005 of graft products increased 3% on a reported basis (1% on a constant currency basis) compared to the prior year’s first six months. United States net sales for the six months ended June 30, 2005 of graft products grew 3% compared to the prior year’s first six months.

Urology Products - Bard markets a wide range of products for the urology market, including basic drainage products, incontinence and urological specialty products. Consolidated net sales for the quarter ended June 30, 2005 of urology products were $131.9 million, an increase of 9% on a reported basis (7% on a constant currency basis) compared to the prior year’s second quarter. United States net sales of urology products represented 71% of consolidated net sales of urology products for the quarter ended June 30, 2005 and grew 6% compared to the prior year’s second quarter. International net sales for the quarter ended June 30, 2005 of urology products increased 15% on a reported basis (10% on a constant currency basis) compared to the prior year’s second quarter. Consolidated net sales for the six months ended June 30, 2005 of urology products were $259.3 million, an increase of 9% on a reported basis (8% on a constant currency basis) compared to the prior year’s first six months. United States net sales of urology products represented 71% of consolidated net sales of urology products for the six months ended June 30, 2005 and grew 7% compared to the prior year’s first six months. International net sales for the six months ended June 30, 2005 of urology products increased 13% on a reported basis (8% on a constant currency basis) compared to the prior year’s first six months.

Basic drainage products, including Foley catheters, continue to provide a solid foundation for the company’s urology business. Consolidated net sales for the quarter ended June 30, 2005 of basic drainage products increased 7% on a reported basis (6% on a constant currency basis) compared to the prior year’s second quarter. Consolidated net sales for the quarter ended June 30, 2005 of infection control products grew 12% on a reported basis and constant currency basis compared to the prior year’s second quarter. This growth demonstrates the company’s ability to increase market share with the Bardex® I.C. Foley catheter’s proven record for reducing urinary tract infections. Consolidated net sales for the six months ended June 30, 2005 of basic drainage products increased 7% on a reported basis (6% on a constant currency basis) compared to the prior year’s first six months. Consolidated net sales for the six months ended June 30, 2005 of infection control products grew 15% on a reported basis and constant currency basis compared to the prior year’s first six months.

Consolidated net sales for the quarter ended June 30, 2005 of urological specialties, which includes brachytherapy products and services, grew 6% on a reported basis (4% on a constant currency basis) compared to the prior year’s second quarter. Consolidated net sales for the quarter ended June 30, 2005 of brachytherapy products increased 13% on a reported basis (12% on a constant currency basis) compared to the prior year’s second quarter. Brachytherapy is a form of prostate cancer treatment in which small radioactive seeds are implanted into the prostate gland to deliver low amounts of radiation over a period of time. Consolidated net sales for the six months ended June 30, 2005 of urological specialties grew 8% on a reported basis (7% on a constant currency basis) compared to the prior year’s first six months. Consolidated net sales for the six months ended June 30, 2005 of brachytherapy products increased 18% on a reported basis (17% on a constant currency basis) compared to the prior year’s first six months.

Incontinence is the smallest category in urology products. Consolidated net sales for the quarter ended June 30, 2005 of incontinence products comprised 16% of consolidated net sales of urology products. Consolidated net sales for the quarter ended June 30, 2005 of incontinence products increased 19% on a reported basis (17% on a constant currency basis) compared to the prior year’s second quarter. The company’s surgical incontinence product line continues to provide the momentum in the incontinence category, growing 33% on a reported basis (31% on a constant currency basis) compared to the prior year’s second quarter. The company’s Pelvilace™ Transvaginal Tape sling and Pelvisoft® biomesh product for pelvic floor repair were strong contributors. The company’s growth in the female incontinence and vaginal prolapse markets has in recent quarters been offset in part by weakness in the Contigen® collagen implant product line. The introduction this quarter of the new Tegress™ implant product, as a result of the company’s acquisition of certain assets of Genyx Medical, Inc. in January 2005, will allow the company to offer an additional tissue bulking treatment alternative and further strengthen Bard’s broad offering of both surgical and less invasive incontinence solutions. Consolidated net sales for the six months ended June 30, 2005 of incontinence products comprised 15% of consolidated net sales of urology products. Consolidated net sales for the six months ended June 30, 2005 of incontinence products increased 18% on a reported basis (16% on a constant currency basis) compared to the prior year’s first six months. The company’s surgical incontinence product line grew 44% on a reported basis (42% on a constant currency basis) compared to the prior year’s first six months.

Oncology Products - The company’s oncology product line is comprised mainly of specialty access products used primarily for chemotherapy. Ongoing consolidated net sales for the quarter ended June 30, 2005 of oncology products grew 21% on a reported basis (19% on a constant currency basis) compared to the prior year’s second quarter. United States ongoing net sales for the quarter ended June 30, 2005 of oncology products grew 17% compared to the prior year’s second quarter. International ongoing net sales for the quarter ended June 30, 2005 of oncology products grew 32% on a reported basis (25% on a constant currency basis) compared to the prior year’s second quarter. For the quarter ended June 30, 2005, peripherally inserted central catheters (“PICCs”) continued their strong performance with growth of 21% on a reported basis and constant currency basis compared to the prior year’s second quarter. PICCs are catheters that are placed into a large vein in the arm and allow clinicians to access a patient’s central venous system primarily for administration of chemotherapeutic agents, antibiotics, intravenous fluids and blood sampling. Contributing to the strong performance in the PICC category was the new PowerPICC™ which allows for the injection of contrast media for CT (contrast enhanced computed tomography) scans, eliminating the need to place an additional catheter. The company continues to see the PICC market expand as these products are being used more frequently in place of intravenous catheters. Consolidated net sales for the quarter ended June 30, 2005 of dialysis catheters grew 29% on a reported basis (28% on a constant currency basis) compared to the prior year’s second quarter. Ongoing consolidated net sales for the six months ended June 30, 2005 of oncology products grew 20% on a reported basis (18% on a constant currency basis) compared to the prior year’s first six months. United States ongoing net sales for the six months ended June 30, 2005 of oncology products grew 18% compared to the prior year’s first six months. International ongoing net sales for the six months ended June 30, 2005 of oncology products grew 25% on a reported basis (19% on a constant currency basis) compared to the prior year’s first six months. For the six months ended June 30, 2005, PICCs grew 27% on a reported basis (26% on a constant currency basis) compared to the prior year’s first six months. Consolidated net sales for the six months ended June 30, 2005 of dialysis catheters grew 24% on a reported basis (23% on a constant currency basis) compared to the prior year’s first six months.

Surgical Specialty Products - Consolidated net sales for the quarter ended June 30, 2005 of surgical specialty products increased 11% on a reported basis (10% on a constant currency basis) compared to the prior year’s second quarter. United States net sales for the quarter ended June 30, 2005 of surgical specialty products increased 8% compared to the prior year’s second quarter. International net sales for the quarter ended June 30, 2005 of surgical specialty products increased 25% on a reported basis (19% on a constant currency basis) compared to the prior year’s second quarter. Consolidated net sales for the six months ended June 30, 2005 of surgical specialty products increased 12% on a reported basis (12% on a constant currency basis) compared to the prior year’s first six months. United States net sales for the six months ended June 30, 2005 of surgical specialty products increased 11% compared to the prior year’s first six months. International net sales for the six months ended June 30, 2005 of surgical specialty products increased 19% on a reported basis (15% on a constant currency basis) compared to the prior year’s first six months.

For the quarter ended June 30, 2005, the company’s soft tissue repair product offerings comprised 74% of consolidated net sales of surgical specialty products. The company’s hernia repair device franchise, including the Salute® fixation system, which is used in these procedures, was the primary contributor to this category’s growth. Consolidated net sales for the quarter ended June 30, 2005 of hernia products grew 14% on a reported basis (13% on a constant currency basis) compared to the prior year’s second quarter. Consolidated net sales for the six months ended June 30, 2005 of hernia products grew 16% on a reported basis (15% on a constant currency basis) compared to the prior year’s first six months.

Other Products - The other product group includes irrigation, wound drainage and certain other equipment manufacturers’ products. Consolidated net sales of other products for the quarter ended June 30, 2005 of other products were $19.1 million, an increase of 9% on a reported basis (8% on a constant currency basis) compared to the prior year’s second quarter. Consolidated net sales of other products for the six months ended June 30, 2005 of other products were $37.3 million, an increase of 12% on a reported basis (11% on a constant currency basis) compared to the prior year’s first six months.

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

The following is a summary of major costs and expenses as a percentage of net sales for the quarter and six months ended June 30, 2005 and 2004.

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Cost of goods sold	38.8%	40.6%	38.6%	40.8%
Marketing, selling and administrative expense	30.4%	31.3%	30.2%	31.0%
Research and development expense	6.5%	7.6%	6.4%	6.8%
Interest expense	0.7%	0.7%	0.7%	0.8%
Other (income) expense, net	(2.6)%	0.7%	(2.0)%	(1.3)%

Total costs and expenses	73.8%	81.0%	73.9%	78.1%

Cost of goods sold - The company’s cost of goods sold as a percentage of net sales for the quarter ended June 30, 2005 was 38.8%, a reduction of 180 basis points from the cost of goods sold as a percentage of net sales for the quarter ended June 30, 2004 of 40.6%. The company’s cost of goods sold as a percentage of net sales for the six months ended June 30, 2005 was 38.6%, a reduction of 220 basis points from the cost of goods sold as a percentage of net sales for the six months ended June 30, 2004 of 40.8%. The primary reason for this lower cost of goods sold was manufacturing efficiencies driven by higher production volumes and continued manufacturing cost improvement projects.

Marketing, selling and administrative expense - The company’s marketing, selling and administrative costs as a percentage of net sales for the quarter ended June 30, 2005 was 30.4%. Marketing, selling and administrative costs for the quarter ended June 30, 2004 was 31.3%. The company’s marketing, selling and administrative costs as a percentage of net sales for the six months ended June 30, 2005 was 30.2%. Marketing, selling and administrative costs for the six months ended June 30, 2004 was 31.0%. Lower legal expense and the impact of the Endoscopic Technologies divestiture contributed to the favorable marketing, selling and administrative cost as a percentage of sales.

Research and development expense - Research and development expenses are comprised of expenses related to internal research and development activities, milestone payments for third-party research and development activities and acquired IPR&D costs arising from the company’s business development activities. The components of internal research and development expense include: salary and benefits, allocated overhead and occupancy costs, clinical trial and related clinical manufacturing costs, contract services and milestone payments for third-party research and development. All research and development costs are expensed as incurred. Research and development expenditures for the quarter ended June 30, 2005 of $29.0 million represented an 8% decrease from the prior year’s quarter expenditures of $31.6 million. The second quarter ended June 30, 2004 included IPR&D charges of $6.7 million related primarily to the acquisition of Onux. Research and development expenditures for the six months ended June 30, 2005 of $56.2 million represented a 3% increase over the expenditures for the six months ended June 30, 2004 of $54.8 million. The company has strategically increased funding of research and development activities, with a focus on products and markets that are growing faster than 8%.

Interest expense - Interest expense for the quarter ended June 30, 2005 increased slightly to $3.1 million from $3.0 million for the quarter ended June 30, 2004. Interest expense for the six months ended June 30, 2005 decreased slightly to $6.2 million from $6.4 million for the six months ended June 30, 2004.

Other (income) expense, net - The table below presents the components of other (income) expense, net for the quarter and six months ended June 30, 2005 and 2004.

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(dollars in thousands)		(dollars in thousands)
Interest income	$(4,100)	$(1,700)	$(7,600)	$(3,200)
Foreign exchange losses	600	300	600	400
Investment gain	(1,200)	(6,200)	(4,400)	(6,400)
Legal settlements	—	10,500	—	(1,600)
Royalty reserve reversal	(7,100)	—	(7,100)	—
Noncontrolling interest	—	(500)	—	(500)
Other, net	300	700	600	1,000

Total other (income) expense, net	$(11,500)	$3,100	$(17,900)	$(10,300)

Investment gain - In the second quarter ended June 30, 2005, other (income) expense, net included $1.2 million of pretax income from the gain on sale of an investment. In the first quarter ended March 31, 2005, other (income) expense, net included income of approximately $3.2 million pretax resulting from a milestone payment related to the company’s sale of an investment during the second quarter of 2004.

Legal settlements - First quarter 2004 other (income) expense, net included the adjustment of a fourth quarter 2003 reserve recorded in connection with a legal verdict. This adjustment resulted in additional pretax income of $16.0 million partially offset by a charge for an unrelated legal settlement of $3.9 million pretax. In the second quarter of 2004, the company paid $10.5 million to settle an intellectual property dispute related to certain of the company’s laparoscopic irrigators.

Royalty reserve reversal - In the second quarter ended June 30, 2005, other (income) expense, net included income of approximately $7.1 million pretax resulting from the reversal of a reserve related to a patent matter.

Taxes - The following is a reconciliation between the effective tax rates and the statutory rates for the quarter and six months ended June 30, 2005 and 2004:

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
U.S. federal statutory rate	35%	35%	35%	35%
State income taxes, net of federal benefit	1%	1%	1%	1%
Operations taxed at less than U.S. rate	(10)%	(10)%	(9)%	(10)%
Other, net	1%	—	—	—

Effective tax rate	27%	26%	27%	26%

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

Net Income and Earnings Per Share

Bard reported consolidated net income for the quarter ended June 30, 2005 of $85.3 million, an increase of 45% over consolidated net income for the quarter ended June 30, 2004 of $58.7 million. Bard reported diluted earnings per share for the quarter ended June 30, 2005 of $0.79, an increase of 44% over diluted earnings per share for the quarter ended June 30, 2004 of $0.55. Bard reported consolidated net income for the six months ended June 30, 2005 of $166.6 million, an increase of 28% over consolidated net income for the six months ended June 30, 2004 of $130.6 million. Bard reported diluted earnings per share for the six months ended June 30, 2005 of $1.54, an increase of 26% over diluted earnings per share for the six months ended June 30, 2004 of $1.22.

As described above under “Other (income) expense, net,” certain items in the quarter and six months ended June 30, 2005 and 2004 impact the comparability of the company’s results of operations between periods.

Liquidity and Capital Resources

The company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Significant factors affecting the management of liquidity are: cash flows generated from operating activities, capital expenditures, investments in businesses and technologies, cash dividends and common stock repurchases. Cash provided from operations continues to be the company’s primary source of funds. Should it be necessary, the company believes it could borrow adequate funds at competitive terms. The table below summarizes liquidity measures for Bard as of June 30, 2005 and 2004.

	2005	2004
	(dollars in millions)
Cash and cash equivalents	$566.3	$445.6
Short-term investments	4.6	4.6

Subtotal	$570.9	$450.2

Working capital	$744.7	$530.0

Current ratio	3.18/1	2.35/1

Net cash position	$419.4	$237.7

Short-term investments that have original maturities of ninety days or less are considered cash equivalents. Working capital is defined as current assets less current liabilities. Current ratio is defined as the ratio of current assets to current liabilities. Net cash position is defined as cash, cash equivalents and short-term investments less total debt. Substantially all of the company’s cash equivalents and short-term investments are held by wholly or majority-owned foreign subsidiaries and are invested in highly rated, liquid investments including time deposits and money funds. Should it be necessary, these investments could be repatriated back to the United States resulting in additional United States income taxes. In October 2004, the AJCA was signed into law. The AJCA creates a temporary incentive for the company to repatriate accumulated foreign earnings in the form of an elective 85% dividends received deduction for certain dividends from controlled foreign corporations. The company may elect to apply this provision in 2005. The company is in the process of evaluating the effects of the repatriation provision and expects to complete this evaluation within a reasonable period of time. Based on the company’s analysis to date, the amount being considered for repatriation is up to $750 million. The related income tax would be an amount up to $45 million. Notwithstanding the potential impact of AJCA, the company believes that its domestic cash needs can be satisfied with domestic operating cash flows and additional borrowings if required.

The following table provides cash flow data for the six months ended June 30, 2005 and 2004.

	2005	2004
	(dollars in millions)
Net cash provided by operating activities	$169.6	$108.3

Net cash used in investing activities	$(101.1)	$(111.1)

Net cash provided by (used in) financing activities	$(27.3)	$23.9

Operating activities - For the six months ended June 30, 2005, the company generated $169.6 million cash flow from operations, $61.3 million more than the cash flow from operations reported for the six months ended June 30, 2004. For the six months ended June 30, 2005, net income of $166.6 million increased $36.0 million over net income reported for the six months ended June 30, 2004. Adjustments to reconcile net income to net cash provided by operating activities were $3.0 million and $(22.3) million for the six months ended June 30, 2005 and 2004, respectively. Depreciation expense was approximately $20.6 million for the six months ended June 30, 2005 and $19.0 million for the six months ended June 30, 2004. Amortization expense was approximately $12.7 million for the six months ended June 30, 2005 and $8.7 million for the six months ended June 30, 2004.

Investing activities - For the six months ended June 30, 2005, the company used $101.1 million in cash for investing activities, $10.0 million less than the $111.1 million used for investing activities reported for the six months ended June 30, 2004. Capital expenditures amounted to $46.9 million and $35.9 million for the six months ended June 30, 2005 and 2004, respectively. Capital expenditures for the six months ended June 30, 2005 were principally for expansions at several manufacturing facilities and the ongoing implementation of the company’s enterprise-wide software platform. The company expects capital expenditures to be approximately $100.0 million in 2005 as additional investments will be made in information technology systems and manufacturing facilities. The company spent approximately $55.4 million for the six months ended June 30, 2005 and $83.2 million for the six months ended June 30, 2004 for the acquisition of businesses, patents, trademarks, purchase rights and other related items to augment its existing product lines. These cash expenditures were financed primarily with cash from operations and short-term borrowings.

Financing activities - For the six months ended June 30, 2005, the company used $27.3 million in cash for financing activities, $51.2 million more than the $23.9 million generated from financing activities reported for the six months ended June 30, 2004. Cash flow related to financing activities included changes in borrowings, equity proceeds related to option exercises, purchases of company stock and dividend payments. Total debt was $151.5 million at June 30, 2005 and $212.5 million at June 30, 2004. Total debt to total capitalization was 9.2% and 15.1% at June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005, the company spent approximately $31.2 million to purchase 450,000 shares of common stock of the company. For the six months ended June 30, 2004, the company spent approximately $34.0 million to purchase 350,000 shares of common stock of the company (not restated for the company’s 2004 stock split). At June 30, 2005, a total of 2,900,800 shares remain under the company’s share purchase authorization. The company paid cash dividends of $0.24 per share in the six months ended June 30, 2005 and $0.23 per share for the six months ended June 30, 2004, restated for the company’s 2004 stock split.

The company maintains a commercial paper program and a committed credit facility that supports the company’s commercial paper program. The committed facility may also be used for general corporate purposes. The committed credit facility in the amount of $400.0 million matures in May of 2009. A pricing grid based on the company’s long-term debt ratings determines interest rates and facility fees for the facility. The facility does not require compensating balances. There were no commercial paper borrowings at June 30, 2005. Total commercial paper borrowings were $60.8 million at June 30, 2004. Certain of the company’s debt agreements contain customary representations, warranties and default provisions as well as restrictions that, among other things, require the maintenance of a minimum ratio of operating cash flow to interest expense and limit the amount of debt that the company may have outstanding. As of June 30, 2005, the company was in compliance with all such covenants.

The company has $150.0 million of unsecured notes outstanding at June 30, 2005. The notes mature in 2026 and pay a coupon of 6.70% semiannually. The coupon interest closely approximates the effective annual cost of the notes. The 6.70% notes due 2026 may be redeemed at the option of the note holder on December 1, 2006, at a redemption price equal to the principal amount. Assuming these notes are held to maturity, the market value of the notes approximates $172.7 million at June 30, 2005.

At June 30, 2005, the company’s long-term debt was rated “BBB+” by Standard and Poor’s and “Baa2” by Moody’s, and the company’s commercial paper ratings were “A-2” by Standard and Poor’s and “P-2” by Moody’s. These ratings give Bard sufficient financing flexibility.

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

In December 2004, the FASB issued Statement 123R, “Share-Based Payment” (“Statement 123R”). Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as an operating expense in the income statement. The cost is recognized over the requisite service period based on fair values measured on grant dates. The company is currently evaluating its share-based employee compensation programs, the potential impact of this statement on its consolidated financial position and results of operations and the alternative adoption methods. On March 29, 2005, the SEC issued SAB 107, “Share-Based Payment,” which clarified the SEC’s expectations with regard to the assumptions underlying the fair value estimates of options. On April 14, 2005, the SEC amended the compliance dates for Statement 123R. Under the SEC’s new rule, Statement 123R will be effective for Bard beginning January 1, 2006.

In December 2004, the FASB issued a FASB Staff Position (FSP) No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP FAS 109-1 clarifies that the tax deduction for manufacturers provided for in the AJCA should be accounted for as a special deduction rather than as a tax rate reduction. The company is evaluating the effect of the manufacturers’ deduction.

In December 2004, the FASB also issued FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The AJCA creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The company may elect to apply this provision to qualifying earnings repatriations in 2005. The deduction is subject to several limitations, and uncertainty remains as to how to interpret numerous provisions in the AJCA. FSP No. FAS 109-2 provides additional time for the company to evaluate the impact of the AJCA in applying FAS No. 109. The company is in the process of evaluating the effects of the repatriation provision and expects to complete this evaluation within a reasonable period of time. Based on the company’s analysis to date, the amount being considered for repatriation is up to $750 million. The related income tax would be up to $45 million.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“FAS 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition through a cumulative adjustment within net income of the period of the change. FAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the specific transition provisions of any existing or future accounting pronouncements. The company does not believe adoption of FAS 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

Management’s Use of Non-GAAP Measures

“Net sales on a constant currency basis” and “ongoing net sales” are non-GAAP financial measures. The company analyzes net sales on a constant currency and ongoing basis to better measure the comparability of results between periods. Because changes in foreign currency exchange rates have a non-operating impact on net sales, the company believes that evaluating growth in net sales on a constant currency basis provides an additional and meaningful assessment of net sales. Constant currency growth rates are calculated by translating the prior year’s local currency sales by the current period’s exchange rate. Constant currency growth rates are not indicative of changes in corresponding cash flows. During 2004, the company disposed of certain assets, the net sales of which are reported in the Oncology Products group. The company believes that evaluating growth in net sales of the products from assets which were not sold, or “ongoing net sales,” provides an additional and meaningful assessment of net sales of the product group. The limitation of these non-GAAP measures is that they may exclude items that impact actual GAAP results. All non-GAAP financial measures are intended to supplement the applicable GAAP disclosures and should not be viewed as a replacement for GAAP results.

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

Inventories - Inventories are stated at the lower of cost or market. For most domestic divisions, cost is determined using the last-in-first-out (“LIFO”) method. For all other inventories, cost is determined using the first-in-first-out (“FIFO”) method. Due to changing technologies and cost containment, the difference between the inventory valuation under the LIFO method and the FIFO method is not significant.

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

Tax estimates - The company operates in multiple taxing jurisdictions, both within the United States and outside the United States. The company faces audits from these various tax authorities regarding the amount of taxes due. Such audits can involve complex issues and may require an extended period of time to resolve. The company’s U.S. federal tax filings have been examined by the IRS for calendar years ending prior to 1996. All differences arising from those audits have been resolved and settled. The company is currently under examination by the IRS for the 1996 through 1999 calendar years. Certain issues regarding this examination have been resolved and paid. The company’s U.K. affiliates’ tax filings have been examined by Inland Revenue in the United Kingdom for the tax years ending prior to 1999. All differences arising from those audits have been resolved and settled. The company’s U.K. affiliates’ tax filings are currently under examination by Inland Revenue in the United Kingdom for the 1999 through 2002 tax years.

The company has filed tax returns with positions that it believes may be challenged by the tax authorities. These positions relate to, among others, the allocation and/or recognition of income on intercompany transactions, the timing and amount of deductions and the tax treatment related to acquisitions and divestitures. Although the outcome of tax audits is uncertain, in management’s opinion, adequate provisions for income taxes have been made for potential liabilities resulting from such matters. Management believes that the ultimate outcome of these matters will not have a material impact on the company’s financial condition or liquidity but may be material to the income tax provision and net income in a future period.

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

Intangible assets consist primarily of patents, distribution agreements and other intellectual property, which are amortized using the straight-line method over their estimated useful lives, ranging from 8 to 24 years. The company reviews these intangible assets for impairment annually or as changes in circumstances or the occurrence of events suggest the remaining value is not recoverable.

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

Effective management of and reaction to risks involved in our business, including:

•	the ability to achieve manufacturing or administrative efficiencies, including gross margin benefits from our manufacturing process and supply chain programs as a result of the company’s restructuring, or in connection with the integration of acquired businesses;

•	the effects of negative publicity concerning our products, which could reduce market or governmental acceptance of our products and which could result in decreased product demand or product withdrawal;

•	the ability to identify appropriate companies, businesses and technologies as potential acquisition candidates, to consummate and integrate such transactions or to obtain agreements with favorable terms;

•	the reduction in the number of procedures using our devices caused by customers’ cost-containment pressures or preferences for alternate therapies;

•	the ability to maintain or increase research and development expenditures;

•	the uncertainty of whether increased research and development expenditures and sales force expansion will result in increased sales;

•	the ability to maintain our effective tax rate and uncertainty related to tax appeals and litigation;

•	the risk that the company may not successfully implement its new ERP information system, which could adversely affect the company’s results of operations in future periods or its ability to meet the ongoing requirements of Section 404 of the Sarbanes-Oxley Act of 2002;

•	internal factors, such as retention of key employees, including sales employees, and changes in business strategies;

•	the ability to achieve earnings forecasts, which are generated based on, among other things, projected volumes and sales of many product types, some of which are more profitable than others;

•	damage to a company facility, which could render the company unable to manufacture a particular product (as the company may utilize only one manufacturing facility for certain of its major products) and may require the company to reduce the output of products at the damaged facility thereby making it difficult to meet product shipping targets; and

•	the potential impairment of goodwill and intangible assets of the company resulting from insufficient cash flow generated from such assets specifically, or our business more broadly, so as to not allow the company to justify the carrying value of the assets.

Competitive factors, including:

•	the trend of consolidation in the medical device industry as well as among our customers, resulting in potentially greater pricing pressures and more significant, complex and long-term contracts than in the past, both in the United States and abroad;

•	development of new products or technologies by competitors having superior performance compared to our current products or products under development;

•	technological advances, patents and registrations obtained by competitors that would have the effect of excluding the company from new market segments or preventing the company from selling a product or products, or including key features in the company’s products;

•	attempts by competitors to gain market share through aggressive marketing programs; and

•	reprocessing of our products intended for single use by third-party reprocessors.

Difficulties and delays inherent in the development, manufacturing, marketing and sale of medical products, including:

•	the ability to complete planned clinical trials successfully, to develop and obtain approval for products on a timely basis, and to launch products on a timely basis within cost estimates;

•	lengthy and costly regulatory approval processes, which may result in lost market opportunities;

•	delays or denials of, or grants of low levels of reimbursement for, procedures using newly developed products;

•	the suspension or revocation of authority to manufacture, market or distribute existing products;

•	the imposition of additional or different regulatory requirements, such as those affecting manufacturing and labeling;

•	performance, efficacy or safety concerns for existing products, whether scientifically justified or not, that may lead to product recalls, withdrawals, litigation or declining sales, including adverse events relating to the company’s vena cava filters;

•	the failure to obtain, limitations on the use of, or the loss of, patent and other intellectual property rights, and the failure of efforts to protect our intellectual property rights against infringement and legal challenges that can increase our costs;

•	difficulties obtaining necessary components or raw materials used in the company’s products and/or price increases from the company’s suppliers of critical components or raw materials; and

•	customers that may limit the number of manufacturers or vendors from which they will purchase products, which can result in the company’s exclusion from large hospital systems, integrated delivery networks or group purchasing organization contracts.

Governmental action, including:

•	the impact of continued health care cost containment;

•	new laws and judicial decisions related to health care availability, payment for health care products and services or the marketing and distribution of products, including legislative or administrative reforms to the United States Medicare and Medicaid systems or other United States or international reimbursement systems in a manner that would significantly reduce reimbursements for procedures that use the company’s products;

•	changes in the U.S. Food and Drug Administration and foreign regulatory approval processes that may delay or prevent the approval of new products and result in lost market opportunity;

•	the impact of more vigorous compliance and enforcement activities affecting the industry in general or the company in particular;

•	changes in the tax or environmental laws or standards affecting our business which could require facility upgrades or process changes and could affect production rates and output; and

•	compliance costs and potential penalties and remediation obligations in connection with environmental laws, including without limitation regulations regarding air emissions, waste water discharges and solid waste.

Legal disputes, including:

•	disputes over intellectual property rights;

•	product liability claims;

•	claims asserting securities law violations;

•	claims asserting violations of federal law in connection with Medicare and/or Medicaid reimbursement;

•	derivative shareholder actions;

•	claims asserting antitrust violations;

•	environmental claims, including risks relating to accidental contamination or injury from the use of hazardous materials in the company’s manufacturing, sterilization and research activities and the potential for the company to be held liable for any resulting damages; and

•	commercial disputes, generally including disputes over distribution agreements, manufacturing/supply agreements and acquisition or sale agreements.

General economic conditions, including:

•	international and domestic business conditions;

•	political instability in foreign countries;

•	interest rates;

•	foreign currency exchange rates; and

•	changes in the rate of inflation.

Other factors beyond our control, including catastrophes, both natural and man-made, earthquakes, floods, fires, explosions, acts of terrorism or war.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Bard operates on a global basis and therefore is subject to the exposures that arise from foreign exchange rate fluctuations. The company manages these exposures using operational and economic hedges as well as derivative financial instruments. The company’s foreign currency exposures may change over time as changes occur in the company’s international operations. The company’s objective in managing its exposures to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with assets, liabilities, net investments and probable commitments denominated in foreign currencies. In order to reduce the risk of foreign currency exchange rate fluctuations, the company will from time to time enter into derivative financial instruments to hedge a portion of its expected foreign currency denominated cash flow from operations. The instruments that the company uses for hedging are forward contracts and options with major financial institutions. The company expects that the changes in fair market value of such contracts will have a high correlation to the price changes in the related hedged cash flow. The principal currencies the company hedges are the Euro, the Mexican Peso and the Japanese Yen. Any gains and losses on these hedge contracts are expected to offset changes in the value of the related exposure. Bard’s risk management guidelines prohibit entering into financial instruments for speculative purposes. The company enters into foreign currency transactions only to the extent that foreign currency exposure exists. A sensitivity analysis of changes in the fair value of all foreign exchange derivative contracts at June 30, 2005 indicates that if the U.S. dollar uniformly strengthened by 10% against all currencies, the fair value of these contracts would remain unchanged, and if the U.S. dollar uniformly weakened by 10% against all currencies, the fair value of these contracts would increase by $1.5 million. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.

In December 1996, the company issued $150.0 million in aggregate principal amount of 6.70% notes due 2026. These notes may be redeemed at the option of the note holders on December 1, 2006, at a redemption price equal to the principal amount. Assuming these notes are held to maturity, the market value of the notes approximates $172.7 million at June 30, 2005. Assuming a 100 basis point increase or decrease in U.S. interest rates and assuming that the notes are held to maturity, the market value of the notes would approximate $153.6 million and $195.2 million, respectively, on June 30, 2005.

Item 4. Controls and Procedures

The company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the company’s reports under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. Any controls and procedures, no matter how well defined and operated, can provide only reasonable assurance of achieving the desired control objectives. In particular, during 2004, while the company’s disclosure controls and procedures encompassed the company’s consolidation of financial information related to Genyx Medical, Inc., a variable interest entity in accordance with FIN 46, the company did not have oversight over the entity’s control process.

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of June 30, 2005. Based upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) provide reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

The company is in the process of implementing a new ERP information system to manage its business operations. Although the transition has proceeded to date without material adverse effects, the possibility exists that our migration to the new ERP information system could adversely affect the company’s controls and procedures. The process of implementing new information systems could adversely impact our ability to do the following in a timely manner: accept and process customer orders, receive inventory and ship products, invoice and collect receivables, place purchase orders and pay invoices and all other business transactions related to the finance, including order entry, purchasing and supply chain processes within the ERP system.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, the company is subject to various legal proceedings and claims, including product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes. In addition, the company operates in an industry susceptible to significant patent legal claims. At any given time in the ordinary course of business, the company is involved as both a plaintiff and defendant in a number of patent infringement actions. If infringement of a third party’s patent were to be determined against the company, the company might be required to make significant royalty or other payments or might be subject to an injunction or other limitation on its ability to manufacture or sell one or more products. If a patent owned by or licensed to the company were to be determined to be invalid or unenforceable, the company might be required to reduce the value of the patent on the company’s balance sheet and to record a corresponding non-cash charge, which could be significant in amount.

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

On March 16, 2004, Rochester Medical Corporation, Inc. filed a complaint against the company, another manufacturer and two group purchasing organizations under the caption Rochester Medical Corporation, Inc. v. C. R. Bard, Inc., et al. (Civil Action No. 304 CV 060, United States District Court, Eastern District of Texas). The plaintiff alleges that the company and the other defendants conspired to exclude it from the market and to maintain the company’s market share by engaging in a variety of conduct in violation of state and federal antitrust laws. The plaintiff also has asserted claims for business disparagement, common law conspiracy and tortious interference with business relationships. The plaintiff seeks injunctive relief and money damages in an unspecified amount. The company intends to defend this matter vigorously. The parties are in the early stages of discovery. Because the litigation is in a preliminary stage, the company cannot assess the likelihood of an adverse outcome or determine an estimate, or a range of estimates, of potential damages. The company cannot give any assurances that this matter will not have a material adverse impact on the company’s results of operations in a future period or on the company’s financial condition.

The company is a defendant in an action entitled Sakharam D. Mahurkar v. C. R. Bard, Inc., Bard Access Systems, Inc. and Bard Healthcare, Inc. (Civil Action No. 01 C 8452, United States District Court, Northern District of Illinois). The plaintiff alleges that the company is infringing one or more of the claims of several of the plaintiff’s U. S. patents for dialysis catheters. The action seeks a permanent injunction, monetary damages for the period of alleged infringement, treble damages and attorneys’ fees. On December 9, 2004, the court stayed the trial date pending the outcome of the reexamination of one of the patents at issue. The company does not expect the matter to have a material adverse effect on its consolidated financial position or liquidity; however, the matter could be material in a future quarterly period.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)

	Issuer Purchases of Equity Securities
		Open Market Purchases
Period	Employee Benefit Plan Shares Surrendered For Taxes(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Maximum Number of Shares that May Yet Be Purchased Under the Program
April 1 - April 30, 2005	14,970	150,000	$70.42	150,000	2,900,800
May 1 - May 31, 2005	467	—	—	—	2,900,800
June 1 - June 30, 2005	—	—	—	—	2,900,800

Total	15,437	150,000	$70.42	150,000	2,900,800

(1)	Transactions represent the purchase of restricted shares from employees to satisfy tax withholding requirements on such equity-based transactions. None of these transactions were made in the open market.
(2)	On December 12, 2002, the company announced that its Board of Directors approved the repurchase of up to 5,000,000 shares of its common stock.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 6. Exhibits

(a)	Exhibit 10aw* – 1998 Employee Stock Purchase Plan of C. R. Bard, Inc. (as amended and restated), effective as of July 1, 2005
(b)	Exhibit 10ax* – 2005 Executive Bonus Plan of C. R. Bard, Inc., effective as of June 8, 2005
(c)	Exhibit 10ay* – Management Stock Purchase Program Elective and Premium Share Units Terms and Conditions, under the company’s 2003 Long Term Incentive Plan
(d)	Exhibit 10az* – 2005 Directors’ Stock Award Plan of C. R. Bard, Inc., effective as of June 8, 2005
(e)	Exhibit 10ba* – Form of Stock Option Agreement under the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc.
(f)	Exhibit 10bb* – Stock Equivalent Plan for Outside Directors of C. R. Bard, Inc. (as amended and restated), effective as of June 8, 2005
(g)	Exhibit 10bc* – Form of Deferred Compensation Contract, Deferral of Directors’ Fees of C. R. Bard, Inc. (as amended and restated)
(h)	Exhibit 12.1 – Computation of Ratio of Earnings to Fixed Charges
(i)	Exhibit 31.1 – Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
(j)	Exhibit 31.2 – Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer
(k)	Exhibit 32.1 – Section 1350 Certification of Chief Executive Officer
(l)	Exhibit 32.2 – Section 1350 Certification of Chief Financial Officer
*	This exhibit constitutes a management contract or a compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C. R. BARD, INC.
(Registrant)

/s/ TODD C. SCHERMERHORN
Todd C. Schermerhorn Senior Vice President and Chief Financial Officer

/s/ CHARLES P. GROM
Date: July 29, 2005	Charles P. Grom Vice President and Controller