Form 10-Q
period 2005-09-30
BARD C R INC /NJ/
filed 2005-11-01
CIK 9892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2005
Common Stock - $0.25 par value	104,867,682

C. R. BARD, INC. AND SUBSIDIARIES

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands except par values, unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$592,400	$540,800
Short-term investments	4,100	4,600
Accounts receivable, net	280,600	290,100
Inventories	177,500	156,700
Short-term deferred tax assets	35,100	37,000
Other current assets	25,900	24,800

Total current assets	1,115,600	1,054,000

Net property, plant and equipment	299,100	260,800
Patents, net of amortization	138,500	140,000
Intangible assets, net of amortization	100,100	94,500
Goodwill	361,400	365,700
Other assets	102,700	94,100

Total noncurrent assets	1,001,800	955,100

	$2,117,400	$2,009,100

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$100	$100
Accounts payable	48,000	52,200
Accrued expenses	184,900	228,100
Federal and foreign income taxes	105,300	109,900

Total current liabilities	338,300	390,300

Long-term debt	151,400	151,400
Other long-term liabilities	79,600	85,100
Deferred income taxes	2,400	6,500

Total noncurrent liabilities	233,400	243,000

Total liabilities	571,700	633,300

Noncontrolling interest	—	15,700
Shareholders’ investment:
Common stock, $0.25 par value, authorized 600,000,000 shares; issued and outstanding 104,867,682 at September 30, 2005 and 104,672,310 at December 31, 2004	26,200	26,200
Capital in excess of par value	541,000	448,900
Retained earnings	996,500	858,100
Accumulated other comprehensive income	4,200	5,300
Translation adjustment	13,300	40,900
Unearned compensation	(35,500)	(19,300)

Total shareholders’ investment	1,545,700	1,360,100

	$2,117,400	$2,009,100

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(shares and dollars in thousands except per share amounts, unaudited)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$443,300	$421,900	$1,319,300	$1,232,000

Costs and expenses:
Cost of goods sold	166,400	168,100	504,800	498,700
Marketing, selling and administrative expense	132,700	130,800	397,300	382,000
Research and development expense	29,200	28,600	85,400	83,400
Interest expense	3,100	3,400	9,300	9,800
Other (income) expense, net	2,900	(50,700)	(15,000)	(61,000)

Total costs and expenses	334,300	280,200	981,800	912,900

Income before tax provision	109,000	141,700	337,500	319,100

Income tax provision	18,600	39,300	80,500	86,100

Net income	$90,400	$102,400	$257,000	$233,000

Basic earnings per share	$0.86	$0.98	$2.45	$2.23

Diluted earnings per share	$0.83	$0.95	$2.37	$2.17

Weighted average common shares outstanding - basic	105,000	104,600	105,000	104,400

Weighted average common shares outstanding - diluted	108,300	107,400	108,300	107,200

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT

(dollars in thousands except share and per share amounts, unaudited)

	Common Stock		Capital in Excess Of Par Value	Retained Earnings	Accumulated Other Comp. Inc/(Loss)	Unearned Compensation	Total
	Shares	Amount
Balance at December 31, 2004	104,672,310	$26,200	$448,900	$858,100	$46,200	$(19,300)	$1,360,100
Net income				257,000			257,000
Available for sale securities (net of $900 taxes)					(1,600)		(1,600)
Change in derivative instruments designated as cash flow hedges (net of $100 taxes)					500		500
Foreign currency translation adjustment					(27,600)		(27,600)

Total Comprehensive Income				257,000	(28,700)	—	228,300
Cash dividends ($0.37 per share)				(39,000)			(39,000)
Issuance of common stock	1,395,372	300	73,700			(22,400)	51,600
Purchases of common stock for treasury	(1,200,000)	(300)		(79,600)			(79,900)
Tax benefit relating to incentive stock options and employee stock purchase plans			18,400				18,400
Amortization of deferred compensation						6,200	6,200

Balance at September 30, 2005	104,867,682	$26,200	$541,000	$996,500	$17,500	$(35,500)	$1,545,700

Balance at December 31, 2003	51,754,871	$12,900	$338,700	$703,200	$100	$(9,200)	$1,045,700
Net income				233,000			233,000
Available for sale securities (net of $3,200 taxes)					5,100		5,100
Change in derivative instruments designated as cash flow hedges (net of $600 taxes)					1,100		1,100
Foreign currency translation adjustment					7,200		7,200

Total Comprehensive Income				233,000	13,400	—	246,400
Cash dividends ($0.35 per share (1))				(36,600)			(36,600)
Issuance of common stock	1,449,274	300	72,400			(14,100)	58,600
Stock split effected in the form of a stock dividend	52,283,900	13,100		(13,100)			—
Purchases of common stock for treasury	(900,000)	(200)		(63,900)			(64,100)
Tax benefit relating to incentive stock options and employee stock purchase plans			17,400				17,400
Amortization of deferred compensation						3,900	3,900

Balance at September 30, 2004	104,588,045	$26,100	$428,500	$822,600	$13,500	$(19,400)	$1,271,300

(1)	Restated for the company’s 2-for-1 stock split.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	For The Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$257,000	$233,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,300	43,600
Gain on Bard Endoscopic sale	—	(44,900)
Gain on sale of investment	(6,300)	(6,200)
Gain on facility sale	—	(2,700)
In-process research and development	—	6,700
Deferred income taxes	(2,200)	25,500
Expenses under stock plan	7,200	3,900
Royalty reserve reversal	(7,100)	(800)
2003 legal verdict	—	(16,000)
Tax benefits and credits	(45,600)	(1,100)
Impairment charge	8,900	—
Other noncash items	3,000	1,300
Changes in assets and liabilities:
Accounts receivable	1,400	(43,500)
Inventories	(30,400)	(4,800)
Other operating assets	5,200	5,200
Current liabilities, excluding debt	49,000	2,000
Pension contributions	(17,400)	(10,800)
Other long-term liabilities	6,200	2,600

Net cash provided by operating activities	277,200	193,000

Cash flows from investing activities:
Capital expenditures	(71,400)	(56,800)
Proceeds from Bard Endoscopic sale	—	80,000
Proceeds from sale of investment	6,700	6,200
Proceeds from sale of assets	—	4,000
Payments made for purchases of businesses	(200)	(64,600)
Acquisition of patents and other intangibles	(67,000)	(36,400)

Net cash used in investing activities	(131,900)	(67,600)

Cash flows from financing activities:
Repayments of short-term borrowings, net	—	(16,500)
Common stock issued for options and benefit plans	39,600	48,300
Purchases of common stock	(79,900)	(64,100)
Dividends paid	(39,000)	(36,600)

Net cash used in financing activities	(79,300)	(68,900)

Effect of exchange rate changes on cash and cash equivalents	(12,500)	4,400
Effect of variable interest entity	(1,900)	2,400
Increase in cash and cash equivalents during the period	51,600	63,300

Balance at January 1	540,800	417,400

Balance at September 30	$592,400	$480,700

(dollars in thousands)
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$6,000	$6,500
Income taxes	$69,200	$31,900

Noncash transactions:
Acquisition milestones	—	$16,200

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

Consolidation - The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The accounts of most foreign subsidiaries are consolidated as of and for the three and nine months ended August 31, 2005 and 2004 and as of November 30, 2004. No events occurred related to these foreign subsidiaries during the months of September 2005, or December or September 2004 that materially affected the financial position or results of operations of the company. The company has no unconsolidated subsidiaries and no special purpose entities.

Basis of Presentation and Use of Estimates - The condensed financial statements have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 31, 2004. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results expected for the year.

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

The company’s net sales represent gross sales invoiced to both end-users and independent distributors, less certain related charges, including discounts, returns, rebates and other allowances. The company recognizes product revenue when persuasive evidence of a sales arrangement exists, title and risk of loss have transferred, the selling price is fixed or determinable, contractual obligations have been satisfied and collectibility is reasonably assured. Unless agreed otherwise, the company’s terms with domestic distributors provide that title and risk of loss pass F.O.B. origin. Certain sales to domestic and European distributors are F.O.B. destination. For arrangements where the company’s terms state F.O.B. destination, the company records sales on this basis.

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

Stock-Based Compensation - The company maintains various stock-based employee and director compensation plans. The company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Compensation costs that have been charged against income related to certain of the company’s plans would not be materially different under Statement of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). No stock-based employee compensation cost is reflected in net income for employee option grants, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. Additionally, in accordance with APB 25 and related interpretations, the company recognizes no compensation expense for the discount associated with the 1998 Employee Stock Purchase Plan of C. R. Bard, Inc. (“ESPP”). The following table illustrates the effect on net income and earnings per share if the company had applied the fair market value recognition provisions of SFAS 123.

	For the Quarter Ended September 30, 2005	For the Quarter Ended September 30, 2004	For the Nine Months Ended September 30, 2005	For the Nine Months Ended September 30, 2004
	(dollars in millions except per share amounts)
Net income as reported	$90.4	$102.4	$257.0	$233.0
Pro forma after-tax impact of options at fair value	6.6	4.3	15.0	12.8
Pro forma after-tax impact of ESPP discount	0.3	—	1.2	3.0

Pro forma net income adjusted	$83.5	$98.1	$240.8	$217.2

Basic earnings per share as reported	$0.86	$0.98	$2.45	$2.23

Diluted earnings per share as reported	$0.83	$0.95	$2.37	$2.17

Pro forma basic earnings per share	$0.80	$0.94	$2.29	$2.08

Pro forma diluted earnings per share	$0.77	$0.91	$2.23	$2.03

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The company is evaluating all of the implications of SFAS 123; however, beginning in the third quarter of 2005, the fair value of stock option grants was estimated using a binomial-lattice option valuation model. The binomial-lattice model considers characteristics of fair value option pricing that are not available under the Black-Scholes model. Similar to the Black-Scholes model, the binomial-lattice model takes into account variables such as volatility, dividend yield rate, and risk free interest rate. However, in addition, the binomial-lattice model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. For these reasons, the company believes that the binomial-lattice model provides a fair value that is more representative of actual experience and future expected experience. Prior to the third quarter of 2005, the company utilized the Black-Scholes option-pricing model. The following table outlines the assumptions used to estimate the fair market value of the company’s stock option grants.

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Dividend yield	0.7%	0.8%	0.8%	0.9%
Risk-free interest rate	2.95%-4.00%	3.71%	2.95%-4.00%	3.52%
Expected option life in years	6.3	5.8	5.7	5.3
Expected volatility	25%	30%	26%	30%

The weighted average per share fair market value of stock options granted during the nine months ended September 30, 2005 was $19.17. The weighted average per share fair market value of stock options granted during the nine months ended September 30, 2004 was $18.09. The pro forma after-tax adjustment for options assumes vesting periods of between two to four years.

Beginning in the third quarter of 2005, the company estimated the fair market value of the ESPP based upon the Black-Scholes option-pricing model with a six-month service period. Prior to the third quarter of 2005, the fair market value of the ESPP discount was based upon the difference between the market price at the time of purchase and the participant’s purchase price with expense recognition at the time of purchase.

All pro forma adjustments have been tax-affected at 35%. No other pro forma adjustments are required because the company records compensation expense for all other stock awards.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Defined Benefit Pension Plans - The company has tax-qualified plans as well as nonqualified noncontributory defined benefit pension plans (“nonqualified plans”) that together cover substantially all domestic and certain foreign employees. These plans provide benefits based upon a participant’s compensation and years of service. The nonqualified plans are made up of the following arrangements: a nonqualified supplemental deferred compensation arrangement and a nonqualified excess pension deferred compensation arrangement. The nonqualified supplemental deferred compensation arrangement provides supplemental income to key executives of the company. The benefit is determined by the accumulation of an account balance that results from a percentage of pay credit and interest. No deferrals of pay are required from participants. The balance is paid to a participant after retirement over a 15-year period. The nonqualified excess pension deferred compensation arrangement provides benefits to key employees that cannot be provided by the qualified plan due to Internal Revenue Service (“IRS”) limitations. The company uses a September 30 measurement date for all of its defined benefit pension plans. The components of net periodic benefit expense for the three and nine months ended September 30, 2005 and 2004 are as follows:

	For the Quarter ended September 30, 2005			For the Nine Months ended September 30, 2005
	Tax Qualified Plans	Nonqualified Plans	Total	Tax Qualified Plans	Nonqualified Plans	Total
	(dollars in millions)
Service cost net of employee contributions	$3.0	$0.5	$3.5	$9.0	$1.5	$10.5
Interest cost	2.7	0.5	3.2	8.1	1.4	9.5
Expected return on plan assets	(3.7)	—	(3.7)	(11.1)	—	(11.1)
Amortization/settlement/curtailment	1.0	—	1.0	3.0	—	3.0

Net periodic pension expense	$3.0	$1.0	$4.0	$9.0	$2.9	$11.9

	For the Quarter ended September 30, 2004			For the Nine Months ended September 30, 2004
	Tax Qualified Plans	Nonqualified Plans	Total	Tax Qualified Plans	Nonqualified Plans	Total
	(dollars in millions)
Service cost net of employee contributions	$2.7	$0.5	$3.2	$8.1	$1.1	$9.2
Interest cost	2.5	0.5	3.0	7.7	1.3	9.0
Expected return on plan assets	(3.6)	—	(3.6)	(10.6)	—	(10.6)
Amortization/settlement/curtailment	1.0	—	1.0	2.6	—	2.6

Net periodic pension expense	$2.6	$1.0	$3.6	$7.8	$2.4	$10.2

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Postretirement Benefit Plans - The company does not provide subsidized postretirement health care benefits and life insurance coverage except to a limited number of former employees. Approximately thirty of those former employees receive a limited prescription drug plan. The components of net periodic benefit expense for the three and nine months ended September 30, 2005 and 2004 are as follows:

	For the Quarter ended September 30, 2005	For the Quarter ended September 30, 2004	For the Nine Months ended September 30, 2005	For the Nine Months ended September 30, 2004
(dollars in millions)
Service cost	—	—	—	—
Interest cost	0.2	0.1	0.6	0.5
Expected return on plan assets	—	—	—	—
Amortization unrecognized	—	—	—	—
Net loss	—	—	0.1	0.1
Prior service cost	—	—	—	—
Net transition obligation	—	—	—	—
Settlement/curtailment	—	—	—	—

Net periodic benefit cost	$0.2	$0.1	$0.7	$0.6

Employer Contribution to Defined Benefit and Other Postretirement Plans - The company’s objective in funding its domestic tax-qualified plan is to accumulate funds sufficient to provide for all benefits and to satisfy the minimum contribution requirements of ERISA. Outside the United States, the company’s objective is to fund the international retirement costs over time within the limits of minimum requirements and allowable tax deductions. The company’s annual funding decisions also consider the relationship between each tax-qualified plan’s asset returns compared to the plan’s corresponding expense and consider the relationship between each tax-qualified plan’s accumulated benefit obligation and its corresponding funded status. For the nine months ended September 30, 2005 and 2004, the company made contributions of $16.0 million and $10.0 million to its U.S. tax-qualified plan, respectively. For the nine months ended September 30, 2005 and 2004, the company made voluntary contributions of $1.4 million and $0.8 million to the company’s U.K. tax-qualified plans, respectively. The nonqualified plans and the other postretirement plans are generally not funded.

Stock Split - On April 21, 2004, the company announced that its Board of Directors approved a 2-for-1 stock split, which was effected in the form of a 100 percent stock dividend. The dividend was distributed on May 28, 2004 to shareholders of record as of May 17, 2004.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings Per Share - “Basic earnings per share” represents net income divided by the weighted average shares outstanding. “Diluted earnings per share” represents net income divided by weighted average shares outstanding adjusted for the incremental dilution of outstanding stock options and awards. Unless indicated otherwise, per share amounts are calculated on a diluted basis. A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:

	For the Quarter Ended September 30, 2005	For the Quarter Ended September 30, 2004	For the Nine Months Ended September 30, 2005	For the Nine Months Ended September 30, 2004
	(dollars and shares in thousands except per share amounts)
Net income	$90,400	$102,400	$257,000	$233,000

Weighted average common shares outstanding	105,000	104,600	105,000	104,400
Incremental common shares issuable: stock options and awards	3,300	2,800	3,300	2,800

Weighted average common shares outstanding assuming dilution	108,300	107,400	108,300	107,200

Basic earnings per share	$0.86	$0.98	$2.45	$2.23

Diluted earnings per share	$0.83	$0.95	$2.37	$2.17

For the quarter ended September 30, 2005 and 2004, common stock equivalents from stock options and stock awards of 1,255,465 and 32,800 shares, respectively, were not included in the diluted earnings per share calculation since their effect is antidilutive. For the nine months ended September 30, 2005 and 2004, common stock equivalents from stock options and stock awards of approximately 20,280 shares and 1,434,395 shares, respectively, were not included in the diluted earnings per share calculation because their effect is antidilutive.

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

	September 30, 2005	December 31, 2004
	(dollars in thousands)
Finished goods	$103,700	$88,400
Work in process	27,100	25,500
Raw materials	46,700	42,800

Total	$177,500	$156,700

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, Plant and Equipment - Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. Depreciation is computed over the estimated useful lives of depreciable assets using the straight-line method. The following is a summary of property, plant and equipment:

	September 30, 2005	December 31, 2004
	(dollars in thousands)
Property, plant and equipment, at cost:
Land	$13,100	$12,200
Buildings and improvements	183,100	146,800
Machinery and equipment	309,400	283,000

	505,600	442,000
Less - accumulated depreciation and amortization	206,500	181,200

Net property, plant and equipment	$299,100	$260,800

Useful lives for property and equipment are as follows:

Buildings and improvements	5 to 50 years
Machinery and equipment	1 to 10 years

Depreciation expense was approximately $9.4 million for each of the quarters ended September 30, 2005 and 2004. Depreciation expense was approximately $29.6 million and $28.4 million for nine months ended September 30, 2005 and 2004, respectively.

Software Capitalization - Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line method over an estimated useful life of five to seven years. Capitalized software costs are included in machinery and equipment. In accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the company capitalizes certain costs associated with internal-use software such as the payroll costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internal-use software are expensed until the point at which the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires judgment in determining when a project has reached the development stage and the period over which the company expects to benefit from the use of that software. The company capitalized $14.9 million and $25.7 million of internal-use software for the nine months ended September 30, 2005 and 2004, respectively.

Acquisitions and Divestitures - The company spent approximately $67.2 million and $101.0 million for the nine months ended September 30, 2005 and 2004, respectively, in the acquisition of businesses, patents, trademarks, purchase rights and other related items to augment its existing product lines. Unaudited pro forma financial information for the transactions described below has not been presented because the effects of these acquisitions were not material on either an individual or aggregate basis. Results of operations of these transactions are included in the company’s consolidated results from the respective dates of acquisition. Several of the company’s recent acquisitions and investments involve milestone payments associated with the achievement of certain targets associated with research and development, regulatory approval or the transfer of manufacturing capabilities. A summary of contingent milestone payments associated with these acquisitions is included below.

	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
	(dollars in millions)
Acquisition and investment milestones	$24.0	$14.3	$9.7	—	—

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

On January 10, 2005, Bard acquired the agreed-upon assets of Genyx for $53.5 million and is marketing the product under the trade name Tegress™. The company deconsolidated Genyx as a variable interest entity and recorded the majority of the purchase price as intangible assets (13 year lives).

Sorenson Medical, Inc. - On October 5, 2004, the company acquired certain assets of the Trach-Eze™ Suction Catheter product line of Sorenson Medical, Inc. The agreement included an original purchase price of $5.2 million, with contingent milestone payments totalling $2.0 million. As of September 30, 2005, the company has paid $1.6 million, leaving contingent milestone payments of $0.4 million to be paid based upon performance. The company has allocated the $6.8 million purchase price (paid to date) as follows: $5.2 million for patents (10 year life); $0.8 million for machinery and equipment (3-5 year life); $0.6 million for inventory and $0.2 million for a noncompete agreement (2 year life).

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

Bridger Biomed, Inc. - On June 30, 2004, the company acquired all of the outstanding stock of Bridger Biomed, Inc., a supplier of components for the company’s soft tissue repair franchise. The acquisition agreement called for a cash payment of $8.1 million, the assumption of certain liabilities, plus two anniversary payments of $8.1 million payable on the eighteenth and thirty-sixth month anniversaries of the transaction. The company recorded the anniversary payments in accrued expenses and other long-term liabilities. The company has

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recorded approximately $21.2 million in patents which will be amortized over their useful lives of approximately 15 years. In addition, the company recorded approximately $9.1 million in non-tax deductible goodwill and approximately $0.7 million in IPR&D and miscellaneous assets and liabilities, primarily consisting of a deferred tax liability. The company has recorded the IPR&D charge in research and development expense in its Consolidated Statements of Income. The value assigned to IPR&D was determined by identifying a specific IPR&D project that would be continued and for which (a) technological feasibility had not been established at the acquisition date, (b) there was no alternative future use and (c) the fair market value was estimable with reasonable reliability. The company considered a variety of factors, including appraisals, comparable transactions, relief from royalty analysis and other discounted cash-flow approaches in determining purchase price allocations.

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

In addition to the asset sale agreement, the company entered into a short-term lease agreement for its Billerica facility and supply, transitional manufacturing and noncompete agreements. The company recorded deferred gains of approximately $4.6 million related to certain of these agreements. As a result of the sale, the company recorded a pretax gain of $45.5 million in other (income) expense, net in 2004. Net sales associated with the divested assets were approximately $46.2 million for the nine months ended September 30, 2004. For the quarter and nine months ended September 30, 2005, the company recognized approximately $0.5 million and $1.6 million, respectively, of the deferred gains described above.

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

The balances of goodwill and intangible assets are as follows:

	September 30, 2005
	Gross Carrying Value	Accumulated Amortization	Translation	Net Carrying Value	Wt. Avg. Useful Life
	(dollars in millions)
Patents	$170.9	$(32.4)	$—	$138.5	15
Distribution agreements	18.6	(9.1)	—	9.5	24
Licenses	69.3	(6.9)	—	62.4	13
Core technologies	23.1	(4.4)	0.4	19.1	13
Other intangibles	23.4	(14.4)	0.1	9.1	8

Total other intangibles	$305.3	$(67.2)	$0.5	$238.6

	December 31, 2004
	Gross Carrying Value	Accumulated Amortization	Translation	Net Carrying Value	Wt. Avg. Useful Life
	(dollars in millions)
Patents	$186.0	$(45.1)	$(0.9)	$140.0	16
Distribution agreements	20.6	(10.5)	(0.1)	10.0	17
Licenses	41.6	(12.3)	(2.5)	26.8	12
Core technologies	48.1	(2.8)	0.7	46.0	13
Other intangibles	29.1	(17.2)	(0.2)	11.7	8

Total other intangibles	$325.4	$(87.9)	$(3.0)	$234.5

	Beginning Balance	Additions	Translation	Ending Balance
	(dollars in millions)
Goodwill (December 31, 2004 through September 30, 2005)	$365.7	$0.2	$(4.5)	$361.4
Goodwill (December 31, 2003 through December 31, 2004)	$354.0	$12.0	$(0.3)	$365.7

Amortization expense was approximately $6.0 million and $6.5 million for the quarter ended September 30, 2005 and 2004, respectively. Amortization expense was approximately $18.7 million and $15.2 million for the nine months ended September 30, 2005 and 2004, respectively.

Annual forecasted amortization expense for the years 2005 through 2010 is as follows based on company’s intangible assets as of September 30, 2005:

	2005	2006	2007	2008	2009	2010
	(dollars in millions)
Annual amortization expense	$22.9	$22.1	$21.2	$21.0	$20.8	$19.2

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair market value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair market value less costs to sell, and would no longer be depreciated.

In the third quarter ended September 30, 2005, the company recorded an asset impairment charge of $8.9 million pretax related to the 2004 acquisition of Advance Surgical Concepts Ltd.

Short-Term Borrowings and Long-Term Debt - The company maintains a commercial paper program and a committed credit facility that supports the company’s commercial paper program. The committed facility may also be used for general corporate purposes. The committed credit facility in the amount of $400.0 million matures in May of 2009. A pricing grid based on the company’s long-term debt ratings determines interest rates and fees for the facility. The facility does not require compensating balances. At September 30, 2005, there were no outstanding commercial paper borrowings.

The company had $150.0 million in aggregate principal amount of unsecured notes outstanding at September 30, 2005. The notes mature in 2026 and pay a coupon of 6.70% semiannually. The coupon interest closely approximates the effective annual cost of the notes. The 6.70% notes due 2026 may be redeemed at the option of the note holders on December 1, 2006, at a redemption price equal to the principal amount. Assuming these notes are held to maturity, the market value of the notes approximated $170.0 million at September 30, 2005.

On October 21, 2005, a wholly owned subsidiary of the company entered into a three-year, $250 million revolving credit facility to be used for general corporate purposes, including in connection with the company’s plans to repatriate undistributed earnings to the United States in compliance with the American Jobs Creation Act of 2004 (the “AJCA”). Loans under the facility bear interest at the company’s option at a fixed spread to LIBOR or the higher of the prime rate and 0.50% over the federal funds rate. Unused commitments are subject to a facility fee. The credit facility contains customary covenants and events of default, and the company’s subsidiary (together with its subsidiaries) must maintain a maximum leverage ratio and a minimum interest expense coverage ratio.

Certain of the company’s debt agreements contain customary representations, warranties and default provisions as well as restrictions that, among other things, require the maintenance of minimum net worth and operating cash flow levels and limit the amount of debt that the company may have outstanding. As of September 30, 2005, the company was in compliance with all such financial covenants.

Legal - In the ordinary course of business, the company is subject to various legal proceedings and claims, including product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes. In addition, the company operates in an industry susceptible to significant patent legal claims. At any given time in the ordinary course of business, the company is involved as either a plaintiff or defendant in a number of patent infringement actions. If infringement of a third party’s patent were to be determined against the company, the company might be required to make significant royalty or other payments or might be subject to an injunction or other limitation on its ability to manufacture or distribute one or more products. If a patent owned by or licensed to the company were to be determined to be invalid or unenforceable, the company might be required to reduce the value of the patent on the company’s balance sheet and to record a corresponding non-cash charge, which could be significant in amount.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The company believes that the proceedings and claims described above will likely be resolved over an extended period of time. While it is not feasible to predict the outcome of these proceedings, based upon the company’s experience, current information and applicable law, the company does not expect these proceedings to have a material adverse effect on its consolidated financial position or liquidity. However, one or more of the proceedings could be material to the company’s consolidated results of operations for a future period.

On March 16, 2004, Rochester Medical Corporation, Inc. filed a complaint against the company, another manufacturer and two group purchasing organizations under the caption Rochester Medical Corporation, Inc. v. C. R. Bard, Inc., et al. (Civil Action No. 304 CV 060, United States District Court, Eastern District of Texas). The plaintiff alleges that the company and the other defendants conspired to exclude it from the market and to maintain the company’s market share by engaging in conduct in violation of state and federal antitrust laws. The plaintiff also has asserted claims for business disparagement, common law conspiracy and tortious interference with business relationships. The plaintiff seeks injunctive relief and money damages in an unspecified amount. The company intends to defend this matter vigorously. The parties are in the discovery stage. Because the litigation is in a preliminary stage, the company cannot assess the likelihood of an adverse outcome or determine an estimate, or a range of estimates, of potential damages. The company cannot give any assurances that this matter will not have a material adverse impact on the company’s results of operations in a future period or the company’s financial condition.

The company is a defendant in an action entitled Sakharam D. Mahurkar v. C. R. Bard, Inc., Bard Access Systems, Inc. and Bard Healthcare, Inc. (Civil Action No. 01 C 8452, United States District Court, Northern District of Illinois). The plaintiff alleges that the company is infringing one or more of the claims of several of the plaintiff’s U. S. patents for dialysis catheters. The action seeks a permanent injunction, monetary damages for the period of alleged infringement, treble damages and attorneys’ fees. On December 9, 2004, the court stayed the trial date pending the outcome of the reexamination of one of the patents at issue. The company does not expect the matter to have a material adverse effect on its consolidated financial position or liquidity; however, the matter could be material to the company’s consolidated results of operations for a future quarterly period.

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

	Beginning Balance December 31, 2004	Charges to Costs and Expenses	Deductions	Ending Balance September 30, 2005
	(dollars in thousands)
Product warranty accruals	$2,100	$1,000	$(1,300)	$1,800

Environmental Remediation Policy - The company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.

Income Taxes - All income tax amounts reflect the use of the liability method. Under this method, deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The company has filed tax returns with positions that it believes may be challenged by the tax authorities. These positions relate to, among others, the allocation and/or recognition of income on intercompany transactions, the timing and amount of deductions and the tax treatment of acquisitions and divestitures. Although the outcome of tax audits is uncertain, in management’s opinion, adequate provisions for income taxes have been made for potential liabilities resulting from such matters. The company believes that the ultimate outcome of these matters will not have a material impact on its financial condition or liquidity but may be material to the income tax provision and net income in a future period.

The company operates in multiple taxing jurisdictions, both within the United States and outside the United States. The company faces audits from these various tax authorities regarding the amount of taxes due. Such audits can involve complex issues and may require an extended period of time to resolve. The company’s U.S. federal tax filings have been examined by the Internal Revenue Service (“IRS”) for calendar years ending prior to 2000. The company believes all tax differences arising from those audits have been resolved and settled. In the third quarter of 2005, the company’s income tax provision was reduced by $45.6 million predominately due to the favorable conclusion of the IRS’s examination of the 1996-1999 tax years, as well as the resolution of certain other tax items. The company’s U.K. affiliates’ tax filings have been examined by Inland Revenue in the United Kingdom for the tax years ending prior to 1999. The company believes all tax differences arising from those audits have been resolved and settled. As of September 30, 2005, the company’s U.K. affiliates’ tax filings are under examination by Inland Revenue in the United Kingdom for the 1999 through 2002 tax years.

In October 2004, the AJCA was signed into law. The AJCA created a temporary incentive for the company to repatriate accumulated foreign earnings in the form of an elective 85% dividends received deduction for certain cash dividends from controlled foreign corporations. In the third quarter of 2005, the company approved a plan to repatriate $600 million of undistributed foreign earnings under the provisions of the AJCA. Accordingly, the company recorded a tax provision of approximately $32 million associated with this plan. Consistent with FSP No. FAS 109-2 (described below under “New Accounting Pronouncements”), the company has not provided income taxes on its residual international unrepatriated earnings.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments - The fair market value of cash and cash equivalents, receivables, accounts payable and short-term debt approximate their carrying value due to their short-term maturities. Short-term investments that have original maturities of 90 days or less are considered cash equivalents and amounted to $577.4 million and $525.7 million as of September 30, 2005 and December 31, 2004, respectively. Short-term investments which are not cash equivalents are stated at cost, which approximates their market value.

Investments in equity securities that have readily determinable fair market values are classified and accounted for as available-for-sale in “Other current assets” or “Other assets.” Available-for-sale securities are recorded at fair market value, with the change in fair market value recorded, net of taxes, as a component of accumulated other comprehensive income. The fair market value of available-for-sale securities was approximately $7.8 million and $10.6 million at September 30, 2005 and December 31, 2004, respectively. At September 30, 2005, the company owned approximately 1.4 million shares of Endologix, Inc. (approximately 4% ownership).

Derivative Instruments - Bard’s objective in managing its exposures to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with assets, liabilities and anticipated commitments denominated in foreign currencies. The company does not utilize derivative instruments for trading or speculation purposes. No derivative instruments extend beyond December 2006. The company has formally documented the relationships between hedging instruments and hedged items, as well as its risk management objectives. All derivative instruments are recognized on the balance sheet at fair market value. Hedge accounting is followed for derivatives that have been designated and qualify as fair market value and cash flow hedges. For derivatives that have been designated and qualify as fair market value hedges, the changes in the fair market value of highly effective derivatives, along with changes in the fair market value of the hedged assets that are attributable to the hedged risks, are recorded in current period earnings. For derivatives that have been designated and qualify as cash flow hedges, changes in the fair market value of the effective portion of the derivatives’ gains or losses are reported in other comprehensive income. The company believes that all derivative instruments utilized are highly effective hedging instruments because they are denominated in the same currency as the hedged item and because the maturities of the derivative instruments match the timing of the hedged items. It is the company’s policy that when a derivative instrument settles, the associated amounts in accumulated other comprehensive income are reversed to cost of goods sold or other (income) expense, net as appropriate. It is the company’s policy that in the event that (1) an anticipated hedged transaction is determined to be not likely to occur or (2) it is determined that a derivative instrument is no longer effective in offsetting changes in the hedged item, the company would reverse the associated amounts in accumulated other comprehensive income to other (income) expense, net.

The company enters into readily marketable traded forward contracts and options with financial institutions to help reduce the exposure to fluctuations between certain currencies. These contracts create limited earnings volatility because gains and losses associated with exchange rate movements are generally offset by movements in the underlying hedged item.

	September 30, 2005		December 31, 2004
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(dollars in thousands)
Yen forward currency agreements	$700	$—	$1,200	$—
Peso forward currency agreements	$18,900	$1,000	$26,400	$1,400
Euro option-based products	$49,500	$1,200	$39,600	$200

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A roll forward of the company’s derivative financial instruments for the nine months ended September 30, 2005 is as follows:

	Yen Forward Currency Agreements	Peso Forward Currency Agreements	Euro Option-Based Products
	(dollars in thousands)
December 31, 2004 notional amount	$1,200	$26,400	$39,600
New agreements	2,300	12,000	39,600
Expired agreements	(2,800)	(19,500)	(29,700)

September 30, 2005 notional amount	$700	$18,900	$49,500

The fair market value of financial instruments was estimated by discounting expected cash flows using quoted foreign exchange rates as of September 30, 2005 and December 31, 2004. Judgment was employed in developing estimates of fair market value; accordingly, the estimates presented herein are not necessarily indicative of the amounts that the company could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have an effect on the estimated fair market value amounts. At September 30, 2005, the net fair market value of option-based products and the incremental mark-to-market of forward currency agreements are recorded in either “Other current assets” or “Accrued expenses” in the Consolidated Balance Sheet. For the nine months ended September 30, 2005, the company reclassified a loss of approximately $0.3 million from accumulated other comprehensive loss to “Other (income) expense, net” or “Cost of goods sold” in the Consolidated Statement of Income as hedged intercompany balances were settled and as anticipated currency needs arose. This reclassification was net of minimal associated tax effects.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(dollars in thousands)
Net sales:
United States	$311,000	$298,600	$915,500	$865,000
Europe	78,100	76,400	247,500	231,900
Japan	24,900	21,900	71,300	62,200
Rest of world	29,300	25,000	85,000	72,900

Total net sales	$443,300	$421,900	$1,319,300	$1,232,000

Income before tax provision	$109,000	$141,700	$337,500	$319,100

Long-lived assets	$1,001,800	$935,000	$1,001,800	$935,000

Capital expenditures	$24,900	$20,900	$71,400	$56,800

Depreciation and amortization	$15,400	$15,900	$48,300	$43,600

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents net sales by disease state management.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(dollars in thousands)
Net sales:
Vascular	$108,800	$99,400	$321,900	$291,600
Urology	130,700	124,700	390,000	362,700
Oncology	102,900	101,800	298,100	296,300
Surgery	80,900	78,100	252,000	230,200
Other products	20,000	17,900	57,300	51,200

Total net sales	$443,300	$421,900	$1,319,300	$1,232,000

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

In December 2004, the FASB issued Statement 123R, “Share-Based Payment” (“FAS 123R”). FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as an operating expense in the income statement. The cost is recognized over the requisite service period based on fair values measured on grant dates. The company is currently evaluating its share-based employee compensation programs, the potential impact of this statement on its consolidated financial position and results of operations and the alternative adoption methods. On March 29, 2005, the Securities and Exchange Commission (“SEC”) issued SAB 107, “Share-Based Payment,” which clarified the SEC’s expectations with regard to the assumptions underlying the fair value estimates of options. On April 14, 2005, the SEC amended the compliance dates for FAS 123R. Under the SEC’s new rule, FAS 123R will be effective for Bard beginning January 1, 2006. See “Stock-Based Compensation.”

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

In December 2004, the FASB also issued FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The AJCA created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. In the third quarter of 2005, the company approved a plan to repatriate $600 million of undistributed foreign earnings under the provisions of the AJCA. Accordingly, the company recorded a tax provision of approximately $32 million associated with this plan. Consistent with FSP No. FAS 109-2, the company has not provided income taxes on its residual international unrepatriated earnings.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The company is engaged in the design, manufacture, packaging, distribution and sale of medical, surgical, diagnostic and patient care devices. The company markets its products to hospitals, individual health care professionals, extended care health facilities and alternate site facilities in the United States and abroad, principally in Europe and Japan. In general, the company’s products are intended to be used once and discarded or implanted either temporarily or permanently.

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

The company’s key growth initiatives include additional focus on research and development, the expansion of its sales organization, business development activities and improved manufacturing efficiencies. The company’s margins and net income are driven by the company’s ability to generate sales of its products and improve operating efficiency. The company’s ability to improve sales over time depends in part upon its success in developing and marketing new products. In this regard, the company has strategically increased funding of research and development activities, with a focus on products and markets that are growing faster than 8%. In 2004, the company spent approximately $111.6 million on research and development, an increase of approximately 27.7% from research and development spending of approximately $87.4 million in 2003. For the quarter ended September 30, 2005, the company spent approximately $29.2 million on research and development, an increase of approximately 2.1% from research and development spending of approximately $28.6 million in the quarter ended September 30, 2004. For the nine months ended September 30, 2005, the company spent approximately $85.4 million on research and development, an increase of approximately 2.4% from research and development spending of approximately $83.4 million for the nine months ended September 30, 2004. The nine months ended September 30, 2004, included IPR&D charges of $6.7 million related primarily to the acquisition of Onux. In light of the complexity of the process of developing and bringing new products to market, the company expects a lag of as much as several years before the results of increased research and development spending are reflected in increased net sales. In addition, there can be no assurance that research and development activities will successfully generate new products or that new products will be successful.

In 2003, as part of its effort to generate increased sales, the company increased its U.S. sales force by approximately 50 sales positions. In the third quarter of 2004, the company began a further sales force expansion to increase its U.S. sales force by approximately 60 sales positions and to increase its international sales force, primarily in Europe, by approximately 40 sales positions. The company is now in the process of hiring approximately 55 additional sales positions in the U.S. The company believes that its sales force expansions enhance geographic coverage, increase focus on high-growth businesses, facilitate new product introductions and aid in the identification of new product opportunities at the call-point level.

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

The company has a comprehensive program aimed at improving manufacturing efficiencies. This program has built on the company’s past restructuring activities and has resulted in sustained improvement of both margins and cash flow. Gross margins as a percentage of net sales improved by 260 basis points in 2004 as compared to 2003. Gross margins as a percentage of net sales improved by 230 basis points in the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004. Gross margins as a percentage of net sales improved by 220 basis points for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The improved cash flow associated with these activities provides additional funding for the company’s research and development activities and other growth initiatives discussed above.

The company has taken advantage of strong cash flow over the past several years to strengthen its balance sheet, reducing total debt to total capitalization from approximately 17% at the end of 2001 to approximately 9% at September 30, 2005. Working capital increased from approximately $391 million to approximately $777 million over the same period. The company’s strong financial position further enables the company to pursue the growth initiatives discussed above.

As described below under “Liquidity and Capital Resources,” the company has approved a plan to repatriate $600 million of undistributed foreign earnings. Those funds will be used consistent with the requirements of the AJCA to support the company’s growth initiatives discussed above.

Results of Operations

Net Sales

The company’s revenues are generated from sales of the company’s products, net of discounts, returns, rebates and other allowances. Bard reported consolidated net sales for the third quarter ended September 30, 2005 of $443.3 million, an increase of 5% on a reported basis over third quarter ended September 30, 2004 consolidated net sales of $421.9 million. Bard reported consolidated net sales for the nine months ended September 30, 2005 of $1,319.3 million, an increase of 7% on a reported basis over nine months ended September 30, 2004 consolidated net sales of $1,232.0 million.

Net sales excluding sales of the divested Endoscopic Technologies products (which were previously reported as part of the oncology group) are referred to as “ongoing net sales.” For the third quarter and nine-months ended September 30, 2005, ongoing net sales increased 9% and 10% on a constant currency basis, respectively, over the prior year periods (see “Management’s Use of Non-GAAP Measures” below).

The geographic breakdown of net sales by the location of the third-party customer for the three and nine months ended September 30, 2005 and 2004, respectively, is set forth below.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
United States	70%	71%	69%	70%
Europe	18%	18%	19%	19%
Japan	6%	5%	5%	5%
Rest of world	6%	6%	7%	6%

Total net sales	100%	100%	100%	100%

Consolidated net sales for the quarter and nine months ended September 30, 2005 increased by 0.3% and 0.1%, respectively, due to price increases compared to the same periods in the prior year. Exchange rate fluctuations had the effect of increasing consolidated net sales for the quarter ended September 30, 2005 by 0.2% as compared to the same period in the prior year. Exchange rate fluctuations had the effect of increasing consolidated net sales for the nine months ended September 30, 2005 by 1.0% as compared to the first nine months of 2004. The primary exchange rate movement that impacts net sales is the movement of the Euro compared to the United States dollar. The impact of exchange rate movements on net sales is not indicative of the impact on net earnings due to the offsetting impact of exchange rate movements on operating costs and expenses, costs incurred in other currencies and the company’s hedging activities.

Bard’s third quarter ended September 30, 2005 United States net sales of $311.0 million increased 4% over the third quarter ended September 30, 2004 United States net sales of $298.6 million. For the nine months ended

September 30, 2005, United States net sales of $915.5 million increased 6% over the nine months ended September 30, 2004 United States net sales of $865.0 million. Bard’s third quarter ended September 30, 2005 international net sales of $132.3 million increased 7% on a reported basis and constant currency basis over third quarter ended September 30, 2004 international net sales of $123.3 million. For the nine months ended September 30, 2005, international net sales of $403.8 million increased 10% on a reported basis (7% on a constant currency basis) over the nine months ended September 30, 2004 international net sales of $367.0 million. Within the international category for the quarter ended September 30, 2005, European net sales grew 2% on a reported basis (3% on a constant currency basis) over the quarter ended September 30, 2004. For the nine months ended September 30, 2005, European net sales grew 7% on a reported basis (3% on a constant currency basis) over the nine months ended September 30, 2004. Net sales on a constant currency basis is a non-GAAP measure and not a replacement for GAAP results. See “Management’s Use of Non-GAAP Measures” below.

Presented below is a discussion of consolidated net sales by disease state for the quarter and nine months ended September 30, 2005 and 2004. Net sales excluding sales of the divested Endoscopic Technologies products (which were previously reported as part of the oncology group) are referred to as “ongoing net sales.” Ongoing net sales is a non-GAAP measure and not a replacement for GAAP results. See “Management’s Use of Non-GAAP Measures” below.

Product Group Summary of Net Sales

	For the Quarter Ended September 30,				For the Nine Months Ended September 30,
	2005	2004	Change	Constant Currency	2005	2004	Change	Constant Currency
	(dollars in thousands)
Vascular	$108,800	$99,400	9%	9%	$321,900	$291,600	10%	9%
Urology	130,700	124,700	5%	5%	390,000	362,700	8%	7%
Oncology	102,900	86,800	19%	18%	298,100	250,100	19%	18%
Surgery	80,900	78,100	4%	3%	252,000	230,200	9%	9%
Other	20,000	17,900	12%	11%	57,300	51,200	12%	11%

Ongoing net sales	443,300	406,900	9%	9%	1,319,300	1,185,800	11%	10%

Divested sales	—	15,000			—	46,200

Total net sales	$443,300	$421,900	5%		$1,319,300	$1,232,000	7%

Vascular Products - Bard markets a wide range of products for the peripheral vascular market, including endovascular products, electrophysiology products and graft products. Consolidated net sales for the quarter ended September 30, 2005 of vascular products increased 9% on a reported basis and constant currency basis compared to the prior year’s third quarter. United States net sales for the quarter ended September 30, 2005 of vascular products grew 16% compared to the prior year’s third quarter. International net sales for the quarter ended September 30, 2005 increased 2% on a reported basis and constant currency basis compared to the prior year’s third quarter. Consolidated net sales for the nine months ended September 30, 2005 of vascular products increased 10% on a reported basis (9% on a constant currency basis) compared to the prior year’s first nine months. United States net sales for the nine months ended September 30, 2005 of vascular products grew 14% compared to the prior year’s first nine months. International net sales for the nine months ended September 30, 2005 increased 6% on a reported basis (3% on a constant currency basis) compared to the prior year’s first nine months. The vascular group is the company’s most global business, with international net sales comprising 43% of consolidated net sales of vascular products for the quarter ended September 30, 2005 and comprising 45% of consolidated net sales of vascular products for the nine months ended September 30, 2005.

Consolidated net sales for the quarter ended September 30, 2005 of endovascular products increased 13% on a reported basis and constant currency basis compared to the prior year’s third quarter. Net sales of the company’s peripheral stent line increased 20% on a reported basis and constant currency basis for the quarter ended September 30, 2005 compared to the prior year’s third quarter, based on strong sales of the Fluency® stent graft. Consolidated net sales for the nine months ended September 30, 2005 of endovascular products increased 15% on a reported basis (13% on a constant currency basis) compared to the prior year’s first nine months, with Fluency® stent graft sales contributing to this growth.

Electrophysiology products comprised 19% and 20% of consolidated net sales of vascular products for the quarter and for the nine months ended September 30, 2005, respectively. Consolidated net sales for the quarter ended September 30, 2005 of electrophysiology products increased 10% on a reported basis and constant currency basis compared to the prior year’s third quarter. Consolidated net sales for the nine months ended September 30, 2005 of electrophysiology products increased 9% on a reported basis (7% on a constant currency basis) compared to the prior year’s first nine months. Strong sales performance in the company’s electrophysiology lab systems and steerable diagnostic catheter lines has driven the growth in electrophysiology products for the quarter and nine months ended September 30, 2005.

Consolidated net sales for the quarter ended September 30, 2005 of graft products remained flat on a reported basis and constant currency basis compared to the prior year’s third quarter. Consolidated net sales for the nine months ended September 30, 2005 of graft products increased 2% on a reported basis and remained flat on a constant currency basis compared to the prior year’s first nine months. Declining sales in the company’s line of dialysis access grafts has impacted growth for the quarter and nine months ended September 30, 2005.

Urology Products - Bard markets a wide range of products for the urology market, including basic drainage products, incontinence and urological specialty products. Consolidated net sales for the quarter ended September 30, 2005 of urology products were $130.7 million, an increase of 5% on a reported basis and constant currency basis compared to the prior year’s third quarter. United States net sales of urology products represented 71% of consolidated net sales of urology products for the quarter ended September 30, 2005 and grew 2% compared to the prior year’s third quarter. International net sales for the quarter ended September 30, 2005 of urology products increased 12% on a reported basis and constant currency basis compared to the prior year’s third quarter. Consolidated net sales for the nine months ended September 30, 2005 of urology products were $390.0 million, an increase of 8% on a reported basis (7% on a constant currency basis) compared to the prior year’s first nine months. United States net sales of urology products represented 71% of consolidated net sales of urology products for the nine months ended September 30, 2005 and grew 6% compared to the prior year’s first nine months. International net sales for the nine months ended September 30, 2005 of urology products increased 13% on a reported basis (9% on a constant currency basis) compared to the prior year’s first nine months.

Consolidated net sales for the quarter and for the nine months ended September 30, 2005 of basic drainage products comprised 64% and 63%, respectively, of consolidated net sales of urology products. Basic drainage products, including Foley catheters, represent the foundation of the company’s urology business. Consolidated net sales for the quarter ended September 30, 2005 of basic drainage products increased 7% on a reported basis (6% on a constant currency basis) compared to the prior year’s third quarter. Consolidated net sales for the quarter ended September 30, 2005 of infection control products grew 12% on a reported basis and constant currency basis compared to the prior year’s third quarter. Consolidated net sales for the nine months ended September 30, 2005 of basic drainage products increased 7% on a reported basis (6% on a constant currency basis) compared to the prior year’s first nine months. Consolidated net sales for the nine months ended September 30, 2005 of infection control products grew 14% on a reported basis and constant currency basis compared to the prior year’s first nine months.

Consolidated net sales for the quarter ended September 30, 2005 of urological specialties, which includes brachytherapy products and services, decreased 2% on a reported basis and constant currency basis compared to the prior year’s third quarter. Consolidated net sales for the nine months ended September 30, 2005 of urological specialties grew 5% on a reported basis (4% on a constant currency basis) compared to the prior year’s first nine months.

Consolidated net sales for the quarter ended September 30, 2005 of incontinence products increased 8% on a reported basis and constant currency basis compared to the prior year’s third quarter. Consolidated net sales for the nine months ended September 30, 2005 of incontinence products increased 14% on a reported basis (13% on a constant currency basis) compared to the prior year’s first nine months.

Oncology Products - The company’s oncology product line is comprised mainly of specialty access products used primarily for chemotherapy. Ongoing consolidated net sales for the quarter ended September 30, 2005 of oncology products grew 19% on a reported basis (18% on a constant currency basis) compared to the prior year’s third quarter. United States ongoing net sales for the quarter ended September 30, 2005 of oncology products grew 17% compared to the prior year’s third quarter. International ongoing net sales for the quarter ended September 30, 2005 of oncology products grew 22% on a reported basis (19% on a constant currency basis) compared to the prior year’s third quarter. Consolidated net sales for the quarter ended September 30, 2005 of dialysis catheters grew 23% on a reported basis and constant currency basis compared to the prior year’s third quarter. The Hemosplit® split tip dialysis catheter, along with the newly introduced Hemostar™ staggered tip dialysis catheter, contributed to growth in the dialysis catheter category. Ongoing consolidated net sales for the nine months ended September 30, 2005 of oncology products grew 19% on a reported basis (18% on a constant currency basis) compared to the prior year’s first nine months. United States ongoing net sales for the nine months ended September 30, 2005 of oncology products grew 18% compared to the prior year’s first nine months. International ongoing net sales for the nine months ended September 30, 2005 of oncology products grew 24% on a reported basis (19% on a constant currency basis) compared to the prior year’s first nine months. Consolidated net sales for the nine months ended September 30, 2005 of dialysis catheters grew 24% on a reported basis (23% on a constant currency basis) compared to the prior year’s first nine months.

Surgical Specialty Products - Consolidated net sales for the quarter ended September 30, 2005 of surgical specialty products increased 4% on a reported basis (3% on a constant currency basis) compared to the prior year’s third quarter. United States net sales for the quarter ended September 30, 2005 of surgical specialty products remained flat compared to the prior year’s third quarter. International net sales for the quarter ended September 30, 2005 of surgical specialty products increased 17% on a reported basis (15% on a constant currency basis) compared to the prior year’s third quarter. Consolidated net sales for the nine months ended September 30, 2005 of surgical specialty products increased 9% on a reported basis and constant currency basis compared to the prior year’s first nine months. United States net sales for the nine months ended September 30, 2005 of surgical specialty products increased 7% compared to the prior year’s first nine months. International net sales for the nine months ended September 30, 2005 of surgical specialty products increased 19% on a reported basis (15% on a constant currency basis) compared to the prior year’s first nine months. The rate of growth in the surgical specialty products category has slowed, a trend that could continue.

For the quarter ended September 30, 2005, the company’s soft tissue repair product offerings comprised 74% of consolidated net sales of surgical specialty products. The company’s Salute® fixation system, which is used in hernia repair procedures, was a contributor to this category’s growth. Consolidated net sales for the quarter ended September 30, 2005 of hernia products grew 6% on a reported basis and constant currency basis compared to the prior year’s third quarter. Consolidated net sales for the nine months ended September 30, 2005 of hernia products grew 13% on a reported basis (12% on a constant currency basis) compared to the prior year’s first nine months.

Other Products - The other product group includes irrigation, wound drainage and certain other equipment manufacturers’ products. Consolidated net sales of other products for the quarter ended September 30, 2005 were $20.0 million, an increase of 12% on a reported basis (11% on a constant currency basis) compared to the prior year’s third quarter. Consolidated net sales of other products for the nine months ended September 30, 2005 were $57.3 million, an increase of 12% on a reported basis (11% on a constant currency basis) compared to the prior year’s first nine months.

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

The following is a summary of major costs and expenses as a percentage of net sales for the quarter and nine months ended September 30, 2005 and 2004.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Cost of goods sold	37.5%	39.8%	38.3%	40.5%
Marketing, selling and administrative expense	29.9%	31.0%	30.1%	31.0%
Research and development expense	6.6%	6.8%	6.5%	6.8%
Interest expense	0.7%	0.8%	0.7%	0.8%
Other (income) expense, net	0.7%	(12.0)%	(1.2)%	(5.0)%

Total costs and expenses	75.4%	66.4%	74.4%	74.1%

Cost of goods sold - The company’s cost of goods sold as a percentage of net sales for the quarter ended September 30, 2005 was 37.5%, a reduction of 230 basis points from the cost of goods sold as a percentage of net sales for the quarter ended September 30, 2004 of 39.8%. The company’s cost of goods sold as a percentage of net sales for the nine months ended September 30, 2005 was 38.3%, a reduction of 220 basis points from the cost of goods sold as a percentage of net sales for the nine months ended September 30, 2004 of 40.5%. Cost of goods sold as a percentage of net sales was lower for the quarter and nine month period due to manufacturing efficiencies driven by higher production volumes and cost improvement projects. In the third quarter 2005, the company has received a temporary benefit from higher production levels. The company expects its cost of goods sold as a percentage of net sales to rise in future periods.

Marketing, selling and administrative expense - The company’s marketing, selling and administrative costs as a percentage of net sales for the quarter ended September 30, 2005 was 29.9%. Marketing, selling and administrative costs as a percentage of net sales for the quarter ended September 30, 2004 was 31.0%. The company’s marketing, selling and administrative costs as a percentage of net sales for the nine months ended September 30, 2005 was 30.1%. Marketing, selling and administrative costs as a percentage of net sales for the nine months ended September 30, 2004 was 31.0%. Lower Sarbanes-Oxley implementation costs and lower compensation costs as a percentage of net sales contributed to the favorable marketing, selling and administrative costs as a percentage of net sales.

Research and development expense - Research and development expenses are comprised of expenses related to internal research and development activities, milestone payments for third-party research and development activities and acquired IPR&D costs arising from the company’s business development activities. The components of internal research and development expenses include: salary and benefits, allocated overhead and occupancy costs, clinical trial and related clinical manufacturing costs, contract services and milestone payments for third-party research and development. All research and development costs are expensed as incurred. Research and development expenditures for the quarter ended September 30, 2005 of $29.2 million represented a 2% increase from the prior year’s quarter expenditures of $28.6 million. Research and development expenditures for the nine months ended September 30, 2005 of $85.4 million represented a 2% increase over the expenditures for the nine months ended September 30, 2004 of $83.4 million. For the nine months ended September 30, 2004, the company recorded IPR&D charges of $6.7 million related primarily to the acquisition of Onux. The company has strategically increased funding of research and development activities, with a focus on products and markets that are growing faster than 8%.

Interest expense - Interest expense for the quarter ended September 30, 2005 decreased to $3.1 million from $3.4 million for the quarter ended September 30, 2004, due to reduced borrowings. Interest expense for the nine months ended September 30, 2005 decreased to $9.3 million from $9.8 million for the nine months ended September 30, 2004, due to reduced borrowings.

Other (income) expense, net - The table below presents the components of other (income) expense, net for the quarter and nine months ended September 30, 2005 and 2004.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(dollars in thousands)		(dollars in thousands)
Interest income	$(4,800)	$(2,100)	$(12,400)	$(5,400)
Foreign exchange losses	400	100	1,000	500
Investment gains	(1,900)	—	(6,300)	(6,200)
Asset impairment	8,900	—	8,900	—
Gain on Endoscopic Technologies division	—	(44,900)	—	(44,900)
Gain on facility sale	—	(2,700)	—	(2,700)
Legal settlements	—	—	—	(1,600)
Royalty reserve reversal	—	(800)	(7,100)	(800)
Noncontrolling interest	—	(600)	—	(1,100)
Other, net	300	300	900	1,200

Total other (income) expense, net	$2,900	$(50,700)	$(15,000)	$(61,000)

Investment gains - In the third quarter ended September 30, 2005, other (income) expense, net included $1.9 million of pretax income from the gain on sale of an investment. For the nine months ended September 30, 2005, other (income) expense, net included pretax income of approximately $3.1 million from the gain on sales of investments and pretax income of approximately $3.2 million resulting from a milestone payment related to the company’s sale of an investment during the second quarter of 2004.

Asset impairment - In the third quarter and the nine months ended September 30, 2005, other (income) expense, net included an asset impairment charge of approximately $8.9 million related to the 2004 acquisition of Advance Surgical Concepts Ltd.

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

Royalty reserve reversal - In the second quarter 2005, other (income) expense, net included income of approximately $7.1 million pretax resulting from the reversal of a reserve related to a patent matter.

Income tax provision - The following is a reconciliation between the effective tax rates and the statutory rates for the quarter and nine months ended September 30, 2005 and 2004:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
U.S. federal statutory rate	35%	35%	35%	35%
State income taxes, net of federal benefit	2%	1%	2%	1%
Operations taxed at less than U.S. rate	(6)%	(8)%	(8)%	(9)%
Tax impact of repatriation of foreign earnings	29%	—	10%	—
Resolution of third quarter 2005 tax items	(42)%	—	(14)%	—
Other, net	(1)%	—	(1)%	—

Effective tax rate	17%	28%	24%	27%

The company’s effective tax rate for the quarter and first nine months of operations ended September 30, 2005, decreased to 17% and 24%, respectively, compared to 28% and 27% for the same periods in 2004. This is primarily due to the reduction of the income tax provision related to the resolution of the 1996-1999 tax audit, offset by the tax impact of the planned repatriation of $600 million of foreign earnings, described above.

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

Net Income and Earnings Per Share

Bard reported consolidated net income for the quarter ended September 30, 2005 of $90.4 million, a decrease of 12% from consolidated net income for the quarter ended September 30, 2004 of $102.4 million. Bard reported diluted earnings per share for the quarter ended September 30, 2005 of $0.83, a decrease of 13% from diluted earnings per share for the quarter ended September 30, 2004 of $0.95. Bard reported consolidated net income for the nine months ended September 30, 2005 of $257.0 million, an increase of 10% over consolidated net income for the nine months ended September 30, 2004 of $233.0 million. Bard reported diluted earnings per share for the nine months ended September 30, 2005 of $2.37, an increase of 9% over diluted earnings per share for the nine months ended September 30, 2004 of $2.17.

As described above under “Other (income) expense, net,” and “Income tax provision,” certain items in the quarter and nine months ended September 30, 2005 and 2004 impact the comparability of the company’s results of operations between periods.

Liquidity and Capital Resources

The company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Significant factors affecting the management of liquidity are: cash flows generated from operating activities, capital expenditures, investments in businesses and technologies, cash dividends and common stock repurchases. Cash provided from operations continues to be the company’s primary source of funds. Should it be necessary, the company believes it could borrow adequate funds at competitive terms. The table below summarizes liquidity measures for Bard as of September 30, 2005 and 2004.

	2005	2004
	(dollars in millions)
Cash and cash equivalents	$592.4	$480.7
Short-term investments	4.1	4.5

Subtotal	$596.5	$485.2

Working capital	$777.3	$594.8

Current ratio	3.30/1	2.58/1

Net cash position	$445.0	$333.6

Short-term investments that have original maturities of ninety days or less are considered cash equivalents. Working capital is defined as current assets less current liabilities. Current ratio is defined as the ratio of current assets to current liabilities. Net cash position is defined as cash, cash equivalents and short-term investments less total debt. Substantially all of the company’s cash equivalents and short-term investments are held by wholly or majority-owned foreign subsidiaries and are invested in highly rated, liquid investments including time deposits and money funds. These investments could be repatriated back to the United States resulting in additional United States income taxes. In October 2004, the AJCA was signed into law. The AJCA created a temporary incentive for the company to repatriate accumulated foreign earnings in the form of an elective 85% dividends received deduction for certain cash dividends from controlled foreign corporations. In the third quarter of 2005, the company approved a plan to repatriate $600 million of undistributed foreign earnings under the provisions of the AJCA.

The following table provides cash flow data for the nine months ended September 30, 2005 and 2004.

	2005	2004
	(dollars in millions)
Net cash provided by operating activities	$277.2	$193.0

Net cash used in investing activities	$(131.9)	$(67.6)

Net cash used in financing activities	$(79.3)	$(68.9)

Operating activities - For the nine months ended September 30, 2005, the company generated $277.2 million cash flow from operations, $84.2 million more than the cash flow from operations reported for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, net income of $257.0 million increased $24.0 million over net income reported for the nine months ended September 30, 2004. Adjustments to reconcile net income to net cash provided by operating activities were $20.2 million and $(40.0) million for the nine months ended September 30, 2005 and 2004, respectively. Depreciation expense was approximately $29.6 million for the nine months ended September 30, 2005 and $28.4 million for the nine months ended September 30, 2004. Amortization expense was approximately $18.7 million for the nine months ended September 30, 2005 and $15.2 million for the nine months ended September 30, 2004.

Investing activities - For the nine months ended September 30, 2005, the company used $131.9 million in cash for investing activities, $64.3 million more than the $67.6 million used for investing activities reported for the nine months ended September 30, 2004. Capital expenditures amounted to $71.4 million and $56.8 million for the nine months ended September 30, 2005 and 2004, respectively. Capital expenditures for the nine months ended September 30, 2005 were principally for expansions at several manufacturing facilities and the ongoing implementation of the company’s enterprise-wide software platform. The company spent approximately $67.2 million for the nine months ended September 30, 2005 and $101.0 million for the nine months ended September 30, 2004 for the acquisition of businesses, patents, trademarks, purchase rights and other related items to augment its existing product lines. These cash expenditures were financed primarily with cash from operations and short-term borrowings.

Financing activities - For the nine months ended September 30, 2005, the company used $79.3 million in cash for financing activities, $10.4 million more than the $68.9 million used in financing activities reported for the nine months ended September 30, 2004. Cash flow related to financing activities included changes in borrowings, equity proceeds related to option exercises, purchases of company stock and dividend payments. Total debt was $151.5 million at September 30, 2005 and $151.6 million at September 30, 2004. Total debt to total capitalization was 8.9% and 10.7% at September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005, the company spent approximately $79.9 million to purchase 1,200,000 shares of common stock of the company. For the nine months ended September 30, 2004, the company spent approximately $64.1 million to purchase 900,000 shares of common stock of the company (not restated for the company’s 2004 stock split). At September 30, 2005, a total of 2,150,800 shares remain under the company’s 5,000,000 share purchase authorization previously approved by the Board of Directors in 2002. The company paid cash dividends of $0.37 per share in the nine months ended September 30, 2005 and $0.35 per share for the nine months ended September 30, 2004, restated for the company’s 2004 stock split.

The company maintains a commercial paper program and a committed credit facility that supports the company’s commercial paper program. The committed facility may also be used for general corporate purposes. The committed credit facility in the amount of $400.0 million matures in May of 2009. A pricing grid based on the company’s long-term debt ratings determines interest rates and facility fees for the facility. The facility does not require compensating balances. There were no commercial paper borrowings at September 30, 2005 or September 30, 2004. Certain of the company’s debt agreements contain customary representations, warranties and default provisions as well as restrictions that, among other things, require the maintenance of a minimum ratio of operating cash flow to interest expense and limit the amount of debt that the company may have outstanding. As of September 30, 2005, the company was in compliance with all such covenants.

On October 21, 2005, a wholly owned subsidiary of the company entered into a three-year, $250 million revolving credit facility to be used for general corporate purposes, including in connection with the company’s plans to repatriate undistributed earnings to the United States in compliance with the AJCA. Loans under the facility bear interest at the company’s option at a fixed spread to LIBOR or the higher of the prime rate and 0.50% over the federal funds rate. Unused commitments are subject to a facility fee. The credit facility contains customary covenants and events of default, and the company’s subsidiary (together with its subsidiaries) must maintain a maximum leverage ratio and a minimum interest expense coverage ratio. The company anticipates that its subsidiary will borrow an aggregate amount of up to $200,000,000 under the facility in one or a series of borrowings on or before December 31, 2005.

The company had $150.0 million of unsecured notes outstanding at September 30, 2005. The notes mature in 2026 and pay a coupon of 6.70% semiannually. The coupon interest closely approximates the effective annual cost of the notes. The 6.70% notes due 2026 may be redeemed at the option of the note holder on December 1, 2006, at a redemption price equal to the principal amount. Assuming these notes are held to maturity, the market value of the notes approximated $170.0 million at September 30, 2005.

In August 2005, Standard and Poor’s upgraded the company’s long-term debt rating to “A” from “BBB+” and increased the company’s short-term credit rating to “A-1” from “A-2.” The company’s ratings are currently under review by Moody’s. At September 30, 2005, the company’s long-term debt was rated “Baa-2” and the company’s short-term credit was rated “P-2” by Moody’s. These ratings give Bard sufficient financing flexibility.

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

In December 2004, the FASB issued Statement 123R, “Share-Based Payment” (“Statement 123R”). Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as an operating expense in the income statement. The cost is recognized over the requisite service period based on fair values measured on grant dates. The company is currently evaluating its share-based employee compensation programs, the potential impact of this statement on its consolidated financial position and results of operations and the alternative adoption methods. On March 29, 2005, the SEC issued SAB 107, “Share-Based Payment,” which clarified the SEC’s expectations with regard to the assumptions underlying the fair value estimates of options. On April 14, 2005, the SEC amended the compliance dates for Statement 123R. Under the SEC’s new rule, Statement 123R will be effective for Bard beginning January 1, 2006. See “Stock-Based Compensation” in the Notes to Condensed Consolidated Financial Statements.

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

In December 2004, the FASB also issued FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The AJCA created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. In the third quarter of 2005, the company approved a plan to repatriate $600 million of undistributed foreign earnings under the provisions of the AJCA. Accordingly, the company recorded a tax provision of approximately $32 million associated with this plan. Consistent with FSP No. FAS 109-2, the company has not provided income taxes on its residual international unrepatriated earnings.

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

Management’s Use of Non-GAAP Measures

“Net sales on a constant currency basis” and “ongoing net sales” are non-GAAP financial measures. The company analyzes net sales on a constant currency and ongoing basis to better measure the comparability of results between periods. Because changes in foreign currency exchange rates have a non-operating impact on net sales, the company believes that evaluating growth in net sales on a constant currency basis provides an additional and meaningful assessment of net sales. Constant currency growth rates are calculated by translating the prior year’s local currency sales by the current period’s exchange rate. Constant currency growth rates are not indicative of changes in corresponding cash flows. During 2004, the company disposed of certain assets, the net sales of which are reported in the Oncology Products group. The company believes that evaluating growth in net sales of the products from operating assets which were not divested, or “ongoing net sales,” provides an additional and meaningful assessment of comparable operations. The limitation of these non-GAAP measures is that, by excluding certain items, they do not reflect results on a standardized reporting basis. All non-GAAP financial measures are intended to supplement the applicable GAAP disclosures and should not be viewed as a replacement for GAAP results.

Critical Accounting Policies

The preparation of financial statements requires the company’s management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. The following is not intended to be a comprehensive list of all of the company’s accounting policies. The company’s significant accounting policies are more fully described in the company’s notes to consolidated financial statements. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The critical accounting policies described below are those in which management’s judgment in selecting an available alternative might produce a materially different result.

Revenue recognition - The company recognizes product revenue, net of discounts and rebates, when persuasive evidence of a sales arrangement exists, title and risk of loss has transferred, the buyer’s price is fixed or determinable, contractual obligations have been satisfied and collectibility is reasonably assured. Unless agreed otherwise, the company’s terms with domestic distributors provide that title and risk of loss pass F.O.B. origin. Certain sales to domestic and European distributors are F.O.B. destination. For arrangements where the company’s terms state F.O.B. destination, the company records sales on this basis. In the case of consignment inventories, revenues and associated costs are recognized upon the notification of usage by the customer.

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

Tax estimates - The company operates in multiple taxing jurisdictions, both within the United States and outside the United States. The company faces audits from these various tax authorities regarding the amount of taxes due. Such audits can involve complex issues and may require an extended period of time to resolve. The company’s U.S. federal tax filings have been examined by the IRS for calendar years ending prior to 2000. The company believes all tax differences arising from those audits have been resolved and settled. In the third quarter of 2005, the company’s income tax provision was reduced by $45.6 million predominately due to the favorable conclusion of the IRS’s examination of the 1996-1999 tax years, as well as the resolution of certain other tax items. The company’s U.K. affiliates’ tax filings have been examined by Inland Revenue in the United Kingdom for the tax years ending prior to 1999. The company believes all tax differences arising from those audits have been resolved and settled. As of September 30, 2005, the company’s U.K. affiliates’ tax filings are under examination by Inland Revenue in the United Kingdom for the 1999 through 2002 tax years.

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

Allowance for doubtful accounts, customer rebates and inventory writedowns - Management makes estimates of the uncollectibility of the company’s accounts receivable, amounts that are rebated to specific customers in accordance with contractual requirements and inventory adjustments to reflect inventory valuation at the lower of cost or market. In estimating the reserves necessary for the allowance for doubtful accounts, management considers historical bad debt trends, customer concentrations, customer creditworthiness and current economic trends. The company establishes an allowance for doubtful accounts for estimated amounts that are uncollectible from customers. In estimating the allowance for customer rebates, management considers the lag time between the point of sale and the payment of the customer’s rebate claim, customer specific trend analysis and contractual commitments including the stated rebate rate. The company establishes an allowance for customer rebates and reduces sales for such rebate amounts. In estimating the allowance for inventory writedowns, management considers product obsolescence, quantity on hand, future demand for the product and other market-related conditions. The company records an allowance for inventory writedowns when such conditions cause the inventory market value to be below carrying value. The company records such adjustments to cost of sales in the period in which the condition exists.

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

Effective management of and reaction to risks involved in our business, including:

•	the ability to achieve manufacturing or administrative efficiencies, including gross margin benefits from our manufacturing process and supply chain programs as a result of the company’s restructuring, or in connection with the integration of acquired businesses;

•	the effects of negative publicity concerning our products, which could reduce market or governmental acceptance of our products and which could result in decreased product demand or product withdrawal;

•	the ability to identify appropriate companies, businesses and technologies as potential acquisition candidates, to consummate and integrate such transactions or to obtain agreements with favorable terms;

•	the reduction in the number of procedures using our devices caused by customers’ cost-containment pressures or preferences for alternate therapies;

•	the ability to maintain or increase research and development expenditures;

•	the uncertainty of whether increased research and development expenditures and sales force expansion will result in increased sales;

•	the ability to maintain our effective tax rate and uncertainty related to tax appeals and litigation;

•	the risk that the company may not successfully implement its new ERP information system, which could adversely affect the company’s results of operations in future periods or its ability to meet the ongoing requirements of Section 404 of the Sarbanes-Oxley Act of 2002;

•	internal factors, such as retention of key employees, including sales employees;

•	the ability to achieve earnings forecasts, which are generated based on, among other things, projected volumes and sales of many product types, some of which are more profitable than others;

•	damage to a company facility, which could render the company unable to manufacture a particular product (as the company may utilize only one manufacturing facility for certain of its major products) and may require the company to reduce the output of products at the damaged facility thereby making it difficult to meet product shipping targets; and

•	the potential impairment of goodwill and intangible assets of the company resulting from insufficient cash flow generated from such assets specifically, or our business more broadly, so as to not allow the company to justify the carrying value of the assets.

Competitive factors, including:

•	the trend of consolidation in the medical device industry as well as among our customers, resulting in potentially greater pricing pressures and more significant, complex and long-term contracts than in the past, both in the United States and abroad;

•	development of new products or technologies by competitors having superior performance compared to our current products or products under development;

•	technological advances, patents and registrations obtained by competitors that would have the effect of excluding the company from new market segments or preventing the company from selling a product or products, or including key features in the company’s products;

•	attempts by competitors to gain market share through aggressive marketing programs; and

•	reprocessing of our products intended for single use by third-party reprocessors.

Difficulties and delays inherent in the development, manufacturing, marketing and sale of medical products, including:

•	the ability to complete planned clinical trials successfully, to develop and obtain approval for products on a timely basis, and to launch products on a timely basis within cost estimates;

•	lengthy and costly regulatory approval processes, which may result in lost market opportunities;

•	delays or denials of, or grants of low levels of reimbursement for, procedures using newly developed products;

•	the suspension or revocation of authority to manufacture, market or distribute existing products;

•	the imposition of additional or different regulatory requirements, such as those affecting manufacturing and labeling;

•	performance, efficacy or safety concerns for existing products, whether scientifically justified or not, that may lead to product recalls, withdrawals, litigation or declining sales, including adverse events relating to the company’s vena cava filters;

•	the failure to obtain, limitations on the use of, or the loss of, patent and other intellectual property rights, and the failure of efforts to protect our intellectual property rights against infringement and legal challenges that can increase our costs;

•	difficulties obtaining necessary components or raw materials used in the company’s products and/or price increases from the company’s suppliers of critical components or raw materials or other interruptions of the supply chain; and

•	customers that may limit the number of manufacturers or vendors from which they will purchase products, which can result in the company’s exclusion from large hospital systems, integrated delivery networks or group purchasing organization contracts.

Governmental action, including:

•	the impact of continued health care cost containment;

•	new laws and judicial decisions related to health care availability, payment for health care products and services or the marketing and distribution of products, including legislative or administrative reforms to the United States Medicare and Medicaid systems or other United States or international reimbursement systems in a manner that would significantly reduce reimbursements for procedures that use the company’s products;

•	changes in the U.S. Food and Drug Administration and foreign regulatory approval processes that may delay or prevent the approval of new products and result in lost market opportunity;

•	the impact of more vigorous compliance and enforcement activities affecting the industry in general or the company in particular;

•	changes in the tax or environmental laws or standards affecting our business which could require facility upgrades or process changes and could affect production rates and output; and

•	compliance costs and potential penalties and remediation obligations in connection with environmental laws, including without limitation regulations regarding air emissions, waste water discharges and solid waste.

Legal disputes, including:

•	disputes over intellectual property rights;

•	product liability claims;

•	claims asserting securities law violations;

•	claims asserting violations of federal law in connection with Medicare and/or Medicaid reimbursement;

•	derivative shareholder actions;

•	claims asserting antitrust violations;

•	environmental claims, including risks relating to accidental contamination or injury from the use of hazardous materials in the company’s manufacturing, sterilization and research activities and the potential for the company to be held liable for any resulting damages; and

•	commercial disputes, including disputes over distribution agreements, manufacturing/supply agreements and acquisition or sale agreements.

General economic conditions, including:

•	international and domestic business conditions;

•	political instability in foreign countries;

•	interest rates;

•	foreign currency exchange rates; and

•	changes in the rate of inflation.

Other factors beyond our control, including catastrophes, both natural and man-made, earthquakes, floods, fires, explosions, acts of terrorism or war.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Bard operates on a global basis and therefore is subject to the exposures that arise from foreign exchange rate fluctuations. The company manages these exposures using operational and economic hedges as well as derivative financial instruments. The company’s foreign currency exposures may change over time as changes occur in the company’s international operations. The company’s objective in managing its exposures to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with assets, liabilities, net investments and probable commitments denominated in foreign currencies. In order to reduce the risk of foreign currency exchange rate fluctuations, the company will from time to time enter into derivative financial instruments to hedge a portion of its expected foreign currency denominated cash flow from operations. The instruments that the company uses for hedging are forward contracts and options with major financial institutions. The company expects that the changes in fair market value of such contracts will have a high correlation to the price changes in the related hedged cash flow. The principal currencies the company hedges are the Euro, the Mexican Peso and the Japanese Yen. Any gains and losses on these hedge contracts are expected to offset changes in the value of the related exposure. Bard’s risk management guidelines prohibit entering into financial instruments for speculative purposes. The company enters into foreign currency transactions only to the extent that foreign currency exposure exists. A sensitivity analysis of changes in the fair value of all foreign exchange derivative contracts at September 30, 2005 indicates that if the U.S. dollar uniformly strengthened by 10% against all currencies, the fair value of these contracts would increase by $1.6 million, and if the U.S. dollar uniformly weakened by 10% against all currencies, the fair value of these contracts would decrease by $0.2 million. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.

In December 1996, the company issued $150.0 million in aggregate principal amount of 6.70% notes due 2026. These notes may be redeemed at the option of the note holders on December 1, 2006, at a redemption price equal to the principal amount. Assuming these notes are held to maturity, the market value of the notes approximates $170.0 million at September 30, 2005. Assuming a 100 basis point increase or decrease in U.S. interest rates and assuming that the notes are held to maturity, the market value of the notes would approximate $151.3 million or $191.8 million, respectively, on September 30, 2005.

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

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of September 30, 2005. Based upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) provide reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

The company is in the process of implementing a new ERP information system to manage its business operations. Although the transition has proceeded to date without material adverse effects, the possibility exists that our migration to the new ERP information system could adversely affect the company’s controls and procedures. The process of implementing new information systems could adversely impact our ability to do the following in a timely manner: accept and process customer orders, receive inventory and ship products, invoice and collect receivables, place purchase orders and pay invoices and perform all other business transactions related to the finance, including order entry, purchasing and supply chain processes within the ERP system.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, the company is subject to various legal proceedings and claims, including product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes. In addition, the company operates in an industry susceptible to significant patent legal claims. At any given time in the ordinary course of business, the company is involved as either a plaintiff or defendant in a number of patent infringement actions. If infringement of a third party’s patent were to be determined against the company, the company might be required to make significant royalty or other payments or might be subject to an injunction or other limitation on its ability to manufacture or sell one or more products. If a patent owned by or licensed to the company were to be determined to be invalid or unenforceable, the company might be required to reduce the value of the patent on the company’s balance sheet and to record a corresponding non-cash charge, which could be significant in amount.

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

The company believes that the proceedings and claims described above will likely be resolved over an extended period of time. While it is not feasible to predict the outcome of these proceedings, based upon the company’s experience, current information and applicable law, the company does not expect these proceedings to have a material adverse effect on its consolidated financial position or liquidity. However, one or more of the proceedings could be material to the company’s consolidated results of operations for a future period.

On March 16, 2004, Rochester Medical Corporation, Inc. filed a complaint against the company, another manufacturer and two group purchasing organizations under the caption Rochester Medical Corporation, Inc. v. C. R. Bard, Inc., et al. (Civil Action No. 304 CV 060, United States District Court, Eastern District of Texas). The plaintiff alleges that the company and the other defendants conspired to exclude it from the market and to maintain the company’s market share by engaging in conduct in violation of state and federal antitrust laws. The plaintiff also has asserted claims for business disparagement, common law conspiracy and tortious interference with business relationships. The plaintiff seeks injunctive relief and money damages in an unspecified amount. The company intends to defend this matter vigorously. The parties are in the discovery stage. Because the litigation is in a preliminary stage, the company cannot assess the likelihood of an adverse outcome or determine an estimate, or a range of estimates, of potential damages. The company cannot give any assurances that this matter will not have a material adverse impact on the company’s results of operations in a future period or on the company’s financial condition.

The company is a defendant in an action entitled Sakharam D. Mahurkar v. C. R. Bard, Inc., Bard Access Systems, Inc. and Bard Healthcare, Inc. (Civil Action No. 01 C 8452, United States District Court, Northern District of Illinois). The plaintiff alleges that the company is infringing one or more of the claims of several of the plaintiff’s U. S. patents for dialysis catheters. The action seeks a permanent injunction, monetary damages for the period of alleged infringement, treble damages and attorneys’ fees. On December 9, 2004, the court stayed the trial date pending the outcome of the reexamination of one of the patents at issue. The company does not expect the matter to have a material adverse effect on its consolidated financial position or liquidity; however, the matter could be material to the company’s consolidated results of operations for a future quarterly period.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)

	Issuer Purchases of Equity Securities
		Open Market Purchases
Period	Employee Benefit Plan Shares Surrendered For Taxes(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Maximum Number of Shares that May Yet Be Purchased Under the Program
July 1 - July 31, 2005	22,061	250,000	$66.73	250,000	2,650,800
August 1 - August 31, 2005	200	500,000	64.03	500,000	2,150,800
September 1 - September 30, 2005	610	—	—	—	2,150,800

Total	22,871	750,000	$64.93	750,000	2,150,800

(1)	Transactions represent the purchase of restricted shares from employees to satisfy tax withholding requirements on such equity-based transactions. None of these transactions were made in the open market.
(2)	On December 12, 2002, the company announced that its Board of Directors approved the repurchase of up to 5,000,000 shares of its common stock.

Item 5. Other Information

(a)

Section 409A of the Internal Revenue Code, added by the AJCA on October 22, 2004, revised certain rules governing nonqualified deferred compensation arrangements. In order to comply with these changes in the law, on October 27, 2005 the company and its executive officers entered into revised change of control agreements and agreements relating to the company’s Supplemental Insurance/Retirement Plan. In all cases, the revised agreements amended and restated existing agreements. The summaries of the terms of these agreements below are qualified by reference to the full text of these agreements, which are attached hereto as Exhibits 10be and 10bf.

Each change of control agreement provides for benefits upon certain terminations of employment within three years after a change of control (defined to include the acquisition by a person or a group of 20% or more of the voting power of the company’s stock or a change in the members of the Board of Directors such that the continuing directors cease to constitute a majority of the Board of Directors), including terminations for any reason during the six-month period following the first anniversary of a change of control. The agreement expires three years after any change of control but, under certain circumstances, may be terminated by the Board of Directors prior to any change of control, and will expire immediately upon the earlier of the executive officer’s death, permanent disability or termination of employment for cause. Benefits include (i) severance pay of (A) three times the sum of the executive officer’s highest base salary and average annual bonus during the prior three years plus (B) an amount equal to a pension plan accrual worth an additional three years of age and service, (ii) continued participation in the company’s benefit plans for three years (or, if such participation is not possible, provision of substantially similar benefits) and (iii) outplacement services and financial counseling services. The agreement also provides for a gross-up payment if the executive officer is subject to excise taxes under Section 4999 of the Internal Revenue Code.

Pursuant to the agreement related to the company’s Supplemental Insurance/Retirement Plan, retirement benefits are payable on a monthly basis over a 15-year period to a participant who retires on or after the date he or she is eligible for early retirement under the Employee’s Retirement Plan of C. R. Bard, Inc. Retirement benefits are also payable following a termination of employment within three years after a change of control (defined in substantially the same manner as in the agreement which is described above). The amount payable upon a change of control is calculated as if the officer attained age 65, regardless of whether he or she reaches the age of eligibility for early retirement, discounting back the projected age 65 benefit at a 4.29% interest rate. Retirement benefits are based on the participant’s age, salary and bonus and position at the company, as well as an earnings rate determined by the company. The Supplemental Insurance/Retirement Plan also provides a death benefit and a disability benefit for a participant who dies or becomes disabled before receipt of retirement benefits. A participant will forfeit all benefits owed under the Supplemental Insurance/Retirement Plan upon violation of a restrictive covenant with the company or upon termination by the company for cause.

Item 6. Exhibits

(a)	Exhibit 10bd* – Form of Restricted Stock Award Agreement under the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc.
(b)	Exhibit 10be* – Form of Supplemental Insurance/Retirement Plan Agreement (Amended and Restated) between the company and its executive officers, including each of its named executive officers.
(c)	Exhibit 10bf* – Form of amended and restated Change of Control Agreement between the company and certain of its executive officers, including each of its named executive officers.
(d)	Exhibit 12.1 – Computation of Ratio of Earnings to Fixed Charges
(e)	Exhibit 31.1 – Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
(f)	Exhibit 31.2 – Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer
(g)	Exhibit 32.1 – Section 1350 Certification of Chief Executive Officer
(h)	Exhibit 32.2 – Section 1350 Certification of Chief Financial Officer
*	This exhibit constitutes a management contract or a compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C. R. BARD, INC.
(Registrant)

/s/ TODD C. SCHERMERHORN
Todd C. Schermerhorn Senior Vice President and Chief Financial Officer

/s/ CHARLES P. GROM
Date: November 1, 2005	Charles P. Grom Vice President and Controller