Form 10-K
period 2005-12-31
BARD C R INC /NJ/
filed 2006-02-23
CIK 9892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $7,003,157,148 based on the closing price of stock traded on the New York Stock Exchange on June 30, 2005. As of January 31, 2006, there were 104,007,512 shares of Common Stock, $.25 par value per share, outstanding.

The company’s definitive Proxy Statement in connection with its 2006 annual meeting of shareholders is incorporated by reference with respect to certain information contained therein in Part III of this Form 10-K.

C. R. BARD, INC. AND SUBSIDIARIES

PART I
Item 1.	Business	I-1
Item 1A.	Risk Factors	I-7
Item 1B.	Unresolved Staff Comments	I-10
Item 2.	Properties	I-10
Item 3.	Legal Proceedings	I-10
Item 4.	Submission of Matters to a Vote of Security Holders	I-11

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	II-1
Item 6.	Selected Financial Data	II-2
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	II-3
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	II-21
Item 8.	Financial Statements and Supplementary Data	II-24
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	II-63
Item 9A.	Controls and Procedures	II-63
Item 9B.	Other Information	II-63

PART III
Item 10.	Directors and Executive Officers of the Registrant	III-1
Item 11.	Executive Compensation	III-1
Item 12.	Security Ownership of Certain Beneficial Owners and Management	III-1
Item 13.	Certain Relationships and Related Transactions	III-1
Item 14.	Principal Accountant Fees and Services	III-1

PART IV
Item 15.	Exhibits and Financial Statement Schedules	IV-1

SIGNATURES		IV-5

EXHIBIT INDEX		IV-2
Exhibit 10bg	Credit Agreement, dated as of May 14, 2004, among C. R. Bard, Inc., the Lenders named party thereto, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners, Fleet National Bank, as Syndication Agent, Barclays Bank PLC, HSBC Bank USA and UBS Securities LLC, as Documentation Agents, and JPMorgan Chase Bank, as Administrative Agent
Exhibit 10bh	Credit Agreement, dated as of October 21, 2005, among Bard Shannon Limited, the Lenders named party thereto, Banc of America Securities LLC and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners, J.P. Morgan Chase Bank, N.A., as Syndication Agent, Barclays Bank PLC, HSBC Bank USA, National Association and Wachovia Bank, National Association, as Documentation Agents, and Bank of America, N.A. as Administrative Agent
Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges
Exhibit 21	Subsidiaries of the Registrant
Exhibit 23.1	Consent of Independent Registered Public Accounting Firm
Exhibit 31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
Exhibit 31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer
Exhibit 32.1	Section 1350 Certification of Chief Executive Officer
Exhibit 32.2	Section 1350 Certification of Chief Financial Officer

PART I

Item 1. Business

General

C. R. Bard, Inc. (the “company” or “Bard”) is engaged in the design, manufacture, packaging, distribution and sale of medical, surgical, diagnostic and patient care devices. Charles Russell Bard founded the company in 1907. One of its first medical products was the silk urethral catheter imported from France. In 1923, the company was incorporated as C. R. Bard, Inc. and distributed an assortment of urological and surgical products. Bard became a publicly traded company in 1963 and five years later was traded on the New York Stock Exchange. The company sells a broad range of products worldwide to hospitals, individual health care professionals, extended care facilities and alternate site facilities. In general, the company’s products are intended to be used once and then discarded or implanted either temporarily or permanently. Market leadership is one of Bard’s key strategic objectives, and the company holds strong market share positions in vascular, urology, oncology and surgical specialty products.

Bard has a history of acquiring small research or early-stage companies as well as larger, established companies with market leadership positions. In addition to acquiring companies, Bard has also expanded its business in the medical field by acquiring product lines, entering into licensing agreements and joint ventures and making equity investments in companies with emerging technologies. As a matter of policy, Bard is focused only on companies or products in the health care market. Over its 98-year history, some of the company’s significant and/or recent acquisitions have included:

Year	Company	Products or Service at Time of Purchase
1966	United States Catheter & Instrument Co	Urology and cardiovascular specialty products
1980	Davol Inc.	Foley catheters
1989	Catheter Technology Corporation	Groshong® catheters
1994	Angiomed AG	Self-expanding peripheral stents
1996	IMPRA, Inc.	Vascular grafts
1998	Dymax, Inc.	Site-Rite® vascular access ultrasound
2000	Surgical Sense, Inc.	Kugel® patch
2003	Prostate Services of America, Inc.	Distributor of brachytherapy seeds and equipment
2003	Source Tech Medical, LLC	Manufacturer and distributor of brachytherapy seeds
2003	Biomedical Instruments and Products GmbH	Vacora® vacuum-assisted breast biopsy gun
2004	Onux Medical, Inc.	Hernia repair fixation system
2004	Bridger Biomed, Inc.	Soft tissue repair supplier
2005	Genyx Medical, Inc.	Tegress™ injectable bulking agent

The company spent approximately $79.1 million in 2005, $104.4 million in 2004 and $115.0 million in 2003 for the acquisition of businesses, patents, trademarks, purchase rights and other related items to augment its existing product lines. The company has also sold, liquidated or divested product lines over the years, including its cardiology businesses in 1998 and 1999 and certain assets of its Endoscopic Technologies Division in 2004.

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

Product Group Information

The company reports its sales around the concept of disease state management in four major product group categories: vascular, urology, oncology and surgical specialties. The company also has a product group of other products. The following table sets forth for the three years ended December 31, 2005, 2004 and 2003 the approximate percentage contribution by category to Bard’s consolidated net sales on a worldwide basis.

	For the Years Ended December 31,
	2005	2004	2003
Vascular	24%	24%	21%
Urology	30%	30%	32%
Oncology	23%	23%	23%
Surgical Specialties	19%	19%	19%
Other	4%	4%	5%

Total net sales	100%	100%	100%

Vascular Products

Bard develops, manufactures and markets a wide range of products for the peripheral vascular market. Bard’s line of minimally invasive vascular products includes percutaneous transluminal angioplasty (“PTA”) catheters, guidewires, introducers and accessories, peripheral stents, stent grafts, vena cava filters and biopsy devices; electrophysiology products, including electrophysiology laboratory systems and diagnostic, therapeutic and temporary pacing electrode catheters; and fabrics, meshes and implantable vascular grafts. Bard has combined the technologies of its self-expanding nitinol stents with its teflon vascular grafts in its Fluency® stent graft. Other stent graft products are in development to capitalize on the company’s strong technology and intellectual property position in this market. The combination of a low-profile catheter and high pressure balloon have made Bard’s Conquest™ and Atlas™ PTA catheters popular choices of clinicians for the treatment of arterial venous access stenosis and peripheral artery disease. Bard’s Vacora™ device combines the benefits of a vacuum-assisted biopsy sample with a portable, self-contained needle system for the diagnosis of breast tumors.

Urology Products

The Foley catheter, which Bard introduced in 1934, remains one of the most important products in the urology field. Foley catheters continue to be marketed in individual sterile packages and in sterile procedural kits and trays, a concept pioneered by Bard. The company is the market leader in Foley catheters, currently Bard’s largest selling urology product. This includes the infection control Foley catheter (Bardex® I.C. Foley catheter), which has been proven to substantially reduce the rate of urinary tract infections. Other urology products include surgical slings and injectable tissue bulking products used to treat stress urinary incontinence (“SUI”); natural and synthetic materials for the treatment of pelvic floor or vaginal prolapse; brachytherapy services, devices and radioactive seeds used to treat prostate cancer; urine monitoring and collection systems; ureteral stents; and specialty devices for ureteroscopic procedures and stone removal. In January 2005, the company acquired a new injectable tissue bulking product for the treatment of SUI from Genyx Medical, Inc. (“Genyx”) that the company launched in April 2005 under the trade name Tegress™. This has enhanced the company’s offering of less invasive incontinence treatments.

Oncology Products

Bard’s oncology products cover a wide range of devices used in the treatment and management of various cancers and other diseases and disorders. These include specialty access catheters, ports, vascular access ultrasound devices and enteral feeding devices. The company’s specialty access products, used primarily for chemotherapy, serve a well-established market in which Bard holds a major market share position. The features and benefits of the company’s broad line of peripherally inserted central catheters (“PICCs”) have allowed Bard to capitalize on the fastest growing segment of the specialty access market. The company’s PowerPICC® catheter can also be used to inject contrast media at high flow rates. This device eliminates the need to place an additional catheter in the significant number of PICC recipients that also require CT (contrast enhanced computed tomography) scans. Kidney dialysis catheters share similar technology and call points with access products. Bard’s HemoSplit® long-term dialysis catheter delivers superior flow performance with its proprietary split tip design. On September 30, 2004, the company sold certain assets of its Endoscopic Technologies Division to ConMed Corporation (“ConMed”). Net sales of the disposed devices are reported in Oncology Products.

Surgical Specialty Products

Bard’s surgical specialty products include meshes and fixation systems for hernia and other soft tissue repairs, irrigation devices for orthopaedic, laparoscopic and gynecological procedures and products for topical hemostasis. Bard’s PerFix® plug and Kugel® patch have significantly improved the way groin hernias are repaired and reduced procedure times from hours to minutes. Hernia operations using these types of products can be done in an outpatient setting in approximately 20 minutes. The patient generally can return to normal activity after minimal recovery time. The company also has products for the repair of ventral or abdominal hernias. Products such as the Composix® Kugel® and Ventralex® hernia patches have made Bard the leader in this segment of the hernia repair market. To further expand its markets around the hernia repair call point, in June 2004, the company acquired the Salute® Fixation system and related technology from Onux Medical, Inc. The device is used to attach mesh to host tissue for laparoscopic hernia repair procedures.

International

Bard markets its products through 20 subsidiaries and a joint venture in over 90 countries outside the United States. The products sold in the company’s international markets include many of the products described above. However, the principal markets, products and methods of distribution in the company’s international businesses vary with market size and stage of development. The company’s principal international markets are in Europe and Japan. The company believes that its geographically-based sales organization gives the company greater flexibility in international markets. Approximately 62% of international sales are of products manufactured by Bard in the United States, Puerto Rico or Mexico. For financial reporting purposes, revenues and long-lived assets in significant geographic areas are presented in Note 12 Segment Information of the notes to consolidated financial statements.

Bard’s foreign operations are subject to certain financial and other risks, and international operations in general present complex tax and money management issues requiring sophisticated analysis to meet the company’s financial objectives. Relationships with customers and effective terms of sale frequently vary by country. Trade receivable balances outside the United States generally are outstanding for longer periods than in the United States. Inventory management is an important business concern due to the potential for rapidly changing business conditions and currency exposure. Currency exchange rate fluctuations can affect income and cash flows of international operations. The company attempts to hedge some of these currency exposures to reduce the effects of foreign exchange fluctuations on the business. See “Quantitative and Qualitative Disclosures About Market Risk” and Note 6 Derivative Instruments of the notes to consolidated financial statements.

Competition

The company competes in the therapeutic and diagnostic medical device markets around the world. These global markets are characterized by rapid change resulting from technological advances and scientific discoveries. The company’s market position depends on its reliable product quality, dependable service and ability to develop products to meet evolving market needs. The company faces a mix of competitors ranging from large manufacturers with multiple business lines to smaller manufacturers that offer a limited selection of products. Many of Bard’s products are patented or are the subject of patent applications. Patent protection also affects the company’s market position. In addition, the United States Food and Drug Administration (“FDA”) has recently increased its oversight of companies involved with the reprocessing of single-use medical devices (“SUDs”) and has provided improved guidance to reprocessors, thereby facilitating the reprocessing business. This may result in increased competition and price erosion. See “Regulation.”

In keeping with the increased emphasis on cost-effectiveness in health care delivery, the trend among hospitals and other customers of medical device manufacturers is to consolidate purchases to enhance purchasing power. The medical device industry has also experienced some consolidation, partly in order to offer a broader range of products to large purchasers. As a result, sales transactions are more complex and tend to involve more corporate contracts than in the past. This enhanced purchasing power has placed pressure on product pricing. For more information, see “Risk Factors.”

Marketing

The company’s products are distributed domestically directly to hospitals and other health care institutions as well as through numerous hospital/surgical supply and other medical specialty distributors with whom the company has distribution agreements. In international markets, products are distributed either directly or through distributors with the practice varying by country. Full-time representatives of the company in domestic and international markets carry on sales promotion. Sales to distributors, which supply the company’s products to many end users, accounted for approximately 33%, 34% and 35% of the company’s net sales in 2005, 2004 and 2003, respectively, and the five largest distributors combined accounted for approximately 69%, 69% and 71% of such sales for the corresponding years. The company is not dependent on any single customer, and no single customer accounted for more than 10% of the company’s consolidated net sales in 2005, 2004 or 2003.

In order to service its customers, optimize logistics, lower facilities costs and reduce finished goods inventory levels, the company operates one consolidated distribution facility in the United States and one consolidated distribution facility in Europe. Orders are normally shipped within a matter of days after receipt. Backlog is not considered a significant issue for the company.

Most of the products sold by the company, whether manufactured by the company or by others, are sold under the BARD® trade name or trademark or other trademarks owned by the company. Products manufactured for the company by outside suppliers are generally produced according to the company’s specifications.

Regulation

The development, manufacture, sale and distribution of the company’s products are subject to comprehensive government regulation both within and outside the United States. Government regulation, including detailed inspection of and controls over research and laboratory procedures, clinical investigations, manufacturing, marketing, sampling, distribution, record keeping and storage and disposal practices, substantially increases the time, difficulty and costs incurred in obtaining and maintaining the approval to market newly developed and existing products. Government regulatory actions can result in the seizure or recall of products, suspension or revocation of the authority necessary for their production and sale and other civil or criminal sanctions. For more information, see “Risk Factors.”

In October 2002, the Medical Device User Fees Modernization Act (“MDUFMA”) was enacted in response to the FDA’s request for additional funds to be allocated for staffing needs so that statutory deadlines for review times could be met. Through MDUFMA, those funds are generated through the application of user fees for device submissions. The continuation of the user fee process by the FDA is tied to submission review time performance goals. As a result of MDUFMA, the company is obligated to pay user fees at the time of product approval submissions. The cost of those fees is not material to the company’s results of operations.

While FDA review times have improved since passage of the MDUFMA and there is anticipation that performance goals will be met, there can be no assurance that the FDA review process will not involve delays or that clearances will be granted on a timely basis.

Through MDUFMA, the FDA increased its oversight of businesses involved with the reprocessing of SUDs. The regulation was amended to require reprocessing labeling, clarify submission pathways and define the requirements for validation of cleaning, sterilizing and functional performance of reprocessed SUDs. The improved guidance to reprocessors facilitates the reprocessing business and may result in increased competition and price erosion.

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

Third-Party Reimbursement and Health Care Cost Containment

Reimbursement remains an important strategic consideration in the development and marketing of medical devices and procedures. Difficulty in obtaining coverage, coding and payment can be a significant barrier to the commercial success of a new product or procedure. The consequences can include slow adoption in the marketplace and inadequate payment levels that can linger for months or even years. For more information, see “Risk Factors.”

Our products are purchased principally by hospitals or physicians which typically bill various third-party payors, such as governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care plans, for the healthcare services provided to their patients. The ability of customers to obtain appropriate reimbursement for products and services from third-party payors is critical to the success of medical device companies because it can affect which products customers purchase and the prices they are willing to pay. Manufacturers such as Bard rely on insurance reimbursement to create favorable markets for their products, while providers depend on this reimbursement to incorporate new products into their medical practices. As the largest single insurer in the United States, Medicare has a profound influence on the health care market. The Center for Medicare and Medicaid Services (“CMS”) formulates national and local coverage policy and sets payment rates for facilities and physician providers. Additionally, most private payors will follow the lead of CMS when developing their policies and payment rates. Technology assessment organizations, including the one run by Blue Cross Blue Shield Association, are consulted by public and private payors to evaluate the relative merits of new technologies and their impact on net health outcomes in an effort to get as much value for the health care dollar as possible.

The processes necessary for a medical device manufacturer to obtain appropriate levels of reimbursement are complex. Reimbursement criteria are often broadly defined and vary from payor to payor. Payment systems have moved away from payments based on billed charges towards systems where payments for products are made as part of a procedure or episode of care. Diagnosis Related Groups and Ambulatory Payment Classifications are examples of these payment systems that carry with them an incentive for efficient care and careful use of more expensive technologies.

Major third-party payors for hospital services in the United States and abroad continue to work to contain healthcare costs through, among other things, the introduction of cost containment incentives and closer scrutiny of healthcare expenditures by both private health insurers and employers.

Raw Materials

The company uses a wide variety of readily available plastics, textiles, alloys and latex materials for conversion into its devices. These materials are primarily purchased from external suppliers. Certain of the raw materials are available only from single-source suppliers. Materials are purchased from selected suppliers for reasons of quality assurance, sole-source availability, cost effectiveness or constraints resulting from regulatory requirements. Bard works closely with its suppliers to assure continuity of supply while maintaining high quality and reliability. For more information, see “Risk Factors.”

Environment

The company is subject to various environmental laws and regulations both within and outside the United States. The operations of the company, like those of other medical device companies, involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. While the company continues to make capital and operational expenditures relating to compliance with existing environmental laws and regulations, management believes that such compliance will not have a material impact on the company’s competitive position, financial position, results of operations or liquidity. See “Legal Proceedings.”

Employees

The company has approximately 8,900 employees.

Seasonality

The company’s business is not affected to any material extent by seasonal factors.

Research and Development

The company is engaged in both internal and external research and development in an effort to introduce new products, to enhance the effectiveness, ease of use, safety and reliability of its existing products and to expand the applications for which the uses of its products are appropriate. The company is dedicated to developing novel technologies that will furnish health care providers with a more complete line of products to treat medical conditions through less invasive procedures and in a cost-effective manner. The company’s research and development expenditures were approximately $114.6 million in 2005, $111.6 million in 2004 and $87.4 million in 2003. The company continually evaluates developing technologies in areas where it may have technological or marketing expertise for possible investment or acquisition. See the information above under “General” for a discussion of the company’s acquisition strategy.

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

The company owns numerous patents and has numerous patent applications pending in the United States and in certain foreign countries that relate to aspects of the technology used in many of the company’s products. The company’s policy is to file patent applications in the United States and foreign countries where rights are available and where the company believes it is commercially advantageous to do so. However, the standards for international protection of intellectual property vary widely. The company cannot assure that pending patent applications will result in issued patents, that patents issued to or licensed by the company will not be challenged or circumvented by competitors or that these patents will not be found to be invalid. The company does not consider its business to be materially dependent upon any individual patent. For more information, see “Risk Factors.”

Item 1A. Risk Factors

Defects or failures associated with our products could lead to recalls or safety alerts, negative publicity regarding the company and litigation which could adversely affect our business.

The design, manufacture and marketing of medical devices of the types we produce entail inherent risks. Our products are often used in clinically demanding circumstances with seriously ill patients, and many of the medical devices we manufacture and sell are implanted in the human body for long periods of time or indefinitely. There are a number of factors that could result in an unsafe condition, injury or death of a patient with respect to products which we manufacture or sell, including component failures, manufacturing flaws, unanticipated uses of our products, design defects or inadequate disclosure of product-related risks or product-related information.

These problems could lead to a recall of, or safety alert relating to, one or more of our products and could ultimately result, in certain cases, in the removal from the body of these products and claims against us for costs associated with the removal. Any recall, whether voluntary or required by the FDA or similar governmental authorities in other countries, could result in significant costs and significant negative publicity. Negative publicity, whether accurate or inaccurate, could reduce market acceptance of our products, result in decreased product demand or product withdrawals and harm our ability to market our products in the future. The foregoing problems could also result in product liability claims being brought by individuals or by groups seeking to represent a class, and while we believe that many settlements and judgments may be covered in whole or in part under our product liability insurance policies, there is no guarantee that these amounts will be adequate to cover the costs. Moreover, in some circumstances adverse events arising from or associated with the design, manufacture or marketing of our products could result in the FDA suspending or delaying its review of our applications for new product approvals. Any of the foregoing problems could have a material adverse effect on our business, financial position, liquidity and results of operations.

We face intense competition from other companies, and an inability to continue to effectively develop, acquire and/or market new products and technologies may prevent us from being competitive, or achieving significant market penetration or improved operating results.

The medical device business is intensely competitive and is characterized by rapid technological change. Our customers consider many factors when choosing among products, including product features and reliability, clinical outcomes, product availability, price and product services provided by the manufacturer. Product introductions, or enhancements by competitors that provide better features or lower pricing, may make our products or proposed products obsolete or less competitive.

As a result, we are continually engaged in product development and improvement programs to maintain and improve our competitive position. We cannot, however, guarantee that we will be successful in enhancing existing products or developing new products or technologies that will timely achieve regulatory approval or receive market acceptance. As part of our competitive strategy, we are also engaged in the acquisition of complementary businesses, technologies and products to facilitate our future business strategies. We cannot assure you that we will be able to identify appropriate acquisition candidates, consummate transactions or obtain agreements with favorable terms. Further, once a business is acquired, any inability to integrate the business, failure to retain and develop its workforce or failure to establish and maintain appropriate controls could adversely affect our ability to realize the anticipated benefits of any acquisition. If we fail to develop new products, enhance existing products or identify and acquire complementary businesses, technologies and products, or otherwise compete effectively, our business and results of operations could be adversely affected.

Domestic and foreign legislative or administrative reforms resulting in restrictive reimbursement practices of third-party payors and cost containment measures could decrease the demand for products purchased by our customers, the prices that our customers are willing to pay for those products and the number of procedures using our devices.

Our products are purchased principally by hospitals or physicians which typically bill various third-party payors, such as governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care plans, for the healthcare services provided to their patients. The ability of our customers to obtain appropriate reimbursement for products and services from third-party payors is critical to the success of medical device companies because it affects which products customers purchase and the prices they are willing to pay. Reimbursement varies by country and can significantly impact the acceptance of new technology. Implementation of healthcare reforms in the United States and in significant overseas markets such as Germany, Japan, France and other countries may limit the price of or the level at which reimbursement is provided for our products and adversely affect both our pricing flexibility and the demand for our products. After we develop a promising new product, we may find limited demand for the product unless reimbursement approval is obtained from private and governmental third-party payors prior to introduction.

Major third-party payors for hospital services in the United States and abroad continue to work to contain healthcare costs through, among other things, the introduction of cost containment incentives and closer scrutiny of healthcare expenditures by both private health insurers and employers. For example, in an effort to decrease costs, certain hospitals and other customers resterilize our products intended for a single use or purchase reprocessed products from third-party reprocessors in lieu of purchasing new products from us.

Further legislative or administrative reforms to the U.S. or international reimbursement systems in a manner that significantly reduces reimbursement for procedures using our medical devices or denies coverage for these procedures, or adverse decisions relating to our products by administrators of these systems in coverage or reimbursement issues, would have an adverse impact on the acceptance of our products and the prices which our customers are willing to pay for them. These outcomes, along with cost containment measures, could have a material adverse effect on our business and results of operations.

An interruption in our ability to manufacture our products or an inability to obtain key components or raw materials may adversely affect our business.

We manufacture our products at facilities located throughout the world, some of which are in areas that are prone to hurricanes and other natural disasters. In some cases, certain of our key products are manufactured at one facility. If an event occurred that resulted in damage to one or more of our facilities, we may be unable to manufacture the relevant products at previous levels or at all. In addition, we purchase many of the components and raw materials used in manufacturing our products from numerous suppliers in various countries. For reasons of quality assurance, sole source availability or cost effectiveness, certain components and raw materials are available only from a sole supplier. Due to the FDA’s stringent regulations and requirements regarding the manufacture of our products, we may not be able to quickly establish additional or replacement sources for certain components or materials. As a result, a reduction or interruption in manufacturing, or an inability to secure alternative sources of raw materials or components, could have a material adverse effect on our business and results of operations.

We are subject to a comprehensive system of federal and state laws and regulations, and we could be the subject of an enforcement action or face lawsuits and monetary or equitable judgments.

Our operations are affected by various broad state and federal healthcare, environmental, antitrust and employment laws, including for example various FDA regulations and the federal Anti-Kickback Statute. We are subject to periodic inspections to determine compliance with both the FDA’s Quality System Regulation requirements and/or current medical device reporting regulations. Product approvals by the FDA can be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial approval. The failure to comply with regulatory standards or the discovery of previously unknown problems with a product or manufacturer could result in FDA Form-483 notices and/or warning letters, fines, delays or suspensions of regulatory clearances, seizures or recalls of products (with the attendant expenses), the banning of a particular device, an order to replace or refund the cost of any device previously manufactured or distributed, operating restrictions and civil or criminal prosecution, as well as decreased sales as a result of negative publicity and product liability claims, and could have a material adverse effect on our business and results of operations.

In addition, the healthcare industry is under scrutiny from state governments and the federal government with respect to industry practices in the area of sales and marketing. If our promotional activities fail to comply with the FDA’s regulations or guidelines, we may be subject to warnings from the FDA or enforcement actions from the FDA or other enforcement bodies. In the recent past, medical device manufacturers have announced that they have received subpoenas from state and federal prosecutors seeking documents related to their relationships with doctors. If an enforcement action involving the company were to occur, it could result in penalties and fines and/or certain prohibitions on our ability to sell our products, and could have a material adverse effect on our business and results of operations.

Lawsuits by employees, customers, licensors, licensees, suppliers, business partners, distributors, shareholders or competitors with respect to how we conduct our business could be very costly and could substantially disrupt our business. For example, Rochester Medical Corporation has sued us, Tyco Healthcare Group, L.P. and certain group purchasing organizations, alleging that we conspired to exclude it from the urological catheter market in violation of antitrust laws. In certain circumstances, antitrust laws permit successful plaintiffs to recover treble damages. Disputes from time to time with companies or individuals are not uncommon, and we cannot assure you that we will be able to resolve these disputes on terms favorable to us. The occurrence of an adverse monetary or equitable judgment or a large expenditure in connection with a settlement of any of these matters could have a material adverse effect on our business, financial position, liquidity and results of operations. For more information, see “Legal Proceedings.”

We are substantially dependent on patent and proprietary rights and could incur significant costs defending and protecting those rights or face restrictions or additional costs in connection with the sale of our products.

We operate in an industry characterized by extensive patent litigation. Patent litigation can result in significant damage awards (treble damages under certain circumstances) and injunctions that could prevent the manufacture and sale of affected products or result in significant royalty payments in order to continue selling the products. At any given time, we are generally involved as either a plaintiff or a defendant in a number of patent infringement actions, the outcomes of which may not be known for prolonged periods of time. While it is not possible to predict the outcome of patent litigation incident to our business, we believe that an adverse outcome associated with any pending litigation could generally have a material adverse effect on our business and results of operations in a future period.

We rely on a combination of patents, trade secrets and nondisclosure agreements to protect our proprietary intellectual property and will continue to do so. We cannot assure you that these patents, trade secrets and nondisclosure agreements will protect our intellectual property, but we will defend against threats to our intellectual property to the fullest extent. We cannot assure you that our pending patent applications will result in patents issuing to us, that patents issued to or licensed by us in the past or in the future will not be challenged or circumvented by competitors or that these patents will be found to be valid or sufficiently broad to protect our freedom to operate or to provide us with a competitive advantage. In addition, we operate in foreign markets where protection or enforcement of intellectual property rights may be weaker than in the United States, and inadequate patent protection in those markets may adversely affect our competitive position. Third parties could also obtain patents that may require us to negotiate licenses to conduct our business, and we cannot assure you that the required licenses would be available on reasonable terms or at all. For more information, see “Legal Proceedings.”

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The executive offices of the company are located in Murray Hill, New Jersey, in a facility that the company owns. Domestic manufacturing and development units are located in Arizona, Georgia, Illinois, Massachusetts, Montana, New Jersey, New York, Pennsylvania, Puerto Rico, Rhode Island, South Carolina and Utah. Sales offices are in many of these locations as well as others. Outside the United States, the company has plants or offices in Austria, Australia, Belgium, Canada, China, Denmark, Finland, France, Germany, Greece, India, Ireland, Italy, Korea, Malaysia, Mexico, the Netherlands, Norway, Portugal, Singapore, Spain, Sweden, Switzerland, Taiwan and the United Kingdom.

The company owns approximately 2.3 million square feet of space in 16 locations and leases approximately 0.9 million square feet of space in 39 locations. All of these facilities are well maintained and suitable for the operations conducted in them.

Item 3. Legal Proceedings

In the ordinary course of business, the company is subject to various legal proceedings and claims, including product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes. In addition, the company operates in an industry susceptible to significant patent legal claims. At any given time in the ordinary course of business, the company is involved as either a plaintiff or defendant in a number of patent infringement actions. If infringement of a third party’s patent were to be determined against the company, the company might be required to make significant royalty or other payments or might be subject to an injunction or other limitation on its ability to manufacture or sell one or more products. If a patent owned by or licensed to the company were to be determined to be invalid or unenforceable, the company might be required to reduce the value of the patent on the company’s balance sheet and to record a corresponding charge, which could be significant in amount.

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

The company believes that the proceedings and claims described above will likely be resolved over an extended period of time. While it is not feasible to predict the outcome of these proceedings, based upon the company’s experience, current information and applicable law, the company does not expect these proceedings to have a material adverse effect on its financial position or liquidity. However, one or more of the proceedings could be material to the company’s business and results of operations for a future period.

On March 16, 2004, Rochester Medical Corporation, Inc. filed a complaint against the company, another manufacturer and two group purchasing organizations under the caption Rochester Medical Corporation, Inc. v. C. R. Bard, Inc., et al. (Civil Action No. 304 CV 060, United States District Court, Eastern District of Texas). The plaintiff alleges that the company and the other defendants conspired to exclude it from the market and to maintain the company’s market share by engaging in conduct in violation of state and federal antitrust laws. The plaintiff also has asserted claims for business disparagement, common law conspiracy and tortious interference with business relationships. The plaintiff seeks injunctive relief and money damages in an unspecified amount. The company intends to defend this matter vigorously. The parties are in the discovery stage. Because the litigation is in a preliminary stage, the company cannot assess the likelihood of an adverse outcome or determine an estimate, or a range of estimates, of potential damages. The company cannot give any assurances that this matter will not have a material adverse impact on the company’s results of operations in a future period or on the company’s financial position or liquidity.

The company is a defendant in an action entitled Sakharam D. Mahurkar v. C. R. Bard, Inc., Bard Access Systems, Inc. and Bard Healthcare, Inc. (Civil Action No. 01 C 8452, United States District Court, Northern District of Illinois). The action commenced in November 2001. The plaintiff alleges that the company is infringing one or more of the claims of several of the plaintiff’s U.S. patents for dialysis catheters. The action seeks a permanent injunction, monetary damages for the period of alleged infringement, treble damages and attorneys’ fees. On December 9, 2004, the court stayed the trial date pending the outcome of the reexamination of one of the patents at issue. The company does not expect the matter to have a material adverse effect on its financial position or liquidity; however, the matter could be material to the company’s business and results of operations for a future period.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

Set forth below is the name, age, position, five-year business history and other information with respect to each executive officer of the company as of February 23, 2006. No family relationships exist among the officers of the company. The Board of Directors elects all officers of the company annually.

Name	Age	Position
Timothy M. Ring	48	Chairman and Chief Executive Officer and Director
John H. Weiland	50	President and Chief Operating Officer and Director
Todd C. Schermerhorn	45	Senior Vice President and Chief Financial Officer
Brian P. Kelly	47	Group Vice President
Amy S. Paul	54	Group Vice President
James L. Natale	59	Senior Vice President and President, Corporate Healthcare Services
Christopher D. Ganser	53	Vice President, Regulatory Sciences
Judith A. Reinsdorf	42	Vice President, General Counsel and Secretary
Charles P. Grom	58	Vice President and Controller
Bronwen K. Kelly	53	Vice President, Human Resources

Timothy M. Ring joined Bard in 1992 as Vice President, Human Resources after 10 years with Abbott Laboratories, Inc. In 1993, Mr. Ring was promoted to Group Vice President, International Operations. Mr. Ring was promoted to Group President in 1997 with oversight for Bard’s Corporate Healthcare Services, Peripheral Vascular, Access Systems and Electrophysiology Divisions as well as Bard’s businesses in Europe, the Middle East and Africa. Mr. Ring was elected Chairman and Chief Executive Officer in 2003. Mr. Ring was also elected to the Board of Directors in 2003.

John H. Weiland joined Bard in 1996 from Dentsply International as Group Vice President. He was promoted to Group President in 1997 with oversight for Bard’s Davol, Urological, Medical and Endoscopic Technologies Divisions as well as responsibility for all of Bard’s businesses in Japan, Latin and Central America, Canada and Asia Pacific. Mr. Weiland previously served as President and Chief Executive Officer of Pharmacia Diagnostics, Inc. and was with American Hospital Supply and Baxter Healthcare. He served one year as a White House Fellow in the role of Special Assistant to the Director of the Office of Management and Budget as well as Special Assistant to the Secretary of Interior. Mr. Weiland was elected to the position of President and Chief Operating Officer in 2003 and to the Board of Directors in 2005.

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

Brian P. Kelly joined Bard in 1983 as a territory sales manager for the Davol Division. He has held a succession of management positions including Vice President of Sales for Bard Access Systems and in 1997 President of the Davol Division. Mr. Kelly was promoted to Group Vice President in 2003 with responsibility for Bard’s Davol, Urological and Electrophysiology Divisions.

Amy S. Paul joined Bard in 1982 as a Senior Product Manager in the Davol Division. After a variety of promotions within the marketing organization at both the Davol and Cardiopulmonary Divisions, Ms. Paul was promoted in 1990 to Vice President/Business Manager for Bard Ventures—GYN followed by her promotion to Vice President and General Manager and then President of Bard Endoscopic Technologies Division. In 1997, Ms. Paul was promoted to President of Bard Access Systems Division and was appointed to her current position of Group Vice President International in 2003. Prior to joining the company, she was with Kendall (Tyco) and GTE Sylvania.

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

Charles P. Grom joined Bard in 1977 as Corporate Accounting Manager and served as Vice President and Division Controller for various Bard divisions between 1981 and 1988 when he was promoted to Assistant Corporate Controller. He was elected Corporate Controller in 1994 and to his present position in 1995.

Bronwen K. Kelly joined Bard in 2002 as Vice President, Human Resources. Prior to joining Bard, she was with American Home Products as Vice President, Human Resources for the Global Agricultural Products Group. Previously, Ms. Kelly held positions with American Cyanamid Company, including Director, Human Resources for the Cyanamid International, Agricultural Products and Shulton USA Divisions.

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

2005	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
High	$70.85	$72.79	$68.00	$70.65	$72.79
Low	$61.90	$65.34	$62.73	$60.82	$60.82
Close	$68.08	$66.51	$66.03	$65.92	$65.92

2004	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
High	$49.00	$58.25	$58.62	$65.13	$65.13
Low	$40.08	$48.22	$51.15	$51.67	$40.08
Close	$48.82	$56.65	$56.63	$63.98	$63.98

Title of Class	Number of record holders of the company’s common stock as of January 31, 2006
Common Stock - $.25 par value	4,949

Dividends

The company paid cash dividends of approximately $52.7 million, or $0.50 per share, in 2005 and $49.2 million, or $0.47 per share, in 2004. The following table illustrates the dividends paid per share in each of the indicated quarters.

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
2005	$0.120	$0.120	$0.130	$0.130	$0.500
2004	$0.115	$0.115	$0.120	$0.120	$0.470

The first quarter 2006 dividend of $0.13 per share was paid on February 3, 2006 to shareholders of record on January 23, 2006.

Issuer Repurchases of Equity Securities

	Fourth Quarter 2005 - Issuer Repurchases of Equity Securities
		Open Market Purchases
Period	Employee Benefit Plan Shares Surrendered for Taxes	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Program
October 1 - October 31, 2005	440	225,000	$62.98	225,000	1,925,800
November 1 - November 30, 2005	—	775,000	63.66	775,000	1,150,800
December 1 - December 31, 2005	97	—	—	—	—	$500,000,000

Total	537	1,000,000	$63.51	1,000,000	—	$500,000,000

The employee benefit plan shares surrendered for taxes represent the purchase of restricted shares from employees to satisfy tax withholding requirements on such equity-based transactions. None of these transactions were made in the open market.

In December 2002, the Board of Directors authorized the repurchase of up to 5 million shares of the company’s common stock. On December 14, 2005, the Board of Directors authorized the repurchase from time to time of up to $500 million of the common stock of the company. The Board of Directors rescinded its prior authorization to repurchase 1,150,800 shares remaining under its 2002 repurchase authorization. Share repurchases will be made from time to time in the open market or through privately negotiated transactions. At December 31, 2005 there was $500 million available under the company’s current repurchase authorization.

Item 6. Selected Financial Data

(dollars and shares in thousands except per share amounts)

Set forth below is selected financial data as of the end of and for each of the five years in the five-year period ended December 31, 2005. All of the data in “Common Stock Data” below has been restated to reflect the company’s 2-for-1 stock split which became effective on May 28, 2004.

	For the Years Ended December 31,
	2005	2004	2003	2002	2001
INCOME STATEMENT DATA
Net sales	$1,771,300	$1,656,100	$1,433,100	$1,273,800	$1,181,300
Net income	$337,100	$302,800	$168,500	$155,000	$143,200

BALANCE SHEET DATA
Total assets	$2,265,600	$2,009,100	$1,692,000	$1,416,700	$1,279,900
Working capital	$623,500	$663,700	$453,200	$441,100	$391,000
Long-term debt	$800	$151,400	$151,500	$152,200	$156,400
Total debt	$301,400	$151,500	$168,100	$153,100	$157,200
Shareholders’ investment	$1,536,100	$1,360,100	$1,045,700	$880,400	$788,700

COMMON STOCK DATA
Basic earnings per share	$3.22	$2.90	$1.63	$1.49	$1.40
Diluted earnings per share	$3.12	$2.82	$1.60	$1.47	$1.38
Cash dividends per share	$0.50	$0.47	$0.45	$0.43	$0.42
Shareholders’ investment per share	$14.66	$13.03	$10.11	$8.53	$7.53
Average common shares outstanding	104,800	104,400	103,400	104,000	102,400
Shareholders of record	4,966	5,047	5,132	5,454	5,983

SUPPLEMENTARY DATA
Return on average shareholders’ investment	23.3%	25.2%	17.5%	18.6%	20.4%
Net income/net sales	19.0%	18.3%	11.8%	12.2%	12.1%
Days – accounts receivable	53.3	61.6	52.9	49.8	52.5
Days – inventory	89.4	85.5	92.5	90.9	119.0
Total debt/total capitalization	16.4%	10.0%	13.8%	14.8%	16.6%
Interest expense	$12,200	$12,700	$12,500	$12,600	$14,200
Research and development expense	$114,600	$111,600	$87,400	$61,700	$53,400
Number of employees	8,900	8,600	8,300	7,700	7,700
Net sales per employee	$199.0	$192.6	$172.7	$165.4	$153.4
Net income per employee	$37.9	$35.2	$20.3	$20.1	$18.6

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

The company reports its results of operations around the concept of disease state management in four major product group categories: vascular, urology, oncology and surgical specialties. The company also has a product group of other products. The company strives to have a leadership position in all of its markets. Approximately 81% of the company’s net sales in 2005 were derived from products in which the company has a number one or number two market leadership position.

The company’s key growth initiatives include continued focus on research and development, the further expansion of its sales organization, business development activities and improved manufacturing efficiencies. The company’s margins and net income are driven by the company’s ability to generate sales of its products and improve operating efficiency. The company’s ability to improve sales over time depends in part upon its success in developing and marketing new products. In this regard, over the last four years the company has strategically increased funding of research and development activities by approximately 115%, with a focus on products and markets that are growing faster than 8% annually. In 2005, the company spent approximately $114.6 million on research and development. The company expects research and development spending to continue to increase in 2006. In light of the complexity of the process of developing and bringing new products to market, the company expects a lag of as much as several years before the results of increased research and development spending are reflected in increased net sales. In addition, there can be no assurance that research and development activities will successfully generate new products or that new products will be successful in the market.

In 2003, as part of its effort to generate increased sales, the company increased its U.S. sales force by approximately 50 sales positions. In 2004, the company implemented a further sales force expansion to increase its U.S. sales force by approximately 60 sales positions and to increase its international sales force, primarily in Europe, by approximately 40 sales positions. In the fourth quarter of 2005, the company added approximately 55 additional sales positions in the United States. The company believes that its sales force expansions enhance geographic coverage, increase focus on high-growth businesses, facilitate new product introductions and aid in the identification of new product opportunities at the call-point level.

The company also plans to generate increased sales through selective acquisitions of businesses, products and technologies. In general, the company focuses on small- to medium-size acquisitions of products and technologies that complement the company’s existing product portfolio. In addition, the company may from time to time selectively consider acquisitions of larger, established companies under appropriate circumstances. From time to time, the company may divest lines of business in which the company is not able to reasonably attain or maintain a leadership position or for other strategic reasons. For a discussion of acquisitions and dispositions which the company completed during 2005 and 2004, see the information in Note 2 Acquisitions and Divestitures in the notes to consolidated financial statements included in this report.

The company has a comprehensive program aimed at improving manufacturing efficiencies. This program has built on the company’s past restructuring activities and has resulted in sustained improvement of both margins and cash flow. Gross margins as a percentage of net sales improved by 140 basis points in 2005 as compared to 2004. The improved cash flow associated with these activities provides additional funding for the company’s research and development activities and other growth initiatives discussed above.

Working capital increased from approximately $391 million at the end of 2001 to approximately $623.5 million at the end of 2005. The company’s strong financial position further enables the company to pursue its growth initiatives.

Results of Operations

Net Sales

The company’s revenues are generated from sales of the company’s products, net of discounts, returns, rebates and other allowances. Bard reported 2005 consolidated net sales of $1,771.3 million, an increase of 7% on a reported basis over 2004 consolidated net sales of $1,656.1 million. Bard’s 2004 consolidated net sales increased 16% on a reported basis over consolidated net sales of $1,433.1 million in 2003.

Net sales excluding sales of Endoscopic Technologies products, divested in 2004 (which were previously reported as part of the oncology group), are referred to as “ongoing net sales.” Bard’s 2005 ongoing net sales increased 9% on a constant currency basis over the prior year. In 2004, ongoing net sales increased 14% on a constant currency basis over the prior year. Ongoing net sales is a non-GAAP measure and not a replacement for GAAP results. See “Commitments and Contingencies—Management’s Use of Non-GAAP Measures” below.

On December 29, 2005, the company initiated a voluntary product recall of its Bard® Composix® Kugel® Mesh X-Large Patch intended for ventral hernia repair. The company’s sales results for the quarter and year ended December 31, 2005 included a net sales reduction of $7.8 million in the surgical specialty group due to this recall, resulting in a 1 percentage point reduction in 2005 consolidated ongoing net sales growth in constant currency. Following the recall, the FDA conducted a follow-up inspection and issued an FDA Form-483 identifying certain observations. The company is in the process of addressing these observations and cannot give any assurances that the FDA will be satisfied with the company’s response.

The geographic breakdown of net sales by the location of the third-party customer for each of the last three years is presented below:

	2005	2004	2003
United States	69%	70%	71%
Europe	19%	19%	18%
Japan	5%	5%	5%
Rest of world	7%	6%	6%

Total net sales	100%	100%	100%

The growth in consolidated net sales in 2005 was not materially impacted by price changes compared to the prior year. The growth in consolidated net sales in 2004 included a decrease of 0.4% as a result of price reductions compared to the prior year. Consolidated net sales were also affected by the impact of exchange rate fluctuations. Exchange rate fluctuations had the effect of increasing 2005 consolidated net sales by 0.6% as compared to the prior year. Exchange rate fluctuations had the effect of increasing 2004 consolidated net sales by 2.6% as compared to the prior year. The primary exchange rate movement that impacts net sales is the movement of the Euro compared to the U.S. dollar. The impact of exchange rate movements on net sales is not indicative of the impact on net earnings due to the offsetting impact of exchange rate movements on operating costs and expenses, costs incurred in other currencies and the company’s hedging activities.

Bard’s 2005 United States net sales of $1,223.8 million increased 6% over 2004 United States net sales of $1,156.2 million. Bard’s 2005 international net sales of $547.5 million increased 10% on a reported basis (8% on a constant currency basis) over 2004 international net sales of $499.9 million. Bard’s 2004 United States net sales of $1,156.2 million increased 13% over 2003 United States net sales of $1,020.4 million. Bard’s 2004 international net sales of $499.9 million increased 21% on a reported basis (12% on a constant currency basis) over 2003 international net sales of $412.7 million. See “Commitments and Contingencies—Management’s Use of Non-GAAP Measures” below.

Presented below is a discussion of consolidated net sales by disease state for the years ended December 31, 2005, 2004 and 2003.

Product Group Summary of Net Sales

	For the Years Ended December 31,
	2005	2004	Change	Constant Currency	2003	Change	Constant Currency
	(dollars in thousands)
Vascular	$434,500	$393,000	11%	10%	$307,300	28%	23%
Urology	524,000	493,100	6%	6%	451,500	9%	7%
Oncology	405,500	342,800	18%	18%	282,700	21%	19%
Surgical Specialties	333,200	313,300	6%	6%	272,300	15%	14%
Other	74,100	67,800	9%	9%	65,700	3%	2%

Ongoing net sales	1,771,300	1,610,000	10%	9%	1,379,500	17%	14%

Divested sales	—	46,100			53,600

Total net sales	$1,771,300	$1,656,100	7%	6%	$1,433,100	16%	13%

Vascular Products - Bard markets a wide range of products for the peripheral vascular market, including endovascular products, electrophysiology products and graft products. Consolidated net sales in 2005 of vascular products increased 11% on a reported basis (10% on a constant currency basis) compared to the prior year. United States net sales in 2005 of vascular products grew 14% compared to the prior year. International net sales in 2005 increased 6% on a reported basis (5% on a constant currency basis) compared to the prior year. The vascular group is the company’s most global business, with international net sales comprising 45% of consolidated net sales of vascular products in 2005.

Endovascular products comprised 57% of 2005 consolidated net sales of vascular products. Consolidated net sales in 2005 of endovascular products increased 14% on a reported basis (13% on a constant currency basis) compared to the prior year. The company’s PTA balloon catheter, stent graft and biopsy product lines contributed to the growth in this category. The rate of growth in the company’s vena cava filter line moderated in 2005 and net sales of bare stents have declined in recent periods. Endovascular products comprised 56% of 2004 consolidated net sales of vascular products. Consolidated net sales in 2004 of endovascular products increased 47% on a reported basis (40% on a constant currency basis) compared to the prior year. The company’s self-expanding stent, PTA catheter, vena cava filter and biopsy product lines had strong performances in 2004.

Consolidated net sales in 2005 of electrophysiology products increased 10% on a reported basis (9% on a constant currency basis) compared to the prior year. Strong sales performance in the company’s electrophysiology laboratory systems and steerable diagnostic catheter lines were growth drivers in electrophysiology products in 2005. Consolidated net sales in 2004 of electrophysiology products increased 8% on a reported basis (3% on a constant currency basis) compared to the prior year. The rate of growth in electrophysiology products has improved in 2005 as compared to recent years.

Consolidated net sales in 2005 of graft products increased 3% on both a reported and constant currency basis compared to the prior year. Consolidated net sales in 2004 of graft products increased 12% on a reported basis (8% on a constant currency basis) compared to the prior year. Declining sales in the company’s line of dialysis access grafts have impacted growth in both 2005 and 2004.

Urology Products - Bard markets a wide range of products for the urology market, including basic drainage products, continence products, pelvic floor reconstruction products and urological specialty products. Consolidated net sales in 2005 of urology products were $524.0 million, an increase of 6% on both a reported and constant currency basis compared to the prior year. United States net sales of urology products represented 71% of consolidated net sales of urology products in 2005 and grew 5% compared to the prior year. International net sales in 2005 of urology products increased 10% on a reported basis (8% on a constant currency basis) compared to the prior year. Consolidated net sales in 2004 of urology products were $493.1 million, an increase of 9% on a reported basis (7% on a constant currency basis) compared to the prior year. United States net sales of urology products represented 72% of consolidated net sales of urology products in 2004 and grew 7% compared to the prior year. International net sales in 2004 of urology products increased 16% on a reported basis (8% on a constant currency basis) compared to the prior year.

Basic drainage products continue to provide a solid foundation for the company’s urology business. Consolidated net sales in 2005 of basic drainage products increased 6% on a reported basis (5% on a constant currency basis) compared to the prior year. Consolidated net sales in 2005 of infection control Foley catheter products grew 13% on a reported and constant currency basis compared to the prior year. Consolidated net sales in 2004 of basic drainage products increased 9% on a reported basis (7% on a constant currency basis) compared to the prior year. Consolidated net sales in 2004 of infection control Foley catheter products grew 17% on both a reported and a constant currency basis compared to the prior year.

Consolidated net sales in 2005 of urological specialty products, which include brachytherapy products and services, grew 3% on a reported and constant currency basis compared to the prior year. Consolidated net sales in 2004 of urological specialties grew 6% on a reported basis (5% on a constant currency basis) compared to the prior year.

Consolidated net sales in 2005 of continence products comprised 15% of consolidated net sales of urology products. Consolidated net sales in 2005 of continence products increased 13% on both a reported and constant currency basis compared to the prior year. The company’s surgical continence and pelvic floor reconstruction product lines continue to provide the momentum in the continence category. In the second quarter of 2005, the company introduced the new Tegress™ urethral bulking continence product as a result of the company’s acquisition of certain assets of Genyx in January 2005. See Note 2 Acquisitions and Divestitures in the notes to consolidated financial statements. Consolidated net sales in 2004 of continence products increased 17% on a reported basis (13% on a constant currency basis) compared to the prior year.

Oncology Products - The company’s oncology products include specialty access products used primarily for chemotherapy. On September 30, 2004, the company sold certain assets of its Endoscopic Technologies Division to ConMed. Net sales of the disposed and other endoscopic devices are reported in Oncology Products. The company uses “ongoing net sales” to refer to net sales excluding the net sales of the divested products. Consolidated ongoing net sales in 2005 of oncology products grew 18% on both a reported and constant currency basis compared to the prior year. United States ongoing net sales in 2005 of oncology products grew 17% compared to the prior year. International ongoing net sales in 2005 of oncology products grew 21% on a reported basis (18% on a constant currency basis) compared to the prior year. Consolidated ongoing net sales in 2004 of oncology products grew 21% on a reported basis (19% on a constant currency basis) compared to the prior year. United States ongoing net sales in 2004 of oncology products grew 22% compared to the prior year. International ongoing net sales in 2004 of oncology products grew 20% on a reported basis (12% on a constant currency basis) compared to the prior year. The company’s specialty access ports and PICCs, dialysis access catheters and vascular access ultrasound devices contributed to the strong ongoing net sales growth in the oncology category in 2005 and 2004.

Surgical Specialty Products - Consolidated net sales in 2005 of surgical specialty products increased 6% on both a reported and constant currency basis compared to the prior year. The fourth quarter 2005 voluntary recall of the Composix® Kugel® Mesh X-Large Patch reduced the net sales growth of surgical specialty products by 3 percentage points on a reported basis (2 percentage points on a constant currency basis) in 2005. United States net sales in 2005 of surgical specialty products increased 3% compared to the prior year. The product recall reduced the United States net sales growth of surgical specialty products by 3 percentage points in 2005. International net sales in 2005 of surgical specialty products increased 17% on a reported basis (15% on a constant currency basis) compared to the prior year. Consolidated net sales in 2004 of surgical specialty products increased 15% on a reported basis (14% on a constant currency basis) compared to the prior year. United States net sales in 2004 of surgical specialty products increased 12% compared to the prior year. International net sales in 2004 of surgical specialty products increased 26% on a reported basis (18% on a constant currency basis) compared to the prior year.

The company’s soft tissue repair products, including fixation systems, comprised 74% of 2005 consolidated net sales of surgical specialty products. Consolidated net sales in 2005 of soft tissue repair products grew 9% on a reported basis (8% on a constant currency basis) compared to the prior year. The product recall reduced the net sales growth of soft tissue repair products by 3 percentage points on both a reported and constant currency basis. Consolidated net sales in 2004 of soft tissue products grew 18% on a reported basis (16% on a constant currency basis) compared to the prior year. In 2004, the company’s soft tissue product offerings comprised 71% of consolidated net sales of surgical specialty products. The fixation systems, which are used in hernia repair procedures, have continued to increase their market penetration in both 2005 and 2004. Overall growth of the company’s soft tissue repair products has moderated in recent periods with the maturation of the ventral hernia repair market in the United States.

Other Products - The other product group includes irrigation, wound drainage and certain original equipment manufacturers’ products. Consolidated net sales in 2005 of other products were $74.1 million, an increase of 9% on a reported and constant currency basis compared to the prior year. Consolidated net sales in 2004 of other products were $67.8 million, an increase of 3% on a reported basis (2% on a constant currency basis) compared to the prior year.

Costs and Expenses

The company’s costs and expenses consist of cost of goods sold, marketing, selling and administrative expense, research and development expense, interest expense and other (income) expense, net. Cost of goods sold consists principally of the manufacturing and distribution costs of the company’s products. Marketing, selling and administrative expense consists principally of the costs associated with the company’s sales and administrative organizations. Research and development expense consists principally of expenses incurred with respect to internal research and development activities, milestone payments for third-party research and development activities and IPR&D arising from the company’s business development activities. Interest expense consists of interest charges on indebtedness. Other (income) expense, net consists principally of interest income, foreign exchange gains and losses and other items, some of which may impact the comparability of the company’s results of operations between periods.

The following is a summary of major costs and expenses as a percentage of net sales for the years shown:

	2005	2004	2003
Cost of goods sold	38.5%	39.9%	42.5%
Marketing, selling and administrative expense	30.2%	31.5%	31.3%
Research and development expense	6.5%	6.7%	6.1%
Interest expense	0.7%	0.8%	0.9%
Other (income) expense, net	(1.3)%	(3.9)%	3.6%

Total costs and expenses	74.6%	75.0%	84.4%

Cost of goods sold - The company’s cost of goods sold as a percentage of net sales for the year ended December 31, 2005 was 38.5%, a reduction of 140 basis points from the cost of goods sold as a percentage of net sales for the year ended December 31, 2004 of 39.9%. The company’s cost of goods sold as a percentage of net sales in 2004 represented a reduction of 260 basis points from cost of goods sold as a percentage of net sales for the year ended December 31, 2003 of 42.5%. The primary reason for these improvements to cost of goods sold was manufacturing efficiencies driven by higher production volumes and continuous manufacturing cost improvement projects. The rate of improvement has moderated in recent periods.

Marketing, selling and administrative expense - The company’s marketing, selling and administrative costs as a percentage of net sales for the year ended December 31, 2005 was 30.2%, a decrease of 130 basis points from the marketing, selling and administrative costs for the year ended December 31, 2004 of 31.5%. Lower implementation costs associated with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and lower compensation costs as a percentage of net sales contributed to the favorable marketing, selling and administrative costs as a percentage of net sales.

The company’s marketing, selling and administrative costs as a percentage of net sales for the year ended December 31, 2004 was 31.5%, an increase of 20 basis points from the marketing, selling and administrative costs for the year ended December 31, 2003 of 31.3%. The primary factors in the increased percentage were higher payments under sales compensation plans, the incremental effect of the company’s sales expansion program and increased spending related to the company’s compliance with the internal control requirements of Sarbanes-Oxley.

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

	2005	2004	2003
	(dollars in millions)
Internally managed research and development	$114.6	$104.9	$86.4
Acquired in-process research and development	—	6.7	1.0

Total research and development expense	$114.6	$111.6	$87.4

Research and development expenditures of $114.6 million for the year ended December 31, 2005 represented a 2.7% increase over the prior year’s expenditures of $111.6 million. In 2005, the company recorded no IPR&D expense. Research and development expenditures in 2004 of $111.6 million represented a 27.7% increase over the prior year’s expenditures of $87.4 million. For the full year ended December 31, 2004, the company recorded IPR&D expense of $6.7 million primarily related to the acquisition of the assets of Onux Medical, Inc. See Note 2 Acquisitions and Divestitures in the notes to consolidated financial statements.

Interest expense - Interest expense in 2005 was $12.2 million as compared with 2004 interest expense of $12.7 million and 2003 interest expense of $12.5 million.

Other (income) expense, net - The table below presents the components of other (income) expense, net for each of the three years ended December 31,

	2005	2004	2003
	(dollars in thousands)
Interest income	$(18,500)	$(8,400)	$(6,600)
Foreign exchange losses	1,700	900	1,000
Gain on Endoscopic Technologies asset divestiture	—	(45,500)	—
Legal settlements, net	—	(1,600)	54,500
Investment gains	(9,700)	(6,200)	—
Asset impairments	8,900	—	6,100
Divisional and manufacturing restructuring	—	(2,700)	(2,500)
Royalty reserve reversal	(7,100)	—	—
Noncontrolling interest	—	(1,500)	—
Other, net	2,300	1,300	—

Total other (income) expense, net	$(22,400)	$(63,700)	$52,500

Interest income - For the year ended December 31, 2005, interest income was approximately $18.5 million compared to approximately $8.4 million and $6.6 million in 2004 and 2003, respectively. The increase in 2005 was due to higher interest rates and cash balances.

Gain on Endoscopic Technologies asset divestiture - Consistent with the company’s stated intention to divest from time to time lines of business in which the company is not able to reasonably attain or maintain a leadership position, the company sold certain assets of its Endoscopic Technologies Division to ConMed for $81.3 million on September 30, 2004, including a post-closing adjustment. The products associated with this sale are used primarily by gastroenterologists for endoscopic procedures. Significant assets of the Endoscopic Technologies Division were retained by the company. Net sales associated with the divested assets were approximately $46 million for the nine-month period ended September 30, 2004 and approximately $54 million in 2003. The company did not separately track the pretax profitability of the disposed assets due to the company’s shared corporate infrastructure and the integration of the disposed assets with assets remaining with the company.

A summary of the book value of the disposed assets is as follows:

(dollars in millions)
Inventories	$11.6
Machinery and equipment, net of depreciation	$ 3.7
Intangible assets, net of amortization	$ 3.9
Assumed liabilities	$ 2.6

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

Investment gains - For the year ended December 31, 2005, other (income) expense, net included pretax income of approximately $9.7 million from investment gains primarily related to the company’s previous investment in Implex Corp., a privately held corporation (“Implex”). On April 23, 2004, Zimmer Holdings, Inc. announced that it had acquired all of the outstanding stock of Implex for $98.6 million in cash plus contingent performance payments. In 2004, the company recorded a $6.2 million pretax gain associated with cash received at the closing. In 2005, Bard recorded a $6.6 million pretax gain related to the receipt of the contingent performance payments.

Asset impairments - As a result of a strategic review, in the third quarter of 2005, other (income) expense, net included an asset impairment charge of approximately $8.9 million related to the 2004 acquisition of Advanced Surgical Concepts Ltd.

The majority of the $6.1 million fourth quarter 2003 charge for asset impairments related primarily to the write-off of intangible and tangible assets associated with the company’s pain management pump program. In 2003, the company also recorded an impairment charge for the assets of a minor product offering. This impairment was triggered by the rapidly declining sales and associated cash flows from this product.

Divisional and manufacturing restructuring - In 2002, the company’s management, with board approval, committed to certain initiatives to eliminate excess capacity, reduce redundant positions and improve product profitability. As of December 31, 2005, no liability exists for this restructuring program. Other (income) expense, net included a gain of $2.7 million in 2004, related to the disposal of a manufacturing facility closed as a result of the restructuring program. Other (income) expense, net included a gain of $2.5 million in 2003, related to net adjustments of the 2002 divisional and manufacturing restructuring.

Royalty reserve reversal - In the second quarter 2005, other (income) expense, net included income of approximately $7.1 million pretax resulting from the reversal of a reserve related to a patent matter.

Noncontrolling interest - Prior to acquiring Genyx, the company had entered into one product development arrangement with Genyx, resulting in a variable interest entity for which Bard was the primary beneficiary. This arrangement required consolidation under the provisions of Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). For the full year ended December 31, 2004, the company recorded approximately $1.5 million in research and development expense and a corresponding credit in other (income) expense, net for noncontrolling interest related to this arrangement.

Income tax provision

The following is a reconciliation between the effective tax rates and the statutory rates:

	2005	2004	2003
U.S. federal statutory rate	35%	35%	35%
State income taxes, net of federal benefit	1%	1%	1%
Operations taxed at less than U.S. rate	(8)%	(10)%	(11)%
Tax impact of repatriation of foreign earnings pursuant to the AJCA	7%	—	—
Resolution of prior period tax items	(10)%	—	—
Other, net	—	1%	—

Effective tax rate	25%	27%	25%

The variability in the company’s effective tax rate between 2005 and 2004 is primarily attributable to the reduction of the income tax provision related to the resolution of the 1996-1999 tax audit, offset by the tax impact of the 2005 repatriation of $600 million under the American Jobs Creation Act of 2004 (“AJCA”). The variability in the company’s effective tax rate between 2004 and 2003 is primarily attributable to the impact of certain commercial litigation related to the company’s brachytherapy business. See Note 11 Other (Income) Expense, Net in the notes to consolidated financial statements.

The company operates in multiple taxing jurisdictions, both within the United States and outside the United States. The company faces audits from these various tax authorities regarding the amount of taxes due. Such audits can involve complex issues and may require an extended period of time to resolve. The company’s U.S. federal tax filings have been examined by the Internal Revenue Service (“IRS”) for calendar years ending prior to 2000. The company believes all tax differences arising from those audits have been resolved and settled. In the third quarter of 2005, the company’s income tax provision was reduced by $45.6 million predominately due to the favorable conclusion of the IRS’s examination of the 1996-1999 tax years, as well as the resolution of certain other tax items. The company’s U.K. affiliates’ tax filings have been examined by Inland Revenue in the United Kingdom for the tax years ending prior to 1999. The company believes all tax differences arising from those audits have been resolved and settled. As of December 31, 2005, the company’s U.K. affiliates’ tax filings are under examination by Inland Revenue in the United Kingdom for the 1999 through 2003 tax years.

Net Income and Earnings Per Share

Bard reported 2005 consolidated net income of $337.1 million, an increase of 11% over 2004 consolidated net income of $302.8 million. Bard reported 2005 diluted earnings per share of $3.12, an increase of 11% over 2004 diluted earnings per share of $2.82.

Bard reported 2004 consolidated net income of $302.8 million, an increase of 80% over 2003 consolidated net income of $168.5 million. Bard reported 2004 diluted earnings per share of $2.82, an increase of 76% over 2003 diluted earnings per share of $1.60.

As described above under other (income) expense, net, certain items in 2005, 2004 and 2003 impact the comparability of the company’s results of operations between periods.

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

Liquidity and Capital Resources

The company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Significant factors affecting the management of liquidity are: cash flows generated from operating activities, capital expenditures, investments in businesses and technologies, cash dividends and common stock repurchases. Cash provided from operations continues to be the company’s primary source of funds. Should it be necessary, the company believes it could borrow adequate funds at competitive terms. The table below summarizes liquidity measures for Bard for the years ended December 31, 2005, 2004 and 2003.

	2005	2004	2003
	(dollars in millions)
Cash	$28.0	$15.1	$29.0
Cash equivalents	726.2	525.7	388.4
Short-term investments	4.0	4.6	4.6

Subtotal	$758.2	$545.4	$422.0

Working capital	$623.5	$663.7	$453.2

Current ratio	1.97/1	2.70/1	2.07/1

Total debt	$301.4	$151.5	$168.1

Net cash position	$456.8	$393.9	$253.9

Short-term investments that have original maturities of ninety days or less are considered cash equivalents. Working capital is defined as current assets less current liabilities. Current ratio is defined as the ratio of current assets to current liabilities. Net cash position is defined as cash, cash equivalents and short-term investments less total debt. In October 2004, the AJCA was signed into law. The AJCA created a temporary incentive for the company to repatriate accumulated foreign earnings in the form of an elective 85% dividends received deduction for certain cash dividends from controlled foreign corporations. In the third quarter of 2005, the company approved a plan to repatriate $600 million of undistributed foreign earnings under the provisions of the AJCA. The repatriation was completed in the fourth quarter of 2005.

The following table provides cash flow data for the years ended December 31, 2005, 2004 and 2003.

	2005	2004	2003
	(dollars in millions)
Net cash provided by operating activities	$401.1	$277.2	$263.6

Net cash used in investing activities	$(166.1)	$(86.9)	$(185.6)

Net cash used in financing activities	$(2.6)	$(88.1)	$(55.1)

Operating activities - During 2005, the company generated $401.1 million of cash flow from operations, $123.9 million more than the cash flow from operations reported in 2004. During 2004, the company generated $277.2 million cash flow from operations, $13.6 million more than the cash flow from operations reported in 2003. In 2005, net income of $337.1 million increased $34.3 million over net income reported in 2004. In 2004, net income of $302.8 million increased $134.3 million over net income reported in 2003. Adjustments to reconcile net income to net cash provided by operating activities were $64.0 million, $(25.6) million and $95.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. Depreciation expense was approximately $39.0 million in 2005, reflecting higher levels of capital expenditures in recent years. Depreciation expense was approximately $32.7 million and $29.9 million in 2004 and 2003, respectively. Amortization expense was approximately $24.8 million in 2005, $22.0 million in 2004 and $14.8 million in 2003.

Investing activities - During 2005, the company used $166.1 million in cash for investing activities, $79.2 million more than investing activities reported in 2004. During 2004, the company used $86.9 million in cash for investing activities, $98.7 million less than investing activities reported in 2003. Consistent with the company’s stated intention to divest, from time to time, lines of business in which the company is not able to reasonably attain or maintain a leadership position, the company sold certain assets of its Endoscopic Technologies Division to ConMed for $81.3 million on September 30, 2004 including a purchase price adjustment. Capital expenditures amounted to $97.2 million, $74.0 million and $72.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in capital expenditures is due to the ongoing implementation of the company’s enterprise-wide software platform, the construction of a consolidated domestic distribution center and expansions at several manufacturing facilities. The company spent approximately $79.1 million in 2005, $104.4 million in 2004 and $115.0 million in 2003 for the acquisition of businesses, patents, trademarks, purchase rights and other related items to augment its existing product lines. These cash expenditures support the company’s growth initiatives and were financed primarily with cash from operations and short-term borrowings.

Financing activities - During 2005, the company used $2.6 million in cash for financing activities, $85.5 million less than financing activities reported in 2004. During 2004, the company used $88.1 million in cash for financing activities, $33.0 million more than financing activities reported in 2003. Cash flow related to financing activities included changes in borrowings, equity proceeds related to option exercises, repurchases of company common stock and dividend payments. Total debt was $301.4 million, $151.5 million and $168.1 million at December 31, 2005, 2004 and 2003, respectively. Total debt to total capitalization was 16.4%, 10.0% and 13.8% at December 31, 2005, 2004 and 2003, respectively. Short-term debt increased to $300.6 million at December 31, 2005 from $0.1 million at December 31, 2004 and reflects $150.0 million of new short-term borrowings outside the United States and the reclassification to current maturities of $150.0 million of 6.7% notes due in 2026, which may be redeemed at the option of the note holders in 2006. On December 11, 2002, the company’s Board of Directors approved the repurchase of 5,000,000 shares of the company’s common stock. In 2005, the company spent approximately $143.4 million to purchase 2,200,000 shares. In 2004, the company spent approximately $85.9 million to purchase 1,275,000 shares. In 2003, the company spent approximately $59.4 million to purchase 886,700 shares, which included shares from the 10,000,000 share repurchase authorization approved in 1998. On December 14, 2005, the Board of Directors authorized the repurchase from time to time of up to $500 million of the common stock of the company. The Board of Directors rescinded its prior authorization to repurchase the 1,150,800 shares remaining under the previous authorization, approved in

December 2002. The company paid cash dividends of $0.50 per share in 2005, $0.47 per share in 2004 and $0.45 per share in 2003. The 2005 payment marked the 34th consecutive year in which Bard has increased its annual dividend payout to shareholders. The first quarter 2006 dividend of $0.13 per share was paid on February 3, 2006 to shareholders of record on January 23, 2006.

At December 31, 2005, short-term borrowings consisted of $150 million of loans payable under a bank facility outside the United States. There were no outstanding commercial paper borrowings at December 31, 2005 and 2004, respectively. In 2005, the average outstanding balance of short-term borrowings was $5.8 million with an effective interest rate of 4.51%. The average outstanding balance of short-term borrowings in 2004 was $34.0 million with an effective interest rate of 1.39%.

The company has in place a domestic syndicated bank credit facility totaling $400 million that supports the commercial paper program and can be used for other general corporate purposes. The credit facility expires in May 2009 and includes pricing based on the company’s long-term credit rating. In addition, on October 21, 2005, a wholly owned foreign subsidiary of the company entered into a $250 million syndicated bank credit facility to be used for general corporate needs including in support of its decision in 2005 to repatriate undistributed foreign earnings under the AJCA. Loans under the facility bear interest at the company’s option at a fixed spread to LIBOR or the higher of prime rate and 0.50% over the federal funds rate. The facility expires in October 2008. At December 31, 2005, there were $150.0 million of outstanding borrowings under the facility.

At December 31, 2005, the company had $150 million of unsecured notes outstanding. The notes mature in 2026 and pay a semi-annual coupon of 6.70%. The coupon interest closely approximates the effective annual cost of the notes. The 6.70% notes due 2026 may be redeemed at the option of the note holder on December 1, 2006 at a redemption price equal to the principal amount. In accordance with FAS No. 78, Classification of Obligations that are Callable by the Creditor, the company has classified these notes as current. If the note holders do not exercise their option on December 1, 2006, the option will expire and the notes will revert to a long-term classification. Assuming the notes are held to maturity, the market value of the notes approximates $171.3 million at December 31, 2005.

Certain of the company’s debt agreements contain customary representations, warranties and default provisions as well as restrictions that, among other things, require the maintenance of minimum net worth and operating cash flow levels and limit the amount of debt that the company may have outstanding. As of December 31, 2005, the company was in compliance with all such financial covenants.

At December 31, 2005, the company’s long-term debt was rated “A” by Standard and Poor’s and “Baa1” by Moody’s, and the company’s commercial paper ratings were “A-1” by Standard and Poor’s and “P-2” by Moody’s. The company believes that this overall financial strength gives Bard sufficient financing flexibility.

Commitments and Contingencies

Presented below is a summary of contractual obligations and other commercial commitments.

Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	5+ Years
	(dollars in millions)
Forward contracts	$23.5	$23.5	$—	$—	$—
Total debt (assuming earliest put date)	301.4	300.6	0.8	—	—
Capital lease obligations	0.1	0.1	—	—	—
Operating lease obligations	39.5	15.8	18.0	4.8	0.9
Acquisition and investment milestones	16.1	6.2	9.9	—	—
Purchase obligations	98.9	86.3	9.0	3.6	—
Other long-term liabilities	73.1	—	22.9	15.3	34.9

	$552.6	$432.5	$60.6	$23.7	$35.8

Forward contracts - The company periodically enters into forward contracts and purchases options to reduce its exposure to fluctuations in currency values. See Note 6 Derivative Instruments in the notes to consolidated financial statements. The table above includes forward currency agreements, which obligate the company for the forward purchase of currencies in which the company has known or anticipated sales or payments. Because these forward currency agreements were entered into as hedges, these obligations will be funded by the underlying hedged item.

Total debt - Total debt was $301.4 million at December 31, 2005, up $149.9 million from December 31, 2004. Total debt was $151.5 million at December 31, 2004, down $16.6 million from December 31, 2003. Total debt to total capitalization was 16.4% at December 31, 2005. Total debt to total capitalization was 10.0% at December 31, 2004.

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

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years
	(dollars in millions)
PTA Catheter Development Project	$5.0	$4.0	$1.0
Bridger anniversary payments	8.1	—	8.1
All other under $6 million	3.0	2.2	0.8

Total	$16.1	$6.2	$9.9

The PTA Catheter Development Project relates to the development of several peripheral PTA balloon catheters. The milestones relate primarily to intangible assets. Due to the contingent nature of these milestones, management is unable to assess the likelihood of these milestones being achieved. The company has estimated the possible timing of these milestones and related payments.

On June 30, 2004, the company acquired all of the outstanding stock of Bridger Biomed, Inc., a supplier of components for the company’s soft tissue repair franchise. The acquisition agreement called for a cash payment of $8.1 million, the assumption of certain liabilities and two anniversary payments of $8.1 million payable on the eighteenth and thirty-sixth month anniversaries of the transaction. At December 31, 2005, the second anniversary payment remains unpaid and is recorded in other long-term liabilities.

Purchase obligations - The company’s business creates a need to enter into commitments with suppliers. In accordance with accounting principles generally accepted in the United States, these purchase obligations are not reflected in the accompanying consolidated balance sheets. These inventory purchase commitments do not exceed the company’s projected requirements over the related terms and are in the normal course of business.

Other long-term liabilities - Other long-term liabilities include pension liabilities, product liabilities, and other long-term liabilities of approximately $73.1 million, as well as $8.1 million presented in acquisition and investment milestones in the contractual obligations table above.

Pension Obligations - The company’s objective in funding its domestic tax-qualified plan is to accumulate funds sufficient to provide for all benefits and to satisfy the minimum contribution requirements of ERISA. Outside the United States, the company’s objective is to fund the international retirement costs over time within the limits of minimum requirements and allowable tax deductions. The company’s annual funding decisions also take into account each tax-qualified plan’s return compared to the plan’s corresponding expense and the extent to which each tax-qualified plan’s accumulated benefit obligation exceeds its corresponding funded status. In 2005, the company made voluntary contributions of $16.0 million to the company’s U.S. tax-qualified plan and $1.5 million to the company’s non-U.S. tax-qualified plans. In 2004, the company made voluntary contributions of $10.0 million to the company’s U.S. tax-qualified plan and $1.7 million to the company’s non-U.S. tax-qualified plans. The company will consider the factors identified above in determining its 2006 pension funding. The nonqualified noncontributory defined benefit pension plans include supplemental plans which are generally not funded.

Legal Matters - On March 16, 2004, Rochester Medical Corporation, Inc., filed a complaint against the company, another manufacturer and two group purchasing organizations under the caption Rochester Medical Corporation, Inc. v. C. R. Bard, Inc., et al. (Civil Action No. 304 CV 060, United States District Court, Eastern District of Texas). The plaintiff alleges that the company and the other defendants conspired to exclude it from the market and to maintain the company’s market share by engaging in conduct in violation of state and federal antitrust laws. The plaintiff also has asserted claims for business disparagement, common law conspiracy and tortious interference with business relationships. The plaintiff seeks injunctive relief and money damages in an unspecified amount. The company intends to defend this matter vigorously. The parties are in the discovery stage. Because the litigation is in a preliminary stage, the company cannot assess the likelihood of an adverse outcome or determine an estimate, or a range of estimates, of potential damages. The company cannot give any assurances that this matter will not have a material adverse impact on the company’s results of operations in a future period or the company’s financial position or liquidity.

The company is a defendant in an action entitled Sakharam D. Mahurkar v. C. R. Bard, Inc., Bard Access Systems, Inc. and Bard Healthcare, Inc. (Civil Action No. 01 C 8452, United States District Court, Northern District of Illinois). The action commenced in November 2001. The plaintiff alleges that the company is infringing one or more of the claims of several of the plaintiff’s U.S. patents for dialysis catheters. The action seeks a permanent injunction, monetary damages for the period of alleged infringement, treble damages and attorneys’ fees. On December 9, 2004, the court stayed the trial date pending the outcome of the reexamination of one of the patents at issue. The company does not expect the matter to have a material adverse effect on its consolidated financial position or liquidity; however, the matter could be material to the company’s business and results of operations for a future period.

New Accounting Pronouncements - In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“FAS 151”). FAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of FAS 151 are effective for the fiscal year beginning January 1, 2006. The company is currently evaluating the provisions of FAS 151 and does not expect that the adoption will have a material impact on the company’s financial position, liquidity or results of operations.

In December 2004, the FASB issued Statement 123 (revised 2004), “Share-Based Payment” (“FAS 123R”). FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as an operating expense in the income statement. The cost is recognized over the requisite service period based on fair values measured on grant dates. The company is currently evaluating its share-based employee compensation programs, the potential impact of this statement on its consolidated financial position and results of operations and the alternative adoption methods. On March 29, 2005, the SEC issued SAB 107, “Share-Based Payment,” which clarified the SEC’s expectations with regard to the assumptions underlying the fair value estimates of options. On April 14, 2005, the SEC amended the compliance dates for FAS 123R. Under the SEC’s new rule, FAS 123R is effective for Bard beginning January 1, 2006. The company estimates incremental expense in 2006 related to the adoption of FAS 123R of approximately $19 million after-tax. See Note 1. Significant Accounting Policies—Stock-Based Compensation in the notes to consolidated financial statements.

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

In December 2004, the FASB also issued FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The AJCA created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. In the third quarter of 2005, the company approved a plan to repatriate $600 million of undistributed foreign earnings under the provisions of the AJCA. Accordingly, the company recorded a tax provision of approximately $32 million associated with this plan. The repatriation was completed in the fourth quarter of 2005. Consistent with FSP No. FAS 109-2, the company has not provided income taxes on its residual international unrepatriated earnings.

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

Critical Accounting Policies and Estimates - The preparation of financial statements requires the company’s management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. The following is not intended to be a comprehensive list of all of the company’s accounting policies. The company’s significant accounting policies are more fully described in the company’s notes to consolidated financial statements. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The critical accounting policies described below are areas in which management’s judgment in selecting an available alternative might produce a materially different result.

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

Tax estimates - The company has filed tax returns with positions that may be challenged by the tax authorities. These positions relate to, among others, the allocation and/or recognition of income on intercompany transactions, the timing and amount of deductions and the tax treatment related to acquisitions and divestitures. Although the outcome of tax audits is uncertain, in management’s opinion, adequate provisions for income taxes have been made for potential liabilities resulting from such matters. The company regularly assesses its tax position for such transactions and includes reserves for those differences in position. The reserves are utilized or reversed once the statute of limitations has expired or the matter is otherwise resolved. The company believes that the ultimate outcome of these matters will not have a material impact on the company’s financial position or liquidity but may be material to the income tax provision and net income in a future period.

The company operates in multiple taxing jurisdictions, both within the United States and outside the United States. The company faces audits from these various tax authorities regarding the amount of taxes due. Such audits can involve complex issues and may require an extended period of time to resolve. The company’s U.S. federal tax filings have been examined by the IRS for calendar years ending prior to 2000. The company believes all tax differences arising from those audits have been resolved and settled. In the third quarter of 2005, the company’s income tax provision was reduced by $45.6 million predominately due to the favorable conclusion of the IRS’s examination of the 1996-1999 tax years, as well as the resolution of certain other tax items. The company’s U.K. affiliates’ tax filings have been examined by Inland Revenue in the United Kingdom for the tax years ending prior to 1999. The company believes all tax differences arising from those audits have been resolved and settled. As of December 31, 2005, the company’s U.K. affiliates’ tax filings are under examination by Inland Revenue in the United Kingdom for the 1999 through 2003 tax years.

Allowance for Doubtful Accounts, Customer Rebates and Inventory Writedowns - Management makes estimates of the uncollectibility of the company’s accounts receivable, amounts that are rebated to specific customers in accordance with contractual requirements and inventory adjustments to reflect inventory valuation at the lower of cost or market. In estimating the reserves necessary for the allowance for doubtful accounts, management considers historical bad debt trends, customer concentrations, customer creditworthiness and current economic trends. The company establishes an allowance for doubtful accounts for estimated amounts that are uncollectible from customers. In estimating the allowance for customer rebates, management considers the lag time between the point of sale and the payment of the customer’s rebate claim, customer specific trend analysis and contractual commitments including the stated rebate rate. The company establishes an allowance for customer rebates and reduces sales for such rebate amounts. In estimating the adjustment for inventory writedowns, management considers product obsolescence, quantity on hand, future demand for the product and other market-related conditions. The company records an adjustment for inventory writedowns when such conditions cause the inventory market value to be below carrying value. The company records such adjustments to cost of sales in the period the condition exists.

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

Intangible assets consist primarily of patents and other intellectual property, which are amortized using the straight-line method over their estimated useful lives, ranging from 8 to 24 years. The company reviews these intangible assets for impairment annually or as changes in circumstances or the occurrence of events suggest the remaining value is not recoverable.

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

In addition, there are substantial risks inherent in the medical device business. The company’s business involves the design, development, manufacture, packaging, distribution and sale of life-sustaining medical devices. These devices are often utilized on, or permanently or temporarily implanted in, seriously ill patients in clinically demanding circumstances, such as operating rooms, emergency units, intensive care and critical care settings, among others. These circumstances, among other factors, can cause the products to become associated with adverse clinical events, including patient mortality and injury, and could lead to product liability claims and other litigation, product withdrawals, recalls, field actions or other regulatory enforcement actions relating to one or more of the company’s products, any of which could have a material adverse effect on our business, financial position, liquidity and results of operations.

Because actual results are affected by these and other risks and uncertainties, the company cautions investors that actual results may differ materially from those expressed or implied. It is not possible to predict or identify all risks and uncertainties, but the most significant factors, in addition to those addressed above and those under the heading “Risk Factors,” that could cause the actual results to differ materially from those expressed or implied include, but are not limited to:

Effective management of and reaction to risks involved in our business, including:

•	the ability to achieve manufacturing or administrative efficiencies, including gross margin benefits from our manufacturing process and supply chain programs as a result of the company’s restructuring, or in connection with the integration of acquired businesses;

•	the effects of negative publicity concerning our products, which could result in product withdrawals or decreased product demand and which could reduce market or governmental acceptance of our products;

•	the ability to identify appropriate companies, businesses and technologies as potential acquisition candidates, to consummate and integrate such transactions or to obtain agreements with favorable terms;

•	the reduction in the number of procedures using our devices caused by customers’ cost-containment pressures or preferences for alternate therapies;

•	the ability to maintain or increase research and development expenditures;

•	the uncertainty of whether increased research and development expenditures and sales force expansion will result in increased sales;

•	the ability to maintain our effective tax rate and uncertainty related to tax appeals and litigation;

•	the risk that the company may not successfully implement its new Enterprise Resource Planning (“ERP”) information system, which could adversely affect the company’s results of operations in future periods or its ability to meet the ongoing requirements of Section 404 of the Sarbanes-Oxley Act of 2002;

•	internal factors, such as retention of key employees, including sales employees;

•	the ability to achieve earnings forecasts, which are generated based, among other things, on projected volumes and sales of many product types, some of which are more profitable than others;

•	damage to a company facility, which could render the company unable to manufacture a particular product (as the company may utilize only one manufacturing facility for certain of its major products) and may require the company to reduce the output of products at the damaged facility thereby making it difficult to meet product shipping targets; and

•	the potential impairment of goodwill and intangible assets of the company resulting from insufficient cash flow generated from such assets specifically, or our business more broadly, so as to not allow the company to justify the carrying value of the assets.

Competitive factors, including:

•	the trend of consolidation in the medical device industry as well as among our customers, resulting in potentially greater pricing pressures and more significant and complex contracts than in the past, both in the United States and abroad;

•	development of new products or technologies by competitors having superior performance compared to our current products or products under development;

•	technological advances, patents and registrations obtained by competitors that would have the effect of excluding the company from new market segments or preventing the company from selling a product or including key features in the company’s products;

•	attempts by competitors to gain market share through aggressive marketing programs; and

•	reprocessing by third-party reprocessors of our products intended for single use.

Difficulties and delays inherent in the development, manufacturing, marketing and sale of medical products, including:

•	the ability to complete planned clinical trials successfully, to develop and obtain approval for products on a timely basis and to launch products on a timely basis within cost estimates;

•	lengthy and costly regulatory approval processes, which may result in lost market opportunities;

•	delays or denials of, or grants of low levels of reimbursement for, procedures using newly developed products;

•	the suspension or revocation of authority to manufacture, market or distribute existing products;

•	the imposition of additional or different regulatory requirements, such as those affecting manufacturing and labeling;

•	performance, efficacy or safety concerns for existing products, whether scientifically justified or not, that may lead to product recalls, withdrawals, litigation or declining sales, including adverse events relating to the company’s vena cava filters and hernia repair products;

•	FDA inspections resulting in FDA Form-483 notices and/or warning letters identifying deficiencies in the company’s current good manufacturing practices and/or quality systems; warning letters which identify violations of FDA regulations could result in product holds, recalls, restrictions on future clearances by the FDA for products to which the deficiencies are reasonably related and/or civil penalties;

•	the failure to obtain, limitations on the use of or the loss of patent and other intellectual property rights, and the failure of efforts to protect our intellectual property rights against infringement and legal challenges that can increase our costs;

•	difficulties obtaining necessary components or raw materials used in the company’s products and/or price increases from the company’s suppliers of critical components or raw materials or other interruptions of the supply chain; and

•	customers that may limit the number of manufacturers or vendors from which they will purchase products, which can result in the company’s exclusion from large hospital systems, integrated delivery networks or group purchasing organization contracts.

Governmental action, including:

•	impact of continued health care cost containment;

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

•	changes in the U.S. Food and Drug Administration and foreign regulatory approval processes that may delay or prevent the approval of new products and result in lost market opportunity;

•	the impact of more vigorous compliance and enforcement activities affecting the industry in general or the company in particular;

•	changes in the tax or environmental laws or standards affecting our business which could require facility upgrades or process changes and could affect production rates and output; and

•	compliance costs and potential penalties and remediation obligations in connection with environmental laws, including, without limitation, regulations regarding air emissions, waste water discharges and solid waste.

Legal disputes, including:

•	disputes over intellectual property rights;

•	product liability claims;

•	claims asserting securities law violations;

•	claims asserting violations of federal law in connection with Medicare and/or Medicaid reimbursement;

•	derivative shareholder actions;

•	claims asserting antitrust violations;

•	environmental claims, including those relating to accidental contamination or injury from the use of hazardous materials in the company’s manufacturing, sterilization and research activities and the potential for the company to be held liable for any resulting damages; and

•	commercial disputes, including disputes over distribution agreements, license agreements, manufacturing/supply agreements and acquisition or sale agreements.

General economic conditions, including:

•	international and domestic business conditions;

•	political instability in foreign countries;

•	interest rates;

•	foreign currency exchange rates; and

•	changes in the rate of inflation.

Other factors beyond our control, including catastrophes, both natural and man-made, earthquakes, floods, fires, explosions, acts of terrorism or war.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Bard operates on a global basis and therefore is subject to the exposures that arise from foreign exchange rate fluctuations. The company manages these exposures using operational and economic hedges as well as derivative financial instruments. The company’s foreign currency exposures may change over time as changes occur in the company’s international operations. The company’s objective in managing its exposures to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with assets, liabilities, net investments and probable commitments denominated in foreign currencies. In order to reduce the risk of foreign currency exchange rate fluctuations, the company will from time to time enter into derivative financial instruments to hedge a portion of its expected foreign currency denominated cash flow from operations. The instruments that the company uses for hedging are forward contracts and options with major financial institutions. The company expects that the changes in fair market value of such contracts will have a high correlation to the price changes in the related hedged cash flow. The principal currencies the company hedges are the Euro, the Mexican Peso and the Japanese Yen. Any gains and losses on these hedge contracts are expected to offset changes in the value of the related exposure. Bard’s risk management guidelines prohibit entering into financial instruments for speculative purposes. The company enters into foreign currency transactions only to the extent that foreign currency exposure exists. A sensitivity analysis of changes in the fair value of all foreign exchange derivative contracts at December 31, 2005 indicates that if the U.S. dollar uniformly strengthened by 10% against all currencies, the fair value of these contracts would increase by $1.2 million, and if the U.S. dollar uniformly weakened by 10% against all currencies, the fair value of these contracts would increase by $0.8 million. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.

In December 1996, the company issued $150.0 million of 6.70% notes due 2026. These notes may be redeemed at the option of the note holders on December 1, 2006, at a redemption price equal to the principal amount. Assuming these notes are held to maturity, the market value of the notes approximates $171.3 million at December 31, 2005. Assuming a 100 basis point increase or decrease in U.S. interest rates and assuming that the notes are held to maturity, the market value of the notes would approximate $152.6 million or $193.3 million, respectively, on December 31, 2005.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment and those criteria, subject to the foregoing, management believes that the company maintained effective internal control over financial reporting as of December 31, 2005.

The company’s registered public accounting firm has issued an attestation report on management’s assessment of the company’s internal control over financial reporting. That report appears on page II-26.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

C. R. Bard, Inc.:

We have audited the accompanying consolidated balance sheets of C. R. Bard, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ investment, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of C. R. Bard, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of C. R. Bard, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, C. R. Bard, Inc. adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” in 2004.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of C. R. Bard, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO),” and our report dated February 23, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey

February 23, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

C. R. Bard, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting that C. R. Bard, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).” C. R. Bard, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of C. R. Bard, Inc.’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statement.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatement. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that C. R. Bard, Inc. maintained effective control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).” Also, in our opinion, C. R. Bard, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of C. R. Bard, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ investment, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated February 23, 2006 expressed an unqualified opinion on those consolidated financial statements.

As discussed in Note 1 to the consolidated financial statements, C. R. Bard, Inc. adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” in 2004.

/s/    KPMG LLP

Short Hills, New Jersey

February 23, 2006

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars and shares in thousands except per share amounts)

	For the Years Ended December 31,
	2005	2004	2003
Net sales	$1,771,300	$1,656,100	$1,433,100

Costs and expenses:
Cost of goods sold	682,700	660,300	609,400
Marketing, selling and administrative expense	534,600	521,000	448,100
Research and development expense	114,600	111,600	87,400
Interest expense	12,200	12,700	12,500
Other (income) expense, net	(22,400)	(63,700)	52,500

Total costs and expenses	1,321,700	1,241,900	1,209,900

Income before tax provision	449,600	414,200	223,200

Income tax provision	112,500	111,400	54,700

Net income	$337,100	$302,800	$168,500

Basic earnings per share	$3.22	$2.90	$1.63

Diluted earnings per share	$3.12	$2.82	$1.60

Weighted average common shares outstanding - basic	104,800	104,400	103,400

Weighted average common shares outstanding - diluted	108,000	107,200	105,200

The accompanying notes to consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT

(dollars in thousands except share and per share amounts)

	Common Stock		Capital In Excess Of Par Value	Retained Earnings	Accumulated Other Comp. Inc/(Loss)	Unearned Compensation	Total
	Shares	Amount

Balance at December 31, 2002	51,602,836	$12,900	$286,300	$640,700	$(54,500)	$(5,000)	$880,400

Net income	—	—	—	168,500	—	—	168,500
Available for sale securities (net of $0.5 taxes)	—	—	—	—	900	—	900
Change in derivative instruments designated as cash flow hedges (net of $0.6 taxes)	—	—	—	—	(1,200)	—	(1,200)
Foreign currency translation adjustment	—	—	—	—	51,700	—	51,700
Minimum pension liability (net of $1.4 taxes)	—	—	—	—	3,200	—	3,200

Total comprehensive income	—	—	—	168,500	54,600	—	223,100
Cash dividends ($0.90 per share )	—	—	—	(46,800)	—	—	(46,800)
Issuance of common stock	1,038,735	200	47,000		—	(14,700)	32,500
Purchases of common stock for treasury	(886,700)	(200)	—	(59,200)	—	—	(59,400)
Tax benefit relating to incentive stock options and employee stock purchase plans	—	—	5,400	—	—	—	5,400
Amortization of deferred compensation	—	—	—	—	—	10,500	10,500

Balance at December 31, 2003	51,754,871	$12,900	$338,700	$703,200	$100	$(9,200)	$1,045,700

Net income	—	—	—	302,800	—	—	302,800
Available for sale securities (net of $2.9 taxes)	—	—	—	—	5,500	—	5,500
Change in derivative instruments designated as cash flow hedges (net of $0.7 taxes)	—	—	—	—	1,000	—	1,000
Foreign currency translation adjustment	—	—	—	—	40,300	—	40,300
Minimum pension liability (net of $0.4 taxes)	—	—	—	—	(700)	—	(700)

Total comprehensive income	—	—	—	302,800	46,100	—	348,900
Cash dividends ($0.47 per share)	—	—	—	(49,200)	—	—	(49,200)
Issuance of common stock	1,908,539	500	87,500	—	—	(15,500)	72,500
Stock split effected in the form of a stock dividend	52,283,900	13,100	—	(13,100)	—	—	—
Purchases of common stock for treasury	(1,275,000)	(300)	—	(85,600)	—	—	(85,900)
Tax benefit relating to incentive stock options and employee stock purchase plans	—	—	22,700	—	—	—	22,700
Amortization of deferred compensation	—	—	—	—	—	5,400	5,400

Balance at December 31, 2004	104,672,310	$26,200	$448,900	$858,100	$46,200	$(19,300)	$1,360,100

Net Income	—	—	—	337,100	—	—	337,100
Available for sale securities (net of $0.1 taxes)	—	—	—	—	100	—	100
Change in derivative instruments designated as cash flow hedges (net of $0.3 taxes)	—	—	—	—	1,200	—	1,200
Foreign currency translation adjustment	—	—	—	—	(43,900)	—	(43,900)
Minimum pension liability (net of $0.6 taxes)	—	—	—	—	(1,000)	—	(1,000)

Total comprehensive income	—	—	—	337,100	(43,600)	—	293,500
Cash dividends ($0.50 per share)	—	—	—	(52,700)	—	—	(52,700)
Dividends declared, unpaid ($0.13 per share)	—	—	—	(13,700)	—	—	(13,700)
Issuance of common stock	1,540,188	400	78,500	—	—	(22,900)	56,000
Purchases of common stock for treasury	(2,200,000)	(600)	—	(142,800)	—	—	(143,400)
Tax benefit relating to incentive stock options and employee stock purchase plans	—	—	27,500	—	—	—	27,500
Amortization of deferred compensation	—	—	—	—	—	8,800	8,800

Balance at December 31, 2005	104,012,498	$26,000	$554,900	$986,000	$2,600	$(33,400)	$1,536,100

The accompanying notes to consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands except par amounts)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$754,200	$540,800
Short-term investments	4,000	4,600
Accounts receivable, less allowances of $22,700 and $22,800, respectively	267,700	290,100
Inventories	169,600	156,700
Short-term deferred tax assets	37,200	37,000
Other current assets	31,400	24,800

Total current assets	1,264,100	1,054,000

Property, plant and equipment, at cost:
Land	14,200	12,200
Buildings and improvements	184,700	146,800
Machinery and equipment	311,900	283,000

	510,800	442,000
Less - accumulated depreciation and amortization	200,800	181,200

Net property, plant and equipment	310,000	260,800
Patents, net of amortization	135,500	140,000
Goodwill	358,800	365,700
Other intangible assets, net of amortization	97,000	94,500
Other assets	100,200	94,100

	$2,265,600	$2,009,100

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$300,600	$100
Accounts payable	52,500	52,200
Accrued compensation and benefits	77,100	92,100
Accrued expenses	111,200	136,000
Federal and foreign income taxes	99,200	109,900

Total current liabilities	640,600	390,300

Long-term debt	800	151,400
Other long-term liabilities	81,200	85,100
Deferred income taxes	6,900	6,500
Commitments and contingencies (Note 7)
Noncontrolling interest	—	15,700
Shareholders’ investment:
Preferred stock, $1 par value, authorized 5,000,000 shares; none issued	—	—
Common stock, $.25 par value, authorized 600,000,000 shares in 2005 and 2004; issued and outstanding 104,012,498 shares in 2005 and 104,672,310 shares in 2004	26,000	26,200
Capital in excess of par value	554,900	448,900
Retained earnings	986,000	858,100
Accumulated other comprehensive income	2,600	46,200
Unearned compensation	(33,400)	(19,300)

Total shareholders’ investment	1,536,100	1,360,100

	$2,265,600	$2,009,100

The accompanying notes to consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2005	2004	2003
	(dollars in thousands)
Cash flows from operating activities
Net income	$337,100	$302,800	$168,500
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	63,800	54,700	44,700
Gain on investments	(9,800)	(6,200)	—
Gain on Bard Endoscopic asset sale	—	(45,500)	—
Gain on facility sale	—	(2,700)	—
In process research and development	—	6,700	1,000
Deferred income taxes	2,400	30,700	(12,300)
Expenses under stock plans	9,300	8,000	10,500
2003 legal verdict	—	(16,000)	58,000
Retroactive tax credits	—	(1,100)	—
2002 restructuring	—	—	(2,500)
Royalty reserve reversal	(7,100)	(800)	—
Impairment charge	8,900	—	—
Tax reversal	(45,600)	—	—
Inventory reserves and provision for doubtful accounts	18,800	10,300	17,400
Other noncash items	(1,400)	(2,000)	1,100
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	3,300	(53,500)	(27,100)
Inventories	(33,500)	(16,500)	(17,000)
Other operating assets	7,400	12,000	14,800
Current liabilities, excluding debt and including tax benefits from employee stock option exercises of $27,500, $22,700 and $5,400 in 2005, 2004 and 2003, respectively	58,900	4,100	23,300
Pension contributions	(19,600)	(14,000)	(21,900)
Other long-term liabilities	8,200	6,200	5,100

Net cash provided by operating activities	$401,100	$277,200	$263,600

Cash flows from investing activities:
Capital expenditures	(97,200)	(74,000)	(72,100)
Proceeds from investments	10,200	6,200	—
Net proceeds from sales of fixed assets	—	4,000	1,500
Proceeds from Bard Endoscopic asset divestiture	—	81,300	—
Payments made for purchases of businesses	(8,300)	(64,000)	(70,500)
Patents and other intangibles	(70,800)	(40,400)	(44,500)

Net cash used in investing activities	$(166,100)	$(86,900)	$(185,600)

Cash flows from financing activities:
Common stock issued for options and benefit plans	44,100	63,600	36,500
Purchase of common stock	(143,400)	(85,900)	(59,400)
Payments of long-term borrowings	(100)	(100)	(800)
Proceeds (repayments) from short-term borrowings, net	149,500	(16,500)	15,400
Dividends paid	(52,700)	(49,200)	(46,800)

Net cash used in financing activities	$(2,600)	$(88,100)	$(55,100)

Effect of exchange rate changes on cash	(17,100)	19,300	20,800
Effect of variable interest entity consolidation	(1,900)	1,900	—
Cash and cash equivalents:
Net increase during the year	213,400	123,400	43,700

Balance at January 1	540,800	417,400	373,700

Balance at December 31	$754,200	$540,800	$417,400

Supplemental disclosures of cash flow information
Cash paid for interest	$11,400	$11,900	$11,800
Cash paid for income taxes	$93,300	$43,800	$58,200

Noncash transactions
Acquisition costs for intellectual property purchase	$—	$16,200	$20,500
Dividends declared and not paid	$13,700	—	—

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

Consolidation - The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The accounts of most foreign subsidiaries are consolidated as of November 30. No events occurred related to these foreign subsidiaries during the month of December 2005, 2004 or 2003 that materially affected the financial position or results of operations of the company. The company has no unconsolidated subsidiaries and no special purpose entities.

Related Parties - The company has a 50% ownership in Medicon, Inc. (“Medicon”), a Japanese joint venture with Kobayashi Pharmaceutical Co., Ltd. The joint venture was formed in 1972 to distribute Bard’s products in Japan. Bard accounts for the joint venture under the equity method of accounting. All transactions with Medicon are denominated in U.S. dollars. There were no leasing transactions or indebtedness between Medicon and Bard. Bard recorded sales to Medicon of $92.1 million, $79.9 million and $69.4 million for the years ended 2005, 2004 and 2003, respectively. Bard adjusts for intercompany profits on Medicon purchases until Medicon sells Bard’s products to a third party. Bard recorded Medicon equity income of $3.6 million, $2.2 million and $2.2 million for the years ended 2005, 2004 and 2003, respectively. Bard received dividends from Medicon of $1.4 million, $2.8 million and $0.8 million for the years ended 2005, 2004 and 2003, respectively. Bard’s investment in Medicon was $16.9 million and $14.6 million at December 31, 2005 and 2004, respectively. Included in accounts receivable are trade receivables due from Medicon for purchases of Bard products of $24.3 million and $21.2 million at December 31, 2005 and 2004, respectively.

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

Based upon a review of the provisions of FIN 46 in 2004, the company identified Genyx Medical, Inc. (“Genyx”), as a variable interest entity for which Bard was the primary beneficiary, thereby requiring consolidation for 2004. On January 10, 2005, Bard acquired the agreed-upon assets of Genyx for $53.5 million. The company deconsolidated Genyx as a variable interest entity and recorded the majority of the purchase price as intangible assets, which are being amortized over 13 years. See Note 2 Acquisitions and Divestitures in these notes to consolidated financial statements.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenue Recognition - Bard markets its products worldwide to hospitals, individual health care professionals, extended care facilities and alternate site facilities. The company sells directly to these end-users as well as to independent distributors. Distributor sales accounted for approximately 33% of the company’s net sales in 2005.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising costs - Costs related to advertising are expensed as incurred. Advertising expense was $4.6 million, $4.0 million and $3.1 million in 2005, 2004 and 2003, respectively, and is included in marketing, selling and administrative expense in the company’s consolidated statements of income.

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

Stock-Based Compensation - The company maintains various stock-based employee and director compensation plans, which are described more fully in Note 9 Stock Ownership Plans of these notes to consolidated financial statements (“Note 9”). The company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Compensation costs that have been charged against income related to certain of the company’s plans are disclosed in Note 9 and would not be materially different under Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“FAS 123”) to stock-based employee compensation. No stock-based employee compensation cost is reflected in net income for employee option grants, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. Additionally, in accordance with APB 25 and related interpretations, the company recognizes no compensation expense for the discount associated with the 1998 Employee Stock Purchase Plan of C. R. Bard, Inc. (“ESPP”). The following table illustrates the effect on net income and earnings per share if the company had applied the fair market value recognition provisions of FAS 123. The pro forma adjustment included option forfeitures as they occurred and the company did not capitalize any amounts of compensation expense into inventory or other assets.

	2005	2004	2003
	(dollars in thousands except per share amounts)
Net income as reported	$337,100	$302,800	$168,500
Pro forma after-tax impact of options at fair value	21,700	18,300	16,500
Pro forma after-tax impact of ESPP discount	1,300	3,800	700

Pro forma net income adjusted	$314,100	$280,700	$151,300

Basic earnings per share as reported	$3.22	$2.90	$1.63

Diluted earnings per share as reported	$3.12	$2.82	$1.60

Pro forma basic earnings per share	$3.00	$2.69	$1.46

Pro forma diluted earnings per share	$2.91	$2.63	$1.44

Beginning in the third quarter of 2005, the fair value of stock option grants was estimated using a binomial-lattice option valuation model. The binomial-lattice model considers characteristics of fair value option pricing that are not available under the Black-Scholes model. Similar to the Black-Scholes model, the binomial-lattice model takes into account variables such as volatility, dividend yield rate and risk free interest rate. However, in addition, the binomial-lattice model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life and the probability of termination or retirement of the option holder in computing the value of the option. For these reasons, the company believes that the binomial-lattice model provides a fair value that is more representative of actual experience and future expected

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

experience. Prior to the third quarter of 2005, the company utilized the Black-Scholes option-pricing model. The following table outlines the assumptions used to estimate the fair market value of the company’s stock option grants.

	2005	2004	2003
Dividend yield	0.7%	0.8%	1.2%
Risk-free interest rate	2.95%-4.00%	3.82%	3.40%
Expected option life in years	6.3	5.6	5.2
Expected volatility	25%	30%	31%

The weighted average per share fair market value of stock options granted for the years ended December 31, 2005, 2004 and 2003 was $19.16, $17.83 and $20.57, respectively. The 2003 option valuation has not been restated for the company’s stock split in May 2004. The pro forma after-tax adjustment for options assumes vesting periods of between two to four years. Beginning in the third quarter of 2005, the company estimated the fair market value of the ESPP based upon the Black-Scholes option-pricing model with a six-month service period. Prior to the third quarter of 2005, the fair market value of the ESPP discount was based upon the difference between the market price at the time of purchase and the participant’s purchase price with expense recognition at the time of purchase. All pro forma adjustments have been tax-affected at 35%. No other pro forma adjustments are required because the company records compensation expense for all other stock awards. See Note 9.

Stock Split - On April 21, 2004, the company announced that its Board of Directors approved a 2-for-1 stock split, which was effected in the form of a 100 percent stock dividend. The dividend was distributed on May 28, 2004 to shareholders of record as of May 17, 2004. The company has restated the weighted average common shares outstanding and weighted average earnings per share amounts in its consolidated statements of income to reflect the stock split. The company has not restated outstanding share and dividend per share amounts for 2003 in its consolidated statements of shareholders’ investment. The company has restated all weighted average common shares outstanding and weighted average earnings per share amounts presented in its notes to consolidated financial statements. See Note 1, Note 3 and Note 13 to these notes to consolidated financial statements.

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

	2005	2004	2003
	(dollars and shares in thousands except per share amounts)
Net income	$337,100	$302,800	$168,500
Weighted average common shares outstanding	104,800	104,400	103,400
Incremental common shares issuable: stock options and awards	3,200	2,800	1,800

Weighted average common shares outstanding assuming dilution	$108,000	$107,200	$105,200

Basic earnings per share	$3.22	$2.90	$1.63

Diluted earnings per share	$3.12	$2.82	$1.60

Common stock equivalents from stock options and stock awards of approximately 1,200,000 shares, 1,500,000 shares and 2,600,000 shares at December 31, 2005, 2004 and 2003, respectively, were not included in the diluted earnings per share calculation because their effect is antidilutive.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts receivable - In addition to trade receivables, accounts receivable includes $7.5 million and $9.7 million of nontrade receivables due within one year at December 31, 2005 and 2004, respectively.

Inventories - Inventories are stated at the lower of cost or market. Cost components include material, labor and manufacturing overhead. For most domestic divisions, cost is determined using the last-in-first-out (“LIFO”) method. Approximately 72% of the company’s inventory costs are determined using LIFO. For all other inventories cost is determined using the first-in-first-out (“FIFO”) method. Due to changing technologies and cost containment, the difference between the valuation under the LIFO method and the FIFO method is not significant. The following is a summary of inventories at December 31:

	2005	2004
	(dollars in thousands)
Finished goods	$101,700	$88,400
Work in process	23,500	25,500
Raw materials	44,400	42,800

Total	$169,600	$156,700

Consigned inventory was $13.1 million and $12.8 million at December 31, 2005 and 2004, respectively.

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

Depreciation expense was approximately $39.0 million in 2005, $32.7 million in 2004 and $29.9 million in 2003.

Software Capitalization - Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line method over an estimated useful life of five to seven years. Capitalized software costs are included in machinery and equipment. In accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the company capitalizes certain costs associated with internal-use software such as the payroll costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internal-use software are expensed during the design phase until the point at which the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires judgment in determining when a project has reached the development stage and the period over which the company expects to benefit from the use of that software. The company capitalized $15.7 million, $24.5 million and $21.0 million of internal-use software for the years ended December 31, 2005, 2004 and 2003, respectively. Depreciation expense for capitalized software was approximately $8.0 million, $3.9 million and $1.2 million in 2005, 2004 and 2003, respectively.

Impairment of Long-Lived Assets - The company reviews long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization for impairment whenever events or changes in

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Goodwill and Acquired Intangible Assets - Goodwill and intangible assets that have indefinite useful lives are not amortized but rather are tested for impairment annually or more frequently if impairment indicators arise. None of the company’s intangible assets have an indefinite life. Intangible assets with determinable lives continue to be amortized on a straight-line basis over their useful lives. Goodwill and intangible assets have been recorded at either incurred or allocated cost. Allocated costs were based on respective fair market values at the date of acquisition.

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

	Balance Beginning of Year	Charges to Costs and Expenses	Deductions	Balance End of Year
	(dollars in thousands)
Year Ended December 31, 2005	$2,100	2,000	(2,400)	$1,700
Year Ended December 31, 2004	$1,900	1,700	(1,500)	$2,100
Year Ended December 31, 2003	$1,900	1,500	(1,500)	$1,900

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes - All income tax amounts reflect the use of the liability method. Under this method, deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

The company has filed tax returns with positions that may be challenged by the tax authorities. These positions relate to, among others, the allocation and/or recognition of income on intercompany transactions, the timing and amount of deductions and the tax treatment of acquisitions and divestitures. Although the outcome of tax audits is uncertain, in management’s opinion, adequate provisions for income taxes have been made for potential liabilities resulting from such matters. The company regularly assesses its tax position for such transactions and includes reserves for those differences in position. The reserves are utilized or reversed once the statute of limitations has expired or the matter is otherwise resolved. The company believes that the ultimate outcome of these matters will not have a material impact on its financial position or liquidity but may be material to the income tax provision and net income in a future period.

The company operates in multiple taxing jurisdictions, both within the United States and outside the United States. The company faces audits from these various tax authorities regarding the amount of taxes due. Such audits can involve complex issues and may require an extended period of time to resolve. The company’s U.S. federal tax filings have been examined by the Internal Revenue Service (“IRS”) for calendar years ending prior to 2000. The company believes all tax differences arising from those audits have been resolved and settled. In the third quarter of 2005, the company’s income tax provision was reduced by $45.6 million predominately due to the favorable conclusion of the IRS’s examination of the 1996-1999 tax years, as well as the resolution of certain other tax items. The company’s U.K. affiliates’ tax filings have been examined by Inland Revenue in the United Kingdom for the tax years ending prior to 1999. The company believes all tax differences arising from those audits have been resolved and settled. As of December 31, 2005, the company’s U.K. affiliates’ tax filings are under examination by Inland Revenue in the United Kingdom for the 1999 through 2003 tax years.

In October 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA created a temporary incentive for the company to repatriate accumulated foreign earnings in the form of an elective 85% dividends received deduction for certain cash dividends from controlled foreign corporations. In the third quarter of 2005, the company approved a plan to repatriate $600 million of undistributed foreign earnings under the provisions of the AJCA. Accordingly, the company recorded a tax provision of approximately $32 million associated with this plan. The repatriation was completed in the fourth quarter of 2005. Consistent with FSP No. FAS 109-2 (described below under “New Accounting Pronouncements”), the company has not provided for income taxes on its residual international unrepatriated earnings.

Concentration Risks - The company is potentially subject to financial instrument concentration of credit risk through its cash investments and trade accounts receivable. To mitigate these risks, the company maintains cash and cash equivalents, investments and certain other financial instruments with various major financial institutions. The company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any one institution. Concentrations of risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. However, a significant amount of trade receivables is with national health care systems in several countries. Although the company does not currently foresee a credit risk associated with these receivables, repayment is dependent upon the financial stability of those countries’ national economies. Sales to distributors, which supply the company’s products to many end users, accounted for approximately 33% of the company’s net sales in 2005, and the five largest distributors, including the company’s Medicon joint venture, combined, accounted for approximately 69% of such sales.

Financial Instruments - The fair market value of cash and cash equivalents, receivables, accounts payable and short-term debt approximate their carrying value due to their short-term maturities. Short-term investments

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that have original maturities of ninety days or less are considered cash equivalents and amounted to $726.2 million and $525.7 million as of December 31, 2005 and 2004, respectively. Short-term investments which are not cash equivalents are stated at cost, which approximates their market value.

Investments in equity securities that have readily determinable fair market values are classified and accounted for as available-for-sale in “Other current assets.” Available-for-sale securities are recorded at fair market value, with the change in fair market value recorded, net of taxes, as a component of accumulated other comprehensive income. The fair market value of available-for-sale securities was approximately $10.4 million and $10.6 million at December 31, 2005 and 2004, respectively. At December 31, 2005, the company owned approximately 1.4 million shares of Endologix, Inc. (approximately 4% ownership).

See Note 5 Short-Term Borrowings and Long-Term Debt in the notes to consolidated financial statements for a discussion of the company’s long-term debt.

Derivative Instruments - Bard’s objective in managing its exposures to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with assets, liabilities and anticipated commitments denominated in foreign currencies. The company does not utilize derivative instruments for trading or speculation purposes. No derivative instruments extend beyond December 2006. The company has formally documented the relationships between hedging instruments and hedged items, as well as its risk management objectives. All derivative instruments are recognized on the balance sheet at fair market value. Hedge accounting is followed for derivatives that have been designated and qualify as fair market value and cash flow hedges. For derivatives that have been designated and qualify as fair market value hedges, the changes in the fair market value of highly effective derivatives, along with changes in the fair market value of the hedged assets that are attributable to the hedged risks, are recorded in current period earnings. For derivatives that have been designated and qualify as cash flow hedges, changes in the fair market value of the effective portion of the derivatives’ gains or losses are reported in other comprehensive income. At December 31, 2005, all derivative instruments utilized were highly effective hedging instruments because they were denominated in the same currency as the hedged item and because the maturities of the derivative instruments matched the timing of the hedged items. It is the company’s policy that when a derivative instrument settles, the associated amounts in accumulated other comprehensive income are reversed to cost of goods sold or other (income) expense, net as appropriate. It is the company’s policy that in the event that (1) an anticipated hedged transaction is determined to be not likely to occur or (2) it is determined that a derivative instrument is no longer effective in offsetting changes in the hedged item, the company would reverse the associated amounts in accumulated other comprehensive income to other (income) expense, net. See Note 6 Derivative Instruments in the notes to consolidated financial statements for a discussion of the company’s derivative instruments.

New Accounting Pronouncements - In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“FAS 151”). FAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of FAS 151 are effective for the fiscal year beginning January 1, 2006. The company is currently evaluating the provisions of FAS 151 and does not expect that the adoption will have a material impact on the company’s financial position, liquidity or results of operations.

In December 2004, the FASB issued Statement 123 (revised 2004), “Share-Based Payment” (“FAS 123R”). FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as an operating expense in the income statement. The cost is recognized over the requisite service period based on fair values measured on grant dates. On March 29, 2005, the Securities and Exchange Commission (“SEC”) issued SAB 107, “Share-Based Payment,” which clarified the SEC’s expectations with regard to the assumptions

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

underlying the fair value estimates of options. On April 14, 2005, the SEC amended the compliance dates for FAS 123R. Under the SEC’s new rule, FAS 123R is effective for Bard beginning January 1, 2006. The company estimates incremental expense in 2006 related to the adoption of FAS 123R of approximately $19 million after-tax. See “Stock-Based Compensation” above.

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

In December 2004, the FASB also issued FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The AJCA created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. In the third quarter of 2005, the company approved a plan to repatriate $600 million of undistributed foreign earnings under the provisions of the AJCA. Accordingly, the company recorded a tax provision of approximately $32 million associated with this plan. The repatriation was completed in the fourth quarter of 2005. Consistent with FSP No. FAS 109-2, the company has not provided income taxes on its residual international unrepatriated earnings.

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

2. Acquisitions and Divestitures

The company spent approximately $79.1 million in 2005, $104.4 million in 2004 and $115.0 million in 2003 for the acquisition of businesses, patents, trademarks, purchase rights and other related items to augment its existing product lines. Unaudited pro forma financial information for the transactions described above has not been presented because the effects of these acquisitions were not material on either an individual or aggregate basis. Results of operations of these transactions are included in the company’s consolidated results from the respective dates of acquisition. Several of the company’s recent acquisitions and investments involve milestone payments associated with the achievement of certain targets associated with either research and development, regulatory approval or the transfer of manufacturing capabilities. A summary of contingent milestone payments associated with these acquisitions is included below.

	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
	(dollars in millions)
Acquisition and investment milestones	$16.1	$6.2	$9.9	—	—

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Bridger Biomed, Inc. - On June 30, 2004, the company acquired all of the outstanding stock of Bridger Biomed, Inc., a supplier of components for the company’s soft tissue repair franchise. The acquisition agreement called for a cash payment of $8.1 million, the assumption of certain liabilities and two anniversary payments of $8.1 million payable on the eighteenth and thirty-sixth month anniversaries of the transaction. The company recorded the anniversary payments in accrued expenses and other long-term liabilities. The first anniversary payment was made in 2005, and the second anniversary payment is recorded in other long-term liabilities at December 31, 2005. The company has recorded approximately $21.2 million in patents which will be amortized over their useful lives of approximately 15 years. In addition, the company recorded approximately $9.1 million in non-tax deductible goodwill and approximately $0.7 million in IPR&D and miscellaneous assets and liabilities, primarily consisting of a deferred tax liability. The company has recorded the IPR&D charge in research and development expense in its consolidated statements of income. The value assigned to IPR&D was determined by identifying a specific IPR&D project that would be continued and for which (a) technological feasibility had not been established at the acquisition date, (b) there was no alternative future use and (c) the fair market value was estimable with reasonable reliability. The company considered a variety of factors, including appraisals, comparable transactions, relief from royalty analysis and other discounted cash-flow approaches in determining purchase price allocations.

Brachytherapy Acquisitions - In June 2003, the company acquired the assets of Source Tech Medical, LLC (“Source Tech”), a manufacturer and distributor of radioactive iodine seeds, for approximately $35 million in cash and assumed liabilities. The acquisition expanded and integrated the company’s presence in the brachytherapy market. The company allocated approximately $7 million to tangible assets (primarily equipment and inventory), $17 million to technology-related intangible assets, $10 million to tax-deductible goodwill and $1 million to IPR&D. Intangible assets are being amortized over a 10-15 year period. The company recorded an IPR&D charge in research and development expense in its consolidated statements of operations. The value assigned to IPR&D was determined by identifying an acquired specific IPR&D project related to a brachytherapy seed delivery system that would be continued and for which (a) technological feasibility had not been established at the acquisition date, (b) there was no alternative future use and (c) the fair market value was estimable with reasonable reliability. The company considered a variety of factors, including appraisals, in making purchase price allocations. The company’s and third-party’s appraisals were based on comparable transactions, relief from royalty analyses and other discounted cash-flow approaches. The company took into consideration its pre-existing distribution agreement with Source Tech when determining the purchase price allocation and residual goodwill.

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

Biomedical Instruments and Products GmbH - In the third quarter of 2003, the company acquired intellectual property assets related to a vacuum-assisted biopsy device. The company recorded approximately $53.0 million in patents which are being amortized over their useful lives, approximately 17 years on average. The company considered a variety of factors, including appraisals, in making purchase price allocations. The company’s and third-party’s appraisals were based on comparable transactions, relief from royalty analyses and other discounted cash-flow approaches. The company paid $32.5 million for these assets at closing. The acquisition agreement called for an anniversary payment of $10.0 million which was paid in 2004 and a separate anniversary payment of $10.5 million, which was paid in 2005.

Genyx Medical, Inc. - On December 31, 2002, the company acquired the right, but not the obligation, to purchase substantially all of the assets of Genyx, a privately held medical device company. Genyx developed and manufactured Uryx®, a proprietary injectable bulking agent for the treatment of stress urinary incontinence. Based upon the provisions of FIN 46, the company identified Genyx as a variable interest entity for which the company was the primary beneficiary. Through December 31, 2004, the company paid $6.5 million to Genyx. For the full year ended December 31, 2004, the company recorded approximately $1.5 million in research and development expense and a credit of approximately $1.5 million in “other (income) expense, net” for noncontrolling interest related to Genyx. The company recorded the following adjustments to its consolidated balance sheet at December 31, 2004 in connection with Genyx:

December 31, 2004
(dollars in millions)
Assets
Cash	$1.9
Intangibles (Core Technologies)	25.0
Other Assets	.5

Total Assets	$27.4

Liabilities
Accrued Expenses	$1.3
Long-term liabilities	10.4
Noncontrolling interest	15.7

Total liabilities and noncontrolling interest	$27.4

On January 10, 2005, Bard acquired the agreed-upon assets of Genyx for $53.5 million and is selling the product under the trade name Tegress™. The company deconsolidated Genyx as a variable interest entity and recorded the majority of the purchase price as intangible assets, which are being amortized over 13 years.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A summary of the book value of the disposed assets is as follows:

(dollars in millions)
Inventories, net of reserves	$11.6
Machinery and equipment, net of depreciation	$ 3.7
Intangible assets, net of amortization	$ 3.9
Assumed liabilities	$ 2.6

In addition to the asset sale agreement, the company entered into a short-term lease agreement for its Billerica facility and supply, transitional manufacturing and noncompete agreements. The company recorded deferred gains of approximately $4.6 million related to certain of these agreements. As a result of the sale, the company recorded a pretax gain of $45.5 million in “other (income) expense, net” in 2004. In 2005, the company recognized approximately $2.5 million of the deferred gains described above.

3. Income Tax Expense

The provision for income taxes is based on income before income taxes reported for financial statement purposes. The components of earnings before income taxes were:

	2005	2004	2003
	(dollars in millions)
United States	$248.9	$193.1	$57.9
Foreign	200.7	221.1	165.3

Income before taxes	$449.6	$414.2	$223.2

The following is the composition of income tax provision:

	2005	2004	2003
	(dollars in millions)
Taxes currently payable
U.S. Federal	$77.1	$40.7	$35.4
Foreign	26.0	30.6	28.5
State	7.0	9.4	3.1

Total currently payable	$110.1	$80.7	$67.0

Deferred tax expense (benefit)
U.S. Federal	(4.6)	24.8	(16.4)
Foreign	7.0	5.9	4.1
State	—	—	—

Total deferred tax expense (benefit)	2.4	30.7	(12.3)

Total income tax provision	$112.5	$111.4	$54.7

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

	2005	2004
	(dollars in millions)
Deferred tax assets
Employee benefits	$23.3	$18.3
Inventory related	18.1	18.0
Receivables / rebates	12.2	11.4
Acquisition related	9.0	9.2
Accrued expenses / other	24.0	16.7

Total deferred tax assets	86.6	73.6

Deferred tax liabilities
Accelerated depreciation / amortization	41.7	30.6
Acquisition related	10.5	9.3
Investment related	3.5	3.4
Other	0.6	(0.2)

Total deferred tax liabilities	56.3	43.1

Deferred tax assets, net	$30.3	$30.5

Although realization is not assured, the company believes it is more likely than not that all of its deferred tax assets will be realized.

The following is a reconciliation between the effective income tax rate and the United States federal statutory rate:

	2005	2004	2003
U.S. federal statutory rate	35%	35%	35%
State income taxes, net of federal benefit	1%	1%	1%
Operations taxed at less than U.S. rate	(8)%	(10)%	(11)%
Tax impact of repatriation of foreign earnings pursuant to the AJCA	7%	—	—
Resolution of prior period tax items	(10)%	—	—
Other, net	—	1%	—

Effective tax rate	25%	27%	25%

Cash payments for income taxes were $93.3 million, $43.8 million and $58.2 million in 2005, 2004 and 2003, respectively. The company has not provided for federal income taxes on the undistributed earnings of its foreign operations as it is the company’s intention (subject to below) to permanently reinvest undistributed earnings (approximately $622.7 million as of December 31, 2005).

In October 2004, the AJCA was signed into law. The AJCA created a temporary incentive for the company to repatriate accumulated foreign earnings in the form of an elective 85% dividends received deduction for certain cash dividends from controlled foreign corporations. In the third quarter of 2005, the company approved a plan to repatriate $600 million of undistributed foreign earnings under the provisions of the AJCA. Accordingly, the company recorded a tax provision of approximately $32 million associated with this plan. The repatriation

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

was completed in the fourth quarter of 2005. Consistent with FSP No. FAS 109-2 (described above under Note 1 Significant Accounting Policies—New Accounting Pronouncements), the company has not provided for income taxes on its residual international unrepatriated earnings.

The company’s foreign tax incentives consist of incentive tax grants in Puerto Rico and Malaysia. The Puerto Rico grant was originally effective November 1998. The company applied for a revised grant to be effective as of July 1, 2001 which also provided for a partial exemption from income, property and municipal taxes for a 15-year period effective from the date of revision. In 2002, the company received approval of this revised grant establishing a new lower tax rate for its Puerto Rican manufacturing operations.

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

The approximate dollar and per share effects (2003 data adjusted for the May 2004 2-for-1 stock split) of the Puerto Rican and Malaysian grants are as follows:

	2005	2004	2003
	(dollars in millions except per share amounts)
Tax benefit	$42.6	$41.4	$33.7
Per share benefit	$0.39	$0.39	$0.32

The company has filed tax returns with positions that may be challenged by the tax authorities. These positions relate to, among others, the allocation and/or recognition of income on intercompany transactions, the timing and amount of deductions and the tax treatment of acquisitions and divestitures. Although the outcome of tax audits is uncertain, in management’s opinion, adequate provisions for income taxes have been made for potential liabilities resulting from such matters. The company regularly assesses its tax position for such transactions and includes reserves for those differences in position. The reserves are utilized or reversed once the statute of limitations has expired or the matter is otherwise resolved. The company believes that the ultimate outcome of these matters will not have a material impact on its financial position or liquidity but may be material to the income tax provision and net income in a future period.

The company operates in multiple taxing jurisdictions, both within the United States and outside the United States. The company faces audits from these various tax authorities regarding the amount of taxes due. Such audits can involve complex issues and may require an extended period of time to resolve. The company’s U.S. federal tax filings have been examined by the IRS for calendar years ending prior to 2000. The company believes all tax differences arising from those audits have been resolved and settled. In the third quarter of 2005, the company’s income tax provision was reduced by $45.6 million predominately due to the favorable conclusion of the IRS’s examination of the 1996-1999 tax years, as well as the resolution of certain other tax items. The company’s U.K. affiliates’ tax filings have been examined by Inland Revenue in the United Kingdom for the tax years ending prior to 1999. The company believes all tax differences arising from those audits have been resolved and settled. As of December 31, 2005, the company’s U.K. affiliates’ tax filings are under examination by Inland Revenue in the United Kingdom for the 1999 through 2003 tax years.

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

	December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Translation	Net Carrying Value	Wt. Avg. Useful Life
	(dollars in millions)
Patents	$170.5	$(35.0)	$—	$135.5	14
Distribution agreements	18.6	(9.3)	—	9.3	24
Licenses	69.3	(8.3)	—	61.0	13
Core technologies	23.1	(4.9)	0.1	18.3	13
Other intangibles	21.6	(13.1)	(0.1)	8.4	8

Total other intangibles	$303.1	$(70.6)	$—	$232.5

	December 31, 2004
	Gross Carrying Value	Accumulated Amortization	Translation	Net Carrying Value	Wt. Avg. Useful Life
	(dollars in millions)
Patents	$186.0	$(45.1)	$(0.9)	$140.0	16
Distribution agreements	20.6	(10.5)	(0.1)	10.0	17
Licenses	41.6	(12.3)	(2.5)	26.8	12
Core technologies	48.1	(2.8)	0.7	46.0	13
Other intangibles	29.1	(17.2)	(0.2)	11.7	8

Total other intangibles	$325.4	$(87.9)	$(3.0)	$234.5

	Beginning Balance	Additions	Translation	Ending Balance
	(dollars in millions)
Goodwill, as of December 31, 2005	$365.7	$0.2	$(7.1)	$358.8
Goodwill, as of December 31, 2004	$354.0	$12.0	$(0.3)	$365.7

Actual and forecasted amortization expense for the years 2005 through 2010 are as follows based on the company’s intangible assets as of December 31, 2005:

	2005	2006	2007	2008	2009	2010
	(dollars in millions)
Annual amortization expense	$24.8	$22.3	$21.3	$21.1	$21.0	$18.8

See Note 11 Other (Income) Expense, Net for discussion of other intangible asset impairments.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Short-Term Borrowings and Long-Term Debt

The components of Short-Term Borrowings and Long-Term Debt consisted of:

	2005	2004
	(dollars in thousands)
Short-Term Borrowings
Loans payable	$150,000	$—
Current portion of long-term debt	600	100
6.70% notes due 2026; redeemable in 2006	150,000	—

Total	$300,600	$100

Long-Term Debt
6.70% notes due 2026	$—	$150,000
Other	800	1,400

Total	$800	$151,400

Total Debt	$301,400	$151,500

At December 31, 2005, short-term borrowings consisted of $150 million of loans payable under a bank facility outside the United States. There were no outstanding commercial paper borrowings at December 31, 2005 and 2004, respectively. In 2005, the average outstanding balance of short-term borrowings was $5.8 million with an effective interest rate of 4.51%. The average outstanding balance of short-term borrowings in 2004 was $34.0 million with an effective interest rate of 1.39%.

The company has in place a domestic syndicated bank credit facility totaling $400 million that supports the commercial paper program and can be used for other general corporate purposes. The credit facility expires in May 2009 and includes pricing based on the company’s long-term credit rating. In addition, on October 21, 2005, a wholly owned foreign subsidiary of the company entered into a $250 million syndicated bank credit facility to be used for general corporate needs including in support of its decision in 2005 to repatriate undistributed foreign earnings under the AJCA. Loans under the facility bear interest at the company’s option at a fixed spread to LIBOR or the higher of prime rate and 0.50% over the federal funds rate. The facility expires in October 2008. At December 31, 2005, there were $150.0 million of outstanding borrowings under the facility.

At December 31, 2005, the company had $150 million of unsecured notes outstanding. The notes mature in 2026 and pay a semi-annual coupon of 6.70%. The coupon interest closely approximates the effective annual cost of the notes. The 6.70% notes due 2026 may be redeemed at the option of the note holder on December 1, 2006 at a redemption price equal to the principal amount. In accordance with FAS No. 78, Classification of Obligations that are Callable by the Creditor, the company has classified these notes as current. If the note holders do not exercise their option on December 1, 2006, the option will expire and the notes will revert to a long-term classification. Assuming the notes are held to maturity, the market value of the notes approximates $171.3 million at December 31, 2005.

Cash payments for interest equal $11.4 million, $11.9 million and $11.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005, the aggregate maturities of long-term debt (assuming the earliest put date) were as follows: 2006 - $150.6 million; 2007 - $0.0 million; 2008 - $0.8 million; 2009 and thereafter - $0.0 million.

Certain of the company’s debt agreements contain customary representations, warranties and default provisions as well as restrictions that, among other things, require the maintenance of minimum net worth and

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operating cash flow levels and limit the amount of debt that the company may have outstanding. As of December 31, 2005, the company was in compliance with all such financial covenants.

6. Derivative Instruments

The table below shows the notional amounts and fair market value of the company’s currency-related forward contracts and purchased options as of December 31, 2005 and 2004, respectively.

	December 31, 2005		December 31, 2004
	Notional Value	Fair Value	Notional Value	Fair Value
	(dollars in thousands)
Forward currency agreements	$23,500	$500	$27,600	$1,400
Option contracts	$39,600	$2,100	$39,600	$200

A roll forward of the notional value of the company’s currency-related forward contracts and options for the twelve months ended December 31, 2005 is as follows:

	Forward currency agreements	Option contracts
	(dollars in thousands)
December 31, 2004 notional amount	$27,600	$39,600
New agreements	25,800	39,600
Expired/cancelled agreements	(29,900)	(39,600)

December 31, 2005 notional amount	$23,500	$39,600

The fair market value of financial instruments was estimated by discounting expected cash flows using quoted foreign exchange rates as of December 31, 2005 and December 31, 2004. Judgment was employed in developing estimates of fair market value; accordingly, the estimates presented herein are not necessarily indicative of the amounts that the company could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have an effect on the estimated fair market value amounts. At December 31, 2005, the net fair market value of option-based products and the incremental mark-to-market of forward currency agreements are recorded in either other current assets or accrued expenses in the consolidated balance sheet. During 2005, the company reclassified amounts netting to zero from accumulated other comprehensive income to other (income) expense, net or cost of goods sold in the consolidated statement of income as hedged intercompany balances were settled and as anticipated currency needs arose. This reclassification was net of approximately $0.2 million of associated tax effects.

7. Commitments and Contingencies

In the ordinary course of business, the company is subject to various legal proceedings and claims, including product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes. In addition, the company operates in an industry susceptible to significant patent legal claims. At any given time in the ordinary course of business, the company is involved as either a plaintiff or defendant in a number of patent infringement actions. If infringement of a third party’s patent were to be determined against the company, the company might be required to make significant royalty or other payments or might be subject to an injunction or other limitation on its ability to manufacture or distribute one or more products. If a patent owned by or licensed to the company were to be determined to be invalid or unenforceable, the company might be required to reduce the value of the patent on the company’s balance sheet and to record a corresponding charge, which could be significant in amount.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The company believes that the proceedings and claims described above will likely be resolved over an extended period of time. While it is not feasible to predict the outcome of these proceedings, based upon the company’s experience, current information and applicable law, the company does not expect these proceedings to have a material adverse effect on its financial position or liquidity. However, one or more of the proceedings could be material to the company’s business and results of operations for a future period.

On March 16, 2004, Rochester Medical Corporation, Inc. filed a complaint against the company, another manufacturer and two group purchasing organizations under the caption Rochester Medical Corporation, Inc. v. C. R. Bard, Inc., et al. (Civil Action No. 304 CV 060, United States District Court, Eastern District of Texas). The plaintiff alleges that the company and the other defendants conspired to exclude it from the market and to maintain the company’s market share by engaging in conduct in violation of state and federal antitrust laws. The plaintiff also has asserted claims for business disparagement, common law conspiracy and tortious interference with business relationships. The plaintiff seeks injunctive relief and money damages in an unspecified amount. The company intends to defend this matter vigorously. The parties are in the discovery stage. Because the litigation is in a preliminary stage, the company cannot assess the likelihood of an adverse outcome or determine an estimate, or a range of estimates, of potential damages. The company cannot give any assurances that this matter will not have a material adverse impact on the company’s results of operations in a future period or the company’s financial position or liquidity.

The company is a defendant in an action entitled Sakharam D. Mahurkar v. C. R. Bard, Inc., Bard Access Systems, Inc. and Bard Healthcare, Inc. (Civil Action No. 01 C 8452, United States District Court, Northern District of Illinois). The action commenced in November 2001. The plaintiff alleges that the company is infringing one or more of the claims of several of the plaintiff’s U.S. patents for dialysis catheters. The action seeks a permanent injunction, monetary damages for the period of alleged infringement, treble damages and attorneys’ fees. On December 9, 2004, the court stayed the trial date pending the outcome of the reexamination of one of the patents at issue. The company does not expect the matter to have a material adverse effect on its financial position or liquidity; however, the matter could be material to the company’s business and results of operations for a future period.

The company is committed under noncancelable operating leases involving certain facilities and equipment. The minimum annual rentals under the terms of these leases are as follows: 2006 - $15.8 million; 2007 - $12.5 million; 2008 - $5.5 million; 2009 - $3.3 million; 2010 - $1.5 million and thereafter - $0.9 million. Total rental expense for operating leases and month-to-month leases approximated $20.2 million in 2005, $20.2 million in 2004 and $21.6 million in 2003.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Stock Rights

In October 1995, the company’s Board of Directors declared a dividend distribution of one Common Share Purchase Right (the “Rights”) for each outstanding share of Bard common stock. These Rights expired in October 2005.

9. Stock Ownership Plans

The company may grant a variety of stock-based awards under the 2003 Long Term Incentive Plan of C. R. Bard, Inc. (the “2003 Plan”) and the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc., (the “Directors’ Plan”) to certain directors, officers and employees. The total number of remaining shares that may be issued under these plans at December 31, 2005 is 3,054,587. Awards under the 2003 Plan may be in the form of stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, unrestricted stock and other stock-based awards. Awards under the Directors’ Plan may be in the form of formula-based stock awards, non-formula-based stock awards, formula-based stock options, stock appreciation rights, restricted stock and non-formula-based stock options. Total compensation cost for stock-based compensation awards was $9.3 million, $8.0 million and $10.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. For awards with fixed compensation expense and pro rata vesting, the company records unearned compensation in shareholders’ investment and recognizes expense on a straight-line basis over the vesting period. The company has two employee share purchase programs.

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

The following tables summarize information regarding total stock option activity and amounts.

	2005		2004		2003
Options	Number of Shares	Wt. Avg. Ex. Price	Number of Shares	Wt. Avg. Ex. Price	Number of Shares	Wt. Avg. Ex. Price
Outstanding - January 1,	9,118,040	$32.99	9,970,306	$27.30	7,961,810	$23.13
Granted	1,283,440	$66.77	1,586,120	$54.54	3,769,912	$34.07
Exercised	(1,460,539)	$27.36	(2,342,258)	$23.25	(1,445,812)	$22.02
Canceled	(108,545)	$46.57	(96,128)	$35.52	(315,604)	$27.08

Outstanding - December 31,	8,832,396	$38.67	9,118,040	$32.99	9,970,306	$27.30

Exercisable	6,049,662	$31.63	4,619,138	$26.71	4,500,338	$22.54

Range of Exercise Prices	Outstanding at 12/31/05	Weighted Average Remaining Life	Weighted Average Exercise Price	Exercisable at 12/31/05	Weighted Average Exercise Price
$10.00 to 19.99	95,181	1.3	$18.08	95,181	$18.08
$20.00 to 29.99	2,955,608	5.2	$24.19	2,839,608	$24.03
$30.00 to 39.99	3,047,945	7.4	$34.01	2,447,945	$34.66
$40.00 to 49.99	68,000	7.6	$44.79	11,250	$43.87
$50.00 to 59.99	1,388,297	8.5	$54.97	655,478	$54.97
$60.00 to 69.99	1,277,365	9.5	$66.77	200	$66.80

$10.00 to 69.99	8,832,396	7.1	$38.67	6,049,662	$31.63

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock, Restricted Stock Units and Other Stock-Based Awards - The company may grant restricted stock, restricted stock units or stock awards to certain employees and directors. Restricted stock is issued to the participants on the date of grant, entitling the participants to dividends and the right to vote their respective shares. Restrictions limit the sale or transfer of shares during the vesting period. During 2005, 2004 and 2003, the company granted approximately 150,000, 109,000 and 4,000 shares, respectively, of restricted stock to eligible employees. In 2005, the restricted stock grants issued to certain of the company’s executive officers will only begin their vesting period upon the achievement of certain performance criteria. All other 2005 restricted stock grants will vest over seven years unless they are accelerated by the achievement of certain performance criteria. The fair market value of these restricted shares at the date of grant is amortized to expense ratably over the restriction period. The company recorded compensation expense related to restricted stock of $3.3 million, $2.1 million and $4.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. The unamortized portion was $13.8 million, $6.7 million and $1.6 million at December 31, 2005, 2004 and 2003, respectively.

The company may grant restricted stock units to certain executive officers and employees. Certain restricted stock units have performance features. Subsequent to meeting applicable performance criteria, restricted stock units vest over four to seven years. No voting or dividend rights are associated with these grants until the underlying shares are issued upon vesting. Dividend equivalents are paid on certain restricted stock units until the underlying shares are issued. Total compensation expense related to these awards was $2.2 million, $1.7 million and $2.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The company may award stock to directors. Shares have been granted at no cost to the recipients and are generally distributed to a director in his or her year of election, although such awards may be granted with other terms. The company granted 6,000 and 3,200 shares during the years ended December 31, 2005 and 2004, respectively. The fair market value of these awards is charged to compensation expense over the directors’ terms. The company recorded compensation expense related to these awards of $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. Restrictions limit the sale or transfer of stock awards until the awarded stock vests and until a further period lapses. Dividends are paid on these shares and recipients have the right to vote their respective shares when the shares are distributed.

Stock Purchase Plans - The company maintains a management stock purchase program under the 2003 Plan (together with a predecessor stock purchase plan, the “MSPP”). Under the MSPP, employees at a specified level and above may purchase, with their eligible annual bonus, the company’s common stock or corresponding units at a 30% discount from the lower of the price of the common stock on July 1 of the previous year or on the date of purchase. Employees are required to utilize at least 25% of their eligible annual bonuses to purchase company stock or units under the MSPP to the extent they have not satisfied certain stock ownership guidelines. MSPP shares or units are restricted from sale or transfer for a vesting period of four years from the purchase date or until retirement. Only shares or units related to the 30% discount are forfeited if the employee’s employment terminates during the vesting period. Dividends or dividend-equivalents are paid on MSPP shares or units, and the participant has the right to vote all MSPP shares. Plan participants purchased 274,664 units at $40.03 in 2005, 283,266 shares at $24.76 in 2004 and 367,644 shares at $19.62 in 2003. The company recognized $3.6 million, $4.0 million and $2.8 million compensation expense for the years ended December 31, 2005, 2004 and 2003, respectively, related to the amortization of MSPP discounts.

Under the company’s ESPP, domestic employees and certain foreign employees can purchase Bard stock at a 15% discount to the lesser of the market price at the beginning or ending date of the six-month periods ending June 30 and December 31. Employees may elect to make after-tax payroll deductions of 1% to 10% of compensation as defined by the plan up to a maximum of $20,000 per year. The ESPP is intended to meet the requirements of Section 423 of the Internal Revenue Code of 1986, as amended, and, based upon the guidance in APB 25 and related interpretations, is considered a noncompensatory plan.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accordingly, the company records no compensation expense for the ESPP. Employee payroll deductions are for six-month periods beginning each January 1 and July 1. Shares of the company’s common stock are purchased on June 30 or December 31 or the following business day, unless either the purchase of such shares was delayed at the election of the participant or the participant’s employment was terminated. Purchased shares are restricted for sale or transfer for a six-month period. All participant funds received prior to the ESPP purchase dates are held as company liabilities without interest or other increment. No dividends are paid on employee contributions until shares are purchased. Plan participants purchased 74,146 shares at an average purchase price of $54.85 in 2005, 196,000 shares at an average purchase price of $45.43 in 2004 and 160,000 shares at an average purchase price of $27.11 in 2003.

10. Pension and Other Postretirement Benefit Plans

Defined Benefit Pension Plans

The company has tax-qualified plans as well as nonqualified, noncontributory defined benefit pension plans (“nonqualified plans”) that together cover substantially all domestic and certain foreign employees. These plans provide benefits based upon a participant’s compensation and years of service. The nonqualified plans are made up of the following arrangements: a nonqualified supplemental deferred compensation arrangement and a nonqualified excess pension deferred compensation arrangement. The nonqualified supplemental deferred compensation arrangement provides supplemental income to key executives of the company. The benefit is determined by the accumulation of an account balance that results from a percentage of pay credit and interest. No deferrals of pay are required from participants. The balance is paid to a participant after retirement over a 15-year period. The nonqualified excess pension deferred compensation arrangement provides benefits to key employees that cannot be provided by the qualified plan due to IRS limitations. The company uses a September 30 measurement date for all of its defined benefit pension plans.

The accumulated benefit obligation (“ABO”) for all defined benefit pension plans is as follows:

2005			2004
Tax Qualified Plans	Nonqualified Plans	Total	Tax Qualified Plans	Nonqualified Plans	Total
(dollars in millions)
$192.5	$33.5	$226.0	$168.1	$30.3	$198.4

The change in projected benefit obligation (“PBO”) during the measurement period is as follows:

	2005			2004
	Tax Qualified Plans	Nonqualified Plans	Total	Tax Qualified Plans	Nonqualified Plans	Total
	(dollars in millions)
PBO, previous year	$194.0	$33.1	$227.1	$176.2	$28.9	$205.1

Service cost	12.5	1.9	14.4	11.4	1.5	12.9
Interest cost	10.7	1.8	12.5	10.2	1.8	12.0
Actuarial (Gain) Loss	21.8	1.9	23.7	6.5	3.2	9.7
Benefits Paid	(12.5)	(2.1)	(14.6)	(12.3)	(2.3)	(14.6)
Currency / Other	(2.0)	(0.1)	(2.1)	2.0	—	2.0

PBO, September 30	$224.5	$36.5	$261.0	$194.0	$33.1	$227.1

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The change in plan assets during the measurement period is as follows:

	2005			2004
	Tax Qualified Plans	Nonqualified Plans	Total	Tax Qualified Plans	Nonqualified Plans	Total
	(dollars in millions)
Fair value, previous year	$172.8	—	$172.8	$156.6	—	$156.6

Actual return on plan assets	20.2	—	20.2	14.3	—	14.3
Company contributions	17.5	$2.1	19.6	11.7	$2.3	14.0
Benefits paid	(12.5)	$(2.1)	(14.6)	(12.3)	$(2.3)	(14.6)
Currency / Other	(1.1)	—	(1.1)	2.5	—	2.5

Fair value, September 30	$196.9	—	$196.9	$172.8	—	$172.8

	2005			2004
	Tax Qualified Plans	Nonqualified Plans	Total	Tax Qualified Plans	Nonqualified Plans	Total
	(dollars in millions)
Funded status of plan	$(27.6)	$(36.5)	$(64.1)	$(21.2)	$(33.1)	$(54.3)

Unrecognized net loss	81.3	5.7	87.0	69.4	3.9	73.3
Unrecognized prior service cost	0.2	0.3	0.5	0.5	0.3	0.8
Unrecognized net transition asset	(0.1)	—	(0.1)	(0.2)	—	(0.2)
Contribution after measurement date	—	0.5	0.5	—	0.5	0.5

Net amount recognized	$53.8	$(30.0)	$23.8	$48.5	$(28.4)	$20.1

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recognized in the Consolidated Balance Sheets consist of:

	2005			2004
	Tax Qualified Plans	Nonqualified Plans	Total	Tax Qualified Plans	Nonqualified Plans	Total
	(dollars in millions)
Prepaid pension asset	$53.8	—	$53.8	$48.5	—	$48.5

Accrued benefit liability	—	$(33.5)	(33.5)	—	$(30.3)	(30.3)
Intangible asset	—	0.3	0.3	—	0.3	0.3
Accumulated other comprehensive income	—	2.7	2.7	—	1.1	1.1
Contribution after measurement date	—	0.5	0.5	—	0.5	0.5

Net amount recognized	$53.8	$(30.0)	$23.8	$48.5	$(28.4)	$20.1

The weighted average assumptions used to determine the company’s benefit obligations are as follows:

	2005			2004
	Tax Qualified Plans	Nonqualified Plans	Total	Tax Qualified Plans	Nonqualified Plans	Total
Discount rate	5.40%	5.50%	5.41%	5.71%	5.75%	5.72%
Rate of compensation increase	4.18%	4.25%	4.19%	4.38%	4.50%	4.40%

The components and weighted average assumptions of net periodic benefit expense are as follows:

	2005				2005
	Tax Qualified Plans	Nonqualified Plans	Total		Tax Qualified Plans	Nonqualified Plans	Total
	(dollars in millions)
Service cost net of employee contributions	$12.0	$1.9	$13.9	Discount rate	5.71%	5.75%	5.72%
Interest cost	10.7	1.9	12.6	Compensation increase	4.38%	4.50%	4.40%
Expected return on plan assets	(14.8)	—	(14.8)	Expected return on plan assets	8.38%	—	8.38%
Amortization/Settlement/Curtailment	4.0	0.1	4.1

Net periodic pension cost	$11.9	$3.9	$15.8

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2004				2004
	Tax Qualified Plans	Nonqualified Plans	Total		Tax Qualified Plans	Nonqualified Plans	Total
	(dollars in millions)
Service cost net of employee contributions	$10.9	$1.5	$12.4	Discount rate	5.93%	6.00%	5.94%
Interest cost	10.2	1.8	12.0	Compensation increase	4.36%	4.50%	4.38%
Expected return on plan assets	(14.1)	—	(14.1)	Expected return on plan assets	8.40%	—	8.40%
Amortization/Settle-ment/Curtailment	3.3	—	3.3

Net periodic pension expense	$10.3	$3.3	$13.6

	2003				2003
	Tax Qualified Plans	Nonqualified Plans	Total		Tax Qualified Plans	Nonqualified Plans	Total
	(dollars in millions)
Service cost net of employee contributions	$9.8	$1.5	$11.3	Discount rate	6.40%	6.50%	6.42%
Interest cost	9.3	2.1	11.4	Compensation increase	4.37%	4.50%	4.39%
Expected return on plan assets	(13.0)	—	(13.0)	Expected return on plan assets	8.50%	—	8.50%
Amortization/Settle-ment/Curtailment	1.8	0.4	2.2

Net periodic pension cost	$7.9	$4.0	$11.9

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plan Assets and Investment Targets - Plan assets for the tax qualified plans consist of a diversified portfolio of equity securities, fixed income securities and cash equivalents. Plan assets did not include any company securities at September 30, 2005 and 2004, respectively. The breakdown of tax qualified plan assets was as follows:

	9/30/05	9/30/04
	(dollars in millions)
U.S. tax qualified plan	$163.8	$144.7
Non-U.S. plans	33.1	28.1

Total	$196.9	$172.8

The weighted average actual and target asset allocations for the tax-qualified plans are as follows:

	Actual Allocation		Target Allocation
	9/30/05	9/30/04	9/30/05	9/30/04
Asset Categories
Equity securities	66.2%	65.1%	61.6%	61.6%
Fixed income securities	33.5%	34.5%	34.2%	34.2%
Cash and other	0.3%	0.4%	4.2%	4.2%

Total	100.0%	100.0%	100.0%	100.0%

There were contributions made to the plans on September 30, 2005 and September 30, 2004 that were not fully invested as of the close of business on these dates, and those amounts are included in the asset values but excluded from the percentages shown above. In early October of both years, the company reallocated the contributions consistent with plan investment target levels. Due to short-term returns, the investment mix may temporarily fall outside of these ranges pending rebalancing to the long-term targets. Cash investment balances are targeted at five percent and are used to satisfy benefit disbursement requirements and will vary throughout the year.

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

Funding Policy and Expected Contributions - The company’s objective in funding its domestic tax-qualified plan is to accumulate funds sufficient to provide for all benefits and to satisfy the minimum contribution requirements of ERISA. Outside the United States, the company’s objective is to fund the international retirement costs over time within the limits of minimum requirements and allowable tax deductions. The company’s annual funding decisions also consider the relationship between each tax-qualified plan’s asset returns compared to the plan’s corresponding expense and consider the relationship between each tax-qualified plan’s ABO and its corresponding funded status. In 2005, the company made voluntary contributions of $16.0 million to the company’s U.S. tax-qualified plan and $1.5 million to the company’s non-U.S. tax-qualified plans. In 2004, the company made voluntary contributions of $10.0 million to the company’s U.S. tax-qualified plan and $1.7 million to the company’s non-U.S. tax-qualified plans. The company will consider the factors identified above in determining its 2006 pension funding. The nonqualified plans include supplemental plans which are generally not funded.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following chart summarizes the benefits expected to be paid in each of the next five measurement years and in aggregate for the following five years. The expected benefit payments are estimated based on the same assumptions used to measure the company’s benefit obligation at September 30, 2005 and reflect the impact of expected future employee service.

Measurement Year	Tax Qualified Plans	Nonqualified Plans	Total
	(dollars in millions)
2006	$13.0	$ 2.4	$ 15.4
2007	$10.8	$ 2.3	$ 13.1
2008	$12.0	$ 2.8	$ 14.8
2009	$14.0	$ 2.5	$ 16.5
2010	$14.9	$ 3.5	$ 18.4
2011-2015	$94.9	$19.6	$114.5

Defined Contribution Retirement Plans

All domestic employees of the company not covered by a collective bargaining agreement who have been scheduled for 1,000 hours of service are eligible to participate in the company’s defined contribution plan. The amounts charged to income for this plan amounted to $5.4 million, $5.9 million and $3.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. Outside the United States, the company maintains defined contribution plans and small pension arrangements that are typically funded with insurance products. These arrangements had a total 2005 expense of $1.7 million. In addition, the company maintains a long-term deferred compensation arrangement for directors which allows deferral of the annual retainer and meeting fees at the director’s election. In addition, the company annually accrues for long-term compensation which is paid out upon the director’s retirement from the board. This arrangement had a total 2005 expense of $1.0 million.

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

	2005	2004
	(dollars in millions)
APBO, previous year	$11.3	$12.0
Service cost	—	—
Interest cost	0.6	0.7
Participant’s contributions	0.1	0.1
Actuarial (gain) loss	1.0	(0.1)
Benefits paid	(1.5)	(1.4)

APBO, September 30	$11.5	$11.3

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The change in plan assets during the measurement period is as follows:

	2005	2004
	(dollars in millions)
Fair value, previous year	—	—
Actual return	—	—
Company contribution	$1.4	$1.3
Employee contributions	0.1	0.1
Benefits paid	$(1.5)	$(1.4)

Fair value, September 30	—	—

Amounts recognized in the Consolidated Balance Sheets consist of:

	2005	2004
	(dollars in millions)
Funded status of the plan	$(11.5)	$(11.3)
Unrecognized net loss	4.2	3.4
Unrecognized prior service cost	—	—
Unrecognized net transition asset	—	—

Net amount recognized	$(7.3)	$(7.9)

The weighted average assumptions used to determine the company’s benefit obligation are as follows:

	2005	2004
Discount rate	5.50%	5.75%
Initial health care cost trend line	8.00%	9.00%
Ultimate health care cost trend rate	5.00%	5.00%
Year ultimate health care cost trend rate reached	2009	2009

The components of net periodic benefit cost are as follows:

	2005	2004
	(dollars in millions)
Service cost	—	—
Interest cost	$0.6	$0.7
Expected return on plan assets	—	—
Amortization unrecognized
Net loss	0.2	0.1
Prior service cost	—	—
Net transition obligation	—	—
Settlement/curtailment	—	—

Net periodic benefit cost	$0.8	$0.8

The weighted average assumptions used to determine the company’s net periodic benefit cost are as follows:

	2005	2004
Discount rate	5.75%	6.00%
Initial health care cost trend line	9.00%	10.00%
Ultimate health care cost trend rate	5.00%	5.00%
Year ultimate health care cost trend rate reached	2009	2009

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assumed health care cost trend rates can have a significant effect on the amounts reported for health care plans. Due to limits placed on costs for more recent retirees, however, the impact of these trends on the plan’s costs is somewhat reduced. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point Decrease
	(dollars in millions)
Effect on total of service cost and interest cost components	—	—
Effect on accumulated postretirement benefit obligation	$0.5	$(0.5)

Assets and liabilities related to defined benefit pension plans and other postretirement benefit plans are recorded in other assets and other long-term liabilities, respectively, in the consolidated balance sheets.

The following chart summarizes the benefits expected to be paid in each of the next five measurement years and in aggregate for the following five years. The expected benefit payments are estimated based on the same assumptions used to measure the company’s benefit obligation at September 30, 2005.

Measurement Year	Employer Paid Benefits
(dollars in millions)
2006	$1.1
2007	$1.1
2008	$1.1
2009	$1.1
2010	$1.1
2011-2015	$4.4

11. Other (Income) Expense, Net

The table below details the components of other (income) expense, net for each of the three years ended December 31,

	2005	2004	2003
	(dollars in thousands)
Interest income	$(18,500)	$(8,400)	$(6,600)
Foreign exchange losses	1,700	900	1,000
Gain on Endoscopic Technologies asset divestiture	—	(45,500)	—
Legal settlements, net	—	(1,600)	54,500
Investment gains	(9,700)	(6,200)	—
Asset impairments	8,900	—	6,100
Divisional and manufacturing restructuring	—	(2,700)	(2,500)
Royalty reserve reversal	(7,100)	—	—
Noncontrolling interest	—	(1,500)	—
Other, net	2,300	1,300	—

Total other (income) expense, net	$(22,400)	$(63,700)	$52,500

Interest income - For the year ended December 31, 2005, interest income was approximately $18.5 million compared to approximately $8.4 million and $6.6 million in 2004 and 2003, respectively. The increase in 2005 was due to higher interest rates and cash balances.

Gain on Endoscopic Technologies asset divestiture - Consistent with the company’s stated intention to divest, from time to time, lines of business in which the company is not able to reasonably attain or maintain a

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

leadership position, the company sold certain assets of its Endoscopic Technologies Division to ConMed Corporation for $81.3 million on September 30, 2004, including a post-closing adjustment. The sales associated with these assets were previously reported along with other gastroenterological products in the company’s oncology disease state category. The Endoscopic Technologies Division, located in Billerica, Massachusetts, manufactured and marketed devices and accessories used primarily by gastroenterologists for endoscopic procedures. Significant assets of the Endoscopic Technologies Division were retained by the company. Net sales associated with the divested assets were approximately $46 million for the nine-month period ended September 30, 2004 and $54 million in 2003. The company did not separately measure the pretax profitability of the disposed assets, due to the company’s shared corporate infrastructure and the integration of the disposed assets with assets remaining with the company.

A summary of the book value of the disposed assets is as follows:

(dollars in millions)
Inventories, net of reserves	$11.6
Machinery and equipment, net of depreciation	$ 3.7
Intangible assets, net of amortization	$ 3.9
Assumed liabilities	$ 2.6

In addition to the asset sale agreement, the company entered into a short-term lease agreement for its Billerica facility and supply, transitional manufacturing and noncompete agreements. The company recorded deferred gains of approximately $4.6 million related to certain of these agreements. As a result of the sale, the company recorded a pretax gain of $45.5 million in other (income) expense, net ($31.1 million after-tax). In 2005, the company recognized in cost of goods sold approximately $2.5 million of the deferred gains described above.

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

Investment gains - For the year ended December 31, 2005, other (income) expense, net included pretax income of approximately $9.7 million from investment gains primarily related to the company’s previous investment in Implex Corp., a privately held corporation (“Implex”). On April 23, 2004, Zimmer Holdings, Inc. announced that it had acquired all of the outstanding stock of Implex for $98.6 million in cash plus contingent performance payments. In 2004, the company recorded a $6.2 million pretax gain associated with cash received at the closing. In 2005, Bard recorded a $6.6 million pretax gain related to the receipt of the contingent performance payments.

Asset impairments - As a result of a strategic review, in the third quarter of 2005, other (income) expense, net included an asset impairment charge of approximately $8.9 million related to the 2004 acquisition of Advanced Surgical Concepts Ltd.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The majority of the $6.1 million fourth quarter 2003 charge for asset impairments related primarily to the write-off of intangible and tangible assets associated with the company’s pain management pump program. In 2003, the company also recorded an impairment charge for the assets of a minor product offering. This impairment was triggered by the rapidly declining sales and associated cash flows from this product.

Divisional and manufacturing restructuring - In 2002, the company’s management, with board approval, committed to certain initiatives to eliminate excess capacity, reduce redundant positions and improve product profitability. As of December 31, 2005, no liability exists for this restructuring program. Other (income) expense, net included a gain of $2.7 million in 2004, related to the disposal of a manufacturing facility closed as a result of the restructuring program. Other (income) expense, net included a gain of $2.5 million in 2003, related to net adjustments of the 2002 divisional and manufacturing restructuring.

Royalty reserve reversal - In the second quarter 2005, other (income) expense, net included income of approximately $7.1 million pretax resulting from the reversal of a reserve related to a patent matter.

Noncontrolling interest - Prior to acquiring Genyx, the company had entered into one product development arrangement with Genyx, resulting in a variable interest entity for which Bard was the primary beneficiary. This arrangement required consolidation under the provisions of FIN 46. For the full year ended December 31, 2004, the company recorded approximately $1.5 million in research and development expense and a corresponding credit in other (income) expense, net for noncontrolling interest related to this arrangement.

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

	2005	2004	2003
	(dollars in thousands)
Net sales
United States	$1,223,800	$1,156,200	$1,020,400
Europe	334,800	316,500	258,700
Japan	97,100	84,100	73,300
Rest of World	115,600	99,300	80,700

Total net sales	$1,771,300	$1,656,100	$1,433,100

Income before tax provision	$449,600	$414,200	$233,200

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2005	2004	2003
	(dollars in thousands)

Long-lived assets
United States	$863,700	$806,300	$681,800
Europe	126,600	137,200	111,200
Japan	—	—	—
Rest of World	11,200	11,600	11,500

Total long-lived assets	$1,001,500	$955,100	$804,500

Capital expenditures	$97,200	$74,000	$72,100

Depreciation and amortization	$63,800	$54,700	$44,700

The following table presents total net sales by disease state management.

	2005	2004	2003
	(dollars in thousands)
Vascular	$434,500	$393,000	$307,300
Urology	524,000	493,100	451,500
Oncology	405,500	388,900	336,300
Surgical Specialties	333,200	313,300	272,300
Other products	74,100	67,800	65,700

Total net sales	$1,771,300	$1,656,100	$1,433,100

13. Unaudited Interim Financial Information

The following table sets forth unaudited quarterly financial information for the years ended 2005 and 2004:

2005	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
	(dollars in thousands except per share amounts)
Net sales	$428,600	$447,400	$443,300	$452,000	$1,771,300
Cost of goods sold	$164,900	$173,500	$166,400	$177,900	$682,700
Income before taxes	$111,200	$117,300	$109,000	$112,100	$449,600
Net income	$81,300	$85,300	$90,400	$80,100	$337,100
Per share information:
Basic earnings per share	$0.78	$0.81	$0.86	$0.77	$3.22
Diluted earnings per share	$0.75	$0.79	$0.83	$0.75	$3.12

For the first quarter of 2005, in addition to interest income and exchange gains and losses, other (income) expense, net included income of approximately $3.2 million pretax ($2.0 million after-tax; $0.02 diluted earnings per share) resulting from a milestone payment related to the company’s sale of an investment during the second quarter of 2004.

For the second quarter of 2005, in addition to interest income and exchange gains and losses, other (income) expense, net included the following certain items: an investment gain of approximately $1.2 million pretax ($0.7 million after-tax) and the resolution of a royalty matter of approximately $7.1 million pretax ($4.4 million after-tax). In total, these second-quarter certain items resulted in a net gain of $5.1 million after-tax, or $0.05 diluted earnings per share.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the third quarter of 2005, in addition to interest income and exchange gains and losses, other (income) expense, net included the following certain items: an investment gain of approximately $1.9 million pretax ($1.2 million after-tax) and an asset impairment charge of approximately $8.9 million pretax ($8.0 million after-tax). Certain items also included a reduction in the income tax provision of approximately $45.6 million predominantly related to the favorable completion of the IRS audit for the tax years 1996-1999, as well as the resolution of certain other tax positions. Additionally, the company recorded an income tax provision of approximately $32.0 million related to the company’s repatriation of $600.0 million of undistributed foreign earnings under the AJCA. In total, these third quarter certain items resulted in a net gain of $6.8 million after-tax, or $0.06 diluted earnings per share.

For the fourth quarter of 2005, in addition to interest income and exchange gains and losses, other (income) expense, net included investment gains of approximately $3.4 million pretax ($2.1 million after-tax), or $0.02 diluted earnings per share.

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

For the first quarter of 2004, in addition to interest income and exchange gains and losses, other (income) expense, net included the adjustment of a fourth quarter 2003 reserve recorded in connection with a legal verdict. This adjustment resulted in additional pretax income of $16.0 million ($9.8 million after-tax), partially offset by a charge for an unrelated legal settlement of $3.9 million pretax ($2.3 million after-tax). In addition, the company recorded a $1.1 million tax credit in income tax provision related to the retroactive effective date of its Malaysian high-technology pioneer grant. In total, these first quarter certain items resulted in a net gain of $8.6 million after-tax, or $0.08 diluted earnings per share.

For the second quarter of 2004, in addition to interest income and exchange gains and losses, other (income) expense, net included a charge for a legal settlement partially offset by an investment gain, which resulted in a net pretax charge of $4.3 million ($2.6 million after-tax; $0.02 diluted earnings per share).

For the third quarter of 2004, in addition to interest income and exchange gains and losses, other (income) expense, net included a gain from the sale of certain assets of the company’s Endoscopic Technologies Division of $44.9 million pretax ($30.8 million after-tax). In addition, the company recorded miscellaneous gains related to the sale of a facility and the conclusion of an intellectual property matter of $3.5 million pretax ($3.0 million after-tax). In total, these items resulted in a gain of $33.8 million, or $0.31 diluted earnings per share.

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

C. R. BARD, INC. AND SUBSIDIARIES

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

The company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the company’s reports under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. Any controls and procedures, no matter how well defined and operated, can provide only reasonable assurance of achieving the desired control objectives. In particular, during 2004, while the company’s disclosure controls and procedures encompassed the company’s consolidation of financial information related to Genyx, a variable interest entity in accordance with FIN 46, the company did not have oversight over the entity’s control process.

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) provide reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

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

None.

C. R. BARD, INC. AND SUBSIDIARIES

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors of the Registrant

Information with respect to Directors of the company is incorporated herein by reference to the material contained under the heading “Proposal No. 1 — Election of Directors” in the company’s definitive Proxy Statement for its 2006 annual meeting of shareholders.

Executive Officers of the Registrant

Information with respect to Executive Officers of the company begins on page I-12 of this filing.

The information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the company’s definitive Proxy Statement for its 2006 annual meeting of shareholders is incorporated herein by reference.

The information contained under the caption “The Board of Directors and Committees of the Board — Board Committees — Audit Committee,” as it relates to the designation of an “audit committee financial expert” and the identification of the members of the Audit Committee, and under the caption “The Board of Directors and the Committees of the Board — Director Independence,” as it relates to the independence of the members of the company’s Board of Directors, in the company’s definitive Proxy Statement for its 2006 annual meeting of shareholders, is incorporated herein by reference.

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

Item 11. Executive Compensation

The information contained under the captions “Executive Officer and Director Compensation — Summary Compensation Table,” “Executive Officer and Director Compensation — Certain Compensation Arrangements,” “Executive Officer and Director Compensation — Compensation of Outside Directors,” “Executive Officer and Director Compensation — Option Grants in Last Fiscal Year,” “Executive Officer and Director Compensation — Aggregated Option Exercises in Last Fiscal Year, and Fiscal Year-End Option Values,” “Executive Officer and Director Compensation — Long-Term Incentive Plans — Awards in Last Fiscal Year” and “Executive Officer and Director Compensation — Pension Table” in the company’s definitive Proxy Statement for its 2006 annual meeting of shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information contained under the captions “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and “Executive Officer and Director Compensation — Equity Compensation Plan Information” in the company’s definitive Proxy Statement for its 2006 annual meeting of shareholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information contained under the caption “Executive Officer and Director Compensation — Related Party Transactions” in the company’s definitive Proxy Statement for its 2006 annual meeting of shareholders is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information contained under the caption “Proposal No. 5 — Ratification of the Appointment of KPMG LLP as Independent Auditors — Fiscal 2005 and 2004 Audit Firm Fee Summary” and “Proposal No. 5 — Ratification of the Appointment of KPMG LLP as Independent Auditors — Audit Committee Pre-Approval Policies and Procedures” in the company’s definitive Proxy Statement for its 2006 annual meeting of shareholders is incorporated herein by reference.

III-1

C. R. BARD, INC. AND SUBSIDIARIES

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)

l. Financial Statements. See Index to Consolidated Financial Statements at Item 8, page II-24 of this report.

2. Financial Statement Schedules.

Schedule II. Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004 and 2003.

	Balance Beginning of Year	Charges to Costs and Expenses	Deductions (1)	Balance End of Year
	(dollars in thousands)
Year Ended December 31, 2005
Allowance for inventory obsolescence	$30,800	$14,200	$(15,700)	$29,300
Allowance for doubtful accounts	22,800	4,600	(4,700)	22,700

Totals	$53,600	$18,800	$(20,400)	$52,000

	Balance Beginning of Year	Charges to Costs and Expenses	Deductions (1)	Balance End of Year
	(dollars in thousands)
Year Ended December 31, 2004
Allowance for inventory obsolescence	$36,600	$8,300	$(14,100)	$30,800
Allowance for doubtful accounts	21,700	2,000	(900)	22,800

Totals	$58,300	$10,300	$(15,000)	$53,600

	Balance Beginning of Year	Charges to Costs and Expenses	Deductions (1)	Balance End of Year
	(dollars in thousands)
Year Ended December 31, 2003
Allowance for inventory obsolescence	$35,500	$15,400	$(14,300)	$36,600
Allowance for doubtful accounts	19,100	2,000	600	21,700

Totals	$54,600	$17,400	$(13,700)	$58,300

(1)	Includes writeoffs and the impact of exchange.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

C. R. BARD, INC. AND SUBSIDIARIES

3. Exhibits

Number
3a	Registrant’s Restated Certificate of Incorporation, as amended, as of May 28, 2004, filed as Exhibit 3.1 to the company’s June 30, 2004 Form 10-Q and Exhibit 3.2 to the company’s October 20, 2004 Form 8-K, is incorporated herein by reference.

3b	Registrant’s Bylaws amended as of December 10, 2004, filed as Exhibit 3b to the company’s 2004 Annual Report on Form 10-K, is incorporated herein by reference.

4b	Form of Indenture, dated as of December 1, 1996 between C. R. Bard, Inc. and The Chase Manhattan Bank, N.A., as trustee, filed as Exhibit 4.1 to the company’s Registration Statement on Form S-3, File No. 333-05997, is incorporated herein by reference.

10d*	C. R. Bard, Inc. 1990 Stock Option Plan, filed as Exhibit 10h to the company’s 1993 Annual Report on Form 10-K, is incorporated herein by reference.

10f*	C. R. Bard, Inc. Agreement and Plans Trust amended and restated as of September 29, 2004, filed as Exhibit 10f to the company’s 2004 Annual Report on Form 10-K, is incorporated herein by reference.

10k*	C. R. Bard, Inc. Excess Benefit Plan as of July 13, 1988, filed as Exhibit 10o to the company’s 1993 Annual Report on Form 10-K, is incorporated herein by reference.

10l*	C. R. Bard, Inc. Supplemental Executive Retirement Plan, as of July 13, 1988, filed as Exhibit 10p to the company’s 1993 Annual Report on Form 10-K, is incorporated herein by reference.

10o*	Form of Deferred Compensation Contract Deferral of Discretionary Bonus, filed as Exhibit 10s to the company’s 1993 Annual Report on Form 10-K, is incorporated herein by reference.

10p*	Form of Deferred Compensation Contract Deferral of Salary, filed as Exhibit 10t to the company’s 1993 Annual Report on Form 10-K, is incorporated herein by reference.

10q*	1993 Long Term Incentive Plan of C. R. Bard, Inc., as amended effective October 9, 2002, filed as Exhibit 10q to the company’s September 30, 2002 Form 10-Q, is incorporated herein by reference.

10z*	C. R. Bard, Inc. Management Stock Purchase Plan, amended and restated as of July 10, 2002, filed as Exhibit 10z to the company’s 2002 Annual Report on Form 10-K, is incorporated herein by reference.

10am*	2003 Long Term Incentive Plan of C. R. Bard, Inc., as amended and restated, filed as Exhibit 10am to the company’s March 31, 2004 Form 10-Q, is incorporated herein by reference.

10aq*	Form of Stock Option Agreement under the company’s 2003 Long Term Incentive Plan, filed as Exhibit 10aq to the company’s 2004 Annual Report on Form 10-K, is incorporated herein by reference.

10ar*	Form of Restricted Stock Agreement under the company’s 2003 Long Term Incentive Plan, filed as Exhibit 10ar to the company’s 2004 Annual Report on Form 10-K, is incorporated herein by reference.

10at*	Letter agreement entered into by the company with John H. Weiland dated December 12, 1995, filed as Exhibit 10at to the company’s 2004 Annual Report on Form 10-K, is incorporated herein by reference.

10aw*	1998 Employee Stock Purchase Plan of C. R. Bard, Inc. (as amended and restated), effective as of July 1, 2005, filed as Exhibit 10aw to the company’s June 30, 2005 Form 10-Q, is incorporated herein by reference.

C. R. BARD, INC. AND SUBSIDIARIES

Number

10ax*	2005 Executive Bonus Plan of C. R. Bard, Inc., effective as of June 8, 2005, filed as Exhibit 10ax to the company’s June 30, 2005 Form 10-Q, is incorporated herein by reference.

10ay*	Management Stock Purchase Program Elective and Premium Share Units Terms and Conditions, under the company’s 2003 Long Term Incentive Plan, filed as Exhibit 10ay to the company’s June 30, 2005 Form 10-Q, is incorporated herein by reference.

10az*	2005 Directors’ Stock Award Plan of C. R. Bard, Inc., effective as of June 8, 2005, filed as Exhibit 10az to the company’s June 30, 2005 Form 10-Q, is incorporated herein by reference.

10ba*	Form of Stock Option Agreement under the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc., filed as Exhibit 10ba to the company’s June 30, 2005 Form 10-Q, is incorporated herein by reference.

10bb*	Stock Equivalent Plan for Outside Directors of C. R. Bard, Inc. (as amended and restated), effective as of June 8, 2005, filed as Exhibit 10bb to the company’s June 30, 2005 Form 10-Q, is incorporated herein by reference.

10bc*	Form of Deferred Compensation Contract, Deferral of Directors’ Fees of C. R. Bard, Inc. (as amended and restated), filed as Exhibit 10bc to the company’s June 30, 2005 Form 10-Q, is incorporated herein by reference.

10bd*	Form of Restricted Stock Award Agreement under the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc., filed as Exhibit 10bd to the company’s September 30, 2005 Form 10-Q, is incorporated herein by reference.

10be*	Form of Supplemental Insurance/Retirement Plan Agreement (as amended and restated) between the company and its executive officers, including each of its named executive officers, filed as Exhibit 10be to the company’s September 30, 2005 Form 10-Q, is incorporated herein by reference.

10bf*	Form of amended and restated Change of Control Agreement between the company and its executive officers, including each of its named executive officers, filed as Exhibit 10bf to the company’s September 30, 2005 Form 10-Q, is incorporated herein by reference.

10bg	Credit Agreement, dated as of May 14, 2004, among C. R. Bard, Inc., the Lenders named party thereto, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners, Fleet National Bank, as Syndication Agent, Barclays Bank PLC, HSBC Bank USA and UBS Securities LLC, as Documentation Agents, and JPMorgan Chase Bank, as Administrative Agent.

10bh	Credit Agreement, dated as of October 21, 2005, among Bard Shannon Limited, the Lenders named party thereto, Banc of America Securities LLC and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners, J.P. Morgan Chase Bank, N.A., as Syndication Agent, Barclays Bank PLC, HSBC Bank USA, National Association and Wachovia Bank, National Association, as Documentation Agents, and Bank of America, N.A. as Administrative Agent.

12.1	Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

C. R. BARD, INC. AND SUBSIDIARIES

Number

32.2	Section 1350 Certification of Chief Financial Officer

99	Form of indemnity agreement between the company and each of its directors and officers, filed as Exhibit 99 to the company’s 1993 Annual Report on Form 10-K, is incorporated herein by reference.

*	Each of these exhibits listed under the number 10 constitutes a management contract or a compensatory plan or arrangement.

All other exhibits are not applicable.

C. R. BARD, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C. R. BARD, INC. (Registrant)

Date: February 23, 2006	By:	/s/ TODD C. SCHERMERHORN
Todd C. Schermerhorn Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ TIMOTHY M. RING Timothy M. Ring	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2006

/s/ TODD C. SCHERMERHORN Todd C. Schermerhorn	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2006

/s/ CHARLES P. GROM Charles P. Grom	Vice President and Controller (Principal Accounting Officer)	February 23, 2006

/s/ MARC C. BRESLAWSKY Marc C. Breslawsky	Director	February 23, 2006

/s/ T. KEVIN DUNNIGAN T. Kevin Dunnigan	Director	February 23, 2006

/s/ HERBERT L. HENKEL Herbert L. Henkel	Director	February 23, 2006

/s/ THEODORE E. MARTIN Theodore E. Martin	Director	February 23, 2006

/s/ GAIL K. NAUGHTON Gail K. Naughton	Director	February 23, 2006

/s/ TOMMY G. THOMPSON Tommy G. THOMPSON	Director	February 23, 2006

/s/ JOHN H. WEILAND John H. Weiland	President and Chief Operating Officer and Director	February 23, 2006

/s/ ANTHONY WELTERS Anthony Welters	Director	February 23, 2006

/s/ TONY L. WHITE Tony L. White	Director	February 23, 2006