Form 10-Q
period 2006-03-31
BARD C R INC /NJ/
filed 2006-05-03
CIK 9892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2006
Common Stock - $0.25 par value	103,554,597

C. R. BARD, INC. AND SUBSIDIARIES

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands except par values, unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$596,400	$754,200
Short-term investments	102,400	4,000
Accounts receivable, net	275,500	267,700
Inventories	184,400	169,600
Short-term deferred tax assets	38,500	37,200
Other current assets	24,700	31,400

Total current assets	1,221,900	1,264,100

Net property, plant and equipment	320,600	310,000
Patents, net of amortization	138,600	135,500
Goodwill	364,200	358,800
Other intangible assets, net of amortization	95,700	97,000
Other assets	98,200	100,200

Total noncurrent assets	1,017,300	1,001,500

	$2,239,200	$2,265,600

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$265,600	$300,600
Accounts payable	48,900	52,500
Accrued expenses	149,000	188,300
Federal and foreign income taxes	88,700	99,200

Total current liabilities	552,200	640,600

Long-term debt	800	800
Other long-term liabilities	83,500	81,200
Deferred income taxes	4,000	6,900

Total noncurrent liabilities	88,300	88,900

Total liabilities	640,500	729,500

Shareholders’ investment:
Common stock, $0.25 par value, authorized 600,000,000 shares; issued and outstanding 103,554,597 at March 31, 2006 and 104,012,498 at December 31, 2005	25,900	26,000
Capital in excess of par value	548,900	521,500
Retained earnings	1,019,500	986,000
Accumulated other comprehensive income	4,400	2,600

Total shareholders’ investment	1,598,700	1,536,100

	$2,239,200	$2,265,600

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(shares and dollars in thousands except per share amounts, unaudited)

	For the Three Months Ended March 31,
	2006	2005
Net sales	$467,500	$428,600

Costs and expenses:
Cost of goods sold	179,400	164,900
Marketing, selling and administrative expense	142,600	128,600
Research and development expense	38,600	27,200
Interest expense	4,700	3,100
Other (income) expense, net	(7,700)	(6,400)

Total costs and expenses	357,600	317,400

Income before tax provision	109,900	111,200

Income tax provision	28,800	29,900

Net income	$81,100	$81,300

Basic earnings per share	$0.78	$0.78

Diluted earnings per share	$0.76	$0.75

Weighted average common shares outstanding - basic	103,800	104,900

Weighted average common shares outstanding - diluted	107,000	108,200

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT

(dollars in thousands except share and per share amounts, unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comp. Inc/(Loss)	Total
	Shares	Amount
Balance at December 31, 2005	104,012,498	$26,000	$521,500	$986,000	$2,600	$1,536,100
Net income				81,100		81,100
Available for sale securities (net of $900 taxes)					(1,700)	(1,700)
Change in derivative instruments designated as cash flow hedges (net of $400 taxes)					(800)	(800)
Foreign currency translation adjustment					4,300	4,300

Total Comprehensive Income				81,100	1,800	82,900
Issuance of common stock	295,099	100	25,200			25,300
Purchases of common stock for treasury	(753,000)	(200)		(47,600)		(47,800)
Tax benefit relating to incentive stock options and employee stock purchase plans			2,200			2,200

Balance at March 31, 2006	103,554,597	$25,900	$548,900	$1,019,500	$4,400	$1,598,700

Balance at December 31, 2004	104,672,310	$26,200	$429,600	$858,100	$46,200	$1,360,100
Net income				81,300		81,300
Available for sale securities (net of $600 taxes)					(1,000)	(1,000)
Change in derivative instruments designated as cash flow hedges (net of $100 taxes)					300	300
Foreign currency translation adjustment					(400)	(400)

Total Comprehensive Income				81,300	(1,100)	80,200
Cash dividends ($0.12 per share)				(12,600)		(12,600)
Issuance of common stock	741,631	200	32,500			32,700
Purchases of common stock for treasury	(300,000)	(100)		(20,500)		(20,600)
Tax benefit relating to incentive stock options and employee stock purchase plans			11,300			11,300
Amortization of deferred compensation			2,100			2,100

Balance at March 31, 2005	105,113,941	$26,300	$475,500	$906,300	$45,100	$1,453,200

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	For the Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$81,100	$81,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,600	16,700
Gain on investments	—	(3,200)
Purchased research and development	10,400	—
Deferred income taxes	(5,500)	(1,300)
Expenses under stock plans	9,500	2,100
Inventory reserves and provision for doubtful accounts	4,000	3,400
Other noncash items	—	(1,300)
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(7,200)	3,200
Inventories	(16,900)	(17,800)
Other operating assets	5,600	2,400
Current liabilities, excluding debt	(33,400)	5,600
Pension contributions	(400)	(300)
Other long-term liabilities	2,200	2,900

Net cash provided by operating activities	66,000	93,700

Cash flows from investing activities:
Capital expenditures	(20,300)	(23,300)
Purchase of available for sale securities	(98,300)	—
Proceeds from investments	—	3,200
Payments made for purchases of businesses	(9,000)	—
Patents and other intangibles	(12,100)	(53,500)

Net cash used in investing activities	(139,700)	(73,600)

Cash flows from financing activities:
Repayments of short-term borrowings	(35,000)	—
Common stock issued for options and benefit plans	10,900	29,800
Purchase of common stock	(47,800)	(20,600)
Dividends paid	(13,700)	(12,600)

Net cash used in financing activities	(85,600)	(3,400)

Effect of exchange rate changes on cash and cash equivalents	1,500	—
Effect of variable interest entity deconsolidation	—	(1,900)
Increase (decrease) in cash and cash equivalents during the period	(157,800)	14,800

Balance at January 1	754,200	540,800

Balance at March 31	$596,400	$555,600

(dollars in thousands)
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$2,100	$300
Income taxes	$41,600	$4,300

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

Nature of Operations - C. R. Bard, Inc. (the “company” or “Bard”) is engaged in the design, manufacture, packaging, distribution and sale of medical, surgical, diagnostic and patient care devices. The company markets its products worldwide to hospitals, individual health care professionals, extended care facilities and alternate site facilities. Bard holds strong market positions in vascular, urology, oncology and surgical specialty products. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Consolidation - The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The accounts of most foreign subsidiaries are consolidated as of and for the three months ended February 28, 2006 and 2005 and as of November 30, 2005. No events occurred related to these foreign subsidiaries during the months of March 2006, March 2005 or December 2005 that materially affected the financial position or results of operations of the company. The company has no unconsolidated subsidiaries and no special purpose entities.

Basis of Presentation and Use of Estimates - The condensed financial statements have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 31, 2005. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the three months ended March 31, 2006 are not necessarily indicative of the results expected for the year.

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

Research and Development - Research and development expenses are comprised of expenses related to internal research and development activities, milestone payments for third-party research and development activities and purchased research and development (“purchased R&D”) costs arising from the company’s business development activities. The components of internal research and development expense include: salary and benefits, allocated overhead and occupancy costs, clinical trial and related clinical manufacturing costs, contract services and other costs. All research and development costs are expensed as incurred.

Stock-Based Compensation - The company accounts for share-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123R”), as interpreted by SEC Staff Accounting Bulletin No. 107. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the company’s stock price volatility and employee stock option exercise behaviors.

The company’s expected volatility is based upon weightings of the historical volatility of the company’s stock and the implied volatility from publicly traded options. The company reviews the trading volumes and option life of its publicly traded options in order to determine the appropriate weighting of implied volatility in its valuation calculations. The expected life of share-based awards is based on observed historical exercise patterns and estimates of the company’s achievement of performance milestones which can accelerate vesting.

As stock-based compensation expense recognized in the consolidated statement of income is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Defined Benefit Pension Plans - The company has tax-qualified plans as well as nonqualified, noncontributory defined benefit pension plans (“nonqualified plans”) that together cover substantially all domestic and certain foreign employees. These plans provide benefits based upon a participant’s compensation and years of service. The nonqualified plans are made up of the following arrangements: a nonqualified supplemental deferred compensation arrangement and a nonqualified excess pension deferred compensation arrangement. The nonqualified supplemental deferred compensation arrangement provides supplemental income to key executives of the company. The benefit is determined by the accumulation of an account balance that results from a percentage of pay credit and interest. No deferrals of pay are required from participants. The

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

balance is paid to a participant after retirement over a 15-year period. The nonqualified excess pension deferred compensation arrangement provides benefits to key employees that cannot be provided by the qualified plan due to Internal Revenue Service (“IRS”) limitations. The company uses a September 30 measurement date for all of its defined benefit pension plans. The components of net periodic benefit expense for the three months ended March 31, 2006 and 2005 are as follows:

	2006			2005
	Tax Qualified Plans	Nonqualified Plans	Total	Tax Qualified Plans	Nonqualified Plans	Total
	(dollars in millions)
Service cost net of employee contributions	$3.4	$0.5	$3.9	$3.0	$0.5	$3.5
Interest cost	3.0	0.5	3.5	2.7	0.5	3.2
Expected return on plan assets	(3.9)	—	(3.9)	(3.7)	—	(3.7)
Amortization/settlement/curtailment	1.4	0.1	1.5	1.0	—	1.0

Net periodic pension expense	$3.9	$1.1	$5.0	$3.0	$1.0	$4.0

Other Postretirement Benefit Plans - The company does not provide subsidized postretirement health care benefits and life insurance coverage except for a limited number of former employees. Approximately thirty of those former employees receive a limited prescription drug plan. The components of net periodic benefit expense for the three months ended March 31, 2006 and 2005 are as follows:

	2006	2005
	(dollars in millions)
Service cost	—	—
Interest cost	0.2	0.2
Expected return on plan assets	—	—
Amortization unrecognized	—	—
Net loss	0.1	0.1
Prior service cost	—	—
Net transition obligation	—	—
Settlement/curtailment	—	—

Net periodic benefit cost	$0.3	$0.3

Employer Contribution to Defined Benefit and Other Postretirement Plans - The company’s objective in funding its domestic tax-qualified plan is to accumulate funds sufficient to provide for all benefits and to satisfy the minimum contribution requirements of the Employee Retirement Income Security Act of 1974 (ERISA). Outside the United States, the company’s objective is to fund the international retirement costs over time within the limits of minimum requirements and allowable tax deductions. The company’s annual funding decisions also consider the relationship between each tax-qualified plan’s asset returns compared to the plan’s corresponding expense and consider the relationship between each tax-qualified plan’s accumulated benefit obligation and its corresponding funded status. For the three months ended March 31, 2006 and 2005, the company made no required or voluntary contributions to its U.S. tax-qualified plan, respectively. For the three months ended March 31, 2006 and 2005, the company made voluntary contributions of $0.4 million and $0.3 million to the company’s non-U.S. tax-qualified plans, respectively. The nonqualified plans include supplemental plans which are generally not funded.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings Per Share - “Basic earnings per share” represents net income divided by the weighted average shares outstanding. “Diluted earnings per share” represents net income divided by weighted average shares outstanding adjusted for the incremental dilution of outstanding stock options and awards. Unless indicated otherwise, per share amounts are calculated on a diluted basis. A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution for the three months ended March 31, 2006 and 2005 is as follows:

	2006	2005
	(dollars and shares in thousands except per share amounts)
Net income	$81,100	$81,300

Weighted average common shares outstanding	103,800	104,900
Incremental common shares issuable: stock options and awards	3,200	3,300

Weighted average common shares outstanding assuming dilution	107,000	108,200

Basic earnings per share	$0.78	$0.78

Diluted earnings per share	$0.76	$0.75

For the quarter ended March 31, 2005, common stock equivalents from stock options and stock awards of approximately 14,900 shares were not included in the diluted earnings per share calculation because their effect is antidilutive. For the quarter ended March 31, 2006, no shares were antidilutive.

Income Taxes - All income tax amounts reflect the use of the liability method. Under this method, deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The company has filed tax returns with positions that may be challenged by the tax authorities. These positions relate to, among others, the allocation and/or recognition of income on intercompany transactions, the timing and amount of deductions and the tax treatment of acquisitions and divestitures. Although the outcome of tax audits is uncertain, in management’s opinion, adequate provisions for income taxes have been made for potential liabilities resulting from such matters. The company regularly assesses its tax position for such matters and includes reserves for those differences in position. The reserves are utilized or reversed once the statute of limitations has expired or the matter is otherwise resolved. The company believes that the ultimate outcome of these matters will not have a material impact on its financial position or liquidity but may be material to the income tax provision and net income in a future period.

The company operates in multiple taxing jurisdictions, both within the United States and outside the United States. The company faces audits from these various tax authorities regarding the amount of taxes due. Such audits can involve complex issues and may require an extended period of time to resolve. The company’s U.S. federal tax filings have been examined by the IRS for calendar years ending prior to 2000. The company believes all tax differences arising from those audits have been resolved and settled. The company has been notified that an audit of its U.S. federal tax filings for the 2003 and 2004 tax years will commence in the second quarter of 2006. The company’s U.K. affiliates’ tax filings have been examined by Inland Revenue in the United Kingdom for the tax years ending prior to 1999. The company believes all tax differences arising from those audits have been resolved and settled. As of March 31, 2006, the company’s U.K. affiliates’ tax filings for the 1999 through 2003 tax years were under examination by Inland Revenue in the United Kingdom.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration Risks - The company is potentially subject to financial instrument concentration of credit risk through its cash investments and trade accounts receivable. To mitigate these risks the company maintains cash and cash equivalents, short-term investments and certain other financial instruments with various major financial institutions. The company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any one institution. Concentrations of risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. However, a significant amount of trade receivables is with national health care systems in several countries. Although the company does not currently foresee a credit risk associated with these receivables, repayment is dependent upon the financial stability of those countries’ national economies. Sales to distributors, which supply the company’s products to many end-users, accounted for approximately 33% of the company’s net sales in 2005, and the five largest distributors, including the company’s joint venture in Japan, Medicon, Inc., combined, accounted for approximately 69% of such sales.

Financial Instruments - Cash equivalents are highly liquid investments purchased with an original maturity of ninety days or less and amounted to $577.5 million and $726.2 million at March 31, 2006 and December 31, 2005, respectively.

The company accounts for short-term investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The company determines the appropriate classification of all short-term investments as held-to-maturity, available-for-sale or trading at the time of purchase and re-evaluates such classifications as of each balance sheet date. There were no investments classified as trading at March 31, 2006 and December 31, 2005. All of the outstanding short-term investments at March 31, 2006 and December 31, 2005 mature within one year. Unrealized gains and losses, net of taxes, are reported as a component of accumulated other comprehensive income (loss) in shareholders’ investment. There were no realized gains or losses on short-term investments reported in the periods ended March 31, 2006 and December 31, 2005. The cost, gross unrealized gains (losses) and fair value for short-term debt investments by major security type at March 31, 2006 and December 31, 2005 were as follows:

	March 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Held-to-maturity:
Time deposits	$3,600	$—	$—	$3,600

Available-for-sale:
Government securities and obligations	27,100	100	—	27,200
Corporate debt securities	71,200	400	—	71,600

Total available-for-sale	98,300	500	—	98,800

Total short-term investments	$101,900	$500	$—	$102,400

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Held-to-maturity:
Time deposits	$4,000	$—	$—	$4,000

Available-for-sale:
Government securities and obligations	—	—	—	—
Corporate debt securities	—	—	—	—

Total available-for-sale	—	—	—	—

Total short-term investments	$4,000	$—	$—	$4,000

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments in equity securities that have readily determinable fair market values are classified and accounted for as available-for-sale in “Other current assets.” Available-for-sale equity securities are recorded at fair market value, with the change in fair market value recorded, net of taxes, as a component of accumulated other comprehensive income (loss). There were no realized gains or losses on equity securities for the three months ended March 31, 2006. For the three months ended March 31, 2005, other (income) expense, net included pretax income of approximately $3.2 million resulting from a milestone payment related to the company’s sale of an investment during the second quarter of 2004. The fair market value of available-for-sale equity securities was approximately $7.3 million and $10.4 million at March 31, 2006 and December 31, 2005, respectively. At March 31, 2006, the company owned approximately 1.4 million shares of Endologix, Inc. (approximately 4% ownership).

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

	March 31, 2006	December 31, 2005
	(dollars in thousands)
Finished goods	$112,200	$101,700
Work in process	27,300	23,500
Raw materials	44,900	44,400

Total	$184,400	$169,600

Property, Plant and Equipment - Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. Depreciation is computed over the estimated useful lives of depreciable assets using the straight-line method. The following is a summary of property, plant and equipment:

	March 31, 2006	December 31, 2005
	(dollars in thousands)
Property, plant and equipment, at cost:
Land	$14,300	$14,200
Buildings and improvements	194,700	184,700
Machinery and equipment	323,100	311,900

	532,100	510,800
Less - accumulated depreciation and amortization	211,500	200,800

Net property, plant and equipment	$320,600	$310,000

Useful lives for property and equipment are as follows:

Buildings and improvements	5 to 50 years
Machinery and equipment	1 to 10 years

Depreciation expense was approximately $10.7 million and $10.2 million for the three months ended March 31, 2006 and 2005, respectively.

Software Capitalization - Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line method over an estimated useful life of five to seven years. Capitalized software costs are included in machinery and equipment. In accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the company capitalizes certain costs associated with

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

internal-use software such as the payroll costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internal-use software are expensed during the design phase until the point at which the project has reached the development stage. Subsequent additions, modifications or upgrades to internal- use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires judgment in determining when a project has reached the development stage and the period over which the company expects to benefit from the use of that software. The company capitalized $1.2 million and $5.9 million of internal-use software for the three months ended March 31, 2006 and 2005, respectively.

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

	Beginning Balance December 31, 2005	Charges to Costs and Expenses	Deductions	Ending Balance March 31, 2006
	(dollars in thousands)
Product warranty accruals	$1,700	$600	$(500)	$1,800

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

2. Acquisitions and Divestitures

The company spent approximately $21.1 million and $53.5 million for the three months ended March 31, 2006 and 2005, respectively, for the acquisition of businesses, patents, trademarks, purchase rights and other related items to augment its existing product lines. Unaudited pro forma financial information for the transactions described below has not been presented because the effects of these acquisitions were not material on either an individual or aggregate basis. Results of operations of these transactions are included in the company’s consolidated results from the respective dates of acquisition. Several of the company’s recent acquisitions and investments involve milestone payments associated with the achievement of certain targets associated with research and development, regulatory approval or the transfer of manufacturing capabilities. A summary of contingent milestone payments associated with these acquisitions is included below.

	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
	(dollars in millions)
Acquisition and investment milestones	$19.9	$7.3	$12.6	—	—

Genyx Medical, Inc. - On December 31, 2002, the company acquired the right, but not the obligation, to purchase substantially all of the assets of Genyx Medical, Inc. (“Genyx”), a privately held medical device company. Genyx developed and manufactured Uryx®, a proprietary injectable bulking agent for the treatment of stress urinary incontinence. Based upon the provisions of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), the company identified Genyx as a variable

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest entity for which the company was the primary beneficiary and, accordingly, consolidated the entity beginning March 31, 2004.

On January 10, 2005, Bard acquired the agreed-upon assets of Genyx for $53.5 million and is selling the product under the trade name Tegress™. The company deconsolidated Genyx as a variable interest entity and recorded the majority of the purchase price as intangible assets, which are being amortized over 13 years.

Bridger Biomed, Inc. - On June 30, 2004, the company acquired all of the outstanding stock of Bridger Biomed, Inc., a supplier of components for the company’s soft tissue repair franchise. The acquisition agreement called for a cash payment of $8.1 million, the assumption of certain liabilities, and two anniversary payments of $8.1 million payable on the eighteenth and thirty-sixth month anniversaries of the transaction. The company recorded the anniversary payments in accrued expenses and other long-term liabilities. The company recorded approximately $21.2 million in patents which will be amortized over their useful lives of approximately 15 years. In addition, the company recorded approximately $9.1 million in non-tax deductible goodwill and approximately $0.7 million in purchased R&D and miscellaneous assets and liabilities, primarily consisting of a deferred tax liability. The company recorded the purchased R&D charge in research and development expense in its consolidated statements of income. The value assigned to purchased R&D was determined by identifying a specific purchased R&D project that would be continued and for which (a) technological feasibility had not been established at the acquisition date, (b) there was no alternative future use and (c) the fair market value was estimable with reasonable reliability. The company considered a variety of factors, including appraisals, comparable transactions, relief from royalty analysis and other discounted cash-flow approaches in determining purchase price allocations.

Venetec International, Inc.—On April 7, 2006 the company acquired Venetec International, Inc. (“Venetec”), for a purchase price of approximately $166 million, which was paid using cash on hand. Venetec, located in San Diego, California, markets the StatLock® line of catheter securement products.

3. Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are not amortized but rather are tested for impairment annually or more frequently if impairment indicators arise. None of the company’s intangible assets have an indefinite life. Intangible assets with determinable lives are amortized on a straight-line basis over their useful lives. Goodwill and intangible assets have been recorded at either incurred or allocated cost. Allocated costs were based on respective fair market values at the date of acquisition. The company has generally assigned goodwill recorded in connection with an acquisition to its four reporting units, each of which is one level below the company’s single reporting segment, based on the reporting unit which sponsored the acquisition. An impairment loss is recognized to the extent that the carrying amount exceeds the reporting unit’s fair market value.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The balances of goodwill and intangible assets are as follows:

	March 31, 2006
	Gross Carrying Value	Accumulated Amortization	Translation	Net Carrying Value	Wt. Avg. Useful Life
	(dollars in millions)
Patents	$171.1	$(32.5)	$—	$138.6	15
Distribution agreements	20.3	(9.6)	—	10.7	18
Licenses	69.2	(9.8)	—	59.4	13
Core technologies	23.1	(5.4)	0.2	17.9	13
Other intangibles	21.6	(13.8)	(0.1)	7.7	9

Total other intangibles	$305.3	$(71.1)	$0.1	$234.3

	December 31, 2005
	Gross Carrying Value	Accumulated Amortization	Translation	Net Carrying Value	Wt. Avg. Useful Life
	(dollars in millions)
Patents	$170.5	$(35.0)	$—	$135.5	14
Distribution agreements	18.6	(9.3)	—	9.3	24
Licenses	69.3	(8.3)	—	61.0	13
Core technologies	23.1	(4.9)	0.1	18.3	13
Other intangibles	21.6	(13.1)	(0.1)	8.4	8

Total other intangibles	$303.1	$(70.6)	$—	$232.5

	Beginning Balance	Additions	Translation	Ending Balance
	(dollars in millions)
Goodwill (December 31, 2005 through March 31, 2006)	$358.8	$4.8	$0.6	$364.2
Goodwill (December 31, 2004 through December 31, 2005)	$365.7	$0.2	$(7.1)	$358.8

Amortization expense was approximately $5.9 million and $6.5 million for the three months ended March 31, 2006 and 2005, respectively.

Annual forecasted amortization expense for the years 2006 through 2011 is as follows based on the company’s intangible assets as of March 31, 2006:

	2006	2007	2008	2009	2010	2011
	(dollars in millions)
Annual amortization expense	$22.4	$21.3	$21.1	$21.0	$18.4	$17.2

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Short-Term Borrowings and Long-Term Debt

The company has in place a domestic syndicated bank credit facility totaling $400 million that supports the commercial paper program and can be used for other general corporate purposes. The credit facility expires in May 2009 and includes pricing based on the company’s long-term credit rating. There were no outstanding commercial paper borrowings at March 31, 2006 and December 31, 2005, respectively. In addition, on October 21, 2005, a wholly owned foreign subsidiary of the company entered into a $250 million syndicated bank credit facility to be used for general corporate needs, including in support of the company’s decision in 2005 to repatriate undistributed foreign earnings under the American Jobs Creation Act of 2004 (the “AJCA”). Loans under the facility bear interest at the company’s option at a fixed spread to LIBOR or the higher of prime rate and 0.50% over the federal funds rate. The facility expires in October 2008. At March 31, 2006, there were $115.0 million of outstanding borrowings under the facility.

At March 31, 2006, the company had $150 million of unsecured notes outstanding. The notes mature in 2026 and pay a semi-annual coupon of 6.70%. The coupon interest closely approximates the effective annual cost of the notes. The 6.70% notes due 2026 may be redeemed at the option of the note holders on December 1, 2006 at a redemption price equal to the principal amount. In accordance with FAS No. 78, Classification of Obligations that are Callable by the Creditor, the company has classified these notes as current. If the note holders do not exercise their option on December 1, 2006, the option will expire and the notes will revert to a long-term classification. Assuming the notes are held to maturity, the market value of the notes approximates $160.5 million at March 31, 2006.

Cash payments for interest equal $2.1 million and $0.3 million for the three months ended March 31, 2006 and 2005, respectively.

Certain of the company’s debt agreements contain customary representations, warranties and default provisions as well as restrictions that, among other things, require the maintenance of minimum net worth and operating cash flow levels and limit the amount of debt that the company may have outstanding. As of March 31, 2006, the company was in compliance with all such financial covenants.

5. Derivative Instruments

Bard’s objective in managing its exposures to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with assets, liabilities and anticipated commitments denominated in foreign currencies. The company does not utilize derivative instruments for trading or speculation purposes. No derivative instruments extend beyond December 2006. The company has formally documented the relationships between hedging instruments and hedged items, as well as its risk management objectives. All derivative instruments are recognized on the balance sheet at fair market value. Hedge accounting is followed for derivatives that have been designated and qualify as fair market value and cash flow hedges. For derivatives that have been designated and qualify as fair market value hedges, the changes in the fair market value of highly effective derivatives, along with changes in the fair market value of the hedged assets that are attributable to the hedged risks, are recorded in current period earnings. For derivatives that have been designated and qualify as cash flow hedges, changes in the fair market value of the effective portion of the derivatives’ gains or losses are reported in other comprehensive income. At March 31, 2006, all derivative instruments utilized were highly effective hedging instruments because they were denominated in the same currency as the hedged item and because the maturities of the derivative instruments matched the timing of the hedged items. It is the company’s policy that when a derivative instrument settles, the associated amounts in accumulated other comprehensive income are reversed to cost of goods sold or other (income) expense, net as appropriate. It is the company’s policy that in the event that (1) an anticipated hedged transaction is determined to be not likely to occur or (2) it is determined that a derivative instrument is no longer effective in offsetting changes in the hedged item, the company would reverse the associated amounts in accumulated other comprehensive income to other (income) expense, net.

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

	March 31, 2006		December 31, 2005
	Notional Value	Fair Value	Notional Value	Fair Value
	(dollars in thousands)
Forward currency agreements	$23,000	$100	$23,500	$500
Option contracts	$44,700	$1,600	$39,600	$2,100

A roll forward of the notional value of the company’s currency-related forward contracts and options for the three months ended March 31, 2006 is as follows:

	Forward currency agreements	Option contracts
	(dollars in thousands)
December 31, 2005 notional value	$23,500	$39,600
New agreements	7,100	18,300
Expired/cancelled agreements	(7,600)	(13,200)

March 31, 2006 notional value	$23,000	$44,700

The fair market value of financial instruments was estimated by discounting expected cash flows using quoted foreign exchange rates as of March 31, 2006 and December 31, 2005. Judgment was employed in developing estimates of fair market value; accordingly, the estimates presented herein are not necessarily indicative of the amounts that the company could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have an effect on the estimated fair market value amounts. At March 31, 2006, the net fair market value of option contracts and the incremental mark-to-market of forward currency agreements are recorded in either other current assets or accrued expenses in the consolidated balance sheet. For the three months ended March 31, 2006, the company reclassified a loss of approximately $0.3 million from accumulated other comprehensive loss to other (income) expense, net or cost of goods sold in the consolidated statement of income as hedged intercompany balances were settled and as anticipated currency needs arose. This reclassification was net of $0.2 million of associated tax effects.

6. Commitments and Contingencies

Legal - In the ordinary course of business, the company is subject to various legal proceedings and claims, including product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes. In addition, the company operates in an industry susceptible to significant patent legal claims. At any given time, in the ordinary course of business, the company is involved as either a plaintiff or defendant in a number of patent infringement actions. If infringement of a third party’s patent were to be determined against the company, the company might be required to make significant royalty or other payments or might be subject to an injunction or other limitation on its ability to manufacture or distribute one or more products. If a patent owned by or licensed to the company were to be determined to be invalid or unenforceable, the company might be required to reduce the value of the patent on the company’s balance sheet and to record a corresponding charge, which could be significant in amount.

The company is subject to numerous federal, state, local and foreign environmental protection laws governing, among other things, the generation, storage, use and transportation of hazardous materials and

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On March 16, 2004, Rochester Medical Corporation, Inc. filed a complaint against the company, another manufacturer and two group purchasing organizations under the caption Rochester Medical Corporation, Inc. v. C. R. Bard, Inc., et al. (Civil Action No. 304 CV 060, United States District Court, Eastern District of Texas). The plaintiff alleges that the company and the other defendants conspired to exclude it from the market and to maintain the company’s market share by engaging in conduct in violation of state and federal antitrust laws. The plaintiff also has asserted claims for business disparagement, common law conspiracy and tortious interference with business relationships. The plaintiff seeks injunctive relief and money damages in an unspecified amount. The company intends to defend this matter vigorously. The parties are currently engaged in discovery. Because the litigation is in a preliminary stage, the company cannot assess the likelihood of an adverse outcome or determine an estimate, or a range of estimates, of potential damages. The company cannot give any assurances that this matter will not have a material adverse impact on the company’s results of operations in a future period or the company’s financial position or liquidity.

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

Medicon, Inc. - The Osaka Regional Taxation Bureau is currently auditing the fiscal 2001 - 2005 tax years of Medicon, Inc., the company’s Japanese joint venture. Because the audit is in the preliminary stages, the company cannot assess the likelihood of an adverse outcome at this time. The company believes that an adverse outcome would not have a material impact on the company’s financial position or liquidity but may be material to the amount of joint venture net income (loss) that may be recognized in a future period.

7. Stock Ownership Plans

The company may grant a variety of share-based payments under the 2003 Long Term Incentive Plan of C. R. Bard, Inc., (the “2003 Plan”), and the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc., (the “Directors’

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plan”), to certain directors, officers and employees. The total number of remaining shares at March 31, 2006 that may be issued under the 2003 Plan is 2,690,342 and under the Directors’ Plan is 38,366. At the company’s Annual Meeting of Shareholders on April 19, 2006, the shareholders authorized an additional 2,500,000 shares for issuance under the 2003 Plan and 100,000 shares under the Directors’ Plan. Awards under the 2003 Plan may be in the form of stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, unrestricted stock and other stock-based awards. Awards under the Directors’ Plan may be in the form of stock awards, stock options or stock appreciation rights. The company has two employee share purchase programs.

Effective January 1, 2006, the company began recording compensation expense associated with stock options in accordance with FAS 123R, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to the adoption of FAS 123R, the company accounted for share-based payments according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The company adopted the modified prospective transition method provided for under FAS 123R and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with share-based payments now includes (1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”), and (2) quarterly amortization related to all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. In addition, the company records expense over the payroll withholding period and the requisite service period, respectively, in connection with (1) shares issued under its employee stock purchase plan and (2) other share-based payments under the 2003 Plan and Directors’ Plan. Prior to the adoption of FAS 123R, the company recorded forfeitures as incurred. Upon adoption of FAS 123R, compensation expense for all share-based payments includes an estimate for forfeitures and is recognized over the expected term of the share-based awards using the straight-line method. The impact of this change on prior period compensation cost was immaterial. Prior to the company’s adoption of FAS 123R, benefits for tax deductions in excess of recognized compensation costs were reported as operating cash flows. FAS 123R requires that they be recorded as a financing cash inflow rather than as a reduction of taxes paid.

Amounts recognized in the financial statements for equity-based compensation are as follows:

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005
	(dollars in millions)
Total cost of share-based payment plans	$9.9	$2.1
Amounts capitalized in inventory and fixed assets	0.4	—
Amounts recognized in income for amounts previously capitalized in inventory and fixed assets	—	—
Amounts charged against income before income tax benefit	$9.5	$2.1
Amount of related income tax benefit recognized in income	$3.3	$0.7

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following information illustrates the effect on net income and earnings per share if the company had applied the fair market value recognition provisions of FAS 123R for the three months ended March 31, 2005:

For the Three Months Ended March 31, 2005
(dollars in millions except per share amounts)
Net income as reported	$81.3
Pro forma after-tax impact of options at fair value	4.2

Pro forma net income adjusted	$77.1

Basic earnings per share as reported	$0.78

Diluted earnings per share as reported	$0.75

Pro forma basic earnings per share	$0.73

Pro forma diluted earnings per share	$0.71

Stock Options - The company grants stock options to directors and certain officers and employees with exercise prices no less than the fair market value of the company’s common stock on the date of grant. These stock option awards generally have requisite service periods between two and five years and ten-year contractual terms. Certain stock awards provide for accelerated vesting after a minimum of two years if certain performance conditions are met. The following table summarizes information regarding total stock option activity and amounts for the three months ended March 31, 2006:

	For the Three Months Ended March 31, 2006
Options	Number of Shares	Wt. Avg. Ex. Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding—Beginning of period	8,832,396	$38.67
Granted	14,000	$60.81
Exercised	(185,578)	$29.81
Canceled	(46,115)	$54.63

Outstanding—End of period	8,614,703	$38.81	6.9	$252.1

Exercisable—End of period	5,994,104	$31.71	6.2	$218.0

Beginning in the third quarter of 2005, the company changed its methodology for calculating the fair value of stock option grants to a binomial-lattice option valuation model from the Black-Scholes option-pricing model. The binomial-lattice model considers characteristics of fair value option pricing that are not available under the Black-Scholes model. Similar to the Black-Scholes model, the binomial-lattice model takes into account variables such as volatility, dividend yield rate and risk-free interest rate. However, in addition, the binomial-lattice model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life and the probability of termination or retirement of the optionholder in computing the value of the option. For these reasons, the company believes that the binomial-lattice model is more representative of fair value.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair market value of stock options granted for the three months ended March 31, 2005 was estimated on the date of grant using the Black-Scholes model. The following table outlines the assumptions used to estimate the fair market value of the company’s stock option grants for the three months ended March 31, 2006 and 2005:

	For the Three Months Ended March 31, 2006 (Binomial-Lattice model)	For the Three Months Ended March 31, 2005 (Black-Scholes model)
Dividend yield	0.7%	0.8%
Risk-free interest rate	2.95%-4.00%	4.13%
Expected option life in years	6.3	5.5
Expected volatility	25%	27%

The weighted average per share fair market value of stock options granted for the three months ended March 31, 2006 and 2005 was $17.42 and $21.00, respectively. Total compensation expense related to stock options was $6.2 million for the three months ended March 31, 2006. As of March 31, 2006, there was approximately $22.9 million of total unrecognized compensation costs related to nonvested stock options. These costs are expected to be recognized over a weighted-average period of approximately one year. During the three months ended March 31, 2006, 132,150 options vested with a weighted-average fair value of $9.35.

Cash received from option exercises under all share-based payment arrangements for the three months ended March 31, 2006 and 2005 was $6.1 million and $18.5 million, respectively. The actual tax benefit realized for the tax deductions from option exercise of share-based payment arrangements totaled $2.2 million and $11.3 million for the three months ended March 31, 2006 and 2005, respectively.

The company has no formal policy related to the repurchase of shares for the purpose of satisfying share-based compensation obligations. However, the company has a practice of repurchasing shares, from time to time, on the open market to satisfy such obligations. The company has sufficient treasury shares to satisfy expected share requirements for the next annual period.

Restricted Stock, Restricted Stock Units and Other Stock-Based Awards—The company may grant restricted stock, restricted stock units or stock awards to certain employees and directors.

Nonvested Restricted Stock Awards—Restricted stock is issued to the participants on the date of grant, entitling the participants to dividends and the right to vote their respective shares. Restrictions limit the sale or transfer of shares until vested. The fair market value of these restricted shares on the date of grant is amortized to expense ratably over the requisite service period. Currently, outstanding restricted stock grants have requisite service periods of between five and seven years. The company recorded compensation expense related to restricted stock of $0.9 million and $0.6 million for the three months ended March 31, 2006 and 2005 respectively. As of March 31, 2006, there was approximately $12.6 million of total unrecognized compensation costs related to nonvested restricted stock awards. These costs are expected to be recognized over a weighted-average period of approximately four years. The following table details the activity in the nonvested restricted stock awards for the three months ended March 31, 2006:

	For the Three Months Ended March 31, 2006
	Number of Shares	Wt. Avg. Grant Date Fair Value
Outstanding - Beginning of period	366,796	$56.12
Granted	900	$64.22
Vested	(801)	$65.74
Forfeited	(2,010)	$65.77

Outstanding - End of period	364,885	$56.06

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nonvested Restricted Stock Unit Awards—The company may grant restricted stock units to certain executive officers and employees. Certain restricted stock units have performance features. Subsequent to meeting applicable performance criteria, restricted stock units have requisite service periods of between five and seven years. No voting or dividend rights are associated with these grants until the underlying shares are issued upon vesting. Dividend equivalents are paid on certain restricted stock units until the underlying shares are issued. Total compensation expense related to these awards was $0.7 million and $0.6 million for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, there was approximately $19.8 million of total unrecognized compensation costs related to nonvested restricted stock unit awards. These costs are expected to be recognized over a weighted-average period of approximately six years. The following table details the activity in the nonvested restricted stock unit awards for the three months ended March 31, 2006:

	For the Three Months Ended March 31, 2006
	Number of Shares	Wt. Avg. Grant Date Fair Value
Outstanding - Beginning of period	386,202	$45.03
Granted	154,947	$66.02
Vested	(390)	$65.35
Forfeited	(25,615)	$44.09

Outstanding - End of period	515,144	$51.38

Nonvested Stock Awards—The company may grant stock awards to directors. Shares have been granted at no cost to the recipients and are generally distributed to a director in his or her year of election and vest on a pro rata basis in each year of his or her term, although such awards may be granted with other terms. The fair market value of these awards is charged to compensation expense over the directors’ terms. Restrictions limit the sale or transfer of stock awards until the awarded stock vests and until an additional two-year period lapses. Dividends are paid on these shares and recipients have the right to vote their respective shares when the shares are distributed. Total compensation expense related to these awards was $46,000 the three months ended March 31, 2006. As of March 31, 2006, there was approximately $0.1 million of total unrecognized compensation costs related to nonvested stock awards. These costs are expected to be recognized over a weighted-average period of approximately two years. The following table details the activity in the nonvested stock awards for the three months ended March 31, 2006:

	For the Three Months Ended March 31, 2006
	Number of Shares	Wt. Avg. Grant Date Fair Value
Outstanding - Beginning of period	2,800	$66.37
Granted	—
Vested	—
Forfeited	—

Outstanding - End of period	2,800	$66.37

Stock Purchase Program and Plans

Management Stock Purchase Program—The company maintains a management stock purchase program under the 2003 Plan (together with a predecessor stock purchase plan, the “MSPP”). Under the MSPP, employees at a specified level and above may purchase, with their eligible annual bonus, common stock units at a 30% discount from the lower of the price of the common stock on July 1 of the previous year or on the date of

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchase, which occurs on the date bonuses are paid. The company’s predecessor plan provided for the purchase of shares of the company’s common stock. Employees are required to utilize at least 25% of their eligible annual bonuses to purchase common stock units under the MSPP to the extent they have not satisfied certain stock ownership guidelines. MSPP shares or units are restricted from sale or transfer for a requisite service period of four years from the purchase date or until retirement. Only shares or units valued in the amount of the 30% discount are forfeited if the employee’s employment terminates during the requisite service period. Dividends or dividend-equivalents are paid on MSPP shares or units, and the participant has the right to vote all MSPP shares. The difference between the market price and the purchase price at the purchase date is amortized ratably over the requisite service period. The following table details the activity in the MSPP for the three months ended March 31, 2006:

	For the Three Months Ended March 31, 2006
	Number of Shares	Wt. Avg. Grant Date Fair Value
Outstanding - Beginning of period	257,967	$47.53
Purchased	65,300	$60.81
Vested	(2,874)	$42.32
Forfeited	(3,770)	$56.97

Outstanding - End of period	316,623	$50.20

Prior to the adoption of FAS 123R, the company had a policy of recording compensation expense related to MSPP discounts over the four-year requisite service period. As a result of adopting FAS 123R, based on the company’s practice of fully vesting these discounts on retirement for certain officers and executives, the company has begun to expense immediately these discounts upon purchase for certain officers and executives. The company recorded approximately $0.5 million of compensation expense in the three months ended March 31, 2006 related to this policy change. In total, the company recognized approximately $1.4 million and $0.9 million of compensation expense for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, there was approximately $9.2 million of total unrecognized compensation costs related to nonvested MSPP shares and units. These costs are expected to be recognized over a weighted-average period of approximately three years.

Employee Stock Purchase Plan—Under the company’s 1998 Employee Stock Purchase Plan of C. R. Bard, Inc. (“ESPP”), domestic employees and certain foreign employees can purchase Bard stock at a 15% discount to the lesser of the market price on the beginning or ending date of the six-month periods ending June 30 and December 31 of each year. Employees may elect to make after-tax payroll deductions of 1% to 10% of compensation as defined by the plan up to a maximum of $25,000 per year. The ESPP is intended to meet the requirements of Section 423 of the Internal Revenue Code of 1986, as amended. At March 31, 2006, 88,691 shares remained available for purchase under the ESPP. At the company’s Annual Meeting of Shareholders on April 19, 2006, the shareholders authorized an additional 250,000 shares for issuance under the ESPP. Prior to the adoption of FAS 123R, the company recorded no compensation expense for the ESPP. Employee payroll deductions are for six-month periods beginning each January 1 and July 1. Shares of the company’s common stock are purchased on June 30 or December 31 or the following business day, unless either the purchase of such shares was delayed at the election of the participant or the participant’s employment was terminated. Purchased shares are restricted for sale or transfer for a six-month period. All participant funds received prior to the ESPP purchase dates are held as company liabilities without interest or other increment. No dividends are paid on employee contributions until shares are purchased. On January 3, 2006, 47,282 shares related to the July 1, 2005 through December 31, 2005 accumulation period were purchased under the ESPP at approximately $55.31 per share.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Beginning January 1, 2006 with the company’s adoption of FAS 123R, the company began to record compensation expense for the ESPP. The company valued the ESPP option utilizing the Black-Scholes model. The following table outlines the assumptions used:

For the Three Months Ended March 31, 2006
Dividend yield	0.35%
Risk-free interest rate	4.47%
Expected option life in years	0.5
Expected volatility	16%

The value of the ESPP option calculated as of January 3, 2006 was $13.23. The requisite service period for the ESPP is the six-month period ending June 30, 2006. Total compensation expense related to these awards was $0.3 million for the three months ended March 31, 2006.

8. Segment Information

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

	Three Months Ended March 31,
	2006	2005
	(dollars in thousands)
Net sales:
United States	$330,000	$300,400
Europe	82,200	79,300
Japan	25,000	22,500
Rest of world	30,300	26,400

Total net sales	$467,500	$428,600

Income before tax provision	$109,900	$111,200

Long-lived assets	$1,017,300	$988,900

Capital expenditures	$20,300	$23,300

Depreciation and amortization	$16,600	$16,700

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents net sales by disease state management.

	Three Months Ended March 31,
	2006	2005
	(dollars in thousands)
Net sales:
Vascular	$113,700	$104,300
Urology	134,300	127,400
Oncology	111,000	93,200
Surgical Specialties	88,100	85,600
Other products	20,400	18,100

Total net sales	$467,500	$428,600

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The company is engaged in the design, manufacture, packaging, distribution and sale of medical, surgical, diagnostic and patient care devices. The company sells a broad range of products to hospitals, individual health care professionals, extended care health facilities and alternate site facilities in the United States and abroad, principally in Europe and Japan. In general, the company’s products are intended to be used once and then discarded or implanted either temporarily or permanently.

The company reports its sales around the concept of disease state management in four major product group categories: vascular, urology, oncology and surgical specialties. The company also has a product group of other products. The company strives to have a leadership position in all of its markets. Approximately 81% of the company’s net sales in 2005 were derived from products in which the company had a number one or number two market leadership position. See the “Net Sales” discussion below for an explanation of net sales.

The company’s key growth initiatives include continued focus on research and development, the further expansion of its sales organization, business development activities and improved manufacturing efficiencies. The company’s margins and net income are driven by the company’s ability to generate sales of its products and improve operating efficiency. The company’s ability to improve sales over time depends in part upon its success in developing and marketing new products. In this regard, the company has strategically increased funding of research and development activities in recent years, with a focus on products and markets that are growing faster than 8% annually. In 2005, the company spent approximately $114.6 million on research and development, an increase of approximately 115% from research and development spending of approximately $53.4 million in 2001. For the quarter ended March 31, 2006, the company spent approximately $38.6 million on research and development, an increase of approximately 41.9% from research and development spending of approximately $27.2 million in the quarter ended March 31, 2005. The research and development expense for the three months ended March 31, 2006 included purchased R&D of $10.4 million. In light of the complexity of the process of developing and bringing new products to market, the company expects a lag of as much as several years before the results of increased research and development spending are reflected in increased net sales. In addition, there can be no assurance that research and development activities will successfully generate new products or that new products will be successful in the market.

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

The company also plans to generate increased sales through selective acquisitions of businesses, products and technologies. In general, the company focuses on small- to medium-size acquisitions of products and technologies that complement the company’s existing product portfolio. In addition, the company may from time to time selectively consider acquisitions of larger, established companies under appropriate circumstances. From time to time, the company may divest lines of business in which the company is not able to reasonably attain or maintain a leadership position or for other strategic reasons. The company has completed five transactions to date in 2006, including the acquisition of Venetec International, Inc.

The company has a comprehensive program aimed at improving manufacturing efficiencies. This program has built on the company’s past restructuring activities and has resulted in sustained improvement of both margins and cash flow. Gross margins as a percentage of net sales improved by 140 basis points in 2005 as compared to 2004. Gross margins as a percentage of net sales improved by 10 basis points in the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005 (see “Costs and Expenses” below for further discussion comparing cost of goods sold for these periods). The improved cash flow associated with these activities provides additional funding for the company’s research and development activities and other growth initiatives discussed above.

Results of Operations

Net Sales

The company’s revenues are generated from sales of the company’s products, net of discounts, returns, rebates and other allowances. Bard reported consolidated net sales for the first quarter ended March 31, 2006 of $467.5 million, an increase of 9% on a reported basis over first quarter ended March 31, 2005 consolidated net sales of $428.6 million. For the first quarter ended March 31, 2006, net sales increased 11% on a constant currency basis over the prior year period (see “Management’s Use of Non-GAAP Measures” below).

The geographic breakdown of net sales by the location of the third-party customer for the three months ended March 31, 2006 and 2005, respectively, is set forth below.

	2006	2005
United States	71%	70%
Europe	18%	19%
Japan	5%	5%
Rest of world	6%	6%

Total net sales	100%	100%

Price reductions had the effect of decreasing consolidated net sales for the quarter ended March 31, 2006 by 0.1% compared to the same period in the prior year. Exchange rate fluctuations had the effect of decreasing consolidated net sales for the quarter ended March 31, 2006 by 1.7% as compared to the same period in the prior year. The primary exchange rate movement that impacts net sales is the movement of the Euro compared to the U.S. dollar. The impact of exchange rate movements on net sales is not indicative of the impact on net earnings due to the offsetting impact of exchange rate movements on operating costs and expenses, costs incurred in other currencies and the company’s hedging activities.

Bard’s first quarter ended March 31, 2006 U.S. net sales of $330.0 million increased 10% over the first quarter ended March 31, 2005 U.S. net sales of $300.4 million. Bard’s first quarter ended March 31, 2006 international net sales of $137.5 million increased 7% on a reported basis and 13% on a constant currency basis over first quarter ended March 31, 2005 international net sales of $128.2 million. Within the international category for the quarter ended March 31, 2006, European net sales grew 4% on a reported basis (14% on a constant currency basis) over the quarter ended March 31, 2005. Net sales on a constant currency basis is a non-GAAP measure and not a replacement for GAAP results (see “Management’s Use of Non-GAAP Measures” below).

Presented below is a discussion of consolidated net sales by disease state for the three months ended March 31, 2006 and 2005.

Product Group Summary of Net Sales

	For the Three Months Ended March 31,
	2006	2005	Change	Constant Currency
	(dollars in thousands)
Vascular	$113,700	$104,300	9%	12%
Urology	134,300	127,400	5%	7%
Oncology	111,000	93,200	19%	21%
Surgical Specialties	88,100	85,600	3%	4%
Other	20,400	18,100	13%	13%

Total net sales	$467,500	$428,600	9%	11%

Vascular Products - Bard markets a wide range of products for the peripheral vascular market, including endovascular products, electrophysiology products and surgical graft products. Consolidated net sales for the quarter ended March 31, 2006 of vascular products increased 9% on a reported basis (12% on a constant currency basis) compared to the prior year’s first quarter. U.S. net sales for the quarter ended March 31, 2006 of vascular products grew 9% compared to the prior year’s first quarter. International net sales for the quarter ended March 31, 2006 increased 9% on a reported basis (15% on a constant currency basis) compared to the prior year’s first quarter. The vascular group is the company’s most global business, with international net sales comprising 45% of consolidated net sales of vascular products for the quarter ended March 31, 2006.

Consolidated net sales for the quarter ended March 31, 2006 of endovascular products increased 13% on a reported basis (15% on a constant currency basis) compared to the prior year’s first quarter. The company’s percutaneous transluminal angioplasty (“PTA”) balloon catheter, stent graft and biopsy product lines contributed to the growth in this category.

Consolidated net sales for the quarter ended March 31, 2006 of electrophysiology products increased 13% on a reported basis (17% on a constant currency basis) compared to the prior year’s first quarter. Strong sales performance in the company’s electrophysiology laboratory systems, steerable diagnostic catheter lines and an emerging line of products for the diagnosis of atrial fibrillation have driven the growth in electrophysiology products for the quarter ended March 31, 2006.

Consolidated net sales for the quarter ended March 31, 2006 of surgical graft products decreased 2% on a reported basis and remained flat on a constant currency basis compared to the prior year’s first quarter. Declining sales in the company’s line of dialysis access grafts impacted growth for the quarter ended March 31, 2006.

Urology Products - Bard markets a wide range of products for the urology market, including basic drainage products, continence products, pelvic floor reconstruction products and urological specialty products. Consolidated net sales for the quarter ended March 31, 2006 of urology products were $134.3 million, an increase of 5% on a reported basis (7% on a constant currency basis) compared to the prior year’s first quarter. U.S. net sales of urology products represented 72% of consolidated net sales of urology products for the quarter ended March 31, 2006 and grew 6% compared to the prior year’s first quarter. International net sales for the quarter ended March 31, 2006 of urology products increased 4% on a reported basis (9% on a constant currency basis) compared to the prior year’s first quarter.

Basic drainage products, including Foley catheters, represent the foundation of the company’s urology business. Consolidated net sales for the quarter ended March 31, 2006 of basic drainage products increased 7% on a reported basis (8% on a constant currency basis) compared to the prior year’s first quarter. Consolidated net sales for the quarter ended March 31, 2006 of infection control Foley catheter products grew 19% on both a reported basis and constant currency basis compared to the prior year’s first quarter.

Consolidated net sales for the quarter ended March 31, 2006 of urological specialty products, which include brachytherapy products and services, decreased 5% on a reported basis (4% on a constant currency basis) compared to the prior year’s first quarter.

Consolidated net sales for the quarter ended March 31, 2006 of continence products increased 17% on a reported basis (20% on a constant currency basis) compared to the prior year’s first quarter. The company’s surgical continence, continence bulking and pelvic floor reconstruction product lines provided the growth in the continence category.

Oncology Products - The company’s oncology products include specialty access products used primarily for chemotherapy. Consolidated net sales for the quarter ended March 31, 2006 of oncology products grew 19% on a reported basis (21% on a constant currency basis) compared to the prior year’s first quarter. U.S. net sales for the quarter ended March 31, 2006 of oncology products grew 21% compared to the prior year’s first quarter. International net sales for the quarter ended March 31, 2006 of oncology products grew 14% on a reported basis

(21% on a constant currency basis) compared to the prior year’s first quarter. The company’s specialty access ports, peripherally-inserted central catheters (“PICCs”), and vascular access ultrasound devices contributed to the strong net sales growth in the oncology category in the quarter ended March 31, 2006.

Surgical Specialty Products - Consolidated net sales for the quarter ended March 31, 2006 of surgical specialty products increased 3% on a reported basis (4% on a constant currency basis) compared to the prior year’s first quarter. Surgical specialty products include soft tissue repair, performance irrigation and hemostasis product lines. U.S. net sales for the quarter ended March 31, 2006 of surgical specialty products increased 3% compared to the prior year’s first quarter. International net sales for the quarter ended March 31, 2006 of surgical specialty products increased 4% on a reported basis (9% on a constant currency basis) compared to the prior year’s first quarter.

Consolidated net sales for the quarter ended March 31, 2006 of soft tissue repair products were flat on a reported basis and grew 1% on a constant currency basis compared to the prior year’s first quarter. Overall growth of the company’s soft tissue repair products has moderated in recent periods with the maturation of the ventral hernia repair market in the United States.

In the fourth quarter 2005, the company initiated a voluntary product recall of its Bard® Composix® Kugel® Mesh X-Large Patch intended for ventral hernia repair. Following the recall, the U.S. Food and Drug Administration (“FDA”) conducted a follow-up inspection and issued an FDA Form-483 identifying certain observations. The company is in the process of addressing these observations and cannot give any assurances that the FDA will be satisfied with the company’s response. In the first quarter of 2006, the company expanded the number of recalled products by three to include other large sizes of the Bard® Composix® Kugel® Mesh patch that could be subject to the same failure mode.

Other Products - The other product group includes irrigation, wound drainage and certain original equipment manufacturers’ (OEM) products. Consolidated net sales of other products for the quarter ended March 31, 2006 were $20.4 million, an increase of 13% on both a reported basis and constant currency basis compared to the prior year’s first quarter.

Costs and Expenses

The company’s costs and expenses consist of costs of goods sold, marketing, selling and administrative expense, research and development expense, interest expense and other (income) expense, net. Costs of goods sold consist principally of the manufacturing and distribution costs of the company’s products. Marketing, selling and administrative expense consists principally of the costs associated with the company’s sales and administrative organizations. Research and development expense consists principally of expenses incurred with respect to internal research and development activities, milestone payments for third-party research and development activities and purchased R&D costs arising from the company’s business development activities. Interest expense consists of interest charges on indebtedness. Other (income) expense, net consists principally of interest income, foreign exchange gains and losses and other items, some of which may impact the comparability of the company’s results of operations between periods. In January 2006, the company adopted FAS 123R, which impacts the comparability of cost of goods sold, marketing, selling and administrative expense, and research and development expense between periods. See Note 7 in the notes to condensed consolidated financial statements included in this Form 10-Q.

The following is a summary of major costs and expenses as a percentage of net sales for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,
	2006	2005
Cost of goods sold	38.4%	38.5%
Marketing, selling and administrative expense	30.5%	30.0%
Research and development expense	8.3%	6.4%
Interest expense	1.0%	0.7%
Other (income) expense, net	(1.7)%	(1.5)%

Total costs and expenses	76.5%	74.1%

Cost of goods sold - The company’s cost of goods sold as a percentage of net sales for the quarter ended March 31, 2006 was 38.4%, a reduction of 10 basis points from the cost of goods sold as a percentage of net sales for the quarter ended March 31, 2005 of 38.5%. The adoption of FAS 123R increased cost of goods sold as a percentage of net sales by 10 basis points. Overall, the rate of improvement of cost of goods sold as a percentage of net sales due to manufacturing efficiencies has moderated in recent periods.

Marketing, selling and administrative expense - The company’s marketing, selling and administrative costs as a percentage of net sales for the quarter ended March 31, 2006 was 30.5%. Marketing, selling and administrative costs as a percentage of net sales for the quarter ended March 31, 2005 was 30.0%. The adoption of FAS 123R increased marketing, selling and administrative costs as a percentage of net sales for the quarter ended March 31, 2006 by 140 basis points, partially offset by tight spending controls in other marketing, selling, and administrative areas.

Research and development expense - Research and development expenses are comprised of expenses related to internal research and development activities, milestone payments for third-party research and development activities and purchased R&D costs arising from the company’s business development activities. The components of internal research and development expenses include: salary and benefits, allocated overhead and occupancy costs, clinical trial and related clinical manufacturing costs, contract services and milestone payments for third-party research and development. All research and development costs are expensed as incurred. Research and development expenditures for the quarter ended March 31, 2006 of $38.6 million represented a 42% increase from the prior year’s quarter expenditures of $27.2 million. Included in the research and development expenses in the first quarter ended March 31, 2006 was purchased R&D of approximately $10.4 million pretax. Additionally, the adoption of FAS 123R increased research and development expense by approximately $0.4 million in the first quarter ended March 31, 2006.

Interest expense - Interest expense for the quarter ended March 31, 2006 increased to $4.7 million from $3.1 million for the quarter ended March 31, 2005, due to increased borrowings.

Other (income) expense, net - The table below presents the components of other (income) expense, net for the three months ended March 31, 2006 and 2005.

	2006	2005
	(dollars in thousands)
Interest income	$(7,800)	$(3,500)
Foreign exchange (gains) losses	(300)	—
Investment gains	—	(3,200)
Other, net	400	300

Total other (income) expense, net	$(7,700)	$(6,400)

Interest income - For the three months ended March 31, 2006, interest income was approximately $7.8 million compared to approximately $3.5 million for the three months ended March 31, 2005. The increase in 2006 was due to higher interest rates and investment balances.

Investment gains - For the three months ended March 31, 2005, other (income) expense, net included pretax income of approximately $3.2 million resulting from a milestone payment related to the company’s sale of an investment during the second quarter of 2004.

Income tax provision - The following is a reconciliation between the effective tax rates and the statutory rates for the three months ended March 31, 2006 and 2005:

	2006	2005
U.S. federal statutory rate	35%	35%
State income taxes, net of federal benefit	1%	2%
Operations taxed at less than U.S. rate	(11)%	(9)%
Other, net	1%	(1)%

Effective tax rate	26%	27%

The company’s effective tax rate for the three months of operations ended March 31, 2006, decreased to 26% compared to 27% for the same period in 2005. This is primarily due to the impact of FAS 123R expense as well as the purchased R&D charges.

Net Income and Earnings Per Share

Bard reported consolidated net income for the quarter ended March 31, 2006 of $81.1 million. Consolidated net income for the quarter ended March 31, 2005 was $81.3 million. Bard reported diluted earnings per share for the quarter ended March 31, 2006 of $0.76, an increase of 1% from diluted earnings per share for the quarter ended March 31, 2005 of $0.75.

As described above under “Costs and Expenses — Other (income) expense, net,” certain items in the three months ended March 31, 2006 and 2005 impact the comparability of the company’s results of operations between periods.

Liquidity and Capital Resources

The company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Significant factors affecting the management of liquidity are: cash flows generated from operating activities, capital expenditures, investments in businesses and technologies, cash dividends and common stock repurchases. Cash provided from operations continues to be the company’s primary source of funds. Should it be necessary, the company believes it could borrow adequate funds at competitive terms. The table below summarizes liquidity measures for Bard as of March 31, 2006 and 2005.

	2006	2005
	(dollars in millions)
Cash and cash equivalents	$596.4	$555.6
Short-term investments	102.4	4.6

Subtotal	$698.8	$560.2

Working capital	$669.7	$698.3

Current ratio	2.21/1	2.83/1

Total debt	$266.4	$151.5

Net cash position	$432.4	$408.7

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

The following table provides cash flow data for the three months ended March 31, 2006 and 2005.

	2006	2005
	(dollars in millions)
Net cash provided by operating activities	$66.0	$93.7

Net cash used in investing activities	$(139.7)	$(73.6)

Net cash used in financing activities	$(85.6)	$(3.4)

Operating activities - For the three months ended March 31, 2006, the company generated $66.0 million cash flow from operations, $27.7 million less than the cash flow from operations reported for the three months ended March 31, 2005. This decrease is due primarily to a tax payment made in the first quarter of 2006 related to the company’s repatriation of foreign earnings in 2005. For the three months ended March 31, 2006, net income of $81.1 million decreased $0.2 million over net income reported for the three months ended March 31, 2005. Adjustments to reconcile net income to net cash provided by operating activities were $(15.1) million and $12.4 million for the three months ended March 31, 2006 and 2005, respectively. Depreciation expense was approximately $10.7 million for the three months ended March 31, 2006 and $10.2 million for the three months ended March 31, 2005. Amortization expense was approximately $5.9 million for the three months ended March 31, 2006 and $6.5 million for the three months ended March 31, 2005.

Investing activities - For the three months ended March 31, 2006, the company used $139.7 million in cash for investing activities, $66.1 million more than the $73.6 million used for investing activities reported for the three months ended March 31, 2005. Capital expenditures amounted to $20.3 million and $23.3 million for the three months ended March 31, 2006 and 2005, respectively. The company spent approximately $21.1 million for the three months ended March 31, 2006 and $53.5 million for the three months ended March 31, 2005 for the acquisition of businesses, patents, trademarks, purchase rights and other related items to augment its existing product lines. These cash expenditures were financed primarily with cash from operations and short-term borrowings.

On April 7, 2006 the company acquired Venetec International, Inc. (“Venetec”), for a purchase price of approximately $166 million, which was paid using cash on hand. Venetec, located in San Diego, California, markets the StatLock® line of catheter securement products.

Financing activities - For the three months ended March 31, 2006, the company used $85.6 million in cash for financing activities, $82.2 million more than the $3.4 million used in financing activities reported for the three months ended March 31, 2005. Cash flow related to financing activities included changes in borrowings, equity proceeds related to option exercises, purchases of company stock and dividend payments. Total debt was $266.4 million at March 31, 2006 and $151.5 million at March 31, 2005. Total debt to total capitalization was 14.3% and 9.4% at March 31, 2006 and 2005, respectively. For the three months ended March 31, 2006, the company spent approximately $47.8 million to purchase 753,000 shares of common stock of the company. For the three months ended March 31, 2005, the company spent approximately $20.6 million to purchase 300,000 shares of common stock of the company. At March 31, 2006, a total of $452.2 million remains under the company’s $500 million share purchase authorization approved by the Board of Directors in 2005. The company paid cash dividends of $0.13 per share in the three months ended March 31, 2006 and $0.12 per share in the three months ended March 31, 2005.

The company has in place a domestic syndicated bank credit facility totaling $400 million that supports the commercial paper program and can be used for other general corporate purposes. The credit facility expires in May 2009 and includes pricing based on the company’s long-term credit rating. There were no outstanding commercial paper borrowings at March 31, 2006 and 2005, respectively. In addition, on October 21, 2005, a wholly owned foreign subsidiary of the company entered into a $250 million syndicated bank credit facility to be used for general corporate needs, including in support of the company’s decision in 2005 to repatriate undistributed foreign earnings under the AJCA. Loans under the facility bear interest at the company’s option at a fixed spread to LIBOR or the higher of prime rate and 0.50% over the federal funds rate. The facility expires in October 2008. At March 31, 2006, there were $115.0 million of outstanding borrowings under the facility.

At March 31, 2006, the company had $150 million of unsecured notes outstanding. The notes mature in 2026 and pay a semi-annual coupon of 6.70%. The coupon interest closely approximates the effective annual cost of the notes. The 6.70% notes due 2026 may be redeemed at the option of the note holders on December 1, 2006 at a redemption price equal to the principal amount. In accordance with FAS No. 78, Classification of Obligations that are Callable by the Creditor, the company has classified these notes as current. If the note holders do not exercise their option on December 1, 2006, the option will expire and the notes will revert to a long-term classification. Assuming the notes are held to maturity, the market value of the notes approximates $160.5 million at March 31, 2006.

At March 31, 2006, the company’s long-term debt was rated “A” by Standard and Poor’s and “Baa1” by Moody’s, and the company’s commercial paper ratings were “A-1” by Standard and Poor’s and “P-2” by Moody’s. The company believes that this overall financial strength gives Bard sufficient financing flexibility.

Commitments and Contingencies

Legal - On March 16, 2004, Rochester Medical Corporation, Inc. filed a complaint against the company, another manufacturer and two group purchasing organizations under the caption Rochester Medical Corporation, Inc. v. C. R. Bard, Inc., et al. (Civil Action No. 304 CV 060, United States District Court, Eastern District of Texas). The plaintiff alleges that the company and the other defendants conspired to exclude it from the market and to maintain the company’s market share by engaging in conduct in violation of state and federal antitrust laws. The plaintiff also has asserted claims for business disparagement, common law conspiracy and tortious interference with business relationships. The plaintiff seeks injunctive relief and money damages in an unspecified amount. The company intends to defend this matter vigorously. The parties are currently engaged in discovery. Because the litigation is in a preliminary stage, the company cannot assess the likelihood of an adverse outcome or determine an estimate, or a range of estimates, of potential damages. The company cannot give any assurances that this matter will not have a material adverse impact on the company’s results of operations in a future period or the company’s financial position or liquidity.

Medicon, Inc. - The Osaka Regional Taxation Bureau is currently auditing the fiscal 2001 - 2005 tax years of Medicon, Inc., the company’s Japanese joint venture. Because the audit is in the preliminary stages, the company cannot assess the likelihood of an adverse outcome at this time. The company believes that an adverse outcome would not have a material impact on the company’s financial position or liquidity, but may be material to the amount of joint venture net income (loss) that may be recognized in a future period.

Management’s Use of Non-GAAP Measures

“Net sales on a constant currency basis” is a non-GAAP financial measure. The company analyzes net sales on a constant currency basis to better measure the comparability of results between periods. Because changes in foreign currency exchange rates have a non-operating impact on net sales, the company believes that evaluating growth in net sales on a constant currency basis provides an additional and meaningful assessment of net sales. Constant currency growth rates are calculated by translating the prior year’s local currency sales by the current period’s exchange rate. Constant currency growth rates are not indicative of changes in corresponding cash flows. The limitation of non-GAAP measures is that they do not reflect results on a standardized reporting basis. Non-GAAP financial measures are intended to supplement the applicable GAAP disclosures and should not be viewed as a replacement of GAAP results.

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

Stock-Based Compensation - The company accounts for share-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123R”), as interpreted by SEC Staff Accounting Bulletin No. 107. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the company’s stock price volatility and employee stock option exercise behaviors.

The company’s expected volatility is based upon weightings of the historical volatility of the company’s stock and the implied volatility from publicly traded options. The company reviews the trading volumes and option life of its publicly traded options in order to determine the appropriate weighting of implied volatility in its valuation calculations. The expected life of share-based awards is based on observed historical exercise patterns and estimates of the company’s achievement of performance milestones which can accelerate vesting.

As stock-based compensation expense recognized in the consolidated statement of income is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Legal reserve estimates - The company is at times involved in legal actions, the outcomes of which are not within the company’s complete control and may not be known for extended periods of time. In some cases, the claimants seek damages, as well as other relief, which, if granted, could require significant expenditures. A liability is recorded in the company’s consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements.

Tax estimates - All income tax amounts reflect the use of the liability method. Under this method, deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The company has filed tax returns with positions that may be challenged by the tax authorities. These positions relate to, among others, the allocation and/or recognition of income on intercompany transactions, the timing and amount of deductions and the tax treatment of acquisitions and divestitures. Although the outcome of tax audits is uncertain, in management’s opinion, adequate provisions for income taxes have been made for potential liabilities resulting from such matters. The company regularly assesses its tax position for such matters and includes reserves for those differences in position. The reserves are utilized or reversed once the statute of limitations has expired or the matter is otherwise resolved. The company believes that the ultimate outcome of these matters will not have a material impact on its financial position or liquidity but may be material to the income tax provision and net income in a future period.

The company operates in multiple taxing jurisdictions, both within the United States and outside the United States. The company faces audits from these various tax authorities regarding the amount of taxes due. Such audits can involve complex issues and may require an extended period of time to resolve. The company’s U.S. federal tax filings have been examined by the IRS for calendar years ending prior to 2000. The company believes all tax differences arising from those audits have been resolved and settled. The company has been notified that an audit of its U.S. federal tax filings for the 2003 and 2004 tax years will commence in the second quarter of 2006. The company’s U.K. affiliates’ tax filings have been examined by Inland Revenue in the United Kingdom for the tax years ending prior to 1999. The company believes all tax differences arising from those audits have been resolved and settled. As of March 31, 2006, the company’s U.K. affiliates’ tax filings for the 1999 through 2003 tax years were under examination by Inland Revenue in the United Kingdom.

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

Valuation of purchased R&D, goodwill and intangible assets - When the company acquires another company, the purchase price is allocated, as applicable, between purchased R&D, other identifiable intangible assets, tangible assets, and goodwill as required by generally accepted accounting principles in the United States. Purchased R&D is defined as the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use. Determining the portion of the purchase price allocated to purchased R&D and other intangible assets requires the company to make significant estimates. The amount of the purchase price allocated to purchased R&D and other intangible assets is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods. For purchased R&D, these methodologies include consideration of the risk of the project not achieving commercial feasibility.

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets, including purchased R&D, of the acquired businesses. Goodwill is tested for impairment annually, or more frequently if changes in circumstances or the occurrence of events suggest an impairment exists. The test for impairment requires the company to make several estimates about fair value, most of which are based on projected future cash flows. The company’s estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on the company’s consolidated balance sheets and the judgment required in determining fair value amounts, including projected future cash flows.

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

Risks and Uncertainties; Cautionary Statement Regarding Forward-Looking Information

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

In addition, there are substantial risks inherent in the medical device business. The company’s business involves the design, development, manufacture, packaging, distribution and sale of life-sustaining medical devices. These devices are often utilized on, or permanently or temporarily implanted in, seriously ill patients in clinically demanding circumstances, such as operating rooms, emergency units, intensive care and critical care settings, among others. These circumstances, among other factors, can cause the products to become associated with adverse clinical events, including patient mortality and injury, and could lead to product liability claims and other litigation, product withdrawals, recalls, field corrections or regulatory enforcement actions relating to one or more of the company’s products, any of which could have a material adverse effect on our business, financial position, liquidity and results of operations. For further discussion of risks applicable to our business, see “Risk Factors” in our annual report on Form 10-K.

Because actual results are affected by these and other risks and uncertainties, the company cautions investors that actual results may differ materially from those expressed or implied. It is not possible to predict or identify all risks and uncertainties, but the most significant factors, in addition to those addressed above, that could adversely affect our business or cause the actual results to differ materially from those expressed or implied include, but are not limited to:

Effective management of and reaction to risks involved in our business, including:

•	the ability to achieve manufacturing or administrative efficiencies, including gross margin benefits from our manufacturing process and supply chain programs as a result of the company’s restructuring, or in connection with the integration of acquired businesses;

•	the effects of negative publicity concerning our products, which could result in product withdrawals or decreased product demand and which could reduce market or governmental acceptance of our products;

•	the ability to identify appropriate companies, businesses and technologies as potential acquisition candidates, to consummate and integrate such transactions or to obtain agreements with favorable terms;

•	the reduction in the number of procedures using our devices caused by customers’ cost-containment pressures or preferences for alternate therapies;

•	the ability to maintain or increase research and development expenditures;

•	the uncertainty of whether increased research and development expenditures and sales force expansion will result in increased sales;

•	the ability to maintain our effective tax rate and uncertainty related to tax audits, appeals and litigation;

•	the risk that the company may not successfully implement its new Enterprise Resource Planning (“ERP”) information system, which could adversely affect the company’s results of operations in future periods or its ability to meet the ongoing requirements of Section 404 of the Sarbanes-Oxley Act of 2002;

•	internal factors, such as retention of key employees, including sales force employees;

•	the ability to achieve earnings forecasts, which are generated based, among other things, on projected volumes and sales of many product types, some of which are more profitable than others;

•	changes in factors and assumptions employed in the application of FAS 123R, or actual results that differ from our assumptions on stock valuation and employee option exercise patterns, which could cause compensation expense recorded in future periods to differ significantly from the compensation expense recorded in the current period and, as a result, materially impact the company’s results of operations;

•	damage to a company facility, which could render the company unable to manufacture a particular product (as the company may utilize only one manufacturing facility for certain of its major products) and may require the company to reduce the output of products at the damaged facility thereby making it difficult to meet product shipping targets; and

•	the potential impairment of goodwill and intangible assets of the company resulting from insufficient cash flow generated from such assets specifically, or our business more broadly, so as to not allow the company to justify the carrying value of the assets.

Competitive factors, including:

•	the trend of consolidation in the medical device industry as well as among our customers, resulting in potentially greater pricing pressures and more significant and complex contracts than in the past, both in the United States and abroad;

•	development of new products or technologies by competitors having superior performance compared to our current products or products under development;

•	technological advances, patents and registrations obtained by competitors that would have the effect of excluding the company from new market segments or preventing the company from selling a product or including key features in the company’s products;

•	attempts by competitors to gain market share through aggressive marketing programs; and

•	reprocessing by third-party reprocessors of our products designed and labeled for single use.

Difficulties and delays inherent in the development, manufacturing, marketing and sale of medical products, including:

•	the ability to complete planned clinical trials successfully, to develop and obtain regulatory approval for products on a timely basis and to launch products on a timely basis within cost estimates;

•	lengthy and costly regulatory approval processes, which may result in lost market opportunities;

•	delays or denials of, or grants of low levels of reimbursement for, procedures using newly developed products;

•	the suspension or revocation of authority to manufacture, market or distribute existing products;

•	the imposition of additional or different regulatory requirements, such as those affecting manufacturing and labeling;

•	performance, efficacy or safety concerns for existing products, whether scientifically justified or not, that may lead to product recalls, withdrawals, litigation or declining sales, including adverse events relating to the company’s vena cava filters and hernia repair products;

•	FDA inspections resulting in FDA Form-483 observations and/or warning letters identifying deficiencies in the company’s current good manufacturing practices and/or quality systems; warning letters which identify violations of FDA regulations could result in product holds, recalls, restrictions on future clearances by the FDA for products to which the deficiencies are reasonably related and/or civil penalties;

•	the failure to obtain, limitations on the use of, or the loss of, patent and other intellectual property rights, and the failure of efforts to protect our intellectual property rights against infringement and legal challenges that can increase our costs;

•	difficulties obtaining necessary components or raw materials used in the company’s products and/or price increases from the company’s suppliers of critical components or raw materials or other interruptions of the supply chain; and

•	customers that may limit the number of manufacturers or vendors from which they will purchase products, which can result in the company’s exclusion from large hospital systems, integrated delivery networks or group purchasing organization contracts.

Governmental action, including:

•	the impact of continued health care cost containment;

•	new laws and judicial decisions related to health care availability, payment for health care products and services or the marketing and distribution of products, including legislative or administrative reforms to the United States Medicare and Medicaid systems or other United States or international reimbursement systems in a manner that would significantly reduce reimbursements for procedures that use the company’s products;

•	changes in the U.S. Food and Drug Administration and foreign regulatory approval processes that may delay or prevent the approval of new products and result in lost market opportunity;

•	the impact of more vigorous compliance and enforcement activities affecting the industry in general or the company in particular;

•	changes in the tax or environmental laws or standards affecting our business which could require facility upgrades or process changes and could affect production rates and output; and

•	compliance costs and potential penalties and remediation obligations in connection with environmental laws, including, without limitation, regulations regarding air emissions, waste water discharges and solid waste.

Legal disputes, including:

•	disputes over intellectual property rights;

•	product liability claims;

•	claims asserting securities law violations;

•	claims asserting violations of federal law in connection with Medicare and/or Medicaid reimbursement;

•	derivative shareholder actions;

•	claims and subpeonas asserting antitrust violations;

•	environmental claims, including risks relating to accidental contamination or injury from the use of hazardous materials in the company’s manufacturing, sterilization and research activities and the potential for the company to be held liable for any resulting damages; and

•	commercial disputes, including disputes over distribution agreements, license agreements, manufacturing/supply agreements and acquisition or sale agreements.

General economic conditions, including:

•	international and domestic business conditions;

•	political instability in foreign countries;

•	interest rates;

•	foreign currency exchange rates; and

•	changes in the rate of inflation.

Other factors beyond our control, including catastrophes, both natural and man-made, earthquakes, floods, fires, explosions, acts of terrorism or war.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Bard operates on a global basis and therefore is subject to the exposures that arise from foreign exchange rate fluctuations. The company manages these exposures using operational and economic hedges as well as derivative financial instruments. The company’s foreign currency exposures may change over time as changes occur in the company’s international operations. The company’s objective in managing its exposures to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with assets, liabilities, net investments and probable commitments denominated in foreign currencies. In order to reduce the risk of foreign currency exchange rate fluctuations, the company will from time to time enter into derivative financial instruments to hedge a portion of its expected foreign currency denominated cash flow from operations. The instruments that the company uses for hedging are forward contracts and options with major financial institutions. The company expects that the changes in fair market value of such contracts will have a high correlation to the price changes in the related hedged cash flow. The principal currencies the company hedges are the Euro, the British Pound, the Mexican Peso and the Japanese Yen. Any gains and losses on these hedge contracts are expected to offset changes in the value of the related exposure. Bard’s risk management guidelines prohibit entering into financial instruments for speculative purposes. The company enters into foreign currency transactions only to the extent that foreign currency exposure exists. A sensitivity analysis of changes in the fair value of all foreign exchange derivative contracts at March 31, 2006 indicates that if the U.S. dollar uniformly strengthened by 10% against all currencies, the fair value of these contracts would increase by $2.4 million, and if the U.S. dollar uniformly weakened by 10% against all currencies, the fair value of these contracts would increase by $1.1 million. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.

In December 1996, the company issued $150.0 million of 6.70% notes due 2026. These notes may be redeemed at the option of the note holders on December 1, 2006, at a redemption price equal to the principal amount. Assuming these notes are held to maturity, the market value of the notes approximates $160.5 million at March 31, 2006. Assuming a 100 basis point increase or decrease in U.S. interest rates and assuming that the notes are held to maturity, the market value of the notes would approximate $149.6 million or $180.5 million, respectively, on March 31, 2006.

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

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of March 31, 2006. Based upon that evaluation, the company’s Chief Executive

Officer and Chief Financial Officer have concluded that the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) provide reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

The company is in the process of implementing a new ERP information system to manage its business operations. Although the transition has proceeded to date without material adverse effects, the possibility exists that our migration to the new ERP information system could adversely affect the company’s controls and procedures. The process of implementing new information systems could adversely impact our ability to do the following in a timely manner: accept and process customer orders, receive inventory and ship products, invoice and collect receivables, place purchase orders and pay invoices and perform all other business transactions related to the accounting, order entry, purchasing and supply chain processes within the ERP system.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, the company is subject to various legal proceedings and claims, including product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes. In addition, the company operates in an industry susceptible to significant patent legal claims. At any given time, in the ordinary course of business, the company is involved as either a plaintiff or defendant in a number of patent infringement actions. If infringement of a third party’s patent were to be determined against the company, the company might be required to make significant royalty or other payments or might be subject to an injunction or other limitation on its ability to manufacture or distribute one or more products. If a patent owned by or licensed to the company were to be determined to be invalid or unenforceable, the company might be required to reduce the value of the patent on the company’s balance sheet and to record a corresponding charge, which could be significant in amount.

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

On March 16, 2004, Rochester Medical Corporation, Inc. filed a complaint against the company, another manufacturer and two group purchasing organizations under the caption Rochester Medical Corporation, Inc. v. C. R. Bard, Inc., et al. (Civil Action No. 304 CV 060, United States District Court, Eastern District of Texas). The plaintiff alleges that the company and the other defendants conspired to exclude it from the market and to maintain the company’s market share by engaging in conduct in violation of state and federal antitrust laws. The plaintiff also has asserted claims for business disparagement, common law conspiracy and tortious interference with business relationships. The plaintiff seeks injunctive relief and money damages in an unspecified amount. The company intends to defend this matter vigorously. The parties are currently engaged in discovery. Because the litigation is in a preliminary stage, the company cannot assess the likelihood of an adverse outcome or determine an estimate, or a range of estimates, of potential damages. The company cannot give any assurances that this matter will not have a material adverse impact on the company’s results of operations in a future period or the company’s financial position or liquidity.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)

	Issuer Purchases of Equity Securities
		Open Market Purchases
Period	Employee Benefit Plan Shares Surrendered For Taxes(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Approximate Dollar Value Purchased as Part of Publicly Announced Program(2)	Maximum Approximate Dollar Value that May Yet Be Purchased Under Publicly Announced Program(2)
January 1 - January 31, 2006	764	100,000	$64.31	$6,400,000	$493,600,000
February 1 - February 28, 2006	26,708	653,000	63.40	41,400,000	452,200,000
March 1 - March 31, 2006	2,798	—	—	—	452,200,000

Total	30,270	753,000	$63.52	$47,800,000	$452,200,000

(1)	Transactions represent the purchase of restricted shares from employees to satisfy tax withholding requirements on such equity-based transactions. None of these transactions were made in the open market.
(2)	On December 14, 2005, the Board of Directors approved the repurchase from time to time of up to $500 million of the common stock of the company.

Item 4. Submission of Matters to a Vote of Security Holders

(a) The registrant held its Annual Meeting of Shareholders on April 19, 2006.

(b) Proxies for the meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to management’s nominees for directors as listed in the Proxy Statement and all such nominees were elected. The results of voting for the four Class I Directors elected for a term of three years are set forth below:

Marc C. Breslawsky	For Withheld	86,665,915 1,621,415

Herbert L. Henkel	For Withheld	83,411,934 4,875,796

Timothy M. Ring	For Withheld	83,192,550 5,095,180

Tommy G. Thompson	For Withheld	86,631,044 1,656,686

(c) Described below are the other matters voted upon at the Annual Meeting and the number of affirmative votes, negative votes and abstentions and broker nonvotes.

I. Approval of the 2003 Long-Term Incentive Plan, as amended and restated – approved.

For Against Abstain and broker non-votes	63,928,397 14,830,959 9,528,374

II. Approval of the 2005 Directors’ Stock Award Plan, as amended and restated – approved.
For	51,165,380
Against	27,542,709
Abstain and broker non-votes	9,579,641

III. Approval of the 1998 Employee Stock Purchase Plan, as amended and restated – approved.
For	76,617,559
Against	2,213,013
Abstain and broker non-votes	9,457,158

IV. Ratification of the appointment of KPMG LLP as independent auditors for the year 2006 – approved.
For	86,373,043
Against	1,284,367
Abstain	630,320

V. Shareholder proposal relating to a workplace code of conduct based on International Labor Organization conventions – not approved.
For	22,537,491
Against	46,001,210
Abstain and broker non-votes	19,749,029

Item 5. Other Information

Our policy governing transactions in our securities by our directors, executive officers and other specified employees permits such persons to adopt trading plans pursuant to Rule 10b5-1 of the Exchange Act. We anticipate that from time to time, the company’s executive officers may establish trading plans relating to our common stock under Rule 10b5-1. Our current intention is to disclose details regarding individual trading plans on our website.

Item 6. Exhibits

(a)	Exhibit 10bi* – 2003 Long Term Incentive Plan of C. R. Bard, Inc. (as Amended and Restated)
(b)	Exhibit 10bj* – 2005 Directors’ Stock Award Plan of C. R. Bard, Inc. (as Amended and Restated)
(c)	Exhibit 10bk* – 1998 Employee Stock Purchase Plan of C. R. Bard, Inc. (as Amended and Restated)
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
Date: May 3, 2006