Form 10-Q
period 2006-06-30
BARD C R INC /NJ/
filed 2006-08-01
CIK 9892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2006
Common Stock - $0.25 par value	103,513,564

C. R. BARD, INC. AND SUBSIDIARIES

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands except par values, unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$420,000	$754,200
Short-term investments	101,400	4,000
Accounts receivable, net	313,000	267,700
Inventories	197,900	169,600
Short-term deferred tax assets	41,300	37,200
Other current assets	28,200	31,400

Total current assets	1,101,800	1,264,100

Net property, plant and equipment	331,200	310,000
Patents, net of amortization	261,900	135,500
Goodwill	429,600	358,800
Other intangible assets, net of amortization	94,000	97,000
Other assets	94,700	100,200

Total noncurrent assets	1,211,400	1,001,500

	$2,313,200	$2,265,600

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$230,600	$300,600
Accounts payable	49,000	52,500
Accrued expenses	179,700	188,300
Federal and foreign income taxes	71,900	99,200

Total current liabilities	531,200	640,600

Long-term debt	800	800
Other long-term liabilities	85,500	81,200
Deferred income taxes	36,100	6,900

Total noncurrent liabilities	122,400	88,900

Total liabilities	653,600	729,500

Shareholders’ investment:
Common stock, $0.25 par value, authorized 600,000,000 shares; issued and outstanding 103,513,564 at June 30, 2006 and 104,012,498 at December 31, 2005	25,900	26,000
Capital in excess of par value	588,700	521,500
Retained earnings	1,018,200	986,000
Accumulated other comprehensive income	26,800	2,600

Total shareholders’ investment	1,659,600	1,536,100

	$2,313,200	$2,265,600

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(shares and dollars in thousands except per share amounts, unaudited)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$498,200	$447,400	$965,700	$876,000

Costs and expenses:
Cost of goods sold	196,100	173,500	375,500	338,400
Marketing, selling and administrative expense	153,500	136,000	296,100	264,600
Research and development expense	37,100	29,000	75,700	56,200
Interest expense	4,500	3,100	9,200	6,200
Other (income) expense, net	(7,600)	(11,500)	(15,300)	(17,900)

Total costs and expenses	383,600	330,100	741,200	647,500

Income before tax provision	114,600	117,300	224,500	228,500

Income tax provision	33,200	32,000	62,000	61,900

Net income	$81,400	$85,300	$162,500	$166,600

Basic earnings per share	$0.79	$0.81	$1.57	$1.59

Diluted earnings per share	$0.76	$0.79	$1.52	$1.54

Weighted average common shares outstanding - basic	103,500	105,200	103,700	105,000

Weighted average common shares outstanding - diluted	107,000	108,500	107,000	108,300

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT

(dollars in thousands except share and per share amounts, unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comp. Inc/(Loss)	Total
	Shares	Amount
Balance at December 31, 2005	104,012,498	$26,000	$521,500	$986,000	$2,600	$1,536,100
Net income				162,500		162,500
Available for sale securities (net of $1,600 taxes)					(3,000)	(3,000)
Change in derivative instruments designated as cash flow hedges (net of $1,200 taxes)					(2,500)	(2,500)
Foreign currency translation adjustment					29,700	29,700

Total Comprehensive Income				162,500	24,200	186,700
Cash dividends declared in current year ($0.27 per share)				(28,100)		(28,100)
Issuance of common stock	998,666	300	54,600			54,900
Purchases of common stock for treasury	(1,497,600)	(400)		(102,200)		(102,600)
Tax benefit relating to employee stock plans			12,600			12,600

Balance at June 30, 2006	103,513,564	$25,900	$588,700	$1,018,200	$26,800	$1,659,600

Balance at December 31, 2004	104,672,310	$26,200	$429,600	$858,100	$46,200	$1,360,100
Net income				166,600		166,600
Available for sale securities (net of $1,100 taxes)					(2,200)	(2,200)
Change in derivative instruments designated as cash flow hedges (net of $600 taxes)					1,200	1,200
Foreign currency translation adjustment					(29,100)	(29,100)

Total Comprehensive Income				166,600	(30,100)	136,500
Cash dividends ($0.24 per share)				(25,300)		(25,300)
Issuance of common stock	1,072,490	200	41,200			41,400
Purchases of common stock for treasury	(450,000)	(100)		(31,100)		(31,200)
Tax benefit relating to employee stock plans			14,900			14,900
Amortization of deferred compensation			5,300			5,300

Balance at June 30, 2005	105,294,800	$26,300	$491,000	$968,300	$16,100	$1,501,700

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	For the Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$162,500	$166,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,000	33,300
Gain on investments	(1,600)	(4,400)
Purchased research and development	16,800	—
Deferred income taxes	(9,900)	(5,400)
Expenses under stock plans	18,100	4,600
Royalty reserve reversal	—	(7,100)
Inventory reserves and provision for doubtful accounts	6,300	7,500
Other noncash items	300	(1,900)
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(31,700)	6,800
Inventories	(20,900)	(31,400)
Other operating assets	4,000	(400)
Current liabilities, excluding debt	(50,200)	(7,400)
Pension contributions	(800)	(500)
Other long-term liabilities	3,900	6,100

Net cash provided by operating activities	132,800	166,400

Cash flows from investing activities:
Capital expenditures	(37,600)	(46,900)
(Purchase)/settlement of available-for-sale securities, net	(97,500)	—
Proceeds from investments	1,600	4,400
Payments made for purchases of businesses, net of cash acquired	(170,100)	(200)
Patents and other intangibles	(12,200)	(55,200)

Net cash used in investing activities	(315,800)	(97,900)

Cash flows from financing activities:
Repayments of short-term borrowings	(70,000)	—
Proceeds from exercises of stock options and benefit plans	28,900	29,200
Excess tax benefit relating to employee stock plans	10,500	—
Purchase of common stock	(102,600)	(31,200)
Dividends paid	(27,200)	(25,300)

Net cash used in financing activities	(160,400)	(27,300)

Effect of exchange rate changes on cash and cash equivalents	9,200	(13,800)
Effect of variable interest entity deconsolidation	—	(1,900)
Increase (decrease) in cash and cash equivalents during the period	(334,200)	25,500

Balance at January 1	754,200	540,800

Balance at June 30	$420,000	$566,300

(dollars in thousands)
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$8,900	$5,700
Income taxes	$89,900	$51,900
Noncash transactions
Acquisition costs for purchase of business	$600	$—
Dividends declared and not paid	$14,600	$—

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

Consolidation - The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The accounts of most foreign subsidiaries are consolidated as of and for the three and six months ended May 31, 2006 and 2005 and as of November 30, 2005. No events occurred related to these foreign subsidiaries during the months of June 2006, June 2005 or December 2005 that materially affected the financial position or results of operations of the company. The company has no unconsolidated subsidiaries and no special purpose entities.

Basis of Presentation and Use of Estimates - The condensed financial statements have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 31, 2005. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the three and six months ended June 30, 2006 are not necessarily indicative of the results expected for the year.

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

Share-Based Compensation - The company accounts for share-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123R”), as interpreted by SEC Staff Accounting Bulletin No. 107. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the company’s stock price volatility and employee stock option exercise behaviors.

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

As share-based compensation expense recognized in the consolidated statement of income is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Defined Benefit Pension Plans - The company has tax-qualified plans as well as nonqualified, noncontributory defined benefit pension plans (“nonqualified plans”) that together cover substantially all domestic and certain foreign employees. These plans provide benefits based upon a participant’s compensation and years of service. The nonqualified plans are made up of the following arrangements: a nonqualified supplemental deferred compensation arrangement and a nonqualified excess pension deferred compensation arrangement. The nonqualified supplemental deferred compensation arrangement provides supplemental income to key executives of the company. The benefit is determined by the accumulation of an account balance that results from a percentage of pay credit and interest. No deferrals of pay are required from participants. The

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

balance is paid to a participant after retirement over a 15-year period. The nonqualified excess pension deferred compensation arrangement provides benefits to key employees that cannot be provided by the qualified plan due to Internal Revenue Service (“IRS”) limitations. The company uses a September 30 measurement date for all of its defined benefit pension plans. The components of net periodic benefit expense for the quarter and six months ended June 30, 2006 and 2005 are as follows:

	For the Quarter Ended June 30,
	2006			2005
	Tax Qualified Plans	Nonqualified Plans	Total	Tax Qualified Plans	Nonqualified Plans	Total
	(dollars in millions)
Service cost net of employee contributions	$3.4	$0.5	$3.9	$3.0	$0.5	$3.5
Interest cost	3.0	0.5	3.5	2.7	0.4	3.1
Expected return on plan assets	(3.9)	—	(3.9)	(3.7)	—	(3.7)
Amortization/settlement/curtailment	1.4	0.1	1.5	1.0	—	1.0

Net periodic pension expense	$3.9	$1.1	$5.0	$3.0	$0.9	$3.9

	For the Six Months Ended June 30,
	2006			2005
	Tax Qualified Plans	Nonqualified Plans	Total	Tax Qualified Plans	Nonqualified Plans	Total
	(dollars in millions)
Service cost net of employee contributions	$6.8	$1.0	$7.8	$6.0	$1.0	$7.0
Interest cost	6.0	1.0	7.0	5.4	0.9	6.3
Expected return on plan assets	(7.8)	—	(7.8)	(7.4)	—	(7.4)
Amortization/settlement/curtailment	2.8	0.2	3.0	2.0	—	2.0

Net periodic pension expense	$7.8	$2.2	$10.0	$6.0	$1.9	$7.9

Other Postretirement Benefit Plans - The company does not provide subsidized postretirement health care benefits and life insurance coverage except for a limited number of former employees. Approximately thirty of those former employees receive a limited prescription drug plan. The components of net periodic benefit expense for the quarter and six months ended June 30, 2006 and 2005 are as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(dollars in millions)
Service cost	$—	$—	$—	$—
Interest cost	0.2	0.2	0.4	0.4
Expected return on plan assets	—	—	—	—
Amortization unrecognized	—	—	—	—
Net loss	0.1	—	0.2	0.1
Prior service cost	—	—	—	—
Net transition obligation	—	—	—	—
Settlement/curtailment	—	—	—	—

Net periodic benefit cost	$0.3	$0.2	$0.6	$0.5

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employer Contribution to Defined Benefit and Other Postretirement Plans - The company’s objective in funding its domestic tax-qualified plan is to accumulate funds sufficient to provide for all benefits and to satisfy the minimum contribution requirements of the Employee Retirement Income Security Act of 1974 (ERISA). Outside the United States, the company’s objective is to fund the international retirement costs over time within the limits of minimum requirements and allowable tax deductions. The company’s annual funding decisions also consider the relationship between each tax-qualified plan’s asset returns compared to the plan’s corresponding expense and consider the relationship between each tax-qualified plan’s accumulated benefit obligation and its corresponding funded status. For the six months ended June 30, 2006 and 2005, the company made no required or voluntary contributions to its U.S. tax-qualified plan, respectively. For the six months ended June 30, 2006 and 2005, the company made voluntary contributions of $0.8 million and $0.5 million to the company’s non-U.S. tax-qualified plans, respectively. The nonqualified plans include supplemental plans which are generally not funded.

Earnings Per Share - “Basic earnings per share” represents net income divided by the weighted average shares outstanding. “Diluted earnings per share” represents net income divided by weighted average shares outstanding adjusted for the incremental dilution of outstanding stock options and awards. Unless indicated otherwise, per share amounts are calculated on a diluted basis. A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution for the quarter and six months ended June 30, 2006 and 2005 is as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(dollars and shares in thousands except per share amounts)
Net income	$81,400	$85,300	$162,500	$166,600

Weighted average common shares outstanding	103,500	105,200	103,700	105,000
Incremental common shares issuable: stock options and awards	3,500	3,300	3,300	3,300

Weighted average common shares outstanding assuming dilution	107,000	108,500	107,000	108,300

Basic earnings per share	$0.79	$0.81	$1.57	$1.59

Diluted earnings per share	$0.76	$0.79	$1.52	$1.54

For the quarter ended June 30, 2006, common stock equivalents from stock options and stock awards of approximately 4,000 shares were not included in the diluted earnings per share calculation because their effect is antidilutive. For the quarter ended June 30, 2005, no shares were antidilutive. For the six months ended June 30, 2006 and 2005, common stock equivalents from stock options and stock awards of approximately 4,000 shares and 17,780 shares, respectively, were not included in the diluted earnings per share calculation because their effect is antidilutive.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The company operates in multiple taxing jurisdictions, both within the United States and outside the United States. The company faces audits from these various tax authorities regarding the amount of taxes due. Such audits can involve complex issues and may require an extended period of time to resolve. The company’s U.S. federal tax filings have been examined by the IRS for calendar years ending prior to 2000. The company believes all tax differences arising from those audits have been resolved and settled. An audit of the company’s U.S. federal tax filings for the 2003 and 2004 tax years began in the second quarter of 2006. The audit of the company’s U.K. affiliates’ tax filings for the 1999 through 2003 tax years by Inland Revenue in the United Kingdom has been recently completed. The company believes all tax differences arising from that audit have been resolved and settled. In the third quarter of 2006, the company’s income tax provision will be reduced by approximately $16 million, due to the expiration of the statute of limitations in the United States for the 2000 and 2001 tax years as well as the resolution of the U.K. audit.

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

Financial Instruments - Cash equivalents are highly liquid investments purchased with an original maturity of ninety days or less and amounted to $399.6 million and $726.2 million at June 30, 2006 and December 31, 2005, respectively.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The company accounts for short-term investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The company determines the appropriate classification of all short-term investments as held-to-maturity, available-for-sale or trading at the time of purchase and re-evaluates such classifications as of each balance sheet date. There were no investments classified as trading at June 30, 2006 and December 31, 2005. All of the outstanding short-term investments at June 30, 2006 and December 31, 2005 mature within one year. Unrealized gains and losses, net of taxes, are reported as a component of accumulated other comprehensive income (loss) in shareholders’ investment. There were no realized gains or losses on short-term investments reported in the periods ended June 30, 2006 and December 31, 2005. The cost, gross unrealized gains (losses) and fair value for short-term debt investments by major security type at June 30, 2006 and December 31, 2005 were as follows:

	June 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Held-to-maturity:
Time deposits	$3,700	$—	$—	$3,700

Available-for-sale:
Government securities and obligations	18,700	—	—	18,700
Corporate debt securities	78,800	300	(100)	79,000

Total available-for-sale	97,500	300	(100)	97,700

Total short-term investments	$101,200	$300	$(100)	$101,400

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Held-to-maturity:
Time deposits	$4,000	$—	$—	$4,000

Available-for-sale:
Government securities and obligations	—	—	—	—
Corporate debt securities	—	—	—	—

Total available-for-sale	—	—	—	—

Total short-term investments	$4,000	$—	$—	$4,000

Because the company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, the company does not consider any unrealized losses to be other than temporary at June 30, 2006.

Investments in equity securities that have readily determinable fair market values are classified and accounted for as available-for-sale securities in “Other current assets.” Available-for-sale equity securities are recorded at fair market value, with the change in fair market value recorded, net of taxes, as a component of accumulated other comprehensive income (loss). The fair market value of available-for-sale equity securities was approximately $5.6 million and $10.4 million at June 30, 2006 and December 31, 2005, respectively. At June 30, 2006, the company owned approximately 1.4 million shares of Endologix, Inc. (approximately 3% ownership).

For the quarters ended June 30, 2006 and 2005, other (income) expense, net included investment gains of approximately $1.6 million and $1.2 million, respectively. For the six months ended June 30, 2006 and 2005,

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

other (income) expense, net included investment gains of approximately $1.6 million and $4.4 million, respectively.

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

	June 30, 2006	December 31, 2005
	(dollars in thousands)
Finished goods	$118,800	$101,700
Work in process	30,500	23,500
Raw materials	48,600	44,400

Total	$197,900	$169,600

Property, Plant and Equipment - Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. Depreciation is computed over the estimated useful lives of depreciable assets using the straight-line method. The following is a summary of property, plant and equipment:

	June 30, 2006	December 31, 2005
	(dollars in thousands)
Property, plant and equipment, at cost:
Land	$14,400	$14,200
Buildings and improvements	203,200	184,700
Machinery and equipment	339,300	311,900

	556,900	510,800
Less - accumulated depreciation and amortization	225,700	200,800

Net property, plant and equipment	$331,200	$310,000

Useful lives for property and equipment are as follows:

Buildings and improvements	5 to 50 years
Machinery and equipment	1 to 10 years

Depreciation expense was approximately $11.5 million and $10.4 million for the quarters ended June 30, 2006 and 2005, respectively. Depreciation expense was approximately $22.2 million and $20.6 million for the six months ended June 30, 2006 and 2005, respectively.

Software Capitalization - Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line method over an estimated useful life of five to seven years. Capitalized software costs are included in machinery and equipment. In accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the company capitalizes certain costs associated with internal-use software such as the payroll costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internal-use software are expensed during the design phase until the point at which the project has reached the development stage. Subsequent additions, modifications or upgrades to internal- use software are capitalized only to the extent that they allow the software to perform a task it previously did not

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

perform. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires judgment in determining when a project has reached the development stage and the period over which the company expects to benefit from the use of that software. The company capitalized $2.3 million and $10.8 million of internal-use software for the six months ended June 30, 2006 and 2005, respectively.

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

	Beginning Balance December 31, 2005	Charges to Costs and Expenses	Deductions	Ending Balance June 30, 2006
	(dollars in thousands)
Product warranty accruals	$1,700	$1,100	$(900)	$1,900

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

New Accounting Pronouncements - In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). The intent of FIN 48 is to clarify the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109. This interpretation imposes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective as of the beginning of the first fiscal year beginning after December 15, 2006. Bard will be required to adopt this interpretation in the first quarter of 2007. Management is currently evaluating the requirements of FIN 48 and has not yet determined the impact this adoption will have on the consolidated financial statements.

2. Acquisitions and Divestitures

The company spent approximately $182.3 million and $55.4 million for the six months ended June 30, 2006 and 2005, respectively, for the acquisition of businesses, patents, trademarks, purchase rights and other related items to augment its existing product lines. Unaudited pro forma financial information for the transactions described below has not been presented because the effects of these acquisitions were not material on either an individual or aggregate basis. Results of operations of these transactions are included in the company’s consolidated results from the respective dates of acquisition. Several of the company’s recent acquisitions and investments involve milestone payments associated with the achievement of certain targets associated with research and development, regulatory approval or the transfer of manufacturing capabilities. A summary of contingent milestone payments associated with these acquisitions is included below.

	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
	(dollars in millions)
Acquisition and investment milestones	$18.7	$15.2	$3.5	—	—

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Venetec International, Inc.—On April 7, 2006, the company acquired all of the outstanding stock of Venetec International, Inc. (“Venetec”). In connection with the acquisition, the company made payments totalling approximately $166 million, net of cash acquired, including the payment of certain assumed liabilities. Venetec designs, develops, manufactures and markets the StatLock® brand of catheter securement devices. The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed.

(in millions)
Current assets	$11.0
Property, plant and equipment	0.8
Goodwill	60.8
Patents	128.1
Other intangible assets	0.9
Purchased research and development	6.4

Total assets acquired	208.0

Current liabilities	13.5
Deferred tax liability	33.1

Total liabilities assumed	46.6

Net assets acquired	$161.4

The purchase price of $161.4 million includes $2.0 million of direct acquisition costs. The patents are being amortized over 15 years. The company has not finalized the purchase price allocation for Venetec.

Genyx Medical, Inc. - On December 31, 2002, the company acquired the right, but not the obligation, to purchase substantially all of the assets of Genyx Medical, Inc. (“Genyx”), a privately held medical device company. Genyx developed and manufactured Uryx®, a proprietary injectable bulking agent for the treatment of stress urinary incontinence. Based upon the provisions of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), the company identified Genyx as a variable interest entity for which the company was the primary beneficiary and, accordingly, consolidated the entity beginning March 31, 2004.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The balances of goodwill and intangible assets are as follows:

	June 30, 2006
	Gross Carrying Value	Accumulated Amortization	Translation	Net Carrying Value	Wt. Avg. Useful Life (years)
	(dollars in millions)
Patents	$296.7	$(34.8)	$—	$261.9	15
Distribution agreements	20.3	(9.9)	—	10.4	22
Licenses	69.3	(11.2)	—	58.1	12
Core technologies	23.1	(5.9)	0.5	17.7	16
Other intangibles	22.4	(14.6)	—	7.8	8

Total other intangibles	$431.8	$(76.4)	$0.5	$355.9

	December 31, 2005
	Gross Carrying Value	Accumulated Amortization	Translation	Net Carrying Value	Wt. Avg. Useful Life (years)
	(dollars in millions)
Patents	$170.5	$(35.0)	$—	$135.5	14
Distribution agreements	18.6	(9.3)	—	9.3	24
Licenses	69.3	(8.3)	—	61.0	13
Core technologies	23.1	(4.9)	0.1	18.3	13
Other intangibles	21.6	(13.1)	(0.1)	8.4	8

Total other intangibles	$303.1	$(70.6)	$—	$232.5

	Beginning Balance	Additions	Translation	Ending Balance
	(dollars in millions)
Goodwill (December 31, 2005 through June 30, 2006)	$358.8	$65.9	$4.9	$429.6

Amortization expense was approximately $7.9 million and $6.2 million for the quarters ended June 30, 2006 and 2005, respectively. Amortization expense was approximately $13.8 million and $12.7 million for the six months ended June 30, 2006 and 2005, respectively.

Annual forecasted amortization expense for the years 2006 through 2011 is as follows based on the company’s intangible assets as of June 30, 2006:

	2006	2007	2008	2009	2010	2011
	(dollars in millions)
Annual amortization expense	$29.6	$31.1	$30.6	$30.3	$27.6	$26.4

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

4. Short-Term Borrowings and Long-Term Debt

The company has in place a domestic syndicated bank credit facility totaling $400 million that supports the commercial paper program and can be used for other general corporate purposes. The credit facility expires in May 2009 and includes pricing based on the company’s long-term credit rating. There were no outstanding commercial paper borrowings at June 30, 2006 and December 31, 2005, respectively. In addition, on October 21, 2005, a wholly owned foreign subsidiary of the company entered into a $250 million syndicated bank credit facility to be used for general corporate needs, including in support of the company’s decision in 2005 to repatriate undistributed foreign earnings under the American Jobs Creation Act of 2004 (the “AJCA”). Loans under the facility bear interest at the company’s option at a fixed spread to LIBOR or the higher of prime rate and 0.50% over the federal funds rate. The facility expires in October 2008. At June 30, 2006, there were $80.0 million of outstanding borrowings under the facility.

At June 30, 2006, the company had $150 million of unsecured notes outstanding. The notes mature in 2026 and pay a semi-annual coupon of 6.70%. The coupon interest closely approximates the effective annual cost of the notes. The 6.70% notes due 2026 may be redeemed at the option of the note holders on December 1, 2006 at a redemption price equal to the principal amount. In accordance with FAS No. 78, Classification of Obligations that are Callable by the Creditor, the company has classified these notes as current. If the note holders do not exercise their option on December 1, 2006, the option will expire and the notes will revert to a long-term classification. Assuming the notes are held to maturity, the market value of the notes approximates $155.1 million at June 30, 2006.

Cash payments for interest equaled $8.9 million and $5.7 million for the six months ended June 30, 2006 and 2005, respectively.

Certain of the company’s debt agreements contain customary representations, warranties and default provisions as well as restrictions that, among other things, require the maintenance of minimum net worth and operating cash flow levels and limit the amount of debt that the company may have outstanding. As of June 30, 2006, the company was in compliance with all such financial covenants.

5. Derivative Instruments

Bard’s objective in managing its exposures to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with assets, liabilities and anticipated commitments denominated in foreign currencies. The company does not utilize derivative instruments for trading or speculation purposes. No derivative instruments extend beyond December 2007. The company has formally documented the relationships between hedging instruments and hedged items, as well as its risk management objectives. All derivative instruments are recognized on the balance sheet at fair market value. Hedge accounting is followed for derivatives that have been designated and qualify as fair market value and cash flow hedges. For derivatives that have been designated and

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

qualify as fair market value hedges, the changes in the fair market value of highly effective derivatives, along with changes in the fair market value of the hedged assets that are attributable to the hedged risks, are recorded in current period earnings. For derivatives that have been designated and qualify as cash flow hedges, changes in the fair market value of the effective portion of the derivatives’ gains or losses are reported in other comprehensive income. At June 30, 2006, all derivative instruments utilized were highly effective hedging instruments because they were denominated in the same currency as the hedged item and because the maturities of the derivative instruments matched the timing of the hedged items. It is the company’s policy that when a derivative instrument settles, the associated amounts in accumulated other comprehensive income are reversed to cost of goods sold or other (income) expense, net as appropriate. It is the company’s policy that in the event that (1) an anticipated hedged transaction is determined to be not likely to occur or (2) it is determined that a derivative instrument is no longer effective in offsetting changes in the hedged item, the company would reverse the associated amounts in accumulated other comprehensive income to other (income) expense, net.

The company enters into readily marketable traded forward contracts and options with financial institutions to help reduce the exposure to fluctuations between certain currencies. These contracts create limited earnings volatility because gains and losses associated with exchange rate movements are generally offset by movements in the underlying hedged item.

	June 30, 2006		December 31, 2005
	Notional Value	Fair Value	Notional Value	Fair Value
	(dollars in thousands)
Forward currency agreements	$70,300	$(1,200)	$23,500	$500
Option contracts	$54,500	$1,300	$39,600	$2,100

A roll forward of the notional value of the company’s currency-related forward contracts and options for the six months ended June 30, 2006 is as follows:

	Forward currency agreements	Option contracts
	(dollars in thousands)
December 31, 2005 notional value	$23,500	$39,600
New agreements	67,300	67,800
Expired/cancelled agreements	(20,500)	(52,900)

June 30, 2006 notional value	$70,300	$54,500

The fair market value of financial instruments was estimated by discounting expected cash flows using quoted foreign exchange rates as of June 30, 2006 and December 31, 2005. Judgment was employed in developing estimates of fair market value; accordingly, the estimates presented herein are not necessarily indicative of the amounts that the company could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have an effect on the estimated fair market value amounts. At June 30, 2006, the net fair market value of option contracts and the incremental mark-to-market of forward currency agreements are recorded in either other current assets or accrued expenses in the consolidated balance sheet. For the six months ended June 30, 2006, the company reclassified a loss of approximately $0.8 million from accumulated other comprehensive income to other (income) expense, net or cost of goods sold in the consolidated statement of income as hedged intercompany balances were settled and as anticipated currency needs arose. This reclassification was net of $0.4 million of associated tax effects.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The company is a defendant in an action entitled Sakharam D. Mahurkar v. C. R. Bard, Inc., Bard Access Systems, Inc. and Bard Healthcare, Inc. (Civil Action No. 01 C 8452, United States District Court, Northern District of Illinois). The action commenced in November 2001. The plaintiff alleges that the company is

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

infringing one or more of the claims of several of the plaintiff’s U.S. patents for dialysis catheters. The action seeks a permanent injunction, monetary damages for the period of alleged infringement, treble damages and attorneys’ fees. On December 9, 2004, the court stayed the trial date pending the outcome of the reexamination of one of the patents at issue. The court recently lifted the stay and set a trial date for October 30, 2006. The company has requested that the court reconsider its decision to lift the stay with respect to the patent still under reexamination. The company does not expect the matter to have a material adverse effect on its financial position or liquidity; however, the matter could be material to the company’s business and results of operations for a future period.

Medicon, Inc. - The Osaka Regional Taxation Bureau is currently auditing the fiscal 2001 - 2005 tax years of Medicon, Inc., the company’s Japanese joint venture. The company cannot assess the likelihood of an adverse outcome at this time. The company believes that an adverse outcome would not have a material impact on the company’s financial position or liquidity but may be material to the results of operations in a future period.

7. Stock Ownership Plans

The company may grant a variety of share-based payments under the 2003 Long Term Incentive Plan of C. R. Bard, Inc. (the “2003 Plan”) and the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc. (the “Directors’ Plan”) to certain directors, officers and employees. The total number of remaining shares at June 30, 2006 that may be issued under the 2003 Plan was 5,209,786 and under the Directors’ Plan was 138,366. At the company’s Annual Meeting of Shareholders on April 19, 2006, the shareholders authorized an additional 2,500,000 shares for issuance under the 2003 Plan and 100,000 shares under the Directors’ Plan. Awards under the 2003 Plan may be in the form of stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, unrestricted stock and other stock-based awards. Awards under the Directors’ Plan may be in the form of stock awards, stock options or stock appreciation rights. The company has two employee share purchase programs.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recognized in the financial statements for equity-based compensation are as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(dollars in millions)
Total cost of share-based payment plans	$8.9	$2.5	$18.8	$4.6
Amounts capitalized in inventory and fixed assets	0.3	—	0.7	—

Amounts charged against income before income tax benefit	$8.6	$2.5	$18.1	$4.6

Amounts recognized in income for amounts previously capitalized in inventory and fixed assets	$0.2	$—	$0.2	$—
Amount of related income tax benefit recognized in income	$3.0	$0.9	$6.3	$1.6

The following information illustrates the effect on net income and earnings per share if the company had applied the fair market value recognition provisions of FAS 123R for the quarter and six months ended June 30, 2005:

	For the Quarter Ended June 30, 2005	For the Six Months Ended June 30, 2005
	(dollars in millions except per share amounts)
Net income as reported	$85.3	$166.6
Pro forma after-tax impact of options at fair value	4.2	8.4
Pro forma after-tax impact of Employee Stock Purchase Plan discount	0.9	0.9

Pro forma net income adjusted	$80.2	$157.3

Basic earnings per share as reported	$0.81	$1.59

Diluted earnings per share as reported	$0.79	$1.54

Pro forma basic earnings per share	$0.76	$1.49

Pro forma diluted earnings per share	$0.74	$1.45

Stock Options - The company grants stock options to directors and certain officers and employees with exercise prices no less than the fair market value of the company’s common stock on the date of grant. These stock option awards generally have requisite service periods between two and five years and ten-year contractual terms. Certain stock awards provide for accelerated vesting after a minimum of two years if certain performance conditions are met. The following table summarizes information regarding total stock option activity and amounts for the quarter and six months ended June 30, 2006:

	For the Quarter Ended June 30, 2006
Options	Number of Shares	Wt. Avg. Ex. Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding—Beginning of period	8,614,703	$38.81
Granted	4,000	$74.15
Exercised	(641,885)	$27.20
Canceled	(6,553)	$63.90

Outstanding—End of period	7,970,265	$39.74	6.8	$268.3

Exercisable—End of period	5,628,939	$32.22	6.1	$231.8

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Six Months Ended June 30, 2006
Options	Number of Shares	Wt. Avg. Ex. Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding—Beginning of period	8,832,396	$38.67
Granted	18,000	$63.77
Exercised	(827,463)	$27.79
Canceled	(52,668)	$55.78

Outstanding—End of period	7,970,265	$39.74	6.8	$268.3

Exercisable—End of period	5,628,939	$32.22	6.1	$231.8

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

The fair market value of stock options granted for the quarter and six months ended June 30, 2005 was estimated on the date of grant using the Black-Scholes model. The following table outlines the assumptions used to estimate the fair market value of the company’s stock option grants for the quarter and six months ended June 30, 2006 and 2005:

	For the Quarter Ended June 30, 2006 (Binomial-Lattice model)	For the Quarter Ended June 30, 2005 (Black-Scholes model)	For the Six Months Ended June 30, 2006 (Binomial-Lattice model)	For the Six Months Ended June 30, 2005 (Black-Scholes model)
Dividend yield	0.7%	0.8%	0.7%	0.8%
Risk-free interest rate	2.95%-4.00%	3.57%	2.95%-4.00%	3.57%
Expected option life in years	6.3	5.3	6.3	5.3
Expected volatility	25%	26%	25%	26%

The weighted average per share fair market value of stock options granted for the quarters ended June 30, 2006 and 2005 was $21.24 and $23.16, respectively. The weighted average per share fair market value of stock options granted for the six months ended June 30, 2006 and 2005 was $18.27 and $19.44, respectively. Total compensation expense related to stock options was $6.6 million and $12.8 million for the three and six months ended June 30, 2006, respectively. As of June 30, 2006, there was approximately $15.9 million of total unrecognized compensation costs related to nonvested stock options. These costs are expected to be recognized over a weighted-average period of approximately one year. During the quarter ended June 30, 2006, 277,140 options vested with a weighted-average fair value of $8.94. During the six months ended June 30, 2006, 416,994 options vested with a weighted-average fair value of $9.24.

Cash received from option exercises under all share-based payment arrangements for the quarters ended June 30, 2006 and 2005 was $17.0 million and $6.5 million, respectively. The actual tax benefit realized for the

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tax deductions from option exercise of share-based payment arrangements totaled $10.4 million and $3.6 million for the quarters ended June 30, 2006 and 2005, respectively. Cash received from option exercises under all share- based payment arrangements for the six months ended June 30, 2006 and 2005 was $23.1 million and $25.0 million, respectively. The actual tax benefit realized for the tax deductions from option exercise of share-based payment arrangements totaled $12.6 million and $14.9 million for the six months ended June 30, 2006 and 2005, respectively.

The company has no formal policy related to the repurchase of shares for the purpose of satisfying share-based compensation obligations. However, the company has a practice of repurchasing shares, from time to time, on the open market to satisfy such obligations. The company has sufficient treasury shares to satisfy expected share-based compensation requirements for the next annual period.

Restricted Stock, Restricted Stock Units and Other Stock-Based Awards—The company may grant restricted stock, restricted stock units or stock awards to certain employees and directors.

Nonvested Restricted Stock Awards—Restricted stock is issued to the participants on the date of grant, entitling the participants to dividends and the right to vote their respective shares. Restrictions limit the sale or transfer of shares until vested. The fair market value of these restricted shares on the date of grant is amortized to expense ratably over the requisite service period. Currently, outstanding restricted stock grants have requisite service periods of between five and seven years. The company recorded compensation expense related to restricted stock of $0.8 million and $0.7 million for the quarters ended June 30, 2006 and 2005, respectively. The company recorded compensation expense related to restricted stock of $1.7 million and $1.3 million for the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, there was approximately $12.6 million of total unrecognized compensation costs related to nonvested restricted stock awards. These costs are expected to be recognized over a weighted-average period of approximately four years. The following table details the activity in the nonvested restricted stock awards for the quarter and six months ended June 30, 2006:

	For the Quarter Ended June 30, 2006		For the Six Months Ended June 30, 2006
	Number of Shares	Wt. Avg. Grant Date Fair Value	Number of Shares	Wt. Avg. Grant Date Fair Value
Outstanding - Beginning of period	364,885	$56.16	442,796	$50.35
Granted	—		900	$64.22
Vested	—		(76,801)	$22.53
Forfeited	(175)	$63.98	(2,185)	$65.63

Outstanding - End of period	364,710	$56.16	364,710	$56.16

Nonvested Restricted Stock Unit Awards—The company may grant restricted stock units to certain executive officers and employees. Certain restricted stock units have performance features. Subsequent to meeting applicable performance criteria, restricted stock units have requisite service periods of between five and seven years. No voting or dividend rights are associated with these grants until the underlying shares are issued upon vesting. Dividend equivalents are paid on certain restricted stock units until the underlying shares are issued. Total compensation expense related to these awards was $(0.2) million and $0.6 million for the three months ended June 30, 2006 and 2005, respectively. Total compensation expense related to these awards was $0.5 million and $1.2 million for the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, there was approximately $15.7 million of total unrecognized compensation costs related to nonvested restricted stock unit awards. These costs are expected to be recognized over a weighted-average period of

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately five years. The following table details the activity in the nonvested restricted stock unit awards for the quarter and six months ended June 30, 2006:

	For the Quarter Ended June 30, 2006		For the Six Months Ended June 30, 2006
	Number of Units	Wt. Avg. Grant Date Fair Value	Number of Units	Wt. Avg. Grant Date Fair Value
Outstanding - Beginning of period	515,144	$51.38	386,202	$45.03
Granted	800	$74.16	155,747	$66.06
Vested	(300)	$65.86	(690)	$65.57
Forfeited	(23,185)	$52.86	(48,800)	$48.26

Outstanding - End of period	492,459	$51.33	492,459	$51.33

Nonvested Stock Awards—The company may grant stock awards to directors. Shares have been granted at no cost to the recipients and are generally distributed to a director in his or her year of election and vest on a pro rata basis in each year of his or her term, although such awards may be granted with other terms. The fair market value of these awards is charged to compensation expense over the directors’ terms. Restrictions limit the sale or transfer of stock awards until the awarded stock vests and until an additional two-year period lapses. Dividends are paid on these shares and recipients have the right to vote their respective shares when the shares are distributed. Total compensation expense related to these awards was $45,000 and $91,000 for the quarter and six months ended June 30, 2006, respectively. As of June 30, 2006, there was approximately $0.1 million of total unrecognized compensation costs related to nonvested stock awards. These costs are expected to be recognized over a weighted-average period of approximately two years. The following table details the activity in the nonvested stock awards for the quarter and six months ended June 30, 2006:

	For the Quarter Ended June 30, 2006		For the Six Months Ended June 30, 2006
	Number of Shares	Wt. Avg. Grant Date Fair Value	Number of Shares	Wt. Avg. Grant Date Fair Value
Outstanding - Beginning of period	2,800	$66.37	2,800	$66.37
Granted	—		—
Vested	—		—
Forfeited	—		—

Outstanding - End of period	2,800	$66.37	2,800	$66.37

Stock Purchase Program and Plans

Management Stock Purchase Program—The company maintains a management stock purchase program under the 2003 Plan (together with a predecessor stock purchase plan, the “MSPP”). Under the MSPP, employees at a specified level and above may purchase, with their eligible annual bonus, common stock units at a 30% discount from the lower of the price of the common stock on July 1 of the previous year or on the date of purchase, which occurs on the date bonuses are paid. Employees make an election on or before June 30 of the previous year as to the percentage of their eligible annual bonus that will be used to purchase common stock units under the MSPP. The company’s predecessor plan provided for the purchase of shares of the company’s common stock. Employees are required to utilize at least 25% of their eligible annual bonuses to purchase common stock units under the MSPP to the extent they have not satisfied certain stock ownership guidelines. MSPP shares or units are restricted from sale or transfer for a requisite service period of four years from the

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchase date or until retirement. Only shares or units valued in the amount of the 30% discount are forfeited if the employee’s employment terminates during the requisite service period. Dividends or dividend-equivalents are paid on MSPP shares or units, and the participant has the right to vote all MSPP shares. The difference between the market price and the purchase price at the purchase date is amortized ratably over the requisite service period. The following table details the activity in the MSPP for the quarter and six months ended June 30, 2006:

	For the Quarter Ended June 30, 2006		For the Six Months Ended June 30, 2006
	Number of Shares	Wt. Avg. Grant Date Fair Value	Number of Shares	Wt. Avg. Grant Date Fair Value
Outstanding - Beginning of period	316,623	$50.20	257,967	$47.53
Purchased	—		65,300	$60.81
Vested	(135)	$52.58	(3,009)	$42.78
Forfeited	(784)	$59.92	(4,554)	$57.48

Outstanding - End of period	315,704	$50.18	315,704	$50.18

Prior to the adoption of FAS 123R, the company had a policy of recording compensation expense related to MSPP discounts over the four-year requisite service period. As a result of adopting FAS 123R, based on the company’s practice of fully vesting these discounts on retirement for certain officers and executives, the company has begun to expense immediately these discounts upon purchase for certain officers and executives. In total, the company recognized approximately $0.9 million and $1.2 million of compensation expense related to this program for the quarters ended June 30, 2006 and 2005, respectively. In total, the company recognized approximately $2.3 million and $2.1 million of compensation expense related to this program for the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, there was approximately $8.6 million of total unrecognized compensation costs related to nonvested MSPP shares and units. These costs are expected to be recognized over a weighted-average period of approximately two years.

Employee Stock Purchase Plan—Under the company’s 1998 Employee Stock Purchase Plan of C. R. Bard, Inc. (“ESPP”), domestic employees and certain foreign employees can purchase Bard stock at a 15% discount to the lesser of the market price on the beginning or ending date of the six-month periods ending June 30 and December 31 of each year. Employees may elect to make after-tax payroll deductions of 1% to 10% of compensation as defined by the plan up to a maximum of $25,000 per year. The ESPP is intended to meet the requirements of Section 423 of the Internal Revenue Code of 1986, as amended. At June 30, 2006, 279,168 shares remained available for purchase under the ESPP. At the company’s Annual Meeting of Shareholders on April 19, 2006, the shareholders authorized an additional 250,000 shares for issuance under the ESPP. Prior to the adoption of FAS 123R, the company recorded no compensation expense for the ESPP. Employee payroll deductions are for six-month periods beginning each January 1 and July 1. Shares of the company’s common stock are purchased on June 30 or December 31 or the following business day, unless either the purchase of such shares was delayed at the election of the participant or the participant’s employment was terminated. Purchased shares are restricted for sale or transfer for a six-month period. All participant funds received prior to the ESPP purchase dates are held as company liabilities without interest or other increment. No dividends are paid on employee contributions until shares are purchased. On January 3, 2006, 47,282 shares related to the July 1, 2005 through December 31, 2005 accumulation period were purchased under the ESPP at approximately $55.32 per share.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Beginning January 1, 2006 with the company’s adoption of FAS 123R, the company began to record compensation expense for the ESPP. The company valued the ESPP option utilizing the Black-Scholes model. The following table outlines the assumptions used:

	For the Quarter Ended June 30, 2006	For the Six Months Ended June 30, 2006
Dividend yield	0.35%	0.35%
Risk-free interest rate	4.47%	4.47%
Expected option life in years	0.5	0.5
Expected volatility	16%	16%

The value of the ESPP option calculated as of January 3, 2006 was $13.23. On June 30, 2006, 59,525 shares related to the January 1, 2006 through June 30, 2006 accumulation period were purchased under the ESPP at approximately $55.32 per share. The requisite service period for the ESPP is the six-month period ending June 30, 2006. Total compensation expense related to these awards was $0.4 million and $0.7 million for the quarter and six months ended June 30, 2006, respectively. Cash received from purchases under the ESPP for the quarters ended June 30, 2006 and 2005 was $3.2 million and $4.2 million, respectively. Cash received from purchases under the ESPP for the six months ended June 30, 2006 and 2005 was $5.8 million and $4.2 million, respectively.

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

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(dollars in thousands)
Net sales:
United States	$347,300	$304,100	$677,300	$604,500
Europe	92,100	90,100	174,300	169,400
Japan	24,800	23,800	49,800	46,400
Rest of world	34,000	29,400	64,300	55,700

Total net sales	$498,200	$447,400	$965,700	$876,000

Income before tax provision	$114,600	$117,300	$224,500	$228,500

Long-lived assets	$1,211,400	$987,000	$1,211,400	$987,000

Capital expenditures	$17,300	$23,600	$37,600	$46,900

Depreciation and amortization	$19,400	$16,600	$36,000	$33,300

The following table represents net sales by disease state management.

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(dollars in thousands)
Net sales:
Vascular	$119,700	$108,800	$233,400	$213,100
Urology	149,200	131,900	283,500	259,300
Oncology	117,000	102,000	228,000	195,200
Surgical Specialties	94,500	85,600	182,600	171,100
Other products	17,800	19,100	38,200	37,300

Total net sales	$498,200	$447,400	$965,700	$876,000

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

The company’s key growth initiatives include continued focus on research and development, the further expansion of its sales organization, business development activities and improved manufacturing efficiencies. The company’s margins and net income are driven by the company’s ability to generate sales of its products and improve operating efficiency. The company’s ability to improve sales over time depends in part upon its success in developing and marketing new products. In this regard, the company has strategically increased funding of research and development activities in recent years, with a focus on products and markets that are growing faster than 8% annually. In 2005, the company spent approximately $114.6 million on research and development, an increase of approximately 115% from research and development spending of approximately $53.4 million in 2001. For the quarter ended June 30, 2006, the company spent approximately $37.1 million on research and development, an increase of approximately 28% from research and development spending of approximately $29.0 million in the quarter ended June 30, 2005. The research and development expense for the quarter ended June 30, 2006 included purchased R&D of $6.4 million related to the acquisition of Venetec International, Inc. (“Venetec”). For the six months ended June 30, 2006, the company spent approximately $75.7 million on research and development, an increase of approximately 35% from research and development spending of approximately $56.2 million in the six months ended June 30, 2005. The research and development expense for the six months ended June 30, 2006 included purchased R&D of $16.8 million. In light of the complexity of the process of developing and bringing new products to market, the company expects a lag of as much as several years before the results of increased research and development spending are reflected in increased net sales. In addition, there can be no assurance that research and development activities will successfully generate new products or that new products will be successful in the market.

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

The company also plans to generate increased sales through selective acquisitions of businesses, products and technologies. In general, the company focuses on small- to medium-size acquisitions of products and technologies that complement the company’s existing product portfolio. In addition, the company may from time to time selectively consider acquisitions of larger, established companies under appropriate circumstances. From time to time, the company may divest lines of business in which the company is not able to reasonably attain or maintain a leadership position or for other strategic reasons. The company has entered into five transactions to date in 2006, including the acquisition of Venetec.

The company has a comprehensive program aimed at improving manufacturing efficiencies. This program has built on the company’s past restructuring activities and has resulted in sustained improvement of both margins and cash flow. Gross margins as a percentage of net sales improved by 140 basis points in 2005 as compared to 2004. Gross margins as a percentage of net sales decreased by 60 basis points in the quarter ended June 30, 2006 as compared to the quarter ended June 30, 2005. The acquisition of Venetec reduced gross margins as a percentage of sales by approximately 70 basis points for the quarter ended June 30, 2006, primarily due to amortization of intangible assets acquired. Gross margins as a percentage of net sales decreased by 30 basis points in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 (see “Costs and Expenses” below for further discussion comparing cost of goods sold for these periods).

Results of Operations

Net Sales

The company’s revenues are generated from sales of the company’s products, net of discounts, returns, rebates and other allowances. Bard reported consolidated net sales for the second quarter ended June 30, 2006 of $498.2 million, an increase of 11% on a reported basis over the second quarter ended June 30, 2005 consolidated net sales of $447.4 million. For the second quarter ended June 30, 2006, net sales increased 12% on a constant currency basis over the prior year period. Bard reported consolidated net sales for the six months ended June 30, 2006 of $965.7 million, an increase of 10% on a reported basis over the six months ended June 30, 2005 consolidated net sales of $876.0 million. For the six months ended June 30, 2006, net sales increased 11% on a constant currency basis over the prior year period (see “Management’s Use of Non-GAAP Measures” below).

The geographic breakdown of net sales by the location of the third-party customer for the quarter and six months ended June 30, 2006 and 2005, respectively, is set forth below.

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
United States	70%	68%	70%	69%
Europe	18%	20%	18%	20%
Japan	5%	5%	5%	5%
Rest of world	7%	7%	7%	6%

Total net sales	100%	100%	100%	100%

The growth in consolidated net sales for the quarter ended June 30, 2006 was not impacted by price compared to the same period in the prior year. Exchange rate fluctuations had the effect of decreasing consolidated net sales for the quarter ended June 30, 2006 by 0.8% as compared to the same period in the prior year. Price reductions had the effect of decreasing consolidated net sales for the six months ended June 30, 2006 by 0.1% compared to the same period in the prior year. Exchange rate fluctuations had the effect of decreasing consolidated net sales for the six months ended June 30, 2006 by 1.2% as compared to the same period in the prior year. The primary exchange rate movement that impacts net sales is the movement of the Euro compared to the U.S. dollar. The impact of exchange rate movements on net sales is not indicative of the impact on net earnings due to the offsetting impact of exchange rate movements on operating costs and expenses, costs incurred in other currencies and the company’s hedging activities.

U.S. net sales in the quarter ended June 30, 2006 of $347.3 million increased 14% over U.S. net sales of $304.1 million in the quarter ended June 30, 2005. International net sales in the quarter ended June 30, 2006 of $150.9 million increased 5% on a reported basis and 8% on a constant currency basis over international net sales of $143.3 million in the second quarter ended June 30, 2005. Within the international category for the quarter ended June 30, 2006, European net sales grew 2% on a reported basis (7% on a constant currency basis) over the quarter ended June 30, 2005. Bard’s six months ended June 30, 2006 U.S. net sales of $677.3 million increased 12% over the six months ended June 30, 2005 U.S. net sales of $604.5 million. Bard’s six months ended June 30, 2006 international net sales of $288.4 million increased 6% on a reported basis and

10% on a constant currency basis over the six months ended June 30, 2005 international net sales of $271.5 million. Within the international category for the six months ended June 30, 2006, European net sales grew 3% on a reported basis (10% on a constant currency basis) over the six months ended June 30, 2005. Net sales on a constant currency basis is a non-GAAP measure and not a replacement for GAAP results (see “Management’s Use of Non-GAAP Measures” below).

Presented below is a discussion of consolidated net sales by disease state for the quarter and six months ended June 30, 2006 and 2005.

Product Group Summary of Net Sales

	For the Quarter Ended June 30,				For the Six Months Ended June 30,
	2006	2005	Change	Constant Currency	2006	2005	Change	Constant Currency
	(dollars in thousands)
Vascular	$119,700	$108,800	10%	12%	$233,400	$213,100	10%	12%
Urology	149,200	131,900	13%	14%	283,500	259,300	9%	10%
Oncology	117,000	102,000	15%	15%	228,000	195,200	17%	18%
Surgical Specialties	94,500	85,600	10%	11%	182,600	171,100	7%	7%
Other	17,800	19,100	(7)%	(6)%	38,200	37,300	2%	4%

Total net sales	$498,200	$447,400	11%	12%	$965,700	$876,000	10%	11%

Vascular Products - Bard markets a wide range of products for the peripheral vascular market, including endovascular products, electrophysiology products and surgical graft products. Consolidated net sales for the quarter ended June 30, 2006 of vascular products increased 10% on a reported basis (12% on a constant currency basis) compared to the prior year’s second quarter. U.S. net sales for the quarter ended June 30, 2006 of vascular products grew 14% compared to the prior year’s second quarter. International net sales for the quarter ended June 30, 2006 increased 5% on a reported basis (9% on a constant currency basis) compared to the prior year’s second quarter. Consolidated net sales for the six months ended June 30, 2006 of vascular products increased 10% on a reported basis (12% on a constant currency basis) compared to the same period in the prior year. U.S. net sales for the six months ended June 30, 2006 of vascular products grew 12% compared to the same period in the prior year. International net sales for the six months ended June 30, 2006 increased 7% on a reported basis (12% on a constant currency basis) compared to the same period in the prior year. The vascular group is the company’s most global business, with international net sales comprising 44% and 45% of consolidated net sales of vascular products for the quarter and six months ended June 30, 2006, respectively.

Consolidated net sales for the quarter ended June 30, 2006 of endovascular products increased 16% on a reported basis (18% on a constant currency basis) compared to the prior year’s second quarter. Consolidated net sales for the six months ended June 30, 2006 of endovascular products increased 14% on a reported basis (17% on a constant currency basis) compared to the same period in the prior year. The company’s percutaneous transluminal angioplasty (“PTA”) balloon catheter, stent graft and biopsy product lines contributed to the growth in this category.

Consolidated net sales for the quarter ended June 30, 2006 of electrophysiology products increased 3% on a reported basis (6% on a constant currency basis) compared to the prior year’s second quarter. Consolidated net sales for the six months ended June 30, 2006 of electrophysiology products increased 8% on a reported basis (11% on a constant currency basis) compared to the same period in the prior year. Strong sales performance in the company’s ablation catheters, steerable diagnostic catheter lines and an emerging line of products for the diagnosis of atrial fibrillation have driven the growth in electrophysiology products for the quarter and six months ended June 30, 2006.

Consolidated net sales for the quarter ended June 30, 2006 of surgical graft products increased 1% on a reported basis (2% on a constant currency basis) compared to the prior year’s second quarter. Consolidated net sales for the six months ended June 30, 2006 of surgical graft products decreased 1% on a reported basis and increased 1% on a constant currency basis compared to the same period in the prior year. Declining sales in the company’s line of dialysis access grafts impacted growth for the quarter and six months ended June 30, 2006.

Urology Products - Bard markets a wide range of products for the urology market, including basic drainage products, catheter securement devices, continence products, pelvic floor reconstruction products and urological specialty products. Consolidated net sales for the quarter ended June 30, 2006 of urology products were $149.2 million, an increase of 13% on a reported basis (14% on a constant currency basis) compared to the prior year’s second quarter. In the second quarter ended June 30, 2006, the company acquired the StatLock® line of catheter securement devices through the acquisition of Venetec. This addition favorably impacted revenue growth in urology products by approximately 700 basis points for the quarter ended June 30, 2006 over the prior-year’s second quarter. U.S. net sales of urology products represented 72% of consolidated net sales of urology products for the quarter ended June 30, 2006 and grew 16% compared to the prior year’s second quarter. International net sales for the quarter ended June 30, 2006 of urology products increased 7% on a reported basis (9% on a constant currency basis) compared to the prior year’s second quarter. Consolidated net sales for the six months ended June 30, 2006 of urology products were $283.5 million, an increase of 9% on a reported basis (10% on a constant currency basis) compared to the same period in the prior year. U.S. net sales of urology products represented 72% of consolidated net sales of urology products for the six months ended June 30, 2006 and grew 11% compared to the same period in the prior year. International net sales for the six months ended June 30, 2006 of urology products increased 6% on a reported basis (9% on a constant currency basis) compared to the same period in the prior year.

Basic drainage products, including Foley catheters, represent the foundation of the company’s urology business. Consolidated net sales for the quarter ended June 30, 2006 of basic drainage products increased 6% on a reported and constant currency basis compared to the prior year’s second quarter. Consolidated net sales for the quarter ended June 30, 2006 of infection control Foley catheter products grew 14% on both a reported basis and constant currency basis compared to the same period in the prior year. Consolidated net sales for the six months ended June 30, 2006 of basic drainage products increased 6% on a reported basis (7% on a constant currency basis) compared to the same period in the prior year. Consolidated net sales for the six months ended June 30, 2006 of infection control Foley catheter products grew 16% on both a reported basis and constant currency basis compared to the same period in the prior year.

Consolidated net sales for the quarter ended June 30, 2006 of urological specialty products, which include brachytherapy products and services, increased 2% on a reported basis (3% on a constant currency basis) compared to the prior year’s second quarter. Consolidated net sales for the six months ended June 30, 2006 of urological specialty products decreased 1% on a reported basis and remained flat on a constant currency basis compared to the same period in the prior year.

Consolidated net sales for the quarter ended June 30, 2006 of continence products increased 12% on a reported basis (14% on a constant currency basis) compared to the prior year’s second quarter. Consolidated net sales for the six months ended June 30, 2006 of continence products increased 14% on a reported basis (16% on a constant currency basis) compared to the same period in the prior year. The company’s surgical continence, continence bulking and pelvic floor reconstruction product lines provided the growth in the continence category for the quarter and six months ended June 30, 2006.

Oncology Products - The company’s oncology products include specialty access products used primarily for chemotherapy. Consolidated net sales for the quarter ended June 30, 2006 of oncology products grew 15% on a reported and constant currency basis compared to the prior year’s second quarter. U.S. net sales for the quarter ended June 30, 2006 of oncology products grew 19% compared to the prior year’s second quarter. International net sales for the quarter ended June 30, 2006 of oncology products grew 3% on a reported basis (5% on a constant currency basis) compared to the prior year’s second quarter. Consolidated net sales for the six months ended June 30, 2006 of oncology products grew 17% on a reported basis (18% on a constant currency basis)

compared to the same period in the prior year. U.S. net sales for the six months ended June 30, 2006 of oncology products grew 20% compared to the same period in the prior year. International net sales for the six months ended June 30, 2006 of oncology products grew 8% on a reported basis (12% on a constant currency basis) compared to the same period in the prior year. The company’s specialty access ports, peripherally-inserted central catheters (“PICCs”) and vascular access ultrasound devices contributed to the strong net sales growth in the oncology category in the quarter and the six months ended June 30, 2006.

Surgical Specialty Products - Consolidated net sales for the quarter ended June 30, 2006 of surgical specialty products increased 10% on a reported basis (11% on a constant currency basis) compared to the prior year’s second quarter. Surgical specialty products include soft tissue repair, performance irrigation and hemostasis product lines. U.S. net sales for the quarter ended June 30, 2006 of surgical specialty products increased 11% compared to the prior year’s second quarter. International net sales for the quarter ended June 30, 2006 of surgical specialty products increased 8% on a reported basis (9% on a constant currency basis) compared to the prior year’s second quarter. Consolidated net sales for the six months ended June 30, 2006 of surgical specialty products increased 7% on a reported basis and on a constant currency basis compared to the same period in the prior year. U.S. net sales for the six months ended June 30, 2006 of surgical specialty products increased 7% compared to the same period in the prior year. International net sales for the six months ended June 30, 2006 of surgical specialty products increased 6% on a reported basis (9% on a constant currency basis) compared to the same period in the prior year.

Consolidated net sales for the quarter ended June 30, 2006 of soft tissue repair products increased 15% on a reported and constant currency basis compared to the prior year’s second quarter. The quarter ended June 30, 2006 was affected by adjustments related to recalls, as discussed below. Consolidated net sales for the six months ended June 30, 2006 of soft tissue repair products increased 7% on a reported basis (8% on a constant currency basis) compared to the same period in the prior year. Overall growth of the company’s soft tissue repair products has moderated in recent periods with the maturation of the ventral hernia repair market in the United States.

In the fourth quarter 2005, the company initiated a voluntary product recall of its Bard® Composix® Kugel® Mesh X-Large Patch intended for ventral hernia repair. Following the recall, the U.S. Food and Drug Administration (“FDA”) conducted a follow-up inspection and issued an FDA Form-483 identifying certain observations. The company is in the process of addressing these observations and cannot give any assurances that the FDA will be satisfied with the company’s response. In the first quarter of 2006, the company expanded the number of recalled products by three to include other large sizes of the Bard® Composix® Kugel® Mesh patch that could be subject to the same failure mode. In the second quarter ended June 30, 2006, the FDA concurred with the company’s Pre-Market Notification submission to commercialize the redesigned Bard® Composix® Kugel® patches in the recalled sizes. The company estimates that the net revenue generated in the second quarter ended June 30, 2006 from recall related adjustments and replenishing the distribution channel with these products favorably impacted net sales growth in the surgical specialty products category by approximately 700 basis points.

Other Products - The other product group includes irrigation, wound drainage and certain original equipment manufacturers’ (OEM) products. Consolidated net sales of other products for the quarter ended June 30, 2006 were $17.8 million, a decrease of 7% on a reported basis (6% on a constant currency basis) compared to the prior year’s second quarter. Consolidated net sales of other products for the six months ended June 30, 2006 were $38.2 million, an increase of 2% on a reported basis (4% on a constant currency basis) compared to the same period in the prior year.

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

The following is a summary of major costs and expenses as a percentage of net sales for the quarter and six months ended June 30, 2006 and 2005.

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Cost of goods sold	39.4%	38.8%	38.9%	38.6%
Marketing, selling and administrative expense	30.8%	30.4%	30.7%	30.2%
Research and development expense	7.4%	6.5%	7.8%	6.4%
Interest expense	0.9%	0.7%	1.0%	0.7%
Other (income) expense, net	(1.5)%	(2.6)%	(1.6)%	(2.0)%

Total costs and expenses	77.0%	73.8%	76.8%	73.9%

Cost of goods sold - The company’s cost of goods sold as a percentage of net sales for the quarter ended June 30, 2006 was 39.4%, an increase of 60 basis points from the cost of goods sold as a percentage of net sales for the quarter ended June 30, 2005 of 38.8%. The acquisition of Venetec unfavorably impacted cost of goods sold as a percentage of net sales by approximately 70 basis points for the quarter ended June 30, 2006. In addition, the adoption of FAS 123R increased cost of goods sold as a percentage of net sales by 10 basis points in the quarter ended June 30, 2006. The company’s cost of goods sold as a percentage of net sales for the six months ended June 30, 2006 was 38.9%, an increase of 30 basis points from the cost of goods sold as a percentage of net sales for the six months ended June 30, 2005 of 38.6%. The acquisition of Venetec unfavorably impacted cost of goods sold as a percentage of net sales by approximately 40 basis points for the six months ended June 30, 2006. The adoption of FAS 123R increased cost of goods sold as a percentage of net sales by 10 basis points in the six months ended June 30, 2006. Overall, the rate of improvement of cost of goods sold as a percentage of net sales due to manufacturing efficiencies has moderated in recent periods.

Marketing, selling and administrative expense - The company’s marketing, selling and administrative costs as a percentage of net sales for the quarter ended June 30, 2006 was 30.8%. Marketing, selling and administrative costs as a percentage of net sales for the quarter ended June 30, 2005 was 30.4%. The adoption of FAS 123R increased marketing, selling and administrative costs as a percentage of net sales for the quarter ended June 30, 2006 by 110 basis points, partially offset by tight spending controls in certain marketing, selling, and administrative areas. The company’s marketing, selling and administrative costs as a percentage of net sales for the six months ended June 30, 2006 was 30.7%. Marketing, selling and administrative costs as a percentage of net sales for the six months ended June 30, 2005 was 30.2%. The adoption of FAS 123R increased marketing, selling and administrative costs as a percentage of net sales for the six months ended June 30, 2006 by 120 basis points, partially offset by tight spending controls in certain marketing, selling, and administrative areas.

Research and development expense - Research and development expenses are comprised of expenses related to internal research and development activities, milestone payments for third-party research and development activities and purchased R&D costs arising from the company’s business development activities. The components of internal research and development expenses include: salary and benefits, allocated overhead and occupancy costs, clinical trial and related clinical manufacturing costs, contract services and milestone payments for third-party research and development. All research and development costs are expensed as incurred. Research and development expenditures for the quarter ended June 30, 2006 of $37.1 million represented a 28% increase from the prior year’s quarter expenditures of $29.0 million. Included in the research and development expenses in the second quarter ended June 30, 2006 was purchased R&D of approximately $6.4 million pretax. Additionally, the adoption of FAS 123R increased research and development expense by approximately $0.4 million in the second quarter ended June 30, 2006. Research and development expenditures for the six months ended June 30, 2006 of $75.7 million represented a 35% increase from the prior year’s expenditures of $56.2 million in the same period. Included in the research and development expenses in the six months ended June 30, 2006 was purchased R&D of approximately $16.8 million pretax. Additionally, the adoption of FAS 123R increased research and development expense by approximately $0.8 million in the six months ended June 30, 2006.

Interest expense - Interest expense for the quarter ended June 30, 2006 increased to $4.5 million from $3.1 million for the quarter ended June 30, 2005, due to increased borrowings. Interest expense for the six months ended June 30, 2006 increased to $9.2 million from $6.2 million for the six months ended June 30, 2005, due to increased borrowings.

Other (income) expense, net - The table below presents the components of other (income) expense, net for the quarter and six months ended June 30, 2006 and 2005.

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(dollars in thousands)
Interest income	$(6,300)	$(4,100)	$(14,100)	$(7,600)
Foreign exchange (gains) losses	300	600	—	600
Investment gains	(1,600)	(1,200)	(1,600)	(4,400)
Royalty reserve reversal	—	(7,100)	—	(7,100)
Other, net	—	300	400	600

Total other (income) expense, net	$(7,600)	$(11,500)	$(15,300)	$(17,900)

Interest income - For the quarter ended June 30, 2006, interest income was approximately $6.3 million compared to approximately $4.1 million for the quarter ended June 30, 2005. For the six months ended June 30, 2006, interest income was approximately $14.1 million compared to approximately $7.6 million for the six months ended June 30, 2005. The increase in 2006 was due to higher interest rates and investment balances.

Investment gains - For the quarters ended June 30, 2006 and 2005, other (income) expense, net included pretax income of approximately $1.6 million and $1.2 million, respectively resulting from investment gains. For the six months ended June 30, 2005, other (income) expense, net included pretax income of approximately $4.4 million resulting mainly from a milestone payment related to the company’s sale of an investment in 2004.

Royalty reserve reversal - In the second quarter and six months ended June 30, 2005, other (income) expense, net included pretax income of approximately $7.1 million resulting from the reversal of a reserve related to a patent matter.

Income tax provision - The following is a reconciliation between the effective tax rates and the statutory rates for the quarter and six months ended June 30, 2006 and 2005:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
U.S. federal statutory rate	35%	35%	35%	35%
State income taxes, net of federal benefit	1%	1%	1%	1%
Operations taxed at less than U.S. rate	(9)%	(10)%	(10)%	(9)%
Other, net	2%	1%	2%	—

Effective tax rate	29%	27%	28%	27%

The company’s effective tax rate for the quarter of operations ended June 30, 2006 increased to 29% compared to 27% for the same period in 2005. This is primarily due to the impact of certain items, including the non-tax-deductible purchased R&D charge. The company’s effective tax rate for the six months of operations ended June 30, 2006 increased to 28% compared to 27% for the same period in 2005. This increase was primarily due to the impact of certain items, including the purchased R&D charges.

Net Income and Earnings Per Share

Bard reported consolidated net income for the quarter ended June 30, 2006 of $81.4 million. Consolidated net income for the quarter ended June 30, 2005 was $85.3 million. Bard reported diluted earnings per share for the quarter ended June 30, 2006 of $0.76, a decrease of 4% from diluted earnings per share for the quarter ended June 30, 2005 of $0.79. Bard reported consolidated net income for the six months ended June 30, 2006 of $162.5 million. Consolidated net income for the six months ended June 30, 2005 was $166.6 million. Bard reported diluted earnings per share for the six months ended June 30, 2006 of $1.52, a decrease of 1% from diluted earnings per share for the six months ended June 30, 2005 of $1.54.

As described above under “Costs and Expenses” certain items in the quarters and six months ended June 30, 2006 and 2005 impact the comparability of the company’s results of operations between periods.

Liquidity and Capital Resources

The company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Significant factors affecting the management of liquidity are: cash flows generated from operating activities, capital expenditures, investments in businesses and technologies, cash dividends and common stock repurchases. Cash provided from operations continues to be the company’s primary source of funds. Should it be necessary, the company believes it could borrow adequate funds at competitive terms. The table below summarizes liquidity measures for Bard as of June 30, 2006 and 2005.

	2006	2005
	(dollars in millions)
Cash and cash equivalents	$420.0	$566.3
Short-term investments	101.4	4.6

Subtotal	$521.4	$570.9

Working capital	$570.6	$744.7

Current ratio	2.07/1	3.18/1

Total debt	$231.4	$151.5

Net cash position	$290.0	$419.4

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

The following table provides cash flow data for the six months ended June 30, 2006 and 2005.

	2006	2005
	(dollars in millions)
Net cash provided by operating activities	$132.8	$166.4

Net cash used in investing activities	$(315.8)	$(97.9)

Net cash used in financing activities	$(160.4)	$(27.3)

Operating activities - For the six months ended June 30, 2006, the company generated $132.8 million cash flow from operations, $33.6 million less than the cash flow from operations reported for the six months ended June 30, 2005. Adjustments to reconcile net income to net cash provided by operating activities were $(29.7) million and $(0.2) million for the six months ended June 30, 2006 and 2005, respectively. This decrease is due primarily to a tax payment made in the first quarter of 2006 related to the company’s repatriation of foreign earnings in 2005 and changes in working capital balances. For the six months ended June 30, 2006, net income of $162.5 million decreased $4.1 million over net income reported for the six months ended June 30, 2005.Depreciation expense was approximately $22.2 million for the six months ended June 30, 2006 and $20.6 million for the six months ended June 30, 2005. Amortization expense was approximately $13.8 million for the six months ended June 30, 2006 and $12.7 million for the six months ended June 30, 2005.

Investing activities - For the six months ended June 30, 2006, the company used $315.8 million in cash for investing activities, $217.9 million more than the $97.9 million used for investing activities reported for the six months ended June 30, 2005. Capital expenditures amounted to $37.6 million and $46.9 million for the six months ended June 30, 2006 and 2005, respectively. Including the acquisition of Venetec, the company spent approximately $182.3 million for the six months ended June 30, 2006 compared to $55.4 million for the six months ended June 30, 2005 for the acquisition of businesses, patents, trademarks, purchase rights and other related items to augment its existing product lines. See Note 2 in the notes to condensed consolidated financial statements included in this Form 10-Q. These cash expenditures were financed primarily with cash from operations and short-term borrowings.

Financing activities - For the six months ended June 30, 2006, the company used $160.4 million in cash for financing activities, $133.1 million more than the $27.3 million used in financing activities reported for the six months ended June 30, 2005. Cash flow related to financing activities included changes in borrowings, equity proceeds related to option exercises, purchases of company stock and dividend payments. Total debt was $231.4 million at June 30, 2006 and $151.5 million at June 30, 2005. The company paid $70.0 million in the six months ended June 30, 2006 to reduce short-term borrowings. Total debt to total capitalization was 12.2% and 9.2% at June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006, the company spent approximately $102.6 million to purchase 1,497,600 shares of common stock of the company. For the six months ended June 30, 2005, the company spent approximately $31.2 million to purchase 450,000 shares of common stock of the company. At June 30, 2006, a total of approximately $397.4 million remains under the company’s $500 million share purchase authorization approved by the Board of Directors in 2005. The company paid cash dividends of $0.26 per share in the six months ended June 30, 2006 and $0.24 per share in the six months ended June 30, 2005.

The company has in place a domestic syndicated bank credit facility totaling $400 million that supports the commercial paper program and can be used for other general corporate purposes. The credit facility expires in May 2009 and includes pricing based on the company’s long-term credit rating. There were no outstanding commercial paper borrowings at June 30, 2006 and 2005, respectively. In addition, on October 21, 2005, a wholly owned foreign subsidiary of the company entered into a $250 million syndicated bank credit facility to be used for general corporate needs, including in support of the company’s decision in 2005 to repatriate undistributed foreign earnings under the AJCA. Loans under the facility bear interest at the company’s option at a fixed spread to LIBOR or the higher of prime rate and 0.50% over the federal funds rate. The facility expires in October 2008. At June 30, 2006, there were $80.0 million of outstanding borrowings under the facility.

At June 30, 2006, the company had $150 million of unsecured notes outstanding. The notes mature in 2026 and pay a semi-annual coupon of 6.70%. The coupon interest closely approximates the effective annual cost of the notes. The 6.70% notes due 2026 may be redeemed at the option of the note holders on December 1, 2006 at a redemption price equal to the principal amount. In accordance with FAS No. 78, Classification of Obligations that are Callable by the Creditor, the company has classified these notes as current. If the note holders do not exercise their option on December 1, 2006, the option will expire and the notes will revert to a long-term classification. Assuming the notes are held to maturity, the market value of the notes approximates $155.1 million at June 30, 2006.

At June 30, 2006, the company’s long-term debt was rated “A” by Standard and Poor’s and “Baa1” by Moody’s, and the company’s commercial paper ratings were “A-1” by Standard and Poor’s and “P-2” by Moody’s. The company believes that this overall financial strength gives Bard sufficient financing flexibility.

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

The company is a defendant in an action entitled Sakharam D. Mahurkar v. C. R. Bard, Inc., Bard Access Systems, Inc. and Bard Healthcare, Inc. (Civil Action No. 01 C 8452, United States District Court, Northern District of Illinois). The action commenced in November 2001. The plaintiff alleges that the company is infringing one or more of the claims of several of the plaintiff’s U.S. patents for dialysis catheters. The action seeks a permanent injunction, monetary damages for the period of alleged infringement, treble damages and attorneys’ fees. On December 9, 2004, the court stayed the trial date pending the outcome of the reexamination of one of the patents at issue. The court recently lifted the stay and set a trial date for October 30, 2006. The company has requested that the court reconsider its decision to lift the stay with respect to the patent still under reexamination. The company does not expect the matter to have a material adverse effect on its financial position or liquidity; however, the matter could be material to the company’s business and results of operations for a future period.

Medicon, Inc. - The Osaka Regional Taxation Bureau is currently auditing the fiscal 2001 - 2005 tax years of Medicon, Inc., the company’s Japanese joint venture. The company cannot assess the likelihood of an adverse outcome at this time. The company believes that an adverse outcome would not have a material impact on the company’s financial position or liquidity, but may be material to the results of operations in a future period.

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

Critical Accounting Policies

The preparation of financial statements requires the company’s management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. The following is not intended to be a comprehensive list of all of the company’s critical accounting policies. The company’s significant accounting policies are more fully described in the company’s notes to consolidated financial statements. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The critical accounting policies described below are areas in which management’s judgment in selecting an available alternative might produce a materially different result.

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

Share-Based Compensation - The company accounts for share-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123R”), as interpreted by SEC Staff Accounting Bulletin No. 107. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the company’s stock price volatility and employee stock option exercise behaviors.

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

As share-based compensation expense recognized in the consolidated statement of income is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

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

The company operates in multiple taxing jurisdictions, both within the United States and outside the United States. The company faces audits from these various tax authorities regarding the amount of taxes due. Such audits can involve complex issues and may require an extended period of time to resolve. The company’s U.S. federal tax filings have been examined by the IRS for calendar years ending prior to 2000. The company believes all tax differences arising from those audits have been resolved and settled. An audit of the company’s U.S. federal tax filings for the 2003 and 2004 tax years began in the second quarter of 2006. The audit of the company’s U.K. affiliates’ tax filings for the 1999 through 2003 tax years by Inland Revenue in the United Kingdom has been recently completed. The company believes all tax differences arising from that audit have been resolved and settled. In the third quarter of 2006, the company’s income tax provision will be reduced by approximately $16 million, due to the expiration of the statute of limitations in the United States for the 2000 and 2001 tax years as well as the resolution of the U.K. audit.

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

New Accounting Pronouncements - In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). The intent of FIN 48 is to clarify the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109. This interpretation imposes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective as of the beginning of the first fiscal year beginning after December 15, 2006. Bard will be required to adopt this interpretation in the first quarter of 2007. Management is currently evaluating the requirements of FIN 48 and has not yet determined the impact this adoption will have on the consolidated financial statements.

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

Effective management of and reaction to risks involved in our business, including:

•	the ability to achieve manufacturing or administrative efficiencies, including gross margin benefits from our manufacturing process and supply chain programs as a result of the company’s restructuring, or in connection with the integration of acquired businesses;

•	the effects of negative publicity concerning our products, which could result in product withdrawals or decreased product demand and which could reduce market or governmental acceptance of our products;

•	the ability to identify appropriate companies, businesses and technologies as potential acquisition candidates, to consummate and integrate such transactions or to obtain agreements with favorable terms;

•	the reduction in the number of procedures using our devices caused by customers’ cost-containment pressures or preferences for alternate therapies;

•	the ability to maintain or increase research and development expenditures;

•	the uncertainty of whether increased research and development expenditures and sales force expansion will result in increased sales;

•	the ability to maintain our effective tax rate and uncertainty related to tax audits, appeals and litigation;

•	the risk that the company may not successfully implement its new Enterprise Resource Planning (“ERP”) information system, which could adversely affect the company’s results of operations in future periods or its ability to meet the ongoing requirements of Section 404 of the Sarbanes-Oxley Act of 2002;

•	internal factors, such as retention of key employees, including sales force employees;

•	the ability to achieve earnings forecasts, which are generated based, among other things, on projected volumes and sales of many product types, some of which are more profitable than others;

•	changes in factors and assumptions employed in the application of FAS 123R, or actual results that differ from our assumptions on stock valuation and employee option exercise patterns, which could cause compensation expense recorded in future periods to differ significantly from the compensation expense recorded in the current period and, as a result, materially impact the company’s results of operations;

•	damage to a company facility, which could render the company unable to manufacture a particular product (as the company may utilize only one manufacturing facility for certain of its major products) and may require the company to reduce the output of products at the damaged facility thereby making it difficult to meet product shipping targets; and

•	the potential impairment of goodwill and intangible assets of the company resulting from insufficient cash flow generated from such assets specifically, or our business more broadly, so as to not allow the company to justify the carrying value of the assets.

Competitive factors, including:

•	the trend of consolidation in the medical device industry as well as among our customers, resulting in potentially greater pricing pressures and more significant and complex contracts than in the past, both in the United States and abroad;

•	development of new products or technologies by competitors having superior performance compared to our current products or products under development;

•	technological advances, patents and registrations obtained by competitors that would have the effect of excluding the company from new market segments or preventing the company from selling a product or including key features in the company’s products;

•	attempts by competitors to gain market share through aggressive marketing programs; and

•	reprocessing by third-party reprocessors of our products designed and labeled for single use.

Difficulties and delays inherent in the development, manufacturing, marketing and sale of medical products, including:

•	the ability to complete planned clinical trials successfully, to develop and obtain regulatory approval for products on a timely basis and to launch products on a timely basis within cost estimates;

•	lengthy and costly regulatory approval processes, which may result in lost market opportunities;

•	delays or denials of, or grants of low levels of reimbursement for, procedures using newly developed products;

•	the suspension or revocation of authority to manufacture, market or distribute existing products;

•	the imposition of additional or different regulatory requirements, such as those affecting manufacturing and labeling;

•	performance, efficacy or safety concerns for existing products, whether scientifically justified or not, that may lead to product recalls, withdrawals, litigation or declining sales, including adverse events relating to the company’s vena cava filters and hernia repair products;

•	FDA inspections resulting in FDA Form-483 observations and/or warning letters identifying deficiencies in the company’s current good manufacturing practices and/or quality systems; warning letters which identify violations of FDA regulations could result in product holds, recalls, restrictions on future clearances by the FDA for products to which the deficiencies are reasonably related and/or civil penalties;

•	the failure to obtain, limitations on the use of, or the loss of, patent and other intellectual property rights, and the failure of efforts to protect our intellectual property rights against infringement and legal challenges that can increase our costs;

•	difficulties obtaining necessary components or raw materials used in the company’s products and/or price increases from the company’s suppliers of critical components or raw materials or other interruptions of the supply chain; and

•	customers that may limit the number of manufacturers or vendors from which they will purchase products, which can result in the company’s exclusion from large hospital systems, integrated delivery networks or group purchasing organization contracts.

Governmental action, including:

•	the impact of continued health care cost containment;

•	new laws and judicial decisions related to health care availability, payment for health care products and services or the marketing and distribution of products, including legislative or administrative reforms to the United States Medicare and Medicaid systems or other United States or international reimbursement systems in a manner that would significantly reduce reimbursements for procedures that use the company’s products;

•	changes in the U.S. Food and Drug Administration and foreign regulatory approval processes that may delay or prevent the approval of new products and result in lost market opportunity;

•	the impact of more vigorous compliance and enforcement activities affecting the healthcare industry in general or the company in particular;

•	changes in the tax or environmental laws or standards affecting our business which could require facility upgrades or process changes and could affect production rates and output; and

•	compliance costs and potential penalties and remediation obligations in connection with environmental laws, including, without limitation, regulations regarding air emissions, waste water discharges and solid waste.

Legal disputes, including:

•	disputes over intellectual property rights;

•	product liability claims;

•	claims asserting securities law violations;

•	claims asserting violations of federal law in connection with Medicare and/or Medicaid reimbursement;

•	derivative shareholder actions;

•	claims and subpeonas asserting antitrust violations;

•	environmental claims, including risks relating to accidental contamination or injury from the use of hazardous materials in the company’s manufacturing, sterilization and research activities and the potential for the company to be held liable for any resulting damages; and

•	commercial disputes, including disputes over distribution agreements, license agreements, manufacturing/supply agreements and acquisition or sale agreements.

General economic conditions, including:

•	international and domestic business conditions;

•	political instability in foreign countries;

•	interest rates;

•	foreign currency exchange rates; and

•	changes in the rate of inflation.

Other factors beyond our control, including catastrophes, both natural and man-made, earthquakes, floods, fires, explosions, acts of terrorism or war.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Bard operates on a global basis and therefore is subject to the exposures that arise from foreign exchange rate fluctuations. The company manages these exposures using operational and economic hedges as well as derivative financial instruments. The company’s foreign currency exposures may change over time as changes occur in the company’s international operations. The company’s objective in managing its exposures to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with assets, liabilities, net investments and probable commitments denominated in foreign currencies. In order to reduce the risk of foreign currency exchange rate fluctuations, the company will from time to time enter into derivative financial instruments to hedge a portion of its expected foreign currency denominated cash flow from operations. The instruments that the company uses for hedging are forward contracts and options with major financial institutions. The company expects that the changes in fair market value of such contracts will have a high correlation to the price changes in the related hedged cash flow. The principal currencies the company hedges are the Euro, the British Pound, the Mexican Peso and the Japanese Yen. Any gains and losses on these hedge contracts are expected to offset changes in the value of the related exposure. Bard’s risk management guidelines prohibit entering into financial instruments for speculative purposes. The company enters into foreign currency transactions only to the extent that foreign currency exposure exists. A sensitivity analysis of changes in the fair value of all foreign exchange derivative contracts at June 30, 2006 indicates that if the U.S. dollar uniformly strengthened by 10% against all currencies, the fair value of these contracts would increase by $3.4 million, and if the U.S. dollar uniformly weakened by 10% against all currencies, the fair value of these contracts would increase by $1.3 million. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.

In December 1996, the company issued $150.0 million of 6.70% notes due 2026. These notes may be redeemed at the option of the note holders on December 1, 2006, at a redemption price equal to the principal amount. Assuming these notes are held to maturity, the market value of the notes approximates $155.1 million at June 30, 2006. Assuming a 100 basis point increase or decrease in U.S. interest rates and assuming that the notes are held to maturity, the market value of the notes would approximate $149.8 million or $174.0 million, respectively, on June 30, 2006.

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

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of June 30, 2006. Based upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) provide reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

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

The company is a defendant in an action entitled Sakharam D. Mahurkar v. C. R. Bard, Inc., Bard Access Systems, Inc. and Bard Healthcare, Inc. (Civil Action No. 01 C 8452, United States District Court, Northern District of Illinois). The action commenced in November 2001. The plaintiff alleges that the company is infringing one or more of the claims of several of the plaintiff’s U.S. patents for dialysis catheters. The action seeks a permanent injunction, monetary damages for the period of alleged infringement, treble damages and attorneys’ fees. On December 9, 2004, the court stayed the trial date pending the outcome of the reexamination of one of the patents at issue. The court recently lifted the stay and set a trial date for October 30, 2006. The company has requested that the court reconsider its decision to lift the stay with respect to the patent still under reexamination. The company does not expect the matter to have a material adverse effect on its financial position or liquidity; however, the matter could be material to the company’s business and results of operations for a future period.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)

	Issuer Purchases of Equity Securities
		Open Market Purchases
Period	Employee Benefit Plan Shares Surrendered For Taxes(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Approximate Dollar Value Purchased as Part of Publicly Announced Program(2)	Maximum Approximate Dollar Value that May Yet Be Purchased Under Publicly Announced Program(2)
April 1 - April 30, 2006	68	250,000	$74.06	$18,500,000	$433,700,000
May 1 - May 31, 2006	789	494,600	73.32	36,300,000	397,400,000
June 1 - June 30, 2006	496	—	—	—	397,400,000

Total	1,353	744,600	$73.57	$54,800,000	$397,400,000

(1)	Transactions represent the purchase of restricted shares from employees to satisfy tax withholding requirements on such equity-based transactions. None of these transactions were made in the open market.
(2)	On December 14, 2005, the Board of Directors approved the repurchase from time to time of up to $500 million of the common stock of the company.

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

Item 6. Exhibits

(a)	Exhibit 10bl* – Form of Stock Option Agreement under the company’s 2003 Long Term Incentive Plan
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
Date: August 1, 2006

/s/ FRANK LUPISELLA JR.
Frank Lupisella Jr. Vice President and Controller