Form 10-Q
period 2006-09-30
BARD C R INC /NJ/
filed 2006-10-27
CIK 9892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2006
Common Stock - $0.25 par value	102,983,119

C. R. BARD, INC. AND SUBSIDIARIES

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands except shares and par values, unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$454,600	$754,200
Short-term investments	80,400	4,000
Accounts receivable, net	306,800	267,700
Inventories	203,300	169,600
Short-term deferred tax assets	51,000	37,200
Other current assets	23,900	31,400

Total current assets	1,120,000	1,264,100

Net property, plant and equipment	335,100	310,000
Patents, net of amortization	202,600	135,500
Goodwill	440,600	358,800
Other intangible assets, net of amortization	130,600	97,000
Other assets	92,300	100,200

Total noncurrent assets	1,201,200	1,001,500

	$2,321,200	$2,265,600

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$195,600	$300,600
Accounts payable	48,200	52,500
Accrued expenses	187,100	188,300
Federal and foreign income taxes	49,600	99,200

Total current liabilities	480,500	640,600

Long-term debt	800	800
Other long-term liabilities	79,300	81,200
Deferred income taxes	39,500	6,900

Total noncurrent liabilities	119,600	88,900

Total liabilities	600,100	729,500

Shareholders’ investment:
Common stock, $0.25 par value, authorized 600,000,000 shares; issued and outstanding 102,983,119 at September 30, 2006 and 104,012,498 at December 31, 2005	25,700	26,000
Capital in excess of par value	615,100	521,500
Retained earnings	1,052,300	986,000
Accumulated other comprehensive income	28,000	2,600

Total shareholders’ investment	1,721,100	1,536,100

	$2,321,200	$2,265,600

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(shares and dollars in thousands except per share amounts, unaudited)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$498,900	$443,300	$1,464,600	$1,319,300

Costs and expenses:
Cost of goods sold	194,700	166,400	570,200	504,800
Marketing, selling and administrative expense	160,900	132,700	457,000	397,300
Research and development expense	31,200	29,200	106,900	85,400
Interest expense	4,000	3,100	13,200	9,300
Other (income) expense, net	13,400	2,900	(1,900)	(15,000)

Total costs and expenses	404,200	334,300	1,145,400	981,800

Income before tax provision	94,700	109,000	319,200	337,500

Income tax provision	7,100	18,600	69,100	80,500

Net income	$87,600	$90,400	$250,100	$257,000

Basic earnings per share	$0.85	$0.86	$2.42	$2.45

Diluted earnings per share	$0.82	$0.83	$2.34	$2.37

Weighted average common shares outstanding - basic	103,200	105,000	103,500	105,000

Weighted average common shares outstanding - diluted	106,600	108,300	106,900	108,300

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT

(dollars in thousands except shares and per share amounts, unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comp. Inc/(Loss)	Total
	Shares	Amount
Balance at December 31, 2005	104,012,498	$26,000	$521,500	$986,000	$2,600	$1,536,100
Net income				250,100		250,100
Available for sale securities (net of $1,600 taxes)					(3,100)	(3,100)
Change in derivative instruments designated as cash flow hedges (net of $600 taxes)					(1,200)	(1,200)
Foreign currency translation adjustment					29,700	29,700

Total Comprehensive Income				250,100	25,400	275,500
Cash dividends declared in current year ($0.27 per share)				(28,100)		(28,100)
Issuance of common stock	1,208,221	300	78,700			79,000
Purchases of common stock for treasury	(2,237,600)	(600)		(155,700)		(156,300)
Tax benefit relating to employee stock plans			14,900			14,900

Balance at September 30, 2006	102,983,119	$25,700	$615,100	$1,052,300	$28,000	$1,721,100

Balance at December 31, 2004	104,672,310	$26,200	$429,600	$858,100	$46,200	$1,360,100
Net income				257,000		257,000
Available for sale securities (net of $900 taxes)					(1,600)	(1,600)
Change in derivative instruments designated as cash flow hedges (net of $100 taxes)					500	500
Foreign currency translation adjustment					(27,600)	(27,600)

Total Comprehensive Income				257,000	(28,700)	228,300
Cash dividends ($0.37 per share)				(39,000)		(39,000)
Issuance of common stock	1,395,372	300	51,300			51,600
Purchases of common stock for treasury	(1,200,000)	(300)		(79,600)		(79,900)
Tax benefit relating to employee stock plans			18,400			18,400
Amortization of deferred compensation			6,200			6,200

Balance at September 30, 2005	104,867,682	$26,200	$505,500	$996,500	$17,500	$1,545,700

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	For the Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$250,100	$257,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,300	48,300
Gain on investments	(1,600)	(6,300)
Purchased research and development	16,800	—
Deferred income taxes	(11,800)	(2,200)
Expenses under stock plans	34,500	7,200
Royalty reserve reversal	—	(7,100)
Impairment charge	—	8,900
Tax benefits and credits	(16,200)	(45,600)
Inventory reserves and provision for doubtful accounts	10,500	14,000
Other noncash items	(200)	(2,900)
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(27,600)	—
Inventories	(28,800)	(37,100)
Other operating assets	13,200	5,200
Current liabilities, excluding debt	(41,300)	49,000
Pension contributions	(1,200)	(17,400)
Other long-term liabilities	5,800	6,200

Net cash provided by operating activities	257,500	277,200

Cash flows from investing activities:
Capital expenditures	(52,700)	(71,400)
(Purchase)/settlement of available-for-sale securities, net	(77,500)	—
Proceeds from investments	1,600	6,700
Payments made for purchases of businesses, net of cash acquired	(170,300)	(200)
Patents and other intangibles	(14,200)	(67,000)

Net cash used in investing activities	(313,100)	(131,900)

Cash flows from financing activities:
Repayments of short-term borrowings	(105,000)	—
Proceeds from exercises of stock options and benefit plans	36,900	39,600
Excess tax benefit relating to employee stock plans	12,200	—
Purchase of common stock	(156,300)	(79,900)
Dividends paid	(41,700)	(39,000)

Net cash used in financing activities	(253,900)	(79,300)

Effect of exchange rate changes on cash and cash equivalents	9,900	(12,500)
Effect of variable interest entity deconsolidation	—	(1,900)
Increase (decrease) in cash and cash equivalents during the period	(299,600)	51,600

Balance at January 1	754,200	540,800

Balance at September 30	$454,600	$592,400

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$10,400	$6,000
Income taxes	$119,300	$69,200
Noncash transactions
Acquisition costs for purchase of business	$600	$—

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

Consolidation - The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The accounts of most foreign subsidiaries are consolidated as of and for the three and nine months ended August 31, 2006 and 2005 and as of November 30, 2005. No events occurred related to these foreign subsidiaries during the months of September 2006, September 2005 or December 2005 that materially affected the financial position or results of operations of the company. The company has no unconsolidated subsidiaries and no special purpose entities.

Basis of Presentation and Use of Estimates - The condensed financial statements have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 31, 2005. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results expected for the year.

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

Share-Based Compensation - The company accounts for share-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“FAS 123R”), as interpreted by SEC Staff Accounting Bulletin No. 107. Under the fair value provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the company’s stock price volatility and employee stock option exercise behaviors.

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

Defined Benefit Pension Plans - The company has tax-qualified plans as well as nonqualified, noncontributory defined benefit pension plans (“nonqualified plans”) that together cover substantially all domestic and certain foreign employees. These plans provide benefits based upon a participant’s compensation and years of service. The nonqualified plans are made up of the following arrangements: a nonqualified supplemental deferred compensation arrangement and a nonqualified excess pension deferred compensation arrangement. The nonqualified supplemental deferred compensation arrangement provides supplemental income to key executives of the company. The benefit is determined by the accumulation of an account balance that results from a percentage of pay credit and interest. No deferrals of pay are required from participants. The

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

balance is paid to a participant after retirement over a 15-year period. The nonqualified excess pension deferred compensation arrangement provides benefits to key employees that cannot be provided by the qualified plan due to Internal Revenue Service (“IRS”) limitations. The company uses a September 30 measurement date for all of its defined benefit pension plans. The components of net periodic benefit expense for the quarter and nine months ended September 30, 2006 and 2005 are as follows:

	For the Quarter Ended September 30,
	2006			2005
	Tax Qualified Plans	Nonqualified Plans	Total	Tax Qualified Plans	Nonqualified Plans	Total
	(dollars in millions)
Service cost net of employee contributions	$3.4	$0.5	$3.9	$3.0	$0.5	$3.5
Interest cost	3.0	0.5	3.5	2.7	0.5	3.2
Expected return on plan assets	(3.9)	—	(3.9)	(3.7)	—	(3.7)
Amortization/settlement/curtailment	1.4	0.1	1.5	1.0	—	1.0

Net periodic pension expense	$3.9	$1.1	$5.0	$3.0	$1.0	$4.0

	For the Nine Months Ended September 30,
	2006			2005
	Tax Qualified Plans	Nonqualified Plans	Total	Tax Qualified Plans	Nonqualified Plans	Total
	(dollars in millions)
Service cost net of employee contributions	$10.2	$1.5	$11.7	$9.0	$1.5	$10.5
Interest cost	9.0	1.5	10.5	8.1	1.4	9.5
Expected return on plan assets	(11.7)	—	(11.7)	(11.1)	—	(11.1)
Amortization/settlement/curtailment	4.2	0.3	4.5	3.0	—	3.0

Net periodic pension expense	$11.7	$3.3	$15.0	$9.0	$2.9	$11.9

Other Postretirement Benefit Plans - The company does not provide subsidized postretirement health care benefits and life insurance coverage except to a limited number of former employees. Approximately thirty of those former employees receive a limited prescription drug plan. The components of net periodic benefit expense for the quarter and nine months ended September 30, 2006 and 2005 are as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(dollars in millions)
Service cost	$—	$—	$—	$—
Interest cost	0.2	0.2	0.6	0.6
Expected return on plan assets	—	—	—	—
Amortization unrecognized	—	—	—	—
Net loss	0.1	—	0.3	0.1
Prior service cost	—	—	—	—
Net transition obligation	—	—	—	—
Settlement/curtailment	—	—	—	—

Net periodic benefit cost	$0.3	$0.2	$0.9	$0.7

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employer Contributions to Defined Benefit and Other Postretirement Plans - The company’s objective in funding its domestic tax-qualified plan is to accumulate funds sufficient to provide for all benefits and to satisfy the minimum contribution requirements of the Employee Retirement Income Security Act of 1974 (ERISA). Outside the United States, the company’s objective is to fund the international retirement costs over time within the limits of minimum requirements and allowable tax deductions. The company’s annual funding decisions also consider the relationship between each tax-qualified plan’s asset returns compared to the plan’s corresponding expense and consider the relationship between each tax-qualified plan’s benefit obligations and its corresponding funded status. For the nine months ended September 30, 2006, the company made no required or voluntary contributions to its U.S. tax-qualified plan. For the nine months ended September 30, 2005 the company made voluntary contributions of $16.0 million to its U.S. tax-qualified plan. For the nine months ended September 30, 2006 and 2005, the company made voluntary contributions of $1.2 million and $1.4 million to the company’s non-U.S. tax-qualified plans, respectively. The nonqualified plans include supplemental plans which are generally not funded.

Earnings Per Share - “Basic earnings per share” represents net income divided by the weighted average shares outstanding. “Diluted earnings per share” represents net income divided by weighted average shares outstanding adjusted for the incremental dilution of outstanding stock options and awards. Unless indicated otherwise, per share amounts are calculated on a diluted basis. A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution for the quarter and nine months ended September 30, 2006 and 2005 is as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(dollars and shares in thousands except per share amounts)
Net income	$87,600	$90,400	$250,100	$257,000

Weighted average common shares outstanding	103,200	105,000	103,500	105,000
Incremental common shares issuable: stock options and awards	3,400	3,300	3,400	3,300

Weighted average common shares outstanding assuming dilution	106,600	108,300	106,900	108,300

Basic earnings per share	$0.85	$0.86	$2.42	$2.45

Diluted earnings per share	$0.82	$0.83	$2.34	$2.37

For the quarter ended September 30, 2006 and 2005, common stock equivalents from stock options and stock awards of approximately 1,251,092 and 1,255,465 shares, respectively, were not included in the diluted earnings per share calculation because their effect is antidilutive. For the nine months ended September 30, 2006 and 2005, common stock equivalents from stock options and stock awards of approximately 1,252,692 shares and 20,280 shares, respectively, were not included in the diluted earnings per share calculation because their effect is antidilutive.

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

The company operates in multiple taxing jurisdictions, both within the United States and outside the United States. The company faces audits from these various tax authorities regarding the amount of taxes due. Such audits can involve complex issues and may require an extended period of time to resolve. The company’s U.S. federal tax filings have been examined by the IRS for calendar years ending prior to 2000. The company believes all tax differences arising from those audits have been resolved and settled. The audit of the company’s U.K. affiliates’ tax filings for the 1999 through 2003 tax years by Inland Revenue in the United Kingdom has been completed. The company believes all tax differences arising from that audit have been resolved and settled. In the third quarter of 2006, the company’s income tax provision was reduced by approximately $16 million, due to the expiration of the statute of limitations in the United States for the 2000 and 2001 tax years as well as the resolution of the U.K. audit. In the fourth quarter of 2006, the statute of limitations in the United States for the 2002 tax year is scheduled to expire. Upon such expiration, the company will evaluate the reversal of any related tax reserves. An audit of the company’s U.S. federal tax filings for the 2003 and 2004 tax years began in the second quarter of 2006.

Concentration Risks - The company is potentially subject to financial instrument concentration of credit risk through its cash investments and trade accounts receivable. To mitigate these risks the company maintains cash and cash equivalents, short-term investments and certain other financial instruments with various major financial institutions. The company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any one institution. Concentrations of risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. However, a significant amount of trade receivables is with national health care systems in several countries. Although the company does not currently foresee a credit risk associated with these receivables, repayment is dependent upon the financial stability of those countries’ national economies. Sales to distributors, which supply the company’s products to many end-users, accounted for approximately 33% of the company’s net sales in 2005, and the five largest distributors combined, including the company’s joint venture in Japan, Medicon, Inc., accounted for approximately 69% of such sales.

Financial Instruments - Cash equivalents are highly liquid investments purchased with an original maturity of ninety days or less and amounted to $427.2 million and $726.2 million at September 30, 2006 and December 31, 2005, respectively.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The company accounts for short-term investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The company determines the appropriate classification of all short-term investments as held-to-maturity, available-for-sale or trading at the time of purchase and re-evaluates such classifications as of each balance sheet date. There were no investments classified as trading at September 30, 2006 and December 31, 2005. All of the outstanding short-term investments at September 30, 2006 and December 31, 2005 mature within one year. Unrealized gains and losses, net of taxes, are reported as a component of accumulated other comprehensive income (loss) in shareholders’ investment. There were no realized gains or losses on short-term investments reported in the periods ended September 30, 2006 and December 31, 2005. The cost, gross unrealized gains (losses) and fair value for short-term debt investments by major security type at September 30, 2006 and December 31, 2005 were as follows:

	September 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Held-to-maturity:
Time deposits	$2,600	$—	$—	$2,600

Available-for-sale:
Corporate debt securities	77,500	300	—	77,800

Total short-term investments	$80,100	$300	$—	$80,400

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Held-to-maturity:
Time deposits	$4,000	$—	$—	$4,000

Total short-term investments	$4,000	$—	$—	$4,000

Investments in equity securities that have readily determinable fair market values are classified and accounted for as available-for-sale securities in “Other current assets.” Available-for-sale equity securities are recorded at fair market value, with the change in fair market value recorded, net of taxes, as a component of accumulated other comprehensive income (loss). The fair market value of available-for-sale equity securities was approximately $5.5 million and $10.4 million at September 30, 2006 and December 31, 2005, respectively. In the quarter ended September 30, 2006, the company donated equity securities with a fair market value of approximately $0.8 million to the company’s charitable foundation.

For the quarter ended September 30, 2005, other (income) expense, net included investment gains of approximately $1.9 million. For the nine months ended September 30, 2006 and 2005, other (income) expense, net included investment gains of approximately $1.6 million and $6.3 million, respectively.

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

	September 30, 2006	December 31, 2005
	(dollars in thousands)
Finished goods	$122,500	$101,700
Work in process	29,600	23,500
Raw materials	51,200	44,400

Total	$203,300	$169,600

Property, Plant and Equipment - Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. Depreciation is computed over the estimated useful lives of depreciable assets using the straight-line method. The following is a summary of property, plant and equipment:

	September 30, 2006	December 31, 2005
	(dollars in thousands)
Property, plant and equipment, at cost:
Land	$14,400	$14,200
Buildings and improvements	209,000	184,700
Machinery and equipment	347,400	311,900

	570,800	510,800
Less - accumulated depreciation and amortization	235,700	200,800

Net property, plant and equipment	$335,100	$310,000

Useful lives for property and equipment are as follows:

Buildings and improvements	5 to 50 years
Machinery and equipment	1 to 10 years

Depreciation expense was approximately $11.1 million and $9.4 million for the quarters ended September 30, 2006 and 2005, respectively. Depreciation expense was approximately $33.3 million and $29.6 million for the nine months ended September 30, 2006 and 2005, respectively.

Software Capitalization - Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line method over an estimated useful life of five to seven years. Capitalized software costs are included in machinery and equipment. In accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the company capitalizes certain costs associated with internal-use software such as the payroll costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internal-use software are expensed during the design phase until the point at which the project has reached the development stage. Subsequent additions, modifications or upgrades to internal- use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires judgment in determining when a project has reached the development stage and the

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

period over which the company expects to benefit from the use of that software. The company capitalized $3.6 million and $14.9 million of internal-use software for the nine months ended September 30, 2006 and 2005, respectively.

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

	Beginning Balance December 31, 2005	Charges to Costs and Expenses	Deductions	Ending Balance September 30, 2006
	(dollars in thousands)
Product warranty accruals	$1,700	$1,600	$(1,300)	$2,000

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

New Accounting Pronouncements - In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). The intent of FIN 48 is to clarify the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109. This interpretation imposes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective as of the beginning of the first fiscal year beginning after December 15, 2006. Bard will be required to adopt this interpretation in the first quarter of 2007. The company is currently evaluating the requirements of FIN 48 and has not yet determined the impact this adoption will have on the consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires companies to quantify misstatements based on their impact on each of their financial statements and related disclosures. SAB 108 is effective as of the end of Bard’s 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material but are material under the guidance in SAB 108. The company is currently evaluating the impact this adoption will have on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of FAS 157 are effective as of the beginning of Bard’s 2008 fiscal year. The company is currently evaluating the impact this adoption will have on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“FAS 158”). FAS 158 requires the company to recognize the underfunded status of its pension and retiree medical plans as a liability in its 2006 year-end balance sheet, with changes in the funded status recognized through comprehensive

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income in the year in which they occur. FAS 158 also requires the company to measure the funded status of its pension and retiree medical plans as of the company’s year-end balance sheet date no later than December 31, 2008. The company is currently evaluating the impact this adoption will have on the consolidated financial statements.

2. Acquisitions and Divestitures

The company spent approximately $184.5 million and $67.2 million for the nine months ended September 30, 2006 and 2005, respectively, for the acquisition of businesses, patents, trademarks, purchase rights and other related items to augment its existing product lines. Unaudited pro forma financial information for the transactions described below has not been presented because the effects of these acquisitions were not material on either an individual or aggregate basis. Results of operations of these transactions are included in the company’s consolidated results from the respective dates of acquisition. Several of the company’s recent acquisitions and investments involve milestone payments associated with the achievement of certain targets associated with research and development, regulatory approval or the transfer of manufacturing capabilities. A summary of contingent milestone payments associated with these acquisitions is included below.

	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
	(dollars in millions)
Acquisition and investment milestones	$17.0	$13.5	$3.5	—	—

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

(in millions)
Current assets	$10.7
Property, plant and equipment	0.8
Goodwill	72.0
Patents	72.0
Other intangible assets	40.4
Purchased research and development	6.4

Total assets acquired	202.3

Current liabilities	12.1
Deferred tax liability	28.7

Total liabilities assumed	40.8

Net assets acquired	$161.5

The purchase price of $161.5 million includes $2.0 million of direct acquisition costs. The patents are being amortized over 15 years. The other intangible assets are being amortized over an average useful life of 11 years. The company has not finalized the purchase price allocation for Venetec.

Genyx Medical, Inc. - On December 31, 2002, the company acquired the right, but not the obligation, to purchase substantially all of the assets of Genyx Medical, Inc. (“Genyx”), a privately held medical device company. Genyx developed and manufactured Uryx®, a proprietary injectable bulking agent for the treatment of stress urinary incontinence. Based upon the provisions of FASB Interpretation No. 46, Consolidation of Variable

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest Entities (“FIN 46”), the company identified Genyx as a variable interest entity for which the company was the primary beneficiary and, accordingly, consolidated the entity beginning March 31, 2004.

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

The balances of goodwill and intangible assets are as follows:

	September 30, 2006
	Gross Carrying Value	Accumulated Amortization	Translation	Net Carrying Value	Wt. Avg. Useful Life (years)
	(dollars in millions)
Patents	$240.6	$(38.0)	$—	$202.6	15
Distribution agreements	21.9	(10.2)	—	11.7	21
Licenses	69.6	(12.6)	—	57.0	12
Core technologies	23.1	(6.5)	0.5	17.1	16
Other intangibles	61.7	(16.9)	—	44.8	10

Total other intangibles	$416.9	$(84.2)	$0.5	$333.2

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2005
	Gross Carrying Value	Accumulated Amortization	Translation	Net Carrying Value	Wt. Avg. Useful Life (years)
	(dollars in millions)
Patents	$170.5	$(35.0)	$—	$135.5	14
Distribution agreements	18.6	(9.3)	—	9.3	24
Licenses	69.3	(8.3)	—	61.0	13
Core technologies	23.1	(4.9)	0.1	18.3	13
Other intangibles	21.6	(13.1)	(0.1)	8.4	8

Total other intangibles	$303.1	$(70.6)	$—	$232.5

	Beginning Balance	Additions	Translation	Ending Balance
	(dollars in millions)
Goodwill (December 31, 2005 through September 30, 2006)	$358.8	$77.1	$4.7	$440.6

Amortization expense was approximately $8.2 million and $6.0 million for the quarters ended September 30, 2006 and 2005, respectively. Amortization expense was approximately $22.0 million and $18.7 million for the nine months ended September 30, 2006 and 2005, respectively.

Annual forecasted amortization expense for the years 2006 through 2011 is as follows based on the company’s intangible assets as of September 30, 2006:

	2006	2007	2008	2009	2010	2011
	(dollars in millions)
Annual amortization expense	$30.1	$30.9	$30.5	$30.1	$27.5	$26.3

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

4. Short-Term Borrowings and Long-Term Debt

The company has in place a domestic syndicated bank credit facility totaling $400 million that supports the company’s commercial paper program and can be used for other general corporate purposes. The credit facility expires in May 2009 and includes pricing based on the company’s long-term credit rating. There were no outstanding commercial paper borrowings at September 30, 2006 and December 31, 2005, respectively. In addition, on October 21, 2005, a wholly owned foreign subsidiary of the company entered into a $250 million syndicated bank credit facility to be used for general corporate needs, including in support of the company’s decision in 2005 to repatriate undistributed foreign earnings under the American Jobs Creation Act of 2004 (the “AJCA”). Loans under the facility bear interest at the company’s option at a fixed spread to LIBOR or the higher of prime rate and 0.50% over the federal funds rate. The facility expires in October 2008. At September 30, 2006, there were $45.0 million of outstanding borrowings under the facility.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At September 30, 2006, the company had $150 million of unsecured notes outstanding. The notes mature in 2026 and pay a semi-annual coupon of 6.70%. The coupon interest closely approximates the effective annual cost of the notes. The 6.70% notes due 2026 may be redeemed at the option of the note holders on December 1, 2006 at a redemption price equal to the principal amount. In accordance with SFAS No. 78, Classification of Obligations that are Callable by the Creditor, the company has classified these notes as current. If the note holders do not exercise their option on December 1, 2006, the option will expire and the notes will revert to a long-term classification. Assuming the notes are held to maturity, the market value of the notes approximates $161.9 million at September 30, 2006.

Cash payments for interest equaled $10.4 million and $6.0 million for the nine months ended September 30, 2006 and 2005, respectively.

Certain of the company’s debt agreements contain customary representations, warranties and default provisions as well as restrictions that, among other things, require the maintenance of minimum net worth and operating cash flow levels and limit the amount of debt that the company may have outstanding. As of September 30, 2006, the company was in compliance with all such financial covenants.

5. Derivative Instruments

Bard’s objective in managing its exposures to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with assets, liabilities and anticipated commitments denominated in foreign currencies. The company does not utilize derivative instruments for trading or speculation purposes. No derivative instruments extend beyond December 2007. The company has formally documented the relationships between hedging instruments and hedged items, as well as its risk management objectives. All derivative instruments are recognized on the balance sheet at fair market value. Hedge accounting is followed for derivatives that have been designated and qualify as fair market value and cash flow hedges. For derivatives that have been designated and qualify as fair market value hedges, the changes in the fair market value of highly effective derivatives, along with changes in the fair market value of the hedged assets that are attributable to the hedged risks, are recorded in current period earnings. For derivatives that have been designated and qualify as cash flow hedges, changes in the fair market value of the effective portion of the derivatives’ gains or losses are reported in other comprehensive income. At September 30, 2006, all derivative instruments utilized were highly effective hedging instruments because they were denominated in the same currency as the hedged item and because the maturities of the derivative instruments matched the timing of the hedged items. It is the company’s policy that when a derivative instrument settles, the associated amounts in accumulated other comprehensive income are reversed to cost of goods sold or other (income) expense, net as appropriate. It is the company’s policy that in the event that (1) an anticipated hedged transaction is determined to be not likely to occur or (2) it is determined that a derivative instrument is no longer effective in offsetting changes in the hedged item, the company would reverse the associated amounts in accumulated other comprehensive income to other (income) expense, net.

The company enters into readily marketable traded forward contracts and options with financial institutions to help reduce the exposure to fluctuations between certain currencies. These contracts create limited earnings volatility because gains and losses associated with exchange rate movements are generally offset by movements in the underlying hedged item.

	September 30, 2006		December 31, 2005
	Notional Value	Fair Value	Notional Value	Fair Value
	(dollars in thousands)
Forward currency agreements	$52,900	$600	$23,500	$500
Option contracts	$61,500	$1,400	$39,600	$2,100

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A roll forward of the notional value of the company’s currency-related forward contracts and options for the nine months ended September 30, 2006 is as follows:

	Forward currency agreements	Option contracts
	(dollars in thousands)
December 31, 2005 notional value	$23,500	$39,600
New agreements	70,500	79,700
Expired/cancelled agreements	(41,100)	(57,800)

September 30, 2006 notional value	$52,900	$61,500

The fair market value of financial instruments was estimated by discounting expected cash flows using quoted foreign exchange rates as of September 30, 2006 and December 31, 2005. Judgment was employed in developing estimates of fair market value; accordingly, the estimates presented herein are not necessarily indicative of the amounts that the company could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have an effect on the estimated fair market value amounts. At September 30, 2006, the net fair market value of option contracts and the incremental mark-to-market of forward currency agreements are recorded in either other current assets or accrued expenses in the consolidated balance sheet. For the nine months ended September 30, 2006, the company reclassified a loss of approximately $1.2 million from accumulated other comprehensive income to other (income) expense, net or cost of goods sold in the consolidated statement of income as hedged intercompany balances were settled and as anticipated currency needs arose. This reclassification was net of $0.6 million of associated tax effects.

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

On March 16, 2004, Rochester Medical Corporation, Inc. filed a complaint against the company, another manufacturer and two group purchasing organizations under the caption Rochester Medical Corporation, Inc. v. C. R. Bard, Inc., et al. (Civil Action No. 304 CV 060, United States District Court, Eastern District of Texas). The plaintiff alleges that the company and the other defendants conspired to exclude it from the market and to maintain the company’s market share by engaging in conduct in violation of state and federal antitrust laws. The plaintiff also has asserted claims for business disparagement, common law conspiracy and tortious interference with business relationships. The plaintiff seeks injunctive relief and substantial money damages. Antitrust damages are subject to trebling. The company intends to defend this matter vigorously. The parties are currently engaged in discovery. At this time, it is not possible to assess the likelihood of an adverse outcome or determine an estimate, or a range of estimates, of potential damages. The company cannot give any assurances that this matter will not have a material adverse impact on the company’s results of operations in a future period or the company’s financial position or liquidity.

In the third quarter of 2006, the company settled the legal action entitled Sakharam D. Mahurkar v. C. R. Bard, Inc., Bard Access Systems, Inc. and Bard Healthcare, Inc. (Civil Action No. 01 C 8452, United States District Court, Northern District of Illinois) and certain other related legal actions. Under the terms of the settlement, the company paid $20 million to the plaintiff to settle the litigation, acquire a paid-up license under the patents involved in the actions and obtain a covenant not to sue with respect to the company’s existing products. In connection with the settlement, the company recorded a pre-tax charge of $20 million in the third quarter of 2006.

Medicon, Inc. - The Osaka Regional Taxation Bureau is currently auditing the fiscal 2001 - 2005 tax years of Medicon, Inc., the company’s joint venture operating in Japan. The company cannot assess the likelihood of an adverse outcome at this time. The company believes that an adverse outcome would not have a material impact on the company’s financial position or liquidity but may be material to the results of operations in a future period.

7. Stock Ownership Plans

The company may grant a variety of share-based payments under the 2003 Long Term Incentive Plan of C. R. Bard, Inc. (the “2003 Plan”) and the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc. (the “Directors’ Plan”) to certain directors, officers and employees. The total number of remaining shares at September 30, 2006 that may be issued under the 2003 Plan was 3,834,294 and under the Directors’ Plan was 128,766. Awards under the 2003 Plan may be in the form of stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, unrestricted stock and other stock-based awards. Awards under the Directors’ Plan may be in the form of stock awards, stock options or stock appreciation rights. The company has two employee share purchase programs.

Effective January 1, 2006, the company began recording compensation expense associated with stock options in accordance with FAS 123R, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to the adoption of FAS 123R, the company accounted for share-based payments according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The company adopted the modified prospective transition method provided for under FAS 123R and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with share-based payments now includes (1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“FAS 123”), and (2) quarterly amortization related to all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. In addition, the company records expense over the payroll withholding period and the requisite service period, respectively, in connection with (1) shares issued under its employee stock purchase plan and (2) other share-based payments under the 2003 Plan and Directors’ Plan. Prior to the adoption of FAS 123R, the company recorded forfeitures as incurred. Upon adoption of FAS 123R, compensation expense for all share-based payments includes an estimate for forfeitures and is recognized over the expected term of the share-based awards using the straight-line method. The impact of this change on prior period compensation cost was immaterial. Prior to the company’s adoption of FAS 123R, benefits for tax deductions in excess of recognized compensation costs were reported as operating cash flows. FAS 123R requires that they be recorded as a financing cash inflow rather than as a reduction of taxes paid.

Amounts recognized in the financial statements for equity-based compensation are as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(dollars in millions)
Total cost of share-based payment plans	$16.4	$2.6	$35.1	$7.2
Amounts capitalized in inventory and fixed assets	—	—	0.6	—

Amounts charged against income before income tax benefit	$16.4	$2.6	$34.5	$7.2

Amounts recognized in income for amounts previously capitalized in inventory and fixed assets	$—	$—	$0.2	$—
Amount of related income tax benefit recognized in income	$5.8	$0.9	$12.1	$2.5

The following information illustrates the effect on net income and earnings per share if the company had applied the fair market value recognition provisions of FAS 123R for the quarter and nine months ended September 30, 2005:

	For the Quarter Ended September 30, 2005	For the Nine Months Ended September 30, 2005
	(dollars in millions except per share amounts)
Net income as reported	$90.4	$257.0
Pro forma after-tax impact of options at fair value	6.6	15.0
Pro forma after-tax impact of Employee Stock Purchase Plan discount	0.3	1.2

Pro forma net income adjusted	$83.5	$240.8

Basic earnings per share as reported	$0.86	$2.45

Diluted earnings per share as reported	$0.83	$2.37

Pro forma basic earnings per share	$0.80	$2.29

Pro forma diluted earnings per share	$0.77	$2.23

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options - The company grants stock options to directors and certain officers and employees with exercise prices no less than the fair market value of the company’s common stock on the date of grant. These stock option awards generally have requisite service periods between two and five years and ten-year contractual terms. Certain stock awards provide for accelerated vesting after a minimum of two years if certain performance conditions are met. The following table summarizes information regarding total stock option activity and amounts for the quarter and nine months ended September 30, 2006:

	For the Quarter Ended September 30, 2006
Options	Number of Shares	Wt. Avg. Ex. Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding—Beginning of period	7,973,265	$39.74
Granted	1,258,182	$73.99
Exercised	(207,624)	$38.22
Canceled	(14,927)	$70.09

Outstanding—End of period	9,008,896	$44.51	7.0	$274.8

Exercisable—End of period	6,695,727	$37.35	6.3	$252.2

	For the Nine Months Ended September 30, 2006
Options	Number of Shares	Wt. Avg. Ex. Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding—Beginning of period	8,832,396	$38.67
Granted	1,276,182	$73.84
Exercised	(1,035,087)	$29.88
Canceled	(64,595)	$59.79

Outstanding—End of period	9,008,896	$44.51	7.0	$274.8

Exercisable—End of period	6,695,727	$37.35	6.3	$252.2

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table outlines the assumptions used to estimate the fair market value of the company’s stock option grants for the quarter and nine months ended September 30, 2006 and 2005:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Dividend yield	0.8%	0.7%	0.8%	0.8%
Risk-free interest rate	5.09%	4.00%	5.09%	4.00%
Expected option life in years	5.8	6.3	5.8	5.7
Expected volatility	22%	25%	22%	26%

The weighted average per share fair market value of stock options granted for the quarters ended September 30, 2006 and 2005 was $22.66 and $19.15, respectively. The weighted average per share fair market value of stock options granted for the nine months ended September 30, 2006 and 2005 was $22.59 and $19.17, respectively. Total compensation expense related to stock options was $11.7 million and $24.5 million for the three and nine months ended September 30, 2006, respectively. As of September 30, 2006, there was approximately $30.6 million of total unrecognized compensation costs related to nonvested stock options. These costs are expected to be recognized over a weighted-average period of approximately two years. During the quarter ended September 30, 2006, 1,326,639 options vested with a weighted-average fair value of $17.94. During the nine months ended September 30, 2006, 1,754,166 options vested with a weighted-average fair value of $15.87.

Cash received from option exercises under all share-based payment arrangements for the quarters ended September 30, 2006 and 2005 was $7.9 million and $10.4 million, respectively. The actual tax benefit realized for the tax deductions from option exercise of share-based payment arrangements totaled $2.3 million and $3.5 million for the quarters ended September 30, 2006 and 2005, respectively. Cash received from option exercises under all share-based payment arrangements for the nine months ended September 30, 2006 and 2005 was $31.0 million and $35.4 million, respectively. The actual tax benefit realized for the tax deductions from option exercise of share-based payment arrangements totaled $14.9 million and $18.4 million for the nine months ended September 30, 2006 and 2005, respectively.

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

Nonvested Restricted Stock Awards—Restricted stock is issued to the participants on the date of grant, entitling the participants to dividends and the right to vote their respective shares. Restrictions limit the sale or transfer of shares until vested. The fair market value of these restricted shares on the date of grant is amortized to expense ratably over the requisite service period. Currently, outstanding restricted stock grants have requisite service periods of between five and seven years. The company recorded compensation expense related to restricted stock of $2.9 million and $0.9 million for the quarters ended September 30, 2006 and 2005, respectively. The company recorded compensation expense related to restricted stock of $4.6 million and $2.2 million for the nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, there was approximately $20.9 million of total unrecognized compensation costs related to nonvested restricted stock

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

awards. These costs are expected to be recognized over a weighted-average period of approximately four years. The following table details the activity in the nonvested restricted stock awards for the quarter and nine months ended September 30, 2006:

	For the Quarter Ended September 30, 2006		For the Nine Months Ended September 30, 2006
	Number of Shares	Wt. Avg. Grant Date Fair Value	Number of Shares	Wt. Avg. Grant Date Fair Value
Outstanding - Beginning of period	364,710	$56.90	442,796	$50.97
Granted	145,620	$73.99	146,520	$73.93
Vested	(4,000)	$28.35	(80,801)	$22.81
Forfeited	(975)	$65.42	(3,160)	$65.57

Outstanding - End of period	505,355	$62.04	505,355	$62.04

Nonvested Restricted Stock Unit Awards—The company may grant restricted stock units to certain executive officers and employees. Certain restricted stock units have performance features. Subsequent to meeting applicable performance criteria, restricted stock units have requisite service periods of between five and seven years. No voting or dividend rights are associated with these grants until the underlying shares are issued upon vesting. Dividend equivalents are paid on certain restricted stock units until the underlying shares are issued. Total compensation expense related to these awards was $0.5 million and $0.4 million for the quarters ended September 30, 2006 and 2005, respectively. Total compensation expense related to these awards was $1.0 million and $1.6 million for the nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, there was approximately $13.4 million of total unrecognized compensation costs related to nonvested restricted stock unit awards. These costs are expected to be recognized over a weighted-average period of approximately five years. The following table details the activity in the nonvested restricted stock unit awards for the quarter and nine months ended September 30, 2006:

	For the Quarter Ended September 30, 2006		For the Nine Months Ended September 30, 2006
	Number of Units	Wt. Avg. Grant Date Fair Value	Number of Units	Wt. Avg. Grant Date Fair Value
Outstanding - Beginning of period	492,459	$51.37	386,202	$45.08
Granted	9,809	$73.97	165,556	$66.53
Vested	(416)	$34.52	(1,106)	$53.89
Forfeited	(20,215)	$53.24	(69,015)	$49.72

Outstanding - End of period	481,637	$51.77	481,637	$51.77

Nonvested Stock Awards—The company may grant stock awards to directors. Shares have been granted at no cost to the recipients and are generally distributed to a director in his or her year of election and vest on a pro rata basis in each year of his or her term, although such awards may be granted with other terms. The fair market value of these awards is charged to compensation expense over the directors’ terms. Restrictions limit the sale or transfer of stock awards until the awarded stock vests and until an additional two-year period lapses. Dividends are paid on these shares and recipients have the right to vote their respective shares when the shares are distributed. Total compensation expense related to these awards was $45,000 and $136,000 for the quarter and nine months ended September 30, 2006, respectively. As of September 30, 2006, there was approximately $0.1

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million of total unrecognized compensation costs related to nonvested stock awards. These costs are expected to be recognized over a weighted-average period of approximately two years. The following table details the activity in the nonvested stock awards for the quarter and nine months ended September 30, 2006:

	For the Quarter Ended September 30, 2006		For the Nine Months Ended September 30, 2006
	Number of Shares	Wt. Avg. Grant Date Fair Value	Number of Shares	Wt. Avg. Grant Date Fair Value
Outstanding - Beginning of period	2,800	$66.37	2,800	$66.37
Granted	—		—
Vested	—		—
Forfeited	—		—

Outstanding - End of period	2,800	$66.37	2,800	$66.37

Stock Purchase Program and Plans

Management Stock Purchase Program—The company maintains a management stock purchase program under the 2003 Plan (together with a predecessor stock purchase plan, the “MSPP”). Under the MSPP, employees at a specified level and above may purchase, with their eligible annual bonus, common stock units at a 30% discount from the lower of the price of the common stock on July 1 of the previous year or on the date of purchase, which occurs on the date bonuses are paid. Employees make an election on or before June 30 of the previous year as to the percentage of their eligible annual bonus that will be used to purchase common stock units under the MSPP. The company’s predecessor plan provided for the purchase of shares of the company’s common stock. Employees are required to utilize at least 25% of their eligible annual bonuses to purchase common stock units under the MSPP to the extent they have not satisfied certain stock ownership guidelines. MSPP shares or units are restricted from sale or transfer for a requisite service period of four years from the purchase date or until retirement. Only shares or units valued in the amount of the 30% discount are forfeited if the employee’s employment terminates during the requisite service period. Dividends or dividend-equivalents are paid on MSPP shares or units, and the participant has the right to vote all MSPP shares. The difference between the market price and the purchase price at the purchase date is amortized ratably over the requisite service period. The following table details the activity in the MSPP for the quarter and nine months ended September 30, 2006:

	For the Quarter Ended September 30, 2006		For the Nine Months Ended September 30, 2006
	Number of Shares	Wt. Avg. Grant Date Fair Value	Number of Shares	Wt. Avg. Grant Date Fair Value
Outstanding - Beginning of period	315,704	$50.18	257,967	$47.53
Purchased	—		65,300	$60.81
Vested	(1,097)	$36.08	(4,106)	$40.99
Forfeited	(1,709)	$59.74	(6,263)	$58.09

Outstanding - End of period	312,898	$50.17	312,898	$50.17

Prior to the adoption of FAS 123R, the company had a policy of recording compensation expense related to MSPP discounts over the four-year requisite service period. As a result of adopting FAS 123R, based on the company’s practice of fully vesting these discounts on retirement for certain officers and executives, the company has begun to expense immediately these discounts upon purchase for certain officers and executives. In total, the company recognized approximately $0.9 million and $1.3 million of compensation expense related to this program for the quarters ended September 30, 2006 and 2005, respectively. In total, the company recognized approximately $3.2 million and $3.4 million of compensation expense related to this program for the nine months

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ended September 30, 2006 and 2005, respectively. As of September 30, 2006, there was approximately $7.2 million of total unrecognized compensation costs related to nonvested MSPP shares and units. These costs are expected to be recognized over a weighted-average period of approximately two years.

Employee Stock Purchase Plan—Under the company’s 1998 Employee Stock Purchase Plan of C. R. Bard, Inc. (“ESPP”), domestic employees and certain foreign employees can purchase Bard stock at a 15% discount to the lesser of the market price on the beginning or ending date of the six-month periods ending June 30 and December 31 of each year. Employees may elect to make after-tax payroll deductions of 1% to 10% of compensation as defined by the plan up to a maximum of $25,000 per year. The ESPP is intended to meet the requirements of Section 423 of the Internal Revenue Code of 1986, as amended. At September 30, 2006, 279,168 shares remained available for purchase under the ESPP. Prior to the adoption of FAS 123R, the company recorded no compensation expense for the ESPP. Employee payroll deductions are for six-month periods beginning each January 1 and July 1. Shares of the company’s common stock are purchased on June 30 or December 31 or the following business day, unless either the purchase of such shares was delayed at the election of the participant or the participant’s employment was terminated. Purchased shares are restricted for sale or transfer for a six-month period. All participant funds received prior to the ESPP purchase dates are held as company liabilities without interest or other increment. No dividends are paid on employee contributions until shares are purchased.

Beginning January 1, 2006 with the company’s adoption of FAS 123R, the company began to record compensation expense for the ESPP. The company valued the ESPP option utilizing the Black-Scholes model. The following table outlines the assumptions used:

	June 30, 2006 Purchase	December 31, 2006 Purchase
Dividend yield (annual rate)	0.7%	0.8%
Risk-free interest rate	4.47%	5.17%
Expected option life in years	0.5	0.5
Expected volatility	16%	21%
Option value	$13.23	$15.67

For the nine months ended September 30, 2006 employees purchased 106,807 shares. The company recorded compensation expense related to these shares of $0.4 million and $1.1 million for the quarter and nine months ended September 30, 2006.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investment on an enterprise-wide basis due to shared infrastructures. The following table represents net sales by geographic region based on the location of the external customer.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(dollars in thousands)
Net sales:
United States	$349,200	$311,000	$1,026,500	$915,500
Europe	89,900	78,100	264,200	247,500
Japan	27,200	24,900	77,000	71,300
Rest of world	32,600	29,300	96,900	85,000

Total net sales	$498,900	$443,300	$1,464,600	$1,319,300

Income before tax provision	$94,700	$109,000	$319,200	$337,500

Long-lived assets	$1,201,200	$1,001,800	$1,201,200	$1,001,800

Capital expenditures	$15,100	$24,900	$52,700	$71,400

Depreciation and amortization	$19,300	$15,400	$55,300	$48,300

The following table represents net sales by disease state management.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(dollars in thousands)
Net sales:
Vascular	$120,300	$108,800	$353,700	$321,900
Urology	148,500	130,700	432,000	390,000
Oncology	124,700	102,900	352,700	298,100
Surgical Specialties	84,700	80,900	267,300	252,000
Other products	20,700	20,000	58,900	57,300

Total net sales	$498,900	$443,300	$1,464,600	$1,319,300

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

The company’s ability to improve sales over time depends in part upon its success in developing and marketing new products. In this regard, the company has strategically increased funding of research and development activities in recent years, with a focus on products and markets that are growing faster than 8% annually. In 2005, the company spent approximately $114.6 million on research and development, an increase of approximately 115% from research and development spending of approximately $53.4 million in 2001. For the quarter ended September 30, 2006, the company spent approximately $31.2 million on research and development, an increase of approximately 7% from research and development spending of approximately $29.2 million in the quarter ended September 30, 2005. For the nine months ended September 30, 2006, the company spent approximately $106.9 million on research and development, an increase of approximately 25% from research and development spending of approximately $85.4 million in the nine months ended September 30, 2005. The research and development expense for the nine months ended September 30, 2006 included purchased R&D of $16.8 million. In light of the complexity of the process of developing and bringing new products to market, the company expects a lag of as much as several years before the results of increased research and development spending are reflected in increased net sales. In addition, there can be no assurance that research and development activities will successfully generate new products or that new products will be successful in the market.

In 2003, as part of its effort to generate increased sales, the company increased its U.S. sales force by approximately 50 sales positions. In 2004, the company implemented a further sales force expansion to increase its U.S. sales force by approximately 60 sales positions and to increase its international sales force, primarily in Europe, by approximately 40 sales positions. In 2005, the company added approximately 55 additional sales positions in the United States. The company believes that its sales force expansions enhance geographic coverage, increase focus on high-growth businesses, facilitate new product introductions and aid in the identification of new product opportunities at the call-point level.

The company also plans to generate increased sales through selective acquisitions of businesses, products and technologies. In general, the company focuses on small- to medium-size acquisitions of products and technologies that complement the company’s existing product portfolio. In addition, the company may from time to time selectively consider acquisitions of larger, established companies under appropriate circumstances. From time to time, the company may divest lines of business in which the company is not able to reasonably attain or maintain a leadership position or for other strategic reasons. The company has entered into five transactions to date in 2006, including the acquisition of Venetec International, Inc. (“Venetec”).

The company has a comprehensive program aimed at improving manufacturing efficiencies. This program has built on the company’s past restructuring activities and has resulted in improvement of both margins and cash flow from 2003 to 2005.

Results of Operations

Net Sales

The company’s revenues are generated from sales of the company’s products, net of discounts, returns, rebates and other allowances. Bard reported consolidated net sales for the third quarter ended September 30, 2006 of $498.9 million, an increase of 13% on a reported basis over the third quarter ended September 30, 2005 consolidated net sales of $443.3 million. For the third quarter ended September 30, 2006, net sales increased 12% on a constant currency basis over the prior-year period. Net sales associated with the acquisition of Venetec favorably impacted revenue growth by two percentage points for the quarter ended September 30, 2006. Bard reported consolidated net sales for the nine months ended September 30, 2006 of $1,464.6 million, an increase of 11% on a reported basis over the nine months ended September 30, 2005 consolidated net sales of $1,319.3 million. For the nine months ended September 30, 2006, net sales increased 12% on a constant currency basis over the prior-year period (see “Management’s Use of Non-GAAP Measures” below).

The geographic breakdown of net sales by the location of the third-party customer for the quarter and nine months ended September 30, 2006 and 2005, respectively, is set forth below.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
United States	70%	70%	70%	69%
Europe	18%	18%	18%	19%
Japan	5%	6%	5%	5%
Rest of world	7%	6%	7%	7%

Total net sales	100%	100%	100%	100%

Price reductions had the effect of decreasing consolidated net sales for the quarter ended September 30, 2006 by 0.1% compared to the same period in the prior year. Exchange rate fluctuations had the effect of increasing consolidated net sales for the quarter ended September 30, 2006 by 1.0% as compared to the same period in the prior year. Price reductions had the effect of decreasing consolidated net sales for the nine months ended September 30, 2006 by 0.1% compared to the same period in the prior year. Exchange rate fluctuations had the effect of decreasing consolidated net sales for the nine months ended September 30, 2006 by 0.5% as compared to the same period in the prior year. The primary exchange rate movement that impacts net sales is the movement of the Euro compared to the U.S. dollar. The impact of exchange rate movements on net sales is not indicative of the impact on net earnings due to the offsetting impact of exchange rate movements on operating costs and expenses, costs incurred in other currencies and the company’s hedging activities.

U.S. net sales in the quarter ended September 30, 2006 of $349.2 million increased 12% over U.S. net sales of $311.0 million in the quarter ended September 30, 2005. International net sales in the quarter ended September 30, 2006 of $149.7 million increased 13% on a reported basis and 10% on a constant currency basis over international net sales of $132.3 million in the third quarter ended September 30, 2005. Within the international category for the quarter ended September 30, 2006, European net sales grew 15% on a reported basis (10% on a constant currency basis) over the quarter ended September 30, 2005. Bard’s nine months ended September 30, 2006 U.S. net sales of $1,026.5 million increased 12% over the nine months ended September 30, 2005 U.S. net sales of $915.5 million. Bard’s nine months ended September 30, 2006 international net sales of $438.1 million increased 8% on a reported basis and 10% on a constant currency basis over the nine months ended September 30, 2005 international net sales of $403.8 million. Within the international category for the nine months ended September 30, 2006, European net sales grew 7% on a reported basis (10% on a constant currency basis) over the nine months ended September 30, 2005. Net sales on a constant currency basis is a non-GAAP measure and not a replacement for GAAP results (see “Management’s Use of Non-GAAP Measures” below).

Presented below is a discussion of consolidated net sales by disease state for the quarter and nine months ended September 30, 2006 and 2005.

Product Group Summary of Net Sales

	For the Quarter Ended September 30,				For the Nine Months Ended September 30,
	2006	2005	Change	Constant Currency	2006	2005	Change	Constant Currency
	(dollars in thousands)
Vascular	$120,300	$108,800	11%	9%	$353,700	$321,900	10%	11%
Urology	148,500	130,700	14%	13%	432,000	390,000	11%	11%
Oncology	124,700	102,900	21%	20%	352,700	298,100	18%	19%
Surgical Specialties	84,700	80,900	5%	4%	267,300	252,000	6%	6%
Other	20,700	20,000	4%	3%	58,900	57,300	3%	3%

Total net sales	$498,900	$443,300	13%	12%	$1,464,600	$1,319,300	11%	12%

Vascular Products - Bard markets a wide range of products for the peripheral vascular market, including endovascular products, electrophysiology products and surgical graft products. Consolidated net sales for the quarter ended September 30, 2006 of vascular products increased 11% on a reported basis (9% on a constant currency basis) compared to the prior year’s third quarter. U.S. net sales for the quarter ended September 30, 2006 of vascular products grew 10% compared to the prior year’s third quarter. International net sales for the quarter ended September 30, 2006 increased 12% on a reported basis (8% on a constant currency basis) compared to the prior year’s third quarter. Consolidated net sales for the nine months ended September 30, 2006 of vascular products increased 10% on a reported basis (11% on a constant currency basis) compared to the same period in the prior year. U.S. net sales for the nine months ended September 30, 2006 of vascular products grew 11% compared to the same period in the prior year. International net sales for the nine months ended September 30, 2006 increased 8% on a reported basis (11% on a constant currency basis) compared to the same period in the prior year. The vascular group is the company’s most global business, with international net sales comprising 43% and 44% of consolidated net sales of vascular products for the quarter and nine months ended September 30, 2006, respectively.

Consolidated net sales for the quarter ended September 30, 2006 of endovascular products increased 12% on a reported basis (10% on a constant currency basis) compared to the prior year’s third quarter. Consolidated net sales for the nine months ended September 30, 2006 of endovascular products increased 13% on a reported basis (14% on a constant currency basis) compared to the same period in the prior year. The company’s percutaneous transluminal angioplasty (“PTA”) balloon catheter, vena cava filter, stent graft and biopsy product lines contributed to the growth in this category.

Consolidated net sales for the quarter ended September 30, 2006 of electrophysiology products increased 20% on a reported basis (17% on a constant currency basis) compared to the prior year’s third quarter. Consolidated net sales for the nine months ended September 30, 2006 of electrophysiology products increased 12% on a reported basis (13% on a constant currency basis) compared to the same period in the prior year. Strong sales performance in the company’s ablation catheters, steerable diagnostic catheter line, electrophysiology lab systems and an emerging line of products for the diagnosis of atrial fibrillation have driven the growth in electrophysiology products for the quarter and nine months ended September 30, 2006.

Consolidated net sales for the quarter ended September 30, 2006 of surgical graft products decreased 1% on a reported basis (3% on a constant currency basis) compared to the prior year’s third quarter. Consolidated net sales for the nine months ended September 30, 2006 of surgical graft products decreased 1% on a reported basis and were flat on a constant currency basis compared to the same period in the prior year.

Urology Products - Bard markets a wide range of products for the urology market, including basic drainage products, catheter securement devices, continence products, pelvic floor reconstruction products and urological specialty products. Consolidated net sales for the quarter ended September 30, 2006 of urology products were $148.5 million, an increase of 14% on a reported basis (13% on a constant currency basis) compared to the prior year’s third quarter. In the second quarter ended June 30, 2006, the company acquired the StatLock® line of catheter securement devices through the acquisition of Venetec, which contributed to the revenue growth in this category. U.S. net sales of urology products represented 72% of consolidated net sales of urology products for the quarter ended September 30, 2006 and grew 14% compared to the prior year’s third quarter. International net sales for the quarter ended September 30, 2006 of urology products increased 12% on a reported basis (9% on a constant currency basis) compared to the prior year’s third quarter. Consolidated net sales for the nine months ended September 30, 2006 of urology products were $432.0 million, an increase of 11% on both a reported basis and constant currency basis compared to the same period in the prior year. U.S. net sales of urology products represented 72% of consolidated net sales of urology products for the nine months ended September 30, 2006 and grew 12% compared to the same period in the prior year. International net sales for the nine months ended September 30, 2006 of urology products increased 8% on a reported basis (9% on a constant currency basis) compared to the same period in the prior year.

Basic drainage products, including Foley catheters, represent the foundation of the company’s urology business. Consolidated net sales for the quarter ended September 30, 2006 of basic drainage products increased 3% on a reported basis (2% on a constant currency basis) compared to the prior year’s third quarter. Consolidated net sales for the quarter ended September 30, 2006 of infection control Foley catheter products grew 10% on both a reported basis and constant currency basis compared to the same period in the prior year. Consolidated net sales for the nine months ended September 30, 2006 of basic drainage products increased 5% on both a reported basis and constant currency basis compared to the same period in the prior year. Consolidated net sales for the nine months ended September 30, 2006 of infection control Foley catheter products grew 14% on both a reported basis and constant currency basis compared to the same period in the prior year.

Consolidated net sales for the quarter ended September 30, 2006 of urological specialty products, which include brachytherapy products and services, increased 6% on a reported basis (5% on a constant currency basis) compared to the prior year’s third quarter. Consolidated net sales for the nine months ended September 30, 2006 of urological specialty products increased 1% on both a reported basis and constant currency basis compared to the same period in the prior year.

Consolidated net sales for the quarter ended September 30, 2006 of continence products increased 15% on a reported basis (13% on a constant currency basis) compared to the prior year’s third quarter. Consolidated net sales for the nine months ended September 30, 2006 of continence products increased 14% on a reported basis (15% on a constant currency basis) compared to the same period in the prior year. The company’s pelvic floor reconstruction product line was the primary growth driver in the continence category for the quarter and nine months ended September 30, 2006.

Oncology Products - The company’s oncology products include specialty access products used primarily for chemotherapy. Consolidated net sales for the quarter ended September 30, 2006 of oncology products grew 21% on a reported basis (20% on a constant currency basis) compared to the prior year’s third quarter. U.S. net sales for the quarter ended September 30, 2006 of oncology products grew 22% compared to the prior year’s third quarter. International net sales for the quarter ended September 30, 2006 of oncology products grew 18% on a reported basis (15% on a constant currency basis) compared to the prior year’s third quarter. Consolidated net sales for the nine months ended September 30, 2006 of oncology products grew 18% on a reported basis (19% on a constant currency basis) compared to the same period in the prior year. U.S. net sales for the nine months ended September 30, 2006 of oncology products grew 21% compared to the same period in the prior year. International net sales for the nine months ended September 30, 2006 of oncology products grew 12% on a reported basis

(13% on a constant currency basis) compared to the same period in the prior year. The company’s specialty access ports, peripherally-inserted central catheters (“PICCs”) and vascular access ultrasound line contributed to the strong net sales growth in the oncology category in the quarter and the nine months ended September 30, 2006.

Surgical Specialty Products - Consolidated net sales for the quarter ended September 30, 2006 of surgical specialty products increased 5% on a reported basis (4% on a constant currency basis) compared to the prior year’s third quarter. Surgical specialty products include soft tissue repair, performance irrigation and hemostasis product lines. U.S. net sales for the quarter ended September 30, 2006 of surgical specialty products increased 2% compared to the prior year’s third quarter. International net sales for the quarter ended September 30, 2006 of surgical specialty products increased 13% on a reported basis (10% on a constant currency basis) compared to the prior year’s third quarter. Consolidated net sales for the nine months ended September 30, 2006 of surgical specialty products increased 6% on a reported basis and on a constant currency basis compared to the same period in the prior year. U.S. net sales for the nine months ended September 30, 2006 of surgical specialty products increased 5% compared to the same period in the prior year. International net sales for the nine months ended September 30, 2006 of surgical specialty products increased 9% on both a reported basis and constant currency basis compared to the same period in the prior year.

Consolidated net sales for the quarter ended September 30, 2006 of soft tissue repair products increased 6% on a reported basis (5% on a constant currency basis) compared to the prior year’s third quarter. The company’s new line of biological products for the repair of complex hernias contributed to the growth in the quarter for this category. Consolidated net sales for the nine months ended September 30, 2006 of soft tissue repair products increased 7% on a reported basis and constant currency basis compared to the same period in the prior year.

In the fourth quarter of 2005, the company initiated a voluntary product recall of its Bard® Composix® Kugel® Mesh X-Large Patch intended for ventral hernia repair. Following the recall, the U.S. Food and Drug Administration (“FDA”) conducted a follow-up inspection and issued an FDA Form-483 identifying certain observations. The company is in the process of addressing these observations and cannot give any assurances that the FDA will be satisfied with the company’s response. In the first quarter of 2006, the company expanded the number of recalled products by three to include other large sizes of the Bard® Composix® Kugel® Mesh patch that could be subject to the same failure mode. The company continues to monitor reports of the same failure mode for all sizes of the Bard® Composix® Kugel® Mesh patch products. In the second quarter ended June 30, 2006, the FDA concurred with the company’s Pre-Market Notification submission to commercialize the redesigned Bard® Composix® Kugel® Mesh X-Large patches in the recalled sizes.

Other Products - The other product group includes irrigation, wound drainage and certain original equipment manufacturers’ (OEM) products. Consolidated net sales of other products for the quarter ended September 30, 2006 were $20.7 million, an increase of 4% on a reported basis (3% on a constant currency basis) compared to the prior year’s third quarter. Consolidated net sales of other products for the nine months ended September 30, 2006 were $58.9 million, an increase of 3% on both a reported basis and constant currency basis compared to the same period in the prior year.

Costs and Expenses

The company’s costs and expenses consist of costs of goods sold, marketing, selling and administrative expense, research and development expense, interest expense and other (income) expense, net. Costs of goods sold consist principally of the manufacturing and distribution costs of the company’s products as well as royalties and the amortization of intangible assets. Marketing, selling and administrative expense consists principally of the costs associated with the company’s sales and administrative organizations. Research and development expense consists principally of expenses incurred with respect to internal research and development activities, milestone payments for third-party research and development activities and purchased R&D costs arising from the company’s business development activities. Interest expense consists of interest charges on indebtedness. Other (income) expense, net consists principally of interest income, foreign exchange gains and losses and other items, some of which may impact the comparability of the company’s results of operations between periods. In January 2006, the company adopted FAS 123R, which impacts the comparability of cost of goods sold, marketing, selling and administrative expense, and research and development expense between periods. See Note 7 in the notes to condensed consolidated financial statements included in this Form 10-Q.

The following is a summary of major costs and expenses as a percentage of net sales for the quarter and nine months ended September 30, 2006 and 2005.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Cost of goods sold	39.0%	37.5%	38.9%	38.3%
Marketing, selling and administrative expense	32.3%	29.9%	31.2%	30.1%
Research and development expense	6.3%	6.6%	7.3%	6.5%
Interest expense	0.8%	0.7%	0.9%	0.7%
Other (income) expense, net	2.6%	0.7%	(0.1)%	(1.2)%

Total costs and expenses	81.0%	75.4%	78.2%	74.4%

Cost of goods sold - The company’s cost of goods sold as a percentage of net sales for the quarter ended September 30, 2006 was 39.0%, an increase of 150 basis points from the cost of goods sold as a percentage of net sales for the quarter ended September 30, 2005 of 37.5%. In the third quarter ended September 30, 2005, the company received a temporary benefit from higher production levels. The acquisition of Venetec in the second quarter of 2006 had an initial unfavorable impact on cost of goods sold as a percentage of net sales of approximately 70 basis points primarily due to the amortization of intangible assets. The adoption of FAS 123R increased cost of goods sold as a percentage of net sales by 10 basis points in the quarter ended September 30, 2006. The company’s cost of goods sold as a percentage of net sales for the nine months ended September 30, 2006 was 38.9%, an increase of 60 basis points from the cost of goods sold as a percentage of net sales for the nine months ended September 30, 2005 of 38.3%. The adoption of FAS 123R increased cost of goods sold as a percentage of net sales by 10 basis points in the nine months ended September 30, 2006. Overall, the rate of improvement of cost of goods sold as a percentage of net sales due to manufacturing efficiencies has moderated in recent periods.

Marketing, selling and administrative expense - The company’s marketing, selling and administrative costs as a percentage of net sales for the quarter ended September 30, 2006 was 32.3%. Marketing, selling and administrative costs as a percentage of net sales for the quarter ended September 30, 2005 was 29.9%. The adoption of FAS 123R increased marketing, selling and administrative costs as a percentage of net sales for the quarter ended September 30, 2006 by 250 basis points, partially offset by tight spending controls in certain marketing, selling and administrative areas. The company’s marketing, selling and administrative costs as a percentage of net sales for the nine months ended September 30, 2006 was 31.2%. Marketing, selling and administrative costs as a percentage of net sales for the nine months ended September 30, 2005 was 30.1%. The adoption of FAS 123R increased marketing, selling and administrative costs as a percentage of net sales for the nine months ended September 30, 2006 by 160 basis points, partially offset by tight spending controls in certain marketing, selling and administrative areas.

Research and development expense - Research and development expenses are comprised of expenses related to internal research and development activities, milestone payments for third-party research and development activities and purchased R&D costs arising from the company’s business development activities. The components of internal research and development expenses include: salary and benefits, allocated overhead and occupancy costs, clinical trial and related clinical manufacturing costs, contract services and milestone payments for third-party research and development. All research and development costs are expensed as incurred. Research and development expenditures for the quarter ended September 30, 2006 of $31.2 million represented a 7% increase from the prior-year quarter’s expenditures of $29.2 million. The adoption of FAS 123R increased research and development expense by approximately $0.8 million in the third quarter ended

September 30, 2006. Research and development expenditures for the nine months ended September 30, 2006 of $106.9 million represented a 25% increase from the prior year’s expenditures of $85.4 million in the same period. Included in the research and development expenses in the nine months ended September 30, 2006 was purchased R&D of approximately $16.8 million pretax. Additionally, the adoption of FAS 123R increased research and development expense by approximately $1.6 million in the nine months ended September 30, 2006.

Interest expense - Interest expense for the quarter ended September 30, 2006 increased to $4.0 million from $3.1 million for the quarter ended September 30, 2005, due to increased borrowings. Interest expense for the nine months ended September 30, 2006 increased to $13.2 million from $9.3 million for the nine months ended September 30, 2005, due to increased borrowings.

Other (income) expense, net - The table below presents the components of other (income) expense, net for the quarter and nine months ended September 30, 2006 and 2005.

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(dollars in thousands)
Interest income	$(6,600)	$(4,800)	$(20,700)	$(12,400)
Foreign exchange (gains) losses	(100)	400	(100)	1,000
Investment gains	—	(1,900)	(1,600)	(6,300)
Legal settlement	20,000	—	20,000	—
Asset impairment	—	8,900	—	8,900
Royalty reserve reversal	—	—	—	(7,100)
Other, net	100	300	500	900

Total other (income) expense, net	$13,400	$2,900	$(1,900)	$(15,000)

Interest income - For the quarter ended September 30, 2006, interest income was approximately $6.6 million compared to approximately $4.8 million for the quarter ended September 30, 2005. For the nine months ended September 30, 2006, interest income was approximately $20.7 million compared to approximately $12.4 million for the nine months ended September 30, 2005. The increase in 2006 was due to higher interest rates and investment balances.

Investment gains - For the quarter ended September 30, 2005, other (income) expense, net included pretax income of approximately $1.9 million resulting from investment gains. For the nine months ended September 30, 2006 and 2005, other (income) expense, net included pretax income of approximately $1.6 million and $6.3 million, respectively, resulting mainly from milestone payments related to the company’s sale of an investment in 2004.

Legal settlement - In the third quarter and the nine months ended September 30, 2006, other (income) expense, net included a charge of approximately $20.0 million for the settlement of the previously disclosed legal action entitled Sakharam D. Mahurkar v. C. R. Bard, Inc., Bard Access Systems, Inc. and Bard Healthcare, Inc.

Asset impairment - In the third quarter and the nine months ended September 30, 2005, other (income) expense, net included an asset impairment charge of approximately $8.9 million related to the 2004 acquisition of Advanced Surgical Concepts Ltd.

Royalty reserve reversal - In the nine months ended September 30, 2005, other (income) expense, net included pretax income of approximately $7.1 million resulting from the reversal of a reserve related to a patent matter.

Income tax provision - The following is a reconciliation between the effective tax rates and the statutory rates for the quarter and nine months ended September 30, 2006 and 2005:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
U.S. federal statutory rate	35%	35%	35%	35%
State income taxes, net of federal benefit	2%	2%	2%	2%
Operations taxed at less than U.S. rate	(11)%	(6)%	(10)%	(8)%
Tax impact of repatriation of foreign earnings pursuant to the AJCA	— %	29%	— %	10%
Resolution of prior period tax items	(17)%	(42)%	(5)%	(14)%
Other, net	(2)%	(1)%	— %	(1)%

Effective tax rate	7%	17%	22%	24%

The company’s effective tax rate for the quarter and nine months of operations ended September 30, 2006 decreased to 7% and 22%, respectively, compared to 17% and 24% for the same periods in 2005. This decrease is principally due to the reduction of the income tax provision in the third quarter of 2006 primarily related to the expiration of the statute of limitations in the United States for the 2000-2001 tax years. In the third quarter of 2005, the income tax provision was reduced due to the resolution of the 1996-1999 United States tax audit, offset by the tax impact of the repatriation of $600 million of foreign earnings pursuant to the AJCA.

Net Income and Earnings Per Share

Bard reported consolidated net income for the quarter ended September 30, 2006 of $87.6 million. Consolidated net income for the quarter ended September 30, 2005 was $90.4 million. Bard reported diluted earnings per share for the quarter ended September 30, 2006 of $0.82, a decrease of 1% from diluted earnings per share for the quarter ended September 30, 2005 of $0.83. Bard reported consolidated net income for the nine months ended September 30, 2006 of $250.1 million. Consolidated net income for the nine months ended September 30, 2005 was $257.0 million. Bard reported diluted earnings per share for the nine months ended September 30, 2006 of $2.34, a decrease of 1% from diluted earnings per share for the nine months ended September 30, 2005 of $2.37.

As described above under “Costs and Expenses,” certain items in the quarters and nine months ended September 30, 2006 and 2005 impact the comparability of the company’s results of operations between periods.

Liquidity and Capital Resources

The company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Significant factors affecting the management of liquidity are: cash flows generated from operating activities, capital expenditures, investments in businesses and technologies, cash dividends and common stock repurchases. Cash provided from operations continues to be the company’s primary source of funds. Should it be necessary, the company believes it could borrow adequate funds at competitive terms. The table below summarizes liquidity measures for Bard as of September 30, 2006 and 2005.

	2006	2005
	(dollars in millions)
Cash and cash equivalents	$454.6	$592.4
Short-term investments	80.4	4.1

Subtotal	$535.0	$596.5

Working capital	$639.5	$777.3

Current ratio	2.33/1	3.30/1

Total debt	$196.4	$151.5

Net cash position	$338.6	$445.0

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

The following table provides cash flow data for the nine months ended September 30, 2006 and 2005.

	2006	2005
	(dollars in millions)
Net cash provided by operating activities	$257.5	$277.2

Net cash used in investing activities	$(313.1)	$(131.9)

Net cash used in financing activities	$(253.9)	$(79.3)

Operating activities - For the nine months ended September 30, 2006, the company generated $257.5 million cash flow from operations, $19.7 million less than the cash flow from operations reported for the nine months ended September 30, 2005. Adjustments to reconcile net income to net cash provided by operating activities were $7.4 million and $20.2 million for the nine months ended September 30, 2006 and 2005, respectively. This decrease is due primarily to a tax payment made in the first quarter of 2006 related to the company’s repatriation of foreign earnings in 2005 pursuant to the AJCA and changes in working capital balances. For the nine months ended September 30, 2006, net income of $250.1 million decreased $6.9 million over net income reported for the nine months ended September 30, 2005. Depreciation expense was approximately $33.3 million for the nine months ended September 30, 2006 and $29.6 million for the nine months ended September 30, 2005. Amortization expense was approximately $22.0 million for the nine months ended September 30, 2006 and $18.7 million for the nine months ended September 30, 2005.

Investing activities - For the nine months ended September 30, 2006, the company used $313.1 million in cash for investing activities, $181.2 million more than the $131.9 million used for investing activities reported for the nine months ended September 30, 2005. Capital expenditures amounted to $52.7 million and $71.4 million for the nine months ended September 30, 2006 and 2005, respectively. Including the acquisition of Venetec, the company spent approximately $184.5 million for the nine months ended September 30, 2006 compared to $67.2 million for the nine months ended September 30, 2005 for the acquisition of businesses, patents, trademarks, purchase rights and other related items to augment its existing product lines. See Note 2 in the notes to condensed consolidated financial statements included in this Form 10-Q. These cash expenditures were financed primarily with cash from operations and short-term borrowings.

Financing activities - For the nine months ended September 30, 2006, the company used $253.9 million in cash for financing activities, $174.6 million more than the $79.3 million used in financing activities reported for the nine months ended September 30, 2005. Cash flow related to financing activities included changes in borrowings, equity proceeds related to option exercises, purchases of company stock and dividend payments. Total debt was $196.4 million at September 30, 2006 and $151.5 million at September 30, 2005. The company paid $105.0 million in the nine months ended September 30, 2006 to reduce short-term borrowings. Total debt to total capitalization was 10.2% and 8.9% at September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006, the company spent approximately $156.3 million to purchase 2,237,600 shares of common stock of the company. For the nine months ended September 30, 2005, the company spent approximately $79.9 million to purchase 1,200,000 shares of common stock of the company. At September 30, 2006, a total of approximately $343.7 million remains under the company’s $500 million share purchase authorization approved by the Board of Directors in 2005. The company paid cash dividends of $0.40 per share in the nine months ended September 30, 2006 and $0.37 per share in the nine months ended September 30, 2005.

The company has in place a domestic syndicated bank credit facility totaling $400 million that supports the company’s commercial paper program and can be used for other general corporate purposes. The credit facility expires in May 2009 and includes pricing based on the company’s long-term credit rating. There were no outstanding commercial paper borrowings at September 30, 2006 and 2005, respectively. In addition, on October 21, 2005, a wholly owned foreign subsidiary of the company entered into a $250 million syndicated bank credit facility to be used for general corporate needs, including in support of the company’s decision in 2005 to repatriate undistributed foreign earnings under the AJCA. Loans under the facility bear interest at the company’s option at a fixed spread to LIBOR or the higher of prime rate and 0.50% over the federal funds rate. The facility expires in October 2008. At September 30, 2006, there were $45.0 million of outstanding borrowings under the facility.

At September 30, 2006, the company had $150 million of unsecured notes outstanding. The notes mature in 2026 and pay a semi-annual coupon of 6.70%. The coupon interest closely approximates the effective annual cost of the notes. The 6.70% notes due 2026 may be redeemed at the option of the note holders on December 1, 2006 at a redemption price equal to the principal amount. In accordance with SFAS No. 78, Classification of Obligations that are Callable by the Creditor, the company has classified these notes as current. If the note holders do not exercise their option on December 1, 2006, the option will expire and the notes will revert to a long-term classification. Assuming the notes are held to maturity, the market value of the notes approximates $161.9 million at September 30, 2006.

At September 30, 2006, the company’s long-term debt was rated “A” by Standard and Poor’s and “Baa1” by Moody’s, and the company’s commercial paper ratings were “A-1” by Standard and Poor’s and “P-2” by Moody’s. The company believes that this overall financial strength gives Bard sufficient financing flexibility.

Commitments and Contingencies

Legal - On March 16, 2004, Rochester Medical Corporation, Inc. filed a complaint against the company, another manufacturer and two group purchasing organizations under the caption Rochester Medical Corporation, Inc. v. C. R. Bard, Inc., et al. (Civil Action No. 304 CV 060, United States District Court, Eastern District of Texas). The plaintiff alleges that the company and the other defendants conspired to exclude it from the market and to maintain the company’s market share by engaging in conduct in violation of state and federal antitrust laws. The plaintiff also has asserted claims for business disparagement, common law conspiracy and tortious interference with business relationships. The plaintiff seeks injunctive relief and substantial money damages. Antitrust damages are subject to trebling. The company intends to defend this matter vigorously. The parties are currently engaged in discovery. At this time, it is not possible to assess the likelihood of an adverse outcome or determine an estimate, or a range of estimates, of potential damages. The company cannot give any assurances that this matter will not have a material adverse impact on the company’s results of operations in a future period or the company’s financial position or liquidity.

In the third quarter of 2006, the company settled the legal action entitled Sakharam D. Mahurkar v. C. R. Bard, Inc., Bard Access Systems, Inc. and Bard Healthcare, Inc. (Civil Action No. 01 C 8452, United States District Court, Northern District of Illinois) and certain other related legal actions. Under the terms of the settlement, the company paid $20 million to the plaintiff to settle the litigation, acquire a paid-up license under the patents involved in the actions and obtain a covenant not to sue with respect to the company’s existing products. In connection with the settlement, the company recorded a pre-tax charge of $20 million in the third quarter of 2006.

Medicon, Inc. - The Osaka Regional Taxation Bureau is currently auditing the fiscal 2001 - 2005 tax years of Medicon, Inc., the company’s joint venture operating in Japan. The company cannot assess the likelihood of an adverse outcome at this time. The company believes that an adverse outcome would not have a material impact on the company’s financial position or liquidity but may be material to the results of operations in a future period.

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

Share-Based Compensation - The company accounts for share-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“FAS 123R”), as interpreted by SEC Staff Accounting Bulletin No. 107. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the company’s stock price volatility and employee stock option exercise behaviors.

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

The company operates in multiple taxing jurisdictions, both within the United States and outside the United States. The company faces audits from these various tax authorities regarding the amount of taxes due. Such audits can involve complex issues and may require an extended period of time to resolve. The company’s U.S. federal tax filings have been examined by the IRS for calendar years ending prior to 2000. The company believes all tax differences arising from those audits have been resolved and settled. The audit of the company’s U.K. affiliates’ tax filings for the 1999 through 2003 tax years by Inland Revenue in the United Kingdom has been completed. The company believes all tax differences arising from that audit have been resolved and settled. In the third quarter of 2006, the company’s income tax provision was reduced by approximately $16 million, due to the expiration of the statute of limitations in the United States for the 2000 and 2001 tax years as well as the resolution of the U.K. audit. In the fourth quarter of 2006, the statute of limitations in the United States for the 2002 tax year is scheduled to expire. Upon such expiration, the company will evaluate the reversal of any related tax reserves. An audit of the company’s U.S. federal tax filings for the 2003 and 2004 tax years began in the second quarter of 2006.

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

Valuation of purchased R&D, goodwill and intangible assets - When the company acquires another company, the purchase price is allocated, as applicable, between purchased R&D, other identifiable intangible assets, tangible assets and goodwill as required by generally accepted accounting principles in the United States. Purchased R&D is defined as the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use. Determining the portion of the purchase price allocated to purchased R&D and other intangible assets requires the company to make significant estimates. The amount of the purchase price allocated to purchased R&D and other intangible assets is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods. For purchased R&D, these methodologies include consideration of the risk of the project not achieving commercial feasibility.

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

New Accounting Pronouncements - In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). The intent of FIN 48 is to clarify the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109. This interpretation imposes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective as of the beginning of the first fiscal year beginning after December 15, 2006. Bard will be required to adopt this interpretation in the first quarter of 2007. The company is currently evaluating the requirements of FIN 48 and has not yet determined the impact this adoption will have on the consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires companies to quantify misstatements based on their impact on each of their financial statements and related disclosures. SAB 108 is effective as of the end of Bard’s 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material but are material under the guidance in SAB 108. The company is currently evaluating the impact this adoption will have on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of FAS 157 are effective as of the beginning of Bard’s 2008 fiscal year. The company is currently evaluating the impact this adoption will have on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“FAS 158”). FAS 158 requires the company to recognize the underfunded status of its pension and retiree medical plans as a liability in its 2006 year-end balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur. FAS 158 also requires the company to measure the funded status of its pension and retiree medical plans as of the company’s year-end balance sheet date no later than December 31, 2008. The company is currently evaluating the impact this adoption will have on the consolidated financial statements.

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

Effective management of and reaction to risks involved in our business, including:

•	the ability to achieve manufacturing or administrative efficiencies, including gross margin benefits from our manufacturing process and supply chain programs or in connection with the integration of acquired businesses;

•	the effects of negative publicity concerning our products, which could result in product withdrawals or decreased product demand and which could reduce market or governmental acceptance of our products;

•	the ability to identify appropriate companies, businesses and technologies as potential acquisition candidates, to consummate and integrate such transactions or to obtain agreements for such transactions with favorable terms;

•	the reduction in the number of procedures using our devices caused by customers’ cost-containment pressures or preferences for alternate therapies;

•	the ability to maintain or increase research and development expenditures;

•	the uncertainty of whether increased research and development expenditures and sales force expansion will result in increased sales;

•	the ability to maintain our effective tax rate and uncertainty related to tax audits, appeals and litigation;

•	the risk that the company may not successfully implement its new Enterprise Resource Planning (“ERP”) information system, which could adversely affect the company’s results of operations in future periods or its ability to meet the ongoing requirements of Section 404 of the Sarbanes-Oxley Act of 2002;

•	internal factors, such as retention of key employees, including sales force employees;

•	the ability to achieve earnings forecasts, which are generated based, among other things, on projected volumes and sales of many product types, some of which are more profitable than others;

•	changes in factors and assumptions employed in the application of FAS 123R, or actual results that differ from our assumptions on stock valuation and employee option exercise patterns, which could cause compensation expense recorded in future periods to differ significantly from the compensation expense recorded in the current period and, as a result, materially impact the company’s results of operations;

•	damage to a company facility, which could render the company unable to manufacture a particular product (as the company may utilize only one manufacturing facility for certain of its major products) and may require the company to reduce the output of products at the damaged facility thereby making it difficult to meet product shipping targets; and

•	the potential impairment of goodwill and intangible assets of the company resulting from insufficient cash flow generated from such assets specifically, or our business more broadly, so as to not allow the company to justify the carrying value of the assets.

Competitive factors, including:

•	the trend of consolidation in the medical device industry as well as among our customers, resulting in potentially greater pricing pressures and more significant and complex contracts than in the past, both in the United States and abroad;

•	development of new products or technologies by competitors having superior performance compared to our current products or products under development;

•	technological advances, patents and registrations obtained by competitors that would have the effect of excluding the company from new market segments or preventing the company from selling a product or including key features in the company’s products;

•	attempts by competitors to gain market share through aggressive marketing programs; and

•	reprocessing by third-party reprocessors of our products designed and labeled for single use.

Difficulties and delays inherent in the development, manufacturing, marketing and sale of medical products, including:

•	the ability to complete planned clinical trials successfully, to develop and obtain regulatory approval for products on a timely basis and to launch products on a timely basis within cost estimates;

•	lengthy and costly regulatory approval processes, which may result in lost market opportunities;

•	delays or denials of, or grants of low or reduced levels of reimbursement for, procedures using newly developed products;

•	the suspension or revocation of authority to manufacture, market or distribute existing products;

•	the imposition of additional or different regulatory requirements, such as those affecting manufacturing and labeling;

•	performance, efficacy or safety concerns for existing products, whether scientifically justified or not, that may lead to product recalls, withdrawals, litigation or declining sales, including adverse events relating to the company’s vena cava filters and hernia repair products;

•	FDA inspections resulting in FDA Form-483 observations and/or warning letters identifying deficiencies in the company’s current good manufacturing practices and/or quality systems; warning letters which identify violations of FDA regulations could result in product holds, recalls, restrictions on future clearances by the FDA for products to which the deficiencies are reasonably related and/or civil penalties;

•	the failure to obtain, limitations on the use of, or the loss of, patent and other intellectual property rights, and the failure of efforts to protect our intellectual property rights against infringement and legal challenges that can increase our costs;

•	difficulties obtaining necessary components or raw materials used in the company’s products and/or price increases from the company’s suppliers of critical components or raw materials or other interruptions of the supply chain; and

•	customers that may limit the number of manufacturers or vendors from which they will purchase products, which can result in the company’s exclusion from large hospital systems, integrated delivery networks or group purchasing organization contracts.

Governmental action, including:

•	the impact of continued health care cost containment;

•	new laws and judicial decisions related to health care availability, payment for health care products and services or the marketing and distribution of products, including legislative or administrative reforms to the United States Medicare and Medicaid systems or other United States or international reimbursement systems in a manner that would significantly reduce reimbursements for procedures that use the company’s products;

•	changes in the U.S. Food and Drug Administration and foreign regulatory approval processes that may delay or prevent the approval of new products and result in lost market opportunity;

•	the impact of more vigorous compliance and enforcement activities affecting the healthcare industry in general or the company in particular;

•	changes in the tax or environmental laws or standards affecting our business which could require facility upgrades or process changes and could affect production rates and output; and

•	compliance costs and potential penalties and remediation obligations in connection with environmental laws, including, without limitation, regulations regarding air emissions, waste water discharges and solid waste.

Legal disputes, including:

•	disputes over intellectual property rights;

•	product liability claims;

•	claims asserting securities law violations;

•	claims asserting violations of federal law in connection with Medicare and/or Medicaid reimbursement;

•	derivative shareholder actions;

•	claims and subpoenas asserting antitrust violations;

•	environmental claims, including risks relating to accidental contamination or injury from the use of hazardous materials in the company’s manufacturing, sterilization and research activities and the potential for the company to be held liable for any resulting damages; and

•	commercial disputes, including disputes over distribution agreements, license agreements, manufacturing/supply agreements and acquisition or sale agreements.

General economic conditions, including:

•	international and domestic business conditions;

•	political instability in foreign countries;

•	interest rates;

•	foreign currency exchange rates; and

•	changes in the rate of inflation.

Other factors beyond our control, including catastrophes, both natural and man-made, earthquakes, floods, fires, explosions, acts of terrorism or war.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Bard operates on a global basis and therefore is subject to the exposures that arise from foreign exchange rate fluctuations. The company manages these exposures using operational and economic hedges as well as derivative financial instruments. The company’s foreign currency exposures may change over time as changes occur in the company’s international operations. The company’s objective in managing its exposures to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with assets, liabilities, net investments and probable commitments denominated in foreign currencies. In order to reduce the risk of foreign currency exchange rate fluctuations, the company will from time to time enter into derivative financial instruments to hedge a portion of its expected foreign currency denominated cash flow from operations. The instruments that the company uses for hedging are forward contracts and options with major financial institutions. The company expects that the changes in fair market value of such contracts will have a high correlation to the price changes in the related hedged cash flow. The principal currencies the company hedges are the Euro, the British Pound, the Mexican Peso and the Japanese Yen. Any gains and losses on these hedge contracts are expected to offset changes in the value of the related exposure. Bard’s risk management guidelines prohibit entering into financial instruments for speculative purposes. The company enters into foreign currency transactions only to the extent that foreign currency exposure exists. A sensitivity analysis of changes in the fair value of all foreign exchange derivative contracts at September 30, 2006 indicates that if the U.S. dollar uniformly strengthened by 10% against all currencies, the fair value of these contracts would increase by $2.3 million, and if the U.S. dollar uniformly weakened by 10% against all currencies, the fair value of these contracts would increase by $1.5 million. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.

In December 1996, the company issued $150.0 million of 6.70% notes due 2026. These notes may be redeemed at the option of the note holders on December 1, 2006, at a redemption price equal to the principal amount. Assuming these notes are held to maturity, the market value of the notes approximates $161.9 million at September 30, 2006. Assuming a 100 basis point increase or decrease in U.S. interest rates and assuming that the notes are held to maturity, the market value of the notes would approximate $144.9 million or $181.8 million, respectively, on September 30, 2006.

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

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of September 30, 2006. Based upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) provide reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

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

On March 16, 2004, Rochester Medical Corporation, Inc. filed a complaint against the company, another manufacturer and two group purchasing organizations under the caption Rochester Medical Corporation, Inc. v. C. R. Bard, Inc., et al. (Civil Action No. 304 CV 060, United States District Court, Eastern District of Texas). The plaintiff alleges that the company and the other defendants conspired to exclude it from the market and to maintain the company’s market share by engaging in conduct in violation of state and federal antitrust laws. The plaintiff also has asserted claims for business disparagement, common law conspiracy and tortious interference with business relationships. The plaintiff seeks injunctive relief and substantial money damages. Antitrust damages are subject to trebling. The company intends to defend this matter vigorously. The parties are currently engaged in discovery. At this time, it is not possible to assess the likelihood of an adverse outcome or determine an estimate, or a range of estimates, of potential damages. The company cannot give any assurances that this matter will not have a material adverse impact on the company’s results of operations in a future period or the company’s financial position or liquidity.

In the third quarter of 2006, the company settled the legal action entitled Sakharam D. Mahurkar v. C. R. Bard, Inc., Bard Access Systems, Inc. and Bard Healthcare, Inc. (Civil Action No. 01 C 8452, United States District Court, Northern District of Illinois) and certain other related legal actions. Under the terms of the settlement, the company paid $20 million to the plaintiff to settle the litigation, acquire a paid-up license under the patents involved in the actions and obtain a covenant not to sue with respect to the company’s existing products. In connection with the settlement, the company recorded a pre-tax charge of $20 million in the third quarter of 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)

	Issuer Purchases of Equity Securities
		Open Market Purchases
Period	Employee Benefit Plan Shares Surrendered For Taxes(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Approximate Dollar Value Purchased as Part of Publicly Announced Program(2)	Maximum Approximate Dollar Value that May Yet Be Purchased Under Publicly Announced Program(2)
July 1 - July 31, 2006	3,614	400,000	$70.78	$28,300,000	$369,100,000
August 1 - August 31, 2006	—	100,000	73.84	7,400,000	361,700,000
September 1 - September 30, 2006	620	240,000	74.98	18,000,000	343,700,000

Total	4,234	740,000	$72.55	$53,700,000	$343,700,000

(1)	Transactions represent the purchase of restricted shares from employees to satisfy tax withholding requirements on such equity-based transactions. None of these transactions were made in the open market.
(2)	On December 14, 2005, the Board of Directors approved the repurchase from time to time of up to $500 million of the common stock of the company.

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

Item 6. Exhibits

(a)	Exhibit 12.1 – Computation of Ratio of Earnings to Fixed Charges
(b)	Exhibit 31.1 – Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
(c)	Exhibit 31.2 – Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer
(d)	Exhibit 32.1 – Section 1350 Certification of Chief Executive Officer
(e)	Exhibit 32.2 – Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C. R. BARD, INC.
(Registrant)

/s/ TODD C. SCHERMERHORN
Todd C. Schermerhorn Senior Vice President and Chief Financial Officer
Date: October 27, 2006

/s/ FRANK LUPISELLA JR.
Frank Lupisella Jr. Vice President and Controller