Form 10-K
period 2006-12-31
BARD C R INC /NJ/
filed 2007-02-27
CIK 9892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $7,583,403,699 based on the closing price of stock traded on the New York Stock Exchange on June 30, 2006. As of January 31, 2007, there were 103,269,543 shares of Common Stock, $.25 par value per share, outstanding.

The company’s definitive Proxy Statement in connection with its 2007 annual meeting of shareholders is incorporated by reference with respect to certain information contained therein in Part III of this Form 10-K.

C. R. BARD, INC. AND SUBSIDIARIES

PART I

Item 1. Business

General

C. R. Bard, Inc. (the “company” or “Bard”) is engaged in the design, manufacture, packaging, distribution and sale of medical, surgical, diagnostic and patient care devices. Charles Russell Bard founded the company in 1907. One of its first medical products was the silk urethral catheter imported from France. In 1923, the company was incorporated as C. R. Bard, Inc. and distributed an assortment of urological and surgical products. Bard became a publicly traded company in 1963 and five years later was traded on the New York Stock Exchange. The company sells a broad range of products worldwide to hospitals, individual healthcare professionals, extended care facilities and alternate site facilities. In general, the company’s products are intended to be used once and then discarded or implanted either temporarily or permanently. Market leadership is one of Bard’s key strategic objectives, and the company holds strong market share positions in vascular, urology, oncology and surgical specialty products.

Bard has a history of acquiring small research or early-stage companies as well as larger, established companies with market leadership positions. In addition to acquiring companies, Bard has also expanded its business in the medical field by acquiring product lines, entering into licensing agreements and joint ventures and making equity investments in companies with emerging technologies. As a matter of policy, Bard is focused only on companies or products in the healthcare market. Over its 99-year history, some of the company’s significant and/or recent acquisitions have included:

Year	Company	Products or Service at Time of Purchase
1966	United States Catheter & Instrument Co	Urology and cardiovascular specialty products
1980	Davol Inc.	Foley catheters
1989	Catheter Technology Corporation	Groshong® catheters
1994	Angiomed AG	Self-expanding peripheral stents
1996	IMPRA, Inc.	Vascular grafts
1998	Dymax, Inc.	Site-Rite® vascular access ultrasound
2000	Surgical Sense, Inc.	Kugel® patch
2003	Prostate Services of America, Inc.	Distributor of brachytherapy seeds and equipment
2003	Source Tech Medical, LLC	Manufacturer and distributor of brachytherapy seeds
2003	Biomedical Instruments and Products GmbH	Vacora® vacuum-assisted breast biopsy gun
2004	Onux Medical, Inc.	Hernia repair fixation system
2004	Bridger Biomed, Inc.	Soft tissue repair supplier
2006	Venetec International, Inc.	StatLock® catheter stabilization devices

The company spent approximately $191.9 million in 2006, $79.1 million in 2005 and $104.4 million in 2004 for the acquisition of businesses, patents, trademarks, purchase rights and other related items to augment its existing product lines. The company has also sold, liquidated or divested product lines over the years, including its cardiology businesses in 1998 and 1999 and certain assets of its Endoscopic Technologies division in 2004.

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

The company has adopted, and has posted on its website at www.crbard.com, a Code of Ethics for Senior Financial Officers that applies to the company’s chief executive officer, chief financial officer and controller. The company intends to disclose any amendments to, or waivers from, the Code of Ethics on the website set forth above. In addition, the company’s audit committee charter, compensation committee charter, governance committee charter, corporate governance guidelines and business ethics policy are also posted on the company’s website at www.crbard.com. A copy of any of these documents is available, free of charge, upon written request sent to C. R. Bard, Inc., 730 Central Avenue, Murray Hill, New Jersey 07974, Attention: Secretary. Shareholders or other interested parties may communicate directly with the Board of Directors, the nonmanagement members of the Board of Directors or the Audit Committee. The process for doing so is described on the company’s website at www.crbard.com.

Product Group Information

The company reports its sales around the concept of disease state management in four major product group categories: vascular, urology, oncology and surgical specialties. The company also has a product group of other products. The following table sets forth for the three years ended December 31, 2006, 2005 and 2004 the approximate percentage contribution by category to Bard’s consolidated net sales on a worldwide basis.

	For the Years Ended December 31,
	2006	2005	2004
Vascular	24%	24%	24%
Urology	30%	30%	30%
Oncology	24%	23%	23%
Surgical Specialties	18%	19%	19%
Other	4%	4%	4%

Total net sales	100%	100%	100%

Vascular Products

Bard develops, manufactures and markets a wide range of products for the peripheral vascular market. Bard’s line of minimally invasive vascular products includes percutaneous transluminal angioplasty (“PTA”) catheters, guidewires, introducers and accessories, peripheral stents, stent grafts, vena cava filters and biopsy devices; electrophysiology products, including electrophysiology laboratory systems and diagnostic, therapeutic and temporary pacing electrode catheters; and fabrics, meshes and implantable vascular grafts. Bard has combined the technologies of its self-expanding nitinol stents with its teflon vascular grafts in its Fluency® stent graft. Other stent graft products are in development to capitalize on the company’s strong technology and intellectual property position in this market. The combination of a low-profile catheter and high pressure balloon have made Bard’s Conquest™ and Atlas™ PTA catheters popular choices of clinicians for the treatment of arterial venous access stenosis and peripheral artery disease. Bard’s Vacora™ device combines the benefits of a vacuum-assisted biopsy sample with a portable, self-contained needle system for the diagnosis of breast tumors. In the fourth quarter of 2006, the company began a controlled rollout of its HD (high-density) Mesh Ablation Catheter in Europe for the diagnosis and treatment of atrial fibrillation, the most commonly diagnosed sustained cardiac arrhythmia. In 2007, the company plans to begin a clinical trial for approval of the device in the United States.

Urology Products

The Foley catheter, which Bard introduced in 1934, remains one of the most important products in the urology field. Foley catheters continue to be marketed in individual sterile packages and in sterile procedural kits and trays, a concept pioneered by Bard. The company is the market leader in Foley catheters, currently Bard’s largest selling urology product. This includes the infection control Foley catheter (Bardex® I.C. Foley catheter), which has been proven to substantially reduce the rate of urinary tract infections. Other urology products include surgical slings used to treat stress urinary incontinence (“SUI”); natural and synthetic devices for the treatment of pelvic floor and vaginal prolapse; brachytherapy services, devices and radioactive seeds used to treat prostate cancer; urine monitoring and collection systems; ureteral stents; and specialty devices for ureteroscopic procedures and stone removal. In 2006, Bard acquired Venetec International, Inc. (“Venetec”) and its StatLock® line of catheter stabilization products. The proprietary StatLock® device is used primarily to reduce restarts and complications associated with peripheral intravenous catheters. This device is also used to secure many other types of catheters sold by Bard and other companies.

Oncology Products

Bard’s oncology products cover a wide range of devices used in the treatment and management of various cancers and other diseases and disorders. These include specialty access catheters, ports, vascular access ultrasound devices and enteral feeding devices. The company’s specialty access products, used primarily for chemotherapy, serve a well-established market in which Bard holds a major market share position. The features and benefits of the company’s broad line of peripherally inserted central catheters (“PICCs”) have allowed Bard to capitalize on the fastest growing segment of the specialty access market. The company’s PowerPICC® and PowerPort® devices can also be used to inject contrast media at high flow rates. These devices eliminate the need to place an additional catheter in the significant number of PICC and port recipients who also require CT (contrast enhanced computed tomography) scans. Bard’s vascular access ultrasound devices can be used to help nurses place a PICC catheter at a patient’s bedside making PICCs a more convenient and cost-effective treatment option.

Surgical Specialty Products

Bard’s surgical specialty products include meshes and fixation systems for hernia and other soft tissue repairs, irrigation devices for orthopaedic, laparoscopic and gynecological procedures and products for topical hemostasis. Bard’s PerFix® plug and Kugel® patch have significantly improved the way groin hernias are repaired and reduced procedure times from hours to minutes. Hernia operations using these types of products can be done in an outpatient setting in approximately 20 minutes. The patient generally can return to normal activity after minimal recovery time. The company also has products for the repair of ventral or abdominal hernias. Products such as the Composix® Kugel®, Ventralex® and Collamend® hernia patches have made Bard the leader in this segment of the hernia repair market. In 2006, Bard introduced its line of natural tissue hernia products including the Collamend® and Allomax™ patches to repair complex ventral hernias. In complex hernias, pre-existing infection or high risk of infection precludes the use of synthetic mesh for the repair.

To further expand its markets around the hernia repair call point, in 2004, the company acquired the Salute® Fixation system and related technology from Onux Medical, Inc. The device is used to attach mesh to host tissue for laparoscopic hernia repair procedures. In late 2006, Bard expanded its hernia fixation offering with the introduction of a disposable version of the Salute® device.

International

Bard markets its products through subsidiaries and joint ventures in over 100 countries outside the United States. The products sold in the company’s international markets include many of the products described above. However, the principal markets, products and methods of distribution in the company’s international businesses vary with market size and stage of development. The company’s principal international markets are in Europe and Japan. The company believes that its geographically-based sales organization gives the company greater flexibility in international markets. Approximately 62% of international sales are of products manufactured by Bard in the United States, Puerto Rico or Mexico. For financial reporting purposes, revenues and long-lived assets in significant geographic areas are presented in Note 11 Segment Information of the notes to consolidated financial statements.

Bard’s foreign operations are subject to certain financial and other risks, and international operations in general present complex tax and cash management issues requiring sophisticated analysis to meet the company’s financial objectives. Relationships with customers and effective terms of sale frequently vary by country. Trade receivable balances outside the United States generally are outstanding for longer periods than in the United States. Inventory management is an important business concern due to the potential for rapidly changing business conditions and currency exposure. Currency exchange rate fluctuations can affect income and cash flows of international operations. The company attempts to hedge some of these currency exposures to reduce the effects of foreign exchange fluctuations on the business. See “Quantitative and Qualitative Disclosures About Market Risk” and Note 6 Derivative Instruments of the notes to consolidated financial statements.

Competition

The company competes in the therapeutic and diagnostic medical device markets around the world. These global markets are characterized by rapid change resulting from technological advances and scientific discoveries. The company’s market position depends on its reliable product quality, dependable service and ability to develop products to meet evolving market needs. The company faces a mix of competitors ranging from large manufacturers with multiple business lines to smaller manufacturers that offer a limited selection of products, and to a limited extent, reprocessors of single-use medical devices. Many of Bard’s products are patented or are the subject of patent applications. Patent protection also affects the company’s market position.

In keeping with the increased emphasis on cost-effectiveness in healthcare delivery, the trend among hospitals and other customers of medical device manufacturers is to consolidate purchases to enhance purchasing power. The medical device industry has also experienced some consolidation, partly in order to offer a broader range of products to large purchasers. As a result, sales transactions are more complex and tend to involve more corporate contracts than in the past. This enhanced purchasing power has placed pressure on product pricing. For more information, see “Risk Factors.”

Marketing

The company’s products are distributed domestically directly to hospitals and other healthcare institutions as well as through numerous hospital/surgical supply and other medical specialty distributors with whom the company has distribution agreements. In international markets, products are distributed either directly or through distributors with the practice varying by country. Full-time representatives of the company in domestic and international markets carry on sales promotion. Sales to distributors, which supply the company’s products to many end users, accounted for approximately 33%, 33% and 34% of the company’s net sales in 2006, 2005 and 2004, respectively, and the five largest distributors combined accounted for approximately 70%, 69% and 69% of such sales for the corresponding years. The largest distributor, Owens & Minor, Inc., accounted for approximately 10% of the company’s net sales in 2006. No single customer accounted for more than 10% of the company’s consolidated net sales in 2005 or 2004.

In order to service its customers, optimize logistics, lower facilities costs and reduce finished goods inventory levels, the company operates a consolidated distribution facility in the United States and a consolidated distribution facility in Europe. Orders are normally shipped within a matter of days after receipt. Backlog is not considered a significant issue for the company.

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

In Japan, the Ministry of Health, Labour and Welfare (“MHLW”) regulates medical devices through the Pharmaceutical Affairs Law (PAL) which was reformed effective April 1, 2005. Implementation and enforcement of the reforms are evolving, and compliance guidance from the MHLW is still in development. The revisions to Japan’s regulations have resulted in longer lead times for product registrations.

Third-Party Reimbursement and Healthcare Cost Containment

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

Our products are purchased principally by hospitals or physicians which typically bill various third-party payors, such as governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care plans, for the healthcare services provided to their patients. The ability of customers to obtain appropriate reimbursement for products and services from third-party payors is critical to the success of medical device companies because it can affect which products customers purchase and the prices they are willing to pay. Manufacturers such as Bard rely on insurance reimbursement to create favorable markets for their products, while providers depend on this reimbursement to incorporate new products into their medical practices. As the largest single insurer in the United States, Medicare has a profound influence on the healthcare market. The Center for Medicare and Medicaid Services (“CMS”) formulates national and local coverage policy and sets payment rates for facilities and physician providers. Additionally, most private payors will follow the lead of CMS when developing their policies and payment rates. Technology assessment organizations, including the one run by Blue Cross Blue Shield Association, are consulted by public and private payors to evaluate the relative merits of new technologies and their impact on net health outcomes in an effort to get as much value for the healthcare dollar as possible.

The processes necessary for a manufacturer to obtain appropriate levels of reimbursement are complex and usually vary from payor to payor. Third-party reimbursements to hospitals and ambulatory care facilities are typically made for procedures or episodes of care, which include the costs of devices, supplies and equipment, and provide an incentive for efficient care and careful use of more expensive technologies.

Third-party payors for hospital services in the United States and abroad are increasingly focused on strategies to control spending on health care and reward improvements in quality and patient outcomes. We believe our products are well positioned to help provide the benefits sought by these strategies, although the uncertainty and complexity of future legislation and payor requirements make it difficult to ultimately predict the impact of these factors on our business.

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

Employees

The company has approximately 9,400 employees.

Seasonality

The company’s business is not affected to any material extent by seasonal factors.

Research and Development

The company is engaged in both internal and external research and development in an effort to introduce new products, to enhance the effectiveness, ease of use, safety and reliability of its existing products and to expand the applications for which the uses of its products are appropriate. The company is dedicated to developing novel technologies that will furnish healthcare providers with a more complete line of products to treat medical conditions through less invasive procedures and in a cost-effective manner. The company’s research and development expenditures were approximately $145.7 million in 2006, $114.6 million in 2005 and $111.6 million in 2004. The company continually evaluates developing technologies in areas where it may have technological or marketing expertise for possible investment or acquisition. See the information above under “General” for a discussion of the company’s acquisition strategy.

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

These problems could lead to a recall of, or safety alert relating to, one or more of our products and could ultimately result, in certain cases, in the removal from the body of these products and claims against us for costs associated with the removal. Any recall, whether voluntary or required by the FDA or similar governmental authorities in other countries, could result in significant costs and significant negative publicity. Negative publicity, whether accurate or inaccurate, could reduce market acceptance of our products, result in decreased product demand or product withdrawals and harm our ability to market our products in the future. The foregoing problems could also result in product liability claims being brought by individuals or by groups seeking to represent a class, and while we believe that many settlements and judgments may be covered in whole or in part under our product liability insurance policies, there is no guarantee that these amounts will be adequate to cover damages and/or costs. Moreover, in some circumstances adverse events arising from or associated with the design, manufacture or marketing of our products could result in the FDA suspending or delaying its review of our applications for new product approvals. Any of the foregoing problems could have a material adverse effect on our business, financial position, liquidity and results of operations.

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

Our operations are affected by various broad state and federal healthcare, environmental, antitrust, anti-corruption and employment laws, including for example various FDA regulations and the federal Anti-Kickback Statute and the Foreign Corrupt Practices Act (“FCPA”). We are subject to periodic inspections to determine compliance with both the FDA’s Quality System Regulation requirements and/or current medical device adverse event reporting regulations. Product approvals by the FDA can be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial approval. The failure to comply with regulatory standards or the discovery of previously unknown problems with a product or manufacturer could result in FDA Form-483 notices and/or warning letters, fines, delays or suspensions of regulatory clearances, seizures or recalls of products (with the attendant expenses), the banning of a particular device, an order to replace or refund the cost of any device previously manufactured or distributed, operating restrictions and civil or criminal prosecution, as well as decreased sales as a result of negative publicity and product liability claims, and could have a material adverse effect on our business and results of operations.

In addition, the healthcare industry is under scrutiny from state governments and the federal government with respect to industry practices in the area of sales and marketing. If our promotional activities fail to comply with the FDA’s regulations or guidelines, we may be subject to warnings from the FDA or enforcement actions from the FDA or other enforcement bodies. In the recent past, medical device manufacturers have announced that they have received subpoenas from state and federal prosecutors seeking documents related to their relationships with doctors. See “Legal Proceedings” below for a description of a subpoena received by the company’s Urological Division relating to the Division’s brachytherapy business. If an enforcement action involving the company were to occur, it could result in penalties and fines and/or certain prohibitions on our ability to sell our products, and could have a material adverse effect on our business and results of operations.

We operate in many parts of the world and our policies require compliance with the FCPA. Failure to comply with the FCPA could subject the company to civil or criminal penalties and could have a material adverse effect on our business and results of operations.

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

We operate in an industry characterized by extensive patent litigation. Patent litigation can result in significant damage awards (treble damages under certain circumstances) and injunctions that could prevent the manufacture and sale of affected products or result in significant damage awards, settlement payments or royalty payments in order to continue selling the products. At any given time, we are generally involved as either a plaintiff or a defendant in a number of patent infringement actions, the outcomes of which may not be known for prolonged periods of time. While it is not possible to predict the outcome of patent litigation incident to our business, we believe that an adverse outcome associated with any pending litigation could generally have a material adverse effect on our business and results of operations in a future period.

We rely on a combination of patents, trade secrets and nondisclosure agreements to protect our proprietary intellectual property and will continue to do so. We cannot assure you that these patents, trade secrets and nondisclosure agreements will protect our intellectual property, but we will defend against threats to our intellectual property. We cannot assure you that our pending patent applications will result in patents issuing to us, that patents issued to or licensed by us in the past or in the future will not be challenged or circumvented by competitors or that these patents will be found to be valid or sufficiently broad to protect our freedom to operate or to provide us with a competitive advantage. In addition, we operate in foreign markets where protection or enforcement of intellectual property rights may be weaker than in the United States, and inadequate patent protection in those markets may adversely affect our competitive position. Third parties could also obtain patents that may require us to negotiate licenses to conduct our business, and we cannot assure you that the required licenses would be available on reasonable terms or at all. For more information, see “Legal Proceedings.”

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The executive offices of the company are located in Murray Hill, New Jersey, in a facility that the company owns. Domestic manufacturing and development units are located in Arizona, California, Georgia, Illinois, Massachusetts, Montana, New Jersey, New York, Pennsylvania, Puerto Rico, Rhode Island, South Carolina and Utah. Sales offices are in many of these locations as well as others. Outside the United States, the company has plants or offices in Austria, Australia, Belgium, Canada, China, Denmark, Finland, France, Germany, Greece, India, Ireland, Italy, Korea, Malaysia, Mexico, the Netherlands, Norway, Portugal, Singapore, Spain, Sweden, Switzerland, Taiwan and the United Kingdom.

The company owns approximately 2.4 million square feet of space in 17 locations and leases approximately 1.1 million square feet of space in 43 locations. All of these facilities are well maintained and suitable for the operations conducted in them.

Item 3. Legal Proceedings

In the ordinary course of business, the company is subject to various legal proceedings and claims, including product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes. In addition, the company operates in an industry susceptible to significant patent legal claims. At any given time in the ordinary course of business, the company is involved as either a plaintiff or defendant in a number of patent infringement actions. If a third party’s patent infringement claim were to be determined against the company, the company might be required to make significant royalty or other payments or might be subject to an injunction or other limitation on its ability to manufacture or sell one or more products. If a patent owned by or licensed to the company were to be determined to be invalid or unenforceable, the company might be required to reduce the value of the patent on the company’s balance sheet and to record a corresponding charge, which could be significant in amount.

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

In the fourth quarter of 2006, the company settled the legal action entitled Rochester Medical Corporation, Inc. v. C. R. Bard, Inc., et al. (Civil Action No. 304 CV 060, United States District Court, Eastern District of Texas). Under the terms of the agreement, the suit against the company was dismissed with prejudice and the company paid $49 million to Rochester Medical Corporation, Inc. In connection with the settlement, the company recorded a pretax charge of $49 million in the fourth quarter of 2006.

On November 27, 2006, the company’s Urological Division received a subpoena issued by the Department of Health and Human Services, Office of Inspector General, under the authority of the federal healthcare fraud and false claims statutes. The subpoena seeks documents related to the Division’s brachytherapy business. The company is cooperating with the government’s request and is in the process of responding to the subpoena. The inquiry is in a preliminary stage and, therefore, the likelihood of an adverse outcome cannot be assessed at this time. The company cannot give any assurances that this matter will not have a material adverse impact on the company’s results of operations in a future period.

On February 14, 2007, a purported class action, Sonia Montel and Carol Nunes-McNamara vs. Davol Inc. and C. R. Bard, Inc., was filed in the United States District Court for the District of Rhode Island on behalf of two named plaintiffs and all U.S. patients who have had a recalled Composix® Kugel® Mesh Patch implanted. Plaintiffs allege that Davol Inc. and Bard engaged in deceptive trade practices and request the creation of a medical monitoring class and assessment of compensatory and punitive damages. The litigation is at an early stage and, therefore, the likelihood of an adverse outcome cannot be assessed at this time. While the company intends to vigorously defend the suit, the company cannot give any assurances that this matter will not have a material adverse impact on the company’s results of operations in a future period.

On February 21, 2007, Southeast Missouri Hospital filed a purported class action complaint on behalf of itself and all others similarly situated against the company and another manufacturer under the caption Southeast Missouri Hospital v. C. R. Bard, Inc., et al. (Civil Action No. 1:07-cv-00031, United States District Court, Eastern District of Missouri, Southeastern District). The plaintiff alleges that the company and the other defendant conspired to exclude competitors from the market and to maintain the company’s market share by engaging in conduct in violation of state and federal antitrust laws. The plaintiff seeks injunctive relief and money damages. Antitrust damages are subject to trebling. The company intends to defend this matter vigorously. At this time, it is not possible to assess the likelihood of an adverse outcome or determine an estimate, or a range of estimates, of potential damages. The company cannot give any assurances that this matter will not have a material adverse impact on the company’s results of operations in a future period or the company’s financial position or liquidity.

Medicon, Inc. - The Osaka Regional Taxation Bureau is finalizing an audit of the fiscal 2001-2005 tax years of Medicon, Inc., the company’s joint venture operating in Japan. In connection with the pending settlement of the audit, in the fourth quarter of 2006 the company recorded a pre-tax charge of $1.2 million in other (income) expense, net reflected in the consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

Set forth below is the name, age, position, five-year business history and other information with respect to each executive officer of the company as of February 27, 2007. No family relationships exist among the officers of the company. The Board of Directors elects all officers of the company annually.

Name	Age	Position
Timothy M. Ring	49	Chairman and Chief Executive Officer and Director
John H. Weiland	51	President and Chief Operating Officer and Director
Todd C. Schermerhorn	46	Senior Vice President and Chief Financial Officer
Brian P. Kelly	48	Group Vice President
Amy S. Paul	55	Group Vice President
James L. Natale	60	Senior Vice President and President, Corporate Healthcare Services
Christopher D. Ganser	54	Vice President, Regulatory Sciences
Stephen J. Long	41	Vice President, General Counsel and Secretary
Frank Lupisella Jr.	46	Vice President and Controller
Bronwen K. Kelly	54	Vice President, Human Resources

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

John H. Weiland joined Bard in 1996 as Group Vice President. He was promoted to Group President in 1997 with oversight for Bard’s Davol, Urological, Medical and Endoscopic Technologies Divisions as well as responsibility for all of Bard’s businesses in Japan, Latin and Central America, Canada and Asia Pacific. Mr. Weiland previously served as Senior Vice President of North American Operations for Dentsply International, President and Chief Executive Officer of Pharmacia Diagnostics, Inc. and was with American Hospital Supply and Baxter Healthcare. He served one year as a White House Fellow in the role of Special Assistant to the Director of the Office of Management and Budget as well as Special Assistant to the Secretary of Interior. Mr. Weiland was elected to the position of President and Chief Operating Officer in 2003 and to the Board of Directors in 2005.

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

Amy S. Paul joined Bard in 1982 as a Senior Product Manager in the Davol division. After a variety of promotions within the marketing organization at both the Davol and Cardiopulmonary divisions, Ms. Paul was promoted in 1990 to Vice President/Business Manager for Bard Ventures—GYN followed by her promotion to Vice President and General Manager and then President of Bard Endoscopic Technologies division. In 1997, Ms. Paul was promoted to President of Bard Access Systems and was appointed to her current position of Group Vice President International in 2003. Prior to joining the company, she was with Kendall (Tyco) and GTE Sylvania.

James L. Natale joined Bard in 1994 as President, Bard Corporate Marketing and Services after 16 years with Johnson & Johnson. In 1996, Mr. Natale was promoted to Corporate Vice President and elected a Corporate Officer. In 2003, Mr. Natale was promoted to his current position of Senior Vice President and President, Corporate Healthcare Services.

Christopher D. Ganser joined Bard in 1989 as the Quality Control Manager for the Moncks Corner, South Carolina Latex Operation. In 1991, he was promoted to Manager of Quality Control Operations for the Bard Urological division (“BUD”). In 1994, after serving as the Director of Quality Assurance for BUD, Mr. Ganser was promoted to Corporate Vice President, Quality Assurance. He held that position until 2003 when he was promoted to his current position of Vice President, Regulatory Sciences.

Stephen J. Long joined Bard in 2000 as Associate General Counsel. Prior to joining Bard, he was most recently Assistant General Counsel with Warner-Lambert Company from 1998 until it was acquired by Pfizer Inc. in 2000. From 1994 until 1998, Mr. Long was an associate with Willkie Farr & Gallagher in New York, New York.

Frank Lupisella Jr. joined Bard in 1987 and has served in various capacities in the finance organization of the company. Mr Lupisella served as Vice President and Controller of the Davol division from 1999 until 2005 when he was promoted to Assistant Corporate Controller, Manufacturing Operations. He was elected to his present position in 2006.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Market Prices of Common Stock

The company’s common stock is traded on the New York Stock Exchange under the symbol: BCR. The following table illustrates the high and low composite sale prices as reported on the New York Stock Exchange for each quarter during the last two years.

2006	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
High	$71.00	$76.75	$76.47	$85.72	$85.72
Low	$59.89	$66.87	$67.36	$74.65	$59.89
Close	$67.81	$73.26	$75.00	$82.97	$82.97

2005	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
High	$70.85	$72.79	$68.00	$70.65	$72.79
Low	$61.90	$65.34	$62.73	$60.82	$60.82
Close	$68.08	$66.51	$66.03	$65.92	$65.92

Title of Class	Number of record holders of the company’s common stock as of January 31, 2007
Common Stock - $.25 par value	4,698

Dividends

The company paid cash dividends of approximately $56.3 million, or $0.54 per share, in 2006 and $52.7 million, or $0.50 per share, in 2005. The following table illustrates the dividends paid per share in each of the indicated quarters.

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
2006	$0.13	$0.13	$0.14	$0.14	$0.54
2005	$0.12	$0.12	$0.13	$0.13	$0.50

The first quarter 2007 dividend of $0.14 per share, which was declared on December 13, 2006, was paid on February 2, 2007 to shareholders of record on January 22, 2007.

Issuer Repurchases of Equity Securities

	Fourth Quarter 2006 - Issuer Repurchases of Equity Securities
		Open Market Purchases
Period	Employee Benefit Plan Shares Surrendered for Taxes	Total Number of Shares Purchased	Average Price Paid Per Share	Total Approximate Dollar Value Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Program
October 1 - October 31, 2006	124	—	$—	$—	$343,700,000
November 1 - November 30, 2006	160	550,000	81.83	45,000,000	298,700,000
December 1 - December 31, 2006	—	—	—	—	298,700,000

Total	284	550,000	$81.83	$45,000,000	$298,700,000

The employee benefit plan shares surrendered for taxes represent the purchase of restricted shares from employees to satisfy tax withholding requirements on the vesting of equity-based awards. None of these transactions were made in the open market.

On December 14, 2005, the Board of Directors authorized the repurchase of up to $500 million of the common stock of the company. Share repurchases are made from time to time in the open market or through privately negotiated transactions. At December 31, 2006, there was approximately $298.7 million available under the company’s current repurchase authorization.

Item 6. Selected Financial Data

(dollars and shares in thousands except per share amounts)

Set forth below is selected financial data as of the end of and for each of the five years in the five-year period ended December 31, 2006. All of the data prior to 2005 in “Common Stock Data” below has been restated to reflect the company’s 2-for-1 stock split which became effective on May 28, 2004.

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
INCOME STATEMENT DATA
Net sales	$1,985,500	$1,771,300	$1,656,100	$1,433,100	$1,273,800
Net income	$272,100	$337,100	$302,800	$168,500	$155,000

BALANCE SHEET DATA
Total assets	$2,277,200	$2,265,600	$2,009,100	$1,692,000	$1,416,700
Working capital	$838,000	$623,500	$663,700	$453,200	$441,100
Long-term debt	$150,600	$800	$151,400	$151,500	$152,200
Total debt	$150,600	$301,400	$151,500	$168,100	$153,100
Shareholders’ investment	$1,698,000	$1,536,100	$1,360,100	$1,045,700	$880,400

COMMON STOCK DATA
Basic earnings per share	$2.63	$3.22	$2.90	$1.63	$1.49
Diluted earnings per share	$2.55	$3.12	$2.82	$1.60	$1.47
Cash dividends paid per share	$0.54	$0.50	$0.47	$0.45	$0.43
Shareholders’ investment per share	$16.41	$14.66	$13.03	$10.11	$8.53
Average basic common shares outstanding	103,500	104,800	104,400	103,400	104,000
Shareholders of record	4,726	4,966	5,047	5,132	5,454

SUPPLEMENTARY DATA
Return on average shareholders’ investment	16.8%	23.3%	25.2%	17.5%	18.6%
Net income/net sales	13.7%	19.0%	18.3%	11.8%	12.2%
Days – accounts receivable	57.8	53.3	61.6	52.9	49.8
Days – inventory	104.6	89.4	85.5	92.5	90.9
Total debt/total capitalization	8.1%	16.4%	10.0%	13.8%	14.8%
Interest expense	$16,900	$12,200	$12,700	$12,500	$12,600
Research and development expense	$145,700	$114,600	$111,600	$87,400	$61,700
Number of employees	9,400	8,900	8,600	8,300	7,700
Net sales per employee	$211.2	$199.0	$192.6	$172.7	$165.4
Net income per employee	$28.9	$37.9	$35.2	$20.3	$20.1

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The company is engaged in the design, manufacture, packaging, distribution and sale of medical, surgical, diagnostic and patient care devices. The company sells a broad range of products to hospitals, individual healthcare professionals, extended care health facilities and alternate site facilities in the United States and abroad, principally in Europe and Japan. In general, the company’s products are intended to be used once and then discarded or implanted either temporarily or permanently.

The company reports its sales around the concept of disease state management in four major product group categories: vascular, urology, oncology and surgical specialties. The company also has a product group of other products. The company strives to have a leadership position in all of its markets. Approximately 80% of the company’s net sales in 2006 were derived from products in which the company has a number one or number two market share position.

The company’s key growth initiatives include continued focus on research and development, the expansion of its sales organization, business development activities and improved manufacturing efficiencies. The company’s margins and net income are driven by the company’s ability to generate sales of its products and improve operating efficiency. The company’s ability to improve sales over time depends in part upon its success in developing and marketing new products. In this regard, over the last five years the company has strategically increased funding of research and development activities by approximately 173%, with a focus on products and markets that are growing faster than 8% annually. In 2006, the company spent approximately $145.7 million on research and development. The company expects research and development spending, net of purchased research and development, to continue to increase in 2007. In light of the complexity of the process of developing and bringing new products to market, the company expects a lag of as much as several years before the results of increased research and development spending are reflected in increased net sales. In addition, there can be no assurance that research and development activities will successfully generate new products or that new products will be successful in the market.

As part of its growth initiatives, the company has increased its sales force by approximately 200 sales positions since 2003. The company believes that its sales force expansions enhance geographic coverage, increase focus on high-growth businesses, facilitate new product introductions and aid in the identification of new product opportunities at the call-point level.

The company also plans to generate increased sales through selective acquisitions of businesses, products and technologies. In general, the company focuses on small to medium acquisitions of products and technologies that complement the company’s existing product portfolio. In addition, the company may from time to time selectively consider acquisitions of larger, established companies under appropriate circumstances. From time to time, the company may divest lines of business in which the company is not able to reasonably attain or maintain a leadership position or for other strategic reasons. For a discussion of significant acquisitions and dispositions which the company completed during 2006 and 2005, see the information in Note 2 Acquisitions and Divestitures in the notes to consolidated financial statements included in this report.

The company has a comprehensive program aimed at improving manufacturing efficiencies. This program has built on the company’s past restructuring activities and has focused on the improvement of both margins and cash flow.

Working capital increased from approximately $391 million at the end of 2001 to approximately $838 million at the end of 2006. The company’s strong financial position further enables the company to pursue its growth initiatives.

Results of Operations

Net Sales

The company’s revenues are generated from sales of the company’s products, net of discounts, returns, rebates and other allowances. Bard reported 2006 consolidated net sales of $1,985.5 million, an increase of 12% on a reported basis over 2005 consolidated net sales of $1,771.3 million. Bard’s 2005 consolidated net sales increased 7% on a reported basis over consolidated net sales of $1,656.1 million in 2004.

Bard’s 2006 net sales increased 12% on a constant currency basis over the prior year. The acquisition of the StatLock® line in the second quarter of 2006 increased the net sales growth for the year by approximately 2 percentage points. In 2005, net sales increased 9% on a constant currency basis over the prior year’s ongoing net sales. Net sales excluding sales of Endoscopic Technologies products, divested in 2004 (which were previously reported as part of the oncology group), are referred to as “ongoing net sales.” Ongoing net sales is a non-GAAP measure and not a replacement for GAAP results. See “Commitments and Contingencies—Management’s Use of Non-GAAP Measures” below.

The geographic breakdown of net sales by the location of the third-party customer for each of the last three years is presented below:

	2006	2005	2004
United States	70%	69%	70%
Europe	18%	19%	19%
Japan	5%	5%	5%
Rest of world	7%	7%	6%

Total net sales	100%	100%	100%

The growth in consolidated net sales in 2006 included a decrease of 0.1% as a result of price reductions compared to the prior year. The growth in consolidated net sales in 2005 was not impacted by price changes compared to the prior year. Consolidated net sales are also affected by the impact of exchange rate fluctuations. The growth in consolidated net sales in 2006 was not impacted by exchange rate fluctuations compared to the prior year. Exchange rate fluctuations had the effect of increasing 2005 consolidated net sales by 0.6% as compared to the prior year. The primary exchange rate movement that impacts net sales is the movement of the Euro compared to the U.S. dollar. The impact of exchange rate movements on net sales is not indicative of the impact on net earnings due to the offsetting impact of exchange rate movements on operating costs and expenses, costs incurred in other currencies and the company’s hedging activities. The company’s largest distributor, Owens & Minor, Inc., accounted for approximately 10% of the company’s net sales in 2006.

Bard’s 2006 United States net sales of $1,388.0 million increased 13% over 2005 United States net sales of $1,223.8 million. Bard’s 2006 international net sales of $597.5 million increased 9% on a reported basis and constant currency basis over 2005 international net sales of $547.5 million. Bard’s 2005 United States net sales of $1,223.8 million increased 6% over 2004 United States net sales of $1,156.2 million. Bard’s 2005 international net sales of $547.5 million increased 10% on a reported basis (8% on a constant currency basis) over 2004 international net sales of $499.9 million. See “Commitments and Contingencies—Management’s Use of Non-GAAP Measures” below.

Presented below is a discussion of consolidated net sales by disease state for the years ended December 31, 2006, 2005 and 2004.

Product Group Summary of Net Sales

	For the Years Ended December 31,
	2006	2005	Change	Constant Currency	2004	Change	Constant Currency
(dollars in thousands)
Vascular	$479,600	$434,500	10%	11%	$393,000	11%	10%
Urology	587,900	524,000	12%	12%	493,100	6%	6%
Oncology	481,300	405,500	19%	19%	342,800	18%	18%
Surgical Specialties	357,400	333,200	7%	7%	313,300	6%	6%
Other	79,300	74,100	7%	7%	67,800	9%	9%

Ongoing net sales	1,985,500	1,771,300	12%	12%	1,610,000	10%	9%

Divested sales	—	—			46,100

Total net sales	$1,985,500	$1,771,300	12%	12%	$1,656,100	7%	6%

On December 29, 2005, the company initiated a voluntary Class I product recall of its Bard® Composix® Kugel® Mesh X-Large Patch intended for ventral hernia repair. The company’s sales results for the quarter and year ended December 31, 2005 included a net sales reduction of $7.8 million in the surgical specialty group due to this recall, resulting in a 1 percentage point reduction in 2005 consolidated ongoing net sales growth on a constant currency basis. Following the recall, the FDA conducted a follow-up inspection and issued an FDA Form-483 identifying certain observations. The company has addressed these observations.

On March 15, 2006, the company voluntarily expanded the December 29, 2005 recall to include certain manufacturing lots of the large Composix® Kugel® patch and large Composix® circle. In December 2006, the company decided to voluntarily expand the March recall to include additional manufacturing lots and initiated the expanded recall on January 10, 2007. The impact of these subsequent recalls was not material to the company’s full year 2006 financial results. Following the expanded recall, the FDA conducted a follow-up inspection. The company cannot give any assurances that the FDA will be satisfied with the results of the follow-up inspection.

Vascular Products - Bard markets a wide range of products for the peripheral vascular market, including endovascular products, electrophysiology products and graft products. Consolidated net sales in 2006 of vascular products increased 10% on a reported basis (11% on a constant currency basis) compared to the prior year. United States net sales in 2006 of vascular products grew 12% compared to the prior year. International net sales in 2006 increased 9% on both a reported basis and constant currency basis compared to the prior year. The vascular group is the company’s most global business, with international net sales comprising 45% of consolidated net sales of vascular products in 2006. Consolidated net sales in 2005 of vascular products increased 11% on a reported basis (10% on a constant currency basis) compared to the prior year. United States net sales in 2005 of vascular products grew 14% compared to the prior year. International net sales in 2005 increased 6% on a reported basis (5% on a constant currency basis) compared to the prior year. In 2005, international net sales comprised 45% of consolidated net sales of vascular products.

Endovascular products comprised 59% of 2006 consolidated net sales of vascular products. Consolidated net sales in 2006 of endovascular products increased 13% on both a reported basis and constant currency basis compared to the prior year. The company’s self-expanding stent, PTA catheter, vena cava filter and biopsy product lines had strong performances in 2006. Endovascular products comprised 57% of 2005 consolidated net sales of vascular products. Consolidated net sales in 2005 of endovascular products increased 14% on a reported basis (13% on a constant currency basis) compared to the prior year. The company’s PTA balloon catheter, stent graft and biopsy product lines contributed to the growth in this category.

Consolidated net sales in 2006 of electrophysiology products increased 14% on both a reported basis and constant currency basis compared to the prior year. The rate of growth in electrophysiology products has improved in recent years. Strong sales performance in the company’s electrophysiology laboratory systems and steerable diagnostic catheter lines were growth drivers in 2006 and 2005. Consolidated net sales in 2005 of electrophysiology products increased 10% on a reported basis (9% on a constant currency basis) compared to the prior year.

Consolidated net sales in 2006 of graft products were flat on a reported basis (increased 1% on a constant currency basis) compared to the prior year. Consolidated net sales in 2005 of graft products increased 3% on both a reported and constant currency basis compared to the prior year. Declining sales in the company’s line of dialysis access grafts have impacted growth in both 2006 and 2005.

Urology Products - Bard markets a wide range of products for the urology market, including basic drainage products, continence products, pelvic floor reconstruction products and urological specialty products. Bard also markets the StatLock® line of catheter stabilization devices, which are used to secure many of the catheters across Bard’s product portfolio. Consolidated net sales in 2006 of urology products were $587.9 million, an increase of 12% on both a reported basis and constant currency basis compared to the prior year. United States net sales of urology products represented 72% of consolidated net sales of urology products in 2006 and grew 14% compared to the prior year. International net sales in 2006 of urology products increased 8% on both a reported basis and constant currency basis compared to the prior year. The acquisition of the StatLock® line in the second quarter of 2006 contributed 6 percentage points to net sales growth of urology products for the year. Consolidated net sales in 2005 of urology products were $524.0 million, an increase of 6% on both a reported and constant currency basis compared to the prior year. United States net sales of urology products represented 71% of consolidated net sales of urology products in 2005 and grew 5% compared to the prior year. International net sales in 2005 of urology products increased 10% on a reported basis (8% on a constant currency basis) compared to the prior year.

Basic drainage products represent the core of the company’s urology business. Consolidated net sales in 2006 of basic drainage products increased 6% on both a reported basis and constant currency basis compared to the prior year. Consolidated net sales in 2006 of infection control Foley catheter products grew 14% on both a reported and a constant currency basis compared to the prior year. Consolidated net sales in 2005 of basic drainage products increased 6% on a reported basis (5% on a constant currency basis) compared to the prior year. Consolidated net sales in 2005 of infection control Foley catheter products grew 13% on both a reported and constant currency basis compared to the prior year.

Consolidated net sales in 2006 of urological specialty products, which include brachytherapy products and services, grew 1% on both a reported basis and constant currency basis compared to the prior year. Consolidated net sales in 2005 of urological specialty products grew 3% on both a reported and constant currency basis compared to the prior year.

Consolidated net sales in 2006 of continence products increased 14% on both a reported basis and constant currency basis compared to the prior year. Consolidated net sales in 2005 of continence products increased 13% on both a reported and constant currency basis compared to the prior year. The company’s pelvic floor reconstruction products, led by the new Avaulta™ biosynthetic support system, together with its line of surgical continence products continue to provide the momentum in the continence category.

Oncology Products - The company’s oncology products include specialty access products used primarily for chemotherapy. Consolidated net sales in 2006 of oncology products grew 19% on both a reported basis and constant currency basis compared to the prior year. United States net sales in 2006 of oncology products grew 21% compared to the prior year. International net sales in 2006 of oncology products grew 13% on both a reported basis and a constant currency basis compared to the prior year. Consolidated ongoing net sales in 2005 of oncology products grew 18% on both a reported and constant currency basis compared to the prior year. United States ongoing net sales in 2005 of oncology products grew 17% compared to the prior year. International ongoing net sales in 2005 of oncology products grew 21% on a reported basis (18% on a constant currency basis) compared to the prior year. The company’s specialty access ports and PICCs and vascular access ultrasound devices contributed to the strong ongoing net sales growth in the oncology category in 2006 and 2005.

Surgical Specialty Products - Surgical specialty products include soft tissue repair, performance irrigation and hemostasis product lines. Consolidated net sales in 2006 of surgical specialty products increased 7% on both a reported basis and constant currency basis compared to the prior year. The combined effect of the Composix® Kugel® patch recalls in both 2005 and 2006 favorably impacted 2006 surgical specialty products net sales growth by 1 percentage point. United States net sales in 2006 of surgical specialty products increased 7% compared to the prior year. International net sales in 2006 of surgical specialty products increased 8% on a reported basis (7% on a constant currency basis) compared to the prior year. Consolidated net sales in 2005 of surgical specialty products increased 6% on both a reported and constant currency basis compared to the prior year. The fourth quarter 2005 voluntary recall of the Composix® Kugel® Mesh X-Large Patch reduced the consolidated net sales growth of surgical specialty products by 3 percentage points on a reported basis (2 percentage points on a constant currency basis) in 2005. United States net sales in 2005 of surgical specialty products increased 3% compared to the prior year. The product recall reduced the United States net sales growth of surgical specialty products by 3 percentage points in 2005. International net sales in 2005 of surgical specialty products increased 17% on a reported basis (15% on a constant currency basis) compared to the prior year.

The company’s soft tissue repair products, including fixation systems, comprised 75% of 2006 consolidated net sales of surgical specialty products. Consolidated net sales in 2006 of soft tissue products grew 8% on both a reported basis and constant currency basis compared to the prior year. The combined effect of the Composix® Kugel® patch recalls in both 2005 and 2006 favorably impacted soft tissue repair products net sales growth by 1 percentage point. Consolidated net sales in 2005 of soft tissue repair products grew 9% on a reported basis (8% on a constant currency basis) compared to the prior year. The product recall reduced the 2005 net sales growth of soft tissue repair products by 3 percentage points on both a reported and constant currency basis. The fixation systems, which are used in hernia repair procedures, have continued to increase their market penetration in both 2006 and 2005. Overall growth of the company’s soft tissue repair products has moderated in recent periods with the maturation of the ventral hernia repair market in the United States.

Other Products - The other product group includes irrigation, wound drainage and certain original equipment manufacturers’ products. Consolidated net sales in 2006 of other products were $79.3 million, an increase of 7% on a reported basis and constant currency basis compared to the prior year. Consolidated net sales in 2005 of other products were $74.1 million, an increase of 9% on a reported and constant currency basis compared to the prior year.

Costs and Expenses

The company’s costs and expenses consist of cost of goods sold, marketing, selling and administrative expense, research and development expense, interest expense and other (income) expense, net. Cost of goods sold consists principally of the manufacturing and distribution costs of the company’s products as well as royalties and the amortization of intangible assets. Marketing, selling and administrative expense consists principally of the costs associated with the company’s sales and administrative organizations. Research and development expense consists principally of expenses incurred with respect to internal research and development activities, milestone payments for third-party research and development activities and purchased research and development (“purchased R&D”) costs arising from the company’s business development activities. Interest expense consists of interest charges on indebtedness. Other (income) expense, net consists principally of interest income, foreign exchange gains and losses and other items, some of which may impact the comparability of the company’s results of operations between periods. In January 2006, the company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“FAS 123R”), which impacts the comparability of cost of goods sold, marketing, selling and administrative expense, and research and development expense between periods. See Note 8 Stock Ownership Plans in the notes to consolidated financial statements included in this Form 10-K.

The following is a summary of major costs and expenses as a percentage of net sales for the years shown:

	2006	2005	2004
Cost of goods sold	38.9%	38.5%	39.9%
Marketing, selling and administrative expense	31.0%	30.2%	31.5%
Research and development expense	7.3%	6.5%	6.7%
Interest expense	0.9%	0.7%	0.8%
Other (income) expense, net	4.4%	(1.3)%	(3.9)%

Total costs and expenses	82.5%	74.6%	75.0%

Cost of goods sold - The acquisition of Venetec in the second quarter of 2006 had an initial unfavorable impact on cost of goods sold as a percentage of net sales of approximately 70 basis points primarily due to the amortization of intangible assets.

The company’s cost of goods sold as a percentage of net sales for the year ended December 31, 2006 was 38.9%, an increase of 40 basis points from the cost of goods sold as a percentage of net sales for the year ended December 31, 2005 of 38.5%. The adoption of FAS 123R increased cost of goods sold as a percentage of net sales by 10 basis points in the year ended December 31, 2006. The company’s cost of goods sold as a percentage of net sales in 2005 represented a reduction of 140 basis points from cost of goods sold as a percentage of net sales for the year ended December 31, 2004 of 39.9%. The primary reason for the improvement to cost of goods sold in 2005 was manufacturing efficiencies driven by higher production volumes and continuous manufacturing cost improvement projects. The rate of improvement to cost of goods sold has moderated in recent periods.

Marketing, selling and administrative expense - The company’s marketing, selling and administrative costs as a percentage of net sales for the year ended December 31, 2006 was 31.0%, an increase of 80 basis points from the marketing, selling and administrative costs for the year ended December 31, 2005 of 30.2%. The adoption of FAS 123R increased marketing, selling and administrative costs as a percentage of net sales for the year ended December 31, 2006 by 150 basis points, partially offset by controlled spending in certain marketing, selling and administrative areas.

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

	2006	2005	2004
(dollars in millions)
Internally managed research and development	$121.7	$114.6	$104.9
Purchased research and development	24.0	—	6.7

Total research and development expense	$145.7	$114.6	$111.6

Research and development expenditures in 2006 of $145.7 million represented a 27.1% increase over the prior year’s expenditures of $114.6 million. The adoption of FAS 123R increased research and development expense by approximately $1.8 million for the year ended December 31, 2006. For the full year ended December 31, 2006, the company recorded purchased R&D expense of $24.0 million. Research and development expenditures of $114.6 million for the year ended December 31, 2005 represented a 2.7% increase over the prior year’s expenditures of $111.6 million. In 2005, the company recorded no purchased R&D expense.

Interest expense - Interest expense in 2006 was $16.9 million as compared with 2005 interest expense of $12.2 million and 2004 interest expense of $12.7 million. The increase in interest expense in 2006 was the result of increased borrowings outside the United States.

Other (income) expense, net - The table below presents the components of other (income) expense, net for each of the three years ended December 31,

	2006	2005	2004
(dollars in millions)
Interest income	$(27.9)	$(18.5)	$(8.4)
Foreign exchange (gains) losses	(0.1)	1.7	0.9
Legal settlements, net	69.0	—	(1.6)
Asset impairments	45.7	8.9	—
Investment gains	(2.9)	(9.7)	(6.2)
Tax matter at joint venture	1.2	—	—
Royalty reserve reversal	—	(7.1)	—
Gain on Endoscopic Technologies asset divestiture	—	—	(45.5)
Divisional and manufacturing restructuring	—	—	(2.7)
Noncontrolling interest	—	—	(1.5)
Other, net	1.1	2.3	1.3

Total other (income) expense, net	$86.1	$(22.4)	$(63.7)

Interest income - For the year ended December 31, 2006, interest income was approximately $27.9 million compared to approximately $18.5 million and $8.4 million in 2005 and 2004, respectively. The increase in 2006 was primarily due to higher interest rates.

Legal settlements, net - In 2006, other (income) expense, net included a charge of approximately $20.0 million for the settlement of the previously disclosed legal action entitled Sakharam D. Mahurkar v. C. R. Bard, Inc., Bard Access Systems, Inc. and Bard Healthcare, Inc., and a charge of approximately $49.0 million for the settlement of the previously disclosed legal action entitled Rochester Medical Corporation, Inc. v. C. R. Bard, Inc., et al.

In 2004, the company settled certain commercial litigation related to the company’s brachytherapy business and reversed $16.0 million of a $58.0 million accrual recorded in 2003 related to this litigation. In addition, in 2004, the company recorded a $3.9 million pretax charge for an unrelated legal settlement and the company settled an intellectual property dispute related to certain of the company’s laparoscopic irrigators and recorded a pretax charge of $10.5 million.

Asset impairments - The company will withdraw from the synthetic bulking market in the first quarter of 2007 and in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets will account for this withdrawal as a discontinued operation. The withdrawal was based upon a strategic review of its Tegress™ synthetic bulking product which considered the product’s limited commercial success to date, significant future clinical costs and uncertain growth potential. During the fourth quarter of 2006, the company recorded an impairment charge and related costs of approximately $46.4 million pretax. The components of the charge were as follows (dollars in millions):

Other (income) expense (License write-down)	$45.6
Other (income) expense (Machinery & equipment write-down)	0.1
Cost of goods sold (Inventory write-down)	0.5
Marketing, selling and administrative (Severance and termination charges)	0.2

Total pretax charge	$46.4

The pro forma impact was as follows:

	2006	2005	2004
(dollars in millions)
Income from continuing operations before income taxes	$394.7	$453.9	$415.3
Provision for income taxes	80.2	113.3	111.7

Income from continuing operations	314.5	340.6	303.6

Loss from discontinued operations before income taxes	(1.4)	(4.3)	(1.1)
Impairment charge	(45.7)	—	—
Provision for income taxes	(4.7)	(0.8)	(0.3)

Loss from discontinued operations	(42.4)	(3.5)	(0.8)

Net income	$272.1	$337.1	$302.8

As a result of a strategic review, in 2005, other (income) expense, net included an asset impairment charge of approximately $8.9 million related to the 2004 acquisition of Advanced Surgical Concepts Ltd.

Investment gains - In 2004, Zimmer Holdings, Inc. acquired all of the outstanding stock of Implex Corporation, and equity investment held by the company. The acquisition agreement included contingent performance payments for 2005 and 2006. The company recorded investment gains of $1.8 million, $6.6 million and $6.2 million in 2006, 2005 and 2004, respectively, related to its investment in Implex Corporation.

Tax matter at joint venture - In 2006, other (income) expense, net included a charge of approximately $1.2 million related to the pending settlement of a tax audit at Medicon, Inc., the company’s joint venture in Japan.

Royalty reserve reversal - In 2005, other (income) expense, net included income of approximately $7.1 million pretax resulting from the reversal of a reserve related to a patent matter.

Gain on Endoscopic Technologies asset divestiture - The company sold certain assets of its Endoscopic Technologies Division to ConMed for $81.3 million on September 30, 2004. The products associated with this sale are used primarily by gastroenterologists for endoscopic procedures. Significant assets of the Endoscopic Technologies Division were retained by the company. Net sales associated with the divested assets were approximately $46 million for the nine-month period ended September 30, 2004 and approximately $54 million in 2003. The company did not separately track the pretax profitability of the disposed assets due to the company’s shared corporate infrastructure and the integration of the disposed assets with assets remaining with the company.

A summary of the book value of the disposed assets is as follows (dollars in millions):

Inventories	$11.6
Machinery and equipment, net of depreciation	3.7
Intangible assets, net of amortization	3.9
Assumed liabilities	2.6

As a result of the sale, the company recorded a pretax gain of $45.5 million in other (income) expense, net in 2004.

Divisional and manufacturing restructuring - In 2002, the company’s management, with board approval, committed to certain initiatives to eliminate excess capacity, reduce redundant positions and improve product profitability. As of December 31, 2006, no liability exists for this restructuring program. Other (income) expense, net included a gain of $2.7 million in 2004, related to the disposal of a manufacturing facility closed as a result of the restructuring program.

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

Income tax provision

The following is a reconciliation between the effective tax rates and the statutory rates:

	2006	2005	2004
U.S. federal statutory rate	35%	35%	35%
State income taxes, net of federal benefit	1%	1%	1%
Operations taxed at less than U.S. rate	(8)%	(8)%	(10)%
Tax impact of repatriation of foreign earnings pursuant to the AJCA	—	7%	—
Resolution of prior period tax items	(7)%	(10)%	—
Other, net	1%	—	1%

Effective tax rate	22%	25%	27%

The change in the company’s effective tax rate between 2006 and 2005 is primarily related to the impact of the 2005 repatriation of $600 million under the American Jobs Creation Act of 2004 (“AJCA”). The change in the company’s effective tax rate between 2005 and 2004 is primarily attributable to the reduction of the income tax provision related to the resolution of the 1996-1999 tax audit, offset by the tax impact of the 2005 repatriation under the AJCA. See Note 10 Other (Income) Expense, Net in the notes to consolidated financial statements.

The company operates in multiple taxing jurisdictions, both within the United States and outside the United States. The company faces audits from these various tax authorities regarding the amount of taxes due. Such audits can involve complex issues and may require an extended period of time to resolve. The company’s U.S. federal tax filings have been examined by the Internal Revenue Service (“IRS”) for calendar years ending prior to 2000. The company believes all tax differences arising from those audits have been resolved and settled. In 2005, the company’s income tax provision was reduced by $45.6 million predominately due to the favorable conclusion of the IRS’s examination of the 1996-1999 tax years, as well as the resolution of certain other tax items. In 2006, the statute of limitations in the United States expired for the 2000 through 2002 tax years. An audit of the company’s U.S. federal tax filings for the 2003 and 2004 tax years began in the second quarter of 2006.

The company’s U.K. affiliates’ tax filings have been examined by Inland Revenue in the United Kingdom for the tax years ending prior to 2004. The company believes all tax differences arising from those audits have been resolved and settled. An audit of the company’s U.K. tax filing for the 2004 year began in the fourth quarter of 2006.

In 2006, the company’s income tax provision was reduced by approximately $23.8 million, predominantly due to the expiration of the statute of limitations in the United States for the 2000 through 2002 tax years as well as the resolution of the U.K. audit for the 1999 through 2003 tax years.

Net Income and Earnings Per Share

Bard reported 2006 consolidated net income of $272.1 million, a decrease of 19% from 2005 consolidated net income of $337.1 million. Bard reported 2006 diluted earnings per share of $2.55, a decrease of 18% from 2005 diluted earnings per share of $3.12.

Bard reported 2005 consolidated net income of $337.1 million, an increase of 11% over 2004 consolidated net income of $302.8 million. Bard reported 2005 diluted earnings per share of $3.12, an increase of 11% over 2004 diluted earnings per share of $2.82.

As described above under other (income) expense, net, certain items in 2006, 2005 and 2004 impact the comparability of the company’s results of operations between periods.

Liquidity and Capital Resources

The company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Significant factors affecting the management of liquidity are: cash flows generated from operating activities, capital expenditures, investments in businesses and technologies, cash dividends and common stock repurchases. Cash provided from operations continues to be the company’s primary source of funds. Should it be necessary, the company believes it could borrow adequate funds at competitive terms. The table below summarizes liquidity measures for Bard for the years ended December 31, 2006, 2005 and 2004.

	2006	2005	2004
(dollars in millions)
Cash	$22.1	$28.0	$15.1
Cash equivalents	394.1	726.2	525.7
Short-term investments	101.0	4.0	4.6

Subtotal	$517.2	$758.2	$545.4

Working capital	$838.0	$623.5	$663.7

Current ratio	3.83/1	1.97/1	2.70/1

Total debt	$150.6	$301.4	$151.5

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

The following table provides cash flow data for the years ended December 31, 2006, 2005 and 2004.

	2006	2005	2004
(dollars in millions)
Net cash provided by operating activities	$333.3	$401.1	$277.2

Net cash used in investing activities	$(357.5)	$(166.1)	$(86.9)

Net cash used in financing activities	$(328.4)	$(2.6)	$(88.1)

Operating activities - For the years ended December 31, 2006, 2005 and 2004, the company generated cash flow from operations of $333.3 million, $401.1 million and $277.2 million, respectively. Net income was $272.1 million, $337.1 million and $302.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. Adjustments to reconcile net income to net cash provided by operating activities were $61.2 million, $64.0 million and $(25.6) million for the years ended December 31, 2006, 2005 and 2004, respectively. Depreciation expense was approximately $44.6 million in 2006, reflecting higher levels of capital expenditures in recent years. Depreciation expense was approximately $39.0 million and $32.7 million in 2005 and 2004, respectively. Amortization expense was approximately $30.3 million in 2006, $24.8 million in 2005 and $22.0 million in 2004. The recent increase in amortization is due to acquisitions of intangible assets.

Investing activities - During 2006, the company used $357.5 million in cash for investing activities, $191.4 million more than investing activities reported in 2005. During 2005, the company used $166.1 million in cash for investing activities, $79.2 million more than investing activities reported in 2004. Consistent with the company’s stated intention to divest, from time to time, lines of business in which the company is not able to reasonably attain or maintain a leadership position, the company sold certain assets of its Endoscopic Technologies Division to ConMed for $81.3 million on September 30, 2004 including a purchase price adjustment. Capital expenditures amounted to $70.4 million, $97.2 million and $74.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. In 2006, the company spent approximately $98.1 million for the purchase of available-for-sale securities. The company spent approximately $191.9 million in 2006, $79.1 million in 2005 and $104.4 million in 2004 for the acquisition of businesses, patents, trademarks, purchase rights and other related items to augment its existing product lines. These cash expenditures support the company’s growth initiatives and were financed primarily with cash from operations and short-term borrowings. The increase in 2006 was primarily due to the acquisition of Venetec. See Note 2 Acquisitions and Divestitures in the notes to consolidated financial statements.

Financing activities - During 2006, the company used $328.4 million in cash for financing activities, $325.8 million more than financing activities reported in 2005. During 2005, the company used $2.6 million in cash for financing activities, $85.5 million less than financing activities reported in 2004. Cash flow related to financing activities included changes in borrowings, equity proceeds related to option exercises, repurchases of company common stock and dividend payments. In 2006, the company repaid approximately $150.8 million of short-term borrowings and the current portion of long-term debt. Total debt was $150.6 million, $301.4 million and $151.5 million at December 31, 2006, 2005 and 2004, respectively. Total debt to total capitalization was 8.1%, 16.4% and 10.0% at December 31, 2006, 2005 and 2004, respectively. In 2006, the company spent approximately $201.3 million to purchase 2,787,600 shares of the company’s common stock. In 2005, the company spent approximately $143.4 million to purchase 2,200,000 shares. In 2004, the company spent approximately $85.9 million to purchase 1,275,000 shares. The company paid cash dividends of $0.54 per share in 2006, $0.50 per share in 2005 and $0.47 per share in 2004. The 2006 payment marked the 35th consecutive year in which Bard has increased its annual dividend payout to shareholders. The first quarter 2007 dividend of $0.14 per share was paid on February 2, 2007 to shareholders of record on January 22, 2007.

There were no short-term borrowings at December 31, 2006. Short-term borrowings were approximately $300.6 million and $0.1 million at December 31, 2005 and 2004, respectively. In 2006, the average outstanding balance of loans payable was approximately $82.0 million with an effective interest rate of 5.33%. The average outstanding balance of loans payable in 2005 was $5.8 million with an effective interest rate of 4.51%. The average outstanding balance of loans payable in 2004 was $34.0 million with an effective interest rate of 1.39%.

The company has in place a domestic syndicated bank credit facility totaling $400 million that supports the commercial paper program and can be used for other general corporate purposes. The credit facility expires in May 2009 and includes pricing based on the company’s long-term credit rating. In addition, on October 21, 2005, a wholly owned foreign subsidiary of the company entered into a $250 million syndicated bank credit facility to be used for general corporate needs including in support of its decision in 2005 to repatriate undistributed foreign earnings under the AJCA. Loans under the facility bear interest at the company’s option at a fixed spread to LIBOR or the higher of prime rate and 0.50% over the federal funds rate. The facility expires in October 2008. At December 31, 2006, there were no outstanding borrowings under these facilities.

At December 31, 2006, the company had outstanding approximately $149.8 million of unsecured notes that mature in 2026 and pay a semi-annual coupon of 6.70%. Note holders had a one-time option to redeem the notes at par value on December 1, 2006, and accordingly, the company had classified the notes as current at December 31, 2005 and through the third quarter of 2006. In the fourth quarter of 2006, approximately $0.2 million of the notes were redeemed and the remaining balance of $149.8 million has been reclassified as long-term debt. The coupon interest closely approximates the effective annual cost of the notes. The market value of the notes approximates $160.4 million at December 31, 2006.

Certain of the company’s debt agreements contain customary representations, warranties and default provisions as well as restrictions that, among other things, require the maintenance of minimum net worth and operating cash flow levels and limit the amount of debt that the company may have outstanding. As of December 31, 2006, the company was in compliance with all such financial covenants.

At December 31, 2006, the company’s long-term debt was rated “A” by Standard and Poor’s and “Baa1” by Moody’s, and the company’s commercial paper ratings were “A-1” by Standard and Poor’s and “P-2” by Moody’s. The company believes that this overall financial strength gives Bard sufficient financing flexibility.

Commitments and Contingencies

Presented below is a summary of contractual obligations and other commercial commitments.

Contractual Obligations (dollars in millions)	Total	1 Year	2-3 Years	4-5 Years	5+ Years
Forward contracts	$30.7	$30.7	$—	$—	$—
Total debt	150.6	—	0.8	—	149.8
Capital lease obligations	0.1	0.1	—	—	—
Operating lease obligations	92.6	15.6	23.6	13.8	39.6
Acquisition and investment milestones	31.7	16.7	15.0	—	—
Purchase obligations	100.3	93.3	6.4	0.6	—
Other long-term liabilities	110.8	—	32.9	22.0	55.9

	$516.8	$156.4	$78.7	$36.4	$245.3

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

Total debt - Total debt was $150.6 million at December 31, 2006, down $150.8 million from December 31, 2005. Total debt was $301.4 million at December 31, 2005, up $149.9 million from December 31, 2004. Total debt to total capitalization was 8.1% at December 31, 2006. Total debt to total capitalization was 16.4% at December 31, 2005.

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

Other long-term liabilities - Other long-term liabilities include pension liabilities, product liabilities, and other long-term liabilities of approximately $110.8 million.

Pension Obligations - The company’s objective in funding its domestic tax-qualified plan is to accumulate funds sufficient to provide for all benefits and to satisfy the minimum contribution requirements of ERISA. Outside the United States, the company’s objective is to fund the international retirement costs over time within the limits of minimum requirements and allowable tax deductions. The company’s annual funding decisions also take into account each tax-qualified plan’s return compared to the plan’s corresponding expense and the extent to which each tax-qualified plan’s benefit obligation exceeds its corresponding funded status. In 2006, the company made voluntary contributions of $12.0 million to the company’s U.S. tax-qualified plan and $2.6 million to the company’s non-U.S. tax-qualified plans. In 2005, the company made voluntary contributions of $16.0 million to the company’s U.S. tax-qualified plan and $1.5 million to the company’s non-U.S. tax-qualified plans. The company will consider the factors identified above in determining its 2007 pension funding. The nonqualified noncontributory defined benefit pension plans include supplemental plans which are generally not funded.

Legal Matters - In the fourth quarter of 2006, the company settled the legal action entitled Rochester Medical Corporation, Inc. v. C. R. Bard, Inc., et al. (Civil Action No. 304 CV 060, United States District Court, Eastern District of Texas). Under the terms of the agreement, the suit against the company was dismissed with prejudice and the company paid $49 million to Rochester Medical Corporation, Inc. In connection with the settlement, the company recorded a pretax charge of $49 million in the fourth quarter of 2006.

On November 27, 2006, the company’s Urological Division received a subpoena issued by the Department of Health and Human Services, Office of Inspector General, under the authority of the federal healthcare fraud and false claims statutes. The subpoena seeks documents related to the division’s brachytherapy business. The company is cooperating with the government’s request and is in the process of responding to the subpoena. The inquiry is in a preliminary stage and, therefore, the likelihood of an adverse outcome cannot be assessed at this time. The company cannot give any assurances that this matter will not have a material adverse impact on the company’s results of operations in a future period.

Medicon, Inc. - The Osaka Regional Taxation Bureau is finalizing an audit of the fiscal 2001-2005 tax years of Medicon, Inc., the company’s joint venture operating in Japan. In connection with the pending settlement of the audit, the company recorded a pretax charge of $1.2 million in the fourth quarter of 2006.

New Accounting Pronouncements - In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). The intent of FIN 48 is to clarify the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109. This interpretation imposes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective as of the beginning of the first fiscal year beginning after December 15, 2006. Bard will be required to adopt this interpretation in the first quarter of 2007. The company is evaluating the requirements of FIN 48 and estimates that this adoption will increase retained earnings between $4 million and $6 million in 2007.

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

Share-Based Compensation - The company accounts for share-based compensation in accordance with FAS 123R, as interpreted by SEC Staff Accounting Bulletin No. 107. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. In order to determine the fair value of stock options on the date of grant, we utilize a binomial model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. The risk-free interest rate and dividend yield are based on factual data derived from public sources. The expected stock-price volatility and option life assumptions require significant judgment which makes them critical accounting estimates.

The company’s expected volatility is based upon weightings of the historical volatility of the company’s stock and the implied volatility from publicly traded options. The company reviews the trading volumes and option life of its publicly traded options in order to determine the appropriate weighting of implied volatility.

This approach is used as a predictor of future realized and implied volatilities and is directly related to stock option valuations. For stock option grants issued during the fiscal year ended December 31 ,2006, the company used a weighted-average expected stock-price volatility of 23 percent based upon a weighting of 50 percent historical volatility and 50 percent implied volatility at the time of issuance.

With respect to the weighted-average option life assumption, the company considers the exercise behavior of past grants and models the pattern of aggregate exercises. For stock option grants issued during the fiscal year ended December 31, 2006, the company assumed a weighted-average expected option life of 5.8 years.

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

The company operates in multiple taxing jurisdictions, both within the United States and outside the United States. The company faces audits from these various tax authorities regarding the amount of taxes due. Such audits can involve complex issues and may require an extended period of time to resolve. The company’s U.S. federal tax filings have been examined by the IRS for calendar years ending prior to 2000. The company believes all tax differences arising from those audits have been resolved and settled. In 2005, the company’s income tax provision was reduced by $45.6 million predominately due to the favorable conclusion of the IRS’s examination of the 1996-1999 tax years, as well as the resolution of certain other tax items. In 2006, the statute of limitations in the United States expired for the 2000 through 2002 tax years. An audit of the company’s U.S. federal tax filings for the 2003 and 2004 tax years began in the second quarter of 2006.

The company’s U.K. affiliates’ tax filings have been examined by Inland Revenue in the United Kingdom for the tax years ending prior to 2004. The company believes all tax differences arising from those audits have been resolved and settled. An audit of the company’s U.K. tax filing for the 2004 year began in the fourth quarter of 2006.

In 2006, the company’s income tax provision was reduced by approximately $23.8 million, predominantly due to the expiration of the statute of limitations in the United States for the 2000 through 2002 tax years as well as the resolution of the U.K. audit for the 1999 through 2003 tax years.

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

Because actual results are affected by these and other risks and uncertainties, the company cautions investors that actual results may differ materially from those expressed or implied. It is not possible to predict or identify all risks and uncertainties, but the most significant factors, in addition to those addressed above and those under the heading “Risk Factors,” that could adversely affect our business or cause the actual results to differ materially from those expressed or implied include, but are not limited to:

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

Governmental action, including:

•	the impact of continued healthcare cost containment;

•

new laws and judicial decisions related to health care availability, payment for healthcare products and services or the marketing and distribution of products, including legislative or administrative reforms to the United States Medicare and Medicaid systems or other United States or international reimbursement systems in a manner that would significantly reduce reimbursements for procedures that use the company’s products;

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

Legal disputes, including:

•	disputes over intellectual property rights;

•	product liability claims;

•	claims asserting securities law violations;

•	claims asserting, and subpoenas seeking information regarding, violations of law in connection with federal and/or state healthcare programs such as Medicare or Medicaid;

•	derivative shareholder actions;

•	claims and subpoenas asserting antitrust violations;

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Bard operates on a global basis and therefore is subject to the exposures that arise from foreign exchange rate fluctuations. The company manages these exposures using operational and economic hedges as well as derivative financial instruments. The company’s foreign currency exposures may change over time as changes occur in the company’s international operations. The company’s objective in managing its exposures to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with assets, liabilities, net investments and probable commitments denominated in foreign currencies. In order to reduce the risk of foreign currency exchange rate fluctuations, the company will from time to time enter into derivative financial instruments to hedge a portion of its expected foreign currency denominated cash flow from operations. The instruments that the company uses for hedging are forward contracts and options with major financial institutions. The company expects that the changes in fair market value of such contracts will have a high correlation to the price changes in the related hedged cash flow. The principal currencies the company hedges are the Euro, the British Pound, the Mexican Peso and the Japanese Yen. Any gains and losses on these hedge contracts are expected to offset changes in the value of the related exposure. Bard’s risk management guidelines prohibit entering into financial instruments for speculative purposes. The company enters into foreign currency transactions only to the extent that foreign currency exposure exists. A sensitivity analysis of changes in the fair value of all foreign exchange derivative contracts at December 31, 2006 indicates that if the U.S. dollar uniformly strengthened by 10% against all currencies, the fair value of these contracts would increase by $1.0 million, and if the U.S. dollar uniformly weakened by 10% against all currencies, the fair value of these contracts would increase by $3.0 million. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.

In December 1996, the company issued $150.0 million of 6.70% notes due 2026. Note holders had a one-time option to redeem the notes at par value on December 1, 2006, and accordingly, the company had classified the notes as current during the 12-month period ending December 1, 2006. In the fourth quarter of 2006, approximately $0.2 million of the notes were redeemed and the remaining balance of approximately $149.8 million has been reclassified as long-term debt. The market value of the notes approximates $160.4 million at December 31, 2006. Assuming a 100 basis point increase or decrease in U.S. interest rates and assuming that the notes are held to maturity, the market value of the notes would approximate $143.8 million or $180.0 million, respectively, on December 31, 2006.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment and those criteria, subject to the foregoing, management believes that the company maintained effective internal control over financial reporting as of December 31, 2006.

The company’s independent registered public accounting firm has issued an attestation report on management’s assessment of the company’s internal control over financial reporting. That report appears on page II-27.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

C. R. Bard, Inc.:

We have audited the accompanying consolidated balance sheets of C. R. Bard, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ investment, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of C. R. Bard, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of C. R. Bard, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 8 to the consolidated financial statements, the company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” and the Securities and Exchange Commission’s Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, effective January 1, 2006. Also, as discussed in Note 9 to the consolidated financial statements, the company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R”, effective December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of C. R. Bard, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey

February 27, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

C. R. Bard, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting that C. R. Bard, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).” C. R. Bard, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of C. R. Bard, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that C. R. Bard, Inc. maintained effective control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, C. R. Bard, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of C. R. Bard, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ investment, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 27, 2007 expressed an unqualified opinion on those consolidated financial statements. As discussed in Notes 1 and 8 to the consolidated financial statements, the company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” and the Securities and Exchange Commission’s Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, effective January 1, 2006. Also, as discussed in Note 9 to the consolidated financial statements, the company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R”, effective December 31, 2006.

/s/    KPMG LLP

Short Hills, New Jersey

February 27, 2007

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars and shares in thousands except per share amounts)

	For the Years Ended December 31,
	2006	2005	2004
Net sales	$1,985,500	$1,771,300	$1,656,100

Costs and expenses:
Cost of goods sold	773,200	682,700	660,300
Marketing, selling and administrative expense	616,000	534,600	521,000
Research and development expense	145,700	114,600	111,600
Interest expense	16,900	12,200	12,700
Other (income) expense, net	86,100	(22,400)	(63,700)

Total costs and expenses	1,637,900	1,321,700	1,241,900

Income before tax provision	347,600	449,600	414,200

Income tax provision	75,500	112,500	111,400

Net income	$272,100	$337,100	$302,800

Basic earnings per share	$2.63	$3.22	$2.90

Diluted earnings per share	$2.55	$3.12	$2.82

Weighted average common shares outstanding - basic	103,500	104,800	104,400

Weighted average common shares outstanding - diluted	106,900	108,000	107,200

The accompanying notes to consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT

(dollars in thousands except share and per share amounts)

	Common Stock		Capital In Excess Of Par Value	Retained Earnings	Accumulated Other Comp. Inc/(Loss)	Unearned Compensation	Total
	Shares	Amount

Balance at December 31, 2003	51,754,871	$12,900	$338,700	$703,200	$100	$(9,200)	$1,045,700

Net income	—	—	—	302,800	—	—	302,800
Available for sale securities (net of $2,900 taxes)	—	—	—	—	5,500	—	5,500
Change in derivative instruments designated as cash flow hedges (net of $700 taxes)	—	—	—	—	1,000	—	1,000
Foreign currency translation adjustment	—	—	—	—	40,300	—	40,300
Minimum pension liability (net of $400 taxes)	—	—	—	—	(700)	—	(700)

Total comprehensive income	—	—	—	302,800	46,100	—	348,900
Cash dividends ($0.47 per share)	—	—	—	(49,200)	—	—	(49,200)
Issuance of common stock	1,908,539	500	87,500	—	—	(15,500)	72,500
Stock split effected in the form of a stock dividend	52,283,900	13,100	—	(13,100)	—	—	—
Purchases of common stock for treasury	(1,275,000)	(300)	—	(85,600)	—	—	(85,900)
Tax benefit relating to incentive stock options and employee stock purchase plans	—	—	22,700	—	—	—	22,700
Amortization of deferred compensation	—	—	—	—	—	5,400	5,400

Balance at December 31, 2004	104,672,310	$26,200	$448,900	$858,100	$46,200	$(19,300)	$1,360,100

Net Income	—	—	—	337,100	—	—	337,100
Available for sale securities (net of $100 taxes)	—	—	—	—	100	—	100
Change in derivative instruments designated as cash flow hedges (net of $300 taxes)	—	—	—	—	1,200	—	1,200
Foreign currency translation adjustment	—	—	—	—	(43,900)	—	(43,900)
Minimum pension liability (net of $600 taxes)	—	—	—	—	(1,000)	—	(1,000)

Total comprehensive income	—	—	—	337,100	(43,600)	—	293,500
Cash dividends ($0.50 per share)	—	—	—	(52,700)	—	—	(52,700)
Dividends declared, unpaid ($0.13 per share)	—	—	—	(13,700)	—	—	(13,700)
Issuance of common stock	1,540,188	400	78,500	—	—	(22,900)	56,000
Purchases of common stock for treasury	(2,200,000)	(600)	—	(142,800)	—	—	(143,400)
Tax benefit relating to incentive stock options and employee stock purchase plans	—	—	27,500	—	—	—	27,500
Amortization of deferred compensation	—	—	—	—	—	8,800	8,800

Balance at December 31, 2005	104,012,498	$26,000	$554,900	$986,000	$2,600	$(33,400)	$1,536,100

Adjustment for the adoption of FAS 123R	—	—	(33,400)	—	—	33,400	—

Adjustment for the cumulative effect on prior years of the adoption of SAB 108 (net of $6,200 taxes)	—	—	—	26,500	—	—	26,500

Net income	—	—	—	272,100	—	—	272,100
Available for sale securities (net of $1,900 taxes)	—	—	—	—	(3,700)	—	(3,700)
Change in derivative instruments designated as cash flow hedges (net of $400 taxes)	—	—	—	—	(1,200)	—	(1,200)
Foreign currency translation adjustment	—	—	—	—	41,700	—	41,700
Minimum pension liability (net of $13,600 taxes)	—	—	—	—	(22,000)	—	(22,000)

Total comprehensive income	—	—	—	272,100	14,800	—	286,900
Adjustment for the adoption of SFAS 158 (net of $17,600 taxes)	—	—	—	—	(31,700)	—	(31,700)
Cash dividends declared in current year ($0.55 per share )	—	—	—	(57,200)	—	—	(57,200)
Issuance of common stock	1,930,539	500	108,600		—	—	109,100
Purchases of common stock for treasury	(2,787,600)	(700)	—	(200,600)	—	—	(201,300)
Tax benefit relating to employee stock plans	—	—	29,600	—	—	—	29,600

Balance at December 31, 2006	103,155,437	$25,800	$659,700	$1,026,800	$(14,300)	$—	$1,698,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands except par amounts)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$416,200	$754,200
Short-term investments	101,000	4,000
Accounts receivable, less allowances of $15,700 and $22,700, respectively	334,800	267,700
Inventories	224,600	169,600
Short-term deferred tax assets	32,800	37,200
Other current assets	24,500	31,400

Total current assets	1,133,900	1,264,100

Property, plant and equipment, at cost:
Land	14,500	14,200
Buildings and improvements	214,800	184,700
Machinery and equipment	341,000	311,900

	570,300	510,800
Less - accumulated depreciation and amortization	227,600	200,800

Net property, plant and equipment	342,700	310,000
Patents, net of amortization	199,000	135,500
Goodwill	440,600	358,800
Other intangible assets, net of amortization	82,300	97,000
Deferred tax assets	32,500	—
Other assets	46,200	100,200

	$2,277,200	$2,265,600

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$—	$300,600
Accounts payable	57,800	52,500
Accrued compensation and benefits	93,800	77,100
Accrued expenses	108,000	111,200
Federal and foreign income taxes	36,300	99,200

Total current liabilities	295,900	640,600

Long-term debt	150,600	800
Other long-term liabilities	110,800	81,200
Deferred income taxes	21,900	6,900
Commitments and contingencies (Note 7)
Shareholders’ investment:
Preferred stock, $1 par value, authorized 5,000,000 shares; none issued	—	—
Common stock, $.25 par value, authorized 600,000,000 shares in 2006 and 2005; issued and outstanding 103,155,437 shares in 2006 and 104,012,498 shares in 2005	25,800	26,000
Capital in excess of par value	659,700	554,900
Retained earnings	1,026,800	986,000
Accumulated other comprehensive income (loss)	(14,300)	2,600
Unearned compensation	—	(33,400)

Total shareholders’ investment	1,698,000	1,536,100

	$2,277,200	$2,265,600

The accompanying notes to consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net income	$272,100	$337,100	$302,800
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	74,900	63,800	54,700
Gain on investments	(2,900)	(9,800)	(6,200)
Gain on Bard Endoscopic asset sale	—	—	(45,500)
Gain on facility sale	—	—	(2,700)
Purchased research and development	24,000	—	6,700
Deferred income taxes	(19,900)	2,400	30,700
Expenses under stock plans	47,000	9,300	8,000
2003 legal verdict	—	—	(16,000)
Retroactive tax credits	—	—	(1,100)
Royalty reserve reversal	—	(7,100)	(800)
Impairment charge	45,700	8,900	—
Tax benefits and credits	(23,800)	(45,600)	—
Inventory reserves and provision for doubtful accounts	14,200	18,800	10,300
Other noncash items	1,200	(1,400)	(2,000)
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(42,300)	3,300	(53,500)
Inventories	(35,200)	(33,500)	(16,500)
Other operating assets	15,500	7,400	12,000
Current liabilities, excluding debt and including tax benefits from employee stock option exercises of $5,000, $27,500 and $22,700 in 2006, 2005 and 2004, respectively	(32,700)	58,900	4,100
Pension contributions	(17,200)	(19,600)	(14,000)
Other long-term liabilities	12,700	8,200	6,200

Net cash provided by operating activities	$333,300	$401,100	$277,200

Cash flows from investing activities:
Capital expenditures	(70,400)	(97,200)	(74,000)
Proceeds from investments	2,900	10,200	6,200
(Purchase)/settlement of available-for-sale securities, net	(98,100)	—	—
Net proceeds from sales of fixed assets	—	—	4,000
Proceeds from Bard Endoscopic asset divestiture	—	—	81,300
Payments made for purchases of businesses, net of cash acquired	(170,400)	(8,300)	(64,000)
Patents and other intangibles	(21,500)	(70,800)	(40,400)

Net cash used in investing activities	$(357,500)	$(166,100)	$(86,900)

Cash flows from financing activities:
Proceeds from exercises of stock options and benefit plans	55,400	44,100	63,600
Excess tax benefit relating to employee stock plans	24,600	—	—
Purchase of common stock	(201,300)	(143,400)	(85,900)
Payments of long-term borrowings	(200)	(100)	(100)
Proceeds (repayments) from short-term borrowings, net	(150,600)	149,500	(16,500)
Dividends paid	(56,300)	(52,700)	(49,200)

Net cash used in financing activities	$(328,400)	$(2,600)	$(88,100)

Effect of exchange rate changes on cash	14,600	(17,100)	19,300
Effect of variable interest entity consolidation	—	(1,900)	1,900
Cash and cash equivalents:
Net increase (decrease) during the year	(338,000)	213,400	123,400

Balance at January 1	754,200	540,800	417,400

Balance at December 31	$416,200	$754,200	$540,800

Supplemental disclosures of cash flow information
Cash paid for interest	$16,300	$11,400	$11,900
Cash paid for income taxes	$138,400	$93,300	$43,800

Noncash transactions
Acquisition costs for purchase of business	$200	$—	$16,200
Dividends declared and not paid	$14,500	$13,700	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

Nature of Operations - C. R. Bard, Inc. (the “company” or “Bard”) is engaged in the design, manufacture, packaging, distribution and sales of medical, surgical, diagnostic and patient care devices. The company markets its products worldwide to hospitals, individual healthcare professionals, extended care facilities and alternate site facilities. Bard holds strong market positions in vascular, urology, oncology and surgical specialty products.

Consolidation - The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The accounts of most foreign subsidiaries are consolidated as of November 30. No events occurred related to these foreign subsidiaries during the month of December 2006, 2005 or 2004 that materially affected the financial position or results of operations of the company. In addition, the company evaluates its relationships with other entities to identify whether they are variable interest entities as defined by FASB Interpretation No. 46 (R) Consolidation of Variable Interest Entities (“FIN 46R”) and to assess whether it is the primary beneficiary of such entities. If the determination is made that the company is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with FIN 46R.

Related Parties - The company has a 50% ownership in Medicon, Inc. (“Medicon”), a Japanese joint venture with Kobayashi Pharmaceutical Co., Ltd. The joint venture was formed in 1972 to distribute Bard’s products in Japan. Bard accounts for the joint venture under the equity method of accounting. All transactions with Medicon are denominated in U.S. dollars. There were no leasing transactions or indebtedness between Medicon and Bard. Bard recorded sales to Medicon of $98.1 million, $92.1 million and $79.9 million for the years ended 2006, 2005 and 2004, respectively. Bard adjusts for intercompany profits on Medicon purchases until Medicon sells Bard’s products to a third party. Bard recorded Medicon equity income of $0.2 million, $3.6 million and $2.2 million for the years ended 2006, 2005 and 2004, respectively. Bard received dividends from Medicon of $1.2 million, $1.4 million and $2.8 million for the years ended 2006, 2005 and 2004, respectively. Bard’s investment in Medicon was $15.9 million and $16.9 million at December 31, 2006 and 2005, respectively. Included in accounts receivable are trade receivables due from Medicon for purchases of Bard products of $24.9 million and $24.3 million at December 31, 2006 and 2005, respectively.

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

Staff Accounting Bulletin No. 108 - In September 2006, the SEC released Staff Accounting Bulletin 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how to evaluate prior period financial statement misstatements for purposes of assessing their materiality in the current period. There are two widely recognized methods for quantifying the effects of financial statement misstatements: the “rollover” or income statement method and the “iron curtain” or balance sheet method. Historically, the company used the “rollover” method. Under this method the company quantified its financial statement misstatements based on the amount of errors originating in the current-year income statement, and as a result did not consider the effects of prior-year misstatements to be material on the company’s financial statements. SAB 108 now requires that the company

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

must consider both the rollover and iron curtain methods (“dual method”) when quantifying misstatements in the financial statements. The iron curtain method quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s origination. Upon adoption, SAB 108 permits the company to adjust for the cumulative effect of errors that were previously considered immaterial under the rollover method that are now considered material under the dual method. The SAB 108 adjustment affects the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption.

In accordance with SAB 108, the company has adjusted its opening retained earnings for fiscal 2006 for the items described below.

Excess accounts receivable reserves - The company has adjusted its opening retained earnings for fiscal 2006 to reflect the reversal of general accounts receivable reserves totaling $9.0 million. These reserves were established in 1998 and prior.

Excess inventory reserves - The company has adjusted its opening retained earnings for fiscal 2006 to reflect the reversal of general inventory reserves of $17.3 million. These reserves were established in 2001 and prior.

Excess restructuring reserves - The company has adjusted its opening retained earnings for fiscal 2006 to reflect the reversal of a restructuring reserve of $6.4 million. This reserve was established in 1997 according to EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The company believed at that time that it would be exiting a manufacturing operation. The plan was not completed and accordingly the reserve should have been reversed in 1998.

Impact of adjustments - The impact of each of the items noted above on fiscal 2006 opening retained earnings is presented below.

(dollars in millions)	Accounts Receivable Adjustment	Inventory Adjustment	Restructuring Adjustment	Total Adjustment
Cumulative effect on retained earnings as of January 1, 2006, (net of $6.2 tax)	$6.0	$14.7	$5.8	$26.5

The aggregate impact of these adjustments is summarized below.

(dollars in millions)	Balance at 12/31/2005	SAB 108 Adjustment	Balance at 1/1/2006
Accounts receivable, net	$267.7	$9.0	$276.7
Inventories	$169.6	$17.3	$186.9
Deferred income taxes	$37.2	($6.2)	$31.0
Accrued expenses	$111.2	($6.4)	$104.8

Foreign Currency - Financial statements of foreign subsidiaries are translated into U.S. dollars at current year-end rates, except that the revenues, costs and expenses are translated at average monthly rates during each monthly period. Net exchange gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany transactions of a long-term investment nature are accumulated and credited or charged directly to a separate component of shareholders’ investment. Any foreign currency gains or losses related to monetary assets are charged to other (income) expense, net. See Note 10 Other (Income) Expense, Net in these notes to consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition - Bard markets its products worldwide to hospitals, individual healthcare professionals, extended care facilities and alternate site facilities. The company sells directly to these end-users as well as to independent distributors. Distributor sales accounted for approximately 33% of the company’s net sales in 2006.

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

Advertising costs - Costs related to advertising are expensed as incurred. Advertising expense was $3.3 million, $4.6 million and $4.0 million in 2006, 2005 and 2004, respectively, and is included in marketing, selling and administrative expense in the company’s consolidated statements of income.

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

Share-Based Compensation - The company accounts for share-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“FAS 123R”), as interpreted by SEC Staff Accounting Bulletin No. 107. Under the fair value provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. In order to determine the fair value of stock options on the date of

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

grant, we utilize a binomial model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. The risk-free interest rate and dividend yield are based on factual data derived from public sources. The expected stock-price volatility and option life assumptions require significant judgment which makes them critical accounting estimates.

The company’s expected volatility is based upon weightings of the historical volatility of the company’s stock and the implied volatility from publicly traded options. The company reviews the trading volumes and option life of its publicly traded options in order to determine the appropriate weighting of implied volatility. This approach is used as a predictor of future realized and implied volatilities and is directly related to stock option valuations. For stock option grants issued during the fiscal year ended December 31 ,2006, the company used a weighted-average expected stock-price volatility of 23 percent based upon a weighting of 50 percent historical volatility and 50 percent implied volatility at the time of issuance.

With respect to the weighted-average option life assumption, the company considers the exercise behavior of past grants and models the pattern of aggregate exercises. For stock option grants issued during the fiscal year ended December 31, 2006, the company assumed a weighted-average expected option life of 5.8 years.

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

	2006	2005	2004
(dollars and shares in millions except per share amounts)
Net income	$272.1	$337.1	$302.8

Weighted average common shares outstanding	103.5	104.8	104.4
Incremental common shares issuable: stock options and awards	3.4	3.2	2.8

Weighted average common shares outstanding assuming dilution	106.9	108.0	107.2

Basic earnings per share	$2.63	$3.22	$2.90

Diluted earnings per share	$2.55	$3.12	$2.82

Common stock equivalents from stock options and stock awards of approximately 1,200 shares, 1,200,000 shares and 1,500,000 shares at December 31, 2006, 2005 and 2004, respectively, were not included in the diluted earnings per share calculation because their effect is antidilutive.

Treasury Stock - In fiscal 1998, the company began holding repurchased shares of its common stock as treasury stock. The company accounts for these treasury stock purchases as retirements reducing retained earnings by the cost of the repurchase. Reissuances of these treasury shares are accounted for as new issuances. There were approximately 13.0 million treasury shares at December 31, 2006.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts receivable - In addition to trade receivables, accounts receivable included $6.1 million and $7.5 million of nontrade receivables due within one year at December 31, 2006 and 2005, respectively.

Inventories - Inventories are stated at the lower of cost or market. Cost components include material, labor and manufacturing overhead. For most domestic divisions, cost is determined using the last-in-first-out (“LIFO”) method. Approximately 62% of the company’s inventory costs are determined using LIFO. For all other inventories cost is determined using the first-in-first-out (“FIFO”) method. Due to changing technologies and cost containment, the difference between the valuation under the LIFO method and the FIFO method is not significant. The following is a summary of inventories at December 31:

	2006	2005
(dollars in millions)
Finished goods	$139.8	$101.7
Work in process	20.0	23.5
Raw materials	64.8	44.4

Total	$224.6	$169.6

Consigned inventory was $14.7 million and $13.1 million at December 31, 2006 and 2005, respectively.

Property, Plant and Equipment - Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. Depreciation is computed over the estimated useful lives of depreciable assets using the straight-line method. Useful lives for property and equipment are as follows:

Buildings and improvements	1 to 40 years
Machinery and equipment	1 to 20 years

Depreciation expense was approximately $44.6 million in 2006, $39.0 million in 2005 and $32.7 million in 2004.

Software Capitalization - Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line method over an estimated useful life of five to seven years. Capitalized software costs are included in machinery and equipment. In accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the company capitalizes certain costs associated with internal-use software such as the payroll costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internal-use software are expensed during the design phase until the point at which the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires judgment in determining when a project has reached the development stage and the period over which the company expects to benefit from the use of that software. The company capitalized $4.5 million, $15.7 million and $24.5 million of internal-use software for the years ended December 31, 2006, 2005 and 2004, respectively. Depreciation expense for capitalized software was approximately $11.1 million, $8.0 million and $3.9 million in 2006, 2005 and 2004, respectively.

Impairment of Long-Lived Assets - The company reviews long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The company evaluates the

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Goodwill and Acquired Intangible Assets - Goodwill and intangible assets that have indefinite useful lives are not amortized but rather are tested for impairment annually or more frequently if impairment indicators arise. None of the company’s intangible assets have an indefinite life. Intangible assets with determinable lives are amortized on a straight-line basis over their useful lives. Goodwill and intangible assets have been recorded at either incurred or allocated cost. Allocated costs were based on respective fair market values of identifiable assets at the date of acquisition.

The company has generally assigned goodwill recorded in connection with an acquisition to its four reporting units, each of which is one level below the company’s single reporting segment, based on the reporting unit which sponsored the acquisition. Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair market value. See Note 10 Other (Income) Expense, Net in the notes to consolidated financial statements.

Product Warranty - The majority of the company’s products are intended for single use; therefore, the company requires limited product warranty accruals. Certain of the company’s products carry limited warranties that in general do not exceed one year from sale. The company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. The following is a summary of activity in the product warranty accrual:

	Balance Beginning of Year	Charges to Costs and Expenses	Deductions	Balance End of Year
(dollars in millions)
Year Ended December 31, 2006	$1.7	2.0	(1.6)	$2.1
Year Ended December 31, 2005	$2.1	2.0	(2.4)	$1.7
Year Ended December 31, 2004	$1.9	1.7	(1.5)	$2.1

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

Income Taxes - All income tax amounts reflect the use of the liability method. Under this method, deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Investment tax credits are deferred and utilized in accordance with regulatory authorities having jurisdiction.

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

In October 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA created a temporary incentive for the company to repatriate accumulated foreign earnings in the form of an elective 85% dividends received deduction for certain cash dividends from controlled foreign corporations. In the third quarter of 2005, the company approved a plan to repatriate $600 million of undistributed foreign earnings under the provisions of the AJCA. Accordingly, the company recorded a tax provision of approximately $32 million associated with this plan. The repatriation was completed in the fourth quarter of 2005. Consistent with FSP No. FAS 109-2, the company has not provided for income taxes on its residual international unrepatriated earnings.

Income Statement Presentation of Taxes Collected from Customers and Remitted to Government Authorities - The company follows a net basis policy with regard to sales, use, value added or any other tax assessed by a government authority, which excludes them from both net sales and expenses.

Concentration Risks - The company is potentially subject to financial instrument concentration of credit risk through its cash investments and trade accounts receivable. To mitigate these risks, the company maintains cash and cash equivalents, investments and certain other financial instruments with various major financial institutions. The company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any one institution. Concentrations of risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. However, a significant amount of trade receivables is with national healthcare systems in several countries. Although the company does not currently foresee a credit risk associated with these receivables, repayment is dependent upon the financial stability of those countries’ national economies. Sales to distributors, which supply the company’s products to many end users, accounted for approximately 33% of the company’s net sales in 2006, and the five largest distributors, including the company’s Medicon joint venture, combined, accounted for approximately 70% of such sales. The largest distributor, Owens & Minor, Inc., accounted for approximately 10% of the company’s net sales in 2006 and represented gross trade receivables of approximately $31.5 million at December 31, 2006.

Financial Instruments - The fair market value of cash and cash equivalents, receivables, accounts payable and short-term debt approximate their carrying value due to their short-term maturities. Short-term investments that have original maturities of ninety days or less are considered cash equivalents and amounted to $394.1 million and $726.2 million as of December 31, 2006 and 2005, respectively.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The company accounts for short-term investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The company determines the appropriate classification of all short-term investments as held-to-maturity, available-for-sale or trading at the time of purchase and re-evaluates such classifications as of each balance sheet date. There were no investments classified as trading at December 31, 2006 and 2005. All of the outstanding short-term investments at December 31, 2006 and 2005 mature within one year. Unrealized gains and losses, net of taxes, are reported as a component of accumulated other comprehensive income (loss) in shareholders’ investment. There were no realized gains or losses on short-term investments reported in the periods ended December 31, 2006, 2005 and 2004. The amortized cost, gross unrealized gains (losses) and fair value for short-term investments by major security type at December 31, 2006 and 2005 were as follows:

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
(dollars in millions)
Held-to-maturity:
Time deposits	$2.6	$—	$—	$2.6

Available-for-sale:
Corporate debt securities	98.1	0.3	—	98.4

Total short-term investments	$100.7	$0.3	$—	$101.0

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
(dollars in millions)
Held-to-maturity:
Time deposits	$4.0	$—	$—	$4.0

Total short-term investments	$4.0	$—	$—	$4.0

Investments in equity securities that have readily determinable fair market values are classified and accounted for as available-for-sale securities in “Other current assets.” Available-for-sale equity securities are recorded at fair market value, with the change in fair market value recorded, net of taxes, as a component of accumulated other comprehensive income. The fair market value of available-for-sale equity securities was approximately $4.5 million and $10.4 million at December 31, 2006 and 2005, respectively. In 2006, the company donated equity securities with a fair market value of approximately $1.1 million to the company’s charitable foundation.

For the years ended December 31, 2006, 2005 and 2004, other (income) expense, net included investment gains from equity securities of approximately $2.9 million, $9.7 million and $6.2 million, respectively.

See Note 5 Short-Term Borrowings and Long-Term Debt in the notes to consolidated financial statements for a discussion of the company’s long-term debt.

Derivative Instruments - Bard’s objective in managing its exposures to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with assets, liabilities and anticipated commitments denominated in foreign currencies. The company does not utilize derivative instruments for trading or speculation purposes. No derivative instruments extend beyond December 2007. The company has formally documented the relationships between hedging instruments and hedged items, as well as its risk management

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

objectives. All derivative instruments are recognized on the balance sheet at fair market value. Hedge accounting is followed for derivatives that have been designated and qualify as fair market value and cash flow hedges. For derivatives that have been designated and qualify as fair market value hedges, the changes in the fair market value of highly effective derivatives, along with changes in the fair market value of the hedged assets that are attributable to the hedged risks, are recorded in current period earnings. For derivatives that have been designated and qualify as cash flow hedges, changes in the fair market value of the effective portion of the derivatives’ gains or losses are reported in other comprehensive income. At December 31, 2006, all derivative instruments utilized were highly effective hedging instruments because they were denominated in the same currency as the hedged item and because the maturities of the derivative instruments matched the timing of the hedged items. It is the company’s policy that when a derivative instrument settles, the associated amounts in accumulated other comprehensive income are reversed to cost of goods sold or other (income) expense, net as appropriate. It is the company’s policy that in the event that (1) an anticipated hedged transaction is determined to be not likely to occur or (2) it is determined that a derivative instrument is no longer effective in offsetting changes in the hedged item, the company would reverse the associated amounts in accumulated other comprehensive income to other (income) expense, net. See Note 6 Derivative Instruments in the notes to consolidated financial statements for a discussion of the company’s derivative instruments.

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

New Accounting Pronouncements - In July 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). The intent of FIN 48 is to clarify the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109. This interpretation imposes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective as of the beginning of the first fiscal year beginning after December 15, 2006. Bard will be required to adopt this interpretation in the first quarter of 2007. The company is evaluating the requirements of FIN 48 and estimates that this adoption will increase retained earnings between $4 million and $6 million in 2007.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Acquisitions and Divestitures

The company spent approximately $191.9 million in 2006, $79.1 million in 2005 and $104.4 million in 2004 for the acquisition of businesses, patents, trademarks, purchase rights and other related items to augment its existing product lines. Unaudited pro forma financial information has not been presented because the effects of these acquisitions and divestitures were not material on either an individual or aggregate basis. Results of operations of these transactions are included in the company’s consolidated results from the respective dates of acquisition. Several of the company’s recent acquisitions and investments involve milestone payments associated with the achievement of certain targets associated with either research and development, regulatory approval or the transfer of manufacturing capabilities. A summary of contingent milestone payments associated with these acquisitions is included below.

	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
(dollars in millions)
Acquisition and investment milestones	$31.7	$16.7	$15.0	—	—

Venetec International, Inc.—On April 7, 2006, the company acquired all of the outstanding stock of Venetec International, Inc. (“Venetec”). In connection with the acquisition, the company made payments totalling approximately $166 million, net of cash acquired, including the payment of certain assumed liabilities. Venetec designs, develops, manufactures and markets the StatLock® brand of catheter securement devices. The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed (dollars in millions):

Current assets	$10.6
Property, plant and equipment	0.8
Goodwill	69.8
Patents	72.5
Other intangible assets	41.9
Purchased research and development	6.4

Total assets acquired	202.0

Current liabilities	11.4
Deferred tax liability	29.4

Total liabilities assumed	40.8

Net assets acquired	$161.2

The purchase price of $161.2 million includes $2.0 million of direct acquisition costs. The patents are being amortized over 15 years. The other intangible assets are being amortized over an average useful life of 11 years.

Onux Medical, Inc. - On June 30, 2004, the company acquired substantially all of the assets of Onux Medical, Inc., a manufacturer of a hernia repair fixation system. The company recorded approximately $47.1 million in patents which will be amortized over their useful lives of approximately 15 years. In addition, the company recorded approximately $2.7 million in tax deductible goodwill and approximately $6.0 million in purchased R&D. The company has recorded the purchased R&D charge in research and development expense in its consolidated statements of income. The value assigned to purchased R&D was determined by identifying a specific purchased R&D project that would be continued and for which (a) technological feasibility had not been established at the acquisition date, (b) there was no alternative future use and (c) the fair market value was estimable with reasonable reliability. The company considered a variety of factors, including appraisals, comparable transactions, relief from royalty analysis and other discounted cash-flow approaches in determining purchase price allocations.

Bridger Biomed, Inc. - On June 30, 2004, the company acquired all of the outstanding stock of Bridger Biomed, Inc., a supplier of components for the company’s soft tissue repair franchise. The acquisition agreement called for a cash payment of $8.1 million, the assumption of certain liabilities and two anniversary payments of $8.1 million payable on the eighteenth and thirty-sixth month anniversaries of the transaction. The company recorded the anniversary payments in accrued expenses and other long-term liabilities. The first anniversary payment was made in 2005, and the second anniversary payment is recorded in current liabilities at December 31, 2006. The company has recorded approximately $21.2 million in patents which will be amortized over their useful lives of approximately 15 years. In addition, the company recorded approximately $9.1 million in non-tax deductible goodwill and approximately $0.7 million in purchased R&D and miscellaneous assets and liabilities, primarily consisting of a deferred tax liability. The company has recorded the purchased R&D charge in research and development expense in its consolidated statements of income. The value assigned to purchased R&D was determined by identifying a specific purchased R&D project that would be continued and for which (a) technological feasibility had not been established at the acquisition date, (b) there was no alternative future use and (c) the fair market value was estimable with reasonable reliability. The company considered a variety of factors, including appraisals, comparable transactions, relief from royalty analysis and other discounted cash-flow approaches in determining purchase price allocations.

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

Tegress Withdrawal - In 2004, the company consolidated Genyx Medical Inc. (“Genyx”), a privately held medical device company, as a variable interest entity under the provisions of FIN 46R. The company subsequently acquired the agreed upon assets of Genyx and sold the product under the trade name TegressTM. The company will withdraw from the synthetic bulking market in the first quarter of 2007 and in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”) will account for this withdrawal as a discontinued operation. The withdrawal was based upon a strategic review of its TegressTM synthetic bulking product, which considered the product’s limited commercial success to date, significant future clinical costs and uncertain growth potential. During the fourth quarter of 2006 the company recorded an impairment charge and related costs of approximately $46.4 million pretax. See Note 10 Other (Income) Expense, Net in these notes to consolidated financial statements for further discussion.

Endoscopic Technologies Divestiture - The company sold certain assets of its Endoscopic Technologies Division to ConMed Corporation for $81.3 million on September 30, 2004. The net sales associated with these assets were previously reported along with other gastroenterological products in the company’s oncology disease state category. The Endoscopic Technologies Division, located in Billerica, Massachusetts, manufactured and marketed devices and accessories used primarily by gastroenterologists for endoscopic procedures. Significant assets of the Endoscopic Technologies Division were retained by the company. Net sales associated with the divested assets were approximately $46 million for the nine-month period ended September 30, 2004. The company did not separately measure the pretax profitability of the disposed assets due to the company’s shared

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

corporate infrastructure and the integration of the disposed assets with assets remaining with the company. In addition to the asset sale agreement, the company entered into a short-term lease agreement for its Billerica facility and supply, transitional manufacturing and noncompete agreements. The company recorded deferred gains of approximately $4.6 million related to certain of these agreements. As a result of the sale, the company recorded a pretax gain of $45.5 million in “other (income) expense, net” in 2004. In 2006, 2005 and 2004, the company recognized in cost of goods sold approximately $0.5 million, $2.5 million and $0.5 million respectively, of the deferred gains described above. See Note 10 Other (Income) Expense, Net in these notes to consolidated financial statements for further discussion.

3. Income Tax Expense

The provision for income taxes is based on income before income taxes reported for financial statement purposes. The components of earnings before income taxes were:

	2006	2005	2004
(dollars in millions)
United States	$195.2	$248.9	$193.1
Foreign	152.4	200.7	221.1

Income before taxes	$347.6	$449.6	$414.2

The following is the composition of income tax provision:

	2006	2005	2004
(dollars in millions)
Taxes currently payable
U.S. Federal	$65.0	$77.1	$40.7
Foreign	22.7	26.0	30.6
State	7.7	7.0	9.4

Total currently payable	95.4	110.1	80.7

Deferred tax expense (benefit)
U.S. Federal	(19.4)	(4.6)	24.8
Foreign	0.7	7.0	5.9
State	(1.2)	—	—

Total deferred tax expense (benefit)	(19.9)	2.4	30.7

Total income tax provision	$75.5	$112.5	$111.4

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

	2006	2005
(dollars in millions)
Deferred tax assets
Employee benefits	$74.1	$23.3
Inventory (intercompany profit in inventory and excess of tax over book valuation)	13.4	18.1
Receivables / rebates	11.0	12.2
Acquisition related	23.9	9.0
Accrued expenses / other	19.7	24.0

Total deferred tax assets	142.1	86.6

Deferred tax liabilities
Accelerated depreciation / amortization	45.4	41.7
Acquisition related	52.9	10.5
Investment related	0.1	3.5
Other	0.3	0.6

Total deferred tax liabilities	98.7	56.3

Deferred tax assets, net	$43.4	$30.3

The company records valuation allowances to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. The company considers future taxable income and the periods over which it must be earned in assessing the need for valuation allowances. In the event the company determines it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to expense in the period such determination was made. Although realization is not assured, the company believes it is more likely than not that all of its deferred tax assets will be realized.

The following is a reconciliation between the effective income tax rate and the United States federal statutory rate:

	2006	2005	2004
U.S. federal statutory rate	35%	35%	35%
State income taxes, net of federal benefit	1%	1%	1%
Operations taxed at less than U.S. rate	(8)%	(8)%	(10)%
Tax impact of repatriation of foreign earnings pursuant to the AJCA	—	7%	—
Resolution of prior period tax items	(7)%	(10)%	—
Other, net	1%	—	1%

Effective tax rate	22%	25%	27%

In October 2004, the AJCA was signed into law. The AJCA created a temporary incentive for the company to repatriate accumulated foreign earnings in the form of an elective 85% dividends received deduction for certain cash dividends from controlled foreign corporations. In the third quarter of 2005, the company approved a plan to repatriate $600 million of undistributed foreign earnings under the provisions of the AJCA. Accordingly, the company recorded a tax provision of approximately $32 million associated with this plan. The repatriation was completed in the fourth quarter of 2005. Consistent with FSP No. FAS 109-2, the company has not provided for income taxes on its residual international unrepatriated earnings.

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

The approximate dollar and per share effects of the Puerto Rican and Malaysian grants are as follows:

	2006	2005	2004
(dollars in millions except per share amounts)
Tax benefit	$30.2	$42.6	$41.4
Per share benefit	$0.28	$0.39	$0.39

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

The company operates in multiple taxing jurisdictions, both within the United States and outside the United States. The company faces audits from these various tax authorities regarding the amount of taxes due. Such audits can involve complex issues and may require an extended period of time to resolve. The company’s U.S. federal tax filings have been examined by the IRS for calendar years ending prior to 2000. The company believes all tax differences arising from those audits have been resolved and settled. In 2005, the company’s income tax provision was reduced by $45.6 million predominately due to the favorable conclusion of the IRS’s examination of the 1996-1999 tax years, as well as the resolution of certain other tax items. In 2006, the statute of limitations in the United States expired for the 2000 through 2002 tax years. An audit of the company’s U.S. federal tax filings for the 2003 and 2004 tax years began in the second quarter of 2006.

The company’s U.K. affiliates’ tax filings have been examined by Inland Revenue in the United Kingdom for the tax years ending prior to 2004. The company believes all tax differences arising from those audits have been resolved and settled. An audit of the company’s U.K. tax filing for the 2004 year began in the fourth quarter of 2006.

In 2006, the company’s income tax provision was reduced by approximately $23.8 million, predominantly due to the expiration of the statute of limitations in the United States for the 2000 through 2002 tax years as well as the resolution of the U.K. audit for the 1999 through 2003 tax years.

Cash payments for income taxes were $138.4 million, $93.3 million and $43.8 million in 2006, 2005 and 2004, respectively. The company has not provided for federal income taxes on the undistributed earnings of its foreign operations as it is the company’s intention to permanently reinvest undistributed earnings (approximately $740.4 million as of December 31, 2006).

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Goodwill and Intangible Assets

The company’s annual goodwill impairment test is performed during the fourth quarter of its fiscal year. The company completed its annual impairment tests with no adjustment to the carrying value of its goodwill. The impairment tests involved the use of both estimates of market value for the company’s reporting units as well as discounted cash flow assumptions. Discount rates were based on market rates. Goodwill increased by approximately $69.8 million in 2006 due to the acquisition of Venetec. See Note 2 Acquisitions and Divestitures in the notes to consolidated financial statements. As discussed in Note 10 Other (Income) Expense, Net the Tegress impairment reduced licenses by approximately $45.6 million. Balances of acquired intangible assets are provided below:

	December 31, 2006
	Gross Carrying Value	Accumulated Amortization	Translation	Net Carrying Value	Wt. Avg. Useful Life (in years)
(dollars in millions)
Patents	$241.1	$(42.1)	$—	$199.0	15
Distribution agreements	21.9	(10.6)	—	11.3	20
Licenses	15.9	(5.9)	—	10.0	10
Core technologies	23.1	(7.0)	0.6	16.7	16
Customer relationships	42.6	(9.0)	—	33.6	10
Other intangibles	12.9	(2.2)	—	10.7	13

Total other intangibles	$357.5	$(76.8)	$0.6	$281.3

	December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Translation	Net Carrying Value	Wt. Avg. Useful Life (in years)
(dollars in millions)
Patents	$170.5	$(35.0)	$—	$135.5	14
Distribution agreements	18.6	(9.3)	—	9.3	24
Licenses	69.3	(8.3)	—	61.0	13
Core technologies	23.1	(4.9)	0.1	18.3	13
Customer relationships	10.8	(5.2)	(0.1)	5.5	8
Other intangibles	10.8	(7.9)	—	2.9	8

Total other intangibles	$303.1	$(70.6)	$—	$232.5

	Beginning Balance	Additions	Translation	Ending Balance
(dollars in millions)
Goodwill, as of December 31, 2006	$358.8	$74.9	$6.9	$440.6
Goodwill, as of December 31, 2005	$365.7	$0.2	$(7.1)	$358.8

Actual and forecasted amortization expense for the years 2006 through 2011 are as follows based on the company’s intangible assets as of December 31, 2006:

	2006	2007	2008	2009	2010	2011
(dollars in millions)
Annual amortization expense	$30.3	$27.5	$27.1	$26.7	$24.4	$22.5

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Short-Term Borrowings and Long-Term Debt

The components of Short-Term Borrowings and Long-Term Debt consisted of:

	2006	2005
(dollars in millions)
Short-Term Borrowings
Loans payable	$—	$150.0
Current portion of long-term debt	—	0.6
6.70% notes due 2026	—	150.0

Total	$—	$300.6

Long-Term Debt
6.70% notes due 2026	$149.8	$—
Other	0.8	0.8

Total	$150.6	$0.8

Total Debt	$150.6	$301.4

There were no outstanding short-term borrowings at December 31, 2006. At December 31, 2005, short-term borrowings included $150.0 million of loans payable under a bank facility outside the United States. In 2006, the average outstanding balance of loans payable was approximately $82.0 million with an effective interest rate of 5.33%. The average outstanding balance of loans payable in 2005 was $5.8 million with an effective interest rate of 4.51%.

The company has in place a domestic syndicated bank credit facility totaling $400 million that supports the commercial paper program and can be used for other general corporate purposes. The credit facility expires in May 2009 and includes pricing based on the company’s long-term credit rating. There were no outstanding commercial paper borrowings at December 31, 2006 and 2005. In addition, on October 21, 2005, a wholly owned foreign subsidiary of the company entered into a $250 million syndicated bank credit facility to be used for general corporate needs including in support of its decision in 2005 to repatriate undistributed foreign earnings under the AJCA. Loans under the facility bear interest at the company’s option at a fixed spread to LIBOR or the higher of prime rate and 0.50% over the federal funds rate. The facility expires in October 2008. At December 31, 2006, there were no outstanding borrowings under these facilities.

At December 31, 2006, the company had outstanding $149.8 million of unsecured notes that mature in 2026 and pay a semi-annual coupon of 6.70%. Note holders had a one-time option to redeem the notes at par value on December 1, 2006, and accordingly, the company had classified the notes as current during the 12-month period ending December 1, 2006. In the fourth quarter of 2006, approximately $0.2 million of the notes were redeemed and the remaining balance of $149.8 million has been reclassified as long-term debt. The coupon interest closely approximates the effective annual cost of the notes. The market value of the notes approximates $160.4 million at December 31, 2006.

Cash payments for interest equal $16.3 million, $11.4 million and $11.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006, the aggregate maturities of long-term debt were as follows: 2007 - $0.0 million; 2008 - $0.8 million; 2009 - $0.0 million; 2010 - $0.0 million; 2011 - $0.0 million; 2012 and thereafter - $149.8 million.

Certain of the company’s debt agreements contain customary representations, warranties and default provisions as well as restrictions that, among other things, require the maintenance of minimum net worth and operating cash flow levels and limit the amount of debt that the company may have outstanding. As of December 31, 2006, the company was in compliance with all such financial covenants.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Derivative Instruments

The company enters into readily marketable traded forward contracts and options with financial institutions to help reduce the exposure to fluctuations between certain currencies. These contracts limit volatility because gains and losses associated with exchange rate movements are generally offset by movements in the underlying hedged item.

The table below shows the notional amounts and fair market value of the company’s currency-related forward contracts and purchased options as of December 31, 2006 and 2005, respectively.

	December 31, 2006		December 31, 2005
	Notional Value	Fair Value	Notional Value	Fair Value
(dollars in millions)
Forward currency agreements	$30.7	$1.1	$23.5	$0.5
Option contracts	$64.0	$0.5	$39.6	$2.1

A roll forward of the notional value of the company’s currency-related forward contracts and options for the twelve months ended December 31, 2006 is as follows:

	Forward currency agreements	Option contracts
(dollars in millions)
December 31, 2005 notional amount	$23.5	$39.6
New agreements	71.2	82.2
Expired/cancelled agreements	(64.0)	(57.8)

December 31, 2006 notional amount	$30.7	$64.0

The fair market value of financial instruments was estimated by discounting expected cash flows using quoted foreign exchange rates as of December 31, 2006 and December 31, 2005. Judgment was employed in developing estimates of fair market value; accordingly, the estimates presented herein are not necessarily indicative of the amounts that the company could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have an effect on the estimated fair market value amounts. At December 31, 2006, the net fair market value of option contracts and the incremental mark-to-market of forward currency agreements are recorded in either other current assets or accrued expenses in the consolidated balance sheet. During 2006, the company reclassified a loss of approximately $1.5 million from accumulated other comprehensive income to other (income) expense, net or cost of goods sold in the consolidated statement of income as hedged intercompany balances were settled and as anticipated currency needs arose. This reclassification was net of approximately $0.7 million of associated tax effects. At December 31, 2006 the company had losses of approximately $0.4 million in accumulated other comprehensive loss in the consolidated balance sheet that are expected to be reclassified into earnings in 2007.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In the fourth quarter of 2006, the company settled the legal action entitled Rochester Medical Corporation, Inc. v. C. R. Bard, Inc., et al. (Civil Action No. 304 CV 060, United States District Court, Eastern District of Texas). Under the terms of the agreement, the suit against the company was dismissed with prejudice and the company paid $49 million to Rochester Medical Corporation, Inc. In connection with the settlement, the company recorded a pretax charge of $49 million in the fourth quarter of 2006.

On November 27, 2006, the company’s Urological Division received a subpoena issued by the Department of Health and Human Services, Office of Inspector General, under the authority of the federal healthcare fraud and false claims statutes. The subpoena seeks documents related to the division’s brachytherapy business. The company is cooperating with the government’s request and is in the process of responding to the subpoena. The inquiry is in a preliminary stage and, therefore, the likelihood of an adverse outcome cannot be assessed at this time. The company cannot give any assurances that this matter will not have a material adverse impact on the company’s results of operations in a future period.

On February 14, 2007, a purported class action, Sonia Montel and Carol Nunes-McNamara vs. Davol Inc. and C. R. Bard, Inc., was filed in the United States District Court for the District of Rhode Island on behalf of two named plaintiffs and all U.S. patients who have had a recalled Composix® Kugel® Mesh Patch implanted.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plaintiffs allege that Davol Inc. and Bard engaged in deceptive trade practices and request the creation of a medical monitoring class and assessment of compensatory and punitive damages. The litigation is at an early stage and, therefore, the likelihood of an adverse outcome cannot be assessed at this time. While the company intends to vigorously defend the suit, the company cannot give any assurances that this matter will not have a material adverse impact on the company’s results of operations in a future period.

On February 21, 2007, Southeast Missouri Hospital filed a purported class action complaint on behalf of itself and all others similarly situated against the company and another manufacturer under the caption Southeast Missouri Hospital v. C. R. Bard, Inc., et al. (Civil Action No. 1:07-cv-00031, United States District Court, Eastern District of Missouri, Southeastern District). The plaintiff alleges that the company and the other defendant conspired to exclude competitors from the market and to maintain the company’s market share by engaging in conduct in violation of state and federal antitrust laws. The plaintiff seeks injunctive relief and money damages. Antitrust damages are subject to trebling. The company intends to defend this matter vigorously. At this time, it is not possible to assess the likelihood of an adverse outcome or determine an estimate, or a range of estimates, of potential damages. The company cannot give any assurances that this matter will not have a material adverse impact on the company’s results of operations in a future period or the company’s financial position or liquidity.

Medicon, Inc. - The Osaka Regional Taxation Bureau is finalizing an audit of the fiscal 2001 - 2005 tax years of Medicon, Inc., the company’s joint venture operating in Japan. In connection with the pending settlement of the audit, the company recorded a pretax charge of $1.2 million in the fourth quarter of 2006.

The company is committed under noncancelable operating leases involving certain facilities and equipment. The minimum annual rentals under the terms of these leases are as follows: 2007 - $15.6 million; 2008 - $13.9 million; 2009 - $9.7 million; 2010 - $7.7 million; 2011 - $6.1 million and thereafter - $39.6 million. Total rental expense for operating leases and month-to-month leases approximated $19.7 million in 2006, $20.2 million in 2005 and $20.2 million in 2004.

8. Stock Ownership Plans

The company may grant a variety of share-based payments under the 2003 Long Term Incentive Plan of C. R. Bard, Inc. (the “2003 Plan”) and the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc. (the “Directors’ Plan”) to certain directors, officers and employees. The total number of remaining shares at December 31, 2006 that may be issued under the 2003 Plan was 3,857,223 and under the Directors’ Plan was 121,966. Awards under the 2003 Plan may be in the form of stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, unrestricted stock and other stock-based awards. Awards under the Directors’ Plan may be in the form of stock awards, stock options or stock appreciation rights. The company has two employee share purchase programs.

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

Amounts recognized in the financial statements for equity-based compensation are as follows:

	For the Years Ended December 31,
	2006	2005	2004
(dollars in millions)
Total cost of share-based payment plans	$47.9	$9.3	$8.0
Amounts capitalized in inventory and fixed assets	0.9	—	—

Amounts charged against income before income tax benefit	$47.0	$9.3	$8.0

Amounts recognized in income for amounts previously capitalized in inventory and fixed assets	$—	$—	$—
Amount of related income tax benefit recognized in income	$16.5	$3.3	$2.8

The following information illustrates the effect on net income and earnings per share if the company had applied the fair market value recognition provisions of FAS 123R for the years ended December 31, 2005 and 2004:

	For the Year Ended December 31,
	2005	2004
(dollars in millions except per share amounts)
Net income as reported	$337.1	$302.8
Pro forma after-tax impact of options at fair value	21.7	18.3
Pro forma after-tax impact of Employee Stock Purchase Plan discount	1.3	3.8

Pro forma net income adjusted	$314.1	$280.7

Basic earnings per share as reported	$3.22	$2.90

Diluted earnings per share as reported	$3.12	$2.82

Pro forma basic earnings per share	$3.00	$2.69

Pro forma diluted earnings per share	$2.91	$2.63

Stock Options - The company grants stock options to directors and certain officers and employees with exercise prices no less than the fair market value of the company’s common stock on the date of grant. These stock option awards generally have requisite service periods between four and five years and ten-year contractual terms. No expense recognition period extends beyond an individual employee’s retirement-eligibility date.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain stock option awards provide for accelerated vesting after a minimum of one year if certain performance conditions are met. The following table summarizes information regarding total stock option activity and amounts for the years ended December 31, 2006, 2005 and 2004:

The following tables summarize information regarding total stock option activity and amounts.

	2006		Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)	2005		2004
Options	Number of Shares	Wt. Avg. Ex. Price			Number of Shares	Wt. Avg. Ex. Price	Number of Shares	Wt. Avg. Ex. Price
Outstanding - January 1,	8,832,396	$38.67			9,118,040	$32.99	9,970,306	$27.30
Granted	1,277,382	$73.85			1,283,440	$66.77	1,586,120	$54.54
Exercised	(1,821,798)	$29.92		$85.8	(1,460,539)	$27.36	(2,342,258)	$23.25
Canceled	(82,374)	$61.79			(108,545)	$46.57	(96,128)	$35.52

Outstanding - December 31,	8,205,606	$45.85	6.9	$306.7	8,832,396	$38.67	9,118,040	$32.99

Exercisable	5,933,116	$38.39	6.2	$266.1	6,049,662	$31.63	4,619,138	$26.71

Range of Exercise Prices	Outstanding at 12/31/06	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Exercisable at 12/31/06	Weighted Average Exercise Price
$10.00 to 19.99	47,044	0.5	$18.57	47,044	$18.57
$20.00 to 29.99	1,744,646	4.3	$24.32	1,739,146	$24.30
$30.00 to 39.99	2,701,222	6.4	$33.85	2,407,172	$34.16
$40.00 to 49.99	49,500	7.1	$45.12	4,000	$43.70
$50.00 to 59.99	1,206,154	7.5	$54.98	1,160,954	$54.98
$60.00 to 69.99	1,210,888	8.5	$66.71	574,650	$66.77
$70.00 to 79.99	1,244,952	9.4	$73.99	150	$73.99
$80.00 to 89.99	1,200	9.8	$83.52	—

$10.00 to 89.99	8,205,606	6.9	$45.85	5,933,116	$38.39

The majority of options granted in 2005 and all options granted in 2006 utilized a binomial-lattice option valuation model to calculate fair value. Prior year option grants were valued using the Black Scholes option pricing model. The binomial-lattice model considers characteristics of fair value option pricing that are not available under the Black-Scholes model. Similar to the Black-Scholes model, the binomial-lattice model takes into account variables such as volatility, dividend yield rate and risk-free interest rate. However, in addition, the binomial-lattice model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life and the probability of termination or retirement of the optionholder in computing the value of the option. For these reasons, the company believes that the binomial-lattice model is more representative of fair value.

The following table outlines the assumptions used to estimate the fair market value of the company’s stock option grants for the years ended December 31, 2006 and 2005:

	For the Years Ended December 31,
	2006	2005
Dividend yield	0.8%	0.7%
Risk-free interest rate	5.07%	2.95% - 4.00%
Expected option life in years	5.8	6.3
Expected volatility	23%	25%

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average per share fair market value of stock options granted for the years ended December 31, 2006 and 2005 was $22.60 and $19.16, respectively. Total compensation expense related to stock options was $32.8 million for the year ended December 31, 2006. As of December 31, 2006, there was approximately $23.0 million of total unrecognized compensation costs related to nonvested stock options. These costs are expected to be recognized over a weighted-average period of approximately one year. During the year ended December 31, 2006, 1,719,769 options vested with a weighted-average fair value of $16.14.

Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2006 and 2005 was $48.6 million and $39.9 million, respectively. The actual tax benefit realized for the tax deductions from option exercise of share-based payment arrangements totaled $29.6 million and $27.5 million for the years ended December 31, 2006 and 2005, respectively.

The company repurchases shares, from time to time, on the open market to satisfy share-based compensation obligations. The company has sufficient treasury shares to satisfy expected share-based compensation requirements for the next annual period.

Restricted Stock, Restricted Stock Units and Other Stock-Based Awards—The company may grant restricted stock, restricted stock units or stock awards to certain employees and directors.

Nonvested Restricted Stock Awards—Restricted stock is issued to the participants on the date of grant, entitling the participants to dividends and the right to vote their respective shares. Restrictions limit the sale or transfer of shares until vested. Certain restricted stock awards have performance features. The fair market value of these restricted shares on the date of grant is amortized to expense ratably over the requisite service period. Currently, outstanding restricted stock grants have requisite service periods of between five and seven years. No expense recognition period extends beyond an individual employee’s retirement-eligibility date. The company recorded compensation expense related to restricted stock of $6.2 million and $3.3 million for the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006, there was approximately $20.0 million of total unrecognized compensation costs related to nonvested restricted stock awards. These costs are expected to be recognized over a weighted-average period of approximately four years. The following table details the activity in the nonvested restricted stock awards for the year ended December 31, 2006:

	For the Year Ended December 31, 2006
	Number of Shares	Wt. Avg. Grant Date Fair Value
Outstanding - Beginning of period	442,796	$50.97
Granted	150,320	$77.66
Vested	(80,801)	$22.81
Forfeited	(4,115)	$66.82

Outstanding - End of period	508,200	$63.21

Nonvested Restricted Stock Unit Awards—The company may grant restricted stock units to certain executive officers and employees. Subsequent to meeting applicable performance criteria, restricted stock units have requisite service periods of between five and seven years. The expense recognition period for certain individuals will be reduced to match their retirement-eligibility date. No voting or dividend rights are associated with these grants until the underlying shares are issued upon vesting. Dividend equivalents are paid on certain restricted stock units until the underlying shares are issued. Total compensation expense related to these awards

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

was $1.7 million and $2.2 million for the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006, there was approximately $12.8 million of total unrecognized compensation costs related to nonvested restricted stock unit awards. These costs are expected to be recognized over a weighted-average period of approximately five years. The following table details the activity in the nonvested restricted stock unit awards for the year ended December 31, 2006:

	For the Year Ended December 31, 2006
	Number of Units	Wt. Avg. Grant Date Fair Value
Outstanding - Beginning of period	386,202	$45.08
Granted	165,556	$66.53
Vested	(1,106)	$53.89
Forfeited	(87,344)	$51.16

Outstanding - End of period	463,308	$51.58

Nonvested Stock Awards—The company may grant stock awards to directors. Shares have been granted at no cost to the recipients and are generally distributed to a director in his or her year of election and vest on a pro rata basis in each year of his or her term, although such awards may be granted with other terms. The fair market value of these awards is charged to compensation expense over the directors’ terms. Restrictions limit the sale or transfer of stock awards until the awarded stock vests and until an additional two-year period lapses. Dividends are paid on these shares and recipients have the right to vote their respective shares when the shares are distributed. Total compensation expense related to these awards was $0.6 million and $0.2 million for the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006, there was approximately $0.2 million of total unrecognized compensation costs related to nonvested stock awards. These costs are expected to be recognized over a weighted-average period of approximately two years. The following table details the activity in the nonvested stock awards for the year ended December 31, 2006:

	For the Year Ended December 31, 2006
	Number of Shares	Wt. Avg. Grant Date Fair Value
Outstanding - Beginning of period	2,800	$66.38
Granted	6,800	75.52
Vested	(3,200)	69.58
Forfeited	—

Outstanding - End of period	6,400	$74.49

Stock Purchase Program and Plans

Management Stock Purchase Program—The company maintains a management stock purchase program under the 2003 Plan (together with a predecessor stock purchase plan, the “MSPP”). Under the MSPP, employees at a specified level may purchase, with their eligible annual bonus, common stock units at a 30% discount from the lower of the price of the common stock on July 1 of the previous year or on the date of purchase, which occurs on the date bonuses are paid. Employees make an election on or before June 30 of the previous year as to the percentage of their eligible annual bonus that will be used to purchase common stock units under the MSPP. The company’s predecessor plan provided for the purchase of shares of the company’s common stock. Employees are required to utilize at least 25% of their eligible annual bonuses to purchase common stock units under the MSPP to the extent they have not satisfied certain stock ownership guidelines. MSPP shares or units are restricted from sale or transfer for four years from the purchase date. Only shares or units corresponding to

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the 30% discount are forfeited if the employee’s employment terminates. For these shares, the difference between the market price and the purchase price at the purchase date is amortized over a four-year requisite service period. The expense recognition period for certain individuals will be reduced to match their retirement-eligibility date. Dividends or dividend-equivalents are paid on MSPP shares or units, and the participant has the right to vote all MSPP shares. The following table details the activity in the MSPP for the year ended December 31, 2006:

	For the Year Ended December 31, 2006
	Number of Shares	Wt. Avg. Grant Date Fair Value
Outstanding - Beginning of period	257,967	$47.53
Purchased	65,300	$60.81
Vested	(4,106)	$40.99
Forfeited	(7,909)	$56.87

Outstanding - End of period	311,252	$50.16

Prior to the adoption of FAS 123R, the company had a policy of recording compensation expense related to MSPP discounts over the four-year requisite service period. As a result of adopting FAS 123R, based on the company’s practice of fully vesting these discounts on retirement for certain officers and executives, the company has begun to expense immediately these discounts upon purchase for certain officers and executives. In total, the company recognized approximately $4.1 million and $3.6 million of compensation expense related to this program for the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006, there was approximately $6.3 million of total unrecognized compensation costs related to nonvested MSPP shares and units. These costs are expected to be recognized over a weighted-average period of approximately two years.

Employee Stock Purchase Plan—Under the company’s 1998 Employee Stock Purchase Plan of C. R. Bard, Inc. (“ESPP”), domestic employees and certain foreign employees can purchase Bard stock at a 15% discount to the lesser of the market price on the beginning or ending date of the six-month periods ending June 30 and December 31 of each year. Employees may elect to make after-tax payroll deductions of 1% to 10% of compensation as defined by the plan up to a maximum of $25,000 per year. The ESPP is intended to meet the requirements of Section 423 of the Internal Revenue Code of 1986, as amended. At December 31, 2006, 279,168 shares remained available for purchase under the ESPP. Prior to the adoption of FAS 123R, the company recorded no compensation expense for the ESPP. Employee payroll deductions are for six-month periods beginning each January 1 and July 1. Shares of the company’s common stock are purchased on June 30 or December 31 or the following business day, unless either the purchase of such shares was delayed at the election of the participant or the participant’s employment was terminated. Purchased shares are restricted for sale or transfer for a six-month period. All participant funds received prior to the ESPP purchase dates are held as company liabilities without interest or other increment. No dividends are paid on employee contributions until shares are purchased.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2006, cash received under the ESPP was $6.8 million. For the year ended December 31, 2006, employees purchased 106,805 shares. The company recorded compensation expense related to the ESPP of $1.6 million for the year ended December 31, 2006.

9. Pension and Other Postretirement Benefit Plans

Defined Benefit Pension Plans

The company has both tax-qualified and nonqualified, noncontributory defined benefit pension plans that together cover substantially all domestic and certain foreign employees. These plans provide benefits based upon a participant’s compensation and years of service. The nonqualified plans are made up of the following arrangements: a nonqualified supplemental deferred compensation arrangement and a nonqualified excess pension deferred compensation arrangement (“nonqualified plans”). The nonqualified supplemental deferred compensation arrangement provides supplemental income to key executives of the company. The benefit is determined by the accumulation of an account balance that results from a percentage of pay credit and interest. No deferrals of pay are required from participants. The balance is paid to a participant after retirement over a 15-year period. The nonqualified excess pension deferred compensation arrangement provides benefits to key employees that cannot be provided by the qualified plan due to IRS limitations. The company uses a September 30 measurement date for all of its defined benefit pension plans.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”). FAS 158 requires, among other things, the recognition of the funded status of each defined pension benefit plan. Each over funded plan is recognized as an asset and each under funded plan is recognized as a liability. The initial impact of the standard due to unrecognized prior service costs and net actuarial gains or losses as well as subsequent changes in the funded status is recognized as a component of accumulated other comprehensive income (loss) in shareholders’ investment. Additional minimum pension liabilities (“AML”) and related intangible assets are also derecognized upon adoption of the new standard. FAS 158 requires initial application for fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The following table summarizes the effect on the consolidated balance sheet of required changes in the AML as of December 31, 2006 prior to the adoption of FAS 158 as well as the impact of the initial adoption of FAS 158 for the company’s defined benefit pension plans.

	12/31/2006 Balances before AML and FAS 158 Adjustments	AML Adjustments	FAS 158 Adjustments	12/31/2006 Consolidated Balance Sheet
(dollars in millions)
Other intangible assets	$82.6	(0.3)	—	$82.3
Deferred tax assets	3.0	13.6	15.9	32.5
Other assets	99.3	(37.3)	(15.8)	46.2

Subtotal assets		(24.0)	0.1

Accrued compensation and benefits	91.2	—	(2.6)	93.8
Other long-term liabilities	86.2	2.0	(26.6)	110.8

Subtotal liabilities		2.0	(29.2)

Accumulated other comprehensive (income) loss	$(36.8)	22.0	29.1	$14.3

Subtotal shareholders’ investment		22.0	29.1

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accumulated benefit obligations (“ABO”) for all defined benefit pension plans are as follows:

2006			2005
Tax Qualified Plans	Nonqualified Plans	Total	Tax Qualified Plans	Nonqualified Plans	Total
$210.2	36.7	$246.9	$192.5	33.5	$226.0

The change in projected benefit obligation (“PBO”) during the measurement period is as follows:

	2006			2005
	Tax Qualified Plans	Nonqualified Plans	Total	Tax Qualified Plans	Nonqualified Plans	Total
(dollars in millions)
PBO, previous year	$224.5	36.5	$261.0	$194.0	33.1	$227.1
Service cost	15.0	2.2	17.2	12.5	1.9	14.4
Interest cost	12.0	1.9	13.9	10.7	1.8	12.5
Actuarial (gain) loss	(3.2)	1.8	(1.4)	21.8	1.9	23.7
Benefits paid	(13.2)	(2.1)	(15.3)	(12.5)	(2.1)	(14.6)
Currency / other	9.4	—	9.4	(2.0)	(0.1)	(2.1)

PBO, September 30	$244.5	40.3	$284.8	$224.5	36.5	$261.0

The change in plan assets during the measurement period is as follows:

	2006			2005
	Tax Qualified Plans	Nonqualified Plans	Total	Tax Qualified Plans	Nonqualified Plans	Total
(dollars in millions)
Fair value, previous year	$196.9	—	$196.9	$172.8	—	$172.8
Actual return on plan assets	15.8	—	15.8	20.2	—	20.2
Company contributions	2.3	2.1	4.4	17.5	2.1	19.6
Benefits paid	(13.2)	(2.1)	(15.3)	(12.5)	(2.1)	(14.6)
Currency / other	7.0	—	7.0	(1.1)	—	(1.1)

Fair value, September 30	$208.8	—	$208.8	$196.9	—	$196.9

	2006			2005
	Tax Qualified Plans	Nonqualified Plans	Total	Tax Qualified Plans	Nonqualified Plans	Total
(dollars in millions)
Funded status of plan	$(35.7)	(40.2)	$(75.9)	$(27.6)	(36.5)	$(64.1)
Contribution after measurement date	12.3	0.5	12.8	—	0.5	0.5

Funded status of the plan at end of year	(23.4)	(39.7)	(63.1)	(27.6)	(36.0)	(63.6)

Unrecognized net loss				81.3	5.7	87.0
Unrecognized prior service cost				0.2	0.3	0.5
Unrecognized net transition (asset)/obligation				(0.1)	—	(0.1)

Net amount recognized	$(23.4)	(39.7)	$(63.1)	$53.8	(30.0)	$23.8

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recognized in accumulated other comprehensive income consist of:
	2006
	Tax Qualified Plans	Nonqualified Plans	Total
(dollars in millions)
Net loss	$75.7	7.2	$82.9
Prior service cost	0.1	0.3	0.4
Net transition obligation	—	—	—

Before tax amount	$75.8	7.5	$83.3

After tax amount	$48.2	4.6	$52.8

Amounts recognized in the Consolidated Balance Sheets consist of:

	2006			2005
	Tax Qualified Plans	Nonqualified Plans	Total	Tax Qualified Plans	Nonqualified Plans	Total
(dollars in millions)
Other assets/prepaid pension asset				$53.8	—	$53.8
Other long-term liabilities	$(23.4)	(37.1)	$(60.5)	—	(33.5)	(33.5)
Accrued compensation and benefits	—	(2.6)	(2.6)	—	—	—
Intangible asset				—	0.3	0.3
Accumulated other comprehensive income				—	2.7	2.7
Contribution after measurement date				—	0.5	0.5

Net amount recognized	$(23.4)	(39.7)	$(63.1)	$53.8	(30.0)	$23.8

The weighted average assumptions used to determine the company’s benefit obligations are as follows:

	2006			2005
	Tax Qualified Plans	Nonqualified Plans	Total	Tax Qualified Plans	Nonqualified Plans	Total
Discount rate	5.57%	5.75%	5.60%	5.40%	5.50%	5.41%
Rate of compensation increase	4.18%	4.75%	4.26%	4.18%	4.25%	4.19%

The amounts in accumulated other comprehensive expense (income) that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows:

	Tax Qualified Plans	Nonqualified Plans	Total
(dollars in millions)
Net actuarial loss	$5.1	0.3	$5.4
Prior service cost	0.1	—	0.1
Net transition obligation	—	—	—

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components and weighted average assumptions of net periodic benefit expense are as follows:

	2006			2005			2004
	Tax Qualified Plans	Nonqualified Plans	Total	Tax Qualified Plans	Nonqualified Plans	Total	Tax Qualified Plans	Nonqualified Plans	Total
(dollars in millions)
Service cost net of employee contributions	$14.5	2.2	16.7	12.0	1.9	13.9	10.9	1.5	$12.4
Interest cost	12.0	1.9	13.9	10.7	1.9	12.6	10.2	1.8	12.0
Expected return on plan assets	(15.9)	—	(15.9)	(14.8)	—	(14.8)	(14.1)	—	(14.1)
Amortization of Unrecognized:
Net (gain) / loss	5.8	0.2	6.0	3.8	0.1	3.9	3.1	—	3.1
Prior service cost	0.1	—	0.1	0.2	—	0.2	0.4	—	0.4
Amortization/Settlement/Curtailment	—	—	—	—	—	—	(0.2)	—	(0.2)

Net periodic pension cost	$16.5	4.3	20.8	11.9	3.9	15.8	10.3	3.3	$13.6

Discount rate	5.40%	5.50%	5.41%	5.71%	5.75%	5.72%	5.93%	6.00%	5.94%
Compensation increase	4.18%	4.25%	4.19%	4.38%	4.50%	4.40%	4.36%	4.50%	4.38%
Expected return on plan assets	8.29%	—	8.29%	8.38%	—	8.38%	8.40%	—	8.40%

Assumptions on discount rate - The company’s discount rates are determined by considering current yield curves representing high quality, long-term fixed income instruments. The resulting discount rates are consistent with the duration of plan liabilities.

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

Plan Assets and Investment Targets - Plan assets for the tax-qualified plans consist of a diversified portfolio of equity securities, fixed income securities and cash equivalents. Plan assets did not include any company securities at September 30, 2006 and 2005, respectively. The breakdown of tax-qualified plan assets was as follows:

	9/30/06	9/30/05
(dollars in millions)
U.S. tax-qualified plan	$163.6	$163.8
Non-U.S. plans	45.2	33.1

Total	$208.8	$196.9

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average actual and target asset allocations for the tax-qualified plans are as follows:

	Actual Allocation		Target Allocation
	9/30/06	9/30/05	9/30/06	9/30/05
Asset Categories
Equity securities	58.8%	66.2%	61.4%	61.6%
Fixed income securities	39.2%	33.5%	33.6%	34.2%
Cash and other	2.0%	0.3%	5.0%	4.2%

Total	100.0%	100.0%	100.0%	100.0%

There were contributions made to plans on September 30, 2005 that were not fully invested as of the close of business on this date, and those amounts are included in the asset values but excluded from the percentages shown above. In early October of 2005, the company reallocated the contributions consistent with plan investment target levels. Due to short-term returns, the investment mix may temporarily fall outside of the targets pending rebalancing to the long-term targets. Cash investment balances are targeted at five percent and are used to satisfy benefit disbursement requirements and will vary throughout the year.

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

Funding Policy and Expected Contributions - The company’s objective in funding its domestic tax-qualified plan is to accumulate funds sufficient to provide for all benefits and to satisfy the minimum contribution requirements of ERISA. Outside the United States, the company’s objective is to fund the international retirement costs over time within the limits of minimum requirements and allowable tax deductions. The company’s annual funding decisions also considers the relationship between each tax-qualified plan’s asset returns compared to the plan’s corresponding expense and consider the relationship between each tax-qualified plan’s benefit obligation and its corresponding funded status. In 2006, the company made voluntary contributions of $12.0 million to the company’s U.S. tax-qualified plan and $2.6 million to the company’s non-U.S. tax-qualified plans. In 2005, the company made voluntary contributions of $16.0 million to the company’s U.S. tax-qualified plan and $1.5 million to the company’s non-U.S. tax-qualified plans. The company will consider the factors identified above in determining its 2007 pension funding. The nonqualified plans include supplemental plans which are generally not funded.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following chart summarizes the benefits expected to be paid in each of the next five measurement years and in aggregate for the following five years. The expected benefit payments are estimated based on the same assumptions used to measure the company’s benefit obligation at September 30, 2006 and reflect the impact of expected future employee service.

Measurement Year	Tax Qualified Plans	Nonqualified Plans	Total
(dollars in millions)
2007	$ 13.9	$ 2.6	$ 16.5
2008	12.5	2.6	15.1
2009	13.7	2.5	16.2
2010	15.3	3.0	18.3
2011	15.6	3.5	19.1
2012-2016	106.3	20.1	126.4

Defined Contribution Retirement Plans

All domestic employees of the company not covered by a collective bargaining agreement who have been scheduled for 1,000 hours of service are eligible to participate in the company’s defined contribution plan. The amounts charged to income for this plan amounted to $7.2 million, $5.4 million and $5.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. Outside the United States, the company maintains defined contribution plans and small pension arrangements that are typically funded with insurance products. These arrangements had a total 2006 expense of $1.1 million. In addition, the company maintains a long-term deferred compensation arrangement for directors which allows deferral of the annual retainer and meeting fees at the director’s election. In addition, the company annually accrues for long-term compensation which is paid out upon the director’s retirement from the board. This arrangement had a total 2006 expense of $1.1 million.

Other Postretirement Benefit Plans

The company does not provide subsidized postretirement healthcare benefits and life insurance coverage except for a limited number of former employees. The measurement date used to determine other postretirement benefit measures for the postretirement benefit plan is December 31. As this plan is unfunded, contributions are made as benefits are incurred.

The following table summarizes the effect of the adoption of FAS 158 on the company’s other postretirement benefit plans.

(dollars in millions)	12/31/2006 Balances before FAS 158 Adjustments	FAS 158 Adjustments	12/31/2006 Consolidated Balance Sheet
Deferred tax assets	$30.8	$1.7	$32.5

Subtotal assets		1.7

Accrued compensation and benefits	92.7	(1.1)	93.8
Other long-term liabilities	107.6	(3.2)	110.8

Subtotal liabilities		(4.3)

Accumulated other comprehensive loss	$11.7	(2.6)	$14.3

Subtotal shareholders’ investment		2.6

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The change in the accumulated postretirement benefit obligation (“APBO”) as of December 31 is as follows:

	2006	2005
(dollars in millions)
APBO, previous year	$11.5	$11.3
Service cost	—	—
Interest cost	0.6	0.6
Participant’s contributions	0.1	0.1
Actuarial (gain) loss	0.3	1.0
Benefits paid	(1.3)	(1.5)

APBO, December 31	$11.2	$11.5

The change in plan assets during the measurement period is as follows:

	2006	2005
(dollars in millions)
Fair value, previous year	—	—
Actual return	—	—
Company contribution	$1.2	$1.4
Employee contributions	0.1	0.1
Benefits paid	(1.3)	(1.5)

Fair value, December 31	—	—

	2006	2005
(dollars in millions)
Funded status of the plan	$(11.2)	$(11.5)

Unrecognized net loss		4.2
Unrecognized prior service cost		—
Unrecognized net transition asset		—

Net amount recognized	$(11.2)	$(7.3)

Amount recognized in accumulated other comprehensive income:

2006
(dollars in millions)
Net loss	$4.3
Prior service cost	—
Net transition asset	—

Before tax amount	$4.3

After tax amount	$2.6

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recognized in the Consolidated Balance Sheets consist of:

	2006	2005
(dollars in millions)
Accrued compensation and benefits	$(1.1)	—
Other long-term liabilities	(10.1)	(7.3)

Net amount recognized	$(11.2)	$(7.3)

The weighted average assumptions used to determine the company’s benefit obligation are as follows:

	2006	2005
Discount rate	5.75%	5.50%
Initial health care cost trend line	7.80%	8.00%
Ultimate health care cost trend rate	5.00%	5.00%
Year ultimate health care cost trend rate reached	2017	2009

Net actuarial loss of $0.2 million is expected to be recognized as a component of net periodic benefit cost during the next fiscal year.

The components of net periodic benefit cost are as follows:

	2006	2005
(dollars in millions)
Service cost	—	—
Interest cost	$0.6	$0.6
Expected return on plan assets	—	—
Amortization recognized:
Net loss	0.2	0.2
Prior service cost	—	—
Net transition obligation	—	—
Settlement/curtailment	—	—

Net periodic benefit cost	$0.8	$0.8

The weighted average assumptions used to determine the company’s net periodic benefit cost are as follows:

	2006	2005
Discount rate	5.50%	5.75%
Initial healthcare cost trend line	8.00%	9.00%
Ultimate healthcare cost trend rate	5.00%	5.00%
Year ultimate healthcare cost trend rate reached	2009	2009

Assumed healthcare cost trend rates can have a significant effect on the amounts reported for healthcare plans. Due to limits placed on costs for more recent retirees, however, the impact of these trends on the plan’s costs is somewhat reduced. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point Decrease
(dollars in millions)
Effect on total of service cost and interest cost components	—	—
Effect on accumulated postretirement benefit obligation	$0.5	$(0.5)

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The discount rate was determined by considering current yield curves representing high quality, long-term fixed income instruments. The resulting discount rate is consistent with the duration of plan liabilities.

The following chart summarizes the benefits expected to be paid in each of the next five measurement years and in aggregate for the following five years. The expected benefit payments are estimated based on the same assumptions used to measure the company’s benefit obligation at December 31, 2006.

Measurement Year	Employer Paid Benefits
(dollars in millions)
2007	$1.1
2008	1.1
2009	1.1
2010	1.1
2011	1.0
2012-2016	4.5

The impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was immaterial.

10. Other (Income) Expense, Net

The table below details the components of other (income) expense, net for each of the three years ended December 31,

	2006	2005	2004
(dollars in millions)
Interest income	$(27.9)	$(18.5)	$(8.4)
Foreign exchange (gains) losses	(0.1)	1.7	0.9
Legal settlements, net	69.0	—	(1.6)
Asset impairments	45.7	8.9	—
Investment gains	(2.9)	(9.7)	(6.2)
Tax matter at joint venture	1.2	—	—
Royalty reserve reversal	—	(7.1)	—
Gain on Endoscopic Technologies asset divestiture	—	—	(45.5)
Divisional and manufacturing restructuring	—	—	(2.7)
Noncontrolling interest	—	—	(1.5)
Other, net	1.1	2.3	1.3

Total other (income) expense, net	$86.1	$(22.4)	$(63.7)

Interest income - For the year ended December 31, 2006, interest income was approximately $27.9 million compared to approximately $18.5 million and $8.4 million in 2005 and 2004, respectively. The increase in 2006 was due to higher interest rates.

Legal settlements, net - In 2006, other (income) expense, net included a charge of approximately $20.0 million for the settlement of the previously disclosed legal action entitled Sakharam D. Mahurkar v. C. R. Bard, Inc., Bard Access Systems, Inc. and Bard Healthcare, Inc., and a charge of approximately $49.0 million for the settlement of the previously disclosed legal action entitled Rochester Medical Corporation, Inc. v. C. R. Bard, Inc., et al.

In 2004, the company settled certain commercial litigation related to the company’s brachytherapy business and reversed $16.0 million of a $58.0 million pretax charge recorded in 2003 related to this litigation. In addition,

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in 2004, the company recorded a $3.9 million pretax charge for an unrelated legal settlement and the company settled an intellectual property dispute related to certain of the company’s laparoscopic irrigators and recorded a pretax charge of $10.5 million.

Asset impairments - The company will withdraw from the synthetic bulking market in the first quarter of 2007 and in accordance with FAS 144 will account for this withdrawal as a discontinued operation. The withdrawal was based upon a strategic review of its Tegress™ synthetic bulking product which considered the product’s limited commercial success to date, significant future clinical costs and uncertain growth potential. During the fourth quarter of 2006, the company recorded an impairment charge and related costs of approximately $46.4 million pretax. The components of the charge were as follows (dollars in millions):

Other (income) expense (License write-down)	$45.6
Other (income) expense (Machinery & equipment write-down)	0.1
Cost of goods sold (Inventory write-down)	0.5
Marketing, selling and administrative (Severance and termination charges)	0.2

Total pretax charge	$46.4

The pro forma impact is as follows:

	2006	2005	2004
(dollars in millions)
Income from continuing operations before income taxes	$394.7	$453.9	$415.3
Income tax provision	80.2	113.3	111.7

Income from continuing operations	314.5	340.6	303.6

Loss from discontinued operations before income taxes	(1.4)	(4.3)	(1.1)
Impairment charge	(45.7)	—	—
Income tax benefit	(4.7)	(0.8)	(0.3)

Loss from discontinued operations	(42.4)	(3.5)	(0.8)

Net income	$272.1	$337.1	$302.8

As a result of a strategic review, in 2005, other (income) expense, net included an asset impairment charge of approximately $8.9 million related to the 2004 acquisition of Advanced Surgical Concepts Ltd.

Investment gains - In 2004, Zimmer Holdings, Inc. acquired all of the outstanding stock of Implex Corporation, and equity investment held by the company. The acquisition agreement included contingent performance payments for 2005 and 2006. The company recorded investment gains of $1.8 million, $6.6 million and $6.2 million in 2006, 2005 and 2004, respectively, related to its investment in Implex Corporation.

Tax matter at joint venture - In 2006, other (income) expense, net included a charge of approximately $1.2 million related to the pending settlement of a tax audit at Medicon, Inc., the company’s joint venture in Japan.

Royalty reserve reversal - In the second quarter 2005, other (income) expense, net included income of approximately $7.1 million pretax resulting from the reversal of a reserve related to a patent matter.

Gain on Endoscopic Technologies asset divestiture - The company sold certain assets of its Endoscopic Technologies Division to ConMed Corporation for $81.3 million on September 30, 2004. The sales associated

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with these assets were previously reported along with other gastroenterological products in the company’s oncology disease state category. The Endoscopic Technologies Division, located in Billerica, Massachusetts, manufactured and marketed devices and accessories used primarily by gastroenterologists for endoscopic procedures. Significant assets of the Endoscopic Technologies Division were retained by the company. Net sales associated with the divested assets were approximately $46 million for the nine-month period ended September 30, 2004 and $54 million in 2003. The company did not separately measure the pretax profitability of the disposed assets, due to the company’s shared corporate infrastructure and the integration of the disposed assets with assets remaining with the company.

A summary of the book value of the disposed assets is as follows (dollars in millions):

Inventories, net of reserves	$11.6
Machinery and equipment, net of depreciation	3.7
Intangible assets, net of amortization	3.9
Assumed liabilities	2.6

In addition to the asset sale agreement, the company entered into a short-term lease agreement for its Billerica facility and supply, transitional manufacturing and noncompete agreements. The company recorded deferred gains of approximately $4.6 million related to certain of these agreements. As a result of the sale, the company recorded a pretax gain of $45.5 million in other (income) expense, net. In 2006, 2005 and 2004, the company recognized in cost of goods sold approximately $0.5 million, $2.5 million and $0.5 million, respectively, of the deferred gains described above.

Divisional and manufacturing restructuring - In 2002, the company’s management, with board approval, committed to certain initiatives to eliminate excess capacity, reduce redundant positions and improve product profitability. As of December 31, 2006, no liability exists for this restructuring program. Other (income) expense, net included a gain of $2.7 million in 2004, related to the disposal of a manufacturing facility closed as a result of the restructuring program.

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

11. Segment Information

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

	2006	2005	2004
(dollars in millions)
Net sales
United States	$1,388.0	$1,223.8	$1,156.2
Europe	364.4	334.8	316.5
Japan	101.8	97.1	84.1
Rest of world	131.3	115.6	99.3

Total net sales	$1,985.5	$1,771.3	$1,656.1

Income before tax provision	$347.6	$449.6	$414.2

Long-lived assets
United States	$969.9	$863.7	$806.3
Europe	128.9	126.6	137.2
Japan	—	—	—
Rest of world	12.0	11.2	11.6

Total long-lived assets	$1,110.8	$1,001.5	$955.1

Capital expenditures	$70.4	$97.2	$74.0

Depreciation and amortization	$74.9	$63.8	$54.7

The company’s largest distributor, Owens & Minor, Inc., accounted for approximately 10% of the company’s net sales in 2006 and represented gross trade receivables of approximately $31.5 million at December 31, 2006.

The following table presents total net sales by disease state management.

	2006	2005	2004
(dollars in millions)
Vascular	$479.6	$434.5	$393.0
Urology	587.9	524.0	493.1
Oncology	481.3	405.5	388.9
Surgical Specialties	357.4	333.2	313.3
Other	79.3	74.1	67.8

Total net sales	$1,985.5	$1,771.3	$1,656.1

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Unaudited Interim Financial Information

The following tables set forth unaudited quarterly financial information for the years ended 2006 and 2005:

2006	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
(dollars in millions except per share amounts)
Net sales	$467.5	$498.2	$498.9	$520.9	$1,985.5
Cost of goods sold	$179.4	$196.1	$194.7	$203.0	$773.2
Income before taxes	$109.9	$114.6	$94.7	$28.4	$347.6
Net income	$81.1	$81.4	$87.6	$22.0	$272.1
Per share information:
Basic earnings per share	$0.78	$0.79	$0.85	$0.21	$2.63
Diluted earnings per share	$0.76	$0.76	$0.82	$0.21	$2.55

For the first quarter of 2006, research and development expense included payments of approximately $10.4 million pretax ($6.3 million after-tax) for purchased research and development. The results of the first quarter of 2006 also included a charge of $7.0 million pretax ($4.5 million after-tax) related to the incremental impact of the new accounting treatment for share-based payments under SFAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”). In total, these certain items decreased net income by $10.8 million after-tax, or $0.10 diluted earnings per share.

For the second quarter of 2006, in addition to interest income and exchange gains and losses, other (income) expense, net included investment gains of approximately $1.6 million pretax ($1.0 million after-tax). For the second quarter of 2006, research and development expense included a payment of approximately $6.4 million pretax for purchased research and development ($6.4 million after-tax). The results of the second quarter of 2006 also included a charge of $6.1 million pretax ($4.0 million after-tax) related to the incremental impact of the new accounting standard for share-based payments under FAS 123R. In total, these certain items decreased net income by $9.4 million after-tax, or $0.09 diluted earnings per share.

For the third quarter of 2006, in addition to interest income and exchange gains and losses, other (income) expense, net included a charge of approximately $20.0 million pretax ($12.6 million after-tax) for the settlement of a legal matter. Certain items also included a reduction in the income tax provision of approximately $16.2 million predominantly related to the expiration of the statute of limitations in the United States for the 2000 and 2001 tax years. The results of the third quarter of 2006 also included a charge of $13.5 million pretax ($8.8 million after-tax) related to the incremental impact of the new accounting standard for share-based payments under FAS 123R. In total, these certain items decreased net income by $5.2 million after-tax, or $0.05 diluted earnings per share.

The results for the fourth quarter of 2006 included the following certain items: Other (income) expense, net included investment gains of approximately $1.3 million pretax ($0.8 million after-tax), a charge of approximately $1.2 million pretax ($1.2 million after-tax) related to the pending settlement of a tax matter by the company’s joint venture operating in Japan, and a charge of approximately $49.0 million pretax ($30.5 million after-tax) for the previously disclosed settlement of a legal matter. In the fourth quarter of 2006, as previously announced, the company decided to discontinue the sale of its Tegress™ urinary incontinence bulking agent and recorded charges of approximately $0.5 million pretax in cost of goods sold, approximately $0.2 million pretax in marketing, selling & administrative expense and approximately $45.7 million pretax in other (income) expense, net for a total charge of approximately $46.4 million pretax ($41.5 million after-tax). For the fourth quarter of 2006, research and development expense included payments of approximately $7.2 million pretax ($6.8 million after-tax) for purchased research and development. Certain items also included a reduction in the income tax provision of approximately $7.6 million predominantly related to the expiration of the statute of

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

limitations in the United States for the 2002 tax year. The results of the fourth quarter of 2006 also included a charge of $8.8 million pretax ($5.6 million after-tax) related to the incremental impact of the new accounting standard for share-based payments under FAS 123R. In total, these certain items decreased net income by approximately $77.2 million after-tax, or $0.72 diluted earnings per share.

2005	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
(dollars in millions except per share amounts)
Net sales	$428.6	$447.4	$443.3	$452.0	$1,771.3
Cost of goods sold	$164.9	$173.5	$166.4	$177.9	$682.7
Income before taxes	$111.2	$117.3	$109.0	$112.1	$449.6
Net income	$81.3	$85.3	$90.4	$80.1	$337.1
Per share information:
Basic earnings per share	$0.78	$0.81	$0.86	$0.77	$3.22
Diluted earnings per share	$0.75	$0.79	$0.83	$0.75	$3.12

For the first quarter of 2005, in addition to interest income and exchange gains and losses, other (income) expense, net included income of approximately $3.2 million pretax ($2.0 million after-tax; $0.02 diluted earnings per share) resulting from a milestone payment related to the company’s sale of an investment during the second quarter of 2004.

For the second quarter of 2005, in addition to interest income and exchange gains and losses, other (income) expense, net included the following certain items: an investment gain of approximately $1.2 million pretax ($0.7 million after-tax) and the resolution of a royalty matter of approximately $7.1 million pretax ($4.4 million after- tax). In total, these second-quarter certain items resulted in a net gain of $5.1 million after-tax, or $0.05 diluted earnings per share.

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

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of December 31, 2006. Based upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) provide reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

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

Item 9B. Other Information

None.

C. R. BARD, INC. AND SUBSIDIARIES

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to Directors of the company is incorporated herein by reference to the material contained under the heading “Proposal No. 1 — Election of Directors” in the company’s definitive Proxy Statement for its 2007 annual meeting of shareholders.

Information with respect to Executive Officers of the company begins on page I-12 of this filing.

The information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the company’s definitive Proxy Statement for its 2007 annual meeting of shareholders is incorporated herein by reference.

The information contained under the caption “Corporate Governance” in the company’s definitive Proxy Statement for its 2007 annual meeting of shareholders is incorporated herein by reference.

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

Item 11. Executive Compensation

The information contained under the captions “Executive Officer Compensation,” “Director Compensation” and “Corporate Governance” in the company’s definitive Proxy Statement for its 2007 annual meeting of shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the captions “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and “Equity Compensation Plan Information” in the company’s definitive Proxy Statement for its 2007 annual meeting of shareholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under the captions “Related Party Transactions” and “Corporate Governance” in the company’s definitive Proxy Statement for its 2007 annual meeting of shareholders is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information contained under the caption “Proposal No. 2 — Ratification of the Appointment of KPMG LLP as Independent Registered Public Accounting Firm” in the company’s definitive Proxy Statement for its 2007 annual meeting of shareholders is incorporated herein by reference.

III-1

C. R. BARD, INC. AND SUBSIDIARIES

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)

l. Financial Statements. See Index to Consolidated Financial Statements at Item 8, page II-25 of this report.

2. Financial Statement Schedules.

Schedule II. Valuation and Qualifying Accounts for the years ended December 31, 2006, 2005 and 2004 (dollars in millions).

	Balance Beginning of Year	Charges to Costs and Expenses	Deductions (1)	Balance End of Year
Year Ended December 31, 2006
Allowance for inventory obsolescence	$29.3	$10.8	$(20.2)	$19.9
Allowance for doubtful accounts	22.7	3.4	(10.4)	15.7

Totals	$52.0	$14.2	$(30.6)	$35.6

	Balance Beginning of Year	Charges to Costs and Expenses	Deductions (1)	Balance End of Year
Year Ended December 31, 2005
Allowance for inventory obsolescence	$30.8	$14.2	$(15.7)	$29.3
Allowance for doubtful accounts	22.8	4.6	(4.7)	22.7

Totals	$53.6	$18.8	$(20.4)	$52.0

	Balance Beginning of Year	Charges to Costs and Expenses	Deductions (1)	Balance End of Year
Year Ended December 31, 2004
Allowance for inventory obsolescence	$36.6	$8.3	$(14.1)	$30.8
Allowance for doubtful accounts	21.7	2.0	(0.9)	22.8

Totals	$58.3	$10.3	$(15.0)	$53.6

(1)	Includes writeoffs, the impact of exchange and the impact of SAB 108. See Note 1 Significant Accounting Policies: Staff Accounting Bulletin No. 108 in the notes to consolidated financial statements.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

C. R. BARD, INC. AND SUBSIDIARIES

3. Exhibits

Number
3a	Registrant’s Restated Certificate of Incorporation, as amended, as of May 28, 2004, filed as Exhibit 3.1 to the company’s June 30, 2004 Form 10-Q and Exhibit 3.2 to the company’s October 20, 2004 Form 8-K, is incorporated herein by reference.

3b	Registrant’s Bylaws amended as of December 10, 2004, filed as Exhibit 3b to the company’s 2004 Annual Report on Form 10-K, is incorporated herein by reference.

4b	Form of Indenture, dated as of December 1, 1996 between C. R. Bard, Inc. and The Chase Manhattan Bank, N.A., as trustee, filed as Exhibit 4.1 to the company’s Registration Statement on Form S-3, File No. 333-05997, is incorporated herein by reference.

10f*	C. R. Bard, Inc. Agreement and Plans Trust amended and restated as of September 29, 2004, filed as Exhibit 10f to the company’s 2004 Annual Report on Form 10-K, is incorporated herein by reference.

10k*	C. R. Bard, Inc. Excess Benefit Plan as of July 13, 1988, filed as Exhibit 10o to the company’s 1993 Annual Report on Form 10-K, is incorporated herein by reference.

10l*	C. R. Bard, Inc. Supplemental Executive Retirement Plan, as of July 13, 1988, filed as Exhibit 10p to the company’s 1993 Annual Report on Form 10-K, is incorporated herein by reference.

10o*	Form of Deferred Compensation Contract Deferral of Discretionary Bonus, filed as Exhibit 10s to the company’s 1993 Annual Report on Form 10-K, is incorporated herein by reference.

10p*	Form of Deferred Compensation Contract Deferral of Salary, filed as Exhibit 10t to the company’s 1993 Annual Report on Form 10-K, is incorporated herein by reference.

10q*	1993 Long Term Incentive Plan of C. R. Bard, Inc., as amended effective October 9, 2002, filed as Exhibit 10q to the company’s September 30, 2002 Form 10-Q, is incorporated herein by reference.

10z*	C. R. Bard, Inc. Management Stock Purchase Plan, amended and restated as of July 10, 2002, filed as Exhibit 10z to the company’s 2002 Annual Report on Form 10-K, is incorporated herein by reference.

10ar*	Form of Restricted Stock Agreement under the company’s 2003 Long Term Incentive Plan, filed as Exhibit 10ar to the company’s 2004 Annual Report on Form 10-K, is incorporated herein by reference.

10at*	Letter agreement entered into by the company with John H. Weiland dated December 12, 1995, filed as Exhibit 10at to the company’s 2004 Annual Report on Form 10-K, is incorporated herein by reference.

10ax*	2005 Executive Bonus Plan of C. R. Bard, Inc., effective as of June 8, 2005, filed as Exhibit 10ax to the company’s June 30, 2005 Form 10-Q, is incorporated herein by reference.

10ay*	Management Stock Purchase Program Elective and Premium Share Units Terms and Conditions, under the company’s 2003 Long Term Incentive Plan, filed as Exhibit 10ay to the company’s June 30, 2005 Form 10-Q, is incorporated herein by reference.

10ba*	Form of Stock Option Agreement under the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc., filed as Exhibit 10ba to the company’s June 30, 2005 Form 10-Q, is incorporated herein by reference.

10bb*	Stock Equivalent Plan for Outside Directors of C. R. Bard, Inc. (as amended and restated), effective as of June 8, 2005, filed as Exhibit 10bb to the company’s June 30, 2005 Form 10-Q, is incorporated herein by reference.

C. R. BARD, INC. AND SUBSIDIARIES

Number
10bc*	Form of Deferred Compensation Contract, Deferral of Directors’ Fees of C. R. Bard, Inc. (as amended and restated), filed as Exhibit 10bc to the company’s June 30, 2005 Form 10-Q, is incorporated herein by reference.

10bd*	Form of Restricted Stock Award Agreement under the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc., filed as Exhibit 10bd to the company’s September 30, 2005 Form 10-Q, is incorporated herein by reference.

10be*	Form of Supplemental Insurance/Retirement Plan Agreement (as amended and restated) between the company and its executive officers, including each of its named executive officers, filed as Exhibit 10be to the company’s September 30, 2005 Form 10-Q, is incorporated herein by reference.

10bf*	Form of amended and restated Change of Control Agreement between the company and its executive officers, including each of its named executive officers, filed as Exhibit 10bf to the company’s September 30, 2005 Form 10-Q, is incorporated herein by reference.

10bg	Credit Agreement, dated as of May 14, 2004, among C. R. Bard, Inc., the Lenders named party thereto, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners, Fleet National Bank, as Syndication Agent, Barclays Bank PLC, HSBC Bank USA and UBS Securities LLC, as Documentation Agents, and JPMorgan Chase Bank, as Administrative Agent filed as Exhibit 10bg to the company’s 2005 Annual Report on Form 10-K, is incorporated herein by reference.

10bh	Credit Agreement, dated as of October 21, 2005, among Bard Shannon Limited, the Lenders named party thereto, Banc of America Securities LLC and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners, J.P. Morgan Chase Bank, N.A., as Syndication Agent, Barclays Bank PLC, HSBC Bank USA, National Association and Wachovia Bank, National Association, as Documentation Agents, and Bank of America, N.A. as Administrative Agent filed as Exhibit 10bh to the company’s 2005 Annual Report on Form 10-K, is incorporated herein by reference.

10bi*	2003 Long Term Incentive Plan of C. R. Bard, Inc. (as Amended and Restated), filed as Exhibit 10bi to the company’s March 31, 2006 Form 10-Q, is incorporated herein by reference.

10bj*	2005 Directors’ Stock Award Plan of C. R. Bard, Inc. (as Amended and Restated), filed as Exhibit 10bj to the company’s March 31, 2006 Form 10-Q, is incorporated herein by reference.

10bk*	1998 Employee Stock Purchase Plan of C. R. Bard, Inc. (as Amended and Restated), filed as Exhibit 10bk to the company’s March 31, 2006 Form 10-Q, is incorporated herein by reference.

10bm*	Form of Stock Option Agreement under the company’s 2003 Long Term Incentive Plan.

12.1	Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

99	Form of indemnity agreement between the company and each of its directors and officers, filed as Exhibit 99 to the company’s 1993 Annual Report on Form 10-K, is incorporated herein by reference.

*	Each of these exhibits listed under the number 10 constitutes a management contract or a compensatory plan or arrangement.

All other exhibits are not applicable.

C. R. BARD, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C. R. BARD, INC. (Registrant)

Date: February 27, 2007	By:	/s/ TODD C. SCHERMERHORN
Todd C. Schermerhorn Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ TIMOTHY M. RING Timothy M. Ring	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2007

/s/ TODD C. SCHERMERHORN Todd C. Schermerhorn	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2007

/s/ FRANK LUPISELLA JR. Frank Lupisella Jr.	Vice President and Controller (Principal Accounting Officer)	February 27, 2007

/s/ MARC C. BRESLAWSKY Marc C. Breslawsky	Director	February 27, 2007

/s/ T. KEVIN DUNNIGAN T. Kevin Dunnigan	Director	February 27, 2007

/s/ HERBERT L. HENKEL Herbert L. Henkel	Director	February 27, 2007

/s/ THEODORE E. MARTIN Theodore E. Martin	Director	February 27, 2007

/s/ GAIL K. NAUGHTON Gail K. Naughton	Director	February 27, 2007

/s/ TOMMY G. THOMPSON Tommy G. Thompson	Director	February 27, 2007

/s/ JOHN H. WEILAND John H. Weiland	President and Chief Operating Officer and Director	February 27, 2007

/s/ ANTHONY WELTERS Anthony Welters	Director	February 27, 2007

/s/ TONY L. WHITE Tony L. White	Director	February 27, 2007

IV-4