Form 10-K/A
period 2006-12-31
BARD C R INC /NJ/
filed 2007-03-01
CIK 9892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to C. R. Bard, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006 is being filed solely for the purpose of correcting the certification previously filed as Exhibit 32.2 with the original Form 10-K. The certification filed with the original Form 10-K was incorrectly dated and omitted a conformed signature due to an error in composition by a third party vendor engaged to transmit the filing. Updated certifications are attached hereto. Except for the updated certifications and other than to change the references to “Form 10-K” throughout this annual report to “Form 10-K/A” where appropriate, no other changes have been made to the original Form 10-K.

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

Costs and Expenses

The company’s costs and expenses consist of cost of goods sold, marketing, selling and administrative expense, research and development expense, interest expense and other (income) expense, net. Cost of goods sold consists principally of the manufacturing and distribution costs of the company’s products as well as royalties and the amortization of intangible assets. Marketing, selling and administrative expense consists principally of the costs associated with the company’s sales and administrative organizations. Research and development expense consists principally of expenses incurred with respect to internal research and development activities, milestone payments for third-party research and development activities and purchased research and development (“purchased R&D”) costs arising from the company’s business development activities. Interest expense consists of interest charges on indebtedness. Other (income) expense, net consists principally of interest income, foreign exchange gains and losses and other items, some of which may impact the comparability of the company’s results of operations between periods. In January 2006, the company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“FAS 123R”), which impacts the comparability of cost of goods sold, marketing, selling and administrative expense, and research and development expense between periods. See Note 8 Stock Ownership Plans in the notes to consolidated financial statements included in this Form 10-K/A.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the company’s internal control over financial reporting and include in this Annual Report on Form 10-K/A a report on management’s assessment of the effectiveness of the company’s internal control over financial reporting. See “Management’s Annual Report On Internal Control Over Financial Reporting,” above.

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

All other exhibits are not applicable.

C. R. BARD, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

C. R. BARD, INC. (Registrant)

Date: February 28, 2007	By:	/s/ TODD C. SCHERMERHORN
Todd C. Schermerhorn Senior Vice President and Chief Financial Officer

IV-4