Form 10-Q
period 2007-03-31
BARD C R INC /NJ/
filed 2007-04-26
CIK 9892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2007
Common Stock - $0.25 par value	103,498,132

C. R. BARD, INC. AND SUBSIDIARIES

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands except shares and par values, unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$518,900	$416,200
Short-term investments	122,900	101,000
Accounts receivable, less allowances of $15,500 and $15,700, respectively	330,600	334,100
Inventories	230,000	224,300
Short-term deferred tax assets	33,000	32,800
Other current assets	24,100	24,500
Assets of discontinued operations	300	1,000

Total current assets	1,259,800	1,133,900

Net property, plant and equipment	344,700	342,700
Intangibles	721,700	721,900
Deferred tax assets	34,100	32,500
Other assets	58,800	46,200

	$2,419,100	$2,277,200

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$800	$—
Accounts payable	50,000	57,800
Accrued compensation and benefits	65,500	93,800
Accrued expenses	95,600	107,700
Income taxes payable	21,800	36,300
Liabilities of discontinued operations	—	300

Total current liabilities	233,700	295,900

Long-term debt	149,800	150,600
Other long-term liabilities	175,300	110,800
Deferred income taxes	20,300	21,900
Commitment and Contingent liabilities (Note 11)
Shareholders’ investment:
Preferred stock, $1 par value, authorized 5,000,000 shares; none issued	—	—
Common stock, $0.25 par value, authorized 600,000,000 shares at March 31, 2007 and December 31, 2006; issued and outstanding 103,498,132 shares at March 31, 2007 and 103,155,437 shares at December 31, 2006	25,900	25,800
Capital in excess of par value	695,100	659,700
Retained earnings	1,133,700	1,026,800
Accumulated other comprehensive income (loss)	(14,700)	(14,300)

Total shareholders’ investment	1,840,000	1,698,000

	$2,419,100	$2,277,200

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars and shares in thousands except per share amounts, unaudited)

	For the Quarter Ended March 31,
	2007	2006
Net sales	$528,200	$465,900

Costs and expenses:
Cost of goods sold	206,500	178,100
Marketing, selling and administrative expense	153,700	142,300
Research and development expense	30,100	38,300
Interest expense	2,900	4,700
Other (income) expense, net	(7,400)	(7,700)

Total costs and expenses	385,800	355,700

Income from continuing operations before tax provision	142,400	110,200

Income tax provision	40,800	28,700

Income from continuing operations	$101,600	$81,500

Discontinued operations: (Note 2)
Income (loss) from operations of Tegress™	$100	$(300)
Income tax provision	100	100

Loss on discontinued operations	$—	$(400)

Net income	$101,600	$81,100

Basic earnings (loss) per share:
Income from continuing operations	$0.98	$0.79
Loss on discontinued operations	—	—
Net income per share	$0.98	$0.78

Diluted earnings (loss) per share:
Income from continuing operations	$0.95	$0.76
Loss on discontinued operations	—	—
Net income per share	$0.95	$0.76

Weighted average common shares outstanding - basic	103,300	103,800

Weighted average common shares outstanding - diluted	106,700	107,000

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT

(dollars in thousands except shares, unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comp. Inc./(Loss)	Total
	Shares	Amount
Balance at December 31, 2006	103,155,437	$25,800	$659,700	$1,026,800	$(14,300)	$1,698,000
Net income				101,600		101,600
Available for sale securities (net of $100 taxes)					(200)	(200)
Change in derivative instruments designated as cash flow hedges (net of $200 taxes)					(200)	(200)
Amortization of pension items included in net periodic pension cost (net of $400 taxes)					1,000	1,000
Foreign currency translation adjustment					(1,000)	(1,000)

Total comprehensive income				101,600	(400)	101,200
Issuance of common stock	342,695	100	17,000			17,100
Stock-based compensation			12,100			12,100
Adjustment for the adoption of FIN 48 (Note 3)				5,300		5,300
Tax benefit relating to employee stock plans			6,300			6,300

Balance at March 31, 2007	103,498,132	$25,900	$695,100	$1,133,700	$(14,700)	$1,840,000

Balance at December 31, 2005	104,012,498	$26,000	$521,500	$986,000	$2,600	$1,536,100
Net income				81,100		81,100
Available for sale securities (net of $900 taxes)					(1,700)	(1,700)
Change in derivative instruments designated as cash flow hedges (net of $400 taxes)					(800)	(800)
Foreign currency translation adjustment					4,300	4,300

Total comprehensive income				81,100	1,800	82,900
Issuance of common stock	295,099	100	15,700			15,800
Stock-based compensation			9,500			9,500
Purchases of common stock for treasury	(753,000)	(200)		(47,600)		(47,800)
Tax benefit relating to incentive stock options and employee stock purchase plans			2,200			2,200

Balance at March 31, 2006	103,554,597	$25,900	$548,900	$1,019,500	$4,400	$1,598,700

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	For the Quarter Ended March 31,
	2007	2006
Cash flows from operating activities from continuing operations:
Net income	$101,600	$81,100
Loss on discontinued operations	—	400

Income from continuing operations	101,600	81,500
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	18,800	15,600
Gain on investments	(200)	—
Purchased research and development	—	10,400
Deferred income taxes	(3,800)	(5,500)
Expenses under stock plans	12,100	9,500
Inventory reserves and provision for doubtful accounts	2,100	4,000
Other noncash items	(1,000)	—
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	5,700	(6,900)
Inventories	(7,600)	(16,600)
Other operating assets	(100)	5,600
Current liabilities, excluding debt	16,600	(33,500)
Pension contributions	(4,600)	(400)
Other long-term liabilities	4,300	2,200

Net cash provided by operating activities from continuing operations	143,900	65,900

Cash flows from investing activities from continuing operations:
Capital expenditures	(13,800)	(20,300)
Purchase of available-for-sale securities, net	(22,200)	(98,300)
Proceeds from investments	200	—
Payments made for purchases of businesses, net of cash acquired	(200)	(9,000)
Patents and other intangibles	(7,600)	(12,100)

Net cash used in investing activities from continuing operations	(43,600)	(139,700)

Cash flows from financing activities from continuing operations:
Repayments of short-term borrowings	—	(35,000)
Proceeds from exercises of stock options and benefit plans	10,600	8,700
Excess tax benefit relating to employee stock plans	5,800	2,200
Purchase of common stock	—	(47,800)
Dividends paid	(14,500)	(13,700)

Net cash provided by (used in) financing activities from continuing operations	1,900	(85,600)

Net cash flows from discontinued operations:
Net cash provided by operating activities	400	100
Net cash used in investing activities	—	—
Net cash used in financing activities	—	—
Effect of exchange rate changes on cash in discontinued operations	—	—

Net cash provided by discontinued operations	400	100

Effect of exchange rate changes on cash and cash equivalents	100	1,500
Increase (decrease) in cash and cash equivalents during the period	102,700	(157,800)

Balance at January 1	416,200	754,200

Balance at March 31	$518,900	$596,400

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Nature of Operations - C. R. Bard, Inc. (the “company” or “Bard”) is engaged in the design, manufacture, packaging, distribution and sale of medical, surgical, diagnostic and patient care devices. The company markets its products worldwide to hospitals, individual healthcare professionals, extended care facilities and alternate site facilities. Bard holds strong market positions in vascular, urology, oncology and surgical specialty products. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements contained in the company’s Annual Report on Form 10-K/A for the year ended December 31, 2006. The condensed consolidated financial statements have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K/A for the year ended December 31, 2006. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the quarter ended March 31, 2007 are not necessarily indicative of the results expected for the year.

Consolidation - The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The accounts of most foreign subsidiaries are consolidated as of and for the quarter ended February 28, 2007 and 2006 and as of November 30, 2006. No events occurred related to these foreign subsidiaries during the months of March 2007, March 2006 or December 2006 that materially affected the financial position or results of operations of the company. In addition, the company evaluates its relationships with other entities to identify whether they are variable interest entities as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (R) Consolidation of Variable Interest Entities (“FIN 46R”) and to assess whether it is the primary beneficiary of such entities. If the determination is made that the company is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with FIN 46R. The company has no unconsolidated subsidiaries and no special purpose entities.

Use of Estimates - The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires the company to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities at the date of the financial statements. The company evaluates these estimates and judgments on an ongoing basis and bases its estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.

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

Share-Based Compensation - The company accounts for share-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“FAS 123R”), as interpreted by Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107. Under the fair value provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. In order to determine the fair value of stock options on the date of grant, the company utilizes a binomial model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. The risk-free interest rate and dividend yield are based on factual data derived from public sources. The expected stock-price volatility and option life assumptions require significant judgment which makes them critical accounting estimates.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Treasury Stock - In fiscal 1998, the company began holding repurchased shares of its common stock as treasury stock. The company accounts for these treasury stock purchases as retirements reducing retained earnings by the cost of the repurchase. Reissuances of these treasury shares are accounted for as new issuances. There were approximately 12.8 million treasury shares at March 31, 2007 and approximately 13.0 million treasury shares at December 31, 2006.

Income Taxes - All income tax amounts reflect the use of the liability method. Under this method, deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences and the corresponding reported amount in the financial statements. Effective January 1, 2007, the company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). See Note 3 Income Tax Expense in these notes to condensed consolidated financial statements.

Income Statement Presentation of Taxes Collected from Customers and Remitted to Government Authorities - The company follows a net basis policy with regard to sales, use, value added or any other tax assessed by a government authority, which excludes them from both net sales and expenses.

Supplemental Disclosures of Cash Flow Information - For the quarters ended March 31, 2007 and 2006, cash paid for interest was $0.4 million and $2.1 million, respectively. For the quarters ended March 31, 2007 and 2006, cash paid for income taxes was $2.7 million and $41.6 million, respectively.

Concentration Risks - The company is potentially subject to financial instrument concentration of credit risk through its cash investments and trade accounts receivable. To mitigate these risks, the company maintains cash and cash equivalents, short-term investments and certain other financial instruments with various major financial institutions. The company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any one institution. Concentrations of risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. However, a significant amount of trade receivables is with national healthcare systems in several countries. Although the company does not currently foresee a credit risk associated with these receivables, repayment is dependent upon the financial stability of those countries’ national economies. Sales to distributors, which supply the company’s products to many end-users, accounted for approximately 33% of the company’s net sales in 2006, and the five largest distributors combined, including the company’s joint venture in Japan, Medicon, Inc., accounted for approximately 70% of such sales.

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

New Accounting Pronouncements - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of FAS 157 are effective as of the beginning of Bard’s 2008 fiscal year. The company is currently evaluating the impact this adoption will have on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is expected to expand the use of fair value measurement, which is consistent with the long-term measurement objectives for accounting for financial instruments. FAS 159 is effective as of the beginning of Bard’s 2008 fiscal year with early adoption permitted. The company is currently evaluating the impact this adoption will have on its consolidated financial statements.

2. Acquisitions and Divestitures

TegressTM Withdrawal - The company withdrew from the synthetic bulking market and discontinued sales of its TegressTM product effective January 31, 2007 and in accordance with SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”) has accounted for this withdrawal as a discontinued operation. The withdrawal was based upon a strategic review of the TegressTM synthetic bulking product, which considered the product’s limited commercial success to date, significant future clinical costs and uncertain growth potential. During the fourth quarter of 2006, the company recorded an impairment charge and related costs associated with TegressTM of approximately $46.4 million pretax.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed financial information related to the discontinued operation is as follows:

	For the Quarter Ended March 31,
	2007	2006
(dollars in millions)
Net sales	$0.3	$1.6
Pretax income (loss) from operations	0.1	(0.3)
Income tax provision	0.1	0.1
Loss on discontinued operations	—	(0.4)

First quarter 2007 TegressTM cash flows of $0.4 million relate to the collection of customer receivables arising prior to January 31, 2007 and the wind-down of clinical studies, leases and intellectual property matters. There are no significant environmental or product liabilities associated with the discontinued operations.

3. Income Tax Expense

In July 2006, the FASB issued FIN 48. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. A tax benefit from an uncertain position was previously recognized if it was probable of being sustained. Under FIN 48, the liability for unrecognized tax benefits is classified as noncurrent unless the liability is expected to be settled in cash within 12 months of the reporting date. FIN 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. The company adopted the provisions of FIN 48 on January 1, 2007. The impact of adopting FIN 48 on the company’s consolidated financial statements is summarized below.

	Balance at December 31, 2006	FIN 48 Adjustment	Balance at January 1, 2007
(dollars in millions)
Accrued expenses	$107.7	(9.5)	$98.2
Income taxes payable	$36.3	(44.1)	$(7.8)
Other long-term liabilities	$110.8	48.3	$159.1
Retained earnings	$1,026.8	5.3	$1,032.1

The company operates in multiple taxing jurisdictions, both within the United States and outside of the United States, and faces audits from various tax authorities regarding transfer pricing, the deductibility of certain expenses, intercompany transactions as well as other matters. At January 1, 2007, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $45 million (of which the entire amount would impact the effective tax rate if recognized) plus approximately $8 million of accrued interest. As of March 31, 2007, the corresponding balance of liability for unrecognized tax benefits is approximately $47 million for the items described above plus approximately $8.5 million of accrued interest.

The company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for the respective tax jurisdiction. Within specific countries, the company

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

may be subject to audit by various tax authorities, or subsidiaries operating within the country may be subject to different statute of limitations expiration dates. As of January 1, 2007, a summary of the tax years that remain subject to examination in the company’s major tax jurisdictions are:

United States - federal	2003 and forward
United States – states	2002 and forward
Germany	2002 and forward
Malaysia	2000 and forward
Puerto Rico	2002 and forward
United Kingdom	2004 and forward

Based upon the expiration of statutes of limitations and/or the conclusion of tax examinations in several jurisdictions, the company believes it is reasonably possible that the total amount of previously unrecognized tax benefits for the items discussed above may decrease by up to $20 million within 12 months of March 31, 2007.

The company’s policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense.

4. Financial Instruments

Cash equivalents are highly liquid investments purchased with an original maturity of ninety days or less and amounted to $488.7 million and $394.1 million at March 31, 2007 and December 31, 2006, respectively.

The company accounts for short-term investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The company determines the appropriate classification of all short-term investments as held-to-maturity, available-for-sale or trading at the time of purchase and re-evaluates such classifications as of each balance sheet date. There were no investments classified as trading at March 31, 2007 and December 31, 2006. All of the outstanding short-term investments at March 31, 2007 and December 31, 2006 mature within one year. Unrealized gains and losses, net of taxes, are reported as a component of accumulated other comprehensive income (loss) in shareholders’ investment. There were no realized gains or losses on short-term investments reported in the quarter ended March 31, 2007 and the year ended December 31, 2006. The amortized cost, gross unrealized gains (losses) and fair value for short-term investments by major security type at March 31, 2007 and December 31, 2006 were as follows:

	March 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
(dollars in millions)
Held-to-maturity:
Time deposits	$2.7	$—	$—	$2.7

Available-for-sale:
Corporate debt securities	119.8	0.5	(0.1)	120.2

Total short-term investments	$122.5	$0.5	$(0.1)	$122.9

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
(dollars in millions)
Held-to-maturity:
Time deposits	$2.6	$—	$—	$2.6
Available-for-sale:
Corporate debt securities	98.1	0.3	—	98.4

Total short-term investments	$100.7	$0.3	$—	$101.0

Investments in equity securities that have readily determinable fair market values are classified and accounted for as available-for-sale securities in “Other current assets.” Available-for-sale equity securities are recorded at fair market value, with the change in fair market value recorded, net of taxes, as a component of accumulated other comprehensive income (loss). The fair market value of available-for-sale equity securities was approximately $4.6 million and $4.5 million at March 31, 2007 and December 31, 2006, respectively. In the quarter ended March 31, 2007, the company donated equity securities with a fair market value of approximately $0.4 million to the company’s charitable foundation.

5. Inventories

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

	March 31, 2007	December 31, 2006
(dollars in millions)
Finished goods	$135.9	$139.5
Work in process	23.7	20.0
Raw materials	70.4	64.8

Total	$230.0	$224.3

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Property, Plant and Equipment

Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. Depreciation is computed over the estimated useful lives of depreciable assets using the straight-line method. The following is a summary of property, plant and equipment:

	March 31, 2007	December 31, 2006
(dollars in millions)
Property, plant and equipment, at cost:
Land	$14.6	$14.5
Buildings and improvements	216.3	214.8
Machinery and equipment	352.8	341.0

	583.7	570.3
Less - accumulated depreciation and amortization	239.0	227.6

Net property, plant and equipment	$344.7	$342.7

Useful lives for property and equipment are as follows:

Buildings and improvements	1 to 40 years
Machinery and equipment	1 to 20 years

Depreciation expense was approximately $11.8 million and $10.7 million for the quarters ended March 31, 2007 and 2006, respectively. The company capitalized $1.7 million and $1.2 million of internal-use software for the quarters ended March 31, 2007 and 2006, respectively.

7. Intangible Assets

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

The balances of goodwill and intangible assets are as follows:

	March 31, 2007
	Gross Carrying Value	Accumulated Amortization	Translation	Net Carrying Value	Wt. Avg. Useful Life (years)
(dollars in millions)
Patents	$247.7	$(46.3)	$—	$201.4	15
Distribution agreements	21.9	(11.0)	—	10.9	20
Licenses	16.3	(6.4)	—	9.9	10
Core technologies	23.7	(7.5)	—	16.2	16
Customer relationships	42.6	(10.1)	—	32.5	10
Other intangibles	13.0	(2.6)	—	10.4	14

Total other intangibles	$365.2	$(83.9)	$—	$281.3

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2006
	Gross Carrying Value	Accumulated Amortization	Translation	Net Carrying Value	Wt. Avg. Useful Life (in years)
(dollars in millions)
Patents	$241.1	$(42.1)	$—	$199.0	15
Distribution agreements	21.9	(10.6)	—	11.3	20
Licenses	15.9	(5.9)	—	10.0	10
Core technologies	23.1	(7.0)	0.6	16.7	16
Customer relationships	42.6	(9.0)	—	33.6	10
Other intangibles	12.9	(2.2)	—	10.7	13

Total other intangibles	$357.5	$(76.8)	$0.6	$281.3

	Beginning Balance	Additions	Translation	Ending Balance
(dollars in millions)
Goodwill (December 31, 2006 through March 31, 2007)	$440.6	$—	$(0.2)	$440.4

Amortization expense was approximately $7.0 million and $4.9 million for the quarters ended March 31, 2007 and 2006, respectively.

8. Short-Term Borrowings and Long-Term Debt

The components of short-term borrowings and long-term debt consisted of:

	March 31, 2007	December 31, 2006
(dollars in millions)
Short-Term Borrowings
Current portion of long-term debt	$0.8	$—

Total	$0.8	$—

Long-Term Debt
6.70% notes due 2026	$149.8	$149.8
Other	—	0.8

Total	$149.8	$150.6

Total Debt	$150.6	$150.6

The company has in place a domestic syndicated bank credit facility totaling $400 million that supports the company’s commercial paper program and can be used for other general corporate purposes. The credit facility expires in May 2009 and includes pricing based on the company’s long-term credit rating. There were no outstanding commercial paper borrowings at March 31, 2007 and December 31, 2006, respectively. In addition, on October 21, 2005, a wholly owned foreign subsidiary of the company entered into a $250 million syndicated bank credit facility to be used for general corporate needs, including in support of the company’s decision in 2005 to repatriate undistributed foreign earnings under the American Jobs Creation Act of 2004 (the “AJCA”). Loans under the facility bear interest at the company’s option at a fixed spread to LIBOR or the higher of prime rate and 0.50% over the federal funds rate. The facility expires in October 2008. At March 31, 2007, there were no outstanding borrowings under the facility.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At March 31, 2007 and December 31, 2006, the company had $149.8 million of unsecured notes that mature in 2026 and pay a semi-annual coupon of 6.70%. The coupon interest closely approximates the effective annual cost of the notes. The market value of the notes approximates $158.7 million at March 31, 2007.

Cash payments for interest equaled $0.4 million and $2.1 million for the quarters ended March 31, 2007 and 2006, respectively.

Certain of the company’s debt agreements contain customary representations, warranties and default provisions as well as restrictions that, among other things, require the maintenance of minimum net worth and operating cash flow levels and limit the amount of debt that the company may have outstanding. As of March 31, 2007, the company was in compliance with all such financial covenants.

9. Other Long-Term Liabilities

The following is a summary of the components of long-term liabilities:

	March 31, 2007	December 31, 2006
(dollars in millions)
Pension, postretirement benefits and long-term compensation	$103.2	$93.0
Income taxes	52.7	—
Product liability accruals and other long-term liabilities	19.4	17.8

Total long-term liabilities	$175.3	$110.8

10. Derivative Instruments

Bard’s objective in managing its exposures to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with assets, liabilities and anticipated commitments denominated in foreign currencies. The company does not utilize derivative instruments for trading or speculation purposes. No derivative instruments extend beyond December 2007. The company has formally documented the relationships between hedging instruments and hedged items, as well as its risk management objectives. All derivative instruments are recognized on the balance sheet at fair market value. Hedge accounting is followed for derivatives that have been designated and qualify as fair market value and cash flow hedges. For derivatives that have been designated and qualify as fair market value hedges, the changes in the fair market value of highly effective derivatives, along with changes in the fair market value of the hedged assets that are attributable to the hedged risks, are recorded in current period earnings. For derivatives that have been designated and qualify as cash flow hedges, changes in the fair market value of the effective portion of the derivatives’ gains or losses are reported in other comprehensive income. At March 31, 2007 and December 31, 2006, all derivative instruments utilized were highly effective hedging instruments because they were denominated in the same currency as the hedged item and because the maturities of the derivative instruments matched the timing of the hedged items. It is the company’s policy that when a derivative instrument settles, the associated amounts in accumulated other comprehensive income are reversed to cost of goods sold or other (income) expense, net as appropriate. It is the company’s policy that in the event that (1) an anticipated hedged transaction is determined to be not likely to occur or (2) it is determined that a derivative instrument is no longer effective in offsetting changes in the hedged item, the company would reverse the associated amounts in accumulated other comprehensive income to other (income) expense, net.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below shows the notional amounts and fair market value of the company’s currency-related forward contracts and purchased options as of March 31, 2007 and December 31, 2006, respectively.

	March 31, 2007		December 31, 2006
	Notional Value	Fair Value	Notional Value	Fair Value
(dollars in millions)
Forward currency agreements	$23.2	$0.5	$30.7	$1.1
Option contracts	$48.0	$0.2	$64.0	$0.5

A roll forward of the notional value of the company’s currency-related forward contracts and options for the quarter ended March 31, 2007 is as follows:

	Forward currency agreements	Option contracts
(dollars in millions)
December 31, 2006 notional value	$30.7	$64.0
New agreements	0.7	0.0
Expired/cancelled agreements	(8.2)	(16.0)

March 31, 2007 notional value	$23.2	$48.0

The fair market value of derivative instruments was estimated by discounting expected cash flows using quoted foreign exchange rates as of March 31, 2007 and December 31, 2006. Judgment was employed in developing estimates of fair market value; accordingly, the estimates presented herein are not necessarily indicative of the amounts that the company could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have an effect on the estimated fair market value amounts. At March 31, 2007, the net fair market value of option contracts and the incremental mark-to-market of forward currency agreements are recorded in either other current assets or accrued expenses in the consolidated balance sheet. For the quarter ended March 31, 2007, the company reclassified a loss of approximately $0.4 million from accumulated other comprehensive income to other (income) expense, net and cost of goods sold in the consolidated statement of income as hedged intercompany balances were settled and as anticipated currency needs arose. This reclassification was net of $0.2 million of associated tax effects.

11. Commitments and Contingencies

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

	Beginning Balance December 31, 2006	Charges to Costs and Expenses	Deductions	Ending Balance March 31, 2007
(dollars in millions)
Product warranty accruals	$2.1	$0.4	$(0.4)	$2.1

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Environmental Remediation - The company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.

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

On February 14, 2007, a purported class action, Sonia Montiel and Carol Nunes-McNamara vs. Davol Inc. and C. R. Bard, Inc., was filed in the United States District Court for the District of Rhode Island on behalf of

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

two named plaintiffs and all U.S. patients who have had a recalled Composix® Kugel® Mesh Patch implanted. Plaintiffs have filed an amended complaint alleging that Davol Inc. and Bard were negligent, were unjustly enriched and breached a warranty of merchantability. Plaintiffs seek compensatory and punitive damages. The litigation is at an early stage and, therefore, the likelihood of an adverse outcome cannot be assessed at this time. While the company intends to vigorously defend the suit, the company cannot give any assurances that this matter will not have a material adverse impact on the company’s results of operations in a future period.

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

12. Stock Ownership Plans

The company may grant a variety of share-based payments under the 2003 Long Term Incentive Plan of C. R. Bard, Inc. (the “2003 Plan”) and the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc. (the “Directors’ Plan”) to certain directors, officers and employees. The total number of remaining shares at March 31, 2007 that may be issued under the 2003 Plan was 3,627,801 and under the Directors’ Plan was 121,966. Awards under the 2003 Plan may be in the form of stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, unrestricted stock and other stock-based awards. Awards under the Directors’ Plan may be in the form of stock awards, stock options or stock appreciation rights. The company has two employee share purchase programs.

Amounts recognized in the financial statements for share-based compensation are as follows:

	For the Quarter Ended March 31,
	2007	2006
(dollars in millions)
Total cost of share-based payment plans	$12.1	$9.9
Amounts capitalized in inventory and fixed assets	—	0.4

Amounts charged against income before income tax benefit	$12.1	$9.5

Amounts recognized in income for amounts previously capitalized in inventory and fixed assets	$0.5	$—
Amount of related income tax benefit recognized in income	$4.2	$3.3

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nonvested Restricted Stock Unit Awards—The company granted restricted stock units to certain executive officers and employees. These restricted stock units have requisite service periods of seven years. No voting or dividend rights are associated with these grants until the underlying shares are issued upon vesting. The following table details the activity in the nonvested restricted stock unit awards for the quarter ended March 31, 2007:

	For the Quarter Ended March 31, 2007
	Number of Units	Wt. Avg. Grant Date Fair Value
Outstanding - Beginning of period	463,308	$50.71
Granted	144,205	$76.53
Vested	—	—
Forfeited	(12,767)	$56.32

Outstanding - End of period	594,746	$56.85

Stock Purchase Program and Plans

Management Stock Purchase Program—The company maintains a management stock purchase program under the 2003 Plan (together with a predecessor stock purchase plan, the “MSPP”). Under the MSPP, employees at a specified level may purchase, with their eligible annual bonus, common stock units at a 30% discount from the lower of the price of the common stock on July 1 of the previous year or on the date of purchase, which occurs on the date bonuses are paid. Employees make an election on or before June 30 of the previous year as to the percentage of their eligible annual bonus that will be used to purchase common stock units under the MSPP. Eligible employees are required to utilize at least 25% of their eligible annual bonuses to purchase common stock units under the MSPP to the extent they have not satisfied certain stock ownership guidelines. MSPP shares or units are restricted from sale or transfer for four years from the purchase date. Only shares or units with a value equal to the 30% discount are forfeited if the employee’s employment terminates. For these shares or units, the difference between the market price and the purchase price at the purchase date is amortized ratably over a four-year requisite service period. The expense recognition period for certain individuals will be reduced to match their retirement-eligibility date. Dividends or dividend-equivalents are paid on MSPP shares or units, and the participant has the right to vote all MSPP shares. The following table details the activity in the MSPP for the quarter ended March 31, 2007:

	For the Quarter Ended March 31, 2007
	Number of Shares	Wt. Avg. Fair Value
Outstanding - Beginning of period	311,252	$50.16
Purchased	57,679	$80.97
Vested	(62,353)	$28.42
Forfeited	(3,908)	$64.29

Outstanding - End of period	302,670	$60.33

Employee Stock Purchase Plan—Under the company’s 1998 Employee Stock Purchase Plan of C. R. Bard, Inc. (“ESPP”), domestic employees and certain foreign employees can purchase Bard stock at a 15% discount to the lesser of the market price on the beginning or ending date of the six-month periods ending June 30 and December 31 of each year. Employees may elect to make after-tax payroll deductions of 1% to 10% of

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation as defined by the plan up to a maximum of $25,000 per year. The ESPP is intended to meet the requirements of Section 423 of the Internal Revenue Code of 1986, as amended. Employee payroll deductions are for six-month periods beginning each January 1 and July 1. Shares of the company’s common stock are purchased on June 30 or December 31 or the following business day, unless either the purchase of such shares was delayed at the election of the participant or the participant’s employment was terminated. Purchased shares are restricted for sale or transfer for a six-month period. All participant funds received prior to the ESPP purchase dates are held as company liabilities without interest or other increment. No dividends are paid on employee contributions until shares are purchased. On January 3, 2007, employees purchased 58,272 shares under the ESPP.

13. Pension and Other Postretirement Benefit Plans

Defined Benefit Pension Plans - The company has both tax-qualified and nonqualified, noncontributory defined benefit pension plans that together cover substantially all domestic and certain foreign employees. These plans provide benefits based upon a participant’s compensation and years of service. The nonqualified plans are made up of the following arrangements: a nonqualified supplemental deferred compensation arrangement and a nonqualified excess pension deferred compensation arrangement (“nonqualified plans”). The nonqualified supplemental deferred compensation arrangement provides supplemental income to key executives of the company. The benefit is determined by the accumulation of an account balance that results from a percentage of pay credit and interest. No deferrals of pay are required from participants. The balance is paid to a participant after retirement over a 15-year period. The nonqualified excess pension deferred compensation arrangement provides benefits to key employees that cannot be provided by the qualified plan due to Internal Revenue Service (“IRS”) limitations. The company uses a September 30 measurement date for all of its defined benefit pension plans. The components of net periodic benefit expense for the quarters ended March 31, 2007 and 2006 are as follows:

	For the Quarter Ended March 31,
	2007			2006
(dollars in millions)	Tax Qualified Plans	Nonqualified Plans	Total	Tax Qualified Plans	Nonqualified Plans	Total
Service cost net of employee contributions	$3.8	$0.6	$4.4	$3.4	$0.5	$3.9
Interest cost	3.2	0.5	3.7	3.0	0.5	3.5
Expected return on plan assets	(4.3)	—	(4.3)	(3.9)	—	(3.9)
Amortization/settlement/curtailment	1.3	0.1	1.4	1.4	0.1	1.5

Net periodic pension expense	$4.0	$1.2	$5.2	$3.9	$1.1	$5.0

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Postretirement Benefit Plans - The company does not provide subsidized postretirement healthcare benefits and life insurance coverage except to a limited number of former employees. The measurement date used to determine other postretirement benefit measures for the postretirement benefit plan is December 31. As this plan is unfunded, contributions are made as benefits are incurred. The components of net periodic benefit expense for the quarters ended March 31, 2007 and 2006 are as follows:

	For the Quarter Ended March 31,
(dollars in millions)	2007	2006
Service cost	$—	$—
Interest cost	0.2	0.2
Amortization of unrecognized net loss	0.1	0.1

Net periodic benefit expense	$0.3	$0.3

Employer Contributions to Defined Benefit and Other Postretirement Plans - The company’s objective in funding its domestic tax-qualified plan is to accumulate funds sufficient to provide for all benefits and to satisfy the minimum contribution requirements of the Employee Retirement Income Security Act of 1974 (ERISA). Outside the United States, the company’s objective is to fund the international retirement costs over time within the limits of minimum requirements and allowable tax deductions. The company’s annual funding decisions also consider the relationship between each tax-qualified plan’s asset returns compared to the plan’s corresponding expense and consider the relationship between each tax-qualified plan’s benefit obligation and its corresponding funded status. For the quarters ended March 31, 2007 and 2006, the company made no required or voluntary contributions to its U.S. tax-qualified plan. For the quarters ended March 31, 2007 and 2006, the company made voluntary contributions of $4.6 million and $0.4 million to the company’s non-U.S. tax-qualified plans, respectively. The nonqualified plans include supplemental plans which are generally not funded.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Segment Information from Continuing Operations

The company’s management considers its business to be a single segment entity—the manufacture and sale of medical devices. The company’s products generally share similar distribution channels and customers. The company designs, manufactures, packages, distributes and sells medical, surgical, diagnostic and patient care devices that are purchased by hospitals, physicians and nursing homes, many of which are used once and discarded. The company’s chief operating decision makers evaluate their various global product portfolios on a net sales basis. The company’s chief operating decision makers generally evaluate profitability and associated investment on an enterprise-wide basis due to shared infrastructures. The following table represents net sales from continuing operations by geographic region based on the location of the external customer.

	Quarter Ended March 31,
	2007	2006
(dollars in millions)
Net sales:
United States	$373.9	$328.6
Europe	94.6	82.0
Japan	26.4	25.0
Rest of world	33.3	30.3

Total net sales	$528.2	$465.9

Income from continuing operations before tax provision	$142.4	$110.2

Long-lived assets	$1,125.2	$1,066.2

Capital expenditures	$13.8	$20.3

Depreciation and amortization	$18.8	$15.6

The following table represents net sales from continuing operations by disease state management.

	Quarter Ended March 31,
	2007	2006
(dollars in millions)
Net sales:
Vascular	$127.7	$113.7
Urology	155.2	132.7
Oncology	127.8	111.0
Surgical Specialties	97.1	88.1
Other products	20.4	20.4

Total net sales	$528.2	$465.9

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

The company reports its sales around the concept of disease state management in four major product group categories: vascular, urology, oncology and surgical specialties. The company also has a product group of other products. The company strives to have a leadership position in all of its markets. Approximately 80% of the company’s net sales in 2006 were derived from products in which the company had a number one or number two market leadership position.

The company’s key growth initiatives include continued focus on research and development, the expansion of its sales organization, business development activities and improved manufacturing efficiencies. The company’s margins and net income are driven by the company’s ability to generate sales of its products and improve operating efficiency.

The company’s ability to improve sales over time depends in part upon its success in developing and marketing new products. In this regard, the company has strategically increased funding of research and development activities in recent years, with a focus on products and markets that are growing faster than 8% annually. In 2006, the company spent approximately $145.7 million on research and development, an increase of approximately 173% from research and development spending of approximately $53.4 million in 2001. For the quarter ended March 31, 2007, the company spent approximately $30.1 million on research and development compared to $38.3 million in the quarter ended March 31, 2006. First quarter 2006 spending included payments of $10.4 million for purchased research and development (“purchased R&D”). In light of the complexity of the process of developing and bringing new products to market, the company expects a lag of as much as several years before the results of increased research and development spending are reflected in increased net sales. In addition, there can be no assurance that research and development activities will successfully generate new products or that new products will be successful in the market.

As part of its growth initiatives, the company has increased its sales force by approximately 200 sales positions since 2003. The company believes that its sales force expansions enhance geographic coverage, increase focus on high-growth businesses, facilitate new product introductions and aid in the identification of new product opportunities at the call-point level.

The company also plans to generate increased sales through selective acquisitions of businesses, products and technologies. In general, the company focuses on small to medium acquisitions of products and technologies that complement the company’s existing product portfolio. In addition, the company may from time to time selectively consider acquisitions of larger, established companies under appropriate circumstances. From time to time, the company may divest lines of business in which the company is not able to reasonably attain or maintain a leadership position or for other strategic reasons. For a discussion of significant acquisitions and dispositions which the company completed during 2006, see the information in Note 2 Acquisitions and Divestitures in the notes to consolidated financial statements contained in the company’s Annual Report on Form 10-K/A.

The company has a comprehensive program aimed at improving manufacturing efficiencies. This program has built on the company’s past restructuring activities and has focused on the improvement of both margins and cash flow.

Results of Continuing Operations

Net Sales

The company’s revenues are generated from sales of the company’s products, net of discounts, returns, rebates and other allowances. Bard reported consolidated net sales for the quarter ended March 31, 2007 of $528.2 million, an increase of 13% on a reported basis over the quarter ended March 31, 2006 consolidated net sales of $465.9 million. For the quarter ended March 31, 2007, net sales increased 11% on a constant currency basis over the prior-year period. Net sales on a constant currency basis is a non-GAAP measure and not a replacement for GAAP results (see “Management’s Use of Non-GAAP Measures” below).

The geographic breakdown of net sales by the location of the third-party customer for the quarter ended March 31, 2007 and 2006, respectively, is set forth below.

	Quarter Ended March 31,
	2007	2006
United States	71%	71%
Europe	18%	18%
Japan	5%	5%
Rest of world	6%	6%

Total net sales	100%	100%

Price changes had the effect of increasing consolidated net sales for the quarter ended March 31, 2007 by 0.4% compared to the same period in the prior year. Exchange rate fluctuations had the effect of increasing consolidated net sales for the quarter ended March 31, 2007 by 1.9% as compared to the same period in the prior year. The primary exchange rate movement that impacts net sales is the movement of the Euro compared to the U.S. dollar. The impact of exchange rate movements on net sales is not indicative of the impact on net earnings due to the offsetting impact of exchange rate movements on operating costs and expenses, costs incurred in other currencies and the company’s hedging activities.

U.S. net sales in the quarter ended March 31, 2007 of $373.9 million increased 14% over U.S. net sales of $328.6 million in the quarter ended March 31, 2006. International net sales in the quarter ended March 31, 2007 of $154.3 million increased 12% on a reported basis and 6% on a constant currency basis over international net sales of $137.3 million in the quarter ended March 31, 2006.

Presented below is a discussion of consolidated net sales by disease state for the quarters ended March 31, 2007 and 2006.

Product Group Summary of Net Sales

	For the Quarter Ended March 31,
(dollars in millions)	2007	2006	Change	Constant Currency
Vascular	$127.7	$113.7	12%	9%
Urology	155.2	132.7	17%	15%
Oncology	127.8	111.0	15%	14%
Surgical Specialties	97.1	88.1	10%	9%
Other	20.4	20.4	—	-1%

Total net sales	$528.2	$465.9	13%	11%

Vascular Products - Bard markets a wide range of products for the peripheral vascular market, including endovascular products, electrophysiology products and surgical graft products. Consolidated net sales for the quarter ended March 31, 2007 of vascular products increased 12% on a reported basis (9% on a constant currency basis) compared to the prior year’s first quarter. U.S. net sales for the quarter ended March 31, 2007 of vascular products grew 18% compared to the prior year’s quarter. International net sales for the quarter ended March 31, 2007 increased 5% on a reported basis (decreased 2% on a constant currency basis) compared to the prior year’s first quarter. The vascular group is the company’s most global business, with international net sales comprising 42% of consolidated net sales of vascular products for the quarter ended March 31, 2007.

Consolidated net sales for the quarter ended March 31, 2007 of endovascular products increased 17% on a reported basis (14% on a constant currency basis) compared to the prior year’s quarter. The company’s percutaneous transluminal angioplasty balloon catheter, vena cava filter, stent graft and biopsy product lines contributed to the growth in this category.

Consolidated net sales for the quarter ended March 31, 2007 of electrophysiology products increased 10% on a reported basis (6% on a constant currency basis) compared to the prior year’s quarter. Strong sales performance in the company’s ablation catheters, steerable diagnostic catheter line and products for the diagnosis of atrial fibrillation have driven the growth in electrophysiology products for the quarter ended March 31, 2007.

Consolidated net sales for the quarter ended March 31, 2007 of surgical graft products increased 2% on a reported basis (decreased 1% on a constant currency basis) compared to the prior year’s quarter.

Urology Products - Bard markets a wide range of products for the urology market, including basic drainage products, continence products, pelvic floor reconstruction products and urological specialty products. Bard also markets the StatLock® line of catheter stabilization devices, which are used to secure many of the catheters across Bard’s product portfolio. Consolidated net sales for the quarter ended March 31, 2007 of urology products were $155.2 million, an increase of 17% on a reported basis (15% on a constant currency basis) compared to the prior year’s first quarter. The StatLock® line of products, which was acquired in the second quarter of 2006, contributed 9 percentage points to net sales growth of urology products for the first quarter of 2007. U.S. net sales of urology products represented 71% of consolidated net sales of urology products for the quarter ended March 31, 2007 and grew 15% compared to the prior year’s quarter. International net sales for the quarter ended March 31, 2007 of urology products increased 21% on a reported basis (15% on a constant currency basis) compared to the prior year’s quarter.

Basic drainage products represent the core of the company’s urology business. Consolidated net sales for the quarter ended March 31, 2007 of basic drainage products increased 7% on a reported basis (6% on a constant currency basis) compared to the prior year’s first quarter. Consolidated net sales for the quarter ended March 31, 2007 of infection control Foley catheter products grew 12% on both a reported basis and constant currency basis compared to the same period in the prior year.

Consolidated net sales for the quarter ended March 31, 2007 of urological specialty products, which include brachytherapy products and services, increased 7% on a reported basis (5% on a constant currency basis) compared to the prior year’s first quarter.

Consolidated net sales for the quarter ended March 31, 2007 of continence products increased 11% on a reported basis (8% on a constant currency basis) compared to the prior year’s quarter. The company’s pelvic floor reconstruction product line was the primary growth driver in the continence category for the quarter ended March 31, 2007.

Oncology Products - The company’s oncology products include specialty access products used primarily for chemotherapy. Consolidated net sales for the quarter ended March 31, 2007 of oncology products grew 15% on a reported basis (14% on a constant currency basis) compared to the prior year’s quarter. U.S. net sales for the quarter ended March 31, 2007 of oncology products grew 16% compared to the prior year’s quarter. International net sales for the quarter ended March 31, 2007 of oncology products grew 13% on a reported basis (7% on a constant currency basis) compared to the prior year’s first quarter. The company’s specialty access ports and peripherally-inserted central catheters (“PICCs”) contributed to the strong net sales growth in the oncology category in the quarter ended March 31, 2007. Net sales growth in the PICC line was below its historical trend for the quarter. This was due to an increase in backorders of approximately $6.0 million caused by the implementation of a packaging change. The company resumed shipment of the affected product at the end of the quarter.

Surgical Specialty Products - Surgical specialty products include soft tissue repair, performance irrigation and hemostasis product lines. Consolidated net sales for the quarter ended March 31, 2007 of surgical specialty products increased 10% on a reported basis (9% on a constant currency basis) compared to the prior year’s quarter. The effect of the Composix® Kugel® patch recall in 2006 favorably impacted 2007 surgical specialty products net sales growth by 5 percentage points. U.S. net sales for the quarter ended March 31, 2007 of surgical specialty products increased 9% compared to the prior year’s quarter. International net sales for the quarter ended March 31, 2007 of surgical specialty products increased 13% on a reported basis (8% on a constant currency basis) compared to the prior year’s first quarter.

Consolidated net sales for the quarter ended March 31, 2007 of soft tissue repair products increased 12% on a reported basis (11% on a constant currency basis) compared to the prior year’s first quarter. The effect of the Composix® Kugel® patch recall in 2006 favorably impacted soft tissue repair products net sales growth by 7 percentage points on a constant currency basis in the quarter ended March 31, 2007. The company’s new line of biological products for the repair of complex hernias contributed to the growth in the quarter for this category.

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

On March 15, 2006, the company voluntarily expanded the December 29, 2005 recall to include certain manufacturing lots of the large Composix® Kugel® patch and large Composix® circle. In December 2006, the company decided to voluntarily expand the March recall to include additional manufacturing lots and initiated the expanded recall on January 10, 2007. The impact of these subsequent recalls was not material to the company’s full year 2006 financial results. Following the expanded recall, the FDA conducted a follow-up inspection and issued an FDA Form-483 to the company’s Davol Inc. subsidiary identifying certain observations regarding Davol’s quality systems. The company has responded and is in the process of addressing these observations. On April 25, 2007, Davol received a Warning Letter from the New England District Office of the FDA resulting from the follow-up inspection. The Warning Letter relates specifically to non-conformances in Davol’s quality systems previously identified in the above-mentioned Form 483. The Warning Letter states that, until Davol resolves the outstanding issues covered by the Warning Letter, no premarket submissions for Class III devices to which the non-conformances are reasonably related will be cleared or approved. Davol presently has no such submissions before the FDA. The company intends to fully implement corrective actions to address the concerns identified in the Warning Letter. However, the company cannot give any assurances that the FDA will be satisfied with its response to the Warning Letter or to the expected date of resolution of matters included in the Warning Letter.

Other Products - The other product group includes irrigation, wound drainage and certain original equipment manufacturers’ (OEM) products. Consolidated net sales of other products for the quarter ended

March 31, 2007 were $20.4 million, which was flat on a reported basis (1% decrease on a constant currency basis) compared to the prior year’s first quarter.

Costs and Expenses

The company’s costs and expenses consist of costs of goods sold, marketing, selling and administrative expense, research and development expense, interest expense and other (income) expense, net. Costs of goods sold consist principally of the manufacturing and distribution costs of the company’s products as well as royalties and the amortization of intangible assets. Marketing, selling and administrative expense consists principally of the costs associated with the company’s sales and administrative organizations. Research and development expense consists principally of expenses incurred with respect to internal research and development activities, milestone payments for third-party research and development activities and purchased R&D costs arising from the company’s business development activities. Purchased R&D payments may impact the comparability of the company’s results of operations between periods. Interest expense consists of interest charges on indebtedness. Other (income) expense, net consists principally of interest income, foreign exchange gains and losses and other items, some of which may impact the comparability of the company’s results of operations between periods.

The following is a summary of major costs and expenses as a percentage of net sales for the quarters ended March 31, 2007 and 2006.

	Quarter Ended March 31,
	2007	2006
Cost of goods sold	39.1%	38.2%
Marketing, selling and administrative expense	29.1%	30.5%
Research and development expense	5.7%	8.2%
Interest expense	0.5%	1.0%
Other (income) expense, net	(1.4)%	(1.6)%

Total costs and expenses	73.0%	76.3%

Cost of goods sold - The acquisition of Venetec International, Inc. (“Venetec”) in the second quarter of 2006 had an initial unfavorable impact on cost of goods sold as a percentage of net sales of approximately 70 basis points primarily due to the amortization of intangible assets. The company’s cost of goods sold as a percentage of net sales for the quarter ended March 31, 2007 was 39.1%, an increase of 90 basis points from the cost of goods sold as a percentage of net sales of 38.2% for the quarter ended March 31, 2006.

Marketing, selling and administrative expense - The company’s marketing, selling and administrative costs as a percentage of net sales for the quarter ended March 31, 2007 was 29.1%. Marketing, selling and administrative costs as a percentage of net sales for the quarter ended March 31, 2006 was 30.5%. The decrease in expense as a percentage of net sales was a result of tight spending controls in certain marketing, selling and administrative areas.

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

Interest expense - Interest expense for the quarter ended March 31, 2007 decreased to $2.9 million from $4.7 million for the quarter ended March 31, 2006, due to decreased borrowings.

Other (income) expense, net - The table below presents the components of other (income) expense, net for the quarters ended March 31, 2007 and 2006.

	For the Quarter Ended March 31,
(dollars in millions)	2007	2006
Interest income	$(7.1)	$(7.8)
Foreign exchange (gains) losses	(0.2)	(0.3)
Other, net	(0.1)	0.4

Total other (income) expense, net	$(7.4)	$(7.7)

Interest income - For the quarter ended March 31, 2007, interest income was approximately $7.1 million compared to approximately $7.8 million for the quarter ended March 31, 2006. The decrease in 2007 was primarily due to lower cash balances.

Income tax provision - The following is a reconciliation between the effective tax rates and the statutory rates for the quarters ended March 31, 2007 and 2006:

	For the Quarter Ended March 31,
	2007	2006
U.S. federal statutory rate	35%	35%
State income taxes, net of federal benefit	2%	1%
Operations taxed at less than U.S. rate	(9)%	(11)%
Other, net	1%	1%

Effective tax rate	29%	26%

The company’s effective tax rate for the quarter ended March 31, 2007 increased to 29%, compared to 26% for the same period in 2006. This change is principally due to the increase in income from operations in the U.S.

Net Income and Earnings Per Share

Bard reported consolidated net income for the quarter ended March 31, 2007 of $101.6 million. Consolidated net income for the quarter ended March 31, 2006 was $81.1 million. Bard reported diluted earnings per share for the quarter ended March 31, 2007 of $0.95, an increase of 25% from diluted earnings per share for the quarter ended March 31, 2006 of $0.76

As described above under “Costs and Expenses,” certain items in the quarter ended March 31, 2006 impact the comparability of the company’s results of operations between periods.

Liquidity and Capital Resources from Continuing Operations

The company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Significant factors affecting the management of liquidity are: cash flows generated from operating activities, capital expenditures, investments in businesses and technologies, cash dividends and common stock repurchases. Cash provided from operations continues to be the company’s primary source of funds. Should it be necessary, the company believes it could borrow adequate funds at competitive terms. The table below summarizes liquidity measures for Bard as of March 31, 2007 and 2006.

	2007	2006
(dollars in millions)
Cash and cash equivalents	$518.9	$596.4
Short-term investments	122.9	102.4

Subtotal	$641.8	$698.8

Working capital	$1,026.1	$668.3

Current ratio	5.39/1	2.21/1

Total debt	$150.6	$266.4

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

The following table and explanations provide cash flow data from continuing operations for the three months ended March 31, 2007 and 2006.

	2007	2006
(dollars in millions)
Net cash provided by operating activities	$143.9	$65.9

Net cash used in investing activities	$(43.6)	$(139.7)

Net cash provided by (used in) financing activities	$1.9	$(85.6)

Operating activities - For the three months ended March 31, 2007, the company generated $143.9 million cash flow from operations, $78.0 million more than the cash flow from operations reported for the three months ended March 31, 2006. Adjustments to reconcile net income to net cash provided by operating activities were $42.3 million and $(15.2) million for the three months ended March 31, 2007 and 2006, respectively. This increase is due primarily to a tax payment made in the first quarter of 2006 related to the company’s repatriation of foreign earnings in 2005 pursuant to the AJCA and changes in working capital balances. For the three months ended March 31, 2007, net income of $101.6 million increased $20.5 million over net income reported for the three months ended March 31, 2006. Depreciation expense was approximately $11.8 million for the three months ended March 31, 2007 and $10.7 million for the three months ended March 31, 2006. Amortization expense was approximately $7.0 million for the three months ended March 31, 2007 and $4.9 million for the three months ended March 31, 2006.

Investing activities - For the three months ended March 31, 2007, the company used $43.6 million in cash for investing activities, $96.1 million less than the $139.7 million used for investing activities reported for the three months ended March 31, 2006. Capital expenditures amounted to $13.8 million and $20.3 million for the three months ended March 31, 2007 and 2006, respectively. These cash expenditures were financed primarily with cash from operations and short-term borrowings.

Financing activities - For the three months ended March 31, 2007, the company generated $1.9 million in cash for financing activities, $87.5 million more than the $85.6 million used in financing activities reported for the three months ended March 31, 2006. Cash flow related to financing activities included changes in borrowings, equity proceeds related to option exercises, purchases of company stock and dividend payments. Total debt was $150.6 million at March 31, 2007 and $266.4 million at March 31, 2006. Total debt to total capitalization was 7.6% and 14.3% at March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007, the company did not repurchase shares of common stock of the company. For the three months ended March 31, 2006, the company spent approximately $47.8 million to purchase 753,000 shares of common stock of the company. At March 31, 2007, a total of approximately $298.7 million remains under the company’s $500 million share purchase authorization approved by the Board of Directors in 2005. The company paid cash dividends of $0.14 per share in the three months ended March 31, 2007 and $0.13 per share in the three months ended March 31, 2006.

The company has in place a domestic syndicated bank credit facility totaling $400 million that supports the company’s commercial paper program and can be used for other general corporate purposes. The credit facility expires in May 2009 and includes pricing based on the company’s long-term credit rating. There were no outstanding commercial paper borrowings at March 31, 2007 and 2006, respectively. In addition, on October 21,

2005, a wholly owned foreign subsidiary of the company entered into a $250 million syndicated bank credit facility to be used for general corporate needs, including in support of the company’s decision in 2005 to repatriate undistributed foreign earnings under the AJCA. Loans under the facility bear interest at the company’s option at a fixed spread to LIBOR or the higher of prime rate and 0.50% over the federal funds rate. The facility expires in October 2008. At March 31, 2007, there were no outstanding borrowings under the facility.

At March 31, 2007, the company had $149.8 million of unsecured notes that mature in 2026 and pay a semi-annual coupon of 6.70%. Note holders had a one-time option to redeem the notes at par value on December 1, 2006, and accordingly, the company had classified the notes as current at December 31, 2005 and through the third quarter of 2006. In the fourth quarter of 2006, approximately $0.2 million of the notes were redeemed and the remaining balance of $149.8 million has been reclassified as long-term debt. The coupon interest closely approximates the effective annual cost of the notes. The market value of the notes approximates $158.7 million at March 31, 2007.

At March 31, 2007, the company’s long-term debt was rated “A” by Standard and Poor’s and “Baa1” by Moody’s, and the company’s commercial paper ratings were “A-1” by Standard and Poor’s and “P-2” by Moody’s. The company believes that this overall financial strength gives Bard sufficient financing flexibility.

Commitments and Contingencies

Legal - On November 27, 2006, the company’s Urological Division received a subpoena issued by the Department of Health and Human Services, Office of Inspector General, under the authority of the federal healthcare fraud and false claims statutes. The subpoena seeks documents related to the Division’s brachytherapy business. The company is cooperating with the government’s request and is in the process of responding to the subpoena. The inquiry is in a preliminary stage and, therefore, the likelihood of an adverse outcome cannot be assessed at this time. The company cannot give any assurances that this matter will not have a material adverse impact on the company’s results of operations in a future period.

On February 14, 2007, a purported class action, Sonia Montiel and Carol Nunes-McNamara vs. Davol Inc. and C. R. Bard, Inc., was filed in the United States District Court for the District of Rhode Island on behalf of two named plaintiffs and all U.S. patients who have had a recalled Composix® Kugel® Mesh Patch implanted. Plaintiffs have filed an amended complaint alleging that Davol Inc. and Bard were negligent, were unjustly enriched and breached a warranty of merchantability. Plaintiffs seek compensatory and punitive damages. The litigation is at an early stage and, therefore, the likelihood of an adverse outcome cannot be assessed at this time. While the company intends to vigorously defend the suit, the company cannot give any assurances that this matter will not have a material adverse impact on the company’s results of operations in a future period.

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

Management’s Use of Non-GAAP Measures

“Net sales on a constant currency basis” is a non-GAAP financial measure. The company analyzes net sales on a constant currency basis to better measure the comparability of results between periods. Because changes in foreign currency exchange rates have a non-operating impact on net sales, the company believes that evaluating growth in net sales on a constant currency basis provides an additional and meaningful assessment of net sales to both management and the company’s investors. Constant currency growth rates are calculated by translating the prior year’s local currency sales by the current period’s exchange rate. Constant currency growth rates are not indicative of changes in corresponding cash flows. The limitation of non-GAAP measures is that they do not reflect results on a standardized reporting basis. Non-GAAP financial measures are intended to supplement the applicable GAAP disclosures and should not be viewed as a replacement of GAAP results.

Critical Accounting Policies

The preparation of financial statements requires the company’s management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. The following is not intended to be a comprehensive list of all of the company’s critical accounting policies. The company’s significant accounting policies are more fully described in the company’s notes to condensed consolidated financial statements. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The critical accounting policies described below are areas in which management’s judgment in selecting an available alternative might produce a materially different result.

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

Share-Based Compensation - The company accounts for share-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“FAS 123R”), as interpreted by SEC Staff Accounting Bulletin No. 107. Under the fair value provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. In order to determine the fair value of stock options on the date of grant, the company utilizes a binomial model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. The risk-free interest rate and dividend yield are based on factual data derived from public sources. The expected stock-price volatility and option life assumptions require significant judgment which makes them critical accounting estimates.

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

Income Taxes - The company operates in multiple taxing jurisdictions, both within the United States and outside the United States. The company has filed tax returns with positions that may be challenged by the tax authorities. These positions relate to, among others, transfer pricing, the deductibility of certain expenses, intercompany transactions as well as other matters. Although the outcome of tax audits is uncertain, in management’s opinion, adequate provisions for income taxes have been made for potential liabilities resulting from such matters. The company regularly assesses its tax position for such matters and includes reserves for those differences in position. The reserves are utilized or reversed once the statute of limitations has expired and/or the conclusion of the tax examination. The company believes that the ultimate outcome of these matters will not have a material impact on its financial position or liquidity but may be material to the income tax provision and net income in a future period. Effective January 1, 2007, the company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”).

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

New Accounting Pronouncements - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of FAS 157 are effective as of the beginning of Bard’s 2008 fiscal year. The company is currently evaluating the impact this adoption will have on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is expected to expand the use of fair value measurement, which is consistent with the long-term measurement objectives for accounting for financial instruments. FAS 159 is effective as of the beginning of Bard’s 2008 fiscal year with early adoption permitted. The company is currently evaluating the impact this adoption will have on the consolidated financial statements.

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

In addition, there are substantial risks inherent in the medical device business. The company’s business involves the design, development, manufacture, packaging, distribution and sale of life-sustaining medical devices. These devices are often utilized on, or permanently or temporarily implanted in, seriously ill patients in clinically demanding circumstances, such as operating rooms, emergency units, intensive care and critical care settings, among others. These circumstances, among other factors, can cause the products to become associated with adverse clinical events, including patient mortality and injury, and could lead to product liability claims and other litigation, product withdrawals, recalls, field corrections or regulatory enforcement actions relating to one or more of the company’s products, any of which could have a material adverse effect on our business, financial position, liquidity and results of operations. For further discussion of risks applicable to our business, see “Risk Factors” in our Annual Report on Form 10-K/A.

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

•

FDA inspections resulting in FDA Form-483 observations and/or warning letters identifying deficiencies in the company’s current good manufacturing practices and/or quality systems; warning letters identifying violations of FDA regulations that could result in product holds, recalls, restrictions on future clearances by the FDA for products to which the deficiencies are reasonably related and/or civil penalties;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Bard operates on a global basis and therefore is subject to the exposures that arise from foreign exchange rate fluctuations. The company manages these exposures using operational and economic hedges as well as derivative financial instruments. The company’s foreign currency exposures may change over time as changes occur in the company’s international operations. The company’s objective in managing its exposures to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with assets, liabilities, net investments and probable commitments denominated in foreign currencies. In order to reduce the risk of foreign currency exchange rate fluctuations, the company will from time to time enter into derivative financial instruments to hedge a portion of its expected foreign currency denominated cash flow from operations. The instruments that the company uses for hedging are forward contracts and options with major financial institutions. The company expects that the changes in fair market value of such contracts will have a high correlation to the price changes in the related hedged cash flow. The principal currencies the company hedges are the Euro, the British Pound, the Mexican Peso and the Japanese Yen. Any gains and losses on these hedge contracts are expected to offset changes in the value of the related exposure. Bard’s risk management guidelines prohibit entering into financial instruments for speculative purposes. The company enters into foreign currency transactions only to the extent that foreign currency exposure exists. A sensitivity analysis of changes in the fair value of all foreign exchange derivative contracts at March 31, 2007 indicates that if the U.S. dollar uniformly strengthened by 10% against all currencies, the fair value of these contracts would increase by $1.0 million, and if the U.S. dollar uniformly weakened by 10% against all currencies, the fair value of these contracts would increase by $2.4 million. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.

In December 1996, the company issued $150.0 million of 6.70% notes due 2026. In the fourth quarter of 2006, approximately $0.2 million of the notes were redeemed and the remaining balance of approximately $149.8 million is included in long-term debt. The market value of the notes approximates $158.7 million at March 31, 2007. Assuming a 100 basis point increase or decrease in U.S. interest rates and assuming that the notes are held to maturity, the market value of the notes would approximate $142.4 million or $177.8 million, respectively, on March 31, 2007.

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

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of March 31, 2007. Based upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) provide reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

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

On February 14, 2007, a purported class action, Sonia Montiel and Carol Nunes-McNamara vs. Davol Inc. and C. R. Bard, Inc., was filed in the United States District Court for the District of Rhode Island on behalf of two named plaintiffs and all U.S. patients who have had a recalled Composix® Kugel® Mesh Patch implanted. Plaintiffs have filed an amended complaint alleging that Davol Inc. and Bard were negligent, were unjustly enriched and breached a warranty of merchantability. Plaintiffs seek compensatory and punitive damages. The litigation is at an early stage and, therefore, the likelihood of an adverse outcome cannot be assessed at this time. While the company intends to vigorously defend the suit, the company cannot give any assurances that this matter will not have a material adverse impact on the company’s results of operations in a future period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)

	Issuer Purchases of Equity Securities
		Open Market Purchases
Period	Employee Benefit Plan Shares Surrendered For Taxes(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Approximate Dollar Value Purchased as Part of Publicly Announced Program(2)	Maximum Approximate Dollar Value that May Yet Be Purchased Under Publicly Announced Program(2)
January 1 - January 31, 2007	1,061	—	$—	$—	$298,700,000
February 1 - February 28, 2007	67,177	—	—	—	298,700,000
March 1 - March 31, 2007	—	—	—	—	298,700,000

Total	68,238	—	$—	$—	$298,700,000

(1)	Transactions represent the purchase of restricted shares from employees to satisfy tax withholding requirements on the vesting of equity-based awards. None of these transactions were made in the open market.
(2)	On December 14, 2005, the Board of Directors approved the repurchase of up to $500 million of the common stock of the company.

Item 4. Submission of Matters to a Vote of Security Holders

(a) The registrant held its Annual Meeting of Shareholders on April 18, 2007.

(b) Proxies for the meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to management’s nominees for directors as listed in the Proxy Statement and all such nominees were elected. The results of voting for the three Class II Directors elected for a term of three years are set forth below:

Theodore E. Martin	For Withheld	92,655,669 1,323,243

Anthony Welters	For Withheld	92,166,371 1,812,541

Tony L. White	For Withheld	88,848,665 5,130,247

(c) Described below are the other matters voted upon at the Annual Meeting and the number of affirmative votes, negative votes and abstentions.

I. Ratification of the appointment of KPMG LLP as independent registered public accounting firm for the year 2007 - approved.

For	92,220,208
Against	1,202,335
Abstain	556,369

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
Date: April 26, 2007

/s/ FRANK LUPISELLA JR.
Frank Lupisella Jr. Vice President and Controller