Form 10-Q
period 2007-06-30
BARD C R INC /NJ/
filed 2007-07-27
CIK 9892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2007
Common Stock - $0.25 par value	103,359,171

C. R. BARD, INC. AND SUBSIDIARIES

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands except shares and par values, unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$497,500	$416,200
Short-term investments	122,300	101,000
Accounts receivable, less allowances of $16,100 and $15,700, respectively	343,400	334,100
Inventories	239,600	224,300
Short-term deferred tax assets	33,100	32,800
Other current assets	42,000	24,500
Assets of discontinued operations	100	1,000

Total current assets	1,278,000	1,133,900

Net property, plant and equipment	344,100	342,700
Intangibles	758,800	721,900
Deferred tax assets	44,800	32,500
Other assets	61,000	46,200

Total assets	$2,486,700	$2,277,200

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$800	$—
Accounts payable	53,300	57,800
Accrued compensation and benefits	76,900	93,800
Accrued expenses	99,800	101,100
Income taxes payable	10,500	36,300
Liabilities of discontinued operations	—	300

Total current liabilities	241,300	289,300

Long-term debt	149,800	150,600
Other long-term liabilities	181,500	117,400
Deferred income taxes	23,300	21,900
Commitment and contingent liabilities (Note 11)
Shareholders’ investment:
Preferred stock, $1 par value, authorized 5,000,000 shares; none issued	—	—
Common stock, $0.25 par value, authorized 600,000,000 shares at June 30, 2007 and December 31, 2006; issued and outstanding 103,359,171 shares at June 30, 2007 and 103,155,437 shares at December 31, 2006	25,800	25,800
Capital in excess of par value	749,600	659,700
Retained earnings	1,119,900	1,026,800
Accumulated other comprehensive income (loss)	(4,500)	(14,300)

Total shareholders’ investment	1,890,800	1,698,000

Total liabilities and shareholders’ investment	$2,486,700	$2,277,200

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars and shares in thousands except per share amounts, unaudited)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$545,700	$496,500	$1,073,900	$962,400

Costs and expenses:
Cost of goods sold	216,600	194,800	423,100	372,900
Marketing, selling and administrative expense	160,500	153,300	314,200	295,600
Research and development expense	35,100	37,200	65,200	75,500
Interest expense	3,000	4,500	5,900	9,200
Other (income) expense, net	(8,800)	(7,600)	(16,200)	(15,300)

Total costs and expenses	406,400	382,200	792,200	737,900

Income from continuing operations before tax provision	139,300	114,300	281,700	224,500

Income tax provision	41,800	33,200	82,600	61,900

Income from continuing operations	$97,500	$81,100	$199,100	$162,600

Discontinued operations: (Note 2)
Income (loss) from operations of Tegress™	$—	$300	$100	$—
Income tax provision	—	—	100	100

Income (loss) on discontinued operations	$—	$300	$—	$(100)

Net income	$97,500	$81,400	$199,100	$162,500

Basic earnings (loss) per share:
Income from continuing operations	$0.94	$0.78	$1.93	$1.57
Income (loss) on discontinued operations	—	—	—	—
Net income per share	$0.94	$0.79	$1.93	$1.57

Diluted earnings (loss) per share:
Income from continuing operations	$0.91	$0.76	$1.86	$1.52
Income (loss) on discontinued operations	—	—	—	—
Net income per share	$0.91	$0.76	$1.86	$1.52

Weighted average common shares outstanding - basic	103,600	103,500	103,400	103,700

Weighted average common shares outstanding - diluted	106,900	107,000	106,800	107,000

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT

(dollars in thousands except shares, unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comp. Inc./(Loss)	Total
	Shares	Amount
Balance at December 31, 2006	103,155,437	$25,800	$659,700	$1,026,800	$(14,300)	$1,698,000
Net income				199,100		199,100
Available for sale securities (net of $0 taxes)					(100)	(100)
Change in derivative instruments designated as cash flow hedges (net of $0 taxes)					200	200
Amortization of pension items included in net periodic pension cost (net of $1,900 taxes)					1,000	1,000
Foreign currency translation adjustment					8,700	8,700

Total comprehensive income				199,100	9,800	208,900
Issuance of common stock	1,183,734	200	43,200			43,400
Share-based compensation			22,700			22,700
Purchase of common stock for treasury	(980,000)	(200)		(81,100)		(81,300)
Adjustment for the adoption of FIN 48 (Note 3)				5,300		5,300
Cash dividends declared in current year				(30,200)		(30,200)
Tax benefit relating to employee stock plans			24,000			24,000

Balance at June 30, 2007	103,359,171	$25,800	$749,600	$1,119,900	$(4,500)	$1,890,800

Balance at December 31, 2005	104,012,498	$26,000	$521,500	$986,000	$2,600	$1,536,100
Net income				162,500		162,500
Available for sale securities (net of $1,600 taxes)					(3,000)	(3,000)
Change in derivative instruments designated as cash flow hedges (net of $1,200 taxes)					(2,500)	(2,500)
Foreign currency translation adjustment					29,700	29,700

Total comprehensive income				162,500	24,200	186,700
Issuance of common stock	998,666	300	35,700			36,000
Share-based compensation			18,900			18,900
Purchases of common stock for treasury	(1,497,600)	(400)		(102,200)		(102,600)
Cash dividend declared in current year				(28,100)		(28,100)
Tax benefit relating to employee stock plans			12,600			12,600

Balance at June 30, 2006	103,513,564	$25,900	$588,700	$1,018,200	$26,800	$1,659,600

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	For the Six Months Ended June 30,
	2007	2006
Cash flows from operating activities from continuing operations:
Net income	$199,100	$162,500
Loss on discontinued operations	—	100

Income from continuing operations	199,100	162,600
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	38,800	33,900
Gain on investments	(200)	(1,600)
Purchased research and development	1,600	16,800
Deferred income taxes	(3,000)	(9,900)
Expenses under stock plans	22,700	18,100
Inventory reserves and provision for doubtful accounts	5,200	6,300
Other noncash items	(1,500)	300
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(4,800)	(31,300)
Inventories	(17,000)	(20,600)
Other operating assets	(12,600)	4,000
Current liabilities, excluding debt	10,700	(50,300)
Pension contributions	(5,000)	(800)
Other long-term liabilities	3,700	3,900

Net cash provided by operating activities from continuing operations	237,700	131,400

Cash flows from investing activities from continuing operations:
Capital expenditures	(25,200)	(37,600)
Purchase of available-for-sale securities, net	(21,600)	(97,500)
Proceeds from investments	200	1,600
Payments made for purchases of businesses, net of cash acquired	(42,000)	(170,100)
Patents and other intangibles	(16,600)	(12,200)

Net cash used in investing activities from continuing operations	(105,200)	(315,800)

Cash flows from financing activities from continuing operations:
Repayments of short-term borrowings	—	(70,000)
Proceeds from exercises of share-based payment arrangements, net	33,100	28,900
Excess tax benefit relating to employee stock plans	20,800	10,500
Purchase of common stock	(81,300)	(102,600)
Dividends paid	(29,100)	(27,200)

Net cash used in financing activities from continuing operations	(56,500)	(160,400)

Net cash flows from discontinued operations:
Net cash provided by operating activities	600	1,400
Net cash used in investing activities	—	—
Net cash used in financing activities	—	—
Effect of exchange rate changes on cash in discontinued operations	—	—

Net cash provided by discontinued operations	600	1,400

Effect of exchange rate changes on cash and cash equivalents	4,700	9,200
Increase (decrease) in cash and cash equivalents during the period	81,300	(334,200)

Balance at January 1	416,200	754,200

Balance at June 30	$497,500	$420,000

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Nature of Operations - C. R. Bard, Inc. (the “company” or “Bard”) is engaged in the design, manufacture, packaging, distribution and sale of medical, surgical, diagnostic and patient care devices. The company markets its products worldwide to hospitals, individual healthcare professionals, extended care facilities and alternate site facilities. Bard holds strong market positions in vascular, urology, oncology and surgical specialty products. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements contained in the company’s Annual Report on Form 10-K/A for the year ended December 31, 2006. These condensed consolidated financial statements have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K/A for the year ended December 31, 2006. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the quarter and six months ended June 30, 2007 are not necessarily indicative of the results expected for the year.

Consolidation - The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The accounts of most foreign subsidiaries are consolidated as of and for the quarter ended May 31, 2007 and 2006 and as of November 30, 2006. No events occurred related to these foreign subsidiaries during the months of June 2007, June 2006 or December 2006 that materially affected the financial position or results of operations of the company. In addition, the company evaluates its relationships with other entities to identify whether they are variable interest entities as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (R) Consolidation of Variable Interest Entities (“FIN 46R”) and to assess whether it is the primary beneficiary of such entities. If the determination is made that the company is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with FIN 46R. The company has no unconsolidated subsidiaries and no special purpose entities.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As share-based compensation expense recognized in the consolidated statement of income is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. The company estimates forfeitures at the time of grant based on historical experience and revises estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Earnings Per Share - “Basic earnings per share” represents net income divided by the weighted average shares outstanding. “Diluted earnings per share” represents net income divided by weighted average shares outstanding adjusted for the incremental dilution of outstanding stock options and awards. Unless indicated otherwise, per share amounts are calculated on a diluted basis.

Treasury Stock - In fiscal 1998, the company began holding repurchased shares of its common stock as treasury stock. The company accounts for these treasury stock purchases as retirements reducing retained earnings by the cost of the repurchase. Reissuances of these treasury shares are accounted for as new issuances. There were approximately 12.9 million treasury shares at June 30, 2007 and approximately 13.0 million treasury shares at December 31, 2006.

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

Supplemental and Noncash Disclosures of Cash Flow Information - For the six months ended June 30, 2007 and 2006, cash paid for interest was $5.9 million and $8.9 million, respectively. For the six months ended June 30, 2007 and 2006, cash paid for income taxes was $60.6 million and $89.9 million, respectively. For the six months ended June 30, 2007, noncash transactions were $3.0 million for accrued milestone payments, $0.2 million for accrued acquisition costs related to the purchase of a business and $15.6 million for dividends declared and not paid. For the six months ended June 30, 2006, noncash transactions were $0.6 million for accrued acquisition costs related to the purchase of a business and $14.6 million for dividends declared and not paid.

Concentration Risks - The company is potentially subject to financial instrument concentration of credit risk through its cash investments and trade accounts receivable. To mitigate these risks, the company maintains cash and cash equivalents, short-term investments and certain other financial instruments with various major financial institutions. The company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any one institution. Concentrations of risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. However, a significant amount of trade receivables is with national healthcare systems in several countries. Although the company does not currently foresee a credit risk associated with these receivables, repayment is dependent upon the financial stability of those countries’ national economies. Sales to distributors, which supply the company’s products to many end-users, accounted for approximately 33% of the company’s net sales in 2006, and the five largest distributors combined, including Medicon, Inc., the company’s joint venture in Japan, accounted for approximately 70% of such sales.

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

New Accounting Pronouncements - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of FAS 157 are effective as of the beginning of Bard’s 2008 fiscal year. The company does not expect the adoption of FAS 157 to have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is expected to expand the use of fair value measurement, which is consistent with the long-term measurement objectives for accounting for financial instruments. FAS 159 is effective as of the beginning of Bard’s 2008 fiscal year with early adoption permitted. The company does not expect the adoption of FAS 159 to have a material impact on its financial statements.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed financial information related to the discontinued operation is as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
(dollars in millions)
Net sales	$—	$1.7	0.3	3.3
Pretax income from operations	—	0.3	0.1	—
Income tax provision	—	—	0.1	0.1
Income (loss) on discontinued operations	—	0.3	—	(0.1)

For the six months ended June 30, 2007 TegressTM cash flows of $0.6 million relate to the collection of customer receivables arising prior to January 31, 2007 and the wind-down of clinical studies, leases and intellectual property matters. There are no significant environmental or product liabilities associated with the discontinued operations.

Inrad, Inc. - On June 13, 2007, the company acquired the assets of Inrad Inc.’s biopsy marker business for $33.0 million. This product line is included in our vascular disease state category. The total purchase price of $33.9 million includes capitalized acquisition costs for legal and other consulting costs. The company has a contingent payment of $0.3 million that will be due upon the delivery of certain equipment. The company considered a variety of factors, including appraisals, comparable transactions, relief from royalty analysis and other discounted cash-flow approaches in determining purchase price allocations. The purchase price allocation that follows is preliminary as of June 30, 2007 and is expected to be finalized by year-end 2007.

(dollars in millions)
Current assets	$0.6
Core technology	$30.8	(Estimated useful life of 13 yrs)
Other intangibles	$0.3	(Estimated useful life of 5 yrs)
Purchased R&D	$1.6
Goodwill	$0.6

Total	$33.9

The purchased R&D of $1.6 million relates to a biopsy marker device in development at the time of the acquisition. The company recorded the purchased R&D charge in research and development expense in its consolidated statements of income. The value assigned to purchased R&D was determined by identifying a specific purchased R&D project that would be continued and for which (a) technological feasibility had not been established at acquisition date, (b) there was no alternative future use and (c) the fair market value was estimable with reasonable reliability.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The company operates in multiple taxing jurisdictions, both within the United States and outside of the United States, and faces audits from various tax authorities regarding transfer pricing, the deductibility of certain expenses, intercompany transactions as well as other matters. At January 1, 2007, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $45.0 million (of which $42.0 million would impact the effective tax rate if recognized) plus approximately $8.0 million of accrued interest. As of June 30, 2007, the corresponding balance of liability for unrecognized tax benefits is approximately $50.0 million (of which $46.0 million would impact the effective tax rate if recognized) for the items described above plus approximately $10.0 million of accrued interest.

The company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for the respective tax jurisdiction. Within specific countries, the company may be subject to audit by various tax authorities, or subsidiaries operating within the country may be subject to different statute of limitations expiration dates. As of June 30, 2007, a summary of the tax years that remain subject to examination in the company’s major tax jurisdictions are:

United States - federal	2003 and forward
United States – states	2002 and forward
Germany	2002 and forward
Malaysia	2000 and forward
Puerto Rico	2002 and forward
United Kingdom	2004 and forward

Based upon the expiration of statutes of limitations and/or the conclusion of tax examinations in several jurisdictions, the company believes it is reasonably possible that the total amount of previously unrecognized tax benefits for the items discussed above may decrease by up to $20.0 million within 12 months of June 30, 2007.

The company’s policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense. The company does not consider this interest part of its fixed charges.

4. Financial Instruments

Cash equivalents are highly liquid investments purchased with an original maturity of ninety days or less and amounted to $467.1 million and $394.1 million at June 30, 2007 and December 31, 2006, respectively.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The company accounts for short-term investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The company determines the appropriate classification of all short-term investments as held-to-maturity, available-for-sale or trading at the time of purchase and re-evaluates such classifications as of each balance sheet date. There were no investments classified as trading at June 30, 2007 and December 31, 2006. All of the outstanding short-term investments at June 30, 2007 and December 31, 2006 mature within one year. Unrealized gains and losses, net of taxes, are reported as a component of accumulated other comprehensive income (loss) in shareholders’ investment. There were no realized gains or losses on short-term investments reported in the six months ended June 30, 2007 and the year ended December 31, 2006. The amortized cost, gross unrealized gains (losses) and fair value for short-term investments by major security type at June 30, 2007 and December 31, 2006 were as follows:

	June 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
(dollars in millions)
Held-to-maturity:
Time deposits	$1.0	$—	$—	$1.0

Available-for-sale:
Corporate debt securities	120.9	0.5	(0.1)	121.3

Total short-term investments	$121.9	$0.5	$(0.1)	$122.3

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
(dollars in millions)
Held-to-maturity:
Time deposits	$2.6	$—	$—	$2.6
Available-for-sale:
Corporate debt securities	98.1	0.3	—	98.4

Total short-term investments	$100.7	$0.3	$—	$101.0

Because the company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, the company does not consider any unrealized loses to be other than temporary at June 30, 2007.

Investments in equity securities that have readily determinable fair market values are classified and accounted for as available-for-sale securities in other current assets. Available-for-sale equity securities are recorded at fair market value, with the change in fair market value recorded, net of taxes, as a component of accumulated other comprehensive income (loss). The fair market value of available-for-sale equity securities was approximately $4.7 million and $4.5 million at June 30, 2007 and December 31, 2006, respectively. In the quarter ended June 30, 2007, the company donated equity securities with a fair market value of approximately $0.4 million to the company’s charitable foundation. For the six months ended June 30, 2007, the company donated equity securities with a fair market value of approximately $0.8 million to the company’s charitable foundation.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	June 30, 2007	December 31, 2006
(dollars in millions)
Finished goods	$145.6	$139.5
Work in process	23.1	20.0
Raw materials	70.9	64.8

Total	$239.6	$224.3

6. Property, Plant and Equipment

Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. Depreciation is computed over the estimated useful lives of depreciable assets using the straight-line method. The following is a summary of property, plant and equipment:

	June 30, 2007	December 31, 2006
(dollars in millions)
Property, plant and equipment, at cost:
Land	$14.6	$14.5
Buildings and improvements	220.1	214.8
Machinery and equipment	362.1	341.0

	596.8	570.3
Less - accumulated depreciation and amortization	252.7	227.6

Net property, plant and equipment	$344.1	$342.7

Useful lives for property and equipment are as follows:

Buildings and improvements	1 to 40 years
Machinery and equipment	1 to 20 years

Depreciation expense was approximately $12.5 million and $11.5 million for the quarters ended June 30, 2007 and 2006, respectively. Depreciation expense was approximately $24.3 million and $22.2 million for the six months ended June 30, 2007 and 2006, respectively. The company capitalized $2.5 million and $2.3 million of internal-use software for the six months ended June 30, 2007 and 2006, respectively.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The balances of goodwill and intangible assets are as follows:

	June 30, 2007
	Gross Carrying Value	Accumulated Amortization	Translation	Net Carrying Value	Wt. Avg. Useful Life (years)
(dollars in millions)
Patents	$247.7	$(50.4)	$—	$197.3	15
Distribution agreements	21.9	(11.4)	—	10.5	14
Licenses	16.3	(6.8)	—	9.5	9
Core technologies	65.3	(8.3)	—	57.0	11
Customer relationships	42.6	(11.3)	—	31.3	9
Other intangibles	14.1	(3.0)	—	11.1	10
Goodwill	533.1	(93.3)	2.3	442.1	—

Total	$941.0	$(184.5)	$2.3	$758.8

	December 31, 2006
	Gross Carrying Value	Accumulated Amortization	Translation	Net Carrying Value	Wt. Avg. Useful Life (in years)
(dollars in millions)
Patents	$241.1	$(42.1)	$—	$199.0	15
Distribution agreements	21.9	(10.6)	—	11.3	20
Licenses	15.9	(5.9)	—	10.0	10
Core technologies	23.1	(7.0)	0.6	16.7	16
Customer relationships	42.6	(9.0)	—	33.6	10
Other intangibles	12.9	(2.2)	—	10.7	13
Goodwill	532.5	(93.3)	1.4	440.6	—

Total	$890.0	$(170.1)	$2.0	$721.9

Amortization expense was approximately $7.5 million and $6.8 million for the quarters ended June 30, 2007 and 2006, respectively. Amortization expense was approximately $14.5 million and $11.7 million for the six months ended June 30, 2007 and 2006, respectively.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Short-Term Borrowings and Long-Term Debt

The components of short-term borrowings and long-term debt consisted of:

	June 30, 2007	December 31, 2006
(dollars in millions)
Short-Term Borrowings
Current portion of long-term debt	$0.8	$—

Total	$0.8	$—

Long-Term Debt
6.70% notes due 2026	$149.8	$149.8
Other	—	0.8

Total	$149.8	$150.6

Total Debt	$150.6	$150.6

On June 28, 2007, the company amended its existing domestic syndicated bank credit facility with a $400 million five-year credit agreement that expires in June 2012. The amended credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The facility includes pricing based on the company’s long-term credit rating and includes a financial covenant that limits the amount of total debt to total capitalization. There were no outstanding borrowings or commercial paper borrowings at June 30, 2007 and December 31, 2006. In addition, on October 21, 2005, a wholly owned foreign subsidiary of the company entered into a $250 million syndicated bank credit facility to be used for general corporate needs, including in support of the company’s decision in 2005 to repatriate undistributed foreign earnings under the American Jobs Creation Act of 2004 (the “AJCA”). Loans under the facility bear interest at the company’s option at a fixed spread to LIBOR or the higher of prime rate and 0.50% over the federal funds rate. The facility expires in October 2008. There were no outstanding borrowings under the facility at June 30, 2007 and December 31, 2006.

At June 30, 2007 and December 31, 2006, the company had $149.8 million of unsecured notes that mature in 2026 and pay a semi-annual coupon of 6.70%. The coupon interest closely approximates the effective annual cost of the notes. The market value of the notes approximated $153.4 million at June 30, 2007.

Certain of the company’s debt agreements contain customary representations, warranties and default provisions as well as restrictions that, among other things, require the maintenance of operating cash flow levels and limit the amount of debt that the company may have outstanding. As of June 30, 2007, the company was in compliance with all such financial covenants.

9. Other Long-Term Liabilities

The following is a summary of the components of long-term liabilities:

	June 30, 2007	December 31, 2006
(dollars in millions)
Pension, postretirement benefits and long-term compensation	$94.1	$93.0
Income taxes	50.8	—
Product liability accruals and other long-term liabilities	29.0	17.8
Minority interest	7.6	6.6

Total long-term liabilities	$181.5	$117.4

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Derivative Instruments

Bard’s objective in managing its exposures to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with assets, liabilities and anticipated commitments denominated in foreign currencies. The company does not utilize derivative instruments for trading or speculation purposes. No derivative instruments extend beyond December 2007. The company has formally documented the relationships between hedging instruments and hedged items, as well as its risk management objectives. All derivative instruments are recognized on the balance sheet at fair market value. Hedge accounting is followed for derivatives that have been designated and qualify as fair market value and cash flow hedges. For derivatives that have been designated and qualify as fair market value hedges, the changes in the fair market value of highly effective derivatives, along with changes in the fair market value of the hedged assets that are attributable to the hedged risks, are recorded in current period earnings. For derivatives that have been designated and qualify as cash flow hedges, changes in the fair market value of the effective portion of the derivatives’ gains or losses are reported in other comprehensive income. At June 30, 2007 and December 31, 2006, all derivative instruments utilized were highly effective hedging instruments because they were denominated in the same currency as the hedged item and because the maturities of the derivative instruments matched the timing of the hedged items. It is the company’s policy that when a derivative instrument settles, the associated amounts in accumulated other comprehensive income are reversed to cost of goods sold or other (income) expense, net as appropriate. It is the company’s policy that in the event that (1) an anticipated hedged transaction is determined to be not likely to occur or (2) it is determined that a derivative instrument is no longer effective in offsetting changes in the hedged item, the company would reverse the associated amounts in accumulated other comprehensive income to other (income) expense, net.

The company enters into readily marketable traded forward contracts and options with financial institutions to help reduce the exposure to fluctuations between certain currencies. These contracts limit volatility because gains and losses associated with exchange rate movements are generally offset by movements in the underlying hedged item.

The table below shows the notional amounts and fair market value of the company’s currency-related forward contracts and purchased options as of June 30, 2007 and December 31, 2006, respectively.

	June 30, 2007		December 31, 2006
	Notional Value	Fair Value	Notional Value	Fair Value
(dollars in millions)
Forward currency agreements	$16.2	$0.8	$30.7	$1.1
Option contracts	$32.0	$—	$64.0	$0.5

A roll forward of the notional value of the company’s currency-related forward contracts and options for the six months ended June 30, 2007 is as follows:

	Forward currency agreements	Option contracts
(dollars in millions)
December 31, 2006 notional value	$30.7	$64.0
New agreements	2.2	—
Expired/cancelled agreements	(16.7)	(32.0)

June 30, 2007 notional value	$16.2	$32.0

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair market value of derivative instruments was estimated by discounting expected cash flows using quoted foreign exchange rates as of June 30, 2007 and December 31, 2006. Judgment was employed in developing estimates of fair market value; accordingly, the estimates presented herein are not necessarily indicative of the amounts that the company could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have an effect on the estimated fair market value amounts. At June 30, 2007, the net fair market value of option contracts and the incremental mark-to-market of forward currency agreements are recorded in either other current assets or accrued expenses in the consolidated balance sheet. For the six months ended June 30, 2007, the company reclassified a loss of approximately $0.5 million from accumulated other comprehensive income to other (income) expense, net and cost of goods sold in the consolidated statement of income as hedged intercompany balances were settled and as anticipated currency needs arose. This reclassification was net of $0.2 million of associated tax effects.

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

	Beginning Balance December 31, 2006	Charges to Costs and Expenses	Deductions	Ending Balance June 30, 2007
(dollars in millions)
Product warranty accruals	$2.1	$1.1	$(1.0)	$2.2

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

Approximately 100 federal and state lawsuits involving individual claims, as well as three putative class actions, have been filed or asserted against the company with respect to its Bard® Composix® Kugel® product intended for ventral hernia repair (collectively, the “Composix Claims”). The company voluntarily recalled certain sizes and lots of the product beginning in December 2005. The actions generally seek damages for personal injury resulting from use of the product and the putative class actions, none of which has been certified, also seek (i) medical monitoring, (ii) compensatory damages, (iii) punitive damages, (iv) a judicial finding of defect and causation and/or (v) attorneys’ fees. On June 22, 2007, the Judicial Panel on Multidistrict Litigation transferred Composix lawsuits pending in federal courts nationwide into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings. The federal actions have been transferred to the United States District Court for the District of Rhode Island.

The Composix Claims are at an early stage and, therefore, the company cannot reasonably predict the outcome of the proceedings or determine an estimate, or a range of estimates, of potential damages, nor the time frame in which they may be resolved. While the company intends to vigorously defend the Composix Claims, it cannot give any assurances that the Composix Claims will not have a material adverse impact on the company’s result of operations in a future period or the company’s financial position or liquidity.

On February 21, 2007, Southeast Missouri Hospital filed a putative class action complaint on behalf of itself and all others similarly situated against the company and another manufacturer under the caption Southeast Missouri Hospital v. C. R. Bard, Inc., et al. (Civil Action No. 1:07-cv-00031, United States District Court, Eastern District of Missouri, Southeastern District). The plaintiff alleges that the company and the other defendant conspired to exclude competitors from the market and to maintain the company’s market share by engaging in conduct in violation of state and federal antitrust laws. The plaintiff seeks injunctive relief and money damages. Antitrust damages are subject to trebling. The company intends to defend this matter vigorously. At this time, it is not possible to assess the likelihood of an adverse outcome or determine an

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimate, or a range of estimates, of potential damages. The company cannot give any assurances that this matter will not have a material adverse impact on the company’s results of operations in a future period or the company’s financial position or liquidity.

12. Share-Based Compensation Plans

The company may grant a variety of share-based payments under the 2003 Long Term Incentive Plan of C. R. Bard, Inc. (the “2003 Plan”) and the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc. (the “Directors’ Plan”) to certain directors, officers and employees. The total number of remaining shares at June 30, 2007 that may be issued under the 2003 Plan was 3,762,111 and under the Directors’ Plan was 121,966. Awards under the 2003 Plan may be in the form of stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, unrestricted stock and other stock-based awards. Awards under the Directors’ Plan may be in the form of stock awards, stock options or stock appreciation rights. The company has two employee share purchase programs.

Amounts recognized in the financial statements for share-based compensation are as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
(dollars in millions)
Total cost of share-based payment plans	$11.0	$8.9	$23.1	$18.8
Amounts capitalized in inventory and fixed assets	0.4	0.3	0.4	0.7

Amounts charged against income before income tax benefit	$10.6	$8.6	$22.7	$18.1

Amounts recognized in income for amounts previously capitalized in inventory and fixed assets	$0.3	$0.2	$0.8	$0.2
Amount of related income tax benefit recognized in income	$3.4	$3.0	$7.6	$6.3

As of June 30, 2007, there was approximately $51.2 million of unrecognized compensation costs related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately three years. The company repurchases shares, from time to time, on the open market to satisfy share-based payment arrangements. The company has sufficient treasury shares to satisfy expected share-based payment arrangements for the remainder of the year.

Nonvested Restricted Stock Unit Awards—The company granted restricted stock units to certain employees. These restricted stock units have requisite service periods of seven years. No voting or dividend rights are associated with these grants until the underlying shares are issued upon vesting. No significant activity occurred during the second quarter of 2007. The following table details the activity in the nonvested restricted stock unit awards for the six months ended June 30, 2007:

	For the Six Months Ended June 30, 2007
	Number of Units	Wt. Avg. Grant Date Fair Value
Outstanding - Beginning of period	463,308	$50.71
Granted	146,705	$76.66
Vested	—	—
Forfeited	(47,526)	$55.94

Outstanding - End of period	562,487	$57.03

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Purchase Program and Plans

Management Stock Purchase Program—The company maintains a management stock purchase program under the 2003 Plan (together with a predecessor stock purchase plan, the “MSPP”). Under the MSPP, employees at a specified level may purchase, with their eligible annual bonus, common stock units at a 30% discount from the lower of the price of the common stock on July 1 of the previous year or on the date of purchase, which occurs on the date bonuses are paid. Employees make an election on or before June 30 of the previous year as to the percentage of their eligible annual bonus that will be used to purchase common stock units under the MSPP. Eligible employees are required to utilize at least 25% of their eligible annual bonuses to purchase common stock units under the MSPP to the extent they have not satisfied certain stock ownership guidelines. MSPP shares or units are restricted from sale or transfer for four years from the purchase date. Only shares or units with a value equal to the 30% discount are forfeited if the employee’s employment terminates prior to the end of the four-year period. For these shares or units, the difference between the market price and the purchase price at the purchase date is amortized ratably over a four-year requisite service period. The expense recognition period for certain individuals will be reduced to match their retirement-eligibility date. Dividends or dividend-equivalents are paid on MSPP shares or units, and the participant has the right to vote all MSPP shares. No significant activity occurred during the second quarter of 2007. The following table details the activity in the MSPP for the six months ended June 30, 2007:

	For the Six Months Ended June 30, 2007
	Number of Shares	Wt. Avg. Fair Value
Outstanding - Beginning of period	311,252	$50.16
Purchased	57,679	$80.97
Vested	(63,545)	$28.92
Forfeited	(10,130)	$63.60

Outstanding - End of period	295,256	$60.29

Employee Stock Purchase Plan—Under the 1998 Employee Stock Purchase Plan of C. R. Bard, Inc. (“ESPP”), domestic employees and certain foreign employees can purchase Bard stock at a 15% discount to the lesser of the market price on the beginning or ending date of the six-month periods ending June 30 and December 31 of each year. Employees may elect to make after-tax payroll deductions of 1% to 10% of compensation as defined by the plan up to a maximum of $25,000 per year. The ESPP is intended to meet the requirements of Section 423 of the Internal Revenue Code of 1986, as amended. Employee payroll deductions are for six-month periods beginning each January 1 and July 1. Shares of the company’s common stock are purchased on June 30 or December 31 or the following business day, unless either the purchase of such shares was delayed at the election of the participant or the participant’s employment was terminated. Purchased shares are restricted for sale or transfer for a six-month period. All participant funds received prior to the ESPP purchase dates are held as company liabilities without interest or other increment. No dividends are paid on employee contributions until shares are purchased. On January 3, 2007, employees purchased 58,272 shares under the ESPP. On July 2, 2007, employees purchased 59,741 shares under the ESPP.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The company valued the ESPP option utilizing the Black-Sholes method. The following table outlines the assumptions used:

	January 3, 2007 Purchase	July 2, 2007 Purchase
Dividend yield (annual rate)	0.08%	0.08%
Risk-free interest rate	5.17%	5.07%
Expected option life in years	0.5	0.5
Expected volatility	21%	21%
Option value	$15.67	$17.85

13. Pension and Other Postretirement Benefit Plans

Defined Benefit Pension Plans - The company has both tax-qualified and nonqualified, noncontributory defined benefit pension plans that together cover substantially all domestic and certain foreign employees. These plans provide benefits based upon a participant’s compensation and years of service. The nonqualified plans are made up of the following arrangements: a nonqualified supplemental deferred compensation arrangement and a nonqualified excess pension deferred compensation arrangement (“nonqualified plans”). The nonqualified supplemental deferred compensation arrangement provides supplemental income to key executives of the company. The benefit is determined by the accumulation of an account balance that results from a percentage of pay credit and interest. No deferrals of pay are required from participants. The balance is paid to a participant after retirement over a 15-year period. The nonqualified excess pension deferred compensation arrangement provides benefits to key employees that cannot be provided by the qualified plan due to Internal Revenue Service (“IRS”) limitations. The company uses a September 30 measurement date for all of its defined benefit pension plans. The components of net periodic benefit expense for the quarters and six months ended June 30, 2007 and 2006, respectively, are as follows:

	For the Quarter Ended June 30,
	2007			2006
(dollars in millions)	Tax Qualified Plans	Nonqualified Plans	Total	Tax Qualified Plans	Nonqualified Plans	Total
Service cost net of employee contributions	$3.8	$0.6	$4.4	$3.4	$0.5	$3.9
Interest cost	3.2	0.5	3.7	3.0	0.5	3.5
Expected return on plan assets	(4.3)	—	(4.3)	(3.9)	—	(3.9)
Amortization/settlement/curtailment	1.3	0.1	1.4	1.4	0.1	1.5

Net periodic pension expense	$4.0	$1.2	$5.2	$3.9	$1.1	$5.0

	For the Six Months Ended June 30,
	2007			2006
(dollars in millions)	Tax Qualified Plans	Nonqualified Plans	Total	Tax Qualified Plans	Nonqualified Plans	Total
Service cost net of employee contributions	$7.6	$1.2	$8.8	$6.8	$1.0	$7.8
Interest cost	6.4	1.0	7.4	6.0	1.0	7.0
Expected return on plan assets	(8.6)	—	(8.6)	(7.8)	—	(7.8)
Amortization/settlement/curtailment	2.6	0.2	2.8	2.8	0.2	3.0

Net periodic pension expense	$8.0	$2.4	$10.4	$7.8	$2.2	$10.0

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Postretirement Benefit Plans - The company does not provide subsidized postretirement healthcare benefits and life insurance coverage except to a limited number of former employees. The measurement date used to determine other postretirement benefit measures for the postretirement benefit plan is December 31. As this plan is unfunded, contributions are made as benefits are incurred. The components of net periodic benefit expense for the quarters and six months ended June 30, 2007 and 2006, respectively, are as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
(dollars in millions)	2007	2006	2007	2006
Service cost	$—	$—	$—	$—
Interest cost	0.1	0.2	0.3	0.4
Amortization of unrecognized net loss	0.1	0.1	0.2	0.2

Net periodic benefit expense	$0.2	$0.3	$0.5	0.6

Employer Contributions to Defined Benefit and Other Postretirement Plans - The company’s objective in funding its domestic tax-qualified plan is to accumulate funds sufficient to provide for all benefits and to satisfy the minimum contribution requirements of the Employee Retirement Income Security Act of 1974 (ERISA). Outside the United States, the company’s objective is to fund the international retirement costs over time within the limits of minimum requirements and allowable tax deductions. The company’s annual funding decisions also consider the relationship between each tax-qualified plan’s asset returns compared to the plan’s corresponding expense and consider the relationship between each tax-qualified plan’s benefit obligation and its corresponding funded status. For the six months ended June 30, 2007 and 2006, the company made no required or voluntary contributions to its U.S. tax-qualified plan. For the six months ended June 30, 2007 and 2006, the company made voluntary contributions of $5.0 million and $0.8 million to the company’s non-U.S. tax-qualified plans, respectively. The nonqualified plans include supplemental plans which are generally not funded.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Segment Information from Continuing Operations

The company’s management considers its business to be a single segment entity—the manufacture and sale of medical devices. The company’s products generally share similar distribution channels and customers. The company designs, manufactures, packages, distributes and sells medical, surgical, diagnostic and patient care devices that are purchased by hospitals, physicians and nursing homes, many of which are used once and discarded. The company’s chief operating decision makers evaluate their various global product portfolios on a net sales basis. The company’s chief operating decision makers generally evaluate profitability and associated investment on an enterprise-wide basis due to shared infrastructures. The following table represents net sales from continuing operations by geographic region based on the location of the external customer:

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
(dollars in millions)
Net sales:
United States	$374.8	$345.8	$748.7	$674.4
Europe	105.1	91.9	199.7	173.9
Japan	28.1	24.8	54.5	49.8
Rest of world	37.7	34.0	71.0	64.3

Total net sales	$545.7	$496.5	$1,073.9	$962.4

Income from continuing operations before tax provision	$139.3	$114.3	$281.7	$224.5

Long-lived assets	$1,163.9	$1,110.8	$1,163.9	$1,110.8

Capital expenditures	$11.4	$17.3	$25.2	$37.6

Depreciation and amortization	$20.0	$18.3	$38.8	$33.9

The following table represents net sales from continuing operations by disease state management:

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
(dollars in millions)
Net sales:
Vascular	$135.9	$119.7	$263.6	$233.4
Urology	160.9	147.5	316.1	280.2
Oncology	141.9	117.0	269.7	228.0
Surgical Specialties	86.5	94.5	183.6	182.6
Other products	20.5	17.8	40.9	38.2

Total net sales	$545.7	$496.5	$1,073.9	$962.4

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

The company’s key growth initiatives include continued focus on research and development, the expansion of its sales organization, business development activities, improved manufacturing efficiencies and operating margins. The company’s margins and net income are driven by the company’s ability to generate sales of its products and improve operating efficiency.

The company’s ability to improve sales over time depends in part upon its success in developing and marketing new products. In this regard, the company has strategically increased funding of research and development activities in recent years, with a focus on products and markets that are growing faster than 8% annually. In 2006, the company spent approximately $145.7 million on research and development, an increase of approximately 173% from research and development spending of approximately $53.4 million in 2001. For the quarter ended June 30, 2007, the company spent approximately $35.1 million on research and development compared to $37.2 million in the quarter ended June 30, 2006. Second quarter 2007 spending included payments of $1.6 million for purchased research and development (“purchased R&D”). Second quarter 2006 spending included payments of $6.4 million for purchased R&D. In light of the complexity of the process of developing and bringing new products to market, the company expects a lag of as much as several years before the results of increased research and development spending are reflected in net sales. In addition, there can be no assurance that research and development activities will successfully generate new products or that new products will be successful in the market.

As part of its growth initiatives, the company has increased its sales force by approximately 200 sales positions since 2003. The company believes that its sales force expansions enhance geographic coverage, increase focus on high-growth businesses, facilitate new product introductions and aid in the identification of new product opportunities at the call-point level.

The company also plans to generate increased sales through selective acquisitions of businesses, products and technologies. In general, the company focuses on small to medium acquisitions of products and technologies that complement or expand on the company’s existing product portfolio. In addition, the company may from time to time selectively consider acquisitions of larger, established companies under appropriate circumstances. From time to time, the company may divest lines of business in which the company is not able to reasonably attain or maintain a leadership position or for other strategic reasons. For a discussion of significant acquisitions and dispositions that the company completed during 2006 and the first six months of 2007 see the information in Note 2 Acquisitions and Divestitures in the notes to consolidated financial statements contained in the company’s Annual Report on Form 10-K/A and Note 2 Acquisitions and Divestitures in the notes to the unaudited condensed consolidated financial statements contained in this report.

The company has a comprehensive program aimed at improving manufacturing efficiencies. This program has built on the company’s past restructuring activities and has focused on the improvement of both margins and cash flow.

Results of Continuing Operations

Net Sales

The company’s revenues are generated from sales of the company’s products, net of discounts, returns, rebates and other allowances. Bard reported consolidated net sales for the second quarter ended June 30, 2007 of $545.7 million, an increase of 10% on a reported basis over the second quarter ended June 30, 2006 consolidated net sales of $496.5 million. For the second quarter ended June 30, 2007, net sales increased 8% on a constant currency basis over the prior-year period. “Net sales on a constant currency basis” is a non-GAAP financial measure and should not be viewed as a replacement of GAAP results (see “Management’s Use of Non-GAAP Measures” below). Bard reported consolidated net sales for the six months ended June 30, 2007 of $1,073.9 million, an increase of 12% on a reported basis over the six months ended June 30, 2006 consolidated net sales of $962.4 million. For the six months ended June 30, 2007, net sales increased 10% on a constant currency basis over the prior-year period.

The geographic breakdown of net sales by the location of the third-party customer for the quarters and six months ended June 30, 2007 and 2006, respectively, is set forth below.

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
United States	69%	70%	70%	70%
Europe	19%	18%	19%	18%
Japan	5%	5%	5%	5%
Rest of world	7%	7%	6%	7%

Total net sales	100%	100%	100%	100%

Price changes had the effect of increasing consolidated net sales for the quarter ended June 30, 2007 by 0.3% compared to the same period in the prior year. Exchange rate fluctuations had the effect of increasing consolidated net sales for the quarter ended June 30, 2007 by 2% as compared to the same period in the prior year. Price changes had the effect of increasing consolidated net sales for the six months ended June 30, 2007 by 0.3% compared to the same period in the prior year. Exchange rate fluctuations had the effect of increasing consolidated net sales for the six months ended June 30, 2007 by 2% as compared to the same period in the prior year. The primary exchange rate movement that impacts net sales is the movement of the Euro compared to the U.S. dollar. The impact of exchange rate movements on net sales is not indicative of the impact on net earnings due to the offsetting impact of exchange rate movements on operating costs and expenses, costs incurred in other currencies and the company’s hedging activities.

U.S. net sales in the quarter ended June 30, 2007 of $374.8 million increased 8% over U.S. net sales of $345.8 million in the quarter ended June 30, 2006. International net sales in the quarter ended June 30, 2007 of $170.9 million increased 13% on a reported basis and 7% on a constant currency basis over international net sales of $150.7 million in the second quarter ended June 30, 2006. Bard’s six months ended June 30, 2007 U.S. net sales of $748.7 million increased 11% over the six months ended June 30, 2006 U.S. net sales of $674.4 million. Bard’s six months ended June 30, 2007 international sales of $325.2 million increased 13% on a reported basis and 7% on a constant currency basis over the six months ended June 30, 2006 international sales of $288.0 million.

Presented below is a discussion of consolidated net sales by disease state for the quarters and six months ended June 30, 2007 and 2006, respectively;

Product Group Summary of Net Sales

	For the Quarter Ended June 30,				For the Six Months Ended June 30,
(dollars in millions)	2007	2006	Change	Constant Currency	2007	2006	Change	Constant Currency
Vascular	$135.9	$119.7	14%	10%	$263.6	$233.4	13%	10%
Urology	160.9	147.5	9%	8%	316.1	280.2	13%	11%
Oncology	141.9	117.0	21%	20%	269.7	228.0	18%	17%
Surgical Specialties	86.5	94.5	(8)%	(10)%	183.6	182.6	1%	(1)%
Other	20.5	17.8	15%	13%	40.9	38.2	7%	6%

Total net sales	$545.7	$496.5	10%	8%	$1,073.9	$962.4	12%	10%

Vascular Products - Bard markets a wide range of products for the peripheral vascular market, including endovascular products, electrophysiology products and surgical graft products. Consolidated net sales for the quarter ended June 30, 2007 of vascular products increased 14% on a reported basis (10% on a constant currency basis) compared to the prior year’s second quarter. U.S. net sales for the quarter ended June 30, 2007 of vascular products grew 11% compared to the prior year’s second quarter. International net sales for the quarter ended June 30, 2007 increased 17% on a reported basis (9% on a constant currency basis) compared to the prior year’s second quarter. Consolidated net sales for the six months ended June 30, 2007 of vascular products increased 13% on a reported basis (10% on a constant currency basis) compared to the same period in the prior year. U.S. net sales for the six months ended June 30, 2007 of vascular products grew 15% compared to the same period in the prior year. International net sales for the six months ended June 30, 2007 increased 11% on a reported basis (4% on a constant currency basis) compared to the same period in the prior year. The vascular group is the company’s most global business, with international net sales comprising 45% and 44% of consolidated net sales of vascular products for the quarter and six months ended June 30, 2007, respectively.

Consolidated net sales for the quarter ended June 30, 2007 of endovascular products increased 15% on a reported basis (12% on a constant currency basis) compared to the prior year’s second quarter. Consolidated net sales for the six months ended June 30, 2007 of endovascular products increased 16% on a reported basis (13% on a constant currency basis) compared to the same period in the prior year. The company’s percutaneous transluminal angioplasty balloon catheter, vena cava filter, stent graft and biopsy product lines contributed to the growth in this category.

Consolidated net sales for the quarter ended June 30, 2007 of electrophysiology products increased 25% on a reported basis (20% on a constant currency basis) compared to the prior year’s second quarter. Consolidated net sales for the six months ended June 30, 2007 of electrophysiology products increased 18% on a reported basis (13% on a constant currency basis) compared to the same period in the prior year. Strong sales performance in the company’s electrophysiology laboratory systems, steerable diagnostic catheter line and products for the diagnosis of atrial fibrillation have driven the growth in electrophysiology products for the quarter and six months ended June 30, 2007.

Consolidated net sales for the quarter ended June 30, 2007 of surgical graft products decreased 1% on a reported basis (3% on a constant currency basis) compared to the prior year’s second quarter. Consolidated net sales for the six months ended June 30, 2007 of surgical graft products increased 1% on a reported basis (decreased 2% on a constant currency basis) compared to the same period in the prior year.

Urology Products - Bard markets a wide range of products for the urology market, including basic drainage products, continence products, pelvic floor reconstruction products and urological specialty products. Bard also markets the StatLock® line of catheter stabilization devices, which are used to secure many of the catheters across Bard’s product portfolio. Consolidated net sales for the quarter ended June 30, 2007 of urology products were $160.9 million, an increase of 9% on a reported basis (8% on a constant currency basis) compared to the prior year’s second quarter. U.S. net sales of urology products represented 72% of consolidated net sales of urology products for the quarter ended June 30, 2007 and grew 9% compared to the prior year’s quarter. International net sales for the quarter ended June 30, 2007 of urology products increased 10% on a reported basis (5% on a constant currency basis) compared to the prior year’s quarter. Consolidated net sales for the six months ended June 30, 2007 of urology products were $316.1 million, an increase of 13% on a reported basis (11% on a constant currency basis) compared to the same period in the prior year. U.S. net sales of urology products represented 72% of consolidated net sales of urology products for the six months ended June 30, 2007 and grew 12% compared to the same period in the prior year. International net sales for the six months ended June 30, 2007 of urology products increased 15% on a reported basis (9% on a constant currency basis) compared to the same period in the prior year.

Basic drainage products represent the core of the company’s urology business. Consolidated net sales for the quarter ended June 30, 2007 of basic drainage products increased 5% on a reported basis (4% on a constant currency basis) compared to the prior year’s second quarter. Consolidated net sales for the quarter ended June 30, 2007 of infection control Foley catheter products grew 11% on both a reported basis and constant currency basis compared to the same period in the prior year. Consolidated net sales for the six months ended June 30, 2007 of basic drainage products increased 6% on a reported basis (5% on a constant currency basis) compared to the same period in the prior year. Consolidated net sales for the six months ended June 30, 2007 of infection control Foley catheters grew 12% on both a reported basis and constant currency basis compared to the same period in the prior year.

Consolidated net sales for the quarter ended June 30, 2007 of urological specialty products, which include brachytherapy products and services, increased 7% on a reported basis (5% on a constant currency basis) compared to the prior year’s second quarter. Consolidated net sales for the six months ended June 30, 2007 of urological specialty products increased 7% on a reported basis (5% on a constant currency basis) compared to the same period in the prior year. Net sales of the company’s endourology products have gained momentum in recent quarters due to increased focus by the company’s urological specialty sales force.

Consolidated net sales for the quarter ended June 30, 2007 of continence products increased 5% on a reported basis (2% on a constant currency basis) compared to the prior year’s second quarter. The company’s pelvic floor reconstruction product line was the primary growth driver in the continence category for the quarter ended June 30, 2007. Consolidated net sales for the six months ended June 30, 2007 of continence products increased 8% on a reported basis (5% on a constant currency basis) compared to the same period in the prior year. Late in the second quarter ended June 30, 2007 the company launched a new line of surgical slings and additional configurations of its pelvic floor reconstruction product line.

Consolidated net sales for the quarter ended June 30, 2007 of the Statlock® line of products, which was acquired as of April 10, 2006, increased 64% on both a reported basis and constant currency basis compared to the prior year’s second quarter.

Oncology Products - The company’s oncology products include specialty access products used primarily for chemotherapy. Consolidated net sales for the quarter ended June 30, 2007 of oncology products grew 21% on a reported basis (20% on a constant currency basis) compared to the prior year’s second quarter. U.S. net sales for the quarter ended June 30, 2007 of oncology products grew 24% compared to the prior year’s second quarter. International net sales for the quarter ended June 30, 2007 of oncology products grew 15% on a reported basis (9% on a constant currency basis) compared to the prior year’s second quarter. Consolidated net sales for the six months ended June 30, 2007 of oncology products grew 18% on a reported basis (17% on a constant currency basis) compared to the same period in the prior year. U.S. net sales for the six months ended June 30, 2007 of oncology products grew 20% compared to the same period in the prior year. International net sales for the six months ended June 30, 2007 of oncology products grew 14% on a reported basis (8% on a constant currency basis) compared to the same period in the prior year. The company’s specialty access ports and peripherally-inserted central catheters (“PICCs”) were the primary contributors to the strong net sales growth in the oncology category for the six months ended June 30, 2007.

Surgical Specialty Products - Surgical specialty products include soft tissue repair, performance irrigation and hemostasis product lines. Consolidated net sales for the quarter ended June 30, 2007 of surgical specialty products decreased 8% on a reported basis (10% on a constant currency basis) compared to the prior year’s second quarter. U.S. net sales for the quarter ended June 30, 2007 of surgical specialty products decreased 15% compared to the prior year’s second quarter. International net sales for the quarter ended June 30, 2007 of surgical specialty products increased 11% on a reported basis (6% on a constant currency basis) compared to the prior year’s second quarter. During the second quarter ended June 30, 2007, the company made the decision to initiate both a voluntary recall and a withdrawal of its reusable Salute® hernia fixation device from the market. The results for second quarter and six months ended June 30, 2007 included an accrual associated with this decision that reduced net sales by $2.3 million. Consolidated net sales for the six months ended June 30, 2007 of surgical specialty products increased 1% on a reported basis (decreased 1% on a constant currency basis) compared to the same period in the prior year. U.S. net sales for the six months ended June 30, 2007 of surgical specialty products decreased 3% compared to the same period in the prior year. International net sales for the six months ended June 30, 2007 of surgical specialty products grew 12% on a reported basis (7% on a constant currency basis) compared to the same period in the prior year. The decline in net sales for the quarter ended June 30, 2007 of surgical specialty products was due primarily to the net effect of (i) additional sales in the quarter ended June 30, 2006 resulting from the return to market of certain of the previously-recalled Composix® Kugel® hernia patch products (see below); (ii) the reduction in net sales associated with the decision to initiate both a voluntary recall and a withdrawal of the company’s reusable Salute® hernia fixation device from the market as noted above; and (iii) backorders in the company’s hernia fixation and performance irrigation lines due to temporary product component issues. The decline in net sales growth for the six months ended June 30, 2007 was due primarily to those same factors. These component issues could continue and may impact consolidated net sales of surgical specialty products in subsequent quarters.

Consolidated net sales for the quarter ended June 30, 2007 of soft tissue repair products decreased 7% on a reported basis (8% on a constant currency basis) compared to the prior year’s second quarter. Consolidated net sales for the six months ended June 30, 2007 of soft tissue repair products increased 2% on a reported basis (1% on a constant currency basis) compared to the same period in the prior year. The decline in net sales for the quarter ended June 30, 2007 of soft tissue repair products was due primarily to the factors noted above. The decline in net sales growth for the six months ended June 30, 2007 was due primarily to those same factors.

On December 29, 2005, the company initiated a voluntary Class I product recall of its Bard® Composix® Kugel® Mesh X-Large Patch intended for ventral hernia repair. The company’s sales results for the quarter and year ended December 31, 2005 included a net sales reduction of $7.8 million in the surgical specialty group due to this recall, resulting in a 1 percentage point reduction in 2005 consolidated ongoing net sales growth on a constant currency basis. Following the recall, the U.S. Food and Drug Administration (“FDA”) conducted a follow-up inspection and issued an FDA Form-483 to the company’s Davol, Inc. subsidiary identifying certain observations. The company has addressed these observations.

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

Following the expanded recall, the FDA conducted a follow-up inspection and issued an FDA Form-483 to Davol identifying certain observations regarding Davol’s quality systems. The company has responded and is in the process of addressing these observations. On April 25, 2007, Davol received a Warning Letter from the New England District Office of the FDA resulting from the follow-up inspection. The Warning Letter relates specifically to non-conformances in Davol’s quality systems previously identified in the related Form-483. The Warning Letter states that, until Davol resolves the outstanding issues covered by the Warning Letter, no premarket submissions for Class III devices to which the non-conformances are reasonably related will be cleared or approved. Davol presently has no such submissions before the FDA. The company has responded to all observations in the Warning Letter and intends to fully implement corrective actions to address the FDA’s concerns. The company has met with FDA representatives to advise them of the progress being made in addressing observations in the Warning Letter and has proposed a re-inspection of the Davol facility in the first quarter of 2008. The company cannot, however, give any assurances that the FDA will be satisfied with its response to the Warning Letter or as to the expected date of resolution of matters included in the Warning Letter.

Other Products - The other product group includes irrigation, wound drainage and certain original equipment manufacturers’ (OEM) products. Consolidated net sales of other products for the quarter ended June 30, 2007 were $20.5 million, an increase of 15% on a reported basis (13% increase on a constant currency basis) compared to the prior year’s second quarter.
Consolidated net sales of other products for the six months ended June 30, 2007 were $40.9 million, an increase of 7% on a reported basis (6% on a constant currency basis) compared to the same period in the prior year.

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

The following is a summary of major costs and expenses as a percentage of net sales for the quarters and six months ended June 30, 2007 and 2006, respectively:

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of goods sold	39.7%	39.2%	39.4%	38.7%
Marketing, selling and administrative expense	29.4%	30.9%	29.3%	30.7%
Research and development expense	6.4%	7.5%	6.1%	7.9%
Interest expense	0.5%	0.9%	0.5%	1.0%
Other (income) expense, net	(1.6)%	(1.5)%	(1.5)%	(1.6)%

Total costs and expenses	74.4%	77.0%	73.8%	76.7%

Cost of goods sold - The acquisition of Venetec International, Inc. (“Venetec”) in the second quarter of 2006 increased cost of goods sold as a percentage of net sales by approximately 70 basis points sequentially due to the amortization of intangible assets for the quarter ended June 30, 2006. The company’s cost of goods sold as a percentage of net sales for the quarter ended June 30, 2007 was 39.7%, an increase of 50 basis points from the cost of goods sold as a percentage of net sales of 39.2% for the quarter ended June 30, 2006. Included in these costs were charges totaling $3.4 million, or 0.6% of net sales, associated with the decision in the second quarter ended June 30, 2007 to initiate both a voluntary recall and a withdrawal of the company’s reusable Salute® hernia fixation device from the market (see above). The company’s cost of goods sold as a percentage of net sales for the six months ended June 30, 2007 was 39.4%, an increase of 70 basis points from the cost of goods sold as a percentage of net sales for the six months ended June 30, 2006 of 38.7%.

Marketing, selling and administrative expense - The company’s marketing, selling and administrative costs as a percentage of net sales for the quarter ended June 30, 2007 was 29.4%. Marketing, selling and administrative costs as a percentage of net sales for the quarter ended June 30, 2006 was 30.9%. The company’s marketing, selling and administrative costs as a percentage of net sales for the six months ended June 30, 2007 was 29.3%. Marketing, selling and administrative costs as a percentage of net sales for the six months ended June 30, 2006 was 30.7%. The decrease in expense as a percentage of net sales was a result of tight spending controls in certain marketing, selling and administrative areas.

Research and development expense - Research and development expenses are comprised of expenses related to internal research and development activities, milestone payments for third-party research and development activities and purchased R&D costs arising from the company’s business development activities. The components of internal research and development expenses include: salary and benefits, allocated overhead and occupancy costs, clinical trial and related clinical manufacturing costs, contract services and milestone payments for third-party research and development. All research and development costs are expensed as incurred. Included in the research and development costs in the second quarter ended June 30, 2007 was purchased R&D of approximately $1.6 million pretax, compared to the $6.4 million pretax of purchased R&D for same period in the prior year. Included in the research and development costs for the six months ended June 30, 2007 was purchased R&D of approximately $1.6 million pretax, compared to the $16.8 million pretax of purchased R&D for the six months ended June 30, 2006.

Interest expense - Interest expense for the quarter ended June 30, 2007 decreased to $3.0 million from the $4.5 million for the quarter ended June 30, 2006. Interest expense for the six months ended June 30, 2007 decreased to $5.9 million from the $9.2 million for the six months ended June 30, 2006. The reduction in interest expense for the three and six months ended June 30, 2007 periods was due to a decline in outstanding borrowings.

Other (income) expense, net - The table below presents the components of other (income) expense, net for the quarters and six months ended June 30, 2007 and 2006, respectively:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
(dollars in millions)	2007	2006	2007	2006
Interest income	$(8.2)	$(6.3)	$(15.3)	$(14.1)
Foreign exchange (gains) losses	(0.5)	0.3	(0.7)	—
Investment gains	—	(1.6)	—	(1.6)
Other, net	(0.1)	—	(0.2)	0.4

Total other (income) expense, net	$(8.8)	$(7.6)	$(16.2)	$(15.3)

Interest income - For the quarter ended June 30, 2007, interest income was approximately $8.2 million, compared to approximately $6.3 million for the quarter ended June 30, 2006. For the six months ended June 30, 2007, interest income was approximately $15.3 million, compared to approximately $14.1 million for the six months ended June 30, 2006. The increase in 2007 was primarily due to higher cash and cash equivalents balances.

Income tax provision - The following is a reconciliation between the effective tax rates and the statutory rates for the quarters and six months ended June 30, 2007 and 2006, respectively:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
U.S. federal statutory rate	35%	35%	35%	35%
State income taxes, net of federal benefit	2%	1%	2%	1%
Operations taxed at less than U.S. rate	(7)%	(9)%	(8)%	(10)%
Other, net	—	2%	—	2%

Effective tax rate	30%	29%	29%	28%

The company’s effective tax rate for the quarter ended June 30, 2007 increased to 30%, compared to 29% for the same period in 2006. The company’s effective tax rate for the six months of operations ended June 30, 2007 increased to 29% compared to 28% for the same period in 2006. This change is principally due to the impact associated with the purchased R&D and the decision to initiate both a voluntary recall and a withdrawal of the company’s reusable Salute® hernia fixation device from the market, as noted above.

Net Income and Earnings Per Share

Bard reported consolidated net income for the quarter ended June 30, 2007 of $97.5 million. Consolidated net income for the quarter ended June 30, 2006 was $81.4 million. Bard reported diluted earnings per share for the quarter ended June 30, 2007 of $0.91, an increase of 20% from diluted earnings per share for the quarter ended June 30, 2006 of $0.76. Bard reported consolidated net income for the six months ended June 30, 2007 of $199.1 million. Consolidated net income for the six months ended June 30, 2006 was $162.5 million. Bard reported diluted earnings per share for the six months ended June 30, 2007 of $1.86, an increase of 22% from diluted earnings per share for the six months ended June 30, 2006 of $1.52.

As described above under “Costs and Expenses,” certain items in the quarters and six months ended June 30, 2006 and June 30, 2007 impact the comparability of the company’s results of operations between periods.

Liquidity and Capital Resources from Continuing Operations

The company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Significant factors affecting the management of liquidity are: cash flows generated from operating activities, capital expenditures, investments in businesses and technologies, cash dividends and common stock repurchases. Cash provided from operations continues to be the company’s primary source of funds. Should it be necessary, the company believes it could borrow adequate funds at competitive terms. The table below summarizes liquidity measures for Bard as of June 30, 2007 and 2006, respectively:

	2007	2006
(dollars in millions)
Cash and cash equivalents	$497.5	$420.0
Short-term investments	122.3	101.4

Subtotal	$619.8	$521.4

Working capital	$1,036.7	$579.3

Current ratio	5.30/1	2.11/1

Total debt	$150.6	$231.4

Short-term investments that have original maturities of ninety days or less are considered cash equivalents. Working capital is defined as current assets less current liabilities. Current ratio is defined as the ratio of current assets to current liabilities.

The following table and explanations provide cash flow data from continuing operations for the six months ended June 30, 2007 and 2006, respectively:

	2007	2006
(dollars in millions)
Net cash provided by operating activities	$237.7	$131.4

Net cash used in investing activities	$(105.2)	$(315.8)

Net cash used in financing activities	$(56.5)	$(160.4)

Operating activities - For the six months ended June 30, 2007, the company generated $237.7 million cash flow from operations, $106.3 million more than the cash flow from operations reported for the six months ended June 30, 2006. Adjustments to reconcile net income to net cash provided by operating activities were $38.6 million and $(31.1) million for the six months ended June 30, 2007 and 2006, respectively. The increase in cash flow from operations was due primarily to a tax payment made in the first quarter of 2006 related to the company’s repatriation of foreign earnings in 2005 pursuant to the AJCA and other improvements in working capital balances. For the six months ended June 30, 2007, net income of $199.1 million increased $36.6 million over net income reported for the six months ended June 30, 2006. Depreciation expense was approximately $24.3 million for the six months ended June 30, 2007 and $22.2 million for the six months ended June 30, 2006. Amortization expense was approximately $14.5 million for the six months ended June 30, 2007 and $11.7 million for the six months ended June 30, 2006.

Investing activities - For the six months ended June 30, 2007, the company used $105.2 million in cash for investing activities, $210.6 million less than the $315.8 million used for investing activities reported for the six months ended June 30, 2006. In April 2006, the company paid approximately $166.0 million for the outstanding stock of Venetec International, Inc. Capital expenditures amounted to $25.2 million and $37.6 million for the six months ended June 30, 2007 and 2006, respectively. These cash expenditures were financed primarily with cash from operations.

Financing activities - For the six months ended June 30, 2007, the company used $56.5 million in cash for financing activities, $103.9 million less than the $160.4 million used in financing activities reported for the six months ended June 30, 2006. Cash flow related to financing activities included changes in borrowings, equity proceeds related to option exercises, purchases of company stock and dividend payments. Total debt was $150.6 million at June 30, 2007 and $231.4 million at June 30, 2006. Total debt to total capitalization was 7.4% and 12.2% at June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007, the company spent approximately $81.3 million to purchase 980,000 shares of common stock of the company. For the six months ended June 30, 2006, the company spent approximately $102.6 million to purchase 1,497,600 shares of common stock of the company. At June 30, 2007, a total of approximately $217.4 million remains under the company’s $500 million share purchase authorization approved by the Board of Directors in 2005. The company paid cash dividends of $0.28 per share in the six months ended June 30, 2007 and $0.26 per share in the six months ended June 30, 2006.

On June 28, 2007, the company amended its existing domestic syndicated bank credit facility with a $400 million five-year credit agreement that expires in June 2012. The amended credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The facility includes pricing based on the company’s long-term credit rating and includes a financial covenant that limits the amount of total debt to total capitalization. There were no outstanding borrowings or commercial paper borrowings at June 30, 2007 and December 31, 2006. In addition, on October 21, 2005, a wholly owned foreign subsidiary of the company entered into a $250 million syndicated bank credit facility to be used for general corporate needs, including in support of the company’s decision in 2005 to repatriate undistributed foreign earnings under the AJCA. Loans under the facility bear interest at the company’s option at a fixed spread to LIBOR or the higher of prime rate and 0.50% over the federal funds rate. The facility expires in October 2008. There were no outstanding borrowings under the facility at June 30, 2007 and December 31, 2006.

At June 30, 2007, the company had $149.8 million of unsecured notes that mature in 2026 and pay a semi-annual coupon of 6.70%. The coupon interest closely approximates the effective annual cost of the notes. The market value of the notes approximated $153.4 million at June 30, 2007.

At June 30, 2007, the company’s long-term debt was rated “A” by Standard and Poor’s and “Baa1” by Moody’s, and the company’s commercial paper ratings were “A-1” by Standard and Poor’s and “P-2” by Moody’s. The company believes that this overall financial strength gives Bard sufficient financing flexibility.

Commitments and Contingencies

Based upon the expiration of statutes of limitations and/or the conclusion of tax examinations in several jurisdictions, the company believes it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease by up to $20.0 million within 12 months of June 30, 2007. There have been no other significant changes to the company’s contractual obligations and commercial commitments in the first six months of 2007 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the company’s Annual Report on Form 10-K/A for the year ended December 31, 2006. See Note 3 Income Tax Expense in the notes to the unaudited condensed consolidated financial statements contained in this report.

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

Approximately 100 federal and state lawsuits involving individual claims, as well as three putative class actions, have been filed or asserted against the company with respect to its Bard® Composix® Kugel® product intended for ventral hernia repair (collectively, the “Composix Claims”). The company voluntarily recalled certain sizes and lots of the product beginning in December 2005. The actions generally seek damages for personal injury resulting from use of the product and the putative class actions, none of which has been certified, also seek (i) medical monitoring, (ii) compensatory damages, (iii) punitive damages, (iv) a judicial finding of defect and causation and/or (v) attorneys’ fees. On June 22, 2007, the Judicial Panel on Multidistrict Litigation transferred Composix lawsuits pending in federal courts nationwide into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings. The federal actions have been transferred to the United States District Court for the District of Rhode Island.

The Composix Claims are at an early stage and, therefore, the company cannot reasonably predict the outcome of the proceedings or determine an estimate, or a range of estimates, of potential damages, nor the time frame in which they may be resolved. While the company intends to vigorously defend the Composix Claims, it cannot give any assurances that the Composix Claims will not have a material adverse impact on the company’s result of operations in a future period or the company’s financial position or liquidity.

On February 21, 2007, Southeast Missouri Hospital filed a putative class action complaint on behalf of itself and all others similarly situated against the company and another manufacturer under the caption Southeast Missouri Hospital v. C. R. Bard, Inc., et al. (Civil Action No. 1:07-cv-00031, United States District Court, Eastern District of Missouri, Southeastern District). The plaintiff alleges that the company and the other defendant conspired to exclude competitors from the market and to maintain the company’s market share by engaging in conduct in violation of state and federal antitrust laws. The plaintiff seeks injunctive relief and money damages. Antitrust damages are subject to trebling. The company intends to defend this matter vigorously. At this time, it is not possible to assess the likelihood of an adverse outcome or determine an estimate, or a range of estimates, of potential damages. The company cannot give any assurances that this matter will not have a material adverse impact on the company’s results of operations in a future period or the company’s financial position or liquidity.

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

Income Taxes - The company operates in multiple taxing jurisdictions, both within the United States and outside the United States. The company has filed tax returns with positions that may be challenged by the tax authorities. These positions relate to, among others, transfer pricing, the deductibility of certain expenses, intercompany transactions as well as other matters. Although the outcome of tax audits is uncertain, in management’s opinion, adequate provisions for income taxes have been made for potential liabilities resulting from such matters. The company regularly assesses its tax position for such matters and includes reserves for those differences in position. The reserves are utilized or reversed once the statute of limitations has expired and/or upon the conclusion of the tax examination. The company believes that the ultimate outcome of these matters will not have a material impact on its financial position or liquidity but may be material to the income tax provision and net income in a future period. Effective January 1, 2007, the company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”).

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

New Accounting Pronouncements - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of FAS 157 are effective as of the beginning of Bard’s 2008 fiscal year. The company does not expect the adoption of FAS 157 to have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is expected to expand the use of fair value measurement, which is consistent with the long-term measurement objectives for accounting for financial instruments. FAS 159 is effective as of the beginning of Bard’s 2008 fiscal year with early adoption permitted. The company does not expect the adoption of FAS 159 to have a material impact on its financial statements.

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

In addition, there are substantial risks inherent in the medical device business. The company’s business involves the design, development, manufacture, packaging, distribution and sale of life-sustaining medical devices. These devices are often utilized on, or permanently or temporarily implanted in, patients in clinically demanding circumstances, such as operating rooms, emergency units, intensive care and critical care settings, among others. These circumstances, among other factors, can cause the products to become associated with adverse clinical events, including patient mortality and injury, and could lead to product liability claims, (including lawsuits seeking class action status or seeking to establish multi-district litigation proceedings) and other litigation, product withdrawals, recalls, field corrections or regulatory enforcement actions relating to one or more of the company’s products, any of which could have a material adverse effect on our business, financial position, liquidity and results of operations. For further discussion of risks applicable to our business, see “Risk Factors” in our Annual Report on Form 10-K/A.

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

•

damage to any company facility, which could render the company unable to manufacture one or more products (as the company may utilize only one manufacturing facility for certain of its major products) and may require the company to reduce the output of products at the damaged facility thereby making it difficult to meet product shipping targets; and

•

the potential impairment of goodwill and intangible assets of the company resulting from insufficient cash flow generated from such assets specifically, or our business more broadly, so as to not allow the company to justify the carrying value of the assets.

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

•

performance, efficacy or safety concerns for existing products, whether scientifically justified or not, that may lead to product withdrawals, recalls, field corrections, regulatory enforcement actions, litigation or declining sales, including adverse events relating to the company’s vena cava filters and hernia repair products;

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

•

difficulties obtaining necessary components or raw materials used in the company’s products and/or price increases from the company’s suppliers of critical components or raw materials or other interruptions of the supply chain; and

•

customers that may limit the number of manufacturers or vendors from which they will purchase products, which can result in the company’s inability to sell products to or contract with large hospital systems, integrated delivery networks or group purchasing organization.

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

Legal disputes, including:

•	disputes over intellectual property rights;

•	product liability claims, including lawsuits seeking class action status or seeking to establish multi-district litigation proceedings;

•	claims asserting securities law violations;

•	claims asserting, and subpoenas seeking information regarding, violations of law in connection with federal and/or state healthcare programs such as Medicare or Medicaid;

•	derivative shareholder actions;

•	claims and subpoenas asserting antitrust violations;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Bard operates on a global basis and therefore is subject to the exposures that arise from foreign exchange rate fluctuations. The company manages these exposures using operational and economic hedges as well as derivative financial instruments. The company’s foreign currency exposures may change over time as changes occur in the company’s international operations. The company’s objective in managing its exposures to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with assets, liabilities, net investments and probable commitments denominated in foreign currencies. In order to reduce the risk of foreign currency exchange rate fluctuations, the company will from time to time enter into derivative financial instruments to hedge a portion of its expected foreign currency denominated cash flow from operations. The instruments that the company uses for hedging are forward contracts and options with major financial institutions. The company expects that the changes in fair market value of such contracts will have a high correlation to the price changes in the related hedged cash flow. The principal currencies the company hedges are the Euro, the British Pound, the Mexican Peso and the Japanese Yen. Any gains and losses on these hedge contracts are expected to offset changes in the value of the related exposure. Bard’s risk management guidelines prohibit entering into financial instruments for speculative purposes. The company enters into foreign currency transactions only to the extent that foreign currency exposure exists. A sensitivity analysis of changes in the fair value of all foreign exchange derivative contracts at June 30, 2007 indicates that if the U.S. dollar uniformly strengthened by 10% against all currencies, the fair value of these contracts would increase by $0.3 million, and if the U.S. dollar uniformly weakened by 10% against all currencies, the fair value of these contracts would increase by $1.7 million. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.

In December 1996, the company issued $150.0 million of 6.70% notes due 2026. In the fourth quarter of 2006, approximately $0.2 million of the notes were redeemed and the remaining balance of approximately $149.8 million is included in long-term debt. The market value of the notes approximated $153.4 million at June 30, 2007. Assuming a 100 basis point increase or decrease in U.S. interest rates and assuming that the notes are held to maturity, the market value of the notes would approximate $137.9 million or $171.5 million, respectively, on June 30, 2007.

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

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of June 30, 2007. Based upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2007, the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) provide reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

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

Approximately 100 federal and state lawsuits involving individual claims, as well as three putative class actions, have been filed or asserted against the company with respect to its Bard® Composix® Kugel® product intended for ventral hernia repair (collectively, the “Composix Claims”). The company voluntarily recalled certain sizes and lots of the product beginning in December 2005. The actions generally seek damages for personal injury resulting from use of the product and the putative class actions, none of which has been certified, also seek (i) medical monitoring, (ii) compensatory damages, (iii) punitive damages, (iv) a judicial finding of defect and causation and/or (v) attorneys’ fees. On June 22, 2007, the Judicial Panel on Multidistrict Litigation transferred Composix lawsuits pending in federal courts nationwide into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings. The federal actions have been transferred to the United States District Court for the District of Rhode Island.

The Composix Claims are at an early stage and, therefore, the company cannot reasonably predict the outcome of the proceedings or determine an estimate, or a range of estimates, of potential damages, nor the time frame in which they may be resolved. While the company intends to vigorously defend the Composix Claims, it cannot give any assurances that the Composix Claims will not have a material adverse impact on the company’s result of operations in a future period or the company’s financial position or liquidity.

On February 21, 2007, Southeast Missouri Hospital filed a putative class action complaint on behalf of itself and all others similarly situated against the company and another manufacturer under the caption Southeast Missouri Hospital v. C. R. Bard, Inc., et al. (Civil Action No. 1:07-cv-00031, United States District Court, Eastern District of Missouri, Southeastern District). The plaintiff alleges that the company and the other defendant conspired to exclude competitors from the market and to maintain the company’s market share by engaging in conduct in violation of state and federal antitrust laws. The plaintiff seeks injunctive relief and money damages. Antitrust damages are subject to trebling. The company intends to defend this matter vigorously. At this time, it is not possible to assess the likelihood of an adverse outcome or determine an estimate, or a range of estimates, of potential damages. The company cannot give any assurances that this matter will not have a material adverse impact on the company’s results of operations in a future period or the company’s financial position or liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)

	Issuer Purchases of Equity Securities
		Open Market Purchases
Period	Employee Benefit Plan Shares Surrendered For Taxes(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Approximate Dollar Value Purchased as Part of Publicly Announced Program(2)	Maximum Approximate Dollar Value that May Yet Be Purchased Under Publicly Announced Program(2)
April 1 - April 30, 2007	5,050	50,000	$83.29	$4,100,000	$294,600,000
May 1 - May 31, 2007	1,199	930,000	82.96	77,200,000	217,400,000
June 1 - June 30, 2007	380	—	—	—	217,400,000

Total	6,629	980,000	$82.98	$81,300,000	$217,400,000

(1)	Transactions represent the purchase of restricted shares from employees to satisfy tax withholding requirements on the vesting of equity-based awards. None of these transactions were made in the open market.
(2)	On December 14, 2005, the Board of Directors approved the repurchase of up to $500 million of the common stock of the company.

Item 4. Submission of Matters to a Vote of Security Holders

The company’s annual meeting of shareholders was held on April 18, 2007. The information set forth in Part II, Item 4 of the company’s quarterly report on Form 10-Q for the period ended March 31, 2007 is hereby incorporated by reference.

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
Date: July 27, 2007

/s/ FRANK LUPISELLA JR.
Frank Lupisella Jr. Vice President and Controller