Form 10-Q
period 2007-09-30
BARD C R INC /NJ/
filed 2007-10-29
CIK 9892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 22, 2007
Common Stock - $0.25 par value	101,896,907

C. R. BARD, INC. AND SUBSIDIARIES

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands except shares and par values, unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$470,800	$416,200
Short-term investments	104,200	101,000
Accounts receivable, less allowances of $16,400 and $15,700, respectively	347,200	334,100
Inventories	248,400	224,300
Short-term deferred tax assets	33,500	32,800
Other current assets	43,700	24,500
Assets of discontinued operations	—	1,000

Total current assets	1,247,800	1,133,900

Net property, plant and equipment	343,800	342,700
Intangibles	759,700	721,900
Deferred tax assets	49,400	32,500
Other assets	62,100	46,200

Total assets	$2,462,800	$2,277,200

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$800	$—
Accounts payable	46,100	57,800
Accrued compensation and benefits	87,500	93,800
Accrued expenses	88,700	101,100
Income taxes payable	13,900	36,300
Liabilities of discontinued operations	—	300

Total current liabilities	237,000	289,300

Long-term debt	149,800	150,600
Other long-term liabilities	189,900	117,400
Deferred income taxes	19,700	21,900
Commitment and contingent liabilities (Note 11)
Shareholders’ investment:
Preferred stock, $1 par value, authorized 5,000,000 shares; none issued	—	—
Common stock, $0.25 par value, authorized 600,000,000 shares at September 30, 2007 and December 31, 2006; issued and outstanding 101,784,725 shares at September 30, 2007 and 103,155,437 shares at December 31, 2006	25,500	25,800
Capital in excess of par value	797,200	659,700
Retained earnings	1,040,500	1,026,800
Accumulated other comprehensive income (loss)	3,200	(14,300)

Total shareholders’ investment	1,866,400	1,698,000

Total liabilities and shareholders’ investment	$2,462,800	$2,277,200

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars and shares in thousands except per share amounts, unaudited)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$544,800	$497,500	$1,618,700	$1,459,900

Costs and expenses:
Cost of goods sold	213,700	193,500	636,800	566,400
Marketing, selling and administrative expense	160,900	160,800	475,100	456,400
Research and development expense	34,000	30,900	99,200	106,400
Interest expense	2,900	4,000	8,800	13,200
Other (income) expense, net	(8,900)	13,400	(25,100)	(1,900)

Total costs and expenses	402,600	402,600	1,194,800	1,140,500

Income from continuing operations before tax provision	142,200	94,900	423,900	319,400

Income tax provision	40,100	7,100	122,700	69,000

Income from continuing operations	$102,100	$87,800	$301,200	$250,400

Discontinued operations: (Note 2)
Income (loss) from operations of Tegress™	$—	$(200)	$100	$(200)
Income tax provision	—	—	100	100

Income (loss) on discontinued operations	$—	$(200)	$—	$(300)

Net income	$102,100	$87,600	$301,200	$250,100

Basic earnings (loss) per share:
Income from continuing operations	$0.99	$0.85	$2.92	$2.42
Income (loss) on discontinued operations	—	—	—	—
Net income per share	$0.99	$0.85	$2.92	$2.42

Diluted earnings (loss) per share:
Income from continuing operations	$0.96	$0.82	$2.83	$2.34
Income (loss) on discontinued operations	—	—	—	—
Net income per share	$0.96	$0.82	$2.83	$2.34

Weighted average common shares outstanding - basic	102,700	103,200	103,100	103,500

Weighted average common shares outstanding - diluted	105,900	106,600	106,400	106,900

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT

(dollars in thousands except shares, unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comp. Inc./(Loss)	Total
	Shares	Amount
Balance at December 31, 2006	103,155,437	$25,800	$659,700	$1,026,800	$(14,300)	$1,698,000
Net income				301,200		301,200
Available for sale securities (net of $300 taxes)					(500)	(500)
Change in derivative instruments designated as cash flow hedges (net of $200 taxes)					(100)	(100)
Amortization of pension items included in net periodic pension cost (net of $2,400 taxes)					2,000	2,000
Foreign currency translation adjustment					16,100	16,100

Total comprehensive income				301,200	17,500	318,700
Issuance of common stock	1,829,226	500	59,900			60,400
Share-based compensation			40,300			40,300
Purchase of common stock for treasury	(3,199,938)	(800)		(262,500)		(263,300)
Adjustment for the adoption of FIN 48 (Note 3)				5,300		5,300
Cash dividends declared in current year				(30,300)		(30,300)
Tax benefit relating to employee stock plans			37,300			37,300

Balance at September 30, 2007	101,784,725	$25,500	$797,200	$1,040,500	$3,200	$1,866,400

Balance at December 31, 2005	104,012,498	$26,000	$521,500	$986,000	$2,600	$1,536,100
Net income				250,100		250,100
Available for sale securities (net of $1,600 taxes)					(3,100)	(3,100)
Change in derivative instruments designated as cash flow hedges (net of $600 taxes)					(1,200)	(1,200)
Foreign currency translation adjustment					29,700	29,700

Total comprehensive income				250,100	25,400	275,500
Issuance of common stock	1,208,221	300	43,800			44,100
Share-based compensation			34,900			34,900
Purchases of common stock for treasury	(2,237,600)	(600)		(155,700)		(156,300)
Cash dividend declared in current year				(28,100)		(28,100)
Tax benefit relating to employee stock plans			14,900			14,900

Balance at September 30, 2006	102,983,119	$25,700	$615,100	$1,052,300	$28,000	$1,721,100

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	For the Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities from continuing operations:
Net income	$301,200	$250,100
Loss on discontinued operations	—	(300)

Income from continuing operations	301,200	250,400
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	59,100	52,200
Gain on investments	(200)	(1,600)
Purchased research and development	1,600	16,800
Deferred income taxes	(18,500)	(11,800)
Expenses under stock plans	40,300	34,500
Tax benefits and credits	—	(16,200)
Inventory reserves and provision for doubtful accounts	8,100	10,500
Other noncash items	(300)	(200)
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(9,300)	(27,400)
Inventories	(27,600)	(28,400)
Other operating assets	(8,600)	13,200
Current liabilities, excluding debt	15,700	(41,500)
Pension contributions	(5,500)	(1,200)
Other long-term liabilities	22,900	5,800

Net cash provided by operating activities from continuing operations	378,900	255,100

Cash flows from investing activities from continuing operations:
Capital expenditures	(36,200)	(52,700)
Purchase of available-for-sale securities, net	(3,400)	(77,500)
Proceeds from investments	200	1,600
Payments made for purchases of businesses, net of cash acquired	(42,900)	(170,300)
Patents and other intangibles	(24,600)	(14,200)

Net cash used in investing activities from continuing operations	(106,900)	(313,100)

Cash flows from financing activities from continuing operations:
Repayments of short-term borrowings	—	(105,000)
Proceeds from exercises of share-based payment arrangements, net	49,800	36,900
Excess tax benefit relating to employee stock plans	31,900	12,200
Purchase of common stock	(263,300)	(156,300)
Dividends paid	(44,800)	(41,700)

Net cash used in financing activities from continuing operations	(226,400)	(253,900)

Net cash flows from discontinued operations:
Net cash provided by operating activities	700	2,400
Net cash used in investing activities	—	—
Net cash used in financing activities	—	—
Effect of exchange rate changes on cash in discontinued operations	—	—

Net cash provided by discontinued operations	700	2,400

Effect of exchange rate changes on cash and cash equivalents	8,300	9,900
Increase (decrease) in cash and cash equivalents during the period	54,600	(299,600)

Balance at January 1	416,200	754,200

Balance at September 30	$470,800	$454,600

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Nature of Operations - C. R. Bard, Inc. (the “company” or “Bard”) is engaged in the design, manufacture, packaging, distribution and sale of medical, surgical, diagnostic and patient care devices. The company markets its products worldwide to hospitals, individual healthcare professionals, extended care facilities and alternate site facilities. Bard holds strong market positions in vascular, urology, oncology and surgical specialty products. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements contained in the company’s Annual Report on Form 10-K/A for the year ended December 31, 2006. These condensed consolidated financial statements have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K/A for the year ended December 31, 2006. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the quarter and nine months ended September 30, 2007 are not necessarily indicative of the results expected for the year.

Consolidation - The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The accounts of most foreign subsidiaries are consolidated as of and for the quarter and nine months ended August 31, 2007 and 2006 and as of November 30, 2006. No events occurred related to these foreign subsidiaries during the months of September 2007, September 2006 or December 2006 that materially affected the financial position or results of operations of the company. In addition, the company evaluates its relationships with other entities to identify whether they are variable interest entities as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (R) Consolidation of Variable Interest Entities (“FIN 46R”) and to assess whether it is the primary beneficiary of such entities. If the determination is made that the company is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with FIN 46R. The company has no unconsolidated subsidiaries and no special purpose entities.

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

Research and Development - Research and development expenses are comprised of expenses related to internal research and development activities, milestone payments for third-party research and development activities and purchased research and development costs (“purchased R&D”) arising from the company’s business development activities. The components of internal research and development expense include: salary and benefits, allocated overhead and occupancy costs, clinical trial and related clinical manufacturing costs, contract services and other costs. All research and development costs are expensed as incurred.

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

In order to determine the fair value of stock options on the date of grant, the company utilizes a binomial model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. The risk-free interest rate and dividend yield are based on factual data derived from public sources. The expected stock-price volatility and option life assumptions require significant judgment which makes them critical accounting estimates. The company’s expected stock price volatility is based upon weightings of the historical volatility of the company’s stock and the implied volatility from publicly traded options. The company reviews the trading volumes and option life of its publicly traded options in order to determine the appropriate weighting of implied volatility. This approach is used as a predictor of future realized and implied volatilities and is directly related to stock option valuations. With respect to the weighted-average option life assumption, the company considers the exercise behavior of past grants and models the pattern of aggregate exercises.

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

Treasury Stock - In fiscal 1998, the company began holding repurchased shares of its common stock as treasury stock. The company accounts for these treasury stock purchases as retirements reducing retained earnings by the cost of the repurchase. Reissuances of these treasury shares are accounted for as new issuances. There were approximately 14.3 million treasury shares at September 30, 2007 and approximately 13.0 million treasury shares at December 31, 2006.

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

Supplemental and Noncash Disclosures of Cash Flow Information - For the nine months ended September 30, 2007 and 2006, cash paid for interest was $6.4 million and $10.4 million, respectively. For the nine months ended September 30, 2007 and 2006, cash paid for income taxes was $90.3 million and $119.3 million, respectively. For the nine months ended September 30, 2007 and 2006, noncash transactions were $3.1 million and $0.6 million respectively, for accrued acquisition costs related to the purchase of a business.

Concentration Risks - The company is potentially subject to financial instrument concentration of credit risk through its investments and trade accounts receivable. To mitigate these risks, the company maintains cash and cash equivalents, short-term investments and certain other financial instruments with various major financial institutions. The company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any one institution. Concentrations of risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. However, a significant amount of trade receivables is with national healthcare systems in several countries. Although the company does not currently foresee a credit risk associated with these receivables, repayment is dependent upon the financial stability of those countries’ national economies. Sales to distributors, which supply the company’s products to many end-users, accounted for approximately 33% of the company’s net sales in 2006, and the five largest distributors combined, including Medicon, Inc., the company’s joint venture in Japan, accounted for approximately 70% of such sales.

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

Goodwill and Acquired Intangible Assets - Goodwill and intangible assets that have indefinite useful lives are not amortized but rather are tested for impairment annually or more frequently if impairment indicators arise. None of the company’s intangible assets have an indefinite life. Intangible assets with determinable lives are amortized on a straight-line basis over their useful lives. Goodwill and intangible assets have been recorded at either incurred or allocated cost. Allocated costs were based on respective fair market values of identifiable assets at the date of acquisition. The company has generally assigned goodwill recorded in connection with an acquisition to its four reporting units, each of which is one level below the company’s single reporting segment, based on the reporting unit that sponsored the acquisition. An impairment loss is recognized to the extent that the carrying amount exceeds the reporting unit’s fair market value.

New Accounting Pronouncements - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The company is in the process of analyzing the impact of this new standard on the company’s consolidated financial statements. The provisions of FAS 157 are effective as of the beginning of Bard’s 2008 fiscal year.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is expected to expand the use of fair value measurement, which is consistent with the long-term measurement objectives for accounting for financial instruments. The company is in the process of analyzing the impact of this new standard on the company’s consolidated financial statements. FAS 159 is effective as of the beginning of Bard’s 2008 fiscal year with early adoption permitted.

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

Condensed financial information related to the discontinued operation is as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
(dollars in millions)
Net sales	$—	$1.4	0.3	4.7
Pretax income from operations	—	(0.2)	0.1	(0.2)
Income tax provision	—	—	0.1	0.1
Income (loss) on discontinued operations	—	(0.2)	—	(0.3)

For the nine months ended September 30, 2007, TegressTM cash flows of $0.7 million relate to the collection of customer receivables arising prior to January 31, 2007 and the wind-down of clinical studies, leases and intellectual property matters. There are no significant environmental or product liabilities associated with the discontinued operations.

Inrad, Inc. - On June 13, 2007, the company acquired the assets of Inrad, Inc.’s biopsy marker business for $33.0 million. This product line is included in our vascular disease state category. The total purchase price of $33.8 million includes capitalized acquisition costs for legal and other consulting costs. The company has a contingent payment of $0.3 million that will be due upon the delivery of certain equipment. The company considered a variety of factors, including appraisals, comparable transactions, relief from royalty analysis and other discounted cash-flow approaches in determining purchase price allocations. The purchase price allocation that follows is preliminary as of September 30, 2007 and is expected to be finalized by year-end 2007.

(dollars in millions)
Current assets	$0.6
Core technology	$31.2	(Estimated useful life of 13 yrs)
Other intangibles	$0.3	(Estimated useful life of 5 yrs)
Purchased R&D	$1.6
Goodwill	$0.1

Total	$33.8

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

	Balance at December 31, 2006	FIN 48 Adjustment	Balance at January 1, 2007
(dollars in millions)
Accrued expenses	$101.1	(9.5)	$91.6
Income taxes payable	$36.3	(44.1)	$(7.8)
Other long-term liabilities	$117.4	48.3	$165.7
Retained earnings	$1,026.8	5.3	$1,032.1

The company operates in multiple taxing jurisdictions, both within the United States and outside of the United States, and faces audits from various tax authorities regarding transfer pricing, the deductibility of certain expenses, intercompany transactions as well as other matters. At January 1, 2007, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $45.0 million (of which $42.0 million would impact the effective tax rate if recognized) plus approximately $8.0 million of accrued interest. As of September 30, 2007, the corresponding balance of liability for unrecognized tax benefits is approximately $53.0 million (of which $49.0 million would impact the effective tax rate if recognized) for the items described above plus approximately $11.0 million of accrued interest.

The company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for the respective tax jurisdiction. Within specific countries, the company may be subject to audit by various tax authorities, or subsidiaries operating within the country may be subject to different statute of limitations expiration dates. As of September 30, 2007, a summary of the tax years that remain subject to examination in the company’s major tax jurisdictions are:

United States - federal	2003 and forward
United States – states	2002 and forward
Germany	2002 and forward
Malaysia	2000 and forward
Puerto Rico	2002 and forward
United Kingdom	2004 and forward

Based upon the expiration of statutes of limitations and/or the conclusion of tax examinations in several jurisdictions, the company believes it is reasonably possible that the total amount of previously unrecognized tax benefits for the items discussed above may decrease by up to $20.0 million within 12 months of September 30, 2007.

The company’s policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense. The company does not consider this interest part of its fixed charges.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The company’s effective tax rate for the quarter ended September 30, 2007 increased to 28% compared to 7% for the same period in 2006. The company’s effective tax rate for the nine months ended September 30, 2007 increased to 29% compared to 22% for the same period in 2006. The increases in the tax rate for the quarter and nine months ended September 30, 2007 were due to changes in the mix of income among tax jurisdictions, partially offset by the revaluation of deferred taxes related to changes in certain statutory tax rates outside the United States. The 2006 tax rate was affected by the reduction of the income tax provision primarily related to the expiration of the statute of limitations in the United States for the 2000-2001 tax years.

4. Financial Instruments

Cash equivalents are highly liquid investments purchased with an original maturity of ninety days or less and amounted to $436.9 million and $394.1 million at September 30, 2007 and December 31, 2006, respectively.

The company accounts for short-term investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The company determines the appropriate classification of all short-term investments as held-to-maturity, available-for-sale or trading at the time of purchase and re-evaluates such classifications as of each balance sheet date. There were no investments classified as trading at September 30, 2007 and December 31, 2006. All of the outstanding short-term investments at September 30, 2007 and December 31, 2006 mature within one year. Unrealized gains and losses, net of taxes, are reported as a component of accumulated other comprehensive income (loss) in shareholders’ investment. There were no realized gains or losses on short-term investments reported in the nine months ended September 30, 2007 and the year ended December 31, 2006. The amortized cost, gross unrealized gains (losses) and fair value for short-term investments by major security type at September 30, 2007 and December 31, 2006 were as follows:

	September 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
(dollars in millions)
Held-to-maturity:
Time deposits	$—	$—	$—	$—

Available-for-sale:
Corporate debt securities	103.8	0.5	(0.1)	104.2

Total short-term investments	$103.8	$0.5	$(0.1)	$104.2

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
(dollars in millions)
Held-to-maturity:
Time deposits	$2.6	$—	$—	$2.6
Available-for-sale:
Corporate debt securities	98.1	0.3	—	98.4

Total short-term investments	$100.7	$0.3	$—	$101.0

Because the company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, the company does not consider any unrealized losses to be other than temporary at September 30, 2007.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments in equity securities that have readily determinable fair market values are classified and accounted for as available-for-sale securities in other assets. Available-for-sale equity securities are recorded at fair market value, with the change in fair market value recorded, net of taxes, as a component of accumulated other comprehensive income (loss). The fair market value of available-for-sale equity securities was approximately $3.9 million and $4.5 million at September 30, 2007 and December 31, 2006, respectively. In the quarter ended September 30, 2007, the company donated equity securities with a fair market value of approximately $0.4 million to the company’s charitable foundation. For the nine months ended September 30, 2007, the company donated equity securities with a fair market value of approximately $1.2 million to the company’s charitable foundation.

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

	September 30, 2007	December 31, 2006
(dollars in millions)
Finished goods	$151.2	$139.5
Work in process	23.0	20.0
Raw materials	74.2	64.8

Total	$248.4	$224.3

6. Property, Plant and Equipment

Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. Depreciation is computed over the estimated useful lives of depreciable assets using the straight-line method. The following is a summary of property, plant and equipment:

	September 30, 2007	December 31, 2006
(dollars in millions)
Property, plant and equipment, at cost:
Land	$14.6	$14.5
Buildings and improvements	221.7	214.8
Machinery and equipment	372.4	341.0

	608.7	570.3
Less - accumulated depreciation and amortization	264.9	227.6

Net property, plant and equipment	$343.8	$342.7

Useful lives for property and equipment are as follows:

Buildings and improvements	1 to 40 years
Machinery and equipment	1 to 20 years

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense was approximately $11.9 million and $11.1 million for the quarters ended September 30, 2007 and 2006, respectively. Depreciation expense was approximately $36.2 million and $33.3 million for the nine months ended September 30, 2007 and 2006, respectively. The company capitalized $2.9 million and $3.6 million of internal-use software for the nine months ended September 30, 2007 and 2006, respectively.

7. Intangible Assets

The balances of goodwill and intangible assets are as follows:

	September 30, 2007
	Gross Carrying Value	Accumulated Amortization	Translation	Net Carrying Value	Wt. Avg. Remaining Useful Life (years)
(dollars in millions)
Patents	$247.8	$(54.7)	$—	$193.1	15
Distribution agreements	21.9	(11.8)	—	10.1	21
Licenses	22.7	(7.4)	—	15.3	11
Core technologies	67.1	(9.8)	0.2	57.5	12
Customer relationships	42.7	(12.4)	—	30.3	10
Other intangibles	14.0	(3.4)	—	10.6	14
Goodwill	532.9	(93.3)	3.2	442.8	—

Total	$949.1	$(192.8)	$3.4	$759.7

	December 31, 2006
	Gross Carrying Value	Accumulated Amortization	Translation	Net Carrying Value	Wt. Avg. Remaining Useful Life (in years)
(dollars in millions)
Patents	$241.1	$(42.1)	$—	$199.0	15
Distribution agreements	21.9	(10.6)	—	11.3	20
Licenses	15.9	(5.9)	—	10.0	10
Core technologies	23.1	(7.0)	0.6	16.7	16
Customer relationships	42.6	(9.0)	—	33.6	10
Other intangibles	12.9	(2.2)	—	10.7	13
Goodwill	532.5	(93.3)	1.4	440.6	—

Total	$890.0	$(170.1)	$2.0	$721.9

Amortization expense was approximately $8.4 million and $7.2 million for the quarters ended September 30, 2007 and 2006, respectively. Amortization expense was approximately $22.9 million and $18.9 million for the nine months ended September 30, 2007 and 2006, respectively.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Short-Term Borrowings and Long-Term Debt

The components of short-term borrowings and long-term debt consisted of:

	September 30, 2007	December 31, 2006
(dollars in millions)
Short-Term Borrowings
Current portion of long-term debt	$0.8	$—

Total	$0.8	$—

Long-Term Debt
6.70% notes due 2026	$149.8	$149.8
Other	—	0.8

Total	$149.8	$150.6

Total Debt	$150.6	$150.6

On June 28, 2007, the company amended its existing domestic syndicated bank credit facility with a $400 million five-year credit agreement that expires in June 2012. The amended credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The facility includes pricing based on the company’s long-term credit rating and includes a financial covenant that limits the amount of total debt to total capitalization. There were no outstanding borrowings or commercial paper borrowings at September 30, 2007 and December 31, 2006. In addition, on October 21, 2005, a wholly owned foreign subsidiary of the company entered into a $250 million syndicated bank credit facility to be used for general corporate needs, including in support of the company’s decision in 2005 to repatriate undistributed foreign earnings under the American Jobs Creation Act of 2004 (the “AJCA”). Loans under the facility bear interest at the company’s option at a fixed spread to LIBOR or the higher of prime rate and 0.50% over the federal funds rate. The facility expires in October 2008. There were no outstanding borrowings under the facility at September 30, 2007 and December 31, 2006.

At September 30, 2007 and December 31, 2006, the company had $149.8 million of unsecured notes that mature in 2026 and pay a semi-annual coupon of 6.70%. The coupon interest closely approximates the effective annual cost of the notes. The market value of the notes approximated $150.6 million at September 30, 2007.

Certain of the company’s debt agreements contain customary representations, warranties and default provisions as well as restrictions that, among other things, require the maintenance of operating cash flow levels and limit the amount of debt that the company may have outstanding. As of September 30, 2007, the company was in compliance with all such financial covenants.

9. Other Long-Term Liabilities

The following is a summary of the components of long-term liabilities:

	September 30, 2007	December 31, 2006
(dollars in millions)
Pension, postretirement benefits and long-term compensation	$97.3	$93.0
Income taxes	54.3	—
Product liability accruals and other long-term liabilities	30.5	17.8
Minority interest	7.8	6.6

Total long-term liabilities	$189.9	$117.4

The increase in long-term liabilities is largely based on the reclassification of income taxes in accordance with FIN 48. See Note 3, Income Tax Expense in the notes to the unaudited condensed consolidated financial statements contained in this report.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Derivative Instruments

Bard’s objective in managing its exposures to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with assets, liabilities and anticipated commitments denominated in foreign currencies. The company does not utilize derivative instruments for trading or speculation purposes. No derivative instruments extend beyond December 2008. The company has formally documented the relationships between hedging instruments and hedged items, as well as its risk management objectives. All derivative instruments are recognized on the balance sheet at fair market value. Hedge accounting is followed for derivatives that have been designated and qualify as fair market value and cash flow hedges. For derivatives that have been designated and qualify as fair market value hedges, the changes in the fair market value of highly effective derivatives, along with changes in the fair market value of the hedged assets that are attributable to the hedged risks, are recorded in current period earnings. For derivatives that have been designated and qualify as cash flow hedges, changes in the fair market value of the effective portion of the derivatives’ gains or losses are reported in other comprehensive income. At September 30, 2007 and December 31, 2006, all derivative instruments utilized were highly effective hedging instruments because they were denominated in the same currency as the hedged item and because the maturities of the derivative instruments matched the timing of the hedged items. It is the company’s policy that when a derivative instrument settles, the associated amounts in accumulated other comprehensive income are reversed to cost of goods sold or other (income) expense, net as appropriate. It is the company’s policy that in the event that (1) an anticipated hedged transaction is determined to be not likely to occur or (2) it is determined that a derivative instrument is no longer effective in offsetting changes in the hedged item, the company would reverse the associated amounts in accumulated other comprehensive income to other (income) expense, net.

The company enters into readily marketable traded forward contracts and options with financial institutions to help reduce the exposure to fluctuations between certain currencies. These contracts limit volatility because gains and losses associated with exchange rate movements are generally offset by movements in the underlying hedged item.

The table below shows the notional amounts and fair market value of the company’s currency-related forward contracts and purchased options as of September 30, 2007 and December 31, 2006, respectively.

	September 30, 2007		December 31, 2006
	Notional Value	Fair Value	Notional Value	Fair Value
(dollars in millions)
Forward currency agreements	$25.2	$0.2	$30.7	$1.1
Option contracts	$83.0	$1.6	$64.0	$0.5

A roll forward of the notional value of the company’s currency-related forward contracts and options for the nine months ended September 30, 2007 is as follows:

	Forward currency agreements	Option contracts
(dollars in millions)
December 31, 2006 notional value	$30.7	$64.0
New agreements	28.4	83.0
Expired/cancelled agreements	(33.9)	(64.0)

September 30, 2007 notional value	$25.2	$83.0

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair market value of derivative instruments was estimated by discounting expected cash flows using quoted foreign exchange rates as of September 30, 2007 and December 31, 2006. Judgment was employed in developing estimates of fair market value; accordingly, the estimates presented herein are not necessarily indicative of the amounts that the company could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have an effect on the estimated fair market value amounts. At September 30, 2007, the net fair market value of option contracts and the incremental mark-to-market of forward currency agreements are recorded in either other current assets or accrued expenses in the consolidated balance sheet. For the nine months ended September 30, 2007, the company reclassified a loss of approximately $0.8 million from accumulated other comprehensive income to other (income) expense, net and cost of goods sold in the consolidated statement of income as hedged intercompany balances were settled and as anticipated currency needs arose. This reclassification was net of $0.3 million of associated tax effects.

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

	Beginning Balance December 31, 2006	Charges to Costs and Expenses	Deductions	Ending Balance September 30, 2007
(dollars in millions)
Product warranty accruals	$2.1	$1.4	$(1.7)	$1.8

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

Approximately 180 federal and 60 state lawsuits involving individual claims, as well as nine putative class actions, have been filed or asserted against the company with respect to its Bard® Composix® Kugel® product intended for ventral hernia repair (collectively, the “Composix Claims”). The company voluntarily recalled certain sizes and lots of the product beginning in December 2005. The actions generally seek damages for personal injury resulting from use of the product and the putative class actions, none of which has been certified, also seek (i) medical monitoring, (ii) compensatory damages, (iii) punitive damages, (iv) a judicial finding of defect and causation and/or (v) attorneys’ fees. On June 22, 2007, the Judicial Panel on Multidistrict Litigation transferred Composix lawsuits pending in federal courts nationwide into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island. Approximately 50 of the state lawsuits are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions.

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

12. Share-Based Compensation Plans

The company may grant a variety of share-based payments under the 2003 Long Term Incentive Plan of C. R. Bard, Inc. (the “2003 Plan”) and the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc. (the “Directors’ Plan”) to certain directors, officers and employees. The total number of remaining shares at September 30, 2007 that may be issued under the 2003 Plan was 2,354,272 and under the Directors’ Plan was 112,366. Awards under the 2003 Plan may be in the form of stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, unrestricted stock and other stock-based awards. Awards under the Directors’ Plan may be in the form of stock awards, stock options or stock appreciation rights. The company has two employee share purchase programs.

Amounts recognized in the financial statements for share-based compensation are as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
(dollars in millions)
Total cost of share-based payment plans	$18.0	$16.4	$40.3	$34.9
Amounts capitalized in inventory and fixed assets	(0.8)	—	(1.2)	(0.6)
Amounts recognized in income for amounts previously capitalized in inventory and fixed assets	$0.4	$—	$1.2	$0.2

Amounts charged against income before income tax benefit	$17.6	$16.4	$40.3	$34.5

Amount of related income tax benefit recognized in income	$6.2	$5.8	$14.1	$12.1

As of September 30, 2007, there was approximately $79.3 million of unrecognized compensation costs related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately three years. The company repurchases shares, from time to time, on the open market to satisfy share-based payment arrangements. The company has sufficient treasury shares to satisfy expected share-based payment arrangements for the remainder of the year.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options—The company grants stock options to directors and certain officers and employees with exercise prices equal to the average of the high and low prices of the company’s common stock on the date of grant. These stock option awards generally have requisite service periods between four and five years and ten-year contractual terms. No expense recognition period extends beyond an individual employee’s retirement-eligibility date. Certain stock option awards provide for accelerated vesting after a minimum of one year if certain performance conditions are met. The following table summarizes information regarding total stock option activity and amounts for the quarter and nine months ended September 30, 2007:

	For the Quarter Ended September 30, 2007
Options	Number of Shares	Wt. Avg. Ex. Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding - Beginning of period	7,034,482	$14.16
Granted	1,218,218	25.48
Exercised	(677,728)	8.98
Canceled	(23,566)	22.46

Outstanding - End of period	7,551,406	$16.42	7.03	$252.3

Exercisable - End of period	5,677,810	$13.81	6.26	$236.4

	For the Nine Months Ended September 30, 2007
Options	Number of Shares	Wt. Avg. Ex. Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding - Beginning of period	8,205,606	$13.61
Granted	1,246,018	25.49
Exercised	(1,739,538)	9.30
Canceled	(160,680)	20.23

Outstanding - End of period	7,551,406	$16.42	7.03	$252.3

Exercisable - End of period	5,677,810	$13.81	6.26	$236.4

The company uses a binomial-lattice option valuation model to estimate the fair value of stock options. The following table outlines the assumptions used for the quarter and nine months ended September 30, 2007 and 2006:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Dividend yield (annual rate)	0.7%	0.8%	0.7%	0.8%
Risk-free interest rate	4.96%	5.09%	4.95%	5.09%
Expected option life in years	6.1	5.8	6.1	5.8
Expected volatility	22%	22%	22%	22%
Option fair value	$25.48	$22.66	$25.49	$22.59

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total compensation expense related to stock options was $9.8 million and $24.5 million for the three and nine months ended September 30, 2007, respectively. As of September 30, 2007, there was approximately $27.6 million of total unrecognized compensation costs related to nonvested stock options. These costs are expected to be recognized over a weighted-average period of approximately one year. During the quarter ended September 30, 2007, 1,161,002 options vested with a weighted-average fair value of $20.88. During the nine months ended September 30, 2007, 1,495,918 options vested with a weighted-average fair value of $18.42.

Cash received from stock option exercises for the quarters ended September 30, 2007 and 2006 was $21.1 million and $7.9 million, respectively. The actual tax benefit realized for the tax deductions from stock option exercises totaled $14.4 million and $2.3 million for the quarters ended September 30, 2007 and 2006, respectively. Cash received from stock option exercises for the nine months ended September 30, 2007 and 2006 was $56.2 million and $31.0 million, respectively. The actual tax benefit realized for the tax deductions from stock option exercises totaled $37.3 million and $14.9 million for the nine months ended September 30, 2007 and 2006, respectively.

Restricted Stock, Restricted Stock Units and Other Stock-Based Awards—The company may grant restricted stock, restricted stock units or stock awards to certain employees and directors.

Nonvested Restricted Stock Awards—Restricted stock is issued to the participants on the date of grant, entitling the participants to dividends and the right to vote their respective shares. Restrictions limit the sale or transfer of shares until vested. Certain restricted stock awards have performance features. The fair value of these restricted shares on the date of grant is amortized to expense ratably over the requisite service period. Currently, outstanding restricted stock grants have requisite service periods of between four and seven years. No expense recognition period extends beyond an individual employee’s retirement-eligibility date. The company recorded compensation expense related to restricted stock of $3.9 million and $2.9 million for the quarters ended September 30, 2007 and 2006, respectively. The company recorded compensation expense related to restricted stock of $7.1 million and $4.6 million for the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, there was approximately $28.4 million of total unrecognized compensation costs related to nonvested restricted stock awards. These costs are expected to be recognized over a weighted-average period of approximately three years. The following table details the activity in the nonvested restricted stock awards for the quarter and nine months ended September 30, 2007:

	For the Quarter Ended September 30, 2007		For the Nine Months Ended September 30, 2007
	Number of Shares	Wt. Avg. Grant Date Fair Value	Number of Shares	Wt. Avg. Grant Date Fair Value
Outstanding - Beginning of period	478,109	$63.04	508,200	$62.86
Granted	185,258	$84.71	194,808	$84.47
Vested	(7,868)	$48.64	(10,565)	$53.54
Forfeited	(5,525)	$71.42	(42,469)	$65.37

Outstanding - End of period	649,974	$69.32	649,974	$69.32

Nonvested Restricted Stock Unit Awards—The company granted restricted stock units to certain employees. These restricted stock units have requisite service periods of seven years. No voting or dividend rights are

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

associated with these grants until the underlying shares are issued upon vesting. The following table details the activity in the nonvested restricted stock unit awards for the nine months ended September 30, 2007:

	For the Nine Months Ended September 30, 2007
	Number of Units	Wt. Avg. Grant Date Fair Value
Outstanding - Beginning of period	463,308	$50.71
Granted	155,124	$77.03
Exercised	—	—
Forfeited	(79,367)	$55.12

Outstanding - End of period	539,065	$57.63

Stock Purchase Program and Plans

Management Stock Purchase Program—The company maintains a management stock purchase program under the 2003 Plan (together with a predecessor stock purchase plan, the “MSPP”). Under the MSPP, employees at a specified level may purchase, with their eligible annual bonus, common stock units at a 30% discount from the lower of the price of the common stock on July 1 of the previous year or on the date of purchase, which occurs on the date bonuses are paid. Employees make an election on or before June 30 of the previous year as to the percentage of their eligible annual bonus that will be used to purchase common stock units under the MSPP. Eligible employees are required to utilize at least 25% of their eligible annual bonuses to purchase common stock units under the MSPP to the extent they have not satisfied certain stock ownership guidelines. MSPP shares or units are restricted from sale or transfer for four years from the purchase date. Only shares or units with a value equal to the 30% discount are forfeited if the employee’s employment terminates prior to the end of the four-year vesting period. For all shares or units associated with the 2007 and prior MSPP purchases, the difference between the market price and the purchase price at the purchase date is amortized ratably over a four-year requisite service period. The expense recognition period for certain individuals is reduced to match their retirement-eligibility date. Dividends or dividend-equivalents are paid on MSPP shares or units, and the participant has the right to vote all MSPP shares. The following table details the activity in the MSPP for the nine months ended September 30, 2007:

	For the Nine Months Ended September 30, 2007
	Number of Shares	Wt. Avg. Fair Value
Outstanding - Beginning of period	311,252	$50.16
Purchased	57,679	$80.97
Vested	(77,881)	$30.98
Forfeited	(15,108)	$62.38

Outstanding - End of period	275,942	$61.34

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the third quarter of 2007, the company began using the Black-Scholes model to estimate the expense associated with anticipated 2008 MSPP purchases. The company believes the Black-Scholes model is a more appropriate model to use as a result of the option-like features of the MSPP. The company is amortizing the expense associated with 2008 MSPP purchases over a period that will end four years after purchase. The following table outlines the assumptions used:

Dividend yield (annual rate)	0.7%
Risk-free interest rate	4.97%
Expected option life in years	0.6
Expected volatility	22%
Option fair value	$30.87

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

The company used the Black-Scholes method to estimate the fair value of the ESPP option. The following table outlines the assumptions used:

	January 3, 2007 Purchase	July 2, 2007 Purchase
Dividend yield (annual rate)	0.08%	0.08%
Risk-free interest rate	5.17%	5.07%
Expected option life in years	0.5	0.5
Expected volatility	21%	21%
Option fair value	$15.67	$17.85

13. Pension and Other Postretirement Benefit Plans

Defined Benefit Pension Plans - The company has both tax-qualified and nonqualified, noncontributory defined benefit pension plans that together cover substantially all domestic and certain foreign employees. These plans provide benefits based upon a participant’s compensation and years of service. The nonqualified plans are made up of the following arrangements: a nonqualified supplemental deferred compensation arrangement and a nonqualified excess pension deferred compensation arrangement (“nonqualified plans”). The nonqualified supplemental deferred compensation arrangement provides supplemental income to key executives of the company. The benefit is determined by the accumulation of an account balance that results from a percentage of pay credit and interest. No deferrals of pay are required from participants. The balance is paid to a participant after retirement over a 15-year period. The nonqualified excess pension deferred compensation arrangement provides benefits to key employees that cannot be provided by the qualified plan due to Internal Revenue Service (“IRS”) limitations. The company uses a September 30 measurement date for all of its defined benefit pension

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

plans. The components of net periodic benefit expense for the quarters and nine months ended September 30, 2007 and 2006, respectively, are as follows:

	For the Quarter Ended September 30,
	2007			2006
(dollars in millions)	Tax Qualified Plans	Nonqualified Plans	Total	Tax Qualified Plans	Nonqualified Plans	Total
Service cost net of employee contributions	$3.8	$0.6	$4.4	$3.4	$0.5	$3.9
Interest cost	3.2	0.5	3.7	3.0	0.5	3.5
Expected return on plan assets	(4.3)	—	(4.3)	(3.9)	—	(3.9)
Amortization/settlement/curtailment	1.3	0.1	1.4	1.4	0.1	1.5

Net periodic pension expense	$4.0	$1.2	$5.2	$3.9	$1.1	$5.0

	For the Nine Months Ended September 30,
	2007			2006
(dollars in millions)	Tax Qualified Plans	Nonqualified Plans	Total	Tax Qualified Plans	Nonqualified Plans	Total
Service cost net of employee contributions	$11.4	$1.8	$13.2	$10.2	$1.5	$11.7
Interest cost	9.6	1.5	11.1	9.0	1.5	10.5
Expected return on plan assets	(12.9)	—	(12.9)	(11.7)	—	(11.7)
Amortization/settlement/curtailment	3.9	0.3	4.2	4.2	0.3	4.5

Net periodic pension expense	$12.0	$3.6	$15.6	$11.7	$3.3	$15.0

Other Postretirement Benefit Plans - The company does not provide subsidized postretirement healthcare benefits and life insurance coverage except to a limited number of former employees. The measurement date used to determine other postretirement benefit measures for the postretirement benefit plan is December 31. As this plan is unfunded, contributions are made as benefits are incurred. The components of net periodic benefit expense for the quarters and nine months ended September 30, 2007 and 2006, respectively, are as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
(dollars in millions)	2007	2006	2007	2006
Service cost	$—	$—	$—	$—
Interest cost	0.1	0.2	0.4	0.6
Amortization of unrecognized net loss	0.1	0.1	0.3	0.3

Net periodic benefit expense	$0.2	$0.3	$0.7	0.9

Employer Contributions to Defined Benefit and Other Postretirement Plans - The company’s objective in funding its domestic tax-qualified plan is to accumulate funds sufficient to provide for all benefits and to satisfy the minimum contribution requirements of the Employee Retirement Income Security Act of 1974 (ERISA). Outside the United States, the company’s objective is to fund the international retirement costs over time within the limits of minimum requirements and allowable tax deductions. The company’s annual funding decisions also consider the relationship between each tax-qualified plan’s asset returns compared to the plan’s corresponding expense and consider the relationship between each tax-qualified plan’s benefit obligation and its corresponding

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

funded status. For the nine months ended September 30, 2007 and 2006, the company made no required or voluntary contributions to its U.S. tax-qualified plan. For the nine months ended September 30, 2007 and 2006, the company made voluntary contributions of $5.5 million and $1.2 million to the company’s non-U.S. tax-qualified plans, respectively. On October 3, 2007, the company made an additional voluntary contribution of $15.0 million to its U.S. tax-qualified plan. The nonqualified plans include supplemental plans which are generally not funded.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
(dollars in millions)
Net sales:
United States	$378.2	$348.0	$1,126.9	$1,022.4
Europe	101.9	89.7	301.6	263.6
Japan	27.7	27.2	82.2	77.0
Rest of world	37.0	32.6	108.0	96.9

Total net sales	$544.8	$497.5	$1,618.7	$1,459.9

Income from continuing operations before tax provision	$142.2	$94.9	$423.9	$319.4

Long-lived assets	$1,165.6	$1,154.5	$1,165.6	$1,154.5

Capital expenditures	$11.0	$15.1	$36.2	$52.7

Depreciation and amortization	$20.3	$18.3	$59.1	$52.2

The following table represents net sales from continuing operations by disease state management:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
(dollars in millions)
Net sales:
Vascular	$134.1	$120.3	$397.7	$353.7
Urology	166.4	147.1	482.5	427.3
Oncology	140.9	124.7	410.6	352.7
Surgical Specialties	83.4	84.7	267.0	267.3
Other products	20.0	20.7	60.9	58.9

Total net sales	$544.8	$497.5	$1,618.7	$1,459.9

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

As part of its growth initiatives, the company has increased its sales force by more than 275 sales positions since 2003. The company believes that its sales force expansions enhance geographic coverage, increase focus on high-growth businesses, facilitate new product introductions and aid in the identification of new product opportunities at the call-point level.

The company also plans to generate increased sales through selective acquisitions of businesses, products and technologies. In general, the company focuses on small to medium acquisitions of products and technologies that complement or expand on the company’s existing product portfolio. In addition, the company may from time to time selectively consider acquisitions of larger, established companies under appropriate circumstances. From time to time, the company may divest lines of business in which the company is not able to reasonably attain or maintain a leadership position or for other strategic reasons. For a discussion of significant acquisitions and dispositions that the company completed during 2006 and the first nine months of 2007 see the information in Note 2 Acquisitions and Divestitures in the notes to consolidated financial statements contained in the company’s Annual Report on Form 10-K/A for the year ended December 31, 2006 and Note 2 Acquisitions and Divestitures in the notes to the unaudited condensed consolidated financial statements contained in this report.

The company has a comprehensive program aimed at improving manufacturing efficiencies. This program has built on the company’s past restructuring activities and has focused on the improvement of both margins and cash flow.

Results of Continuing Operations

Net Sales

The company’s revenues are generated from sales of the company’s products, net of discounts, returns, rebates and other allowances. Bard reported consolidated net sales for the third quarter ended September 30, 2007 of $544.8 million, an increase of 10% on a reported basis over the third quarter ended September 30, 2006 consolidated net sales of $497.5 million. For the third quarter ended September 30, 2007, net sales increased 8% on a constant currency basis over the prior-year period. “Net sales on a constant currency basis” is a non-GAAP financial measure and should not be viewed as a replacement of GAAP results (see “Management’s Use of Non-GAAP Measures” below). Bard reported consolidated net sales for the nine months ended September 30, 2007 of $1,618.7 million, an increase of 11% on a reported basis over the nine months ended September 30, 2006 consolidated net sales of $1,459.9 million. For the nine months ended September 30, 2007, net sales increased 9% on a constant currency basis over the prior-year period.

The geographic breakdown of net sales by the location of the third-party customer for the quarters and nine months ended September 30, 2007 and 2006, respectively, is set forth below.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
United States	69%	70%	69%	70%
Europe	19%	18%	19%	18%
Japan	5%	5%	5%	5%
Rest of world	7%	7%	7%	7%

Total net sales	100%	100%	100%	100%

Price changes had the effect of decreasing consolidated net sales for the quarter ended September 30, 2007 by 0.2% compared to the same period in the prior year. Exchange rate fluctuations had the effect of increasing consolidated net sales for the quarter ended September 30, 2007 by 2% as compared to the same period in the prior year. Price changes had the effect of increasing consolidated net sales for the nine months ended September 30, 2007 by 0.1% compared to the same period in the prior year. Exchange rate fluctuations had the effect of increasing consolidated net sales for the nine months ended September 30, 2007 by 2% as compared to the same period in the prior year. The primary exchange rate movement that impacts net sales is the movement of the Euro compared to the U.S. dollar. The impact of exchange rate movements on net sales is not indicative of the impact on net earnings due to the offsetting impact of exchange rate movements on operating costs and expenses, costs incurred in other currencies and the company’s hedging activities.

U.S. net sales in the quarter ended September 30, 2007 of $378.2 million increased 9% over U.S. net sales of $348.0 million in the quarter ended September 30, 2006. International net sales in the quarter ended September 30, 2007 of $166.6 million increased 11% on a reported basis (6% on a constant currency basis) over international net sales of $149.5 million in the quarter ended September 30, 2006. Bard’s nine months ended September 30, 2007 U.S. net sales of $1,126.9 million increased 10% over the nine months ended September 30, 2006 U.S. net sales of $1,022.4 million. Bard’s nine months ended September 30, 2007 international sales of $491.8 million increased 12% on a reported basis (6% on a constant currency basis) over the nine months ended September 30, 2006 international sales of $437.5 million.

Presented below is a discussion of consolidated net sales by disease state for the quarters and nine months ended September 30, 2007 and 2006, respectively:

Product Group Summary of Net Sales

	For the Quarter Ended September 30,				For the Nine Months Ended September 30,
(dollars in millions)	2007	2006	Change	Constant Currency	2007	2006	Change	Constant Currency
Vascular	$134.1	$120.3	11%	9%	$397.7	$353.7	12%	9%
Urology	166.4	147.1	13%	11%	482.5	427.3	13%	11%
Oncology	140.9	124.7	13%	11%	410.6	352.7	16%	15%
Surgical Specialties	83.4	84.7	-2%	-3%	267.0	267.3	—	-1%
Other	20.0	20.7	-3%	-5%	60.9	58.9	3%	2%

Total net sales	$544.8	$497.5	10%	8%	$1,618.7	$1,459.9	11%	9%

Vascular Products - Bard markets a wide range of products for the peripheral vascular market, including endovascular products, electrophysiology products and surgical graft products. Consolidated net sales for the quarter ended September 30, 2007 of vascular products increased 11% on a reported basis (9% on a constant currency basis) compared to the prior year’s third quarter. U.S. net sales for the quarter ended September 30, 2007 of vascular products grew 7% compared to the prior year’s third quarter. International net sales for the quarter ended September 30, 2007 increased 17% on a reported basis (11% on a constant currency basis) compared to the prior year’s third quarter. Consolidated net sales for the nine months ended September 30, 2007 of vascular products increased 12% on a reported basis (9% on a constant currency basis) compared to the same period in the prior year. U.S. net sales for the nine months ended September 30, 2007 of vascular products grew 12% compared to the same period in the prior year. International net sales for the nine months ended September 30, 2007 increased 13% on a reported basis (6% on a constant currency basis) compared to the same period in the prior year. The vascular group is the company’s most global business, with international net sales comprising 45% and 44% of consolidated net sales of vascular products for the quarter and nine months ended September 30, 2007, respectively.

Consolidated net sales for the quarter ended September 30, 2007 of endovascular products increased 17% on a reported basis (15% on a constant currency basis) compared to the prior year’s third quarter. Consolidated net sales for the nine months ended September 30, 2007 of endovascular products increased 16% on a reported basis (13% on a constant currency basis) compared to the same period in the prior year. The company’s percutaneous transluminal angioplasty balloon catheter, vena cava filter, stent graft and biopsy product lines contributed to the growth in this category.

Consolidated net sales for the quarter ended September 30, 2007 of electrophysiology products increased 5% on a reported basis (2% on a constant currency basis) compared to the prior year’s third quarter. Sales growth in the quarter ended September 30, 2007 was affected by a decline in sales of electrophysiology laboratory systems, which can fluctuate significantly due to the timing of capital equipment purchases by hospitals. Consolidated net sales for the nine months ended September 30, 2007 of electrophysiology products increased 13% on a reported basis (9% on a constant currency basis) compared to the same period in the prior year. Sales growth of electrophysiology products for the nine months ended September 30, 2007 was driven by the performance of the company’s electrophysiology laboratory systems, steerable diagnostic catheter line and products for the diagnosis of atrial fibrillation.

Consolidated net sales for the quarter ended September 30, 2007 of surgical graft products were flat on a reported basis (decreased 2% on a constant currency basis) compared to the prior year’s third quarter. Consolidated net sales for the nine months ended September 30, 2007 of surgical graft products were flat on a reported basis (decreased 2% on a constant currency basis) compared to the same period in the prior year.

Urology Products - Bard markets a wide range of products for the urology market, including basic drainage products, continence products, pelvic floor reconstruction products and urological specialty products. Bard also markets the StatLock® line of catheter stabilization devices, which are used to secure many of the catheters across Bard’s product portfolio. Consolidated net sales for the quarter ended September 30, 2007 of urology products increased 13% on a reported basis (11% on a constant currency basis) compared to the prior year’s third quarter. U.S. net sales of urology products for the quarter ended September 30, 2007 grew 16% compared to the prior year’s quarter. International net sales for the quarter ended September 30, 2007 of urology products increased 6% on a reported basis (1% on a constant currency basis) compared to the prior year’s quarter. Consolidated net sales for the nine months ended September 30, 2007 of urology products increased 13% on a reported basis (11% on a constant currency basis) compared to the same period in the prior year. U.S. net sales of urology products for the nine months ended September 30, 2007 grew 13% compared to the same period in the prior year. International net sales for the nine months ended September 30, 2007 of urology products increased 12% on a reported basis (6% on a constant currency basis) compared to the same period in the prior year.

Basic drainage products represent the core of the company’s urology business. Consolidated net sales for the quarter ended September 30, 2007 of basic drainage products increased 6% on a reported basis (5% on a constant currency basis) compared to the prior year’s third quarter. Consolidated net sales for the quarter ended September 30, 2007 of infection control Foley catheter products grew 10% on both a reported basis and constant currency basis compared to the same period in the prior year. Consolidated net sales for the nine months ended September 30, 2007 of basic drainage products increased 6% on a reported basis (5% on a constant currency basis) compared to the same period in the prior year. Consolidated net sales for the nine months ended September 30, 2007 of infection control Foley catheters grew 11% on both a reported basis and constant currency basis compared to the same period in the prior year.

Consolidated net sales for the quarter ended September 30, 2007 of urological specialty products, which include brachytherapy products and services, increased 4% on a reported basis (3% on a constant currency basis) compared to the prior year’s third quarter. Consolidated net sales for the nine months ended September 30, 2007 of urological specialty products increased 6% on a reported basis (4% on a constant currency basis) compared to the same period in the prior year. Net sales of the company’s endourology products have gained momentum in recent quarters due to increased focus by the company’s urological specialty sales force.

Consolidated net sales for the quarter ended September 30, 2007 of continence products increased 17% on a reported basis (14% on a constant currency basis) compared to the prior year’s third quarter. The company’s pelvic floor reconstruction product line and surgical slings were the primary growth drivers in the continence category for the quarter ended September 30, 2007. Consolidated net sales for the nine months ended September 30, 2007 of continence products increased 11% on a reported basis (8% on a constant currency basis) compared to the same period in the prior year.

Consolidated net sales for the quarter ended September 30, 2007 of the Statlock® line of products, which was acquired as of April 10, 2006, increased 82% on a reported basis (81% on a constant currency basis) compared to the prior year’s third quarter. For the quarter ended September 30, 2007, sales of the Statlock® line of products were favorably impacted by increased dealer purchases in anticipation of a price increase scheduled for November 2007. Increased dealer inventory levels as a result of these purchases may impact future sales of the StatLock® line of products, including sales in the fourth quarter of 2007.

Oncology Products - The company’s oncology products include specialty access products used primarily for chemotherapy. Consolidated net sales for the quarter ended September 30, 2007 of oncology products grew 13% on a reported basis (11% on a constant currency basis) compared to the prior year’s third quarter. U.S. net sales represented 74% of consolidated net sales of oncology products for the quarter ended September 30, 2007 and grew 12% compared to the prior year’s third quarter. International net sales for the quarter ended September 30, 2007 of oncology products grew 15% on a reported basis (9% on a constant currency basis) compared to the prior year’s third quarter. Consolidated net sales for the nine months ended September 30, 2007 grew 16% on a reported basis (15% on a constant currency basis) compared to the same period in the prior year. U.S. net sales represented 75% of consolidated net sales of oncology products for the nine months ended September 30, 2007 of oncology products and grew 17% compared to the same period in the prior year. International net sales for the nine months ended September 30, 2007 of oncology products grew 14% on a reported basis (8% on a constant currency basis) compared to the same period in the prior year. The company’s specialty access ports and peripherally-inserted central catheters (“PICCs”) were the primary contributors to the strong net sales growth in the oncology category for the nine months ended September 30, 2007.

Surgical Specialty Products - Surgical specialty products include soft tissue repair, performance irrigation and hemostasis product lines. Consolidated net sales for the quarter ended September 30, 2007 of surgical specialty products decreased 2% on a reported basis (3% on a constant currency basis) compared to the prior year’s third quarter. U.S. net sales for the quarter ended September 30, 2007 of surgical specialty products decreased 3% compared to the prior year’s third quarter. International net sales for the quarter ended September 30, 2007 of surgical specialty products increased 2% on a reported basis (decreased 3% on a constant currency basis) compared to the prior year’s third quarter. Consolidated net sales for the nine months ended September 30, 2007 of surgical specialty products were flat on a reported basis (decreased 1% on a constant currency basis) compared to the same period in the prior year. U.S. net sales for the nine months ended September 30, 2007 of surgical specialty products decreased 3% compared to the same period in the prior year. International net sales for the nine months ended September 30, 2007 of surgical specialty products grew 9% on a reported basis (3% on a constant currency basis) compared to the same period in the prior year. Net sales for the quarter and the nine months ended September 30, 2007 of surgical specialty products were impacted primarily by the performance of the soft tissue repair product line.

Consolidated net sales for the quarter ended September 30, 2007 of the company’s soft tissue repair product line, which includes core hernia repair and hernia fixation products, decreased 3% on a reported basis (4% on a constant currency basis) compared to the prior year’s third quarter due primarily to: (i) the continuing effect of the company’s decision during the quarter ended June 30, 2007 to initiate both a voluntary recall and a withdrawal of the company’s reusable Salute® hernia fixation device from the market; (ii) a backorder in the company’s disposable Salute II hernia fixation device due to product component and manufacturing scale-up issues; and (iii) flat sales of the company’s core hernia repair products. These product component and manufacturing scale-up issues may impact consolidated net sales of the soft tissue repair product line in subsequent quarters. Consolidated net sales of the soft tissue repair product line for the nine months ended September 30, 2007 were flat on a reported basis (decreased 1% on a constant currency basis) compared to the same period in the prior year due primarily to items (i) and (ii) noted above and flat sales in the company’s core hernia repair products. The trend in the core hernia repair product line could continue.

On December 29, 2005, the company initiated a voluntary Class I product recall of its Bard® Composix® Kugel® Mesh X-Large Patch intended for ventral hernia repair. The company’s sales results for the quarter and year ended December 31, 2005 included a net sales reduction of $7.8 million in the surgical specialty group due to this recall, resulting in a 1 percentage point reduction in 2005 consolidated ongoing net sales growth on a constant currency basis. Following the recall, the U.S. Food and Drug Administration (“FDA”) conducted an inspection and issued an FDA Form-483 to the company’s Davol, Inc. subsidiary identifying certain observations. The company has addressed these observations.

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

Other Products - The other product group includes irrigation, wound drainage and certain original equipment manufacturers’ (OEM) products. Consolidated net sales of other products for the quarter ended September 30, 2007 were $20.0 million, a decrease of 3% on a reported basis (5% on a constant currency basis) compared to the prior year’s third quarter.
Consolidated net sales of other products for the nine months ended September 30, 2007 were $60.9 million, an increase of 3% on a reported basis (2% on a constant currency basis) compared to the same period in the prior year.

Costs and Expenses

The company’s costs and expenses consist of cost of goods sold, marketing, selling and administrative expense, research and development expense, interest expense and other (income) expense, net. Cost of goods sold consist principally of the manufacturing and distribution costs of the company’s products as well as royalties and the amortization of intangible assets. Marketing, selling and administrative expense consists principally of the costs associated with the company’s sales and administrative organizations. Research and development expense consists principally of expenses incurred with respect to internal research and development activities, milestone payments for third-party research and development activities and purchased R&D costs arising from the company’s business development activities. Purchased R&D payments may impact the comparability of the company’s results of operations between periods. Interest expense consists of interest charges on indebtedness. Other (income) expense, net consists principally of interest income, foreign exchange gains and losses and other items, some of which may impact the comparability of the company’s results of operations between periods.

The following is a summary of major costs and expenses as a percentage of net sales for the quarters and nine months ended September 30, 2007 and 2006, respectively:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of goods sold	39.2%	38.9%	39.3%	38.8%
Marketing, selling and administrative expense	29.5%	32.3%	29.4%	31.3%
Research and development expense	6.3%	6.2%	6.1%	7.2%
Interest expense	0.5%	0.8%	0.6%	0.9%
Other (income) expense, net	(1.6)%	2.7%	(1.6)%	(0.1)%

Total costs and expenses	73.9%	80.9%	73.8%	78.1%

Cost of goods sold - The company’s cost of goods sold as a percentage of net sales for the quarter ended September 30, 2007 was 39.2%, an increase of 30 basis points from the cost of goods sold as a percentage of net sales of 38.9% for the quarter ended September 30, 2006. The company’s cost of goods sold as a percentage of net sales for the nine months ended September 30, 2007 was 39.3%, an increase of 50 basis points from the cost of goods sold as a percentage of net sales for the nine months ended September 30, 2006 of 38.8%. The acquisition of Venetec International, Inc. (which included the Statlock® line of products) in the second quarter of 2006 increased cost of goods sold as a percentage of net sales by approximately 70 basis points sequentially from the first quarter of 2006 due to the amortization of intangible assets.

Marketing, selling and administrative expense - The company’s marketing, selling and administrative costs as a percentage of net sales for the quarter ended September 30, 2007 was 29.5%. Marketing, selling and administrative costs as a percentage of net sales for the quarter ended September 30, 2006 was 32.3%. The company’s marketing, selling and administrative costs as a percentage of net sales for the nine months ended September 30, 2007 was 29.4%. Marketing, selling and administrative costs as a percentage of net sales for the nine months ended September 30, 2006 was 31.3%. The decrease in expense as a percentage of net sales was a result of tight spending controls in certain marketing, selling and administrative areas.

Research and development expense - Research and development expenses are comprised of expenses related to internal research and development activities, milestone payments for third-party research and development activities and purchased R&D costs arising from the company’s business development activities. The components of internal research and development expenses include: salary and benefits, allocated overhead and occupancy costs, clinical trial and related clinical manufacturing costs, contract services and milestone payments for third-party research and development. All research and development costs are expensed as incurred. Included in the research and development costs for the nine months ended September 30, 2007 was purchased R&D of approximately $1.6 million pretax, compared to the $16.8 million pretax of purchased R&D for the nine months ended September 30, 2006. For the quarter ended September 30, 2007, the company spent approximately $34.0 million on research and development compared to $30.9 million in the quarter ended September 30, 2006. For the nine months ended September 30, 2007, the company spent approximately $99.2 million on research and development compared to $106.4 million in the nine months ended September 30, 2006.

Interest expense - Interest expense for the quarter ended September 30, 2007 decreased to $2.9 million from the $4.0 million for the quarter ended September 30, 2006. Interest expense for the nine months ended September 30, 2007 decreased to $8.8 million from the $13.2 million for the nine months ended September 30, 2006. The reduction in interest expense for the three and nine months ended September 30, 2007 was due to a decline in outstanding borrowings.

Other (income) expense, net - The table below presents the components of other (income) expense, net for the quarters and nine months ended September 30, 2007 and 2006, respectively:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
(dollars in millions)	2007	2006	2007	2006
Interest income	$(8.1)	$(6.6)	$(23.4)	$(20.7)
Foreign exchange (gains) losses	(0.4)	(0.1)	(1.1)	(0.1)
Investment gains	—	—	(0.2)	(1.6)
Legal settlement	(0.3)	20.0	—	20.0
Other, net	(0.1)	0.1	(0.4)	0.5

Total other (income) expense, net	$(8.9)	$13.4	$(25.1)	$(1.9)

Interest income - For the quarter ended September 30, 2007, interest income was approximately $8.1 million, compared to approximately $6.6 million for the quarter ended September 30, 2006. For the nine months ended September 30, 2007, interest income was approximately $23.4 million, compared to approximately $20.7 million for the nine months ended September 30, 2006. The increase in 2007 was primarily due to higher balances of cash and cash equivalents.

Legal settlement - In the third quarter and the nine months ended September 30, 2006, other (income) expense, net included a charge of approximately $20.0 million for the settlement of the previously disclosed legal action entitled Sakharam D. Mahurkar v. C.R. Bard, Inc., Bard Access Systems, Inc. and Bard Healthcare, Inc.

Income tax provision - The following is a reconciliation between the effective tax rates and the statutory rates for the quarters and nine months ended September 30, 2007 and 2006, respectively:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
U.S. federal statutory rate	35%	35%	35%	35%
State income taxes, net of federal benefit	2%	2%	2%	2%
Operations taxed at less than U.S. rate	-7%	-11%	-7%	-10%
Resolution of prior period tax items	—	-17%	—	-5%
Impact of foreign tax reform on deferred taxes	-3%	—	-1%	—
Other, net	1%	-2%	—	—

Effective tax rate	28%	7%	29%	22%

The company’s effective tax rate for the quarter ended September 30, 2007 increased to 28% compared to 7% for the same period in 2006. The company’s effective tax rate for the nine months ended September 30, 2007 increased to 29% compared to 22% for the same period in 2006. The increases in the tax rate for the quarter and nine months ended September 30, 2007 were due to changes in the mix of income among tax jurisdictions, partially offset by the revaluation of deferred taxes related to changes in certain statutory tax rates outside the United States. The 2006 tax rate was affected by the reduction of the income tax provision primarily related to the expiration of the statute of limitations in the United States for the 2000-2001 tax years.

Net Income and Earnings Per Share

Bard reported consolidated net income for the quarter ended September 30, 2007 of $102.1 million. Consolidated net income for the quarter ended September 30, 2006 was $87.6 million. Bard reported diluted earnings per share for the quarter ended September 30, 2007 of $0.96, an increase of 17% from diluted earnings per share for the quarter ended September 30, 2006 of $0.82. Bard reported consolidated net income for the nine months ended September 30, 2007 of $301.2 million. Consolidated net income for the nine months ended September 30, 2006 was $250.1 million. Bard reported diluted earnings per share for the nine months ended September 30, 2007 of $2.83, an increase of 21% from diluted earnings per share for the nine months ended September 30, 2006 of $2.34.

As described above under “Costs and Expenses,” certain items in the quarters and nine months ended September 30, 2007 and September 30, 2006 impact the comparability of the company’s results of operations between periods.

Liquidity and Capital Resources from Continuing Operations

The company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Significant factors affecting the management of liquidity are: cash flows generated from operating activities, capital expenditures, investments in businesses and technologies, cash dividends and common stock repurchases. Cash provided from operations continues to be the company’s primary source of funds. Should it be necessary, the company believes it could borrow adequate funds at competitive terms. The company believes that its overall financial strength gives the company sufficient financing flexibility. The table below summarizes liquidity measures for Bard as of September 30, 2007 and 2006, respectively:

	2007	2006
(dollars in millions)
Cash and cash equivalents	$470.8	$454.6
Short-term investments	104.2	80.4

Subtotal	$575.0	$535.0

Working capital	$1,010.8	$647.2

Current ratio	5.26/1	2.37/1

Total debt	$150.6	$196.4

Short-term investments that have original maturities of ninety days or less are considered cash equivalents. Working capital is defined as current assets less current liabilities. Current ratio is defined as the ratio of current assets to current liabilities.

The following table and explanations provide cash flow data from continuing operations for the nine months ended September 30, 2007 and 2006, respectively:

	2007	2006
(dollars in millions)
Net cash provided by operating activities	$378.9	$255.1

Net cash used in investing activities	$(106.9)	$(313.1)

Net cash used in financing activities	$(226.4)	$(253.9)

Operating activities - For the nine months ended September 30, 2007, the company generated $378.9 million in cash flow from operations, $123.8 million more than the cash flow from operations reported for the nine months ended September 30, 2006. Adjustments to reconcile net income to net cash provided by operating activities were $77.7 million and $5.0 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in cash flow from operations was due primarily to a tax payment made in the first quarter of 2006 related to the company’s repatriation of foreign earnings in 2005 pursuant to the AJCA and other improvements in working capital balances. For the nine months ended September 30, 2007, income from continuing operations of $301.2 million increased $50.8 million over income from continuing operations reported for the nine months ended September 30, 2006. Depreciation expense was approximately $36.2 million for the nine months ended September 30, 2007 and $33.3 million for the nine months ended September 30, 2006. Amortization expense was approximately $22.9 million for the nine months ended September 30, 2007 and $18.9 million for the nine months ended September 30, 2006.

Investing activities - For the nine months ended September 30, 2007, the company used $106.9 million in cash for investing activities, $206.2 million less than the $313.1 million used for investing activities reported for the nine months ended September 30, 2006. In April 2006, the company paid approximately $166.0 million for the outstanding stock of Venetec International, Inc. Capital expenditures amounted to $36.2 million and $52.7 million for the nine months ended September 30, 2007 and 2006, respectively. These expenditures were financed primarily with cash from operations.

Financing activities - For the nine months ended September 30, 2007, the company used $226.4 million in cash for financing activities, $27.5 million less than the $253.9 million used in financing activities reported for the nine months ended September 30, 2006. Cash flow related to financing activities included changes in borrowings, equity proceeds related to option exercises, purchases of company stock and dividend payments. Total debt was $150.6 million at September 30, 2007 and $196.4 million at September 30, 2006. Total debt to total capitalization was 7.5% and 10.2% at September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007, the company spent approximately $263.3 million to purchase 3,199,938 shares of common stock of the company. For the nine months ended September 30, 2006, the company spent approximately $156.3 million to purchase 2,237,600 shares of common stock of the company. At September 30, 2007, a total of approximately $35.4 million remained under the company’s $500 million share repurchase authorization approved by the Board of Directors in 2005. On October 10, 2007, the Board of Directors authorized the repurchase of up to an additional $500 million of the company’s common stock. The company paid cash dividends of $0.43 per share in the nine months ended September 30, 2007 and $0.40 per share in the nine months ended September 30, 2006.

On June 28, 2007, the company amended its existing domestic syndicated bank credit facility with a $400 million five-year credit agreement that expires in June 2012. The amended credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The facility includes pricing based on the company’s long-term credit rating and includes a financial covenant that limits the amount of total debt to total capitalization. There were no outstanding borrowings or commercial paper borrowings at September 30, 2007 and December 31, 2006. In addition, on October 21, 2005, a wholly owned foreign subsidiary of the company entered into a $250 million syndicated bank credit facility to be used for general corporate needs, including in support of the company’s decision in 2005 to repatriate undistributed foreign earnings under the AJCA. Loans under the facility bear interest at the company’s option at a fixed spread to LIBOR or the higher of prime rate and 0.50% over the federal funds rate. The facility expires in October 2008. There were no outstanding borrowings under the facility at September 30, 2007 and December 31, 2006.

At September 30, 2007, the company had $149.8 million of unsecured notes that mature in 2026 and pay a semi-annual coupon of 6.70%. The coupon interest closely approximates the effective annual cost of the notes. The market value of the notes approximated $150.6 million at September 30, 2007.

At September 30, 2007, the company’s long-term debt was rated “A” by Standard and Poor’s and “Baa1” by Moody’s, and the company’s commercial paper ratings were “A-1” by Standard and Poor’s and “P-2” by Moody’s.

Commitments and Contingencies

Based upon the expiration of statutes of limitations and/or the conclusion of tax examinations in several jurisdictions, the company believes it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease by up to $20.0 million within 12 months of September 30, 2007. There have been no other significant changes to the company’s contractual obligations and commercial commitments in the first nine months of 2007 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the company’s Annual Report on Form 10-K/A for the year ended December 31, 2006. See Note 3 Income Tax Expense in the notes to the unaudited condensed consolidated financial statements contained in this report.

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

Approximately 180 federal and 60 state lawsuits involving individual claims, as well as nine putative class actions, have been filed or asserted against the company with respect to its Bard® Composix® Kugel® product intended for ventral hernia repair (collectively, the “Composix Claims”). The company voluntarily recalled certain sizes and lots of the product beginning in December 2005. The actions generally seek damages for personal injury resulting from use of the product and the putative class actions, none of which has been certified, also seek (i) medical monitoring, (ii) compensatory damages, (iii) punitive damages, (iv) a judicial finding of defect and causation and/or (v) attorneys’ fees. On June 22, 2007, the Judicial Panel on Multidistrict Litigation transferred Composix lawsuits pending in federal courts nationwide into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island. Approximately 50 of the state lawsuits are pending in the Superior Court of the State of Rhode Island with the remainder in various other jurisdictions.

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

New Accounting Pronouncements - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The company is in the process of analyzing the impact of this new standard on the company’s consolidated financial statements. The provisions of FAS 157 are effective as of the beginning of Bard’s 2008 fiscal year.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is expected to expand the use of fair value measurement, which is consistent with the long-term measurement objectives for accounting for financial instruments. The company is in the process of analyzing the impact of this new standard on the company’s consolidated financial statements. FAS 159 is effective as of the beginning of Bard’s 2008 fiscal year with early adoption permitted.

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

In addition, there are substantial risks inherent in the medical device business. The company’s business involves the design, development, manufacture, packaging, distribution and sale of life-sustaining medical devices. These devices are often utilized on, or permanently or temporarily implanted in, patients in clinically demanding circumstances, such as operating rooms, emergency units, intensive care and critical care settings, among others. These circumstances, among other factors, can cause the products to become associated with adverse clinical events, including patient mortality and injury, and could lead to product liability claims, (including lawsuits seeking class action status or seeking to establish multi-district litigation proceedings) and other litigation, product withdrawals, Warning Letters, recalls, field corrections or regulatory enforcement actions relating to one or more of the company’s products, any of which could have a material adverse effect on our business, financial position, liquidity and results of operations. For further discussion of risks applicable to our business, see “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2006.

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

•

changes in factors and assumptions employed in the application of FAS 123R, or actual results that differ from our assumptions on stock valuation and employee stock option exercise patterns, which could cause compensation expense recorded in future periods to differ significantly from the compensation expense recorded in the current period and, as a result, materially impact the company’s results of operations;

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

•

development of new products or technologies by competitors having superior performance compared to our current products or products under development which could negatively impact sales of our products or render one or more of our products obsolete;

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

•

difficulties obtaining necessary components or raw materials used in the company’s products and/or price increases from the company’s suppliers of critical components or raw materials or other interruptions of the supply chain; and

•

customers that may limit the number of manufacturers or vendors from which they will purchase products, which can result in the company’s inability to sell products to or contract with large hospital systems, integrated delivery networks or group purchasing organizations.

Governmental action, including:

•	the impact of continued healthcare cost containment;

•

new laws and judicial decisions related to health care availability, payment for healthcare products and services or the marketing and distribution of products, including legislative or administrative reforms to the United States Medicare and Medicaid systems or other United States or international reimbursement systems in a manner that would significantly reduce or eliminate reimbursements for procedures that use the company’s products;

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

Legal disputes, including:

•	disputes over intellectual property rights;

•	product liability claims, including lawsuits seeking class action status or seeking to establish multi-district litigation proceedings;

•	claims asserting securities law violations;

•	claims asserting, and/or subpoenas seeking information regarding, violations of law in connection with federal and/or state healthcare programs such as Medicare or Medicaid;

•	derivative shareholder actions;

•	claims and subpoenas asserting antitrust violations;

•

environmental claims, including risks relating to accidental contamination or injury from the use of hazardous materials in the company’s manufacturing, sterilization and research activities and the potential for the company to be held liable for any resulting damages; and

•	commercial disputes, including disputes over distribution agreements, license agreements, manufacturing/supply agreements, development/research agreements and acquisition or sale agreements.

General economic conditions, including:

•	international and domestic business conditions;

•	political instability in foreign countries;

•	interest rates;

•	foreign currency exchange rates; and

•	changes in the rate of inflation.

Other factors beyond our control, including catastrophes, both natural and man-made, earthquakes, floods, fires, explosions, acts of terrorism or war.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Bard operates on a global basis and therefore is subject to the exposures that arise from foreign exchange rate fluctuations. The company manages these exposures using operational and economic hedges as well as derivative financial instruments. The company’s foreign currency exposures may change over time as changes occur in the company’s international operations. The company’s objective in managing its exposure to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with assets, liabilities, net investments and probable commitments denominated in foreign currencies. In order to reduce the risk of foreign currency exchange rate fluctuations, the company will from time to time enter into derivative financial instruments to hedge a portion of its expected foreign currency denominated cash flow from operations. The instruments that the company uses for hedging are forward contracts and options with major financial institutions. The company expects that the changes in fair market value of such contracts will have a high correlation to the price changes in the related hedged cash flow. The principal currencies the company hedges are the Euro, the British Pound, the Mexican Peso and the Japanese Yen. Any gains and losses on these hedge contracts are expected to offset changes in the value of the related exposure. Bard’s risk management guidelines prohibit entering into financial instruments for speculative purposes. The company enters into foreign currency transactions only to the extent that foreign currency exposure exists. A sensitivity analysis of changes in the fair value of all foreign exchange derivative contracts at September 30, 2007 indicates that if the U.S. dollar uniformly strengthened by 10% against all currencies, the fair value of these contracts would increase by $7.0 million, and if the U.S. dollar uniformly weakened by 10% against all currencies, the fair value of these contracts would decrease by $2.2 million. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.

In December 1996, the company issued $150.0 million of 6.70% notes due 2026. In the fourth quarter of 2006, approximately $0.2 million of the notes were redeemed and the remaining balance of approximately $149.8 million is included in long-term debt. The market value of the notes approximated $150.6 million at

September 30, 2007. Assuming a 100 basis point increase or decrease in U.S. interest rates and assuming that the notes are held to maturity, the market value of the notes would approximate $135.6 million or $168.2 million, respectively, on September 30, 2007.

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

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of September 30, 2007. Based upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2007, the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) provide reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

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

Approximately 180 federal and 60 state lawsuits involving individual claims, as well as nine putative class actions, have been filed or asserted against the company with respect to its Bard® Composix® Kugel® product intended for ventral hernia repair (collectively, the “Composix Claims”). The company voluntarily recalled certain sizes and lots of the product beginning in December 2005. The actions generally seek damages for personal injury resulting from use of the product and the putative class actions, none of which has been certified, also seek (i) medical monitoring, (ii) compensatory damages, (iii) punitive damages, (iv) a judicial finding of defect and causation and/or (v) attorneys’ fees. On June 22, 2007, the Judicial Panel on Multidistrict Litigation transferred Composix lawsuits pending in federal courts nationwide into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island. Approximately 50 of the state lawsuits are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)

	Issuer Purchases of Equity Securities
		Open Market Purchases
Period	Employee Benefit Plan Shares Surrendered For Taxes(1)	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Approximate Dollar Value that May Yet Be Purchased Under Plans or Programs(2)
July 1 - July 31, 2007	1,854	200,000	$79.43	200,000	$201,500,000
August 1 - August 31, 2007	221	1,100,000	80.38	1,100,000	113,100,000
September 1 - September 30, 2007	4,983	919,938	84.48	919,938	35,400,000

Total	7,058	2,219,938	$81.99	2,219,938	$35,400,000	(3)

(1)	Transactions represent the purchase of restricted shares from employees to satisfy tax withholding requirements on the vesting of equity-based awards. None of these transactions were made in the open market.
(2)	On December 14, 2005, the Board of Directors approved the repurchase of up to $500 million of the common stock of the company.
(3)	On October 10, 2007, the Board of Directors approved the repurchase of up to $500 million of the common stock of the company. This new authorization is in addition to the approximately $35.4 million remaining under the December 2005 authorization.

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
Date: October 29, 2007

/s/ FRANK LUPISELLA JR.
Frank Lupisella Jr. Vice President and Controller