Form 10-Q/A
period 2007-09-30
BARD C R INC /NJ/
filed 2007-11-01
CIK 9892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to C. R. Bard, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 is being filed solely for the purpose of correcting the amounts set forth under the column heading “Wt. Avg. Ex. Price” contained in the first two tables under the heading “Stock Options” in Note 12 Share-Based Compensation Plans in the notes to the unaudited condensed consolidated financial statements contained in the report. For convenience and ease of reference, the quarterly report is being filed in its entirety with the applicable changes. Except for the changes noted above and updated certifications, this Amendment No. 1 does not update or reflect events occurring subsequent to the original filing date of the Form 10-Q.

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

	For the Quarter Ended September 30, 2007
Options	Number of Shares	Wt. Avg. Ex. Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding - Beginning of period	7,034,482	$47.53
Granted	1,218,218	83.48
Exercised	(677,728)	31.13
Canceled	(23,566)	74.04

Outstanding - End of period	7,551,406	$54.72	7.03	$252.3

Exercisable - End of period	5,677,810	$46.50	6.26	$236.4

	For the Nine Months Ended September 30, 2007
Options	Number of Shares	Wt. Avg. Ex. Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding - Beginning of period	8,205,606	$45.85
Granted	1,246,018	83.45
Exercised	(1,739,538)	32.30
Canceled	(160,680)	67.69

Outstanding - End of period	7,551,406	$54.72	7.03	$252.3

Exercisable - End of period	5,677,810	$46.50	6.26	$236.4

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
Date: November 1, 2007

/s/ FRANK LUPISELLA JR.
Frank Lupisella Jr. Vice President and Controller