Form 10-K
period 2007-12-31
BARD C R INC /NJ/
filed 2008-02-26
CIK 9892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $8,540,568,300 based on the closing price of stock traded on the New York Stock Exchange on June 30, 2007. As of January 31, 2008, there were 100,333,210 shares of Common Stock, $.25 par value per share, outstanding.

The company’s definitive Proxy Statement in connection with its 2008 annual meeting of shareholders is incorporated by reference with respect to certain information contained therein in Part III of this Form 10-K.

C. R. BARD, INC. AND SUBSIDIARIES

PART I

Item 1. Business

General

C. R. Bard, Inc. (the “company” or “Bard”) is engaged in the design, manufacture, packaging, distribution and sale of medical, surgical, diagnostic and patient care devices. Charles Russell Bard founded the company in 1907. In 1923, the company was incorporated as C. R. Bard, Inc. and distributed an assortment of urological and surgical products. Bard became a publicly traded company in 1963 and began trading on the New York Stock Exchange five years later. The company sells a broad range of products worldwide to hospitals, individual healthcare professionals, extended care facilities and alternate site facilities. In general, Bard’s products are intended to be used once and then discarded or implanted either temporarily or permanently. The company holds market leading positions in vascular, urology, oncology and surgical specialty products. Bard’s product strategy is based on the following tenets, which are designed to position the company for continued growth:

•	Clinician Preference - Bard targets markets where clinicians drive purchasing decisions based on the benefit a product provides to patients.

•	Product Leadership - The company pursues opportunities in markets where products that consistently provide superior clinical and patient value can attain a leadership position.

•	Market Growth - Bard focuses its investments in fast growing and/or under-served markets.

•

Competitive Advantage - The company strives to achieve a sustainable competitive advantage through product quality and innovation, intellectual property protection and a core competency in managing complex clinical and regulatory requirements.

•	Product Diversity - Bard offers a broad, diverse product portfolio to balance the risks inherent in the highly competitive and complex medical device industry.

Bard’s execution of this strategy has helped the company establish market leadership positions across its four product group categories. In 2007, approximately 80% of the company’s net sales were derived from product lines in which the company holds a number one or number two market share position.

Product Group Information

The company reports its sales in four major product group categories: vascular, urology, oncology and surgical specialties. The company also has a product group of other products. The following table sets forth for the three years ended December 31, 2007, 2006 and 2005 the approximate percentage contribution by category to Bard’s consolidated net sales on a worldwide basis.

	For the Years Ended December 31,
	2007	2006	2005
Vascular	24%	24%	25%
Urology	30%	30%	29%
Oncology	25%	24%	23%
Surgical Specialties	17%	18%	19%
Other	4%	4%	4%

Total net sales	100%	100%	100%

Vascular Products

Bard develops, manufactures and markets a wide range of products for the peripheral vascular market. Bard’s line of minimally invasive vascular products includes percutaneous transluminal angioplasty (“PTA”) catheters, guidewires, introducers and accessories, peripheral stents, stent grafts, vena cava filters and biopsy devices; electrophysiology products, including electrophysiology laboratory systems and diagnostic, therapeutic and temporary pacing electrode catheters; and fabrics, meshes and implantable vascular grafts. The combination of a low-profile catheter and high pressure balloon have made Bard’s Conquest™ and Atlas® PTA catheters popular choices of clinicians for the treatment of arterial venous access stenosis and peripheral artery disease. Utilizing the same balloon technology, in the third quarter of 2007 the company launched its new Dorado® catheter, which addresses the largest segment of the PTA catheter market. The company has Pre-Market Approval (“PMA”) applications pending with the United States Food and Drug Administration (“FDA”) for vascular stenting indications for its Flair™ AV (arterial venous) Access Stent Graft and its E•Luminexx™ Iliac Stent. Bard’s G2™ vena cava filter is indicated for permanent implant or removal after the threat of blood clots traveling from the lower extremities to a patient’s lungs has passed. Bard’s Vacora® device combines the benefits of a vacuum-assisted biopsy sample with a portable, self-contained needle system for the diagnosis of breast tumors. In the fourth quarter of 2006, the company began a controlled rollout of its HD (high-density) Mesh Ablation Catheter in Europe for the diagnosis and treatment of atrial fibrillation, the most commonly diagnosed sustained cardiac arrhythmia. In 2008, the company plans to begin enrollment in a clinical trial for the approval of the device in the United States.

In January 2008, Bard acquired the LifeStent® family of stents from Edwards Lifesciences Corporation. These stents are currently available in the United States for biliary indications only. A PMA application is currently pending with the FDA for a superficial femoral artery indication for the LifeStent® product.

Urology Products

The Foley catheter, which Bard introduced in 1934, remains one of the most important products in the urology field. Foley catheters continue to be marketed in individual sterile packages and in sterile procedural kits and trays, a concept pioneered by Bard. The company has a market leading position in Foley catheters, currently Bard’s largest selling urology product. This product line includes the infection control Foley catheter (Bardex® I.C. Foley catheter), which has been proven to substantially reduce the rate of urinary tract infections. The company expanded its infection control franchise at the end of 2007 with the launch of the Agento™ IC infection control endotracheal tube for the prevention of ventilator associated pneumonia (“VAP”). The device uses Bard’s proprietary silver coating technology to help prevent VAP without the use of antibiotics. Other urology products include surgical slings used to treat stress urinary incontinence; natural and synthetic devices for the treatment of pelvic floor and vaginal prolapse; brachytherapy services, devices and radioactive seeds used to treat prostate cancer; urine monitoring and collection systems; ureteral stents; and specialty devices for ureteroscopic procedures and stone removal. In 2006, Bard acquired Venetec International, Inc. (“Venetec”) and its StatLock® line of catheter stabilization products. The proprietary StatLock® stabilization device is used primarily to secure peripheral intravenous catheters, thereby reducing restarts and other complications. This device is also used to secure many other types of catheters sold by Bard and other companies.

Oncology Products

Bard’s oncology products cover a wide range of devices used in the treatment and management of various cancers and other diseases and disorders. These include specialty access catheters, ports, vascular access ultrasound devices and enteral feeding devices. The company’s specialty access products, used primarily for chemotherapy, serve a well-established market in which Bard holds a leading position. The features and benefits of the company’s broad line of peripherally inserted central catheters (“PICCs”) have allowed Bard to capitalize on the fastest growing segment of the specialty access market. The company’s PowerPICC® catheters and PowerPort® devices can also be used to inject contrast media at high flow rates. These devices eliminate the need to place an additional catheter in the significant number of PICC and port recipients who also require CT

(contrast enhanced computed tomography) scans. Bard’s Site-Rite® vascular access ultrasound device and Sherlock™ tip locator system help nurses place a PICC catheter at a patient’s bedside making PICCs a more convenient and cost-effective treatment option.

Surgical Specialty Products

Bard’s surgical specialty products include patches and fixation systems for hernia and other soft tissue repairs, irrigation devices for orthopaedic, laparoscopic and gynecological procedures and products for topical hemostasis. Soft tissue repair products consist of core hernia repair devices, including both synthetic and natural tissue configurations, and hernia fixation devices. Within the core hernia line, Bard’s PerFix® plug and Kugel® patch have significantly improved the way inguinal or groin hernias are repaired and have reduced procedure times from hours to minutes. Hernia operations using these types of products can be done in an outpatient setting in as little as 20 minutes. The patient generally can return to normal activity after minimal recovery time. The company also markets products for the repair of ventral or abdominal hernias. Products such as the Composix® Kugel®, Ventralex®, Collamend® and Allomax™ hernia patches have made Bard a market leader in this segment of the hernia repair market. In December 2007, Bard acquired a license to manufacture and market Genzyme Corporation’s Sepramesh® IP hernia repair patch. The Sepra® bioresorbable adhesion barrier complements Bard’s ePTFE barrier products to give the company a broader presence in the ventral hernia repair market. The license includes the rights to use the Sepra® coating technology in the development of future Bard hernia repair products. Bard’s line of natural tissue hernia products, including the Collamend® and Allomax™ patches are used to repair complex ventral hernias. In complex hernias, pre-existing infections or high risk of infection precludes the use of synthetic mesh for the repair.

To expand its offerings around the hernia repair call point, in 2004 the company acquired the Salute® Fixation system and related technology from Onux Medical, Inc. Bard currently sells a disposable version called Salute II that utilizes a permanent fixation construct to attach a patch to host tissue in laparoscopic hernia repair procedures. The company further enhanced its product offerings in this space in 2007 by acquiring the Permasorb™ fixation device which utilizes a bioresorbable tack to attach a patch to the tissue.

International

Bard markets its products through subsidiaries and joint ventures in over 100 countries outside the United States. The products sold in the company’s international markets include many of the products described above. However, the principal markets, products and methods of distribution in the company’s international businesses vary with market size and stage of development. The company’s principal international markets are in Europe and Japan. The company maintains a geographically-based sales organization that it believes gives it greater flexibility in international markets. Approximately 70% of international sales are of products manufactured by Bard in the United States, Puerto Rico or Mexico. For financial reporting purposes, revenues, income from continuing operations before tax provision and long-lived assets in significant geographic areas are presented in Note 14 Segment Information of the notes to consolidated financial statements included in this Form 10-K.

Bard’s foreign operations are subject to certain financial and other risks, and international operations in general present complex tax and cash management issues requiring sophisticated analysis to meet the company’s financial objectives. Relationships with customers and effective terms of sale frequently vary by country. Trade receivable balances outside the United States generally are outstanding for longer periods than in the United States. Inventory management is also an important business concern due to the potential for rapidly changing business conditions and currency exposure. Currency exchange rate fluctuations can affect income and cash flows of international operations. The company attempts to hedge some of these currency exposures to reduce the effects of foreign exchange fluctuations on the business. For more information, see “Quantitative and Qualitative Disclosures About Market Risk”, Note 9 Derivative Instruments of the notes to consolidated financial statements and “Risk Factors” included in this Form 10-K.

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

In keeping with the increased emphasis on cost-effectiveness in healthcare delivery, the trend among hospitals and other customers of medical device manufacturers is to consolidate purchases to enhance purchasing power. The medical device industry has also experienced some consolidation, partly in order to offer a broader range of products to large purchasers. As a result, sales transactions are more complex and tend to involve more significant contracts than in the past. This enhanced purchasing power has placed pressure on product pricing. For more information, see “Risk Factors.”

Marketing

The company’s products are distributed domestically directly to hospitals and other healthcare institutions as well as through numerous hospital/surgical supply and other medical specialty distributors with whom the company has distribution agreements. In international markets, products are distributed either directly or through distributors with the practice varying by country. Full-time representatives of the company in domestic and international markets carry on sales promotion. Sales to distributors, which supply the company’s products to many end users, accounted for approximately 33% of the company’s net sales in each of the years 2007, 2006 and 2005, and the five largest distributors combined accounted for approximately 67%, 70% and 69%, respectively, of such sales for the corresponding years. No single customer accounted for more than 10% of the company’s consolidated net sales in 2007 and in 2005. The largest distributor, Owens & Minor, Inc., accounted for approximately 10% of the company’s net sales in 2006.

In order to service its customers, optimize logistics, lower facilities costs and reduce finished goods inventory levels, the company operates a consolidated distribution facility in the United States and a consolidated distribution facility in Europe. Orders are normally shipped within a matter of days after receipt. Backlog is not considered a significant issue for the company.

Most of the products sold by the company, whether manufactured by the company or by others, are sold under the BARD® trade name or trademark and/or other trademarks owned by the company. Products manufactured for the company by outside suppliers are generally produced according to the company’s specifications.

Available Information

The company makes available, free of charge on its website located at www.crbard.com, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports, as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC.

The company has adopted, and has posted on its website at www.crbard.com, a Code of Ethics for Senior Financial Officers that applies to the company’s chief executive officer, chief financial officer and controller. To the extent required, the company intends to disclose any amendments to, or waivers from, the Code of Ethics on the website set forth above. In addition, the company’s audit committee charter, compensation committee charter, governance committee charter, corporate governance guidelines and business ethics policy are also posted on the company’s website at www.crbard.com. A copy of any of these documents is also available, free of charge, upon written request sent to C. R. Bard, Inc., 730 Central Avenue, Murray Hill, New Jersey 07974, Attention:

Secretary. Shareholders or other interested parties may communicate directly with the Board of Directors, the non-management members of the Board of Directors or the Audit Committee. The process for doing so is described on the company’s website at www.crbard.com.

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

Medical device laws are also in effect in many of the countries in which the company does business outside the United States. These range from comprehensive device approval requirements for some or all of the company’s medical device products to requests for product data or certifications. Inspection of and controls over manufacturing as well as monitoring of device-related adverse events are also components of most of these regulatory systems. The number and scope of these requirements are increasing. For more information, see “Risk Factors.”

In Japan, the Ministry of Health, Labour and Welfare (“MHLW”) regulates medical devices through the Pharmaceutical Affairs Law (PAL) which was reformed effective April 1, 2005. Implementation and enforcement of the reforms are evolving, and compliance guidance from the MHLW is still in development. The revisions to Japan’s regulations have resulted in longer lead times for product approvals.

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

Our products are purchased principally by hospitals or physicians, which typically bill various third-party payors, such as governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care plans, for the healthcare services provided to their patients. The ability of customers to obtain appropriate reimbursement for products and services from third-party payors is critical to the success of medical device companies because it can affect which products customers purchase and the prices they are willing to pay. Manufacturers such as Bard rely on insurance reimbursement to create favorable markets for their products, while providers depend on this reimbursement to incorporate new products into their medical practices. As the largest single insurer in the United States, Medicare has a profound influence on the healthcare market. The Center for Medicare and Medicaid Services (“CMS”) formulates national and local coverage policy and sets payment rates for facilities and physician providers. Additionally, most private payors will follow the lead of CMS when developing their policies and payment rates. Technology assessment organizations, including the one run by Blue Cross Blue Shield Association, are consulted by public and private payors to evaluate the relative merits of new technologies and their impact on net health outcomes in an effort to get as much value for the healthcare dollar as possible.

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

Third-party payors for hospital services in the United States and abroad are increasingly focused on strategies to control spending on health care and reward improvements in quality and patient outcomes. In addition, in an effort to better align incentives for providers, CMS and several large commercial payors have recently adopted policies that will cease to pay for certain preventable, hospital-acquired infections such as catheter-associated urinary tract infections and VAP. We believe our products (such as Bardex® IC and Agento® IC™) are well-positioned to help provide the benefits sought by these strategies, although the uncertainty and complexity of future legislation and payor requirements make it difficult to ultimately predict the impact of these factors on our business.

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

Environment

The company is subject to various environmental laws and regulations both within and outside the United States. The operations of the company, like those of other medical device companies, involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. While the company continues to make capital and operational expenditures relating to compliance with existing environmental laws and regulations, management believes that such compliance will not have a material impact on the company’s competitive position, financial position, results of operations or liquidity. For more information, see “Legal Proceedings.”

Employees

The company had approximately 10,200 employees as of December 31, 2007.

Seasonality

The company’s business is not affected to any material extent by seasonal factors.

Research and Development

The company is engaged in both internal and external research and development in an effort to introduce new products, to enhance the effectiveness, ease of use, safety and reliability of its existing products and to expand the applications for which the uses of its products are appropriate. The company is dedicated to developing and acquiring novel technologies that will furnish healthcare providers with a more complete line of products to treat medical conditions through less invasive procedures and in a cost-effective manner. The company’s research and development expenditures from continuing operations were $135.8 million in 2007, $144.9 million in 2006, and $113.7 million in 2005. The company continually evaluates developing technologies in areas where it may have technological or marketing expertise for possible investment or acquisition.

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

The company owns an extensive portfolio of patents and has numerous patent applications pending in the United States and in certain foreign countries that relate to aspects of the technology used in many of the company’s products. The company’s policy is to file patent applications in the United States and foreign countries where rights are available and where the company believes it is commercially advantageous to do so. However, the standards for international protection of intellectual property vary widely. The company does not consider its business to be materially dependent upon any individual patent. For more information, see “Risk Factors.”

Item 1A. Risk Factors

An investor should carefully consider the risks described below, as well as other information contained in this Annual Report on Form 10-K or in our other filings with the Securities and Exchange Commission in evaluating our business. Additional risks not presently known to us or that we currently deem immaterial may also adversely affect our business. The occurrence of any of these events or circumstances could individually or in the aggregate have a material adverse effect on our business, financial position, liquidity, and/or results of operations.

Defects or failures associated with our products could lead to recalls or safety alerts, negative publicity regarding the company and litigation, including product liability claims, that could adversely affect our business and reputation and result in loss of customers.

The design, manufacture and marketing of medical devices of the types we produce entail inherent risks. Our products are often used in clinically demanding circumstances with seriously ill patients, and many of the medical devices we manufacture and sell are implanted in the human body for long periods of time or indefinitely. There are a number of factors that could result in an unsafe condition, injury or death of a patient with respect to products that we manufacture or sell, including component failures, manufacturing flaws, unanticipated or improper uses of our products, design defects or inadequate disclosure of product-related risks or product-related information.

These problems could lead to a recall of, or safety alert relating to, one or more of our products and could ultimately result, in certain cases, in the removal of these products from the body and claims against us for costs associated with the removal. Any recall, whether voluntary or required by the FDA or similar governmental authorities in other countries, could result in significant costs and significant negative publicity. Negative publicity, whether accurate or inaccurate, could reduce market acceptance of our products, harm our reputation, decrease demand for our products, result in the loss of customers, lead to product withdrawals and/or harm our ability to market our products in the future. The foregoing problems could also result in product liability claims being brought by individuals or by groups seeking to represent a class, and while we believe that many settlements and judgments may be covered in whole or in part under our product liability insurance policies, there is no guarantee that these amounts will be adequate to cover damages and/or costs or that insurers won’t contest coverage. See “Legal Proceedings” below for a description of lawsuits filed or asserted against the company including with respect to its Composix® Kugel® products. Moreover, in some circumstances adverse events arising from or associated with the design, manufacture or marketing of our products could result in the FDA suspending or delaying its review of our applications for new product approvals. Any of the foregoing problems could have a material adverse effect on our business, financial position, liquidity and results of operations.

We face intense competition from other companies, and our inability to continue to effectively develop, acquire and/or market new products and technologies could have an adverse effect on our business and results of operations.

The medical device business is intensely competitive and is characterized by rapid technological change. Our customers consider many factors when choosing among products, including product features and reliability, clinical outcomes, product availability, price and product services provided by the manufacturer. Product introductions, or enhancements by competitors that provide better features and/or lower pricing, may make our products or proposed products obsolete or less competitive.

As a result, we engage in product development and improvement programs to maintain and improve our competitive position. We may not, however, be successful in enhancing existing products or developing new products or technologies that will achieve regulatory approval or receive market acceptance. As part of our competitive strategy, we also pursue the acquisition of complementary businesses, technologies and products to facilitate our future business strategies. We may not be able to identify appropriate acquisition candidates, consummate transactions or obtain agreements with favorable terms. Further, once a business is acquired, any inability to successfully integrate the business, failure to retain and develop its workforce or failure to establish and maintain appropriate controls could adversely affect our ability to realize the anticipated benefits of any acquisition. If we fail to develop new products, enhance existing products or identify and acquire complementary businesses, technologies and products, or otherwise compete effectively, our business and results of operations could be adversely affected.

Domestic and foreign legislative or administrative reforms resulting in restrictive reimbursement practices of third-party payors and cost containment measures could decrease the demand for products purchased by our customers, the prices that our customers are willing to pay for those products and the number of procedures using our devices.

Our products are purchased principally by hospitals or physicians which typically bill various third-party payors, such as governmental programs (e.g., Medicare, Medicaid and comparable foreign programs), private insurance plans and managed care plans, for the healthcare services provided to their patients. The ability of our customers to obtain appropriate reimbursement for products and services from third-party payors is critical to the success of medical device companies because it affects which products customers purchase and the prices they are willing to pay. Reimbursement varies by country and can significantly impact the acceptance of new technology. Implementation of healthcare reforms in the United States and in significant overseas markets such as Germany, Japan, France and other countries may limit, reduce or eliminate reimbursement for our products and adversely affect both our pricing flexibility and the demand for our products. Even when we develop a promising new product, we may find limited demand for the product unless reimbursement approval is obtained from private and governmental third-party payors.

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

We manufacture our products at facilities located throughout the world, some of which are in areas that are prone to hurricanes and other natural disasters. In some cases, certain of our key products are manufactured at one facility. If an event occurred that resulted in damage to one or more of our facilities, we may be unable to manufacture the relevant products at previous levels or at all. In addition, we purchase many of the components and raw materials used in manufacturing our products from numerous suppliers in various countries. For reasons of quality assurance, sole source availability or cost effectiveness, certain components and raw materials are available only from a sole supplier. Due to the stringent regulations and requirements of the FDA and other regulatory authorities regarding the manufacture of our products, we may not be able to quickly establish additional or replacement sources for certain components or materials. As a result, a reduction or interruption in manufacturing, or an inability to secure alternative sources of raw materials or components, could have a material adverse effect on our business and results of operations.

We are subject to a comprehensive system of federal, state and international laws and regulations, and we could be the subject of an enforcement action or face lawsuits and monetary or equitable judgments.

Our operations are affected by various state, federal and international healthcare, environmental, antitrust, anti-corruption and employment laws, including for example various FDA and international regulations and the federal Anti-Kickback Statute and the Foreign Corrupt Practices Act (“FCPA”). We are subject to periodic inspections to determine compliance with the FDA’s Quality System Regulation requirements, current medical device adverse event reporting regulations and foreign rules and regulations. Product approvals by the FDA and other foreign regulators can be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial approval. The failure to comply with regulatory standards or the discovery of previously unknown problems with a product or manufacturer could result in FDA Form-483 notices and/or warning letters, fines, delays or suspensions of regulatory clearances, detainment, seizures or recalls of products (with the attendant expenses), the banning of a particular device, an order to replace or refund the cost of any device previously manufactured or distributed, operating restrictions and civil or criminal prosecution, as well as decreased sales as a result of negative publicity and product liability claims, and could have a material adverse effect on our business, financial condition and results of operations.

In addition, the healthcare industry is under scrutiny from state governments and the federal government with respect to industry practices in the area of sales and marketing. If our marketing or sales activities fail to comply with the FDA’s regulations or guidelines, or other applicable laws, we may be subject to warnings from the FDA or enforcement actions from the FDA or other enforcement bodies. In the recent past, medical device manufacturers have been the subject of investigations from state and federal prosecutors related to their relationships with doctors, among other activities or practices. See “Legal Proceedings” below for a description of a subpoena received by the company’s Urological Division relating to the Division’s brachytherapy business. If an enforcement action involving the company were to occur, it could result in penalties, fines, the exclusion of our products from reimbursement under federally-funded programs and/or prohibitions on our ability to sell our products, and could have a material adverse effect on our business and results of operations.

We operate in many parts of the world and our policies require compliance with the FCPA. Failure to comply with the FCPA could subject the company to civil or criminal penalties and could have a material adverse effect on our business and results of operations.

In addition, lawsuits by employees, customers, licensors, licensees, suppliers, business partners, distributors, shareholders or competitors with respect to how we conduct our business could be very costly and could substantially disrupt our business. Disputes from time to time with companies or individuals are not uncommon, and we cannot assure you that we will be able to resolve these disputes on terms favorable to us. The occurrence of an adverse monetary or equitable judgment or a large expenditure in connection with a settlement of any of these matters could have a material adverse effect on our business, financial position, liquidity and results of operations. For more information, see “Legal Proceedings.”

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

We rely on a combination of patents, trade secrets and nondisclosure agreements to protect our proprietary intellectual property and will continue to do so. Although these patents, trade secrets and nondisclosure agreements may not successfully protect our intellectual property, we intend to defend against threats to our intellectual property. Our pending patent applications may not result in patents issuing to us, and patents issued to or licensed by us in the past or in the future may be challenged, invalidated or circumvented and these patents may not be sufficiently broad to provide us with a competitive advantage. In addition, we operate in foreign markets where protection or enforcement of intellectual property rights may be weaker than in the United States, and inadequate patent protection in those markets may adversely affect our competitive position. Third parties could also obtain patents that may require us to negotiate licenses to conduct our business, and we cannot assure you that the required licenses would be available on reasonable terms or at all. For more information, see “Legal Proceedings.”

Our international sales and operations are subject to risks and uncertainties that vary by country and which could have a material impact on our business or results of operations.

Sales outside the U.S. accounted for approximately 31 percent of our net sales in 2007. We anticipate that sales from international operations will continue to represent a significant portion of our total sales. In addition, many of our manufacturing facilities and suppliers are located outside of the United States. As a result, our sales and profitability from our international operations and our ability to implement our overall business strategy are subject to risks and uncertainties that can vary by country including those related to political and economic conditions, foreign currency exchange rate fluctuations, changes in tax laws, regulatory and reimbursement programs and policies, and the protection of intellectual property rights.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The executive offices of the company are located in Murray Hill, New Jersey, in a facility that the company owns. Domestic manufacturing and development units are located in Arizona, California, Georgia, Illinois, Massachusetts, Montana, New Jersey, New York, Pennsylvania, Puerto Rico, Rhode Island, South Carolina and Utah. Sales offices are in many of these locations as well as others. Outside the United States, the company has plants or offices in Austria, Australia, Belgium, Canada, China, Denmark, Finland, France, Germany, Greece, India, Ireland, Italy, Jordan, Korea, Malaysia, Mexico, the Netherlands, Norway, Portugal, Singapore, Spain, Sweden, Switzerland, Taiwan and the United Kingdom.

The company owns approximately 2.3 million square feet of space in 16 locations and leases approximately 1.2 million square feet of space in 48 locations. All of these facilities are well maintained and suitable for the operations conducted in them.

Item 3. Legal Proceedings

In the ordinary course of business, the company is subject to various legal proceedings and claims, including for example, product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes. In addition, the company operates in an industry susceptible to significant patent legal claims. At any given time in the ordinary course of business, the company is involved as either a plaintiff or defendant in a number of patent infringement actions. If a third party’s patent infringement claim were to be determined against the company, the company might be required to make significant royalty or other payments or might be subject to an injunction or other limitation on its ability to manufacture or distribute one or more products. If a patent owned by or licensed to the company were to be determined to be invalid or unenforceable, the company might be required to reduce the value of the patent on the company’s balance sheet and to record a corresponding charge, which could be significant in amount.

The company is subject to numerous federal, state, local and foreign environmental protection laws governing, among other things, the generation, storage, use and transportation of hazardous materials and emissions or discharges into the ground, air or water. The company is or may become a party to proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), commonly known as Superfund, the Resource Conservation and Recovery Act, the Clean Water Act, the Clean Air Act and similar state laws. These proceedings seek to require the owners or operators of contaminated sites, transporters of hazardous materials to the sites and generators of hazardous materials disposed of at the sites to clean up the sites or to reimburse the government for cleanup costs. In most cases, there are other potentially responsible parties that may be liable for any remediation costs. In these cases, the government alleges that the defendants are jointly and severally liable for the cleanup costs; however, these proceedings are frequently resolved so that the allocation of cleanup costs among the parties more closely reflects the relative contributions of the parties to the site contamination. The company’s potential liability varies greatly from site to site. For some sites, the potential liability is de minimis and for others the costs of cleanup have not yet been determined.

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

On November 27, 2006, the company’s Urological Division received a subpoena issued by the Department of Health and Human Services, Office of Inspector General, under the authority of the federal healthcare fraud and false claims statutes. The subpoena seeks documents related to the Division’s brachytherapy business. The company is cooperating with the government’s request and is in the process of responding to the subpoena. At this stage of the inquiry, the likelihood of an adverse outcome cannot be assessed. The company cannot give any assurances that this matter will not have a material adverse impact on the company’s results of operations in a future period.

As of February 25, 2008, approximately 580 federal and 280 state lawsuits involving individual claims by approximately 2,135 plaintiffs, as well as nine putative class actions, have been filed or asserted against the company with respect to its Composix® Kugel® product intended for ventral hernia repair (collectively, the “Composix Claims”). The company voluntarily recalled certain sizes and lots of the product beginning in December 2005. The actions generally seek damages for personal injury resulting from use of the product and the putative class actions, none of which has been certified, also seek (i) medical monitoring, (ii) compensatory damages, (iii) punitive damages, (iv) a judicial finding of defect and causation and/or (v) attorneys’ fees. On June 22, 2007, the Judicial Panel on Multidistrict Litigation transferred Composix lawsuits pending in federal courts nationwide into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island. Approximately 245 of the state lawsuits, involving individual claims by approximately 1,465 plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions.

The Composix Claims are at a preliminary stage. In the vast majority of these cases, we have not yet obtained and reviewed complete information regarding the plaintiffs and their medical conditions, and consequently, we are unable to fully evaluate the claims or determine the time frame in which they may be resolved. As in most litigation of this nature, the Composix Claims present a wide variety of claims, ranging from allegations of serious injury caused by the products to efforts to obtain compensation notwithstanding the absence of any injury. We believe that many settlements and judgments relating to the Composix Claims may be covered in whole or in part under our product liability insurance policies. While the company intends to vigorously defend the Composix Claims, it cannot give any assurances that the Composix Claims will not have a material adverse impact on the company’s result of operations in future periods or the company’s financial position or liquidity. For more information, see “Risk Factors.”

On February 21, 2007, Southeast Missouri Hospital filed a putative class action complaint on behalf of itself and all others similarly situated against the company and another manufacturer under the caption Southeast Missouri Hospital, et al. v. C. R. Bard, Inc., et al. (Civil Action No. 1:07-cv-00031, United States District Court, Eastern District of Missouri, Southeastern District). The plaintiff alleges that the company and the other defendant conspired to exclude competitors from the market and to maintain the company’s market share by engaging in conduct in violation of state and federal antitrust laws. The plaintiff seeks injunctive relief and money damages. Antitrust damages are subject to trebling. The company intends to defend this matter vigorously. At this time, it is not possible to assess the likelihood of an adverse outcome or determine an estimate, or a range of estimates, of potential damages. The company cannot give any assurances that this matter will not have a material adverse impact on the company’s results of operations in a future period or the company’s financial position or liquidity.

In December 2007, a U.S. District Court jury in Arizona found that certain of W.L. Gore & Associates Inc.’s ePTFE vascular grafts and stent-grafts infringe the company’s patent number 6,436,135. The jury upheld the validity of the patent and awarded the company $185 million in past damages. The jury also found that Gore willfully infringed the patent. In a second phase of the trial, the court is currently assessing Gore’s assertion that the patent is unenforceable due to inequitable conduct. Because the company considers this matter a gain contingency, no amounts have been recorded as of December 31, 2007.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

Set forth below is the name, age, position, five-year business history and other information with respect to each executive officer of the company as of February 25, 2008. No family relationships exist among the officers of the company. The Board of Directors elects all officers of the company annually.

Name	Age	Position
Timothy M. Ring	50	Chairman and Chief Executive Officer and Director
John H. Weiland	52	President and Chief Operating Officer and Director
Todd C. Schermerhorn	47	Senior Vice President and Chief Financial Officer
Brian P. Kelly	49	Group Vice President
Amy S. Paul	56	Group Vice President
John A. DeFord	46	Senior Vice President, Science, Technology and Clinical Affairs
James L. Natale	61	Senior Vice President and President, Corporate Healthcare Services
Stephen J. Long	42	Vice President, General Counsel and Secretary
James M. Howard	61	Vice President, Regulatory Sciences
Frank Lupisella Jr.	47	Vice President and Controller
Bronwen K. Kelly	55	Vice President, Human Resources

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

John A. DeFord, Ph.D., joined Bard in 2004 as Vice President, Science & Technology after serving as Managing Director with Early Stage Partners, LLP (ESP), a venture capital fund, from 2002 until 2004. Before joining ESP he was President and CEO of Cook Incorporated, a privately-held medical device company. He was promoted to Senior Vice President, Science, Technology & Clinical Affairs in 2007.

James L. Natale joined Bard in 1994 as President, Bard Corporate Marketing and Services after 16 years with Johnson & Johnson. In 1996, Mr. Natale was promoted to Corporate Vice President and elected a Corporate Officer. In 2003, Mr. Natale was promoted to his current position of Senior Vice President and President, Corporate Healthcare Services.

Stephen J. Long joined Bard in 2000 as Associate General Counsel. In February 2007, he was promoted to Vice President, General Counsel and Secretary. Prior to joining Bard, he was most recently Assistant General Counsel with Warner-Lambert Company from 1998 until it was acquired by Pfizer Inc. in 2000. From 1994 until 1998, Mr. Long was an associate with Willkie Farr & Gallagher in New York, New York.

James M. Howard joined Bard in March, 2007 as Vice President, Regulatory Sciences. Prior to joining the company, Mr. Howard was a consultant for 17 years with Bio-Reg Associates, Inc., a firm providing clinical and regulatory consulting to the medical device industry, where he was most recently President and CEO.

Frank Lupisella Jr. joined Bard in 1987 and has served in various capacities in the finance organization of the company. Mr. Lupisella served as Vice President and Controller of the Davol division from 1999 until 2005 when he was promoted to Assistant Corporate Controller, Manufacturing Operations. In 2006, he was elected to his present position of Vice President and Controller of the company.

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

2007	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
High	$86.17	$85.73	$88.71	$95.33	$95.33
Low	$77.06	$79.64	$76.61	$78.41	$76.61
Close	$79.51	$82.63	$88.19	$94.80	$94.80

2006	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
High	$71.00	$76.75	$76.47	$85.72	$85.72
Low	$59.89	$66.87	$67.36	$74.65	$59.89
Close	$67.81	$73.26	$75.00	$82.97	$82.97

Title of Class	Number of record holders of the company’s common stock as of January 31, 2008
Common Stock - $.25 par value	4,512

Dividends

The company paid cash dividends of approximately $60.1 million, or $0.58 per share, in 2007 and $56.3 million, or $0.54 per share, in 2006. The following table illustrates the dividends paid per share in each of the indicated quarters.

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
2007	$0.14	$0.14	$0.15	$0.15	$0.58
2006	$0.13	$0.13	$0.14	$0.14	$0.54

The first quarter 2008 dividend of $0.15 per share was declared on December 12, 2007 and was paid on February 1, 2008 to shareholders of record on January 21, 2008.

Issuer Repurchases of Equity Securities

	Fourth Quarter 2007 - Issuer Purchases of Equity Securities
		Open Market Purchases
	Employee Benefit Plan Shares Surrendered For Taxes(1)	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs(2)
October 1 - October 31, 2007	2,403	275,000	$82.37	275,000	$512,700,000
November 1 - November 30, 2007	263	1,400,000	83.32	1,400,000	396,100,000
December 1 - December 31, 2007	0	240,200	83.81	240,200	375,900,000

Total	2,666	1,915,200	$83.24	1,915,200	$375,900,000

(1)	Transactions represent the purchase of restricted shares from employees to satisfy tax withholding requirements on the vesting of equity-based awards. None of these transactions were made in the open market.
(2)	On December 14, 2005, the Board of Directors approved the repurchase of up to $500 million of the common stock of the company. This authorization was completed in the fourth quarter of 2007. On October 10, 2007, the Board of Directors approved the repurchase of up to an additional $500 million of the common stock of the company.

Item 6. Selected Financial Data

Set forth below is selected financial data as of the end of and for each of the five years in the five-year period ended December 31, 2007. The selected consolidated financial data has been restated for prior periods to reflect continuing operations. See Note 2 Acquisitions and Divestitures in the notes to consolidated financial statements. All of the data prior to 2005 in “Common Stock Data” below has been restated to reflect the company’s 2-for-1 stock split, which became effective on May 28, 2004.

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
(dollars and shares in thousands except per share amounts)

INCOME STATEMENT DATA
Net sales	$2,202,000	$1,979,600	$1,768,400	$1,656,100	$1,433,100
Income from continuing operations	$406,400	$314,500	$340,400	$302,800	$168,500
Net income	$406,400	$272,100	$337,100	$302,800	$168,500

BALANCE SHEET DATA
Total assets	$2,475,500	$2,277,200	$2,265,600	$2,009,100	$1,692,000
Working capital	$960,300	$844,600	$673,400	$689,200	$453,200
Long-term debt	$149,800	$150,600	$800	$151,400	$151,500
Total debt	$150,600	$150,600	$301,400	$151,500	$168,100
Shareholders’ investment	$1,848,000	$1,698,000	$1,536,100	$1,360,100	$1,045,700

COMMON STOCK DATA
Basic earnings per share – Income from continuing operations	$3.96	$3.04	$3.25	$2.90	$1.63
Diluted earnings per share – Income from continuing operations	$3.84	$2.94	$3.15	$2.82	$1.60
Cash dividends paid per share	$0.58	$0.54	$0.50	$0.47	$0.45
Shareholders’ investment per share	$17.99	$16.41	$14.66	$13.03	$10.11
Weighted average basic common shares outstanding	102,700	103,500	104,800	104,400	103,400
Shareholders of record	4,540	4,726	4,966	5,047	5,132

SUPPLEMENTARY DATA
Return on average shareholders’ investment	22.9%	16.8%	23.3%	25.2%	17.5%
Net income/net sales	18.5%	13.7%	19.0%	18.3%	11.8%
Days – accounts receivable	55.9	57.8	53.3	61.6	52.9
Days – inventory	101.9	104.6	89.4	85.5	92.5
Total debt/total capitalization	7.5%	8.1%	16.4%	10.0%	13.8%
Interest expense	$11,900	$16,900	$12,200	$12,700	$12,500
Research and development expense	$135,800	$144,900	$113,700	$111,600	$87,400
Number of employees	10,200	9,400	8,900	8,600	8,300
Net sales per employee	$215.9	$210.6	$198.7	$192.6	$172.7
Net income per employee	$39.8	$28.9	$37.9	$35.2	$20.3

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The company designs, manufacturers, packages, distributes and sells medical, surgical, diagnostic and patient care devices. The company sells a broad, diversified portfolio of products to hospitals, individual healthcare professionals, extended care health facilities and alternate site facilities in the United States and abroad, principally in Europe and Japan. In general, the company’s products are intended to be used once and then discarded or implanted either temporarily or permanently. The company reports sales in four major product group categories: vascular, urology, oncology and surgical specialties. The company also has a product group of other products.

The company’s earnings are driven by its ability to continue to generate sales of its products and improve operating efficiency. Bard’s ability to increase sales over time depends upon its success in developing, acquiring and marketing innovative and differentiated products that meet the needs of clinicians and their patients. In 2007, the company spent $135.8 million on research and development (“R&D”), including purchased R&D. The company expects R&D spending, net of purchased R&D, to continue to increase in the future. The company also makes selective acquisitions of businesses, products and technologies, generally focusing on small to medium sized transactions that provide ongoing growth opportunities. In addition, the company may from time to time consider acquisitions of larger, established companies under appropriate circumstances. The company may also periodically divest lines of business in which it is not able to reasonably attain or maintain a leadership position or for other strategic reasons. The company spent $83.6 million in 2007 for the acquisition and license of products and technologies. For a discussion of significant acquisitions that the company completed during 2007, 2006 and 2005, see the information in Note 2 Acquisitions and Divestitures in the notes to consolidated financial statements.

Results of Continuing Operations

Net Sales

The company’s revenues are generated from sales of the company’s products, net of discounts, returns, rebates and other allowances. Bard reported 2007 consolidated net sales of $2,202.0 million, an increase of 11% on a reported basis over 2006 consolidated net sales of $1,979.6 million. Bard reported 2006 consolidated net sales of $1,979.6 million, an increase of 12% on a reported basis over 2005 consolidated net sales of $1,768.4 million.

Bard’s 2007 net sales increased 9% on a constant currency basis over the prior year. Bard’s 2006 net sales increased 12% on a constant currency basis over the prior year. The acquisition of the StatLock® stabilization device product line in the second quarter of 2006 increased the net sales growth for 2006 by approximately 2 percentage points. “Net sales on a constant currency basis” is a non-GAAP financial measure and should not be viewed as a replacement of GAAP results. See “Management’s Use of Non-GAAP Measures” below.

The table below presents the geographic breakdown of net sales by the location of the third-party customer for each of the last three years:

	2007	2006	2005
United States	69%	70%	69%
Europe	19%	18%	19%
Japan	5%	5%	5%
Rest of world	7%	7%	7%

Total net sales	100%	100%	100%

The growth in consolidated net sales included an increase of 0.1% and a decrease of 0.1% as a result of price changes for 2007 and 2006, respectively, when compared to the prior year. Exchange rate fluctuations also impacted consolidated net sales, increasing 2007 consolidated net sales by 2.0% as compared to the prior year. Exchange rate fluctuations did not impact the growth in consolidated net sales in 2006 compared to the prior year. The primary exchange rate movement that impacts net sales is the movement of the Euro compared to the U.S. dollar. The impact of exchange rate movements on net sales is not indicative of the impact on net earnings due to the offsetting impact of exchange rate movements on operating costs and expenses, costs incurred in other currencies and the company’s hedging activities.

Bard’s 2007 United States net sales of $1,520.6 million increased 10% over 2006 United States net sales of $1,383.0 million. Bard’s 2007 international net sales of $681.4 million increased 14% on a reported basis and 7% on a constant currency basis over 2006 international net sales of $596.6 million. Bard’s 2006 United States net sales of $1,383.0 million increased 13% over 2005 United States net sales of $1,221.0 million. Bard’s 2006 international net sales of $596.6 million increased 9% on both a reported and constant currency basis over 2005 international net sales of $547.4 million. See “Management’s Use of Non-GAAP Measures” below.

Presented below is a discussion of consolidated net sales by disease state for the years ended December 31, 2007, 2006 and 2005.

Product Group Summary of Net Sales

	For the Years Ended December 31,
	2007	2006	Change	Constant Currency	2005	Change	Constant Currency
(dollars in thousands)
Vascular	$539.6	$479.6	13%	9%	$434.5	10%	11%
Urology	658.9	582.0	13%	11%	521.1	12%	12%
Oncology	558.6	481.3	16%	14%	405.5	19%	19%
Surgical Specialties	363.5	357.4	2%	—	333.2	7%	7%
Other	81.4	79.3	3%	1%	74.1	7%	7%

Total net sales	$2,202.0	$1,979.6	11%	9%	$1,768.4	12%	12%

Vascular Products - Bard markets a wide range of products for the peripheral vascular market, including endovascular products, electrophysiology products and graft products. Consolidated net sales in 2007 of vascular products increased 13% on a reported basis (9% on a constant currency basis) compared to the prior year. United States net sales in 2007 of vascular products grew 11% compared to the prior year. International net sales in 2007 increased 15% on a reported basis (7% on a constant currency basis) compared to the prior year. The vascular group is the company’s most global business, with international net sales comprising 45% of consolidated net sales of vascular products in each of 2007 and 2006. Consolidated net sales in 2006 of vascular products increased 10% on a reported basis (11% on a constant currency basis) compared to the prior year. United States net sales in 2006 of vascular products grew 12% compared to the prior year. International net sales in 2006 increased 9% on both a reported basis and constant currency basis compared to the prior year.

Endovascular products comprised 61% of 2007 consolidated net sales of vascular products. Consolidated net sales of endovascular products in 2007 increased 17% on a reported basis (14% on a constant currency basis) compared to the prior year. The company’s stent graft, PTA catheter, vena cava filter and biopsy product lines had strong performances in 2007. Endovascular products comprised 59% of 2006 consolidated net sales of vascular products. Consolidated net sales in 2006 of endovascular products increased 13% on both a reported basis and a constant currency basis compared to the prior year. The company’s stent graft, PTA catheter, vena cava filter and biopsy product lines had strong performances in 2006.

Consolidated net sales in 2007 of electrophysiology products increased 13% on a reported basis (8% on a constant currency basis) compared to the prior year. Consolidated net sales in 2006 of electrophysiology products increased 14% on both a reported basis and constant currency basis compared to the prior year. Strong sales performance in the company’s electrophysiology laboratory systems and steerable diagnostic catheter lines were growth drivers in both 2007 and 2006.

Consolidated net sales in 2007 of graft products decreased 3% on a reported basis (6% on a constant currency basis) compared to the prior year. Consolidated net sales in 2006 of graft products were flat on a reported basis (increased 1% on a constant currency basis) compared to the prior year. Declining sales in the company’s line of peripheral vascular grafts impacted growth in 2007. Declining sales in the company’s line of dialysis access grafts impacted growth in both 2007 and 2006.

Urology Products - Bard markets a wide range of products for the urology market, including basic drainage products, continence products, pelvic floor reconstruction products and urological specialty products. Bard also markets the StatLock® stabilization device product line, which are used to secure many types of catheters sold by Bard and other companies. Consolidated net sales in 2007 of urology products were $658.9 million, an increase of 13% on a reported basis (11% on a constant currency basis) compared to the prior year. United States net sales of urology products represented 72% of consolidated net sales of urology products in 2007 and grew 13% compared to the prior year. International net sales in 2007 of urology products increased 14% on a reported basis (8% on a constant currency basis) compared to the prior year. Consolidated net sales in 2006 of urology products were $582.0 million, an increase of 12% on both a reported basis and constant currency basis compared to the prior year. United States net sales of urology products represented 72% of consolidated net sales of urology products in 2006 and grew 14% compared to the prior year. International net sales in 2006 of urology products increased 7% on both a reported basis and constant currency basis compared to the prior year. The acquisition of the StatLock® stabilization device product line in the second quarter of 2006 contributed 6 percentage points to net sales growth of urology products for 2006.

Basic drainage products represent the core of the company’s urology business. Consolidated net sales in 2007 of basic drainage products increased 7% on a reported basis (6% on a constant currency basis) compared to the prior year. Consolidated net sales in 2007 of infection control Foley catheter products grew 12% on both a reported basis and a constant currency basis compared to the prior year. Consolidated net sales in 2006 of basic drainage products increased 6% on both a reported basis and constant currency basis compared to the prior year. Consolidated net sales in 2006 of infection control Foley catheter products grew 14% on both a reported and a constant currency basis compared to the prior year.

Consolidated net sales in 2007 of urological specialty products, which include brachytherapy products and services, grew 5% on a reported basis (3% on a constant currency basis) compared to the prior year. Consolidated net sales in 2006 of urological specialty products grew 1% on both a reported basis and constant currency basis compared to the prior year.

Consolidated net sales in 2007 of continence products increased 13% on a reported basis (10% on a constant currency basis) compared to the prior year. Consolidated net sales in 2006 of continence products increased 14% on both a reported basis and constant currency basis compared to the prior year. The company’s pelvic floor reconstruction products, led by the Avaulta™ biosynthetic support system, together with the balance of its line of surgical continence products, continue to provide the momentum in the continence category.

Consolidated net sales in 2007 of the StatLock® stabilization device product line increased 110% on a reported basis (109% on a constant currency basis) compared to the prior year. The StatLock® stabilization device product line was acquired in April 2006.

Oncology Products - The company’s oncology products include specialty access products used primarily for chemotherapy. Consolidated net sales in 2007 of oncology products grew 16% on a reported basis (14% on a constant currency basis) compared to the prior year. United States net sales in 2007 of oncology products grew

16% compared to the prior year. International net sales in 2007 grew 15% on a reported basis (8% on a constant currency basis) compared to the prior year. Consolidated net sales in 2006 of oncology products grew 19% on both a reported basis and constant currency basis compared to the prior year. United States net sales in 2006 of oncology products grew 21% compared to the prior year. International net sales in 2006 of oncology products grew 13% on both a reported basis and a constant currency basis compared to the prior year. The company’s specialty access ports, PICCs and vascular access ultrasound devices contributed to the strong net sales growth in the oncology category in 2007 and 2006.

Surgical Specialty Products - Surgical specialty products include soft tissue repair, performance irrigation and hemostasis product lines. Consolidated net sales in 2007 of surgical specialty products increased 2% on a reported basis (flat on a constant currency basis) compared to the prior year. United States net sales in 2007 of surgical specialty products decreased 1% compared to the prior year. International net sales in 2007 of surgical specialty products increased 12% on a reported basis (5% on a constant currency basis) compared to the prior year. Consolidated net sales in 2006 of surgical specialty products increased 7% on both a reported basis and constant currency basis compared to the prior year. The combined effect of the Composix® Kugel® patch recall in 2005 and expansions in 2006, favorably impacted surgical specialty products net sales growth in 2006 by 1 percentage point. United States net sales in 2006 of surgical specialty products increased 7% compared to the prior year. International net sales in 2006 of surgical specialty products increased 8% on a reported basis (7% on a constant currency basis) compared to the prior year.

The company’s soft tissue repair product line, which includes core hernia repair and hernia fixation products, comprised 75% of 2007 consolidated net sales of surgical specialty products. Consolidated net sales in 2007 of soft tissue repair products grew 2% on a reported basis (1% on a constant currency basis) compared to the prior year due primarily to: (i) the continuing effect of the company’s decision during the quarter ended June 30, 2007 to initiate both a voluntary recall and a withdrawal of the company’s reusable Salute hernia fixation device from the market; (ii) a constrained supply of the company’s disposable Salute II hernia fixation device due to product component and manufacturing scale-up issues; and (iii) low growth of the company’s core hernia repair products. Consolidated net sales in 2006 of soft tissue repair products grew 8% on both a reported basis and constant currency basis compared to the prior year. The combined effect of the Composix® Kugel® patch recall in 2005 and expansions in 2006 favorably impacted soft tissue repair products net sales growth in 2006 by 1 percentage point. The trend in the core hernia repair product line could continue. The Salute II component and manufacturing scale-up issues may impact consolidated net sales of the soft tissue repair product line in subsequent quarters.

On December 29, 2005, the company initiated a voluntary Class I product recall of its Bard® Composix® Kugel® Mesh X-Large Patch intended for ventral hernia repair. The company’s sales results for the quarter and year ended December 31, 2005 included a net sales reduction of $7.8 million in the surgical specialty group due to this recall, resulting in a 1 percentage point reduction in 2005 consolidated net sales growth on a constant currency basis. Following the recall, the FDA conducted an inspection and issued a Form-483 notice to the company’s Davol, Inc. subsidiary identifying certain observations. The company has addressed these observations.

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

Following the expanded recall, the FDA conducted a follow-up inspection and issued a Form-483 notice to Davol identifying certain observations regarding Davol’s quality systems. The company has responded and is in the process of addressing these observations. On April 25, 2007, Davol received a Warning Letter from the New England District Office of the FDA resulting from the follow-up inspection. The Warning Letter relates specifically to non-conformances in Davol’s quality systems previously identified in the related Form-483. The

Warning Letter states that, until Davol resolves the outstanding issues covered by the Warning Letter, no premarket submissions for Class III devices to which the non-conformances are reasonably related will be cleared or approved. Davol presently has no such submissions before the FDA. The company has responded to all observations in the Warning Letter and intends to fully implement corrective actions to address the FDA’s concerns. The company has met with FDA representatives to advise them of the progress being made in addressing observations in the Warning Letter and has proposed a re-inspection of the Davol facility in the first half of 2008. The company cannot, however, give any assurances that the FDA will be satisfied with its response to the Warning Letter or as to the expected date of resolution of matters included in the Warning Letter. For more information, see “Risk Factors.”

On February 13, 2008, the FDA issued a Form-483 notice to the company in connection with an inspection of the company’s manufacturing facility located in Humacao, Puerto Rico. The Form-483 notice identified certain observations regarding the facility’s quality systems. The facility manufactures products for many of the company’s divisions and subsidiaries, including soft tissue repair products for the company’s Davol subsidiary. The company is in the process of addressing these observations and preparing a response to the FDA. The company cannot give any assurances that the FDA will be satisfied with its response to the Form-483 notice or as to the expected date of resolution of matters included in the Form-483 notice. For more information, see “Risk Factors.”

Other Products - The other product group includes irrigation, wound drainage and certain original equipment manufacturers’ products. Consolidated net sales in 2007 of other products were $81.4 million, an increase of 3% on a reported basis (1% on a constant currency basis) compared to the prior year. Consolidated net sales in 2006 of other products were $79.3 million, an increase of 7% on a reported basis and constant currency basis compared to the prior year.

Costs and Expenses

The company’s costs and expenses consist of cost of goods sold, marketing, selling and administrative expense, research and development expense, interest expense and other (income) expense, net. Cost of goods sold consists principally of the manufacturing and distribution costs of the company’s products as well as royalties and the amortization of intangible assets. Marketing, selling and administrative expense consists principally of the costs associated with the company’s sales and administrative organizations. Research and development expense consists principally of expenses incurred with respect to internal research and development activities, milestone payments for third-party research and development activities and purchased research and development (“purchased R&D”) costs arising from the company’s business development activities. Purchased R&D payments may impact the comparability of the company’s results of operations between periods. Interest expense consists of interest charges on indebtedness. Other (income) expense, net consists principally of interest income, foreign exchange gains and losses and other items, some of which may impact the comparability of the company’s results of operations between periods. In January 2006, the company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“FAS 123R”), which impacts the comparability of cost of goods sold, marketing, selling and administrative expense, and research and development expense to 2005. See Note 11 Share Based Compensation Plans in the notes to consolidated financial statements.

The following is a summary of major costs and expenses as a percentage of net sales for the years ended December 31,

	2007	2006	2005
Cost of goods sold	39.3%	38.8%	38.4%
Marketing, selling and administrative expense	29.3%	31.1%	30.1%
Research and development expense	6.2%	7.3%	6.4%
Interest expense	0.5%	0.9%	0.7%
Other (income) expense, net	(1.5)%	2.0%	(1.3)%

Total costs and expenses	73.8%	80.1%	74.3%

Cost of goods sold - The company’s cost of goods sold as a percentage of net sales for the year ended December 31, 2007 was 39.3%, an increase of 50 basis points from the cost of goods sold as a percentage of net sales for the year ended December 31, 2006 of 38.8%. The impact of incremental amortization of intangible assets acquired in 2007 contributed approximately 20 basis points of this increase. The company’s cost of goods sold as a percentage of net sales for the year ended December 31, 2006 was 38.8%, an increase of 40 basis points from the cost of goods sold as a percentage of net sales for the year ended December 31, 2005 of 38.4%. The impact of incremental amortization of intangible assets acquired in 2006 contributed approximately 40 basis points of this increase. The adoption of FAS 123R increased cost of goods sold as a percentage of net sales by 10 basis points in the year ended December 31, 2006.

Marketing, selling and administrative expense - The company’s marketing, selling and administrative costs as a percentage of net sales for the year ended December 31, 2007 was 29.3%, a decrease of 180 basis points from the prior year due to controlled spending. The company’s marketing, selling and administrative costs as a percentage of net sales for the year ended December 31, 2006 was 31.1%, an increase of 100 basis points from the marketing, selling and administrative costs for the year ended December 31, 2005 of 30.1%. The adoption of FAS 123R increased marketing, selling and administrative costs as a percentage of net sales for the year ended December 31, 2006 by 150 basis points, partially offset by controlled spending.

Research and development expense - Research and development expenses are comprised of expenses related to internal research and development activities, milestone payments for third-party research and development activities and purchased R&D costs arising from the company’s business development activities. The components of internal research and development expense include: salary and benefits, allocated overhead and occupancy costs, clinical trial and related clinical manufacturing costs, contract services and milestone payments for third-party research and development. All research and development costs are expensed as incurred. The following table presents the breakdown of the company’s research and development expense for the years ended December 31,

	2007	2006	2005
(dollars in millions)
Research and development	$134.2	$120.9	$113.7
Purchased research and development	1.6	24.0	—

Total research and development expense	$135.8	$144.9	$113.7

Research and development expenditures in 2007 of $135.8 million represented a 6.3% decrease versus the prior year’s expenditures of $144.9 million. Research and development expenditures in 2006 of $144.9 million represented a 27.4% increase over the prior year’s expenditures of $113.7 million. The adoption of FAS 123R increased research and development expense by approximately $1.8 million for the year ended December 31, 2006. For the full year ended December 31, 2007, the company recorded purchased R&D expense of $1.6 million. For the full year ended December 31, 2006, the company recorded purchased R&D expense of $24.0 million.

Interest expense - Interest expense in 2007 was $11.9 million as compared with 2006 interest expense of $16.9 million and 2005 interest expense of $12.2 million. The decline in interest expense in 2007 was the result of decreased borrowings outside the United States.

Other (income) expense, net - The table below presents the components of other (income) expense, net for the years ended December 31,

	2007	2006	2005
(dollars in millions)
Interest income	$(30.7)	$(27.9)	$(18.5)
Foreign exchange (gains) losses	(0.8)	(0.1)	1.7
Legal settlements, net	(0.3)	69.0	—
Asset impairments	—	—	8.9
Investment gains	(0.2)	(2.9)	(9.7)
Tax matter at joint venture	—	1.2	—
Royalty reserve reversal	—	—	(7.1)
Other, net	(0.3)	1.1	2.3

Total other (income) expense, net	$(32.3)	$40.4	$(22.4)

Interest income - For the year ended December 31, 2007, interest income was approximately $30.7 million compared to approximately $27.9 million and $18.5 million in 2006 and 2005, respectively. The increase in 2007 was primarily due to higher balances of cash and cash equivalents.

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

Asset impairments - As a result of a strategic review, in 2005, other (income) expense, net included an asset impairment charge of approximately $8.9 million related to the 2004 acquisition of certain assets of Advanced Surgical Concepts Ltd.

Investment gains - In 2004, Zimmer Holdings, Inc. acquired all of the outstanding stock of Implex Corporation, an equity investment held by the company. The acquisition agreement included contingent performance payments for 2005 and 2006. The company recorded investment gains of $1.8 million and $6.6 million in 2006 and 2005, respectively, related to its investment in Implex Corporation.

Tax matter at joint venture - In 2006, other (income) expense, net included a charge of approximately $1.2 million related to the settlement of a tax audit at Medicon, Inc., the company’s joint venture in Japan.

Royalty reserve reversal - In 2005, other (income) expense, net included income of approximately $7.1 million pretax resulting from the reversal of a reserve related to a patent matter.

Income tax provision

The following is a reconciliation between the effective tax rates and the U.S. federal statutory rate for the years ended December 31,

	2007	2006	2005
U.S. federal statutory rate	35%	35%	35%
State income taxes, net of federal benefit	2%	1%	1%
Operations taxed at less than U.S. rate	(6)%	(10)%	(8)%
Tax impact of repatriation of foreign earnings pursuant to the AJCA	—	—	7%
Impact of foreign tax reform on deferred taxes	(1)%	—	—
Resolution of prior period tax items	—	(7)%	(10)%
Other, net	—	1%	—

Effective tax rate	30%	20%	25%

The change in the company’s effective tax rate between 2006 and 2005 is primarily related to the impact of the 2005 repatriation of $600 million under the American Jobs Creation Act of 2004 (“AJCA”). See Note 3 Income Taxes in the notes to consolidated financial statements. The change in the company’s effective tax rate between 2007 and 2006 is primarily related to the impact of the reduction of the income tax provision in 2006 due to the expiration of the statute of limitations in the United States for the 2000 through 2002 tax years as well as changes in the mix of income among tax jurisdictions.

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

The company’s U.K. affiliates’ tax filings have been examined by Inland Revenue in the United Kingdom for the tax years ending prior to 2005. The company believes all tax differences arising from those audits have been resolved and settled. An audit of the company’s U.K. tax filing for the 2005 year began in the fourth quarter of 2007.

In 2005, the company’s income tax provision was reduced by $45.6 million predominately due to the favorable conclusion of the IRS’s examination of the 1996 through 1999 tax years, as well as the resolution of certain other tax items.

In 2006, the company’s income tax provision was reduced by approximately $23.8 million, predominantly due to the expiration of the statute of limitations in the United States for the 2000 through 2002 tax years as well as the resolution of the U.K. audit for the 1999 through 2003 tax years.

Net Income and Earnings Per Share

The company reported 2007 consolidated net income of $406.4 million, an increase of 49% from 2006 consolidated net income of $272.1 million. The company reported 2007 diluted earnings per share of $3.84, an increase of 51% from 2006 diluted earnings per share of $2.55.

The company reported 2006 consolidated net income of $272.1 million, a decrease of 19% from 2005 consolidated net income of $337.1 million. The company reported 2006 diluted earnings per share of $2.55, a decrease of 18% from 2005 diluted earnings per share of $3.12.

Certain items in 2007, 2006 and 2005 impact the comparability of the company’s results of operations between periods including those described above under costs and expenses and income tax provision. For additional information, see Note 16 Unaudited Interim Financial Information contained in the notes to the consolidated financial statements.

Discontinued Operations

The company withdrew from the synthetic bulking market on January 31, 2007 and in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, accounts for this withdrawal as a discontinued operation. The withdrawal was based upon a strategic review of its Tegress™ synthetic bulking product which considered the product’s limited commercial success to date, significant future clinical costs and uncertain growth potential. During the fourth quarter of 2006, the company recorded an impairment charge and related costs of approximately $46.4 million pretax.

The impact of discontinued operations was as follows for the years ended December 31,

	2007	2006	2005
(dollars in millions)
Net sales	$0.3	$5.9	$2.9

Pretax income from operations	0.1	(47.0)	(4.1)
Income tax provision	0.1	(4.6)	(0.8)

Income (loss) on operations	$—	$(42.4)	$(3.3)

See Note 2 Acquisitions and Divestitures in the notes to the consolidated financial statements.

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

	2007	2006	2005
(dollars in millions)
Cash	$30.4	$22.1	$28.0
Cash equivalents	458.0	394.1	726.2
Short-term investments	82.2	101.0	4.0

Subtotal	$570.6	$517.2	$758.2

Working capital	$960.3	$844.6	$622.6

Current ratio	4.41/1	3.92/1	1.97/1

Total debt	$150.6	$150.6	$301.4

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

The following table and explanations provide cash flow data from continuing operations for the years ended December 31,

	2007	2006	2005
(dollars in millions)
Net cash provided by operating activities from continuing operations	$547.4	$330.2	$401.3

Net cash used in investing activities from continuing operations	$(112.5)	$(357.5)	$(112.3)

Net cash used in financing activities from continuing operations	$(386.7)	$(328.4)	$(2.6)

Operating activities from continuing operations - For the years ended December 31, 2007, 2006 and 2005, the company generated cash flow from continuing operations of $547.4 million, $330.2 million and $401.3 million, respectively. Income from continuing operations was $406.4 million, $314.5 million and $340.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. Adjustments to reconcile income from continuing operations to net cash provided from continuing operations was $141.0 million, $15.7 million and $60.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. The increase in 2007 was due primarily to a tax payment made in the first quarter of 2006 related to the company’s repatriation of foreign earnings in 2005 pursuant to the AJCA and other improvements in working capital balances. Depreciation expense was approximately $48.6 million in 2007, $44.6 million in 2006 and $39.0 million in 2005. Amortization expense was approximately $31.4 million in 2007, $26.2 million in 2006 and $20.9 million in 2005.

Investing activities from continuing operations - During 2007, the company used $112.5 million in cash for investing activities from continuing operations, $245.0 million less than in 2006. During 2006, the company used $357.5 million in cash for investing activities from continuing operations, $245.2 million more than in 2005. Capital expenditures amounted to $50.7 million, $70.4 million and $97.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. The company spent approximately $83.6 million in 2007, $191.9 million in 2006 and $25.4 million in 2005 for the acquisition of businesses, patents, trademarks, purchase rights and other related items to augment its existing product lines. These cash expenditures were financed primarily with cash from operations and short-term borrowings.

Financing activities from continuing operations - During 2007, the company used $386.7 million in cash for financing activities from continuing operations, $58.3 million more than in 2006. During 2006, the company used $328.4 million in cash for financing activities from continuing operations, $325.8 million more than in 2005. Cash flow related to financing activities from continuing operations included changes in borrowings, equity proceeds and excess tax benefits related to option exercises, repurchases of company common stock and dividend payments. Total debt was $150.6 million, $150.6 million and $301.4 million at December 31, 2007, 2006 and 2005, respectively. Total debt to total capitalization was 7.5%, 8.1% and 16.4% at December 31, 2007, 2006 and 2005, respectively. In 2007, the company spent $422.8 million to purchase 5,115,138 shares of the company’s common stock. In 2006, the company spent $201.3 million to purchase 2,787,600 shares of the company’s common stock. In 2005, the company spent $143.4 million to purchase 2,200,000 shares of company’s common stock. On October 10, 2007, the Board of Directors authorized the repurchase of up to an additional $500 million of the company’s common stock. The company paid cash dividends of $60.1 million, $56.3 million and $52.7 million in 2007, 2006 and 2005, respectively.

The company had no short-term borrowings in 2007. In 2006, the average outstanding balance of short-term borrowings was approximately $82.0 million with an effective interest rate of 5.33%. At December 31, 2006, all short-term borrowings had been repaid.

On June 28, 2007, the company amended its existing domestic syndicated bank credit facility with a $400 million five-year credit agreement that expires in June 2012. The amended credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The facility includes pricing based on the company’s long-term credit rating and includes a financial covenant that limits the amount of total debt to total capitalization. There were no outstanding borrowings or commercial paper borrowings at December 31, 2007 and December 31, 2006. In addition, on October 21, 2005, a wholly owned foreign subsidiary of the company entered into a $250 million syndicated bank credit facility to be used for general corporate needs, including in support of the company’s decision in 2005 to repatriate undistributed foreign earnings under the AJCA. Loans under the facility bear interest at the company’s option at a fixed spread to LIBOR or the higher of prime rate and 0.50% over the federal funds rate. The facility expires in October 2008. There were no outstanding borrowings under the facility at December 31, 2007 and December 31, 2006.

At December 31, 2007 and 2006, the company had outstanding approximately $149.8 million of unsecured notes that mature in 2026 and pay a semi-annual coupon of 6.70%. The coupon interest closely approximates the effective annual cost of the notes. The market value of the notes approximated $158.3 million at December 31, 2007.

Certain of the company’s debt agreements contain customary representations, warranties and default provisions as well as restrictions that, among other things, require the maintenance of operating cash flow levels and limit the amount of debt that the company may have outstanding. As of December 31, 2007, the company was in compliance with all such financial covenants.

At December 31, 2007, the company’s long-term debt was rated “A” by Standard and Poor’s and “Baa1” by Moody’s, and the company’s commercial paper ratings were “A-1” by Standard and Poor’s and “P-2” by Moody’s.

Commitments and Contingencies

Presented below is a summary of contractual obligations and other commercial commitments at December 31, 2007.

Contractual Obligations (dollars in millions)	Total	1 Year	2-3 Years	4-5 Years	5+ Years
Forward contracts	$126.5	$126.5	$—	$—	$—
Total debt	150.6	0.8	—	—	149.8
Capital lease obligations	0.1	0.1	—	—	—
Operating lease obligations	123.6	21.1	32.7	22.1	47.7
Acquisition and investment milestones	24.0	6.0	18.0	—	—
Purchase obligations	176.6	136.8	25.5	11.6	2.7
Other long-term liabilities	108.8	—	26.2	20.8	61.8

	$710.2	$291.3	$102.4	$54.5	$262.0

The table above does not include $55.3 million of the total unrecognized tax benefits for uncertain tax positions and approximately $11.7 million of associated accrued interest. Due to the high degree of uncertainty regarding the timing of potential future cash flows, the company is unable to make a reasonable estimate of the amount and period in which these liabilities might be paid. It is reasonably possible that the total amount of previously unrecognized tax benefits may decrease by up to $20.0 million within twelve months of December 31, 2007 based upon the expiration of statutes of limitations and/or the conclusion of tax examinations in several jurisdictions.

Forward contracts - The company periodically enters into forward contracts and purchases options to reduce its exposure to fluctuations in currency values. See Note 9 Derivative Instruments in the notes to consolidated financial statements. The table above includes forward currency agreements, which obligate the company for the forward purchase of currencies in which the company has known or anticipated sales or payments.

Total debt - Total debt was $150.6 million at December 31, 2007, consistent with debt balances at December 31, 2006. Total debt was $150.6 million at December 31, 2006, down $150.8 million from December 31, 2005. Total debt to capitalization was 7.5% at December 31, 2007. Total debt to total capitalization was 8.1% at December 31, 2006.

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

Other long-term liabilities - Other long-term liabilities include tax, pension liabilities, product liabilities, and other long-term liabilities of approximately $175.8 million.

Pension Obligations - The company’s objective in funding its domestic tax-qualified plan is to accumulate funds sufficient to provide for all benefits and to satisfy the minimum contribution requirements of ERISA. Outside the United States, the company’s objective is to fund the international retirement costs over time within the limits of minimum requirements and allowable tax deductions. The company’s annual funding decisions also take into account each tax-qualified plan’s return compared to the plan’s corresponding expense and the extent to which each tax-qualified plan’s benefit obligation exceeds its corresponding funded status. In 2007, the company made voluntary contributions of $15.0 million to the company’s U.S. tax-qualified plan and $6.8 million to the company’s non-U.S. tax-qualified plans. In 2006, the company made voluntary contributions of $12.0 million to the company’s U.S. tax-qualified plan and $2.6 million to the company’s non-U.S. tax-qualified plans. The company will consider the factors identified above in determining its 2008 pension funding. The nonqualified noncontributory defined benefit pension plans include supplemental plans which are generally not funded.

Legal Matters - On November 27, 2006, the company’s Urological Division received a subpoena issued by the Department of Health and Human Services, Office of Inspector General, under the authority of the federal healthcare fraud and false claims statutes. The subpoena seeks documents related to the division’s brachytherapy business. The company is cooperating with the government’s request and is in the process of responding to the subpoena. At this stage of the inquiry the likelihood of an adverse outcome cannot be assessed. The company cannot give any assurances that this matter will not have a material adverse impact on the company’s results of operations in a future period.

As of February 25, 2008, approximately 580 federal and 280 state lawsuits involving individual claims by approximately 2,135 plaintiffs, as well as nine putative class actions, have been filed or asserted against the company with respect to its Composix® Kugel® product intended for ventral hernia repair (collectively, the “Composix Claims”). The company voluntarily recalled certain sizes and lots of the product beginning in December 2005. The actions generally seek damages for personal injury resulting from use of the product and the putative class actions, none of which has been certified, also seek (i) medical monitoring, (ii) compensatory damages, (iii) punitive damages, (iv) a judicial finding of defect and causation and/or (v) attorneys’ fees. On June 22, 2007, the Judicial Panel on Multidistrict Litigation transferred Composix lawsuits pending in federal courts nationwide into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island. Approximately 245 of the state lawsuits, involving individual claims by approximately 1,465 plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions.

The Composix Claims are at a preliminary stage. In the vast majority of these cases, we have not yet obtained and reviewed complete information regarding the plaintiffs and their medical conditions, and consequently, we are unable to fully evaluate the claims or determine the time frame in which they may be resolved. As in most litigation of this nature, the Composix Claims present a wide variety of claims, ranging from allegations of serious injury caused by the products to efforts to obtain compensation notwithstanding the absence of any injury. We believe that many settlements and judgments relating to the Composix claims may be covered in whole or in part under our product liability insurance policies. While the company intends to vigorously defend the Composix Claims, it cannot give any assurances that the Composix Claims will not have a material adverse impact on the company’s result of operations in future periods or the company’s financial position or liquidity. For more information, see “Risk Factors”.

On February 21, 2007, Southeast Missouri Hospital filed a putative class action complaint on behalf of itself and all others similarly situated against the company and another manufacturer under the caption Southeast Missouri Hospital, et al. v. C. R. Bard, Inc., et al. (Civil Action No. 1:07-cv-00031, United States District Court, Eastern District of Missouri, Southeastern District). The plaintiff alleges that the company and the other defendant conspired to exclude competitors from the market and to maintain the company’s market share by engaging in conduct in violation of state and federal antitrust laws. The plaintiff seeks injunctive relief and money damages. Antitrust damages are subject to trebling. The company intends to defend this matter vigorously. At this time, it is not possible to assess the likelihood of an adverse outcome or determine an estimate, or a range of estimates, of potential damages. The company cannot give any assurances that this matter will not have a material adverse impact on the company’s results of operations in a future period or the company’s financial position or liquidity.

In December 2007, a U.S. District Court jury in Arizona found that certain of W.L. Gore & Associates Inc.’s ePTFE vascular grafts and stent-grafts infringe the company’s patent number 6,436,135. The jury upheld the validity of the patent and awarded the company $185 million in past damages. The jury also found that Gore willfully infringed the patent. In a second phase of the trial, the court is currently assessing Gore’s assertion that the patent is unenforceable due to inequitable conduct. Because the company considers this matter a gain contingency, no amounts have been recorded as of December 31, 2007.

New Accounting Pronouncements - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 is effective as of the beginning of Bard’s 2008 fiscal year, with the exception of certain provisions deferred until fiscal 2009. The impact of this standard on the company’s consolidated financial statements is not expected to be material in 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective as of the beginning of Bard’s 2008 fiscal year. The company did not elect the fair value option permitted by FAS 159 upon adoption.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“FAS 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, (“FAS 160”). FAS 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair value on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. FAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. FAS 141R and FAS 160 are effective as of the beginning of Bard’s 2009 fiscal year. The company is currently evaluating the impact of the adoption of FAS 141R and FAS 160.

Management’s Use of Non-GAAP Measures

“Net sales on a constant currency basis” is a non-GAAP financial measure. The company analyzes net sales on a constant currency basis to better measure the comparability of results between periods. Because changes in foreign currency exchange rates have a non-operating impact on net sales, the company believes that evaluating growth in net sales on a constant currency basis provides an additional and meaningful assessment of net sales to both management and the company’s investors. Constant currency growth rates are calculated by translating the prior year’s local currency sales by the current period’s exchange rate. Constant currency growth rates are not indicative of changes in corresponding cash flows. The limitation of these non-GAAP measures is that they do not reflect results on a standardized reporting basis. Non-GAAP financial measures are intended to supplement the applicable GAAP disclosures and should not be viewed as a replacement for GAAP results.

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

Share-Based Compensation - The company accounts for share-based compensation in accordance with FAS 123R. Under the fair value provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. In order to determine the fair value of stock options on the date of grant, the company utilizes a binomial model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. The risk-free interest rate and dividend yield are based on factual data derived from public sources. The expected stock-price volatility and option life assumptions require significant judgment which makes them critical accounting estimates.

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

Legal Accruals - The company is subject to various legal proceedings and claims, including for example, product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes, the outcomes of which are not within the company’s complete control and may not be known for extended periods of time. In some cases, the claimants seek damages, as well as other relief, which, if granted, could require significant expenditures. In accordance with FASB Statement No. 5, Accounting for Contingencies, the company records a liability in its consolidated financial statements for costs related to claims, settlements and judgments where the company has assessed that the loss is probable and an amount can be reasonably estimated. If the estimate of a probable loss is a range and no amount within the range is more likely, the company accrues the minimum amount of the range. The company records a receivable from its product liability insurance carriers when those recoveries are probable and collectible. Legal costs associated with these matters are expensed as incurred.

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

Effective January 1, 2007, the company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). See Note 3 Income Taxes in the notes to consolidated financial statements.

The company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for the respective tax jurisdiction. Within specific countries, the company may be subject to audit by various tax authorities, or subsidiaries operating within the country may be subject to different statute of limitations expiration dates. As of December 31, 2007, a summary of the tax years that remain subject to examination in the company’s major tax jurisdictions are:

United States – federal	2003 and forward
United States – states	2002 and forward
Germany	2001 and forward
Malaysia	2001 and forward
Puerto Rico	2003 and forward
United Kingdom	2005 and forward

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

Intangible assets consist primarily of patents, distribution agreements, and other intellectual property, which are amortized using the straight-line method over their estimated useful lives, ranging from 8 to 24 years. The company reviews these intangible assets for impairment annually or as changes in circumstances or the occurrence of events suggest the remaining value is not recoverable.

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

Risks and Uncertainties; Cautionary Statement Regarding Forward-Looking Information

Certain statements contained herein or in other company documents and certain statements that may be made by management of the company orally may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “forecast,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to product approvals, future performance of current and anticipated products, sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. The company’s forward-looking statements speak only as of the date of this report or as of the date they are made, and the company undertakes no obligation to update its forward-looking statements.

In addition, there are substantial risks inherent in the medical device business. The company’s business involves the design, development, manufacture, packaging, distribution and sale of life-sustaining medical devices. These devices are often utilized on, or permanently or temporarily implanted in, patients in clinically demanding circumstances, such as operating rooms, emergency units, intensive care and critical care settings, among others. These circumstances, among other factors, can cause the products to become associated with adverse clinical events, including patient mortality and injury, and could lead to product liability claims (including lawsuits seeking class action status or seeking to establish multi-district litigation proceedings) and other litigation, product withdrawals, Warning Letters, recalls, field corrections or regulatory enforcement actions relating to one or more of the company’s products, any of which could have a material adverse effect on our business, financial position, liquidity and results of operations.

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

•

the ability to identify appropriate companies, businesses and technologies as potential acquisition candidates, to consummate and successfully integrate such transactions or to obtain agreements for such transactions with favorable terms;

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

•

damage to a company facility, which could render the company unable to manufacture one or more products (as the company may utilize only one manufacturing facility for certain of its major products) and may require the company to reduce the output of products at the damaged facility thereby making it difficult to meet product shipping targets;

•

the potential impairment of goodwill and intangible assets of the company resulting from insufficient cash flow generated from such assets specifically, or our business more broadly, so as to not allow the company to justify the carrying value of the assets; and

•	the ability to obtain appropriate levels of product liability insurance on reasonable terms.

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

•

FDA inspections resulting in FDA Form-483 observations and/or Warning Letters identifying deficiencies in the company’s current good manufacturing practices and/or quality systems; Warning Letters which identify violations of FDA regulations that could result in product holds, recalls, restrictions on future clearances by the FDA for products to which the deficiencies are reasonably related and/or civil penalties;

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

•	changes in the FDA and/or foreign regulatory approval processes that may delay or prevent the approval of new products and result in lost market opportunity;

•	the impact of more vigorous compliance and enforcement activities affecting the healthcare industry in general or the company in particular;

•	changes in the tax or environmental laws or standards affecting our business;

•	changes in the law that could require facility upgrades or process changes and could affect production rates and output; and

•	compliance costs and potential penalties and remediation obligations in connection with environmental laws, including regulations regarding air emissions, waste water discharges and solid waste.

Legal disputes, including:

•	disputes over intellectual property rights;

•	product liability claims including lawsuits seeking class action status or seeking to establish multi-district litigation proceedings, including with respect to our Composix Kugel products;

•	claims asserting securities law violations;

•	claims asserting, and/or subpoenas seeking information regarding, violations of law in connection with federal and/or state healthcare programs such as Medicare or Medicaid;

•	derivative shareholder actions;

•	claims and subpoenas asserting antitrust violations;

•

environmental claims, including risks relating to accidental contamination or injury from the use of hazardous materials in the company’s manufacturing, sterilization and research activities and the potential for the company to be held liable for any resulting damages; and

•	commercial disputes, including disputes over distribution agreements, license agreements, manufacturing/supply agreements, development/research agreements and acquisition or sale agreements.

General economic conditions, including:

•	international and domestic business conditions;

•	political or economic instability in foreign countries;

•	interest rates;

•	foreign currency exchange rates; and

•	changes in the rate of inflation.

Other factors beyond our control, including catastrophes, both natural and man-made, earthquakes, floods, fires, explosions, acts of terrorism or war.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Bard operates on a global basis and therefore is subject to the exposures that arise from foreign exchange rate fluctuations. The company manages these exposures using operational and economic hedges as well as derivative financial instruments. The company’s foreign currency exposures may change over time as changes occur in the company’s international operations. The company’s objective in managing its exposures to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with assets, liabilities, net investments and probable commitments denominated in foreign currencies. In order to reduce the risk of foreign currency exchange rate fluctuations, the company will from time to time enter into derivative financial instruments to hedge a portion of its expected foreign currency denominated cash flow from operations. The instruments that the company uses for hedging are forward contracts and options with major financial institutions. The company expects that the changes in fair market value of such contracts will have a high correlation to the price changes in the related hedged cash flow. The principal currencies the company hedges are the Euro, the British Pound, the Mexican Peso and the Japanese Yen. Any gains and losses on these hedge contracts are expected to offset changes in the value of the related exposure. Bard’s risk management guidelines prohibit entering into financial instruments for speculative purposes. The company enters into foreign currency transactions only to the extent that foreign currency exposure exists. A sensitivity analysis of changes in the fair value of all foreign exchange derivative contracts at December 31, 2007 indicates that if the U.S. dollar uniformly strengthened by 10% against all currencies, the fair value of these contracts would increase by $4.6 million, and if the U.S. dollar uniformly weakened by 10% against all currencies, the fair value of these contracts would decrease by $3.8 million. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.

In December 1996, the company issued $150.0 million of 6.70% notes due 2026. Note holders had a one-time option to redeem the notes at par value on December 1, 2006, and accordingly, the company had classified the notes as current during the 12-month period ending December 1, 2006. In the fourth quarter of 2006, approximately $0.2 million of the notes were redeemed and the remaining balance of approximately $149.8 million has been reclassified as long-term debt. The market value of the notes approximates $158.3 million at December 31, 2007. Assuming a 100 basis point increase or decrease in U.S. interest rates and assuming that the notes are held to maturity, the market value of the notes would approximate $142.3 million or $176.9 million, respectively, on December 31, 2007.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment and those criteria, management believes that the company maintained effective internal control over financial reporting as of December 31, 2007.

The company’s independent registered public accounting firm has issued an attestation report on the effectiveness of the company’s internal control over financial reporting. That report appears on page II-26.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

C. R. Bard, Inc.:

We have audited the accompanying consolidated balance sheets of C. R. Bard, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ investment, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of C. R. Bard, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of C. R. Bard, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”, effective January 1, 2007. Also, as discussed in Notes 1 and 11 to the consolidated financial statements, the company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” and the Securities and Exchange Commissions’s Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, effective January 1, 2006. Also, as discussed in Note 12 to the consolidated financial statements, the company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R”, effective December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of C. R. Bard, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2008 expressed an unqualified opinion on the effectiveness of C. R. Bard, Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey

February 25, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

C. R. Bard, Inc.:

We have audited C. R. Bard, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).” C. R. Bard, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the effectiveness of C. R. Bard, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatement. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, C. R. Bard, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of C. R. Bard, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ investment, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 25, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Short Hills, New Jersey

February 25, 2008

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars and shares in thousands except per share amounts)

	For the Years Ended December 31,
	2007	2006	2005
Net sales	$2,202,000	$1,979,600	$1,768,400
Costs and expenses:
Cost of goods sold	864,500	767,600	678,600
Marketing, selling & administrative expense	644,800	615,200	532,600
Research & development expense	135,800	144,900	113,700
Interest expense	11,900	16,900	12,200
Other (income) expense, net	(32,300)	40,400	(22,400)

Total costs and expenses	1,624,700	1,585,000	1,314,700

Income from continuing operations before tax provision	577,300	394,600	453,700
Income tax provision	170,900	80,100	113,300

Income from continuing operations	406,400	314,500	340,400

Discontinued operations:
Income (loss) from operations of Tegress™	100	(47,000)	(4,100)
Income tax provision	100	(4,600)	(800)

Income (loss) on discontinued operations	—	(42,400)	(3,300)

Net Income	$406,400	$272,100	$337,100

Basic earnings (loss) per share:
Income from continuing operations	$3.96	$3.04	$3.25
Income (loss) on discontinued operations	—	(0.41)	(0.03)
Net income per share	$3.96	$2.63	$3.22

Diluted earnings (loss) per share:
Income from continuing operations	$3.84	$2.94	$3.15
Income (loss) on discontinued operations	—	(0.40)	(0.03)
Net income per share	$3.84	$2.55	$3.12

Wt. avg. common shares outstanding - basic	102,700	103,500	104,800

Wt. avg. common shares outstanding - diluted	105,900	106,900	108,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT

(dollars in thousands except share and per share amounts)

	Common Stock		Capital In Excess Of Par Value	Retained Earnings	Accumulated Other Comp. Inc/(Loss)	Unearned Compensation	Total
	Shares	Amount
Balance at December 31, 2004	104,672,310	$26,200	$448,900	$858,100	$46,200	$(19,300)	$1,360,100

Net income	—	—	—	337,100	—	—	337,100
Available for sale securities (net of $100 taxes)	—	—	—	—	100	—	100
Change in derivative instruments designated as cash flow hedges (net of $300 taxes)	—	—	—	—	1,200	—	1,200
Foreign currency translation adjustment	—	—	—	—	(43,900)	—	(43,900)
Minimum pension liability (net of $600 taxes)	—	—	—	—	(1,000)	—	(1,000)

Total comprehensive income	—	—	—	337,100	(43,600)	—	293,500
Cash dividends ($0.50 per share)	—	—	—	(52,700)	—	—	(52,700)
Dividends declared, unpaid ($0.13 per share)	—	—	—	(13,700)	—	—	(13,700)
Issuance of common stock	1,540,188	400	69,200	—	—	(22,900)	46,700
Share-based compensation	—	—	9,300	—	—	—	9,300
Purchases of common stock for treasury	(2,200,000)	(600)	—	(142,800)	—	—	(143,400)
Tax benefit relating to incentive stock options and employee stock purchase plans	—	—	27,500	—	—	—	27,500
Amortization of deferred compensation	—	—	—	—	—	8,800	8,800

Balance at December 31, 2005	104,012,498	$26,000	$554,900	$986,000	$2,600	$(33,400)	$1,536,100

Adjustment for the adoption of FAS 123R	—	—	(33,400)	—	—	33,400	—

Adjustment for the cumulative effect on prior years of the adoption of SAB 108 (net of $6,200 taxes)	—	—	—	26,500	—	—	26,500

Net income	—	—	—	272,100	—	—	272,100
Available for sale securities (net of $1,900 taxes)	—	—	—	—	(3,700)	—	(3,700)
Change in derivative instruments designated as cash flow hedges (net of $400 taxes)	—	—	—	—	(1,200)	—	(1,200)
Foreign currency translation adjustment	—	—	—	—	41,700	—	41,700
Minimum pension liability (net of $13,600 taxes)	—	—	—	—	(22,000)	—	(22,000)

Total comprehensive income	—	—	—	272,100	14,800	—	286,900
Adjustment for the adoption of SFAS 158 (net of $17,600 taxes)	—	—	—	—	(31,700)	—	(31,700)
Cash dividends declared in current year ($0.55 per share)	—	—	—	(57,200)	—	—	(57,200)
Issuance of common stock	1,930,539	500	60,700	—	—	—	61,200
Share-based compensation	—	—	47,900	—	—	—	47,900
Purchases of common stock for treasury	(2,787,600)	(700)	—	(200,600)	—	—	(201,300)
Tax benefit relating to employee stock plans	—	—	29,600	—	—	—	29,600

Balance at December 31, 2006	103,155,437	$25,800	$659,700	$1,026,800	$(14,300)	$—	$1,698,000

Adjustment for the adoption of FIN 48	—	—	—	5,300	—	—	5,300

Net income	—	—	—	406,400	—	—	406,400
Available for sale securities (net of $800 taxes)	—	—	—	—	(1,400)	—	(1,400)
Change in derivative instruments designated as cash flow hedges (net of $700 taxes)	—	—	—	—	(1,200)	—	(1,200)
Foreign currency translation	—	—	—	—	43,900	—	43,900
Benefit plan adjustment (net of $9,500 taxes)	—	—	—	—	15,500	—	15,500

Total comprehensive income	—	—	—	406,400	56,800	—	463,200
Cash dividends declared in current year ($0.58 per share)	—	—	—	(60,700)	—	—	(60,700)
Issuance of common stock	2,150,818	500	73,700	—	—	—	74,200
Share-based compensation	—	—	51,200	—	—	—	51,200
Purchases of common stock for treasury	(5,115,138)	(1,300)	—	(421,500)	—	—	(422,800)
Tax benefit relating to employee stock plans	—	—	39,600	—	—	—	39,600

Balance at December 31, 2007	100,191,117	$25,000	$824,200	$956,300	$42,500	$—	$1,848,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands except share and per share amounts)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$488,400	$416,200
Short-term investments	82,200	101,000
Accounts receivable, less allowances of $15,600 and $15,700, respectively	362,000	334,100
Inventories	244,700	224,300
Short-term deferred tax assets	36,500	28,200
Other current assets	28,200	24,500
Assets of discontinued operations	—	5,600

Total current assets	1,242,000	1,133,900

Property, plant and equipment, at cost:
Land	14,400	14,500
Buildings and improvements	205,600	214,800
Machinery and equipment	357,100	341,000

	577,100	570,300
Less - accumulated depreciation and amortization	232,500	227,600

Net property, plant and equipment	344,600	342,700
Goodwill	447,700	440,600
Patents, net of amortization	188,800	199,000
Other intangible assets, net of amortization	136,500	82,300
Deferred tax assets	44,400	32,500
Other assets	71,500	46,200

	$2,475,500	$2,277,200

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$800	$—
Accounts payable	50,200	57,800
Accrued compensation and benefits	99,800	93,800
Accrued expenses	118,500	101,100
Federal and foreign income taxes	12,400	36,300
Liabilities of discontinued operations	—	300

Total current liabilities	281,700	289,300

Long-term debt	149,800	150,600
Other long-term liabilities	175,800	117,400
Deferred income taxes	20,200	21,900
Commitments and contingencies	—	—
Shareholders’ investment:
Preferred stock, $1 par value, authorized 5,000,000 shares; none issued	—	—
Common stock, $.25 par value, authorized 600,000,000 shares in 2007 and 2006; issued and outstanding 100,191,117 shares in 2007 and 103,155,437 shares in 2006	25,000	25,800
Capital in excess of par value	824,200	659,700
Retained earnings	956,300	1,026,800
Accumulated other comprehensive income (loss)	42,500	(14,300)

Total shareholders’ investment	1,848,000	1,698,000

	$2,475,500	$2,277,200

The accompanying notes to consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities from continuing operations:
Net income	$406,400	$272,100	$337,100
Loss on discontinued operations	—	42,400	3,300

Income from continuing operations	406,400	314,500	340,400
Adjustments to reconcile income from continuing operations to derive net cash provided from continuing operating activities:
Depreciation and amortization	80,000	70,800	59,900
Gain on investments	(200)	(2,900)	(9,800)
Purchased research and development	1,600	24,000	—
Deferred income taxes	(22,400)	(15,300)	2,400
Expenses under share-based compensation plans	51,200	47,000	9,300
Gain on sale of fixed assets	(100)	—	—
Royalty reserve reversal	—	—	(7,100)
Impairment charge	—	—	8,900
Tax benefits and credits	(1,400)	(23,800)	(45,600)
Inventory reserves and provision for doubtful accounts	11,300	14,200	18,800
Other noncash items	700	1,100	(1,400)
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(12,300)	(42,200)	3,900
Inventories	(20,800)	(35,200)	(33,300)
Other operating assets	(4,400)	15,500	7,400
Current liabilities including tax benefits from employee share-based exercises of $3,100, $5,000 and $27,500 in 2007, 2006 and 2005, respectively	54,400	(33,000)	58,900
Pension contributions	(21,800)	(17,200)	(19,600)
Other long-term liabilities	25,200	12,700	8,200

Net cash provided by operating activities from continuing operations	547,400	330,200	401,300

Cash flows from investing activities from continuing operations:
Capital expenditures	(50,700)	(70,400)	(97,100)
Proceeds from investments	200	2,900	10,200
Settlement (purchase) of available-for-sale securities, net	18,600	(98,100)	—
Net proceeds from sales of fixed assets	3,000	—	—
Payments made for purchases of businesses, net of cash acquired	(42,900)	(170,400)	(8,300)
Patents and other intangibles	(40,700)	(21,500)	(17,100)

Net cash used in investing activities from continuing operations	(112,500)	(357,500)	(112,300)

Cash flows from financing activities from continuing operations:
Proceeds from exercises of share-based payment arrangements, net	59,700	55,400	44,100
Excess tax benefit relating to employee share-based compensation plans	36,500	24,600	—
Purchase of common stock	(422,800)	(201,300)	(143,400)
Payments of long-term borrowings	—	(200)	(100)
Proceeds (repayments) from short-term borrowings, net	—	(150,600)	149,500
Dividends paid	(60,100)	(56,300)	(52,700)

Net cash used in financing activities from continuing operations	(386,700)	(328,400)	(2,600)

Net cash flows from discontinued operations:
Net cash provided by (used in) operating activities	5,300	3,100	(200)
Net cash used in investing activities	—	—	(53,800)

Net cash provided by (used in) discontinuing operations	5,300	3,100	(54,000)

Effect of exchange rate changes on cash and cash equivalents	18,700	14,600	(17,100)
Effect of variable interest entity consolidation	—	—	(1,900)
Net increase (decrease) in cash and cash equivalents during the year	72,200	(338,000)	213,400
Balance at January 1	416,200	754,200	540,800

Balance at December 31	$488,400	$416,200	$754,200

The accompanying notes to consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

Nature of Operations - C. R. Bard, Inc. (the “company” or “Bard”) is engaged in the design, manufacture, packaging, distribution and sales of medical, surgical, diagnostic and patient care devices. The company markets its products worldwide to hospitals, individual healthcare professionals, extended care facilities and alternate site facilities. Bard holds market leading positions in vascular, urology, oncology and surgical specialty products.

Consolidation - The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The accounts of most foreign subsidiaries are consolidated as of November 30. No events occurred related to these foreign subsidiaries during the months of December 2007, 2006 or 2005 that materially affected the financial position or results of operations of the company. In addition, the company evaluates its relationships with other entities to identify whether they are variable interest entities as defined by FASB Interpretation No. 46 (R) Consolidation of Variable Interest Entities (“FIN 46R”) and to assess whether it is the primary beneficiary of such entities. If the determination is made that the company is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with FIN 46R.

Related Parties - The company has a 50% ownership in Medicon, Inc. (“Medicon”), a Japanese joint venture with Kobayashi Pharmaceutical Co., Ltd. The joint venture was formed in 1972 to distribute Bard’s products in Japan. Bard accounts for the joint venture under the equity method of accounting. All transactions with Medicon are denominated in U.S. dollars. There were no leasing transactions or indebtedness between Medicon and Bard. Bard recorded sales to Medicon of $106.1 million, $98.1 million and $92.1 million for the years ended 2007, 2006 and 2005, respectively. Bard eliminates the intercompany profits on sales to Medicon until Medicon sells Bard’s products to a third party. Bard recorded Medicon equity income of $1.9 million, $0.2 million and $3.6 million for the years ended 2007, 2006 and 2005, respectively. Bard received dividends from Medicon of $1.1 million, $1.2 million and $1.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. Bard’s investment in Medicon was $16.6 million and $15.9 million at December 31, 2007 and 2006, respectively. Included in accounts receivable are trade receivables due from Medicon for purchases of Bard’s products of $29.0 million and $24.9 million at December 31, 2007 and 2006, respectively.

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

Staff Accounting Bulletin No. 108 - In September 2006, the SEC released Staff Accounting Bulletin 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how to evaluate prior period financial statement misstatements for purposes of assessing their materiality in the current period. There are two widely recognized methods for quantifying the effects of financial statement misstatements: the “rollover” or income statement method and the “iron curtain” or balance sheet method. Historically, the company used the “rollover” method. Under this method the company quantified its financial statement misstatements based on the amount of errors originating in the current-year income statement, and as a result did not consider the effects of prior-year misstatements to be material on the company’s financial statements. SAB 108 now requires that the company must consider both the rollover and iron curtain methods (“dual method”) when quantifying misstatements in the financial statements. The

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

iron curtain method quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s origination. Upon adoption, SAB 108 permits the company to adjust for the cumulative effect of errors that were previously considered immaterial under the rollover method that are now considered material under the dual method. The SAB 108 adjustment affects the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption.

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

Foreign Currency - Financial statements of foreign subsidiaries are translated into U.S. dollars at current year-end rates, except that the revenues, costs and expenses are translated at average monthly rates during each monthly period. Net exchange gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany transactions of a long-term investment nature are accumulated and credited or charged directly to a separate component of shareholders’ investment. Any foreign currency gains or losses related to monetary assets are charged to other (income) expense, net. See Note 13 Other (Income) Expense, Net in these notes to consolidated financial statements. Foreign currency translation included in accumulated other comprehensive income/(loss) was $82.6 million and $38.7 million at December 31, 2007 and 2006, respectively.

Revenue Recognition - Bard markets its products worldwide to hospitals, individual healthcare professionals, extended care facilities and alternate site facilities. The company sells directly to these end-users as well as to independent distributors. Distributor sales accounted for approximately 33% of the company’s net sales in 2007.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Advertising Costs - Costs related to advertising are expensed as incurred. Advertising expense was $3.4 million, $3.3 million and $4.6 million in 2007, 2006 and 2005, respectively, and is included in marketing, selling and administrative expense in the company’s consolidated statements of income.

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

Share-Based Compensation - The company accounts for share-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“FAS 123R”). Under the fair value provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. In order to determine the fair value of stock options on the date of grant, the company utilizes a binomial model. Inherent in this model are assumptions related to expected stock- price volatility, option life, risk-free interest rate and dividend yield. The risk-free interest rate and dividend yield are based on factual data derived from public sources. The expected stock-price volatility and option life assumptions require significant judgment which makes them critical accounting estimates.

The company’s expected stock-price volatility is based upon weightings of the historical volatility of the company’s stock and the implied volatility from publicly traded options. The company reviews the trading volumes and option life of its publicly traded options in order to determine the appropriate weighting of implied volatility. This approach is used as a predictor of future realized and implied volatilities and is directly related to stock option valuations. With respect to the weighted-average option life assumption, the company considers the exercise behavior of past grants and models the pattern of aggregate exercises.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As share-based compensation expense recognized in the consolidated statement of income is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. The company estimates forfeitures at the time of grant based on historical experience and revises estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Earnings Per Share - “Basic earnings per share” represents net income divided by the weighted average shares outstanding. “Diluted earnings per share” represents net income divided by weighted average shares outstanding adjusted for the incremental dilution of outstanding stock options and awards. Unless indicated otherwise, per share amounts are calculated on a diluted basis. A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows for the years ended December 31,

	2007	2006	2005
(dollars and shares in millions except per share amounts)
Net income	$406.4	$272.1	$337.1

Weighted average common shares outstanding	102.7	103.5	104.8
Incremental common shares issuable: stock options and awards	3.2	3.4	3.2

Weighted average common shares outstanding assuming dilution	105.9	106.9	108.0

Basic earnings per share	$3.96	$2.63	$3.22

Diluted earnings per share	$3.84	$2.55	$3.12

Treasury Stock - In fiscal 1998, the company began holding repurchased shares of its common stock as treasury stock. The company accounts for these treasury stock purchases as retirements by reducing retained earnings for the cost of the repurchase. Reissuances of these treasury shares are accounted for as new issuances. There were approximately 15.9 million and 13.0 million treasury shares at December 31, 2007 and 2006, respectively.

Accounts Receivable - In addition to trade receivables, accounts receivable included $6.6 million and $6.1 million of nontrade receivables due within one year at December 31, 2007 and 2006, respectively.

Inventories - Inventories are stated at the lower of cost or market. Cost components include material, labor and manufacturing overhead. For most domestic divisions, cost is determined using the last-in-first-out (“LIFO”) method. Approximately 66% of the company’s inventory costs are determined using LIFO. For all other inventories cost is determined using the first-in-first-out (“FIFO”) method. Due to changing technologies and cost containment, the difference between the valuation under the LIFO method and the FIFO method is not significant. The following is a summary of inventories for the years ended December 31,

	2007	2006
(dollars in millions)
Finished goods	$143.6	$139.5
Work in process	21.9	20.0
Raw materials	79.2	64.8

Total	$244.7	$224.3

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consigned inventory was $18.8 million and $14.7 million at December 31, 2007 and 2006, respectively.

Software Capitalization - Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line method over an estimated useful life of five to seven years. Capitalized software costs are included in machinery and equipment. In accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the company capitalizes certain costs associated with internal-use software such as the payroll costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internal-use software are expensed during the design phase until the point at which the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires judgment in determining when a project has reached the development stage and the period over which the company expects to benefit from the use of that software. The company capitalized $3.8 million, $4.5 million and $15.7 million of internal-use software for the years ended December 31, 2007, 2006 and 2005, respectively. Depreciation expense for capitalized software was approximately $12.0 million, $11.1 million and $8.0 million in 2007, 2006 and 2005, respectively.

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

Goodwill and Intangible Assets - Goodwill and intangible assets that have indefinite useful lives are not amortized but rather are tested for impairment annually or more frequently if impairment indicators arise. None of the company’s intangible assets have an indefinite life. Intangible assets with determinable lives are amortized on a straight-line basis over their useful lives. Goodwill and intangible assets have been recorded at either incurred or allocated cost. Allocated costs were based on respective fair market values of identifiable assets at the date of acquisition.

The company has generally assigned goodwill recorded in connection with an acquisition to its four reporting units, each of which is one level below the company’s single reporting segment, based on the reporting unit which sponsored the acquisition. Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair market value. See Note 2, Acquisition and Divestitures and Note 13 Other (Income) Expense, Net in these notes to consolidated financial statements.

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

	Balance Beginning of Year	Charges to Costs and Expenses	Deductions	Balance End of Year
(dollars in millions)
Year Ended December 31, 2007	$2.1	1.8	(2.2)	$1.7
Year Ended December 31, 2006	$1.7	2.0	(1.6)	$2.1
Year Ended December 31, 2005	$2.1	2.0	(2.4)	$1.7

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

Income Statement Presentation of Taxes Collected from Customers and Remitted to Government Authorities - The company follows a net basis policy with regard to sales, use, value added or any other tax collected from customers and remitted to government authorities, which excludes them from both net sales and expenses.

Supplemental and Noncash Disclosures of Cash Flow Information - Cash payments for interest totaled $11.8 million, $16.3 million and $11.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. Cash payments for income taxes totaled $120.6 million, $138.4 million and $93.3 million in 2007, 2006 and 2005, respectively. Noncash acquisition costs related to the purchases of a business totaled $5.3 million and $0.2 million in 2007 and 2006, respectively. Dividends declared and not paid equaled $15.1 million, $14.5 million and $13.7 million at December 31, 2007, 2006 and 2005, respectively.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration Risks - The company is potentially subject to financial instrument concentration of credit risk through its cash investments and trade accounts receivable. To mitigate these risks, the company maintains cash and cash equivalents, investments and certain other financial instruments with various major financial institutions. The company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any one institution. Concentrations of risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. However, a significant amount of trade receivables is with national healthcare systems in several countries. Although the company does not currently foresee a credit risk associated with these receivables, repayment is dependent upon the financial stability of those countries’ national economies. Sales to distributors, which supply the company’s products to many end users, accounted for approximately 33% of the company’s net sales in 2007, and the five largest distributors, including the company’s Medicon joint venture, combined, accounted for approximately 67% of such sales. One large distributor accounted for approximately 9% and 10% of the company’s net sales in 2007 and 2006, respectively and represented gross receivables of approximately $31.7 million and $31.5 million as of December 31, 2007 and 2006, respectively.

Investments - The company accounts for short-term investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The company determines the appropriate classification of all short-term investments as held-to-maturity, available-for-sale or trading at the time of purchase and re-evaluates such classifications as of each balance sheet date. There were no investments classified as trading at December 31, 2007 and 2006. All of the outstanding short-term investments at December 31, 2007 and 2006 mature within one year. Unrealized gains and losses, net of taxes, are reported as a component of accumulated other comprehensive income (loss) in shareholders’ investment.

Derivative Instruments - The company’s objective in managing its exposures to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with assets, liabilities and anticipated commitments denominated in foreign currencies. The company does not utilize derivative instruments for trading or speculation purposes. No derivative instruments extend beyond December 2008. The company has formally documented the relationships between hedging instruments and hedged items, as well as its risk management objectives. All derivative instruments are recognized on the balance sheet at fair market value. Hedge accounting is followed for derivatives that have been designated and qualify as fair market value and cash flow hedges. For derivatives that have been designated and qualify as fair market value hedges, the changes in the fair market value of highly effective derivatives, along with changes in the fair market value of the hedged assets or liabilities that are attributable to the hedged risks, are recorded in current period earnings. For derivatives that have been designated and qualify as cash flow hedges, changes in the fair market value of the effective portion of the derivatives’ gains or losses are reported in other comprehensive income. At December 31, 2007, all derivative instruments utilized were highly effective hedging instruments because they were denominated in the same currency as the hedged item and because the maturities of the derivative instruments matched the timing of the hedged items. It is the company’s policy that when a derivative instrument settles, the associated amounts in accumulated other comprehensive income are reversed to cost of goods sold or other (income) expense, net as appropriate. It is the company’s policy that in the event that (1) an anticipated hedged transaction is determined to be not likely to occur or (2) it is determined that a derivative instrument is no longer effective in offsetting changes in the hedged item, the company would reverse the associated amounts in accumulated other comprehensive income to other (income) expense, net. See Note 9 Derivative Instruments in these notes to consolidated financial statements for a discussion of the company’s derivative instruments.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

measurements. FAS 157 is effective as of the beginning of Bard’s 2008 fiscal year, with the exception of certain positions deferred until 2009. The impact of this standard on the company’s consolidated financial statements is not expected to be material in 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective as of the beginning of Bard’s 2008 fiscal year. The company did not elect the fair value option permitted by FAS 159 upon adoption.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“FAS 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, (“FAS 160”). FAS141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair value on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. FAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. FAS 141R and FAS 160 are effective as of the beginning of Bard’s 2009 fiscal year. The company is currently evaluating the impact of the adoption of FAS 141R and FAS 160.

2. Acquisitions and Divestitures

The company spent approximately $83.6 million in 2007, $191.9 million in 2006 and $25.4 million in 2005 for the acquisition of businesses, patents, trademarks, purchase rights and other related items to augment its existing product lines. Unaudited pro forma financial information has not been presented because the effects of these acquisitions and divestitures were not material on either an individual or aggregate basis. Results of operations of these transactions are included in the company’s consolidated results from the respective dates of acquisition. Several of the company’s recent acquisitions and investments involve milestone payments associated with the achievement of certain targets associated with either research and development, regulatory approval or the transfer of manufacturing capabilities. A summary of contingent milestone payments associated with these acquisitions at December 31, 2007 is included below.

	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
(dollars in millions)
Acquisition and investment milestones	$24.0	$6.0	$18.0	—	—

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inrad, Inc. - On June 13, 2007, the company acquired the assets of Inrad, Inc.’s biopsy marker business for $33.8 million including capitalized acquisition costs for legal and other consulting costs. This product line is included in the company’s vascular disease state category. In addition, the company has a contingent payment of $0.3 million that will be due upon the delivery of certain equipment. The company considered a variety of factors, including appraisals, comparable transactions, relief from royalty analysis and other discounted cash-flow approaches in determining purchase price allocations. Goodwill associated with this transaction is deductible for tax purposes. The purchase price allocation is as follows:

(dollars in millions)
Current assets	$ 0.6
Core technology	31.2 (Estimated useful life of 13 yrs)
Other intangibles	0.3 (Estimated useful life of 5 yrs)
Purchased R&D	1.6
Goodwill	0.1

Total	$33.8

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

Tegress™ Withdrawal - In 2004, the company consolidated Genyx Medical Inc. (“Genyx”), a privately held medical device company, as a variable interest entity under the provisions of FIN 46R. The company subsequently acquired the agreed upon assets of Genyx in 2005 and sold the product under the trade name TegressTM. The company withdrew from the synthetic bulking market and discontinued sales of the TegressTM product effective January 31, 2007, and in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets (“FAS 144”) has accounted for this withdrawal as a discontinued operation. The withdrawal was based upon a strategic review of the TegressTM synthetic bulking product, which considered the product’s limited commercial success to date, significant future clinical costs and uncertain growth potential. During the fourth quarter of 2006, the company recorded an impairment charge and related costs associated with TegressTM of approximately $46.4 million pretax.

Condensed financial information related to the discontinued operation are as follows for the years ended December 31,

	2007	2006	2005
(dollars in millions)
Net sales	$0.3	$5.9	$2.9

Pretax income from operations	0.1	(47.0)	(4.1)
Income tax provision	0.1	(4.6)	(0.8)

Income (loss) on operations	$—	$(42.4)	$(3.3)

For the year ended December 31, 2007, TegressTM net cash flows of $5.3 million related to the collection of customer receivables prior to January 31, 2007 and the wind-down of clinical studies, leases and intellectual property matters. There are no significant environmental or product liabilities associated with the discontinued operation.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Venetec International, Inc.—On April 7, 2006, the company acquired all of the outstanding stock of Venetec International, Inc. (“Venetec”). In connection with the acquisition, the company made payments totaling approximately $166 million, net of cash acquired, including the payment of certain assumed liabilities. Venetec designs, develops, manufactures and markets the StatLock® stabilization device product line. The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed:

(dollars in millions)
Current assets	$ 10.6
Property, plant and equipment	0.8
Goodwill	69.8
Patents	72.5 (Estimated useful life of 15 years)
Other intangible assets	41.9 (Estimated useful life of 11 years)
Purchased R&D	6.4

Total assets acquired	202.0

Current liabilities	11.4
Deferred tax liability	29.4

Total liabilities assumed	40.8

Net assets acquired	$161.2

The purchase price of $161.2 million includes $2.0 million of direct acquisition costs. Goodwill associated with this transaction is not deductible for tax purposes.

Bridger Biomed, Inc. - On June 30, 2004, the company acquired all of the outstanding stock of Bridger Biomed, Inc., a supplier of components for the company’s soft tissue repair franchise. The acquisition agreement called for a cash payment of $8.1 million, the assumption of certain liabilities and two anniversary payments of $8.1 million payable on the eighteenth and thirty-sixth month anniversaries of the transaction. The company recorded the anniversary payments in accrued expenses and other long-term liabilities. The first anniversary payment was made in 2005, and the second anniversary payment was made in 2007.

3. Income Taxes

The provision for income taxes is based on income from continuing operations before income taxes reported for financial statement purposes. The components of earnings before income taxes were:

	2007	2006	2005
(dollars in millions)
United States	$390.5	$204.4	$250.2
Foreign	186.8	190.2	203.5

Income from continuing operations before tax provision	$577.3	$394.6	$453.7

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is the composition of the income tax provision:

	2007	2006	2005
(dollars in millions)
Taxes currently payable
U.S. Federal	$145.5	$65.1	$77.8
Foreign	33.1	22.6	26.1
State	14.7	7.7	7.0

Total currently payable	193.3	95.4	110.9

Deferred tax expense (benefit)
U.S. Federal	(13.1)	(15.5)	(4.6)
Foreign	(9.7)	1.4	7.0
State	0.4	(1.2)	—

Total deferred tax expense (benefit)	(22.4)	(15.3)	2.4

Total income tax provision	$170.9	$80.1	$113.3

On certain items, deferred income taxes arise due to the different tax treatment between financial reporting and tax accounting. This differing treatment creates items known as “temporary differences.” To recognize the future tax consequences of such differences, the company applies enacted statutory rates. The company’s deferred tax assets and deferred tax liabilities consisted of the following for the years ended December 31,

	2007	2006
(dollars in millions)
Deferred tax assets
Employee benefits	$83.5	$74.1
Inventory (intercompany profit in inventory and excess of tax over book valuation)	20.1	13.4
Receivables / rebates	13.0	11.0
Acquisition related	14.3	19.3
Accrued expenses / other	22.7	19.7

Total deferred tax assets	153.6	137.5

Deferred tax liabilities
Accelerated depreciation / amortization	43.8	45.4
Acquisition related	49.1	52.9
Investment related	—	0.1
Other	—	0.3

Total deferred tax liabilities	92.9	98.7

Deferred tax assets, net	$60.7	$38.8

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation between the effective income tax rate and the United States federal statutory rate for the years ended December 31:

	2007	2006	2005
U.S. federal statutory rate	35%	35%	35%
State income taxes, net of federal benefit	2%	1%	1%
Operations taxed at less than U.S. rate	(6)%	(10)%	(8)%
Tax impact of repatriation of foreign earnings pursuant to the AJCA	—	—	7%
Impact of foreign tax reform on deferred taxes	(1)%	—	—
Resolution of prior period tax items	—	(7)%	(10)%
Other, net	—	1%	—

Effective tax rate	30%	20%	25%

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

The approximate dollar and per share effects of the Puerto Rican and Malaysian grants are as follows:

	2007	2006	2005
(dollars in millions except per share amounts)
Tax benefit	$35.4	$30.2	$42.6
Per share benefit	$0.33	$0.28	$0.39

The company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”) effective January 1, 2007. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. A tax benefit from an uncertain position was previously recognized if it was probable of being sustained. Under FIN 48, the liability for unrecognized tax benefits is classified as noncurrent unless the liability is

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expected to be settled in cash within 12 months of the reporting date. The impact of adopting FIN 48 on the company’s consolidated financial statements is summarized below.

	Balance at December 31, 2006	FIN 48 Adjustment	Balance at January 1, 2007
(dollars in millions)
Accrued expenses	$101.1	$(9.5)	$91.6
Income taxes payable	36.3	(44.1)	(7.8)
Other long-term liabilities	117.4	48.3	165.7
Retained earnings	$1,026.8	$5.3	$1,032.1

A tabular reconciliation of the gross amounts of unrecognized tax benefits, excluding interest and penalties, is as follows:

(dollars in millions)
Balance, January 1, 2007	$46.4
Additions for tax positions of the current year	10.3
Reductions for tax positions of prior years for:
Settlements/resolutions during the period	(1.4)

Balance, December 31, 2007	$55.3

The company operates in multiple taxing jurisdictions, both within the United States and outside of the United States, and faces audits from various tax authorities regarding transfer pricing, the deductibility of certain expenses, intercompany transactions as well as other matters. At January 1, 2007, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $46.4 million plus approximately $8.2 million of accrued interest. As of December 31, 2007, the corresponding balance of liability for unrecognized tax benefits was approximately $55.3 million (of which $51.1 million would impact the effective tax rate if recognized) for the items described above plus approximately $11.7 million of accrued interest.

The company’s U.S. federal tax filings have been examined by the U.S. Internal Revenue Service (“IRS”) for calendar years ending prior to 2000. The company believes all tax differences arising from those audits have been resolved and settled. In 2005, the company’s income tax provision was reduced by $45.6 million predominately due to the favorable conclusion of the IRS’s examination of the 1996 through 1999 tax years, as well as the resolution of certain other tax items. In 2006, the company’s income tax provision was reduced by approximately $23.8 million, predominantly due to the expiration of the statute of limitations in the United States for the 2000 through 2002 tax years as well as the resolution of the U.K. audit for the 1999 through 2003 tax years. An audit of the company’s U.S. federal tax filings for the 2003 and 2004 tax years began in the second quarter of 2006. In 2007, the increases in the tax rate were due to changes in the mix of income among tax jurisdictions, partially offset by the revaluation of deferred taxes related to changes in certain statutory tax rates outside the United States.

The company’s U.K. affiliates’ tax filings have been examined by Inland Revenue in the United Kingdom for the tax years ending prior to 2005. The company believes that all tax differences arising from those audits have been resolved and settled. An audit of the company’s U.K. tax filing for the 2005 year began in the fourth quarter of 2007.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for the respective tax jurisdiction. Within specific countries, the company may be subject to audit by various tax authorities, or subsidiaries operating within the country may be subject to different statute of limitations expiration dates. As of December 31, 2007, a summary of the tax years that remain subject to examination in the company’s major tax jurisdictions are:

United States – federal	2003 and forward
United States – states	2002 and forward
Germany	2001 and forward
Malaysia	2001 and forward
Puerto Rico	2003 and forward
United Kingdom	2005 and forward

Based upon the expiration of statutes of limitations and/or the conclusion of tax examinations in several jurisdictions, the company believes it is reasonably possible that the total amount of previously unrecognized tax benefits for the items discussed above may decrease by up to $20.0 million within 12 months of December 31, 2007.

The company has not provided for federal income taxes on the undistributed earnings of its foreign operations as it is the company’s intention to permanently reinvest undistributed earnings (approximately $899.1 million as of December 31, 2007).

4. Investments

Cash equivalents are highly liquid investments purchased with an original maturity of ninety days or less and amounted to $458.0 million and $394.1 million as of December 31, 2007 and 2006, respectively.

There were no realized gains or losses on short-term investments reported in the periods ended December 31, 2007, 2006 and 2005. The amortized cost, gross unrealized gains (losses) and fair value for short-term investments by major security type at December 31, 2007 and 2006 were as follows:

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
(dollars in millions)
Held-to-maturity:
Commercial paper	$10.0	$—	$—	$10.0

Available-for-sale:
Corporate debt securities	72.0	0.3	(0.1)	72.2

Total short-term investments	$82.0	$0.3	$(0.1)	$82.2

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
(dollars in millions)
Held-to-maturity:
Time deposits	$2.6	$—	$—	$2.6

Available-for-sale:
Corporate debt securities	98.1	0.3	—	98.4

Total short-term investments	$100.7	$0.3	$—	$101.0

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Because the company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, the company does not consider any unrealized losses to be other than temporary at December 31, 2007.

Investments in equity securities that have readily determinable fair market values are classified and accounted for as available-for-sale securities in Other assets. Available-for-sale equity securities are recorded at fair market value, with the change in fair market value recorded, net of taxes, as a component of accumulated other comprehensive income. The fair market value of available-for-sale equity securities was approximately $2.5 million and $4.5 million at December 31, 2007 and 2006, respectively. The company donated equity securities with a fair market value of approximately $1.6 million and $1.1 million in 2007 and 2006, respectively, to the company’s charitable foundation.

For the years ended December 31, 2007, 2006 and 2005, other (income) expense, net included investment gains from equity securities of approximately $0.2 million, $2.9 million and $9.7 million, respectively.

5. Property, Plant and Equipment

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

Depreciation expense was approximately $48.6 million in 2007, $44.6 million in 2006 and $39.0 million in 2005, respectively.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Goodwill and Intangible Assets

	Beginning Balance	Additions	Translation	Ending Balance
(dollars in millions)
Goodwill, as of December 31, 2007	$440.6	$0.4	$6.7	$447.7
Goodwill, as of December 31, 2006	$358.8	$74.9	$6.9	$440.6

Balances of acquired intangible assets are provided below:

	December 31, 2007
	Gross Carrying Value	Accumulated Amortization	Translation	Net Carrying Value	Wt. Avg. Remaining Useful Life (years)
(dollars in millions)
Patents	$247.7	$(58.9)	$—	$188.8	15
Distribution agreements	21.9	(12.2)	—	9.7	21
Licenses	34.2	(8.1)	—	26.1	19
Core technologies	70.1	(11.3)	0.2	59.0	14
Customer relationships	44.4	(13.5)	—	30.9	10
Other intangibles	14.8	(4.0)	—	10.8	13

Total	$433.1	$(108.0)	$0.2	$325.3

	December 31, 2006
	Gross Carrying Value	Accumulated Amortization	Translation	Net Carrying Value	Wt. Avg. Remaining Useful Life (years)
(dollars in millions)
Patents	$241.1	$(42.1)	$—	$199.0	15
Distribution agreements	21.9	(10.6)	—	11.3	20
Licenses	15.9	(5.9)	—	10.0	10
Core technologies	23.1	(7.0)	0.6	16.7	16
Customer relationships	42.6	(9.0)	—	33.6	10
Other intangibles	12.9	(2.2)	—	10.7	13

Total	$357.5	$(76.8)	$0.6	$281.3

Amortization expense was approximately $31.2 million, $26.2 million and $20.9 million in 2007, 2006, and 2005, respectively.

Forecasted amortization expense for the years 2008 through 2012 are as follows based on the company’s intangible assets as of December 31, 2007:

	2008	2009	2010	2011	2012
(dollars in millions)
Annual amortization expense	$32.8	$32.1	$29.3	$27.6	$27.6

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Debt

The components of debt consisted of the following as of December 31,

	2007	2006
(dollars in millions)
6.7% notes due 2026	$149.8	$149.8
Other	0.8	0.8

Total debt	150.6	150.6
Less: Current portion of long-term debt	0.8	—

Total long-term debt	$149.8	$150.6

On June 28, 2007, the company amended its existing domestic syndicated bank credit facility with a $400 million five-year credit agreement that expires in June 2012. The amended credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The facility includes pricing based on the company’s long-term credit rating and includes a financial covenant that limits the amount of total debt to total capitalization. There were no outstanding short-term or commercial paper borrowings at December 31, 2007 and December 31, 2006. In addition, on October 21, 2005, a wholly owned foreign subsidiary of the company entered into a $250 million syndicated bank credit facility to be used for general corporate needs including in support of the company’s decision in 2005 to repatriate undistributed foreign earnings under the AJCA. Loans under the facility bear interest at the company’s option at a fixed spread to LIBOR or the higher of prime rate and 0.50% over the federal funds rate. The facility expires in October 2008. There were no borrowings against the facility during 2007. In 2006, the average outstanding balance of short-term borrowings under this facility was approximately $82.0 million with an effective interest rate of 5.33%. At December 31, 2007 and 2006, there were no outstanding borrowings under these facilities.

At December 31, 2007 and 2006, the company had outstanding $149.8 million of unsecured notes that mature in 2026 and pay a semi-annual coupon of 6.70%. The coupon interest closely approximates the effective annual cost of the notes. The market value of the notes approximates $158.3 million at December 31, 2007.

At December 31, 2007, the aggregate maturities of long-term debt were as follows: 2008 - $0.8 million; and 2012 and thereafter - $149.8 million.

Certain of the company’s debt agreements contain customary representations, warranties and default provisions as well as restrictions that, among other things, require the maintenance of operating cash flow levels and limit the amount of debt that the company may have outstanding. As of December 31, 2007, the company was in compliance with all such financial covenants.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Other Long-Term Liabilities

In connection with the adoption of FIN 48 on January 1, 2007, the company reclassified $48.3 million of liabilities for unrecognized tax benefits to long-term liabilities. See Note 3 Income Taxes in these notes to consolidated financial statements. During 2007, the company also reclassified its minority interest balances for the current and prior period from accrued expenses to other long-term liabilities.

The following is a summary of the components of long-term liabilities for the years ended December 31,

	2007	2006
(dollars in millions)
Pension, postretirement benefits and long-term compensation	$73.8	$93.0
Income taxes	67.0	—
Product liability accruals and other long-term liabilities	26.9	17.8
Minority interest	8.1	6.6

Total long-term liabilities	$175.8	$117.4

9. Derivative Instruments

The company enters into readily marketable traded forward contracts and options with financial institutions to help reduce the exposure to fluctuations between certain currencies. These contracts limit volatility because gains and losses associated with exchange rate movements are generally offset by movements in the underlying hedged item.

The table below shows the notional amounts and fair market value of the company’s currency-related forward contracts and purchased options as of December 31, 2007 and 2006, respectively:

	December 31, 2007		December 31, 2006
	Notional Value	Fair Value	Notional Value	Fair Value
(dollars in millions)
Forward currency agreements	$126.5	$(0.8)	$30.7	$1.1
Option contracts	$—	$—	$64.0	$0.5

A roll forward of the notional value of the company’s currency-related forward contracts and options for the twelve months ended December 31, 2007 is as follows:

	Forward currency agreements	Option contracts
(dollars in millions)
December 31, 2006 notional amount	$30.7	$64.0
New agreements	155.0	83.0
Expired/cancelled agreements	(59.2)	(147.0)

December 31, 2007 notional amount	$126.5	$—

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair market value of derivative instruments was estimated by discounting expected cash-flows using quoted foreign exchange rates as of December 31, 2007 and December 31, 2006. Judgment was employed in developing estimates of fair market value; accordingly, the estimates presented herein are not necessarily indicative of the amounts that the company could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have an effect on the estimated fair market value amounts. At December 31, 2007, the net fair market value of option contracts and the incremental mark-to-market of forward currency agreements are recorded in either other current assets or accrued expenses in the consolidated balance sheet. During 2007, the company reclassified a loss of approximately $1.5 million from accumulated other comprehensive income to other (income) expense, net or cost of goods sold in the consolidated statement of income as hedged intercompany balances were settled as anticipated. This reclassification was net of approximately $0.5 million of associated tax effects. At December 31, 2007, the company had losses of approximately $1.6 million in accumulated other comprehensive income (loss) in the consolidated balance sheet that are expected to be reclassified into earnings in 2008.

10. Commitments and Contingencies

In the ordinary course of business, the company is subject to various legal proceedings and claims, including for example, product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes. In addition, the company operates in an industry susceptible to significant patent legal claims. At any given time in the ordinary course of business, the company is involved as either a plaintiff or defendant in a number of patent infringement actions. If infringement of a third party’s patent were to be determined against the company, the company might be required to make significant royalty or other payments or might be subject to an injunction or other limitation on its ability to manufacture or distribute one or more products. If a patent owned by or licensed to the company were to be determined to be invalid or unenforceable, the company might be required to reduce the value of the patent on the company’s balance sheet and to record a corresponding charge, which could be significant in amount.

The company is subject to numerous federal, state, local and foreign environmental protection laws governing, among other things, the generation, storage, use and transportation of hazardous materials and emissions or discharges into the ground, air or water. The company is or may become a party to proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), commonly known as Superfund, the Resource Conservation and Recovery Act, the Clean Water Act, the Clean Air Act and similar state laws. These proceedings seek to require the owners or operators of contaminated sites, transporters of hazardous materials to the sites and generators of hazardous materials disposed of at the sites to clean up the sites or to reimburse the government for cleanup costs. In most cases, there are other potentially responsible parties that may be liable for any remediation costs. In these cases, the government alleges that the defendants are jointly and severally liable for the cleanup costs; however, these proceedings are frequently resolved so that the allocation of cleanup costs among the parties more closely reflects the relative contributions of the parties to the site contamination. The company’s potential liability varies greatly from site to site. For some sites, the potential liability is de minimis and for others the costs of cleanup have not yet been determined.

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

On November 27, 2006, the company’s Urological Division received a subpoena issued by the Department of Health and Human Services, Office of Inspector General, under the authority of the federal healthcare fraud and false claims statutes. The subpoena seeks documents related to the division’s brachytherapy business. The

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

company is cooperating with the government’s request and is in the process of responding to the subpoena. At this stage of the inquiry, the likelihood of an adverse outcome cannot be assessed. The company cannot give any assurances that this matter will not have a material adverse impact on the company’s results of operations in a future period.

As of February 25, 2008, approximately 580 federal and 280 state lawsuits involving individual claims by approximately 2,135 plaintiffs, as well as nine putative class actions, have been filed or asserted against the company with respect to its Composix® Kugel® product intended for ventral hernia repair (collectively, the “Composix Claims”). The company voluntarily recalled certain sizes and lots of the product beginning in December 2005. The actions generally seek damages for personal injury resulting from use of the product and the putative class actions, none of which has been certified, also seek (i) medical monitoring, (ii) compensatory damages, (iii) punitive damages, (iv) a judicial finding of defect and causation and/or (v) attorneys’ fees. On June 22, 2007, the Judicial Panel on Multidistrict Litigation transferred Composix lawsuits pending in federal courts nationwide into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island. Approximately 245 of the state lawsuits, involving individual claims by approximately 1,465 plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions.

The Composix Claims are at a preliminary stage. In the vast majority of these cases, we have not yet obtained and reviewed complete information regarding the plaintiffs and their medical conditions, and consequently, we are unable to fully evaluate the claims nor determine the time frame in which they may be resolved. As in most litigation of this nature, the Composix Claims present a wide variety of claims, ranging from allegations of serious injury caused by the products to efforts to obtain compensation notwithstanding the absence of any injury. We believe that many settlements and judgments relating to the Composix claims may be covered in whole or in part under our product liability insurance policies. While the company intends to vigorously defend the Composix Claims, it cannot give any assurances that the Composix Claims will not have a material adverse impact on the company’s result of operations in future periods or the company’s financial position or liquidity.

On February 21, 2007, Southeast Missouri Hospital filed a purported class action complaint on behalf of itself and all others similarly situated against the company and another manufacturer under the caption Southeast Missouri Hospital, et-al. v. C. R. Bard, Inc., et al. (Civil Action No. 1:07-cv-00031, United States District Court, Eastern District of Missouri, Southeastern District). The plaintiff alleges that the company and the other defendant conspired to exclude competitors from the market and to maintain the company’s market share by engaging in conduct in violation of state and federal antitrust laws. The plaintiff seeks injunctive relief and money damages. Antitrust damages are subject to trebling. The company intends to defend this matter vigorously. At this time, it is not possible to assess the likelihood of an adverse outcome or determine an estimate, or a range of estimates, of potential damages. The company cannot give any assurances that this matter will not have a material adverse impact on the company’s results of operations in a future period or the company’s financial position or liquidity.

In December 2007, a U.S. District Court jury in Arizona found that certain of W.L. Gore & Associates Inc.’s ePTFE vascular grafts and stent-grafts infringe the company’s patent number 6,436,135. The jury upheld the validity of the patent and awarded the company $185 million in past damages. The jury also found that Gore willfully infringed the patent. In a second phase of the trial, the court is currently assessing Gore’s assertion that the patent is unenforceable due to inequitable conduct. Because the company considers this matter a gain contingency, no amounts have been recorded as of December 31, 2007.

The company is committed under noncancelable operating leases involving certain facilities and equipment. The minimum annual rentals under the terms of these leases are as follows: 2008 - $21.1 million; 2009 - $17.9

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million; 2010 - $14.8 million; 2011 - $12.1 million; 2012 - $10.0 million and thereafter - $47.7 million. Total rental expense for operating leases and month-to-month leases approximated $18.8 million in 2007, $19.7 million in 2006 and $20.2 million in 2005.

11. Share-Based Compensation Plans

The company may grant a variety of share-based payments under the 2003 Long Term Incentive Plan of C. R. Bard, Inc. (the “2003 Plan”) and the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc. (the “Directors’ Plan”) to certain directors, officers and employees. The total number of remaining shares at December 31, 2007 that may be issued under the 2003 Plan was 2,377,180 and under the Directors’ Plan was 105,566. Awards under the 2003 Plan may be in the form of stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, unrestricted stock and other stock-based awards. Awards under the Directors’ Plan may be in the form of stock awards, stock options or stock appreciation rights. The company has two employee share purchase programs.

Effective January 1, 2006, the company began recording compensation expense associated with stock options in accordance with FAS 123R. Prior to the adoption of FAS 123R, the company accounted for share-based payments according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The company adopted the modified prospective transition method provided for under FAS 123R and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with share-based payments now includes (1) the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“FAS 123”), and (2) all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. In addition, the company records expense over the payroll withholding period and the requisite service period, respectively, in connection with (1) shares issued under its employee stock purchase plan and (2) other share-based payments under the 2003 Plan and Directors’ Plan. Prior to the adoption of FAS 123R, the company recorded forfeitures as incurred. Upon adoption of FAS 123R, compensation expense for all share-based payments includes an estimate for forfeitures and is recognized over the expected term of the share-based awards using the straight-line method. The impact of this change on prior period compensation cost was immaterial. Prior to the company’s adoption of FAS 123R, benefits for tax deductions in excess of recognized compensation costs were reported as operating cash flows. FAS 123R requires that they be recorded as a financing cash inflow rather than as a reduction of taxes paid.

Amounts recognized for share-based compensation are as follows:

	For the Years Ended December 31,
	2007	2006	2005
(dollars in millions)
Total cost of share-based payment plans	$51.2	$47.9	$9.3
Amounts capitalized in inventory and fixed assets	(1.6)	(0.9)	—
Amounts charged against income for amounts previously capitalized in inventory and fixed assets	1.6	—	—

Amounts charged against income before income tax benefit	$51.2	$47.0	$9.3

Amount of related income tax benefit recognized in income	$17.9	$16.5	$3.3

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007, there were approximately $73.3 million of unrecognized compensation costs related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately three years. The company repurchases shares from time to time on the open market to satisfy share-based payment arrangements. The company has sufficient treasury shares to satisfy expected share-based payment arrangements.

The following information illustrates the effect on net income and earnings per share if the company had applied the fair market value recognition provisions of FAS 123R for the year ended December 31, 2005:

(dollars in millions except per share amounts)
Net income as reported	$337.1
Pro forma after-tax impact of options at fair value	21.7
Pro forma after-tax impact of Employee Stock Purchase Plan discount	1.3

Pro forma net income adjusted	$314.1

Basic earnings per share as reported	$3.22

Diluted earnings per share as reported	$3.12

Pro forma basic earnings per share	$3.00

Pro forma diluted earnings per share	$2.91

Stock Options - The company grants stock options to directors, officers and certain employees with exercise prices equal to the average of the high and low prices of the company’s common stock on the date of grant. These stock option awards generally have requisite service periods between four and five years and ten-year contractual terms. No expense recognition period extends beyond an individual employee’s retirement-eligibility date. Certain stock option awards provide for accelerated vesting after a minimum of one year if certain performance conditions are met. The following table summarizes information regarding total stock option activity and amounts for the years ended December 31, 2007, 2006 and 2005, respectively:

	2007		Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)	2006		2005
Options	Number of Shares	Wt. Avg. Ex. Price			Number of Shares	Wt. Avg. Ex. Price	Number of Shares	Wt. Avg. Ex. Price
Outstanding - January 1,	8,205,606	$45.85			8,832,396	$38.67	9,118,040	$32.99
Granted	1,246,018	$83.45			1,277,382	$73.85	1,283,440	$66.77
Exercised	(1,993,836)	$33.18		$101.0	(1,821,798)	$29.92	(1,460,539)	$27.36
Canceled/forfeited	(174,190)	$68.68			(82,374)	$61.79	(108,545)	$46.57

Outstanding - December 31,	7,283,598	$55.21	6.8	$289.2	8,205,606	$45.85	8,832,396	$38.67

Exercisable	5,443,610	$46.90	6.0	$261.4	5,933,116	$38.39	6,049,662	$31.63

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Range of Exercise Prices	Outstanding at 12/31/07	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Exercisable at 12/31/07	Weighted Average Exercise Price
$10.00 to 19.99	440	0.2	$17.27	440	$17.27
$20.00 to 29.99	850,153	3.4	$24.88	850,153	$24.88
$30.00 to 39.99	1,967,091	5.4	$34.29	1,967,091	$34.29
$40.00 to 49.99	29,750	6.1	$45.27	18,500	$46.12
$50.00 to 59.99	1,064,778	6.5	$55.01	1,051,228	$55.00
$60.00 to 69.99	1,030,516	7.5	$66.73	997,426	$66.78
$70.00 to 79.99	1,111,049	8.5	$73.99	549,818	$73.99
$80.00 to 89.99	1,229,821	9.5	$83.44	8,954	$83.47

$10.00 to 89.99	7,283,598	6.8	$55.21	5,443,610	$46.90

The company uses a binomial-lattice option valuation model to estimate the fair value of stock options. The following table outlines the assumptions used to estimate the fair market value of the company’s stock option grants for the years ended December 31.

	2007	2006
Dividend yield	0.7%	0.8%
Risk-free interest rate	4.95%	5.07%
Expected option life in years	6.1	5.8
Expected volatility	22%	23%
Option fair value	$25.49	$22.60

Total compensation expense related to stock options was $29.3 million and $32.8 million for the year ended December 31, 2007 and 2006, respectively. As of December 31, 2007, there were approximately $23.0 million of total unrecognized compensation costs related to nonvested stock options. These costs are expected to be recognized over a weighted-average period of approximately one year. During the year ended December 31, 2007, 1,516,316 options vested with a weighted-average fair value of $18.42. The total intrinsic value of stock options exercised during 2006 was $85.8 million.

Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2007 and 2006 was $66.1 million and $48.6 million, respectively. The actual tax benefit realized for the tax deductions from option exercise of share-based payment arrangements totaled $39.6 million and $29.6 million for the years ended December 31, 2007 and 2006, respectively.

Restricted Stock, Restricted Stock Units and Other Stock-Based Awards - The company may grant restricted stock, restricted stock units or stock awards to certain employees and directors.

Nonvested Restricted Stock Awards—Restricted stock is issued to the participants on the date of grant, entitling the participants to dividends and the right to vote their respective shares. Restrictions limit the sale or transfer of shares until vested. Certain restricted stock awards have performance features. The fair market value of these restricted shares on the date of grant is recognized to expense ratably over the requisite service period. Currently, outstanding restricted stock grants have requisite service periods of between four to seven years. No expense recognition period extends beyond an individual employee’s retirement-eligibility date. The company recorded compensation expense related to restricted stock of $9.1 million and $6.2 million for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, there were approximately $26.3 million of total unrecognized compensation costs related to nonvested restricted stock awards. These costs are expected to

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

be recognized over a weighted-average period of approximately three years. The following table details the activity in the nonvested restricted stock awards for the year ended December 31, 2007:

	Number of Shares	Wt. Avg. Grant Date Fair Value
Outstanding - Beginning of period	508,200	$63.21
Granted	196,308	$86.08
Vested	(14,758)	$57.83
Forfeited	(43,008)	$65.49

Outstanding - End of period	646,742	$70.12

Nonvested Restricted Stock Unit Awards—The company may grant restricted stock units to certain employees. Restricted stock units have requisite service periods of between five and seven years. The expense recognition period for certain individuals will be reduced to match their retirement-eligibility date. No voting or dividend rights are associated with these grants until the underlying shares are issued upon vesting. Total compensation expense related to these awards was $2.9 million and $1.7 million for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, there were approximately $15.3 million of total unrecognized compensation costs related to nonvested restricted stock unit awards. These costs are expected to be recognized over a weighted-average period of approximately five years. The following table details the activity in the nonvested restricted stock unit awards for the year ended December 31, 2007:

	Number of Units	Wt. Avg. Grant Date Fair Value
Outstanding - Beginning of period	463,308	$50.71
Granted	155,124	$77.03
Vested	(735)	$36.70
Forfeited	(90,755)	$55.94

Outstanding - End of period	526,942	$57.57

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nonvested Stock Awards—The company may grant stock awards to directors. Shares are granted at no cost to the recipients and are generally distributed to a director in his or her year of election and vest on a pro rata basis in each year of his or her term, although additional awards may be granted with other terms. The fair market value of these awards is charged to compensation expense over the directors’ terms. Restrictions limit the sale or transfer of these awards until the awarded stock vests and until an additional two-year period lapses. Dividends are paid on these shares and recipients have the right to vote their respective shares when the shares are distributed. Total compensation expense related to these stock awards was $0.8 million and $0.6 million for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, there were approximately $0.2 million of total unrecognized compensation costs related to nonvested stock awards. These costs are expected to be recognized over a weighted-average period of approximately two years. The following table details the activity in the nonvested stock awards for the year ended December 31, 2007:

	Number of Shares	Wt. Avg. Grant Date Fair Value
Outstanding - Beginning of period	6,400	$74.49
Granted	6,800	88.43
Vested	(3,200)	78.01
Forfeited	—

Outstanding - End of period	10,000	$82.84

Stock Purchase Program and Plans

Management Stock Purchase Program—The company maintains a management stock purchase program under the 2003 Plan (together with a predecessor stock purchase plan, the “MSPP”). Under the MSPP, employees at a specified level may purchase, with their eligible annual bonus, common stock units at a 30% discount from the lower of the price of the common stock on July 1 of the previous year or on the date of purchase, which occurs on the date bonuses are approved by the Board of Directors. Employees make an election on or before June 30 of the previous year as to the percentage of their eligible annual bonus that will be used to purchase common stock units under the MSPP. The company’s predecessor plan provided for the purchase of shares of the company’s common stock. Employees are required to utilize at least 25% of their eligible annual bonuses to purchase common stock units under the MSPP to the extent they have not satisfied certain stock ownership guidelines. MSPP shares or units are restricted from sale or transfer for four years from the purchase date. Only shares or units corresponding to the 30% discount are forfeited if the employee’s employment terminates prior to the end of the four-year vesting period. The expense recognition period for certain individuals will be reduced to match their retirement-eligibility date. Dividends or dividend-equivalents are paid on MSPP shares or units, and the participant has the right to vote all MSPP shares. The following table details the activity in the MSPP for the year ended December 31, 2007:

	Number of Shares	Wt. Avg. Grant Date Fair Value
Outstanding - Beginning of period	311,252	$50.16
Purchased	57,679	$80.97
Vested	(81,764)	$32.42
Forfeited	(15,981)	$62.66

Outstanding - End of period	271,186	$61.33

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the third quarter of 2007, the company began using the Black-Scholes model to estimate the expense associated with anticipated 2008 MSPP purchases. The company believes the Black-Scholes model is a more appropriate model to use as a result of the option-like features of the MSPP. For all shares or units associated with the 2007 and prior MSPP purchases, the difference between the market price and the purchase price at the purchase date is amortized ratably over a four-year requisite service period. The company is recognizing the expense associated with 2008 MSPP purchases over a period that will end four years after purchase. The following table outlines the assumptions used:

Dividend yield (annual rate)	0.7%
Risk-free interest rate	4.97%
Expected life in years	0.6
Expected volatility	22%
Fair value	$30.87

The company recognized approximately $7.2 million and $4.1 million of compensation expense related to this program for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, there were approximately $8.5 million of total unrecognized compensation costs related to nonvested MSPP shares and units. These costs are expected to be recognized over a weighted-average period of approximately two years.

Employee Stock Purchase Plan—Under the 1998 Employee Stock Purchase Plan of C. R. Bard, Inc. (“ESPP”), domestic employees and certain foreign employees can purchase Bard stock at a 15% discount to the lesser of the market price on the beginning or ending date of the six-month periods ending June 30 and December 31 of each year. Participants may elect to make after-tax payroll deductions of 1% to 10% of compensation as defined by the plan up to a maximum of $25,000 per year. The ESPP is intended to meet the requirements of Section 423 of the Internal Revenue Code of 1986, as amended. At December 31, 2007, 103,725 shares were available for purchase under the ESPP. Employee payroll deductions are for six-month periods beginning each January 1 and July 1. Shares of the company’s common stock are purchased on June 30 or December 31 or the following business day, unless either the purchase of such shares was delayed at the election of the participant or the participant’s employment was terminated. Purchased shares are restricted for sale or transfer for a six-month period. All participant funds received prior to the ESPP purchase dates are held as company liabilities without interest or other increment. No dividends are paid on employee contributions until shares are purchased.

Beginning January 1, 2006 with the company’s adoption of FAS 123R, the company began to record compensation expense for the ESPP. The company values the ESPP purchases utilizing the Black-Scholes model. The following table outlines the assumptions used:

	July 2, 2007 Purchase	December 31, 2007 Purchase	June 30, 2006 Purchase	December 31, 2006 Purchase
Dividend yield (annual rate)	0.8%	0.7%	0.7%	0.8%
Risk-free interest rate	5.07%	4.97%	4.47%	5.17%
Expected life in years	0.5	0.5	0.5	0.5
Expected volatility	21%	22%	16%	21%
Fair value	$17.85	$18.10	$13.23	$15.67

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2007, cash received under the ESPP was $8.2 million. For the year ended December 31, 2007 and 2006, employees purchased 117,171 and 106,805 shares, respectively. The company recorded compensation expense related to the ESPP of $1.9 and $1.6 million for the year ended December 31, 2007 and 2006, respectively.

12. Pension and Other Postretirement Benefit Plans

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“FAS 158”). FAS 158 requires, among other things, the recognition of the funded status of each defined pension benefit plan, with subsequent changes in the funded status recognized as a component of accumulated other comprehensive income (loss) in shareholders’ investment. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The impact of the initial adoption of FAS 158 for the company’s defined benefit pension plans reduced accumulated other comprehensive income (loss) by $29.1 million.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accumulated benefit obligations (“ABO”) for all defined benefit pension plans are as follows:

	2007			2006
	Tax Qualified Plans	Nonqualified Plans	Total	Tax Qualified Plans	Nonqualified Plans	Total
(dollars in millions)
	$212.3	38.9	$251.2	$210.2	36.7	$246.9

The change in projected benefit obligation (“PBO”) during the measurement period is as follows:

	2007			2006
	Tax Qualified Plans	Nonqualified Plans	Total	Tax Qualified Plans	Nonqualified Plans	Total
(dollars in millions)
PBO, previous year	$244.5	$40.3	$284.8	$224.5	36.5	$261.0
Service cost	16.5	2.3	18.8	15.0	2.2	17.2
Interest cost	13.3	2.2	15.5	12.0	1.9	13.9
Actuarial (gain) loss	(9.6)	—	(9.6)	(3.2)	1.8	(1.4)
Benefits paid	(15.9)	(2.2)	(18.1)	(13.2)	(2.1)	(15.3)
Currency/other	2.8	0.3	3.1	9.4	—	9.4

PBO, September 30	$251.6	$42.9	$294.5	$244.5	40.3	$284.8

The change in plan assets during the measurement period is as follows:

	2007			2006
	Tax Qualified Plans	Nonqualified Plans	Total	Tax Qualified Plans	Nonqualified Plans	Total
(dollars in millions)
Fair value, previous year	$208.8	$—	$208.8	$196.9	—	$196.9
Actual return on plan assets	27.4	—	27.4	15.8	—	15.8
Company contributions	18.7	2.2	20.9	2.3	2.1	4.4
Benefits paid	(15.9)	(2.2)	(18.1)	(13.2)	(2.1)	(15.3)
Currency/other	3.2	—	3.2	7.0	—	7.0

Fair value, September 30	$242.2	$—	$242.2	$208.8	—	$208.8

	2007			2006
	Tax Qualified Plans	Nonqualified Plans	Total	Tax Qualified Plans	Nonqualified Plans	Total
(dollars in millions)
Funded status of plan	$(9.4)	(42.9)	$(52.3)	$(35.7)	(40.2)	$(75.9)
Contribution after measurement date	15.4	0.7	16.1	12.3	0.5	12.8

Funded status of the plan, December 31	$6.0	(42.2)	$(36.2)	$(23.4)	(39.7)	$(63.1)

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recognized in accumulated other comprehensive loss consist of:
	2007			2006
	Tax Qualified Plans	Nonqualified Plans	Total	Tax Qualified Plans	Nonqualified Plans	Total
(dollars in millions)
Net loss	$51.7	6.9	$58.6	$75.7	7.2	$82.9
Prior service cost	0.1	0.2	0.3	0.1	0.3	0.4

Before tax amount	$51.8	7.1	$58.9	$75.8	7.5	$83.3

After tax amount	$33.2	4.5	$37.7	$48.2	4.6	$52.8

The change in net loss in the above table included net gains of $19.5 million (approximately $12.5 million after tax) arising during the year ended December 31, 2007 related to the tax qualified plans.

Amounts recognized in the consolidated balance sheets consist of:

	2007			2006
	Tax Qualified Plans	Nonqualified Plans	Total	Tax Qualified Plans	Nonqualified Plans	Total
(dollars in millions)
Other assets/prepaid pension asset	$8.7	—	$8.7	$—	—	$—
Other long-term liabilities	(2.7)	(39.5)	(42.2)	(23.4)	(37.1)	(60.5)
Accrued compensation and benefits	—	(2.7)	(2.7)	—	(2.6)	(2.6)

Net amount recognized	$6.0	(42.2)	$(36.2)	$(23.4)	(39.7)	$(63.1)

The weighted average assumptions used to determine the company’s benefit obligations are as follows:

	2007			2006
	Tax Qualified Plans	Nonqualified Plans	Total	Tax Qualified Plans	Nonqualified Plans	Total
Discount rate	6.15%	6.25%	6.16%	5.57%	5.75%	5.60%
Rate of compensation increase	4.26%	4.75%	4.33%	4.18%	4.75%	4.26%

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows:

	Tax Qualified Plans	Nonqualified Plans	Total
(dollars in millions)
Net actuarial loss	$3.5	0.3	$3.8
Prior service cost	0.1	—	0.1

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components and weighted average assumptions of net periodic benefit expense are as follows:

	2007			2006			2005
	Tax Qualified Plans	Nonqualified Plans	Total	Tax Qualified Plans	Nonqualified Plans	Total	Tax Qualified Plans	Nonqualified Plans	Total
(dollars in millions)
Service cost net of employee contributions	$15.8	2.3	18.1	14.5	2.2	16.7	12.0	1.9	$13.9
Interest cost	13.3	2.2	15.5	12.0	1.9	13.9	10.7	1.9	12.6
Expected return on plan assets	(17.6)	—	(17.6)	(15.9)	—	(15.9)	(14.8)	—	(14.8)
Amortization of Unrecognized:
Net (gain) / loss	5.1	0.4	5.5	5.8	0.2	6.0	3.8	0.1	3.9
Prior service cost	0.1	0.1	0.2	0.1	—	0.1	0.2	—	0.2
Amortization/settlement/curtailment	—	0.2	0.2	—	—	—	—	—	—

Net periodic pension cost	$16.7	5.2	21.9	16.5	4.3	20.8	11.9	3.9	$15.8

Discount rate	5.57%	5.75%	5.60%	5.40%	5.50%	5.41%	5.71%	5.75%	5.72%
Compensation increase	4.18%	4.75%	4.26%	4.18%	4.25%	4.19%	4.38%	4.50%	4.40%
Expected return on plan assets	8.20%	—	8.20%	8.29%	—	8.29%	8.38%	—	8.38%

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

Plan Assets and Investment Targets - Plan assets for the tax-qualified plans consist of a diversified portfolio of equity securities, fixed income securities and cash equivalents. Plan assets did not include any company securities at September 30, 2007 and 2006, respectively. The breakdown of tax-qualified plan assets was as follows:

	September 30, 2007	September 30, 2006
(dollars in millions)
U.S. tax-qualified plan	$184.3	$163.6
Non-U.S. plans	57.9	45.2

Total	$242.2	$208.8

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average actual and target asset allocations for the tax-qualified plans are as follows:

	Actual Allocation		Target Allocation
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Asset Categories
Equity securities	64.9%	64.5%	61.3%	61.4%
Fixed income securities	33.0%	33.8%	33.4%	33.6%
Cash and other	2.1%	1.7%	5.3%	5.0%

Total	100.0%	100.0%	100.0%	100.0%

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

Funding Policy and Expected Contributions - The company’s objective in funding its domestic tax-qualified plan is to accumulate funds sufficient to provide for all benefits and to satisfy the minimum contribution requirements of ERISA. Outside the United States, the company’s objective is to fund the international retirement costs over time within the limits of minimum requirements and allowable tax deductions. The company’s annual funding decisions also consider the relationship between each tax-qualified plan’s asset returns compared to the plan’s corresponding expense and consider the relationship between each tax-qualified plan’s benefit obligation and its corresponding funded status. In 2007, the company made voluntary contributions of $15.0 million to the company’s U.S. tax-qualified plan and $6.8 million to the company’s non-U.S. tax-qualified plans. In 2006, the company made voluntary contributions of $12.0 million to the company’s U.S. tax-qualified plan and $2.6 million to the company’s non-U.S. tax-qualified plans. The company will consider the factors identified above in determining its 2008 pension funding. The nonqualified plans include supplemental plans which are generally not funded.

The following chart summarizes the benefits expected to be paid in each of the next five measurement years and in aggregate for the following five years. The expected benefit payments are estimated based on the same assumptions used to measure the company’s benefit obligation at September 30, 2007 and reflect the impact of expected future employee service.

Measurement Year	Tax Qualified Plans	Nonqualified Plans	Total
(dollars in millions)
2008	$15.7	$2.7	$18.4
2009	13.7	2.6	16.3
2010	14.6	3.1	17.7
2011	15.5	3.5	19.0
2012	17.0	3.5	20.5
2013-2017	114.1	22.8	136.9

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Defined Contribution Retirement Plans

All domestic employees of the company not covered by a collective bargaining agreement who have been scheduled for 1,000 hours of service are eligible to participate in the company’s defined contribution plan. The amounts charged to income for this plan amounted to $7.5 million, $7.2 million and $5.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. Outside the United States, the company maintains defined contribution plans and small pension arrangements that are typically funded with insurance products. These arrangements had a total 2007 expense of $1.6 million. In addition, the company maintains a long-term deferred compensation arrangement for directors which allows deferral of the annual retainer and meeting fees at the director’s election. In addition, the company annually accrues for long-term compensation which is paid out upon the director’s retirement from the board. These arrangement had a total 2007 expense of $1.6 million.

Other Postretirement Benefit Plans

The company does not provide subsidized postretirement healthcare benefits and life insurance coverage except for a limited number of former employees. The measurement date used to determine other postretirement benefit measures for the postretirement benefit plan is December 31. As this plan is unfunded, contributions are made as benefits are incurred.

The impact of the initial adoption of FAS 158 on the company’s other postretirement benefit plans reduced accumulated other comprehensive income (loss) by $2.6 million.

The change in the accumulated postretirement benefit obligation (“APBO”) as of December 31 is as follows:

	2007	2006
(dollars in millions)
APBO, previous year	$11.2	$11.5
Service cost	—	—
Interest cost	0.6	0.6
Participant’s contributions	0.1	0.1
Actuarial (gain) loss	(0.4)	0.3
Benefits paid	(1.4)	(1.3)

APBO, December 31	$10.1	$11.2

The change in plan assets during the measurement period is as follows:

	2007	2006
(dollars in millions)
Fair value, previous year	—	—
Company contribution	$1.3	$1.2
Employee contributions	0.1	0.1
Benefits paid	(1.4)	(1.3)

Fair value, December 31	—	—

	2007	2006
(dollars in millions)
Funded status of the plan	$(10.1)	$(11.2)

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recognized in accumulated other comprehensive loss:

	2007	2006
(dollars in millions)
Net loss	$3.7	$4.3

After tax amount	$2.2	$2.6

Amounts recognized in the consolidated balance sheets consist of:

	2007	2006
(dollars in millions)
Accrued compensation and benefits	$(1.1)	$(1.1)
Other long-term liabilities	(9.0)	(10.1)

Net amount recognized	$(10.1)	$(11.2)

The weighted average assumptions used to determine the company’s benefit obligation are as follows:

	2007	2006
Discount rate	6.25%	5.75%
Initial health care cost trend line	7.60%	7.80%
Ultimate health care cost trend rate	5.00%	5.00%
Year ultimate health care cost trend rate reached	2018	2017

Net actuarial loss of $0.2 million is expected to be recognized as a component of net periodic benefit cost during the next fiscal year.

The components of net periodic benefit cost are as follows:

	2007	2006	2005
(dollars in millions)
Interest cost	$0.6	$0.6	$0.6
Amortization recognized:
Net loss	0.2	0.2	0.2

Net periodic benefit cost	$0.8	$0.8	$0.8

The weighted average assumptions used to determine the company’s net periodic benefit cost are as follows:

	2007	2006
Discount rate	5.75%	5.50%
Initial healthcare cost trend line	7.80%	8.00%
Ultimate healthcare cost trend rate	5.00%	5.00%
Year ultimate healthcare cost trend rate reached	2017	2009

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

The following chart summarizes the benefits expected to be paid in each of the next five measurement years and in aggregate for the following five years. The expected benefit payments are estimated based on the same assumptions used to measure the company’s benefit obligation at December 31, 2007.

Measurement Year	Employer Paid Benefits
(dollars in millions)
2008	$1.1
2009	1.1
2010	1.1
2011	1.0
2012	1.0
2013-2017	4.5

The impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was immaterial.

13. Other (Income) Expense, Net

The table below details the components of other (income) expense, net for the years ended December 31,

	2007	2006	2005
(dollars in millions)
Interest income	$(30.7)	$(27.9)	$(18.5)
Foreign exchange (gains) losses	(0.8)	(0.1)	1.7
Legal settlements, net	(0.3)	69.0	—
Asset impairments	—	—	8.9
Investment gains	(0.2)	(2.9)	(9.7)
Tax matter at joint venture	—	1.2	—
Royalty reserve reversal	—	—	(7.1)
Other, net	(0.3)	1.1	2.3

Total other (income) expense, net	$(32.3)	$40.4	$(22.4)

Interest income - For the year ended December 31, 2007, interest income was approximately $30.7 million compared to approximately $27.9 million and $18.5 million in 2006 and 2005, respectively. The increase in 2007 was primarily due to higher balances of cash and cash equivalents.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal settlements, net - In 2006, other (income) expense, net included a charge of approximately $20.0 million for the settlement of the legal action entitled Sakharam D. Mahurkar v. C. R. Bard, Inc., Bard Access Systems, Inc. and Bard Healthcare, Inc., and a charge of approximately $49.0 million for the settlement of the legal action entitled Rochester Medical Corporation, Inc. v. C. R. Bard, Inc., et al.

Asset impairments - As a result of a strategic review, in 2005, other (income) expense, net included an asset impairment charge of approximately $8.9 million related to the 2004 acquisition of certain assets of Advanced Surgical Concepts Ltd.

Investment gains - In 2004, Zimmer Holdings, Inc. acquired all of the outstanding stock of Implex Corporation, an equity investment held by the company. The acquisition agreement included contingent performance payments for 2005 and 2006. The company recorded investment gains of $1.8 million and $6.6 million in 2006 and 2005, respectively, related to its investment in Implex Corporation.

Tax matter at joint venture - In 2006, other (income) expense, net included a charge of approximately $1.2 million related to the settlement of a tax audit at Medicon, Inc., the company’s joint venture in Japan.

Royalty reserve reversal - In the second quarter 2005, other (income) expense, net included income of approximately $7.1 million pretax resulting from the reversal of a reserve related to a patent matter.

14. Segment Information

The company’s management considers its business to be a single segment entity — the manufacture and sale of medical devices. The company’s products generally share similar distribution channels and customers. The company designs, manufactures, packages, distributes and sells medical, surgical, diagnostic and patient care devices, many of which are used once and discarded, that are purchased by hospitals, physicians and nursing homes. The company’s chief operating decision makers evaluate the various global product portfolios on a net sales basis. The company’s chief operating decision makers generally evaluate profitability and associated investment on an enterprise-wide basis due to shared geographic infrastructures. The following table represents net sales based on the location of the external customer and identifiable assets by geographic region for the years ended December 31,

	2007	2006	2005
(dollars in millions)
Net sales
United States	$1,520.6	$1,383.0	$1,221.0
Europe	420.3	363.5	334.7
Japan	112.4	101.8	97.1
Rest of world	148.7	131.3	115.6

Total net sales	$2,202.0	$1,979.6	$1,768.4

Income from continuing operations before tax provision	$577.3	$394.6	$453.7

Long-lived assets
United States	$1,037.6	$969.9	$813.8
Europe	139.6	128.9	126.6
Japan	—	—	—
Rest of world	11.9	12.0	11.2

Total long-lived assets	$1,189.1	$1,110.8	$951.6

Capital expenditures	$50.7	$70.4	$97.1

Depreciation and amortization	$80.0	$70.8	$59.9

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents total net sales from continuing operations by disease state management for the years ended December 31,

	2007	2006	2005
(dollars in millions)
Vascular	$539.6	$479.6	$434.5
Urology	658.9	582.0	521.1
Oncology	558.6	481.3	405.5
Surgical Specialties	363.5	357.4	333.2
Other	81.4	79.3	74.1

Total net sales	$2,202.0	$1,979.6	$1,768.4

15. Subsequent Event

On January 11, 2008, the company acquired the assets of the LifeStent® family of stents from Edwards Lifesciences Corporation. The transaction includes cash payments of approximately $74 million upon closing and contingent milestone payments of up to $65 million. The contingent milestone payments are comprised of $50 million related to FDA approvals and $15 million related to the transfer of manufacturing operations to Bard. The transaction will be accounted for as a business combination and will be recorded in the first quarter of 2008. The company currently estimates the fair value of the business at $121 million which includes a significant amount related to the pending U.S. PMA application for the LifeStent® product for use in the superficial femoral artery. The difference between the fair value of the assets acquired, the impact of deferred taxes and the payments made at closing, including certain direct acquisition costs of $4 million, will be recognized as an acquisition related liability. This liability will be reduced upon the payment of the contingent consideration with the remaining amounts recorded as goodwill.

16. Unaudited Interim Financial Information

2007	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
(dollars in millions except per share amounts)
Net sales	$528.2	$545.7	$544.8	$583.3	$2,202.0
Cost of goods sold	206.5	216.6	213.7	227.7	864.5
Income from continuing operations before tax provision	142.4	139.3	142.2	153.4	577.3
Income from continuing operations	101.6	97.5	102.1	105.2	406.4

Basic earnings (loss) per share:
Income from continuing operations	0.98	0.94	0.99	1.04	3.96
Income (loss) from discontinued operations	—	—	—	—	—
Net income per share	0.98	0.94	0.99	1.04	3.96

Diluted earnings (loss) per share:
Income from continuing operations	0.95	0.91	0.96	1.01	3.84
Income (loss) from discontinued operations	—	—	—	—	—
Net income per share	0.95	0.91	0.96	1.01	3.84

For the second quarter of 2007, research and development expense included payments of approximately $1.6 million pretax for purchased R&D. This item decreased income by $1.5 million after-tax or $0.02 diluted earnings per share.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The results of the third quarter of 2007, included a reduction in the income tax of $3.7 million due to changes in certain statutory tax rates outside the United States. This item increased income by $3.7 million after-tax or $0.03 diluted earnings per share.

2006	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
(dollars in millions except per share amounts)
Net sales	$465.9	$496.5	$497.5	$519.7	$1,979.6
Cost of goods sold	178.1	194.8	193.5	201.2	767.6
Income from continuing operations before tax provision	110.2	114.3	94.9	75.2	394.6
Income from continuing operations	81.5	81.1	87.8	64.1	314.5

Basic earnings (loss) per share:
Income from continuing operations	0.79	0.78	0.85	0.62	3.04
Income (loss) from discontinued operations	—	—	—	(0.41)	(0.41)
Net income per share	0.79	0.78	0.85	0.21	2.63

Diluted earnings (loss) per share:
Income from continuing operations	0.76	0.76	0.82	0.60	2.94
Income (loss) from discontinued operations	—	—	—	(0.39)	(0.40)
Net income per share	0.76	0.76	0.82	0.21	2.55

For the first quarter of 2006, research and development expense included payments of approximately $10.4 million pretax ($6.3 million after-tax) for purchased R&D. The results of the first quarter of 2006 also included a charge of $7.0 million pretax ($4.5 million after-tax) related to the incremental impact of the new accounting treatment for share-based payments under FAS 123R. In total, these items decreased net income by $10.8 million after-tax, or $0.10 diluted earnings per share.

For the second quarter of 2006, in addition to interest income and exchange gains and losses, other (income) expense, net included investment gains of approximately $1.6 million pretax ($1.0 million after-tax). For the second quarter of 2006, research and development expense included a payment of approximately $6.4 million pretax for purchased R&D ($6.4 million after-tax). The results of the second quarter of 2006 also included a charge of $6.1 million pretax ($4.0 million after-tax) related to the incremental impact of the new accounting standard for share-based payments under FAS 123R. In total, these items decreased net income by $9.4 million after-tax, or $0.09 diluted earnings per share.

For the third quarter of 2006, in addition to interest income and exchange gains and losses, other (income) expense, net included a charge of approximately $20.0 million pretax ($12.6 million after-tax) for the settlement of a legal matter. Certain items also included a reduction in the income tax provision of approximately $16.2 million predominantly related to the expiration of the statute of limitations in the United States for the 2000 and 2001 tax years. The results of the third quarter of 2006 also included a charge of $13.5 million pretax ($8.8 million after-tax) related to the incremental impact of the new accounting standard for share-based payments under FAS 123R. In total, these items decreased net income by $5.2 million after-tax, or $0.05 diluted earnings per share.

The results for the fourth quarter of 2006 included the following items: Other (income) expense, net included investment gains of approximately $1.3 million pretax ($0.8 million after-tax), a charge of approximately $1.2 million pretax ($1.2 million after-tax) related to the settlement of a tax matter by the company’s joint venture operating in Japan, and a charge of approximately $49.0 million pretax ($30.5 million after-tax) for the settlement of a legal matter. For the fourth quarter of 2006, research and development expense included payments of approximately $7.2 million pretax ($6.8 million after-tax) for purchased R&D. The results

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for the fourth quarter of 2006 also included a reduction in the income tax provision of approximately $7.6 million predominantly related to the expiration of the statute of limitations in the United States for the 2002 tax year and a charge of $8.8 million pretax ($5.6 million after-tax) related to the incremental impact of the new accounting standard for share-based payments under FAS 123R. In total, these items decreased income from continuing operations by approximately $35.7 million after-tax, or $0.33 diluted earnings per share.

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

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of December 31, 2007. Based, as of December 31, 2007, upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) provide reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of the company’s internal control over financial reporting. See “Management’s Annual Report On Internal Control Over Financial Reporting.”

Item 9B. Other Information

None.

C. R. BARD, INC. AND SUBSIDIARIES

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to Directors of the company is incorporated herein by reference to the material contained under the heading “Proposal No. 1 — Election of Directors” in the company’s definitive Proxy Statement for its 2008 annual meeting of shareholders.

Information with respect to Executive Officers of the company begins on page I-14 of this filing.

The information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the company’s definitive Proxy Statement for its 2008 annual meeting of shareholders is incorporated herein by reference.

The information contained under the caption “Corporate Governance” in the company’s definitive Proxy Statement for its 2008 annual meeting of shareholders is incorporated herein by reference.

Code of Ethics

The company has adopted, and has posted on its website at www.crbard.com, a Code of Ethics for Senior Financial Officers that applies to the company’s chief executive officer, chief financial officer and controller. To the extent required, the company intends to disclose any amendments to, or waivers from, the Code of Ethics on the website set forth above. A copy of the Code of Ethics for Senior Financial Officers is available free of charge, upon written request sent to C. R. Bard, Inc., 730 Central Avenue, Murray Hill, New Jersey 07974, Attention: Secretary.

Item 11. Executive Compensation

The information contained under the captions “Executive Officer Compensation,” “Director Compensation” and “Corporate Governance” in the company’s definitive Proxy Statement for its 2008 annual meeting of shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the captions “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and “Equity Compensation Plan Information” in the company’s definitive Proxy Statement for its 2008 annual meeting of shareholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under the captions “Related Party Transactions” and “Corporate Governance” in the company’s definitive Proxy Statement for its 2008 annual meeting of shareholders is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information contained under the caption “Proposal No. 4 — Ratification of the Appointment of KPMG LLP as Independent Registered Public Accounting Firm” in the company’s definitive Proxy Statement for its 2008 annual meeting of shareholders is incorporated herein by reference.

III-1

C. R. BARD, INC. AND SUBSIDIARIES

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)

l. Financial Statements. See Index to Consolidated Financial Statements at Item 8, page II-25 of this report.

2. Financial Statement Schedules.

Schedule II. Valuation and Qualifying Accounts for the years ended December 31, 2007, 2006 and 2005 (dollars in millions).

	Balance Beginning of Year	Charges to Costs and Expenses	Deductions (1)	Balance End of Year
Year Ended December 31, 2007
Allowance for inventory obsolesence	$19.9	$9.8	$(6.7)	$23.0
Allowance for doubtful accounts	$15.7	1.5	(1.6)	15.6

Totals	$35.6	$11.3	$(8.3)	$38.6

	Balance Beginning of Year	Charges to Costs and Expenses	Deductions (1)	Balance End of Year
Year Ended December 31, 2006
Allowance for inventory obsolescence	$29.3	$10.8	$(20.2)	$19.9
Allowance for doubtful accounts	22.7	3.4	(10.4)	15.7

Totals	$52.0	$14.2	$(30.6)	$35.6

	Balance Beginning of Year	Charges to Costs and Expenses	Deductions (1)	Balance End of Year
Year Ended December 31, 2005
Allowance for inventory obsolescence	$30.8	$14.2	$(15.7)	$29.3
Allowance for doubtful accounts	22.8	4.6	(4.7)	22.7

Totals	$53.6	$18.8	$(20.4)	$52.0

(1)	Includes writeoffs, the impact of exchange and the impact of SAB 108. See Note 1 Significant Accounting Policies: Staff Accounting Bulletin No. 108 in the notes to consolidated financial statements.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

C. R. BARD, INC. AND SUBSIDIARIES

3. Exhibits

Number
3a	Registrant’s Restated Certificate of Incorporation, as amended, as of May 28, 2004, filed as Exhibit 3.1 to the company’s June 30, 2004 Form 10-Q and Exhibit 3.2 to the company’s October 20, 2004 Form 8-K, is incorporated herein by reference.

3b	Registrant’s Bylaws amended as of December 10, 2004, filed as Exhibit 3b to the company’s 2004 Annual Report on Form 10-K, is incorporated herein by reference.

4b	Form of Indenture, dated as of December 1, 1996 between C. R. Bard, Inc. and The Chase Manhattan Bank, N.A., as trustee, filed as Exhibit 4.1 to the company’s Registration Statement on Form S-3, File No. 333-05997, is incorporated herein by reference.

10f*	C. R. Bard, Inc. Agreement and Plans Trust amended and restated as of September 29, 2004, filed as Exhibit 10f to the company’s 2004 Annual Report on Form 10-K, is incorporated herein by reference.

10k*	C. R. Bard, Inc. Excess Benefit Plan as of July 13, 1988, filed as Exhibit 10o to the company’s 1993 Annual Report on Form 10-K, is incorporated herein by reference.

10l*	C. R. Bard, Inc. Supplemental Executive Retirement Plan, as of July 13, 1988, filed as Exhibit 10p to the company’s 1993 Annual Report on Form 10-K, is incorporated herein by reference.

10o*	Form of Deferred Compensation Contract Deferral of Discretionary Bonus, filed as Exhibit 10s to the company’s 1993 Annual Report on Form 10-K, is incorporated herein by reference.

10p*	Form of Deferred Compensation Contract Deferral of Salary, filed as Exhibit 10t to the company’s 1993 Annual Report on Form 10-K, is incorporated herein by reference.

10q*	1993 Long Term Incentive Plan of C. R. Bard, Inc., as amended effective October 9, 2002, filed as Exhibit 10q to the company’s September 30, 2002 Form 10-Q, is incorporated herein by reference.

10z*	C. R. Bard, Inc. Management Stock Purchase Plan, amended and restated as of July 10, 2002, filed as Exhibit 10z to the company’s 2002 Annual Report on Form 10-K, is incorporated herein by reference.

10at*	Letter agreement entered into by the company with John H. Weiland dated December 12, 1995, filed as Exhibit 10at to the company’s 2004 Annual Report on Form 10-K, is incorporated herein by reference.

10ax*	2005 Executive Bonus Plan of C. R. Bard, Inc., effective as of June 8, 2005, filed as Exhibit 10ax to the company’s June 30, 2005 Form 10-Q, is incorporated herein by reference.

10ba*	Form of Stock Option Agreement under the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc., filed as Exhibit 10ba to the company’s June 30, 2005 Form 10-Q, is incorporated herein by reference.

10bb*	Stock Equivalent Plan for Outside Directors of C. R. Bard, Inc. (as amended and restated), effective as of June 8, 2005, filed as Exhibit 10bb to the company’s June 30, 2005 Form 10-Q, is incorporated herein by reference.

10bd*	Form of Restricted Stock Award Agreement under the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc., filed as Exhibit 10bd to the company’s September 30, 2005 Form 10-Q, is incorporated herein by reference.

10be*	Form of Supplemental Insurance/Retirement Plan Agreement (as amended and restated) between the company and its executive officers, including each of its named executive officers, filed as Exhibit 10be to the company’s September 30, 2005 Form 10-Q, is incorporated herein by reference.

C. R. BARD, INC. AND SUBSIDIARIES

Number
10bf*	Form of amended and restated Change of Control Agreement between the company and its executive officers, including each of its named executive officers, filed as Exhibit 10bf to the company’s September 30, 2005 Form 10-Q, is incorporated herein by reference.

10bh	Credit Agreement, dated as of October 21, 2005, among Bard Shannon Limited, the Lenders named party thereto, Banc of America Securities LLC and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners, J.P. Morgan Chase Bank, N.A., as Syndication Agent, Barclays Bank PLC, HSBC Bank USA, National Association and Wachovia Bank, National Association, as Documentation Agents, and Bank of America, N.A. as Administrative Agent filed as Exhibit 10bh to the company’s 2005 Annual Report on Form 10-K, is incorporated herein by reference.

10bi*	2003 Long Term Incentive Plan of C. R. Bard, Inc. (as Amended and Restated), filed as Exhibit 10bi to the company’s March 31, 2006 Form 10-Q, is incorporated herein by reference.

10bj*	2005 Directors’ Stock Award Plan of C. R. Bard, Inc. (as Amended and Restated), filed as Exhibit 10bj to the company’s March 31, 2006 Form 10-Q, is incorporated herein by reference.

10bk*	1998 Employee Stock Purchase Plan of C. R. Bard, Inc. (as Amended and Restated), filed as Exhibit 10bk to the company’s March 31, 2006 Form 10-Q, is incorporated herein by reference.

10bm*	Form of Stock Option Agreement under the company’s 2003 Long Term Incentive Plan, filed as Exhibit 10bm to the company’s December 31, 2006 Form 10-K/A, is incorporated herein by reference.

10bn	Amended and Restated Credit Agreement, dated as of June 28, 2007, among C. R. Bard, Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC (as Joint Lead Arrangers and Joint Bookrunners), JPMorgan Chase Bank, N.A. (as Administrative Agent), Bank of America, N.A. (as Syndication Agent) and Barclays Bank PLC, UBS Loan Finance LLC and Wachovia Bank, N.A. (each as Documentation Agents), filed as Exhibit 10bn to the company’s July 3, 2007 Form 8-K, is incorporated herein by reference.

10bo*	Form of Restricted Stock Agreement under the company’s 2003 Long Term Incentive Plan.

10bp*	Management Stock Purchase Program Elective and Premium Share Units Terms and Conditions (as Amended and Restated), under the company’s 2003 Long Term Incentive Plan.

10bq*	Form of Deferred Compensation Contract, Deferral of Directors’ Fees of C. R. Bard, Inc. (as Amended and Restated).

12.1	Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

99	Form of indemnity agreement between the company and each of its directors and officers, filed as Exhibit 99 to the company’s 1993 Annual Report on Form 10-K, is incorporated herein by reference.

*	Each of these exhibits listed under the number 10 constitutes a management contract or a compensatory plan or arrangement.

All other exhibits are not applicable.

C. R. BARD, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

C. R. BARD, INC. (Registrant)

Date: February 25, 2008	By:	/s/ TODD C. SCHERMERHORN
Todd C. Schermerhorn Senior Vice President and Chief Financial Officer

C. R. BARD, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C. R. BARD, INC. (Registrant)

Date: February 25, 2008	By:	/S/ TODD C. SCHERMERHORN
Todd C. Schermerhorn
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ TIMOTHY M. RING Timothy M. Ring	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2008

/S/ TODD C. SCHERMERHORN Todd C. Schermerhorn	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2008

/S/ FRANK LUPISELLA JR. Frank Lupisella Jr.	Vice President and Controller (Principal Accounting Officer)	February 25, 2008

/S/ MARC C. BRESLAWSKY Marc C. Breslawsky	Director	February 25, 2008

/S/ T. KEVIN DUNNIGAN T. Kevin Dunnigan	Director	February 25, 2008

/S/ HERBERT L. HENKEL Herbert L. Henkel	Director	February 25, 2008

/S/ THEODORE E. MARTIN Theodore E. Martin	Director	February 25, 2008

/S/ GAIL K. NAUGHTON Gail K. Naughton	Director	February 25, 2008

/S/ TOMMY G. THOMPSON Tommy G. Thompson	Director	February 25, 2008

/S/ JOHN H. WEILAND John H. Weiland	President and Chief Operating Officer and Director	February 25, 2008

/S/ ANTHONY WELTERS Anthony Welters	Director	February 25, 2008

/S/ TONY L. WHITE Tony L. White	Director	February 25, 2008