Form 10-Q
period 2008-03-31
BARD C R INC /NJ/
filed 2008-04-28
CIK 9892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2008

Commission File Number 1-6926

C. R. BARD, INC.

(Exact name of registrant as specified in its charter)

New Jersey	730 Central Avenue Murray Hill, New Jersey 07974	22-1454160
(State of incorporation)	(Address of principal executive offices)	(I.R.S. Employer Identification No.)

Registrant’s telephone number, including area code: (908) 277-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2008
Common Stock - $0.25 par value	99,277,213

C. R. BARD, INC. AND SUBSIDIARIES

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands except per share amounts, unaudited)

	Three Months Ended March 31,
	2008	2007
Net sales	$584,000	$528,200

Costs and expenses:
Cost of goods sold	225,500	206,500
Marketing, selling and administrative expense	168,900	153,700
Research and development expense	85,800	30,100
Interest expense	3,000	2,900
Other income, net	(4,000)	(7,400)

Total costs and expenses	479,200	385,800

Income from continuing operations before income taxes	104,800	142,400

Income tax provision	26,800	40,800

Income from continuing operations	78,000	101,600

Discontinued operations:
Income from operations	—	100
Income tax provision	—	100

Income on discontinued operations	—	—

Net income	$78,000	$101,600

Basic earnings per share:
Income from continuing operations	$0.78	$0.98
Income on discontinued operations	—	—
Net income per share	$0.78	$0.98

Diluted earnings per share:
Income from continuing operations	$0.76	$0.95
Income on discontinued operations	—	—
Net income per share	$0.76	$0.95

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands except share and per share amounts, unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$414,700	$488,400
Short-term investments	33,300	82,200
Accounts receivable, less allowances of $14,600 and $15,600, respectively	374,100	362,000
Inventories	270,200	244,700
Short-term deferred tax assets	38,400	36,500
Other current assets	42,700	28,200

Total current assets	1,173,400	1,242,000

Property, plant and equipment, at cost	590,800	577,100
Less accumulated depreciation and amortization	244,200	232,500

Net property, plant and equipment	346,600	344,600
Intangibles, net	829,700	773,000
Deferred tax assets	47,200	44,400
Other assets	75,300	71,500

Total assets	$2,472,200	$2,475,500

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$—	$800
Accounts payable	63,900	50,200
Accrued compensation and benefits	68,100	99,800
Accrued expenses	120,900	118,500
Income taxes payable	41,300	12,400

Total current liabilities	294,200	281,700

Long-term debt	149,800	149,800
Other long-term liabilities	182,300	175,800
Deferred income taxes	20,400	20,200
Commitments and contingencies	—	—
Shareholders’ investment:
Preferred stock, $1 par value, authorized 5,000,000 shares; none issued	—	—
Common stock, $0.25 par value, authorized 600,000,000 shares; issued and outstanding 99,277,213 shares at March 31, 2008 and 100,191,117 shares at December 31, 2007	24,800	25,000
Capital in excess of par value	882,100	824,200
Retained earnings	865,400	956,300
Accumulated other comprehensive income	53,200	42,500

Total shareholders’ investment	1,825,500	1,848,000

Total liabilities and shareholders’ investment	$2,472,200	$2,475,500

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT

(dollars in thousands except share amounts, unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comp. Inc.	Total
	Shares	Amount
Balance at December 31, 2007	100,191,117	$25,000	$824,200	$956,300	$42,500	$1,848,000
Net income				78,000		78,000
Available for sale securities (net of $100 taxes)					(300)	(300)
Change in derivative instruments designated as cash flow hedges (net of $100 taxes)					—	—
Amortization of items included in net periodic benefit cost (net of $300 taxes)					700	700
Foreign currency translation adjustment					10,300	10,300

Total comprehensive income				78,000	10,700	88,700
Issuance of common stock	829,588	200	28,400			28,600
Share-based compensation			10,400			10,400
Purchase of common stock for treasury	(1,743,492)	(400)		(168,900)		(169,300)
Tax benefit relating to share-based compensation plans			19,100			19,100

Balance at March 31, 2008	99,277,213	$24,800	$882,100	$865,400	$53,200	$1,825,500

Balance at December 31, 2006	103,155,437	$25,800	$659,700	$1,026,800	$(14,300)	$1,698,000
Net income				101,600		101,600
Available for sale securities (net of $100 taxes)					(200)	(200)
Change in derivative instruments designated as cash flow hedges (net of $200 taxes)					(200)	(200)
Amortization of items included in net periodic benefit cost (net of $400 taxes)					1,000	1,000
Foreign currency translation adjustment					(1,000)	(1,000)

Total comprehensive income				101,600	(400)	101,200
Issuance of common stock	342,695	100	17,000			17,100
Share-based compensation			12,100			12,100
Adjustment for the adoption of FIN 48				5,300		5,300
Tax benefit relating to share-based compensation plans			6,300			6,300

Balance at March 31, 2007	103,498,132	$25,900	$695,100	$1,133,700	$(14,700)	$1,840,000

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities from continuing operations:
Net income	$78,000	$101,600
Income on discontinued operations	—	—

Income from continuing operations	78,000	101,600
Adjustments to reconcile income from continuing operations to derive net cash provided from continuing operating activities, net of acquired businesses:
Depreciation and amortization	21,900	18,800
Purchased research and development	49,300	—
Deferred income taxes	(25,800)	(3,800)
Share-based compensation plans	10,400	12,100
Inventory reserves and provision for doubtful accounts	3,200	2,100
Other noncash items	(900)	(1,200)
Changes in assets and liabilities:
Accounts receivable	(7,900)	5,700
Inventories	(15,700)	(7,600)
Current liabilities	(8,700)	16,600
Other, net	2,800	(400)

Net cash provided by operating activities from continuing operations	106,600	143,900

Cash flows from investing activities from continuing operations:
Capital expenditures	(10,400)	(13,800)
Change in short-term investments, net	48,900	(22,200)
Net proceeds from investments	—	200
Payments made for purchases of businesses, net of cash acquired	(75,700)	(200)
Payments made for intangibles	(8,000)	(7,600)

Net cash used in investing activities from continuing operations	(45,200)	(43,600)

Cash flows from financing activities from continuing operations:
Repayments of short-term borrowings, net	(800)	—
Proceeds from exercises under share-based compensation plans, net	21,300	10,600
Excess tax benefit relating to share-based compensation plans	17,100	5,800
Purchase of common stock	(158,300)	—
Dividends paid	(15,200)	(14,500)

Net cash (used in)/provided by financing activities from continuing operations	(135,900)	1,900

Net cash flows from discontinued operations:
Net cash provided by operating activities	—	400

Effect of exchange rate changes on cash and cash equivalents	800	100

(Decrease) increase in cash and cash equivalents during the period	(73,700)	102,700

Balance at January 1	488,400	416,200

Balance at March 31	$414,700	$518,900

Supplemental cash flow information
Cash paid for:
Interest	$500	$400
Income taxes	$9,800	$2,700

Noncash transactions:
Purchase of common stock not settled	$11,000	$—
Acquisition costs related to purchase of a business or intangibles	$1,900	$—

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of C. R. Bard, Inc. (the “company” or “Bard”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company’s 2007 Annual Report on Form 10-K. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our 2007 Annual Report on Form 10-K. The preparation of these financial statements requires the company to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities at the date of the financial statements. These financial statements include all normal and recurring adjustments necessary for a fair presentation. The accounts of most foreign subsidiaries are consolidated as of and for the quarter ended February 29, 2008, and February 28, 2007 and as of November 30, 2007. No events occurred related to these foreign subsidiaries during the months of March 2008, March 2007 or December 2007 that materially affected the financial position or results of operations of the company. The results for the interim periods presented are not necessarily indicative of the results expected for the year.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. FAS 157 was effective beginning in Bard’s 2008 fiscal year, except for nonfinancial assets and liabilities measured at fair value on a non-recurring basis for which it will be effective at the beginning of Bard’s 2009 fiscal year. The impact of the adoption of FAS 157 was not material to the company’s condensed consolidated financial statements and the adoption of the items deferred until fiscal 2009 is not expected to be material.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“FAS 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“FAS 160”). FAS141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair value on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. FAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. FAS 141R and FAS 160 will be effective as of the beginning of Bard’s 2009 fiscal year. The company is currently evaluating the impact of the adoption of FAS 141R and FAS 160.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“FAS 161”), which requires enhanced disclosures about a company’s derivative and hedging activities. FAS 161 will be effective as of the beginning of Bard’s 2009 fiscal year. The company is currently evaluating the impact of the adoption of the enhanced disclosures required by FAS 161.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Acquisitions and Divestiture

Business Acquisitions

On March 10, 2008, the company announced that it had signed an agreement to acquire all the outstanding shares of Specialized Health Products International, Inc. (“Specialized Health Products”) for a purchase price of $1.00 per share in cash, totaling approximately $68.0 million. Specialized Health Products manufactures and markets vascular access products, including winged infusion sets, which are used to deliver therapeutic agents through vascular access ports. The acquisition represents a strategic addition to Bard’s port franchise. Following the requisite approval by Specialized Health Products shareholders, as well as the satisfaction of other closing conditions, the acquisition is expected to close in 2008.

On January 11, 2008, the company acquired the assets of the LifeStent® family of stents from Edwards Lifesciences Corporation for an initial cash payment of $74.0 million, plus direct acquisition costs of $3.6 million, and up to $65.0 million in contingent milestone payments. The contingent milestone payments consist of $50.0 million related to regulatory approvals and $15.0 million related to the transfer of manufacturing operations to Bard. The acquisition represents a strategic addition to Bard’s portfolio of non-coronary stent and stent graft products that is complementary to the company’s current products, call points and technology platforms. The acquisition was accounted for as a business combination and the results of operations have been included in the company’s results since the acquisition date. The fair value of the assets acquired was approximately $105.5 million. The difference between the fair value of the assets acquired and the initial payments was recognized as an acquisition related liability. This liability will be reduced upon the payment of the contingent milestone payments with the remaining amounts to be recorded as a deferred tax asset and goodwill.

The preliminary purchase price allocation resulted in the recognition of: core technologies of $52.2 million; customer relationships of $9.2 million; other assets of $16.0 million consisting primarily of inventory and equipment; an acquisition related liability of $27.9 million; and deferred tax liabilities of $16.3 million. Core technologies and customer relationships will be amortized over the estimated useful lives of 15 and 8 years, respectively. In addition, $44.4 million was allocated to purchased R&D, for which technological feasibility had not been established and no alternative future use existed at the acquisition date. The purchased R&D relates to the pre-market approval (“PMA”) submitted to the U.S. Food and Drug Administration for use of the LifeStent® products in the superficial femoral artery. The company recorded a charge for purchased R&D in research and development expense in its condensed consolidated statements of income. In connection with the write-off of purchased R&D, the company recorded a discrete tax benefit of $16.4 million. The value assigned to purchased R&D was determined based upon the present value of expected future cash flows associated with the product adjusted for the probability of product approval and discounted at a risk-adjusted rate. The ongoing activity with respect to the future development for this product is not expected to be material to the company’s research and development expense. The final allocation of the purchase price is expected to be completed as soon as practicable but no later than 12 months after the acquisition date.

Product Withdrawal

The company withdrew from the synthetic bulking market and discontinued sales of the Tegress™ product effective January 31, 2007, and this withdrawal was accounted for as a discontinued operation.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed financial information related to the discontinued operation are as follows for the three months ended March 31, 2007:

(dollars in millions)
Net sales	$0.3

Income from operations	0.1
Income tax provision	0.1

Income on discontinued operations	$—

3. Earnings per Share

The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) are as follows:

	Three Months Ended March 31,
	2008	2007
Average common shares outstanding	100,000	103,300
Dilutive share equivalents from share-based compensation plans	3,300	3,400

Average common and common equivalent shares outstanding—assuming dilution	103,300	106,700

4. Income Taxes

The company’s effective tax rate for the quarter ended March 31, 2008 decreased to approximately 26% compared to approximately 29% for the same period in 2007. The decrease in the tax rate for the quarter ended March 31, 2008 was due to the discrete tax effect of purchased R&D charges primarily associated with the acquisition of the assets of the Lifestent® family of stents from Edwards Lifesciences.

As of March 31, 2008, the total amount of liability for unrecognized tax benefits was approximately $57.8 million (of which $53.5 million would impact the effective tax rate if recognized) plus approximately $12.3 million of accrued interest. As of December 31, 2007, the corresponding liability for unrecognized tax benefits was approximately $55.3 million plus approximately $11.7 million of accrued interest.

The audit of the company’s U.K. tax filing for the 2005 year concluded in the first quarter of 2008 with no adjustment by the tax authority.

5. Financial Instruments

Derivative Instruments

The company enters into readily marketable forward contracts with financial institutions to help reduce its exposure to fluctuations between certain currencies. These contracts limit volatility because gains and losses associated with exchange rate movements are generally offset by movements in the underlying hedged item.

The notional value and fair value of the company’s forward currency contracts are as follows:

	March 31, 2008		December 31, 2007
	Notional Value	Fair Value	Notional Value	Fair Value
(dollars in millions)
Forward currency contracts	$94.6	$(0.9)	$126.5	$(0.8)

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A roll forward of the notional value of the company’s forward currency contracts is as follows:

(dollars in millions)
December 31, 2007 notional value	$126.5
New contracts	0.8
Expired/cancelled contracts	(32.7)

March 31, 2008 notional value	$94.6

At March 31, 2008, the fair value of forward currency contracts is recorded in either other current assets or accrued expenses in the condensed consolidated balance sheet. For the three months ended March 31, 2008, the company reclassified a loss of approximately $0.4 million from accumulated other comprehensive income to other income, net and cost of goods sold in the condensed consolidated statement of income as hedged intercompany balances were settled and as anticipated currency needs arose. This reclassification was net of $0.1 million of associated tax effects.

Investments

Cash equivalents are highly liquid investments purchased with original maturities of ninety days or less and amounted to $402.0 million and $458.0 million at March 31, 2008 and December 31, 2007, respectively.

Short-term investments are purchased with maturities of less than one year. The amortized cost, gross unrealized gains (losses) and fair value for short-term investments by security type are as follows:

	March 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
(dollars in millions)
Held-to-maturity:
Commercial paper	$—	$—	$—	$—

Available-for-sale:
Corporate debt securities	33.2	0.1	—	33.3

Total short-term investments	$33.2	$0.1	$—	$33.3

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
(dollars in millions)
Held-to-maturity:
Commercial paper	$10.0	$—	$—	$10.0
Available-for-sale:
Corporate debt securities	72.0	0.3	(0.1)	72.2

Total short-term investments	$82.0	$0.3	$(0.1)	$82.2

There were no realized gains or losses on short-term investments reported in the three months ended March 31, 2008 and the year ended December 31, 2007.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Available-for-sale equity securities recorded in other assets was approximately $2.1 million and $2.5 million at March 31, 2008 and December 31, 2007, respectively.

Fair Value of Financial Instruments

The following table summarizes the basis used to measure financial instruments at fair value:

	Balance at March 31, 2008	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs
(dollars in millions)
Short-term investments	$33.3	$33.3	$—
Equity securities	2.1	2.1	—
Forward currency contracts	(0.9)	—	(0.9)

The fair value of short-term investments and equity securities were measured using quoted prices in active markets for identical items and are valued using published market prices. The fair value of forward currency contracts were measured using significant other observable inputs and are valued by reference to similar financial instruments, adjusted for restrictions and other terms specific to that contract.

6. Inventories

The following is a summary of inventories:

	March 31, 2008	December 31, 2007
(dollars in millions)
Finished goods	$161.2	$143.6
Work in process	27.7	21.9
Raw materials	81.3	79.2

Total	$270.2	$244.7

7. Contingencies

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

As of April 25, 2008, approximately 655 federal and 1,050 state lawsuits involving individual claims by approximately 1,810 plaintiffs, as well as nine putative class actions, have been filed or asserted against the company with respect to its Composix® Kugel® product intended for ventral hernia repair (collectively, the “Composix Claims”). The company voluntarily recalled certain sizes and lots of the product beginning in December 2005. The actions generally seek damages for personal injury resulting from use of the product and the putative class actions, none of which has been certified, also seek (i) medical monitoring, (ii) compensatory damages, (iii) punitive damages, (iv) a judicial finding of defect and causation and/or (v) attorneys’ fees. On June 22, 2007, the Judicial Panel on Multidistrict Litigation transferred Composix lawsuits pending in federal courts nationwide into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island. Approximately 1,030 of the state lawsuits, involving individual claims by approximately 1,045 plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions. In March 2008, the Superior Court of the State of Rhode Island directed that certain lawsuits had improperly consolidated numerous plaintiffs and ordered the re-filing of complaints on behalf of those plaintiffs, resulting in an increase in the number of lawsuits but a decrease in the number of plaintiffs in lawsuits pending in that court.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

vigorously defend the Composix Claims, it cannot give any assurances that the Composix Claims will not have a material adverse impact on the company’s result of operations in future periods or the company’s financial position or liquidity.

On February 21, 2007, Southeast Missouri Hospital filed a putative class action complaint on behalf of itself and all others similarly situated against the company and another manufacturer under the caption Southeast Missouri Hospital, et al. v. C. R. Bard, Inc., et al. (Civil Action No. 1:07-cv-00031, United States District Court, Eastern District of Missouri, Southeastern District). The complaint has been amended to add St. Francis Medical Center as an additional named plaintiff. Co-defendant Tyco International, Inc.’s motion to dismiss was granted and consequently Tyco is no longer a party to the action. The plaintiffs allege that the company conspired to exclude competitors from the market and that the company sought to maintain market share by engaging in conduct in violation of state and federal antitrust laws. The plaintiff seeks injunctive relief and money damages. Antitrust damages are subject to trebling. The company intends to defend this matter vigorously. At this time, it is not possible to assess the likelihood of an adverse outcome or determine an estimate, or a range of estimates, of potential damages. The company cannot give any assurances that this matter will not have a material adverse impact on the company’s results of operations in a future period or the company’s financial position or liquidity.

In December 2007, a U.S. District Court jury in Arizona found that certain of W.L. Gore & Associates Inc.’s (“Gore”) ePTFE vascular grafts and stent-grafts infringe the company’s patent number 6,436,135. The jury upheld the validity of the patent and awarded the company $185 million in past damages. The jury also found that Gore willfully infringed the patent. In a second phase of the trial, the court is currently assessing Gore’s assertion that the patent is unenforceable due to inequitable conduct. Because the company considers this matter a gain contingency, no amounts have been recorded as of March 31, 2008.

8. Share-Based Compensation Plans

The company may grant a variety of share-based payments under the 2003 Long Term Incentive Plan of C. R. Bard, Inc. (the “2003 Plan”) and the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc. (the “Directors’ Plan”) to certain directors, officers and employees. The total number of remaining shares at March 31, 2008 that may be issued under the 2003 Plan was 2,101,861 and under the Directors’ Plan was 105,566. At the company’s Annual Meeting of Shareholders on April 16, 2008, the shareholders authorized an additional 2,225,000 shares for issuance under the 2003 Plan. Awards under the 2003 Plan may be in the form of stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, unrestricted stock and other stock-based awards. Awards under the Directors’ Plan may be in the form of stock awards, stock options or stock appreciation rights. The company has two employee share purchase programs.

Amounts recognized for share-based compensation are as follows:

	Three Months Ended March 31,
	2008	2007
(dollars in millions)
Total cost of share-based compensation plans	$10.4	$12.1
Amounts capitalized in inventory and fixed assets	(0.3)	(0.4)
Amounts recognized in income for amounts previously capitalized in inventory and fixed assets	0.3	0.4

Amounts charged against income	$10.4	$12.1

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2008, there was approximately $71.2 million of unrecognized compensation costs related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately 3 years. The company repurchases shares, from time to time, on the open market to satisfy share-based payment arrangements. The company has sufficient treasury shares to satisfy expected share-based payment arrangements for the remainder of the year.

9. Pension and Other Postretirement Benefit Plans

Defined Benefit Pension Plans - The company has both tax-qualified and nonqualified, noncontributory defined benefit pension plans that together cover substantially all domestic and certain foreign employees. These plans provide benefits based upon a participant’s compensation and years of service. The components of net periodic benefit expense for the three months ended March 31 are as follows:

	2008			2007
(dollars in millions)	Tax Qualified Plans	Nonqualified Plans	Total	Tax Qualified Plans	Nonqualified Plans	Total
Service cost net of employee contributions	$4.0	$0.7	$4.7	$3.8	$0.6	$4.4
Interest cost	3.7	0.7	4.4	3.2	0.5	3.7
Expected return on plan assets	(5.0)	—	(5.0)	(4.3)	—	(4.3)
Amortization	0.9	—	0.9	1.3	0.1	1.4

Net periodic pension expense	$3.6	$1.4	$5.0	$4.0	$1.2	$5.2

Other Postretirement Benefit Plans - The company does not provide subsidized postretirement healthcare benefits and life insurance coverage except to a limited number of former employees. As this plan is unfunded, contributions are made as benefits are incurred. The net periodic benefit expense was $0.3 million for each of the three months ended March 31, 2008 and 2007, respectively.

Employer Contributions to Defined Benefit Plans - For the three months ended March 31, 2008 and 2007, the company made no required or voluntary contributions to its U.S. tax-qualified plan. For the three months ended March 31, 2008 and 2007, the company made voluntary contributions of $0.4 million and $4.6 million to the company’s non-U.S. tax-qualified plans, respectively.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Segment Information

The company’s management considers its business to be a single segment entity—the manufacture and sale of medical devices. The company’s products generally share similar distribution channels and customers. The company designs, manufactures, packages, distributes and sells medical, surgical, diagnostic and patient care devices that are purchased by hospitals, physicians and nursing homes, many of which are used once and discarded. The company’s chief operating decision makers evaluate their various global product portfolios on a net sales basis. The company’s chief operating decision makers generally evaluate profitability and associated investment on an enterprise-wide basis due to shared infrastructures. The following table represents net sales by geographic region based on the location of the external customer:

	Three Months Ended March 31,
	2008	2007
(dollars in millions)
United States	$399.2	$373.9
Europe	117.1	94.6
Japan	28.0	26.4
Rest of world	39.7	33.3

Total net sales	$584.0	$528.2

Income from continuing operations before income taxes	$104.8	$142.4

Long-lived assets	$421.9	$403.5

Capital expenditures	$10.4	$13.8

Depreciation	$12.5	$11.8

Amortization	$9.4	$7.0

The following table represents net sales by disease state management:

	Three Months Ended March 31,
	2008	2007
(dollars in millions)
Vascular	$150.4	$127.7
Urology	168.7	155.2
Oncology	150.0	127.8
Surgical Specialties	93.0	97.1
Other products	21.9	20.4

Total net sales	$584.0	$528.2

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

The company’s earnings are driven by its ability to continue to generate sales of its products and improve operating efficiency. Bard’s ability to increase sales over time depends upon its success in developing, acquiring and marketing innovative and differentiated products that meet the needs of clinicians and their patients. For the three months ended March 31, 2008, the company spent $85.8 million on research and development (“R&D”), including purchased R&D. The company expects R&D spending, excluding purchased R&D, to continue to increase in the future. The company also makes selective acquisitions of businesses, products and technologies, generally focusing on small to medium sized transactions to provide ongoing growth opportunities. In addition, the company may from time to time consider acquisitions of larger, established companies under appropriate circumstances. The company may also periodically divest lines of business in which it is not able to reasonably attain or maintain a leadership position or for other strategic reasons.

Recent Developments

On March 10, 2008, the company announced that it had signed an agreement to acquire all the outstanding shares of Specialized Health Products International, Inc. (“Specialized Health Products”) for a purchase price of $1.00 per share in cash, totaling approximately $68.0 million. Specialized Health Products manufactures and markets vascular access products, including winged infusion sets, which are used to deliver therapeutic agents through vascular access ports. The acquisition represents a strategic addition to Bard’s port franchise. Following the requisite approval by Specialized Health Products shareholders, as well as the satisfaction of other closing conditions, the acquisition is expected to close in 2008.

On January 11, 2008, the company acquired the assets of the LifeStent® family of stents from Edwards Lifesciences Corporation (“Edwards Lifesciences”) for an initial cash payment of $74.0 million, plus direct acquisition costs of $3.6 million, and up to $65.0 million in contingent milestone payments. The acquisition represents a strategic addition to Bard’s portfolio of non-coronary stent and stent graft products that is complementary to our current products, call points and technology platforms. See Note 2 of the Notes to Condensed Consolidated Financial Statements.

Results of Operations

Net Sales

The company’s revenues are generated from sales of the company’s products, net of discounts, returns, rebates and other allowances. Bard reported consolidated net sales for the quarter ended March 31, 2008 of $584.0 million, an increase of 11% on a reported basis (8% on a constant currency basis) over the quarter ended March 31, 2007 consolidated net sales of $528.2 million. Net sales “on a constant currency basis” is a non-GAAP financial measure and should not be viewed as a replacement of GAAP results. See “Management’s Use of Non-GAAP Measures” below.

The geographic breakdown of net sales by the location of the third-party customer for the quarters ended March 31, 2008 and 2007, respectively, is set forth below.

	Quarter Ended March 31,
	2008	2007
United States	68%	71%
Europe	20%	18%
Japan	5%	5%
Rest of world	7%	6%

Total net sales	100%	100%

Price changes had the effect of decreasing consolidated net sales for the quarter ended March 31, 2008 by 0.3% compared to the same period in the prior year. Exchange rate fluctuations had the effect of increasing consolidated net sales for the quarter ended March 31, 2008 by approximately 3% as compared to the same period in the prior year. The primary exchange rate movement that impacts net sales is the movement of the Euro compared to the U.S. dollar. The impact of exchange rate movements on net sales is not indicative of the impact on net earnings due to the offsetting impact of exchange rate movements on operating costs and expenses, costs incurred in other currencies and the company’s hedging activities.

U.S. net sales in the quarter ended March 31, 2008 of $399.2 million increased 7% over U.S. net sales of $373.9 million in the quarter ended March 31, 2007. International net sales in the quarter ended March 31, 2008 of $184.8 million increased 20% on a reported basis (11% on a constant currency basis) over international net sales of $154.3 million in the quarter ended March 31, 2007.

Presented below is a discussion of consolidated net sales by disease state for the quarters ended March 31, 2008 and 2007, respectively:

Product Group Summary of Net Sales

	For the Quarter Ended March 31,
(dollars in millions)	2008	2007	Change	Constant Currency
Vascular	$150.4	$127.7	18%	13%
Urology	168.7	155.2	9%	7%
Oncology	150.0	127.8	17%	15%
Surgical Specialties	93.0	97.1	(4)%	(6)%
Other	21.9	20.4	7%	6%

Total net sales	$584.0	$528.2	11%	8%

Vascular Products - Bard markets a wide range of products for the peripheral vascular market, including endovascular products, electrophysiology products and surgical graft products. Consolidated net sales for the quarter ended March 31, 2008 of vascular products increased 18% on a reported basis (13% on a constant currency basis) compared to the prior year quarter. U.S. net sales for the quarter ended March 31, 2008 of vascular products grew 7% compared to the prior year quarter. International net sales for the quarter ended March 31, 2008 increased 32% on a reported basis (21% on a constant currency basis) compared to the prior year quarter. The vascular group is the company’s most global business, with international net sales comprising 47% and 42% of consolidated net sales of vascular products for the quarter ended March 31, 2008 and 2007, respectively.

Consolidated net sales for the quarter ended March 31, 2008 of endovascular products increased 22% on a reported basis (17% on a constant currency basis) compared to the prior year quarter. The company’s percutaneous transluminal angioplasty balloon catheters, vena cava filters, stents, including the LifeStent® family of stents, and biopsy products contributed to the growth in this category.

Consolidated net sales for the quarter ended March 31, 2008 of electrophysiology products increased 27% on a reported basis (21% on a constant currency basis) compared to the prior year quarter. Sales growth in the quarter ended March 31, 2008 was affected by an increase in sales of electrophysiology laboratory systems, which can fluctuate significantly due to the timing of capital equipment purchases by hospitals.

Consolidated net sales for the quarter ended March 31, 2008 of surgical graft products decreased 4% on a reported basis (8% on a constant currency basis) compared to the prior year quarter.

Urology Products - Bard markets a wide range of products for the urology market, including basic drainage products, continence products and urological specialty products. Bard also markets the StatLock® stabilization device products, which are used to secure many types of catheters sold by Bard and other companies. Consolidated net sales for the quarter ended March 31, 2008 of urology products increased 9% on a reported basis (7% on a constant currency basis) compared to the prior year quarter. U.S. net sales of urology products for the quarter ended March 31, 2008 grew 9% compared to the prior year quarter. International net sales for the quarter ended March 31, 2008 of urology products increased 7% on a reported basis (2% on a constant currency basis) compared to the prior year quarter.

Basic drainage products represent the core of the company’s urology business. Consolidated net sales for the quarter ended March 31, 2008 of basic drainage products increased 8% on a reported basis (7% on a constant currency basis) compared to the prior year quarter. Consolidated net sales for the quarter ended March 31, 2008 of infection control Foley catheter products grew 14% on both a reported basis and constant currency basis compared to the prior year quarter.

Consolidated net sales for the quarter ended March 31, 2008 of urological specialty products, which include brachytherapy products and services, decreased 3% on a reported basis (6% on a constant currency basis) compared to the prior year quarter. The decrease in sales of urological specialty products was primarily driven by a decline in brachytherapy sales. The company believes that the brachytherapy market has been losing procedural share to alternative therapies, a trend that may continue.

Consolidated net sales for the quarter ended March 31, 2008 of continence products increased 10% on a reported basis (8% on a constant currency basis) compared to the prior year quarter. The company’s pelvic floor reconstruction product line and surgical slings were the primary growth drivers in the continence category for the quarter ended March 31, 2008.

Consolidated net sales for the quarter ended March 31, 2008 of the Statlock® stabilization device product line increased 38% on a reported basis (37% on a constant currency basis) compared to the prior year quarter.

In December 2007, the company expanded its infection control franchise with the launch of the Agento® I.C.™ infection control endotracheal tube for the prevention of ventilator associated pneumonia. The launch of the Agento® I.C.™ did not have a significant impact on net sales for the quarter ended March 31, 2008.

Oncology Products - The company’s oncology products include specialty access products used primarily for chemotherapy. Consolidated net sales for the quarter ended March 31, 2008 of oncology products grew 17% on a reported basis (15% on a constant currency basis) compared to the prior year quarter. U.S. net sales represented 76% of consolidated net sales of oncology products for the quarter ended March 31, 2008 and grew 18% compared to the prior year quarter. International net sales for the quarter ended March 31, 2008 of oncology products grew 17% on a reported basis (8% on a constant currency basis) compared to the prior year quarter. The company’s specialty access ports, peripherally inserted central catheters (“PICCs”) and vascular access ultrasound devices were the primary contributors to the growth in the oncology category for the quarter ended March 31, 2008.

Surgical Specialty Products - Surgical specialty products include soft tissue repair, performance irrigation and hemostasis product lines. Consolidated net sales for the quarter ended March 31, 2008 of surgical specialty products decreased 4% on a reported basis (6% on a constant currency basis) compared to the prior year quarter. U.S. net sales for the quarter ended March 31, 2008 of surgical specialty products decreased 11% compared to the prior year quarter. International net sales for the quarter ended March 31, 2008 of surgical specialty products increased 19% on a reported basis (10% on a constant currency basis) compared to the prior year quarter.

Consolidated net sales for the quarter ended March 31, 2008 of the company’s soft tissue repair product line, which includes core hernia repair and hernia fixation products, decreased 3% on a reported basis (5% on a constant currency basis) compared to the prior year quarter due primarily to: (i) a temporary hold on the manufacture of the company’s Salute II hernia fixation device due to product component issues; and (ii) no growth in sales of the company’s core hernia repair products. These product component issues may impact consolidated net sales of the fixation product line in future quarters. The trend in the soft tissue repair product line may continue.

On December 29, 2005, the company initiated a voluntary Class I product recall of its Bard® Composix® Kugel® Mesh X-Large Patch intended for ventral hernia repair. Following the recall, the U.S. Food and Drug Administration (“FDA”) conducted an inspection and issued a Form-483 notice to the company’s Davol, Inc. subsidiary identifying certain observations. The company has addressed these observations.

On March 15, 2006, the company voluntarily expanded the December 2005 recall to include certain manufacturing lots of the large Composix® Kugel® patch and large Composix® circle. In December 2006, the company decided to voluntarily expand the March 2006 recall to include additional manufacturing lots and initiated the expanded recall on January 10, 2007.

Following the expanded recall, the FDA conducted a follow-up inspection and issued a Form-483 notice to Davol identifying certain observations regarding Davol’s quality systems. The company has responded and is in the process of addressing these observations. On April 25, 2007, Davol received a Warning Letter from the New England District Office of the FDA resulting from the follow-up inspection. The Warning Letter relates specifically to non-conformances in Davol’s quality systems previously identified in the related Form-483 notice. The Warning Letter states that, until Davol resolves the outstanding issues covered by the Warning Letter, no premarket submissions for Class III devices to which the non-conformances are reasonably related will be cleared or approved. Davol presently has no such submissions before the FDA. The company has responded to all observations in the Warning Letter and intends to fully implement corrective actions to address the FDA’s concerns. The company has met with FDA representatives to advise them of the progress being made in addressing observations in the Warning Letter and has proposed a re-inspection of the Davol facility which the company expects to occur in the second half of 2008. The company cannot, however, give any assurances that the FDA will be satisfied with its response to the Warning Letter or as to the expected date of resolution of matters included in the Warning Letter.

On February 13, 2008, the FDA issued a Form-483 notice to the company in connection with an inspection of the company’s manufacturing facility located in Humacao, Puerto Rico. The Form-483 notice identified certain observations regarding the facility’s quality system. The facility manufactures products for many of the company’s divisions and subsidiaries, including soft tissue repair products for the company’s Davol subsidiary. The company has responded to the FDA and is in the process of addressing these observations. The company cannot give any assurances that the FDA will be satisfied with its response to the Form-483 notice or as to the expected date of resolution of matters included in the Form-483 notice.

Other Products - The other product group includes irrigation, wound drainage and certain original equipment manufacturers’ products. Consolidated net sales of other products for the quarter ended March 31, 2008 were $21.9 million, an increase of 7% on a reported basis (6% on a constant currency basis) compared to the prior year quarter.

Costs and Expenses

The following is a summary of major costs and expenses as a percentage of net sales for the quarter ended March 31, 2008 and 2007, respectively:

	Quarter Ended March 31,
	2008	2007
Cost of goods sold	38.6%	39.1%
Marketing, selling and administrative expense	28.9%	29.1%
Research and development expense	14.7%	5.7%
Interest expense	0.5%	0.5%
Other income, net	(0.7)%	(1.4)%

Total costs and expenses	82.0%	73.0%

Cost of goods sold - Cost of goods sold consist principally of the manufacturing and distribution costs of the company’s products as well as royalties and the amortization of intangible assets. The company’s cost of goods sold as a percentage of net sales for the quarter ended March 31, 2008 was 38.6%, a decrease of 50 basis points compared to the prior year quarter. The impact of incremental amortization of intangible assets, acquired in the past 12 months, increased cost of goods sold over the prior year quarter by approximately 40 basis points. Reductions in cost of goods sold were attributed primarily to cost improvements.

Marketing, selling and administrative expense - Marketing, selling and administrative expense consists principally of the costs associated with the company’s sales and administrative organizations. The company’s marketing, selling and administrative costs as a percentage of net sales for the quarter ended March 31, 2008 was 28.9%, a decrease of 20 basis points compared to the prior year quarter.

Research and development expense - Research and development expenses are comprised of expenses related to internal research and development activities, milestone payments for third-party research and development activities and purchased R&D costs arising from the company’s business development activities. Purchased R&D payments may impact the comparability of the company’s results of operations between periods. The components of internal research and development expenses include: salary and benefits, allocated overhead and occupancy costs, clinical trial and related clinical manufacturing costs, contract services and milestone payments for third-party research and development. All research and development costs are expensed as incurred. For the quarter ended March 31, 2008, the company spent approximately $85.8 million on research and development activities compared to $30.1 million in the prior year quarter. Included in the research and development costs for the quarter ended March 31, 2008 was purchased R&D of approximately $49.3 million primarily associated with the acquisition of the LifeStent® family of stents from Edwards Lifesciences.

Interest expense - Interest expense for the quarter ended March 31, 2008 was $3.0 million compared to the $2.9 million compared to the prior year quarter.

Other income, net - The table below presents the components of other income, net for the quarter ended March 31, 2008 and 2007, respectively:

	Quarter Ended March 31,
(dollars in millions)	2008	2007
Interest income	$(5.6)	$(7.1)
Foreign exchange (gains) losses	1.0	(0.2)
Other, net	0.6	(0.1)

Total other income, net	$(4.0)	$(7.4)

Interest income - For the quarter ended March 31, 2008, interest income was approximately $5.6 million, compared to approximately $7.1 million for the prior year quarter. The decrease in 2008 was primarily due to lower balances of cash and cash equivalents and lower interest rates.

Income tax provision

The company’s effective tax rate for the quarter ended March 31, 2008 decreased to approximately 26% compared to approximately 29% for the same period in 2007. The decrease in the tax rate for the quarter ended March 31, 2008 was due to the discrete tax effect of the purchased R&D charges primarily associated with the acquisition of the assets of the Lifestent® family of stents from Edwards Lifesciences.

Net Income and Earnings Per Share

Net income and diluted earnings per share for the first quarter of 2008 was $78.0 million and $0.76, respectively. Net income and diluted earnings per share for the prior year quarter was $101.6 million and $0.95, respectively. The current year period reflects after-tax purchased R&D charges of $31.1 million or $0.30 per share, primarily associated with the acquisition of the assets of the Lifestent® family of stents from Edwards Lifesciences.

Liquidity and Capital Resources from Continuing Operations

The company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Significant factors affecting the management of liquidity are: cash flows generated from operating activities, capital expenditures, investments in businesses and technologies, cash dividends and common stock repurchases. Cash provided from operations continues to be the company’s primary source of funds. Should it be necessary, the company believes it could borrow adequate funds at competitive terms. The company believes that its overall financial strength gives the company sufficient financing flexibility. The table below summarizes certain liquidity measures for Bard as of March 31, 2008 and 2007, respectively:

	2008	2007
(dollars in millions)
Working capital	$879.2	$1,026.1

Current ratio	3.99/1	5.39/1

Operating activities from continuing operations - For the three months ended March 31, 2008, the company generated $106.6 million in cash flow from continuing operations, $37.3 million less than the $143.9 million generated in the prior year period. The change in current liabilities of $25.3 million reflected decreases in accrued expenses and income taxes payable.

Investing activities from continuing operations - For the three months ended March 31, 2008, the company used $45.2 million in cash for investing activities from continuing operations, $1.6 million more than the $43.6 million used in the prior year period. In January 2008, the company paid $75.7 million including $1.7 million of the direct acquisition costs in connection with the acquisition of the assets of the LifeStent® family of stents from Edwards Lifesciences. Net cash provided by the change in short-term investments, net in the quarter was $48.9 million compared with net cash used of $22.2 million in the prior year period. Capital expenditures were approximately $10.4 million and $13.8 million for the three months ended March 31, 2008 and 2007, respectively.

Financing activities from continuing operations - For the three months ended March 31, 2008, the company used $135.9 million in cash for financing activities from continuing operations, $137.8 million more than the $1.9 million provided in the prior year period. Total debt was $149.8 million and $150.6 million at March 31, 2008 and 2007, respectively. Total debt to total capitalization was 7.6% at both March 31, 2008 and 2007. The company spent approximately $158.3 million to repurchase 1,632,000 shares of common stock for the three months ended March 31, 2008. The company did not repurchase shares of common stock for the three months ended March 31, 2007. At March 31, 2008, a total of $206.7 million remained under the company’s $500 million share repurchase authorization approved by the Board of Directors in 2007. The company paid cash dividends of $0.15 per share and $0.14 per share for the three months ended March 31, 2008 and 2007, respectively.

The company maintains a domestic syndicated bank credit facility with a $400 million five-year credit agreement that expires in June 2012. The credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The facility includes pricing based on the company’s long-term credit rating and includes a financial covenant that limits the amount of total debt to total capitalization. There were no outstanding borrowings or commercial paper borrowings at March 31, 2008 and December 31, 2007. In addition, a wholly owned foreign subsidiary of the company maintains a $250 million syndicated bank credit facility to be used for general corporate needs. Loans under the facility bear interest at the company’s option at a fixed spread to LIBOR or the higher of prime rate and 0.50% over the federal funds rate. The facility expires in October 2008. There were no outstanding borrowings under the facility at March 31, 2008 and December 31, 2007.

Contingencies

In the ordinary course of business, the company is subject to various legal proceedings and claims, including product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes. In addition, the company operates in an industry susceptible to significant patent legal claims. At any given time in the ordinary course of business, the company is involved as either a plaintiff or defendant in a number of patent infringement actions. See Note 7 of the Notes to Condensed Consolidated Financial Statements.

Management’s Use of Non-GAAP Measures

Net sales “on a constant currency basis” is a non-GAAP financial measure. The company analyzes net sales on a constant currency basis to better measure the comparability of results between periods. Because changes in foreign currency exchange rates have a non-operating impact on net sales, the company believes that evaluating growth in net sales on a constant currency basis provides an additional and meaningful assessment of net sales to both management and the company’s investors. Constant currency growth rates are calculated by translating the prior year’s local currency sales by the current period’s exchange rate. Constant currency growth rates are not indicative of changes in corresponding cash flows. The limitation of non-GAAP measures is that they do not reflect results on a standardized reporting basis. Non-GAAP financial measures are intended to supplement the applicable GAAP disclosures and should not be viewed as a replacement of GAAP results.

Critical Accounting Policies

The preparation of financial statements requires the company’s management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the company’s 2007 Annual Report on Form 10-K. There have been no significant changes to the company’s critical accounting policies since December 31, 2007.

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

In addition, there are substantial risks inherent in the medical device business. The company’s business involves the design, development, manufacture, packaging, distribution and sale of life-sustaining medical devices. These devices are often utilized on, or permanently or temporarily implanted in, patients in clinically demanding circumstances, such as operating rooms, emergency units, intensive care and critical care settings, among others. These circumstances, among other factors, can cause the products to become associated with adverse clinical events, including patient mortality and injury, and could lead to product liability claims (including lawsuits seeking class action status or seeking to establish multi-district litigation proceedings) and other litigation, product withdrawals, Warning Letters, recalls, field corrections or regulatory enforcement actions relating to one or more of the company’s products, any of which could have a material adverse effect on our business, financial position, liquidity and results of operations. For further discussion of risks applicable to our business, see “Risk Factors” in the company’s 2007 Annual Report on Form 10-K.

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

•

the risk that the company may not successfully implement its new Enterprise Resource Planning (“ERP”) information system, which could adversely affect the company’s results of operations in future periods and/or its ability to meet the ongoing requirements of Section 404 of the Sarbanes-Oxley Act of 2002;

•	internal factors, such as retention of key employees, including sales force employees;

•	the ability to achieve earnings forecasts, which are generated based, among other things, on projected volumes and sales of many product types, some of which are more profitable than others;

•

changes in factors and assumptions employed in the application of FAS 123R, Share-Based Payment, or actual results that differ from our assumptions on stock valuation and employee stock option exercise patterns, which could cause compensation expense recorded in future periods to differ significantly from the compensation expense recorded in the current period and, as a result, materially impact the company’s results of operations;

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

•

FDA inspections resulting in Form-483 notices and/or Warning Letters identifying deficiencies in the company’s current good manufacturing practices and/or quality systems; Warning Letters identifying violations of FDA regulations that could result in product holds, recalls, restrictions on future clearances by the FDA and/or civil penalties;

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

•	changes in the FDA and/or foreign regulatory approval processes that may delay or prevent the approval of new products and result in lost market opportunity;

•	the impact of more vigorous compliance and enforcement activities affecting the healthcare industry in general or the company in particular;

•	changes in the tax or environmental laws or standards affecting our business;

•	changes in laws that could require facility upgrades or process changes and could affect production rates and output; and

•	compliance costs and potential penalties and remediation obligations in connection with environmental laws, including regulations regarding air emissions, waste water discharges and solid waste.

Legal disputes, including:

•	disputes over intellectual property rights;

•	product liability claims, including lawsuits seeking class action status or seeking to establish multi-district litigation proceedings, including with respect to our Composix Kugel product;

•	claims asserting securities law violations;

•	claims asserting, and/or subpoenas seeking information regarding, violations of law in connection with federal and/or state healthcare programs such as Medicare or Medicaid;

•	derivative shareholder actions;

•	claims and subpoenas asserting antitrust violations;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The quantitative and qualitative disclosures about market risk are discussed in Item 7A in the company’s 2007 Annual Report on Form 10-K. There have been no material changes in information reported since the year ended December 31, 2007.

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

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of March 31, 2008. Based upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2008, the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) provide reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

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

As of April 25, 2008, approximately 655 federal and 1,050 state lawsuits involving individual claims by approximately 1,810 plaintiffs, as well as nine putative class actions, have been filed or asserted against the company with respect to its Composix® Kugel® product intended for ventral hernia repair (collectively, the “Composix Claims”). The company voluntarily recalled certain sizes and lots of the product beginning in December 2005. The actions generally seek damages for personal injury resulting from use of the product and the putative class actions, none of which has been certified, also seek (i) medical monitoring, (ii) compensatory damages, (iii) punitive damages, (iv) a judicial finding of defect and causation and/or (v) attorneys’ fees. On June 22, 2007, the Judicial Panel on Multidistrict Litigation transferred Composix lawsuits pending in federal courts nationwide into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United

States District Court for the District of Rhode Island. Approximately 1,030 of the state lawsuits, involving individual claims by approximately 1,045 plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions. In March 2008, the Superior Court of the State of Rhode Island directed that certain lawsuits had improperly consolidated numerous plaintiffs and ordered the re-filing of complaints on behalf of those plaintiffs, resulting in an increase in the number of lawsuits but a decrease in the number of plaintiffs in lawsuits pending in that court.

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

On February 21, 2007, Southeast Missouri Hospital filed a putative class action complaint on behalf of itself and all others similarly situated against the company and another manufacturer under the caption Southeast Missouri Hospital, et al. v. C. R. Bard, Inc., et al. (Civil Action No. 1:07-cv-00031, United States District Court, Eastern District of Missouri, Southeastern District). The complaint has been amended to add St. Francis Medical Center as an additional named plaintiff. Co-defendant Tyco International, Inc.’s motion to dismiss was granted and consequently Tyco is no longer a party to the action. The plaintiffs allege that the company conspired to exclude competitors from the market and that the company sought to maintain the company’s market share by engaging in conduct in violation of state and federal antitrust laws. The plaintiff seeks injunctive relief and money damages. Antitrust damages are subject to trebling. The company intends to defend this matter vigorously. At this time, it is not possible to assess the likelihood of an adverse outcome or determine an estimate, or a range of estimates, of potential damages. The company cannot give any assurances that this matter will not have a material adverse impact on the company’s results of operations in a future period or the company’s financial position or liquidity.

In December 2007, a U.S. District Court jury in Arizona found that certain of W.L. Gore & Associates Inc.’s (“Gore”) ePTFE vascular grafts and stent-grafts infringe the company’s patent number 6,436,135. The jury upheld the validity of the patent and awarded the company $185 million in past damages. The jury also found that Gore willfully infringed the patent. In a second phase of the trial, the court is currently assessing Gore’s assertion that the patent is unenforceable due to inequitable conduct. Because the company considers this matter a gain contingency, no amounts have been recorded as of March 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
		Open Market Purchases
Period	Employee Benefit Plan Shares Surrendered For Taxes(1)	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs(2)
January 1 - January 31, 2008	803	—	$—	—	$375,900,000
February 1 - February 29, 2008	98,239	900,000	96.40	900,000	289,200,000
March 1 - March 31, 2008	5,255	843,492	97.83	843,492	206,700,000

Total	104,297	1,743,492	$97.09	1,743,492	$206,700,000

(1)	Transactions represent the purchase of restricted shares from employees to satisfy tax withholding requirements on the vesting of equity-based awards. None of these transactions were made in the open market.
(2)	On October 10, 2007, the Board of Directors approved the repurchase of up to $500 million of common stock of the company.

Item 4. Submission of Matters to a Vote of Security Holders

(a) The registrant held its Annual Meeting of Shareholders on April 16, 2008.

(b) Proxies for the meeting were solicited pursuant to Regulation 14A of the Exchange Act; there was no solicitation in opposition to management’s nominees for directors as listed in the Proxy Statement and all such nominees were elected. The results of voting for the three Class III Directors elected for a term of three years are set forth below:

T. Kevin Dunnigan	For Withheld	88,063,013 3,510,133

Gail K. Naughton	For Withheld	89,723,014 1,850,132

John H. Weiland	For Withheld	88,175,722 3,397,424

Class I and Class II directors whose terms continued after the Annual Meeting of Shareholders are Marc C. Breslawsky, Herbert L. Henkel, Theodore E. Martin, Timothy M. Ring, Tommy G. Thompson, Anthony Welters and Tony L. White.

(c) Described below are the other matters voted upon at the Annual Meeting and the number of affirmative votes, negative votes and abstentions and broker nonvotes.

I. Approval of the 2003 Long-Term Incentive Plan, as amended and restated – approved.

For Against Abstain and broker non-votes	76,329,624 8,112,744 7,130,778

II. Approval of the 1998 Employee Stock Purchase Plan, as amended and restated – approved.

For	83,774,955
Against	719,893
Abstain and broker non-votes	7,078,298

III. Ratification of the appointment of KPMG LLP as independent registered public accounting firm for the year 2008 – approved.

For	90,280,828
Against	550,494
Abstain	741,824

IV. Amendment to the C. R. Bard, Inc. Restated Certificate of Incorporation to provide for majority voting in uncontested election of directors – approved.

For	87,315,099
Against	3,456,877
Abstain and broker non-votes	801,170

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

Item 6. Exhibits

(a)	Exhibit 3.1 – Registrant’s Restated Certificate of Incorporation, as amended, as of May 28, 2004 filed as Exhibit 3.1 to the company’s June 30, 2004 10-Q and Exhibit 3.2 to the company’s October 20, 2004 Form 8-K, is incorporated herein by reference.
(b)	Exhibit 3.2 – Certificate of Amendment to the Restated Certificate of Incorporation of the company filed April 22, 2008.
(c)	Exhibit 12.1 – Computation of Ratio of Earnings to Fixed Charges
(d)	Exhibit 31.1 – Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
(e)	Exhibit 31.2 – Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer
(f)	Exhibit 32.1 – Section 1350 Certification of Chief Executive Officer
(g)	Exhibit 32.2 – Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C. R. BARD, INC.
(Registrant)

/s/ TODD C. SCHERMERHORN
Todd C. Schermerhorn Senior Vice President and Chief Financial Officer
Date: April 28, 2008

/s/ FRANK LUPISELLA JR.
Frank Lupisella Jr. Vice President and Controller