Form 10-Q
period 2008-06-30
BARD C R INC /NJ/
filed 2008-07-28
CIK 9892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2008
Common Stock - $0.25 par value	99,339,845

C. R. BARD, INC. AND SUBSIDIARIES

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands except per share amounts, unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$617,100	$545,700	$1,201,100	$1,073,900

Costs and expenses:
Cost of goods sold	243,600	216,600	469,100	423,100
Marketing, selling and administrative expense	180,800	160,500	349,700	314,200
Research and development expense	38,200	35,100	124,000	65,200
Interest expense	3,000	3,000	6,000	5,900
Other (income) expense, net	32,600	(8,800)	28,600	(16,200)

Total costs and expenses	498,200	406,400	977,400	792,200

Income from continuing operations before income taxes	118,900	139,300	223,700	281,700

Income tax provision	41,000	41,800	67,800	82,600

Income from continuing operations	77,900	97,500	155,900	199,100

Income on discontinued operations	—	—	—	—

Net income	$77,900	$97,500	$155,900	$199,100

Basic earnings per share:
Income from continuing operations	$0.78	$0.94	$1.56	$1.93
Net income per share	$0.78	$0.94	$1.56	$1.93

Diluted earnings per share:
Income from continuing operations	$0.76	$0.91	$1.52	$1.86
Net income per share	$0.76	$0.91	$1.52	$1.86

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands except share and per share amounts, unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$427,600	$488,400
Short-term investments	6,700	82,200
Accounts receivable, less allowances of $13,600 and $15,600, respectively	402,900	362,000
Inventories	283,300	244,700
Short-term deferred tax assets	43,100	36,500
Other current assets	56,000	28,200

Total current assets	1,219,600	1,242,000

Property, plant and equipment, at cost	602,200	577,100
Less accumulated depreciation and amortization	255,500	232,500

Net property, plant and equipment	346,700	344,600
Intangibles, net	856,500	773,000
Deferred tax assets	41,200	44,400
Other assets	74,100	71,500

Total assets	$2,538,100	$2,475,500

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$—	$800
Accounts payable	53,000	50,200
Accrued compensation and benefits	82,200	99,800
Accrued expenses	140,200	118,500
Income taxes payable	11,000	12,400

Total current liabilities	286,400	281,700

Long-term debt	149,800	149,800
Other long-term liabilities	189,900	175,800
Deferred income taxes	21,100	20,200
Commitments and contingencies	—	—
Shareholders’ investment:
Preferred stock, $1 par value, authorized 5,000,000 shares; none issued	—	—
Common stock, $0.25 par value, authorized 600,000,000 shares; issued and outstanding 99,339,845 shares at June 30, 2008 and 100,191,117 shares at December 31, 2007	24,800	25,000
Capital in excess of par value	902,000	824,200
Retained earnings	900,800	956,300
Accumulated other comprehensive income	63,300	42,500

Total shareholders’ investment	1,890,900	1,848,000

Total liabilities and shareholders’ investment	$2,538,100	$2,475,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT

(dollars in thousands except share amounts, unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comp. Inc.	Total
	Shares	Amount
Balance at December 31, 2007	100,191,117	$25,000	$824,200	$956,300	$42,500	$1,848,000
Net income				155,900		155,900
Available for sale securities (net of $500 taxes)					(800)	(800)
Change in derivative instruments designated as cash flow hedges (net of $200 taxes)					200	200
Amortization of items included in net periodic benefit cost (net of $800 taxes)					1,300	1,300
Foreign currency translation adjustment					20,100	20,100

Total comprehensive income				155,900	20,800	176,700
Issuance of common stock	1,017,220	200	36,600			36,800
Share-based compensation			19,600			19,600
Purchase of common stock for treasury	(1,868,492)	(400)		(180,400)		(180,800)
Cash dividends declared in current year				(31,000)		(31,000)
Tax benefit relating to share-based compensation plans			21,600			21,600

Balance at June 30, 2008	99,339,845	$24,800	$902,000	$900,800	$63,300	$1,890,900

Balance at December 31, 2006	103,155,437	$25,800	$659,700	$1,026,800	$(14,300)	$1,698,000
Net income				199,100		199,100
Available for sale securities					(100)	(100)
Change in derivative instruments designated as cash flow hedges					200	200
Amortization of items included in net periodic benefit cost (net of $1,900 taxes)					1,000	1,000
Foreign currency translation adjustment					8,700	8,700

Total comprehensive income				199,100	9,800	208,900
Issuance of common stock	1,183,734	200	43,200			43,400
Share-based compensation			22,700			22,700
Purchase of common stock for treasury	(980,000)	(200)		(81,100)		(81,300)
Adjustment for the adoption of FIN 48				5,300		5,300
Cash dividends declared in current year				(30,200)		(30,200)
Tax benefit relating to share-based compensation plans			24,000			24,000

Balance at June 30, 2007	103,359,171	$25,800	$749,600	$1,119,900	$(4,500)	$1,890,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities from continuing operations:
Net income	$155,900	$199,100
Income on discontinued operations	—	—

Income from continuing operations	155,900	199,100
Adjustments to reconcile income from continuing operations to derive net cash provided from continuing operating activities, net of acquired businesses:
Depreciation and amortization	45,000	38,800
Purchased research and development	49,300	1,600
Non-cash charge related to asset disposition	40,500	—
Deferred income taxes	(25,500)	(3,000)
Share-based compensation	19,700	22,700
Inventory reserves and provision for doubtful accounts	5,600	5,200
Other noncash items	(500)	(1,700)
Changes in assets and liabilities:
Accounts receivable	(29,400)	(4,800)
Inventories	(30,800)	(17,000)
Current liabilities	(16,000)	10,700
Other, net	(8,900)	(13,900)

Net cash provided by operating activities from continuing operations	204,900	237,700

Cash flows from investing activities from continuing operations:
Capital expenditures	(24,000)	(25,200)
Change in short-term investments, net	75,500	(21,600)
Net proceeds from investments	—	200
Payments made for purchases of businesses, net of cash acquired	(140,600)	(42,000)
Payments made for intangibles	(13,800)	(16,600)

Net cash used in investing activities from continuing operations	(102,900)	(105,200)

Cash flows from financing activities from continuing operations:
Repayments of short-term borrowings	(800)	—
Proceeds from exercises under share-based compensation plans, net	26,400	33,100
Excess tax benefit relating to share-based compensation plans	19,300	20,800
Purchase of common stock	(180,800)	(81,300)
Dividends paid	(30,100)	(29,100)

Net cash used in financing activities from continuing operations	(166,000)	(56,500)

Net cash flows from discontinued operations:
Net cash provided by operating activities	—	600

Effect of exchange rate changes on cash and cash equivalents	3,200	4,700

(Decrease) increase in cash and cash equivalents during the period	(60,800)	81,300

Balance at January 1	488,400	416,200

Balance at June 30	$427,600	$497,500

Supplemental cash flow information
Cash paid for:
Interest	$6,000	$5,900
Income taxes	$85,800	$60,600
Noncash transactions:
Acquisition costs	$2,500	$200
Accrued milestone payments	—	$3,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of C. R. Bard, Inc. (the “company” or “Bard”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company’s 2007 Annual Report on Form 10-K. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our 2007 Annual Report on Form 10-K. The preparation of these financial statements requires the company to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities at the date of the financial statements. These financial statements include all normal and recurring adjustments necessary for a fair presentation. The accounts of most foreign subsidiaries are consolidated as of and for the quarters ended May 31, 2008 and May 31, 2007 and as of November 30, 2007. No events occurred related to these foreign subsidiaries during the months of June 2008, June 2007 or December 2007 that materially affected the financial position or results of operations of the company. The results for the interim periods presented are not necessarily indicative of the results expected for the year.

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

In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”).

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The FSP addresses whether awards granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in computing earnings per share using the two-class method under SFAS No. 128, Earnings per Share. The FSP requires unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents to be treated as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 will be effective as of the beginning of Bard’s 2009 fiscal year and will be retrospectively applied to all prior-periods presented. The company is currently evaluating the impact of the adoption of the FSP on earnings per share.

2. Acquisitions and Divestitures

Business Acquisitions

On June 5, 2008, the company acquired all of the outstanding shares of Specialized Health Products International, Inc. (“Specialized Health Products”) for a purchase price of $1.00 per share in cash, totaling $68.4 million, plus direct acquisition costs of $2.3 million. Specialized Health Products manufactures and markets vascular access products, including winged infusion sets, which are used to deliver therapeutic agents through vascular access ports. The acquisition represents a strategic addition to Bard’s port franchise. The acquisition was accounted for as a business combination and the results of operations have been included in the company’s results since the acquisition date. The preliminary purchase price allocation resulted in the recognition of core technologies of $33.8 million; patents of $11.1 million; deferred tax assets of $8.9 million consisting of a net operating loss carryforward; other net assets of $12.4 million primarily consisting of cash, inventory, and accounts receivable; and deferred tax liabilities of $15.7 million primarily associated with acquired intangible assets. The acquired intangible assets will be amortized over their weighted average useful lives of approximately 12 years. The excess of the purchase price over the fair value of the assets acquired of $20.2 million was recorded as goodwill, which is not deductible for income tax purposes. The final allocation of the purchase price is expected to be completed as soon as practicable but no later than 12 months after the acquisition date.

On January 11, 2008, the company acquired the assets of the LifeStent® family of stents from Edwards Lifesciences Corporation for a net cash payment of $73.2 million, plus direct acquisition costs of $3.6 million, and up to $65.0 million in contingent milestone payments. The contingent milestone payments consist of $50.0 million related to regulatory approvals and $15.0 million related to the transfer of manufacturing operations to Bard. The acquisition represents a strategic addition to Bard’s portfolio of non-coronary stent and stent graft products that is complementary to the company’s current products, call points and technology platforms. The acquisition was accounted for as a business combination and the results of operations have been included in the company’s results since the acquisition date. The fair value of the assets acquired was approximately $105.5 million. The difference between the fair value of the assets acquired and the initial payments was recognized as an acquisition related liability. This liability will be reduced upon the payment of the contingent milestone payments with the remaining amounts to be recorded as a deferred tax asset and goodwill.

The preliminary purchase price allocation resulted in the recognition of core technologies of $52.2 million; customer relationships of $9.2 million; other assets of $14.1 million consisting primarily of inventory and equipment; an acquisition related liability of $26.8 million; and deferred tax liabilities of $16.3 million. Core technologies and customer relationships will be amortized over the estimated useful lives of 15 and 8 years, respectively. In addition, $44.4 million was allocated to purchased research and development (“R&D”), for which technological feasibility had not been established and no alternative future use existed at the acquisition date. The purchased R&D relates to the pre-market approval (“PMA”) submitted to the U.S. Food and Drug Administration (“FDA”) for use of the LifeStent® products in the superficial femoral artery. The company recorded a charge for purchased R&D in research and development expense in its condensed consolidated statements of income. In connection with the write-off of purchased R&D, the company recorded a discrete tax

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

benefit of $16.4 million. The value assigned to purchased R&D was determined based upon the present value of expected future cash flows associated with the product adjusted for the probability of product approval and discounted at a risk-adjusted rate. The ongoing activity with respect to the future development for this product is not expected to be material to the company’s research and development expense. The final allocation of the purchase price is expected to be completed as soon as practicable but no later than 12 months after the acquisition date.

Asset Disposition

On June 12, 2008, the company decided to discontinue the sale of its Salute II hernia fixation device. This decision was based on a strategic review, which considered the continued technical challenges associated with the product’s manufacturing and its overall profitability, as well as an assessment of alternative devices under development. In connection with this decision, the company recorded a non-cash charge of $40.5 million ($34.9 million after-tax). This charge consisted of the write-off of patents of $34.6 million and machinery and equipment of $2.2 million, which in total were recorded to other (income) expense, net, and inventory of $3.7 million, which was recorded to cost of goods sold.

Product Withdrawal

The company withdrew from the synthetic bulking market and discontinued sales of the Tegress™ product effective January 31, 2007. This withdrawal was accounted for as a discontinued operation.

Condensed financial information related to the discontinued operation was as follows:

	Quarter Ended June 30, 2007	Six Months Ended June 30, 2007
(dollars in millions)
Net sales	$—	$0.3

Income from operations	—	0.1
Income tax provision	—	0.1

Income on discontinued operations	$—	$—

3. Earnings per Share

The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Average common shares outstanding	99,300	103,600	99,700	103,400
Dilutive share equivalents from share-based compensation plans	3,100	3,300	3,200	3,400

Average common and common equivalent shares outstanding—assuming dilution	102,400	106,900	102,900	106,800

4. Income Taxes

The company’s effective tax rate for the quarter ended June 30, 2008 increased to approximately 34% compared to approximately 30% for the same period in 2007. The increase was principally due to the discrete tax effect related to the Salute II charge resulting from the write-off of assets primarily located in a low tax

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

jurisdiction. The company’s effective tax rate for the six months ended June 30, 2008 increased to approximately 30% compared to approximately 29% for the same period in 2007. The increase was due to the tax effect related to the Salute II charge, partially offset by the discrete tax effect of purchased R&D charges primarily associated with the acquisition of the assets of the Lifestent® family of stents from Edwards Lifesciences.

As of June 30, 2008, the total amount of liability for unrecognized tax benefits was approximately $60.3 million (of which $55.8 million would impact the effective tax rate if recognized) plus approximately $13.4 million of accrued interest. As of December 31, 2007, the corresponding liability for unrecognized tax benefits was approximately $55.3 million plus approximately $11.7 million of accrued interest.

Based upon the expiration of statutes of limitations and/or the conclusion of tax examinations in several jurisdictions, the company believes it is reasonably possible that the total amount of unrecognized tax benefits may decrease by up to $31.0 million over the next twelve-month period. The audit of the company’s U.K. tax filing for the 2005 year concluded in the first quarter of 2008 with no adjustment by the tax authority.

5. Financial Instruments

Foreign Exchange Derivative Instruments

The company enters into readily marketable forward and option contracts with financial institutions to help reduce its exposure to fluctuations between certain currencies. These contracts limit volatility because gains and losses associated with exchange rate movements are generally offset by movements in the underlying hedged item.

A roll forward of the notional value of the company’s forward currency and option contracts is as follows:

	Forwards	Options
(dollars in millions)
Balance, December 31, 2007	$126.5	$—
New contracts	31.3	63.6
Expired/cancelled contracts	(64.8)	—

Balance, June 30, 2008	$93.0	$63.6

At June 30, 2008, the fair value of forward currency and option contracts was recorded in either other current assets or accrued expenses in the condensed consolidated balance sheet. The fair value of forward currency contracts was $(0.7) million and $(0.8) million at June 30, 2008 and December 31, 2007, respectively. The fair value of option contracts was $2.2 million at June 30, 2008. For the six months ended June 30, 2008, the company reclassified a loss of approximately $0.8 million from accumulated other comprehensive income to other income, net and cost of goods sold in the condensed consolidated statement of income as hedged intercompany balances were settled. This reclassification was net of $0.3 million of associated tax effects.

Investments

Cash equivalents consist of highly liquid investments purchased with original maturities of ninety days or less and amounted to $403.6 million and $458.0 million at June 30, 2008 and December 31, 2007, respectively.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-term investments consist of high quality corporate debt securities and commercial paper purchased with maturities of less than one year. These investments amounted to $6.7 million and $82.2 million at June 30, 2008 and December 31, 2007, respectively. There were no realized gains or losses on short-term investments reported in the six months ended June 30, 2008 and the year ended December 31, 2007. There were unrealized gains of $0.1 million on short-term investments in the six months ended June 30, 2008. There were unrealized gains of $0.3 million and unrealized losses of $0.1 million on short-term investments for the year ended December 31, 2007.

Available-for-sale equity securities recorded in other assets were approximately $1.3 million and $2.5 million at June 30, 2008 and December 31, 2007, respectively.

Fair Value of Financial Instruments

The following table summarizes the basis used to measure financial instruments at fair value:

	Balance at June 30, 2008	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs
(dollars in millions)
Short-term investments	$6.7	$6.7	$—
Equity securities	1.3	1.3	—
Forward currency contracts	(0.7)	—	(0.7)
Option contracts	2.2	—	2.2

The fair value of short-term investments and equity securities was measured using quoted prices in active markets for identical items and is valued using published market prices unadjusted for transaction costs. The fair value of forward currency and option contracts was measured using significant other observable inputs and is valued by reference to similar financial instruments, adjusted for restrictions and other terms specific to each contract.

6. Inventories

The following is a summary of inventories:

	June 30, 2008	December 31, 2007
(dollars in millions)
Finished goods	$168.5	$143.6
Work in process	28.8	21.9
Raw materials	86.0	79.2

	$283.3	$244.7

7. Contingencies

In the ordinary course of business, the company is subject to various legal proceedings and claims, including, for example, product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes. In addition, the company operates in an industry susceptible to significant patent legal claims. At any given time, in the ordinary course of business, the company is involved as either a plaintiff or defendant in a number of patent infringement actions. If a third party’s patent infringement claim were to be determined against the company, the company might be required to make significant royalty or other payments or might be subject to an injunction or other limitation on its ability to manufacture or distribute

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

one or more products. If a patent owned by or licensed to the company were to be determined to be invalid or unenforceable, the company might be required to reduce the value of the patent on the company’s balance sheet and to record a corresponding charge, which could be significant in amount.

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

As of July 25, 2008, approximately 735 federal and 1,100 state lawsuits involving individual claims by approximately 1,940 plaintiffs, as well as three putative class actions, have been filed or asserted against the company with respect to its Composix® Kugel® product intended for ventral hernia repair (collectively, the “Composix Claims”). One class action lawsuit consolidates eight previously-filed class action lawsuits. The company voluntarily recalled certain sizes and lots of the product beginning in December 2005. The actions generally seek damages for personal injury resulting from use of the product. The putative class actions, none of which has been certified, seek (i) medical monitoring, (ii) compensatory damages, (iii) punitive damages, (iv) a judicial finding of defect and causation and/or (v) attorneys’ fees. On June 22, 2007, the Judicial Panel on Multidistrict Litigation transferred Composix lawsuits pending in federal courts nationwide into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island. Approximately 1,075 of the state lawsuits, involving individual claims by approximately 1,090 plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions. In March 2008, the Superior Court of the State of Rhode Island directed that certain lawsuits had improperly consolidated numerous plaintiffs and ordered the re-filing of complaints on behalf of those plaintiffs, resulting in an increase in the number of lawsuits but a decrease in the number of plaintiffs in lawsuits pending in that court.

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

On February 21, 2007, Southeast Missouri Hospital filed a putative class action complaint on behalf of itself and all others similarly situated against the company and another manufacturer under the caption Southeast Missouri Hospital, et al. v. C. R. Bard, Inc., et al. (Civil Action No. 1:07-cv-00031, United States District Court, Eastern District of Missouri, Southeastern District). The complaint was later amended to add St. Francis Medical Center as an additional named plaintiff. Co-defendant Tyco International, Inc.’s motion to dismiss was granted and consequently Tyco is no longer a party to the action. The plaintiffs allege that the company conspired to exclude competitors from the market and that the company sought to maintain market share by engaging in conduct in violation of state and federal antitrust laws. The plaintiff seeks injunctive relief and money damages. Antitrust damages are subject to trebling. The company intends to defend this matter vigorously. At this time, it is not possible to assess the likelihood of an adverse outcome or determine an estimate, or a range of estimates, of potential damages. The company cannot give any assurances that this matter will not have a material adverse impact on the company’s results of operations in a future period or the company’s financial position or liquidity.

In December 2007, a U.S. District Court jury in Arizona found that certain of W.L. Gore & Associates Inc.’s (“Gore”) ePTFE vascular grafts and stent-grafts infringe the company’s patent number 6,436,135. The jury upheld the validity of the patent and awarded the company $185 million in past damages. The jury also found that Gore willfully infringed the patent. In a second phase of the trial, the court is currently assessing Gore’s assertion that the patent is unenforceable due to inequitable conduct. Because the company considers this matter a gain contingency, no amounts have been recorded as of June 30, 2008.

8. Share-Based Compensation Plans

The company may grant a variety of share-based payments under the 2003 Long Term Incentive Plan of C. R. Bard, Inc. (the “2003 Plan”) and the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc. (the “Directors’ Plan”) to certain directors, officers and employees. The total number of remaining shares at June 30, 2008 that may be issued under the 2003 Plan was 4,359,077 and under the Directors’ Plan was 105,566. Shares remaining for issuance under the 2003 Plan include 2,225,000 shares authorized by the shareholders at the company’s Annual Meeting of Shareholders on April 16, 2008. Awards under the 2003 Plan may be in the form of stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, unrestricted stock and other stock-based awards. Awards under the Directors’ Plan may be in the form of stock awards, stock options or stock appreciation rights. The company has two employee share purchase programs.

Amounts recognized for share-based compensation are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
(dollars in millions)
Total cost of share-based compensation plans	$9.2	$10.6	$19.6	$22.7
Amounts capitalized in inventory and fixed assets	(0.3)	(0.4)	(0.6)	(0.8)
Amounts recognized in income for amounts previously capitalized in inventory and fixed assets	0.4	0.4	0.7	0.8

Amounts charged against income	$9.3	$10.6	$19.7	$22.7

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2008, there were approximately $62.5 million of unrecognized compensation costs related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately three years. The company repurchases shares, from time to time, on the open market to satisfy share-based payment arrangements. The company has sufficient treasury shares to satisfy expected share-based payment arrangements for the remainder of the year.

9. Pension and Other Postretirement Benefit Plans

Defined Benefit Pension Plans - The company has both tax-qualified and nonqualified, noncontributory defined benefit pension plans that together cover substantially all domestic and certain foreign employees. These plans provide benefits based upon a participant’s compensation and years of service. The components of net periodic pension expense are as follows:

	Quarter Ended June 30,
	2008			2007
(dollars in millions)	Tax Qualified Plans	Nonqualified Plans	Total	Tax Qualified Plans	Nonqualified Plans	Total
Service cost net of employee contributions	$4.0	$0.6	$4.6	$3.8	$0.6	$4.4
Interest cost	3.7	0.6	4.3	3.2	0.5	3.7
Expected return on plan assets	(4.9)	—	(4.9)	(4.3)	—	(4.3)
Amortization	0.9	0.2	1.1	1.3	0.1	1.4

Net periodic pension expense	$3.7	$1.4	$5.1	$4.0	$1.2	$5.2

	Six Months Ended June 30,
	2008			2007
(dollars in millions)	Tax Qualified Plans	Nonqualified Plans	Total	Tax Qualified Plans	Nonqualified Plans	Total
Service cost net of employee contributions	$8.0	$1.3	$9.3	$7.6	$1.2	$8.8
Interest cost	7.4	1.3	8.7	6.4	1.0	7.4
Expected return on plan assets	(9.9)	—	(9.9)	(8.6)	—	(8.6)
Amortization	1.8	0.2	2.0	2.6	0.2	2.8

Net periodic pension expense	$7.3	$2.8	$10.1	$8.0	$2.4	$10.4

Other Postretirement Benefit Plans - The company does not provide subsidized postretirement healthcare benefits and life insurance coverage except to a limited number of former employees. As this plan is unfunded, contributions are made as benefits are incurred. The net periodic benefit expense was $0.2 million for each of the quarters ended June 30, 2008 and 2007. The net periodic benefit expense was $0.5 million for each of the six month periods ended June 30, 2008 and 2007.

Employer Contributions to Defined Benefit Plans - For the six months ended June 30, 2008 and 2007, the company made no required or voluntary contributions to its U.S. tax-qualified plan. For the six months ended June 30, 2008 and 2007, the company made voluntary contributions of $1.1 million and $5.0 million, respectively, to the company’s non-U.S. tax-qualified plans.

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

	Quarter Ended June 30,		Six Months Ended June 30
	2008	2007	2008	2007
(dollars in millions)
United States	$406.3	$374.8	$805.5	$748.7
Europe	136.8	105.1	253.9	199.7
Japan	30.1	28.1	58.1	54.5
Rest of world	43.9	37.7	83.6	71.0

	$617.1	$545.7	$1,201.1	$1,073.9

Income from continuing operations before income taxes	$118.9	$139.3	$223.7	$281.7

Depreciation	$13.2	$12.5	$25.7	$24.3

Amortization	$9.9	$7.5	$19.3	$14.5

The following table represents net sales by disease state management:

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
(dollars in millions)
Vascular	$163.6	$135.9	$314.0	$263.6
Urology	176.4	160.9	345.1	316.1
Oncology	163.7	141.9	313.7	269.7
Surgical Specialties	88.9	86.5	181.9	183.6
Other products	24.5	20.5	46.4	40.9

	$617.1	$545.7	$1,201.1	$1,073.9

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

The company’s earnings are driven by its ability to continue to generate sales of its products and improve operating efficiency. Bard’s ability to increase sales over time depends upon its success in developing, acquiring and marketing innovative and differentiated products that meet the needs of clinicians and their patients. For the six months ended June 30, 2008, the company spent $124.0 million on research and development (“R&D”), including purchased R&D. The company expects R&D spending, excluding purchased R&D, to continue to increase in the future. The company also makes selective acquisitions of businesses, products and technologies, generally focusing on small to medium sized transactions to provide ongoing growth opportunities. In addition, the company may from time to time consider acquisitions of larger, established companies under appropriate circumstances. The company may also periodically divest lines of business in which it is not able to reasonably attain or maintain a leadership position or for other strategic reasons.

Recent Developments

On June 12, 2008, the company decided to discontinue the sale of its Salute II hernia fixation device. This decision was based on a strategic review, which considered the continued technical challenges associated with the product’s manufacturing and its overall profitability, as well as an assessment of alternative devices under development. In connection with this decision, the company recorded a non-cash charge of $40.5 million ($34.9 million after-tax).

On June 5, 2008, the company acquired all of the outstanding shares of Specialized Health Products International, Inc. (“Specialized Health Products”) for a purchase price of $1.00 per share in cash, totaling $68.4 million, plus direct acquisition costs of $2.3 million. Specialized Health Products manufactures and markets vascular access products, including winged infusion sets, which are used to deliver therapeutic agents through vascular access ports. The acquisition represents a strategic addition to Bard’s port franchise.

On January 11, 2008, the company acquired the assets of the LifeStent® family of stents from Edwards Lifesciences Corporation (“Edwards Lifesciences”) for a net cash payment of $73.2 million, plus direct acquisition costs of $3.6 million, and up to $65.0 million in contingent milestone payments. The acquisition represents a strategic addition to Bard’s portfolio of non-coronary stent and stent graft products that is complementary to our current products, call points and technology platforms.

See Note 2 of the Notes to Condensed Consolidated Financial Statements for additional discussion of the acquisitions and the divestiture.

Results of Operations

Net Sales

Bard reported consolidated net sales for the quarter ended June 30, 2008 of $617.1 million, an increase of 13% on a reported basis (10% on a constant currency basis) over the quarter ended June 30, 2007 consolidated net sales of $545.7 million. Bard reported consolidated net sales for the six months ended June 30, 2008 of $1,201.1 million, an increase of 12% on a reported basis (9% on a constant currency basis) over the six months ended June 30, 2007 consolidated net sales of $1,073.9 million. Net sales “on a constant currency basis” is a non-GAAP financial measure and should not be viewed as a replacement of GAAP results. See “Management’s Use of Non-GAAP Measures” below.

Price changes had the effect of increasing consolidated net sales for the quarter ended June 30, 2008 by 0.1% compared to the same period in the prior year. Exchange rate fluctuations had the effect of increasing consolidated net sales for the quarter ended June 30, 2008 by approximately 3% as compared to the same period in the prior year. Price changes had the effect of decreasing consolidated net sales for the six months ended June 30, 2008 by 0.1% compared to the same period in the prior year. Exchange rate fluctuations had the effect of increasing consolidated net sales for the six months ended June 30, 2008 by 3% as compared to the same period in the prior year. The primary exchange rate movement that impacts net sales is the movement of the Euro compared to the U.S. dollar. The impact of exchange rate movements on net sales is not indicative of the impact on net earnings due to the offsetting impact of exchange rate movements on operating costs and expenses, costs incurred in other currencies and the company’s hedging activities.

U.S. net sales in the quarter ended June 30, 2008 of $406.3 million increased 8% compared to $374.8 million in the prior year quarter. International net sales in the quarter ended June 30, 2008 of $210.8 million increased 23% on a reported basis (13% on a constant currency basis) compared to $170.9 million in the prior year quarter. U.S. net sales for the six months ended June 30, 2008 of $805.5 million increased 8% compared to $748.7 million in the prior year period. International sales for the six months ended June 30, 2008 of $395.6 million increased 22% on a reported basis (12% on a constant currency basis) compared to $352.2 million in the prior year period.

Presented below is a discussion of consolidated net sales by disease state for the quarters and six months ended June 30, 2008 and 2007, respectively:

Product Group Summary of Net Sales

	Quarter Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2008	2007	Change	Constant Currency	2008	2007	Change	Constant Currency
Vascular	$163.6	$135.9	20%	14%	$314.0	$263.6	19%	14%
Urology	176.4	160.9	10%	8%	345.1	316.1	9%	7%
Oncology	163.7	141.9	15%	13%	313.7	269.7	16%	14%
Surgical Specialties	88.9	86.5	3%	—	181.9	183.6	(1)%	(3)%
Other	24.5	20.5	20%	18%	46.4	40.9	13%	12%

	$617.1	$545.7	13%	10%	$1,201.1	$1,073.9	12%	9%

Vascular Products - Bard markets a wide range of products for the peripheral vascular market, including endovascular products, electrophysiology products and surgical graft products. Consolidated net sales for the quarter ended June 30, 2008 of vascular products increased 20% on a reported basis (14% on a constant currency basis) compared to the prior year quarter. U.S. net sales for the quarter ended June 30, 2008 of vascular products grew 12% compared to the prior year quarter. International net sales for the quarter ended June 30, 2008 increased 31% on a reported basis (17% on a constant currency basis) compared to the prior year quarter. Consolidated net sales for the six months ended June 30, 2008 of vascular products increased 19% on a reported basis (14% on a constant currency basis) compared to the same period in the prior year. U.S. net sales for the six months ended June 30, 2008 of vascular products grew 9% compared to the same period in the prior year. International net sales for the six months ended June 30, 2008 increased 31% on a reported basis (19% on a constant currency basis) compared to the same period in the prior year. The vascular group is the company’s most global business, with international net sales comprising 49% and 46% of consolidated net sales of vascular products for the quarters ended June 30, 2008 and 2007, respectively.

Consolidated net sales for the quarter ended June 30, 2008 of endovascular products increased 27% on a reported basis (21% on a constant currency basis) compared to the prior year quarter. Consolidated net sales for the six months ended June 30, 2008 of endovascular products increased 24% on a reported basis (19% on a constant currency basis) compared to the same period in the prior year. The company’s percutaneous transluminal angioplasty balloon catheters, vena cava filters, stents, including the LifeStent® family of stents, and biopsy products contributed to the growth in this category for the quarter and six months ended June 30, 2008.

Consolidated net sales for the quarter ended June 30, 2008 of electrophysiology products increased 19% on a reported basis (12% on a constant currency basis) compared to the prior year quarter. Consolidated net sales for the six months ended June 30, 2008 of electrophysiology products increased 23% on a reported basis (16% on a constant currency basis) compared to the same period in the prior year. The company’s steerable diagnostic catheter line contributed to the growth in this category for the quarter and six months ended June 30, 2008.

Consolidated net sales for the quarter ended June 30, 2008 of surgical graft products were flat on a reported basis (decreased 5% on a constant currency basis) compared to the prior year quarter. Consolidated net sales for the six months ended June 30, 2008 of surgical graft products decreased 2% on a reported basis (6% on a constant currency basis) compared to the same period in the prior year.

Urology Products - Bard markets a wide range of products for the urology market, including basic drainage products, continence products and urological specialty products. Bard also markets the StatLock® stabilization device products, which are used to secure many types of catheters sold by Bard and other companies.

Consolidated net sales for the quarter ended June 30, 2008 of urology products increased 10% on a reported basis (8% on a constant currency basis) compared to the prior year quarter. U.S. net sales of urology products for the quarter ended June 30, 2008 grew 7% compared to the prior year quarter. International net sales for the quarter ended June 30, 2008 of urology products increased 17% on a reported basis (10% on a constant currency basis) compared to the prior year quarter. Consolidated net sales for the six months ended June 30, 2008 of urology products increased 9% on a reported basis (7% on a constant currency basis) compared to the same period in the prior year. U.S. net sales of urology products represented 71% of consolidated net sales of urology products for the six months ended June 30, 2008 and grew 8% compared to the same period in the prior year. International net sales for the six months ended June 30, 2008 of urology products increased 12% on a reported basis (6% on a constant currency basis) compared to the same period in the prior year.

Basic drainage products represent the core of the company’s urology business. Consolidated net sales for the quarter ended June 30, 2008 of basic drainage products increased 10% on a reported basis (9% on a constant currency basis) compared to the prior year quarter. Consolidated net sales for the quarter ended June 30, 2008 of infection control Foley catheter products grew 18% on both a reported basis and constant currency basis compared to the prior year quarter. Consolidated net sales for the six months ended June 30, 2008 of basic drainage products increased 9% on a reported basis (8% on a constant currency basis) compared to the same period in the prior year. Consolidated net sales for the six months ended June 30, 2008 of infection control Foley catheters grew 16% on both a reported basis and constant currency basis compared to the same period in the prior year.

Consolidated net sales for the quarter ended June 30, 2008 of urological specialty products, which include brachytherapy products and services, decreased 3% on a reported basis (6% on a constant currency basis) compared to the prior year quarter. Consolidated net sales for the six months ended June 30, 2008 of urological specialty products decreased 3% on a reported basis (6% on a constant currency basis) compared to the same period in the prior year. The decrease in sales of urological specialty products was primarily driven by a decline in brachytherapy sales. The company believes that the brachytherapy market has been losing procedural share to alternative therapies, a trend that may continue.

Consolidated net sales for the quarter ended June 30, 2008 of continence products increased 14% on a reported basis (12% on a constant currency basis) compared to the prior year quarter. Consolidated net sales for the six months ended June 30, 2008 of continence products increased 12% on a reported basis (10% on a constant currency basis) compared to the same period in the prior year. The company’s pelvic floor reconstruction product line and surgical slings were the primary growth drivers in the continence category for the quarter and six months ended June 30, 2008.

Consolidated net sales for the quarter ended June 30, 2008 of the Statlock® stabilization device product line increased 24% on a reported basis (23% on a constant currency basis) compared to the prior year quarter. Consolidated net sales for the six months ended June 30, 2008 of Statlock® stabilization device product line increased 30% on a reported basis (29% on a constant currency basis) compared to the same period in the prior year.

Oncology Products - The company’s oncology products include specialty access products used primarily for chemotherapy. Consolidated net sales for the quarter ended June 30, 2008 of oncology products grew 15% on a reported basis (13% on a constant currency basis) compared to the prior year quarter. U.S. net sales represented 74% of consolidated net sales of oncology products for the quarter ended June 30, 2008 and grew 12% compared to the prior year quarter. International net sales for the quarter ended June 30, 2008 of oncology products grew 26% on a reported basis (15% on a constant currency basis) compared to the prior year quarter. Consolidated net sales for the six months ended June 30, 2008 of oncology products increased 16% on a reported basis (14% on a constant currency basis) compared to the same period in the prior year. U.S. net sales for the six months ended June 30, 2008 of oncology products grew 15% compared to the same period in the prior year. International net sales for the six months ended June 30, 2008 of oncology products grew 22% on a reported basis (12% on a constant currency basis) compared to the same period in the prior year. The company’s specialty access ports, peripherally inserted central catheters (“PICCs”) and vascular access ultrasound devices were the primary contributors to the growth in the oncology category for the quarter and six months ended June 30, 2008.

Surgical Specialty Products - Surgical specialty products include soft tissue repair, performance irrigation and hemostasis product lines. Consolidated net sales for the quarter ended June 30, 2008 of surgical specialty products increased 3% on a reported basis (flat on a constant currency basis) compared to the prior year quarter. U.S. net sales for the quarter ended June 30, 2008 of surgical specialty products decreased 1% compared to the prior year quarter. International net sales for the quarter ended June 30, 2008 of surgical specialty products increased 13% on a reported basis (3% on a constant currency basis) compared to the prior year quarter. Consolidated net sales for the six months ended June 30, 2008 of surgical specialty products decreased 1% on a reported basis (3% on a constant currency basis) compared to the same period in the prior year. U.S. net sales for the six months ended June 30, 2008 of surgical specialty products decreased 7% compared to the same period in the prior year. International net sales for the six months ended June 30, 2008 of surgical specialty products grew 16% on a reported basis (6% on a constant currency basis) compared to the same period in the prior year.

Consolidated net sales for the quarter ended June 30, 2008 of the company’s soft tissue repair product line, which includes core hernia repair and hernia fixation products, were flat on a reported basis (decreased 3% on a constant currency basis) compared to the prior year quarter. Consolidated net sales for the six months ended June 30, 2008 of the company’s soft tissue repair product line decreased 2% on a reported basis (5% on a constant currency basis) compared to the prior year period due primarily to: (i) a hold on the manufacture and the subsequent discontinuance of the sale of the company’s Salute II hernia fixation device; and (ii) a decline in sales in the United States of the company’s core hernia repair products. The trend in the soft tissue repair product line may continue.

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

On February 13, 2008, the FDA issued a Form-483 notice to the company in connection with an inspection of the company’s manufacturing facility located in Humacao, Puerto Rico. The Form-483 notice identified certain observations regarding the facility’s quality system. The facility manufactures products for many of the company’s divisions and subsidiaries, including soft tissue repair products for the company’s Davol subsidiary. The company has responded to the FDA and is in the process of addressing these observations. On July 28, 2008, the company received a Warning Letter from the San Juan District office of the FDA. The Warning Letter relates specifically to non-conformances in quality systems previously identified in the related Form-483 notice. The Warning Letter states that, until the company resolves the outstanding issues covered by the Warning Letter, no premarket submissions for Class III devices to which the non-conformances are reasonably related will be cleared or approved. The company presently has no such submissions before the FDA. The company intends to fully implement corrective actions to address the concerns identified in the Warning Letter. However, the company cannot give any assurances that the FDA will be satisfied with its response to the Warning Letter or as to the expected date of resolution of matters included in the Warning Letter.

Other Products - The other product group includes irrigation, wound drainage and certain original equipment manufacturers’ products. Consolidated net sales of other products for the quarter ended June 30, 2008 were $24.5 million, an increase of 20% on a reported basis (18% on a constant currency basis) compared to the prior year quarter.
Consolidated net sales of other products for the six months ended June 30, 2008 increased 13% on a reported basis (12% on a constant currency basis) compared to the same period in the prior year.

Costs and Expenses

The following is a summary of major costs and expenses as a percentage of net sales for the quarters and six months ended June 30, 2008 and 2007, respectively:

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of goods sold	39.5%	39.7%	39.1%	39.4%
Marketing, selling and administrative expense	29.3%	29.4%	29.1%	29.3%
Research and development expense	6.2%	6.4%	10.3%	6.1%
Interest expense	0.5%	0.5%	0.5%	0.5%
Other (income) expense, net	5.2%	(1.6)%	2.4%	(1.5)%

Total costs and expenses	80.7%	74.4%	81.4%	73.8%

Cost of goods sold - Cost of goods sold consists principally of the manufacturing and distribution costs of the company’s products as well as royalties and the amortization of intangible assets. The impact of incremental amortization of intangible assets acquired in the past 12 months increased cost of goods sold over the prior year quarter and six month period in each case by approximately 40 basis points. Reductions in cost of goods sold were attributed primarily to cost improvements, which offset the impact of incremental amortization of intangible assets.

Marketing, selling and administrative expense - Marketing, selling and administrative expense consists principally of the costs associated with the company’s sales and administrative organizations. The company’s marketing, selling and administrative expense as a percentage of net sales for the quarter and six months ended June 30, 2008 was 29.3% and 29.1%, respectively, a decrease of 10 basis points and 20 basis points, respectively, compared to the prior year periods.

Research and development expense - Research and development expense consists of expenses related to internal research and development activities, milestone payments for third-party research and development activities and purchased R&D costs arising from the company’s business development activities. Purchased R&D payments may impact the comparability of the company’s results of operations between periods. All research and development costs are expensed as incurred. For the quarter ended June 30, 2008, the company spent approximately $38.2 million on research and development activities compared to $35.1 million in the prior year quarter. For the six months ended June 30, 2008, the company spent approximately $124.0 million on research and development activities compared to $65.2 million in the prior year period. Included in the research and development costs for the six months ended June 30, 2008 was purchased R&D of approximately $49.3 million primarily associated with the acquisition of the LifeStent® family of stents from Edwards Lifesciences.

Interest expense - Interest expense for the quarter ended June 30, 2008 of $3.0 million was unchanged from the prior year quarter and reflected constant debt levels. Interest expense for the six months ended June 30, 2008 increased slightly to $6.0 million from $5.9 million for the six months ended June 30, 2007.

Other (income) expense, net - The table below presents the components of other (income) expense, net for the quarter and six months ended June 30, 2008 and 2007, respectively:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2008	2007	2008	2007
Interest income	$(4.2)	$(8.2)	$(9.8)	$(15.3)
Foreign exchange (gains) losses	—	(0.5)	1.0	(0.7)
Asset disposition	36.8	—	36.8	—
Other, net	—	(0.1)	0.6	(0.2)

	$32.6	$(8.8)	$28.6	$(16.2)

Interest income - For the quarter ended June 30, 2008, interest income was approximately $4.2 million, compared to approximately $8.2 million for the prior year quarter. For the six months ended June 30, 2008, interest income was approximately $9.8 million, compared to $15.3 million for the six months ended June 30, 2007. The decrease for these periods was primarily due to lower balances of cash and cash equivalents and lower interest rates.

Asset disposition - For the quarter and six months ended June 30, 2008, the amount reflects a non-cash charge related to the write-off of certain assets related to the company’s decision to discontinue the sale of the Salute II hernia fixation device. See Note 2 of the Notes to Condensed Consolidated Financial Statements.

Income tax provision

The company’s effective tax rate for the quarter ended June 30, 2008 increased to approximately 34% compared to approximately 30% for the same period in 2007. The increase was principally due to the discrete tax effect related to the Salute II charge resulting from the write-off of assets primarily located in a low tax jurisdiction. The company’s effective tax rate for the six months ended June 30, 2008 increased to approximately 30% compared to approximately 29% for the same period in 2007. The increase was due to the tax effect related to the Salute II charge, partially offset by the discrete tax effect of the purchased R&D charges primarily associated with the acquisition of the assets of the Lifestent® family of stents from Edwards Lifesciences.

Net Income and Earnings Per Share

Net income and diluted earnings per share for the second quarter of 2008 were $77.9 million and $0.76, respectively. Net income and diluted earnings per share for the prior year quarter were $97.5 million and $0.91, respectively. Net income and diluted earnings per share for the six months ended June 30, 2008 were $155.9 million and $1.52, respectively. Net income and diluted earnings per share for the six months ended June 30, 2007 were $199.1 million and $1.86, respectively. The current periods reflect a non-cash charge for the write off of assets related to the Salute II hernia fixation device of $34.9 million after-tax, or $0.34 per share. The current year six month period also reflects after-tax purchased R&D charges of $31.1 million, or $0.30 per share, primarily associated with the acquisition of the assets of the Lifestent® family of stents from Edwards Lifesciences.

Liquidity and Capital Resources

The company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Significant factors affecting the management of liquidity are cash flows generated from operating activities, capital expenditures, acquisitions of businesses and technologies, cash dividends and common stock repurchases. Cash provided from operations continues to be the company’s primary source of funds. Should it be necessary, the company believes it could borrow adequate funds at competitive terms. The company believes that its overall financial strength gives the company sufficient financing flexibility. The table below summarizes certain liquidity measures for Bard as of June 30, 2008 and 2007, respectively:

	2008	2007
(dollars in millions)
Working capital	$933.2	$1,036.7

Current ratio	4.26/1	5.30/1

For the six months ended June 30, 2008, the company generated $204.9 million in cash flow from continuing operations, $32.8 million less than the $237.7 million generated in the prior year period. The change in current liabilities of $26.7 million, which reflected decreases in accrued expenses and income taxes payable, contributed to the decline in cash flows from continuing operations.

For the six months ended June 30, 2008, the company used $102.9 million in cash for investing activities from continuing operations, $2.3 million less than the $105.2 million used in the prior year period. In 2008, the company paid $75.2 million for the purchase of the assets of the LifeStent® family of stents from Edwards Lifesciences which included direct acquisition costs paid as of June 30, 2008. In addition, the company paid $65.4 million, for the purchase of Specialized Health Products which included direct acquisition costs paid as of June 30, 2008. In the prior year, the company paid $33.7 million to acquire the assets of Inrad, Inc.’s biopsy marker business. Net cash provided by the change in short-term investments, net in the quarter was $75.5 million compared with net cash used of $21.6 million in the prior year period. Capital expenditures were approximately $24.0 million and $25.2 million for the six months ended June 30, 2008 and 2007, respectively.

For the six months ended June 30, 2008, the company used $166.0 million in cash for financing activities from continuing operations, $109.5 million more than the $56.5 million used in the prior year period. Total debt was $149.8 million and $150.6 million at June 30, 2008 and December 31, 2007, respectively. Total debt to total capitalization was 7.3% and 7.5% at June 30, 2008 and December 31, 2007, respectively. The company spent approximately $180.8 million to repurchase 1,868,492 shares of common stock in the six months ended June 30, 2008 compared with approximately $81.3 million to repurchase 980,000 shares of common stock in the prior year period. At June 30, 2008, a total of $195.2 million remained under the company’s $500 million share repurchase authorization approved by the Board of Directors in 2007. The company paid cash dividends of $0.30 per share and $0.28 per share for the six months ended June 30, 2008 and 2007, respectively.

The company maintains a domestic syndicated bank credit facility with a $400 million five-year credit agreement that expires in June 2012. The credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The facility includes pricing based on the company’s long-term credit rating and includes a financial covenant that limits the amount of total debt to total capitalization. There were no outstanding borrowings or commercial paper borrowings at June 30, 2008 and December 31, 2007. In addition, a wholly owned foreign subsidiary of the company maintains a $250 million syndicated bank credit facility to be used for general corporate needs. Loans under the facility bear interest at the company’s option at a fixed spread to LIBOR or the higher of prime rate and 0.50% over the federal funds rate. The facility expires in October 2008. There were no outstanding borrowings under the facility at June 30, 2008 and December 31, 2007.

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

•

changes in factors and assumptions employed in the application of SFAS No. 123R, Share-Based Payment, or actual results that differ from our assumptions on stock valuation and employee stock option exercise patterns, which could cause compensation expense recorded in future periods to differ significantly from the compensation expense recorded in the current period and, as a result, materially impact the company’s results of operations;

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

•

performance, efficacy or safety concerns for existing products, whether scientifically justified or not, that may lead to product discontinuations, product withdrawals, recalls, field corrections, regulatory enforcement actions, litigation or declining sales, including adverse events relating to the company’s vena cava filters and hernia repair products;

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

•

environmental claims, including risks relating to accidental contamination or injury from the use of hazardous materials in the company’s manufacturing, sterilization and research activities and the potential for the company to be held liable for any resulting damages; and

•

commercial disputes, including disputes over distribution agreements, license agreements, manufacturing/supply agreements, development/research agreements, acquisition or sale agreements, and insurance policies.

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

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of June 30, 2008. Based upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008, the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) provide reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

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

As of July 25, 2008, approximately 735 federal and 1,100 state lawsuits involving individual claims by approximately 1,940 plaintiffs, as well as three putative class actions, have been filed or asserted against the company with respect to its Composix® Kugel® product intended for ventral hernia repair (collectively, the “Composix Claims”). One class action lawsuit consolidates eight previously filed class action lawsuits. The company voluntarily recalled certain sizes and lots of the product beginning in December 2005. The actions generally seek damages for personal injury resulting from use of the product. The putative class actions, none of which has been certified, seek (i) medical monitoring, (ii) compensatory damages, (iii) punitive damages, (iv) a judicial finding of defect and causation and/or (v) attorneys’ fees. On June 22, 2007, the Judicial Panel on Multidistrict Litigation transferred Composix lawsuits pending in federal courts nationwide into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of

Rhode Island. Approximately 1,075 of the state lawsuits, involving individual claims by approximately 1,090 plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions. In March 2008, the Superior Court of the State of Rhode Island directed that certain lawsuits had improperly consolidated numerous plaintiffs and ordered the re-filing of complaints on behalf of those plaintiffs, resulting in an increase in the number of lawsuits but a decrease in the number of plaintiffs in lawsuits pending in that court.

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

On February 21, 2007, Southeast Missouri Hospital filed a putative class action complaint on behalf of itself and all others similarly situated against the company and another manufacturer under the caption Southeast Missouri Hospital, et al. v. C. R. Bard, Inc., et al. (Civil Action No. 1:07-cv-00031, United States District Court, Eastern District of Missouri, Southeastern District). The complaint was later amended to add St. Francis Medical Center as an additional named plaintiff. Co-defendant Tyco International, Inc.’s motion to dismiss was granted and consequently Tyco is no longer a party to the action. The plaintiffs allege that the company conspired to exclude competitors from the market and that the company sought to maintain the company’s market share by engaging in conduct in violation of state and federal antitrust laws. The plaintiff seeks injunctive relief and money damages. Antitrust damages are subject to trebling. The company intends to defend this matter vigorously. At this time, it is not possible to assess the likelihood of an adverse outcome or determine an estimate, or a range of estimates, of potential damages. The company cannot give any assurances that this matter will not have a material adverse impact on the company’s results of operations in a future period or the company’s financial position or liquidity.

In December 2007, a U.S. District Court jury in Arizona found that certain of W.L. Gore & Associates Inc.’s (“Gore”) ePTFE vascular grafts and stent-grafts infringe the company’s patent number 6,436,135. The jury upheld the validity of the patent and awarded the company $185 million in past damages. The jury also found that Gore willfully infringed the patent. In a second phase of the trial, the court is currently assessing Gore’s assertion that the patent is unenforceable due to inequitable conduct. Because the company considers this matter a gain contingency, no amounts have been recorded as of June 30, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
		Open Market Purchases
Period	Employee Benefit Plan Shares Surrendered For Taxes(1)	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs(2)
April 1 - April 30, 2008	3,480	—	$—	—	$206,652,414
May 1 - May 31, 2008	3,743	125,000	91.94	125,000	195,159,674
June 1 - June 30, 2008	137	—	—	—	195,159,674

Total	7,360	125,000	$91.94	125,000	$195,159,674

(1)	Transactions represent the purchase of restricted shares from employees to satisfy tax withholding requirements on the vesting of equity-based awards. None of these transactions were made in the open market.
(2)	On October 10, 2007, the Board of Directors approved the repurchase of up to $500 million of common stock of the company.

Item 4. Submission of Matters to a Vote of Security Holders

The company’s annual meeting of shareholders was held on April 16, 2008. The information set forth in Part II, Item 4 of the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 is incorporated herein by reference.

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

Item 6. Exhibits

(a)	Exhibit 10bs* – 2003 Long Term Incentive Plan of C. R. Bard, Inc. (as Amended and Restated).
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
Date: July 28, 2008

/s/ FRANK LUPISELLA JR.
Frank Lupisella Jr. Vice President and Controller