Form 10-Q
period 2008-09-30
BARD C R INC /NJ/
filed 2008-10-27
CIK 9892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2008
Common Stock - $0.25 par value	99,200,341

C. R. BARD, INC. AND SUBSIDIARIES

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands except per share amounts, unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$616,800	$544,800	$1,817,900	$1,618,700

Costs and expenses:
Cost of goods sold	239,500	213,700	708,600	636,800
Marketing, selling and administrative expense	180,600	160,900	530,300	475,100
Research and development expense	35,100	34,000	159,100	99,200
Interest expense	3,100	2,900	9,100	8,800
Other (income) expense, net	(1,900)	(8,900)	26,700	(25,100)

Total costs and expenses	456,400	402,600	1,433,800	1,194,800

Income from continuing operations before income taxes	160,400	142,200	384,100	423,900

Income tax provision	49,200	40,100	117,000	122,700

Income from continuing operations	111,200	102,100	267,100	301,200

Income on discontinued operations	—	—	—	—

Net income	$111,200	$102,100	$267,100	$301,200

Basic earnings per share:
Income from continuing operations	$1.12	$0.99	$2.68	$2.92
Net income per share	$1.12	$0.99	$2.68	$2.92

Diluted earnings per share:
Income from continuing operations	$1.09	$0.96	$2.60	$2.83
Net income per share	$1.09	$0.96	$2.60	$2.83

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands except share and per share amounts, unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$535,600	$488,400
Short-term investments	—	82,200
Accounts receivable, less allowances of $13,000 and $15,600, respectively	385,600	362,000
Inventories	298,500	244,700
Short-term deferred tax assets	46,900	36,500
Other current assets	48,300	28,200

Total current assets	1,314,900	1,242,000

Property, plant and equipment, at cost	601,400	577,100
Less accumulated depreciation and amortization	261,600	232,500

Net property, plant and equipment	339,800	344,600
Intangibles, net	845,000	773,000
Deferred tax assets	46,400	44,400
Other assets	76,700	71,500

Total assets	$2,622,800	$2,475,500

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$—	$800
Accounts payable	57,500	50,200
Accrued compensation and benefits	90,200	99,800
Accrued expenses	126,300	118,500
Income taxes payable	13,600	12,400

Total current liabilities	287,600	281,700

Long-term debt	149,800	149,800
Other long-term liabilities	206,700	175,800
Deferred income taxes	21,400	20,200
Commitments and contingencies	—	—
Shareholders’ investment:
Preferred stock, $1 par value, authorized 5,000,000 shares; none issued	—	—
Common stock, $0.25 par value, authorized 600,000,000 shares; issued and outstanding 99,200,341 shares at September 30, 2008 and 100,191,117 shares at December 31, 2007	24,800	25,000
Capital in excess of par value	940,000	824,200
Retained earnings	965,900	956,300
Accumulated other comprehensive income	26,600	42,500

Total shareholders’ investment	1,957,300	1,848,000

Total liabilities and shareholders’ investment	$2,622,800	$2,475,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT

(dollars in thousands except share amounts, unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comp. Inc.	Total
	Shares	Amount
Balance at December 31, 2007	100,191,117	$25,000	$824,200	$956,300	$42,500	$1,848,000
Net income				267,100		267,100
Available for sale securities (net of $600 taxes)					(1,200)	(1,200)
Change in derivative instruments designated as cash flow hedges (net of $300 taxes)					900	900
Amortization of items included in net periodic benefit cost (net of $1,100 taxes)					2,000	2,000
Foreign currency translation adjustment					(17,600)	(17,600)

Total comprehensive income				267,100	(15,900)	251,200
Issuance of common stock	1,370,716	400	49,800			50,200
Share-based compensation			38,400			38,400
Purchase of common stock for treasury	(2,361,492)	(600)		(226,400)		(227,000)
Cash dividends declared in current year				(31,100)		(31,100)
Tax benefit relating to share-based compensation plans			27,600			27,600

Balance at September 30, 2008	99,200,341	$24,800	$940,000	$965,900	$26,600	$1,957,300

Balance at December 31, 2006	103,155,437	$25,800	$659,700	$1,026,800	$(14,300)	$1,698,000
Net income				301,200		301,200
Available for sale securities (net of $300 taxes)					(500)	(500)
Change in derivative instruments designated as cash flow hedges (net of $200 taxes)					(100)	(100)
Amortization of items included in net periodic benefit cost (net of $2,400 taxes)					2,000	2,000
Foreign currency translation adjustment					16,100	16,100

Total comprehensive income				301,200	17,500	318,700
Issuance of common stock	1,829,226	500	59,900			60,400
Share-based compensation			40,300			40,300
Purchase of common stock for treasury	(3,199,938)	(800)		(262,500)		(263,300)
Adjustment for the adoption of FIN 48				5,300		5,300
Cash dividends declared in current year				(30,300)		(30,300)
Tax benefit relating to share-based compensation plans			37,300			37,300

Balance at September 30, 2007	101,784,725	$25,500	$797,200	$1,040,500	$3,200	$1,866,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities from continuing operations:
Net income	$267,100	$301,200
Income on discontinued operations	—	—

Income from continuing operations	267,100	301,200
Adjustments to reconcile income from continuing operations to derive net cash provided from continuing operating activities, net of acquired businesses:
Depreciation and amortization	68,200	59,100
Purchased research and development	49,300	1,600
Non-cash charge related to asset disposition	40,500	—
Deferred income taxes	(40,900)	(18,500)
Share-based compensation	38,200	40,300
Inventory reserves and provision for doubtful accounts	8,900	8,100
Other noncash items	600	(500)
Changes in assets and liabilities:
Accounts receivable	(24,000)	(9,300)
Inventories	(53,300)	(27,600)
Current liabilities	8,100	15,700
Other, net	16,000	8,800

Net cash provided by operating activities from continuing operations	378,700	378,900

Cash flows from investing activities from continuing operations:
Capital expenditures	(35,400)	(36,200)
Change in short-term investments, net	82,100	(3,400)
Payments made for purchases of businesses, net of cash acquired	(142,100)	(42,900)
Payments made for intangibles	(18,500)	(24,600)
Other	1,800	200

Net cash used in investing activities from continuing operations	(112,100)	(106,900)

Cash flows from financing activities from continuing operations:
Repayments of short-term borrowings	(800)	—
Proceeds from exercises under share-based compensation plans, net	42,600	49,800
Excess tax benefit relating to share-based compensation plans	24,300	31,900
Purchase of common stock	(227,000)	(263,300)
Dividends paid	(46,200)	(44,800)

Net cash used in financing activities from continuing operations	(207,100)	(226,400)

Net cash flows from discontinued operations:
Net cash provided by operating activities	—	700

Effect of exchange rate changes on cash and cash equivalents	(12,300)	8,300

Increase in cash and cash equivalents during the period	47,200	54,600

Balance at January 1	488,400	416,200

Balance at September 30	$535,600	$470,800

Supplemental cash flow information
Cash paid for:
Interest	$6,600	$6,400
Income taxes	$115,800	$90,300
Non-cash transactions:
Acquisition costs	$1,000	$3,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of C. R. Bard, Inc. (the “company” or “Bard”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company’s 2007 Annual Report on Form 10-K. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our 2007 Annual Report on Form 10-K. The preparation of these financial statements requires the company to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities at the date of the financial statements. These financial statements include all normal and recurring adjustments necessary for a fair presentation. The accounts of most foreign subsidiaries are consolidated as of and for the quarters and nine month periods ended August 31, 2008 and August 31, 2007 and as of November 30, 2007. No events occurred related to these foreign subsidiaries during the months of September 2008, September 2007 or December 2007 that materially affected the financial position or results of operations of the company. The results for the interim periods presented are not necessarily indicative of the results expected for the year.

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

The preliminary purchase price allocation resulted in the recognition of core technologies of $52.2 million; customer relationships of $9.2 million; other assets of $13.1 million consisting primarily of inventory and equipment; an acquisition related liability of $25.8 million; and deferred tax liabilities of $16.3 million. Core technologies and customer relationships will be amortized over the estimated useful lives of 15 and 8 years, respectively. In addition, $44.4 million was allocated to purchased research and development (“R&D”), for which technological feasibility had not been established and no alternative future use existed at the acquisition date. The purchased R&D relates to the pre-market approval (“PMA”) submitted to the U.S. Food and Drug Administration (“FDA”) for use of the LifeStent® products in the superficial femoral artery. The company recorded a charge for purchased R&D in research and development expense in its condensed consolidated statements of income. In connection with the write-off of purchased R&D, the company recorded a discrete tax benefit of $16.4 million. The value assigned to purchased R&D was determined based upon the present value of expected future cash flows associated with the product adjusted for the probability of product approval and discounted at a risk-adjusted rate. The ongoing activity with respect to the future development for this product is not expected to be material to the company’s research and development expense. The final allocation of the purchase price is expected to be completed as soon as practicable but no later than 12 months after the acquisition date.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Condensed financial information related to the discontinued operation was as follows:

	Quarter Ended September 30, 2007	Nine Months Ended September 30, 2007
(dollars in millions)
Net sales	$—	$0.3

Income from operations	—	0.1
Income tax provision	—	0.1

Income on discontinued operations	$—	$—

3. Earnings per Share

The weighted average common shares used in the computations of basic and diluted earnings per share are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
(shares in thousands)
Average common shares outstanding	99,300	102,700	99,600	103,100
Dilutive share equivalents from share-based compensation plans	3,000	3,200	3,100	3,300

Average common and common equivalent shares outstanding—assuming dilution	102,300	105,900	102,700	106,400

4. Income Taxes

The company’s effective tax rate for the quarter ended September 30, 2008 increased to approximately 31% compared to approximately 28% for the same period in 2007. The increase was due to the discrete tax effect of interest related to a remeasurement of an uncertain tax position in the quarter ended September 30, 2008. The prior year’s quarter tax rate reflected a discrete tax benefit of the revaluation of deferred taxes related to changes in certain statutory tax rates outside the United States. The company’s effective tax rate for the nine months ended September 30, 2008 increased to approximately 30% compared to approximately 29% for the same period in 2007. The increase was due to the discrete tax effect related to the Salute II charge, including the write-off of assets primarily located in a low tax jurisdiction, which was partially offset by the discrete tax effect of purchased R&D charges primarily associated with the acquisition of the assets of the Lifestent® family of stents from Edwards Lifesciences Corporation, as well as the interest adjustment for the quarter ended September 30, 2008. The prior year’s nine-month tax rate reflected the revaluation of deferred taxes related to changes in certain statutory tax rates outside the United States.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 30, 2008, the total amount of liability for unrecognized tax benefits was approximately $65.0 million (of which $57.0 million would impact the effective tax rate if recognized) plus approximately $15.9 million of accrued interest. As of December 31, 2007, the corresponding liability for unrecognized tax benefits was approximately $55.3 million plus approximately $11.7 million of accrued interest.

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

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“the Act”) was signed into law. The Act contains certain provisions that retroactively extend through December 31, 2009 the research tax credit that expired on December 31, 2007. The 2008 impact of this credit on the company’s income tax provision is estimated to be approximately $2.0 million, which will be recorded in the fourth quarter of 2008.

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

A roll forward of the notional value of the company’s forward currency and option contracts is as follows:

	Forwards	Options
(dollars in millions)
Balance, December 31, 2007	$126.5	$—
New contracts	57.1	63.6
Expired/cancelled contracts	(97.6)	—

Balance, September 30, 2008	$86.0	$63.6

At September 30, 2008, the fair value of forward currency and option contracts was recorded in either other current assets or accrued expenses in the condensed consolidated balance sheet. The fair value of forward currency contracts was $0.7 million and $(0.8) million at September 30, 2008 and December 31, 2007, respectively. The fair value of option contracts was $4.1 million at September 30, 2008. For the nine months ended September 30, 2008, the company reclassified a loss of approximately $1.8 million from accumulated other comprehensive income to other (income) expense, net and cost of goods sold in the condensed consolidated statement of income as hedged intercompany balances were settled. This reclassification was net of $0.6 million of associated tax effects.

Investments

Cash equivalents consisted of highly liquid investments purchased with original maturities of ninety days or less and amounted to $509.9 million and $458.0 million at September 30, 2008 and December 31, 2007, respectively.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-term investments consisted of high quality corporate debt securities and commercial paper purchased with maturities of less than one year and amounted to $82.2 million at December 31, 2007. These investments matured during the nine months ended September 30, 2008. There were no realized gains or losses on short-term investments reported in the nine months ended September 30, 2008 and the year ended December 31, 2007. There were unrealized gains of $0.3 million and unrealized losses of $0.1 million on short-term investments for the year ended December 31, 2007.

Available-for-sale equity securities recorded in other assets were approximately $0.8 million and $2.5 million at September 30, 2008 and December 31, 2007, respectively.

Fair Value of Financial Instruments

The following table summarizes the basis used to measure financial instruments at fair value:

	Balance at September 30, 2008	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs
(dollars in millions)
Equity securities	$0.8	$0.8	$—
Forward currency contracts	0.7	—	0.7
Option contracts	4.1	—	4.1

The fair value of equity securities was measured using quoted prices in active markets for identical items and valued using published market prices unadjusted for transaction costs. The fair value of forward currency and option contracts was measured using significant other observable inputs and valued by reference to similar financial instruments, adjusted for restrictions and other terms specific to each contract.

6. Inventories

The following is a summary of inventories:

	September 30, 2008	December 31, 2007
(dollars in millions)
Finished goods	$183.7	$143.6
Work in process	28.8	21.9
Raw materials	86.0	79.2

	$298.5	$244.7

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

As of October 23, 2008, approximately 840 federal and 1,180 state lawsuits involving individual claims by approximately 2,090 plaintiffs, as well as three putative class actions, have been filed or asserted against the company with respect to its Composix® Kugel® and certain other core hernia repair products (collectively, the “Hernia Product Claims”). One class action lawsuit consolidates eight previously-filed class action lawsuits. The company voluntarily recalled certain sizes and lots of the Composix® Kugel® product beginning in December 2005. The actions generally seek damages for personal injury resulting from use of the products. The putative class actions, none of which has been certified, seek (i) medical monitoring, (ii) compensatory damages, (iii) punitive damages, (iv) a judicial finding of defect and causation and/or (v) attorneys’ fees. On June 22, 2007, the Judicial Panel on Multidistrict Litigation transferred Composix® Kugel® lawsuits pending in federal courts nationwide into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island. The MDL court subsequently determined to include other hernia repair products in the MDL proceeding. Approximately 1,160 of the state lawsuits, involving individual claims by a substantially equivalent number of plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Hernia Product Claims are at a preliminary stage. In the vast majority of these cases, we have not yet obtained and reviewed complete information regarding the plaintiffs and their medical conditions, and consequently, we are unable to fully evaluate the claims or determine the time frame in which they may be resolved. As in most litigation of this nature, the Hernia Product Claims present a wide variety of claims, ranging from allegations of serious injury caused by the products to efforts to obtain compensation notwithstanding the absence of any injury. The company believes that many settlements and judgments relating to the Hernia Product Claims are covered in whole or in part under its product liability insurance policies with a limited number of insurance companies. There is no guarantee, however, that these amounts will be adequate to cover damages and/or costs, that insurers will not contest coverage, that insurers will be able to pay claims or that coverage will otherwise be available. While the company intends to vigorously defend the Hernia Product Claims, it cannot give any assurances that the Hernia Product Claims will not have a material adverse impact on the company’s results of operations in future periods or the company’s financial position or liquidity.

On February 21, 2007, Southeast Missouri Hospital filed a putative class action complaint on behalf of itself and all others similarly situated against the company and another manufacturer under the caption Southeast Missouri Hospital, et al. v. C. R. Bard, Inc., et al. (Civil Action No. 1:07-cv-00031, United States District Court, Eastern District of Missouri, Southeastern District). The complaint was later amended to add St. Francis Medical Center as an additional named plaintiff. Co-defendant Tyco International, Inc.’s motion to dismiss was granted and consequently Tyco is no longer a party to the action. The court recently granted the plaintiffs’ motion for class certification and determined the measurement period for any potential damages. The plaintiffs allege that the company conspired to exclude competitors from the market and that the company sought to maintain market share by engaging in conduct in violation of state and federal antitrust laws. The plaintiffs seek injunctive relief and substantial money damages. Any damages awarded under the federal antitrust laws will be subject to statutory trebling. If ultimately successful, plaintiff’s attorneys are entitled to an award of reasonable fees and costs in addition to the verdict amount. The company intends to defend this matter vigorously. The trial is currently anticipated to commence in April 2009. At this time, it is not possible to assess the likelihood of an adverse outcome or determine an estimate, or a range of estimates, of potential damages. The company cannot give any assurances that this matter will not have a material adverse impact on the company’s results of operations in a future period or the company’s financial position or liquidity.

In December 2007, a U.S. District Court jury in Arizona found that certain of W.L. Gore & Associates Inc.’s (“Gore”) ePTFE vascular grafts and stent-grafts infringe the company’s patent number 6,436,135. The jury upheld the validity of the patent and awarded the company $185 million in past damages. The jury also found that Gore willfully infringed the patent. In a second phase of the trial, the court ruled that Gore failed to prove that the patent is unenforceable due to inequitable conduct. Because the company considers this matter a gain contingency, no amounts have been recorded as of September 30, 2008.

8. Share-Based Compensation Plans

The company may grant a variety of share-based payments under the 2003 Long Term Incentive Plan of C. R. Bard, Inc. (the “2003 Plan”) and the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc. (the “Directors’ Plan”) to certain directors, officers and employees. The total number of remaining shares at September 30, 2008 that may be issued under the 2003 Plan was 2,980,066 and under the Directors’ Plan was 95,966. Shares remaining for issuance under the 2003 Plan include 2,225,000 shares authorized by the shareholders at the company’s Annual Meeting of Shareholders on April 16, 2008. Awards under the 2003 Plan may be in the form of stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, unrestricted stock and other stock-based awards. Awards under the Directors’ Plan may be in the form of stock awards, stock options or stock appreciation rights. The company has two employee share purchase programs.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recognized for share-based compensation are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
(dollars in millions)
Total cost of share-based compensation plans	$18.8	$17.6	$38.4	$40.3
Amounts capitalized in inventory and fixed assets	(0.8)	(0.4)	(1.4)	(1.2)
Amounts recognized in income for amounts previously capitalized in inventory and fixed assets	0.5	0.4	1.2	1.2

Amounts charged against income	$18.5	$17.6	$38.2	$40.3

The company granted approximately 1.2 million stock options in each of its annual grants in July 2008 and July 2007 and the fair value per stock option granted was $29.58 and $25.48, respectively. The fair value of these stock options was estimated on the date of grant using a binomial-lattice option model based on the following assumptions: risk-free interest rates of 3.28% and 4.96%, respectively; expected volatility of 26% and 22%, respectively; dividend yield of 0.7% for both valuations; and expected life of 7.5 and 6.1 years, respectively.

The anticipated purchases for 2009 and 2008 under the Management Stock Purchase Program (the “MSPP”) as of July 2008 and July 2007 were approximately 0.2 million shares in each year and the fair value per share related to these purchases was $32.53 and $30.87, respectively. The fair value of the 2009 and 2008 annual MSPP purchases was estimated in July 2008 and July 2007, respectively, using the Black-Scholes model based on the following assumptions: risk-free interest rates of 2.21% and 4.97%, respectively; expected volatility of 24% and 22%, respectively; dividend yield of 0.7%; and expected life of 0.6 years for both valuations.

As of September 30, 2008, there was approximately $98.4 million of unrecognized compensation costs related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately three years. The company repurchases shares, from time to time, on the open market to satisfy share-based payment arrangements. The company has sufficient treasury shares to satisfy expected share-based payment arrangements for the remainder of the year.

9. Pension and Other Postretirement Benefit Plans

Defined Benefit Pension Plans - The company has both tax-qualified and nonqualified, noncontributory defined benefit pension plans that together cover substantially all domestic and certain foreign employees. These plans provide benefits based upon a participant’s compensation and years of service. The components of net periodic pension expense are as follows:

	Quarter Ended September 30,
	2008			2007
(dollars in millions)	Tax Qualified Plans	Nonqualified Plans	Total	Tax Qualified Plans	Nonqualified Plans	Total
Service cost net of employee contributions	$4.0	$0.7	$4.7	$3.8	$0.6	$4.4
Interest cost	3.7	0.6	4.3	3.2	0.5	3.7
Expected return on plan assets	(4.9)	—	(4.9)	(4.3)	—	(4.3)
Amortization	0.9	—	0.9	1.3	0.1	1.4

Net periodic pension expense	$3.7	$1.3	$5.0	$4.0	$1.2	$5.2

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Nine Months Ended September 30,
	2008			2007
(dollars in millions)	Tax Qualified Plans	Nonqualified Plans	Total	Tax Qualified Plans	Nonqualified Plans	Total
Service cost net of employee contributions	$12.0	$2.0	$14.0	$11.4	$1.8	$13.2
Interest cost	11.1	1.9	13.0	9.6	1.5	11.1
Expected return on plan assets	(14.8)	—	(14.8)	(12.9)	—	(12.9)
Amortization	2.7	0.2	2.9	3.9	0.3	4.2

Net periodic pension expense	$11.0	$4.1	$15.1	$12.0	$3.6	$15.6

Other Postretirement Benefit Plans - The company does not provide subsidized postretirement healthcare benefits and life insurance coverage except to a limited number of former employees. As this plan is unfunded, contributions are made as benefits are incurred. The net periodic benefit expense was $0.2 million for each of the quarters ended September 30, 2008 and 2007. The net periodic benefit expense was $0.7 million for each of the nine month periods ended September 30, 2008 and 2007.

Employer Contributions to Defined Benefit Plans - For the nine months ended September 30, 2008 and 2007, the company made no required or voluntary contributions to its U.S. tax-qualified plan. For the nine months ended September 30, 2008 and 2007, the company made voluntary contributions of $1.7 million and $5.5 million, respectively, to the company’s non-U.S. tax-qualified plans. The company expects to contribute approximately $25.0 million to its tax-qualified pension plans in the fourth quarter of 2008.

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

	Quarter Ended September 30,		Nine Months Ended September 30
	2008	2007	2008	2007
(dollars in millions)
United States	$419.5	$378.2	$1,225.0	$1,126.9
Europe	124.8	101.9	378.7	301.6
Japan	29.4	27.7	87.5	82.2
Rest of world	43.1	37.0	126.7	108.0

	$616.8	$544.8	$1,817.9	$1,618.7

Income from continuing operations before income taxes	$160.4	$142.2	$384.1	$423.9

Depreciation	$13.1	$11.9	$38.8	$36.2

Amortization	$10.1	$8.4	$29.4	$22.9

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents net sales by disease state management:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
(dollars in millions)
Vascular	$160.6	$134.1	$474.6	$397.7
Urology	174.5	166.4	519.6	482.5
Oncology	169.3	140.9	483.0	410.6
Surgical Specialties	90.8	83.4	272.7	267.0
Other products	21.6	20.0	68.0	60.9

	$616.8	$544.8	$1,817.9	$1,618.7

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

The company’s earnings are driven by its ability to continue to generate sales of its products and improve operating efficiency. Bard’s ability to increase sales over time depends upon its success in developing, acquiring and marketing innovative and differentiated products that meet the needs of clinicians and their patients. For the nine months ended September 30, 2008, the company spent $159.1 million on research and development (“R&D”), including purchased R&D. The company expects R&D spending, excluding purchased R&D, to continue to increase in the future. The company also makes selective acquisitions of businesses, products and technologies, generally focusing on small to medium sized transactions to provide ongoing growth opportunities. In addition, the company may from time to time consider acquisitions of larger, established companies under appropriate circumstances. The company may also periodically divest lines of business in which it is not able to reasonably attain or maintain a leadership position or for other strategic reasons.

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

Results of Operations

Net Sales

Bard reported consolidated net sales for the quarter ended September 30, 2008 of $616.8 million, an increase of 13% on a reported basis (11% on a constant currency basis) over the quarter ended September 30, 2007 consolidated net sales of $544.8 million. Bard reported consolidated net sales for the nine months ended September 30, 2008 of $1,817.9 million, an increase of 12% on a reported basis (10% on a constant currency basis) over the nine months ended September 30, 2007 consolidated net sales of $1,618.7 million. Net sales “on a constant currency basis” is a non-GAAP financial measure and should not be viewed as a replacement of GAAP results. See “Management’s Use of Non-GAAP Measures” below.

Price changes had the effect of increasing consolidated net sales for the quarter ended September 30, 2008 by 0.5% compared to the same period in the prior year. Exchange rate fluctuations had the effect of increasing consolidated net sales for the quarter ended September 30, 2008 by approximately 2% as compared to the same period in the prior year. Price changes had the effect of increasing consolidated net sales for the nine months ended September 30, 2008 by 0.1% compared to the same period in the prior year. Exchange rate fluctuations had the effect of increasing consolidated net sales for the nine months ended September 30, 2008 by 2% as compared to the same period in the prior year. The primary exchange rate movement that impacts net sales is the movement of the Euro compared to the U.S. dollar. The impact of exchange rate movements on net sales is not indicative of the impact on net earnings due to the offsetting impact of exchange rate movements on operating costs and expenses, costs incurred in other currencies and the company’s hedging activities.

U.S. net sales in the quarter ended September 30, 2008 of $419.5 million increased 11% compared to $378.2 million in the prior year quarter. International net sales in the quarter ended September 30, 2008 of $197.3 million increased 18% on a reported basis (11% on a constant currency basis) compared to $166.6 million in the prior year quarter. U.S. net sales for the nine months ended September 30, 2008 of $1,225.0 million increased 9% compared to $1,126.9 million in the prior year period. International sales for the nine months ended September 30, 2008 of $592.9 million increased 21% on a reported basis (12% on a constant currency basis) compared to $491.8 million in the prior year period.

Presented below is a discussion of consolidated net sales by disease state for the quarters and nine months ended September 30, 2008 and 2007, respectively:

Product Group Summary of Net Sales

	Quarter Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2008	2007	Change	Constant Currency	2008	2007	Change	Constant Currency
Vascular	$160.6	$134.1	20%	15%	$474.6	$397.7	19%	14%
Urology	174.5	166.4	5%	4%	519.6	482.5	8%	6%
Oncology	169.3	140.9	20%	18%	483.0	410.6	18%	15%
Surgical Specialties	90.8	83.4	9%	7%	272.7	267.0	2%	—
Other	21.6	20.0	8%	8%	68.0	60.9	12%	11%

	$616.8	$544.8	13%	11%	$1,817.9	$1,618.7	12%	10%

Vascular Products - Bard markets a wide range of products for the peripheral vascular market, including endovascular products, electrophysiology products and surgical graft products. Consolidated net sales for the quarter ended September 30, 2008 of vascular products increased 20% on a reported basis (15% on a constant currency basis) compared to the prior year quarter. U.S. net sales for the quarter ended September 30, 2008 of vascular products grew 15% compared to the prior year quarter. International net sales for the quarter ended September 30, 2008 increased 26% on a reported basis (15% on a constant currency basis) compared to the prior year quarter. Consolidated net sales for the nine months ended September 30, 2008 of vascular products increased 19% on a reported basis (14% on a constant currency basis) compared to the same period in the prior year. U.S. net sales for the nine months ended September 30, 2008 of vascular products grew 11% compared to the same period in the prior year. International net sales for the nine months ended September 30, 2008 increased 29% on a reported basis (18% on a constant currency basis) compared to the same period in the prior year. The vascular group is the company’s most global business, with international net sales comprising 47% and 45% of consolidated net sales of vascular products for the quarters ended September 30, 2008 and 2007, respectively.

Consolidated net sales for the quarter ended September 30, 2008 of endovascular products increased 25% on a reported basis (21% on a constant currency basis) compared to the prior year quarter. Consolidated net sales for the nine months ended September 30, 2008 of endovascular products increased 25% on a reported basis (20% on a constant currency basis) compared to the same period in the prior year. The company’s percutaneous transluminal angioplasty balloon catheters, vena cava filters, stents, including the LifeStent® family of stents, and biopsy products contributed to the growth in this category for the quarter and nine months ended September 30, 2008.

Consolidated net sales for the quarter ended September 30, 2008 of electrophysiology products increased 20% on a reported basis (14% on a constant currency basis) compared to the prior year quarter. Consolidated net sales for the nine months ended September 30, 2008 of electrophysiology products increased 22% on a reported basis (15% on a constant currency basis) compared to the same period in the prior year. The company’s steerable diagnostic catheter and electrophysiology laboratory systems lines contributed to the growth in this category for the quarter and nine months ended September 30, 2008.

Consolidated net sales for the quarter ended September 30, 2008 of surgical graft products decreased 1% on a reported basis (5% on a constant currency basis) compared to the prior year quarter. Consolidated net sales for the nine months ended September 30, 2008 of surgical graft products decreased 2% on a reported basis (6% on a constant currency basis) compared to the same period in the prior year.

Urology Products - Bard markets a wide range of products for the urology market, including basic drainage products, continence products and urological specialty products. Bard also markets the StatLock® stabilization device products, which are used to secure many types of catheters sold by Bard and other companies. Consolidated net sales for the quarter ended September 30, 2008 of urology products increased 5% on a reported basis (4% on a constant currency basis) compared to the prior year quarter. U.S. net sales of urology products for the quarter ended September 30, 2008 grew 2% compared to the prior year quarter. International net sales for the quarter ended September 30, 2008 of urology products increased 12% on a reported basis (8% on a constant currency basis) compared to the prior year quarter. Consolidated net sales for the nine months ended September 30, 2008 of urology products increased 8% on a reported basis (6% on a constant currency basis) compared to the same period in the prior year. U.S. net sales of urology products represented 71% of consolidated net sales of urology products for the nine months ended September 30, 2008 and grew 6% compared to the same period in the prior year. International net sales for the nine months ended September 30, 2008 of urology products increased 12% on a reported basis (7% on a constant currency basis) compared to the same period in the prior year.

Basic drainage products represent the core of the company’s urology business. Consolidated net sales for the quarter ended September 30, 2008 of basic drainage products increased 11% on a reported basis (10% on a constant currency basis) compared to the prior year quarter. Consolidated net sales for the quarter ended September 30, 2008 of infection control Foley catheter products grew 18% on both a reported basis and constant currency basis compared to the prior year quarter. Consolidated net sales for the nine months ended September 30, 2008 of basic drainage products increased 10% on a reported basis (8% on a constant currency basis) compared to the same period in the prior year. Consolidated net sales for the nine months ended September 30, 2008 of infection control Foley catheters grew 17% on both a reported basis and constant currency basis compared to the same period in the prior year.

Consolidated net sales for the quarter ended September 30, 2008 of urological specialty products, which include brachytherapy products and services, decreased 8% on a reported basis (10% on a constant currency basis) compared to the prior year quarter. Consolidated net sales for the nine months ended September 30, 2008 of urological specialty products decreased 5% on a reported basis (7% on a constant currency basis) compared to the same period in the prior year. The decrease in sales of urological specialty products was primarily driven by a decline in brachytherapy sales. The company believes that the brachytherapy market has been losing procedural share to alternative therapies, a trend that may continue.

Consolidated net sales for the quarter ended September 30, 2008 of continence products increased 2% on a reported basis (1% on a constant currency basis) compared to the prior year quarter. Growth in continence products for the quarter was impacted by slowing growth in pelvic floor reconstruction products. Consolidated net sales for the nine months ended September 30, 2008 of continence products increased 9% on a reported basis

(7% on a constant currency basis) compared to the same period in the prior year. The company’s pelvic floor reconstruction product line and surgical slings were the primary growth drivers in the continence category for the nine months ended September 30, 2008.

Consolidated net sales for the quarter ended September 30, 2008 of the Statlock® stabilization device product line increased 2% on a reported basis (1% on a constant currency basis) compared to the prior year quarter. Consolidated net sales for the nine months ended September 30, 2008 of the Statlock® stabilization device product line increased 18% on both a reported and constant currency basis compared to the same period in the prior year. For the quarter and nine months ended September 30, 2008, growth of the Statlock® line of products was unfavorably impacted by increased dealer purchases in the prior year quarter in anticipation of a price increase effective in November 2007.

Oncology Products - The company’s oncology products include specialty access products used primarily for chemotherapy. Consolidated net sales for the quarter ended September 30, 2008 of oncology products grew 20% on a reported basis (18% on a constant currency basis) compared to the prior year quarter. U.S. net sales represented 75% of consolidated net sales of oncology products for the quarter ended September 30, 2008 and grew 21% compared to the prior year quarter. International net sales for the quarter ended September 30, 2008 of oncology products grew 17% on a reported basis (10% on a constant currency basis) compared to the prior year quarter. Consolidated net sales for the nine months ended September 30, 2008 of oncology products increased 18% on a reported basis (15% on a constant currency basis) compared to the same period in the prior year. U.S. net sales for the nine months ended September 30, 2008 of oncology products grew 17% compared to the same period in the prior year. International net sales for the nine months ended September 30, 2008 of oncology products grew 20% on a reported basis (11% on a constant currency basis) compared to the same period in the prior year. The company’s specialty access ports and accessories, peripherally inserted central catheters (“PICCs”) and vascular access ultrasound devices were the primary contributors to the growth in the oncology category for the quarter and nine months ended September 30, 2008.

Surgical Specialty Products - Surgical specialty products include soft tissue repair, performance irrigation and hemostasis product lines. Consolidated net sales for the quarter ended September 30, 2008 of surgical specialty products increased 9% on a reported basis (7% on a constant currency basis) compared to the prior year quarter. U.S. net sales for the quarter ended September 30, 2008 of surgical specialty products increased 6% compared to the prior year quarter. International net sales for the quarter ended September 30, 2008 of surgical specialty products increased 18% on a reported basis (11% on a constant currency basis) compared to the prior year quarter. Consolidated net sales for the nine months ended September 30, 2008 of surgical specialty products increased 2% on a reported basis (flat on a constant currency basis) compared to the same period in the prior year. U.S. net sales for the nine months ended September 30, 2008 of surgical specialty products decreased 3% compared to the same period in the prior year. International net sales for the nine months ended September 30, 2008 of surgical specialty products grew 17% on a reported basis (7% on a constant currency basis) compared to the same period in the prior year.

Consolidated net sales for the quarter ended September 30, 2008 of the company’s soft tissue repair product line, which includes core hernia repair and hernia fixation products, increased 7% on a reported basis (5% on a constant currency basis) compared to the prior year quarter due primarily to growth in sales in core hernia repair products. Consolidated net sales for the nine months ended September 30, 2008 of the company’s soft tissue repair product line increased 1% on a reported basis (decreased 2% on a constant currency basis) compared to the prior year period due primarily to: (i) the effect of the hold on the manufacture and the subsequent discontinuance of the sale of the company’s Salute II hernia fixation device; and (ii) low growth of the company’s core hernia repair products. The challenges in the soft tissue repair product line may continue.

On December 29, 2005, the company initiated a voluntary Class I product recall of its Bard® Composix® Kugel® Mesh X-Large Patch intended for ventral hernia repair. Following the recall, the U.S. Food and Drug Administration (“FDA”) conducted an inspection and issued a Form-483 notice to the company’s Davol, Inc. subsidiary identifying certain observations. The company completed corrective actions to address the observations.

On March 15, 2006, the company voluntarily expanded the December 2005 recall to include certain manufacturing lots of the large Composix® Kugel® patch and large Composix® circle. In December 2006, the company decided to voluntarily expand the March 2006 recall to include additional manufacturing lots and initiated the expanded recall on January 10, 2007.

Following the expanded recall, the FDA conducted a follow-up inspection and issued a Form-483 notice to Davol identifying certain observations regarding Davol’s quality systems. The company completed corrective actions to address the observations. On April 25, 2007, Davol received a Warning Letter from the New England District Office of the FDA resulting from the follow-up inspection. The Warning Letter relates specifically to non-conformances in Davol’s quality systems previously identified in the related Form-483 notice. The Warning Letter states that, until Davol resolves the outstanding issues covered by the Warning Letter, no premarket submissions for Class III devices to which the non-conformances are reasonably related will be cleared or approved. Davol presently has no such submissions before the FDA. The company responded to the Warning Letter and completed corrective actions to address the observations. The FDA conducted a planned re-inspection of the Davol facility in the third quarter of 2008, which resulted in the issuance of a Form-483 notice. The company is in the process of responding to the FDA’s observations and is implementing corrective actions to address them. The company cannot, however, give any assurances that the FDA will be satisfied with its response to the Warning Letter or as to the expected date of resolution of matters included in the Warning Letter or the most recent Form-483 notice.

On February 13, 2008, the FDA issued a Form-483 notice to the company in connection with an inspection of the company’s manufacturing facility located in Humacao, Puerto Rico. The Form-483 notice identified certain observations regarding the facility’s quality systems. The facility manufactures products for many of the company’s divisions and subsidiaries, including soft tissue repair products for the company’s Davol subsidiary. The company has responded to the FDA and is in the process of addressing these observations. On July 28, 2008, the company received a Warning Letter from the San Juan District office of the FDA. The Warning Letter relates specifically to non-conformances in quality systems previously identified in the related Form-483 notice. The Warning Letter states that, until the company resolves the outstanding issues covered by the Warning Letter, no premarket submissions for Class III devices to which the non-conformances are reasonably related will be cleared or approved. The company presently has no such submissions before the FDA. The company has responded to the Warning Letter and is implementing corrective actions to address the observations. However, the company cannot give any assurances that the FDA will be satisfied with its response to the Warning Letter or as to the expected date of resolution of matters included in the Warning Letter.

Other Products - The other product group includes irrigation, wound drainage and certain original equipment manufacturers’ products. Consolidated net sales of other products for the quarter ended September 30, 2008 were $21.6 million, an increase of 8% on both a reported and constant currency basis compared to the prior year quarter.
Consolidated net sales of other products for the nine months ended September 30, 2008 increased 12% on a reported basis (11% on a constant currency basis) compared to the same period in the prior year.

Costs and Expenses

The following is a summary of major costs and expenses as a percentage of net sales for the quarters and nine months ended September 30, 2008 and 2007, respectively:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of goods sold	38.8%	39.2%	39.0%	39.3%
Marketing, selling and administrative expense	29.3%	29.5%	29.2%	29.4%
Research and development expense	5.7%	6.3%	8.8%	6.1%
Interest expense	0.5%	0.5%	0.5%	0.6%
Other (income) expense, net	(0.3)%	(1.6)%	1.4%	(1.6)%

Total costs and expenses	74.0%	73.9%	78.9%	73.8%

Cost of goods sold - Cost of goods sold consists principally of the manufacturing and distribution costs of the company’s products as well as royalties and the amortization of intangible assets. The impact of incremental amortization of intangible assets acquired in the past 12 months increased cost of goods sold over the prior year quarter and nine month period in each case by approximately 40 basis points. Reductions in cost of goods sold were attributed primarily to cost improvements, which offset the impact of incremental amortization of intangible assets.

Marketing, selling and administrative expense - Marketing, selling and administrative expense consists principally of the costs associated with the company’s sales and administrative organizations. The company’s marketing, selling and administrative expense as a percentage of net sales for the quarter and nine months ended September 30, 2008 was 29.3% and 29.2%, respectively, a decrease of 20 basis points, respectively, compared to the prior year periods.

Research and development expense - Research and development expense consists of expenses related to internal research and development activities, milestone payments for third-party research and development activities and purchased R&D costs arising from the company’s business development activities. Purchased R&D payments may impact the comparability of the company’s results of operations between periods. All research and development costs are expensed as incurred. For the quarter ended September 30, 2008, the company spent approximately $35.1 million on research and development activities compared to $34.0 million in the prior year quarter. For the nine months ended September 30, 2008, the company spent approximately $159.1 million on research and development activities compared to $99.2 million in the prior year period. Included in the research and development costs for the nine months ended September 30, 2008 was purchased R&D of approximately $49.3 million primarily associated with the acquisition of the LifeStent® family of stents from Edwards Lifesciences.

Interest expense - Interest expense for the quarter ended September 30, 2008 increased to $3.1 million from $2.9 million in the prior year quarter. Interest expense for the nine months ended September 30, 2008 increased to $9.1 million from $8.8 million for the nine months ended September 30, 2007.

Other (income) expense, net - The table below presents the components of other (income) expense, net for the quarters and nine months ended September 30, 2008 and 2007, respectively:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2008	2007	2008	2007
Interest income	$(3.9)	$(8.1)	$(13.7)	$(23.4)
Foreign exchange losses (gains)	1.7	(0.4)	2.7	(1.1)
Asset disposition	—	—	36.8	—
Other, net	0.3	(0.4)	0.9	(0.6)

	$(1.9)	$(8.9)	$26.7	$(25.1)

Interest income - For the quarter ended September 30, 2008, interest income was approximately $3.9 million, compared to approximately $8.1 million for the prior year quarter. For the nine months ended September 30, 2008, interest income was approximately $13.7 million, compared to $23.4 million for the nine months ended September 30, 2007. The decrease for these periods was primarily due to lower average balances of cash and cash equivalents and lower interest rates.

Asset disposition - For the quarter and nine months ended September 30, 2008, the amount reflects a non-cash charge related to the write-off of certain assets related to the company’s decision to discontinue the sale of the Salute II hernia fixation device. See Note 2 of the Notes to Condensed Consolidated Financial Statements.

Other, net - For the quarter and nine months ended September 30, 2008, the amount includes $1.3 million of reorganization costs and a $0.7 million gain related to the sale of an asset.

Income tax provision

The company’s effective tax rate for the quarter ended September 30, 2008 increased to approximately 31% compared to approximately 28% for the same period in 2007. The increase was due to the discrete tax effect of interest related to a remeasurement of an uncertain tax position in the quarter ended September 30, 2008. The prior year’s quarter tax rate reflected a discrete tax benefit of the revaluation of deferred taxes related to changes in certain statutory tax rates outside the United States. The company’s effective tax rate for the nine months ended September 30, 2008 increased to approximately 30% compared to approximately 29% for the same period in 2007. The increase was due to the discrete tax effect related to the Salute II charge, including the write-off of assets primarily located in a low tax jurisdiction, which was partially offset by the discrete tax effect of the purchased R&D charges primarily associated with the acquisition of the assets of the Lifestent® family of stents from Edwards Lifesciences, as well as the interest adjustment for the quarter ended September 30, 2008. The prior year’s nine-month tax rate reflected the revaluation of deferred taxes related to changes in certain statutory tax rates outside the United States.

Net Income and Earnings Per Share

Net income and diluted earnings per share for the third quarter of 2008 were $111.2 million and $1.09, respectively. Net income and diluted earnings per share for the prior year quarter were $102.1 million and $0.96, respectively. Net income and diluted earnings per share for the nine months ended September 30, 2008 were $267.1 million and $2.60, respectively. Net income and diluted earnings per share for the nine months ended September 30, 2007 were $301.2 million and $2.83, respectively. The current year nine month period reflects after-tax purchased R&D charges of $31.1 million, or $0.30 per share, primarily associated with the acquisition of the assets of the Lifestent® family of stents from Edwards Lifesciences and a non-cash charge for the write off of assets related to the Salute II hernia fixation device of $34.9 million after-tax, or $0.34 per share.

Liquidity and Capital Resources

The company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Significant factors affecting the management of liquidity are cash flows generated from operating activities, capital expenditures, acquisitions of businesses and technologies, cash dividends and common stock repurchases. Cash balances and cash provided from operations continue to be the company’s primary source of funds. While the financial markets continue to experience significant challenges, the company believes, should it be necessary, that it could borrow adequate funds to meet any additional operating needs. The table below summarizes certain liquidity measures as of September 30, 2008 and 2007, respectively:

	2008	2007
(dollars in millions)
Working capital	$1,027.3	$1,010.8

Current ratio	4.57/1	5.26/1

For the nine months ended September 30, 2008, the company generated $378.7 million in cash flow from continuing operations, compared to the $378.9 million generated in the prior year period.

For the nine months ended September 30, 2008, the company used $112.1 million in cash for investing activities from continuing operations, compared to the $106.9 million used in the prior year period. In 2008, the company paid $76.3 million for the purchase of the assets of the LifeStent® family of stents from Edwards Lifesciences which included direct acquisition costs paid as of September 30, 2008. In addition, the company paid $65.7 million, for the purchase of Specialized Health Products which included direct acquisition costs paid as of September 30, 2008. In the prior year, the company paid $33.8 million to acquire the assets of Inrad, Inc.’s biopsy marker business. Net cash provided by the change in short-term investments, net, which matured in the year-to-date period, was $82.1 million compared with net cash used of $3.4 million in the prior year period. Capital expenditures were approximately $35.4 million and $36.2 million for the nine months ended September 30, 2008 and 2007, respectively.

For the nine months ended September 30, 2008, the company used $207.1 million in cash for financing activities from continuing operations, compared to the $226.4 million used in the prior year period. Total debt was $149.8 million and $150.6 million at September 30, 2008 and December 31, 2007, respectively. Total debt to total capitalization was 7.1% and 7.5% at September 30, 2008 and December 31, 2007, respectively. The company spent approximately $227.0 million to repurchase 2,361,492 shares of common stock in the nine months ended September 30, 2008 compared with approximately $263.3 million to repurchase 3,199,938 shares of common stock in the prior year period. At September 30, 2008, a total of $149.0 million remained under the company’s $500 million share repurchase authorization approved by the Board of Directors in 2007. The company paid cash dividends of $0.46 per share and $0.43 per share for the nine months ended September 30, 2008 and 2007, respectively.

The company maintains a committed syndicated bank credit facility with a $400 million five-year credit agreement that expires in June 2012. The credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The facility includes pricing based on the company’s long-term credit rating and includes a financial covenant that limits the amount of total debt to total capitalization. There were no outstanding borrowings or commercial paper borrowings at September 30, 2008 and December 31, 2007. In addition, a wholly owned foreign subsidiary of the company maintained a $250 million syndicated bank credit facility to be used for general corporate needs. The facility expired on October 21, 2008. There were no outstanding borrowings under the facility at September 30, 2008 and December 31, 2007.

During the quarter ended September 30, 2008, Moody’s Investor Services upgraded the company’s long-term debt rating to “A3” from “Baa1” and affirmed the company’s short-term rating of “P-2”.

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

•	the ability to obtain appropriate levels of product liability insurance on reasonable terms; and

•	the ability to recover claims from insurance companies.

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

•

product liability claims, including lawsuits seeking class action status or seeking to establish multi-district litigation proceedings, including with respect to our Composix® Kugel® and certain other core hernia repair products;

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

General economic conditions, including:

•	international and domestic business conditions;

•	political or economic instability in foreign countries;

•	interest rates;

•	foreign currency exchange rates;

•	changes in the rate of inflation; and

•	stability of global financial markets.

Other factors beyond our control, including catastrophes, both natural and man-made, earthquakes, floods, fires, explosions, acts of terrorism or war.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The quantitative and qualitative disclosures about market risk are discussed in Item 7A in the company’s 2007 Annual Report on Form 10-K. There have been no material changes in information reported since the year ended December 31, 2007, except with respect to the fair value measurement of the company’s $149.8 million of 6.7% notes due 2026. The fair value of the notes approximated $130.5 million at September 30, 2008, compared to $158.3 million at December 31, 2007. Assuming a 100 basis point increase or decrease in market interest rates and assuming that the notes are held to maturity, the market value of the notes would approximate $118.5 million or $144.3 million, respectively, on September 30, 2008.

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

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of September 30, 2008. Based upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2008, the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) provide reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

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

As of October 23, 2008, approximately 840 federal and 1,180 state lawsuits involving individual claims by approximately 2,090 plaintiffs, as well as three putative class actions, have been filed or asserted against the company with respect to its Composix® Kugel® and certain other core hernia repair products (collectively, the “Hernia Product Claims”). One class action lawsuit consolidates eight previously filed class action lawsuits. The company voluntarily recalled certain sizes and lots of the Composix® Kugel® product beginning in December 2005. The actions generally seek damages for personal injury resulting from use of the products. The putative class actions, none of which has been certified, seek (i) medical monitoring, (ii) compensatory damages, (iii) punitive damages, (iv) a judicial finding of defect and causation and/or (v) attorneys’ fees. On June 22, 2007, the Judicial Panel on Multidistrict Litigation transferred Composix® Kugel® lawsuits pending in federal courts nationwide into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island. The MDL court subsequently determined to include other hernia repair products in the MDL proceeding. Approximately 1,160 of the state lawsuits, involving individual claims by a substantially equivalent number of plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions.

The Hernia Product Claims are at a preliminary stage. In the vast majority of these cases, we have not yet obtained and reviewed complete information regarding the plaintiffs and their medical conditions, and consequently, we are unable to fully evaluate the claims or determine the time frame in which they may be resolved. As in most litigation of this nature, the Hernia Product Claims present a wide variety of claims, ranging from allegations of serious injury caused by the products to efforts to obtain compensation notwithstanding the absence of any injury. The company believes that many settlements and judgments relating to the Hernia Product Claims are covered in whole or in part under its product liability insurance policies with a limited number of insurance companies. There is no guarantee, however, that these amounts will be adequate to cover damages and/or costs, that insurers will not contest coverage, that insurers will be able to pay claims or that coverage will otherwise be available. While the company intends to vigorously defend the Hernia Product Claims, it cannot give any assurances that the Hernia Product Claims will not have a material adverse impact on the company’s result of operations in future periods or the company’s financial position or liquidity.

On February 21, 2007, Southeast Missouri Hospital filed a putative class action complaint on behalf of itself and all others similarly situated against the company and another manufacturer under the caption Southeast Missouri Hospital, et al. v. C. R. Bard, Inc., et al. (Civil Action No. 1:07-cv-00031, United States District Court, Eastern District of Missouri, Southeastern District). The complaint was later amended to add St. Francis Medical Center as an additional named plaintiff. Co-defendant Tyco International, Inc.’s motion to dismiss was granted and consequently Tyco is no longer a party to the action. The court recently granted the plaintiffs’ motion for class certification and determined the measurement period for any potential damages. The plaintiffs allege that the company conspired to exclude competitors from the market and that the company sought to maintain the company’s market share by engaging in conduct in violation of state and federal antitrust laws. The plaintiffs seek injunctive relief and substantial money damages. Any damages awarded under the federal antitrust laws will be subject to statutory trebling. If ultimately successful, plaintiff’s attorneys are entitled to an award of reasonable fees and costs in addition to the verdict amount. The company intends to defend this matter vigorously. The trial is currently anticipated to commence in April 2009. At this time, it is not possible to assess the likelihood of an adverse outcome or determine an estimate, or a range of estimates, of potential damages. The company cannot give any assurances that this matter will not have a material adverse impact on the company’s results of operations in a future period or the company’s financial position or liquidity.

In December 2007, a U.S. District Court jury in Arizona found that certain of W.L. Gore & Associates Inc.’s (“Gore”) ePTFE vascular grafts and stent-grafts infringe the company’s patent number 6,436,135. The jury upheld the validity of the patent and awarded the company $185 million in past damages. The jury also found that Gore willfully infringed the patent. In a second phase of the trial, the court ruled that Gore failed to prove that the patent is unenforceable due to inequitable conduct. Because the company considers this matter a gain contingency, no amounts have been recorded as of September 30, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
		Open Market Purchases
Period	Employee Benefit Plan Shares Surrendered For Taxes(1)	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs(2)
July 1 - July 31, 2008	2,186	—	$—	—	$195,159,674
August 1 - August 31, 2008	—	493,000	93.72	493,000	148,957,138
September 1 - September 30, 2008	3,803	—	—	—	148,957,138

Total	5,989	493,000	$93.72	493,000	$148,957,138

(1)	Transactions represent the purchase of restricted shares from employees to satisfy tax withholding requirements on the vesting of equity-based awards. None of these transactions were made in the open market.
(2)	On October 10, 2007, the Board of Directors approved the repurchase of up to $500 million of common stock of the company.

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

Item 6. Exhibits

(a)	Exhibit 10bt* – Form of Aircraft Time Sharing Agreement between the company and certain of its named executive officers
(b)	Exhibit 12.1 – Computation of Ratio of Earnings to Fixed Charges
(c)	Exhibit 31.1 – Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
(d)	Exhibit 31.2 – Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer
(e)	Exhibit 32.1 – Section 1350 Certification of Chief Executive Officer
(f)	Exhibit 32.2 – Section 1350 Certification of Chief Financial Officer

*This exhibit constitutes a management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C. R. BARD, INC.
(Registrant)

/s/ TODD C. SCHERMERHORN
Todd C. Schermerhorn Senior Vice President and Chief Financial Officer
Date: October 27, 2008

/s/ FRANK LUPISELLA JR.
Frank Lupisella Jr. Vice President and Controller

INDEX TO EXHIBITS

Number
10bt*	Form of Aircraft Time Sharing Agreement between the company and certain of its named executive officers
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

*	This exhibit constitutes a management contract or a compensatory plan or arrangement.