Form 10-K
period 2008-12-31
BARD C R INC /NJ/
filed 2009-02-26
CIK 9892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $8,736,939,400 based on the closing price of stock traded on the New York Stock Exchange on June 30, 2008. As of January 30, 2009, there were 99,430,986 shares of Common Stock, $.25 par value per share, outstanding.

The company’s definitive Proxy Statement in connection with its 2009 annual meeting of shareholders is incorporated by reference with respect to certain information contained therein in Part III of this Form 10-K.

C. R. BARD, INC. AND SUBSIDIARIES

PART I

Item 1. Business

General

C. R. Bard, Inc. (the “company” or “Bard”) is engaged in the design, manufacture, packaging, distribution and sale of medical, surgical, diagnostic and patient care devices. Charles Russell Bard founded the company in 1907. In 1923, the company was incorporated as C. R. Bard, Inc. and distributed an assortment of urological and surgical products. Bard became a publicly traded company in 1963 and began trading on the New York Stock Exchange five years later. The company sells a broad range of products worldwide to hospitals, individual healthcare professionals, extended care facilities and alternate site facilities. In general, Bard’s products are intended to be used once and then discarded or implanted either temporarily or permanently. The company holds market leading positions in vascular, urology, oncology and surgical specialty products. Bard’s product strategy is based on the following tenets, which are designed to position the company for continued growth:

•	Clinician Preference - Bard targets markets where clinicians drive purchasing decisions based on the benefits a product provides to patients.

•	Product Leadership - The company pursues opportunities in markets where products that consistently provide superior clinical outcomes and medical economic value can attain a leadership position.

•	Market Growth - Bard focuses its investments in fast growing and/or under-served markets.

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

Bard’s execution of this strategy has helped the company establish market leadership positions across its four product group categories. In 2008, approximately 81% of the company’s net sales were derived from product lines in which the company holds a number one or number two market share position.

Product Group Information

The company reports its sales in four major product group categories: vascular, urology, oncology and surgical specialties. The company also has a product group of other products. The following table sets forth for the three years ended December 31, 2008, 2007 and 2006 the approximate percentage contribution by category to Bard’s consolidated net sales on a worldwide basis.

	For the Years Ended December 31,
	2008	2007	2006
Vascular	26%	24%	24%
Urology	29%	30%	30%
Oncology	26%	25%	24%
Surgical Specialties	15%	17%	18%
Other	4%	4%	4%

Total net sales	100%	100%	100%

Vascular Products

Bard develops, manufactures and markets a wide range of products for the peripheral vascular market. Bard’s line of minimally invasive vascular products includes percutaneous transluminal angioplasty (“PTA”) catheters, guidewires, introducers and accessories, peripheral vascular stents and stent grafts, vena cava filters and biopsy devices; electrophysiology products, including electrophysiology laboratory systems and diagnostic, therapeutic and temporary pacing electrode catheters; and fabrics, meshes and implantable vascular grafts. The combination of a low-profile catheter and high-pressure balloon have made Bard’s Conquest™ Atlas® and Dorado® PTA catheters popular choices of clinicians for the treatment of arterial venous access stenosis and peripheral artery disease. In the fourth quarter of 2008 the company received Pre-Market Approval (“PMA”) from the United States Food and Drug Administration (“FDA”) for vascular stenting indications for its Flair™ AV (arterial venous) Access Stent Graft and its E•Luminexx™ Iliac Stent. In January 2008, Bard acquired the LifeStent® family of stents from Edwards Lifesciences Corporation. In 2008, these stents were available in the United States for biliary indications only. In February 2009, the FDA approved a PMA application for superficial femoral artery and proximal popliteal artery indications for the LifeStent® product. Bard’s G2® and G2™ Express vena cava filters are indicated for permanent implant or removal after the threat of blood clots traveling from the lower extremities to a patient’s lungs has passed. Bard’s Vacora® device combines the benefits of a vacuum-assisted biopsy sample with a portable, self-contained needle system for the diagnosis of breast tumors. In 2006, the company launched its HD (high-density) Mesh Ablation Catheter in Europe for the diagnosis and treatment of atrial fibrillation, the most commonly diagnosed sustained cardiac arrhythmia. In 2008, the company commenced a clinical trial for the approval of the device in the United States.

Urology Products

The Foley catheter, which Bard introduced in 1934, remains one of the most important products in the urology field. Foley catheters continue to be marketed in individual sterile packages and in sterile procedural kits and trays, a concept pioneered by Bard. The company has a market-leading position in Foley catheters, currently Bard’s largest selling urology product. This product line includes the infection control Foley catheter (Bardex® I.C. Foley catheter), which has been proven to substantially reduce the rate of urinary tract infections. The company expanded its infection control franchise in 2007 with the launch of the Agento™ IC infection control endotracheal tube for the prevention of ventilator associated pneumonia (“VAP”). The device uses Bard’s proprietary silver coating technology to help prevent VAP without the use of antibiotics. Other urology products include: surgical slings used to treat stress urinary incontinence; natural and synthetic devices for the treatment of pelvic floor and vaginal prolapse; brachytherapy services, devices and radioactive seeds used to treat prostate cancer; urine monitoring and collection systems; ureteral stents; and specialty devices for ureteroscopic procedures and stone removal. In 2006, Bard acquired Venetec International, Inc. (“Venetec”) and its StatLock® line of catheter stabilization products. The proprietary StatLock® catheter stabilization device is used primarily to secure peripheral intravenous catheters, thereby reducing restarts and other complications. This device is also used to secure many other types of catheters sold by Bard and other companies. Also, in the third quarter of 2008, the company launched the Dignicare™ line of fecal incontinence products.

Oncology Products

Bard’s oncology products cover a wide range of devices used in the treatment and management of various cancers and other diseases and disorders. These include specialty access catheters, ports, vascular access ultrasound devices and enteral feeding devices. The company’s specialty access products, used primarily for chemotherapy, serve a well-established market in which Bard holds a leading position. The features and benefits of the company’s broad line of peripherally inserted central catheters (“PICCs”) have allowed Bard to capitalize on the fastest growing segment of the specialty access market. The company’s PowerPICC® catheters and PowerPort® devices can also be used to inject contrast media at high flow rates. These devices eliminate the need to place an additional catheter in the significant number of PICC and port recipients who also require contrast enhanced CT

(computed tomography) scans. Bard’s Site-Rite® vascular access ultrasound device and Sherlock™ tip locator system help nurses place a PICC catheter at a patient’s bedside making PICCs a more convenient and cost-effective treatment option.

Surgical Specialty Products

Bard’s surgical specialty products include patches and fixation systems for hernia and other soft tissue repairs, irrigation devices for orthopaedic, laparoscopic and gynecological procedures and products for topical hemostasis. Soft tissue repair products consist of hernia repair implants, including both synthetic and natural tissue configurations, and hernia implant fixation devices. Within the hernia implants line, Bard’s PerFix® plug has significantly improved the way inguinal or groin hernias are repaired and has reduced procedure times from hours to minutes. Hernia operations using the PerFix® plug can be done in an outpatient setting in as little as 20 minutes. The patient generally can return to normal activity after minimal recovery time. The company also markets products for the repair of ventral or abdominal hernias. Products such as the Ventralex®, Collamend® and Allomax™ hernia patches have made Bard a market leader in this segment of the hernia repair market. In the fourth quarter of 2008, the company launched the Ventrio™ line of ventral hernia repair patches, which includes a resorbable self-deployment ring. In December 2007, Bard began to market the Sepramesh® IP hernia repair patch. The Sepra® bioresorbable adhesion barrier complements Bard’s ePTFE barrier products to give the company a broader presence in the ventral hernia repair market. Bard’s line of natural tissue hernia products, including the Collamend® and Allomax™ patches, are used to repair complex ventral hernias. In complex hernias, pre-existing infections or high risk of infection precludes the use of synthetic mesh for the repair. In 2007, the company acquired the Permasorb™ fixation device, which was the first such device on the market to utilize a bioresorbable tack to attach a hernia repair patch to the host tissue.

International

Bard markets its products through subsidiaries and joint ventures in over 100 countries outside the United States. The products sold in the company’s international markets include many of the products described above. However, the principal markets, products and methods of distribution in the company’s international businesses vary with market size and stage of development. The company’s principal international markets are in Europe and Japan. Generally the company maintains a geographically-based sales organization that it believes gives it greater flexibility in international markets. Approximately 75% of international sales are of products manufactured by Bard in the United States, Puerto Rico or Mexico. For financial reporting purposes, revenues, income from continuing operations before tax provision and long-lived assets in significant geographic areas are presented in Note 13 Segment Information of the notes to consolidated financial statements included in this Form 10-K.

Bard’s foreign operations are subject to certain financial and other risks, and international operations in general present complex tax and cash management issues requiring sophisticated analysis to meet the company’s financial objectives. Relationships with customers and effective terms of sale frequently vary by country. Trade receivable balances outside the United States generally are outstanding for longer periods than in the United States. Inventory management is also an important business concern due to the potential for rapidly changing business conditions and currency exposure. Currency exchange rate fluctuations can affect income and cash flows of international operations. The company attempts to hedge some of these currency exposures to help reduce the effects of foreign exchange fluctuations on the business. For more information, see “Quantitative and Qualitative Disclosures About Market Risk”, Note 5 Financial Instruments of the notes to consolidated financial statements and Item 1A. “Risk Factors” included in this Form 10-K.

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

In keeping with the increased emphasis on cost-effectiveness in healthcare delivery, the trend among hospitals and other customers of medical device manufacturers is to consolidate purchases to enhance purchasing power. The medical device industry has also experienced some consolidation, partly in order to offer a broader range of products to large purchasers. As a result, sales transactions are more complex and tend to involve more significant contracts than in the past. This enhanced purchasing power has placed pressure on product pricing. For more information, see Item 1A. “Risk Factors.”

Marketing

The company’s products are distributed domestically directly to hospitals and other healthcare institutions as well as through numerous hospital/surgical supply and other medical specialty distributors with whom the company has distribution agreements. In international markets, products are distributed either directly or through distributors with the practice varying by country. Full-time representatives of the company in domestic and international markets carry on sales promotion. Sales to distributors, which supply the company’s products to many end users, accounted for approximately 33% of the company’s net sales in each of the years 2008, 2007 and 2006, and the five largest distributors combined accounted for approximately 65%, 67% and 70%, respectively, of such sales for the corresponding years. No single customer accounted for more than 10% of the company’s consolidated net sales in 2008 or in 2007. The largest distributor, Owens & Minor, Inc., accounted for more than 10% of the company’s net sales in 2006.

In order to service its customers, optimize logistics, lower facilities costs and reduce finished goods inventory levels, the company operates consolidated distribution facilities in both the United States and Europe. Orders are normally shipped within a matter of days after receipt. Backlog is not considered a significant issue for the company.

Most of the products sold by the company, whether manufactured by the company or by others, are sold under the BARD® trade name or trademark and/or other trademarks owned by the company. Products manufactured for the company by outside suppliers are generally produced according to the company’s specifications.

Available Information

The company makes available, free of charge, on its website located at www.crbard.com, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports, as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC.

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

Regulation

The development, manufacture, sale and distribution of the company’s products are subject to comprehensive government regulation both within and outside the United States. Government regulation, including detailed inspection of and controls over research and laboratory procedures, clinical investigations, manufacturing, marketing, sampling, distribution, record keeping and storage and disposal practices, substantially increases the time, difficulty and costs incurred in obtaining and maintaining the approval to market newly developed and existing products. Government regulatory actions can result in the seizure or recall of products, suspension or revocation of the authority necessary for their production and sale and other civil or criminal sanctions. For more information, see Item 1A. “Risk Factors.”

Medical device laws are in effect in many of the countries in which the company does business outside the United States. These range from comprehensive device approval requirements for some or all of the company’s medical device products to requests for product data or certifications. Inspection of and controls over manufacturing as well as monitoring of device-related adverse events are also components of most of these regulatory systems. The number and scope of these requirements are increasing. For more information, see Item 1A. “Risk Factors.”

Third-Party Reimbursement and Healthcare Cost Containment

Reimbursement remains an important strategic consideration in the development and marketing of medical devices and procedures. Difficulty in obtaining coverage, coding and payment can be a significant barrier to the commercial success of a new product or procedure. The consequences can include slow adoption in the marketplace and inadequate payment levels that can linger for months or even years. For more information, see Item 1A. “Risk Factors.”

Bard’s products are purchased principally by hospitals or physicians, which typically bill various third-party payors, such as governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care plans, for the healthcare services provided to their patients. The ability of customers to obtain appropriate reimbursement for products and services from third-party payors is critical to the success of medical device companies because it can affect which products customers purchase and the prices they are willing to pay. Manufacturers such as Bard rely on insurance reimbursement to create favorable markets for their products, while providers depend on this reimbursement to incorporate new products into their medical practices. As the largest single insurer in the United States, Medicare has a profound influence on the healthcare market. The Center for Medicare and Medicaid Services (“CMS”) formulates national and local coverage policy and sets payment rates for facilities and physician providers. Additionally, most private payors will follow the lead of CMS when developing their policies and payment rates. Technology assessment organizations, including the one run by Blue Cross Blue Shield Association, are consulted by public and private payors to evaluate the relative merits of new technologies and their impact on net health outcomes in an effort to get as much value for the healthcare dollar as possible.

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

Third-party payors for hospital services in the United States and abroad are increasingly focused on strategies to control spending on healthcare and reward improvements in quality and patient outcomes. In addition, in an effort to better align incentives for providers, CMS and several large commercial payors have recently adopted policies that will cease to pay for certain preventable, hospital-acquired infections such as catheter-associated urinary tract infections. The company believes that the Bardex® IC products are well-positioned to help its customers prevent certain hospital acquired infections. The uncertainty and complexity of future legislation and payor requirements, however, make it difficult to ultimately predict the impact on our business.

Raw Materials

The company uses a wide variety of readily available oil-based resins, textiles, alloys and latex materials for conversion into its devices. These materials are primarily purchased from external suppliers. Certain of the raw materials are available only from single-source suppliers. Materials are purchased from selected suppliers for reasons of quality assurance, sole-source availability, cost effectiveness or constraints resulting from regulatory requirements. Bard works closely with its suppliers to assure continuity of supply while maintaining high quality and reliability. For more information, see Item 1A. “Risk Factors.”

Environment

The company is subject to various environmental laws and regulations both within and outside the United States. The operations of the company, like those of other medical device companies, involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. While the company continues to make capital and operational expenditures relating to compliance with existing environmental laws and regulations, management believes that such compliance will not have a material impact on the company’s competitive position, financial position, results of operations or liquidity. For more information, see Item 3. “Legal Proceedings.”

Employees

The company had approximately 11,000 employees as of December 31, 2008.

Seasonality

The company’s business is not affected to any material extent by seasonal factors.

Research and Development

The company is engaged in both internal and external research and development in an effort to introduce new products, to enhance the effectiveness, ease of use, safety and reliability of its existing products and to expand the applications for which the uses of its products are appropriate. The company is dedicated to developing and acquiring technologies that will furnish healthcare providers with a more complete line of products to treat medical conditions through less invasive procedures and in a cost-effective manner. The company’s research and development expenditures from continuing operations were $199.1 million in 2008, $135.8 million in 2007, and $144.9 million in 2006. The company evaluates developing technologies in areas where it may have technological or marketing expertise for possible investment or acquisition.

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

The company owns an extensive portfolio of patents and has numerous patent applications pending in the United States and in certain foreign countries that relate to aspects of the technology used in many of the company’s products. The company’s policy is to file patent applications in the United States and foreign countries where rights are available and where the company believes it is commercially advantageous to do so. However, the standards for international protection of intellectual property vary widely. The company does not consider its business to be materially dependent upon any individual patent. For more information, see Item 1A. “Risk Factors.”

Item 1A. Risk Factors

An investor should carefully consider the risks described below, as well as other information contained in this Annual Report on Form 10-K or in our other filings with the Securities and Exchange Commission, in evaluating our business. Additional risks not presently known to us or that we currently deem immaterial may also adversely affect our business. The occurrence of any of these events or circumstances could individually or in the aggregate have a material adverse effect on our business, financial position, liquidity, and/or results of operations.

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

These problems could lead to a recall of, or safety alert relating to, one or more of our products and could ultimately result, in certain cases, in the removal of these products from the body and claims against us for costs associated with the removal. Any recall, whether voluntary or required by the FDA or similar governmental authorities in other countries, could result in significant costs and significant negative publicity. Negative publicity, whether accurate or inaccurate, could reduce market acceptance of our products, harm our reputation, decrease demand for our products, result in the loss of customers, lead to product withdrawals and/or harm our ability to market our products in the future. The foregoing problems could also result in product liability claims being brought by individuals or by groups seeking to represent a class or establish multi-district litigation proceedings, and while we believe that many settlements and judgments may be covered in whole or in part under our product liability insurance policies with a limited number of insurance companies, there is no guarantee that these amounts will be adequate to cover damages and/or costs, that insurers will be able to pay claims or that coverage will be otherwise available. See Item 3. “Legal Proceedings” below for a description of lawsuits filed or asserted against us, including with respect to our Hernia Repair products. Moreover, in some circumstances adverse events arising from or associated with the design, manufacture or marketing of our products could result in the FDA suspending or delaying its review of our applications for new product approvals. Any of the foregoing problems could have a material adverse effect on our business, financial position, liquidity and results of operations.

We face intense competition from other companies, and our inability to continue to effectively develop, acquire and/or market new products and technologies could have an adverse effect on our business and results of operations.

The medical device business is intensely competitive and is characterized by rapid technological change. Our customers consider many factors when choosing among products, including product features and reliability, product quality, product technology, clinical outcomes, product availability, price and product services provided by the manufacturer. Product introductions, alternative therapies or enhancements by competitors that provide better features and/or lower pricing, may make our products or proposed products obsolete or less competitive.

As a result, we engage in product development and improvement programs to maintain and improve our competitive position. We may not, however, be successful in enhancing existing products or developing new products or technologies that will achieve regulatory approval or receive market acceptance. As part of our competitive strategy, we also pursue the acquisition of complementary businesses, technologies and products to facilitate our future business strategies. We may not be able to identify appropriate acquisition candidates, consummate transactions or obtain agreements with favorable terms. Further, once a business is acquired, any inability to successfully integrate the business, failure to retain and develop its workforce or failure to establish and maintain appropriate controls could adversely affect our ability to realize the anticipated benefits of any acquisition. If we fail to develop new products, enhance existing products or identify, acquire and integrate complementary businesses, technologies and products, or otherwise compete effectively, our business and results of operations could be adversely affected.

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

Further legislative or administrative reforms to the U.S. or international reimbursement systems in a manner that significantly reduces reimbursement for procedures using our medical devices or denies coverage for these procedures, or adverse decisions relating to our products by administrators of these systems in coverage or reimbursement issues, would have an adverse impact on the acceptance of our products and the prices that our customers are willing to pay for them. These outcomes, along with cost containment measures, could have a material adverse effect on our business and results of operations.

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

In addition, the healthcare industry is under scrutiny from state governments and the federal government with respect to industry practices in the area of sales and marketing. If our marketing or sales activities fail to comply with the FDA’s regulations or guidelines, or other applicable laws, we may be subject to warnings from the FDA or enforcement actions from the FDA or other enforcement bodies. In the recent past, medical device manufacturers have been the subject of investigations from state and federal prosecutors related to their relationships with doctors, among other activities or practices. See Item 3. “Legal Proceedings” below for a description of a subpoena received by the company’s Urological Division relating to the Division’s brachytherapy business. If an enforcement action involving the company were to occur, it could result in penalties, fines, the exclusion of our products from reimbursement under federally-funded programs and/or prohibitions on our ability to sell our products, and could have a material adverse effect on our business and results of operations.

We operate in many parts of the world and our policies require compliance with the FCPA. Failure to comply with the FCPA could subject the company to civil or criminal penalties and could have a material adverse effect on our business and results of operations.

In addition, lawsuits by employees, customers, licensors, licensees, suppliers, business partners, distributors, shareholders or competitors with respect to how we conduct our business could be very costly and could substantially disrupt our business. Disputes from time-to-time with companies or individuals are not uncommon, and we cannot assure you that we will be able to resolve these disputes on terms favorable to us. See Item 3. “Legal Proceedings” below for a description of lawsuits against the company, including the lawsuit entitled

St. Francis Medical Center, et al. v. C. R. Bard, Inc., et al. The occurrence of an adverse monetary or equitable judgment or a large expenditure in connection with a settlement of any of these matters could have a material adverse effect on our business, financial position, liquidity and results of operations.

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

We rely on a combination of patents, trade secrets and nondisclosure agreements to protect our proprietary intellectual property and will continue to do so. Although these patents, trade secrets and nondisclosure agreements may not successfully protect our intellectual property, we intend to defend against threats to our intellectual property. Our pending patent applications may not result in patents issuing to us, and patents issued to or licensed by us in the past or in the future may be challenged, invalidated or circumvented and these patents may not be sufficiently broad to provide us with a competitive advantage. In addition, we operate in foreign markets where protection or enforcement of intellectual property rights may be weaker than in the United States, and inadequate patent protection in those markets may adversely affect our competitive position. Third parties could also obtain patents that may require us to negotiate licenses to conduct our business, and we cannot assure you that the required licenses would be available on reasonable terms or at all. Any inability to protect our intellectual property or obtain necessary licenses could have a material adverse effect on our business or results of operations. For more information, see Item 3. “Legal Proceedings.”

Our international sales and operations are subject to risks and uncertainties that vary by country and which could have a material impact on our business or results of operations.

Sales outside the U.S. accounted for approximately 32 percent of our net sales in 2008. We anticipate that sales from international operations will continue to represent a significant portion of our total sales. In addition, many of our manufacturing facilities and suppliers are located outside of the United States. As a result, our sales and profitability from our international operations and our ability to implement our overall business strategy are subject to risks and uncertainties that can vary by country, including those related to political and economic conditions, foreign currency exchange rate fluctuations, changes in tax laws, regulatory and reimbursement programs and policies, and the protection of intellectual property rights.

Current economic instability could adversely affect our operations.

Financial markets and the economies in the United States and internationally have experienced extreme disruption and volatility and conditions could worsen. This has resulted in severely diminished liquidity and credit availability in the market, which could impair our ability to access capital or adversely affect our operations. The economic downturn may also, among other things:

•	create downward pressure on the pricing of our products;

•	affect the collection of accounts receivable;

•	increase the sales cycle for certain of our products;

•	slow the adoption of new technology;

•	adversely affect our customers, causing them to reduce spending; and

•	adversely affect our suppliers, which could disrupt our ability to produce our products.

Any of these conditions could have a material adverse effect on our business, financial position, liquidity and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The executive offices of the company are located in Murray Hill, New Jersey, in a facility that the company owns. Domestic manufacturing and development units are located in Arizona, California, Georgia, Illinois, Massachusetts, Montana, New Jersey, New York, Pennsylvania, Puerto Rico, Rhode Island, South Carolina and Utah. Sales offices are in many of these locations as well as others. Outside the United States, the company has plants or offices in Austria, Australia, Belgium, Canada, China, the Czech Republic, Denmark, Finland, France, Germany, Greece, India, Ireland, Italy, Jordan, Korea, Malaysia, Mexico, the Netherlands, Norway, Poland, Portugal, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan and the United Kingdom.

The company owns approximately 2.4 million square feet of space in 16 locations and leases approximately 1.3 million square feet of space in 50 locations. All of these facilities are well-maintained and suitable for the operations conducted in them.

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

As of February 19, 2009, approximately 1,050 federal and 1,285 state lawsuits involving individual claims by approximately 2,400 plaintiffs, as well as two putative class actions, have been filed or asserted against the company with respect to its Composix® Kugel® and certain other core hernia repair products (collectively, the “Hernia Product Claims”). One class action lawsuit consolidates nine previously filed class action lawsuits. The company and certain plaintiffs have agreed to the dismissal of approximately 330 lawsuits in the Superior Court of the State of Rhode Island. As a result, these lawsuits are not included in the above figures. The company voluntarily recalled certain sizes and lots of the Composix® Kugel® product beginning in December 2005. The actions generally seek damages for personal injury resulting from use of the products. The putative class actions, none of which has been certified, seek (i) medical monitoring, (ii) compensatory damages, (iii) punitive damages, (iv) a judicial finding of defect and causation and/or (v) attorneys’ fees. On June 22, 2007, the Judicial Panel on Multidistrict Litigation transferred Composix® Kugel® lawsuits pending in federal courts nationwide into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island. The MDL court subsequently determined to include other hernia repair products in the MDL proceeding. Approximately 1,260 of the state lawsuits, involving individual claims by a substantially equivalent number of plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions.

The Hernia Product Claims are at a preliminary stage. In the vast majority of these cases, we have not yet obtained and reviewed complete information regarding the plaintiffs and their medical conditions, and consequently, we are unable to fully evaluate the claims or determine the time frame in which they may be resolved. As in most litigation of this nature, the Hernia Product Claims present a wide variety of claims, ranging from allegations of serious injury caused by the products to efforts to obtain compensation notwithstanding the absence of any injury. The company believes that many settlements and judgments relating to the Hernia Product Claims may be covered in whole or in part under its product liability insurance policies with a limited number of insurance companies. There is no guarantee, however, that these amounts will be adequate to cover damages and/or costs, that insurers will be able to pay claims or that coverage will otherwise be available. While the company intends to vigorously defend the Hernia Product Claims, it cannot give any assurances that the Hernia Product Claims will not have a material adverse impact on the company’s result of operations in future periods or the company’s financial position or liquidity. For more information, see Item 1A. “Risk Factors.”

On February 21, 2007, Southeast Missouri Hospital (“Southeast”) filed a putative class action complaint on behalf of itself and all others similarly situated against the company and another manufacturer, Tyco International, Inc. (“Tyco”). Tyco’s motion to dismiss was granted and consequently Tyco is no longer a party to the action. The complaint was later amended to add St. Francis Medical Center (“St. Francis”) as an additional named plaintiff. The action was re-named as St. Francis Medical Center, et al. v. C. R. Bard, Inc., et al. (Civil Action No. 1:07-cv-00031, United States District Court, Eastern District of Missouri, Southeastern District) when the court denied Southeast’s motion to serve as a class representative and Southeast was subsequently dismissed from the lawsuit. The court granted St. Francis’s motion for class certification and determined the measurement period for any potential damages. St. Francis alleges that the company conspired to exclude competitors from the market and that the company sought to maintain market share by engaging in conduct in violation of state and federal antitrust laws. St. Francis seeks injunctive relief and has presented an expert report that calculates damages of up to approximately $320 million, a figure that the company believes is unsupported by the facts. The company’s expert report establishes that, even assuming a determination adverse to the company, the plaintiffs suffered no damages. Any damages awarded under the federal antitrust laws will be subject to statutory trebling. If ultimately successful, St. Francis’s attorneys are entitled to an award of reasonable fees and costs. The company intends to defend this matter vigorously. The trial was scheduled to commence in April 2009, however the court recently adjourned the trial without setting a new date. At this time, it is not possible to assess the likelihood of an adverse outcome or determine an estimate, or a range of estimates, of potential damages. The company cannot give any assurances that this matter will not have a material adverse impact on the company’s results of operations in a future period or the company’s financial position or liquidity.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

Set forth below is the name, age, position, five-year business history and other information with respect to each executive officer of the company as of February 26, 2009. No family relationships exist among the officers of the company. The Board of Directors elects all officers of the company annually.

Name	Age	Position
Timothy M. Ring	51	Chairman and Chief Executive Officer and Director
John H. Weiland	53	President and Chief Operating Officer and Director
Todd C. Schermerhorn	48	Senior Vice President and Chief Financial Officer
Brian P. Kelly	50	Group Vice President, Corporate Healthcare Services
Sharon M. Alterio	46	Group Vice President
John A. DeFord	47	Senior Vice President, Science, Technology and Clinical Affairs
Gary D. Dolch	61	Senior Vice President, Quality and Regulatory Affairs
James L. Natale	62	Senior Vice President and President, Corporate Healthcare Services
Bronwen K. Kelly	56	Vice President, Human Resources
Stephen J. Long	43	Vice President, General Counsel and Secretary
Frank Lupisella Jr.	48	Vice President and Controller

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

Brian P. Kelly joined Bard in 1983 as a territory sales manager for the Davol division. He has held a succession of management positions including Vice President of Sales for Bard Access Systems and in 1997 President of the Davol division. Mr. Kelly was promoted to Group Vice President in 2003 with responsibility for Bard’s Davol, Urological and Electrophysiology divisions. In November 2008, Mr. Kelly assumed responsibility for Corporate Healthcare Services.

Sharon M. Alterio joined Bard in 2004 as President of Bard Medical Division. In June 2008, Ms. Alterio was promoted to Group Vice President with responsibility for Bard’s international businesses. Prior to joining Bard, Ms. Alterio held positions at Baxter Healthcare including Vice President, Global Therapeutic Marketing for the Renal Division of Baxter Healthcare.

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

Gary D. Dolch joined Bard in 2008 as Senior Vice President, Quality & Regulatory Affairs. Prior to joining Bard, he was with Cardinal Health as Executive Vice President, Quality, Regulatory, and Operational Excellence since 2003. Previously, Mr. Dolch held positions with Ayerst Laboratories Division of American Home Products, Genentech, Inc., Boehringer-Ingelheim Pharmaceuticals, Knoll Pharmaceutical Co. division of BASF, and the American Red Cross.

James L. Natale joined Bard in 1994 as President, Bard Corporate Marketing and Services after 16 years with Johnson & Johnson. In 1996, Mr. Natale was promoted to Corporate Vice President and elected a Corporate Officer. In 2003, Mr. Natale was promoted to his current position of Senior Vice President and President, Corporate Healthcare Services. Mr. Natale will be retiring from Bard effective April 3, 2009.

Bronwen K. Kelly joined Bard in 2002 as Vice President, Human Resources. Prior to joining Bard, she was with American Home Products as Vice President, Human Resources for the Global Agricultural Products Group. Previously, Ms. Kelly held positions with American Cyanamid Company, including Director, Human Resources for the Cyanamid International, Agricultural Products and Shulton USA Divisions.

Stephen J. Long joined Bard in 2000 as Associate General Counsel. In February 2007, he was promoted to Vice President, General Counsel and Secretary. Prior to joining Bard, he was most recently Assistant General Counsel with Warner-Lambert Company from 1998 until it was acquired by Pfizer Inc. in 2000. From 1994 until 1998, Mr. Long was an associate with Willkie Farr & Gallagher in New York.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Market Prices of Common Stock

The company’s common stock is traded on the New York Stock Exchange under the symbol BCR. The following table illustrates the high and low composite sale prices as reported on the New York Stock Exchange for each quarter during the last two years.

2008	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
High	$100.33	$99.31	$101.61	$95.98
Low	$88.81	$84.69	$86.41	$70.00

2007	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
High	$86.17	$85.73	$88.71	$95.33
Low	$77.06	$79.64	$76.61	$78.41

Title of Class	Number of record holders of the company’s common stock as of January 30, 2009
Common Stock - $.25 par value	4,395

Dividends

The company paid cash dividends of approximately $62.2 million, or $0.62 per share, in 2008 and $60.1 million, or $0.58 per share, in 2007. The following table illustrates the dividends paid per share in each of the indicated quarters.

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
2008	$0.15	$0.15	$0.16	$0.16	$0.62
2007	$0.14	$0.14	$0.15	$0.15	$0.58

The first quarter 2009 dividend of $0.16 per share was declared on December 10, 2008 and was paid on February 6, 2009 to shareholders of record on January 26, 2009.

Issuer Repurchases of Equity Securities

	Fourth Quarter 2008 - Issuer Purchases of Equity Securities
		Open Market Purchases
	Employee Benefit Plan Shares Surrendered For Taxes(1)	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs(2)
October 1 - October 31, 2008	1,210	—	$—	—	$148,957,138
November 1 - November 30, 2008	2,793	—	—	—	148,957,138
December 1 - December 31, 2008	17,176	—	—	—	148,957,138

Total	21,179	—	$—	—	$148,957,138

(1)	Transactions represent the purchase of restricted shares from employees to satisfy tax withholding requirements on the vesting of equity-based awards. None of these transactions were made in the open market.
(2)	On October 10, 2007, the Board of Directors approved the repurchase of up to $500 million of the common stock of the company.

Item 6. Selected Financial Data

Set forth below is selected financial data as of the end of and for each of the years ended December 31:

	2008	2007	2006	2005	2004
(dollars and shares in thousands except per share amounts)

INCOME STATEMENT DATA
Net sales	$2,452,100	$2,202,000	$1,979,600	$1,768,400	$1,656,100
Income from continuing operations	416,500	406,400	314,500	340,400	302,800
Net income	416,500	406,400	272,100	337,100	302,800

BALANCE SHEET DATA
Total assets	$2,665,700	$2,475,500	$2,277,200	$2,265,600	$2,009,100
Working capital	1,081,100	960,300	844,600	673,400	689,200
Long-term debt	149,800	149,800	150,600	800	151,400
Total debt	149,800	150,600	150,600	301,400	151,500
Shareholders’ investment	1,977,200	1,848,000	1,698,000	1,536,100	1,360,100

COMMON STOCK DATA
Basic earnings per share – Income from continuing operations	$4.19	$3.96	$3.04	$3.25	$2.90
Diluted earnings per share – Income from continuing operations	4.06	3.84	2.94	3.15	2.82
Cash dividends paid per share	0.62	0.58	0.54	0.50	0.47
Shareholders’ investment per share	19.87	17.99	16.41	14.66	13.03
Weighted average basic common shares outstanding	99,500	102,700	103,500	104,800	104,400
Shareholders of record	4,397	4,540	4,726	4,966	5,047

SUPPLEMENTARY DATA
Return on shareholders’ investment	21.8%	22.9%	16.8%	23.3%	25.2%
Net income/net sales	17.0%	18.5%	13.7%	19.0%	18.3%
Days – accounts receivable	55.9	55.9	57.8	53.3	61.6
Days – inventory	104.0	101.9	104.6	89.4	85.5
Total debt/total capitalization	7.0%	7.5%	8.1%	16.4%	10.0%
Interest expense	$12,100	$11,900	$16,900	$12,200	$12,700
Research and development expense	199,100	135,800	144,900	113,700	111,600
Number of employees	11,000	10,200	9,400	8,900	8,600
Net sales per employee	$222.9	$215.9	$210.6	$198.7	$192.6
Net income per employee	37.9	39.8	28.9	37.9	35.2

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

The company’s earnings are driven by its ability to continue to generate sales of its products and improve operating efficiency. Bard’s ability to increase sales over time depends upon its success in developing, acquiring and marketing innovative and differentiated products that meet the needs of clinicians and their patients. In 2008, the company’s research and development (“R&D”) expense, including purchased R&D, was $199.1 million. The company expects R&D expense to continue to increase in the future. The company also makes selective acquisitions of businesses, products and technologies, generally focusing on small to medium sized transactions to provide ongoing growth opportunities. In addition, the company may from time-to-time consider acquisitions of larger, established companies under appropriate circumstances. The company may also periodically divest lines of business in which it is not able to reasonably attain or maintain a leadership position or for other strategic reasons. The company spent $185.2 million in 2008, including purchased R&D, for the acquisition and license of products and technologies.

Acquisitions and Divestitures

On June 12, 2008, the company decided to discontinue the sale of its Salute II hernia fixation device. This decision was based on a strategic review, which considered the continued technical challenges associated with the product’s manufacture and its overall profitability, as well as an assessment of the timing and impact of alternative devices under development. In connection with this decision, the company recorded a non-cash charge of $40.5 million ($34.9 million after tax).

On June 5, 2008, the company acquired all of the outstanding shares of Specialized Health Products International, Inc. (“Specialized Health Products”) for a purchase price of $1.00 per share in cash, totalling $68.4 million, plus direct acquisition costs of $2.3 million. Specialized Health Products manufactures and markets vascular access products, including winged infusion sets, which are used to deliver therapeutic agents through vascular access ports. The acquisition represents a strategic addition to Bard’s port franchise.

On January 11, 2008, the company acquired the assets of the LifeStent ® family of stents from Edwards Lifesciences Corporation (“Edwards Lifesciences”) for a net cash payment of $73.3 million, plus direct acquisition costs of $3.6 million, and up to $65.0 million in contingent milestone payments, of which $23.0 million was paid in December 2008. In addition, the company received Pre-Market Approval from the FDA in February 2009 for use of the LifeStent® in the superficial femoral artery and proximal popliteal artery, which resulted in a contingent milestone payment of $27.0 million. The acquisition represents a strategic addition to Bard’s portfolio of non-coronary stent and stent graft products that is complementary to the company’s current products, call points and technology platforms.

See Note 2 Acquisitions and Divestitures of the notes to consolidated financial statements for more information.

Results of Operations

Net Sales

Bard’s 2008 consolidated net sales were $2,452.1 million, an increase of 11% on a reported basis (10% on a constant currency basis) over 2007 consolidated net sales of $2,202.0 million. Bard’s 2007 consolidated net sales increased 11% on a reported basis (9% on a constant currency basis) over 2006 consolidated net sales of $1,979.6 million. “Net sales on a constant currency basis” is a non-GAAP financial measure and should not be viewed as a replacement of GAAP results. See “Management’s Use of Non-GAAP Measures” below.

Price changes had the effect of increasing consolidated net sales by 0.2% and 0.1% for 2008 and 2007, respectively, compared to the prior years. Exchange rate fluctuations had the effect of increasing consolidated net sales by 1.0% and 2.0% for 2008 and 2007, respectively, compared to the prior years. The primary exchange rate movement that impacts net sales is the movement of the Euro compared to the U.S. dollar. The impact of exchange rate movements on net sales is not indicative of the impact on net earnings due to the offsetting impact of exchange rate movements on operating costs and expenses, costs incurred in other currencies and the company’s hedging activities.

Bard’s 2008 United States net sales of $1,661.3 million increased 9% over 2007 United States net sales of $1,520.6 million. Bard’s 2008 international net sales of $790.8 million increased 16% on a reported basis and 12% on a constant currency basis over 2007 international net sales of $681.4 million. Bard’s 2007 United States net sales increased 10% over 2006 United States net sales of $1,383.0 million. Bard’s 2007 international net sales increased 14% on a reported basis and 7% on a constant currency basis over 2006 international net sales of $596.6 million.

Presented below is a summary of consolidated net sales by disease state.

Product Group Summary of Net Sales

	For the Years Ended December 31,
	2008	2007	Change	Constant Currency	2006	Change	Constant Currency
(dollars in millions)
Vascular	$643.1	$539.6	19%	17%	$479.6	13%	9%
Urology	708.5	658.9	8%	7%	582.0	13%	11%
Oncology	646.6	558.6	16%	15%	481.3	16%	14%
Surgical Specialties	368.2	363.5	1%	—	357.4	2%	—
Other	85.7	81.4	5%	5%	79.3	3%	1%

Total net sales	$2,452.1	$2,202.0	11%	10%	$1,979.6	11%	9%

Vascular Products - Bard markets a wide range of products for the peripheral vascular market, including endovascular products, electrophysiology products and graft products. Consolidated net sales in 2008 of vascular products increased 19% on a reported basis (17% on a constant currency basis) compared to the prior year. United States net sales in 2008 increased 14% compared to the prior year. International net sales in 2008 increased 25% on a reported basis (19% on a constant currency basis) compared to the prior year. Consolidated net sales in 2007 of vascular products increased 13% on a reported basis (9% on a constant currency basis) compared to the prior year. United States net sales in 2007 grew 11% compared to the prior year. International net sales in 2007 increased 15% on a reported basis (7% on a constant currency basis) compared to the prior year. The vascular group is the company’s most global business, with international net sales comprising 48% and 45% of consolidated net sales of vascular products in 2008 and 2007, respectively.

Consolidated net sales of endovascular products in 2008 increased 25% on a reported basis (23% on a constant currency basis) compared to the prior year. Endovascular products comprised 65% of 2008 consolidated net sales of vascular products. Consolidated net sales of endovascular products in 2007 increased 17% on a reported basis (14% on a constant currency basis) compared to the prior year. The company’s percutaneous transluminal angioplasty balloon catheters, vena cava filters, stents and biopsy products contributed to the growth in this category in 2008 and 2007. Sales from the LifeStent® family of stents acquired in January 2008 also contributed to growth in 2008.

Consolidated net sales in 2008 of electrophysiology products increased 18% on a reported basis (15% on a constant currency basis) compared to the prior year. Consolidated net sales in 2007 of electrophysiology products increased 13% on a reported basis (8% on a constant currency basis) compared to the prior year. The company’s electrophysiology laboratory system, steerable diagnostic catheter and atrial fibrillation catheter lines were growth drivers in both 2008 and 2007.

Consolidated net sales in 2008 of graft products decreased 1% on a reported basis (4% on a constant currency basis) compared to the prior year. Consolidated net sales in 2007 of graft products decreased 3% on a reported basis (6% on a constant currency basis) compared to the prior year. Declining sales in the company’s line of peripheral vascular grafts impacted both 2008 and 2007 results. Declining sales in the company’s line of dialysis access grafts also impacted 2007 results.

Urology Products - Bard markets a wide range of products for the urology market, including basic drainage products, continence products, urological specialty products and infection control products. Bard also markets StatLock® catheter stabilization products, which are used to secure many types of catheters sold by Bard and other companies. Consolidated net sales in 2008 of urology products increased 8% on a reported basis (7% on a constant currency basis) compared to the prior year. United States net sales represented 72% of consolidated net sales in 2008 and grew 7% compared to the prior year. International net sales in 2008 increased 8% on a reported basis (7% on a constant currency basis) compared to the prior year. Consolidated net sales in 2007 of urology products increased 13% on a reported basis (11% on a constant currency basis) compared to the prior year. United States net sales represented 72% of consolidated net sales in 2007 and grew 13% compared to the prior year. International net sales in 2007 increased 14% on a reported basis (8% on a constant currency basis) compared to the prior year. The StatLock® catheter stabilization product line was acquired in April 2006.

Basic drainage products represent the core of the company’s urology business. Consolidated net sales in 2008 of basic drainage products increased 9% on both a reported basis and constant currency basis compared to the prior year. Consolidated net sales in 2008 of infection control Foley catheter products grew 16% on both a reported basis and constant currency basis. Consolidated net sales in 2007 of basic drainage products increased 7% on a reported basis (6% on a constant currency basis) compared to the prior year. Consolidated net sales in 2007 of infection control Foley catheter products grew 12% on both a reported basis and a constant currency basis compared to the prior year.

Consolidated net sales in 2008 of urological specialty products, which include brachytherapy products and services, decreased 4% on a reported basis (5% on a constant currency basis) compared to the prior year. Consolidated net sales in 2007 of urological specialty products grew 5% on a reported basis (3% on a constant currency basis) compared to the prior year. The decrease in 2008 in sales of urological specialty products was primarily driven by a decline in brachytherapy sales. The company believes that the brachytherapy market has been losing procedural share to alternative therapies, a trend that may continue.

Consolidated net sales in 2008 of continence products increased 4% on both a reported basis and constant currency basis compared to the prior year. Consolidated net sales in 2007 of continence products increased 13% on a reported basis (10% on a constant currency basis) compared to the prior year. The company’s surgical sling line was a primary growth driver in the category in both 2008 and 2007. The company’s pelvic floor reconstruction product line was also a growth driver in 2007.

Consolidated net sales in 2008 of the Statlock® catheter stabilization product line increased 26% on a reported basis (25% on a constant currency basis) compared to the prior year. Consolidated net sales in 2007 of the StatLock® catheter stabilization product line increased 110% on a reported basis (109% on a constant currency basis) compared to the prior year. The StatLock® catheter stabilization product line was acquired in April 2006.

Oncology Products - The company’s oncology products include specialty access products used primarily for chemotherapy. Consolidated net sales in 2008 of oncology products grew 16% on a reported basis (15% on a constant currency basis) compared to the prior year. United States net sales in 2008 grew 16% compared to the prior year. International net sales in 2008 grew 14% on a reported basis (10% on a constant currency basis) compared to the prior year. Consolidated net sales in 2007 of oncology products grew 16% on a reported basis (14% on a constant currency basis) compared to the prior year. United States net sales in 2007 grew 16% compared to the prior year. International net sales in 2007 grew 15% on a reported basis (8% on a constant currency basis) compared to the prior year. Sales of specialty access ports, peripherally inserted central catheters (“PICC”) and vascular access ultrasound devices were the primary growth drivers in the oncology category in both 2008 and 2007.

Surgical Specialty Products - Surgical specialty products include soft tissue repair, performance irrigation and hemostasis product lines. Consolidated net sales in 2008 of surgical specialty products increased 1% on a reported basis (flat on a constant currency basis) compared to the prior year. United States net sales in 2008 decreased 2% compared to the prior year. International net sales in 2008 increased 12% on a reported basis (8% on a constant currency basis) compared to the prior year. Consolidated net sales in 2007 of surgical specialty products increased 2% on a reported basis (flat on a constant currency basis) compared to the prior year. United States net sales in 2007 decreased 1% compared to the prior year. International net sales in 2007 increased 12% on a reported basis (5% on a constant currency basis) compared to the prior year.

The company’s soft tissue repair product line, which includes hernia repair implants and hernia fixation products, comprised 74% of 2008 consolidated net sales of surgical specialty products. Consolidated net sales in 2008 of soft tissue repair products decreased 1% on a reported basis (2% on a constant currency basis) compared to the prior year due primarily to: (i) the effect of the hold on the manufacture and the subsequent discontinuance of the sale of the company’s Salute II hernia fixation device; and (ii) low growth of the company’s hernia repair implants. Consolidated net sales in 2007 of soft tissue repair products grew 2% on a reported basis (1% on a constant currency basis) compared to the prior year due primarily to: (i) the effect of the company’s decision in 2007 to initiate both a voluntary recall and a withdrawal of the company’s reusable Salute hernia fixation device from the market; (ii) a constrained supply of the company’s disposable Salute II hernia fixation device due to product component issues; and (iii) low growth of the company’s hernia repair implants following the Composix® Kugel® patch recall in 2005 and expansions of that recall. The challenges in the soft tissue repair product line may continue.

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

Following the expanded recall, the FDA conducted a follow-up inspection and issued a Form-483 notice to Davol identifying certain observations regarding Davol’s quality systems. The company completed corrective actions to address the observations. On April 25, 2007, Davol received a Warning Letter from the New England District Office of the FDA resulting from the follow-up inspection. The Warning Letter related specifically to non-conformances in Davol’s quality systems previously identified in the related Form-483. The Warning Letter stated that, until Davol resolves the outstanding issues covered by the Warning Letter, no premarket submissions for Class III devices to which the non-conformances are reasonably related will be cleared or approved. Davol presently has no such submissions before the FDA. The company responded to the Warning Letter and completed corrective actions to address the observations. The FDA conducted a planned re-inspection of the Davol facility in 2008, which resulted in the issuance of a Form-483 notice. The company responded to the FDA’s observations and has completed corrective actions to address them. The FDA recently notified the company that it was satisfied with the company’s responses to the Form-483 notices. The company cannot, however, give any assurance as to the expected date of resolution of the matters included in the Warning Letter. For more information, see Item 1A. “Risk Factors.”

On February 13, 2008, the FDA issued a Form-483 notice to the company in connection with an inspection of the company’s manufacturing facility located in Humacao, Puerto Rico. The Form-483 notice identified certain observations regarding the facility’s quality systems. The facility manufactures products for many of the company’s divisions and subsidiaries, including soft tissue repair products for the company’s Davol subsidiary. The company has responded to the FDA and completed corrective actions to these observations. On July 28, 2008, the company received a Warning Letter from the San Juan District office of the FDA. The Warning Letter related specifically to non-conformances in quality systems previously identified in the related Form-483 notice. The Warning Letter stated that, until the company resolves the outstanding issues covered by the Warning Letter, no premarket submissions for Class III devices to which the non-conformances are reasonably related will be cleared or approved. The company presently has no such submissions before the FDA. The company has responded to the Warning Letter and completed corrective actions to address the observations. However, the company cannot give any assurances that the FDA will be satisfied with its response to the Warning Letter and the associated corrective actions or as to the expected date of resolution of the matters included in the Warning Letter. For more information, see Item 1A. “Risk Factors.”

Other Products - The other product group includes irrigation, wound drainage and certain original equipment manufacturers’ products. Consolidated net sales in 2008 of other products increased 5% on both a reported basis and constant currency basis compared to the prior year. Consolidated net sales in 2007 of other products increased 3% on a reported basis (1% on a constant currency basis) compared to the prior year.

Costs and Expenses

The following is a summary of major costs and expenses as a percentage of net sales for the following years ended December 31:

	2008	2007	2006
Cost of goods sold	38.9%	39.3%	38.8%
Marketing, selling and administrative expense	28.9%	29.3%	31.1%
Research and development expense	8.1%	6.2%	7.3%
Interest expense	0.5%	0.5%	0.9%
Other expense (income), net	1.2%	(1.5)%	2.0%

Total costs and expenses	77.6%	73.8%	80.1%

Cost of goods sold - Cost of goods sold consists principally of the manufacturing and distribution costs of the company’s products. The category also includes royalties and the amortization of intangible assets. The company’s cost of goods sold as a percentage of net sales for 2008 was 38.9%, a decrease of 40 basis points from the cost of goods sold as a percentage of net sales for 2007 of 39.3%. Reductions in cost of goods sold as a percentage of net sales were attributed primarily to cost improvements partially offset by the impact of incremental amortization of intangible assets acquired in 2008 of approximately 40 basis points. The company’s cost of goods sold as a percentage of net sales for 2007 was 39.3%, an increase of 50 basis points from the cost of goods sold as a percentage of net sales for 2006 of 38.8%. The impact of incremental amortization of intangible assets acquired in 2007 contributed approximately 20 basis points of this increase.

Marketing, selling and administrative expense - Marketing, selling and administrative expense consists principally of the costs associated with the company’s sales and administrative organizations. The company’s marketing, selling and administrative costs as a percentage of net sales for 2008 were 28.9%, a decrease of 40 basis points from the prior year due primarily to controlled administrative spending. The company’s marketing, selling and administrative costs as a percentage of net sales for 2007 was 29.3%, a decrease of 180 basis points from the prior year due primarily to controlled administrative spending.

Research and development expense - Research and development expense consists principally of the costs related to internal research and development activities, milestone payments for third-party research and development activities and purchased R&D arising from the company’s business development activities. Purchased

R&D payments may impact the comparability of the company’s results of operations between periods. All research and development costs are expensed as incurred. The following table presents the breakdown of the company’s research and development expense for the following years ended December 31:

	2008	2007	2006
(dollars in millions)
Research and development	$149.8	$134.2	$120.9
Purchased research and development	49.3	1.6	24.0

Total research and development expense	$199.1	$135.8	$144.9

Research and development expense in 2008 of $199.1 million represented an 47% increase versus the prior year’s expense of $135.8 million. Included in the research and development expense for 2008 was purchased R&D of approximately $49.3 million primarily associated with the acquisition of the Lifestent ® family of stents from Edwards Lifesciences. Research and development expense in 2007 of $135.8 million represented a 6.3% decrease versus the prior year’s expenditures of $144.9 million. Included in the research and development expense for 2006 was purchased R&D of approximately $24.0 million.

Interest expense - Interest expense in 2008 was $12.1 million as compared with 2007 interest expense of $11.9 million and 2006 interest expense of $16.9 million. The decline in interest expense in 2007 was the result of decreased borrowings outside the United States.

Other expense (income), net - Other expense (income), net was $29.4 million, $(32.3) million and $40.4 million for 2008, 2007 and 2006, respectively. These amounts include interest income of $16.5 million, $30.7 million and $27.9 million in 2008, 2007 and 2006, respectively. The decrease in 2008 was primarily due to lower interest rates. The increase in 2007 was due primarily to higher balance of cash and cash equivalents. Other expense (income), net in 2008 also included a non-cash charge of $36.8 million related to the write-off of certain assets as a result of the company’s decision to discontinue the sales of the Salute II hernia fixation device. See Note 2 Acquisitions and Divestitures of the notes to consolidated financial statements. Other expense (income), net in 2006 also included charges associated with legal settlements of approximately $69.0 million for previously disclosed legal actions. See Note 12, Other Expense (Income), Net of the notes to consolidated financial statements.

Income tax provision

The company’s effective tax rate for 2008 decreased to approximately 24% compared to approximately 30% for 2007. The decrease was due to certain tax positions being effectively settled or remeasured as a result of completion of the U.S. Internal Revenue Service (“IRS”) examination for the tax years of 2003 and 2004. Two tax positions remain under review through the IRS administrative appeals process related to these years. The lower tax rate also reflected the tax effect of purchased R&D charges, primarily associated with the acquisition of the assets of the Lifestent® family of stents from Edwards Lifesciences, partially offset by the tax effect of the Salute II charge. The tax effect of the Salute II charge reflected the write-off of assets, which were primarily located in a low tax jurisdiction. See Note 2 Acquisitions and Divestitures of the notes to consolidated financial statements.

As a result of the retroactive application of the research tax credit under the Emergency Economic Stabilization Act of 2008, the income tax provision for the year was reduced by approximately $2.5 million in the fourth quarter of 2008.

The company’s effective tax rate increased by approximately 10% in 2007 from approximately 20% in 2006 primarily related to the impact of the reduction of the income tax provision in 2006 of approximately $23.8 million due to the expiration of the statute of limitations in the United States for the 2000 through 2002 tax years and the resolution of the U.K. audit for the 1999 through 2003 tax years, as well as changes in the mix of income among tax jurisdictions.

Net Income and Earnings per Share

The company reported 2008 consolidated net income of $416.5 million, an increase of 2% from 2007 consolidated net income of $406.4 million. The company reported 2008 diluted earnings per share of $4.06, an increase of 6% from 2007 diluted earnings per share of $3.84. Net income in 2008 reflected a non-cash charge for the write-off of assets related to the Salute II hernia fixation device of $34.9 million after tax, or $0.34 per diluted share, and purchased R&D charges of $31.1 million after tax, or $0.30 per diluted share, primarily associated with the acquisition of the assets of the Lifestent® family of stents from Edwards Lifesciences. These items were partially offset by a reduction in the income tax provision of $28.3 million, or $0.28 per diluted share, as a result of the completion of the IRS examination for the tax years of 2003 and 2004.

The company reported 2007 consolidated net income of $406.4 million, an increase of 49% from 2006 consolidated net income of $272.1 million. The company reported 2007 diluted earnings per share of $3.84, an increase of 51% from 2006 diluted earnings per share of $2.55. Net income in 2006 reflected the impact of legal settlements of $43.1 million after tax, or $0.40 per diluted share, purchased R&D charges of $19.5 million after tax, or $0.18 per diluted share, and discontinued operations of $42.4 million after-tax, or $0.40 per diluted share. These items were partially offset by a reduction in the income tax provision of $23.8 million, or $0.22 per diluted share, predominately due to the expiration of the statute of limitations in the United States for the 2000 through 2002 tax years.

Liquidity and Capital Resources

The company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Significant factors affecting the management of liquidity are: cash flows generated from operating activities, capital expenditures, acquisitions of businesses and technologies, cash dividends and common stock repurchases. Cash balances and cash provided from operations continue to be the company’s primary source of funds. Although the global financial markets and worldwide economies continue to experience extreme disruption and volatility, the company believes that its overall financial strength gives it sufficient financing flexibility. See Item 1A. “Risk Factors”. The table below summarizes liquidity measures for Bard for the following years ended December 31:

	2008	2007	2006
(dollars in millions)
Cash and cash equivalents	$592.1	$488.4	$416.2

Working capital	1,081.1	960.3	844.6

Current ratio	4.96/1	4.41/1	3.92/1

For the years ended December 31, 2008, 2007 and 2006, the company generated cash flow from continuing operations of $516.2 million, $547.4 million and $330.2 million, respectively. Income from continuing operations was $416.5 million, $406.4 million and $314.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. The decrease in cash flows from continuing operations in 2008 was due primarily to increases in accounts receivable and inventories. The increase in cash flows from continuing operations in 2007 was due primarily to improvements in working capital balances, as well as decreases in income tax payments.

During 2008, the company used $151.9 million in cash for investing activities from continuing operations, $39.4 million more than in 2007. During 2007, the company used $112.5 million in cash for investing activities from continuing operations, $245.0 million less than in 2006. Net cash provided by the change in short-term investments, net, which matured in 2008, was $82.1 million compared with the net cash provided of $18.6 million in 2007. Capital expenditures amounted to $50.6 million, $50.7 million and $70.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. The company spent approximately $185.2 million in 2008, $83.6 million in 2007 and $191.9 million in 2006 for the acquisition of businesses, products and technologies to augment its existing product lines. These cash expenditures were financed primarily with cash on hand and from operations.

During 2008, the company used $216.0 million in cash for financing activities from continuing operations, $170.7 million less than in 2007. During 2007, the company used $386.7 million in cash for financing activities from continuing operations, $58.3 million more than in 2006. Total debt was $149.8 million, $150.6 million and $150.6 million at December 31, 2008, 2007 and 2006, respectively. Total debt to total capitalization was 7.0%, 7.5% and 8.1% at December 31, 2008, 2007 and 2006, respectively. The company spent approximately $227.0 million to repurchase 2,361,492 shares of common stock in 2008 compared to $422.8 million to repurchase 5,115,138 shares and $201.3 million to repurchase 2,787,600 shares in 2007 and 2006, respectively. The company paid cash dividends of $62.2 million, $60.1 million and $56.3 million in 2008, 2007 and 2006, respectively.

The company maintains a committed syndicated bank credit facility with a $400 million five-year credit agreement that expires in June 2012. The credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The facility includes pricing based on the company’s long-term credit rating and includes a financial covenant that limits the amount of total debt to total capitalization. There were no outstanding borrowings or commercial paper borrowings at December 31, 2008 and 2007, respectively.

During the third quarter of 2008, Moody’s Investor Services upgraded the company’s long-term debt rating to “A3” from “Baa1” and affirmed the company’s short-term rating of “P-2”. At December 31, 2008, the company’s long-term debt was rated “A”, and its short-term debt was rated “A-1” by Standard and Poor’s.

Contractual Obligations

A summary of contractual obligations at December 31, 2008 are as follows:

(dollars in millions)	Total	1 Year	2-3 Years	4-5 Years	5+ Years
Forward contracts	$73.9	$73.9	$—	$—	$—
Long-term debt	330.5	10.0	20.1	20.1	280.3
Operating lease obligations	117.5	21.2	33.9	15.3	47.1
Acquisition and investment milestones	62.2	54.7	7.5	—	—
Purchase obligations	179.6	142.5	28.5	6.1	2.5
Other long-term liabilities	73.5	6.2	12.3	11.1	43.9

	$837.2	$308.5	$102.3	$52.6	$373.8

The table above does not include $41.3 million of the total unrecognized tax benefits for uncertain tax positions and approximately $8.7 million of associated accrued interest. Due to the high degree of uncertainty regarding the timing of potential future cash flows, the company is unable to make a reasonable estimate of the amount and period in which these liabilities might be paid.

Forward contracts - Forward contracts obligate the company for the forward purchase of currencies in which the company has known or anticipated sales or payments.

Long-term debt - Long-term debt includes expected principal and interest payments. The company has $149.8 million of unsecured notes that mature in 2026 and pay a semi-annual coupon of 6.7%.

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

Other long-term liabilities - The company’s estimate of required funding obligations related to its pension and postretirement benefit plans and deferred compensation.

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

Critical Accounting Policies and Estimates

The preparation of financial statements requires the company’s management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. The following is not intended to be a comprehensive list of all of the company’s accounting policies. The company’s significant accounting policies are more fully described in the company’s notes to consolidated financial statements. See Note 1 Significant Accounting Policies of the notes to consolidated financial statements. The critical accounting policies described below are areas in which management’s judgment in selecting an available alternative might produce a materially different result.

Revenue recognition - Generally, sales to end-user customers and European distributors are recognized at the point of delivery, and sales to domestic distributors are recognized at the time of shipment. In certain circumstances, end-user customers may require the company to maintain consignment inventory at the customer’s location. In the case of consignment inventories, revenues and associated costs are recognized upon the notification of usage by the customer.

Share-Based Compensation - The company accounts for share-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“FAS 123R”). Under this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. In order to determine the fair value of stock options on the date of grant, the company utilizes a binomial model.

Inherent in the binomial model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at grant date with a term equal to the expected term of the stock option.

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

Contingencies - The company is subject to various legal proceedings and claims, including, for example, product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes, the outcomes of which are not within the company’s complete control and may not be known for extended periods of time. In some cases, the claimants seek damages, as well as other relief, which, if granted, could require significant expenditures. The company records a liability in its consolidated financial statements for damages and/or costs related to claims, settlements and judgments where the company has assessed that the loss is probable and an amount can be reasonably estimated. If the estimate of a probable loss is a range and no amount within the range is more likely, the company accrues the minimum amount of the range. The company records a receivable from its product liability insurance carriers when those recoveries are probable and collectible. There is no guarantee, however, that amounts will be adequate to cover damages and/or costs, that insurers will be able to pay claims or that coverage will otherwise be available. Legal costs associated with these matters are expensed as incurred. See Note 9 Commitments and Contingencies of the notes to consolidated financial statements.

Income Taxes - The company operates in multiple taxing jurisdictions, both within the United States and outside the United States. The company has filed tax returns with positions that may be challenged by the tax authorities. These positions relate to, among others, transfer pricing, the deductibility of certain expenses, intercompany transactions and other matters. Effective January 1, 2007, the company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). See Note 3 Income Taxes of the notes to consolidated financial statements. Although the outcome of tax audits is uncertain, in management’s opinion, adequate provisions for income taxes have been made for potential liabilities resulting from such matters. The recognition and measurement of a tax position is based on the company’s best judgment given the facts, circumstances and information available at the reporting date. The company regularly assesses its tax positions and includes reserves for uncertain tax positions. The reserves are utilized or reversed once the statute of limitations has expired or the position is effectively settled. The company believes that the ultimate outcome of these matters will not have a material impact on its financial position or liquidity but may be material to the income tax provision and net income in a future period.

Allowance for Doubtful Accounts, Customer Rebates and Inventory Writedowns - The company makes estimates of the uncollectibility of the company’s accounts receivable, amounts that are rebated to specific customers in accordance with contractual requirements and inventory adjustments to reflect inventory valuation at the lower of cost or market. In estimating the reserves necessary for the allowance for doubtful accounts, management considers historical bad debt trends, customer concentrations, customer creditworthiness and current economic trends. The company establishes an allowance for doubtful accounts for estimated amounts that are uncollectible from customers. In estimating the allowance for customer rebates, management considers the lag time between the point of sale and the payment of the customer’s rebate claim, customer specific trend analysis and contractual commitments including the stated rebate rate. The company establishes an allowance for customer rebates and reduces sales for such rebate amounts. In estimating the adjustment for inventory writedowns, management considers product obsolescence, quantity on hand, future demand for the product and other market-related conditions. The company records an adjustment for inventory writedowns when such conditions cause the inventory market value to be below carrying value. The company records such adjustments to cost of sales in the period in which the condition exists.

It is possible that the underlying factors discussed above for the allowance for doubtful accounts, customer rebates and inventory writedowns could change. Depending on the extent and nature of the change to the underlying factors, the impact to the company’s financial position and results of operations could be material in the period of change.

Acquisitions - The company accounts for acquired businesses using the purchase method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of net assets is recorded as goodwill. Purchased R&D is expensed at the date of acquisition if technological feasibility has not been established and no alternative future use exists. The amount of the purchase price allocated to purchased R&D and other intangible assets is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods. For purchased R&D, these methodologies include consideration of the risk of the project not achieving commercial feasibility. When the company acquires net assets that do not constitute a business under generally accepted accounting principles in the United States, no goodwill is recognized. The judgments made in determining fair value assigned to assets acquired and liabilities assumed, as well as asset lives, can materially impact results of operations.

Impairment of Long-Lived Assets - Goodwill is tested for impairment annually, or more frequently if changes in circumstances or the occurrence of events suggest an impairment exists. Intangible assets other than goodwill and other long-lived assets, such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The company evaluates the recoverability of assets to be held and used by comparing the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Pension Plans - The company sponsors pension plans covering substantially all domestic employees and certain foreign employees who meet eligibility requirements. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by the company. In addition, the company’s actuarial consultants also use subjective factors, such as withdrawal and mortality rates, to estimate these factors. The actuarial assumptions used by the company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of the participants. A change of plus (minus) 25 basis points in the discount rate assumption, with other assumptions held constant, would have an estimated $1.0 million favorable (unfavorable) impact on the company’s net pension cost. A change of plus (minus) 25 basis points in the expected rate of return on plan assets assumption, with other assumptions held constant, would have an estimated $0.6 million favorable (unfavorable) impact on the company’s net pension cost.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. FAS 157 was effective beginning in Bard’s 2008 fiscal year, except for nonfinancial assets and liabilities measured at fair value on a non-recurring basis for which it will be effective at the beginning of Bard’s 2009 fiscal year. The impact of the adoption of FAS 157 was not material to the company’s consolidated financial statements and the adoption of the items deferred until fiscal 2009 is not expected to be material.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“FAS 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“FAS 160”). FAS 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair value on the acquisition date, with goodwill being the excess value of consideration paid over the fair value of the net identifiable assets acquired. Among the new requirements, FAS 141R requires that acquired in-process research and development be capitalized and recorded as an intangible asset at the acquisition date, that contingent consideration be recorded at fair value on the acquisition date, and that transaction costs are to be expensed. FAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. FAS 141R and FAS 160 will be effective as of the beginning of Bard’s 2009 fiscal year. The effects of FAS 141R will depend on future acquisitions. The impact of the adoption of FAS 160 is not expected to be material to the company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“FAS 161”), which requires enhanced disclosures about a company’s derivative and hedging activities. FAS 161 will be effective as of the beginning of Bard’s 2009 fiscal year. The company will adopt the enhanced disclosures as required by FAS 161.

In June 2008, the FASB issued FASB Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). The FSP addresses whether awards granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in computing earnings per share using the two-class method under SFAS No. 128, Earnings per Share. The FSP requires unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents to be treated as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 will be effective as of the beginning of Bard’s 2009 fiscal year and will be retrospectively applied to all prior periods presented. The company does not expect the adoption of the FSP to have a material effect on earnings per share.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132(R)-1”). The FSP requires additional disclosures about plan assets for defined benefit pension and other postretirement benefit plans. FSP FAS 132(R)-1 will be effective as of the end of Bard’s 2009 fiscal year. The company will include the additional disclosures about pension plan assets as required by the FSP.

Risks and Uncertainties; Cautionary Statement Regarding Forward-Looking Information

Certain statements contained herein or in other company documents and certain statements that may be made by management of the company orally may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “forecast,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to product approvals, future performance of current and anticipated products, sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. The company’s forward-looking statements speak only as of the date of this report or as of the date they are made, and the company undertakes no obligation to update its forward-looking statements.

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

Because actual results are affected by these and other risks and uncertainties, the company cautions investors that actual results may differ materially from those expressed or implied. It is not possible to predict or identify all risks and uncertainties, but the most significant factors, in addition to those addressed above and those under Item 1A. “Risk Factors,” that could adversely affect our business or cause the actual results to differ materially from those expressed or implied include, but are not limited to:

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

•

changes in factors and assumptions employed in the application of FAS 123R or actual results that differ from our assumptions on stock valuation and employee stock option exercise patterns, which could cause compensation expense recorded in future periods to differ significantly from the compensation expense recorded in the current period and, as a result, materially impact the company’s results of operations;

•

changes in factors and assumptions employed in the application of FAS 87, Employers’ Accounting for Pensions, could cause pension cost recorded in future periods to differ from the pension expense recorded in the current period and, as a result, materially impact the company’s results of operations;

•

the effect of market fluctuations on the value of assets in the company’s pension plans and the possibility that the company may need to make additional contributions to the plans as a result of any decline in the fair value of such assets;

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

•

development of new products or technologies by competitors having superior performance compared to our current products or products under development, which could negatively impact sales of our products or render one or more of our products obsolete;

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

•

difficulties obtaining necessary components or raw materials used in the company’s products and/or price increases from the company’s suppliers of critical components or raw materials, including oil-based resins or other interruptions of the supply chain; and

•

customers that may limit the number of manufacturers or vendors from which they will purchase products, which can result in the company’s inability to sell products to or contract with large hospital systems, integrated delivery networks or group purchasing organizations.

Governmental action, including:

•	the impact of continued healthcare cost containment;

•

new laws and judicial decisions related to healthcare availability, payment for healthcare products and services or the marketing and distribution of products, including legislative or administrative reforms to the United States Medicare and Medicaid systems or other United States or international reimbursement systems in a manner that would significantly reduce or eliminate reimbursements for procedures that use the company’s products;

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

General economic conditions, including:

•	international and domestic business conditions;

•	political or economic instability in foreign countries;

•	interest rates;

•	foreign currency exchange rates;

•	changes in the rate of inflation; and

•	instability of global financial markets and economies.

Other factors beyond our control, including catastrophes, both natural and man-made, earthquakes, floods, fires, explosions, acts of terrorism or war.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Bard operates on a global basis and therefore is subject to the exposures that arise from foreign exchange rate fluctuations. The company manages these exposures using operational and economic hedges as well as derivative financial instruments. The company’s foreign currency exposures may change over time as changes occur in the company’s international operations. The company’s objective in managing its exposures to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with assets, liabilities, net investments and probable commitments denominated in foreign currencies. In order to reduce the risk of foreign currency exchange rate fluctuations, the company will from time-to-time enter into derivative financial instruments to hedge a portion of its expected foreign currency denominated cash flow from operations. The instruments that the company uses for hedging are forward contracts and options with major financial institutions. The company expects that the changes in fair market value of such contracts will have a high correlation to the price changes in the related hedged cash flow. The principal currencies the company hedges are the Euro, the British Pound, the Mexican Peso and the Japanese Yen. Any gains and losses on these hedge contracts are expected to offset changes in the value of the related exposure. Bard’s risk management guidelines prohibit entering into financial instruments for speculative purposes. The company enters into foreign currency transactions only to the extent that foreign currency exposure exists. A sensitivity analysis of changes in the fair value of all foreign exchange derivative contracts at December 31, 2008 indicates that if the U.S. dollar uniformly strengthened by 10% against all currencies, the fair value of these contracts would increase by $3.4 million, and if the U.S. dollar uniformly weakened by 10% against all currencies, the fair value of these contracts would decrease by $2.1 million. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.

In December 1996, the company issued $150.0 million of 6.70% notes due 2026. Note holders had a one-time option to redeem the notes at par value on December 1, 2006. In the fourth quarter of 2006, approximately $0.2 million of the notes were redeemed. The market value of the notes approximated $158.1 million at December 31, 2008. Assuming a 100 basis point increase or decrease in U.S. interest rates and assuming that the notes are held to maturity, the market value of the notes would have approximated $142.5 million or $176.1 million, respectively, on December 31, 2008.

MANAGEMENT’S REPORT ON

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment and those criteria, management believes that the company maintained effective internal control over financial reporting as of December 31, 2008.

The company’s independent registered public accounting firm has issued an attestation report on the effectiveness of the company’s internal control over financial reporting. That report appears on page II-22.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

C. R. Bard, Inc.:

We have audited the accompanying consolidated balance sheets of C. R. Bard, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ investment, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of C. R. Bard, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of C. R. Bard, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 11 to the consolidated financial statements, the company adopted the measurement date requirements of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132R” (“SFAS No. 158”), effective December 31, 2008. Also, as discussed in Note 3 to the consolidated financial statements, the company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”, effective January 1, 2007. Also, as discussed in Note 1 to the consolidated financial statements, the company adopted the provisions of the Securities and Exchange Commissions’s Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, effective January 1, 2006. Also, as discussed in Note 11 to the consolidated financial statements, the company adopted the recognition and disclosure requirements of SFAS No. 158, effective December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of C. R. Bard, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2009 expressed an unqualified opinion on the effectiveness of C. R. Bard, Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey

February 26, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

C. R. Bard, Inc.:

We have audited C. R. Bard, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).” C. R. Bard, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the effectiveness of C. R. Bard, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, C. R. Bard, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of C. R. Bard, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ investment, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 26, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Short Hills, New Jersey

February 26, 2009

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands except per share amounts)

	For the Years Ended December 31,
	2008	2007	2006
Net sales	$2,452,100	$2,202,000	$1,979,600
Costs and expenses:
Cost of goods sold	952,100	864,500	767,600
Marketing, selling & administrative expense	709,500	644,800	615,200
Research & development expense	199,100	135,800	144,900
Interest expense	12,100	11,900	16,900
Other expense (income), net	29,400	(32,300)	40,400

Total costs and expenses	1,902,200	1,624,700	1,585,000

Income from continuing operations before income taxes	549,900	577,300	394,600
Income tax provision	133,400	170,900	80,100

Income from continuing operations	416,500	406,400	314,500

Discontinued operations:
Income (loss) from operations	—	100	(47,000)
Income tax provision	—	100	(4,600)

Income (loss) on discontinued operations	—	—	(42,400)

Net Income	$416,500	$406,400	$272,100

Basic earnings (loss) per share:
Income from continuing operations	$4.19	$3.96	$3.04
Income (loss) on discontinued operations	—	—	(0.41)

Net income per share	$4.19	$3.96	$2.63

Diluted earnings (loss) per share:
Income from continuing operations	$4.06	$3.84	$2.94
Income (loss) on discontinued operations	—	—	(0.40)

Net income per share(A)	$4.06	$3.84	$2.55

(A) Total per share amounts may not add due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands except share and per share amounts)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$592,100	$488,400
Short-term investments	—	82,200
Accounts receivable, less allowances of $10,400 and $15,600, respectively	394,100	362,000
Inventories	275,100	244,700
Short-term deferred tax assets	52,200	36,500
Other current assets	40,700	28,200

Total current assets	1,354,200	1,242,000

Property, plant and equipment, at cost:
Land	14,000	14,400
Buildings and improvements	207,500	205,600
Machinery and equipment	355,500	357,100

	577,000	577,100
Less accumulated depreciation and amortization	243,600	232,500

Net property, plant and equipment	333,400	344,600
Goodwill	458,800	447,700
Patents, net	154,200	188,800
Other intangible assets, net	209,400	136,500
Deferred tax assets	78,200	44,400
Other assets	77,500	71,500

Total assets	$2,665,700	$2,475,500

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Current maturities of long-term debt	$—	$800
Accounts payable	53,500	50,200
Accrued compensation and benefits	94,700	99,800
Accrued expenses	119,200	118,500
Income taxes payable	5,700	12,400

Total current liabilities	273,100	281,700

Long-term debt	149,800	149,800
Other long-term liabilities	242,100	175,800
Deferred income taxes	23,500	20,200
Commitments and contingencies	—	—
Shareholders’ investment:
Preferred stock, $1 par value, authorized 5,000,000 shares; none issued	—	—
Common stock, $.25 par value, authorized 600,000,000 shares in 2008 and 2007; issued and outstanding 99,393,020 shares in 2008 and 100,191,117 shares in 2007	24,800	25,000
Capital in excess of par value	966,600	824,200
Retained earnings	1,080,200	956,300
Accumulated other comprehensive (loss) income	(94,400)	42,500

Total shareholders’ investment	1,977,200	1,848,000

Total liabilities and shareholders’ investment	$2,665,700	$2,475,500

The accompanying notes are an integral part of these consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT

(dollars in thousands except share and per share amounts)

	Common Stock		Capital In Excess Of Par Value	Retained Earnings	Accumulated Other Comp. (Loss) Inc.	Unearned Compensation	Total
	Shares	Amount
Balance at December 31, 2005	104,012,498	$26,000	$554,900	$986,000	$2,600	$(33,400)	$1,536,100

Adjustment for the adoption of FAS 123R	—	—	(33,400)	—	—	33,400	—

Adjustment for the cumulative effect on prior years of the adoption of SAB 108 (net of $6,200 taxes)	—	—	—	26,500	—	—	26,500

Adjustment for the adoption of FAS 158 (net of $17,600 taxes)	—	—	—	—	(31,700)	—	(31,700)

Net income	—	—	—	272,100	—	—	272,100
Available for sale securities (net of $1,900 taxes)	—	—	—	—	(3,700)	—	(3,700)
Change in derivative instruments designated as cash flow hedges (net of $400 taxes)	—	—	—	—	(1,200)	—	(1,200)
Foreign currency translation	—	—	—	—	41,700	—	41,700
Minimum pension liability (net of $13,600 taxes)	—	—	—	—	(22,000)	—	(22,000)

Total comprehensive income							286,900
Cash dividends declared in current year ($0.55 per share)	—	—	—	(57,200)	—	—	(57,200)
Issuance of common stock	1,930,539	500	60,700	—	—	—	61,200
Share-based compensation	—	—	47,900	—	—	—	47,900
Purchases of common stock for treasury	(2,787,600)	(700)	—	(200,600)	—	—	(201,300)
Tax benefit relating to share-based compensation plans	—	—	29,600	—	—	—	29,600

Balance at December 31, 2006	103,155,437	$25,800	$659,700	$1,026,800	$(14,300)	$—	$1,698,000

Adjustment for the adoption of FIN 48	—	—	—	5,300	—	—	5,300

Net income	—	—	—	406,400	—	—	406,400
Available for sale securities (net of $800 taxes)	—	—	—	—	(1,400)	—	(1,400)
Change in derivative instruments designated as cash flow hedges (net of $700 taxes)	—	—	—	—	(1,200)	—	(1,200)
Foreign currency translation	—	—	—	—	43,900	—	43,900
Benefit plan adjustments (net of $9,500 taxes)	—	—	—	—	15,500	—	15,500

Total comprehensive income							463,200
Cash dividends declared in current year ($0.59 per share)	—	—	—	(60,700)	—	—	(60,700)
Issuance of common stock	2,150,818	500	73,700	—	—	—	74,200
Share-based compensation	—	—	51,200	—	—	—	51,200
Purchases of common stock for treasury	(5,115,138)	(1,300)	—	(421,500)	—	—	(422,800)
Tax benefit relating to share-based compensation plans	—	—	39,600	—	—	—	39,600

Balance at December 31, 2007	100,191,117	$25,000	$824,200	$956,300	$42,500	$—	$1,848,000

Adjustment for FAS 158 measurement date provisions (net of $300 taxes)	—	—	—	(3,000)	600	—	(2,400)

Net income	—	—	—	416,500	—	—	416,500
Available for sale securities (net of $800 taxes)	—	—	—	—	(1,500)	—	(1,500)
Change in derivative instruments designated as cash flow hedges (net of $900 taxes)	—	—	—	—	5,600	—	5,600
Foreign currency translation	—	—	—	—	(98,700)	—	(98,700)
Benefit plan adjustments (net of $24,900 taxes)	—	—	—	—	(42,900)	—	(42,900)

Total comprehensive income							279,000
Cash dividends declared in current year ($0.63 per share)	—	—	—	(63,200)	—	—	(63,200)
Issuance of common stock	1,563,395	400	56,000	—	—	—	56,400
Share-based compensation	—	—	53,300	—	—	—	53,300
Purchase of common stock for treasury	(2,361,492)	(600)	—	(226,400)	—	—	(227,000)
Tax benefit relating to share-based compensation plans	—	—	33,100	—	—	—	33,100

Balance at December 31, 2008	99,393,020	$24,800	$966,600	$1,080,200	$(94,400)	$—	$1,977,200

The accompanying notes are an integral part of these consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities from continuing operations:
Net income	$416,500	$406,400	$272,100
Loss on discontinued operations	—	—	42,400

Income from continuing operations	416,500	406,400	314,500
Adjustments to reconcile income from continuing operations to derive net cash provided by continuing operating activities, net of acquired businesses:
Depreciation and amortization	90,900	79,800	70,800
Purchased research and development	49,300	1,600	24,000
Non-cash charge related to asset disposition	40,500	—	—
Deferred income taxes	(32,900)	(22,400)	(15,300)
Share-based compensation	53,100	51,200	47,000
Tax benefits and credits	(29,300)	(1,400)	(23,800)
Inventory reserves and provision for doubtful accounts	13,500	11,300	14,200
Other noncash items	3,800	600	(1,800)
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(56,700)	(12,300)	(42,200)
Inventories	(47,400)	(20,800)	(35,200)
Current liabilities	6,600	54,400	(33,000)
Other, net	8,300	(1,000)	11,000

Net cash provided by operating activities from continuing operations	516,200	547,400	330,200

Cash flows from investing activities from continuing operations:
Capital expenditures	(50,600)	(50,700)	(70,400)
Change in short-term investments, net	82,100	18,600	(98,100)
Payments made for purchases of businesses, net of cash acquired	(166,200)	(42,900)	(170,400)
Payments made for intangibles	(19,000)	(40,700)	(21,500)
Other	1,800	3,200	2,900

Net cash used in investing activities from continuing operations	(151,900)	(112,500)	(357,500)

Cash flows from financing activities from continuing operations:
Repayments of borrowings	(800)	—	(150,800)
Proceeds from exercises under share-based payment arrangements, net	46,000	59,700	55,400
Excess tax benefit relating to share-based compensation plans	28,000	36,500	24,600
Purchase of common stock	(227,000)	(422,800)	(201,300)
Dividends paid	(62,200)	(60,100)	(56,300)

Net cash used in financing activities from continuing operations	(216,000)	(386,700)	(328,400)

Net cash flows from discontinued operations:
Net cash provided by operating activities	—	5,300	3,100

Effect of exchange rate changes on cash and cash equivalents	(44,600)	18,700	14,600
Increase (decrease) in cash and cash equivalents during the year	103,700	72,200	(338,000)

Balance at January 1	488,400	416,200	754,200

Balance at December 31	$592,100	$488,400	$416,200

Supplemental cash flow information
Cash paid for:
Interest	$12,100	$11,800	$16,300
Income taxes	$145,500	$120,600	$138,400
Noncash transactions:
Acquisition costs	$2,100	$5,300	$200
Dividends declared, not paid	$16,100	$15,100	$14,500

The accompanying notes are an integral part of these consolidated financial statements.

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

Consolidation - The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The accounts of most foreign subsidiaries are consolidated as of November 30. No events occurred related to these foreign subsidiaries during the months of December 2008, 2007 or 2006 that materially affected the financial position or results of operations of the company. The company has no material interests in variable interest entities and none that require consolidation.

Related Parties - In 1972, the company formed an equally-owned joint venture, Medicon Inc. (“Medicon”) with Kobayashi Pharmaceutical Co., Ltd to distribute Bard’s products in Japan. Bard accounts for the joint venture under the equity method of accounting. All transactions with Medicon are denominated in U.S. dollars. Bard recorded sales to Medicon of $117.2 million, $106.1 million and $98.1 million for the years ended 2008, 2007 and 2006, respectively. Bard eliminates the intercompany profits on sales to Medicon until Medicon sells Bard’s products to a third party. Bard recorded Medicon equity income of $1.9 million, $1.9 million and $0.2 million for the years ended 2008, 2007 and 2006, respectively. Bard received dividends from Medicon of $1.3 million, $1.1 million and $1.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. Bard’s investment in Medicon was $17.2 million and $16.6 million at December 31, 2008 and 2007, respectively. Included in accounts receivable are trade receivables due from Medicon for purchases of Bard’s products of $33.7 million and $29.0 million at December 31, 2008 and 2007, respectively.

Use of Estimates in the Preparation of Financial Statements - The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires the company to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of the financial statements. The company evaluates these estimates and judgments on an ongoing basis and bases its estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.

Staff Accounting Bulletin No. 108 - In September 2006, the SEC released Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how to evaluate prior period financial statement misstatements for purposes of assessing their materiality in the current period. In accordance with SAB 108, the company adjusted its opening retained earnings for 2006 for the reversal of excess accounts receivable, inventory and restructuring reserves of $9.0 million, $17.3 million and $6.4 million, respectively. All of these adjustments related to reserves established prior to 2001.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The impact of each of the items noted above on fiscal 2006 opening retained earnings is presented below.

(dollars in millions)	Accounts Receivable	Inventory	Restructuring	Total
Cumulative effect on retained earnings as of January 1, 2006, (net of $6.2 taxes)	$6.0	$14.7	$5.8	$26.5

Foreign Currency - Net assets of foreign subsidiaries are translated into U.S. dollars at current year-end rates, and revenues, costs and expenses are translated at average monthly rates during each monthly period. Net exchange gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany transactions of a long-term investment nature are accumulated and credited or charged directly to a separate component of shareholders’ investment. Any foreign currency gains or losses related to monetary assets are charged to other expense (income), net. Foreign currency translation included in accumulated other comprehensive (loss) income was $(16.1) million and $82.6 million at December 31, 2008 and 2007, respectively.

Revenue Recognition - The company’s net sales represent gross sales invoiced to both end-user customers and independent distributors, less certain related charges, including discounts, returns, rebates and other allowances. Distributor sales accounted for approximately 33% of the company’s net sales in 2008. The company recognizes product revenue when persuasive evidence of a sales arrangement exists, title and risk of loss have transferred, the selling price is fixed or determinable, contractual obligations have been satisfied and collectibility is reasonably assured. Generally, sales to end-user customers and European distributors are recognized at the point of delivery, and sales to domestic distributors are recognized at the time of shipment. In certain circumstances, end-user customers may require the company to maintain consignment inventory at the customer’s location. In the case of consignment inventories, revenues and associated costs are recognized upon the notification of usage by the customer.

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

Advertising Costs - Costs related to advertising are expensed as incurred. Advertising expense was $3.1 million, $3.4 million and $3.3 million in 2008, 2007 and 2006, respectively, and is included in marketing, selling and administrative expense.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Research and Development - Research and development expenses are comprised of expenses related to internal research and development activities, milestone payments for third-party research and development activities and purchased research and development (“purchased R&D”) costs arising from acquisitions. All research and development costs are expensed as incurred.

Share-Based Compensation - The company accounts for share-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“FAS 123R”). This statement requires share-based compensation cost to be measured at the grant date based on the fair value of the award. Generally compensation expense is recognized as expense over the vesting period.

In order to determine the fair value of stock options on the date of grant, the company utilizes a binomial model. Inherent in the binomial model are assumptions related to expected stock price volatility, option life, risk-free interest rate and dividend yield. The expected stock-price volatility is based upon weightings of the historical volatility of the company’s stock and the implied volatility from publicly traded options. The company reviews the trading volumes and option life of its publicly traded options in order to determine the appropriate weighting of implied volatility. This approach is used as a predictor of future realized and implied volatilities and is directly related to stock option valuations. With respect to the weighted-average option life assumption, the company considers the exercise behavior of past grants and models the pattern of aggregate exercises. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at grant date with a term equal to the expected term of the stock option.

As share-based compensation expense recognized in the consolidated statement of income is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. The company estimates forfeitures at the time of grant based on historical experience and revises estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Treasury Stock - In 1998, the company began holding repurchased shares of its common stock as treasury stock. The company accounts for these treasury stock purchases as retirements by reducing retained earnings for the cost of the repurchase. Reissuances of these treasury shares are accounted for as new issuances. There were approximately 16.7 million and 15.9 million treasury shares at December 31, 2008 and 2007, respectively.

Cash Equivalents - Cash equivalents consist of highly liquid investments purchased with an original maturity of ninety days or less and amounted to $579.8 million and $458.0 million at December 31, 2008 and 2007, respectively.

Investments - Investments classified as available-for-sale are reported at fair value, with unrealized gains or losses reported net of tax in accumulated other comprehensive (loss) income. Investments in certain debt securities classified as held-to-maturity, consistent with management’s intent, are reported at cost.

Accounts Receivable - In addition to trade receivables, accounts receivable included $22.5 million and $6.6 million of non-trade receivables at December 31, 2008 and 2007, respectively.

Inventories - Inventories are stated at the lower of cost or market. For most domestic businesses, cost is determined using the last-in-first-out (“LIFO”) method. For all other inventories, cost is determined using the first-in-first-out (“FIFO”) method. The difference between the inventory valuation under the LIFO method and the FIFO method is not significant.

Depreciation - Depreciation is provided over the estimated useful lives of depreciable assets using the straight-line method. The estimated useful lives primarily range from one to 40 years for buildings and

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

improvements and one to 20 years for machinery and equipment. Depreciation expense was approximately $51.3 million in 2008, $48.6 million in 2007, and $44.6 million in 2006.

Software Capitalization - Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line method over an estimated useful life of five to seven years. Capitalized software costs are included in machinery and equipment. In accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the company capitalizes certain costs associated with internal-use software such as the payroll costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internal-use software are expensed during the design phase until the point at which the project has reached the application development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The company capitalized $1.7 million, $3.8 million and $4.5 million of internal-use software for the years ended December 31, 2008, 2007 and 2006, respectively. Depreciation expense for capitalized software was approximately $11.5 million, $12.8 million and $11.9 million in 2008, 2007 and 2006, respectively.

Goodwill and Other Intangible Assets - Goodwill is tested for impairment annually or more frequently if impairment indicators arise. The company assigns goodwill recorded in connection with acquisitions to its four reporting units, each of which is one level below the company’s single reporting segment. Other intangible assets, including patents, are amortized on a straight-line basis over their estimated useful lives ranging from 7 to 21 years, a weighted average of 16 years. When events or circumstances indicate that the carrying amount of intangible assets may not be recoverable, the company will assess recoverability from future operations using undiscounted cash flows derived from the lowest appropriate asset groupings. To the extent carrying value exceeds the undiscounted cash flows, impairments are recognized in operating results to the extent that the carrying value exceeds the fair value, which is determined based on the net present value of estimated future cash flows.

Income Taxes - Deferred tax assets and liabilities are recognized based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

The company has filed tax returns with positions that may be challenged by the tax authorities. These positions relate to, among others, transfer pricing, the deductibility of certain expenses, intercompany transactions and other matters. Although the outcome of tax audits is uncertain, provisions for income taxes have been made for potential liabilities resulting from such matters. The company regularly assesses its tax positions. Any reserves are utilized or reversed once the statute of limitations has expired or the tax position is effectively settled.

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

Foreign Exchange Derivative Instruments - The company recognizes all derivative instruments at fair value as either assets or liabilities in its consolidated balance sheets. Changes in fair value of derivative instruments are recorded in each period in current earnings or other comprehensive (loss) income, depending on whether the derivative instrument is designated as part of a hedged transaction, and if so, the type of hedge transaction.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The company’s objective in managing its exposures to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with future intercompany receivables and payables denominated in foreign currencies. These risks are managed using derivative instruments, mainly through forward currency and option contracts. The company does not utilize derivative instruments for trading or speculation purposes. No derivative instruments extend beyond December 2009. All of the company’s derivative instruments are designated and qualify as cash flow hedges. The effective portion of the changes in fair value of the derivative instruments’ gains or losses are reported as a component of other comprehensive (loss) income and reclassified into earnings on the same line item associated with the forecasted transaction and in the same period or periods when the forecasted transaction affects earnings. At December 31, 2008, all derivative instruments utilized were highly effective hedging instruments because they were denominated in the same currency as the hedged item and because the maturities of the derivative instruments matched the timing of the hedged items.

2. Acquisitions and Divestitures

The company acquires businesses, products and technologies to augment its existing product lines. Unaudited pro forma financial information has not been presented because the effects of these acquisitions and divestitures were not material on either an individual or aggregate basis.

Business Acquisitions

On June 5, 2008, the company acquired all of the outstanding shares of Specialized Health Products International, Inc. (“Specialized Health Products”) for a purchase price of $1.00 per share in cash, totaling $68.4 million, plus direct acquisition costs of $2.3 million. Specialized Health Products manufactures and markets vascular access products, including winged infusion sets, which are used to deliver therapeutic agents through vascular access ports. The acquisition represents a strategic addition to Bard’s port franchise. The acquisition was accounted for as a business combination and the results of operations have been included in the company’s results since the acquisition date. The purchase price allocation resulted in the recognition of core technologies of $34.0 million; patents of $11.2 million; deferred tax assets of $9.1 million consisting of a net operating loss carryforward; other net assets of $12.0 million primarily consisting of cash, inventory and accounts receivable; and deferred tax liabilities of $15.8 million primarily associated with acquired intangible assets. The acquired intangible assets will be amortized over their weighted average useful lives of approximately 12 years. The excess of the purchase price over the fair value of the assets acquired of $20.2 million was recorded as goodwill, which is not deductible for income tax purposes.

On January 11, 2008, the company acquired the assets of the LifeStent® family of stents from Edwards Lifesciences Corporation for a net cash payment of $73.3 million, plus direct acquisition costs of $3.6 million, and up to $65.0 million in contingent milestone payments. The contingent milestone payments consist of $50.0 million related to regulatory approvals and $15.0 million related to the transfer of manufacturing operations to Bard. The acquisition represents a strategic addition to Bard’s portfolio of non-coronary stent and stent graft products that is complementary to the company’s current products, call points and technology platforms. The acquisition was accounted for as a business combination and the results of operations have been included in the company’s results since the acquisition date. The fair value of the assets acquired was approximately $102.3 million. The difference between the fair value of the assets acquired and the initial payments was recognized as an acquisition related liability. This liability will be reduced upon the payment of the contingent milestone payments with the remaining amounts to be recorded as a deferred tax asset and goodwill.

The purchase price allocation resulted in the recognition of core technologies of $52.0 million; customer relationships of $9.1 million; other assets of $13.1 million consisting primarily of inventory and equipment; an acquisition related liability of $25.4 million; and deferred tax liabilities of $16.3 million. Core technologies and customer relationships will be amortized over the estimated useful lives of 15 and 8 years, respectively. In

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

addition, $44.4 million was allocated to purchased R&D for which technological feasibility had not been established and no alternative future use existed at the acquisition date. The purchased R&D relates to the Pre-Market Approval (“PMA”) submitted to the U.S. Food and Drug Administration (“FDA”) for use of the LifeStent® products in the superficial femoral artery. The company recorded a charge for purchased R&D in research and development expense in its consolidated statements of income. In connection with the write-off of purchased R&D, the company recorded a tax benefit of $16.4 million. The value assigned to purchased R&D was determined based upon the present value of expected future cash flows associated with the product adjusted for the probability of product approval and discounted at a risk-adjusted rate. The ongoing activity with respect to the future development for this product is not expected to be material to the company’s research and development expense.

The contingent milestone payment related to regulatory approvals was amended, which resulted in $23.0 million being paid in December 2008. This payment resulted in a decrease to the acquisition related liability of $14.5 million and an increase to deferred tax assets of $8.5 million. In addition, the company received PMA approval in February 2009 for use of the LifeStent® in the superficial femoral artery and proximal popliteal artery, which resulted in a contingent milestone payment of $27.0 million. Up to $15.0 million of contingent milestone payments related to the transfer of manufacturing operations to Bard remain at February 26, 2009.

On June 13, 2007, the company acquired the assets of Inrad, Inc.’s biopsy marker business for $33.8 million including capitalized acquisition costs for legal and other consulting costs. This product line is included in the company’s vascular disease state category. The acquisition was accounted for as a business combination and the results of operations have been included in the company’s results since the acquisition date. The purchase price allocation resulted in the recognition of intangible assets, primarily core technologies, of $31.5 million; and other assets of $0.6 million. In addition, $1.6 million was allocated to purchased R&D. The acquired intangible assets will be amortized over their weighted average useful lives of approximately 13 years. Goodwill of $0.1 million associated with this transaction was not deductible for tax purposes. In 2008, the company made contingent payments of $0.2 million that were due upon the delivery of certain equipment.

The purchased R&D relates to a biopsy marker device in development at the time of the acquisition. The company recorded the purchased R&D charge in research and development expense in its consolidated statements of income. The value assigned to purchased R&D was determined by identifying a specific purchased R&D project that would be continued and for which (a) technological feasibility had not been established at acquisition date, (b) there was no alternative future use and (c) the fair market value was estimable with reasonable reliability.

On April 7, 2006, the company acquired all of the outstanding stock of Venetec International, Inc. (“Venetec”) for approximately $161.2 million including the payment of certain assumed liabilities plus direct acquisition costs of $2.0 million. Venetec designs, develops, manufactures and markets the StatLock® catheter stabilization device product line. The acquisition was accounted for as a business combination and the results of operations have been included in the company’s results since the acquisition date. The purchase price allocation resulted in the recognition of patents of $72.5 million; other intangible assets of $41.9 million; deferred tax liabilities with the acquired intangibles assets of $29.4 million; and purchased R&D of $6.4 million. The patents and other intangible assets will be amortized over the estimated useful lives of 15 and 11 years, respectively. Goodwill of $69.8 million associated with this transaction was not deductible for tax purposes.

Asset Disposition

On June 12, 2008, the company decided to discontinue the sale of its Salute II hernia fixation device. This decision was based on a strategic review, which considered the continued technical challenges associated with the product’s manufacturing and its overall profitability, as well as an assessment of alternative hernia fixation devices under development. In connection with this decision, the company recorded a non-cash charge of $40.5 million ($34.9 million after tax). This charge consisted of the write-off of patents of $34.6 million and machinery and equipment of $2.2 million, which in total were recorded to other expense (income), net, and inventory of $3.7 million, which was recorded to cost of goods sold.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product Withdrawal

On January 31, 2007, the company withdrew from the synthetic bulking market and discontinued sales of the TegressTM product and has accounted for this withdrawal as a discontinued operation. The withdrawal was based upon a strategic review of the TegressTM synthetic bulking product, which considered the product’s limited commercial success to date, significant future clinical costs and uncertain growth potential. During the fourth quarter of 2006, the company recorded an impairment charge and related costs associated with TegressTM of approximately $46.4 million pre-tax.

Condensed financial information related to the discontinued operation for the following years ended December 31 are:

	2007	2006
(dollars in millions)
Net sales	$0.3	$5.9

Income (loss) from operations	0.1	(47.0)
Income tax provision	0.1	(4.6)

Income (loss) on discontinued operations	$—	$(42.4)

For the year ended December 31, 2007, TegressTM net cash flows of $5.3 million related to the collection of customer receivables prior to January 31, 2007 and the wind-down of clinical studies, leases and intellectual property matters.

3. Income Taxes

The components of income from continuing operations before income taxes for the following years ended December 31 consisted of:

	2008	2007	2006
(dollars in millions)
United States	$348.0	$390.5	$204.4
Foreign	201.9	186.8	190.2

	$549.9	$577.3	$394.6

The income tax provision for the following years ended December 31 consisted of:

	2008	2007	2006
(dollars in millions)
Current provision
Federal	$120.4	$150.1	$70.2
Foreign	29.4	28.5	17.5
State	16.5	14.7	7.7

	166.3	193.3	95.4

Deferred provision
Federal	(25.0)	(13.1)	(15.5)
Foreign	(3.4)	(9.7)	1.4
State	(4.5)	0.4	(1.2)

	(32.9)	(22.4)	(15.3)

	$133.4	$170.9	$80.1

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and deferred tax liabilities at December 31 consisted of:

	2008	2007
(dollars in millions)
Deferred tax assets
Employee benefits	$112.8	$83.5
Inventory (intercompany profit in inventory and excess of tax over book valuation)	29.1	20.1
Receivables / rebates	16.6	13.0
Acquisition related	34.4	14.3
Other	25.5	22.7

	218.4	153.6

Deferred tax liabilities
Accelerated depreciation / amortization	48.1	43.8
Acquisition related	60.1	49.1
Other	3.3	—

	111.5	92.9

	$106.9	$60.7

At December 31, 2008, the company had federal net operating loss carryforwards of $28.5 million, which generally expire between 2016 and 2022.

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

A reconciliation between the effective income tax rate and the federal statutory rate for the following years ended December 31 is:

	2008	2007	2006
Federal statutory rate	35%	35%	35%
State income taxes, net of federal benefit	2%	2%	1%
Operations taxed at less than U.S. rate	(8)%	(6)%	(10)%
Impact of foreign tax reform on deferred taxes	—	(1)%	—
Resolution of prior period tax items	(5)%	—	(7)%
Other, net	—	—	1%

	24%	30%	20%

The company’s foreign tax incentives consist of incentive tax grants in Puerto Rico and Malaysia. The Puerto Rico grant was originally effective November 1998. The company applied for a revised grant to be effective as of July 1, 2001, which also provided for a partial exemption from income, property and municipal taxes for a 15-year period effective from the date of revision. In 2002, the company received approval of this revised grant establishing a new lower tax rate for its Puerto Rican manufacturing operations. During 2003, the company applied for a Malaysian high-technology pioneer grant that would provide for a full tax exemption on operational income by Malaysian Inland Revenue for five years. On February 11, 2004, the company was notified by the Malaysian Ministry of International Trade and Industry that the company’s application was accepted and would be effective retroactive to July 1, 2003. This grant expired on June 30, 2008.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The approximate dollar and per share effects of the Puerto Rican and Malaysian grants are as follows:

	2008	2007	2006
(dollars in millions, except per share amounts)
Tax benefit	$37.5	$35.4	$30.2
Per share benefit	$0.37	$0.33	$0.28

The company adopted the provisions of Financial Accounting Standards Board (”FASB”) Interpretation 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”), effective January 1, 2007. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is more likely than not that the position is sustainable based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. A tax benefit from an uncertain position was previously recognized if it was probable of being sustained. The company increased its January 1, 2007 retained earnings by $5.3 million as a result of the adoption of FIN 48.

A reconciliation of the gross amounts of unrecognized tax benefits, excluding interest and penalties, is as follows:

(dollars in millions)	2008	2007
Balance, January 1	$55.3	$46.4
Additions related to prior year tax positions	11.9	—
Reductions related to prior year tax positions	(30.7)	(0.7)
Additions for tax positions of the current year	5.6	10.3
Settlements	—	(0.7)
Lapse of statue of limitations	(0.8)	—

Balance, December 31	$41.3	$55.3

The company operates in multiple taxing jurisdictions and faces audits from various tax authorities regarding transfer pricing, the deductibility of certain expenses, intercompany transactions and other matters. As of January 1, 2007, the liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $46.4 million plus approximately $8.2 million of accrued interest. As of December 31, 2007, the liability for unrecognized tax benefits was approximately $55.3 million, plus approximately $11.7 million of accrued interest. As of December 31, 2008, the liability for unrecognized tax benefits was approximately $41.3 million (of which $34.0 million would impact the effective tax rate if recognized) plus approximately $8.7 million of accrued interest.

The company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for the respective tax jurisdiction. Within specific countries, the company may be subject to audit by various tax authorities, or subsidiaries operating within the country may be subject to different statute of limitations expiration dates. As of December 31, 2008, a summary of the tax years that remain subject to examination in the company’s major tax jurisdictions are:

United States – federal	2003 and forward
United States – states	2003 and forward
Germany	2001 and forward
Malaysia	2002 and forward
Puerto Rico	2004 and forward
United Kingdom	2007 and forward

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The company’s federal tax filings have been examined by the U.S. Internal Revenue Service (“IRS”) for calendar years ending prior to 2005. In 2008, the company’s income tax provision was reduced by $28.3 million as a result of the completion of the IRS examination for the tax years of 2003 and 2004. Two tax positions remain under review through the IRS administrative appeals process related to these years. In 2006, the company’s income tax provision was reduced by approximately $23.8 million, predominantly due to the expiration of the statute of limitations in the United States for the 2000 through 2002 tax years as well as the resolution of an audit in the U.K. for the 1999 through 2003 tax years. The audit of the company’s U.K. tax filing for the 2005 year concluded in the first quarter of 2008 with no adjustment by the tax authority, and the statute of limitations for the U.K. tax filing for the 2006 year expired in 2008.

Based upon the outcome of the administrative appeals process and/or the expiration of statutes of limitations, the company believes that it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease by up to $8.0 million within the next 12 months.

At December 31, 2008, the company had not provided for income taxes on the undistributed earnings of its foreign operations of approximately $1.1 billion as it is the company’s intention to permanently reinvest these undistributed earnings.

4. Earnings per Share

The weighted average common shares used in the computations of basic and diluted earnings per share for the following years ended December 31 are:

	2008	2007	2006
(in millions)
Weighted average common shares outstanding	99.5	102.7	103.5
Dilutive common share equivalents from share-based plans	3.0	3.2	3.4

Weighted average common and common equivalent shares outstanding, assuming dilution	102.5	105.9	106.9

5. Financial Instruments

Foreign Exchange Derivative Instruments

The company enters into readily marketable forward and option contracts with financial institutions to help reduce its exposure to fluctuations between certain currencies. These contracts limit volatility because gains and losses associated with foreign exchange rate movements are generally offset by movements in the underlying hedged item.

A roll forward of the notional value of the company’s forward currency and option contracts is as follows:

	Forwards	Options
(dollars in millions)
Balance, December 31, 2007	$126.5	$—
New agreements	77.5	63.6
Expired/cancelled agreements	(130.1)	—

Balance, December 31, 2008	$73.9	$63.6

At December 31, 2008, the fair value of forward currency and option contracts was recorded in either other current assets or accrued expenses in the consolidated balance sheet. The fair value of forward currency contracts was $(4.9) million and $(0.8) million at December 31, 2008 and 2007, respectively. The fair value of option contracts was $11.2 million at December 31, 2008. During 2008, the company reclassified a loss of approximately $2.3 million from

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accumulated other comprehensive (loss) income to either other expense (income), net, or cost of goods sold in the consolidated statement of income as hedged intercompany balances were settled. The tax effect of this reclassification was approximately $0.7 million. At December 31, 2008, the company had gains of approximately $3.9 million in accumulated other comprehensive (loss) income in the consolidated balance sheet that are expected to be reclassified into earnings in 2009.

Investments

Short-term investments consisted of high-quality corporate debt securities and commercial paper purchased with maturities of less than one year. Short-term investments classified as available-for-sale and held-to-maturity were $72.2 million and $10.0 million, respectively, at December 31, 2007. These investments matured during the year ended December 31, 2008. There were no realized gains or losses on short-term investments for the years ended December 31, 2008 and 2007, respectively. There were unrealized gains of $0.3 million and unrealized losses of $0.1 million on short-term investments for the year ended December 31, 2007.

Available-for-sale equity securities recorded in other assets were approximately $0.4 million and $2.5 million at December 31, 2008 and 2007, respectively.

Fair Value of Financial Instruments

The following table summarizes the basis used to measure financial instruments at fair value:

	Balance at December 31, 2008	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs
(dollars in millions)
Equity securities	$0.4	$0.4	$—
Forward currency contracts	(4.9)	—	(4.9)
Option contracts	11.2	—	11.2

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

Concentration Risks

The company is potentially subject to financial instrument concentration of credit risk through its cash equivalents and trade accounts receivable. The company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any one institution. Concentrations of risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. However, a significant amount of trade accounts receivable is with the national healthcare systems of several countries. Although the company does not currently foresee a credit risk associated with these receivables, payment is dependent upon the financial stability of those countries’ national economies. Sales to distributors, which supply the company’s products to many end users, accounted for approximately 33% of the company’s net sales in 2008, and the five largest distributors combined, including the company’s Medicon joint venture, accounted for approximately 65% of such sales. One large distributor

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounted for approximately 10% and 9% of the company’s net sales in 2008 and 2007, respectively, and represented gross receivables of approximately $38.6 million and $31.7 million as of December 31, 2008 and 2007, respectively.

6. Inventories

Inventories at December 31 consisted of:

	2008	2007
(dollars in millions)
Finished goods	$165.2	$143.6
Work in process	23.3	21.9
Raw materials	86.6	79.2

	$275.1	$244.7

Approximately 65% of the company’s inventory costs are determined using LIFO. Consigned inventory was $22.4 million and $18.8 million at December 31, 2008 and 2007, respectively.

7. Other Intangible Assets

Other intangible assets at December 31 consisted of:

	2008		2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(dollars in millions)
Patents	$216.5	$(62.3)	$247.7	$(58.9)
Core technologies	153.1	(22.6)	70.3	(11.3)
Other intangibles	127.3	(48.4)	115.3	(37.8)

	$496.9	$(133.3)	$433.3	$(108.0)

Amortization expense was approximately $39.6 million, $31.2 million and $26.2 million in 2008, 2007 and 2006, respectively. The estimated amortization expense for the years 2009 through 2013 based on the company’s intangible assets as of December 31, 2008 is as follows: 2009 - $40.0 million; 2010 - $37.3 million; 2011 - $35.5 million; 2012 - $35.4 million; and 2013 - $34.4 million.

8. Debt

At December 31, 2008 and 2007, the company had $149.8 million of unsecured notes that mature in 2026 and pay a 6.70% semi-annual coupon. The coupon interest closely approximates the effective annual cost of the notes. The fair value of the notes approximated $158.1 million at December 31, 2008. Other debt outstanding at December 31, 2007 was $0.8 million, which was reflected in current maturities of long-term debt.

The company maintains a $400 million committed syndicated bank credit facility that expires in June 2012. The credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The facility includes pricing based on the company’s long-term credit rating and includes a financial covenant that limits the amount of total debt to total capitalization. There were no outstanding borrowings or commercial paper borrowings at December 31, 2008 and 2007, respectively.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Commitments and Contingencies

In the ordinary course of business, the company is subject to various legal proceedings and claims, including, for example, product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes. In addition, the company operates in an industry susceptible to significant patent legal claims. The company accounts for estimated losses with respect to these proceedings when such losses are probable and estimable. At any given time in the ordinary course of business, the company is involved as either a plaintiff or defendant in a number of patent infringement actions. If a third party’s patent infringement claim were to be determined against the company, the company might be required to make significant royalty or other payments or might be subject to an injunction or other limitation on its ability to manufacture or distribute one or more products. If a patent owned by or licensed to the company were to be determined to be invalid or unenforceable, the company might be required to reduce the value of the patent on the company’s balance sheet and to record a corresponding charge, which could be significant in amount.

The company requires limited product warranty accruals as the majority of the company’s products are intended for single use. Certain of the company’s products carry limited warranties that in general do not exceed one year from sale. The company accrues estimated product warranty costs at the time of sale.

The company is subject to numerous federal, state, local and foreign environmental protection laws governing, among other things, the generation, storage, use and transportation of hazardous materials and emissions or discharges into the ground, air or water. The company is or may become a party to proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), commonly known as Superfund, the Resource Conservation and Recovery Act, the Clean Water Act, the Clean Air Act and similar state laws. These proceedings seek to require the owners or operators of contaminated sites, transporters of hazardous materials to the sites and generators of hazardous materials disposed of at the sites to clean up the sites or to reimburse the government for cleanup costs. In most cases, there are other potentially responsible parties that may be liable for any remediation costs. In these cases, the government alleges that the defendants are jointly and severally liable for the cleanup costs; however, these proceedings are frequently resolved so that the allocation of cleanup costs among the parties more closely reflects the relative contributions of the parties to the site contamination. The company’s potential liability varies greatly from site to site. For some sites, the potential liability is de minimis and for others the costs of cleanup have not yet been determined. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of February 19, 2009, approximately 1,050 federal and 1,285 state lawsuits involving individual claims by approximately 2,400 plaintiffs, as well as two putative class actions, have been filed or asserted against the company with respect to its Composix® Kugel® and certain other core hernia repair products (collectively, the “Hernia Products Claims”). One class action lawsuit consolidates nine previously filed class actions lawsuits. The company and certain plaintiffs have agreed to the dismissal of approximately 330 lawsuits in the Superior Court of the State of Rhode Island. As a result, these lawsuits are not included in the above figures. The company voluntarily recalled certain sizes and lots of the Composix® Kugel® product beginning in December 2005. The actions generally seek damages for personal injury resulting from use of the products. The putative class actions, none of which has been certified, seek (i) medical monitoring, (ii) compensatory damages, (iii) punitive damages, (iv) a judicial finding of defect and causation and/or (v) attorneys’ fees. On June 22, 2007, the Judicial Panel on Multidistrict Litigation transferred Composix® Kugel® lawsuits pending in federal courts nationwide into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island. The MDL court subsequently determined to include other hernia repair products in the MDL proceeding. Approximately 1,260 of the state lawsuits, involving individual claims by a substantially equivalent number of plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions.

The Hernia Product Claims are at a preliminary stage. In the vast majority of these cases, we have not yet obtained and reviewed complete information regarding the plaintiffs and their medical conditions, and consequently, we are unable to fully evaluate the claims nor determine the time frame in which they may be resolved. As in most litigation of this nature, the Hernia Product Claims present a wide variety of claims, ranging from allegations of serious injury caused by the products to efforts to obtain compensation notwithstanding the absence of any injury. The company believes that many settlements and judgments relating to the Hernia Product Claims may be covered in whole or in part under its product liability insurance policies with a limited number of insurance carriers. There is no guarantee, however, that these amounts will be adequate to cover damages and/or costs, that insurers will be able to pay claims or that coverage will otherwise be available. While the company intends to vigorously defend the Hernia Product Claims, it cannot give any assurances that the Hernia Product Claims will not have a material adverse impact on the company’s result of operations in future periods or the company’s financial position or liquidity.

On February 21, 2007, Southeast Missouri Hospital (“Southeast”) filed a putative class action complaint on behalf of itself and all others similarly situated against the company and another manufacturer, Tyco International, Inc. (“Tyco”). Tyco’s motion to dismiss was granted and consequently Tyco is no longer a party to the action. The complaint was later amended to add St. Francis Medical Center (“St. Francis”) as an additional named plaintiff. The action was re-named as St. Francis Medical Center, et al. v. C. R. Bard, Inc., et al. (Civil Action No. 1:07-cv-00031, United States District Court, Eastern District of Missouri, Southeastern District) when the court denied Southeast’s motion to serve as a class representative and Southeast was subsequently dismissed from the lawsuit. The court granted St. Francis’s motion for class certification and determined the measurement period for any potential damages. St. Francis alleges that the company conspired to exclude competitors from the market and that the company sought to maintain market share by engaging in conduct in violation of state and federal antitrust laws. St. Francis seeks injunctive relief and has presented an expert report that calculates damages of up to approximately $320 million, a figure that the company believes is unsupported by the facts. The company’s expert report establishes that, even assuming a determination adverse to the company, the

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

plaintiffs suffered no damages. Any damages awarded under the federal antitrust laws will be subject to statutory trebling. If ultimately successful, St. Francis’s attorneys are entitled to an award of reasonable fees and costs. The company intends to defend this matter vigorously. The trial was scheduled to commence in April 2009, however the court recently adjourned the trial without setting a new date. At this time, it is not possible to assess the likelihood of an adverse outcome or determine an estimate, or a range of estimates, of potential damages. The company cannot give any assurances that this matter will not have a material adverse impact on the company’s results of operations in a future period or the company’s financial position or liquidity.

In December 2007, a U.S. District Court jury in Arizona found that certain of W.L. Gore & Associates Inc.’s ePTFE vascular grafts and stent-grafts infringe the company’s patent number 6,436,135. The jury upheld the validity of the patent and awarded the company $185 million in past damages. The jury also found that Gore willfully infringed the patent. In a second phase of the trial, the court ruled that Gore failed to prove that the patent is unenforceable due to inequitable conduct. Because the company considers this matter a gain contingency, no amounts have been recorded as of December 31, 2008.

The company is committed under noncancelable operating leases involving certain facilities and equipment. The minimum annual rentals under the terms of these leases are as follows: 2009 - $21.2 million; 2010 - $17.8 million; 2011 - $16.1 million; 2012 - $8.1 million; 2013 - $7.2 million and thereafter - $47.1 million. Total rental expense for operating leases approximated $21.2 million in 2008, $18.8 million in 2007 and $19.7 million in 2006.

10. Share-Based Compensation Plans

The company may grant a variety of share-based payments under the 2003 Long Term Incentive Plan of C. R. Bard, Inc. (the “2003 Plan”) and the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc. (the “Directors’ Plan”) to certain directors, officers and employees. The total number of remaining shares at December 31, 2008 that may be issued under the 2003 Plan was 2,991,202 and under the Directors’ Plan was 90,366. Shares remaining for issuance under the 2003 Plan include 2,225,000 shares authorized by the shareholders at the company’s Annual Meeting of Shareholders on April 16, 2008. Awards under the 2003 Plan may be in the form of stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, unrestricted stock and other stock-based awards. Awards under the Directors’ Plan may be in the form of stock awards, stock options or stock appreciation rights. The company has two employee share purchase programs.

Amounts recognized for share-based compensation for the following years ended December 31 are:

	2008	2007	2006
(dollars in millions)
Total cost of share-based payment plans	$53.3	$51.2	$47.9
Amounts capitalized in inventory and fixed assets	(1.9)	(1.6)	(0.9)
Amounts charged against income for amounts previously capitalized in inventory and fixed assets	1.7	1.6	—

Amounts charged against income	$53.1	$51.2	$47.0

Amount of related income tax benefit recognized in income	$18.1	$17.9	$16.5

As of December 31, 2008, there were approximately $84.9 million of unrecognized compensation costs related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately two years. The company repurchases shares from time-to-time on the open market to satisfy share-based payment arrangements. The company has sufficient treasury shares to satisfy expected share-based payment arrangements.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options - The company grants stock options to directors, officers and certain employees with exercise prices equal to the average of the high and low prices of the company’s common stock on the date of grant. These stock option awards generally have requisite service periods between four and five years and ten-year contractual terms. Certain stock option awards provided for accelerated vesting after a minimum of one year if certain performance conditions are met. Summarized information regarding total stock option activity and amounts for the year ended December 31, 2008 is as follows:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding - January 1,	7,283,598	$55.21
Granted	1,278,805	88.95
Exercised	(1,286,360)	38.72		$72.0
Canceled/forfeited	(91,224)	80.88

Outstanding - December 31,	7,184,819	$63.84	6.7	$146.8

Exercisable	4,826,880	$52.93	5.6	$146.4

The company uses a binomial-lattice option valuation model to estimate the fair value of stock options. The assumptions used to estimate the fair value of the company’s stock option grants for the following years ended December 31 are:

	2008	2007	2006
Dividend yield	0.7%	0.7%	0.8%
Risk-free interest rate	3.28%	4.95%	5.07%
Expected option life in years	7.5	6.1	5.8
Expected volatility	26%	22%	23%
Option fair value	$29.58	$25.49	$22.60

Compensation expense related to stock options was $26.9 million, $29.3 million and $32.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, there were approximately $30.9 million of total unrecognized compensation costs related to nonvested stock options. These costs are expected to be recognized over a weighted-average period of approximately one year. During the years ended December 31, 2008, 2007 and 2006, 676,343, 1,516,316 and 1,719,769 options, respectively, vested with a weighted-average fair value of $22.89, $18.42 and $16.14, respectively. The total intrinsic value of stock options exercised during 2008, 2007 and 2006 was $72.0 million, $101.0 million and $85.8 million, respectively.

Cash received from stock option exercises for the years ended December 31, 2008, 2007 and 2006 was $49.8 million, $66.1 million and $48.6 million, respectively. The actual tax benefit realized for the tax deductions from option exercises was $24.5 million, $36.1 million and $29.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Restricted Stock, Restricted Stock Units and Other Stock-Based Awards - The company may grant restricted stock, restricted stock units or stock awards to certain employees and directors.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock—Restricted stock is issued to the participants on the date of grant, entitling the participants to dividends and the right to vote their respective shares. Certain restricted stock awards have performance features. The fair value of these restricted shares on the date of grant is recognized to expense ratably over the requisite service period. Restricted stock grants have requisite service periods of between four to seven years. Compensation expense related to restricted stock was $12.2 million, $9.1 million and $6.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, there were approximately $30.1 million of total unrecognized compensation costs related to nonvested restricted stock awards. These costs are expected to be recognized over a weighted-average period of approximately three years. The activity in the nonvested restricted stock awards for the year ended December 31, 2008 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding - January 1	646,742	$70.12
Granted	201,638	89.09
Vested	(90,239)	52.77
Forfeited	(12,448)	73.97

Outstanding - December 31	745,693	$77.29

Restricted Stock Units—Restricted stock units have requisite service periods of between four and seven years. No voting or dividend rights are associated with these grants until the underlying shares are issued upon vesting. Compensation expense related to these awards was $3.4 million, $2.9 million and $1.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, there were approximately $17.3 million of total unrecognized compensation costs related to nonvested restricted stock unit awards. These costs are expected to be recognized over a weighted-average period of approximately four years. The activity in the nonvested restricted stock unit awards for the year ended December 31, 2008 is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding - January 1	526,942	$57.57
Granted	133,604	91.74
Vested	(51,103)	38.53
Forfeited	(70,646)	64.85

Outstanding - December 31	538,797	$66.90

Other Stock-Based Awards—The company may grant stock awards to directors. Shares are granted at no cost to the recipients and are generally distributed to a director in his or her year of election and vest on a pro rata basis in each year of his or her term, although additional awards may be granted with other terms. The fair value of these awards is charged to compensation expense over the directors’ terms. Restrictions limit the sale or transfer of these awards until the awarded stock vests and until an additional two-year period lapses. Dividends are paid on these shares and recipients have the right to vote their respective shares when the shares are distributed. Compensation expense related to these stock awards was $0.9 million, $0.8 million and $0.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, there were approximately $0.2 million of total unrecognized compensation costs related to nonvested other stock-based awards. These costs are expected to be recognized over a weighted-average period of approximately two years. At December 31, 2008 and 2007, nonvested other stock-based awards of 12,400 and 10,000 shares, respectively, were outstanding.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Purchase Program and Plan

Management Stock Purchase Program—The company maintains a management stock purchase program under the 2003 Plan (together with a predecessor stock purchase plan, the “MSPP”). Under the MSPP, employees at a specified level may purchase, with their eligible annual bonus, common stock units at a 30% discount from the lower of the price of the common stock on July 1 of the previous year or on the date of purchase, which occurs on the date bonuses are approved by the Board of Directors. Employees make an election on or before June 30 of the previous year as to the percentage of their eligible annual bonus that will be used to purchase common stock units under the MSPP. The company’s predecessor plan provided for the purchase of shares of the company’s common stock. Employees are required to utilize at least 25% of their eligible annual bonuses to purchase common stock units under the MSPP to the extent they have not satisfied certain stock ownership guidelines. MSPP shares or units are restricted from sale or transfer for four years from the purchase date. Only shares or units corresponding to the 30% discount are forfeited if the employee’s employment terminates prior to the end of the four-year vesting period. Dividends or dividend-equivalents are paid on MSPP shares or units, and the participant has the right to vote all MSPP shares. The activity in the MSPP for the year ended December 31, 2008 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding - January 1	271,186	$61.33
Purchased	53,556	30.87
Vested	(91,786)	50.32
Forfeited	(12,523)	60.87

Outstanding - December 31	220,433	$59.03

In the third quarter of 2007, the company began using the Black-Scholes model to estimate the expense associated with anticipated 2008 MSPP purchases. The company believes the Black-Scholes model is a more appropriate model to use as a result of the option-like features of the MSPP. For all shares or units associated with the 2007 and prior MSPP purchases, the difference between the market price and the purchase price at the purchase date is amortized ratably over a four-year requisite service period. Beginning with the 2008 MSPP purchases, compensation expense is recognized over a period that will end four years after purchase. The assumptions used for the following years ended December 31 are:

	2008	2007
Dividend yield	0.7%	0.7%
Risk-free interest rate	2.21%	4.97%
Expected life in years	0.6	0.6
Expected volatility	24%	22%
Fair value	$32.53	$30.87

Compensation expense related to this program was $7.4 million, $7.2 million and $4.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, there were approximately $6.4 million of total unrecognized compensation costs related to nonvested MSPP shares and units. These costs are expected to be recognized over a weighted-average period of approximately two years.

Employee Stock Purchase Plan—Under the 1998 Employee Stock Purchase Plan of C. R. Bard, Inc. (“ESPP”), domestic employees and certain foreign employees can purchase Bard stock at a 15% discount to the

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

lesser of the market price on the beginning or ending date of the six-month periods ending June 30 and December 31 of each year. Participants may elect to make after tax payroll deductions of 1% to 10% of compensation as defined by the plan up to a maximum of $25,000 per year. The ESPP is intended to meet the requirements of Section 423 of the Internal Revenue Code of 1986, as amended. At December 31, 2008, 476,104 shares were available for purchase under the ESPP. Employee payroll deductions are for six-month periods beginning each January 1 and July 1. Shares of the company’s common stock are purchased on June 30 or December 31 or the following business day, unless either the purchase of such shares was delayed at the election of the participant or the participant’s employment was terminated. Purchased shares are restricted for sale or transfer for a six-month period. All participant funds received prior to the ESPP purchase dates are held as company liabilities without interest or other increment. No dividends are paid on employee contributions until shares are purchased.

The company values the ESPP purchases utilizing the Black-Scholes model. The weighted average assumptions used for the following years ended December 31 are:

	2008	2007	2006
Dividend yield	0.7%	0.7%	0.7%
Risk-free interest rate	2.85%	5.02%	4.82%
Expected life in years	0.5	0.5	0.5
Expected volatility	23%	22%	19%
Fair value	$19.41	$17.98	$14.45

Compensation expense related to this plan was $2.3 million, $1.9 million and $1.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. For the years ended December 31, 2008 and 2007, employees purchased 127,621 and 117,171 shares, respectively.

11. Pension and Other Postretirement Benefit Plans

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

The company accounts for its defined benefit pension plans under SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“FAS 158”). FAS 158 requires, among other things, the recognition of the funded status of each defined pension benefit plan, with subsequent changes in the funded status recognized as a component of accumulated other comprehensive (loss) income in shareholders’ investment. The impact of the adoption of the recognition provisions of FAS 158 for the company’s defined benefit pension plans reduced accumulated other comprehensive (loss) income by $29.1 million at December 31, 2006. The company adopted the requirement to measure plan assets and benefit obligations as of the date of the company’s fiscal year-end 2008. The impact of this measurement date change reduced retained earnings by $3.0 million and increased accumulated other comprehensive (loss) income by $0.6 million at December 31, 2008.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The change in benefit obligation, change in fair value of plan assets and funded status for the plans are as follows:

	2008	2007
(dollars in millions)
Benefit obligation - beginning	$294.5	$284.8
Service cost	19.4	18.8
Interest cost	17.3	15.5
Actuarial gain	(18.9)	(9.6)
Benefits paid	(24.7)	(18.1)
Change in measurement date	8.3	—
Currency/other	(11.8)	3.1

Benefit obligation - ending	$284.1	$294.5

Fair value - beginning	$242.2	$208.8
Actual return on plan assets	(68.2)	27.4
Company contributions	43.7	20.9
Benefits paid	(24.7)	(18.1)
Currency/other	(12.0)	3.2

Fair value - ending	$181.0	$242.2

Funded status of plans	$(103.1)	$(52.3)
Contribution after measurement date	—	16.1

Funded status of the plans, December 31	$(103.1)	$(36.2)

Foreign benefit plan assets at fair value included in the preceding table were $37.5 million and $58.0 million at December 31, 2008 and 2007, respectively. The foreign pension plan benefit obligations included in this table were $35.8 million and $56.6 million at December 31, 2008 and 2007, respectively. The benefit obligation for nonqualified plans also included in this table were $46.2 million and $42.9 million at December 31, 2008 and 2007, respectively. The nonqualified plans are generally not funded.

At December 31, 2008 and 2007, the accumulated benefit obligation was $248.8 million and $251.2 million, respectively, for all pension plans. At December 31, 2008 and 2007, the accumulated benefit obligation for foreign pension plans was $29.3 million and $42.0 million, respectively. The nonqualified plans accumulated benefit obligation were $42.3 million and $38.9 million at December 31, 2008 and 2007, respectively.

For pension plans with benefit obligations in excess of plan assets at December 31, 2008 and 2007, the fair value of plan assets was $147.2 million and $187.8 million, respectively, and the benefit obligation was $253.9 million and $244.2 million, respectively. For pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2008 and 2007, the fair value of plan assets was $143.5 million and $3.5 million, respectively, and the accumulated benefit obligation was $219.4 million and $42.5 million, respectively.

Amounts recognized in accumulated other comprehensive (loss) income at December 31 consisted of:

	2008	2007
(dollars in millions)
Net loss	$125.3	$58.6
Prior service cost	0.2	0.3

Before tax amount	$125.5	$58.9

After tax amount	$79.8	$37.7

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The change in net loss in the above table included net losses of $70.4 million and net gains of $19.5 million (approximately $44.4 million and $12.5 million after tax) arising during the years ended December 31, 2008 and 2007, respectively.

Amounts recognized in the consolidated balance sheets at December 31 consisted of:

	2008	2007
(dollars in millions)
Other assets	$3.5	$8.7
Other long-term liabilities	(104.0)	(42.2)
Accrued compensation and benefits	(2.6)	(2.7)

Net amount recognized	$(103.1)	$(36.2)

The estimated net actuarial loss for pension benefits that will be amortized from accumulated other comprehensive (loss) income into net pension cost over the next fiscal year is expected to be $3.5 million.

The components of net periodic benefit cost for the following years ended December 31 are:

	2008	2007	2006
(dollars in millions)
Service cost net of employee contributions	$18.5	$18.1	$16.7
Interest cost	17.3	15.5	13.9
Expected return on plan assets	(19.6)	(17.6)	(15.9)
Amortization of net loss	3.8	5.5	6.0
Amortization of prior service cost	0.1	0.2	0.1
Settlement	—	0.2	—

Net periodic pension cost	$20.1	$21.9	$20.8

The net pension costs attributable to foreign plans included in the above table were $2.8 million, $4.2 million and $3.8 million in 2008, 2007 and 2006, respectively.

The weighted average assumptions used in determining pension plan information for the following years ended December 31 are:

	2008	2007	2006

Net Cost
Discount rate	6.16%	5.60%	5.41%
Compensation increase	4.33%	4.26%	4.19%
Expected return on plan assets	8.16%	8.20%	8.29%

Benefit Obligation
Discount rate	6.32%	6.16%	5.60%
Rate of compensation increase	4.27%	4.33%	4.26%

Assumptions on discount rate - The company’s discount rates are determined by considering current yield curves representing high quality, long-term fixed income instruments. The resulting discount rates are consistent with the duration of plan liabilities.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assumptions on expected long-term rate of return - The long-term rate of return for plan assets is derived from return assumptions determined for each of the significant asset classes. Under this approach, the historical real returns (net of inflation) on different asset classes are combined with long-term expectations for inflation to determine an expected return on assets within that class. These real rates of return for each asset class reflect the long-term historical relationships between equities and fixed income investments. Current market factors such as inflation and interest rates are evaluated before long-term assumptions are determined. The long-term portfolio return is established based on the combination of these asset class real returns and inflation with proper consideration of the effects of diversification and rebalancing.

Investment Targets - Plan assets consist of a diversified portfolio of equity securities, fixed income securities and cash equivalents. Plan assets did not include any company securities at December 31, 2008 and 2007, respectively. The weighted average actual and target asset allocations for the plans at December 31, are as follows:

	Actual Allocation		Target Allocation
	2008	2007	2008	2007
Asset Categories
Equity securities	58.5%	64.9%	60.7%	61.3%
Fixed income securities	38.8%	33.0%	33.3%	33.4%
Cash and other	2.7%	2.1%	6.0%	5.3%

Total	100.0%	100.0%	100.0%	100.0%

Due to short-term returns, the investment mix may temporarily fall outside of the targets pending rebalancing to the long-term targets. Cash investment balances are targeted at five percent and are used to satisfy benefit disbursement requirements and will vary throughout the year. There were contributions made to plans in December 2008 that were not fully invested as of December 31, 2008, and those amounts are not reflected in the percentages shown above. In the first quarter of 2009, the company will reallocate the contributions consistent with plan investment target levels.

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

Funding Policy and Expected Contributions - The company’s objective in funding its domestic tax-qualified plan is to accumulate funds sufficient to provide for all benefits and to satisfy the minimum contribution requirements of ERISA. Outside the United States, the company’s objective is to fund the international retirement costs over time within the limits of minimum requirements and allowable tax deductions. The company’s annual funding decisions also consider the relationship between the returns on each asset compared to the plan’s corresponding expense and consider the relationship between each tax-qualified plan’s benefit obligation and its corresponding funded status. The company will consider the factors identified above in determining its 2009 pension funding. While the company does not expect it will be required to fund any of its pension plans in 2009, it expects to make discretionary contributions of approximately $25.0 million to its qualified plans.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The expected benefit payments are as follows:

(dollars in millions)
2009	$ 17.7
2010	17.5
2011	18.5
2012	19.9
2013	25.2
2014 through 2018	139.3

Defined Contribution Retirement Plans

All domestic employees of the company not covered by a collective bargaining agreement who have been scheduled for 1,000 hours of service are eligible to participate in the company’s defined contribution plan. The amounts charged to income for this plan amounted to $8.4 million, $7.5 million and $7.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. Outside the United States, the company maintains defined contribution plans and small pension arrangements that are typically funded with insurance products. These arrangements had a total 2008 expense of $1.7 million. In addition, the company maintains a long-term deferred compensation arrangement for directors that allows deferral of the annual retainer and meeting fees at the director’s election. The company annually accrues for long-term compensation, which is paid out upon the director’s retirement from the board. These arrangements had a total 2008 expense of $2.0 million.

Other Postretirement Benefit Plan

The company does not provide subsidized postretirement healthcare benefits and life insurance coverage except for a limited number of former employees. As this plan is unfunded, contributions are made as benefits are incurred.

The impact of the adoption of the recognition provisions of FAS 158 for the company’s other postretirement benefit plan reduced accumulated other comprehensive (loss) income by $2.6 million at December 31, 2006.

The change in the benefit obligation is as follows:

	2008	2007
(dollars in millions)
Benefit obligation at January 1	$10.1	$11.2
Interest cost	0.6	0.6
Participant’s contributions	0.1	0.1
Actuarial loss (gain)	0.6	(0.4)
Benefits paid	(1.3)	(1.4)

Benefit obligation at December 31	$10.1	$10.1

Amounts recognized in accumulated other comprehensive (loss) income at December 31 consisted of:

	2008	2007
(dollars in millions)
Net loss	$4.0	$3.7

After tax amount	$2.4	$2.2

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated net actuarial loss for other postretirement benefits that will be amortized from accumulated other comprehensive (loss) income into net benefit cost over the next fiscal year is expected to be $0.3 million.

The net periodic benefit cost was $0.9 million for the year ended December 31, 2008 and $0.8 million for each of the years ended December 31, 2007 and 2006.

12. Other Expense (Income), Net

The components of other expense (income), net for the following years ended December 31 are:

	2008	2007	2006
(dollars in millions)
Interest income	$(16.5)	$(30.7)	$(27.9)
Foreign exchange losses (gains)	7.1	(0.8)	(0.1)
Asset disposition	36.8	—	—
Legal settlements, net	2.0	(0.3)	69.0
Other, net	—	(0.5)	(0.6)

Total other expense (income), net	$29.4	$(32.3)	$40.4

Interest income - In 2008, interest income was approximately $16.5 million compared to approximately $30.7 million and $27.9 million in 2007 and 2006, respectively. The decrease in 2008 was primarily due to lower interest rates.

Asset disposition - In 2008, the amount reflects a non-cash charge related to the write-off of certain assets as a result of the company’s decision to discontinue the sale of the Salute II hernia fixation device. See Note 2 Acquisitions and Divestitures of the notes to consolidated financial statements.

Legal settlements, net - In 2006, the amount included a charge of approximately $20.0 million for the settlement of the legal action entitled Sakharam D. Mahurkar v. C.R. Bard, Inc., Bard Access Systems, Inc. and Bard Healthcare, Inc. and a charge of approximately $49.0 million for the settlement of the legal action entitled Rochester Medical Corporation, Inc. v. C.R. Bard, Inc. et al.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Segment Information

The company’s management considers its business to be a single segment entity — the manufacture and sale of medical devices. The company’s products generally share similar distribution channels and customers. The company designs, manufactures, packages, distributes and sells medical, surgical, diagnostic and patient care devices. The company sells a broad, diversified portfolio of products to hospitals, individual healthcare professionals, extended care health facilities and alternate site facilities. In general, the company’s products are intended to be used once and then discarded or implanted either temporarily or permanently. The company’s chief operating decision makers evaluate the various global product portfolios on a net sales basis. The company’s chief operating decision makers generally evaluate profitability and associated investments on an enterprise-wide basis due to shared geographic infrastructures. Net sales based on the location of the external customer and identifiable assets by geographic region for the following years ended December 31 are:

	2008	2007	2006
(dollars in millions)
Net sales
United States	$1,661.3	$1,520.6	$1,383.0
Europe	502.2	420.3	363.5
Japan	121.7	112.4	101.8
Rest of world	166.9	148.7	131.3

	$2,452.1	$2,202.0	$1,979.6

Income from continuing operations before income taxes	$549.9	$577.3	$394.6

Long-lived assets
United States	$348.1	$342.5	$320.2
Europe	54.8	64.6	59.6
Rest of world	8.0	9.0	9.1

	$410.9	$416.1	$388.9

Total net sales by disease state for the following years ended December 31 are:

	2008	2007	2006
(dollars in millions)
Vascular	$643.1	$539.6	$479.6
Urology	708.5	658.9	582.0
Oncology	646.6	558.6	481.3
Surgical Specialties	368.2	363.5	357.4
Other	85.7	81.4	79.3

	$2,452.1	$2,202.0	$1,979.6

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Unaudited Interim Financial Information

2008	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
(dollars in millions except per share amounts)
Net sales	$584.0	$617.1	$616.8	$634.2	$2,452.1
Cost of goods sold	225.5	243.6	239.5	243.5	952.1
Income from continuing operations before income taxes	104.8	118.9	160.4	165.8	549.9
Income from continuing operations	78.0	77.9	111.2	149.4	416.5

Basic earnings per share:
Income from continuing operations (A)	0.78	0.78	1.12	1.50	4.19
Net income per share (A)	0.78	0.78	1.12	1.50	4.19

Diluted earnings per share:
Income from continuing operations (A)	0.76	0.76	1.09	1.47	4.06
Net income per share (A)	0.76	0.76	1.09	1.47	4.06

(A)	Total per share amounts may not add due to rounding.

For the first quarter of 2008, research and development expense included purchased R&D charges of $49.3 million primarily associated with the acquisition of the LifeStent® family of stents from Edwards LifeSciences. These items decreased net income by $31.1 million after tax or $0.30 diluted earnings per share.

For the second quarter of 2008, other expense (income), net included a non-cash charge of $36.8 million for the write-off of assets related to the Salute II hernia fixation device. This item decreased net income by $34.9 million after tax or $0.34 diluted earnings per share.

For the third quarter of 2008, other expense (income), net included $1.3 million of reorganization costs and a $0.7 million gain related to the sale of an asset. In addition, an increase to the income tax provision of $1.0 million was included due to a tax-related interest adjustment. These items decreased net income by $1.2 million after tax or $0.01 diluted earnings per share.

For the fourth quarter of 2008, a reduction in income tax of $28.3 million was included as a result of the completion of the IRS examination for the tax years of 2003 and 2004. This item increased net income by $28.3 million after tax or $0.28 diluted earnings per share.

2007	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
(dollars in millions except per share amounts)
Net sales	$528.2	$545.7	$544.8	$583.3	$2,202.0
Cost of goods sold	206.5	216.6	213.7	227.7	864.5
Income from continuing operations before income taxes	142.4	139.3	142.2	153.4	577.3
Income from continuing operations	101.6	97.5	102.1	105.2	406.4

Basic earnings per share:
Income from continuing operations (A)	0.98	0.94	0.99	1.04	3.96
Income from discontinued operations	—	—	—	—	—
Net income per share (A)	0.98	0.94	0.99	1.04	3.96

Diluted earnings per share:
Income from continuing operations (A)	0.95	0.91	0.96	1.01	3.84
Income from discontinued operations	—	—	—	—	—
Net income per share (A)	0.95	0.91	0.96	1.01	3.84

(A)	Total per share amounts may not add due to rounding.

For the second quarter of 2007, research and development expense included payments of approximately $1.6 million pre-tax for purchased R&D. This item decreased net income by $1.5 million after tax or $0.02 diluted earnings per share.

For the third quarter of 2007, a reduction in the income tax of $3.7 million was included due to changes in certain statutory tax rates outside the United States. This item increased net income by $3.7 million after tax or $0.03 diluted earnings per share.

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

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of December 31, 2008. Based upon that evaluation, as of December 31, 2008, the company’s Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) provide reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives. There have been no changes in internal control over financial reporting for the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting is included Item 7 and is incorporated herein by reference.

Item 9B. Other Information

None.

C. R. BARD, INC. AND SUBSIDIARIES

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to Directors of the company is incorporated herein by reference to the material contained under the heading “Proposal No. 1 — Election of Directors” in the company’s definitive Proxy Statement for its 2009 annual meeting of shareholders.

Information with respect to Executive Officers of the company begins on page I-13 of this filing.

The information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the company’s definitive Proxy Statement for its 2009 annual meeting of shareholders is incorporated herein by reference.

The information contained under the caption “Corporate Governance” in the company’s definitive Proxy Statement for its 2009 annual meeting of shareholders is incorporated herein by reference.

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

Item 11. Executive Compensation

The information contained under the captions “Executive Officer Compensation,” “Director Compensation” and “Corporate Governance” in the company’s definitive Proxy Statement for its 2009 annual meeting of shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the captions “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and “Equity Compensation Plan Information” in the company’s definitive Proxy Statement for its 2009 annual meeting of shareholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under the captions “Related Person Transactions” and “Corporate Governance” in the company’s definitive Proxy Statement for its 2009 annual meeting of shareholders is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information contained under the caption “Proposal No. 4 — Ratification of the Appointment of KPMG LLP as Independent Registered Public Accounting Firm” in the company’s definitive Proxy Statement for its 2009 annual meeting of shareholders is incorporated herein by reference.

III-1

C. R. BARD, INC. AND SUBSIDIARIES

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)

l. Financial Statements. See Index to Consolidated Financial Statements at Item 8, page II-20 of this report.

2. Financial Statement Schedules.

Schedule II. Valuation and Qualifying Accounts for the years ended December 31, 2008, 2007 and 2006 (dollars in millions).

	Balance Beginning of Year	Charges to Costs and Expenses	Deductions(1)	Balance End of Year
Year Ended December 31, 2008
Allowance for inventory obsolescence	$23.0	$12.5	$(12.8)	$22.7
Allowance for doubtful accounts	15.6	1.0	(6.2)	10.4

Totals	$38.6	$13.5	$(19.0)	$33.1

	Balance Beginning of Year	Charges to Costs and Expenses	Deductions(1)	Balance End of Year
Year Ended December 31, 2007
Allowance for inventory obsolescence	$19.9	$9.8	$(6.7)	$23.0
Allowance for doubtful accounts	15.7	1.5	(1.6)	15.6

Totals	$35.6	$11.3	$(8.3)	$38.6

	Balance Beginning of Year	Charges to Costs and Expenses	Deductions(1)	Balance End of Year
Year Ended December 31, 2006
Allowance for inventory obsolescence	$29.3	$10.8	$(20.2)	$19.9
Allowance for doubtful accounts	22.7	3.4	(10.4)	15.7

Totals	$52.0	$14.2	$(30.6)	$35.6

(1)	Includes writeoffs, the impact of foreign currency exchange rates and for the year ended December 31, 2006 the impact of adopting SAB 108. See Note 1 Significant Accounting Policies in the notes to consolidated financial statements.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

C. R. BARD, INC. AND SUBSIDIARIES

3. Exhibits

Number

3b	Registrant’s Bylaws amended as of December 10, 2004, filed as Exhibit 3b to the company’s 2004 Annual Report on Form 10-K, is incorporated herein by reference.

3c	Registrant’s Restated Certificate of Incorporation, as amended, as of June 11, 2008, filed as Exhibit 3c to the company’s June 16, 2008 Form 8-K, is incorporated herein by reference.

4b	Form of Indenture, dated as of December 1, 1996 between C. R. Bard, Inc. and The Chase Manhattan Bank, N.A., as trustee, filed as Exhibit 4.1 to the company’s Registration Statement on Form S-3, File No. 333-05997, is incorporated herein by reference.

10f*	C. R. Bard, Inc. Agreement and Plans Trust amended and restated as of September 29, 2004, filed as Exhibit 10f to the company’s 2004 Annual Report on Form 10-K, is incorporated herein by reference.

10k*	C. R. Bard, Inc. Excess Benefit Plan as of July 13, 1988, filed as Exhibit 10o to the company’s 1993 Annual Report on Form 10-K, is incorporated herein by reference.

10l*	C. R. Bard, Inc. Supplemental Executive Retirement Plan, as of July 13, 1988, filed as Exhibit 10p to the company’s 1993 Annual Report on Form 10-K, is incorporated herein by reference.

10o*	Form of Deferred Compensation Contract Deferral of Discretionary Bonus, filed as Exhibit 10s to the company’s 1993 Annual Report on Form 10-K, is incorporated herein by reference.

10p*	Form of Deferred Compensation Contract Deferral of Salary, filed as Exhibit 10t to the company’s 1993 Annual Report on Form 10-K, is incorporated herein by reference.

10q*	1993 Long Term Incentive Plan of C. R. Bard, Inc., as amended effective October 9, 2002, filed as Exhibit 10q to the company’s September 30, 2002 Form 10-Q, is incorporated herein by reference.

10z*	C. R. Bard, Inc. Management Stock Purchase Plan, amended and restated as of July 10, 2002, filed as Exhibit 10z to the company’s 2002 Annual Report on Form 10-K, is incorporated herein by reference.

10at*	Letter agreement entered into by the company with John H. Weiland dated December 12, 1995, filed as Exhibit 10at to the company’s 2004 Annual Report on Form 10-K, is incorporated herein by reference.

10ba*	Form of Stock Option Agreement under the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc., filed as Exhibit 10ba to the company’s June 30, 2005 Form 10-Q, is incorporated herein by reference.

10bb*	Stock Equivalent Plan for Outside Directors of C. R. Bard, Inc. (as amended and restated), effective as of June 8, 2005, filed as Exhibit 10bb to the company’s June 30, 2005 Form 10-Q, is incorporated herein by reference.

10bd*	Form of Restricted Stock Award Agreement under the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc., filed as Exhibit 10bd to the company’s September 30, 2005 Form 10-Q, is incorporated herein by reference.

10be*	Form of Supplemental Insurance/Retirement Plan Agreement (as amended and restated) between the company and its executive officers, including each of its named executive officers, filed as Exhibit 10be to the company’s September 30, 2005 Form 10-Q, is incorporated herein by reference.

10bf*	Form of amended and restated Change of Control Agreement between the company and its executive officers, including each of its named executive officers, filed as Exhibit 10bf to the company’s September 30, 2005 Form 10-Q, is incorporated herein by reference.

C. R. BARD, INC. AND SUBSIDIARIES

Number
10bj*	2005 Directors’ Stock Award Plan of C. R. Bard, Inc. (as Amended and Restated), filed as Exhibit 10bj to the company’s March 31, 2006 Form 10-Q, is incorporated herein by reference.

10bk*	1998 Employee Stock Purchase Plan of C. R. Bard, Inc. (as Amended and Restated), filed as Exhibit 10bk to the company’s March 31, 2006 Form 10-Q, is incorporated herein by reference.

10bm*	Form of Stock Option Agreement under the company’s 2003 Long Term Incentive Plan, filed as Exhibit 10bm to the company’s December 31, 2006 Form 10-K/A, is incorporated herein by reference.

10bn	Amended and Restated Credit Agreement, dated as of June 28, 2007, among C. R. Bard, Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC (as Joint Lead Arrangers and Joint Bookrunners), JPMorgan Chase Bank, N.A. (as Administrative Agent), Bank of America, N.A. (as Syndication Agent) and Barclays Bank PLC, UBS Loan Finance LLC and Wachovia Bank, N.A. (each as Documentation Agents), filed as Exhibit 10bn to the company’s July 3, 2007 Form 8-K, is incorporated herein by reference.

10bo*	Form of Restricted Stock Agreement under the company’s 2003 Long Term Incentive Plan, filed as Exhibit 10bo of the company’s December 31, 2007 Form 10-K, is incorporated herein by reference.

10bp*	Management Stock Purchase Program Elective and Premium Share Units Terms and Conditions (as Amended and Restated), under the company’s 2003 Long Term Incentive Plan, filed as Exhibit 10bp to the company’s December 31, 2007 Form 10-K, is incorporated herein by reference.

10bq*	Form of Deferred Compensation Contract, Deferral of Directors’ Fees of C. R. Bard, Inc. (as Amended and Restated) filed as Exhibit 10bq of the company’s December 31, 2007 Form 10-K, is incorporated herein by reference.

10bs*	2003 Long Term Incentive Plan of C. R. Bard, Inc. (as Amended and Restated), filed as Exhibit 10bs to the company’s June 30, 2008 Form 10-Q, is incorporated herein by reference.

10bt*	Form of Aircraft Time Sharing Agreement between the company and certain of its named executive officers, filed as Exhibit 10bt to the company’s September 30, 2008 Form 10-Q, is incorporated herein by reference.

10bu*	Executive Bonus Plan of C. R. Bard, Inc., effective as of January 1, 2009.

12.1	Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

C. R. BARD, INC. AND SUBSIDIARIES

Number
32.2	Section 1350 Certification of Chief Financial Officer

99	Form of indemnity agreement between the company and each of its directors and officers, filed as Exhibit 99 to the company’s 1993 Annual Report on Form 10-K, is incorporated herein by reference.

*	Each of these exhibits listed under the number 10 constitutes a management contract or a compensatory plan or arrangement.

All other exhibits are not applicable.

C. R. BARD, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C. R. BARD, INC. (Registrant)

Date: February 26, 2009	By:	/S/ TODD C. SCHERMERHORN
Todd C. Schermerhorn
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ TIMOTHY M. RING Timothy M. Ring	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2009

/S/ JOHN H. WEILAND John H. Weiland	President and Chief Operating Officer and Director	February 26, 2009

/S/ TODD C. SCHERMERHORN Todd C. Schermerhorn	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2009

/S/ FRANK LUPISELLA JR. Frank Lupisella Jr.	Vice President and Controller (Principal Accounting Officer)	February 26, 2009

/S/ MARC C. BRESLAWSKY Marc C. Breslawsky	Director	February 26, 2009

/S/ T. KEVIN DUNNIGAN T. Kevin Dunnigan	Director	February 26, 2009

/S/ HERBERT L. HENKEL Herbert L. Henkel	Director	February 26, 2009

/S/ THEODORE E. MARTIN Theodore E. Martin	Director	February 26, 2009

/S/ GAIL K. NAUGHTON Gail K. Naughton	Director	February 26, 2009

/S/ TOMMY G. THOMPSON Tommy G. Thompson	Director	February 26, 2009

/S/ ANTHONY WELTERS Anthony Welters	Director	February 26, 2009

/S/ TONY L. WHITE Tony L. White	Director	February 26, 2009