Form 10-Q
period 2009-03-31
BARD C R INC /NJ/
filed 2009-04-27
CIK 9892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2009

Commission File Number 1-6926

C. R. BARD, INC.

(Exact name of registrant as specified in its charter)

New Jersey	730 Central Avenue Murray Hill, New Jersey 07974	22-1454160
(State of incorporation)	(Address of principal executive offices)	(I.R.S. Employer Identification No.)

Registrant’s telephone number, including area code: (908) 277-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2009
Common Stock - $0.25 par value	99,302,047

C. R. BARD, INC. AND SUBSIDIARIES

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands except per share amounts, unaudited)

	Three Months Ended March 31,
	2009	2008
Net sales	$596,400	$584,000

Costs and expenses:
Cost of goods sold	224,300	225,200
Marketing, selling and administrative expense	164,300	168,900
Research and development expense	36,400	85,800
Interest expense	3,000	3,000
Other (income) expense, net	9,300	(4,000)

Total costs and expenses	437,300	478,900

Income from operations before income taxes	159,100	105,100

Income tax provision	45,900	26,800

Net income	113,200	78,300
Net income attributable to noncontrolling interest	700	300

Net income attributable to common shareholders	$112,500	$78,000

Basic earnings per share available to common shareholders	$1.12	$0.77

Diluted earnings per share available to common shareholders	$1.10	$0.75

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands except share and per share amounts, unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$667,200	$592,100
Accounts receivable, less allowances of $10,100 and $10,400, respectively	375,400	394,100
Inventories	289,200	275,100
Short-term deferred tax assets	54,200	52,200
Other current assets	34,300	40,700

Total current assets	1,420,300	1,354,200

Property, plant and equipment, at cost	584,800	577,000
Less accumulated depreciation and amortization	253,600	243,600

Net property, plant and equipment	331,200	333,400
Goodwill	466,900	458,800
Other intangibles assets, net	353,700	363,600
Deferred tax assets	80,800	78,200
Other assets	75,300	77,500

Total assets	$2,728,200	$2,665,700

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$54,900	$53,500
Accrued compensation and benefits	69,100	94,700
Accrued expenses	78,800	119,200
Income taxes payable	44,300	5,700

Total current liabilities	247,100	273,100

Long-term debt	149,800	149,800
Other long-term liabilities	229,700	231,100
Deferred income taxes	20,000	23,500
Commitments and contingencies	—	—
Shareholders’ investment:
Preferred stock, $1 par value, authorized 5,000,000 shares; none issued	—	—
Common stock, $0.25 par value, authorized 600,000,000 shares; issued and outstanding 99,302,047 shares at March 31, 2009 and 99,393,020 shares at December 31, 2008	24,800	24,800
Capital in excess of par value	993,200	966,600
Retained earnings	1,156,400	1,080,200
Accumulated other comprehensive loss	(104,500)	(94,400)
Noncontrolling interest	11,700	11,000

Total shareholders’ investment	2,081,600	1,988,200

Total liabilities and shareholders’ investment	$2,728,200	$2,665,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT

(dollars in thousands except share amounts, unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comp. (Loss)/Inc.	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2008	99,393,020	$24,800	$966,600	$1,080,200	$(94,400)	$11,000	$1,988,200
Net income				112,500		700	113,200
Change in derivative instruments designated as cash flow hedges (net of $— taxes)					(1,000)		(1,000)
Amortization of items included in net periodic benefit cost (net of $400 taxes)					500		500
Foreign currency translation adjustment					(9,600)		(9,600)

Total comprehensive income							103,100
Issuance of common stock	334,027	100	7,900				8,000
Share-based compensation			14,100				14,100
Purchase of common stock for treasury	(425,000)	(100)		(36,300)			(36,400)
Tax benefit relating to share-based compensation plans			4,600				4,600

Balance at March 31, 2009	99,302,047	$24,800	$993,200	$1,156,400	$(104,500)	$11,700	$2,081,600

Balance at December 31, 2007	100,191,117	$25,000	$824,200	$956,300	$42,500	$8,200	$1,856,200
Net income				78,000		300	78,300
Available for sale securities (net of $100 taxes)					(300)		(300)
Change in derivative instruments designated as cash flow hedges (net of $100 taxes)					—		—
Amortization of items included in net periodic benefit cost (net of $300 taxes)					700		700
Foreign currency translation adjustment					10,300		10,300

Total comprehensive income							89,000
Issuance of common stock	829,588	200	28,400				28,600
Share-based compensation			10,400				10,400
Purchase of common stock for treasury	(1,743,492)	(400)		(168,900)			(169,300)
Tax benefit relating to share-based compensation plans			19,100				19,100

Balance at March 31, 2008	99,277,213	$24,800	$882,100	$865,400	$53,200	$8,500	$1,834,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$113,200	$78,300
Adjustments to reconcile income to derive net cash provided from operating activities, net of acquired businesses:
Depreciation and amortization	22,500	21,900
Restructuring charge	9,800	—
Purchased research and development	—	49,300
Deferred income taxes	400	(25,800)
Share-based compensation	14,200	10,400
Inventory reserves and provision for doubtful accounts	4,100	3,200
Other noncash items	(200)	(1,200)
Changes in assets and liabilities:
Accounts receivable	17,300	(7,900)
Inventories	(19,500)	(15,700)
Current liabilities	5,300	(8,700)
Other, net	3,800	2,800

Net cash provided by operating activities	170,900	106,600

Cash flows from investing activities:
Capital expenditures	(11,100)	(10,400)
Change in short-term investments, net	—	48,900
Payments made for purchases of businesses, net of cash acquired	(27,000)	(75,700)
Payments made for intangibles	(2,200)	(8,000)

Net cash used in investing activities	(40,300)	(45,200)

Cash flows from financing activities:
Repayments of borrowings	—	(800)
Proceeds from exercises under share-based compensation plans, net	—	21,300
Excess tax benefit relating to share-based compensation plans	3,500	17,100
Purchase of common stock	(36,400)	(158,300)
Dividends paid	(16,100)	(15,200)

Net cash used in financing activities	(49,000)	(135,900)

Effect of exchange rate changes on cash and cash equivalents	(6,500)	800

Increase (decrease) in cash and cash equivalents during the period	75,100	(73,700)

Balance at January 1	592,100	488,400

Balance at March 31	$667,200	$414,700

Supplemental cash flow information
Cash paid for:
Interest	$500	$500
Income taxes	$6,300	$9,800
Non-cash transactions:
Purchase of common stock not settled	$—	$11,000
Acquisition costs	$—	$1,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of C. R. Bard, Inc. (the “company” or “Bard”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company’s 2008 Annual Report on Form 10-K. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our 2008 Annual Report on Form 10-K. The company adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements, which requires the presentation of the financial statements to be applied retrospectively. The preparation of these financial statements requires the company to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities at the date of the financial statements. These financial statements include all normal and recurring adjustments necessary for a fair presentation. The accounts of most foreign subsidiaries are consolidated as of and for the quarters ended February 28, 2009 and February 29, 2008 and as of November 30, 2008. No events occurred related to these foreign subsidiaries during the months of March 2009, (other than the impact of the restructuring activities outside the United States), March 2008 or December 2008 that materially affected the financial position or results of operations of the company. For further discussion regarding the restructuring activities, see Note 3 of the notes to condensed consolidated financial statements. The results for the interim periods presented are not necessarily indicative of the results expected for the year.

New Accounting Pronouncements Not Yet Adopted

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132(R)-1”). The FSP requires additional disclosures about plan assets for defined benefit pension and other postretirement benefit plans. FSP FAS 132(R)-1 will be effective as of the end of Bard’s 2009 fiscal year. The company will include the additional disclosures about pension plan assets as required by the FSP.

2. Acquisition

In January 2008, the company acquired the assets of the LifeStent® family of stents from Edwards Lifesciences Corporation for a net cash payment of $77.6 million, including direct acquisition costs, and up to $65.0 million in contingent milestone payments. The contingent milestone payments consisted of $50.0 million related to regulatory approvals and $15.0 million related to the transfer of manufacturing operations to Bard. The acquisition was accounted for as a business combination. The difference between the fair value of the assets acquired and the initial payments was recognized as an acquisition related liability. In December 2008, the contingent milestone payment related to regulatory approvals was amended, which resulted in $23.0 million being paid. The company received Pre-Market Approval in February 2009 for use of the LifeStent® in the superficial femoral artery and proximal popliteal artery, which resulted in a contingent milestone payment of $27.0 million. This payment resulted in a decrease to the acquisition related liability of $10.9 million, an increase to deferred tax assets of $7.8 million, and an increase to goodwill of $8.3 million. Up to $15.0 million of contingent milestone payments related to the transfer of manufacturing operations to Bard remained at March 31, 2009.

3. Restructuring

On April 22, 2009, the company announced a plan to reduce its overall cost structure and improve efficiency. The plan includes the consolidation of certain businesses in the United States and the realignment of certain sales and marketing functions outside the United States. The company expects this plan to result in the

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

elimination of certain positions and other employee terminations worldwide. In accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits, the company recorded a charge of $9.8 million ($6.5 million after tax) to other (income), expense net, to reflect employee separation costs under the company’s existing severance programs that were probable and estimable as of March 31, 2009. Other costs primarily related to one-time termination benefits offered to employees under the plan will be accrued in the second quarter of 2009 when the necessary criteria are met under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The company expects activities under the plan to be substantially complete in the second quarter of 2009 with the total pre-tax cost estimated to be $14 million to $16 million. Substantially all of these costs are cash expenditures that are related to separation and other employee termination benefits.

4. Earnings per Common Share

On January 1, 2009, the company adopted FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). This FSP addresses whether awards granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in computing earnings per share (“EPS”) using the two-class method under SFAS No. 128, Earnings per Share. This FSP requires nonvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents to be treated as a separate class of securities in calculating EPS. Participating securities include nonvested restricted stock, nonvested shares or units under the management stock purchase program, and certain other nonvested stock-based awards. FSP EITF 03-6-1 was applied retrospectively and therefore prior period information was adjusted.

EPS is computed using the following common share information:

	Three Months Ended March 31,
	2009	2008
(dollars and shares in thousands)
EPS Numerator:
Net income attributable to common shareholders	$112,500	$78,000
Less: Income allocated to participating securities	1,200	1,000

Net income available to common shareholders	$111,300	$77,000

EPS Denominator:
Weighted average common shares outstanding	99,300	100,000
Dilutive common share equivalents from share-based compensation plans	1,600	2,300

Weighted average common and common equivalent shares outstanding, assuming dilution	100,900	102,300

5. Income Taxes

The company’s effective tax rate for the quarter ended March 31, 2009 increased to approximately 29% compared to approximately 25% for the same period in 2008. The tax rate for the prior year period reflected a reduction from the discrete tax effect of purchased R&D charges primarily associated with the acquisition of the assets of the Lifestent® family of stents from Edwards Lifesciences Corporation.

As of March 31, 2009, the total amount of liability for unrecognized tax benefits was $42.4 million (of which $35.0 million would impact the effective tax rate if recognized) plus $9.4 million of accrued interest. As of December 31, 2008, the liability for unrecognized tax benefits was $41.3 million plus $8.7 million of accrued interest.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based upon the expiration of statutes of limitations and/or the conclusion of tax examinations in several jurisdictions, the company believes it is reasonably possible that the total amount of unrecognized tax benefits may decrease by up to $8 million over the next twelve-month period.

6. Financial Instruments

Foreign Exchange Derivative Instruments

On January 1, 2009, the company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“FAS 161”), which changes the disclosure requirements about a company’s derivative and hedging activities. FAS 161 requires disclosures about (a) how and why the company uses derivative instruments, (b) the accounting for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect the company’s financial position, financial performance and cash flow.

The company enters into readily marketable forward and option contracts with financial institutions to help reduce its exposure to fluctuations between certain currencies. These contracts limit volatility because gains and losses associated with exchange rate movements are generally offset by movements in the underlying hedged item. All of the company’s derivative instruments are designated and qualify as cash flow hedges. For further discussion regarding the company’s use of derivative instruments, see Notes 1 and 5 to the consolidated financial statements in the company’s 2008 Annual Report on Form 10-K.

A roll forward of the notional value of the company’s forward currency and option contracts is as follows:

	Forwards	Options
(dollars in millions)
Balance, December 31, 2008	$73.9	$63.6
New contracts	0.3	—
Expired/cancelled contracts	(18.4)	(15.9)

Balance, March 31, 2009	$55.8	$47.7

The location and fair values of derivative instruments recognized in the condensed consolidated balance sheet at March 31, 2009 are as follows:

	Assets		Liability
(dollars in millions)	Location	Fair Value	Location	Fair Value
Forward currency contracts	Other current assets	$3.3	Accrued expenses	$7.3
Option contracts	Other current assets	8.8

		$12.1

The effect of derivative instruments on the condensed consolidated statement of shareholders’ investment for the three months ended March 31, 2009 are as follows:

(dollars in millions)	Gain/(Loss) Recognized in Other Comprehensive Income
Forward currency contracts	$0.4
Option contracts	(1.4)

$(1.0)

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)	Location of Gain Reclassified from Accumulated Other Comp. Loss to Income	Gain Reclassified from Accumulated Other Comp. Loss to Income
Forward currency contracts	Costs of goods sold	$0.1
Option contracts	Costs of goods sold	1.6

		$1.7	(A)

(A)	The tax effect of the amount reclassified from accumulated other comprehensive loss to income was $0.5 million.

Fair Value of Financial Instruments

The following table summarizes financial instruments measured at fair value on a recurring basis:

	March 31, 2009	December 31, 2008
(dollars in millions)
Forward currency contracts	$(4.0)	$(4.9)
Option contracts	8.8	11.2

The fair value of forward currency and option contracts was measured using significant other observable inputs and valued by reference to similar financial instruments, adjusted for restrictions and other terms specific to each contract.

7. Inventories

The following is a summary of inventories as of:

	March 31, 2009	December 31, 2008
(dollars in millions)
Finished goods	$173.5	$165.2
Work in process	27.0	23.3
Raw materials	88.7	86.6

	$289.2	$275.1

8. Contingencies

In the ordinary course of business, the company is subject to various legal proceedings and claims, including, for example, product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes. In addition, the company operates in an industry susceptible to significant patent legal claims. The company accounts for estimated losses with respect to these proceedings when such losses are probable and estimable. At any given time, in the ordinary course of

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

business, the company is involved as either a plaintiff or defendant in a number of patent infringement actions. If a third party’s patent infringement claim were to be determined against the company, the company might be required to make significant royalty or other payments or might be subject to an injunction or other limitation on its ability to manufacture or distribute one or more products. If a patent owned by or licensed to the company were to be determined to be invalid or unenforceable, the company might be required to reduce the value of the patent on the company’s balance sheet and to record a corresponding charge, which could be significant in amount.

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

On November 27, 2006, the company’s Urological Division received a subpoena issued by the Department of Health and Human Services, Office of Inspector General, under the authority of the federal healthcare fraud and false claims statutes. The subpoena seeks documents related to the division’s brachytherapy business. The company is cooperating with the government’s request and has responded to the subpoena. At this stage of the inquiry, the likelihood of an adverse outcome cannot be assessed. The company cannot give any assurances that this matter will not have a material adverse impact on the company’s results of operations in a future period.

As of April 23, 2009, approximately 1,100 federal and 1,340 state lawsuits involving individual claims by approximately 2,490 plaintiffs, as well as two putative class actions, have been filed or asserted against the company with respect to its Composix® Kugel® and certain other core hernia repair products (collectively, the “Hernia Product Claims”). One class action lawsuit consolidates nine previously-filed class action lawsuits. The company and certain plaintiffs have agreed to the dismissal of approximately 330 lawsuits in the Superior Court of the State of Rhode Island. As a result, these lawsuits are not included in the above figures. The company voluntarily recalled certain sizes and lots of the Composix® Kugel® product beginning in December 2005. The actions generally seek damages for personal injury resulting from use of the products. The putative class actions, none of which has been certified, seek (i) medical monitoring, (ii) compensatory damages, (iii) punitive damages, (iv) a judicial finding of defect and causation and/or (v) attorneys’ fees. On June 22, 2007, the Judicial Panel on Multidistrict Litigation transferred Composix® Kugel® lawsuits pending in federal courts nationwide into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island. The MDL court subsequently determined to include other hernia repair products in the

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MDL proceeding. Approximately 1,310 of the state lawsuits, involving individual claims by a substantially equivalent number of plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions.

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

On February 21, 2007, Southeast Missouri Hospital (“Southeast”) filed a putative class action complaint on behalf of itself and all others similarly situated against the company and another manufacturer, Tyco International, Inc. (“Tyco”). Tyco was subsequently dismissed from the action. The complaint was later amended to add St. Francis Medical Center (“St. Francis”) as an additional named plaintiff. The action was re-named as St. Francis Medical Center, et al. v. C. R. Bard, Inc., et al. (Civil Action No. 1:07-cv-00031, United States District Court, Eastern District of Missouri, Southeastern District) when the court denied Southeast’s motion to serve as a class representative and Southeast was subsequently dismissed from the lawsuit. The court granted St. Francis’s motion for class certification and determined the measurement period for any potential damages. St. Francis alleges that the company conspired to exclude competitors from the urological catheter market and that the company sought to maintain market share by engaging in conduct in violation of state and federal antitrust laws. St. Francis seeks injunctive relief and has presented an expert report that calculates damages of up to approximately $320 million, a figure that the company believes is unsupported by the facts. The company’s expert report establishes that, even assuming a determination adverse to the company, the plaintiffs suffered no damages. Any damages awarded under the federal antitrust laws will be subject to statutory trebling. If ultimately successful, St. Francis’s attorneys are entitled to an award of reasonable fees and costs. The company intends to defend this matter vigorously. The trial was scheduled to commence in April 2009, however, the court recently adjourned the trial without setting a new date. At this time, it is not possible to assess the likelihood of an adverse outcome or determine an estimate, or a range of estimates, of potential damages. The company cannot give any assurances that this matter will not have a material adverse impact on the company’s results of operations in a future period or the company’s financial position or liquidity.

In December 2007, a U.S. District Court jury in Arizona found that certain of W.L. Gore & Associates Inc.’s (“Gore”) ePTFE vascular grafts and stent-grafts infringe the company’s patent number 6,436,135. The jury upheld the validity of the patent and awarded the company $185 million in past damages. The jury also found that Gore willfully infringed the patent. In a second phase of the trial, the court ruled that Gore failed to prove that the patent is unenforceable due to inequitable conduct. On March 31, 2009, the U. S. District Court doubled the jury award to approximately $371 million for damages through June 2007. The Court is still assessing damages for Gore’s infringing sales from July 2007 to the present date and is also expected to set a royalty rate for future infringing sales. The Court also awarded Bard attorneys’ fees of $19 million and prejudgment interest of approximately $20 million. In addition, the Court denied Gore’s remaining motions, including its motions for a new trial and to set aside the jury’s verdict. After a final judgment is entered, Gore may appeal this matter to the Court of Appeals for the Federal Circuit. Because the company considers this matter a gain contingency, no amounts have been recorded as of March 31, 2009.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Share-Based Compensation Plans

The company may grant a variety of share-based payments under the 2003 Long Term Incentive Plan of C. R. Bard, Inc. (the “2003 Plan”) and the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc. (the “Directors’ Plan”) to certain directors, officers and employees. The total number of remaining shares at March 31, 2009 that may be issued under the 2003 Plan was 2,664,512 and under the Directors’ Plan was 90,366. At the company’s Annual Meeting of Shareholders on April 15, 2009, the shareholders authorized an additional 1,600,000 shares for issuance under the 2003 Plan. Awards under the 2003 Plan may be in the form of stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, unrestricted stock and other stock-based awards. Awards under the Directors’ Plan may be in the form of stock awards, stock options or stock appreciation rights. The company has two employee share purchase programs.

Amounts recognized for share-based compensation are as follows:

	Three Months Ended March 31,
	2009	2008
(dollars in millions)
Total cost of share-based compensation plans	$14.1	$10.4
Amounts capitalized in inventory and fixed assets	(0.4)	(0.3)
Amounts recognized in income for amounts previously capitalized in inventory and fixed assets	0.5	0.3

Amounts charged against income	$14.2	$10.4

As of March 31, 2009, there was approximately $79.9 million of unrecognized compensation costs related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately three years. The company repurchases shares, from time-to-time, on the open market to satisfy share-based payment arrangements. The company has sufficient treasury shares to satisfy expected share-based payment arrangements for the remainder of the year.

10. Pension and Other Postretirement Benefit Plans

Defined Benefit Pension Plans - The company has both tax-qualified and nonqualified, noncontributory defined benefit pension plans that together cover substantially all domestic and certain foreign employees. These plans provide benefits based upon a participant’s compensation and years of service. The components of net periodic pension expense are as follows:

	Three Months Ended March 31,
	2009	2008
(dollars in millions)
Service cost net of employee contributions	$4.9	$4.7
Interest cost	4.3	4.4
Expected return on plan assets	(5.0)	(5.0)
Amortization	0.8	0.9

Net periodic pension expense	$5.0	$5.0

Other Postretirement Benefit Plans - The company does not provide subsidized postretirement healthcare benefits and life insurance coverage except to a limited number of former employees. As this plan is unfunded, contributions are made as benefits are incurred. The net periodic benefit expense was $0.2 million and $0.3 million for the quarters ended March 31, 2009 and 2008, respectively.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Segment Information

The company’s management considers its business to be a single segment entity—the manufacture and sale of medical devices. The company’s products generally share similar distribution channels and customers. The company designs, manufactures, packages, distributes and sells medical, surgical, diagnostic and patient care devices. The company sells a broad, diversified portfolio of products to hospitals, individual healthcare professionals, extended care health facilities and alternate site facilities. In general, the company’s products are intended to be used once and then discarded or implanted either temporarily or permanently. The company’s chief operating decision makers evaluate their various global product portfolios on a net sales basis and generally evaluate profitability and associated investment on an enterprise-wide basis due to shared infrastructures. Net sales based on the location of the external customer by geographic region are:

	Three Months Ended March 31,
	2009	2008
(dollars in millions)
United States	$422.5	$399.2
Europe	106.5	117.1
Japan	29.6	28.0
Rest of world	37.8	39.7

	$596.4	$584.0

Income from operations before income taxes	$159.1	$105.1

Depreciation	$12.5	$12.5

Amortization	$10.0	$9.4

Total net sales by disease state are:

	Three Months Ended March 31,
	2009	2008
(dollars in millions)
Vascular	$157.4	$150.4
Urology	162.8	168.7
Oncology	161.0	150.0
Surgical Specialties	94.1	93.0
Other products	21.1	21.9

	$596.4	$584.0

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

The company’s earnings are driven by its ability to continue to generate sales of its products and improve operating efficiency. Bard’s ability to increase sales over time depends upon its success in developing, acquiring and marketing innovative and differentiated products that meet the needs of clinicians and their patients. For the three months ended March 31, 2009, the company’s research and development (“R&D”) expense was $36.4 million. The company expects R&D expense to increase in the future. The company also makes selective acquisitions of businesses, products and technologies, generally focusing on small to medium sized transactions to provide ongoing growth opportunities. In addition, the company may from time-to-time consider acquisitions of larger, established companies under appropriate circumstances. The company may also periodically divest lines of business in which it is not able to reasonably attain or maintain a leadership position or for other strategic reasons.

Recent Developments

On April 22, 2009, the company announced a plan to reduce its overall cost structure and improve efficiency. The plan includes the consolidation of certain businesses in the United States and the realignment of certain sales and marketing functions outside the United States. The company expects this plan to result in the elimination of certain positions and other employee terminations worldwide. The company recorded a charge of $9.8 million ($6.5 million after tax) to reflect employee separation costs under the company’s existing severance programs. The company expects activities under the plan to be substantially complete in the second quarter of 2009 with the total pre-tax cost estimated to be $14 million to $16 million. Substantially all of these costs are cash expenditures that are related to separation and other employee termination benefits. The company expects this plan to result in pre-tax cost savings of approximately $25 million on an annual basis. See Note 3 of the notes to condensed consolidated financial statements for additional discussion of the restructuring.

In January 2008, the company acquired the assets of the LifeStent® family of stents from Edwards Lifesciences Corporation (“Edwards Lifesciences”). The company received Pre-Market Approval from the FDA in February 2009 for use of the LifeStent® in the superficial femoral artery and proximal popliteal artery, which resulted in a contingent milestone payment of $27.0 million. See Note 2 of the notes to condensed consolidated financial statements for additional discussion of the acquisition.

Results of Operations

Net Sales

Bard’s consolidated net sales for the quarter ended March 31, 2009 were $596.4 million, an increase of 2% on a reported basis (6% on a constant currency basis) over the quarter ended March 31, 2008 consolidated net sales of $584.0 million. Net sales “on a constant currency basis” is a non-GAAP financial measure and should not be viewed as a replacement of GAAP results. See “Management’s Use of Non-GAAP Measures” below.

Price changes had the effect of increasing consolidated net sales for the quarter ended March 31, 2009 by 0.1% compared to the same period in the prior year. Exchange rate fluctuations had the effect of decreasing consolidated net sales for the quarter ended March 31, 2009 by approximately 4% as compared to the same period in the prior year. The primary exchange rate movement that impacts net sales is the movement of the Euro compared to the U.S. dollar. The impact of exchange rate movements on net sales is not indicative of the impact on net earnings due to the offsetting impact of exchange rate movements on operating costs and expenses, costs incurred in other currencies and the company’s hedging activities.

Bard’s United States net sales for the quarter ended March 31, 2009 of $422.5 million increased 6% compared to $399.2 million in the prior year quarter. International net sales for the quarter ended March 31, 2009 of $173.9 million decreased 6% on a reported basis (increased 7% on a constant currency basis) compared to $184.8 million in the prior year quarter.

Presented below is a summary of consolidated net sales by disease state.

Product Group Summary of Net Sales

	Quarter Ended March 31,
(dollars in millions)	2009	2008	Change	Constant Currency
Vascular	$157.4	$150.4	5%	11%
Urology	162.8	168.7	(3)%	—
Oncology	161.0	150.0	7%	11%
Surgical Specialties	94.1	93.0	1%	4%
Other	21.1	21.9	(4)%	—

Total net sales	$596.4	$584.0	2%	6%

Vascular Products - Bard markets a wide range of products for the peripheral vascular market, including endovascular products, electrophysiology products and surgical graft products. Consolidated net sales for the quarter ended March 31, 2009 of vascular products increased 5% on a reported basis (11% on a constant currency basis) compared to the prior year quarter. U.S. net sales for the quarter ended March 31, 2009 of vascular products grew 14% compared to the prior year quarter. International net sales for the quarter ended March 31, 2009 decreased 6% on a reported basis (increased 7% on a constant currency basis) compared to the prior year quarter. The vascular group is the company’s most global business, with international net sales comprising 43% and 47% of consolidated net sales of vascular products for the quarters ended March 31, 2009 and 2008, respectively.

Consolidated net sales for the quarter ended March 31, 2009 of endovascular products increased 13% on a reported basis (18% on a constant currency basis) compared to the prior year quarter. The company’s percutaneous transluminal angioplasty balloon catheters, vena cava filters, peripheral vascular stent and stent-graft devices, and biopsy products contributed to the growth in this category for the quarter ended March 31, 2009.

Consolidated net sales for the quarter ended March 31, 2009 of electrophysiology products decreased 10% on a reported basis (3% on a constant currency basis) compared to the prior year quarter. The decline in net sales in the company’s electrophysiology laboratory systems line as well as the unfavorable impact of exchange rate fluctuations were the primary contributors to this decrease. The company experienced a slowdown in electrophysiology lab system orders during the quarter. The company believes this is due to decreased capital spending in the hospital market in response to current economic conditions, a trend that may continue.

Consolidated net sales for the quarter ended March 31, 2009 of surgical graft products decreased 7% on a reported basis (2% on a constant currency basis) compared to the prior year quarter.

Urology Products - Bard markets a wide range of products for the urology market, including basic drainage products, continence products and urological specialty products. Bard also markets the StatLock® catheter stabilization products, which are used to secure many types of catheters sold by Bard and other companies. The majority of basic drainage products, StatLock® catheter stabilization devices and urological specialty products are sold through distributors in the United States. Consolidated net sales for the quarter ended March 31, 2009 of urology products decreased 3% on a reported basis (flat on a constant currency basis) compared to the prior year quarter. U.S. net sales of urology products for the quarter ended March 31, 2009 decreased 3% compared to the prior year quarter. During the quarter ended March 31, 2009, U.S. distributors reduced their inventory of the company’s products in this category, a trend that may continue. International net sales for the quarter ended March 31, 2009 of urology products decreased 6% on a reported basis (increased 8% on a constant currency basis) compared to the prior year quarter.

Basic drainage products represent the core of the company’s urology business. Consolidated net sales for the quarter ended March 31, 2009 of basic drainage products decreased 3% on a reported basis (increased 1% on a constant currency basis) compared to the prior year quarter. Consolidated net sales for the quarter ended March 31, 2009 of infection control Foley catheter products grew 2% on both a reported basis and constant currency basis compared to the prior year quarter. Sales of basic drainage products for the quarter ended March 31, 2009 were impacted by the inventory reductions made by distributors.

Consolidated net sales for the quarter ended March 31, 2009 of urological specialty products, which include brachytherapy products and services, decreased 13% on a reported basis (10% on a constant currency basis) compared to the prior year quarter. The decrease in sales of urological specialty products was primarily driven by a decline in sales of brachytherapy products during the quarter ended March 31, 2009. The company believes that the brachytherapy market has been losing procedural share to alternative therapies, a trend that may continue.

Consolidated net sales for the quarter ended March 31, 2009 of continence products decreased 5% on a reported basis (increased 2% on a constant currency basis) compared to the prior year quarter. Sales of continence products for the quarter were primarily impacted by slower growth in pelvic floor reconstruction products, a trend that may continue.

Consolidated net sales for the quarter ended March 31, 2009 of the StatLock® catheter stabilization product line increased 8% on a reported basis (10% on a constant currency basis) compared to the prior year quarter.

Oncology Products - The company’s oncology products include specialty access products used primarily for chemotherapy. Consolidated net sales for the quarter ended March 31, 2009 of oncology products grew 7% on a reported basis (11% on a constant currency basis) compared to the prior year quarter. U.S. net sales represented 78% of consolidated net sales of oncology products for the quarter ended March 31, 2009 and grew 10% compared to the prior year quarter. International net sales for the quarter ended March 31, 2009 of oncology products was flat on a reported basis (increased 15% on a constant currency basis) compared to the prior year quarter. The company’s specialty access ports and accessories and peripherally inserted central catheters (“PICCs”) were the primary contributors to the growth in the oncology category for the quarter ended March 31, 2009.

Surgical Specialty Products - Surgical specialty products include soft tissue repair, performance irrigation and hemostasis product lines. Consolidated net sales for the quarter ended March 31, 2009 of surgical specialty products increased 1% on a reported basis (4% on a constant currency basis) compared to the prior year quarter. U.S. net sales for the quarter ended March 31, 2009 of surgical specialty products increased 7% compared to the prior year quarter. International net sales for the quarter ended March 31, 2009 of surgical specialty products decreased 13% on a reported basis (2% on a constant currency basis) compared to the prior year quarter.

Consolidated net sales for the quarter ended March 31, 2009 of the company’s soft tissue repair product line, which includes core hernia repair and hernia fixation products, decreased 2% on a reported basis (increased 2% on a constant currency basis) compared to the prior year quarter. Sales in this category were impacted by growth in both biologic hernia repair and hernia fixation products and a decline in synthetic hernia products, a trend that may continue.

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

Following the expanded recall, the FDA conducted a follow-up inspection and issued a Form-483 notice to Davol identifying certain observations regarding Davol’s quality systems. The company completed corrective actions to address the observations. On April 25, 2007, Davol received a Warning Letter from the New England District Office of the FDA resulting from the follow-up inspection. The Warning Letter relates specifically to non-conformances in Davol’s quality systems previously identified in the related Form-483 notice. The Warning Letter stated that, until Davol resolves the outstanding issues covered by the Warning Letter, no premarket submissions for Class III devices to which the non-conformances are reasonably related will be cleared or approved. Davol presently has no such submissions before the FDA. The company responded to the Warning Letter and completed corrective actions to address the observations. The FDA conducted a planned re-inspection of the Davol facility in the third quarter of 2008, which resulted in the issuance of a Form-483 notice. The company responded to the FDA’s observations and has completed corrective actions to address them. The FDA recently notified the company that it was satisfied with the company’s responses to the Form-483 notices. The company cannot, however, give any assurances as to the expected date of resolution of the matters included in the Warning Letter.

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

Other Products - The other product group includes irrigation, wound drainage and certain original equipment manufacturers’ products. Consolidated net sales of other products for the quarter ended March 31, 2009 decreased 4% on a reported basis (flat on a constant currency basis) compared to the prior year quarter.

Costs and Expenses

The following is a summary of major costs and expenses as a percentage of net sales for the quarters ended March 31:

	2009	2008
Cost of goods sold	37.6%	38.6%
Marketing, selling and administrative expense	27.5%	28.9%
Research and development expense	6.1%	14.7%
Interest expense	0.5%	0.5%
Other (income) expense, net	1.6%	(0.7)%

Total costs and expenses	73.3%	82.0%

Cost of goods sold - Cost of goods sold consists principally of the manufacturing and distribution costs of the company’s products. The category also includes royalties and the amortization of intangible assets. The impact of incremental amortization of intangible assets acquired in the past 12 months increased cost of goods sold over the prior year quarter by approximately 30 basis points. Reductions in cost of goods sold were attributed primarily to cost improvements, which more than offset the impact of incremental amortization of intangible assets.

Marketing, selling and administrative expense - Marketing, selling and administrative expense consists principally of the costs associated with the company’s sales and administrative organizations. The company’s marketing, selling and administrative expense as a percentage of net sales for the quarter ended March 31, 2009 was 27.5%, a decrease of 140 basis points, compared to the prior year period due to company-wide spending controls.

Research and development expense - Research and development expense consists principally of costs related to internal research and development activities, milestone payments for third-party research and development activities and purchased R&D costs arising from the company’s business development activities. Purchased R&D payments may impact the comparability of the company’s results of operations between periods. All research and development costs are expensed as incurred. For the quarter ended March 31, 2009, the company spent approximately $36.4 million on research and development activities compared to $85.8 million in the prior year quarter. Included in the research and development costs for the quarter ended March 31, 2008 was purchased R&D of approximately $49.3 million primarily associated with the acquisition of the LifeStent® family of stents from Edwards Lifesciences.

Interest expense - Interest expense was $3.0 million for both quarters ended March 31, 2009 and 2008.

Other (income) expense, net - The table below presents the components of other (income) expense, net for the quarter ended March 31:

(dollars in millions)	2009	2008
Interest income	$(1.4)	$(5.6)
Foreign exchange losses	0.7	1.0
Restructuring charge	9.8	—
Other, net	0.2	0.6

Total other (income) expense, net	$9.3	$(4.0)

Interest income - For the quarter ended March 31, 2009, interest income was approximately $1.4 million, compared to approximately $5.6 million for the prior year quarter. The decrease in 2009 was primarily due to lower interest rates.

Restructuring charge - The amount reflects restructuring costs. See Note 3 to the notes to condensed consolidated financial statements for additional discussion of the charge.

Income tax provision

The company’s effective tax rate for the quarter ended March 31, 2009 increased to approximately 29% compared to approximately 25% for the same period in 2008. The prior year’s quarter tax rate reflected a reduction from the discrete tax effect of the purchased R&D charges primarily associated with the acquisition of the assets of the Lifestent® family of stents from Edwards Lifesciences.

Net Income Attributable to Common Shareholders and Earnings Per Share Available to Common Shareholders

Net income attributable to common shareholders and diluted earnings per share available to common shareholders for the first quarter of 2009 were $112.5 million and $1.10, respectively. The current year period reflects an after tax restructuring charge of $6.5 million, or $0.07 per diluted share. Net income attributable to common shareholders and diluted earnings per share available to common shareholders for the prior year quarter were $78.0 million and $0.75, respectively. The prior year period reflects after tax purchased R&D charges of $31.1 million, or $0.30 per diluted share, primarily associated with the acquisition of the assets of the Lifestent® family of stents from Edwards Lifesciences.

Liquidity and Capital Resources

The company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Significant factors affecting the management of liquidity are cash flows generated from operating activities, capital expenditures, acquisitions of businesses and technologies, cash dividends and common stock repurchases. Cash balances and cash provided from operations continue to be the company’s primary source of funds. Although the global financial markets and worldwide economies continue to experience extreme disruption and volatility, the company believes that its overall financial strength gives it sufficient financial flexibility. The table below summarizes certain liquidity measures as of March 31:

	2009	2008
(dollars in millions)
Working capital	$1,173.2	$879.2

Current ratio	5.75/1	3.99/1

For the three months ended March 31, 2009, the company generated $170.9 million in cash flow from operations, compared to the $106.6 million generated in the prior year period. The increase in net cash provided by operating activities reflects improvements in working capital.

For the three months ended March 31, 2009, the company used $40.3 million in cash for investing activities, compared to the $45.2 million used in the prior year period. The current year period includes a contingent milestone payment of $27.0 million associated with the acquisition of assets of the LifeStent® family of stents from Edwards Lifesciences, and the prior year period includes the payment of $75.7 million for the acquisition of these assets. Net cash provided by the change in short-term investments, net, which matured throughout 2008, was $48.9 million in the prior year period. Capital expenditures were approximately $11.1 million and $10.4 million for the three months ended March 31, 2009 and 2008, respectively.

For the three months ended March 31, 2009, the company used $49.0 million in cash for financing activities, compared to the $135.9 million used in the prior year period. Total debt was $149.8 million at both March 31, 2009 and December 31, 2008. Total debt to total capitalization was 6.7% and 7.0% at March 31, 2009 and December 31, 2008, respectively. The company spent approximately $36.4 million to repurchase 425,000 shares of common stock in the three months ended March 31, 2009 compared with approximately $158.3 million to repurchase 1,632,000 shares of common stock in the prior year period. The company paid cash dividends of $0.16 per share and $0.15 per share for the three months ended March 31, 2009 and 2008, respectively.

The company maintains a committed syndicated bank credit facility with a $400 million five-year credit agreement that expires in June 2012. The credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The facility includes pricing based on the company’s long-term credit rating and includes a financial covenant that limits the amount of total debt to total capitalization. There were no outstanding borrowings or commercial paper borrowings at March 31, 2009 and December 31, 2008.

Contingencies

In the ordinary course of business, the company is subject to various legal proceedings and claims, including product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes. In addition, the company operates in an industry susceptible to significant patent legal claims. At any given time in the ordinary course of business, the company is involved as either a plaintiff or defendant in a number of patent infringement actions. See Note 8 of the notes to condensed consolidated financial statements.

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

Critical Accounting Policies

The preparation of financial statements requires the company’s management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the company’s 2008 Annual Report on Form 10-K. There have been no significant changes to the company’s critical accounting policies since December 31, 2008.

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

In addition, there are substantial risks inherent in the medical device business. The company’s business involves the design, development, manufacture, packaging, distribution and sale of life-sustaining medical devices. These devices are often utilized on, or permanently or temporarily implanted in, patients in clinically demanding circumstances, such as operating rooms, emergency units, intensive care and critical care settings, among others. These circumstances, among other factors, can cause the products to become associated with adverse clinical events, including patient mortality and injury, and could lead to product liability claims (including lawsuits seeking class action status or seeking to establish multi-district litigation proceedings) and other litigation, product withdrawals, Warning Letters, recalls, field corrections or regulatory enforcement actions relating to one or more of the company’s products, any of which could have a material adverse effect on our business, financial position, liquidity and results of operations. For further discussion of risks applicable to our business, see “Risk Factors” in the company’s 2008 Annual Report on Form 10-K.

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

•	the ability to obtain appropriate levels of product liability insurance on reasonable terms;

•	the ability to recover claims from insurance companies; and

•

the ability to implement the company’s plan to improve its overall cost structure and improve efficiency, the ability to implement this plan in the contemplated time frames and to realize the anticipated benefits of this plan, and the ability to effectively estimate total and cash charges relating to the plan.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The quantitative and qualitative disclosures about market risk are discussed in Item 7A in the company’s 2008 Annual Report on Form 10-K. There have been no material changes in information reported since the year ended December 31, 2008.

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

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of March 31, 2009. Based upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2009, the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at the reasonable assurance level were effective to accomplish their objectives.

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

On November 27, 2006, the company’s Urological Division received a subpoena issued by the Department of Health and Human Services, Office of Inspector General, under the authority of the federal healthcare fraud and false claims statutes. The subpoena seeks documents related to the division’s brachytherapy business. The company is cooperating with the government’s request and has responded to the subpoena. At this stage of the inquiry, the likelihood of an adverse outcome cannot be assessed. The company cannot give any assurances that this matter will not have a material adverse impact on the company’s results of operations in a future period.

As of April 23, 2009, approximately 1,100 federal and 1,340 state lawsuits involving individual claims by approximately 2,490 plaintiffs, as well as two putative class actions, have been filed or asserted against the company with respect to its Composix® Kugel® and certain other core hernia repair products (collectively, the “Hernia Product Claims”). One class action lawsuit consolidates nine previously filed class action lawsuits. The company and certain plaintiffs have agreed to the dismissal of approximately 330 lawsuits in the Superior Court of the State of Rhode Island. As a result, these lawsuits are not included in the above figures. The company voluntarily recalled certain sizes and lots of the Composix® Kugel® product beginning in December 2005. The actions generally seek damages for personal injury resulting from use of the products. The putative class actions, none of which has been certified, seek (i) medical monitoring, (ii) compensatory damages, (iii) punitive damages, (iv) a judicial finding of defect and causation and/or (v) attorneys’ fees. On June 22, 2007, the Judicial Panel on

Multidistrict Litigation transferred Composix® Kugel® lawsuits pending in federal courts nationwide into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island. The MDL court subsequently determined to include other hernia repair products in the MDL proceeding. Approximately 1,310 of the state lawsuits, involving individual claims by a substantially equivalent number of plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions.

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

On February 21, 2007, Southeast Missouri Hospital (“Southeast”) filed a putative class action complaint on behalf of itself and all others similarly situated against the company and another manufacturer, Tyco International, Inc. (“Tyco”). Tyco was subsequently dismissed from the action. The complaint was later amended to add St. Francis Medical Center (“St. Francis”) as an additional named plaintiff. The action was re-named as St. Francis Medical Center, et al. v. C. R. Bard, Inc., et al. (Civil Action No. 1:07-cv-00031, United States District Court, Eastern District of Missouri, Southeastern District) when the court denied Southeast’s motion to serve as a class representative and Southeast was subsequently dismissed from the lawsuit. The court granted St. Francis’s motion for class certification and determined the measurement period for any potential damages. St. Francis alleges that the company conspired to exclude competitors from the urological catheter market and that the company sought to maintain market share by engaging in conduct in violation of state and federal antitrust laws. St. Francis seeks injunctive relief and has presented an expert report that calculates damages of up to approximately $320 million, a figure that the company believes is unsupported by the facts. The company’s expert report establishes that, even assuming a determination adverse to the company, the plaintiffs suffered no damages. Any damages awarded under the federal antitrust laws will be subject to statutory trebling. If ultimately successful, St. Francis’s attorneys are entitled to an award of reasonable fees and costs. The company intends to defend this matter vigorously. The trial was scheduled to commence in April 2009, however, the court recently adjourned the trial without setting a new date. At this time, it is not possible to assess the likelihood of an adverse outcome or determine an estimate, or a range of estimates, of potential damages. The company cannot give any assurances that this matter will not have a material adverse impact on the company’s results of operations in a future period or the company’s financial position or liquidity.

In December 2007, a U.S. District Court jury in Arizona found that certain of W.L. Gore & Associates Inc.’s (“Gore”) ePTFE vascular grafts and stent-grafts infringe the company’s patent number 6,436,135. The jury upheld the validity of the patent and awarded the company $185 million in past damages. The jury also found that Gore willfully infringed the patent. In a second phase of the trial, the court ruled that Gore failed to prove that the patent is unenforceable due to inequitable conduct. On March 31, 2009, the U. S. District Court doubled the jury award to approximately $371 million for damages through June 2007. The Court is still assessing damages for Gore’s infringing sales from July 2007 to the present date and is also expected to set a royalty rate for future infringing sales. The Court also awarded Bard attorneys’ fees of $19 million and prejudgment interest of approximately $20 million. In addition, the Court denied Gore’s remaining motions, including its motions for a new trial and to set aside the jury’s verdict. After a final judgment is entered, Gore may appeal this matter to the Court of Appeals for the Federal Circuit. Because the company considers this matter a gain contingency, no amounts have been recorded as of March 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
		Open Market Purchases
Period	Employee Benefit Plan Shares Surrendered For Taxes(1)	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs(2)(3)
January 1 - January 31, 2009	170	—	$—	—	$148,957,138
February 1 - February 28, 2009	88,364	425,000	85.58	425,000	112,585,095
March 1 - March 31, 2009	15,540	—	—	—	112,585,095

Total	104,074	425,000	$85.58	425,000	$112,585,095

(1)	Transactions represent the purchase of restricted shares from employees to satisfy tax withholding requirements on the vesting of equity-based awards. None of these transactions were made in the open market.

(2)	On October 10, 2007, the Board of Directors approved the repurchase of up to $500 million of the common stock of the company.

(3)	On April 15, 2009, the Board of Directors approved the repurchase of up to $500 million of common stock of the company. This new authorization is in addition to the approximately $112.6 million remaining under the October 2007 authorization.

Item 4. Submission of Matters to a Vote of Security Holders

(a) The registrant held its Annual Meeting of Shareholders on April 15, 2009.

(b) Proxies for the meeting were solicited pursuant to Regulation 14A of the Exchange Act; there was no solicitation in opposition to management’s nominees for directors as listed in the Proxy Statement and all such nominees were elected. The results of voting for the four Class I Directors elected for a term of three years are set forth below:

Marc C. Breslawsky	For Withheld	87,678,819 2,252,449
Herbert L. Henkel	For Withheld	83,268,939 6,662,329
Tommy G. Thompson	For Withheld	88,710,456 1,220,812
Timothy M. Ring	For Withheld	87,682,381 2,248,887

Class II and Class III directors whose terms continued after the Annual Meeting of Shareholders are T. Kevin Dunnigan, Theodore E. Martin, Gail K. Naughton, John H. Weiland, Anthony Welters and Tony L. White.

(c) Described below are the other matters voted upon at the Annual Meeting and the number of affirmative votes, negative votes and abstentions and broker non-votes.

I.	Approval of Certain Provisions of the Executive Bonus Plan, as amended and restated – approved.

For Against Abstain and broker non-votes	84,914,573 4,428,300 588,395

II.	Approval of the 2003 Long Term Incentive Plan, as amended and restated – approved.

For Against Abstain and broker non-votes	69,904,925 12,731,367 7,294,976

III.	Ratification of the appointment of KPMG LLP as independent registered public accounting firm for the year 2009 – approved.

For Against Abstain and broker non-votes	89,182,743 556,315 192,210

Item 5. Other Information

Our policy governing transactions in our securities by our directors, executive officers and other specified employees permits such persons to adopt trading plans pursuant to Rule 10b5-1 of the Exchange Act. We anticipate that from time-to-time, the company’s executive officers may establish trading plans relating to our common stock under Rule 10b5-1. Our current intention is to disclose details regarding individual trading plans on our website.

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
Date: April 27, 2009

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