Form 10-Q
period 2009-06-30
BARD C R INC /NJ/
filed 2009-07-27
CIK 9892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2009

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2009
Common Stock - $0.25 par value	97,616,649

C. R. BARD, INC. AND SUBSIDIARIES

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands except per share amounts, unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	$624,600	$617,100	$1,221,000	$1,201,100

Costs and expenses:
Cost of goods sold	238,600	242,900	462,900	468,100
Marketing, selling and administrative expense	169,900	180,800	334,200	349,700
Research and development expense	41,700	38,200	78,100	124,000
Interest expense	3,000	3,000	6,000	6,000
Other (income) expense, net	7,600	32,600	16,900	28,600

Total costs and expenses	460,800	497,500	898,100	976,400

Income from operations before income taxes	163,800	119,600	322,900	224,700

Income tax provision	51,400	41,000	97,300	67,800

Net income	112,400	78,600	225,600	156,900
Net income attributable to noncontrolling interest	200	700	900	1,000

Net income attributable to common shareholders	$112,200	$77,900	$224,700	$155,900

Basic earnings per share available to common shareholders	$1.13	$0.77	$2.25	$1.54

Diluted earnings per share available to common shareholders	$1.11	$0.76	$2.22	$1.51

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands except share and per share amounts, unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$607,900	$592,100
Accounts receivable, less allowances of $10,200 and $10,400, respectively	412,700	394,100
Inventories	307,700	275,100
Short-term deferred tax assets	51,300	52,200
Other current assets	39,700	40,700

Total current assets	1,419,300	1,354,200

Property, plant and equipment, at cost	610,200	577,000
Less accumulated depreciation and amortization	276,100	243,600

Net property, plant and equipment	334,100	333,400
Goodwill	475,000	458,800
Other intangibles assets, net	368,900	363,600
Deferred tax assets	85,700	78,200
Other assets	79,700	77,500

Total assets	$2,762,700	$2,665,700

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$62,600	$53,500
Accrued compensation and benefits	85,800	94,700
Accrued expenses	103,300	119,200
Income taxes payable	9,700	5,700

Total current liabilities	261,400	273,100

Long-term debt	149,800	149,800
Other long-term liabilities	230,200	231,100
Deferred income taxes	19,600	23,500
Commitments and contingencies	—	—
Shareholders’ investment:
Preferred stock, $1 par value, authorized 5,000,000 shares; none issued	—	—
Common stock, $0.25 par value, authorized 600,000,000 shares; issued and outstanding 97,616,649 shares at June 30, 2009 and 99,393,020 shares at December 31, 2008	24,400	24,800
Capital in excess of par value	1,013,100	966,600
Retained earnings	1,097,400	1,080,200
Accumulated other comprehensive loss	(45,100)	(94,400)
Noncontrolling interest	11,900	11,000

Total shareholders’ investment	2,101,700	1,988,200

Total liabilities and shareholders’ investment	$2,762,700	$2,665,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT

(dollars in thousands except share amounts, unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comp. (Loss)/Inc.	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2008	99,393,020	$24,800	$966,600	$1,080,200	$(94,400)	$11,000	$1,988,200
Net income				224,700		900	225,600
Change in derivative instruments designated as cash flow hedges (net of $500 taxes)					(3,900)		(3,900)
Amortization of items included in net periodic benefit cost (net of $600 taxes)					1,100		1,100
Foreign currency translation adjustment					52,100		52,100

Total comprehensive income							274,900
Issuance of common stock	567,976	200	13,900				14,100
Share-based compensation			26,600				26,600
Purchase of common stock for treasury	(2,344,347)	(600)		(174,700)			(175,300)
Cash dividends declared in current year				(32,800)			(32,800)
Tax benefit relating to share-based compensation plans			6,000				6,000

Balance at June 30, 2009	97,616,649	$24,400	$1,013,100	$1,097,400	$(45,100)	$11,900	$2,101,700

Balance at December 31, 2007	100,191,117	$25,000	$824,200	$956,300	$42,500	$8,200	$1,856,200
Net income				155,900		1,000	156,900
Available for sale securities (net of $500 taxes)					(800)		(800)
Change in derivative instruments designated as cash flow hedges (net of $200 taxes)					200		200
Amortization of items included in net periodic benefit cost (net of $800 taxes)					1,300		1,300
Foreign currency translation adjustment					20,100		20,100

Total comprehensive income							177,700
Issuance of common stock	1,017,220	200	36,600				36,800
Share-based compensation			19,600				19,600
Purchase of common stock for treasury	(1,868,492)	(400)		(180,400)			(180,800)
Cash dividends declared in current year				(31,000)			(31,000)
Tax benefit relating to share-based compensation plans			21,600				21,600

Balance at June 30, 2008	99,339,845	$24,800	$902,000	$900,800	$63,300	$9,200	$1,900,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$225,600	$156,900
Adjustments to reconcile income to derive net cash provided from operating activities, net of acquired businesses:
Depreciation and amortization	45,600	45,000
Restructuring charge, net of payments	9,200	—
Purchased research and development	2,300	49,300
Non-cash charge related to asset dispositions	5,700	40,500
Deferred income taxes	(4,700)	(25,500)
Share-based compensation	26,700	19,700
Inventory reserves and provision for doubtful accounts	7,900	5,600
Other noncash items	(400)	(1,500)
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(1,100)	(29,400)
Inventories	(28,800)	(30,800)
Current liabilities	(6,700)	(16,000)
Other, net	(13,800)	(8,900)

Net cash provided by operating activities	267,500	204,900

Cash flows from investing activities:
Capital expenditures	(26,000)	(24,000)
Change in short-term investments, net	—	75,500
Payments made for purchases of businesses, net of cash acquired	(42,200)	(140,600)
Payments made for intangibles	(4,600)	(13,800)

Net cash used in investing activities	(72,800)	(102,900)

Cash flows from financing activities:
Repayments of borrowings	—	(800)
Proceeds from exercises under share-based compensation plans, net	3,200	26,400
Excess tax benefit relating to share-based compensation plans	5,000	19,300
Purchase of common stock	(171,700)	(180,800)
Dividends paid	(32,100)	(30,100)

Net cash used in financing activities	(195,600)	(166,000)

Effect of exchange rate changes on cash and cash equivalents	16,700	3,200

Increase (decrease) in cash and cash equivalents during the period	15,800	(60,800)

Balance at January 1	592,100	488,400

Balance at June 30	$607,900	$427,600

Supplemental cash flow information
Cash paid for:
Interest	$6,000	$6,000
Income taxes	101,000	85,800
Non-cash transactions:
Purchase of common stock not settled	$3,600	$—
Purchases of businesses and related costs	7,900	2,500
Dividends declared, not paid	16,800	16,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of C. R. Bard, Inc. (the “company” or “Bard”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company’s 2008 Annual Report on Form 10-K. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our 2008 Annual Report on Form 10-K. On January 1, 2009, the company adopted Statement of Financial Accounting Standards (“FAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements, which requires the presentation of the financial statements to be applied retrospectively. The preparation of these financial statements requires the company to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities at the date of the financial statements. These financial statements include all normal and recurring adjustments necessary for a fair presentation. The accounts of most foreign subsidiaries are consolidated as of and for the quarters ended May 31, 2009 and May 31, 2008 and as of November 30, 2008. No events occurred related to these foreign subsidiaries during the months of June 2009, June 2008 or December 2008 that materially affected the financial position or results of operations of the company. For further discussion regarding the restructuring activities, see Note 3 of the notes to condensed consolidated financial statements. The results for the interim periods presented are not necessarily indicative of the results expected for the year.

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

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”). FAS 167 amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, (“FIN 46 (R)”) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires a qualitative analysis to determine whether an enterprise’s variable interest gives it a controlling financial interest in a variable interest entity. FAS 167 amends certain guidance in FIN 46(R) for determining whether an entity is a variable interest entity. This statement also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. FAS 167 will be effective as of the beginning of Bard’s 2010 fiscal year. The company is currently evaluating the impact of the adoption of FAS 167.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“FAS 168”). Under FAS 168, the FASB Accounting Standards Codification™ (the “Codification”) will become the exclusive source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards, with the exception of certain non-SEC accounting literature which will become nonauthoritative. FAS 168 is effective for Bard’s 2009 third fiscal quarter. The adoption of FAS 168 will not have a material impact on the company’s consolidated financial statements. All references to U.S. GAAP provided in the notes to the consolidated financial statements will be updated to conform to the Codification.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Acquisitions and Divestitures

On June 15, 2009, the company acquired worldwide rights and related assets of the hernia products business of Brennen Medical, LLC for $17.0 million. The acquisition includes technology for a non-crosslinked xenograft device, which expands Bard’s product offerings in hernia repair. The acquisition was accounted for as a business combination under FAS 141(R), Business Combinations, which requires assets acquired and liabilities assumed to be recorded at their respective fair values as of the acquisition date. The results of operations have been included in the company’s results since the acquisition date. The purchase price allocation at fair value resulted in the recognition of core technologies of $15.5 million and other assets of $1.5 million, which includes $0.9 million of goodwill. Core technologies will be amortized over their estimated useful lives of approximately 13 years.

In connection with this acquisition, the company decided to discontinue the sale of an existing xenograft device by the end of 2009 and recorded a related non-cash charge of $5.7 million ($5.2 million after tax). This charge consisted of acceleration of remaining depreciation costs related to property, plant and equipment of $4.5 million, which was recorded to other (income) expense, net, and the write-off of inventory of $1.2 million, which was recorded to cost of goods sold.

In January 2008, the company acquired the assets of the LifeStent® family of stents from Edwards Lifesciences Corporation for a net cash payment of approximately $77.0 million, including direct acquisition costs, and up to $65.0 million in contingent milestone payments. The contingent milestone payments consisted of $50.0 million related to regulatory approvals and $15.0 million related to the transfer of manufacturing operations to Bard. The acquisition was accounted for as a business combination. The difference between the fair value of the assets acquired and the initial payments was recognized as an acquisition related liability. In December 2008, the contingent milestone payment related to regulatory approvals was amended, which resulted in $23.0 million being paid. The company received Pre-Market Approval in February 2009 for use of the LifeStent ® in the superficial femoral artery and proximal popliteal artery, which resulted in a contingent milestone payment of $27.0 million. This payment resulted in a decrease to the acquisition related liability of $10.9 million, an increase to deferred tax assets of $7.8 million, and an increase to goodwill of $8.3 million. Up to $15.0 million of contingent milestone payments related to the transfer of manufacturing operations to Bard remained at June 30, 2009.

In June 2008, the company decided to discontinue the sale of its Salute II hernia fixation device and recorded a non-cash charge of $40.5 million ($34.9 million after tax). This charge consisted of the write-off of patents of $34.6 million and machinery and equipment of $2.2 million, which in total were recorded to other (income) expense, net, and inventory of $3.7 million, which was recorded to cost of goods sold.

3. Restructuring

On April 22, 2009, the company announced a plan (the “Plan”) to reduce its overall cost structure and improve efficiency. The Plan included the consolidation of certain businesses in the United States and the realignment of certain sales and marketing functions outside the United States. The Plan resulted in the elimination of certain positions and other employee terminations worldwide. The company recorded employee separation costs under the company’s existing severance programs that were probable and estimable as of the first quarter of 2009. In the second quarter of 2009, the company accrued other costs totaling $5.6 million ($3.7 million after tax) to other (income) expense, net, primarily related to one-time termination benefits offered under the Plan. Activities under the Plan were substantially complete as of June 30, 2009, with a total pre-tax cost of $15.4 million ($10.2 million after tax). Substantially all of these costs were cash expenditures that were related to separation and other employee termination benefits. At June 30, 2009, the liability related to this restructuring charge was $9.2 million, of which the majority is expected to be paid by the end of 2009.

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

EPS is computed using the following common share information:

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
(dollars and shares in thousands)
EPS Numerator:
Net income attributable to common shareholders	$112,200	$77,900	$224,700	$155,900
Less: Income allocated to participating securities	1,200	1,100	2,500	2,100

Net income available to common shareholders	$111,000	$76,800	$222,200	$153,800

EPS Denominator:
Weighted average common shares outstanding	98,500	99,300	98,900	99,700
Dilutive common share equivalents from share-based compensation plans	1,100	2,100	1,400	2,200

Weighted average common and common equivalent shares outstanding, assuming dilution	99,600	101,400	100,300	101,900

5. Income Taxes

The company’s effective tax rate for the quarter ended June 30, 2009 decreased to approximately 31% from approximately 34% for the same period in 2008. The decrease was principally due to the discrete tax effect related to the Salute II charge during the prior year quarter resulting from the write-off of assets primarily located in a low tax jurisdiction. The company’s effective tax rate for both of the six month periods ended June 30, 2009 and 2008 was approximately 30%. The tax rate for the current year period reflected a net increase of 0.4% due to the discrete tax effect of the charge for asset write-offs primarily located in a low tax jurisdiction. The tax rate for the prior year period reflected a net increase of 1.1% due to the Salute II charge, which was partially offset by the discrete tax effect of purchased research and development charges primarily associated with the acquisition of the assets of the Lifestent® family of stents from Edwards Lifesciences Corporation.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2009, the total amount of liability for unrecognized tax benefits was $44.4 million (of which $36.8 million would impact the effective tax rate if recognized) plus $10.0 million of accrued interest. As of December 31, 2008, the liability for unrecognized tax benefits was $41.3 million plus $8.7 million of accrued interest.

Based upon the expiration of statutes of limitations and/or the conclusion of tax examinations in several jurisdictions, the company believes it is reasonably possible that the total amount of unrecognized tax benefits may decrease by up to $8.3 million over the next twelve-month period.

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

A roll forward of the notional value of the company’s forward currency and option contracts is as follows:

	Forwards	Options
(dollars in millions)
Balance, December 31, 2008	$73.9	$63.6
New contracts	30.4	27.9
Expired/cancelled contracts	(37.8)	(31.8)

Balance, June 30, 2009	$66.5	$59.7

The location and fair values of derivative instruments recognized in the condensed consolidated balance sheet at June 30, 2009 are as follows:

	Assets		Liability
(dollars in millions)	Location	Fair Value	Location	Fair Value
Forward currency contracts	Other current assets	$1.0	Accrued expenses	$3.1
Option contracts	Other current assets	4.4

		$5.4

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table includes information about gains and losses on derivative instruments and the impact on the condensed consolidated statement of shareholders’ investment for the quarter ended June 30, 2009:

(dollars in millions)	Gain/(Loss) Recognized in Other Comprehensive Income	Location of Gain/(Loss) Reclassified from Accumulated Other Comp. Loss to Income	Gain/(Loss) Reclassified from Accumulated Other Comp. Loss to Income
Forward currency contracts	$1.0	Costs of goods sold	$(1.2)
Option contracts	(3.9)	Costs of goods sold	2.1

	$(2.9)		$0.9

The following table includes information about gains and losses on derivative instruments and the impact on the condensed consolidated statement of shareholders’ investment for the six months ended June 30, 2009:

(dollars in millions)	Gain/(Loss) Recognized in Other Comprehensive Income	Location of Gain/(Loss) Reclassified from Accumulated Other Comp. Loss to Income	Gain/(Loss) Reclassified from Accumulated Other Comp. Loss to Income
Forward currency contracts	$1.4	Costs of goods sold	$(1.1)
Option contracts	(5.3)	Costs of goods sold	3.7

	$(3.9)		$2.6	(A)

(A)	The tax effect of the amount reclassified from accumulated other comprehensive loss to income was $0.5 million.

Fair Value of Financial Instruments Measured at Fair Value on a Recurring Basis

The following table summarizes financial instruments measured at fair value on a recurring basis:

	June 30, 2009	December 31, 2008
(dollars in millions)
Forward currency contracts	$(2.1)	$(4.9)
Option contracts	4.4	11.2

The fair value of forward currency and option contracts was measured using significant other observable inputs and valued by reference to similar financial instruments, adjusted for restrictions and other terms specific to each contract.

Financial Instruments not Measured at Fair Value

The estimated fair value of the company’s long-term debt was $157.8 million at June 30, 2009. The fair value was estimated using dealer quotes for similarly-rated debt instruments over the remaining contractual term of the company’s obligation.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Inventories

The following is a summary of inventories as of:

	June 30, 2009	December 31, 2008
(dollars in millions)
Finished goods	$181.7	$165.2
Work in process	28.2	23.3
Raw materials	97.8	86.6

	$307.7	$275.1

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

On November 27, 2006, the company received a subpoena issued by the Department of Health and Human Services, Office of Inspector General, under the authority of the federal healthcare fraud and false claims statutes. The subpoena seeks documents related to the company’s brachytherapy business. The company is

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cooperating with the government’s request and has responded to the subpoena. At this stage of the inquiry, the likelihood of an adverse outcome cannot be assessed. The company cannot give any assurances that this matter will not have a material adverse impact on the company’s results of operations in a future period.

As of July 23, 2009, approximately 1,210 federal and 1,370 state lawsuits involving individual claims by 2,630 plaintiffs, as well as two putative class actions, have been filed or asserted against the company with respect to its Composix® Kugel® and certain other core hernia repair products (collectively, the “Hernia Product Claims”). One class action lawsuit consolidates nine previously-filed class action lawsuits. The company and certain plaintiffs have agreed to the dismissal of approximately 330 lawsuits in the Superior Court of the State of Rhode Island. As a result, these lawsuits are not included in the above figures. The company voluntarily recalled certain sizes and lots of the Composix® Kugel® product beginning in December 2005. The actions generally seek damages for personal injury resulting from use of the products. The putative class actions, none of which has been certified, seek (i) medical monitoring, (ii) compensatory damages, (iii) punitive damages, (iv) a judicial finding of defect and causation and/or (v) attorneys’ fees. On June 22, 2007, the Judicial Panel on Multidistrict Litigation transferred Composix® Kugel® lawsuits pending in federal courts nationwide into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island. The MDL court subsequently determined to include other hernia repair products in the MDL proceeding. Approximately 1,340 of the state lawsuits, involving individual claims by a substantially equivalent number of plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions. The company expects trials of a limited number of the Hernia Product Claims to begin in the first quarter of 2010.

As in most litigations of this nature, the Hernia Product Claims present a wide variety of claims, ranging from allegations of serious injury caused by the products to efforts to obtain compensation notwithstanding the absence of any injury. In the majority of these cases, the company has not yet received and reviewed complete information regarding the plaintiffs and their medical conditions, and consequently, it is unable to fully evaluate the claims. The company expects that it will receive and review additional information regarding the Hernia Product Claims and related matters as these cases progress. The company believes that many settlements and judgments relating to the Hernia Product Claims are covered in whole or in part under its product liability insurance policies with a limited number of insurance companies, certain of which have reserved their rights with respect to coverage or have contested coverage. The company intends to vigorously contest the insurers’ claims and to enforce its rights under the terms of its insurance policies. There is no guarantee that amounts recovered under these policies will be adequate to cover damages and/or costs, that insurers will pay claims, or that coverage will otherwise be available. While the company intends to vigorously defend the Hernia Product Claims, it cannot give any assurances that the Hernia Product Claims will not have a material adverse impact on the company’s results of operations in future periods or the company’s financial position or liquidity.

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

In December 2007, a U.S. District Court jury in Arizona found that certain of W.L. Gore & Associates Inc.’s (“Gore”) ePTFE vascular grafts and stent-grafts infringe the company’s patent number 6,436,135. The jury upheld the validity of the patent and awarded the company $185 million in past damages. The jury also found that Gore willfully infringed the patent. In a second phase of the trial, the court ruled that Gore failed to prove that the patent is unenforceable due to inequitable conduct. On March 31, 2009, the U. S. District Court doubled the jury award to approximately $371 million for damages through June 2007. The Court is still assessing damages for Gore’s infringing sales from July 2007 to the present date and is also expected to set a royalty rate for future infringing sales. The Court also awarded Bard attorneys’ fees of $19 million and prejudgment interest of approximately $20 million. In addition, the Court denied Gore’s remaining motions, including its motions for a new trial and to set aside the jury’s verdict. After a final judgment is entered, Gore may appeal this matter to the Court of Appeals for the Federal Circuit. Because the company considers this matter a gain contingency, no amounts have been recorded as of June 30, 2009.

9. Share-Based Compensation Plans

The company may grant a variety of share-based payments under the 2003 Long Term Incentive Plan of C. R. Bard, Inc. (the “2003 Plan”) and the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc. (the “Directors’ Plan”) to certain directors, officers and employees. The total number of remaining shares at June 30, 2009 that may be issued under the 2003 Plan was 4,311,877 and under the Directors’ Plan was 90,366. Shares remaining under the 2003 Plan include 1,600,000 shares authorized by the shareholders at the company’s Annual Meeting of Shareholders on April 15, 2009. Awards under the 2003 Plan may be in the form of stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, unrestricted stock and other stock-based awards. Awards under the Directors’ Plan may be in the form of stock awards, stock options or stock appreciation rights. The company has two employee share purchase programs.

Amounts recognized for share-based compensation are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
(dollars in millions)
Total cost of share-based compensation plans	$12.5	$9.2	$26.6	$19.6
Amounts capitalized in inventory and fixed assets	(0.4)	(0.3)	(0.8)	(0.6)
Amounts recognized in income for amounts previously capitalized in inventory and fixed assets	0.4	0.4	0.9	0.7

Amounts charged against income	$12.5	$9.3	$26.7	$19.7

As of June 30, 2009, there was approximately $67.1 million of unrecognized compensation costs related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately two years. The company repurchases shares, from time-to-time, on the open market to satisfy share-based payment arrangements. The company has sufficient treasury shares to satisfy expected share-based payment arrangements for the remainder of the year.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Pension and Other Postretirement Benefit Plans

Defined Benefit Pension Plans - The company has both tax-qualified and nonqualified, noncontributory defined benefit pension plans that together cover substantially all domestic and certain foreign employees. These plans provide benefits based upon a participant’s compensation and years of service. The components of net periodic pension expense are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
(dollars in millions)
Service cost net of employee contributions	$5.0	$4.6	$9.9	$9.3
Interest cost	4.3	4.3	8.6	8.7
Expected return on plan assets	(5.1)	(4.9)	(10.1)	(9.9)
Amortization	0.8	1.1	1.6	2.0

Net periodic pension expense	$5.0	$5.1	$10.0	$10.1

Other Postretirement Benefit Plans - The company does not provide subsidized postretirement healthcare benefits and life insurance coverage except to a limited number of former employees. As this plan is unfunded, contributions are made as benefits are incurred. The net periodic benefit expense was $0.2 million for both quarters ended June 30, 2009 and 2008, respectively. The net periodic benefit expense was $0.4 million and $0.5 million for the six months ended June 30, 2009 and 2008, respectively.

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

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
(dollars in millions)
United States	$433.6	$406.3	$856.1	$805.5
Europe	116.6	136.8	223.1	253.9
Japan	31.8	30.1	61.4	58.1
Rest of world	42.6	43.9	80.4	83.6

	$624.6	$617.1	$1,221.0	$1,201.1

Income from operations before income taxes	$163.8	$119.6	$322.9	$224.7

Depreciation	$12.9	$13.2	$25.4	$25.7

Amortization	$10.2	$9.9	$20.2	$19.3

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total net sales by disease state are:

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
(dollars in millions)
Vascular	$169.1	$163.6	$326.5	$314.0
Urology	174.7	176.4	337.5	345.1
Oncology	167.2	163.7	328.2	313.7
Surgical Specialties	91.9	88.9	186.0	181.9
Other products	21.7	24.5	42.8	46.4

	$624.6	$617.1	$1,221.0	$1,201.1

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

The company’s earnings are driven by its ability to continue to generate sales of its products and improve operating efficiency. Bard’s ability to increase sales over time depends upon its success in developing, acquiring and marketing innovative and differentiated products that meet the needs of clinicians and their patients. For the six months ended June 30, 2009, the company’s research and development (“R&D”) expense was $78.1 million. The company expects R&D expense to increase in the future. The company also makes selective acquisitions of businesses, products and technologies, generally focusing on small to medium sized transactions to provide ongoing growth opportunities. In addition, the company may from time-to-time consider acquisitions of larger, established companies under appropriate circumstances. The company may also periodically divest lines of business in which it is not able to reasonably attain or maintain a leadership position or for other strategic reasons.

Recent Developments

On June 15, 2009, the company acquired worldwide rights and related assets of the hernia products business of Brennen Medical, LLC for $17.0 million. The acquisition includes technology for a non-crosslinked xenograft device, which expands Bard’s product offerings in hernia repair. In connection with this acquisition, the company decided to discontinue the sale of an existing xenograft device by the end of 2009 and recorded a related non-cash charge of $5.7 million ($5.2 million after tax). See Note 2 of the notes to condensed consolidated financial statements for additional discussion of the acquisition.

On April 22, 2009, the company announced a plan (the “Plan”) to reduce its overall cost structure and improve efficiency. The Plan included the consolidation of certain businesses in the United States and the realignment of certain sales and marketing functions outside the United States. The Plan resulted in the elimination of certain positions and other employee terminations worldwide. The company recorded one-time termination costs of $5.6 million ($3.7 million after tax) in the second quarter of 2009. Activities under the Plan were substantially complete as of June 30, 2009, with the total pre-tax cost of $15.4 million ($10.2 million after tax). Substantially all of these costs are cash expenditures that are related to separation and other employee termination benefits of which the majority are expected to be paid by the end of 2009. The company expects the Plan to result in pre-tax cost savings of approximately $25 million on an annual basis. See Note 3 of the notes to condensed consolidated financial statements for additional discussion of the restructuring.

In January 2008, the company acquired the assets of the LifeStent® family of stents from Edwards Lifesciences Corporation (“Edwards Lifesciences”). The company received Pre-Market Approval from the U.S. Food and Drug Administration (“FDA”) in February 2009 for use of the LifeStent® in the superficial femoral artery and proximal popliteal artery, which resulted in a contingent milestone payment of $27.0 million. See Note 2 of the notes to condensed consolidated financial statements for additional discussion of the acquisition.

Results of Operations

Net Sales

Bard’s consolidated net sales for the quarter ended June 30, 2009 were $624.6 million, an increase of 1% on a reported basis (6% on a constant currency basis) over the quarter ended June 30, 2008 consolidated net sales of

$617.1 million. Bard’s consolidated net sales for the six months ended June 30, 2009 were $1,221.0 million, an increase of 2% on a reported basis (6% on a constant currency basis) over consolidated net sales of $1,201.1 million for the six months ended June 30, 2008. Net sales “on a constant currency basis” is a non-GAAP financial measure and should not be viewed as a replacement of GAAP results. See “Management’s Use of Non-GAAP Measures” below.

Price changes had the effect of increasing consolidated net sales for the quarter ended June 30, 2009 by less than 0.1% compared to the same period in the prior year. Exchange rate fluctuations had the effect of decreasing consolidated net sales for the quarter ended June 30, 2009 by approximately 5% as compared to the same period in the prior year. Price changes had the effect of increasing consolidated net sales for the six months ended June 30, 2009 by 0.1% compared to the same period in the prior year. Exchange rate fluctuations had the effect of decreasing consolidated net sales for the six months ended June 30, 2009 by 4% as compared to the same period in the prior year. The primary exchange rate movement that impacts net sales is the movement of the Euro compared to the U.S. dollar. The impact of exchange rate movements on net sales is not indicative of the impact on net earnings due to the offsetting impact of exchange rate movements on operating costs and expenses, costs incurred in other currencies and the company’s hedging activities.

Bard’s United States net sales for the quarter ended June 30, 2009 of $433.6 million increased 7% compared to $406.3 million in the prior year quarter. International net sales for the quarter ended June 30, 2009 of $191.0 million decreased 9% on a reported basis (increased 5% on a constant currency basis) compared to $210.8 million in the prior year quarter. Bard’s United States net sales for the six months ended June 30, 2009 of $856.1 million increased 6% compared to $805.5 million in the prior year period. International net sales for the six months ended June 30, 2009 of $364.9 million decreased 8% on a reported basis (increased 6% on a constant currency basis) compared to $395.6 million in the prior year period.

Presented below is a summary of consolidated net sales by disease state.

Product Group Summary of Net Sales

	Quarter Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2009	2008	Change	Constant Currency	2009	2008	Change	Constant Currency
Vascular	$169.1	$163.6	3%	11%	$326.5	$314.0	4%	11%
Urology	174.7	176.4	(1)%	3%	337.5	345.1	(2)%	2%
Oncology	167.2	163.7	2%	6%	328.2	313.7	5%	8%
Surgical Specialties	91.9	88.9	3%	8%	186.0	181.9	2%	6%
Other	21.7	24.5	(11)%	(7)%	42.8	46.4	(8)%	(4)%

Total net sales	$624.6	$617.1	1%	6%	$1,221.0	$1,201.1	2%	6%

Vascular Products - Bard markets endovascular products, and a wide range of products for the peripheral vascular market, including electrophysiology products and surgical graft products. Consolidated net sales for the quarter ended June 30, 2009 of vascular products increased 3% on a reported basis (11% on a constant currency basis) compared to the prior year quarter. U.S. net sales for the quarter ended June 30, 2009 of vascular products grew 14% compared to the prior year quarter. International net sales for the quarter ended June 30, 2009 decreased 7% on a reported basis (increased 9% on a constant currency basis) compared to the prior year quarter. Consolidated net sales for the six months ended June 30, 2009 of vascular products increased 4% on a reported basis (11% on a constant currency basis) compared to the same period in the prior year. U.S. net sales for the six months ended June 30, 2009 of vascular products grew 14% compared to the same period in the prior year. International net sales for the six months ended June 30, 2009 decreased 7% on a reported basis (increased 8% on a constant currency basis) compared to the same period in the prior year.

Consolidated net sales for the quarter and six months ended June 30, 2009 of endovascular products increased 12% on a reported basis (19% on a constant currency basis) compared to the prior year periods. The company’s percutaneous transluminal angioplasty balloon catheters, vena cava filters, peripheral vascular stents and stent-graft devices contributed to the growth in this category for both the quarter and six months ended June 30, 2009.

Consolidated net sales for the quarter ended June 30, 2009 of electrophysiology products decreased 11% on a reported basis (1% on a constant currency basis) compared to the prior year quarter. Consolidated net sales for the six months ended June 30, 2009 of electrophysiology products decreased 11% on a reported basis (2% on a constant currency basis) compared to the same period in the prior year. The declines in net sales in the company’s electrophysiology laboratory systems and diagnostic electrophysiology catheters were the primary contributors to the decrease in the quarter. The company experienced a slowdown in electrophysiology lab system orders for both the quarter and six months ended June 30, 2009. The company believes this is due to decreased capital spending in the hospital market in response to global economic conditions, a trend that may continue.

Consolidated net sales for the quarter ended June 30, 2009 of surgical graft products decreased 11% on a reported basis (4% on a constant currency basis) compared to the prior year quarter. Consolidated net sales for the six months ended June 30, 2009 of surgical graft products decreased 9% on a reported basis (3% on a constant currency basis) compared to the same period in the prior year.

Urology Products - Bard markets a wide range of products for the urology market, including basic drainage products, continence products and urological specialty products. Bard also markets the StatLock® catheter stabilization products, which are used to secure many types of catheters sold by Bard and other companies. The majority of basic drainage products, StatLock® catheter stabilization devices and certain urological specialty products are sold through distributors in the United States. Consolidated net sales for the quarter ended June 30, 2009 of urology products decreased 1% on a reported basis (increased 3% on a constant currency basis) compared to the prior year quarter. U.S. net sales represented 71% of consolidated net sales of urology products for the quarter ended June 30, 2009 and increased 1% compared to the prior year quarter. International net sales for the quarter ended June 30, 2009 of urology products decreased 6% on a reported basis (increased 9% on a constant currency basis) compared to the prior year quarter. Consolidated net sales for the six months ended June 30, 2009 of urology products decreased 2% on a reported basis (increased 2% on a constant currency basis) compared to the same period in the prior year. U.S. net sales of urology products decreased 1% compared to the same period in the prior year. International net sales for the six months ended June 30, 2009 of urology products decreased 6% on a reported basis (increased 8% on a constant currency basis). In both the quarter and six months ended June 30, 2009, U.S. distributors reduced their inventory of the company’s products in this category, a trend that may continue.

Basic drainage products represent the core of the company’s urology business. Consolidated net sales for the quarter ended June 30, 2009 of basic drainage products were flat on a reported basis (increased 4% on a constant currency basis) compared to the prior year quarter. Consolidated net sales for the quarter ended June 30, 2009 of infection control Foley catheter products grew 4% on a reported basis (5% on a constant currency basis) compared to the prior year quarter. Consolidated net sales for the six months ended June 30, 2009 of basic drainage products decreased 1% on a reported basis (increased 2% on a constant currency basis) compared to the same period in the prior year. Consolidated net sales for the six months ended June 30, 2009 of infection control Foley catheters increased 3% on a reported basis (4% on a constant currency basis) compared to the same period in the prior year. Sales of basic drainage products for both the quarter and six months ended June 30, 2009 were impacted by inventory reductions made by distributors, a trend that may continue.

Consolidated net sales for the quarter and six months ended June 30, 2009 of urological specialty products, which include brachytherapy products and services, decreased 14% on a reported basis (10% on a constant currency basis) compared to the same periods in the prior year. The decrease in sales of urological specialty products was primarily driven by a decline in sales of brachytherapy products for both the quarter and six months ended June 30, 2009. The company believes that the brachytherapy market has been losing procedural share to alternative therapies, a trend that may continue.

Consolidated net sales for the quarter ended June 30, 2009 of continence products decreased 2% on a reported basis (increased 6% on a constant currency basis) compared to the prior year quarter. Consolidated net sales for the six months ended June 30, 2009 of continence products decreased 3% on a reported basis (increased 4% on a constant currency basis) compared to the same period in the prior year. Sales of continence products for both the quarter and six months ended June 30, 2009 were primarily impacted by a decline in sales of pelvic floor reconstruction products, a trend that may continue.

Consolidated net sales for the quarter ended June 30, 2009 of the StatLock® catheter stabilization product line increased 16% on a reported basis (18% on a constant currency basis) compared to the prior year quarter. Consolidated net sales for the six months ended June 30, 2009 of the StatLock ® catheter stabilization product line increased 12% on a reported basis (14% on a constant currency basis) compared to the same period in the prior year. Sales of the StatLock® catheter stabilization product line for both the quarter and six months ended June 30, 2009 were impacted by inventory reductions made by distributors.

Oncology Products - The company’s oncology products include specialty access products used primarily for chemotherapy. Consolidated net sales for the quarter ended June 30, 2009 of oncology products grew 2% on a reported basis (6% on a constant currency basis) compared to the prior year quarter. U.S. net sales grew 8% compared to the prior year quarter. International net sales for the quarter ended June 30, 2009 of oncology products decreased 13% on a reported basis (flat on a constant currency basis) compared to the prior year quarter. Consolidated net sales for the six months ended June 30, 2009 for oncology products increased 5% on a reported basis (8% on a constant currency basis) compared to the same period in the prior year. U.S. net sales for the six months ended June 30, 2009 increased 9% compared to the same period in the prior year. International net sales for the six months ended June 30, 2009 decreased 7% on a reported basis (increased 7% on a constant currency basis) compared to the same period in the prior year. The company’s peripherally inserted central catheters (“PICCs”) were the primary growth driver for the quarter. The company’s specialty access ports and PICCs were the primary contributors to the growth in the oncology category for the six months ended June 30, 2009.

Surgical Specialty Products - Surgical specialty products include soft tissue repair, performance irrigation and hemostasis product lines. Consolidated net sales for the quarter ended June 30, 2009 of surgical specialty products increased 3% on a reported basis (8% on a constant currency basis) compared to the prior year quarter. U.S. net sales represented 73% of consolidated net sales of surgical specialty products for the quarter ended June 30, 2009 and increased 10% compared to the prior year quarter. International net sales for the quarter ended June 30, 2009 of surgical specialty products decreased 10% on a reported basis (increased 3% on a constant currency basis) compared to the prior year quarter. Consolidated net sales for the six months ended June 30, 2009 for surgical specialty products increased 2% on a reported basis (6% on a constant currency basis) compared to the same period in the prior year. U.S. net sales for the six months ended June 30, 2009 increased 8% compared to the same period in the prior year. International net sales for the six months ended June 30, 2009 decreased 12% on a reported basis (flat on a constant currency basis) compared to the same period in the prior year.

Consolidated net sales for the quarter ended June 30, 2009 of the company’s soft tissue repair product line, which includes hernia repair implants and hernia fixation products, increased 6% on a reported basis (11% on a constant currency basis) compared to the prior year quarter. Consolidated net sales for the six months ended June 30, 2009 for soft tissue repair product line increased 2% on a reported basis (6% on a constant currency basis) compared to the same period in the prior year. Sales in this category for both the quarter and six months ended June 30, 2009 were impacted by growth in sales of both biologic hernia repair and hernia fixation products and a decline in sales of synthetic hernia products, a trend that may continue.

On December 29, 2005, the company initiated a voluntary Class I product recall of its Bard® Composix® Kugel® Mesh X-Large Patch intended for ventral hernia repair. Following the recall, the FDA conducted an inspection and issued a Form-483 notice to the company’s Davol, Inc. subsidiary identifying certain observations. The company completed corrective actions to address the observations.

On March 15, 2006, the company voluntarily expanded the December 2005 recall to include certain manufacturing lots of the Composix® Kugel® large oval and large circle patches. In December 2006, the company decided to voluntarily expand the March 2006 recall to include additional manufacturing lots and initiated the expanded recall on January 10, 2007.

Following the expanded recall, the FDA conducted a follow-up inspection and issued a Form-483 notice to Davol identifying certain observations regarding Davol’s quality systems. The company completed corrective actions to address the observations. On April 25, 2007, Davol received a Warning Letter from the New England District Office of the FDA resulting from the follow-up inspection. The Warning Letter relates specifically to non-conformances in Davol’s quality systems previously identified in the related Form-483 notice. The Warning Letter stated that, until Davol resolves the outstanding issues covered by the Warning Letter, no premarket submissions for Class III devices to which the non-conformances are reasonably related will be cleared or approved. Davol presently has no such submissions before the FDA. The company responded to the Warning Letter and completed corrective actions to address the observations. The FDA conducted a planned re-inspection of the Davol facility in the third quarter of 2008, which resulted in the issuance of a Form-483 notice. The company responded to the FDA’s observations and has completed corrective actions to address them. The FDA notified the company that it was satisfied with the company’s responses to the Form-483 notices. The company cannot, however, give any assurances as to the expected date of resolution of the matters included in the Warning Letter.

On February 13, 2008, the FDA issued a Form-483 notice to the company in connection with an inspection of the company’s manufacturing facility located in Humacao, Puerto Rico. The Form-483 notice identified certain observations regarding the facility’s quality systems. The facility manufactures products for many of the company’s divisions and subsidiaries, including soft tissue repair products for the company’s Davol subsidiary. The company has responded to the FDA and completed corrective actions to address the observations. On July 28, 2008, the company received a Warning Letter from the San Juan District office of the FDA. The Warning Letter related specifically to non-conformances in quality systems previously identified in the related Form-483 notice. The Warning Letter states that, until the company resolves the outstanding issues covered by the Warning Letter, no premarket submissions for Class III devices to which the non-conformances are reasonably related will be cleared or approved. The company presently has no such submissions before the FDA. The company has responded to the Warning Letter and completed corrective actions to address the observations. The company cannot, however, give any assurances that the FDA will be satisfied with its response to the Warning Letter and the associated corrective actions or as to the expected date of resolution of the matters included in the Warning Letter. The company expects a re-inspection by the FDA of the Puerto Rico facility in the third quarter of 2009.

Other Products - The other product group includes irrigation, wound drainage and certain original equipment manufacturers’ products. Consolidated net sales of other products for the quarter ended June 30, 2009 decreased 11% on a reported basis (7% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of other products for the six months ended June 30, 2009 decreased 8% on a reported basis (4% on a constant currency basis) compared to the same period in the prior year.

Costs and Expenses

The following is a summary of major costs and expenses as a percentage of net sales for the quarters and six month periods ended June 30, 2009 and 2008, respectively:

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of goods sold	38.2%	39.3%	37.9%	39.0%
Marketing, selling and administrative expense	27.2%	29.3%	27.4%	29.1%
Research and development expense	6.7%	6.2%	6.4%	10.3%
Interest expense	0.5%	0.5%	0.5%	0.5%
Other (income) expense, net	1.2%	5.3%	1.4%	2.4%

Total costs and expenses	73.8%	80.6%	73.6%	81.3%

Cost of goods sold - Cost of goods sold consists principally of the manufacturing and distribution costs of the company’s products. The category also includes royalties, amortization of intangible assets, and settlement of hedging activities. The impact of incremental amortization of intangible assets acquired in the past 12 months increased cost of goods sold as a percentage of net sales by approximately 20 basis points over both the prior year quarter and six month period. Reductions in cost of goods sold were attributed primarily to cost improvements, which more than offset the impact of incremental amortization of intangible assets.

Marketing, selling and administrative expense - Marketing, selling and administrative expense consists principally of the costs associated with the company’s sales and administrative organizations. The company’s marketing, selling and administrative expense as a percentage of net sales for the quarter and six months ended June, 2009 was 27.2% and 27.4%, respectively, a decrease of 210 basis points and 170 basis points, respectively, compared to the prior year periods due to company-wide spending controls.

Research and development expense - Research and development expense consists principally of costs related to internal research and development activities, milestone payments for third-party research and development activities and purchased R&D costs arising from the company’s business development activities. Purchased R&D payments may impact the comparability of the company’s results of operations between periods. All research and development costs are expensed as incurred. For the quarter ended June 30, 2009, the company spent $41.7 million on research and development activities compared to $38.2 million in the prior year quarter. For the six months ended June 30, 2009, the company spent $78.1 million on research and development activities compared to $124.0 million in the prior year period. A purchased R&D charge of $2.3 million was included for the quarter and six months ended June 30, 2009. A purchased R&D charge of $49.3 million primarily associated with the acquisition of the LifeStent® family of stents from Edwards Lifesciences was included for the six months ended June 30, 2008.

Interest expense - Interest expense was $3.0 million for both quarters ended June 30, 2009 and 2008. Interest expense was $6.0 million for both six month periods ended June 30, 2009 and 2008.

Other (income) expense, net - The table below presents the components of other (income) expense, net, for the quarters and six month periods ended June 30, 2009 and 2008, respectively:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2009	2008	2009	2008
Interest income	$(0.8)	$(4.2)	$(2.2)	$(9.8)
Foreign exchange (gains) losses	(2.7)	—	(2.0)	1.0
Asset dispositions	4.5	36.8	4.5	36.8
Restructuring	5.6	—	15.4	—
Other, net	1.0	—	1.2	0.6

Total other (income) expense, net	$7.6	$32.6	$16.9	$28.6

Interest income - For the quarter ended June 30, 2009, interest income was $0.8 million, compared to $4.2 million for the prior year quarter. For the six months ended June 30, 2009, interest income was $2.2 million compared to $9.8 million for the same period in the prior year. The decrease in 2009 was primarily due to lower interest rates.

Asset dispositions - For the quarter and six months ended June 30, 2009, the amount reflects a non-cash charge for an asset write-off related to the company’s decision to discontinue a hernia-repair xenograft device. For the quarter and six months ended June 30, 2008, the amount reflects a non-cash charge for the write-off of certain assets related to the company’s decision to discontinue the sales of the Salute II hernia fixation device.

Restructuring - The amount reflects restructuring costs. See Note 3 to the notes to condensed consolidated financial statements for additional discussion of the restructuring plan.

Income tax provision

The company’s effective tax rate for the quarter ended June 30, 2009 decreased to approximately 31% from approximately 34% for the same period in 2008. The decrease was principally due to the discrete tax effect related to the Salute II charge during the prior year quarter resulting from the write-off of assets primarily located in a low tax jurisdiction. The company’s effective tax rate for both of the six month periods ended June 30, 2009 and 2008 was approximately 30%. The tax rate for the current year period reflected a net increase of 0.4% due to the discrete tax effect of the charge for asset write-offs primarily located in a low tax jurisdiction. The tax rate for the prior year period reflected a net increase of 1.1% due to the Salute II charge, which was partially offset by the discrete tax effect of the purchased R&D charges primarily associated with the acquisition of the assets of the Lifestent® family of stents from Edwards Lifesciences.

Net Income Attributable to Common Shareholders and Earnings Per Share Available to Common Shareholders

Net income attributable to common shareholders and diluted earnings per share available to common shareholders for the second quarter of 2009 were $112.2 million and $1.11, respectively. Net income attributable to common shareholders and diluted earnings per share available to common shareholders for the prior year second quarter were $77.9 million and $0.76, respectively. Net income attributable to common shareholders and diluted earnings per share available to common shareholders for the six months ended June 30, 2009 were $224.7 million and $2.22 per diluted share. Net income attributable to common shareholders and diluted earnings per share available to common shareholders for the six months ended June 30, 2008 were $155.9 million and $1.51 per diluted share. The current year quarter reflects a restructuring charge of $3.7 million, or $0.04 per diluted share. In addition, the current periods reflect a non-cash charge related to an asset write-off of $5.2 million, or $0.05 per diluted share, and acquisition related adjustments, primarily consisting of purchased R&D charges, of $3.1 million, or $0.03 per diluted share. The current year-to-date period reflects restructuring charges of $10.2 million, or $0.10 per diluted share. The prior year periods include a non-cash charge for the write-off of assets related to the Salute II hernia fixation device of $34.9 million, or $0.34 per diluted share. The prior year-to-date period also reflects purchased R&D charges of $31.1 million, or $0.30 per diluted share, primarily associated with the acquisition of the assets of the Lifestent® family of stents from Edwards Lifesciences.

Liquidity and Capital Resources

The company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Significant factors affecting the management of liquidity are cash flows generated from operating activities, capital expenditures, acquisitions of businesses and technologies, cash dividends and common stock repurchases. Cash balances and cash provided from operations continue to be the company’s primary source of funds. Although the global financial markets and worldwide economies continue to experience disruption and volatility, the company believes that its overall financial strength gives it sufficient financial flexibility. The table below summarizes certain liquidity measures as of June 30:

	2009	2008
(dollars in millions)
Working capital	$1,157.9	$933.2

Current ratio	5.43/1	4.26/1

For the six months ended June 30, 2009, the company generated $267.5 million in cash flow from operations, compared to the $204.9 million generated in the prior year period. The increase in net cash provided by operating activities reflects improvements in working capital.

For the six months ended June 30, 2009, the company used $72.8 million in cash for investing activities, compared to the $102.9 million used in the prior year period. The current year period includes a contingent milestone payment of $27.0 million associated with the acquisition of assets of the LifeStent® family of stents from Edwards Lifesciences, and the prior year period includes the payment of $75.2 million for the acquisition of these assets. The prior year period also includes the payment of $65.4 million for the purchase of Specialized Health Products International, Inc. Net cash provided by the change in short-term investments, net, which matured throughout 2008, was $75.5 million in the prior year period. Capital expenditures were approximately $26.0 million and $24.0 million for the six month periods ended June 30, 2009 and 2008, respectively.

For the six months ended June 30, 2009, the company used $195.6 million in cash for financing activities, compared to the $166.0 million used in the prior year period. Total debt was $149.8 million at both June 30, 2009 and December 31, 2008. Total debt to total capitalization was 6.7% and 7.0% at June 30, 2009 and December 31, 2008, respectively. The company spent approximately $171.7 million to repurchase 2,295,347 shares of common stock in the six months ended June 30, 2009 compared with approximately $180.8 million to repurchase 1,868,492 shares of common stock in the prior year period. The company paid cash dividends of $0.32 per share and $0.30 per share for the six month periods ended June 30, 2009 and 2008, respectively.

The company maintains a committed syndicated bank credit facility with a $400 million five-year credit agreement that expires in June 2012. The credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The facility includes pricing based on the company’s long-term credit rating and includes a financial covenant that limits the amount of total debt to total capitalization. There were no outstanding borrowings or commercial paper borrowings at June 30, 2009 and December 31, 2008.

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

In addition, there are substantial risks inherent in the medical device business. The company’s business involves the design, development, manufacture, packaging, distribution and sale of life-enhancing medical devices. These devices are often utilized on, or permanently or temporarily implanted in, patients in clinically demanding circumstances, such as operating rooms, emergency units, intensive care and critical care settings, among others. These circumstances, among other factors, can cause the products to become associated with adverse clinical events, including patient mortality and injury, and could lead to product liability claims (including lawsuits seeking class action status or seeking to establish multi-district litigation proceedings) and other litigation, product withdrawals, Warning Letters, recalls, field corrections or regulatory enforcement actions relating to one or more of the company’s products, any of which could have a material adverse effect on our business, financial position, liquidity and results of operations. For further discussion of risks applicable to our business, see “Risk Factors” in the company’s 2008 Annual Report on Form 10-K.

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

•

changes in factors and assumptions or actual results that differ from our assumptions on stock valuation and employee stock option exercise patterns, which could cause compensation expense recorded in future periods to differ significantly from the compensation expense recorded in the current period and, as a result, materially impact the company’s results of operations;

•

changes in factors and assumptions could cause pension cost recorded in future periods to differ from the pension expense recorded in the current period and, as a result, materially impact the company’s results of operations;

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

•

product liability claims, including lawsuits seeking class action status or seeking to establish multi-district litigation proceedings, including with respect to our Composix® Kugel® and certain other hernia repair implant products;

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

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of June 30, 2009. Based upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2009, the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at the reasonable assurance level were effective to accomplish their objectives.

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

On November 27, 2006, the company received a subpoena issued by the Department of Health and Human Services, Office of Inspector General, under the authority of the federal healthcare fraud and false claims statutes. The subpoena seeks documents related to the company’s brachytherapy business. The company is cooperating with the government’s request and has responded to the subpoena. At this stage of the inquiry, the likelihood of an adverse outcome cannot be assessed. The company cannot give any assurances that this matter will not have a material adverse impact on the company’s results of operations in a future period.

As of July 23, 2009, approximately 1,210 federal and 1,370 state lawsuits involving individual claims by approximately 2,630 plaintiffs, as well as two putative class actions, have been filed or asserted against the company with respect to its Composix® Kugel® and certain other core hernia repair products (collectively, the “Hernia Product Claims”). One class action lawsuit consolidates nine previously filed class action lawsuits. The company and certain plaintiffs have agreed to the dismissal of approximately 330 lawsuits in the Superior Court of the State of Rhode Island. As a result, these lawsuits are not included in the above figures. The company voluntarily recalled certain sizes and lots of the Composix® Kugel® product beginning in December 2005. The actions generally seek damages for personal injury resulting from use of the products. The putative class actions, none of which has been certified, seek (i) medical monitoring, (ii) compensatory damages, (iii) punitive damages, (iv) a judicial finding of defect and causation and/or (v) attorneys’ fees. On June 22, 2007, the Judicial Panel on

Multidistrict Litigation transferred Composix® Kugel® lawsuits pending in federal courts nationwide into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island. The MDL court subsequently determined to include other hernia repair products in the MDL proceeding. Approximately 1,340 of the state lawsuits, involving individual claims by a substantially equivalent number of plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions. The company expects trials of a limited number of the Hernia Product Claims to begin in the first quarter of 2010.

As in most litigations of this nature, the Hernia Product Claims present a wide variety of claims, ranging from allegations of serious injury caused by the products to efforts to obtain compensation notwithstanding the absence of any injury. In the majority of these cases, the company has not yet received and reviewed complete information regarding the plaintiffs and their medical conditions, and consequently, it is unable to fully evaluate the claims. The company expects that it will receive and review additional information regarding the Hernia Product Claims and related matters as these cases progress. The company believes that many settlements and judgments relating to the Hernia Product Claims are covered in whole or in part under its product liability insurance policies with a limited number of insurance companies, certain of which have reserved their rights with respect to coverage or have contested coverage. The company intends to vigorously contest the insurers’ claims and to enforce its rights under the terms of its insurance policies. There is no guarantee that amounts recovered under these policies will be adequate to cover damages and/or costs, that insurers will pay claims, or that coverage will otherwise be available. While the company intends to vigorously defend the Hernia Product Claims, it cannot give any assurances that the Hernia Product Claims will not have a material adverse impact on the company’s result of operations in future periods or the company’s financial position or liquidity.

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

In December 2007, a U.S. District Court jury in Arizona found that certain of W.L. Gore & Associates Inc.’s (“Gore”) ePTFE vascular grafts and stent-grafts infringe the company’s patent number 6,436,135. The jury upheld the validity of the patent and awarded the company $185 million in past damages. The jury also found that Gore willfully infringed the patent. In a second phase of the trial, the court ruled that Gore failed to prove that the patent is unenforceable due to inequitable conduct. On March 31, 2009, the U. S. District Court doubled the jury award to approximately $371 million for damages through June 2007. The Court is still assessing damages for Gore’s infringing sales from July 2007 to the present date and is also expected to set a royalty rate for future infringing sales. The Court also awarded Bard attorneys’ fees of $19 million and prejudgment interest of approximately $20 million. In addition, the Court denied Gore’s remaining motions, including its motions for a new trial and to set aside the jury’s verdict. After a final judgment is entered, Gore may appeal this matter to the Court of Appeals for the Federal Circuit. Because the company considers this matter a gain contingency, no amounts have been recorded as of June 30, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
		Open Market Purchases
Period	Employee Benefit Plan Shares Surrendered For Taxes(1)	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs(2)
April 1 - April 30, 2009	11,138	225,000	$71.85	225,000	$596,418,980
May 1 - May 31, 2009	—	1,260,200	72.08	1,260,200	505,580,626
June 1 - June 30, 2009	22,599	434,147	73.64	434,147	473,609,313

Total	33,737	1,919,347	$72.41	1,919,347	$473,609,313

(1)	Transactions represent the purchase of restricted shares from employees to satisfy tax withholding requirements on the vesting of equity-based awards. None of these transactions were made in the open market.

(2)	On October 10, 2007, the Board of Directors approved the repurchase of up to $500 million of the common stock of the company which was completed in the second quarter of 2009. On April 15, 2009, the Board of Directors approved the repurchase of up to $500 million of common stock of the company.

Item 4. Submission of Matters to a Vote of Security Holders

The company’s annual meeting was held on April 15, 2009. The information set forth in Part II, Item 4 of the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009 is incorporated herein by reference.

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
(b)	Exhibit 31.1 – Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
(c)	Exhibit 31.2 – Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer
(d)	Exhibit 32.1 – Section 1350 Certification of Chief Executive Officer
(e)	Exhibit 32.2 – Section 1350 Certification of Chief Financial Officer
(f)	101.INS XBRL Instance Document
(g)	101.SCH XBRL Taxonomy Extension Schema Document
(h)	101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
(i)	101.DEF XBRL Taxonomy Extension Definition Linkbase Document
(j)	101.LAB XBRL Taxonomy Extension Label Linkbase Document
(k)	101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C. R. BARD, INC.
(Registrant)
Date: July 27, 2009

/s/ TODD C. SCHERMERHORN
Todd C. Schermerhorn Senior Vice President and Chief Financial Officer

/s/ FRANK LUPISELLA JR.
Frank Lupisella Jr. Vice President and Controller

INDEX TO EXHIBITS

Number
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document