Form 10-Q
period 2009-09-30
BARD C R INC /NJ/
filed 2009-10-26
CIK 9892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2009

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2009
Common Stock - $0.25 par value	96,536,202

C. R. BARD, INC. AND SUBSIDIARIES

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands except per share amounts, unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	$637,000	$616,800	$1,858,000	$1,817,900

Costs and expenses:
Cost of goods sold	240,900	238,600	703,800	706,700
Marketing, selling and administrative expense	164,300	180,600	498,500	530,300
Research and development expense	43,000	35,100	121,100	159,100
Interest expense	3,000	3,100	9,000	9,100
Other (income) expense, net	600	(1,900)	17,500	26,700

Total costs and expenses	451,800	455,500	1,349,900	1,431,900

Income from operations before income taxes	185,200	161,300	508,100	386,000

Income tax provision	55,200	49,200	152,500	117,000

Net income	130,000	112,100	355,600	269,000
Net income attributable to noncontrolling interest	500	900	1,400	1,900

Net income attributable to common shareholders	$129,500	$111,200	$354,200	$267,100

Basic earnings per share available to common shareholders	$1.32	$1.10	$3.57	$2.64

Diluted earnings per share available to common shareholders	$1.31	$1.08	3.52	$2.59

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands except share and per share amounts, unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$632,100	$592,100
Accounts receivable, less allowances of $9,700 and $10,400, respectively	415,800	394,100
Inventories	311,100	275,100
Short-term deferred tax assets	49,700	52,200
Other current assets	45,700	40,700

Total current assets	1,454,400	1,354,200

Property, plant and equipment, at cost	622,200	577,000
Less accumulated depreciation and amortization	288,800	243,600

Net property, plant and equipment	333,400	333,400
Goodwill	491,100	458,800
Other intangibles assets, net	366,700	363,600
Deferred tax assets	90,400	78,200
Other assets	71,500	77,500

Total assets	$2,807,500	$2,665,700

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$56,100	$53,500
Accrued compensation and benefits	90,300	94,700
Accrued expenses	88,500	119,200
Income taxes payable	12,300	5,700

Total current liabilities	247,200	273,100

Long-term debt	149,800	149,800
Other long-term liabilities	228,500	231,100
Deferred income taxes	19,500	23,500
Commitments and contingencies	—	—
Shareholders’ investment:
Preferred stock, $1 par value, authorized 5,000,000 shares; none issued	—	—
Common stock, $0.25 par value, authorized 600,000,000 shares; issued and outstanding 96,536,202 shares at September 30, 2009 and 99,393,020 shares at December 31, 2008	24,100	24,800
Capital in excess of par value	1,029,900	966,600
Retained earnings	1,130,600	1,080,200
Accumulated other comprehensive loss	(34,500)	(94,400)
Noncontrolling interest	12,400	11,000

Total shareholders’ investment	2,162,500	1,988,200

Total liabilities and shareholders’ investment	$2,807,500	$2,665,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT

(dollars in thousands except share amounts, unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comp. (Loss)/Inc.	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2008	99,393,020	$24,800	$966,600	$1,080,200	$(94,400)	$11,000	$1,988,200
Net income				354,200		1,400	355,600
Change in derivative instruments designated as cash flow hedges (net of $1,100 taxes)					(5,700)		(5,700)
Amortization of items included in net periodic benefit cost (net of $1,000 taxes)					1,600		1,600
Foreign currency translation adjustment					64,000		64,000

Total comprehensive income							415,500
Issuance of common stock	789,329	200	18,600				18,800
Share-based compensation			37,400				37,400
Purchase of common stock for treasury	(3,646,147)	(900)		(271,000)			(271,900)
Cash dividends declared in current year				(32,800)			(32,800)
Tax benefit relating to share-based compensation plans			7,300				7,300

Balance at September 30, 2009	96,536,202	$24,100	$1,029,900	$1,130,600	$(34,500)	$12,400	$2,162,500

Balance at December 31, 2007	100,191,117	$25,000	$824,200	$956,300	$42,500	$8,200	$1,856,200
Net income				267,100		1,900	269,000
Available for sale securities (net of $600 taxes)					(1,200)		(1,200)
Change in derivative instruments designated as cash flow hedges (net of $300 taxes)					900		900
Amortization of items included in net periodic benefit cost (net of $1,100 taxes)					2,000		2,000
Foreign currency translation adjustment					(17,600)		(17,600)

Total comprehensive income							253,100
Issuance of common stock	1,370,716	400	49,800				50,200
Share-based compensation			38,400				38,400
Purchase of common stock for treasury	(2,361,492)	(600)		(226,400)			(227,000)
Cash dividends declared in current year				(31,100)			(31,100)
Tax benefit relating to share-based compensation plans			27,600				27,600

Balance at September 30, 2008	99,200,341	$24,800	$940,000	$965,900	$26,600	$10,100	$1,967,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$355,600	$269,000
Adjustments to reconcile income to derive net cash provided from operating activities, net of acquired businesses:
Depreciation and amortization	69,100	68,200
Restructuring charge, net of payments	3,000	—
Purchased research and development	2,700	49,300
Non-cash charge related to asset dispositions	5,700	40,500
Deferred income taxes	(8,100)	(40,900)
Share-based compensation	37,700	38,200
Inventory reserves and provision for doubtful accounts	13,600	8,900
Other noncash items	(100)	(1,300)
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(900)	(24,000)
Inventories	(35,100)	(53,300)
Current liabilities	9,100	8,100
Other, net	(17,600)	16,000

Net cash provided by operating activities	434,700	378,700

Cash flows from investing activities:
Capital expenditures	(37,500)	(35,400)
Change in short-term investments, net	—	82,100
Payments made for purchases of businesses, net of cash acquired	(62,300)	(142,100)
Payments made for intangibles	(13,200)	(18,500)
Other	—	1,800

Net cash used in investing activities	(113,000)	(112,100)

Cash flows from financing activities:
Repayments of borrowings	—	(800)
Proceeds from exercises under share-based compensation plans, net	9,900	42,600
Excess tax benefit relating to share-based compensation plans	6,000	24,300
Purchase of common stock	(271,900)	(227,000)
Dividends paid	(48,900)	(46,200)

Net cash used in financing activities	(304,900)	(207,100)

Effect of exchange rate changes on cash and cash equivalents	23,200	(12,300)

Increase in cash and cash equivalents during the period	40,000	47,200

Balance at January 1	592,100	488,400

Balance at September 30	$632,100	$535,600

Supplemental cash flow information
Cash paid for:
Interest	$6,400	$6,600
Income taxes	150,200	115,800
Non-cash transactions:
Purchases of businesses and related costs	$2,900	$1,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of C. R. Bard, Inc. and subsidiaries (the “company” or “Bard”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company’s 2008 Annual Report on Form 10-K. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in the company’s 2008 Annual Report on Form 10-K. On January 1, 2009, the company adopted the Financial Accounting Standards Board (“FASB”) statement on the accounting for noncontrolling interests in consolidated financial statements which required the presentation of these financial statements to be applied retrospectively. The preparation of these financial statements requires the company to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities at the date of the financial statements. These financial statements include all normal and recurring adjustments necessary for a fair presentation. The accounts of most foreign subsidiaries are consolidated as of and for the quarters ended August 31, 2009 and August 31, 2008 and as of November 30, 2008. No events occurred related to these foreign subsidiaries during the months of September 2009, September 2008 or December 2008 that materially affected the financial position or results of operations of the company. The company has evaluated subsequent events through October 26, 2009, which is the date of financial statement issuance. The results for the interim periods presented are not necessarily indicative of the results expected for the year.

New Accounting Pronouncements Not Yet Adopted

In December 2008, the FASB issued a staff position (“FSP”) on employers’ disclosures about postretirement benefit plan assets. The FSP requires additional disclosures about plan assets for defined benefit pension and other postretirement benefit plans. This FSP will be effective as of the end of Bard’s 2009 fiscal year. The company will include the additional disclosures about pension plan assets as required.

In June 2009, the FASB issued a statement that amends previous consolidation guidance regarding variable interest entities. This statement eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires a qualitative analysis to determine whether an enterprise’s variable interest gives it a controlling financial interest in a variable interest entity. The statement amends certain previous guidance for determining whether an entity is a variable interest entity. This statement also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The statement will be effective as of the beginning of Bard’s 2010 fiscal year. The impact of the adoption of this statement is not expected to be material to the company’s condensed consolidated financial statements.

2. Acquisitions and Divestitures

On June 15, 2009, the company acquired worldwide rights and related assets of the hernia products business of Brennen Medical, LLC for $17.0 million. The acquisition included technology for a non-crosslinked xenograft device, which expanded Bard’s product offerings in hernia repair. The acquisition was accounted for as a business combination under FASB Accounting Standards Codification (ASC) 805, Business Combinations, which requires assets acquired and liabilities assumed to be recorded at their respective fair values as of the acquisition date. The results of operations have been included in the company’s results since the acquisition date. The purchase price allocation at fair value resulted in the recognition of core technologies of $15.5 million and other assets of $1.5 million, which includes $0.9 million of goodwill. Core technologies will be amortized over their estimated useful lives of approximately 13 years.

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

In January 2008, the company acquired the assets of the LifeStent® family of stents from Edwards Lifesciences Corporation for a net cash payment of approximately $77.0 million, including direct acquisition costs, and up to $65.0 million in contingent milestone payments. The contingent milestone payments consisted of $50.0 million related to regulatory approvals and $15.0 million related to the transfer of manufacturing operations to Bard. The acquisition was accounted for as a business combination. The difference between the fair value of the assets acquired and the initial payments was recognized as an acquisition related liability. In December 2008, the contingent milestone payment related to regulatory approvals was amended, which resulted in $23.0 million being paid. The company received Pre-Market Approval in February 2009 for use of the LifeStent ® in the superficial femoral artery and proximal popliteal artery, which resulted in a contingent milestone payment of $27.0 million. This payment resulted in a decrease to the acquisition related liability of $10.9 million, an increase to deferred tax assets of $7.8 million, and an increase to goodwill of $8.3 million. The $15.0 million contingent milestone payment related to the transfer of manufacturing operations to Bard was paid in September 2009. The payment resulted in an increase to goodwill.

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

3. Restructuring

On April 22, 2009, the company announced a plan (the “Plan”) to reduce its overall cost structure and improve efficiency. The Plan included the consolidation of certain businesses in the United States and the realignment of certain sales and marketing functions outside the United States. The Plan resulted in the elimination of certain positions and other employee terminations worldwide. The company recorded employee separation costs under the company’s existing severance programs and other costs primarily related to one-time termination benefits offered under the Plan. Activities under the Plan were substantially complete as of June 30, 2009, with a total pre-tax cost of $15.4 million ($10.2 million after tax). Substantially all of these costs were cash expenditures that were related to separation and other employee termination benefits. At September 30, 2009, the liability related to this restructuring charge was $3.0 million, of which the majority is expected to be paid by the end of 2009.

4. Earnings per Common Share

On January 1, 2009, the company adopted an FSP on determining whether awards granted in share-based payment transactions are participating securities. This FSP addresses whether awards granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in computing earnings per share (“EPS”) using the two-class method under ASC 260, Earnings Per Share. This FSP requires nonvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents to be treated as a separate class of securities in calculating EPS. Participating securities include nonvested restricted stock, nonvested shares or units under the management stock purchase program, and certain other nonvested stock-based awards. This FSP was applied retrospectively and therefore prior period information was adjusted.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

EPS is computed using the following common share information:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
(dollars and shares in thousands)
EPS Numerator:
Net income attributable to common shareholders	$129,500	$111,200	$354,200	$267,100
Less: Income allocated to participating securities	1,300	1,600	3,900	3,700

Net income available to common shareholders	$128,200	$109,600	$350,300	$263,400

EPS Denominator:
Weighted average common shares outstanding	97,000	99,300	98,200	99,600
Dilutive common share equivalents from share-based compensation plans	1,100	2,000	1,300	2,100

Weighted average common and common equivalent shares outstanding, assuming dilution	98,100	101,300	99,500	101,700

5. Income Taxes

The company’s effective tax rate for the quarter ended September 30, 2009 was approximately 30%. The effective tax rate for the prior year quarter was approximately 31% and reflected the discrete tax effect of interest related to a remeasurement of an uncertain tax position. The company’s effective tax rate for each of the nine month periods ended September 30, 2009 and 2008 was approximately 30%. The tax rate for the current year period reflected the discrete tax effect of a charge for asset write-offs primarily located in a low tax jurisdiction. The tax rate for the prior year period reflected the discrete tax effect related to the Salute II charge, which included the write-off of assets primarily located in a low tax jurisdiction and the above-mentioned interest adjustment. These items were partially offset by the discrete tax effect of purchased research and development (“R&D”) charges primarily associated with the acquisition of the assets of the Lifestent® family of stents from Edwards Lifesciences Corporation.

As of September 30, 2009, the total amount of liability for unrecognized tax benefits was $48.9 million (of which $41.2 million would impact the effective tax rate if recognized) plus $10.5 million of accrued interest. As of December 31, 2008, the liability for unrecognized tax benefits was $41.3 million plus $8.7 million of accrued interest.

Based upon the expiration of statutes of limitations and/or the conclusion of tax examinations in several jurisdictions, the company believes it is reasonably possible that the total amount of unrecognized tax benefits may decrease by up to $7.8 million over the next twelve-month period.

6. Financial Instruments

Foreign Exchange Derivative Instruments

On January 1, 2009, the company adopted the FASB statement on new disclosure requirements regarding the company’s derivative and hedging activities. This statement requires disclosures about (a) how and why the company uses derivative instruments, (b) the accounting for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect the company’s financial position, financial performance and cash flow.

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

A roll forward of the notional value of the company’s forward currency and option contracts is as follows:

	Forwards	Options
(dollars in millions)
Balance, December 31, 2008	$73.9	$63.6
New contracts	54.6	59.6
Expired/cancelled contracts	(57.3)	(47.7)

Balance, September 30, 2009	$71.2	$75.5

The location and fair values of derivative instruments recognized in the condensed consolidated balance sheet at September 30, 2009 are as follows:

	Fair Value of Derivatives
(dollars in millions)	Location	Asset	Liability
Forward currency contracts	Other current assets	$0.5	$—
Option contracts	Other current assets	3.1	—
Forward currency contracts	Accrued expenses	—	2.2

		$3.6	$2.2

The following table includes information about gains and losses on derivative instruments and the impact on the condensed consolidated statement of shareholders’ investment for the quarter ended September 30, 2009:

(dollars in millions)	Gain/(Loss) Recognized in Other Comprehensive Income	Location of Gain/(Loss) Reclassified from Accumulated Other Comp. Loss to Income	Gain/(Loss) Reclassified from Accumulated Other Comp. Loss to Income
Forward currency contracts	$0.1	Costs of goods sold	$(1.6)
Option contracts	(1.9)	Costs of goods sold	2.0

	$(1.8)		$0.4

The following table includes information about gains and losses on derivative instruments and the impact on the condensed consolidated statement of shareholders’ investment for the nine months ended September 30, 2009:

(dollars in millions)	Gain/(Loss) Recognized in Other Comprehensive Income	Location of Gain/(Loss) Reclassified from Accumulated Other Comp. Loss to Income	Gain/(Loss) Reclassified from Accumulated Other Comp. Loss to Income
Forward currency contracts	$1.5	Costs of goods sold	$(2.7)
Option contracts	(7.2)	Costs of goods sold	5.7

	$(5.7)		$3.0	(A)

(A)	The tax effect of the amount reclassified from accumulated other comprehensive loss to income was $0.4 million.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments Measured at Fair Value on a Recurring Basis

The following table summarizes financial instruments measured at fair value on a recurring basis:

	September 30, 2009	December 31, 2008
(dollars in millions)
Forward currency contracts	$(1.7)	$(4.9)
Option contracts	3.1	11.2

The fair value of forward currency and option contracts was measured using significant other observable inputs and valued by reference to similar financial instruments, adjusted for restrictions and other terms specific to each contract.

Financial Instruments not Measured at Fair Value

The estimated fair value of the company’s long-term debt was $166.0 million at September 30, 2009. The fair value was estimated using dealer quotes for similarly-rated debt instruments over the remaining contractual term of the company’s obligation.

7. Inventories

The following is a summary of inventories as of:

	September 30, 2009	December 31, 2008
(dollars in millions)
Finished goods	$191.5	$165.2
Work in process	25.5	23.3
Raw materials	94.1	86.6

	$311.1	$275.1

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

As of October 23, 2009, approximately 1,305 federal and 1,400 state lawsuits involving individual claims by 2,760 plaintiffs, as well as two putative class actions in the United States and three putative class actions in various Canadian provinces, have been filed or asserted against the company with respect to its Composix® Kugel® and certain other core hernia repair products (collectively, the “Hernia Product Claims”). One U.S. class action lawsuit consolidates nine previously-filed U.S. class action lawsuits. The company and certain plaintiffs have agreed to the dismissal of approximately 330 lawsuits in the Superior Court of the State of Rhode Island. As a result, these lawsuits are not included in the above figures. The company voluntarily recalled certain sizes and lots of the Composix® Kugel® product beginning in December 2005. The actions generally seek damages for personal injury resulting from use of the products. The putative class actions, none of which has been certified, seek (i) medical monitoring, (ii) compensatory damages, (iii) punitive damages, (iv) a judicial finding of defect and causation and/or (v) attorneys’ fees.

On June 22, 2007, the Judicial Panel on Multidistrict Litigation transferred Composix® Kugel® lawsuits pending in federal courts nationwide into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island. The MDL court subsequently determined to include other hernia repair products in the MDL proceeding. Approximately 1,370 of the state lawsuits, involving individual claims by a substantially equivalent number of plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions. The company expects trials of a limited number of the Hernia Product Claims to begin in the first quarter of 2010.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

coverage will otherwise be available. While the company intends to vigorously defend the Hernia Product Claims, it cannot give any assurances that the Hernia Product Claims will not have a material adverse impact on the company’s results of operations in future periods or the company’s financial position or liquidity.

On February 21, 2007, Southeast Missouri Hospital (“Southeast”) filed a putative class action complaint on behalf of itself and all others similarly situated against the company and another manufacturer, Tyco International, Inc. (“Tyco”). Tyco was subsequently dismissed from the action. The complaint was later amended to add St. Francis Medical Center (“St. Francis”) as an additional named plaintiff. The action was re-named as St. Francis Medical Center, et al. v. C. R. Bard, Inc., et al. (Civil Action No. 1:07-cv-00031, United States District Court, Eastern District of Missouri, Southeastern District) when the court denied Southeast’s motion to serve as a class representative and Southeast was subsequently dismissed from the lawsuit. The court granted St. Francis’s motion for class certification and determined the measurement period for any potential damages. St. Francis alleges that the company conspired to exclude competitors from the urological catheter market and that the company sought to maintain market share by engaging in conduct in violation of state and federal antitrust laws. St. Francis seeks injunctive relief and has presented an expert report that calculates damages of up to approximately $320 million, a figure that the company believes is unsupported by the facts. The company’s expert report establishes that, even assuming a determination adverse to the company, the plaintiffs suffered no damages. On September 28, 2009, the District Court granted Bard’s summary judgment motion and dismissed with prejudice all counts in this action. St. Francis has appealed the court’s decision to the Eighth Circuit Court of Appeals. The company intends to defend this matter vigorously. If, however, St. Francis is ultimately successful, any damages awarded under the federal antitrust laws will be subject to statutory trebling and St. Francis’s attorneys would be entitled to an award of reasonable fees and costs. At this time, it is not possible to assess the likelihood of an adverse outcome or determine an estimate, or a range of estimates, of potential damages. The company cannot give any assurances that this matter will not have a material adverse impact on the company’s results of operations in a future period or the company’s financial position or liquidity.

In December 2007, a U.S. District Court jury in Arizona found that certain of W.L. Gore & Associates Inc.’s (“Gore”) ePTFE vascular grafts and stent-grafts infringe the company’s patent number 6,436,135. The jury upheld the validity of the patent and awarded the company $185 million in past damages. The jury also found that Gore willfully infringed the patent. In a second phase of the trial, the court ruled that Gore failed to prove that the patent is unenforceable due to inequitable conduct. On March 31, 2009, the U. S. District Court doubled the jury award to approximately $371 million for damages through June 2007. The Court is still assessing damages for Gore’s infringing sales from July 2007 to the present date and is also expected to set a royalty rate for future infringing sales. The Court also awarded Bard attorneys’ fees of $19 million and prejudgment interest of approximately $20 million. In addition, the Court denied Gore’s remaining motions, including its motions for a new trial and to set aside the jury’s verdict. After a final judgment is entered, Gore may appeal this matter to the Court of Appeals for the Federal Circuit. Because the company considers this matter a gain contingency, no amounts have been recorded as of September 30, 2009.

9. Share-Based Compensation Plans

The company may grant a variety of share-based payments under the 2003 Long Term Incentive Plan of C. R. Bard, Inc. (the “2003 Plan”) and the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc. (the “Directors’ Plan”) to certain directors, officers and employees. The total number of remaining shares at September 30, 2009 that may be issued under the 2003 Plan was 4,353,290 and under the Directors’ Plan was 90,366. Shares remaining under the 2003 Plan include 1,600,000 shares authorized by the shareholders at the company’s Annual Meeting of Shareholders on April 15, 2009. Awards under the 2003 Plan may be in the form of stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, unrestricted stock and other stock-based awards. Awards under the Directors’ Plan may be in the form of stock awards, stock options or stock appreciation rights. The company has two employee share purchase programs.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recognized for share-based compensation are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
(dollars in millions)
Total cost of share-based compensation plans	$10.8	$18.8	$37.4	$38.4
Amounts capitalized in inventory and fixed assets	(0.2)	(0.8)	(1.0)	(1.4)
Amounts recognized in income for amounts previously capitalized in inventory and fixed assets	0.4	0.5	1.3	1.2

Amounts charged against income	$11.0	$18.5	$37.7	$38.2

In 2009, the company changed the timing of its annual grant of share-based compensation from July to November. The company granted approximately 1.2 million stock options as part of its annual share-based compensation grant in July 2008 and the fair value per stock option granted was $29.58. The fair value of these stock options was estimated on the date of grant using a binomial-lattice option model based on the following assumptions: risk-free interest rate of 3.28%; expected volatility of 26%; dividend yield of 0.7%; and expected life of 7.5 years.

The anticipated purchases for 2010 and 2009 under the Management Stock Purchase Program (the “MSPP”) as of July 2009 and July 2008, respectively, were approximately 0.2 million shares in each year and the fair value per share related to these purchases was $28.20 and $32.53, respectively. The fair value of the 2009 and 2008 annual MSPP purchases was estimated in July 2009 and July 2008, respectively, using the Black-Scholes model based on the following assumptions: risk-free interest rate of 0.35% and 2.21%, respectively; expected volatility of 27% and 24%, respectively; dividend yield of 0.8% and 0.7%, respectively; and expected life of 0.6 years for both valuations.

As of September 30, 2009, there was approximately $62.1 million of unrecognized compensation expense related to share-based payment arrangements, which is expected to be recognized over a weighted-average period of approximately three years. The company repurchases shares, from time-to-time, on the open market to satisfy share-based payment arrangements. The company has sufficient treasury shares to satisfy expected share-based payment arrangements for the remainder of the year.

10. Pension and Other Postretirement Benefit Plans

Defined Benefit Pension Plans - The company has both tax-qualified and nonqualified, noncontributory defined benefit pension plans that together cover substantially all domestic and certain foreign employees. These plans provide benefits based upon a participant’s compensation and years of service. The components of net periodic pension expense are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
(dollars in millions)
Service cost net of employee contributions	$5.0	$4.7	$14.9	$14.0
Interest cost	4.4	4.3	13.0	13.0
Expected return on plan assets	(5.1)	(4.9)	(15.2)	(14.8)
Amortization	0.7	0.9	2.3	2.9

Net periodic pension expense	$5.0	$5.0	$15.0	$15.1

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Postretirement Benefit Plans - The company does not provide subsidized postretirement healthcare benefits and life insurance coverage except to a limited number of former employees. As this plan is unfunded, contributions are made as benefits are incurred. The net periodic benefit expense was $0.3 million and $0.2 million for the quarters ended September 30, 2009 and 2008, respectively. The net periodic benefit expense was $0.7 million for both nine month periods ended September 30, 2009 and 2008.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
(dollars in millions)
United States	$442.6	$419.5	$1,298.7	$1,225.0
Europe	118.0	124.8	341.1	378.7
Japan	29.9	29.4	91.3	87.5
Rest of world	46.5	43.1	126.9	126.7

	$637.0	$616.8	$1,858.0	$1,817.9

Income from operations before income taxes	$185.2	$161.3	$508.1	$386.0

Depreciation	$12.6	$13.1	$38.0	$38.8

Amortization	$10.9	$10.1	$31.1	$29.4

Total net sales by disease state are:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
(dollars in millions)
Vascular	$173.6	$160.6	$500.1	$474.6
Urology	177.5	174.5	515.0	519.6
Oncology	171.6	169.3	499.8	483.0
Surgical Specialties	93.1	90.8	279.1	272.7
Other products	21.2	21.6	64.0	68.0

	$637.0	$616.8	$1,858.0	$1,817.9

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

The company’s earnings are driven by its ability to continue to generate sales of its products and improve operating efficiency. Bard’s ability to increase sales over time depends upon its success in developing, acquiring and marketing innovative and differentiated products that meet the needs of clinicians and their patients. For the nine months ended September 30, 2009, the company’s research and development (“R&D”) expense was $121.1 million. The company expects R&D expense to increase in the future. The company also makes selective acquisitions of businesses, products and technologies, generally focusing on small to medium sized transactions to provide ongoing growth opportunities. In addition, the company may from time-to-time consider acquisitions of larger, established companies under appropriate circumstances. The company may also periodically divest lines of business in which it is not able to reasonably attain or maintain a leadership position or for other strategic reasons.

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

In January 2008, the company acquired the assets of the LifeStent® family of stents from Edwards Lifesciences Corporation (“Edwards Lifesciences”). The company received Pre-Market Approval from the U.S. Food and Drug Administration (“FDA”) in February 2009 for use of the LifeStent® in the superficial femoral artery and proximal popliteal artery, which resulted in a contingent milestone payment of $27.0 million. The $15.0 million contingent milestone payment related to the transfer of manufacturing operations to Bard was paid in September 2009. See Note 2 of the notes to condensed consolidated financial statements for additional discussion of the acquisition.

Results of Operations

Net Sales

Bard’s consolidated net sales for the quarter ended September 30, 2009 were $637.0 million, an increase of 3% on a reported basis (6% on a constant currency basis) over the quarter ended September 30, 2008 consolidated net sales of $616.8 million. Bard’s consolidated net sales for the nine months ended September 30, 2009 were $1,858.0 million, an increase of 2% on a reported basis (6% on a constant currency basis) over consolidated net sales of $1,817.9 million for the nine months ended September 30, 2008. Net sales “on a constant currency basis” is a non-GAAP financial measure and should not be viewed as a replacement of GAAP results. See “Management’s Use of Non-GAAP Measures” below. Exchange rate fluctuations had the effect of decreasing consolidated net sales for the quarter ended September 30, 2009 by approximately 3% as compared to the same period in the prior year. Exchange rate fluctuations had the effect of decreasing consolidated net sales for the nine months ended September 30, 2009 by 4% as compared to the same period in the prior year. The primary exchange rate movement that impacts net sales is the movement of the Euro compared to the U.S. dollar. The impact of exchange rate movements on net sales is not indicative of the impact on net earnings due to the offsetting impact of exchange rate movements on operating costs and expenses, costs incurred in other currencies and the company’s hedging activities.

Bard’s United States net sales for the quarter ended September 30, 2009 of $442.6 million increased 6% compared to $419.5 million in the prior year quarter. International net sales for the quarter ended September 30, 2009 of $194.4 million decreased 1% on a reported basis (increased 7% on a constant currency basis) compared to $197.3 million in the prior year quarter. Bard’s United States net sales for the nine months ended September 30, 2009 of $1,298.7 million increased 6% compared to $1,225.0 million in the prior year period. International net sales for the nine months ended September 30, 2009 of $559.3 million decreased 6% on a reported basis (increased 6% on a constant currency basis) compared to $592.9 million in the prior year period.

Presented below is a summary of consolidated net sales by disease state.

Product Group Summary of Net Sales

	Quarter Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2009	2008	Change	Constant Currency	2009	2008	Change	Constant Currency
Vascular	$173.6	$160.6	8%	13%	$500.1	$474.6	5%	12%
Urology	177.5	174.5	2%	4%	515.0	519.6	(1)%	2%
Oncology	171.6	169.3	1%	3%	499.8	483.0	3%	6%
Surgical Specialties	93.1	90.8	3%	5%	279.1	272.7	2%	6%
Other	21.2	21.6	(2)%	–%	64.0	68.0	(6)%	(2)%

Total net sales	$637.0	$616.8	3%	6%	$1,858.0	$1,817.9	2%	6%

Vascular Products - Bard markets a wide range of products for the peripheral vascular market, including endovascular products, electrophysiology products and surgical graft products. Consolidated net sales for the quarter ended September 30, 2009 of vascular products increased 8% on a reported basis (13% on a constant currency basis) compared to the prior year quarter. U.S. net sales for the quarter ended September 30, 2009 of vascular products grew 13% compared to the prior year quarter. International net sales for the quarter ended September 30, 2009 increased 2% on a reported basis (increased 12% on a constant currency basis) compared to the prior year quarter. Consolidated net sales for the nine months ended September 30, 2009 of vascular products increased 5% on a reported basis (12% on a constant currency basis) compared to the same period in the prior year. U.S. net sales for the nine months ended September 30, 2009 of vascular products grew 14% compared to the same period in the prior year. International net sales for the nine months ended September 30, 2009 decreased 4% on a reported basis (increased 9% on a constant currency basis) compared to the same period in the prior year.

Consolidated net sales for the quarter ended September 30, 2009 of endovascular products increased 13% on a reported basis (17% on a constant currency basis) compared to the prior year period. Consolidated net sales for the nine months ended September 30, 2009 of endovascular products increased 12% on a reported basis (18% on a constant currency basis) compared to the prior year period. The company’s percutaneous transluminal angioplasty balloon catheters, and peripheral vascular stents and stent-graft devices were the primary contributors to the growth in this category for both the quarter and nine months ended September 30, 2009.

Consolidated net sales for the quarter ended September 30, 2009 of electrophysiology products increased 2% on a reported basis (8% on a constant currency basis) compared to the prior year quarter. The company’s electrophysiology laboratory systems and steerable diagnostic catheters were the primary contributors to the increase in the quarter despite the market trend noted below. Consolidated net sales for the nine months ended September 30, 2009 of electrophysiology products decreased 6% on a reported basis (increased 1% on a constant currency basis) compared to the same period in the prior year. Declines in net sales in the company’s electrophysiology laboratory systems and fixed curve diagnostic catheters were the primary contributors to the decrease in the nine months ended September 30, 2009. The company believes that the decline in net sales of electrophysiology laboratory systems during the first half of 2009 was due to decreased capital spending in the hospital market in response to global economic conditions, a trend that may continue.

Consolidated net sales for the quarter ended September 30, 2009 of surgical graft products decreased 7% on a reported basis (3% on a constant currency basis) compared to the prior year quarter. Consolidated net sales for the nine months ended September 30, 2009 of surgical graft products decreased 9% on a reported basis (3% on a constant currency basis) compared to the same period in the prior year.

Urology Products - Bard markets a wide range of products for the urology market, including basic drainage products, continence products and urological specialty products. Bard also markets the StatLock® catheter stabilization products, which are used to secure many types of catheters sold by Bard and other companies. The majority of basic drainage products, StatLock® catheter stabilization devices and certain urological specialty products are sold through distributors in the United States. Consolidated net sales for the quarter ended September 30, 2009 of urology products increased 2% on a reported basis (4% on a constant currency basis) compared to the prior year quarter. U.S. net sales of urology products for the quarter ended September 30, 2009 increased 2% compared to the prior year quarter. International net sales for the quarter ended September 30, 2009 of urology products increased 1% on a reported basis (9% on a constant currency basis) compared to the prior year quarter. Consolidated net sales for the nine months ended September 30, 2009 of urology products decreased 1% on a reported basis (increased 2% on a constant currency basis) compared to the same period in the prior year. U.S. net sales of urology products were flat compared to the same period in the prior year. International net sales for the nine months ended September 30, 2009 of urology products decreased 4% on a reported basis (increased 8% on a constant currency basis) compared to the same period in the prior year. Net sales during the nine months ended September 30, 2009 were impacted by U.S. distributors reducing their inventory of the company’s urology products during the first half of 2009.

Basic drainage products represent the core of the company’s urology business. Consolidated net sales for the quarter ended September 30, 2009 of basic drainage products increased 1% on a reported basis (3% on a constant currency basis) compared to the prior year quarter. Consolidated net sales for the quarter ended September 30, 2009 of infection control Foley catheter products were flat on both a reported and constant currency basis compared to the prior year quarter. Consolidated net sales for the nine months ended September 30, 2009 of basic drainage products decreased 1% on a reported basis (increased 2% on a constant currency basis) compared to the same period in the prior year. Consolidated net sales for the nine months ended September 30, 2009 of infection control Foley catheters increased 2% on both a reported and constant currency basis compared to the same period in the prior year. Net sales during the nine months ended September 30, 2009 were impacted by U.S. distributors reducing their inventory of the company’s basic drainage products during the first half of 2009.

Consolidated net sales for the quarter ended September 30, 2009 of urological specialty products, which include brachytherapy products and services, decreased 2% on a reported basis (flat on a constant currency basis) compared to the same period in the prior year. Consolidated net sales for the nine months ended September 30, 2009 of urological specialty products decreased 10% on a reported basis (7% on a constant currency basis) compared to the prior year period. A decline in net sales of brachytherapy products impacted sales of urological specialty products for both the quarter and nine months ended September 30, 2009. The company believes that the brachytherapy market has been losing procedural share to alternative therapies, a trend that may continue.

Consolidated net sales for the quarter ended September 30, 2009 of continence products decreased 7% on a reported basis (3% on a constant currency basis) compared to the prior year quarter. Consolidated net sales for the nine months ended September 30, 2009 of continence products decreased 4% on a reported basis (increased 1% on a constant currency basis) compared to the same period in the prior year. Net sales of continence products for the quarter and nine months ended September 30, 2009 were impacted by a decline in sales of surgical continence products, a trend that may continue.

Consolidated net sales for the quarter ended September 30, 2009 of the StatLock® catheter stabilization product line increased 22% on a reported basis (23% on a constant currency basis) compared to the prior year quarter. Consolidated net sales for the nine months ended September 30, 2009 of the StatLock ® catheter stabilization product line increased 16% on a reported basis (17% on a constant currency basis) compared to the same period in the prior year. Net sales during the nine months ended September 30, 2009 were impacted by U.S. distributors reducing their inventory of the company’s Statlock catheter stabilization product line during the first half of 2009.

Oncology Products - The company’s oncology products include specialty access products used primarily for chemotherapy. Consolidated net sales for the quarter ended September 30, 2009 of oncology products grew 1% on a reported basis (3% on a constant currency basis) compared to the prior year quarter. U.S. net sales grew 3% compared to the prior year quarter. International net sales decreased 4% on a reported basis (increased 3% on a constant currency basis) compared to the prior year quarter. Consolidated net sales for the nine months ended September 30, 2009 for oncology products increased 3% on a reported basis (6% on a constant currency basis) compared to the same period in the prior year. U.S. net sales for the nine months ended September 30, 2009 increased 7% compared to the same period in the prior year. International net sales for the nine months ended September 30, 2009 decreased 6% on a reported basis (increased 5% on a constant currency basis) compared to the same period in the prior year. The company’s specialty access ports and peripherally inserted central catheters were the primary contributors to the growth in the oncology category for the quarter and nine months ended September 30, 2009.

Surgical Specialty Products - Surgical specialty products include soft tissue repair, performance irrigation and hemostasis product lines. Consolidated net sales for the quarter ended September 30, 2009 of surgical specialty products increased 3% on a reported basis (5% on a constant currency basis) compared to the prior year quarter. U.S. net sales of surgical specialty products for the quarter ended September 30, 2009 increased 7% compared to the prior year quarter. International net sales for the quarter ended September 30, 2009 of surgical specialty products decreased 9% on a reported basis (2% on a constant currency basis) compared to the prior year quarter. Consolidated net sales for the nine months ended September 30, 2009 of surgical specialty products increased 2% on a reported basis (6% on a constant currency basis) compared to the same period in the prior year. U.S. net sales for the nine months ended September 30, 2009 increased 8% compared to the same period in the prior year. International net sales for the nine months ended September 30, 2009 decreased 11% on a reported basis (flat on a constant currency basis) compared to the same period in the prior year.

Consolidated net sales for the quarter ended September 30, 2009 of the company’s soft tissue repair product line, which includes hernia repair implants, breast reconstruction patches and hernia fixation products, increased 11% on a reported basis (14% on a constant currency basis) compared to the prior year quarter. Consolidated net sales for the nine months ended September 30, 2009 for soft tissue repair product line increased 5% on a reported basis (9% on a constant currency basis) compared to the same period in the prior year. Net sales in this category for both the quarter and nine months ended September 30, 2009 were impacted by growth in sales of both biologic soft tissue repair and hernia fixation products offset in part by a decline in sales of synthetic hernia products, a trend that may continue.

On December 29, 2005, the company initiated a voluntary Class I product recall of its Bard® Composix® Kugel® Mesh X-Large Patch intended for ventral hernia repair. Following the recall, the FDA conducted an inspection and issued a Form-483 notice to the company’s Davol, Inc. subsidiary (“Davol”) identifying certain observations. The company completed corrective actions to address the observations.

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

On February 13, 2008, the FDA issued a Form-483 notice to the company in connection with an inspection of the company’s manufacturing facility located in Humacao, Puerto Rico. The Form-483 notice identified certain observations regarding the facility’s quality systems. The facility manufactures products for many of the company’s divisions and subsidiaries, including soft tissue repair products for the company’s Davol subsidiary. The company has responded to the FDA and completed corrective actions to address the observations. On July 28, 2008, the company received a Warning Letter from the San Juan District office of the FDA. The Warning Letter related specifically to non-conformances in quality systems previously identified in the related Form-483 notice. The Warning Letter states that, until the company resolves the outstanding issues covered by the Warning Letter, no premarket submissions for Class III devices to which the non-conformances are reasonably related will be cleared or approved. The company presently has no such submissions before the FDA. The company has responded to the Warning Letter and completed corrective actions to address the observations. The FDA conducted a planned re-inspection of the Puerto Rico facility in the third quarter of 2009, which resulted in the issuance of a Form-483 notice identifying certain observations regarding the facility’s quality systems. The company is in the process of responding to the FDA and is implementing corrective actions to address the observations. The company cannot, however, give any assurances that the FDA will be satisfied with its response to the Warning Letter or the most recent Form-483 notice and the associated corrective actions or as to the expected date of resolution of the matters included in the Warning Letter or the most recent Form-483 notice.

Other Products - The other product group includes irrigation, wound drainage and certain original equipment manufacturers’ products. Consolidated net sales of other products for the quarter ended September 30, 2009 decreased 2% on a reported basis (flat on a constant currency basis) compared to the prior year quarter. Consolidated net sales of other products for the nine months ended September 30, 2009 decreased 6% on a reported basis (2% on a constant currency basis) compared to the same period in the prior year.

Costs and Expenses

The following is a summary of costs and expenses as a percentage of net sales for the quarters and nine month periods ended September 30, 2009 and 2008, respectively:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of goods sold	37.8%	38.7%	37.9%	38.9%
Marketing, selling and administrative expense	25.8%	29.3%	26.8%	29.2%
Research and development expense	6.8%	5.7%	6.5%	8.8%
Interest expense	0.5%	0.5%	0.5%	0.5%
Other (income) expense, net	0.1%	(0.3)%	0.9%	1.5%

Total costs and expenses (A)	70.9%	73.8%	72.7%	78.8%

(A)	Amounts may not add due to rounding.

Cost of goods sold - Cost of goods sold consists principally of the manufacturing and distribution costs of the company’s products. The category also includes royalties, amortization of intangible assets, and settlement of hedging activities. Reductions in cost of goods sold were attributed primarily to cost improvements.

Marketing, selling and administrative expense - Marketing, selling and administrative expense consists principally of the costs associated with the company’s sales and administrative organizations. The company’s marketing, selling and administrative expense as a percentage of net sales for the quarter and nine months ended September 30, 2009 was 25.8% and 26.8%, respectively, a decrease of 350 basis points and 240 basis points, respectively, compared to the prior year periods. This decrease is primarily due to company-wide spending controls, including the impact of lower share-based compensation expense, which represented 120 basis points of the decrease for the quarter ended September 30, 2009, and the impact of the restructuring plan. See Note 9 of the notes to condensed consolidated financial statements for additional discussion of share-based compensation plans.

Research and development expense - Research and development expense consists principally of costs related to internal research and development activities, milestone payments for third-party research and development activities and purchased R&D costs arising from the company’s business development activities. Purchased R&D payments may impact the comparability of the company’s results of operations between periods. All internal research and development costs are expensed as incurred. For the quarter ended September 30, 2009, the company spent $43.0 million on research and development activities compared to $35.1 million in the prior year quarter. For the nine months ended September 30, 2009, the company spent $121.1 million on research and development activities compared to $159.1 million in the prior year period. A purchased R&D charge of $2.7 million was included for the nine months ended September 30, 2009. A purchased R&D charge of $49.3 million, primarily associated with the acquisition of the LifeStent® family of stents from Edwards Lifesciences, was included for the nine months ended September 30, 2008.

Interest expense - Interest expense was $3.0 million and $3.1 million for the quarters ended September 30, 2009 and 2008, respectively. Interest expense was $9.0 million and $9.1 million for the nine month periods ended September 30, 2009 and 2008, respectively.

Other (income) expense, net - The components of other (income) expense, net, for the quarters and nine month periods ended September 30, 2009 and 2008, respectively, are:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2009	2008	2009	2008
Interest income	$(0.7)	$(3.9)	$(2.9)	$(13.7)
Foreign exchange (gains) losses	0.2	1.7	(1.8)	2.7
Asset dispositions	—	—	4.5	36.8
Restructuring	—	—	15.4	—
Other, net	1.1	0.3	2.3	0.9

Total other (income) expense, net	$0.6	$(1.9)	$17.5	$26.7

Interest income - For the quarter ended September 30, 2009, interest income was $0.7 million, compared to $3.9 million for the prior year quarter. For the nine months ended September 30, 2009, interest income was $2.9 million compared to $13.7 million for the same period in the prior year. The decrease in 2009 was primarily due to lower global interest rates.

Asset dispositions - For the nine months ended September 30, 2009, the amount reflected a non-cash charge for an asset write-off related to the company’s decision to discontinue a hernia repair xenograft device. For the nine months ended September 30, 2008, the amount reflected a non-cash charge for the write-off of certain assets related to the company’s decision to discontinue the sales of the Salute II hernia fixation device.

Restructuring - See Note 3 to the notes to condensed consolidated financial statements for additional discussion of the restructuring plan.

Income tax provision

The company’s effective tax rate for the quarter ended September 30, 2009 was approximately 30%. The effective tax rate for the prior year quarter was approximately 31% and reflected the discrete tax effect of interest related to a remeasurement of an uncertain tax position. The company’s effective tax rate for each of the nine month periods ended September 30, 2009 and 2008 was approximately 30%. The tax rate for the current year period reflected the discrete tax effect of a charge for asset write-offs primarily located in a low tax jurisdiction. The tax rate for the prior year period reflected the discrete tax effect related to the Salute II charge, which included the write-off of assets primarily located in a low tax jurisdiction, and the above-mentioned interest adjustment. These items were partially offset by the discrete tax effect of purchased R&D charges primarily associated with the acquisition of the assets of the Lifestent® family of stents from Edwards Lifesciences Corporation.

Net Income Attributable to Common Shareholders and Earnings Per Share Available to Common Shareholders

Net income attributable to common shareholders and diluted earnings per share available to common shareholders for the quarter ended September 30, 2009 were $129.5 million and $1.31, respectively. Net income attributable to common shareholders and diluted earnings per share available to common shareholders for the prior year third quarter were $111.2 million and $1.08, respectively. Net income attributable to common shareholders and diluted earnings per share available to common shareholders for the nine months ended September 30, 2009 were $354.2 million and $3.52, respectively. Net income attributable to common shareholders and diluted earnings per share available to common shareholders for the nine months ended September 30, 2008 were $267.1 million and $2.59, respectively. The current year-to-date period reflects restructuring charges of $10.2 million, or $0.10 per diluted share. In addition, the current year-to-date period reflects a non-cash charge related to an asset write-off of $5.2 million or $0.05 per diluted share, and acquisition related adjustments of $3.1 million or $0.03 per diluted share, primarily consisting of purchased R&D charges. The prior year-to-date period includes a non-cash charge for the write-off of assets related to the Salute II hernia fixation device of $34.9 million, or $0.34 per diluted share. The prior year-to-date period also reflects purchased R&D charges of $31.1 million, or $0.30 per diluted share, primarily associated with the acquisition of the assets of the Lifestent® family of stents from Edwards Lifesciences.

Liquidity and Capital Resources

The company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Significant factors affecting the management of liquidity are cash flows generated from operating activities, capital expenditures, acquisitions of businesses and technologies, cash dividends and common stock repurchases. Cash balances and cash provided from operations continue to be the company’s primary source of funds. Although the global financial markets and worldwide economies continue to experience disruption and volatility, the company believes that its overall financial strength gives it sufficient financial flexibility. The table below summarizes certain liquidity measures as of September 30:

	2009	2008
(dollars in millions)
Working capital	$1,207.2	$1,027.3

Current ratio	5.88/1	4.57/1

For the nine months ended September 30, 2009, the company generated $434.7 million in cash flow from operations, compared to the $378.7 million generated in the prior year period. The increase in net cash provided by operating activities reflects improvements in working capital, partially offset by increases in discretionary cash contributions to defined benefit pension plans of $18.5 million.

For the nine months ended September 30, 2009, the company used $113.0 million in cash for investing activities, compared to the $112.1 million used in the prior year period. The current year period included contingent milestone payments of $42.0 million associated with the acquisition of assets of the LifeStent® family of stents from Edwards Lifesciences, and the prior year period included the payment of $76.3 million for the acquisition of these assets. The prior year period also included the payment of $65.7 million for the purchase of Specialized Health Products International, Inc. Net cash provided by the change in short-term investments, net, which matured throughout 2008, was $82.1 million in the prior year period. Capital expenditures were approximately $37.5 million and $35.4 million for the nine month periods ended September 30, 2009 and 2008, respectively.

For the nine months ended September 30, 2009, the company used $304.9 million in cash for financing activities, compared to the $207.1 million used in the prior year period. Total debt was $149.8 million at both September 30, 2009 and December 31, 2008. Total debt to total capitalization was 6.5% and 7.0% at September 30, 2009 and December 31, 2008, respectively. The company spent approximately $271.9 million to repurchase 3,646,147 shares of common stock in the nine months ended September 30, 2009 compared with approximately $227.0 million to repurchase 2,361,492 shares of common stock in the prior year period. The company paid cash dividends of $0.49 per share and $0.46 per share for the nine month periods ended September 30, 2009 and 2008, respectively.

The company maintains a committed syndicated bank credit facility with a $400 million five-year credit agreement that expires in June 2012. The credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The facility includes pricing based on the company’s long-term credit rating and includes a financial covenant that limits the amount of total debt to total capitalization. There were no outstanding borrowings or commercial paper borrowings at September 30, 2009 and December 31, 2008.

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

In addition, there are substantial risks inherent in the medical device business. The company’s business involves the design, development, manufacture, packaging, distribution and sale of life-enhancing medical devices. These devices are often utilized on, or permanently or temporarily implanted in, patients in clinically demanding circumstances, such as operating rooms, emergency units, intensive care and critical care settings, among others. These circumstances, among other factors, can cause the products to become associated with adverse clinical events, including patient mortality and injury, and could lead to product liability claims (including lawsuits seeking class action status or seeking to establish multi-district litigation proceedings) and other litigation, product withdrawals, Warning Letters, recalls, field corrections or regulatory enforcement actions relating to one or more of the company’s products, any of which could have a material adverse effect on our business, financial position, liquidity and results of operations. For further discussion of risks applicable to our business, see “Risk Factors” in the company’s 2008 Annual Report on Form 10-K and Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q.

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

•

new laws and judicial decisions related to healthcare availability, healthcare reform, payment for healthcare products and services or the marketing and distribution of products, including legislative or administrative reforms to the United States Medicare and Medicaid systems or other United States or international reimbursement systems in a manner that would significantly reduce or eliminate reimbursements for procedures that use the company’s products;

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

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of September 30, 2009. Based upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2009, the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at the reasonable assurance level were effective to accomplish their objectives.

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

As of October 23, 2009, approximately 1,305 federal and 1,400 state lawsuits involving individual claims by approximately 2,760 plaintiffs, as well as two putative class actions in the United States and three putative class actions in various Canadian provinces, have been filed or asserted against the company with respect to its Composix® Kugel® and certain other core hernia repair products (collectively, the “Hernia Product Claims”). One U.S. class action lawsuit consolidates nine previously-filed U.S. class action lawsuits. The company and certain plaintiffs have agreed to the dismissal of approximately 330 lawsuits in the Superior Court of the State of Rhode Island. As a result, these lawsuits are not included in the above figures. The company voluntarily recalled certain sizes and lots of the Composix® Kugel® product beginning in December 2005. The actions generally seek damages for personal injury resulting from use of the products. The putative class actions, none of which has been certified, seek (i) medical monitoring, (ii) compensatory damages, (iii) punitive damages, (iv) a judicial finding of defect and causation and/or (v) attorneys’ fees.

On June 22, 2007, the Judicial Panel on Multidistrict Litigation transferred Composix® Kugel® lawsuits pending in federal courts nationwide into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island. The MDL court subsequently determined to include other hernia repair products in the MDL proceeding. Approximately 1,370 of the state lawsuits, involving individual claims by a substantially equivalent number of plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions. The company expects trials of a limited number of the Hernia Product Claims to begin in the first quarter of 2010.

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

On February 21, 2007, Southeast Missouri Hospital (“Southeast”) filed a putative class action complaint on behalf of itself and all others similarly situated against the company and another manufacturer, Tyco International, Inc. (“Tyco”). Tyco was subsequently dismissed from the action. The complaint was later amended to add St. Francis Medical Center (“St. Francis”) as an additional named plaintiff. The action was re-named as St. Francis Medical Center, et al. v. C. R. Bard, Inc., et al. (Civil Action No. 1:07-cv-00031, United States District Court, Eastern District of Missouri, Southeastern District) when the court denied Southeast’s motion to serve as a class representative and Southeast was subsequently dismissed from the lawsuit. The court granted St. Francis’s motion for class certification and determined the measurement period for any potential damages. St. Francis alleges that the company conspired to exclude competitors from the urological catheter market and that the company sought to maintain market share by engaging in conduct in violation of state and federal antitrust laws. St. Francis seeks injunctive relief and has presented an expert report that calculates damages of up to approximately $320 million, a figure that the company believes is unsupported by the facts. The company’s expert report establishes that, even assuming a determination adverse to the company, the plaintiffs suffered no damages. On September 28, 2009, the District Court granted Bard’s summary judgment motion and dismissed with prejudice all counts in this action. St. Francis has appealed the court’s decision to the Eighth Circuit Court of Appeals. The company intends to defend this matter vigorously. If, however, St. Francis is ultimately successful, any damages awarded under the federal antitrust laws will be subject to statutory trebling and St. Francis’s attorneys would be entitled to an award of reasonable fees and costs. At this time, it is not possible to assess the likelihood of an adverse outcome or determine an estimate, or a range of estimates, of potential damages. The company cannot give any assurances that this matter will not have a material adverse impact on the company’s results of operations in a future period or the company’s financial position or liquidity.

In December 2007, a U.S. District Court jury in Arizona found that certain of W.L. Gore & Associates Inc.’s (“Gore”) ePTFE vascular grafts and stent-grafts infringe the company’s patent number 6,436,135. The jury upheld the validity of the patent and awarded the company $185 million in past damages. The jury also found that Gore willfully infringed the patent. In a second phase of the trial, the court ruled that Gore failed to prove that the patent is unenforceable due to inequitable conduct. On March 31, 2009, the U. S. District Court doubled the jury award to approximately $371 million for damages through June 2007. The Court is still assessing damages for Gore’s infringing sales from July 2007 to the present date and is also expected to set a royalty rate for future infringing sales. The Court also awarded Bard attorneys’ fees of $19 million and prejudgment interest of approximately $20 million. In addition, the Court denied Gore’s remaining motions, including its motions for a new trial and to set aside the jury’s verdict. After a final judgment is entered, Gore may appeal this matter to the Court of Appeals for the Federal Circuit. Because the company considers this matter a gain contingency, no amounts have been recorded as of September 30, 2009.

Item 1A. Risk Factors

Other than the risk factor set forth below, there have been no material changes from the risk factors disclosed in Part I, Item 1A in the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The adoption of healthcare reform in the United States may adversely affect our business, financial condition and results of operations.

Various committees of Congress have proposed significant reforms to the U.S. healthcare system. The proposals include provisions that, among other things, could reduce and/or limit Medicare reimbursement, create a national healthcare system and impose new and/or increased taxes. One proposed bill would require the medical device industry to subsidize healthcare reform in the form of a $4 billion annual excise tax on medical device sales. We cannot predict what healthcare initiatives, if any, will be implemented. Many of the proposed reforms, if enacted at the federal or state level, could reduce medical procedure volumes, impact the demand for our products or prices at which the company sells its products, and/or increase our cost of doing business, any of which could have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs(2)
July 1 - July 31, 2009	439,357	$73.68	436,800	$441,427,396
August 1 - August 31, 2009	890,080	74.38	865,000	377,071,377
September 1 - September 30, 2009	65	79.84	—	377,071,377

Total	1,329,502	$74.15	1,301,800	$377,071,377

(1)	The company repurchased 27,702 shares during the three month period ended September 30, 2009 that were not part of the publicly announced share repurchase authorization. These shares were purchased from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.

(2)	On April 15, 2009, the Board of Directors approved the repurchase of up to $500 million of common stock of the company.

Item 5. Other Information

The company’s policy governing transactions in its securities by the company’s directors, executive officers and other specified employees permits such persons to adopt trading plans pursuant to Rule 10b5-1 of the Exchange Act. From time-to-time, the company’s executive officers have established trading plans relating to the company’s common stock under Rule 10b5-1 and the company anticipates additional trading plans may be established in the future. The company currently discloses details regarding individual trading plans on its website.

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
Date: October 26, 2009

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