Form 10-K
period 2009-12-31
BARD C R INC /NJ/
filed 2010-02-25
CIK 9892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $7,267,559,518 based on the closing price of stock traded on the New York Stock Exchange on June 30, 2009. As of January 29, 2010, there were 95,657,595 shares of Common Stock, $.25 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the company’s definitive Proxy Statement in connection with its 2010 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

C. R. BARD, INC. AND SUBSIDIARIES

PART I

Item 1. Business

General

C. R. Bard, Inc. and its subsidiaries (the “company” or “Bard”) are engaged in the design, manufacture, packaging, distribution and sale of medical, surgical, diagnostic and patient care devices. Charles Russell Bard founded the company in 1907. In 1923, the company was incorporated as C. R. Bard, Inc. and distributed an assortment of urological and surgical products. Bard became a publicly traded company in 1963 and began trading on the New York Stock Exchange five years later. The company sells a broad range of products worldwide to hospitals, individual healthcare professionals, extended care facilities and alternate site facilities. In general, Bard’s products are intended to be used once and then discarded or implanted either temporarily or permanently. The company holds market leading positions in vascular, urology, oncology and surgical specialty products. Bard’s product strategy is based on the following tenets, which are designed to position the company for continued growth:

•	Clinician Preference - Bard targets markets where clinicians drive purchasing decisions based on the benefits a product provides to patients;

•	Product Leadership - The company pursues opportunities in markets where products that consistently provide superior clinical outcomes and medical economic value can attain a leadership position;

•	Market Growth - Bard focuses its investments in fast growing and/or under-served markets;

•

Competitive Advantage - The company strives to achieve a sustainable competitive advantage through product quality and innovation, intellectual property protection and a core competency in managing complex clinical and regulatory requirements; and

•	Product Diversity - Bard offers a broad, diverse product portfolio to balance the risks inherent in the highly competitive and complex medical device industry.

Bard’s execution of this strategy has helped the company establish market leadership positions across its four product group categories. In 2009, approximately 80% of the company’s net sales were derived from product lines in which the company holds a number one or number two market share position.

Product Group Information

The company reports its sales in four major product group categories: vascular, urology, oncology and surgical specialties. The company also has a product group of other products. The following table sets forth for the three years ended December 31, 2009, 2008 and 2007 the approximate percentage contribution by category to Bard’s consolidated net sales on a worldwide basis.

	For the Years Ended December 31,
	2009	2008	2007
Vascular	27%	26%	24%
Urology	28%	29%	30%
Oncology	27%	26%	25%
Surgical Specialties	15%	15%	17%
Other	3%	4%	4%

Total net sales	100%	100%	100%

Vascular Products

Bard’s vascular products cover a wide range of minimally invasive devices for the treatment of peripheral vascular disease and heart arrhythmias. These products include: percutaneous transluminal angioplasty (“PTA”) catheters, guidewires, introducers and accessories; peripheral vascular stents and stent grafts, vena cava filters and biopsy devices; electrophysiology products, including electrophysiology laboratory systems and diagnostic, therapeutic and temporary pacing electrode catheters; and fabrics, meshes and implantable vascular grafts. Bard’s low-profile catheter and high-pressure balloon technology have made Conquest™ Atlas® and Dorado® PTA catheters leading choices of clinicians for the treatment of arterial venous access stenosis and peripheral artery disease. Bard’s broad line of stent and stent-graft devices include the Flair™ AV (arterial venous) Access Stent Graft, E•Luminexx™ Iliac Stent, and the LifeStent® family of stents. In February 2009, the company received Pre-Market Approval from the United States Food and Drug Administration for superficial femoral artery and proximal popliteal artery indications for the LifeStent® product. Bard’s vena cava filters product line includes devices for permanent implant or removal after the threat of blood clots traveling from the lower extremities to a patient’s lungs has passed. Bard’s Vacora® device combines the benefits of a vacuum-assisted biopsy sample with a portable, self-contained needle system for the diagnosis of breast tumors. In December 2009, the company launched a next-generation vacuum-assisted biopsy device called Finesse™ which can take multiple samples with a single insertion of the biopsy needle. In Europe, the company sells its HD (high-density) Mesh Ablation Catheter for the diagnosis and treatment of atrial fibrillation, the most commonly diagnosed sustained cardiac arrhythmia. In 2009, the company suspended a clinical trial for the approval of the device in the United States in order to incorporate a new second-generation device into the trial. The company plans to restart the trial in late 2010.

Urology Products

Bard’s urology products include basic drainage products, continence products and urological specialty products. The Foley catheter, which Bard introduced in 1934, remains one of the most important products in the urology field. Foley catheters continue to be marketed in individual sterile packages and in sterile procedural kits and trays, a concept pioneered by Bard. The company has a market-leading position in Foley catheters, currently Bard’s largest selling urology product. This product line includes the infection control Foley catheter (Bardex® I.C. Foley catheter), which has been proven to substantially reduce the rate of urinary tract infections. Other urology products include: surgical slings used to treat stress urinary incontinence; natural and synthetic devices for the treatment of pelvic floor and vaginal prolapse; brachytherapy services, devices and radioactive seeds used to treat prostate cancer; intermittent urinary drainage catheters, urine monitoring and collection systems; ureteral stents; and specialty devices for ureteroscopic procedures and stone removal. In 2008, the company launched its Dignicare™ line of fecal incontinence products. The company also markets the proprietary line of StatLock® catheter stabilization devices, which are used primarily to secure peripheral intravenous catheters, thereby reducing restarts and other complications. This device is also used to secure many other types of catheters sold by Bard and other companies, including Foley catheters.

Oncology Products

Bard’s oncology products cover a wide range of devices used in the treatment and management of various cancers and other diseases and disorders. These include specialty access catheters, ports, vascular access ultrasound devices and enteral feeding devices. The company’s specialty vascular access products, used primarily for chemotherapy, serve a well-established market in which Bard holds a leading position. The features and benefits of the company’s broad line of peripherally inserted central catheters (“PICCs”) have allowed Bard to capitalize on this important segment of the specialty vascular access market. The company’s PowerPICC® catheters and PowerPort® devices can also be used to inject contrast media at high flow rates. These devices eliminate the need to place an additional catheter in the significant number of PICC and port recipients who also require contrast enhanced CT (computed tomography) scans. Bard’s Site-Rite® vascular access ultrasound device and Sherlock™ tip locator system help nurses place a PICC catheter at a patient’s bedside, making PICCs a more convenient and cost-effective treatment option.

Surgical Specialty Products

Bard’s surgical specialty products include implanted patches and fixation systems for hernia and other soft tissue repairs, irrigation devices for orthopedic, laparoscopic and gynecological procedures and products for topical hemostasis. Soft tissue repair products consist primarily of hernia repair implants, including both synthetic and natural-tissue configurations, and hernia implant fixation devices. Within the hernia implants line, products such as Bard’s PerFix® plug and 3D Max® are used for inguinal or groin hernia repair procedures. Hernia operations using the PerFix® plug can be performed in an outpatient setting in as little as 20 minutes with the patient generally returning to normal activity after minimal recovery time. The company also markets products for the repair of ventral or abdominal hernias including the Ventralex®, Composix® LP and Allomax™ hernia patches. In 2008, the company launched the Ventrio™ line of ventral hernia repair patches, which includes a resorbable self-deployment ring. In 2007, Bard began selling the Sepramesh® IP hernia repair patch which incorporates the Sepra® bioresorbable adhesion barrier and complements Bard’s ePTFE barrier products. Bard’s line of natural-tissue hernia products, including the Collamend FM® and Allomax™ patches, are used to repair complex ventral hernias. In complex hernias, pre-existing infections or high risk of infection precludes the use of synthetic mesh for the repair. In the second quarter of 2009, the company acquired the rights to the XenMatrix™ product, a non-cross linked xenograft patch for complex hernia repair, giving Bard a broad offering of natural-tissue hernia repair patches. In the third quarter of 2009, the company aquired the rights to sell the Allomax™ patch for breast reconstruction following mastectomy procedures. In 2007, the company acquired the Permasorb™ fixation device, which was the first fixation device on the market to utilize a bioresorbable tack to attach a hernia repair patch to the host tissue. In the second quarter of 2009, the company launched its new SorbaFix™ device, a next-generation bioresorbable-tack fixation device for use in laparoscopic and open surgical procedures. The company has also received 510(k) concurrence from the FDA for PermaFix™, a permanent anchor fixation device built on the SorbaFix™ platform, with plans to launch the device in the first quarter of 2010.

International

Bard markets its products through subsidiaries and joint ventures in over 100 countries outside the United States. The products sold in the international markets include many of the products described above. However, the principal markets, products and methods of distribution in the company’s international businesses vary with market size and stage of development. The company’s principal international markets are currently in Europe and Japan and the company expects to continue investing to expand sales and marketing resources in order to capitalize on opportunities in other markets, such as China. Generally the company maintains a geographically-based sales organization that it believes gives it greater flexibility in international markets. Approximately 73% of international sales are of products manufactured by Bard in the United States, Puerto Rico or Mexico. For financial reporting purposes, revenues, income from operations before tax provision and long-lived assets in significant geographic areas are presented in Note 14 of the notes to consolidated financial statements included in this Form 10-K.

Bard’s foreign operations are subject to certain financial and other risks, and international operations in general present complex tax and cash management issues. Relationships with customers and effective terms of sale frequently vary by country. Trade receivable balances outside the United States generally are outstanding for longer periods than in the United States. Inventory management is also an important business concern due to the potential for rapidly changing business conditions and currency exposure. Foreign currency exchange rate fluctuations can affect income and cash flows of international operations. The company attempts to hedge some of these currency exposures to help reduce the effects of foreign exchange fluctuations on the business. For more information, see “Quantitative and Qualitative Disclosures About Market Risk”, Note 6 of the notes to consolidated financial statements and Item 1A. “Risk Factors” included in this Form 10-K.

Competition

The company competes in therapeutic and diagnostic medical device markets around the world. These global markets are characterized by rapid change resulting from technological advances and scientific discoveries. The company’s market position depends on its reliable product quality, dependable service, value proposition and ability to develop products to meet evolving market needs. The company faces a mix of competitors ranging from large manufacturers with multiple business lines to smaller manufacturers that offer a limited selection of products, and to a lesser extent, reprocessors of single-use medical devices. Many of Bard’s products are patented or are the subject of patent applications. Patent protection also affects the company’s market position.

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

Marketing

The company’s products are distributed domestically directly to hospitals and other healthcare institutions as well as through numerous hospital/surgical supply and other medical specialty distributors with whom the company has distribution agreements. In international markets, products are distributed either directly or through distributors with the practice varying by country. Full-time representatives of the company in domestic and international markets engage in sales promotion. Sales to distributors, which supply the company’s products to many end-users, accounted for approximately 33% of the company’s net sales in each of the years 2009, 2008 and 2007, and the five largest distributors combined accounted for approximately 65%, 65% and 67%, respectively, of distributors’ sales for the corresponding years. One large distributor accounted for approximately 10%, 10% and 9% of the company’s consolidated net sales in 2009, 2008 and 2007, respectively.

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

Available Information

The company makes available, free of charge, on its website located at www.crbard.com, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports, as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (“SEC”).

The company has adopted, and has posted on its website, a Code of Ethics for Senior Financial Officers that applies to the company’s chief executive officer, chief financial officer and controller. To the extent required, the company intends to disclose any amendments to, or waivers from, the Code of Ethics on the website set forth above. In addition, the company’s audit committee charter, compensation committee charter, governance committee charter, corporate governance guidelines and business ethics policy are also posted on the company’s website. From time-to-time Bard uses its website to distribute company information, including material information. Financial and other information, including material information regarding the company is routinely posted on and accessible at http://investorrelations.crbard.com/. In addition, shareholders or interested parties may enroll to automatically receive email alerts and other information about Bard by visiting the “Email Alert Service” section at http://investorrelations.crbard.com/. Shareholders or other interested parties may communicate directly with the Board of Directors, the non-management members of the Board of Directors or the Audit Committee. The process for doing so is described on the company’s website.

Regulation

The development, manufacture, sale and distribution of the company’s products are subject to comprehensive government regulation both within and outside the United States. Government regulation, including detailed inspection of and controls over research and laboratory procedures, clinical investigations, manufacturing, marketing, sampling, distribution, recordkeeping and storage and disposal practices, substantially increases the time, difficulty and costs incurred in obtaining and maintaining the approval to market newly developed and existing products. Government regulatory actions can result in the seizure or recall of products, suspension or revocation of the authority necessary for their production and sale, and other civil or criminal sanctions. For more information, see Item 1A. “Risk Factors.”

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

Third-party payors for hospital services in the United States and abroad are increasingly focused on strategies to control spending on healthcare and reward improvements in quality and patient outcomes. In addition, in an effort to better align incentives for providers, CMS and several large commercial payors have recently adopted policies that will cease to pay for certain preventable, hospital-acquired infections such as catheter-associated urinary tract infections. The company believes that the Bardex® IC products are well-positioned to help its customers prevent certain hospital acquired infections. However, the uncertainty and complexity of future legislation seeking to reform the health insurance market and the healthcare delivery system make it difficult to ultimately predict the impact on our business.

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

Environment

The company is subject to various environmental laws and regulations both within and outside the United States. The operations of the company, like those of other medical device companies, involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. While the company continues to make capital and operational expenditures relating to compliance with existing environmental laws and regulations, management believes that such compliance will not have a material effect on the company’s business, results of operations, financial condition and/or liquidity. For more information, see Item 3. “Legal Proceedings.”

Employees

The company had approximately 11,000 employees as of December 31, 2009.

Seasonality

The company’s business is not affected to any material extent by seasonal factors.

Research and Development

The company is engaged in both internal and external research and development in an effort to introduce new products, to enhance the effectiveness, ease of use, safety and reliability of its existing products, and to expand the applications for which the uses of its products are appropriate. The company is dedicated to developing and acquiring technologies that will furnish healthcare providers with a more complete line of products to treat medical conditions through less invasive procedures and in a cost-effective manner. The company’s research and development expenditures were $179.6 million in 2009, $199.1 million in 2008, and $135.8 million in 2007. The company evaluates developing technologies primarily in areas where it may have technological or marketing expertise for possible investment or acquisition.

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

Item 1A. Risk Factors

An investor should carefully consider the risks described below, as well as other information contained in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission, in evaluating our business. Additional risks not presently known to us or that we currently deem immaterial may also adversely affect our business. The occurrence of any of these events or circumstances could individually or in the aggregate have a material adverse effect on our business, results of operations, financial condition, and/or liquidity.

Defects or failures associated with our products could lead to recalls or safety alerts, negative publicity regarding the company and litigation, including product liability claims, that could adversely affect our business and reputation and result in loss of customers. Loss reserves are difficult to estimate.

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

These problems could lead to a recall of, or safety alert relating to, one or more of our products and could ultimately result in the removal of these products from the body and claims against us for costs associated with the removal. Any recall, whether voluntary or required by the FDA or similar governmental authorities in other countries, could result in significant costs and significant negative publicity. Negative publicity, whether accurate or inaccurate, could reduce market acceptance of our products, harm our reputation, decrease demand for our products, result in the loss of customers, lead to product withdrawals and/or harm our ability to market our products in the future. The foregoing problems could also result in product liability claims being brought by individuals or by groups seeking to represent a class or establish multi-district litigation proceedings. While we believe that many settlements and judgments, as well as legal defense costs, may be covered in whole or in part under our product liability insurance policies with a limited number of insurance companies, amounts recovered under these policies may be less than the stated coverage limits and may not be adequate to cover damages and/or costs. In addition, there is no guarantee that insurers will pay claims or that coverage will be otherwise available. See Item 3. “Legal Proceedings” below for a description of lawsuits filed or asserted against us, including the Hernia Product Claims. Moreover, in some circumstances adverse events arising from or associated with the design, manufacture or marketing of our products could result in the FDA suspending or delaying its review of our applications for new product approvals. Any of the foregoing problems could have a material adverse effect on our business, results of operations, financial condition and/or liquidity.

Reserves established for estimated losses, including with respect to legal proceedings, do not represent an exact calculation of our actual liability but instead represent our estimate of the ultimate loss at the time the reserve is established. Due to the inherent uncertainty underlying loss reserve estimates, actual losses may be materially higher or lower than the related reserve. Liabilities in excess of our reserves could have a material adverse effect on our business, results of operations, financial condition and/or liquidity.

We face intense competition from other companies, and our inability to continue to effectively develop, acquire and/or market new products and technologies could have a material adverse effect on our business, results of operations and/or financial condition.

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

As a result, we engage in product development and improvement programs to maintain and improve our competitive position. We may not, however, be successful in enhancing existing products or developing new products or technologies that will achieve regulatory approval or receive market acceptance. As part of our competitive strategy, we also pursue the acquisition of complementary businesses, technologies and products to facilitate our future business strategies. We may not be able to identify appropriate acquisition candidates, consummate transactions or obtain agreements with favorable terms. Further, once a business is acquired, any inability to successfully integrate the business, failure to retain and develop its workforce or failure to establish and maintain appropriate controls could adversely affect our ability to realize the anticipated benefits of any acquisition. If we fail to develop new products, enhance existing products or identify, acquire and integrate complementary businesses, technologies and products, or otherwise compete effectively, our business, results of operations and/or financial condition could be adversely affected.

Domestic and foreign legislative or administrative reforms resulting in restrictive reimbursement practices of third-party payors and cost containment measures could decrease the demand for products purchased by our customers, the prices that our customers are willing to pay for those products and the number of procedures using our devices.

Our products are purchased principally by hospitals or physicians which typically bill various third-party payors, such as governmental programs (e.g., Medicare, Medicaid and comparable foreign programs), private insurance plans and managed care plans, for the healthcare services provided to their patients. The ability of our customers to obtain appropriate reimbursement for products and services from third-party payors is critical to the success of medical device companies because it affects which products customers purchase and the prices they are willing to pay. Reimbursement varies by country and can significantly impact the acceptance of new technology. Implementation of healthcare reforms in the United States and in significant overseas markets such as Germany, Japan, France and other countries may limit, reduce or eliminate reimbursement for our products and adversely affect both our pricing flexibility and the demand for our products. Even when we develop or acquire a promising new product, we may find limited demand for the product unless reimbursement approval is obtained from private and governmental third-party payors.

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

Further legislative or administrative reforms to the U.S. or international reimbursement systems in a manner that significantly reduces reimbursement for procedures using our medical devices or denies coverage for these procedures, or adverse decisions relating to our products by administrators of these systems in coverage or reimbursement issues, would have an adverse impact on the acceptance of our products and the prices that our customers are willing to pay for them. These outcomes, along with cost containment measures, could have a material adverse effect on our business, results of operations and/or financial condition.

An interruption in our ability to manufacture our products or an inability to obtain key components or raw materials may adversely affect our business and/or results of operations.

We manufacture our products at facilities located throughout the world, some of which are in areas that are prone to hurricanes and other natural disasters. In some cases, certain of our key products are manufactured at one facility. If an event occurred that resulted in damage to one or more of our facilities, we may be unable to manufacture the relevant products at previous levels or at all. In addition, we purchase many of the components and raw materials used in manufacturing our products from numerous suppliers in various countries. For reasons of quality assurance, sole source availability or cost effectiveness, certain components and raw materials are available only from a sole supplier. Due to the stringent regulations and requirements of the FDA and other regulatory authorities regarding the manufacture of our products, we may not be able to quickly establish additional or replacement sources for certain components or materials or do so without excessive cost. As a result, a reduction or interruption in manufacturing, or an inability to secure alternative sources of raw materials or components, could have a material adverse effect on our business and/or results of operations.

We are subject to a comprehensive system of federal, state and international laws and regulations, and we could be the subject of an enforcement action or face lawsuits and monetary or equitable judgments.

Our operations are affected by various state, federal and international healthcare, environmental, antitrust, anti-corruption and employment laws, including for example various FDA and international regulations, the federal Anti-Kickback Statute and the Foreign Corrupt Practices Act (“FCPA”). We are subject to periodic inspections to determine compliance with the FDA’s Quality System Regulation requirements, current medical device adverse event reporting regulations, and foreign rules and regulations. Product approvals by the FDA and other foreign regulators can be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial approval. The failure to comply with these laws and regulatory standards or the discovery of previously unknown problems with a product or manufacturer: (i) could result in FDA Form-483 notices and/or Warning Letters, fines, delays or suspensions of regulatory clearances, detainment, seizures or recalls of products (with the attendant expenses), the banning of a particular device, an order to replace or refund the cost of any device previously manufactured or distributed, operating restrictions and civil or criminal prosecution, as well as decreased sales as a result of negative publicity and product liability claims; and (ii) could have a material adverse effect on our business, results of operations, financial condition and/or liquidity. See Item 7. “Surgical Specialty Products” below for a description of events relating to the company’s manufacturing facility in Puerto Rico.

In addition, the healthcare industry is under scrutiny from state governments and the federal government with respect to industry practices in the area of sales and marketing. If our marketing or sales activities fail to comply with the FDA’s regulations or guidelines, or other applicable laws, we may be subject to warnings from the FDA or enforcement actions from the FDA or other enforcement bodies. In the recent past, medical device manufacturers have been the subject of investigations from state and federal prosecutors related to their relationships with doctors and off-label promotion of products, among other activities or practices. See Item 3. “Legal Proceedings” below for a description of a subpoena received by the company relating to the company’s brachytherapy business. If an enforcement action involving the company were to occur, it could result in penalties, fines, the exclusion of our products from reimbursement under federally-funded programs and/or prohibitions on our ability to sell our products, and could have a material adverse effect on our business, results of operations, financial condition and/or liquidity.

We operate in many parts of the world and our policies require compliance with the FCPA. Failure to comply with the FCPA could subject the company to civil or criminal penalties and could have a material adverse effect on our business and/or results of operations.

In addition, lawsuits by employees, customers, licensors, licensees, suppliers, business partners, distributors, shareholders or competitors with respect to how we conduct our business could be very costly and could substantially disrupt our business. Disputes from time-to-time with companies or individuals are not uncommon, and we cannot assure you that we will be able to resolve these disputes on terms favorable to us. See Item 3. “Legal Proceedings” below for a description of lawsuits against the company, including the lawsuit entitled St. Francis Medical Center, et al. v. C. R. Bard, Inc., et al. The occurrence of an adverse monetary or equitable judgment or a large expenditure in connection with a settlement of any of these matters could have a material adverse effect on our business, results of operations, financial condition and/or liquidity.

We are substantially dependent on patent and proprietary rights and could incur significant costs defending and protecting these rights or face restrictions or additional costs in connection with the sale of our products.

We operate in an industry characterized by extensive patent litigation. Patent litigation is generally expensive, complex and can result in significant damage awards (treble damages under certain circumstances), injunctions that could prevent the manufacture and sale of affected products, settlement payments or royalty payments to enable us to continue selling the products. At any given time, we are generally involved as either a plaintiff or a defendant in a number of patent infringement actions, the outcomes of which may not be known for prolonged periods of time. While it is not possible to predict the outcome of patent litigation incident to our business, we believe that an adverse outcome associated with any pending litigation could generally have a material adverse effect on our business and/or results of operations.

We rely on a combination of patents, trade secrets and nondisclosure agreements to protect our proprietary intellectual property and will continue to do so. Although these patents, trade secrets and nondisclosure agreements may not successfully protect our intellectual property, we intend to defend against threats to our intellectual property. Our pending patent applications may not result in patents issuing to us, and patents issued to or licensed by us in the past or in the future may be challenged, invalidated or circumvented and these patents may not be sufficiently broad to provide us with a competitive advantage. In addition, we operate in foreign markets where protection or enforcement of intellectual property rights may be weaker than in the United States, and inadequate patent protection in those markets may adversely affect our competitive position. Third parties could also obtain patents that may require us to negotiate licenses to conduct our business, and we cannot assure you that the required licenses would be available on reasonable terms or at all. Any inability to protect our intellectual property or obtain necessary licenses could have a material adverse effect on our business and/or results of operations. For more information, see Item 3. “Legal Proceedings.”

Our international sales and operations are subject to risks and uncertainties that vary by country and which could have a material adverse effect on our business and/or results of operations.

Sales outside the U.S. accounted for approximately 31% of our net sales in 2009. We anticipate that sales from international operations will continue to represent a significant portion of our total sales. In addition, many of our manufacturing facilities and suppliers are located outside of the United States. As a result, our sales and profitability from our international operations and our ability to implement our overall business strategy are subject to risks and uncertainties that can vary by country, including those related to political and economic conditions, foreign currency exchange rate fluctuations, changes in tax laws, regulatory and reimbursement programs and policies, and the protection of intellectual property rights.

The adoption of healthcare reform in the United States may adversely affect our business, results of operations and/or financial condition.

Various committees of Congress have recently proposed significant reforms to the U.S. healthcare system. The proposals include provisions that, among other things, could reduce and/or limit Medicare reimbursement, create a national healthcare system and impose new and/or increased taxes. One proposed bill would require the medical device industry to subsidize healthcare reform in the form of a substantial annual excise tax on medical device sales. We cannot predict what healthcare initiatives, if any, will be implemented. Many of the proposed reforms, if enacted at the federal or state level, could reduce medical procedure volumes, impact the demand for our products or the prices at which the company sells its products, and/or increase our cost of doing business, any of which could have a material adverse effect on our business, results of operations and/or financial condition.

Current economic instability could adversely affect the company.

Financial markets and the economies in the United States and internationally have recently experienced disruption and volatility and conditions could worsen. As a result, the economic environment may, among other things:

•	create downward pressure on the pricing of our products;

•	affect the collection of accounts receivable;

•	increase the sales cycle for certain of our products;

•	slow the adoption of new technology;

•	adversely affect our customers, causing them to reduce spending; and

•	adversely affect our suppliers, which could disrupt our ability to produce our products.

Any of these conditions could have a material adverse effect on our business, results of operations, financial condition and/or liquidity.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The executive offices of the company are located in Murray Hill, New Jersey. Domestic manufacturing and development units are located in Arizona, California, Georgia, Illinois, Massachusetts, Montana, New Jersey, New York, Pennsylvania, Puerto Rico, Rhode Island, South Carolina and Utah. Sales offices are in many of these locations as well as others. Outside the United States, the company has plants or offices in Austria, Australia, Belgium, Brazil, Canada, China, the Czech Republic, Denmark, Finland, France, Germany, Greece, India, Ireland, Italy, Jordan, Korea, Malaysia, Mexico, the Netherlands, Norway, Poland, Portugal, Russia, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan and the United Kingdom.

The company owns approximately 2.4 million square feet of space in 16 locations and leases approximately 1.2 million square feet of space in 55 locations. All of these facilities are well-maintained and suitable for the operations conducted in them.

Item 3. Legal Proceedings

In the ordinary course of business, the company is subject to various legal proceedings and claims, including, for example, product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes. In addition, the company operates in an industry susceptible to significant patent legal claims. At any given time, in the ordinary course of business, the company is involved as either a plaintiff or defendant in a number of patent infringement actions. If a third party’s patent infringement claim were to be determined against the company, the company might be required to make significant royalty or other payments or might be subject to an injunction or other limitation on its ability to manufacture or distribute one or more products. If a patent owned by or licensed to the company were to be determined to be invalid or unenforceable, the company might be required to reduce the value of the patent on the company’s balance sheet and to record a corresponding charge, which could be significant in amount. The company believes that any of these proceedings and claims could have a material adverse effect on its business, results of operations, financial condition and/or liquidity.

The company is subject to numerous federal, state, local and foreign environmental protection laws governing, among other things, the generation, storage, use and transportation of hazardous materials and emissions or discharges into the ground, air or water. The company is or may become a party to proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), commonly known as Superfund, the Resource Conservation and Recovery Act, the Clean Water Act, the Clean Air Act and similar state laws. These proceedings seek to require the owners or operators of contaminated sites, transporters of hazardous materials to the sites and generators of hazardous materials disposed of at the sites to clean up the sites or to reimburse the government for cleanup costs. In most cases, there are other potentially responsible parties that may be liable for any remediation costs. In these cases, the government alleges that the defendants are jointly and severally liable for the cleanup costs; however, these proceedings are frequently resolved so that the allocation of cleanup costs among the parties more closely reflects the relative contributions of the parties to the site contamination. The company’s potential liability varies greatly from site to site. For some sites, the potential liability is de minimis and for others the costs of cleanup have not yet been determined. The company believes that the proceedings and claims described above will likely be resolved over an extended period of time. While it is not feasible to predict the outcome of these proceedings, based upon the company’s experience, current information and applicable law, the company does not expect these proceedings to have a material adverse effect on its financial condition and/or liquidity. However, one or more of the proceedings could be material to the company’s business and/or results of operations.

On November 27, 2006, the company received a subpoena issued by the U.S. Department of Health and Human Services, Office of Inspector General, under the authority of the federal healthcare fraud and false claims statutes. The subpoena seeks documents related to the company’s brachytherapy business. The company is cooperating with the government’s request and has responded to the subpoena. At this stage of the inquiry, the likelihood of an adverse outcome cannot be assessed. The company cannot give any assurances that this matter will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

As of February 22, 2010, approximately 1,455 federal and 1,495 state lawsuits involving individual claims by approximately 3,065 plaintiffs, as well as two putative class actions in the United States and three putative class actions in various Canadian provinces, have been filed or asserted against the company with respect to its Composix® Kugel® and certain other hernia repair implant products (collectively, the “Hernia Product Claims”). One of the U.S. class action lawsuits consolidates nine previously-filed U.S. class action lawsuits. The putative class actions, none of which has been certified, seek (i) medical monitoring, (ii) compensatory damages, (iii) punitive damages, (iv) a judicial finding of defect and causation and/or (v) attorneys’ fees. The Hernia Product Claims also generally seek damages for personal injury resulting from use of the products. The company and certain plaintiffs have agreed to the dismissal of approximately 330 lawsuits in the Superior Court of the State of Rhode Island. As a result, these lawsuits are not included in the above figures. The company voluntarily recalled certain sizes and lots of its Composix® Kugel® products beginning in December 2005.

On June 22, 2007, the Judicial Panel on Multidistrict Litigation transferred Composix® Kugel® lawsuits pending in federal courts nationwide into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island. The MDL court subsequently determined to include other hernia repair products in the MDL proceeding. Approximately 1,470 of the state lawsuits, involving individual claims by a substantially equivalent number of plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions. The company expects trials of a limited number of the Hernia Product Claims to begin in the first quarter of 2010.

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

The company believes that many settlements and judgments, as well as legal defense costs, relating to the Hernia Product Claims are covered in whole or in part under its product liability insurance policies with a limited number of insurance companies, certain of which have reserved their rights with respect to coverage, or have contested or denied coverage. The company entered into a settlement agreement with one of these insurance companies effective December 31, 2009 with respect to a previously-denied insurance claim. Pursuant to this agreement, the company secured a specified coverage commitment in future periods for the Hernia Product Claims. As a result, the company recorded a charge of $25.0 million ($24.5 million after tax) to other (income) expense, net, for the write-off of a related insurance receivable. The company intends to vigorously contest remaining disputes with respect to its insurance coverage and to enforce its rights under the terms of its insurance policies. Amounts recovered under these policies may be less than the stated coverage limits and may not be adequate to cover damages and/or costs relating to the Hernia Product Claims. In addition, there is no guarantee that insurers will pay claims or that coverage will otherwise be available. While the company intends to vigorously defend the Hernia Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity. For more information, see Item 1A. “Risk Factors.”

On February 21, 2007, Southeast Missouri Hospital (“Southeast”) filed a putative class action complaint on behalf of itself and all others similarly situated against the company and another manufacturer, Tyco International, Inc. (“Tyco”) which was subsequently dismissed from the action. The complaint was later amended to add St. Francis Medical Center (“St. Francis”) as an additional named plaintiff. The action was re-named as St. Francis Medical Center, et al. v. C. R. Bard, Inc., et al. (Civil Action No. 1:07-cv-00031, United States District Court, Eastern District of Missouri, Southeastern District) when the court denied Southeast’s motion to serve as a class representative and dismissed Southeast from the lawsuit. In September 2008, the court granted St. Francis’s motion for class certification and determined the measurement period for any potential damages. St. Francis alleges that the company conspired to exclude competitors from the urological catheter market and that the company sought to maintain market share by engaging in conduct in violation of state and federal antitrust laws. St. Francis seeks injunctive relief and has presented an expert report that calculates damages of up to approximately $320 million, a figure that the company believes is unsupported by the facts. The company’s expert report establishes that, even assuming a determination adverse to the company, the plaintiffs suffered no damages. On September 28, 2009, the District Court granted Bard’s summary judgment motion and dismissed with prejudice all counts in this action. St. Francis has appealed the court’s decision to the Eighth Circuit Court of Appeals. The company intends to defend this matter vigorously. If, however, St. Francis is ultimately successful, any damages awarded under the federal antitrust laws will be subject to statutory trebling and St. Francis’s attorneys would be entitled to an award of reasonable fees and costs. At this time, it is not possible to assess the likelihood of an adverse outcome or determine an estimate, or a range of estimates, of potential damages. The company cannot give any assurances that this matter will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

In December 2007, a U.S. District Court jury in Arizona found that certain of W.L. Gore & Associates Inc.’s (“Gore”) ePTFE vascular grafts and stent-grafts infringe the company’s patent number 6,436,135. The jury upheld the validity of the patent and awarded the company $185 million in past damages. The jury also found that Gore willfully infringed the patent. In a second phase of the trial, the court ruled that Gore failed to prove that the patent is unenforceable due to inequitable conduct. On March 31, 2009, the U.S. District Court doubled the jury award to approximately $371 million for damages through June 2007. The Court is still assessing damages for Gore’s infringing sales from July 2007 to the present date and is also expected to set a royalty rate for future infringing sales. The Court also awarded Bard attorneys’ fees of $19 million and prejudgment interest of approximately $20 million. In addition, the Court denied Gore’s remaining motions, including its motions for a new trial and to set aside the jury’s verdict. After a final judgment is entered, Gore may appeal this matter to the Court of Appeals for the Federal Circuit.

As previously disclosed, in 2006 the company settled the legal action entitled Rochester Medical Corporation, Inc. v. C. R. Bard, Inc., et al. (Civil Action No. 304 CV 060, United States District Court, Eastern District of Texas). On December 30, 2009, the company reached a settlement with an insurance company related to this legal action. In connection with this settlement, the company recorded to other (income) expense, net, an insurance recovery of $18.0 million ($11.2 million after tax).

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

Set forth below is the name, age, position, five-year business history and other information with respect to each executive officer of the company as of February 25, 2010. No family relationships exist among the officers of the company. The Board of Directors elects all officers of the company annually.

Name	Age	Position
Timothy M. Ring	52	Chairman and Chief Executive Officer and Director
John H. Weiland	54	President and Chief Operating Officer and Director
Todd C. Schermerhorn	49	Senior Vice President and Chief Financial Officer
Sharon M. Alterio	47	Group Vice President
Jim C. Beasley	46	Group Vice President
Timothy P. Collins	49	Group Vice President
Brian P. Kelly	51	Group Vice President
John A. DeFord	48	Senior Vice President, Science, Technology and Clinical Affairs
Gary D. Dolch	62	Senior Vice President, Quality and Regulatory Affairs
Bronwen K. Kelly	57	Vice President, Human Resources
Stephen J. Long	44	Vice President, General Counsel and Secretary
Frank Lupisella Jr.	49	Vice President and Controller

Timothy M. Ring joined Bard in 1992 as Vice President, Human Resources after 10 years with Abbott Laboratories, Inc. In 1993, Mr. Ring was promoted to Group Vice President, International Operations. He later assumed responsibility for Bard’s Interventional Cardiology and Electrophysiology Divisions as well as Bard’s Cardiac Assist and Cardiopulmonary Divisions. In 1997, Mr. Ring was promoted to Group President for Coronary Vascular Products. In 1999, he was named Group President with oversight for Bard’s Corporate Healthcare Services, Peripheral Vascular, Access Systems and Electrophysiology Divisions as well as Bard’s businesses in Europe, the Middle East and Africa. Mr. Ring was elected Chairman and Chief Executive Officer in 2003.

John H. Weiland joined Bard in 1996 as Group Vice President. He was promoted to Group President in 1997. From 1997 until being elected President and Chief Operating Officer in 2003, Mr. Weiland had numerous responsibilities including for Bard’s Davol, Urological, Medical and Endoscopic Technologies Divisions as well as responsibility for Bard’s businesses in Japan, Latin and Central America, Canada and Asia Pacific, and for Bard’s worldwide manufacturing operations. Mr. Weiland previously served as Senior Vice President of North American Operations for Dentsply International, President and Chief Executive Officer of Pharmacia Diagnostics, Inc. and was with American Hospital Supply and Baxter Healthcare. He served one year as a White House Fellow in the role of Special Assistant to the Director of the Office of Management and Budget as well as Special Assistant to the Secretary of Interior. Mr. Weiland was elected to the position of President and Chief Operating Officer in 2003 and to the Board of Directors in 2005.

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

Sharon M. Alterio joined Bard in 2004 as President of Bard Medical Division. In January 2009, Ms. Alterio was promoted to Group Vice President with responsibility for Bard’s international businesses. Prior to joining Bard, Ms. Alterio held positions at Baxter Healthcare including Vice President, Global Therapeutic Marketing for its Renal Division.

Jim C. Beasley joined Bard in 1989 as a territory sales manager for Bard Interventional Products. He has held a succession of management positions including President of Bard Access Systems division from 2003 to 2007 and President of Bard Peripheral Vascular division since 2007. In May 2009, Mr. Beasley was promoted to Group Vice President and assumed responsibility for both divisions.

Timothy P. Collins joined Bard in 1986 as a facilities planner with the USCI Division. Over the next 12 years, he held positions of increasing responsibility including Director of Operations for Diagnostic Cardiology. Concurrent with the sale of Bard’s cardiology business, Mr. Collins joined Medtronic Vascular in 1998 as Vice President/Business Unit Manager in Medtronic/AVE and was later appointed Vice President, Global Operations, Vascular. In 2003, Mr. Collins returned to Bard as President of the Bard Electrophysiology Division. In March 2008, Mr. Collins was promoted to Group Vice President responsible for worldwide manufacturing operations. In November 2008, Mr. Collins also assumed responsibility for the Electrophysiology Division.

Brian P. Kelly joined Bard in 1983 as a territory sales manager for the Davol division. He has held a succession of management positions including Vice President of Sales for Bard Access Systems and in 1997 became President of the Davol division. Mr. Kelly was promoted to Group Vice President in 2003 with responsibility for Bard’s Davol, Urological and Electrophysiology divisions. In November 2008, Mr. Kelly changed positions and assumed responsibility for Corporate Healthcare Services.

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

2009	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
High	$88.43	$80.94	$82.98	$85.49
Low	$70.00	$68.94	$70.10	$73.99

2008	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
High	$100.33	$99.31	$101.61	$95.98
Low	$88.81	$84.69	$86.41	$70.00

Title of Class	Number of record holders of the company’s common stock as of January 29, 2010
Common Stock - $.25 par value	4,199

Dividends

The company paid cash dividends of approximately $65.4 million, or $0.66 per share, in 2009 and $62.2 million, or $0.62 per share, in 2008. The following table illustrates the dividends paid per share in each of the indicated quarters.

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
2009	$0.16	$0.16	$0.17	$0.17	$0.66
2008	$0.15	$0.15	$0.16	$0.16	$0.62

The first quarter 2010 dividend of $0.17 per share was declared on December 9, 2009 and was paid on February 5, 2010 to shareholders of record on January 25, 2010.

Issuer Purchases of Equity Securities

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs(2)
October 1 - October 31, 2009	155,090	$75.71	150,000	$365,721,442
November 1 - November 30, 2009	739,063	79.80	738,900	306,757,645
December 1 - December 31, 2009	4,940	78.66	—	306,757,645

Total	899,093	$79.09	888,900	$306,757,645

(1)	The company repurchased 10,193 shares during the three month period ended December 31, 2009 that were not part of the publicly announced share repurchase authorization. These shares were purchased from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.
(2)	On April 15, 2009, the Board of Directors approved the repurchase of up to $500 million of the common stock of the company.

Item 6. Selected Financial Data

Set forth below is selected financial data as of the end of and for each of the years ended December 31. The selected financial data has been adjusted in prior years to reflect the adoption of new Financial Accounting Standards Board guidance on (i) the accounting for noncontrolling interests, and (ii) determining whether awards granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method.

	2009	2008	2007	2006	2005
(dollars and shares in thousands except per share amounts)

Income Statement Data
Net sales	$2,534,900	$2,452,100	$2,202,000	$1,979,600	$1,768,400
Income from continuing operations attributable to common shareholders	460,100	416,500	406,400	314,500	340,400
Net income attributable to common shareholders	460,100	416,500	406,400	272,100	337,100

Balance Sheet Data
Total assets	$2,906,900	$2,665,700	$2,475,500	$2,277,200	$2,265,600
Working capital	1,210,100	1,081,100	960,300	844,600	673,400
Long-term debt	149,800	149,800	149,800	150,600	800
Total debt	149,800	149,800	150,600	150,600	301,400
Shareholders’ investment	2,205,900	1,988,200	1,856,200	1,704,100	1,543,300

Common Stock Data
Basic earnings per share – Income from continuing operations attributable to common shareholders	$4.66	$4.13	$3.91	$3.01	$3.22
Diluted earnings per share – Income from continuing operations attributable to common shareholders	4.60	4.05	3.82	2.93	3.15
Cash dividends paid per share	0.66	0.62	0.58	0.54	0.50
Shareholders’ investment per share	22.58	19.98	18.07	16.46	14.73
Weighted average common shares outstanding	97,700	99,500	102,700	103,500	104,800
Shareholders of record	4,199	4,397	4,540	4,726	4,966

Supplementary Data
Return on shareholders’ investment	21.9%	21.7%	22.8%	16.8%	23.2%
Net income attributable to common shareholders/net sales	18.2%	17.0%	18.5%	13.7%	19.0%
Days – accounts receivable	58.8	55.9	55.9	57.8	53.3
Days – inventory	110.9	104.3	102.1	105.6	90.0
Total debt/total capitalization	6.4%	7.0%	7.5%	8.1%	16.3%
Interest expense	$11,800	$12,100	$11,900	$16,900	$12,200
Research and development expense	179,600	199,100	135,800	144,900	113,700
Number of employees	11,000	11,000	10,200	9,400	8,900
Net sales per employee	$230.4	$222.9	$215.9	$210.6	$198.7
Net income attributable to common shareholders per employee	41.8	37.9	39.8	28.9	37.9

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

The company’s earnings are driven by its ability to continue to generate sales of its products and improve operating efficiency. Bard’s ability to increase sales over time depends upon its success in developing, acquiring and marketing differentiated products that are innovative and cost effective, in order to meet the needs of hospitals, clinicians and their patients. In 2009, the company’s research and development (“R&D”) expense, excluding purchased R&D, as a percentage of net sales was 6.4%. The company expects R&D expense as a percentage of net sales to increase up to a range of 9% to 10% over the next three to five years. The company also makes selective acquisitions of businesses, products and technologies, generally focusing on small to medium sized transactions to provide ongoing growth opportunities. In addition, the company may from time-to-time consider acquisitions of larger, established companies under appropriate circumstances. The company may also periodically divest lines of business in which it is not able to reasonably attain or maintain a leadership position or for other strategic reasons. The company spent $141.1 million in 2009, including purchased R&D, for the acquisition and license of products and technologies.

Acquisitions and Other Initiatives

On November 18, 2009, the company acquired all of the outstanding stock of Y-Med, Inc. (“Y-Med”), a privately-held company focused on the development and manufacture of speciality percutaneous transluminal angioplasty (“PTA”) catheters, for total consideration of $35.3 million. Y-Med’s products complement Bard’s peripheral stents and existing PTA products. Y-Med’s VascuTrak™ 2 PTA Dilatation Catheter product line is designed to treat highly stenotic and calcified lesions in patients with lower-limb arterial disease.

On June 15, 2009, the company acquired worldwide rights and related assets of the hernia products business of Brennen Medical, LLC for $17.0 million. The acquisition included technology for a non-crosslinked xenograft device, which expanded Bard’s product offerings in hernia repair. In connection with this acquisition, the company discontinued the sale of an existing xenograft device and recorded a related non-cash charge of $5.7 million ($5.2 million after tax).

In January 2008, the company acquired the assets of the LifeStent® family of stents from Edwards Lifesciences Corporation (“Edwards Lifesciences”). The company received Pre-Market Approval (“PMA”) from the U.S. Food and Drug Administration (“FDA”) in February 2009 for use of the LifeStent® in the superficial femoral artery (“SFA”) and proximal popliteal artery, which resulted in a contingent milestone payment of $27.0 million. The final $15.0 million contingent milestone payment related to the transfer of manufacturing operations to Bard was paid in September 2009.

For more information on acquisitions, see Note 2 of the notes to consolidated financial statements.

On April 22, 2009, the company announced a plan (the “Plan”) to reduce its overall cost structure and improve efficiency. The Plan included the consolidation of certain businesses in the United States and the realignment of certain sales and marketing functions outside the United States. The Plan resulted in the elimination of certain positions and other employee terminations worldwide. The total cost of the Plan was $15.4 million ($10.2 million after tax). Substantially all of these costs are cash expenditures, of which the majority were paid by the end of 2009. The company expects the Plan to result in pre-tax cost savings of approximately $25 million on an annual basis. See Note 3 of the notes to consolidated financial statements.

Results of Operations

Net Sales

Bard’s 2009 consolidated net sales increased 3% on a reported basis (6% on a constant currency basis) over 2008 consolidated net sales. Consolidated net sales in 2009 reflect the impact that economic conditions had on customer demand in certain areas of the company’s business. Bard’s 2008 consolidated net sales increased 11% on a reported basis (10% on a constant currency basis) over 2007 consolidated net sales. Net sales on a constant currency basis is a non-GAAP financial measure and should not be viewed as a replacement of GAAP results. See Management’s Use of Non-GAAP Measures below. Price changes had the effect of decreasing consolidated net sales by 0.1% and increasing consolidated net sales by 0.2% for 2009 and 2008, respectively, compared to the prior years. Exchange rate fluctuations had the effect of decreasing consolidated net sales by approximately 3% and increasing consolidated net sales by approximately 1% for 2009 and 2008, respectively, compared to the prior years. The primary exchange rate movement that impacts net sales is the movement of the Euro compared to the U.S. dollar. The impact of exchange rate movements on net sales is not indicative of the impact on net earnings due to the offsetting impact of exchange rate movements on operating costs and expenses, costs incurred in other currencies and the company’s hedging activities.

Bard’s 2009 United States net sales of $1,759.2 million increased 6% over 2008 United States net sales of $1,661.3 million. Bard’s 2009 international net sales of $775.7 million decreased 2% on a reported basis and increased 5% on a constant currency basis over 2008 international net sales of $790.8 million. Bard’s 2008 United States net sales increased 9% over 2007 United States net sales of $1,520.6 million. Bard’s 2008 international net sales increased 16% on a reported basis and 12% on a constant currency basis over 2007 international net sales of $681.4 million.

Presented below is a summary of consolidated net sales by disease state.

Product Group Summary of Net Sales

	For the Years Ended December 31,
	2009	2008	Change	Constant Currency	2007	Change	Constant Currency
(dollars in millions)
Vascular	$681.5	$643.1	6%	9%	$539.6	19%	17%
Urology	700.3	708.5	(1)%	1%	658.9	8%	7%
Oncology	678.7	646.6	5%	7%	558.6	16%	15%
Surgical Specialties	387.8	368.2	5%	7%	363.5	1%	—
Other	86.6	85.7	1%	4%	81.4	5%	5%

Total net sales	$2,534.9	$2,452.1	3%	6%	$2,202.0	11%	10%

Vascular Products - Bard markets a wide range of products for the peripheral vascular market, including endovascular products, electrophysiology products and surgical graft products. Consolidated net sales in 2009 of vascular products increased compared to the prior year due to growth in endovascular products, partially offset by a decline in electrophysiology and surgical graft products. United States net sales in 2009 increased 12% compared to the prior year. International net sales in 2009 decreased 1% on a reported basis (increased 6% on a constant currency basis) compared to the prior year. Consolidated net sales in 2008 of vascular products increased compared to the prior year due to growth in endovascular and electrophysiology products, partially offset by a decline in surgical graft products. United States net sales in 2008 increased 14% compared to the prior year. International net sales in 2008 increased 25% on a reported basis (19% on a constant currency basis) compared to the prior year. The vascular group is the company’s most global business, with international net sales comprising 45% and 48% of consolidated net sales in 2009 and 2008, respectively.

Consolidated net sales of endovascular products in 2009 increased 12% on a reported basis (15% on a constant currency basis) compared to the prior year. Growth in 2009 was favorably impacted by the PMA approval in February 2009 for the use of LifeStent® in the SFA and proximal popliteal artery. Consolidated net sales of endovascular products in 2008 increased 25% on a reported basis (23% on a constant currency basis) compared to the prior year. Percutaneous transluminal angioplasty balloon catheters, stents and biopsy products contributed to the growth in this category in both 2009 and 2008. Sales from the LifeStent® family of stents acquired in January 2008 and vena cava filters also contributed to growth in 2008.

Consolidated net sales of electrophysiology products in 2009 decreased 3% on a reported basis (increased 1% on a constant currency basis) compared to the prior year. Growth in the steerable diagnostic catheter and atrial fibrillation catheter lines was primarily offset by a decline in the conventional diagnostic catheter line in 2009. Consolidated net sales in 2008 of electrophysiology products increased 18% on a reported basis (15% on a constant currency basis) compared to the prior year. Electrophysiology laboratory systems, steerable and conventional diagnostic catheters, and atrial fibrillation catheters were growth drivers in 2008.

Consolidated net sales of surgical graft products in 2009 decreased 6% on a reported basis (2% on a constant currency basis) compared to the prior year. Consolidated net sales in 2008 of surgical graft products decreased 1% on a reported basis (4% on a constant currency basis) compared to the prior year. Declining sales in peripheral vascular grafts impacted both 2009 and 2008 results.

Urology Products - Bard markets a wide range of products for the urology market, including basic drainage products, continence products and urological specialty products. Bard also markets StatLock® catheter stabilization products, which are used to secure many types of catheters sold by Bard and other companies. The majority of basic drainage products, StatLock® catheter stabilization devices and certain urological specialty products are sold through distributors. Consolidated net sales in 2009 of urology products decreased compared to the prior year due to declines in continence and urological specialty products, partially offset by an increase in sales of StatLock® products. During 2009, U.S. distributors reduced their inventory of the company’s products in this category, which also contributed to the decrease in net sales. United States net sales in 2009 decreased 2% compared to the prior year. International net sales in 2009 were flat on a reported basis (increased 8% on a constant currency basis) compared to the prior year. Consolidated net sales in 2008 of urology products increased compared to the prior year due to growth in basic drainage, continence and StatLock® products, partially offset by a decline in urological specialty products compared to the prior year. United States net sales in 2008 increased 7%. International net sales in 2008 increased 8% on a reported basis (7% on a constant currency basis) compared to the prior year.

Basic drainage products represent the core of the company’s urology business. Consolidated net sales in 2009 of basic drainage products were flat on a reported basis (increased 2% on a constant currency basis) compared to the prior year. Sales of basic drainage products in 2009 were impacted by inventory reductions made by distributors. Consolidated net sales in 2008 of basic drainage products increased 9% on both a reported and constant currency basis compared to the prior year. Consolidated net sales in 2009 of infection control Foley catheter products grew 1% on a reported basis (2% on a constant currency basis) compared to the prior year. Consolidated net sales in 2008 of infection control Foley catheter products grew 16% on both a reported and constant currency basis compared to the prior year.

Consolidated net sales in 2009 of urological specialty products decreased 10% on a reported basis (9% on a constant currency basis) compared to the prior year. Consolidated net sales in 2008 of urological specialty products decreased 4% on a reported basis (5% on a constant currency basis) compared to the prior year. The decrease in 2009 and 2008 was primarily driven by a decline in brachytherapy sales. The company believes that the brachytherapy market has been losing procedural share to alternative therapies, a trend that may continue.

Consolidated net sales in 2009 of continence products decreased 3% on a reported basis (increased 1% on a constant currency basis) compared to the prior year. Declines in the surgical sling and pelvic floor repair lines were partially offset by growth in the fecal incontinence product line in 2009. Consolidated net sales in 2008 of continence products increased 4% on both a reported basis and constant currency basis compared to the prior year. The surgical sling line was a primary growth driver in the category in 2008.

Consolidated net sales in 2009 of the StatLock® catheter stabilization product line increased 8% on a reported basis (9% on a constant currency basis) compared to the prior year. Sales of StatLock® devices in 2009 were impacted by the inventory reductions made by distributors, which also contributed to the slower growth in net sales. Consolidated net sales in 2008 of the StatLock® catheter stabilization product line increased 26% on a reported basis (25% on a constant currency basis) compared to the prior year.

Oncology Products - The company’s oncology products include specialty vascular access products used primarily for chemotherapy. Sales of specialty access ports and peripherally inserted central catheters (“PICCs”) were the primary growth drivers in the oncology category in 2009. United States net sales in 2009 increased 7% compared to the prior year. International net sales in 2009 were flat on a reported basis (increased 6% on a constant currency basis) compared to the prior year. Sales of specialty access ports, PICCs and vascular access ultrasound devices contributed to growth in 2008. United States net sales in 2008 grew 16% compared to the prior year. International net sales in 2008 grew 14% on a reported basis (10% on a constant currency basis) compared to the prior year.

Surgical Specialty Products - Surgical specialty products include soft tissue repair, performance irrigation and hemostasis product lines. Consolidated net sales in 2009 of surgical specialty products increased compared to the prior year due to growth in soft tissue repair products, partially offset by a decline in performance irrigation products. United States net sales in 2009 increased 11% compared to the prior year. International net sales in 2009 decreased 8% on a reported basis (2% on a constant currency basis) compared to the prior year. Consolidated net sales in 2008 of surgical specialty products increased due to growth in performance irrigation and hemostasis products, partially offset by a decline in soft tissue repair products compared to the prior year. United States net sales in 2008 decreased 2% compared to the prior year. International net sales in 2008 increased 12% on a reported basis (8% on a constant currency basis) compared to the prior year.

The soft tissue repair product line includes synthetic and natural-tissue hernia repair implants, natural-tissue breast reconstruction implants, and hernia fixation products. Consolidated net sales in 2009 of soft tissue repair products increased 10% on a reported basis (12% on a constant currency basis) compared to the prior year. Growth in the natural-tissue implants for hernia repair and breast reconstruction procedures, and hernia fixation products was partially offset by a decline in synthetic hernia repair implants in 2009. Consolidated net sales in 2008 of soft tissue repair products decreased 1% on a reported basis (2% on a constant currency basis) compared to the prior year due primarily to: (i) the effect of the hold on the manufacture and the subsequent discontinuance of the sale of the Salute II hernia fixation device; and (ii) low growth of synthetic hernia repair implants.

Beginning in December 2005 the company initiated, and later expanded, a voluntary product recall of certain of its Bard® Composix® Kugel® Mesh products intended for ventral hernia repair. In connection with the recall, the FDA conducted several inspections of the company’s Davol, Inc. subsidiary and issued several Form-483 notices and a Warning Letter, each citing observations generally relating to non-conformances in Davol’s quality systems. The company responded to the Form-483 notices and the Warning Letter and, in each case, completed corrective actions to address the observations. In January 2010, the FDA notified the company that the observations relating to its Davol facility contained in the Form-483 notices and the Warning Letter had been satisfactorily resolved and closed out.

On February 13, 2008, the FDA issued a Form-483 notice to the company in connection with an inspection of the company’s manufacturing facility located in Humacao, Puerto Rico. The Form-483 notice identified certain observations regarding the facility’s quality systems. The facility manufactures products for many of the company’s divisions and subsidiaries, including soft tissue repair products for the company’s Davol subsidiary. The company has responded to the FDA and completed corrective actions to address the observations. On

July 28, 2008, the company received a Warning Letter from the San Juan District office of the FDA. The Warning Letter related specifically to non-conformances in quality systems previously identified in the related Form-483 notice. The Warning Letter states that, until the company resolves the outstanding issues covered by the Warning Letter, no premarket submissions for Class III devices to which the non-conformances are reasonably related will be cleared or approved. The company presently has no such submissions before the FDA. The company has responded to the Warning Letter and completed corrective actions to address the observations. The FDA conducted a planned re-inspection of the Puerto Rico facility in the third quarter of 2009, which resulted in the issuance of a Form-483 notice identifying certain observations regarding the facility’s quality systems. The company responded to the FDA and is implementing corrective actions to address the observations. In February 2010, the FDA notified the company that its response to the most recent Form-483 notice requires further corrections. The company cannot give any assurances that the FDA will be satisfied with its response to the Warning Letter or any further response related to the most recent Form-483 notice and the associated corrective actions or as to the expected date of resolution of the matters included in the Warning Letter or most recent Form-483 notice. For more information, see Item 1A. “Risk Factors.”

Other Products - The other product group includes irrigation, wound drainage and certain original equipment manufacturers’ products. Consolidated net sales in 2009 of other products increased 1% on a reported basis (4% on a constant currency basis) compared to the prior year. Consolidated net sales in 2008 of other products increased 5% on both a reported basis and constant currency basis compared to the prior year.

Costs and Expenses

The following is a summary of costs and expenses as a percentage of net sales for the following years ended December 31:

	2009	2008(A)	2007
Cost of goods sold	37.8%	38.7%	39.2%
Marketing, selling and administrative expense	26.9%	28.9%	29.3%
Research and development expense	7.1%	8.1%	6.2%
Interest expense	0.5%	0.5%	0.5%
Other (income) expense, net	1.2%	1.2%	(1.5)%

Total costs and expenses	73.5%	77.5%	73.7%

(A)	Amounts do not add due to rounding.

Cost of goods sold - Cost of goods sold consists principally of the manufacturing and distribution costs of the company’s products. The category also includes royalties, amortization of intangible assets and the impact of hedging activities. Cost of goods sold as a percentage of net sales for 2009 decreased 90 basis points from the prior year. Reductions in cost of goods sold as a percentage of net sales in 2009 were attributed primarily to cost improvements partially offset by the impact of approximately 20 basis points of incremental amortization of intangible assets acquired in 2008 and 2009. Cost of goods sold as a percentage of net sales for 2008 decreased 50 basis points from the prior year. Reductions in cost of goods sold as a percentage of net sales in 2008 were attributed primarily to cost improvements partially offset by the impact of approximately 40 basis points of incremental amortization of intangible assets acquired in 2007 and 2008.

Marketing, selling and administrative expense - Marketing, selling and administrative expense consists principally of the costs associated with the company’s sales and administrative organizations. These costs as a percentage of net sales for 2009 decreased 200 basis points from the prior year due primarily to company wide spending controls, including the impact of the restructuring plan. See Note 2 of the notes to consolidated financial statements. These costs as a percentage of net sales for 2008 decreased 40 basis points from 2007 due primarily to controlled administrative spending.

Research and development expense - Research and development expense consists principally of the costs related to internal research and development activities, milestone payments for third-party research and development activities, and purchased R&D arising from business development activities. Purchased R&D payments may impact the comparability of the company’s results of operations between periods. The following table presents a summary of research and development expense for the following years ended December 31:

	2009	2008	2007
(dollars in millions)
Research and development	$163.5	$149.8	$134.2
Purchased research and development	16.1	49.3	1.6

Total research and development expense	$179.6	$199.1	$135.8

Research and development expense in 2009 decreased approximately 10% compared to the prior year. Included in research and development expense for 2009 was purchased R&D of $16.1 million primarily associated with the acquisition of technology for laparoscopic hernia repair. The entire purchase price related to this asset acquisition was allocated to purchased R&D. Research and development expense in 2008 increased approximately 47% compared to the prior year. Included in the research and development expense for 2008 was purchased R&D of $49.3 million primarily associated with the acquisition of the Lifestent® family of stents from Edwards Lifesciences.

Interest expense - Interest expense in 2009 was $11.8 million as compared with 2008 interest expense of $12.1 million and 2007 interest expense of $11.9 million.

Other (income) expense, net - Other (income) expense, net was $30.5 million, $29.4 million and $(32.3) million for 2009, 2008 and 2007, respectively. These amounts include interest income of $3.6 million, $16.5 million and $30.7 million in 2009, 2008 and 2007, respectively. The decrease in 2009 and 2008 was primarily due to lower global interest rates. Other (income) expense, net in 2009 also included restructuring costs of $15.4 million, non-cash charges of $7.2 million for asset write-offs, insurance settlements, net, of $7.0 million, and an acquisition related adjustment consisting of contract termination costs of $3.2 million. Other (income) expense, net in 2008 also included a non-cash charge of $36.8 million related to the write-off of certain assets as a result of the company’s decision to discontinue the sales of the Salute II hernia fixation device. See Note 13 of the notes to consolidated financial statements.

Income tax provision

The company’s effective tax rate for 2009 was approximately 31% compared to approximately 24% in 2008. The tax rate for the current year reflected the tax effect of the insurance settlements, acquisition related items (primarily purchased R&D) and an increase in the liability for uncertain tax positions resulting from a tax assessment that related to prior periods.

The company’s effective tax rate for 2008 decreased to approximately 24% compared to approximately 30% for 2007. The tax rate for 2008 reflected certain tax positions being effectively settled or remeasured as a result of completion of the U.S. Internal Revenue Service (“IRS”) examination for the tax years of 2003 and 2004. Two tax positions remain under review through the IRS administrative appeals process related to these years. The lower tax rate also reflected the tax effect of purchased R&D charges, primarily associated with the acquisition of the assets of the Lifestent® family of stents from Edwards Lifesciences, partially offset by the tax effect of the Salute II charge. The tax effect of the Salute II charge reflected the write-off of assets, which were primarily located in a low tax jurisdiction.

Net Income Attributable to Common Shareholders and Earnings per Share Available to Common Shareholders

The company reported 2009 net income attributable to common shareholders of $460.1 million, an increase of 10% from 2008 net income attributable to common shareholders of $416.5 million. The company reported 2009 diluted earnings per share available to common shareholders of $4.60, an increase of 14% from 2008 diluted earnings per share available to common shareholders of $4.05. Net income attributable to common shareholders in 2009 reflected acquisition related items of $16.9 million or $0.17 per diluted share, primarily consisting of purchased R&D charges and contract termination costs, insurance settlements, net, of $13.3 million or $0.13 per diluted share, restructuring costs of $10.2 million or $0.10 per diluted share, non-cash charges related to asset write-offs of $6.9 million or $0.07 per diluted share, and an increase in the income tax provision related to an uncertain tax position of $2.1 million or $0.02 per diluted share.

The company reported 2008 net income attributable to common shareholders of $416.5 million, an increase of 2% from 2007 net income attributable to common shareholders of $406.4 million. The company reported 2008 diluted earnings per share available to common shareholders of $4.05, an increase of 6% from 2007 diluted earnings per share available to common shareholders of $3.82. Net income attributable to common shareholders in 2008 reflected a non-cash charge for the write-off of assets related to the Salute II hernia fixation device of $34.9 million, or $0.34 per diluted share, and acquisition related items of $31.1 million, or $0.30 per diluted share consisting of purchased R&D charges, primarily associated with the acquisition of the assets of the Lifestent® family of stents from Edwards Lifesciences. These items were partially offset by a reduction in the income tax provision of $28.3 million, or $0.28 per diluted share, as a result of the completion of the IRS examination for the tax years of 2003 and 2004.

Liquidity and Capital Resources

The company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Significant factors affecting the management of liquidity are cash flows generated from operating activities, capital expenditures, acquisitions of businesses and technologies, cash dividends and common stock repurchases. Cash balances and cash provided from operations continue to be the company’s primary source of funds. The company believes it could borrow adequate funds at competitive terms should it be necessary. The company believes that its overall financial strength gives it sufficient financial flexibility. The table below summarizes liquidity measures for Bard for the following years ended December 31:

	2009	2008	2007
(dollars in millions)
Cash and cash equivalents	$674.4	$592.1	$488.4

Working capital	1,210.1	1,081.1	960.3

Current ratio	5.30/1	4.96/1	4.41/1

For the years ended December 31, 2009, 2008 and 2007, net cash provided by operating activities was $619.3 million, $516.2 million and $547.4 million, respectively. The increase in 2009 reflects improvements in accounts receivable and inventories. The decrease in net cash provided by operating activities in 2008 was due primarily to increases in accounts receivable and inventories.

During 2009, the company used $189.2 million in cash for investing activities, $37.3 million more than in 2008. During 2008, the company used $151.9 million in cash for investing activities, $39.4 million more than in 2007. Capital expenditures amounted to $48.1 million, $50.6 million and $50.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. The company spent approximately $141.1 million in 2009, $185.2 million in 2008 and $83.6 million in 2007 for the acquisition of businesses, products and technologies to augment existing product lines. Net cash provided by the change in short-term investments, net, which matured in 2008, was $82.1 million compared with the net cash provided of $18.6 million in 2007.

During 2009, the company used $378.4 million in cash for financing activities, $162.4 million more than in 2008. During 2008, the company used $216.0 million in cash for financing activities, $170.7 million less than in 2007. Total debt to total capitalization was 6.4%, 7.0% and 7.5% at December 31, 2009, 2008 and 2007, respectively. The company spent approximately $342.2 million to repurchase 4,535,047 shares of common stock in 2009 compared to $227.0 million to repurchase 2,361,492 shares and $422.8 million to repurchase 5,115,138 shares in 2008 and 2007, respectively. The company paid cash dividends of $65.4 million, $62.2 million and $60.1 million in 2009, 2008 and 2007, respectively.

The company maintains a committed syndicated bank credit facility with a $400 million five-year credit agreement that expires in June 2012. The credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The facility includes pricing based on the company’s long-term credit rating and includes a financial covenant that limits the amount of total debt to total capitalization. There were no outstanding borrowings or commercial paper borrowings at December 31, 2009 and 2008, respectively.

At December 31, 2009, the company’s long-term debt was rated “A3” and its short-term debt was rated “P-2” by Moody’s Investor Services. The company’s long-term debt was rated “A”, and its short-term debt was rated “A-1” by Standard and Poor’s.

Contractual Obligations

A summary of contractual obligations at December 31, 2009 are as follows:

(dollars in millions)	Total	1 Year	2-3 Years	4-5 Years	5+ Years
Forward contracts	$52.1	$52.1	$—	$—	$—
Long-term debt	320.5	10.0	20.1	20.1	270.3
Operating lease obligations	146.3	22.4	39.1	32.8	52.0
Acquisition and related milestones	36.7	11.1	21.6	4.0	—
Purchase obligations	142.8	116.4	23.2	1.5	1.7
Other long-term liabilities	76.1	6.5	15.0	5.7	48.9

	$774.5	$218.5	$119.0	$64.1	$372.9

The table above does not include $53.2 million of the total unrecognized tax benefits for uncertain tax positions and approximately $11.3 million of associated accrued interest. Due to the high degree of uncertainty regarding the timing of potential future cash flows, the company is unable to make a reasonable estimate of the amount and period in which these liabilities might be paid.

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

Acquisition and related milestones - The company enters into various acquisition and related arrangements, including business combinations, research and development arrangements, and product and intellectual property acquisitions. In connection with some of these activities, the company agrees to make payments to third parties when milestones are achieved, such as the achievement of research and development targets, receipt of regulatory approvals or achievement of performance or operational targets.

Purchase obligations - The company’s business creates a need to enter into commitments with suppliers. These inventory purchase commitments do not exceed the company’s projected requirements over the related terms and are in the normal course of business.

Other long-term liabilities - The company estimates required funding obligations related to its pension and postretirement benefit plans and deferred compensation.

Management’s Use of Non-GAAP Measures

Net sales on a constant currency basis is a non-GAAP financial measure. The company analyzes net sales on a constant currency basis to better measure the comparability of results between periods. Because changes in foreign currency exchange rates have a non-operating impact on net sales, the company believes that evaluating growth in net sales on a constant currency basis provides an additional and meaningful assessment of net sales to both management and the company’s investors. Constant currency growth rates are calculated by translating the prior year’s local currency sales by the current period’s exchange rate. Constant currency growth rates are not indicative of changes in corresponding cash flows. The limitation of these non-GAAP measures is that they do not reflect results on a standardized reporting basis. Non-GAAP financial measures are intended to supplement the applicable GAAP disclosures and should not be viewed as a replacement for GAAP results.

Critical Accounting Policies and Estimates

The preparation of financial statements requires the company’s management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. The following is not intended to be a comprehensive list of all of the company’s accounting policies. The company’s significant accounting policies are more fully described in the company’s notes to consolidated financial statements. See Note 1 of the notes to consolidated financial statements. The critical accounting policies described below are areas in which management’s judgment in selecting an available alternative might produce a materially different result.

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

Share-Based Compensation - Share-based compensation cost is measured at the grant date based on the fair value of the award. Generally, compensation expense is recognized over the vesting period. In order to determine the fair value of stock options on the grant date, the company utilizes a binomial model. Inherent in the binomial model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. The expected stock-price volatility is based upon weightings of the historical volatility of the company’s stock and the implied volatility from publicly traded options. The company reviews the trading volumes and option life of its publicly traded options in order to determine the appropriate weighting of implied volatility. This approach is used as a predictor of future realized and implied volatilities and is directly related to stock option valuations. With respect to the weighted-average option life assumption, the company considers the exercise behavior of past grants and models the pattern of aggregate exercises. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the grant date with a term equal to the contractual term of the stock option.

As share-based compensation expense is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. The company estimates forfeitures at the time of grant based on historical experience and revises estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Contingencies - The company is subject to various legal proceedings and claims, including, for example, product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes, the outcomes of which are not within the company’s complete control and may not be known for extended periods of time. In some cases, the claimants seek damages, as well as other relief, which, if granted, could require significant expenditures. The company records a liability in its consolidated financial statements for damages and/or costs related to claims, settlements and judgments where the company has assessed that the loss is probable and an amount can be reasonably estimated. If the estimate of a probable loss is a range and no amount within the range is more likely, the company accrues the minimum amount of the range. The company records a receivable from its product liability insurance carriers when those recoveries are probable and collectible. Amounts recovered under these policies may be less than the stated coverage limits and may not be adequate to cover damages and/or costs. In addition, there is no guarantee that insurers will pay claims or that coverage will be otherwise available. Legal costs associated with these matters are expensed as incurred. See Note 10 of the notes to consolidated financial statements.

Income Taxes - The company operates in multiple taxing jurisdictions, both within the United States and internationally. The company regularly assesses its tax positions and includes reserves for uncertain tax positions. These positions relate to transfer pricing, the deductibility of certain expenses, intercompany transactions and other matters. Effective January 1, 2007, the company adopted Financial Accounting Standards Board (“FASB”) authoritative guidance on the accounting for uncertainty in income taxes. See Note 4 of the notes to consolidated financial statements. Although the outcome of tax audits is uncertain, in management’s opinion, adequate provisions for income taxes have been made for potential liabilities resulting from such matters. The recognition and measurement of a tax position is based on the company’s best judgment given the facts, circumstances and information available at the reporting date. The reserves are utilized or reversed once the statute of limitations has expired or the position is effectively settled. The company believes that the ultimate outcome of these matters will not have a material impact on its financial condition and/or liquidity but may be material to the income tax provision and results of operations.

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

It is possible that the underlying factors discussed above for the allowance for doubtful accounts, customer rebates and inventory writedowns could change. Depending on the extent and nature of the change to the underlying factors, the impact to the company’s results of operations and financial condition could be material in the period of change.

Acquisitions - On January 1, 2009, the company adopted new FASB guidance on accounting for business combinations. This guidance changes the way in which the purchase method is applied in a business combination. The guidance contains significant revisions requiring an acquirer to measure the identifiable assets acquired and liabilities assumed at their fair value, with goodwill being the excess value of consideration paid over the fair value of the net identifiable assets acquired. This guidance also requires that acquired in-process research and development be capitalized and recorded as an intangible asset at the acquisition date, that contingent consideration be recorded at fair value at the acquisition date, and that transaction costs are to be expensed. The amount of the purchase price allocated to purchased R&D and other intangible assets is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods. For purchased R&D, these methodologies include consideration of the risk of the project not achieving commercial feasibility. When the company acquires net assets that do not constitute a business under generally accepted accounting principles in the United States, no goodwill is recognized. The judgments made in determining fair value assigned to assets acquired and liabilities assumed, as well as asset lives, can materially impact results of operations.

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

Pension Plans - The company sponsors pension plans covering substantially all domestic employees and certain foreign employees who meet eligibility requirements. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by the company. In addition, the company’s actuarial consultants also use subjective factors, such as withdrawal and mortality rates, to estimate these factors. The actuarial assumptions used by the company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of the participants. A change of plus (minus) 25 basis points in the discount rate assumption, with other assumptions held constant, would have an estimated $0.8 million favorable (unfavorable) impact on the company’s net pension cost. A change of plus (minus) 25 basis points in the expected rate of return on plan assets assumption, with other assumptions held constant, would have an estimated $0.7 million favorable (unfavorable) impact on the company’s net pension cost.

New Accounting Pronouncements Not Yet Adopted

In June 2009, the FASB amended previous consolidation guidance regarding variable interest entities. This statement eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires a qualitative analysis to determine whether an enterprise’s variable interest gives it a controlling financial interest in a variable interest entity. This statement also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and is effective as of the beginning of Bard’s 2010 fiscal year. The impact of the adoption of this statement is not expected to be material to the company’s consolidated financial statements.

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

In addition, there are substantial risks inherent in the medical device business. The company’s business involves the design, development, manufacture, packaging, distribution and sale of life-sustaining medical devices. These devices are often utilized on, or permanently or temporarily implanted in, patients in clinically demanding circumstances, such as operating rooms, emergency units, intensive care and critical care settings, among others. These circumstances, among other factors, can cause the products to become associated with adverse clinical events, including patient mortality and injury, and could lead to product liability claims (including lawsuits seeking class action status or seeking to establish multi-district litigation proceedings) and other litigation, product withdrawals, Warning Letters, recalls, field corrections or regulatory enforcement actions relating to one or more of the company’s products, any of which could have a material adverse effect on our business, results of operations, financial condition and/or liquidity.

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

•

changes in factors and assumptions or actual results that differ from our assumptions on stock valuation and employee stock option exercise patterns, which could cause compensation expense recorded in future periods to differ significantly from the compensation expense recorded in the current period;

•	changes in factors and assumptions could cause pension cost recorded in future periods to differ from the pension cost recorded in the current period;

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

•	the ability to obtain appropriate levels of product liability insurance on reasonable terms; and

•	the ability to recover for claims made to our insurance companies; and

•	the ability to realize the anticipated benefits of the company’s plan announced in 2009 to improve its overall cost structure and improve efficiency.

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

•

performance, efficacy or safety concerns for existing products, whether scientifically justified or not, that may lead to product discontinuations, product withdrawals, recalls, field corrections, regulatory enforcement actions, litigation or declining sales, including with respect to the company’s vena cava filters, pelvic floor repair products and hernia repair products;

•

FDA inspections resulting in FDA Form-483 notices and/or Warning Letters identifying deficiencies in the company’s manufacturing practices and/or quality systems; Warning Letters identifying violations of FDA regulations that could result in product holds, recalls, restrictions on future clearances by the FDA and/or civil penalties;

•

the failure to obtain, limitations on the use of, or the loss of, patent and other intellectual property rights, and the failure of efforts to protect our intellectual property rights against infringement and legal challenges that can increase our costs;

•

difficulties obtaining necessary components or raw materials used in the company’s products and/or price increases from the company’s suppliers of critical components or raw materials, including oil-based resins, or other interruptions of the supply chain; and

•

customers that may limit the number of manufacturers or vendors from which they will purchase products, which can result in the company’s inability to sell products to or contract with large hospital systems, integrated delivery networks or group purchasing organizations.

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

•

commercial disputes, including disputes over distribution agreements, license agreements, manufacturing/supply agreements, development/research agreements, acquisition or sale agreements, and insurance policies; and

•

environmental claims, including risks relating to accidental contamination or injury from the use of hazardous materials in the company’s manufacturing, sterilization and research activities and the potential for the company to be held liable for any resulting damages.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Bard operates on a global basis and therefore is subject to the exposures that arise from foreign currency exchange rate fluctuations. The company manages these exposures using operational and economic hedges as well as derivative financial instruments. The company’s foreign currency exposures may change over time as changes occur in the company’s international operations. The company’s objective in managing its exposures to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with assets, liabilities, net investments and probable commitments denominated in foreign currencies. In order to reduce the risk of foreign currency exchange rate fluctuations, the company will from time-to-time enter into derivative financial instruments to hedge a portion of its expected foreign currency denominated cash flow from operations. The instruments that the company uses for hedging are forward contracts and options with major financial institutions. The company expects that the changes in fair market value of such contracts will have a high correlation to the price changes in the related hedged cash flow. The principal currencies the company hedges are the Euro, the British Pound, the Mexican Peso and the Japanese Yen. Any gains and losses on these hedge contracts are expected to offset changes in the value of the related exposure. Bard’s risk management guidelines prohibit entering into financial instruments for speculative purposes. The company enters into foreign currency transactions only to the extent that foreign currency exposure exists. A sensitivity analysis of changes in the fair value of all foreign exchange derivative contracts at December 31, 2009 indicates that if the U.S. dollar uniformly strengthened by 10% against all currencies, the fair value of these contracts would increase by $0.1 million, and if the U.S. dollar uniformly weakened by 10% against all currencies, the fair value of these contracts would increase by $2.6 million. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.

In December 1996, the company issued $150.0 million of 6.70% notes due 2026. Note holders had a one-time option to redeem the notes at par value on December 1, 2006. In the fourth quarter of 2006, approximately $0.2 million of the notes were redeemed. The market value of the notes approximated $163.1 million at December 31, 2009. Assuming a 100 basis point increase or decrease in U.S. interest rates and assuming that the notes are held to maturity, the market value of the notes would have approximated $147.3 million or $181.2 million, respectively, on December 31, 2009.

Item 8. Financial Statements and Supplementary Data

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment and those criteria, management believes that the company maintained effective internal control over financial reporting as of December 31, 2009.

The company’s independent registered public accounting firm has issued an attestation report on the effectiveness of the company’s internal control over financial reporting. That report appears on page II-21.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

C. R. Bard, Inc.:

We have audited the accompanying consolidated balance sheets of C. R. Bard, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ investment, and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of C. R. Bard, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of C. R. Bard, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 12 to the consolidated financial statements, the company changed its method of accounting for defined benefit pension plans in 2008 due to the adoption of the measurement date requirements of the Financial Accounting Standards Board (“FASB”) statement on employers’ accounting for defined benefit pension plans. Also, as discussed in Note 4 to the consolidated financial statements, the company changed its method of accounting for income taxes in 2007 due to the adoption of FASB authoritative guidance on accounting for uncertainty in income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), C. R. Bard, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2010 expressed an unqualified opinion on the effectiveness of C. R. Bard, Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey

February 25, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

C. R. Bard, Inc.:

We have audited C. R. Bard, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).” C. R. Bard, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the effectiveness of C. R. Bard, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, C. R. Bard, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of C. R. Bard, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ investment, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 25, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Short Hills, New Jersey

February 25, 2010

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands except per share amounts)

	For the Years Ended December 31,
	2009	2008	2007
Net sales	$2,534,900	$2,452,100	$2,202,000
Costs and expenses:
Cost of goods sold	959,000	949,300	862,400
Marketing, selling & administrative expense	682,500	709,500	644,800
Research & development expense	179,600	199,100	135,800
Interest expense	11,800	12,100	11,900
Other (income) expense, net	30,500	29,400	(32,300)

Total costs and expenses	1,863,400	1,899,400	1,622,600

Income from operations before income taxes	671,500	552,700	579,400
Income tax provision	210,100	133,400	170,900

Net income	461,400	419,300	408,500

Net income attributable to noncontrolling interest	1,300	2,800	2,100

Net income attributable to common shareholders	$460,100	$416,500	$406,400

Basic earnings per share available to common shareholders	$4.66	$4.13	$3.91

Diluted earnings per share available to common shareholders	$4.60	$4.05	$3.82

The accompanying notes are an integral part of these consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands except share and per share amounts)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$674,400	$592,100
Accounts receivable, less allowances of $9,700 and $10,400, respectively	442,100	394,100
Inventories	295,400	275,100
Short-term deferred tax assets	46,500	52,200
Other current assets	33,400	40,700

Total current assets	1,491,800	1,354,200

Property, plant and equipment, at cost:
Land	14,400	14,000
Buildings and improvements	213,500	207,500
Machinery and equipment	379,100	355,500

	607,000	577,000
Less accumulated depreciation and amortization	273,900	243,600

Net property, plant and equipment	333,100	333,400
Goodwill	507,400	458,800
Patents, net	146,500	154,200
Other intangible assets, net	259,900	209,400
Deferred tax assets	97,400	78,200
Other assets	70,800	77,500

Total assets	$2,906,900	$2,665,700

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$50,800	$53,500
Accrued compensation and benefits	98,000	94,700
Accrued expenses	117,500	119,200
Income taxes payable	15,400	5,700

Total current liabilities	281,700	273,100

Long-term debt	149,800	149,800
Other long-term liabilities	249,500	231,100
Deferred income taxes	20,000	23,500
Commitments and contingencies	—	—
Shareholders’ investment:
Preferred stock, $1 par value, authorized 5,000,000 shares; none issued	—	—
Common stock, $.25 par value, authorized 600,000,000 shares in 2009 and 2008; issued and outstanding 95,917,095 shares in 2009 and 99,393,020 shares in 2008	24,000	24,800
Capital in excess of par value	1,060,900	966,600
Retained earnings	1,133,400	1,080,200
Accumulated other comprehensive loss	(24,700)	(94,400)
Noncontrolling interest	12,300	11,000

Total shareholders’ investment	2,205,900	1,988,200

Total liabilities and shareholders’ investment	$2,906,900	$2,665,700

The accompanying notes are an integral part of these consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT

(dollars in thousands except share and per share amounts)

	Common Stock		Capital In Excess Of Par Value	Retained Earnings	Accumulated Other Comp. (Loss) Inc.	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2006	103,155,437	$25,800	$659,700	$1,026,800	$(14,300)	$6,100	$1,704,100

Adjustment for adoption of new accounting standard	—	—	—	5,300	—	—	5,300

Net income	—	—	—	406,400	—	2,100	408,500
Available for sale securities (net of $800 taxes)	—	—	—	—	(1,400)	—	(1,400)
Change in derivative instruments designated as cash flow hedges (net of $700 taxes)	—	—	—	—	(1,200)	—	(1,200)
Foreign currency translation	—	—	—	—	43,900	—	43,900
Benefit plan adjustments (net of $9,500 taxes)	—	—	—	—	15,500	—	15,500

Total comprehensive income							465,300

Cash dividends declared ($0.59 per share)	—	—	—	(60,700)	—	—	(60,700)

Issuance of common stock	2,150,818	500	73,700	—	—	—	74,200

Share-based compensation	—	—	51,200	—	—	—	51,200

Purchases of common stock for treasury	(5,115,138)	(1,300)	—	(421,500)	—	—	(422,800)

Tax benefit relating to share-based compensation plans	—	—	39,600	—	—	—	39,600

Balance at December 31, 2007	100,191,117	$25,000	$824,200	$956,300	$42,500	$8,200	$1,856,200

Adjustment for adoption of new accounting standard (net of $300 taxes)	—	—	—	(3,000)	600	—	(2,400)

Net income	—	—	—	416,500	—	2,800	419,300
Available for sale securities (net of $800 taxes)	—	—	—	—	(1,500)	—	(1,500)
Change in derivative instruments designated as cash flow hedges (net of $900 taxes)	—	—	—	—	5,600	—	5,600
Foreign currency translation	—	—	—	—	(98,700)	—	(98,700)
Benefit plan adjustments (net of $24,900 taxes)	—	—	—	—	(42,900)	—	(42,900)

Total comprehensive income							281,800

Cash dividends declared ($0.63 per share)	—	—	—	(63,200)	—	—	(63,200)

Issuance of common stock	1,563,395	400	56,000	—	—	—	56,400

Share-based compensation	—	—	53,300	—	—	—	53,300

Purchase of common stock for treasury	(2,361,492)	(600)	—	(226,400)	—	—	(227,000)

Tax benefit relating to share-based compensation plans	—	—	33,100	—	—	—	33,100

Balance at December 31, 2008	99,393,020	$24,800	$966,600	$1,080,200	$(94,400)	$11,000	$1,988,200

Net income	—	—	—	460,100	—	1,300	461,400
Change in derivative instruments designated as cash flow hedges (net of $400 taxes)	—	—	—	—	(4,800)	—	(4,800)
Foreign currency translation	—	—	—	—	83,500	—	83,500
Benefit plan adjustments (net of $4,000 taxes)	—	—	—	—	(9,000)	—	(9,000)

Total comprehensive income							531,100

Cash dividends declared ($0.67 per share)	—	—	—	(65,800)	—	—	(65,800)

Issuance of common stock	1,059,122	300	29,400	—	—	—	29,700

Share-based compensation	—	—	52,300	—	—	—	52,300

Purchase of common stock for treasury	(4,535,047)	(1,100)	—	(341,100)	—	—	(342,200)

Tax benefit relating to share-based compensation plans	—	—	12,600	—	—	—	12,600

Balance at December 31, 2009	95,917,095	$24,000	$1,060,900	$1,133,400	$(24,700)	$12,300	$2,205,900

The accompanying notes are an integral part of these consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$461,400	$419,300	$408,500
Adjustments to reconcile net income to net cash provided by operating activities, net of acquired businesses:
Depreciation and amortization	93,500	90,900	79,800
Purchased research and development	16,100	49,300	1,600
Non-cash charges related to asset dispositions	8,400	40,500	—
Insurance settlements, net	7,000	—	—
Deferred income taxes	(15,000)	(32,900)	(22,400)
Share-based compensation	52,400	53,100	51,200
Inventory reserves and provision for doubtful accounts	17,400	13,500	11,300
Other noncash items	200	1,000	(1,500)
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(25,600)	(56,700)	(12,300)
Inventories	(18,500)	(47,400)	(20,800)
Current liabilities	15,600	9,000	27,200
Taxes	14,100	(17,100)	37,600
Other, net	(7,700)	(6,300)	(12,800)

Net cash provided by operating activities	619,300	516,200	547,400

Cash flows from investing activities:
Capital expenditures	(48,100)	(50,600)	(50,700)
Payments made for purchases of businesses, net of cash acquired	(112,600)	(166,200)	(42,900)
Payments made for intangibles	(28,500)	(19,000)	(40,700)
Change in short-term investments, net	—	82,100	18,600
Other	—	1,800	3,200

Net cash used in investing activities	(189,200)	(151,900)	(112,500)

Cash flows from financing activities:
Repayments of borrowings	—	(800)	—
Proceeds from exercises under share-based payment arrangements, net	18,500	46,000	59,700
Excess tax benefit relating to share-based compensation plans	10,700	28,000	36,500
Purchase of common stock	(342,200)	(227,000)	(422,800)
Dividends paid	(65,400)	(62,200)	(60,100)

Net cash used in financing activities	(378,400)	(216,000)	(386,700)

Net cash flows from discontinued operations:
Net cash provided by operating activities	—	—	5,300

Effect of exchange rate changes on cash and cash equivalents	30,600	(44,600)	18,700
Increase in cash and cash equivalents during the year	82,300	103,700	72,200

Balance at January 1	592,100	488,400	416,200

Balance at December 31	$674,400	$592,100	$488,400

Supplemental cash flow information
Cash paid for:
Interest	$11,800	$12,100	$11,800
Income taxes	$200,400	$146,000	$121,100
Noncash transactions:
Purchases of businesses and related costs	$10,500	$2,100	$5,300
Dividends declared, not paid	$16,500	$16,100	$15,100

The accompanying notes are an integral part of these consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

Nature of Operations - C. R. Bard, Inc. and its subsidiaries (the “company” or “Bard”) are engaged in the design, manufacture, packaging, distribution and sales of medical, surgical, diagnostic and patient care devices. The company markets its products worldwide to hospitals, individual healthcare professionals, extended care facilities and alternate site facilities.

Consolidation - The consolidated financial statements include the accounts of C. R. Bard, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. On January 1, 2009, the company adopted new Financial Accounting Standards Board (“FASB”) guidance on the accounting for noncontrolling interests in consolidated financial statements, which required the presentation of these financial statements to be applied retrospectively. The accounts of most foreign subsidiaries are consolidated as of November 30. No events occurred related to these foreign subsidiaries during the months of December 2009, 2008 or 2007 that materially affected the financial position or results of operations of the company. The company has evaluated subsequent events through February 25, 2010, which is the date of financial statement issuance. The company has no material interests in variable interest entities and none that require consolidation.

Related Parties - In 1972, the company formed an equally-owned joint venture, Medicon Inc. (“Medicon”) with Kobayashi Pharmaceutical Co., Ltd to distribute Bard’s products in Japan. Bard accounts for the joint venture under the equity method of accounting. All transactions with Medicon are denominated in U.S. dollars. Bard recorded sales to Medicon of $122.5 million, $117.2 million and $106.1 million for the years ended 2009, 2008 and 2007, respectively. Bard eliminates the intercompany profits on sales to Medicon until Medicon sells Bard’s products to a third party. Bard recorded Medicon equity income of $2.3 million, $1.9 million and $1.9 million for the years ended 2009, 2008 and 2007, respectively. Bard received dividends from Medicon of $1.5 million, $1.3 million and $1.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. Bard’s investment in Medicon was $18.0 million and $17.2 million at December 31, 2009 and 2008, respectively. Included in accounts receivable are trade receivables due from Medicon for purchases of Bard’s products of $33.8 million and $33.7 million at December 31, 2009 and 2008, respectively.

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

Foreign Currency - Net assets of foreign subsidiaries are translated into U.S. dollars at current year-end rates, and revenues, costs and expenses are translated at average monthly rates during each monthly period. Net exchange gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany transactions of a long-term investment nature are accumulated and credited or charged directly to a separate component of shareholders’ investment. Any foreign currency gains or losses related to monetary assets are charged to other (income) expense, net. Foreign currency translation included in accumulated other comprehensive loss was $67.4 million and $(16.1) million at December 31, 2009 and 2008, respectively.

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

Shipping and Handling Costs - Shipping and handling costs are included in cost of goods sold.

Advertising Costs - Costs related to advertising are expensed as incurred. Advertising expense was $2.5 million, $3.1 million and $3.4 million in 2009, 2008 and 2007, respectively, and is included in marketing, selling and administrative expense.

Research and Development - Research and development expenses are comprised of expenses related to internal research and development activities, milestone payments for third-party research and development activities and purchased research and development (“purchased R&D”) costs arising from acquisitions not accounted for as a business combination subsequent to January 1, 2009. All internal research and development costs are expensed as incurred.

Share-Based Compensation - Share-based compensation cost is measured at the grant date based on the fair value of the award. Generally, compensation expense is recognized over the vesting period. As share-based compensation expense is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures.

Cash Equivalents - Cash equivalents consist of highly liquid investments purchased with an original maturity of three months or less and amounted to $644.1 million and $579.8 million at December 31, 2009 and 2008, respectively.

Accounts Receivable - In addition to trade receivables, accounts receivable included $33.1 million and $22.5 million of non-trade receivables at December 31, 2009 and 2008, respectively.

Inventories - Inventories are stated at the lower of cost or market. For most domestic businesses, cost is determined using the last-in-first-out (“LIFO”) method. For all other inventories, cost is determined using the first-in-first-out (“FIFO”) method. The difference between the inventory valuation under the LIFO method and the FIFO method is not significant.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation - Depreciation is provided over the estimated useful lives of depreciable assets using the straight-line method. The estimated useful lives primarily range from three to 40 years for buildings and improvements and three to 20 years for machinery and equipment. Depreciation expense was approximately $51.0 million in 2009, $51.3 million in 2008, and $48.6 million in 2007.

Software Capitalization - Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line method over an estimated useful life of five to seven years. Capitalized software costs are included in machinery and equipment. The company capitalizes certain costs associated with internal-use software such as the payroll costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internal-use software are expensed during the design phase until the point at which the project has reached the application development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The company capitalized $4.5 million, $1.7 million and $3.8 million of internal-use software for the years ended December 31, 2009, 2008 and 2007, respectively. Depreciation expense for capitalized software was approximately $11.1 million, $11.5 million and $12.8 million in 2009, 2008 and 2007, respectively.

Goodwill and Other Intangible Assets - Goodwill is tested for impairment annually or more frequently if impairment indicators arise. The company assigns goodwill recorded in connection with acquisitions to its four reporting units, each of which is one level below the company’s single reporting segment. Other intangible assets, including patents, are amortized on a straight-line basis over their estimated useful lives ranging from 7 to 21 years with a weighted average of 13 years. When events or circumstances indicate that the carrying amount of intangible assets may not be recoverable, the company will assess recoverability from future operations using undiscounted cash flows derived from the lowest appropriate asset groupings. To the extent carrying value exceeds the undiscounted cash flows, impairments are recognized in operating results to the extent that the carrying value exceeds the fair value, which is determined based on the net present value of estimated future cash flows.

Income Taxes - Deferred tax assets and liabilities are recognized based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

The company regularly assesses its tax positions to determine whether the benefits of tax positions are more likely than not of being sustained upon audit. These positions relate to transfer pricing, the deductibility of certain expenses, intercompany transactions and other matters. Although the outcome of tax audits is uncertain, provisions for income taxes have been made for potential liabilities resulting from such matters. Any reserves are utilized or reversed once the statute of limitations has expired or the tax position is effectively settled. The company’s policy is to classify interest and penalties related to unrecognized tax positions as income tax expense.

Income Statement Presentation of Taxes Collected from Customers and Remitted to Government Authorities - The company follows a net basis policy with regard to sales, use, value added or any other tax collected from customers and remitted to government authorities, which excludes them from both net sales and expenses.

Treasury Stock - The company accounts for treasury stock purchases as retirements by reducing retained earnings for the cost of the repurchase. Reissuances of these treasury shares are accounted for as new issuances. There were approximately 20.1 million and 16.7 million treasury shares at December 31, 2009 and 2008, respectively.

Foreign Exchange Derivative Instruments - On January 1, 2009, the company adopted new FASB guidance on enhanced disclosure requirements regarding the company’s derivative and hedging activities. This new

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

guidance requires disclosures about (a) how and why the company uses derivative instruments, (b) the accounting for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect the company’s financial condition, financial performance and cash flow (see Note 6 of the notes to consolidated financial statements).

The company recognizes all derivative instruments at fair value in its consolidated balance sheets. Changes in fair value of derivative instruments are recorded in each period in current earnings or accumulated other comprehensive loss depending on whether the derivative instrument is designated as part of a hedged transaction, and if so, the type of hedge transaction.

The company’s objective in managing its exposures to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with future intercompany receivables and payables denominated in foreign currencies. These risks are managed using derivative instruments, mainly through forward currency and option contracts. The company does not utilize derivative instruments for trading or speculation purposes. No derivative instruments extend beyond December 2010. All of the company’s derivative instruments are designated and qualify as cash flow hedges. The effective portion of the changes in fair value of the derivative instruments’ gains or losses are reported as a component of accumulated other comprehensive loss and reclassified into earnings on the same line item associated with the forecasted transaction and in the same period or periods when the forecasted transaction affects earnings. At December 31, 2009, all derivative instruments utilized were highly effective hedging instruments because they were denominated in the same currency as the hedged item and because the maturities of the derivative instruments matched the timing of the hedged items.

2. Acquisitions and Divestitures

The company acquires businesses, products and technologies to augment its existing product lines and periodically divests product lines for strategic reasons. Unaudited pro forma financial information has not been presented because the effects of these acquisitions and divestitures were not material on either an individual or aggregate basis.

Acquisitions

On January 1, 2009, the company adopted new FASB guidance on accounting for business combinations. This guidance requires an acquirer to measure the identifiable assets acquired and liabilities assumed at their fair value on the acquisition date, with goodwill being the excess value of consideration paid over the fair value of the net identifiable assets acquired. This guidance also requires that purchased R&D be capitalized and recorded as an intangible asset at the acquisition date, that contingent consideration be recorded at fair value at the acquisition date and that transaction costs be expensed.

On November 18, 2009, the company acquired all of the outstanding stock of Y-Med, Inc. (“Y-Med”), a privately-held company focused on the development and manufacture of speciality percutaneous transluminal angioplasty (“PTA”) catheters, for total consideration of $35.3 million. Y-Med’s products complement Bard’s peripheral stents and existing PTA products. Y-Med’s VascuTrakTM2 PTA Dilatation Catheter product line is designed to treat highly stenotic and calcified lesions in patients with lower-limb arterial disease. The acquisition was accounted for as a business combination and the results of operations have been included in the company’s results since the acquisition date. The purchase price allocation at fair value resulted in: the recognition of deferred tax assets of $2.3 million consisting of net operating loss carryforwards; core technologies of $28.4 million; deferred tax liabilities of $10.8 million primarily associated with core technologies, and other net assets of $2.7 million. The excess of the purchase price over fair value of the acquired net assets was recorded as goodwill of $12.7 million. The goodwill is not deductible for tax purposes. Core technologies will be amortized over their estimated useful lives of approximately 10 years. In connection with this acquisition, the company

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recorded a cost of $3.2 million ($2.0 million after tax) associated with the termination of certain existing Y-Med agreements. This termination cost was recorded to other (income) expense, net.

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

In connection with this acquisition, the company discontinued the sale of an existing xenograft device and recorded a related non-cash charge of $5.7 million ($5.2 million after tax). This charge consisted of acceleration of remaining depreciation costs related to property, plant and equipment of $4.5 million, which was recorded to other (income) expense, net, and the write-off of inventory of $1.2 million, which was recorded to cost of goods sold.

On June 5, 2008, the company acquired all of the outstanding shares of Specialized Health Products International, Inc. (“Specialized Health Products”) for a purchase price of $1.00 per share in cash, totaling $68.4 million, plus direct acquisition costs of $2.3 million. Specialized Health Products manufactures and markets vascular access products, including winged infusion sets, which are used to deliver therapeutic agents through vascular access ports. The acquisition represents a strategic addition to Bard’s port franchise. The acquisition was accounted for as a business combination and the results of operations have been included in the company’s results since the acquisition date. The purchase price allocation resulted in: the recognition of core technologies of $34.0 million; patents of $11.2 million; deferred tax assets of $9.1 million consisting of a net operating loss carryforward; other net assets of $12.0 million primarily consisting of cash, inventory and accounts receivable; and deferred tax liabilities of $15.8 million primarily associated with acquired intangible assets. The acquired intangible assets will be amortized over their weighted average useful lives of approximately 12 years. The excess of the purchase price over the fair value of the assets acquired of $20.2 million was recorded as goodwill, which is not deductible for income tax purposes.

On January 11, 2008, the company acquired the assets of the LifeStent® family of stents from Edwards Lifesciences Corporation for a net cash payment of $73.3 million, plus direct acquisition costs of $3.6 million, and up to $65.0 million in contingent milestone payments. The contingent milestone payments consisted of $50.0 million related to regulatory approvals and $15.0 million related to the transfer of manufacturing operations to Bard. The acquisition represents a strategic addition to Bard’s portfolio of non-coronary stent and stent graft products that is complementary to the company’s current products, call points and technology platforms. The acquisition was accounted for as a business combination and the results of operations have been included in the company’s results since the acquisition date. The fair value of the assets acquired was approximately $102.3 million. The difference between the fair value of the assets acquired and the initial payments was recognized as an acquisition related liability. This liability was reduced upon the payment of the contingent milestone payments with the remaining amounts to be recorded as a deferred tax asset and goodwill.

The purchase price allocation resulted in the recognition of core technologies of $52.0 million; customer relationships of $9.1 million; other assets of $13.1 million consisting primarily of inventory and equipment; an acquisition related liability of $25.4 million; and deferred tax liabilities of $16.3 million. Core technologies and customer relationships will be amortized over the estimated useful lives of 15 and 8 years, respectively. In addition, $44.4 million was allocated to purchased R&D for which technological feasibility had not been established and no alternative future use existed at the acquisition date. The purchased R&D relates to the

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pre-Market Approval (“PMA”) submitted to the U.S. Food and Drug Administration (“FDA”) for use of the LifeStent® products in the superficial femoral artery and proximal popliteal artery. The company recorded a charge for purchased R&D in research and development expense in its consolidated statements of income. In connection with the write-off of purchased R&D, the company recorded a tax benefit of $16.4 million. The value assigned to purchased R&D was determined based upon the present value of expected future cash flows associated with the product adjusted for the probability of product approval and discounted at a risk-adjusted rate. The ongoing activity with respect to the future development for this product is not expected to be material to the company’s research and development expense.

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

On June 13, 2007, the company acquired the assets of Inrad, Inc.’s biopsy marker business for $33.8 million including capitalized acquisition costs for legal and other consulting costs. This product line is included in the company’s vascular disease state category. The acquisition was accounted for as a business combination and the results of operations have been included in the company’s results since the acquisition date. The purchase price allocation resulted in: the recognition of intangible assets, primarily core technologies, of $31.5 million; and other assets of $0.6 million. In addition, $1.6 million was allocated to purchased R&D. The acquired intangible assets will be amortized over their weighted average useful lives of approximately 13 years. Goodwill of $0.1 million associated with this transaction was not deductible for tax purposes. In 2008, the company made contingent payments of $0.2 million that were due upon the delivery of certain equipment.

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

Product Withdrawal

On January 31, 2007, the company withdrew from the synthetic bulking market and discontinued sales of the TegressTM product and has accounted for this withdrawal as a discontinued operation. The withdrawal was based upon a strategic review of the TegressTM synthetic bulking product, which considered the product’s limited

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

commercial success to date, significant future clinical costs and uncertain growth potential. The results of the discontinued operation were not material for the year ended December 31, 2007. In addition, net cash flows of the discontinued operation of $5.3 million were related to the collection of customer receivables prior to January 31, 2007 and the wind-down of clinical studies, leases and intellectual property matters.

3. Restructuring

On April 22, 2009, the company announced a plan (the “Plan”) to reduce its overall cost structure and improve efficiency. The Plan included the consolidation of certain businesses in the United States and the realignment of certain sales and marketing functions outside the United States. The Plan resulted in the elimination of certain positions and other employee terminations worldwide. The company recorded employee separation costs under the company’s existing severance programs and other costs primarily related to one-time termination benefits offered under the Plan. The total cost of the Plan was $15.4 million ($10.2 million after tax). Substantially all of these costs were cash expenditures. At December 31, 2009, the liability related to this restructuring charge was $1.5 million.

4. Income Taxes

The components of income before income taxes for the following years ended December 31 consisted of:

	2009	2008	2007
(dollars in millions)
United States	$481.3	$348.0	$390.5
Foreign	190.2	204.7	188.9

	$671.5	$552.7	$579.4

The income tax provision for the following years ended December 31 consisted of:

	2009	2008	2007
(dollars in millions)
Current provision
Federal	$182.8	$120.4	$150.1
Foreign	33.6	29.4	28.5
State	8.7	16.5	14.7

	225.1	166.3	193.3

Deferred (benefit) provision
Federal	(13.3)	(25.0)	(13.1)
Foreign	(0.1)	(3.4)	(9.7)
State	(1.6)	(4.5)	0.4

	(15.0)	(32.9)	(22.4)

	$210.1	$133.4	$170.9

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and deferred tax liabilities at December 31 consisted of:

	2009	2008
(dollars in millions)
Deferred tax assets
Employee benefits	$131.9	$122.4
Inventory (intercompany profit in inventory and excess of tax over book valuation)	30.1	28.3
Receivables and rebates	17.5	18.2
Acquisition related	30.2	24.4
Loss carryforwards and credits	28.0	28.5
Other	30.8	24.5

Gross deferred tax assets	268.5	246.3
Valuation allowance	(29.4)	(29.3)

	239.1	217.0
Deferred tax liabilities
Accelerated depreciation and amortization	51.0	51.0
Acquisition related	64.2	59.1

	115.2	110.1

	$123.9	$106.9

At December 31, 2009, the company had federal net operating loss carryforwards of $27.8 million, which generally expire between 2012 and 2029 and state net operating loss carryforwards of $66.9 million, which expire between 2024 and 2028. The company also had state tax credits of $7.1 million, with an indefinite life and $6.5 million, which expire between 2010 and 2024.

The company records valuation allowances to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. The company considers future taxable income and the periods over which it must be earned in assessing the need for valuation allowances. In the event the company determines it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to expense in the period such determination was made. At December 31, 2009, the valuation allowance related to state net operating loss and credit carryfowards, and to certain other state deferred tax assets.

A reconciliation between the effective income tax rate and the federal statutory rate for the following years ended December 31 is:

	2009	2008	2007
Federal statutory rate	35%	35%	35%
State taxes, net of federal benefit	1%	2%	2%
Operations taxed at less than U.S. rate	(5)%	(8)%	(6)%
Resolution of prior period tax items	—	(5)%	—
Other, net	—	—	(2)%

	31%	24%	29%

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The company’s foreign tax incentives consist of incentive tax grants in Puerto Rico and Malaysia. The grant in Malaysia expired on June 30, 2008, and the grant in Puerto Rico will expire in 2016. The approximate dollar and per share effects of the Puerto Rican and Malaysian grants are as follows:

	2009	2008	2007
(dollars in millions, except per share amounts)
Tax benefit	$24.0	$37.5	$35.4
Per share benefit	$0.24	$0.37	$0.33

Effective January 1, 2007, the company adopted FASB authoritative guidance on the accounting for uncertainty in income taxes. This guidance states that a tax benefit from an uncertain tax position may be recognized only if it is more likely than not that the position is sustainable based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. A tax benefit from an uncertain position was previously recognized if it was probable of being sustained. The company increased its January 1, 2007 retained earnings by $5.3 million as a result of the adoption of this guidance.

A reconciliation of the gross amounts of unrecognized tax benefits, excluding interest and penalties, is as follows:

	2009	2008
(dollars in millions)
Balance, January 1	$41.3	$55.3
Additions related to prior year tax positions	5.8	11.9
Reductions related to prior year tax positions	(2.6)	(30.7)
Additions for tax positions of the current year	8.7	5.6
Lapse of statute of limitations	—	(0.8)

Balance, December 31	$53.2	$41.3

The company operates in multiple taxing jurisdictions and faces audits from various tax authorities regarding transfer pricing, the deductibility of certain expenses, intercompany transactions and other matters. As of December 31, 2008, the liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $41.3 million, plus $8.7 million of accrued interest. As of December 31, 2009, the liability for unrecognized tax benefits was approximately $53.2 million (of which $45.6 million would impact the effective tax rate if recognized) plus $11.3 million of accrued interest. Interest and penalties associated with uncertain tax positions amounted to $2.6 million of expense in 2009, a $2.8 million credit in 2008, and $3.3 million of expense in 2007.

The company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for the respective tax jurisdiction. Within specific countries, the company may be subject to audit by various tax authorities, or subsidiaries operating within the country may be subject to different statute of limitations expiration dates. As of December 31, 2009, a summary of the tax years that remain subject to examination in the company’s major tax jurisdictions are:

United States – federal	2003 and forward
United States – states	2003 and forward
Germany	2001 and forward
Malaysia	2003 and forward
Puerto Rico	2005 and forward
United Kingdom	2007 and forward

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

At December 31, 2009, the company had not provided for income taxes on the undistributed earnings of its foreign operations of approximately $1.3 billion as it is the company’s intention to permanently reinvest these undistributed earnings.

5. Earnings per Common Share

On January 1, 2009, the company adopted new FASB guidance on determining whether awards granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in computing earnings per share (“EPS”) using the two-class method. This guidance requires nonvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents to be treated as a separate class of securities in calculating EPS. Participating securities include nonvested restricted stock, nonvested shares or units under the management stock purchase program, and certain other nonvested stock-based awards. This guidance was applied retrospectively and therefore prior period information was adjusted.

EPS is computed using the following common share information for the following years ended December 31:

	2009	2008	2007
(dollars and shares in millions)
EPS Numerator:
Net income attributable to common shareholders	$460.1	$416.5	$406.4
Less: Income allocated to participating securities	5.0	5.8	4.9

Net income available to common shareholders	$455.1	$410.7	$401.5

EPS Denominator:
Weighted average common shares outstanding	97.7	99.5	102.7
Dilutive common share equivalents from share-based compensation plans	1.3	2.0	2.4

Weighted average common and common equivalent shares outstanding, assuming dilution	99.0	101.5	105.1

6. Financial Instruments

Foreign Exchange Derivative Instruments

The company enters into readily marketable forward and option contracts with financial institutions to help reduce its exposure to foreign currency exchange rate fluctuations. These contracts limit volatility because gains and losses associated with foreign exchange rate movements are generally offset by movements in the underlying hedged item.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A roll forward of the notional value of the company’s forward currency and option contracts is as follows:

	Forwards	Options
(dollars in millions)
Balance, December 31, 2008	$73.9	$63.6
New agreements	55.2	59.6
Expired/cancelled agreements	(77.0)	(63.6)

Balance, December 31, 2009	$52.1	$59.6

The location and fair values of derivative instruments recognized in the consolidated balance sheet at December 31, are as follows:

		Fair Value of Derivatives
	Location	2009	2008
dollars in millions
Forward currency contracts	Other current assets	$1.5	$4.4
Option contracts	Other current assets	0.9	11.2

		$2.4	$15.6

Forward currency contracts	Accrued expenses	$—	$9.3

		$—	$9.3

The following table includes information about gains and losses on derivative instruments and the impact on the consolidated statement of shareholders’ investment for the year ended December 31, 2009:

	Gain/(Loss) Recognized in Other Comprehensive Income	Location of Gain/(Loss) Reclassified from Accumulated Other Comp. Loss to Income	Gain/(Loss) Reclassified from Accumulated Other Comp. Loss to Income
(dollars in millions)
Forward currency contracts	$3.6	Costs of goods sold	$(2.0)
Option contracts	(8.4)	Costs of goods sold	5.0

	$(4.8)		$3.0	(A)

(A) The tax effect of the amount reclassified from accumulated other comprehensive loss to income was $0.4 million.

At December 31, 2009, the company had losses of approximately $0.9 million in accumulated other comprehensive loss in the consolidated balance sheet that are expected to be reclassified into earnings in 2010.

Financial Instruments Measured at Fair Value on a Recurring Basis

Fair value is defined as the exit price that would be received to sell an asset or paid to transfer a liability. Fair value is a market-based measurement that should be determined using assumptions that market participants would use in pricing an asset or liability. The fair value guidance establishes a three-level hierarchy to prioritize the inputs used in measuring fair value. The levels within the hierarchy range from Level 1 having the highest priority to Level 3 having the lowest.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes financial instruments measured at fair value on a recurring basis at December 31:

	2009	2008
(dollars in millions)
Forward currency contracts	$1.5	$(4.9)
Option contracts	0.9	11.2

The fair value of forward currency and option contracts was measured using significant other observable inputs and valued by reference to similar financial instruments, adjusted for restrictions and other terms specific to each contract (Level 2 under the fair value hierarchy).

Financial Instruments not Measured at Fair Value

The estimated fair value of long-term debt was $163.1 million and $158.1 million at December 31, 2009 and 2008, respectively. The fair value was estimated using dealer quotes for similarly-rated debt instruments over the remaining contractual term of the company’s obligation (Level 2 under the fair value hierarchy).

Concentration Risks

The company is potentially subject to financial instrument concentration of credit risk through its cash equivalents and trade accounts receivable. The company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any one institution. Concentrations of risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. However, a significant amount of trade accounts receivable is with the national healthcare systems of several countries, including Greece. The company is currently experiencing delays in the collection of accounts receivable associated with the national healthcare system in Greece, which amounted to $36.7 million of net receivables as of December 31, 2009. Although the company does not currently foresee a credit risk associated with any of these receivables, including Greece, payment is dependent upon the financial stability and creditworthiness of those countries’ national economies. Sales to distributors, which supply the company’s products to many end users, accounted for approximately 33% of the company’s net sales in 2009, and the five largest distributors combined, including the company’s Medicon joint venture, accounted for approximately 65% of distributors’ sales. One large distributor accounted for approximately 10%, 10% and 9% of the company’s net sales in 2009, 2008 and 2007, respectively, and represented gross receivables of approximately $36.0 million and $38.6 million as of December 31, 2009 and 2008, respectively.

7. Inventories

Inventories at December 31 consisted of:

	2009	2008
(dollars in millions)
Finished goods	$176.2	$165.2
Work in process	27.1	23.3
Raw materials	92.1	86.6

	$295.4	$275.1

Approximately 61% of the company’s inventory costs are determined using LIFO. Consigned inventory was $30.5 million and $22.4 million at December 31, 2009 and 2008, respectively.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Other Intangible Assets

Other intangible assets at December 31 consisted of:

	2009		2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(dollars in millions)
Patents	$224.1	$(77.6)	$216.5	$(62.3)
Core technologies	217.1	(35.7)	153.1	(22.6)
Other intangibles	141.0	(62.5)	127.3	(48.4)

	$582.2	$(175.8)	$496.9	$(133.3)

Amortization expense was approximately $42.5 million, $39.6 million and $31.2 million in 2009, 2008 and 2007, respectively. The estimated amortization expense for the years 2010 through 2014 based on the company’s intangible assets as of December 31, 2009 is as follows: 2010 - $45.4 million; 2011 - $43.6 million; 2012 - $43.5 million; 2013 - $42.3 million; and 2014 - $40.8 million.

9. Debt

At December 31, 2009 and 2008, the company had $149.8 million of unsecured notes that mature in 2026 and pay a 6.70% semi-annual coupon. In addition, the company maintains a $400 million committed syndicated bank credit facility that expires in June 2012. The credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The facility includes pricing based on the company’s long-term credit rating and includes a financial covenant that limits the amount of total debt to total capitalization. There were no outstanding borrowings or commercial paper borrowings at December 31, 2009 and 2008, respectively.

10. Commitments and Contingencies

In the ordinary course of business, the company is subject to various legal proceedings and claims, including, for example, product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes. In addition, the company operates in an industry susceptible to significant patent legal claims. The company accounts for estimated losses with respect to these proceedings when such losses are probable and estimable. Legal costs associated with these matters are expensed as incurred. At any given time, in the ordinary course of business, the company is involved as either a plaintiff or defendant in a number of patent infringement actions. If a third party’s patent infringement claim were to be determined against the company, the company might be required to make significant royalty or other payments or might be subject to an injunction or other limitation on its ability to manufacture or distribute one or more products. If a patent owned by or licensed to the company were to be determined to be invalid or unenforceable, the company might be required to reduce the value of the patent on the company’s balance sheet and to record a corresponding charge, which could be significant in amount. The company believes that any of these proceedings and claims could have a material adverse effect on its business, results of operations, financial condition and/or liquidity.

The company requires limited product warranty accruals as the majority of the company’s products are intended for single use. Certain of the company’s products carry limited warranties that in general do not exceed one year from sale. The company accrues estimated product warranty costs at the time of sale.

The company is subject to numerous federal, state, local and foreign environmental protection laws governing, among other things, the generation, storage, use and transportation of hazardous materials and emissions or

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

discharges into the ground, air or water. The company is or may become a party to proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), commonly known as Superfund, the Resource Conservation and Recovery Act, the Clean Water Act, the Clean Air Act and similar state laws. These proceedings seek to require the owners or operators of contaminated sites, transporters of hazardous materials to the sites and generators of hazardous materials disposed of at the sites to clean up the sites or to reimburse the government for cleanup costs. In most cases, there are other potentially responsible parties that may be liable for any remediation costs. In these cases, the government alleges that the defendants are jointly and severally liable for the cleanup costs; however, these proceedings are frequently resolved so that the allocation of cleanup costs among the parties more closely reflects the relative contributions of the parties to the site contamination. The company’s potential liability varies greatly from site to site. For some sites, the potential liability is de minimis and for others the costs of cleanup have not yet been determined. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. The company believes that the proceedings and claims described above will likely be resolved over an extended period of time. While it is not feasible to predict the outcome of these proceedings, based upon the company’s experience, current information and applicable law, the company does not expect these proceedings to have a material adverse effect on its financial condition and/or liquidity. However, one or more of the proceedings could be material to the company’s business and/or results of operations.

On November 27, 2006, the company received a subpoena issued by the U.S. Department of Health and Human Services, Office of Inspector General, under the authority of the federal healthcare fraud and false claims statutes. The subpoena seeks documents related to the company’s brachytherapy business. The company is cooperating with the government’s request and has responded to the subpoena. At this stage of the inquiry, the likelihood of an adverse outcome cannot be assessed. The company cannot give any assurances that this matter will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

As of February 22, 2010, approximately 1,455 federal and 1,495 state lawsuits involving individual claims by approximately 3,065 plaintiffs, as well as two putative class actions in the United States and three putative class actions in various Canadian provinces, have been filed or asserted against the company with respect to its Composix® Kugel® and certain other hernia repair implant products (collectively, the “Hernia Product Claims”). One of the U.S. class action lawsuits consolidates nine previously-filed U.S. class action lawsuits. The putative class actions, none of which has been certified, seek (i) medical monitoring, (ii) compensatory damages, (iii) punitive damages, (iv) a judicial finding of defect and causation and/or (v) attorneys’ fees. The Hernia Product Claims also generally seek damages for personal injury resulting from use of the products. The company and certain plaintiffs have agreed to the dismissal of approximately 330 lawsuits in the Superior Court of the State of Rhode Island. As a result, these lawsuits are not included in the above figures. The company voluntarily recalled certain sizes and lots of its Composix® Kugel® products beginning in December 2005.

On June 22, 2007, the Judicial Panel on Multidistrict Litigation transferred Composix® Kugel® lawsuits pending in federal courts nationwide into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island. The MDL court subsequently determined to include other hernia repair products in the MDL proceeding. Approximately 1,470 of the state lawsuits, involving individual claims by a substantially equivalent number of plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions. The company expects trials of a limited number of the Hernia Product Claims to begin in the first quarter of 2010.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The company believes that many settlements and judgments, as well as legal defense costs, relating to the Hernia Product Claims are covered in whole or in part under its product liability insurance policies with a limited number of insurance companies, certain of which have reserved their rights with respect to coverage, or have contested or denied coverage. The company entered into a settlement agreement with one of these insurance companies effective December 31, 2009 with respect to a previously-denied insurance claim. Pursuant to this agreement, the company secured a specified coverage commitment in future periods for the Hernia Product Claims. As a result, the company recorded a charge of $25.0 million ($24.5 million after tax) to other (income) expense, net, for the write-off of a related insurance receivable. The company intends to vigorously contest remaining disputes with respect to its insurance coverage and to enforce its rights under the terms of its insurance policies. Amounts recovered under these policies may be less than the stated coverage limits and may not be adequate to cover damages and/or costs relating to the Hernia Product Claims. In addition, there is no guarantee that insurers will pay claims or that coverage will otherwise be available. While the company intends to vigorously defend the Hernia Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

On February 21, 2007, Southeast Missouri Hospital (“Southeast”) filed a putative class action complaint on behalf of itself and all others similarly situated against the company and another manufacturer, Tyco International, Inc. (“Tyco”) which was subsequently dismissed from the action. The complaint was later amended to add St. Francis Medical Center (“St. Francis”) as an additional named plaintiff. The action was re-named as St. Francis Medical Center, et al. v. C. R. Bard, Inc., et al. (Civil Action No. 1:07-cv-00031, United States District Court, Eastern District of Missouri, Southeastern District) when the court denied Southeast’s motion to serve as a class representative and dismissed Southeast from the lawsuit. In September 2008, the court granted St. Francis’s motion for class certification and determined the measurement period for any potential damages. St. Francis alleges that the company conspired to exclude competitors from the urological catheter market and that the company sought to maintain market share by engaging in conduct in violation of state and federal antitrust laws. St. Francis seeks injunctive relief and has presented an expert report that calculates damages of up to approximately $320 million, a figure that the company believes is unsupported by the facts. The company’s expert report establishes that, even assuming a determination adverse to the company, the plaintiffs suffered no damages. On September 28, 2009, the District Court granted Bard’s summary judgment motion and dismissed with prejudice all counts in this action. St. Francis has appealed the court’s decision to the Eighth Circuit Court of Appeals. The company intends to defend this matter vigorously. If, however, St. Francis is ultimately successful, any damages awarded under the federal antitrust laws will be subject to statutory trebling and St. Francis’s attorneys would be entitled to an award of reasonable fees and costs. At this time, it is not possible to assess the likelihood of an adverse outcome or determine an estimate, or a range of estimates, of potential damages. The company cannot give any assurances that this matter will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

In December 2007, a U.S. District Court jury in Arizona found that certain of W.L. Gore & Associates Inc.’s (“Gore”) ePTFE vascular grafts and stent-grafts infringe the company’s patent number 6,436,135. The jury upheld the validity of the patent and awarded the company $185 million in past damages. The jury also found that Gore willfully infringed the patent. In a second phase of the trial, the court ruled that Gore failed to prove

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that the patent is unenforceable due to inequitable conduct. On March 31, 2009, the U.S. District Court doubled the jury award to approximately $371 million for damages through June 2007. The Court is still assessing damages for Gore’s infringing sales from July 2007 to the present date and is also expected to set a royalty rate for future infringing sales. The Court also awarded Bard attorneys’ fees of $19 million and prejudgment interest of approximately $20 million. In addition, the Court denied Gore’s remaining motions, including its motions for a new trial and to set aside the jury’s verdict. After a final judgment is entered, Gore may appeal this matter to the Court of Appeals for the Federal Circuit. Because the company considers this matter a gain contingency, no amounts have been recorded as of December 31, 2009.

As previously disclosed, in 2006 the company settled the legal action entitled Rochester Medical Corporation, Inc. v. C. R. Bard, Inc., et al. (Civil Action No. 304 CV 060, United States District Court, Eastern District of Texas). On December 30, 2009, the company reached a settlement with an insurance company related to this legal action. In connection with this settlement, the company recorded to other (income) expense, net, an insurance recovery of $18.0 million ($11.2 million after tax).

Accruals for product liability and other legal matters amounted to $47.1 million and $41.7 million at December 31, 2009 and 2008, respectively. The company also has receivables from insurance companies for unresolved matters amounting to $33.1 million and $39.1 million at December 31, 2009 and 2008, respectively.

The company is committed under noncancelable operating leases involving certain facilities and equipment. The minimum annual rentals under the terms of these leases are as follows: 2010 - $22.4 million; 2011 - $20.9 million; 2012 - $18.2 million; 2013 - $17.1 million; 2014 - $15.7 million and thereafter - $52.0 million. Total rental expense for operating leases approximated $22.6 million in 2009, $21.2 million in 2008 and $18.8 million in 2007.

11. Share-Based Compensation Plans

The company may grant a variety of share-based payments under the 2003 Long Term Incentive Plan of C. R. Bard, Inc. (the “2003 Plan”) and the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc. (the “Directors’ Plan”) to certain directors, officers and employees. In 2009, the company changed the timing of its annual grant of share-based compensation from July to December. The total number of remaining shares at December 31, 2009 that may be issued under the 2003 Plan was 3,118,867 and under the Directors’ Plan was 70,366. Shares remaining for issuance under the 2003 Plan include 1,600,000 shares authorized by the shareholders at the company’s Annual Meeting of Shareholders on April 15, 2009. Awards under the 2003 Plan may be in the form of stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, unrestricted stock and other stock-based awards. Awards under the Directors’ Plan may be in the form of stock awards, stock options or stock appreciation rights. The company has two employee stock purchase programs.

Amounts recognized for share-based compensation for the following years ended December 31 are:

	2009	2008	2007
(dollars in millions)
Total cost of share-based compensation plans	$52.3	$53.3	$51.2
Amounts capitalized in inventory and fixed assets	(1.6)	(1.9)	(1.6)
Amounts charged against income for amounts previously capitalized in inventory and fixed assets	1.7	1.7	1.6

Amounts charged against income	$52.4	$53.1	$51.2

Amount of related income tax benefit recognized in income	$18.2	$18.1	$17.9

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009, there were approximately $90.6 million of unrecognized compensation expenses related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately three years. The company repurchases shares from time-to-time on the open market to satisfy share-based payment arrangements. The company has sufficient treasury shares to satisfy expected share-based payment arrangements in 2010.

Stock Options - The company grants stock options to certain employees and directors with exercise prices equal to the average of the high and low prices of the company’s common stock on the date of grant. These stock option awards generally have requisite service periods between four and five years and ten-year contractual terms. Certain stock option awards provided for accelerated vesting after a minimum of two years if certain performance conditions are met. Summarized information regarding total stock option activity and amounts for the year ended December 31, 2009 is as follows:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding - January 1,	7,184,819	$63.84
Granted	1,021,556	81.73
Exercised	(592,179)	39.35
Canceled/forfeited	(99,426)	82.48

Outstanding - December 31,	7,514,770	$67.96	6.4	$100.6

Exercisable	5,352,448	$60.90	5.3	$100.6

The company uses a binomial-lattice option valuation model to estimate the fair value of stock options. The assumptions used to estimate the fair value of the company’s stock option grants for the following years ended December 31 are:

	2009	2008	2007
Dividend yield	0.9%	0.7%	0.7%
Risk-free interest rate	1.72%	3.28%	4.95%
Expected option life in years	7.1	7.5	6.1
Expected volatility	24%	26%	22%
Option fair value	$22.64	$29.58	$25.49

Compensation expense related to stock options was $23.3 million, $26.9 million and $29.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. At December 31, 2009, there were approximately $27.8 million of total unrecognized compensation costs related to nonvested stock options. These costs are expected to be recognized over a weighted-average period of approximately two years. During the years ended December 31, 2009, 2008 and 2007, 1,166,246, 676,343 and 1,516,316 options, respectively, vested with a weighted-average fair value of $25.68, $22.89 and $18.42, respectively. The total intrinsic value of stock options exercised during 2009, 2008 and 2007 was $23.2 million, $72.0 million and $101.0 million, respectively.

Cash received from stock option exercises for the years ended December 31, 2009, 2008 and 2007 was $23.3 million, $49.8 million and $66.1 million, respectively. The actual tax benefit realized for the tax deductions from option exercises was $7.1 million, $24.5 million and $36.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock—Restricted stock awards entitle employees to voting and dividend rights. Certain restricted stock awards have performance features. Restricted stock grants have requisite service periods of between four to seven years. Compensation expense related to restricted stock was $13.6 million, $12.2 million and $9.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. At December 31, 2009, there were approximately $38.0 million of total unrecognized compensation costs related to nonvested restricted stock awards. These costs are expected to be recognized over a weighted-average period of approximately three years. The activity in the nonvested restricted stock awards for the year ended December 31, 2009 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding - January 1	745,693	$77.29
Granted	279,797	81.68
Vested	(154,984)	58.51
Forfeited	(8,367)	83.34

Outstanding - December 31	862,139	$81.92

Restricted Stock Units—Restricted stock units have requisite service periods of between four and seven years. No voting or dividend rights are associated with these grants until the underlying shares are issued upon vesting. Compensation expense related to these awards was $4.9 million, $3.4 million and $2.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. At December 31, 2009, there were approximately $18.8 million of total unrecognized compensation costs related to nonvested restricted stock unit awards. These costs are expected to be recognized over a weighted-average period of approximately four years. The activity in the nonvested restricted stock unit awards for the year ended December 31, 2009 is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding - January 1	538,797	$66.90
Granted	166,293	78.23
Vested	(71,505)	48.66
Forfeited	(59,567)	74.19

Outstanding - December 31	574,018	$71.69

Other Stock-Based Awards—The company may grant stock awards to directors. Shares are generally distributed to a director in his or her year of election and vest on a pro rata basis in each year of his or her term, although additional awards may be granted with other terms. The fair value of these awards is charged to compensation expense over the directors’ terms. Restrictions limit the sale or transfer of these awards until the awarded stock vests and until an additional two-year period lapses. There are voting and dividend rights associated with these awards. Compensation expense related to these stock awards was $0.8 million, $0.9 million and $0.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. At December 31, 2009, there were approximately $0.4 million of total unrecognized compensation costs related to nonvested other stock-based awards. These costs are expected to be recognized over a weighted-average period of approximately two years. At December 31, 2009 and 2008, nonvested other stock-based awards of 15,200 and 12,400 shares, respectively, were outstanding.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management Stock Purchase Program—The company maintains a management stock purchase program under the 2003 Plan (together with a predecessor stock purchase plan, the “MSPP”). Under the MSPP, employees at a specified level may purchase, with their eligible annual bonus, common stock units at a 30% discount from the lower of the price of the common stock on July 1 of the previous year or on the date of purchase, which occurs on the date bonuses are approved by the Board of Directors. Employees make an election on or before June 30 of the previous year as to the percentage of their eligible annual bonus that will be used to purchase common stock units under the MSPP. The company’s predecessor plan provided for the purchase of shares of the company’s common stock. Employees are required to utilize at least 25% of their eligible annual bonuses to purchase common stock units under the MSPP to the extent they have not satisfied certain stock ownership guidelines. MSPP shares or units are restricted from sale or transfer for four years from the purchase date. Only shares or units corresponding to the 30% discount are forfeited if the employee’s employment terminates prior to the end of the four-year vesting period. Dividends or dividend-equivalents are paid on MSPP shares or units, and the participant has the right to vote all MSPP shares. The activity in the MSPP for the year ended December 31, 2009 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding - January 1	220,433	$59.03
Purchased	56,123	32.53
Vested	(75,050)	64.68
Forfeited	(7,344)	41.76

Outstanding - December 31	194,162	$49.84

The company uses the Black-Scholes model, as a result of the option-like features of the MSPP, to estimate the expense associated with anticipated MSPP purchases. Compensation expense is recognized over a period that will end four years after purchase. The assumptions used for the following years ended December 31 are:

	2009	2008	2007
Dividend yield	0.8%	0.7%	0.7%
Risk-free interest rate	0.35%	2.21%	4.97%
Expected life in years	0.6	0.6	0.6
Expected volatility	27%	24%	22%
Fair value	$28.20	$32.53	$30.87

Compensation expense related to this program was $7.3 million, $7.4 million and $7.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. At December 31, 2009, there were approximately $5.6 million of total unrecognized compensation costs related to nonvested MSPP shares and units. These costs are expected to be recognized over a weighted-average period of approximately two years.

Employee Stock Purchase Plan—Under the 1998 Employee Stock Purchase Plan of C. R. Bard, Inc. (“ESPP”), domestic employees and certain foreign employees can purchase Bard stock at a 15% discount to the lesser of the market price on the beginning or ending date of the six-month periods ending June 30 and December 31 of each year. Participants may elect to make after tax payroll deductions of 1% to 10% of compensation as defined by the plan up to a maximum of $25,000 per year. The ESPP is intended to meet the requirements of Section 423 of the Internal Revenue Code of 1986, as amended. At December 31, 2009, 328,421 shares were available for purchase under the ESPP. Employee payroll deductions are for six-month periods beginning each January 1 and July 1. Shares of the company’s common stock are purchased on June 30 or December 31 or the following business day, unless either the purchase of such shares was delayed at the election of the participant or the participant’s employment was terminated. Purchased shares are restricted for sale or

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transfer for a six-month period. All participant funds received prior to the ESPP purchase dates are held as company liabilities without interest or other increment. No dividends are paid on employee contributions until shares are purchased.

The company values the ESPP purchases utilizing the Black-Scholes model. The weighted average assumptions used for the following years ended December 31 are:

	2009	2008	2007
Dividend yield	0.8%	0.7%	0.7%
Risk-free interest rate	0.30%	2.85%	5.02%
Expected life in years	0.5	0.5	0.5
Expected volatility	32%	23%	22%
Fair value	$18.74	$19.41	$17.98

Compensation expense related to this plan was $2.5 million, $2.3 million and $1.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. For the years ended December 31, 2009 and 2008, employees purchased 147,683 and 127,621 shares, respectively.

12. Pension and Other Postretirement Benefit Plans

Defined Benefit Pension Plans

The company has both tax-qualified and nonqualified, noncontributory defined benefit pension plans that together cover substantially all domestic and certain foreign employees. These plans provide benefits based upon a participant’s compensation and years of service. The nonqualified plans are made up of the following arrangements: a nonqualified supplemental deferred compensation arrangement; and a nonqualified excess pension deferred compensation arrangement (“nonqualified plans”). The nonqualified supplemental deferred compensation arrangement provides supplemental income to key executives of the company. The benefit is determined by the accumulation of an account balance that results from a percentage of pay credit and interest. No deferrals of pay are required from participants. The balance is paid to a participant after retirement over a 15-year period. The nonqualified excess pension deferred compensation arrangement provides benefits to key employees that cannot be provided by the qualified plan due to IRS limitations.

The company amended certain of its foreign tax qualified pension plans to provide that new hires, as of October 1, 2009 or later, will no longer be eligible to participate in the company’s defined benefit plan. As a result, the company established a defined contribution plan for new hires beginning October 1, 2009. This amendment did not have a material impact on the net pension cost of the company.

The company adopted FASB guidance to measure plan assets and benefit obligations as of the date of the company’s fiscal year-end 2008. The impact of this measurement date change reduced retained earnings by $3.0 million and increased accumulated other comprehensive (loss) income by $0.6 million at December 31, 2008.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The change in benefit obligation, change in fair value of plan assets and funded status for the plans are as follows:

	2009	2008
(dollars in millions)
Benefit obligation - beginning	$284.1	$294.5
Service cost	20.6	19.4
Interest cost	17.4	17.3
Actuarial loss (gain)	39.8	(18.9)
Benefits paid	(17.5)	(24.7)
Change in measurement date	—	8.3
Currency/other	4.2	(11.8)

Benefit obligation - ending	$348.6	$284.1

Fair value - beginning	$181.0	$242.2
Actual return on plan assets	44.5	(68.2)
Company contributions	26.7	43.7
Benefits paid	(17.5)	(24.7)
Currency/other	4.4	(12.0)

Fair value - ending	$239.1	$181.0

Funded status of the plans, December 31	$(109.5)	$(103.1)

Foreign benefit plan assets at fair value included in the preceding table were $51.5 million and $37.5 million at December 31, 2009 and 2008, respectively. The foreign pension plan benefit obligations included in this table were $58.9 million and $35.8 million at December 31, 2009 and 2008, respectively. The benefit obligation for nonqualified plans also included in this table were $51.9 million and $46.2 million at December 31, 2009 and 2008, respectively. The nonqualified plans are generally not funded.

At December 31, 2009 and 2008, the accumulated benefit obligation for all pension plans was $297.4 million and $248.8 million, respectively. At December 31, 2009 and 2008, the accumulated benefit obligation for foreign pension plans was $47.6 million and $29.3 million, respectively. The nonqualified plans accumulated benefit obligation were $47.4 million and $42.3 million at December 31, 2009 and 2008, respectively.

For pension plans with benefit obligations in excess of plan assets at December 31, 2009 and 2008, the fair value of plan assets was $239.1 million and $147.2 million, respectively, and the benefit obligation was $348.6 million and $253.9 million, respectively. For pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2009 and 2008, the fair value of plan assets was $187.5 million and $143.5 million, respectively, and the accumulated benefit obligation was $249.9 million and $219.4 million, respectively.

Amounts recognized in accumulated other comprehensive loss at December 31 consisted of:

	2009	2008
(dollars in millions)
Net loss	$139.0	$125.3
Prior service cost	0.1	0.2

Before tax amount	$139.1	$125.5

After tax amount	$89.1	$79.8

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The change in net loss in the above table included net losses of $16.7 million and $70.4 million (approximately $11.5 million and $44.4 million after tax) arising during the years ended December 31, 2009 and 2008, respectively.

Amounts recognized in the consolidated balance sheets at December 31 consisted of:

	2009	2008
(dollars in millions)
Other assets	$—	$3.5
Accrued compensation and benefits	(2.8)	(2.6)
Other long-term liabilities	(106.7)	(104.0)

Net amount recognized	$(109.5)	$(103.1)

The estimated net actuarial loss for pension benefits that will be amortized from accumulated other comprehensive loss into net pension cost over the next fiscal year is expected to be $7.0 million.

The components of net periodic benefit cost for the following years ended December 31 are:

	2009	2008	2007
(dollars in millions)
Service cost, net of employee contributions	$19.9	$18.5	$18.1
Interest cost	17.4	17.3	15.5
Expected return on plan assets	(20.4)	(19.6)	(17.6)
Amortization of net loss	3.1	3.8	5.5
Amortization of prior service cost	0.1	0.1	0.2
Settlement	—	—	0.2

Net periodic pension cost	$20.1	$20.1	$21.9

The net pension cost attributable to foreign plans included in the above table were $1.2 million, $2.8 million and $4.2 million in 2009, 2008 and 2007, respectively.

The weighted average assumptions used in determining pension plan information for the following years ended December 31 are:

	2009	2008	2007

Net Cost
Discount rate	6.32%	6.16%	5.60%
Expected return on plan assets	8.10%	8.16%	8.20%
Rate of compensation increase	4.27%	4.33%	4.26%

Benefit Obligation
Discount rate	5.62%	6.32%	6.16%
Rate of compensation increase	4.35%	4.27%	4.33%

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

Plan Assets - On December 31, 2009, the company adopted new FASB guidance on employers’ disclosures about postretirement benefit plan assets. This new guidance requires additional disclosures about plan assets including how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, and significant concentrations of risk within plan assets.

Plan assets consist of a diversified portfolio of equity securities, fixed income securities and cash equivalents. The company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by exceeding the interest growth in plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. This consideration involves the use of long-term measures that address both return and risk and are not impacted significantly by short-term fluctuations. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments include a diversified mix of growth, value and small and large capitalization securities. Investment risks and returns are measured and monitored on an ongoing basis through quarterly investment portfolio reviews.

The weighted average target asset allocations for the plans at December 31, are as follows:

	Target Allocation
	2009	2008
Asset Categories
Equity securities	60.8%	60.7%
Fixed income securities	33.4%	33.3%
Cash and other	5.8%	6.0%

Total	100.0%	100.0%

Due to short-term fluctuations in asset performance, allocation percentages may temporarily deviate from these target allocation percentages before a rebalancing occurs. Cash investment balances are targeted at five percent of plan assets and are used to satisfy benefit disbursement requirements and will vary throughout the year.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes fair value measurements of plan assets at December 31, 2009:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
(dollars in millions)
Cash and cash equivalents	$—	$4.0	$—	$4.0
Equity securities:
U.S. large-cap	—	62.3	—	62.3
U.S. mid-cap	20.5	—	—	20.5
U.S. small-cap	23.8	—	—	23.8
Foreign	17.1	27.2	—	44.3
Fixed income securities:
Diversified bond fund(1)	—	60.3	—	60.3
Mortgage-backed securities	—	5.7	—	5.7
Foreign government bonds	—	6.9	—	6.9
Foreign corporate notes and bonds	—	6.7	—	6.7
Guaranteed insurance contracts	—	4.6	—	4.6

Total plan assets	$61.4	$177.7	$—	$239.1

(1)	Diversified bond fund consists of U.S. Treasury bonds, mortgage backed securities, and corporate bonds.

Plan assets categorized as Level 2 primarily consist of commingled funds and mortgage-backed securities. These securities are valued using other inputs, such as net asset values provided by the fund administrators or by dealer quotes for similarly-rated instruments that are observable or that can be corroborated by observable market data for substantially the remaining term of the plan instruments.

Funding Policy and Expected Contributions - The company’s objective in funding its domestic tax-qualified plan is to accumulate funds sufficient to provide for all benefits and to satisfy the minimum contribution requirements of ERISA. Outside the United States, the company’s objective is to fund the international retirement costs over time within the limits of minimum requirements and allowable tax deductions. The company’s annual funding decisions also consider the relationship between the returns on each asset compared to the plan’s corresponding expense and consider the relationship between each tax-qualified plan’s benefit obligation and its corresponding funded status. The company will consider the factors identified above in determining its 2010 pension funding. While the company does not expect it will be required to fund any of its pension plans in 2010, it expects to make discretionary contributions of approximately $25.0 million to its qualified plans.

The expected benefit payments are as follows:

(dollars in millions)
2010	$23.0
2011	21.5
2012	24.2
2013	28.0
2014	38.2
2015 through 2019	159.5

Defined Contribution Retirement Plans

All domestic employees of the company not covered by a collective bargaining agreement who have been scheduled for 1,000 hours of service are eligible to participate in the company’s defined contribution plan. The amounts charged to income for this plan amounted to $9.3 million, $8.4 million and $7.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. Outside the United States, the company maintains

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

defined contribution plans and small pension arrangements that are typically funded with insurance products. These arrangements had a total 2009 expense of $1.8 million. In addition, the company maintains a long-term deferred compensation arrangement for directors that allows deferral of the annual retainer and meeting fees at the director’s election. The company annually accrues for long-term compensation, which is paid out upon the director’s retirement from the board. The total 2009 expense for these arrangements was not material.

Other Postretirement Benefit Plan

The company does not provide subsidized postretirement healthcare benefits and life insurance coverage except for a limited number of former employees. As this plan is unfunded, contributions are made as benefits are incurred.

The change in the benefit obligation is as follows:

	2009	2008
(dollars in millions)
Benefit obligation at January 1	$10.1	$10.1
Interest cost	0.6	0.6
Participant’s contributions	0.1	0.1
Actuarial loss (gain)	(0.4)	0.6
Benefits paid	(0.9)	(1.3)

Benefit obligation at December 31	$9.5	$10.1

Amounts recognized in accumulated other comprehensive loss at December 31 consisted of:

	2009	2008
(dollars in millions)
Net loss	$3.4	$4.0

After tax amount	$2.1	$2.4

The estimated net actuarial loss for other postretirement benefits that will be amortized from accumulated other comprehensive loss into net benefit cost over the next fiscal year is expected to be $0.2 million.

The net periodic benefit cost was $0.8 million, $0.9 million and $0.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

13. Other (Income) Expense, Net

The components of other (income) expense, net for the following years ended December 31 are:

	2009	2008	2007
(dollars in millions)
Interest income	$(3.6)	$(16.5)	$(30.7)
Foreign exchange (gains) losses	(1.5)	7.1	(0.8)
Restructuring	15.4	—	—
Asset dispositions	7.2	36.8	—
Insurance settlements, net	7.0	—	—
Other, net	6.0	2.0	(0.8)

Total other (income) expense, net	$30.5	$29.4	$(32.3)

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest income - In 2009, interest income was approximately $3.6 million compared to approximately $16.5 million and $30.7 million in 2008 and 2007, respectively. The decrease in 2009 and 2008 was primarily due to lower global interest rates.

Restructuring - See Note 3 of the notes to consolidated financial statements.

Asset dispositions - In 2009, the amount reflected non-cash charges for asset write-offs primarily related to the company’s decision to discontinue a hernia repair xenograft device. In 2008, the amount reflects a non-cash charge related to the write-off of certain assets as a result of the company’s decision to discontinue the sale of the Salute II hernia fixation device. See Note 2 of the notes to consolidated financial statements.

Insurance settlements, net - In 2009, the amount reflected a charge for an insurance settlement, partially offset by an unrelated insurance recovery. See Note 10 of the notes to consolidated financial statements.

Other, net - In 2009, the amount reflected contract termination costs of $3.2 million. See Note 2 to the notes of the consolidated financial statements.

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

	2009	2008	2007
(dollars in millions)
Net sales
United States	$1,759.2	$1,661.3	$1,520.6
Europe	471.7	502.2	420.3
Japan	126.5	121.7	112.4
Other	177.5	166.9	148.7

	$2,534.9	$2,452.1	$2,202.0

Long-lived assets
United States	$339.7	$348.1	$342.5
Europe	55.4	54.8	64.6
Other	8.8	8.0	9.0

	$403.9	$410.9	$416.1

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total net sales by disease state for the following years ended December 31 are:

	2009	2008	2007
(dollars in millions)
Vascular	$681.5	$643.1	$539.6
Urology	700.3	708.5	658.9
Oncology	678.7	646.6	558.6
Surgical Specialties	387.8	368.2	363.5
Other	86.6	85.7	81.4

	$2,534.9	$2,452.1	$2,202.0

15. Unaudited Interim Financial Information

2009	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
(dollars in millions except per share amounts)
Net sales	$596.4	$624.6	$637.0	$676.9	$2,534.9
Cost of goods sold	224.3	238.6	240.9	255.2	959.0
Income from operations before income taxes	159.1	163.8	185.2	163.4	671.5
Net income attributable to common shareholders	112.5	112.2	129.5	105.9	460.1
Basic earnings per share available to common shareholders	1.12	1.13	1.32	1.09	4.66
Diluted earnings per share available to common shareholders	1.10	1.11	1.31	1.08	4.60

For the first quarter 2009, other (income) expense, net included a restructuring charge of $9.8 million pre-tax. This item decreased net income attributable to common shareholders by $6.5 million, or $0.07 diluted earnings per share available to common shareholders.

For the second quarter 2009, research and development expense included an acquisition related item consisting of a purchased R&D charge of $2.3 million. In addition, other (income) expense, net included a non-cash charge of $4.5 million for an asset write-off and a restructuring charge of $5.6 million. These items decreased net income attributable to common shareholders by $10.5 million, or $0.10 diluted earnings per share available to common shareholders.

For the fourth quarter of 2009, research and development expense included an acquisition related item consisting of a purchased R&D charge of $13.4 million. In addition, other (income) expense, net included insurance settlements, net, of $7.0 million, an acquisition related item consisting of contract termination costs of $3.2 million, and an asset disposition of $2.7 million. The income tax provision increased $2.1 million resulting from a tax assessment that related to prior periods. These items decreased net income attributable to common shareholders by $29.7 million, or $0.30 diluted earnings per share available to common shareholders.

2008	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
(dollars in millions except per share amounts)
Net sales	$584.0	$617.1	$616.8	$634.2	$2,452.1
Cost of goods sold	225.2	242.9	238.6	242.6	949.3
Income from operations before income taxes	105.1	119.6	161.3	166.7	552.7
Net income attributable to common shareholders	78.0	77.9	111.2	149.4	416.5
Basic earnings per share available to common shareholders(A)	0.77	0.77	1.10	1.48	4.13
Diluted earnings per share available to common shareholders	0.75	0.76	1.08	1.46	4.05

(A)	Total per share amounts may not add due to rounding.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the first quarter of 2008, research and development expense included acquisition related adjustments consisting of purchased R&D charges of $49.3 million primarily associated with the acquisition of the LifeStent® family of stents from Edwards LifeSciences. These items decreased net income attributable to common shareholders by $31.1 million after tax or $0.30 diluted earnings per share available to common shareholders.

For the second quarter of 2008, other (income) expense, net included a non-cash charge of $36.8 million for the write-off of assets related to the Salute II hernia fixation device. This item decreased net income attributable to common shareholders by $34.9 million after tax or $0.34 diluted earnings per share available to common shareholders.

For the third quarter of 2008, other (income) expense, net included $1.3 million of reorganization costs and a $0.7 million gain related to the sale of an asset. In addition, an increase to the income tax provision of $1.0 million was included due to a tax-related interest adjustment. These items decreased net income attributable to common shareholders by $1.2 million after tax or $0.01 diluted earnings per share available to common shareholders.

For the fourth quarter of 2008, a reduction in income tax of $28.3 million was included as a result of the completion of the IRS examination for the tax years of 2003 and 2004. This item increased net income attributable to common shareholders by $28.3 million after tax or $0.28 diluted earnings per share available to common shareholders.

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

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of December 31, 2009. Based upon that evaluation, as of December 31, 2009, the company’s Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) provide reasonable assurance that the disclosure controls and procedures are effective as of December 31, 2009 to accomplish their objectives. There have been no changes in internal control over financial reporting for the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting is included in Item 8 and is incorporated herein by reference.

Item 9B. Other Information

None.

C. R. BARD, INC. AND SUBSIDIARIES

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to Directors of the company is incorporated herein by reference to the material contained under the heading “Proposal No. 1 — Election of Directors” in the company’s definitive Proxy Statement for its 2010 annual meeting of shareholders.

Information with respect to Executive Officers of the company begins on page I-14 of this filing and is incorporated by reference into this Item.

The information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the company’s definitive Proxy Statement for its 2010 annual meeting of shareholders is incorporated herein by reference.

The information contained under the caption “Corporate Governance — The Board of Directors and Committees of the Board” in the company’s definitive Proxy Statement for its 2010 annual meeting of shareholders is incorporated herein by reference.

Code of Ethics

The company has adopted, and has posted on its website at www.crbard.com, a Code of Ethics for Senior Financial Officers that applies to the company’s chief executive officer, chief financial officer and controller. To the extent required, the company intends to disclose any amendments to, or waivers from, the Code of Ethics on the website set forth above.

Item 11. Executive Compensation

The information contained under the captions “Executive Officer Compensation,” “Director Compensation,” “Corporate Governance — The Board of Directors and Committees of the Board — Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the company’s definitive Proxy Statement for its 2010 annual meeting of shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the captions “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and “Equity Compensation Plan Information” in the company’s definitive Proxy Statement for its 2010 annual meeting of shareholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under the captions “Related Person Transactions” and “Corporate Governance — Director Independence” in the company’s definitive Proxy Statement for its 2010 annual meeting of shareholders is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information contained under the caption “Proposal No. 3 — Ratification of the Appointment of KPMG LLP as Independent Registered Public Accounting Firm” in the company’s definitive Proxy Statement for its 2010 annual meeting of shareholders is incorporated herein by reference.

III-1

C. R. BARD, INC. AND SUBSIDIARIES

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)

l. Financial Statements. See Index to Consolidated Financial Statements at Item 8, page II-19 of this report.

2. Financial Statement Schedules.

Schedule II. Valuation and Qualifying Accounts for the years ended December 31, 2009, 2008 and 2007 (dollars in millions).

	Balance Beginning of Year	Charges to Costs and Expenses	Deductions(1)	Balance End of Year
Year Ended December 31, 2009
Allowance for inventory obsolescence	$22.7	$16.1	$(12.4)	$26.4
Allowance for doubtful accounts	10.4	1.3	(2.0)	9.7

Totals	$33.1	$17.4	$(14.4)	$36.1

	Balance Beginning of Year	Charges to Costs and Expenses	Deductions(1)	Balance End of Year
Year Ended December 31, 2008
Allowance for inventory obsolescence	$23.0	$12.5	$(12.8)	$22.7
Allowance for doubtful accounts	15.6	1.0	(6.2)	10.4

Totals	$38.6	$13.5	$(19.0)	$33.1

	Balance Beginning of Year	Charges to Costs and Expenses	Deductions(1)	Balance End of Year
Year Ended December 31, 2007
Allowance for inventory obsolescence	$19.9	$9.8	$(6.7)	$23.0
Allowance for doubtful accounts	15.7	1.5	(1.6)	15.6

Totals	$35.6	$11.3	$(8.3)	$38.6

(1)	Includes writeoffs and the impact of foreign currency exchange rates.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

C. R. BARD, INC. AND SUBSIDIARIES

3. Exhibits

Number

3b	Registrant’s Bylaws amended as of December 10, 2004, filed as Exhibit 3b to the company’s December 31, 2004 Annual Report on Form 10-K, is incorporated herein by reference.

3c	Registrant’s Restated Certificate of Incorporation, as amended, as of June 11, 2008, filed as Exhibit 3c to the company’s June 16, 2008 Form 8-K, is incorporated herein by reference.

4b	Form of Indenture, dated as of December 1, 1996 between C. R. Bard, Inc. and The Chase Manhattan Bank, N.A., as trustee, filed as Exhibit 4.1 to the company’s Registration Statement on Form S-3, File No. 333-05997, is incorporated herein by reference.

10f*	C. R. Bard, Inc. Agreement and Plans Trust amended and restated as of September 29, 2004, filed as Exhibit 10f to the company’s December 31, 2004 Annual Report on Form 10-K, is incorporated herein by reference.

10l*	C. R. Bard, Inc. Supplemental Executive Retirement Plan, as of July 13, 1988, filed as Exhibit 10p to the company’s December 31, 1993 Annual Report on Form 10-K, is incorporated herein by reference.

10q*	1993 Long Term Incentive Plan of C. R. Bard, Inc., as amended effective October 9, 2002, filed as Exhibit 10q to the company’s September 30, 2002 Form 10-Q, is incorporated herein by reference.

10z*	C. R. Bard, Inc. Management Stock Purchase Plan, amended and restated as of July 10, 2002, filed as Exhibit 10z to the company’s December 31, 2002 Annual Report on Form 10-K, is incorporated herein by reference.

10at*	Letter agreement entered into by the company with John H. Weiland dated December 12, 1995, filed as Exhibit 10at to the company’s December 31, 2004 Annual Report on Form 10-K, is incorporated herein by reference.

10ba*	Form of Stock Option Agreement under the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc., filed as Exhibit 10ba to the company’s June 30, 2005 Form 10-Q, is incorporated herein by reference.

10bb*	Stock Equivalent Plan for Outside Directors of C. R. Bard, Inc. (as Amended and Restated), effective as of June 8, 2005, filed as Exhibit 10bb to the company’s June 30, 2005 Form 10-Q, is incorporated herein by reference.

10bd*	Form of Restricted Stock Award Agreement under the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc., filed as Exhibit 10bd to the company’s September 30, 2005 Form 10-Q, is incorporated herein by reference.

10be*	Form of Supplemental Insurance/Retirement Plan Agreement (as Amended and Restated) between the company and its executive officers, including each of its named executive officers, filed as Exhibit 10be to the company’s September 30, 2005 Form 10-Q, is incorporated herein by reference.

10bf*	Form of Amended and Restated Change of Control Agreement between the company and its executive officers, including each of its named executive officers, filed as Exhibit 10bf to the company’s September 30, 2005 Form 10-Q, is incorporated herein by reference.

C. R. BARD, INC. AND SUBSIDIARIES

Number

10bj*	2005 Directors’ Stock Award Plan of C. R. Bard, Inc. (as Amended and Restated), filed as Exhibit 10bj to the company’s March 31, 2006 Form 10-Q, is incorporated herein by reference.

10bk*	1998 Employee Stock Purchase Plan of C. R. Bard, Inc. (as Amended and Restated), filed as Exhibit 10bk to the company’s March 31, 2006 Form 10-Q, is incorporated herein by reference.

10bm*	Form of Stock Option Agreement under the company’s 2003 Long Term Incentive Plan, filed as Exhibit 10bm to the company’s December 31, 2006 Annual Report on Form 10-K/A, is incorporated herein by reference.

10bn	Amended and Restated Credit Agreement, dated as of June 28, 2007, among C. R. Bard, Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC (as Joint Lead Arrangers and Joint Bookrunners), JPMorgan Chase Bank, N.A. (as Administrative Agent), Bank of America, N.A. (as Syndication Agent) and Barclays Bank PLC, UBS Loan Finance LLC and Wachovia Bank, N.A. (each as Documentation Agents), filed as Exhibit 10bn to the company’s July 3, 2007 Form 8-K, is incorporated herein by reference.

10bo*	Form of Restricted Stock Agreement under the company’s 2003 Long Term Incentive Plan, filed as Exhibit 10bo of the company’s December 31, 2007 Annual Report on Form 10-K, is incorporated herein by reference.

10bp*	Management Stock Purchase Program Elective and Premium Share Units Terms and Conditions (as Amended and Restated), under the company’s 2003 Long Term Incentive Plan, filed as Exhibit 10bp to the company’s December 31, 2007 Annual Report on Form 10-K, is incorporated herein by reference.

10bq*	Form of Deferred Compensation Contract, Deferral of Directors’ Fees of C. R. Bard, Inc. (as Amended and Restated) filed as Exhibit 10bq of the company’s December 31, 2007 Annual Report on Form 10-K, is incorporated herein by reference.

10bt*	Form of Aircraft Time Sharing Agreement between the company and certain of its named executive officers, filed as Exhibit 10bt to the company’s September 30, 2008 Form 10-Q, is incorporated herein by reference.

10bu*	Executive Bonus Plan of C. R. Bard, Inc., effective as of January 1, 2009, filed as Exhibit 10bu to the company’s December 31, 2008 Annual Report on Form 10-K, is incorporated herein by reference.

10bv*	2003 Long Term Incentive Plan of C. R. Bard, Inc. (as Amended and Restated), filed as Exhibit 10bv to the company’s April 16, 2009 Form 8-K, is incorporated herein by reference.

12.1	Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

99	Form of indemnity agreement between the company and each of its directors and officers, filed as Exhibit 99 to the company’s December 31, 1993 Annual Report on Form 10-K, is incorporated herein by reference.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

C. R. BARD, INC. AND SUBSIDIARIES

Number

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Each of these exhibits listed under the number 10 constitutes a management contract or a compensatory plan or arrangement.

All other exhibits are not applicable.

C. R. BARD, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C. R. BARD, INC. (Registrant)

Date: February 25, 2010	By:	/S/ TODD C. SCHERMERHORN
Todd C. Schermerhorn
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ TIMOTHY M. RING Timothy M. Ring	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2010

/S/ JOHN H. WEILAND John H. Weiland	President and Chief Operating Officer and Director	February 25, 2010

/S/ TODD C. SCHERMERHORN Todd C. Schermerhorn	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2010

/S/ FRANK LUPISELLA JR. Frank Lupisella Jr.	Vice President and Controller (Principal Accounting Officer)	February 25, 2010

/S/ DAVID M. BARRETT David M. Barrett	Director	February 25, 2010

/S/ MARC C. BRESLAWSKY Marc C. Breslawsky	Director	February 25, 2010

/S/ T. KEVIN DUNNIGAN T. Kevin Dunnigan	Director	February 25, 2010

/S/ HERBERT L. HENKEL Herbert L. Henkel	Director	February 25, 2010

/S/ JOHN C. KELLY John C. Kelly	Director	February 25, 2010

/S/ THEODORE E. MARTIN Theodore E. Martin	Director	February 25, 2010

/S/ GAIL K. NAUGHTON Gail K. Naughton	Director	February 25, 2010

/S/ TOMMY G. THOMPSON Tommy G. Thompson	Director	February 25, 2010

/S/ ANTHONY WELTERS Anthony Welters	Director	February 25, 2010

/S/ TONY L. WHITE Tony L. White	Director	February 25, 2010