Form 10-Q
period 2010-03-31
BARD C R INC /NJ/
filed 2010-04-26
CIK 9892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2010
Common Stock - $0.25 par value	95,097,102

C. R. BARD, INC. AND SUBSIDIARIES

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands except per share amounts, unaudited)

	Three Months Ended March 31,
	2010	2009
Net sales	$650,800	$596,400

Costs and expenses:
Cost of goods sold	252,700	224,300
Marketing, selling and administrative expense	179,700	164,300
Research and development expense	40,600	36,400
Interest expense	2,900	3,000
Other (income) expense, net	(100)	9,300

Total costs and expenses	475,800	437,300

Income from operations before income taxes	175,000	159,100

Income tax provision	53,800	45,900

Net income	121,200	113,200
Net income attributable to noncontrolling interest	300	700

Net income attributable to common shareholders	$120,900	$112,500

Basic earnings per share available to common shareholders	$1.25	$1.12

Diluted earnings per share available to common shareholders	$1.24	$1.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands except share and per share amounts, unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$720,400	$674,400
Short-term investments	13,400	—
Accounts receivable, less allowances of $8,600 and $9,700, respectively	430,800	442,100
Inventories	279,100	295,400
Short-term deferred tax assets	48,600	46,500
Other current assets	33,300	33,400

Total current assets	1,525,600	1,491,800

Property, plant and equipment, at cost	602,700	607,000
Less accumulated depreciation and amortization	277,500	273,900

Net property, plant and equipment	325,200	333,100
Goodwill	500,600	507,400
Other intangibles assets, net	392,800	406,400
Deferred tax assets	104,900	97,400
Other assets	73,100	70,800

Total assets	$2,922,200	$2,906,900

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$54,900	$50,800
Accrued compensation and benefits	67,900	98,000
Accrued expenses	91,400	117,500
Income taxes payable	50,000	15,400

Total current liabilities	264,200	281,700

Long-term debt	149,800	149,800
Other long-term liabilities	259,100	249,500
Deferred income taxes	20,200	20,000
Commitments and contingencies
Shareholders’ investment:
Preferred stock, $1 par value, authorized 5,000,000 shares; none issued
Common stock, $0.25 par value, authorized 600,000,000 shares; issued and outstanding 95,097,102 shares at March 31, 2010 and 95,917,095 shares at December 31, 2009	23,800	24,000
Capital in excess of par value	1,095,000	1,060,900
Retained earnings	1,156,700	1,133,400
Accumulated other comprehensive loss	(59,200)	(24,700)
Noncontrolling interest	12,600	12,300

Total shareholders’ investment	2,228,900	2,205,900

Total liabilities and shareholders’ investment	$2,922,200	$2,906,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT

(dollars in thousands except share amounts, unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comp. (Loss)/Inc.	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2009	95,917,095	$24,000	$1,060,900	$1,133,400	$(24,700)	$12,300	$2,205,900
Net income				120,900		300	121,200
Change in derivative instruments designated as cash flow hedges (net of $1,200 taxes)					2,700		2,700
Foreign currency translation adjustment					(38,400)		(38,400)
Amortization of items included in net periodic benefit cost (net of $600 taxes)					1,200		1,200

Total comprehensive income							86,700
Issuance of common stock	380,007	100	15,200				15,300
Share-based compensation			14,600				14,600
Purchase of common stock	(1,200,000)	(300)		(97,600)			(97,900)
Tax benefit relating to share-based compensation plans			4,300				4,300

Balance at March 31, 2010	95,097,102	$23,800	1,095,000	$1,156,700	$(59,200)	$12,600	$2,228,900

Balance at December 31, 2008	99,393,020	$24,800	$966,600	$1,080,200	$(94,400)	$11,000	$1,988,200
Net income				112,500		700	113,200
Change in derivative instruments designated as cash flow hedges (net of $— taxes)					(1,000)		(1,000)
Foreign currency translation adjustment					(9,600)		(9,600)
Amortization of items included in net periodic benefit cost (net of $400 taxes)					500		500

Total comprehensive income							103,100
Issuance of common stock	334,027	100	7,900				8,000
Share-based compensation			14,100				14,100
Purchase of common stock	(425,000)	(100)		(36,300)			(36,400)
Tax benefit relating to share-based compensation plans			4,600				4,600

Balance at March 31, 2009	99,302,047	$24,800	$993,200	$1,156,400	$(104,500)	$11,700	$2,081,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$121,200	$113,200
Adjustments to reconcile income to derive net cash provided from operating activities, net of acquired businesses:
Depreciation and amortization	24,300	22,500
Restructuring charge, net of payments	—	9,800
Deferred income taxes	(9,700)	400
Share-based compensation	14,700	14,200
Inventory reserves and provision for doubtful accounts	3,100	4,100
Other noncash items	(500)	(200)
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(2,700)	17,300
Inventories	3,600	(19,500)
Current liabilities	(20,700)	(34,400)
Taxes	39,200	35,800
Other, net	8,900	7,700

Net cash provided by operating activities	181,400	170,900

Cash flows from investing activities:
Capital expenditures	(9,200)	(11,100)
Change in short-term investments, net	(13,400)	—
Payments made for purchases of businesses, net of cash acquired	—	(27,000)
Payments made for intangibles	(500)	(2,200)

Net cash used in investing activities	(23,100)	(40,300)

Cash flows from financing activities:
Proceeds from exercises under share-based compensation plans, net	6,700	—
Excess tax benefit relating to share-based compensation plans	4,100	3,500
Purchase of common stock	(97,900)	(36,400)
Dividends paid	(16,500)	(16,100)

Net cash used in financing activities	(103,600)	(49,000)

Effect of exchange rate changes on cash and cash equivalents	(8,700)	(6,500)

Increase in cash and cash equivalents during the period	46,000	75,100

Balance at January 1	674,400	592,100

Balance at March 31	$720,400	$667,200

Supplemental cash flow information
Cash paid for:
Interest	$400	$500
Income taxes	20,000	6,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of C. R. Bard, Inc. and its subsidiaries (the “company” or “Bard”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in C. R. Bard, Inc.’s 2009 Annual Report on Form 10-K. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in C. R. Bard, Inc.’s 2009 Annual Report on Form 10-K. The preparation of these financial statements requires the company to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities at the date of the financial statements. These financial statements include all normal and recurring adjustments necessary for a fair presentation. The accounts of most foreign subsidiaries are consolidated as of and for the quarters ended February 28, 2010 and February 28, 2009 and as of November 30, 2009. No events occurred related to these foreign subsidiaries during the months of March 2010, March 2009 (other than the impact of the restructuring activities outside the United States), or December 2009 that materially affected the financial position or results of operations of the company. The results for the interim period presented are not necessarily indicative of the results expected for the year.

2. Acquisition

On April 12, 2010, the company acquired all of the outstanding stock of FlowCardia, Inc. (“FlowCardia”), a privately-held company engaged in the design and manufacture of endovascular products used in the treatment of chronic total occlusions (“CTOs”), for total consideration of approximately $80 million. FlowCardia’s products will complement Bard’s percutaneous transluminal angioplasty products and peripheral stents. FlowCardia’s Crosser® product line of clinically-proven catheters deliver vibrational energy, enabling physicians to cross CTOs and allow for subsequent therapies, such as balloon angioplasty and stent implantation. Due to the timing of the acquisition, the company has not yet completed the initial purchase accounting for this business combination.

3. Restructuring

In April 2009, the company announced a plan (the “Plan”) to reduce its overall cost structure and improve efficiency. The Plan included the consolidation of certain businesses in the United States and the realignment of certain sales and marketing functions outside the United States. The Plan resulted in the elimination of certain positions and other employee terminations worldwide. The company recorded employee separation costs under the company’s existing severance programs and other costs primarily related to one-time termination benefits offered under the Plan. The total pre-tax cost of the plan was $15.4 million ($10.2 million after tax) of which $9.8 million ($6.5 million after tax) was recorded to other (income), expense, net, as of March 31, 2009. Substantially all of these costs were cash expenditures. At March 31, 2010, no liability remains for this restructuring charge.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Earnings per Common Share

Earnings per share (“EPS”) is computed under the two-class method using the following common share information:

	Three Months Ended March 31,
	2010	2009
(dollars and shares in millions)
EPS Numerator:
Net income attributable to common shareholders	$120.9	$112.5
Less: Income allocated to participating securities	1.4	1.2

Net income available to common shareholders	$119.5	$111.3

EPS Denominator:
Weighted average common shares outstanding	95.4	99.3
Dilutive common share equivalents from share-based compensation plans	1.3	1.6

Weighted average common and common equivalent shares outstanding, assuming dilution	96.7	100.9

5. Income Taxes

The company’s effective tax rate for the quarter ended March 31, 2010 was approximately 31% compared to approximately 29% for the same period in 2009. At March 31, 2010, the total amount of liability for unrecognized tax benefits was $53.6 million (of which $45.5 million would impact the effective tax rate if recognized) plus $11.9 million of accrued interest. At December 31, 2009, the liability for unrecognized tax benefits was $53.2 million plus $11.3 million of accrued interest. Depending upon the outcome of the administrative appeals process related to two tax positions under review for the tax years 2003 and 2004 and/or the expiration of statutes of limitations, the company believes it is reasonably possible that the total amount of unrecognized tax benefits may decrease by up to $9.0 million over the next twelve-month period.

6. Financial Instruments

Foreign Exchange Derivative Instruments

The company enters into readily marketable forward and option contracts with financial institutions to help reduce its exposure to foreign currency exchange rate fluctuations. These contracts limit volatility because gains and losses associated with exchange rate movements are generally offset by movements in the underlying hedged item. All of the company’s derivative instruments are designated and qualify as cash flow hedges. For further discussion regarding the company’s use of derivative instruments, see Notes 1 and 6 to the consolidated financial statements in C. R. Bard, Inc.’s 2009 Annual Report on Form 10-K.

A roll forward of the notional value of the company’s forward currency and option contracts is as follows:

	Forwards	Options
(dollars in millions)
Balance, December 31, 2009	$52.1	$59.6
New contracts	13.8	—
Expired/cancelled contracts	(12.8)	(14.9)

Balance, March 31, 2010	$53.1	$44.7

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The location and fair values of derivative instruments recognized in the condensed consolidated balance sheet are as follows:

		Fair Value of Derivatives
	Location	March 31, 2010	December 31, 2009
(dollars in millions)
Forward currency contracts	Other current assets	$4.1	$1.5
Option contracts	Other current assets	2.0	0.9

		$6.1	$2.4

Forward currency contracts	Accrued expenses	$0.6	$—

		$0.6	$—

The following table includes information about gains and losses on derivative instruments and the impact on the condensed consolidated statement of shareholders’ investment:

	Gain/(Loss) Recognized in Other Comprehensive Income		Location of Gain/(Loss) Reclassified from Accumulated Other Comp. Loss to Income	Gain/(Loss) Reclassified from Accumulated Other Comp. Loss to Income
	Three Months Ended March 31,			Three Months Ended March 31,
	2010	2009		2010		2009
(dollars in millions)
Forward currency contracts	$1.3	$0.4	Costs of goods sold	$(1.1)		$0.1
Option contracts	1.4	(1.4)	Costs of goods sold	0.2		1.1

	$2.7	$(1.0)		$(0.9	) (A)	$1.2	(A)

(A)	The tax effect of the amount reclassified from accumulated other comprehensive loss to income was $0.6 million and $0.5 million at March 31, 2010 and 2009, respectively.

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

The following table summarizes financial instruments measured at fair value on a recurring basis:

	March 31, 2010	December 31, 2009
(dollars in millions)
Forward currency contracts	$3.5	$1.5
Option contracts	2.0	0.9

The fair values of forward currency and option contracts were measured using significant other observable inputs and valued by reference to similar financial instruments, adjusted for restrictions and other terms specific to each contract (Level 2 under the fair value hierarchy).

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments not Measured at Fair Value

The estimated fair value of the company’s long-term debt was $164.3 million and $163.1 million at March 31, 2010 and December 31, 2009, respectively. The fair value was estimated using dealer quotes for similarly-rated debt instruments over the remaining contractual term of the company’s obligation (Level 2 under the fair value hierarchy).

Short-Term Investments

At March 31, 2010, short-term investments consist of a time deposit purchased with an original maturity of less than six months. Short-term investments are carried at cost, which approximates fair value.

Concentration Risk

The company is currently experiencing delays in the collection of accounts receivable associated with the national healthcare system in Greece, which amounted to $29.3 million and $36.7 million of net receivables at March 31, 2010 and December 31, 2009, respectively. Although the company does not currently foresee a credit risk associated with these net receivables, payment is dependent upon the financial stability and creditworthiness of Greece.

7. Inventories

Inventories consisted of:

	March 31, 2010	December 31, 2009
(dollars in millions)
Finished goods	$156.4	$176.2
Work in process	23.9	27.1
Raw materials	98.8	92.1

	$279.1	$295.4

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of April 22, 2010, approximately 1,595 federal and 1,505 state lawsuits involving individual claims by approximately 3,210 plaintiffs, as well as two putative class actions in the United States and three putative class actions in various Canadian provinces, have been filed or asserted against the company with respect to its Composix® Kugel® and certain other hernia repair implant products (collectively, the “Hernia Product Claims”). One of the U.S. class action lawsuits consolidates nine previously-filed U.S. class action lawsuits. The putative class actions, none of which has been certified, seek (i) medical monitoring, (ii) compensatory damages, (iii) punitive damages, (iv) a judicial finding of defect and causation and/or (v) attorneys’ fees. The Hernia Product Claims also generally seek damages for personal injury resulting from use of the products. The company and certain plaintiffs have agreed to the dismissal of approximately 330 lawsuits in the Superior Court of the State of Rhode Island. As a result, these lawsuits are not included in the above figures. The company voluntarily recalled certain sizes and lots of the Composix® Kugel® product beginning in December 2005.

On June 22, 2007, the Judicial Panel on Multidistrict Litigation transferred Composix® Kugel® lawsuits pending in federal courts nationwide into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island. The MDL court subsequently determined to include other hernia repair products in the MDL proceeding. Approximately 1,475 of the state lawsuits, involving individual claims by a substantially equivalent number of plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions. The company completed its first MDL trial in April 2010 which resulted in a judgment that the company was not liable for the plaintiff’s damages. The plaintiff has the right to appeal this judgment. The company expects additional trials of a limited number of the Hernia Product Claims to take place during the remainder of 2010.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The company believes that many settlements and judgments, as well as legal defense costs, relating to the Hernia Product Claims are covered in whole or in part under its product liability insurance policies with a limited number of insurance companies, certain of which have reserved their rights with respect to coverage, or have contested or denied coverage. The company intends to vigorously contest disputes with respect to its insurance coverage and to enforce its rights under the terms of its insurance policies, and accordingly, has recorded receivables with respect to amounts due under these policies. Amounts recovered under these policies may be less than the stated coverage limits and may not be adequate to cover damages and/or costs relating to the Hernia Product Claims. In addition, there is no guarantee that insurers will pay claims or that coverage will otherwise be available. While the company intends to vigorously defend the Hernia Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

On February 21, 2007, Southeast Missouri Hospital (“Southeast”) filed a putative class action complaint on behalf of itself and all others similarly situated against the company and another manufacturer, Tyco International, Inc. (“Tyco”) which was subsequently dismissed from the action. The complaint was later amended to add St. Francis Medical Center (“St. Francis”) as an additional named plaintiff. The action was re-named as St. Francis Medical Center, et al. v. C. R. Bard, Inc., et al. (Civil Action No. 1:07-cv-00031, United States District Court, Eastern District of Missouri, Southeastern District) when the court denied Southeast’s motion to serve as a class representative and dismissed Southeast from the lawsuit. In September 2008, the court granted St. Francis’s motion for class certification and determined the measurement period for any potential damages. St. Francis alleges that the company conspired to exclude competitors from the urological catheter market and that the company sought to maintain market share by engaging in conduct in violation of state and federal antitrust laws. St. Francis seeks injunctive relief and has presented an expert report that calculates damages of up to approximately $320 million, a figure that the company believes is unsupported by the facts. The company’s expert report establishes that, even assuming a determination adverse to the company, the plaintiffs suffered no damages. In September 2009, the District Court granted Bard’s summary judgment motion and dismissed with prejudice all counts in this action. St. Francis has appealed the court’s decision to the Eighth Circuit Court of Appeals. The company intends to defend this matter vigorously. If, however, St. Francis is ultimately successful, any damages awarded under the federal antitrust laws will be subject to statutory trebling and St. Francis’s attorneys would be entitled to an award of reasonable fees and costs. At this time, it is not possible to assess the likelihood of an adverse outcome or determine an estimate, or a range of estimates, of potential damages. The company cannot give any assurances that this matter will not have a material adverse effect on the company’s business, results of operations, financial condition and/ or liquidity.

In December 2007, a U.S. District Court jury in Arizona found that certain of W.L. Gore & Associates Inc.’s (“Gore”) ePTFE vascular grafts and stent-grafts infringe the company’s patent number 6,436,135. The jury upheld the validity of the patent and awarded the company $185 million in past damages. The jury also found that Gore willfully infringed the patent. In a second phase of the trial, the court ruled that Gore failed to prove that the patent is unenforceable due to inequitable conduct. On March 31, 2009, the U. S. District Court doubled the jury award to approximately $371 million for damages through June 2007. The Court is still assessing damages for Gore’s infringing sales from July 2007 to the present date and is also expected to set a royalty rate for future infringing sales. The Court also awarded Bard attorneys’ fees of $19 million and prejudgment interest of approximately $20 million. In addition, the Court denied Gore’s remaining motions, including its motions for a new trial and to set aside the jury’s verdict. After a final judgment is entered, Gore may appeal this matter to the Court of Appeals for the Federal Circuit. Because the company considers this matter a gain contingency, no amounts have been recorded as of March 31, 2010.

Accruals for product liability and other legal matters amounted to $51.7 million and $47.1 million at March 31, 2010 and December 31, 2009, respectively. The company also has recorded receivables from insurance companies for unresolved matters amounting to $39.3 million and $33.1 million at March 31, 2010 and December 31, 2009, respectively.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Share-Based Compensation Plans

The company may grant a variety of share-based payments under the 2003 Long Term Incentive Plan of C. R. Bard, Inc., as amended and restated, (the “2003 Plan”) and the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc. (the “Directors’ Plan”) to certain directors, officers and employees. The total number of remaining shares at March 31, 2010 that may be issued under the 2003 Plan was 2,807,787 and under the Directors’ Plan was 70,366. At the company’s Annual Meeting of Shareholders on April 21, 2010, the shareholders authorized an additional 3,150,000 shares for issuance under the 2003 Plan. Awards under the 2003 Plan may be in the form of stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, unrestricted stock and other stock-based awards. Awards under the Directors’ Plan may be in the form of stock awards, stock options or stock appreciation rights. The company has two employee stock purchase programs.

Amounts recognized for share-based compensation are as follows:

	Three Months Ended March 31,
	2010	2009
(dollars in millions)
Total cost of share-based compensation plans	$14.6	$14.1
Amounts capitalized in inventory and fixed assets	(0.4)	(0.4)
Amounts recognized in income for amounts previously capitalized in inventory and fixed assets	0.5	0.5

Amounts charged against income	$14.7	$14.2

As of March 31, 2010, there were approximately $83.6 million of unrecognized compensation expenses related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately three years. The company repurchases shares from time-to-time on the open market to satisfy share-based payment arrangements. The company has sufficient treasury shares to satisfy expected share-based payment arrangements in 2010.

10. Pension and Other Postretirement Benefit Plans

Defined Benefit Pension Plans - The company has both tax-qualified and nonqualified, noncontributory defined benefit pension plans that together cover substantially all domestic and certain foreign employees. These plans provide benefits based upon a participant’s compensation and years of service. The components of net periodic pension expense are as follows:

	Three Months Ended March 31,
	2010	2009
(dollars in millions)
Service cost net of employee contributions	$6.2	$4.9
Interest cost	4.7	4.3
Expected return on plan assets	(5.5)	(5.0)
Amortization	1.7	0.8

Net periodic pension expense	$7.1	$5.0

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Postretirement Benefit Plan - The company does not provide subsidized postretirement healthcare benefits and life insurance coverage except to a limited number of former employees. As this plan is unfunded, contributions are made as benefits are incurred. The net periodic benefit expense was $0.2 million for both quarters ended March 31, 2010 and 2009.

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

Net sales based on the location of the external customer by geographic region are:

	Three Months Ended March 31,
	2010	2009
(dollars in millions)
United States	$454.5	$422.5
Europe	117.2	106.5
Japan	28.6	29.6
Rest of world	50.5	37.8

	$650.8	$596.4

Total net sales by disease state are:

	Three Months Ended March 31,
	2010	2009
(dollars in millions)
Vascular	$172.4	$157.4
Urology	174.3	162.8
Oncology	174.0	161.0
Surgical Specialties	109.2	94.1
Other products	20.9	21.1

	$650.8	$596.4

Other information is:

	Three Months Ended March 31,
	2010	2009
(dollars in millions)
Depreciation	$12.8	$12.5

Amortization	$11.5	$10.0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The company designs, manufacturers, packages, distributes and sells medical, surgical, diagnostic and patient care devices. The company sells a broad, diversified portfolio of products to hospitals, individual healthcare professionals, extended care health facilities and alternate site facilities in the United States and abroad, principally in Europe and Japan. In general, the company’s products are intended to be used once and then discarded, or implanted either temporarily or permanently. The company reports sales in four major product group categories: vascular, urology, oncology and surgical specialties. The company also has a product group of other products.

The company’s earnings are driven by its ability to continue to generate sales of its products and improve operating efficiency. Bard’s ability to increase sales over time depends upon its success in developing, acquiring and marketing innovative and differentiated products that meet the needs of clinicians and their patients. For the three months ended March 31, 2010, the company’s research and development (“R&D”) expense, excluding purchased R&D, as a percentage of sales was 6.2%. The company expects R&D expense as a percentage of net sales to increase up to a range of 9% to 10% over the next three to five years. The company also makes selective acquisitions of businesses, products and technologies, generally focusing on small to medium sized transactions to provide ongoing growth opportunities. In addition, the company may from time-to-time consider acquisitions of larger, established companies under appropriate circumstances. The company may also periodically divest lines of business in which it is not able to reasonably attain or maintain a leadership position or for other strategic reasons.

Recent Development

On April 12, 2010, the company acquired all of the outstanding stock of FlowCardia, Inc. (“FlowCardia”), a privately-held company engaged in the design and manufacture of endovascular products used in the treatment of chronic total occlusions (“CTOs”), for total consideration of approximately $80 million. FlowCardia’s products will complement Bard’s percutaneous transluminal angioplasty products and peripheral stents. FlowCardia’s Crosser® product line of clinically-proven catheters deliver vibrational energy, enabling physicians to cross CTOs and allow for subsequent therapies, such as balloon angioplasty and stent implantation.

Results of Operations

Net Sales

Bard’s consolidated net sales for the quarter ended March 31, 2010 increased 9% on a reported basis (6% on a constant currency basis) compared to the prior year quarter. Net sales “on a constant currency basis” is a non-GAAP financial measure and should not be viewed as a replacement of GAAP results. See “Management’s Use of Non-GAAP Measures” below. Price changes had the effect of decreasing consolidated net sales for the quarter ended March 31, 2010 by 0.3% compared to the same period in the prior year. Exchange rate fluctuations had the effect of increasing consolidated net sales for the quarter ended March 31, 2010 by approximately 3% as compared to the same period in the prior year. The primary exchange rate movement that impacts net sales is the movement of the Euro compared to the U.S. dollar. The impact of exchange rate movements on net sales is not indicative of the impact on net earnings due to the offsetting impact of exchange rate movements on operating costs and expenses, costs incurred in other currencies and the company’s hedging activities.

Bard’s United States net sales for the quarter ended March 31, 2010 of $454.5 million increased 8% compared to $422.5 million in the prior year quarter. International net sales for the quarter ended March 31, 2010 of $196.3 million increased 13% on a reported basis (4% on a constant currency basis) compared to $173.9 million in the prior year quarter.

Presented below is a summary of consolidated net sales by disease state.

Product Group Summary of Net Sales

	For the Quarters Ended March 31,
	2010	2009	Change	Constant Currency
(dollars in millions)
Vascular	$172.4	$157.4	10%	6%
Urology	174.3	162.8	7%	5%
Oncology	174.0	161.0	8%	6%
Surgical Specialties	109.2	94.1	16%	14%
Other	20.9	21.1	(1)%	(2)%

Total net sales	$650.8	$596.4	9%	6%

Vascular Products - Bard markets a wide range of products for the peripheral vascular market, including endovascular products, electrophysiology products and surgical graft products. The increase in consolidated net sales for the quarter ended March 31, 2010 of vascular products compared to the prior year quarter was due to growth in endovascular and electrophysiology products, partially offset by a decline in surgical graft products. United States net sales for the quarter ended March 31, 2010 of vascular products increased 5% compared to the prior year quarter. International net sales for the quarter ended March 31, 2010 increased 16% on a reported basis (7% on a constant currency basis) compared to the prior year quarter. The vascular group is the company’s most global business, with international net sales comprising 45% and 43% of consolidated net sales of vascular products for the quarters ended March 31, 2010 and 2009, respectively.

Consolidated net sales for the quarter ended March 31, 2010 of endovascular products increased 12% on a reported basis (9% on a constant currency basis) compared to the prior year period. Percutaneous transluminal angioplasty balloon catheters, stents and biopsy products were the primary contributors to the growth in this category for the quarter ended March 31, 2010.

Consolidated net sales for the quarter ended March 31, 2010 of electrophysiology products increased 13% on a reported basis (7% on a constant currency basis) compared to the prior year quarter. The company’s electrophysiology laboratory systems and steerable diagnostic catheters were the primary contributors to the increase in the quarter.

Consolidated net sales for the quarter ended March 31, 2010 of surgical graft products decreased 5% on a reported basis (8% on a constant currency basis) compared to the prior year quarter.

Urology Products - Bard markets a wide range of products for the urology market, including basic drainage products, continence products and urological specialty products. Bard also markets StatLock® catheter stabilization products, which are used to secure many types of catheters sold by Bard and other companies. The majority of basic drainage products, StatLock® catheter stabilization devices and certain urological specialty products are sold through distributors. The increase in consolidated net sales for the quarter ended March 31, 2010 of urology products compared to the prior year quarter was due to growth of sales of basic drainage products and StatLock® products, partially offset by a decline in sales of continence products. Net sales growth in urology products for the quarter ended March 31, 2010 was favorably impacted by the inventory reductions made by distributors in the prior year quarter. United States net sales of urology products for the quarter ended March 31, 2010 increased 6% compared to the prior year quarter. International net sales for the quarter ended March 31, 2010 of urology products increased 10% on a reported basis (2% on a constant currency basis) compared to the prior year quarter.

Consolidated net sales for the quarter ended March 31, 2010 of basic drainage products increased 5% on a reported basis (3% on a constant currency basis) compared to the prior year quarter. Net sales growth of basic drainage products for the quarter ended March 31, 2010 was favorably impacted by the inventory reductions made by distributors in the prior year quarter. Consolidated net sales for the quarter ended March 31, 2010 of infection control Foley catheter products decreased 1% on both a reported and constant currency basis compared to the prior year quarter.

Consolidated net sales for the quarter ended March 31, 2010 of continence products decreased 2% on a reported basis (5% on a constant currency basis) compared to the prior year quarter. Net sales of continence products for the quarter ended March 31, 2010 were impacted by a decline in sales of surgical continence products, a trend that may continue, partially offset by sales growth in fecal management products.

Consolidated net sales for the quarter ended March 31, 2010 of the StatLock® catheter stabilization product line increased 33% on a reported basis (31% on a constant currency basis) compared to the prior year quarter. Net sales growth of StatLock® devices for the quarter ended March 31, 2010 was favorably impacted by inventory reductions made by distributors in the prior year quarter.

Consolidated net sales for the quarter ended March 31, 2010 of urological specialty products increased 6% on a reported basis (2% on a constant currency basis) compared to the same period in the prior year. Net sales growth of urological specialty products for the quarter ended March 31, 2010 was favorably impacted by the inventory reductions made by distributors in the prior year quarter. A decline in net sales of brachytherapy products impacted sales of urological specialty products for the quarter ended March 31, 2010. The company believes that the brachytherapy market has been losing procedural share to alternative therapies, a trend that may continue.

Oncology Products - Bard’s oncology business includes specialty vascular access products and enteral feeding devices. Specialty vascular access products include peripherally inserted central catheters (“PICCs”), used for intermediate to long-term central venous access, specialty access ports and accessories (“Ports”), used most frequently for chemotherapy, dialysis access catheters and vascular access ultrasound devices, which help facilitate the placement of PICCs.

The increase in consolidated net sales for the quarter ended March 31, 2010 of oncology products compared to the prior year quarter was due primarily to growth in sales of PICCs and Ports. United States net sales increased 6% compared to the prior year quarter. International net sales increased 14% on a reported basis (3% on a constant currency basis) compared to the prior year quarter.

Consolidated net sales for the quarter ended March 31, 2010 of PICCs increased 12% on a reported basis (10% on a constant currency basis) compared to the prior year quarter. Consolidated net sales for the quarter ended March 31, 2010 of Ports increased 5% on a reported basis (4% on a constant currency basis) compared to the prior year quarter. Consolidated net sales for the quarter ended March 31, 2010 of dialysis access catheters increased 18% on a reported basis (13% on a constant currency basis) compared to the prior year quarter. Consolidated net sales for the quarter ended March 31, 2010 of vascular access ultrasound devices increased 14% on a reported basis (12% on a constant currency basis) compared to the prior year quarter.

Surgical Specialty Products - Surgical specialty products include soft tissue repair, performance irrigation and hemostasis product lines. The increase in consolidated net sales for the quarter ended March 31, 2010 of surgical specialty products compared to the prior year quarter was due primarily to growth in the soft tissue repair product line. United States net sales of surgical specialty products for the quarter ended March 31, 2010 increased 18% compared to the prior year quarter. International net sales for the quarter ended March 31, 2010 of surgical specialty products increased 9% on a reported basis (flat on a constant currency basis) compared to the prior year quarter.

The soft tissue repair product line includes synthetic and natural-tissue hernia repair implants, natural-tissue breast reconstruction implants and hernia fixation products. Consolidated net sales for the quarter ended March 31, 2010 of soft tissue repair products increased 25% on a reported basis (22% on a constant currency basis) compared to the prior year quarter. Net sales in this category were impacted by growth in sales of both biologic soft tissue repair and hernia fixation products due to the introduction of products and the expansion of product lines in these categories.

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

In connection with several inspections conducted by the FDA of the company’s manufacturing facility located in Humacao, Puerto Rico, the FDA issued a Form-483 notice in February 2008 and a Warning Letter in July 2008, each citing observations generally relating to non-conformances in the facility’s quality systems. The company responded to the Form-483 notice and the Warning Letter and, in each case, completed corrective actions to address the observations. In April 2010, the FDA notified the company that the observations relating to the Humacao, Puerto Rico facility contained in the Form-483 notice and the Warning Letter had been satisfactorily resolved and closed out. The facility manufactures products for many of the company’s divisions and subsidiaries, including soft tissue repair products for the company’s Davol subsidiary.

Other Products - The other product group includes irrigation, wound drainage and certain original equipment manufacturers’ products. Consolidated net sales of other products for the quarter ended March 31, 2010 decreased 1% on a reported basis (2% on a constant currency basis) compared to the prior year quarter.

Costs and Expenses

The following is a summary of costs and expenses as a percentage of net sales for the quarters ended March 31:

	2010(A)	2009

Cost of goods sold	38.8%	37.6%
Marketing, selling and administrative expense	27.6%	27.5%
Research and development expense	6.2%	6.1%
Interest expense	0.4%	0.5%
Other (income) expense, net	—%	1.6%

Total costs and expenses	73.1%	73.3%

(A)	Amounts do not add due to rounding.

Cost of goods sold - Cost of goods sold consists principally of the manufacturing and distribution costs of the company’s products. The category also includes royalties, amortization of intangible assets and the impact of hedging activities. Cost of goods sold as a percentage of net sales for the quarter ended March 31, 2010 increased 120 basis points compared to the prior year quarter. This increase was attributed primarily to lower production volumes. Also, contributing to this increase was the impact of approximately 30 basis points of incremental amortization of intangible assets acquired in the last twelve months.

Marketing, selling and administrative expense - Marketing, selling and administrative expense consists principally of the costs associated with the company’s sales and administrative organizations. These costs as a percentage of net sales for the quarter ended March 31, 2010 were 27.6% compared to 27.5% for the prior year quarter.

Research and development expense - Research and development expense consists principally of costs related to internal research and development activities, milestone payments for third-party research and development activities, and purchased R&D costs arising from the company’s business development activities. Purchased R&D payments may impact the comparability of the company’s results of operations between periods. There was no purchased R&D recorded for the current or prior year quarter. Research and development expense for the quarter ended March 31, 2010 was $40.6 million, an increase of approximately 12% compared to the prior year quarter.

Interest expense - Interest expense was $2.9 million and $3.0 million for the quarters ended March 31, 2010 and 2009, respectively.

Other (income) expense, net - The components of other (income) expense, net, for the quarters ended March 31, 2010 and 2009, respectively, are:

	2010	2009
(dollars in millions)
Interest income	$(0.7)	$(1.4)
Foreign exchange losses	0.4	0.7
Restructuring	—	9.8
Other, net	0.2	0.2

Total other (income) expense, net	$(0.1)	$9.3

Interest income - For the quarter ended March 31, 2010, interest income was $0.7 million, compared to $1.4 million for the prior year quarter. The decrease in 2010 was primarily due to lower global interest rates.

Restructuring - See Note 3 to the notes to condensed consolidated financial statements.

Income tax provision

The company’s effective tax rate for the quarter ended March 31, 2010 was approximately 31% compared to approximately 29% for the prior year quarter.

Net Income Attributable to Common Shareholders and Earnings Per Share Available to Common Shareholders

The company reported net income attributable to common shareholders and diluted earnings per share available to common shareholders for the quarter ended March 31, 2010 of $120.9 million and $1.24, respectively. The current year period reflects acquisition related items, consisting primarily of legal costs, of $1.5 million, or $0.02 per diluted share. The company reported net income attributable to common shareholders and diluted earnings per share available to common shareholders for the prior year quarter of $112.5 million and $1.10, respectively. Net income attributable to common shareholders for the prior year period reflects an after tax restructuring charge of $6.5 million, or $0.07 per diluted share.

Liquidity and Capital Resources

The company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Significant factors affecting the management of liquidity are cash flows generated from operating activities, capital expenditures, acquisitions of businesses and technologies, cash dividends and common stock repurchases. Cash balances and cash provided from operations continue to be the company’s primary source of funds. The company believes that it could borrow adequate funds at competitive terms should it be necessary. The company believes that its overall financial strength gives it sufficient financial flexibility. The table below summarizes certain liquidity measures for Bard as of March 31:

	2010	2009
(dollars in millions)
Working capital	$1,261.4	$1,173.2

Current ratio	5.77/1	5.75/1

For the three months ended March 31, 2010 and 2009, net cash provided by operating activities was $181.4 and $170.9 million, respectively. The increase reflects improvements in working capital.

For the three months ended March 31, 2010, the company used $23.1 million in cash for investing activities, compared to the $40.3 million used in the prior year period. The prior year period included contingent milestone payments of $27.0 million associated with the acquisition of assets of the LifeStent® family of stents from Edwards Lifesciences. The purchase of short-term investments was $13.4 million for the three month period ended March 31, 2010. Capital expenditures were approximately $9.2 million and $11.1 million for the three month periods ended March 31, 2010 and 2009, respectively.

For the three months ended March 31, 2010, the company used $103.6 million in cash for financing activities, compared to the $49.0 million used in the prior year period. Total debt was $149.8 million at both March 31, 2010 and December 31, 2009. Total debt to total capitalization was 6.3% and 6.4% at March 31, 2010 and December 31, 2009, respectively. The company spent approximately $97.9 million to repurchase 1,200,000 shares of common stock in the three months ended March 31, 2010 compared with approximately $36.4 million to repurchase 425,000 shares of common stock in the prior year period. The company paid cash dividends of $0.17 per share and $0.16 per share for the three month periods ended March 31, 2010 and 2009, respectively.

The company maintains a committed syndicated bank credit facility with a $400 million five-year credit agreement that expires in June 2012. The credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The facility includes pricing based on the company’s long-term credit rating and includes a financial covenant that limits the amount of total debt to total capitalization. There were no outstanding borrowings or commercial paper borrowings at March 31, 2010 and December 31, 2009.

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

Critical Accounting Policies

The preparation of financial statements requires the company’s management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in C. R. Bard, Inc.’s 2009 Annual Report on Form 10-K. There have been no significant changes to the company’s critical accounting policies since December 31, 2009.

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

In addition, there are substantial risks inherent in the medical device business. The company’s business involves the design, development, manufacture, packaging, distribution and sale of life-enhancing medical devices. These devices are often utilized on, or permanently or temporarily implanted in, patients in clinically demanding circumstances, such as operating rooms, emergency units, intensive care and critical care settings, among others. These circumstances, among other factors, can cause the products to become associated with adverse clinical events, including patient mortality and injury, and could lead to product liability claims (including lawsuits seeking class action status or seeking to establish multi-district litigation proceedings) and other litigation, product withdrawals, Warning Letters, recalls, field corrections or regulatory enforcement actions relating to one or more of the company’s products, any of which could have a material adverse effect on our business, results of operations, financial condition and/or liquidity. For further discussion of risks applicable to our business, see “Risk Factors” in C. R. Bard, Inc.’s 2009 Annual Report on Form 10-K and Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q.

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

•	the ability to obtain appropriate levels of product liability insurance on reasonable terms; and

•	the ability to recover for claims made to our insurance companies.

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

•

performance, efficacy or safety concerns for existing products, whether scientifically justified or not, that may lead to product discontinuations, product withdrawals, recalls, field corrections, regulatory enforcement actions, litigation or declining sales, including adverse events relating to the company’s vena cava filters, pelvic floor repair products and hernia repair products;

•

FDA inspections resulting in Form-483 notices and/or Warning Letters identifying deficiencies in the company’s manufacturing practices and/or quality systems; Warning Letters identifying violations of FDA regulations that could result in product holds, recalls, restrictions on future clearances by the FDA and/or civil penalties;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The quantitative and qualitative disclosures about market risk are discussed in Item 7A in C. R. Bard, Inc.’s 2009 Annual Report on Form  10-K. There have been no material changes in information reported since the year ended December 31, 2009.

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

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of March 31, 2010. Based upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2010, the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to accomplish their objectives at the reasonable assurance level.

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

As of April 22, 2010, approximately 1,595 federal and 1,505 state lawsuits involving individual claims by approximately 3,210 plaintiffs, as well as two putative class actions in the United States and three putative class actions in various Canadian provinces, have been filed or asserted against the company with respect to its Composix® Kugel® and certain other hernia repair implant products (collectively, the “Hernia Product Claims”). One of the U.S. class action lawsuits consolidates nine previously-filed U.S. class action lawsuits. The putative class actions, none of which has been certified, seek (i) medical monitoring, (ii) compensatory damages, (iii) punitive damages, (iv) a judicial finding of defect and causation and/or (v) attorneys’ fees. The Hernia Product Claims also generally seek damages for personal injury resulting from use of the products. The company and certain plaintiffs have agreed to the dismissal of approximately 330 lawsuits in the Superior Court of the State of Rhode Island. As a result, these lawsuits are not included in the above figures. The company voluntarily recalled certain sizes and lots of the Composix® Kugel® product beginning in December 2005.

On June 22, 2007, the Judicial Panel on Multidistrict Litigation transferred Composix® Kugel® lawsuits pending in federal courts nationwide into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island. The MDL court subsequently determined to include other hernia repair products in the MDL proceeding. Approximately 1,475 of the state lawsuits, involving individual claims by a substantially equivalent number of plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions. The company completed its first MDL trial in April 2010 which resulted in a judgment that the company was not liable for plaintiff’s damages. The plaintiff has the right to appeal this judgment. The company expects additional trials of a limited number of the Hernia Product Claims to take place during the remainder of 2010.

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

The company believes that many settlements and judgments, as well as legal defense costs, relating to the Hernia Product Claims are covered in whole or in part under its product liability insurance policies with a limited number of insurance companies, certain of which have reserved their rights with respect to coverage, or have contested or denied coverage. The company intends to vigorously contest disputes with respect to its insurance coverage and to enforce its rights under the terms of its insurance policies, and accordingly, has recorded receivables with respect to amounts due under these policies. Amounts recovered under these policies may be less than the stated coverage limits and may not be adequate to cover damages and/or costs relating to the Hernia Product Claims. In addition, there is no guarantee that insurers will pay claims or that coverage will otherwise be available. While the company intends to vigorously defend the Hernia Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

On February 21, 2007, Southeast Missouri Hospital (“Southeast”) filed a putative class action complaint on behalf of itself and all others similarly situated against the company and another manufacturer, Tyco International, Inc. (“Tyco”) which was subsequently dismissed from the action. The complaint was later amended to add St. Francis Medical Center (“St. Francis”) as an additional named plaintiff. The action was re-named as St. Francis Medical Center, et al. v. C. R. Bard, Inc., et al. (Civil Action No. 1:07-cv-00031, United States District Court, Eastern District of Missouri, Southeastern District) when the court denied Southeast’s motion to serve as a class representative and dismissed Southeast from the lawsuit. In September 2008, the court granted St. Francis’s motion for class certification and determined the measurement period for any potential damages. St. Francis alleges that the company conspired to exclude competitors from the urological catheter market and that the company sought to maintain market share by engaging in conduct in violation of state and federal antitrust laws. St. Francis seeks injunctive relief and has presented an expert report that calculates damages of up to approximately $320 million, a figure that the company believes is unsupported by the facts. The company’s expert report establishes that, even assuming a determination adverse to the company, the plaintiffs suffered no damages. In September 2009, the District Court granted Bard’s summary judgment motion and dismissed with prejudice all counts in this action. St. Francis has appealed the court’s decision to the Eighth Circuit Court of Appeals. The company intends to defend this matter vigorously. If, however, St. Francis is ultimately successful, any damages awarded under the federal antitrust laws will be subject to statutory trebling and St. Francis’s attorneys would be entitled to an award of reasonable fees and costs. At this time, it is not possible to assess the likelihood of an adverse outcome or determine an estimate, or a range of estimates, of potential damages. The company cannot give any assurances that this matter will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

In December 2007, a U.S. District Court jury in Arizona found that certain of W.L. Gore & Associates Inc.’s (“Gore”) ePTFE vascular grafts and stent-grafts infringe the company’s patent number 6,436,135. The jury upheld the validity of the patent and awarded the company $185 million in past damages. The jury also found that Gore willfully infringed the patent. In a second phase of the trial, the court ruled that Gore failed to prove that the patent is unenforceable due to inequitable conduct. On March 31, 2009, the U. S. District Court doubled the jury award to approximately $371 million for damages through June 2007. The Court is still assessing damages for Gore’s infringing sales from July 2007 to the present date and is also expected to set a royalty rate for future infringing sales. The Court also awarded Bard attorneys’ fees of $19 million and prejudgment interest of approximately $20 million. In addition, the Court denied Gore’s remaining motions, including its motions for a new trial and to set aside the jury’s verdict. After a final judgment is entered, Gore may appeal this matter to the Court of Appeals for the Federal Circuit. Because the company considers this matter a gain contingency, no amounts have been recorded as of March 31, 2010.

Item 1A. Risk Factors

Other than the risk factor set forth below, there have been no material changes from the risk factors disclosed in Part I, Item 1A in C. R. Bard, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The adoption of healthcare reform in the United States may adversely affect our business, results of operations and/or financial condition.

In March 2010, significant reforms to the healthcare system were adopted as law in the United States. The law includes provisions that, among other things, reduce and/or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and impose new and/or increased taxes. Specifically, the law requires the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on U.S. sales of most medical devices beginning in 2013. While we are still evaluating the impact of this tax on our overall business, in 2009 this would have equated to an excise tax of approximately $40 million. Various healthcare reform proposals have also emerged at the state level. The new law and these proposals could reduce medical procedure volumes and impact the demand for our products or the prices at which the company sells its products. In addition, the excise tax will increase our cost of doing business. The impact of this law and these proposals could have a material adverse effect on our business, results of operations and/or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs(2)
January 1 - January 31, 2010	302,867	$78.83	300,000	$283,109,636
February 1 - February 28, 2010	950,632	82.33	900,000	208,941,802
March 1 - March 31, 2010	34,499	83.92	—	208,941,802

Total	1,287,998	$81.55	1,200,000	$208,941,802

(1)	The company repurchased 87,998 shares during the three month period ended March 31, 2010 that were not part of the publicly announced share repurchase authorization. These shares were purchased from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.

(2)	On April 15, 2009, the Board of Directors approved the repurchase of up to $500 million of common stock of the company.

Item 4. Removed and Reserved

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
Date: April 26, 2010

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