Form 10-Q
period 2010-06-30
BARD C R INC /NJ/
filed 2010-07-27
CIK 9892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2010
Common Stock - $0.25 par value	93,647,863

C. R. BARD, INC. AND SUBSIDIARIES

Item 1. Financial Statements

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands except per share amounts, unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$673,900	$624,600	$1,324,700	$1,221,000

Costs and expenses:
Cost of goods sold	251,700	238,600	504,400	462,900
Marketing, selling and administrative expense	189,500	169,900	369,200	334,200
Research and development expense	45,100	41,700	85,700	78,100
Interest expense	2,800	3,000	5,700	6,000
Other (income) expense, net	2,100	7,600	2,000	16,900

Total costs and expenses	491,200	460,800	967,000	898,100

Income from operations before income taxes	182,700	163,800	357,700	322,900

Income tax provision	58,000	51,400	111,800	97,300

Net income	124,700	112,400	245,900	225,600
Net income attributable to noncontrolling interest	100	200	400	900

Net income attributable to common shareholders	$124,600	$112,200	$245,500	$224,700

Basic earnings per share available to common shareholders	$1.31	$1.13	$2.56	$2.25

Diluted earnings per share available to common shareholders	$1.29	$1.11	$2.53	$2.22

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands except share and per share amounts, unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$592,900	$674,400
Short-term investments	12,600	—
Accounts receivable, less allowances of $11,800 and $9,700, respectively	420,800	442,100
Inventories	281,800	295,400
Short-term deferred tax assets	52,500	46,500
Other current assets	43,000	33,400

Total current assets	1,403,600	1,491,800

Property, plant and equipment, at cost	583,400	607,000
Less accumulated depreciation and amortization	264,200	273,900

Net property, plant and equipment	319,200	333,100
Goodwill	521,700	507,400
Other intangibles assets, net	430,300	406,400
Deferred tax assets	108,600	97,400
Other assets	73,500	70,800

Total assets	$2,856,900	$2,906,900

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Short-term borrowings	$30,000	$—
Accounts payable	50,700	50,800
Accrued compensation and benefits	79,200	98,000
Accrued expenses	114,700	117,500
Income taxes payable	7,800	15,400

Total current liabilities	282,400	281,700

Long-term debt	149,800	149,800
Other long-term liabilities	255,900	249,500
Deferred income taxes	28,500	20,000
Commitments and contingencies
Shareholders’ investment:
Preferred stock, $1 par value, authorized 5,000,000 shares; none issued
Common stock, $0.25 par value, authorized 600,000,000 shares; issued and outstanding 93,647,863 shares at June 30, 2010 and 95,917,095 shares at December 31, 2009	23,400	24,000
Capital in excess of par value	1,103,000	1,060,900
Retained earnings	1,114,500	1,133,400
Accumulated other comprehensive loss	(100,600)	(24,700)
Noncontrolling interest	—	12,300

Total shareholders’ investment	2,140,300	2,205,900

Total liabilities and shareholders’ investment	$2,856,900	$2,906,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT

(dollars in thousands except share amounts, unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comp. (Loss)/Inc.	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2009	95,917,095	$24,000	$1,060,900	$1,133,400	$(24,700)	$12,300	$2,205,900
Net income				245,500		400	245,900
Change in derivative instruments designated as cash flow hedges (net of $1,500 taxes)					3,800		3,800
Foreign currency translation adjustment					(82,000)		(82,000)
Amortization of items included in net periodic benefit cost (net of $1,200 taxes)					2,300		2,300

Total comprehensive income							170,000
Cash dividends declared in current year				(33,400)			(33,400)
Issuance of common stock	555,768	100	22,000				22,100
Share-based compensation			27,400				27,400
Purchase of common stock	(2,825,000)	(700)		(231,000)			(231,700)
Tax benefit relating to share-based compensation plans			5,900				5,900
Purchase of noncontrolling interest			(13,200)			(12,700)	(25,900)

Balance at June 30, 2010	93,647,863	$23,400	$1,103,000	$1,114,500	$(100,600)	$—	$2,140,300

Balance at December 31, 2008	99,393,020	$24,800	$966,600	$1,080,200	$(94,400)	$11,000	$1,988,200
Net income				224,700		900	225,600
Change in derivative instruments designated as cash flow hedges (net of $500 taxes)					(3,900)		(3,900)
Foreign currency translation adjustment					52,100		52,100
Amortization of items included in net periodic benefit cost (net of $600 taxes)					1,100		1,100

Total comprehensive income							274,900
Cash dividends declared in current year				(32,800)			(32,800)
Issuance of common stock	567,976	200	13,900				14,100
Share-based compensation			26,600				26,600
Purchase of common stock	(2,344,347)	(600)		(174,700)			(175,300)
Tax benefit relating to share-based compensation plans			6,000				6,000

Balance at June 30, 2009	97,616,649	$24,400	$1,013,100	$1,097,400	$(45,100)	$11,900	$2,101,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$245,900	$225,600
Adjustments to reconcile income to derive net cash provided from operating activities, net of acquired businesses:
Depreciation and amortization	49,500	45,600
Restructuring charge, net of payments	—	9,200
Purchased research and development	500	2,300
Non-cash charge related to asset disposition	—	5,700
Deferred income taxes	(10,800)	(4,700)
Share-based compensation	27,500	26,700
Inventory reserves and provision for doubtful accounts	10,900	7,900
Other noncash items	(600)	(400)
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(11,800)	(1,100)
Inventories	(12,600)	(28,800)
Current liabilities	(3,200)	(10,600)
Taxes	(2,700)	(2,700)
Other, net	2,700	(7,200)

Net cash provided by operating activities	295,300	267,500

Cash flows from investing activities:
Capital expenditures	(20,300)	(26,000)
Change in short-term investments, net	(12,600)	—
Payments made for purchases of businesses, net of cash acquired	(75,900)	(42,200)
Payments made for intangibles	(1,400)	(4,600)

Net cash used in investing activities	(110,200)	(72,800)

Cash flows from financing activities:
Net change in short-term borrowing	30,000	—
Purchase of noncontrolling interest	(25,900)	—
Proceeds from exercises under share-based compensation plans, net	10,900	3,200
Excess tax benefit relating to share-based compensation plans	5,500	5,000
Purchase of common stock	(231,700)	(171,700)
Dividends paid	(32,900)	(32,100)
Other	(4,400)	—

Net cash used in financing activities	(248,500)	(195,600)

Effect of exchange rate changes on cash and cash equivalents	(18,100)	(16,700)

(Decrease) increase in cash and cash equivalents during the period	(81,500)	15,800

Balance at January 1	674,400	592,100

Balance at June 30	$592,900	$607,900

Supplemental cash flow information
Cash paid for:
Interest	$5,800	$6,000
Income taxes	118,100	101,000

Non-cash transactions:
Purchase of common stock not settled	$—	$3,600
Purchase of businesses and related costs	1,200	7,900
Dividends declared, not paid	17,000	16,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of C. R. Bard, Inc. and its subsidiaries (the “company” or “Bard”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in C. R. Bard, Inc.’s 2009 Annual Report on Form 10-K. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in C. R. Bard, Inc.’s 2009 Annual Report on Form 10-K. The preparation of these financial statements requires the company to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities at the date of the financial statements. These financial statements include all normal and recurring adjustments necessary for a fair presentation. The accounts of most foreign subsidiaries are consolidated as of and for the quarters ended May 31, 2010 and May 31, 2009 and as of November 30, 2009. No events occurred related to these foreign subsidiaries during the months of June 2010 (other than the impact of the write-down of accounts receivable in Greece), June 2009 or December 2009 that materially affected the financial position or results of operations of the company. The results for the interim period presented are not necessarily indicative of the results expected for the year.

2. Acquisitions

On July 6, 2010, the company acquired all of the outstanding stock of SenoRx, Inc. (“SenoRx”) for a purchase price of $11.00 per share in cash, totaling approximately $213 million. SenoRx was a public company engaged in the manufacture and sale of minimally-invasive medical devices used in the percutaneous diagnosis and treatment of breast cancer. SenoRx’s products expand Bard’s existing biopsy product portfolio to include the EnCor® stereotactic-guided and MRI-guided breast biopsy systems, the Gel Mark® line of breast tissue markers and the Contura® balloon catheter for the treatment of breast cancer. Due to the timing of this acquisition, the company has not yet completed the initial purchase accounting for this business combination. Substantially all of the purchase price for the acquisition was funded through the issuance of commercial paper.

On May 20, 2010, the company through its wholly-owned subsidiary, Bard Holdings Limited, acquired the remaining 15% of the common shares that it did not already own of its Malaysian manufacturing operation, Bard Sendirian Berhad, for $25.9 million. In connection with the transaction, Bard’s shareholders’ investment was reduced by $13.2 million representing the excess of the cash paid over the carrying amount of the noncontrolling interest.

On April 12, 2010, the company acquired all of the outstanding stock of FlowCardia, Inc. (“FlowCardia”), a privately-held company engaged in the design and manufacture of endovascular products used in the treatment of chronic total occlusions (“CTOs”), for total consideration of $80.1 million. FlowCardia’s products will complement Bard’s percutaneous transluminal angioplasty products and peripheral stents. FlowCardia’s Crosser® product line of clinically-proven catheters deliver vibrational energy, enabling physicians to cross CTOs and allow for subsequent therapies, such as balloon angioplasty, stent implantation and arthrectomy. The acquisition was accounted for as a business combination, and the results of operations have been included in the company’s results since the acquisition date. The purchase price allocation at fair value resulted in the recognition of: deferred tax assets of $17.0 million, consisting primarily of net operating loss carryforwards; core technologies of $46.4 million; deferred tax liabilities of $19.3 million primarily associated with core technologies; and other net assets of $3.0 million. In addition, an indefinite-lived intangible asset of $4.7 million was recorded for follow-on product applications for CTOs. The excess of the purchase price over fair value of the acquired net assets was recorded as goodwill of $28.3 million. The goodwill recognized is attributable to complementary product sales opportunities and expected cost synergies. The goodwill is not deductible for tax purposes. Core technologies will be amortized over their estimated useful lives of approximately 11 years. The company has not yet finalized the purchase accounting, which may be adjusted as further information about conditions existing at the acquisition date becomes available.

3. Restructuring

In April 2009, the company announced a plan (the “Plan”) to reduce its overall cost structure and improve efficiency. The Plan included the consolidation of certain businesses in the United States and the realignment of

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

certain sales and marketing functions outside the United States. The Plan resulted in the elimination of certain positions and other employee terminations worldwide. The company recorded employee separation costs under the company’s existing severance programs and other costs primarily related to one-time termination benefits offered under the Plan. Activities under the Plan were substantially complete as of June 30, 2009, with a total pre-tax cost of $15.4 million ($10.2 million after tax) of which $5.6 million ($3.7 million after tax) was recorded to other (income) expense, net in the second quarter of 2009. Substantially all of these costs were cash expenditures. At June 30, 2010, no liability remains for this restructuring charge.

4. Earnings per Common Share

Earnings per share (“EPS”) is computed under the two-class method using the following common share information:

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(dollars and shares in millions)
EPS Numerator:
Net income attributable to common shareholders	$124.6	$112.2	$245.5	$224.7
Less: Income allocated to participating securities	1.4	1.2	2.8	2.5

Net income available to common shareholders	$123.2	$111.0	$242.7	$222.2

EPS Denominator:
Weighted average common shares outstanding	94.4	98.5	94.9	98.9
Dilutive common share equivalents from share-based compensation plans	1.2	1.1	1.2	1.4

Weighted average common and common equivalent shares outstanding, assuming dilution	95.6	99.6	96.1	100.3

5. Income Taxes

The company’s effective tax rate for the quarter ended June 30, 2010 was approximately 32% compared to approximately 31% for the same period in 2009. The company’s effective tax rate for the six months ended June 30, 2010 was approximately 31% compared to approximately 30% for the same period in 2009. At June 30, 2010, the total amount of liability for unrecognized tax benefits was $54.6 million (of which $47.1 million would impact the effective tax rate if recognized) plus $12.4 million of accrued interest. At December 31, 2009, the liability for unrecognized tax benefits was $53.2 million plus $11.3 million of accrued interest. Depending upon the outcome of the administrative appeals process related to two tax positions under review for the tax years 2003 and 2004 and/or the expiration of statutes of limitations, the company believes it is reasonably possible that the total amount of unrecognized tax benefits may decrease by up to $8.2 million over the next 12 months.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A roll forward of the notional value of the company’s forward currency and option contracts is as follows:

	Forwards	Options
(dollars in millions)
Balance, December 31, 2009	$52.1	$59.6
New contracts	33.3	0
Expired/cancelled contracts	(31.0)	(29.8)

Balance, June 30, 2010	$54.4	$29.8

The location and fair values of derivative instruments recognized in the condensed consolidated balance sheet are as follows:

		Derivatives
	Location	June 30, 2010	December 31, 2009
(dollars in millions)
Forward currency contracts	Other current assets	$2.5	$1.5
Option contracts	Other current assets	3.7	0.9

		$6.2	$2.4

The following table includes information about gains and losses on derivative instruments and the impact on the condensed consolidated statement of shareholders’ investment:

	Gain/(Loss) Recognized in Other Comprehensive Income		Location of Gain/(Loss) Reclassified from Accumulated Other Comp. Loss to Income	Gain/(Loss) Reclassified from Accumulated Other Comp. Loss to Income
	Quarter Ended June 30,			Quarter Ended June 30,
	2010	2009		2010	2009
(dollars in millions)
Forward currency contracts	$(0.7)	$1.0	Costs of goods sold	$—	$(0.7)
Option contracts	1.8	(3.9)	Costs of goods sold	(0.3)	1.6

	$1.1	$(2.9)		$(0.3)	$0.9

	Gain/(Loss) Recognized in Other Comprehensive Income		Location of Gain/(Loss) Reclassified from Accumulated Other Comp. Loss to Income	Gain/(Loss) Reclassified from Accumulated Other Comp. Loss to Income
	Six Months Ended June 30,			Six Months Ended June 30,
	2010	2009		2010		2009
(dollars in millions)
Forward currency contracts	$0.6	$1.4	Costs of goods sold	$(1.1)		$(0.6)
Option contracts	3.2	(5.3)	Costs of goods sold	(0.1)		2.7

	$3.8	$(3.9)		$(1.2	) (A)	$2.1	(A)

(A)	The tax effect of the amount reclassified from accumulated other comprehensive loss to income was $0.7 million and $0.5 million at June 30, 2010 and 2009, respectively.

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

The following table summarizes financial instruments measured at fair value on a recurring basis:

	June 30, 2010	December 31, 2009
(dollars in millions)
Forward currency contracts	$2.5	$1.5
Option contracts	3.7	0.9

The fair values of forward currency and option contracts were measured using significant other observable inputs and valued by reference to similar financial instruments, adjusted for restrictions and other terms specific to each contract (Level 2 under the fair value hierarchy).

Financial Instruments not Measured at Fair Value

The fair value of short-term borrowings, which consists of commercial paper, approximates carrying value. The fair value of long-term debt was $169.6 million and $163.1 million at June 30, 2010 and December 31, 2009, respectively. These fair values were estimated using dealer quotes for similarly-rated debt instruments over the remaining contractual term of the company’s obligation (Level 2 under the fair value hierarchy).

Short-Term Investments

At June 30, 2010, short-term investments consist of a time deposit purchased with an original maturity of less than six months. Short-term investments are carried at cost, which approximates fair value.

Concentration Risk

Accounts receivable balances include sales to government-supported healthcare systems outside the United States. The company monitors these receivables for potential collection risks. The company is experiencing significant delays in the collection of accounts receivable associated with the national healthcare system in Greece, which amounted to $27.8 million and $36.7 million, at June 30, 2010 and December 31, 2009, respectively. Due to the continued challenges with the financial stability and creditworthiness of Greece, the company recorded a write-down on these receivables of $3.8 million in the second quarter of 2010. The write-down was based on a proposal that the Greek government announced on June 15, 2010 to settle its outstanding debts from 2007 through 2009, primarily by issuing non-interest bearing bonds, with maturities of one to three years.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Inventories

Inventories consisted of:

	June 30, 2010	December 31, 2009
(dollars in millions)
Finished goods	$157.2	$176.2
Work in process	24.4	27.1
Raw materials	100.2	92.1

	$281.8	$295.4

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of July 22, 2010, approximately 1,720 federal and 1,540 state lawsuits involving individual claims by approximately 3,375 plaintiffs, as well as two putative class actions in the United States and three putative class actions in various Canadian provinces, have been filed or asserted against the company with respect to its Composix® Kugel® and certain other hernia repair implant products (collectively, the “Hernia Product Claims”). One of the U.S. class action lawsuits consolidates ten previously-filed U.S. class action lawsuits. The putative class actions, none of which has been certified, seek (i) medical monitoring, (ii) compensatory damages, (iii) punitive damages, (iv) a judicial finding of defect and causation and/or (v) attorneys’ fees. The Hernia Product Claims also generally seek damages for personal injury resulting from use of the products. The company voluntarily recalled certain sizes and lots of the Composix® Kugel® products beginning in December 2005.

On June 22, 2007, the Judicial Panel on Multidistrict Litigation transferred Composix® Kugel® lawsuits pending in federal courts nationwide into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island. The MDL court subsequently determined to include other hernia repair products in the MDL proceeding. Approximately 1,515 of the state lawsuits, involving individual claims by a substantially equivalent number of plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions. The company completed its first MDL trial in April 2010, which resulted in a judgment that the company was not liable for the plaintiff’s damages. The company expects additional trials of a limited number of the Hernia Product Claims to take place during the remainder of 2010.

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

On February 21, 2007, Southeast Missouri Hospital (“Southeast”) filed a putative class action complaint on behalf of itself and all others similarly situated against the company and another manufacturer, Tyco International, Inc. (“Tyco”) which was subsequently dismissed from the action. The complaint was later amended

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to add St. Francis Medical Center (“St. Francis”) as an additional named plaintiff. The action was re-named as St. Francis Medical Center, et al. v. C. R. Bard, Inc., et al. (Civil Action No. 1:07-cv-00031, United States District Court, Eastern District of Missouri, Southeastern District) when the court denied Southeast’s motion to serve as a class representative and dismissed Southeast from the lawsuit. In September 2008, the court granted St. Francis’s motion for class certification and determined the measurement period for any potential damages. St. Francis alleges that the company conspired to exclude competitors from the urological catheter market and that the company sought to maintain market share by engaging in conduct in violation of state and federal antitrust laws. St. Francis seeks injunctive relief and has presented an expert report that calculates damages of up to approximately $320 million, a figure that the company believes is unsupported by the facts. The company’s expert report establishes that, even assuming a determination adverse to the company, the plaintiffs suffered no damages. In September 2009, the District Court granted Bard’s summary judgment motion and dismissed with prejudice all counts in this action. St. Francis appealed the court’s decision to the Eighth Circuit Court of Appeals. The company intends to defend this matter vigorously. If, however, St. Francis is ultimately successful, any damages awarded under the federal antitrust laws will be subject to statutory trebling and St. Francis’s attorneys would be entitled to an award of reasonable fees and costs. At this time, it is not possible to assess the likelihood of an adverse outcome or determine an estimate, or a range of estimates, of potential damages. The company cannot give any assurances that this matter will not have a material adverse effect on the company’s business, results of operations, financial condition and/ or liquidity.

In December 2007, a U.S. District Court jury in Arizona found that certain of W.L. Gore & Associates Inc.’s (“Gore”) ePTFE vascular grafts and stent-grafts infringe the company’s patent number 6,436,135. The jury upheld the validity of the patent and awarded the company $185 million in past damages. The jury also found that Gore willfully infringed the patent. In a second phase of the trial, the court ruled that Gore failed to prove that the patent is unenforceable due to inequitable conduct. In March 2009, the U.S. District Court doubled the jury award to approximately $371 million for damages through June 2007. The Court also awarded Bard attorneys’ fees of $19 million and prejudgment interest of approximately $20 million. In addition, the Court denied Gore’s remaining motions, including its motions for a new trial and to set aside the jury’s verdict. In July 2010, the U.S. District Court awarded the company approximately $109 million in additional damages for the period from July 2007 through March 2009. The Court also assessed a royalty rate of between 12.5% and 20%, depending on the product, that will be used to calculate damages for Gore’s infringing sales from April 2009 through the expiration of the patent. Gore may appeal this matter to the Court of Appeals for the Federal Circuit. Because the company considers this matter a gain contingency, no amounts have been recorded as of June 30, 2010.

Accruals for product liability and other legal matters amounted to $51.5 million and $47.1 million at June 30, 2010 and December 31, 2009, respectively. The company also has recorded receivables from insurance companies for unresolved matters amounting to $45.5 million and $33.1 million at June 30, 2010 and December 31, 2009, respectively.

9. Share-Based Compensation Plans

The company may grant a variety of share-based payments under the 2003 Long Term Incentive Plan of C. R. Bard, Inc., as amended and restated, (the “2003 Plan”) and the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc. (the “Directors’ Plan”) to certain directors, officers and employees. The total number of remaining shares at June 30, 2010 that may be issued under the 2003 Plan was 5,991,341 and under the Directors’ Plan was 70,366. Shares remaining under the 2003 Plan include 3,150,000 shares authorized by the shareholders at the Company’s Annual Meeting of Shareholders on April 21, 2010. Awards under the 2003 Plan may be in the form of stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, unrestricted stock and other stock-based awards. Awards under the Directors’ Plan may be in the form of stock awards, stock options or stock appreciation rights. The company has two employee stock purchase programs.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recognized for share-based compensation are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(dollars in millions)
Total cost of share-based compensation plans	$12.8	$12.5	$27.4	$26.6
Amounts capitalized in inventory and fixed assets	(0.4)	(0.4)	(0.8)	(0.8)
Amounts recognized in income for amounts previously capitalized in inventory and fixed assets	0.4	0.4	0.9	0.9

Amounts charged against income	$12.8	$12.5	$27.5	$26.7

As of June 30, 2010, there were approximately $71.7 million of unrecognized compensation expenses related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately three years. The company repurchases shares from time-to-time on the open market to satisfy share-based payment arrangements. The company has sufficient treasury shares to satisfy expected share-based payment arrangements in 2010.

10. Pension and Other Postretirement Benefit Plans

Defined Benefit Pension Plans - The company has both tax-qualified and nonqualified, noncontributory defined benefit pension plans that together cover substantially all domestic and certain foreign employees. These plans provide benefits based upon a participant’s compensation and years of service. The company amended its domestic tax qualified pension plan to provide that new hires, effective January 1, 2011 or later, will no longer be eligible to participate in the company’s defined benefit plan. The company also amended its domestic defined contribution plan to provide for a new annual retirement contribution by the company for new hires beginning January 1, 2011. These amendments are not expected to have a material impact on the company’s results of operations.

The components of net periodic pension expense are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(dollars in millions)
Service cost net of employee contributions	$6.1	$5.0	$12.3	$9.9
Interest cost	4.8	4.3	9.5	8.6
Expected return on plan assets	(5.5)	(5.1)	(11.0)	(10.1)
Amortization	1.7	0.8	3.4	1.6

Net periodic pension expense	$7.1	$5.0	$14.2	$10.0

Other Postretirement Benefit Plan - The company does not provide subsidized postretirement healthcare benefits and life insurance coverage except to a limited number of former employees. As this plan is unfunded, contributions are made as benefits are incurred. The net periodic benefit expense was $0.2 million for both quarters ended June 30, 2010 and 2009, respectively. The net periodic benefit expense was $0.4 million for both six month periods ended June 30, 2010 and 2009, respectively.

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

Net sales based on the location of the external customer by geographic region are:

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(dollars in millions)
United States	$464.9	$433.6	$919.4	$856.1
Europe	121.1	116.6	238.3	223.1
Japan	33.0	31.8	61.6	61.4
Rest of world	54.9	42.6	105.4	80.4

	$673.9	$624.6	$1,324.7	$1,221.0

Total net sales by disease state are:

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(dollars in millions)
Vascular	$187.5	$169.1	$359.9	$326.5
Urology	179.7	174.7	354.0	337.5
Oncology	178.3	167.2	352.3	328.2
Surgical Specialties	106.2	91.9	215.4	186.0
Other products	22.2	21.7	43.1	42.8

	$673.9	$624.6	$1,324.7	$1,221.0

Other information is:

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(dollars in millions)
Depreciation	$13.0	$12.9	$25.8	$25.4

Amortization	$12.2	$10.2	$23.7	$20.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The company designs, manufactures, packages, distributes and sells medical, surgical, diagnostic and patient care devices. The company sells a broad, diversified portfolio of products to hospitals, individual healthcare professionals, extended care health facilities and alternate site facilities in the United States and abroad. Outside the United States, Europe and Japan are the company’s largest markets, while emerging markets in Asia and Latin America are the company’s fastest growing. In general, the company’s products are intended to be used once and then discarded, or implanted either temporarily or permanently. The company reports sales in four major product group categories: vascular, urology, oncology and surgical specialties. The company also has a product group of other products.

The company’s earnings are driven by its ability to continue to generate sales of its products and improve operating efficiency. Bard’s ability to increase sales over time depends upon its success in developing, acquiring and marketing innovative and differentiated products that meet the needs of clinicians and their patients. For the six months ended June 30, 2010, the company’s research and development (“R&D”) expense, excluding purchased R&D, as a percentage of sales was 6.4%. The company expects R&D expense as a percentage of net sales to increase up to a range of 9% to 10% over the next three to five years. The company also makes selective acquisitions of businesses, products and technologies, generally focusing on small to medium sized transactions to provide ongoing growth opportunities. In addition, the company may from time-to-time consider acquisitions of larger, established companies under appropriate circumstances. The company may also periodically divest lines of business in which it is not able to reasonably attain or maintain a leadership position or for other strategic reasons.

Recent Developments

On July 6, 2010, the company acquired all of the outstanding stock of SenoRx, Inc. (“SenoRx”) for a purchase price of $11.00 per share in cash, totaling approximately $213 million. SenoRx was a public company engaged in the manufacture and sale of minimally-invasive medical devices used in the percutaneous diagnosis and treatment of breast cancer. SenoRx’s products expand Bard’s existing biopsy product portfolio to include the EnCor® stereotactic-guided and MRI-guided breast biopsy systems, the Gel Mark® line of breast tissue markers and the Contura® balloon catheter for the treatment of breast cancer. Substantially all of the purchase price for the acquisition was funded through the issuance of commercial paper.

On May 20, 2010, the company through its wholly-owned subsidiary, Bard Holdings Limited, acquired the remaining 15% of the common shares that it did not already own of its Malaysian manufacturing operation, Bard Sendirian Berhad, for $25.9 million.

On April 12, 2010, the company acquired all of the outstanding stock of FlowCardia, Inc. (“FlowCardia”), a privately-held company engaged in the design and manufacture of endovascular products used in the treatment of chronic total occlusions (“CTOs”), for total consideration of $80.1 million. FlowCardia’s products will complement Bard’s percutaneous transluminal angioplasty products and peripheral stents. FlowCardia’s Crosser® product line of clinically-proven catheters deliver vibrational energy, enabling physicians to cross CTOs and allow for subsequent therapies, such as balloon angioplasty, stent implantation and arthrectomy.

Results of Operations

Net Sales

Bard’s consolidated net sales for the quarter and six months ended June 30, 2010 increased 8% on a reported basis (7% on a constant currency basis) compared to the same periods in the prior year. Net sales “on a constant currency basis” is a non-GAAP financial measure and should not be viewed as a replacement of GAAP results. See “Management’s Use of Non-GAAP Measures” below. Price changes had no effect on consolidated net sales for the quarter and six months ended June 30, 2010 compared to the same periods in the prior year. Exchange rate fluctuations had the effect of increasing consolidated net sales for the quarter and six months ended June 30, 2010 by approximately 1% as compared to the same periods in the prior year. The primary exchange rate movement that impacts net sales is the movement of the Euro compared to the U.S. dollar. The impact of exchange rate movements on net sales is not indicative of the impact on net earnings due to the offsetting impact of exchange rate movements on operating costs and expenses, costs incurred in other currencies and the company’s hedging activities.

Bard’s United States net sales for the quarter ended June 30, 2010 of $464.9 million increased 7% compared to $433.6 million in the prior year quarter. International net sales for the quarter ended June 30, 2010 of $209.0 million increased 9% on a reported basis (6% on a constant currency basis) compared to $191.0 million in the prior year quarter. Bard’s United States net sales for the six months ended June 30, 2010 of $919.4 million increased 7% compared to $856.1 million in the prior year period. International net sales for the six months ended June 30, 2010 of $405.3 million increased 11% on a reported basis (5% on a constant currency basis) compared to the $364.9 million in the prior year period.

Presented below is a summary of consolidated net sales by disease state.

Product Group Summary of Net Sales

	Quarter Ended June 30,				Six Months Ended June 30,
	2010	2009	Change	Constant Currency	2010	2009	Change	Constant Currency
(dollars in millions)
Vascular	$187.5	$169.1	11%	10%	$359.9	$326.5	10%	8%
Urology	179.7	174.7	3%	2%	354.0	337.5	5%	3%
Oncology	178.3	167.2	7%	5%	352.3	328.2	7%	5%
Surgical Specialties	106.2	91.9	16%	15%	215.4	186.0	16%	14%
Other	22.2	21.7	2%	2%	43.1	42.8	1%	—

Total net sales	$673.9	$624.6	8%	7%	$1,324.7	$1,221.0	8%	7%

Vascular Products - Bard markets a wide range of products for the peripheral vascular market, including endovascular products, electrophysiology products and surgical graft products. The increase in consolidated net sales for the quarter and six months ended June 30, 2010 of vascular products compared to the prior year periods was due to growth in endovascular and electrophysiology products. United States net sales for the quarter ended June 30, 2010 of vascular products increased 11% compared to the prior year quarter. International net sales for the quarter ended June 30, 2010 increased 11% on a reported basis (9% on a constant currency basis) compared to the prior year quarter. United States net sales for the six months ended June 30, 2010 increased 8% compared to the prior year period. International net sales for the six months ended June 30, 2010 increased 13% on a reported basis (8% on a constant currency basis) compared to the prior year period.

Consolidated net sales for the quarter ended June 30, 2010 of endovascular products increased 13% on a reported basis (12% on a constant currency basis) compared to the prior year period. Consolidated net sales for the six months ended June 30, 2010 of endovascular products increased 12% on a reported basis (10% on a constant currency basis) compared to the prior year period. Percutaneous transluminal angioplasty balloon catheters, stents and biopsy products were the primary contributors to the growth in this category for the quarter and six months ended June 30, 2010.

Consolidated net sales for the quarter ended June 30, 2010 of electrophysiology products increased 8% on a reported basis (7% on a constant currency basis) compared to the prior year quarter. Consolidated net sales for the six months ended June 30, 2010 of electrophysiology products increased 10% on a reported basis (7% on a constant currency basis) compared to the prior year period. The company’s electrophysiology laboratory systems and steerable diagnostic catheters were the primary contributors to the increase in the quarter and six month period.

Consolidated net sales for the quarter ended June 30, 2010 of surgical graft products increased 2% on a reported basis (1% on a constant currency basis) compared to the prior year quarter. Consolidated net sales for the six months ended June 30, 2010 of surgical graft products decreased 1% on a reported basis (4% on a constant currency basis) compared to the prior year period.

Urology Products - Bard markets a wide range of products for the urology market, including basic drainage products, continence products and urological specialty products. Bard also markets StatLock® catheter stabilization products, which are used to secure many types of catheters sold by Bard and other companies. The majority of basic drainage products, StatLock® catheter stabilization devices and certain urological specialty products are sold through distributors. The increase in consolidated net sales for the quarter ended June 30, 2010 of urology products compared to the prior year quarter was due to growth in sales of basic drainage products and StatLock® products, partially offset by a decline in sales of continence products. Net sales growth in urology products for the quarter and six months ended June 30, 2010 was favorably impacted by the inventory reductions made by distributors in the same prior year periods. United States net sales of urology products for the quarter ended June 30, 2010 increased 3% compared to the prior year quarter. International net sales for the quarter ended June 30, 2010 of urology products increased 3% on a reported basis (flat on a constant currency basis) compared to the prior year quarter. United States net sales for the six months ended June 30, 2010 increased 4% compared to the prior year period. International net sales for the six months ended June 30, 2010 increased 7% on a reported basis (1% on a constant currency basis) compared to the prior year period.

Consolidated net sales for the quarter ended June 30, 2010 of basic drainage products increased 2% on a reported basis (1% on a constant currency basis) compared to the prior year quarter. Net sales growth of basic drainage products for the quarter and six months ended June 30, 2010 was favorably impacted by the inventory reductions made by distributors in the same prior year periods. Consolidated net sales for the quarter ended June 30, 2010 of infection control Foley catheter products decreased 3% on both a reported and constant currency basis compared to the prior year quarter. Consolidated net sales for the six months ended June 30, 2010 of basic drainage products increased 3% on a reported basis (2% on a constant currency basis) compared to the prior year period. Consolidated net sales for the six months ended June 30, 2010 of infection control Foley catheter products decreased 2% on a reported and constant currency basis compared to the prior year period.

Consolidated net sales for the quarter ended June 30, 2010 of continence products decreased 5% on both a reported basis and constant currency basis compared to the prior year quarter. Net sales of continence products for the quarter and six months ended June 30, 2010 were impacted by a decline in sales of surgical continence products, a trend that may continue, partially offset by sales growth in fecal management products. Consolidated net sales for the six months ended June 30, 2010 of continence products decreased 4% on a reported basis (5% on a constant currency basis) compared to the prior year period.

Consolidated net sales for the quarter ended June 30, 2010 of the StatLock® catheter stabilization product line increased 25% on a reported basis (24% on a constant currency basis) compared to the prior year quarter. Net sales growth of the StatLock® devices for the quarter and six months ended June 30, 2010 was favorably impacted by inventory reductions made by distributors in the same prior year periods. Consolidated net sales for the six months ended June 30, 2010 of the Statlock® catheter stabilization product line increased 29% on a reported basis (27% on a constant currency basis) compared to the prior year period.

Consolidated net sales for the quarter ended June 30, 2010 of urological specialty products decreased 3% on a reported basis (5% on a constant currency basis) compared to the same period in the prior year. Net sales growth of urological specialty products for the quarter and six months ended June 30, 2010 was favorably impacted by the inventory reductions made by distributors in the same prior year periods. A decline in net sales of brachytherapy products impacted sales of urological specialty products for the quarter ended June 30, 2010. The company believes that the brachytherapy market has been losing procedural share to alternative therapies, a trend that may continue. Consolidated net sales for the six months ended June 30, 2010 of urological specialty products increased 1% on a reported basis (decreased 2% on a constant currency basis) compared to the prior year period.

Oncology Products - Bard’s oncology business includes specialty vascular access products and enteral feeding devices. Specialty vascular access products include peripherally inserted central catheters (“PICCs”), used for intermediate to long-term central venous access, specialty access ports and accessories (“Ports”), used most frequently for chemotherapy, dialysis access catheters, and vascular access ultrasound devices, which help facilitate the placement of PICCs.

The increase in consolidated net sales for the quarter and six months ended June 30, 2010 of oncology products compared to the same prior year periods was due primarily to growth in sales of PICCs and Ports. United States net sales for the quarter ended June 30, 2010 increased 4% compared to the prior year quarter. International net sales for the quarter ended June 30, 2010 increased 15% on a reported basis (8% on a constant currency basis) compared to the prior year quarter. United States net sales for the six months ended June 30, 2010 increased 5% compared to the prior year period. International net sales for the six months ended June 30, 2010 increased 15% on a reported basis (6% on a constant currency basis) compared to the prior year period.

Consolidated net sales for the quarter ended June 30, 2010 of PICCs increased 6% on both a reported basis and a constant currency basis compared to the prior year quarter. For the six months ended June 30, 2010, net sales of these products increased 9% on a reported basis (8% on a constant currency basis) compared to the prior year period. Consolidated net sales for the quarter ended June 30, 2010 of Ports increased 10% on a reported basis (9% on a constant currency basis) compared to the prior year quarter. For the six months ended June 30, 2010, net sales of these products increased 8% on a reported basis (6% on a constant currency basis) compared to the prior year period. Dialysis access catheters and vascular access ultrasound devices also contributed to growth in net sales. Consolidated net sales for the quarter ended June 30, 2010 of dialysis access catheters increased 8% on both a reported basis and a constant currency basis compared to the prior year quarter. For the six months ended June 30, 2010, net sales of these products increased 13% on a reported basis (10% on a constant currency basis) compared to the prior year period. Consolidated net sales for the quarter ended June 30, 2010 of vascular access ultrasound devices increased 14% on a reported basis (13% on a constant currency basis) compared to the prior year quarter. For the six months ended June 30, 2010, net sales of these products increased 14% on a reported basis (13% on a constant currency basis) compared to the prior year period.

Surgical Specialty Products - Surgical specialty products include soft tissue repair, performance irrigation and hemostasis product lines. The increase in consolidated net sales for the quarter and six months ended June 30, 2010 of surgical specialty products compared to the prior year quarter was due primarily to growth in the soft tissue repair product line. United States net sales of surgical specialty products for the quarter ended June 30, 2010 increased 19% compared to the prior year quarter. International net sales for the quarter ended June 30, 2010 of surgical specialty products increased 6% on a reported basis (3% on a constant currency basis) compared to the prior year quarter. United States net sales for the six months ended June 30, 2010 increased 19% compared to the prior year period. International net sales for the six months ended June 30, 2010 increased 8% on a reported basis (2% on a constant currency basis) compared to the prior year period.

The soft tissue repair product line includes synthetic and natural-tissue hernia repair implants, natural-tissue breast reconstruction implants and hernia fixation products. Consolidated net sales for the quarter ended June 30, 2010 of soft tissue repair products increased 21% on a reported basis (20% on a constant currency basis) compared to the prior year quarter. Net sales in this category were favorably impacted by growth in sales of both biologic soft tissue repair and hernia fixation products due to the continued impact from the introduction of products and the expansion of product lines in these categories. Consolidated net sales for the six months ended June 30, 2010 of soft tissue repair products increased 23% on a reported basis (21% on a constant currency basis) compared to the prior year period.

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

Other Products - The other product group includes irrigation, wound drainage and certain original equipment manufacturers’ products. Consolidated net sales of other products for the quarter ended June 30, 2010 increased 2% on both a reported basis and a constant currency basis compared to the prior year quarter. Consolidated net sales for the six months ended June 30, 2010 of other products increased 1% on a reported basis (flat on a constant currency basis) compared to the prior year period.

Costs and Expenses

The following is a summary of costs and expenses as a percentage of net sales for the quarters and six months ended June 30:

	Quarter Ended June 30,		Six Months Ended June 30,
	2010(A)	2009	2010(A)	2009

Cost of goods sold	37.3%	38.2%	38.1%	37.9%
Marketing, selling and administrative expense	28.1%	27.2%	27.9%	27.4%
Research and development expense	6.7%	6.7%	6.5%	6.4%
Interest expense	0.4%	0.5%	0.4%	0.5%
Other (income) expense, net	0.3%	1.2%	0.2%	1.4%

Total costs and expenses	72.9%	73.8%	73.0%	73.6%

(A)	Amounts do not add due to rounding.

Cost of goods sold - Cost of goods sold consists principally of the manufacturing and distribution costs of the company’s products. The category also includes royalties, amortization of intangible assets and the impact of hedging activities. Cost of goods sold as a percentage of net sales for the quarter ended June 30, 2010 decreased 90 basis points compared to the prior year quarter. Reductions in cost of goods sold were attributed primarily to cost improvements. The impact of incremental amortization of intangible assets acquired in the last 12 months increased cost of goods sold as a percentage of net sales by approximately 40 and 30 basis points over the prior year quarter and six month period, respectively. Cost of goods sold as a percentage of net sales for the six months ended June 30, 2010 increased 20 basis points compared to the prior year period.

Marketing, selling and administrative expense - Marketing, selling and administrative expense consists principally of the costs associated with the company’s sales and administrative organizations. These costs as a percentage of net sales for the quarter ended June 30, 2010 were 28.1% compared to 27.2% for the prior year quarter. These costs as a percentage of net sales for the six months ended June 30, 2010 were 27.9% compared to 27.4% for the prior year period.

Research and development expense - Research and development expense consists principally of costs related to internal research and development activities, milestone payments for third-party research and development activities, and purchased R&D costs arising from the company’s business development activities. Purchased R&D payments may impact the comparability of the company’s results of operations between periods. A purchased R&D charge of $0.5 million was recorded for the quarter and six months ended June 30, 2010. A purchased R&D charge of $2.3 million was recorded for the quarter and six months ended June 30, 2009. Research and development expense for the quarter ended June 30, 2010 was $45.1 million, an increase of approximately 8% compared to the prior year quarter. Research and development expense for the six months ended June 30, 2010 was $85.7 million, an increase of approximately 10% compared to the prior year period.

Interest expense - Interest expense was $2.8 million and $3.0 million for the quarters ended June 30, 2010 and 2009, respectively. Interest expense was $5.7 million and $6.0 million for the six months ended June 30, 2010 and 2009, respectively.

Other (income) expense, net - The components of other (income) expense, net, for the quarters and six months ended June 30 are:

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(dollars in millions)
Interest income	$(0.9)	$(0.8)	$(1.6)	$(2.2)
Foreign exchange losses (gains)	0.6	(2.7)	1.0	(2.0)
Asset disposition	—	4.5	—	4.5
Restructuring	—	5.6	—	15.4
Other, net	2.4	1.0	2.6	1.2

Total other (income) expense, net	$2.1	$7.6	$2.0	$16.9

Interest income - For the quarter ended June 30, 2010, interest income was $0.9 million, compared to $0.8 million for the prior year quarter. For the six months ended June 30, 2010, interest income was $1.6 million compared to $2.2 million for the same period in the prior year. The decrease in 2010 was primarily due to lower global interest rates.

Asset disposition - For the quarter and six months ended June 30, 2009, the amount reflects a non-cash charge for an asset write-off related to the company’s decision to discontinue a hernia-repair xenograft device.

Restructuring - See Note 3 to the notes to condensed consolidated financial statements.

Other, net - For the quarter and six months ended June 30, 2010, the amount includes an acquisition related item of $1.6 million consisting of integration costs.

Income tax provision

The company’s effective tax rate for the quarter ended June 30, 2010 was approximately 32% compared to approximately 31% for the same period in 2009. The company’s effective tax rate for the six months ended June 30, 2010 was approximately 31% compared to approximately 30% for the same period in 2009.

Net Income Attributable to Common Shareholders and Earnings Per Share Available to Common Shareholders

The company reported net income attributable to common shareholders and diluted earnings per share available to common shareholders for the quarter ended June 30, 2010 of $124.6 million and $1.29, respectively.

Net income attributable to common shareholders and diluted earnings per share available to common shareholders for the prior year quarter was $112.2 million and $1.11, respectively. The current year quarter reflects acquisition related items, consisting of transaction costs (primarily legal and valuation costs), integration costs and purchase accounting adjustments of $5.6 million, or $0.06 per diluted share. The current year quarter also reflects bad debt expense of $3.8 million or $0.04 per diluted share related to the write-down of accounts receivable in Greece. The prior year quarter reflects acquisition related items, primarily consisting of a purchased R&D charge, of $3.1 million, or $0.03 per diluted share. The prior year quarter also reflects a restructuring charge of $3.7 million, or $0.04 per diluted share and a non-cash charge related to an asset write-off of $5.2 million, or $0.05 per diluted share.

The company reported net income attributable to common shareholders and diluted earnings per share available to common shareholders for the six months ended June 30, 2010 of $245.5 million and $2.53, respectively. Net income attributable to common shareholders and diluted earnings per share available to common shareholders for the six months ended June 30, 2009 was $224.7 million and $2.22, respectively. The current year to date period reflects acquisition related items, consisting of transaction costs (primarily legal and valuation costs), integration costs and purchase accounting adjustments of $7.1 million, or $0.07 per diluted share and the prior year to date period reflects acquisition related items, primarily consisting of a purchased R&D charge, of $3.1 million, or $0.03 per diluted share. The current year six month period also reflects bad debt expense of $3.8 million or $0.04 per diluted share related to the write-down of accounts receivable in Greece. The prior six month period also reflects restructuring charges of $10.2 million, or $0.10 per diluted share and a non-cash charge related to an asset write-off of $5.2 million, or $0.05 per diluted share.

Liquidity and Capital Resources

The company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Significant factors affecting the management of liquidity are cash flows generated from operating activities, capital expenditures, acquisitions of businesses and technologies, cash dividends and common stock repurchases. Cash provided from operations continues to be the company’s primary source of funds. The company believes that it could borrow adequate funds at competitive terms should it be necessary. The company believes that its overall financial strength gives it sufficient financial flexibility. The table below summarizes certain liquidity measures for Bard as of June 30:

	2010	2009
(dollars in millions)
Working capital	$1,121.2	$1,157.9

Current ratio	4.97/1	5.43/1

For the six months ended June 30, 2010 and 2009, net cash provided by operating activities was $295.3 and $267.5 million, respectively. The increase reflects improvements in working capital.

For the six months ended June 30, 2010, the company used $110.2 million in cash for investing activities, compared to the $72.8 million used in the prior year period. The current year period reflects the acquisition of FlowCardia for $75.9 million and the prior year period included contingent milestone payments of $27.0 million associated with the acquisition of assets of the LifeStent® family of stents from Edwards Lifesciences. The purchase of short-term investments was $12.6 million for the six month period ended June 30, 2010. Capital expenditures were approximately $20.3 million and $26.0 million for the six month periods ended June 30, 2010 and 2009, respectively.

For the six months ended June 30, 2010, the company used $248.5 million in cash for financing activities, compared to the $195.6 million used in the prior year period. The current year period includes the purchase of the noncontrolling interest in Malaysia for $25.9 million. Total debt was $179.8 million and $149.8 million at June 30, 2010 and December 31, 2009, respectively. Total debt to total capitalization was 7.7% and 6.4% at June 30, 2010 and December 31, 2009, respectively. The company spent approximately $231.7 million to repurchase 2,825,000 shares of common stock in the six months ended June 30, 2010 compared with approximately $171.7 million to repurchase 2,295,347 shares of common stock in the prior year period. The company paid cash dividends of $0.34 per share and $0.32 per share for the six month periods ended June 30, 2010 and 2009, respectively.

The company maintains a committed syndicated bank credit facility with a $400 million five-year credit agreement that expires in June 2012. The credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The facility includes pricing based on the company’s long-term credit rating and includes a financial covenant that limits the amount of total debt to total capitalization. The company had outstanding commercial paper borrowings of $30.0 million at June 30, 2010. There were no outstanding borrowings or commercial paper borrowings at December 31, 2009.

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

In addition, there are substantial risks inherent in the medical device business. The company’s business involves the design, development, manufacture, packaging, distribution and sale of life-enhancing medical devices. These devices are often utilized on, or permanently or temporarily implanted in, patients in clinically demanding circumstances, such as operating rooms, emergency units, intensive care and critical care settings, among others. These circumstances, among other factors, can cause the products to become associated with adverse clinical events, including patient mortality and injury, and could lead to product liability claims (including lawsuits seeking class action status or seeking to establish multi-district litigation proceedings) and other litigation, product withdrawals, Warning Letters, recalls, field corrections or regulatory enforcement actions relating to one or more of the company’s products, any of which could have a material adverse effect on our business, results of operations, financial condition and/or liquidity. For further discussion of risks applicable to our business, see “Risk Factors” in C. R. Bard, Inc.’s 2009 Annual Report on Form 10-K and Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.

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

Effective management of and reaction to risks involved in our business, including:

•

the ability to achieve manufacturing or administrative efficiencies, including gross margin benefits from our manufacturing processes and supply chain programs or in connection with the integration of acquired businesses;

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

General economic conditions, including:

•	international and domestic business conditions;

•	political or economic instability in foreign countries;

•	interest rates;

•	foreign currency exchange rates;

•	changes in the rate of inflation; and

•	instability of global financial markets and economies including certain countries in southern Europe.

Other factors beyond our control, including catastrophes, both natural and man-made, earthquakes, floods, fires, explosions, acts of terrorism or war.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The quantitative and qualitative disclosures about market risk are discussed in Item 7A. in C. R. Bard, Inc.’s 2009 Annual Report on Form  10-K. There have been no material changes in the information reported since the year ended December 31, 2009.

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

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of June 30, 2010. Based upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2010, the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to accomplish their objectives at the reasonable assurance level.

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

As of July 22, 2010, approximately 1,720 federal and 1,540 state lawsuits involving individual claims by approximately 3,375 plaintiffs, as well as two putative class actions in the United States and three putative class actions in various Canadian provinces, have been filed or asserted against the company with respect to its Composix® Kugel® and certain other hernia repair implant products (collectively, the “Hernia Product Claims”). One of the U.S. class action lawsuits consolidates ten previously-filed U.S. class action lawsuits. The putative class actions, none of which has been certified, seek (i) medical monitoring, (ii) compensatory damages, (iii) punitive damages, (iv) a judicial finding of defect and causation and/or (v) attorneys’ fees. The Hernia Product Claims also generally seek damages for personal injury resulting from use of the products. The company voluntarily recalled certain sizes and lots of the Composix® Kugel® products beginning in December 2005.

On June 22, 2007, the Judicial Panel on Multidistrict Litigation transferred Composix® Kugel® lawsuits pending in federal courts nationwide into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island. The MDL court subsequently determined to include other hernia repair products in the MDL proceeding. Approximately 1,515 of the state lawsuits, involving individual claims by a substantially equivalent number of plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions. The company completed its first MDL trial in April 2010, which resulted in a judgment that the company was not liable for plaintiff’s damages. The company expects additional trials of a limited number of the Hernia Product Claims to take place during the remainder of 2010.

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

On February 21, 2007, Southeast Missouri Hospital (“Southeast”) filed a putative class action complaint on behalf of itself and all others similarly situated against the company and another manufacturer, Tyco International, Inc. (“Tyco”) which was subsequently dismissed from the action. The complaint was later amended to add St. Francis Medical Center (“St. Francis”) as an additional named plaintiff. The action was re-named as St. Francis Medical Center, et al. v. C. R. Bard, Inc., et al. (Civil Action No. 1:07-cv-00031, United States District Court, Eastern District of Missouri, Southeastern District) when the court denied Southeast’s motion to serve as a class representative and dismissed Southeast from the lawsuit. In September 2008, the court granted St. Francis’s motion for class certification and determined the measurement period for any potential damages. St. Francis alleges that the company conspired to exclude competitors from the urological catheter market and that the company sought to maintain market share by engaging in conduct in violation of state and federal antitrust laws. St. Francis seeks injunctive relief and has presented an expert report that calculates damages of up to approximately $320 million, a figure that the company believes is unsupported by the facts. The company’s expert report establishes that, even assuming a determination adverse to the company, the plaintiffs suffered no damages. In September 2009, the District Court granted Bard’s summary judgment motion and dismissed with prejudice all counts in this action. St. Francis appealed the court’s decision to the Eighth Circuit Court of Appeals. The company intends to defend this matter vigorously. If, however, St. Francis is ultimately successful, any damages awarded under the federal antitrust laws will be subject to statutory trebling and St. Francis’s attorneys would be entitled to an award of reasonable fees and costs. At this time, it is not possible to assess the likelihood of an adverse outcome or determine an estimate, or a range of estimates, of potential damages. The company cannot give any assurances that this matter will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

In December 2007, a U.S. District Court jury in Arizona found that certain of W.L. Gore & Associates Inc.’s (“Gore”) ePTFE vascular grafts and stent-grafts infringe the company’s patent number 6,436,135. The jury upheld the validity of the patent and awarded the company $185 million in past damages. The jury also found that Gore willfully infringed the patent. In a second phase of the trial, the court ruled that Gore failed to prove that the patent is unenforceable due to inequitable conduct. In March 2009, the U.S. District Court doubled the jury award to approximately $371 million for damages through June 2007. The Court also awarded Bard attorneys’ fees of $19 million and prejudgment interest of approximately $20 million. In addition, the Court denied Gore’s remaining motions, including its motions for a new trial and to set aside the jury’s verdict. In July 2010, the U.S. District Court awarded the company approximately $109 million in additional damages for the period from July 2007 through March 2009. The Court also assessed a royalty rate of between 12.5% and 20%, depending on the product, that will be used to calculate damages for Gore’s infringing sales from April 2009 through the expiration of the patent. Gore may appeal this matter to the Court of Appeals for the Federal Circuit. Because the company considers this matter a gain contingency, no amounts have been recorded as of June 30, 2010.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A. in C. R. Bard, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and in Part II, Item 1A. “Risk Factors” in C. R. Bard, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs(2)
April 1 - April 30, 2010	180,118	$86.09	175,000	$193,876,791
May 1 - May 31, 2010	950,684	83.08	950,000	114,949,981
June 1 - June 30, 2010	510,527	79.80	500,000	575,028,879

Total	1,641,329	$82.39	1,625,000	$575,028,879

(1)	The company repurchased 16,329 shares during the three month period ended June 30, 2010 that were not part of the publicly announced share repurchase authorization. These shares were purchased from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.

(2)	On April 15, 2009, the Board of Directors approved the repurchase of up to $500 million of common stock of the company. On June 9, 2010, the Board of Directors approved an additional repurchase of up to $500 million of common stock.

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
Date: July 26, 2010

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