Form 10-Q/A
period 2010-06-30
BARD C R INC /NJ/
filed 2010-08-02
CIK 9892

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

EXPLANATORY NOTE

This Amendment No. 1 to C. R. Bard, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 is being filed solely for the purpose of furnishing Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides financial information from C. R. Bard Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL. This Amendment No. 1 does not reflect any subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the original filing.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933 and are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934.

Item 6. Exhibits

(a)	Exhibit 12.1* – Computation of Ratio of Earnings to Fixed Charges
(b)	Exhibit 31.1* – Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
(c)	Exhibit 31.2* – Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer
(d)	Exhibit 32.1* – Section 1350 Certification of Chief Executive Officer
(e)	Exhibit 32.2* – Section 1350 Certification of Chief Financial Officer
(f)	101.INS** XBRL Instance Document
(g)	101.SCH** XBRL Taxonomy Extension Schema Document
(h)	101.CAL** XBRL Taxonomy Extension Calculation Linkbase Document
(i)	101.DEF** XBRL Taxonomy Extension Definition Linkbase Document
(j)	101.LAB** XBRL Taxonomy Extension Label Linkbase Document
(k)	101.PRE** XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with the company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010.
**	Furnished with this Form 10-Q/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C. R. BARD, INC.
(Registrant)
Date: August 2, 2010

/s/ TODD C. SCHERMERHORN
Todd C. Schermerhorn Senior Vice President and Chief Financial Officer

/s/ FRANK LUPISELLA JR.
Frank Lupisella Jr. Vice President and Controller

INDEX TO EXHIBITS

Number
12.1*	Computation of Ratio of Earnings to Fixed Charges
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with the company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010.
**	Furnished with this Form 10-Q/A.

4