Form 10-Q
period 2010-09-30
BARD C R INC /NJ/
filed 2010-10-25
CIK 9892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2010
Common Stock - $0.25 par value	92,902,645

C. R. BARD, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands except per share amounts, unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$678,400	$637,000	$2,003,100	$1,858,000

Costs and expenses:
Cost of goods sold	251,900	240,900	756,300	703,800
Marketing, selling and administrative expense	185,900	164,300	555,100	498,500
Research and development expense	47,500	43,000	133,200	121,100
Interest expense	3,200	3,000	8,900	9,000
Other (income) expense, net	6,700	600	8,700	17,500

Total costs and expenses	495,200	451,800	1,462,200	1,349,900

Income from operations before income taxes	183,200	185,200	540,900	508,100

Income tax provision	55,700	55,200	167,500	152,500

Net income	127,500	130,000	373,400	355,600
Net income attributable to noncontrolling interest	—	500	400	1,400

Net income attributable to common shareholders	$127,500	$129,500	$373,000	$354,200

Basic earnings per share available to common shareholders	$1.35	$1.32	$3.91	$3.57

Diluted earnings per share available to common shareholders	$1.34	$1.31	$3.86	$3.52

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands except share and per share amounts, unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$662,200	$674,400
Accounts receivable, less allowances of $11,300 and $9,700, respectively	435,000	442,100
Inventories	315,300	295,400
Short-term deferred tax assets	52,800	46,500
Other current assets	54,600	33,400

Total current assets	1,519,900	1,491,800

Property, plant and equipment, at cost	604,600	607,000
Less accumulated depreciation and amortization	282,200	273,900

Net property, plant and equipment	322,400	333,100
Goodwill	609,700	507,400
Other intangibles assets, net	542,000	406,400
Deferred tax assets	90,000	97,400
Other assets	75,600	70,800

Total assets	$3,159,600	$2,906,900

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Short-term borrowings	$216,000	$—
Accounts payable	62,400	50,800
Accrued compensation and benefits	98,900	98,000
Accrued expenses	131,400	117,500
Income taxes payable	9,800	15,400

Total current liabilities	518,500	281,700

Long-term debt	149,800	149,800
Other long-term liabilities	245,000	249,500
Deferred income taxes	15,200	20,000
Commitments and contingencies
Shareholders’ investment:
Preferred stock, $1 par value, authorized 5,000,000 shares; none issued
Common stock, $0.25 par value, authorized 600,000,000 shares; issued and outstanding 92,902,645 shares at September 30, 2010 and 95,917,095 shares at December 31, 2009	23,200	24,000
Capital in excess of par value	1,115,200	1,060,900
Retained earnings	1,171,900	1,133,400
Accumulated other comprehensive loss	(79,200)	(24,700)
Noncontrolling interest	—	12,300

Total shareholders’ investment	2,231,100	2,205,900

Total liabilities and shareholders’ investment	$3,159,600	$2,906,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT

(dollars in thousands except share amounts, unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comp. (Loss)/Inc.	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2009	95,917,095	$24,000	$1,060,900	$1,133,400	$(24,700)	$12,300	$2,205,900
Net income				373,000		400	373,400
Change in derivative instruments designated as cash flow hedges (net of $1,000 taxes)					2,200		2,200
Foreign currency translation adjustment					(60,100)		(60,100)
Amortization of items included in net periodic benefit cost (net of $1,900 taxes)					3,400		3,400

Total comprehensive income							318,900
Cash dividends declared in current year				(33,400)			(33,400)
Issuance of common stock	698,250	100	21,600				21,700
Share-based compensation			38,700				38,700
Purchase of common stock	(3,712,700)	(900)		(301,100)			(302,000)
Tax benefit relating to share-based compensation plans			7,200				7,200
Purchase of noncontrolling interest			(13,200)			(12,700)	(25,900)

Balance at September 30, 2010	92,902,645	$23,200	$1,115,200	$1,171,900	$(79,200)	$—	$2,231,100

Balance at December 31, 2008	99,393,020	$24,800	$966,600	$1,080,200	$(94,400)	$11,000	$1,988,200
Net income				354,200		1,400	355,600
Change in derivative instruments designated as cash flow hedges (net of $1,100 taxes)					(5,700)		(5,700)
Foreign currency translation adjustment					64,000		64,000
Amortization of items included in net periodic benefit cost (net of $1,000 taxes)					1,600		1,600

Total comprehensive income							415,500
Cash dividends declared in current year				(32,800)			(32,800)
Issuance of common stock	789,329	200	18,600				18,800
Share-based compensation			37,400				37,400
Purchase of common stock	(3,646,147)	(900)		(271,000)			(271,900)
Tax benefit relating to share-based compensation plans			7,300				7,300

Balance at September 30, 2009	96,536,202	$24,100	$1,029,900	$1,130,600	$(34,500)	$12,400	$2,162,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$373,400	$355,600
Adjustments to reconcile net income to derive net cash provided from operating activities, net of acquired businesses:
Depreciation and amortization	77,300	69,100
Restructuring charge, net of payments	—	3,000
Purchased research and development	500	2,700
Non-cash charge related to asset disposition	—	5,700
Deferred income taxes	(10,500)	(8,100)
Share-based compensation	39,000	37,700
Inventory reserves and provision for doubtful accounts	14,400	13,600
Other noncash items	(1,900)	(100)
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(9,700)	(900)
Inventories	(38,300)	(35,100)
Current liabilities	19,600	2,400
Taxes	(8,500)	7,200
Other, net	8,400	(18,100)

Net cash provided by operating activities	463,700	434,700

Cash flows from investing activities:
Capital expenditures	(33,300)	(37,500)
Payments made for purchases of businesses, net of cash acquired	(286,100)	(62,300)
Payments made for intangibles	(3,600)	(13,200)

Net cash used in investing activities	(323,000)	(113,000)

Cash flows from financing activities:
Net change in short-term borrowings	216,000	—
Purchase of noncontrolling interest	(25,900)	—
Proceeds from exercises under share-based compensation plans, net	13,100	9,900
Excess tax benefit relating to share-based compensation plans	6,800	6,000
Purchase of common stock	(297,600)	(271,900)
Dividends paid	(49,900)	(48,900)
Other	(5,200)	—

Net cash used in financing activities	(142,700)	(304,900)

Effect of exchange rate changes on cash and cash equivalents	(10,200)	23,200

(Decrease) increase in cash and cash equivalents during the period	(12,200)	40,000

Balance at January 1	674,400	592,100

Balance at September 30	$662,200	$632,100

Supplemental cash flow information
Cash paid for:
Interest	$6,300	$6,400
Income taxes	177,500	150,200

Non-cash transactions:
Purchase of common stock not settled	$4,400	$—
Purchase of businesses and related costs	5,700	2,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of C. R. Bard, Inc. and its subsidiaries (the “company” or “Bard”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in C. R. Bard, Inc.’s 2009 Annual Report on Form 10-K. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in C. R. Bard, Inc.’s 2009 Annual Report on Form 10-K. The preparation of these financial statements requires the company to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities at the date of the financial statements. These financial statements include all normal and recurring adjustments necessary for a fair presentation. The accounts of most foreign subsidiaries are consolidated as of and for the quarters ended August 31, 2010 and August 31, 2009 and as of November 30, 2009. No events occurred related to these foreign subsidiaries during the months of September 2010, September 2009 or December 2009 that materially affected the financial position or results of operations of the company. The results for the interim periods presented are not necessarily indicative of the results expected for the year.

2. Acquisitions

On July 6, 2010, the company acquired all of the outstanding stock of SenoRx, Inc. (“SenoRx”) for a purchase price of $11.00 per share in cash, totaling $213.5 million. SenoRx was a public company engaged in the manufacture and sale of minimally-invasive medical devices used in the percutaneous diagnosis and treatment of breast cancer. SenoRx’s products expand Bard’s existing biopsy product portfolio to include the EnCor® stereotactic-guided and MRI-guided breast biopsy systems, the Gel Mark® line of breast tissue markers and the Contura® balloon catheter for the treatment of breast cancer. Substantially all of the purchase price for the acquisition was funded through the issuance of commercial paper. The acquisition was accounted for as a business combination, and the results of operations have been included in the company’s results since the acquisition date. The purchase price allocation at fair value resulted in the recognition of: deferred tax assets of $38.3 million, consisting primarily of net operating loss carryforwards; core technologies of $95.1 million; deferred tax liabilities of $43.3 million, primarily associated with core technologies; and other net assets of $24.0 million consisting of cash, accounts receivable and inventories. An indefinite-lived intangible asset of $12.8 million was also recorded primarily for the next generation of the EnCor® stereotactic-guided breast biopsy system. The fair value of this intangible asset was determined based upon the present value of expected future cash flows adjusted for the probability of technological and commercial risk, utilizing a risk-adjusted discount rate. The excess of the purchase price over fair value of the acquired net assets was recorded as goodwill of $86.6 million. The goodwill recognized is attributable to expected cost synergies and other benefits created by the expanded and more comprehensive biopsy product portfolio as a result of the acquisition. The goodwill is not deductible for tax purposes. Core technologies will be amortized over their estimated useful lives of approximately 10 years. The company incurred acquisition related transaction costs of $3.2 million, which were expensed to marketing, selling and administrative expense. The company has not yet finalized the purchase accounting, which may be adjusted as further information about conditions existing at the acquisition date becomes available. In connection with this acquisition, the company recorded charges of $6.9 million ($4.2 million after tax) to other (income) expense, net, associated with the termination of existing SenoRx commercial agreements, the settlement of disputes that arose under certain of these agreements and integration costs.

On May 20, 2010, the company, through its wholly-owned subsidiary, Bard Holdings Limited, acquired the remaining 15% of the common shares that it did not already own of its Malaysian manufacturing operation, Bard Sendirian Berhad, for $25.9 million. In connection with the transaction, Bard’s shareholders’ investment was reduced by $13.2 million, which represented the excess of the cash paid over the carrying amount of the noncontrolling interest.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 12, 2010, the company acquired all of the outstanding stock of FlowCardia, Inc. (“FlowCardia”), a privately-held company engaged in the design and manufacture of endovascular products used in the treatment of chronic total occlusions (“CTOs”), for total consideration of $80.1 million. FlowCardia’s products complement Bard’s percutaneous transluminal angioplasty products and peripheral stents. FlowCardia’s Crosser® product line of clinically-proven catheters deliver vibrational energy, enabling physicians to cross CTOs and allow for subsequent therapies, such as balloon angioplasty, stent implantation and atherectomy. The acquisition was accounted for as a business combination, and the results of operations have been included in the company’s results since the acquisition date. The purchase price allocation at fair value resulted in the recognition of: deferred tax assets of $17.0 million, consisting primarily of net operating loss carryforwards; core technologies of $46.4 million; deferred tax liabilities of $19.3 million primarily associated with core technologies; and other net assets of $3.0 million. In addition, an indefinite-lived intangible asset of $4.7 million was recorded for follow-on product applications for CTOs. The excess of the purchase price over fair value of the acquired net assets was recorded as goodwill of $28.3 million. The goodwill recognized is attributable to complementary product sales opportunities and expected cost synergies. The goodwill is not deductible for tax purposes. Core technologies will be amortized over their estimated useful lives of approximately 11 years. The company has not yet finalized the purchase accounting, which may be adjusted as further information about conditions existing at the acquisition date becomes available.

3. Restructuring

In April 2009, the company announced a plan (the “Plan”) to reduce its overall cost structure and improve efficiency. The Plan included the consolidation of certain businesses in the United States and the realignment of certain sales and marketing functions outside the United States. The Plan resulted in the elimination of certain positions and other employee terminations worldwide. The company recorded employee separation costs under the company’s existing severance programs and other costs primarily related to one-time termination benefits offered under the Plan. Activities under the Plan were substantially complete as of June 30, 2009, with a total pre-tax cost of $15.4 million ($10.2 million after tax). Substantially all of these costs were cash expenditures. At September 30, 2010, no liability remained for this restructuring charge.

4. Earnings per Common Share

Earnings per share (“EPS”) is computed under the two-class method using the following common share information:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(dollars and shares in millions)
EPS Numerator:
Net income attributable to common shareholders	$127.5	$129.5	$373.0	$354.2
Less: Income allocated to participating securities	1.3	1.3	4.1	3.9

Net income available to common shareholders	$126.2	$128.2	$368.9	$350.3

EPS Denominator:
Weighted average common shares outstanding	93.3	97.0	94.4	98.2
Dilutive common share equivalents from share-based compensation plans	1.0	1.1	1.1	1.3

Weighted average common and common equivalent shares outstanding, assuming dilution	94.3	98.1	95.5	99.5

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Income Taxes

The company’s effective tax rate for each of the quarters ended September 30, 2010 and 2009 was approximately 30%. The company’s effective tax rate for the nine months ended September 30, 2010 was approximately 31% compared to approximately 30% for the same period in 2009. The effective tax rate for both current year periods reflects the discrete tax effect of a charge of $5.6 million associated with a planned future cash repatriation of approximately $62 million of earnings from operations in certain foreign jurisdictions as a result of tax legislation enacted in the third quarter. The company has not provided for income taxes on the remainder of undistributed earnings of its foreign operations, as it is the company’s intention to continue to permanently reinvest these undistributed earnings. The $5.6 million charge was partially offset by the discrete tax effect of $4.2 million associated with certain tax positions being remeasured as a result of new information related to the U.S. Internal Revenue Service examinations of the tax years 2003 and 2004.

At September 30, 2010, the total amount of liability for unrecognized tax benefits was $52.8 million (of which $44.4 million would impact the effective tax rate, if recognized) plus $13.0 million of accrued interest. At December 31, 2009, the liability for unrecognized tax benefits was $53.2 million plus $11.3 million of accrued interest. Depending upon the outcome of the administrative appeals process related to two tax positions under review for tax years 2003 and 2004, open tax examinations for tax years 2005 through 2007 and/or the expiration of applicable statutes of limitations, the company believes it is reasonably possible that the total amount of unrecognized tax benefits may decrease by up to $20.5 million over the next 12 months.

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

A roll forward of the notional value of the company’s forward currency and option contracts is as follows:

	Forwards	Options
(dollars in millions)
Balance, December 31, 2009	$52.1	$59.6
New contracts	86.1	52.3
Expired/cancelled contracts	(49.4)	(44.7)

Balance, September 30, 2010	$88.8	$67.2

The location and fair values of derivative instruments recognized in the condensed consolidated balance sheet are as follows:

		Derivatives
	Location	September 30, 2010	December 31, 2009
(dollars in millions)
Forward currency contracts	Other current assets	$2.6	$1.5
Option contracts	Other current assets	3.6	0.9

		$6.2	$2.4

Forward currency contracts	Accrued expenses	$0.2	$—

		$0.2	$—

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table includes information about gains and losses on derivative instruments and the impact on the condensed consolidated statements of shareholders’ investment:

	Gain/(Loss) Recognized in Other Comprehensive Income		Location of Gain/(Loss) Reclassified from Accumulated Other Comp. Loss to Income	Gain/(Loss) Reclassified from Accumulated Other Comp. Loss to Income
	Quarter Ended September 30,			Quarter Ended September 30,
	2010	2009		2010		2009
(dollars in millions)
Forward currency contracts	$(0.1)	$0.1	Costs of goods sold	$0.8		$(0.9)
Option contracts	(1.5)	(1.9)	Costs of goods sold	0.1		1.4

	$(1.6)	$(1.8)		$0.9		$0.5

	Gain/(Loss) Recognized in Other Comprehensive Income		Location of Gain/(Loss) Reclassified from Accumulated Other Comp. Loss to Income	Gain/(Loss) Reclassified from Accumulated Other Comp. Loss to Income
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2010	2009		2010		2009
(dollars in millions)
Forward currency contracts	$0.5	$1.5	Costs of goods sold	$(0.3)		$(1.5)
Option contracts	1.7	(7.2)	Costs of goods sold	—		4.1

	$2.2	$(5.7)		$(0.3	)(A)	$2.6	(A)

(A)	The tax effect of the amount reclassified from accumulated other comprehensive loss to income was $0.2 million and $0.4 million at September 30, 2010 and 2009, respectively.

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

The following table summarizes financial instruments measured at fair value on a recurring basis:

	September 30, 2010	December 31, 2009
(dollars in millions)
Forward currency contracts	$2.4	$1.5
Option contracts	3.6	0.9

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments not Measured at Fair Value

The fair value of commercial paper borrowings of $216.0 million at September 30, 2010 approximates carrying value. There were no outstanding borrowings or commercial paper borrowings at December 31, 2009. The company maintains a committed syndicated bank credit facility with a $400 million five-year credit agreement that expires in June 2012. The credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The facility includes pricing based on the company’s long-term credit rating and includes a financial covenant that limits the amount of total debt to total capitalization.

The fair value of long-term debt was $165.6 million and $163.1 million at September 30, 2010 and December 31, 2009, respectively. These fair values were estimated using dealer quotes for similarly-rated debt instruments over the remaining contractual term of the company’s obligation (Level 2 under the fair value hierarchy).

Concentration Risk

Accounts receivable balances include sales to government-supported healthcare systems outside the United States. The company monitors these receivables for potential collection risks. The company is experiencing significant delays in the collection of accounts receivable associated with the national healthcare system in Greece, which amounted to $30.7 million and $36.7 million, at September 30, 2010 and December 31, 2009, respectively. Due to the continued challenges with the financial stability and creditworthiness of Greece, the company recorded a write-down on these receivables of $3.8 million in the second quarter of 2010. The write-down was based on a proposal that the Greek government announced on June 15, 2010 to settle its outstanding debts from 2007 through 2009, primarily by issuing non-interest bearing bonds with maturities of one to three years. The proposal was adopted as law on August 3, 2010.

7. Inventories

Inventories consisted of:

	September 30, 2010	December 31, 2009
(dollars in millions)
Finished goods	$181.7	$176.2
Work in process	25.8	27.1
Raw materials	107.8	92.1

	$315.3	$295.4

8. Contingencies

General

In the ordinary course of business, the company is subject to various legal proceedings and claims, including, for example, product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes. In addition, the company operates in an industry susceptible to significant patent legal claims. The company accounts for estimated losses with respect to legal proceedings and claims when such losses are probable and reasonably estimable. Legal costs associated with these matters are expensed as incurred. At any given time, in the ordinary course of business, the company is involved as either a plaintiff or defendant in a number of patent infringement actions. If a third party’s patent infringement claim were to be determined against the company, the company might be required to make significant royalty or other payments or might be subject to an injunction or other limitation on its ability to manufacture or distribute one or

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

more products. If a patent owned by or licensed to the company were to be determined to be invalid or unenforceable, the company might be required to reduce the value of the patent on the company’s balance sheet and to record a corresponding charge, which could be significant in amount. The company believes that any of these proceedings and claims could have a material adverse effect on its business, results of operations, financial condition and/or liquidity.

Product Liability Matters

As of October 21, 2010, approximately 1,780 federal and 1,570 state lawsuits involving individual claims by approximately 3,465 plaintiffs, as well as two putative class actions in the United States and four putative class actions in various Canadian provinces, have been filed or asserted against the company with respect to its Composix® Kugel® and certain other hernia repair implant products (collectively, the “Hernia Product Claims”). One of the U.S. class action lawsuits consolidates ten previously-filed U.S. class action lawsuits. The putative class actions, none of which has been certified, seek (i) medical monitoring, (ii) compensatory damages, (iii) punitive damages, (iv) a judicial finding of defect and causation and/or (v) attorneys’ fees. Approximately 1,545 of the state lawsuits, involving individual claims by a substantially equivalent number of plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions. The Hernia Product Claims also generally seek damages for personal injury resulting from use of the products. The company voluntarily recalled certain sizes and lots of the Composix® Kugel® products beginning in December 2005.

On June 22, 2007, the Judicial Panel on Multidistrict Litigation transferred Composix® Kugel® lawsuits pending in federal courts nationwide into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island. The MDL court subsequently determined to include other hernia repair products of the company in the MDL proceeding. The first MDL trial was completed in April 2010 and resulted in a judgment for the company based on the jury’s finding that the company was not liable for the plaintiff’s damages. The second MDL trial was completed in August 2010 and resulted in a judgment for the plaintiffs of $1.5 million. The company intends to appeal the judgment. The company expects additional trials of a limited number of the Hernia Product Claims to take place over the next 12 months. While the company intends to vigorously defend the Hernia Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

As of October 21, 2010, approximately 75 product liability lawsuits have been filed or asserted against the company in various federal and state jurisdictions alleging personal injuries associated with the use of the company’s women’s health products, principally its Avaulta® line of pelvic floor reconstruction products (collectively, the “Women’s Health Product Claims”). The Women’s Health Product Claims generally seek damages for personal injury resulting from use of the products. With respect to certain of these claims, the company believes that one of its suppliers has an obligation to defend and indemnify the company. On October 12, 2010, the Judicial Panel on Multidistrict Litigation transferred the Women’s Health Product Claims involving Avaulta® products pending in federal courts nationwide into an MDL for coordinated pre-trial proceedings in the United States District Court for the Southern District of West Virginia. Approximately 40 of the Women’s Health Product Claims involving Avaulta® products are pending in federal courts and have been or will be transferred to the MDL, with the remainder of the Women’s Health Product Claims in various state or federal courts. While the company intends to vigorously defend the Women’s Health Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

As of October 21, 2010, product liability lawsuits involving individual claims by approximately 30 plaintiffs have been filed or asserted against the company in various federal and state jurisdictions alleging personal

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

injuries associated with the use of the company’s vena cava filter products. In addition, a putative class action lawsuit has been filed against the company in California state court on behalf of plaintiffs who are alleged to have no present injury (all lawsuits, collectively, the “Filter Product Claims”). The putative class action, which has not been certified, seeks (i) medical monitoring, (ii) punitive damages, (iii) a judicial finding of defect and causation and/or (iv) attorneys’ fees. While the company intends to vigorously defend the Filter Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

In most product liability litigations of this nature, including the Hernia Product Claims, the Women’s Health Product Claims and the Filter Product Claims, plaintiffs allege a wide variety of claims, ranging from allegations of serious injury caused by the products to efforts to obtain compensation notwithstanding the absence of any injury. In the majority of these cases, the company has not yet received and reviewed complete information regarding the plaintiffs and their medical conditions, and consequently, is unable to fully evaluate the claims. The company expects that it will receive and review additional information regarding the Hernia Product Claims, the Women’s Health Product Claims, the Filter Product Claims and related matters as these cases progress.

The company believes that many settlements and judgments, as well as legal defense costs, relating to the Hernia Product Claims, the Women’s Health Product Claims and the Filter Product Claims are or may be covered in whole or in part under its product liability insurance policies with a limited number of insurance companies. In certain circumstances, insurance companies reserve their rights with respect to coverage, or contest or deny coverage, as has occurred with respect to certain of these claims. When this occurs, the company intends to vigorously contest disputes with respect to its insurance coverage and to enforce its rights under the terms of its insurance policies, and accordingly, may record receivables with respect to amounts due under these policies. Amounts recovered under these policies, however, may be less than the stated coverage limits and may not be adequate to cover damages and/or costs relating to the claims. In addition, there is no guarantee that insurers will pay claims or that coverage will otherwise be available.

Other Legal Matters

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

On February 21, 2007, Southeast Missouri Hospital (“Southeast”) filed a putative class action complaint on behalf of itself and all others similarly situated against the company and another manufacturer, Tyco International, Inc., which was subsequently dismissed from the action. The complaint was later amended to add St. Francis Medical Center (“St. Francis”) as an additional named plaintiff. The action was re-named as St. Francis Medical Center, et al. v. C. R. Bard, Inc., et al. (Civil Action No. 1:07-cv-00031, United States District Court, Eastern District of Missouri, Southeastern District) when the court denied Southeast’s motion to serve as a class representative and dismissed Southeast from the lawsuit. In September 2008, the court granted St. Francis’s motion for class certification and determined the measurement period for any potential damages. St. Francis alleges that the company conspired to exclude competitors from the urological catheter market and that the company sought to maintain market share by engaging in conduct in violation of state and federal antitrust laws. St. Francis seeks injunctive relief and has presented an expert report that calculates damages of up to approximately $320 million, a figure that the company believes is unsupported by the facts. The company’s expert

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

report establishes that, even assuming a determination adverse to the company, the plaintiffs suffered no damages. In September 2009, the District Court granted the company’s summary judgment motion and dismissed with prejudice all counts in this action. St. Francis appealed the Court’s decision to the Eighth Circuit Court of Appeals. In August 2010, the Eighth Circuit Court of Appeals affirmed the decision of the District Court. In October 2010, the Eighth Circuit Court of Appeals granted St. Francis’s request for a re-hearing of its appeal. The re-hearing is pending. The company intends to defend this matter vigorously. If, however, St. Francis is ultimately successful, any damages awarded under the federal antitrust laws will be subject to statutory trebling and St. Francis’s attorneys would be entitled to an award of reasonable fees and costs. At this time, it is not possible to assess the likelihood of an adverse outcome or determine an estimate, or a range of estimates, of potential damages. The company cannot give any assurances that this matter will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

In December 2007, a U.S. District Court jury in Arizona found that certain of W.L. Gore & Associates Inc.’s (“Gore”) ePTFE vascular grafts and stent-grafts infringe the company’s patent number 6,436,135. The jury upheld the validity of the patent and awarded the company $185 million in past damages. The jury also found that Gore willfully infringed the patent. In a second phase of the trial, the Court ruled that Gore failed to prove that the patent is unenforceable due to inequitable conduct. In March 2009, the U.S. District Court doubled the jury award to approximately $371 million for damages through June 2007. The Court also awarded the company attorneys’ fees of $19 million and prejudgment interest of approximately $20 million. In addition, the Court denied Gore’s remaining motions, including its motions for a new trial and to set aside the jury’s verdict. In July 2010, the U.S. District Court awarded the company approximately $109 million in additional damages for the period from July 2007 through March 2009. The Court also assessed a royalty rate of between 12.5% and 20%, depending on the product, that will be used to calculate damages for Gore’s infringing sales from April 2009 through the expiration of the patent. In August 2010, Gore deposited with the Court an additional approximately $139 million, representing Gore’s calculation of royalties for its infringing sales through June 2010. Gore has appealed this matter to the Court of Appeals for the Federal Circuit. Because the company considers this matter a gain contingency, no amounts have been recorded as of September 30, 2010.

The company is subject to numerous federal, state, local and foreign environmental protection laws governing, among other things, the generation, storage, use and transportation of hazardous materials and emissions or discharges into the ground, air or water. The company is or may become a party to proceedings brought under various federal laws including the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), commonly known as Superfund, the Resource Conservation and Recovery Act, the Clean Water Act, the Clean Air Act and similar state laws. These proceedings seek to require the owners or operators of contaminated sites, transporters of hazardous materials to the sites and generators of hazardous materials disposed of at the sites to clean up the sites or to reimburse the government for cleanup costs. In most cases, there are other potentially responsible parties that may be liable for any remediation costs. In these cases, the government alleges that the defendants are jointly and severally liable for the cleanup costs; however, these proceedings are frequently resolved so that the allocation of cleanup costs among the parties more closely reflects the relative contributions of the parties to the site contamination. The company’s potential liability varies greatly from site to site. For some sites, the potential liability is de minimis and for others the costs of cleanup have not yet been determined. The company believes that the proceedings and claims described above will likely be resolved over an extended period of time. While it is not feasible to predict the outcome of these proceedings, based upon the company’s experience, current information and applicable law, the company does not expect these proceedings to have a material adverse effect on its financial condition and/or liquidity. However, one or more of the proceedings could be material to the company’s business and/or results of operations.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accruals for product liability and other legal matters amounted to $53.8 million and $47.1 million at September 30, 2010 and December 31, 2009, respectively. The company also recorded receivables from insurance companies for unresolved matters amounting to $50.9 million and $33.1 million at September 30, 2010 and December 31, 2009, respectively.

9. Share-Based Compensation Plans

The company may grant a variety of share-based payments under the 2003 Long Term Incentive Plan of C. R. Bard, Inc., as amended and restated (the “2003 Plan”) and the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc. (the “Directors’ Plan”) to certain directors, officers and employees. The total number of remaining shares at September 30, 2010 that may be issued under the 2003 Plan was 6,020,875 and under the Directors’ Plan was 70,366. Shares remaining under the 2003 Plan include 3,150,000 shares authorized by the shareholders at the Company’s Annual Meeting of Shareholders on April 21, 2010. Awards under the 2003 Plan may be in the form of stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, unrestricted stock and other stock-based awards. Awards under the Directors’ Plan may be in the form of stock awards, stock options or stock appreciation rights. The company has two employee stock purchase programs.

Amounts recognized for share-based compensation are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(dollars in millions)
Total cost of share-based compensation plans	$11.3	$10.8	$38.7	$37.4
Amounts capitalized in inventory and fixed assets	(0.1)	(0.2)	(0.9)	(1.0)
Amounts recognized in income for amounts previously capitalized in inventory and fixed assets	0.3	0.4	1.2	1.3

Amounts charged against income	$11.5	$11.0	$39.0	$37.7

The anticipated purchases for 2011 and 2010 under the Management Stock Purchase Program (the “MSPP”) as of July 2010 and July 2009, were approximately 0.2 million shares in each year and the fair value per share related to these purchases was $27.42 and $28.20, respectively. The fair value of the 2010 and 2009 annual MSPP purchases was estimated in July 2010 and July 2009, respectively, using the Black-Scholes model based on the following assumptions: risk-free interest rate of 0.22% and 0.35%, respectively; expected volatility of 20% and 27%, respectively; dividend yield of 0.9% and 0.8%, respectively; and expected life of 0.6 years for both valuations.

As of September 30, 2010, there were approximately $67.4 million of unrecognized compensation expenses related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately three years. The company has sufficient treasury shares to satisfy expected share-based payment arrangements in 2010.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contribution plan to provide for a new annual retirement contribution by the company for new hires beginning January 1, 2011. These amendments are not expected to have a material impact on the company’s results of operations.

The components of net periodic pension expense are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(dollars in millions)
Service cost net of employee contributions	$6.1	$5.0	$18.4	$14.9
Interest cost	4.7	4.4	14.2	13.0
Expected return on plan assets	(5.5)	(5.1)	(16.5)	(15.2)
Amortization	1.8	0.7	5.2	2.3

Net periodic pension expense	$7.1	$5.0	$21.3	$15.0

Other Postretirement Benefit Plan - The company does not provide subsidized postretirement healthcare benefits and life insurance coverage except to a limited number of former employees. As this plan is unfunded, contributions are made as benefits are incurred. The net periodic benefit expense was $0.2 million and $0.3 million for the quarters ended September 30, 2010 and 2009, respectively. The net periodic benefit expense was $0.6 million and $0.7 million for the nine month periods ended September 30, 2010 and 2009, respectively.

11. Segment Information

The company’s management considers its business to be a single segment entity—the manufacture and sale of medical devices. The company’s products generally share similar distribution channels and customers. The company designs, manufactures, packages, distributes and sells medical, surgical, diagnostic and patient care devices. The company sells a broad, diversified portfolio of products to hospitals, individual healthcare professionals, extended care health facilities and alternate site facilities on a global basis. In general, the company’s products are intended to be used once and then discarded, or implanted either temporarily or permanently. The company’s chief operating decision makers evaluate their various global product portfolios on a net sales basis and generally evaluate profitability and associated investment on an enterprise-wide basis due to shared infrastructures.

Net sales based on the location of the external customer by geographic region are:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(dollars in millions)
United States	$479.3	$442.6	$1,398.7	$1,298.7
Europe	108.2	118.0	346.5	341.1
Japan	36.0	29.9	97.6	91.3
Rest of world	54.9	46.5	160.3	126.9

	$678.4	$637.0	$2,003.1	$1,858.0

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total net sales by disease state are:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(dollars in millions)
Vascular	$190.7	$173.6	$550.6	$500.1
Urology	179.0	177.5	533.0	515.0
Oncology	183.3	171.6	535.6	499.8
Surgical Specialties	104.6	93.1	320.0	279.1
Other products	20.8	21.2	63.9	64.0

	$678.4	$637.0	$2,003.1	$1,858.0

Other information is:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(dollars in millions)
Depreciation	$13.1	$12.6	$38.9	$38.0

Amortization	$14.7	$10.9	$38.4	$31.1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The company designs, manufactures, packages, distributes and sells medical, surgical, diagnostic and patient care devices. The company sells a broad, diversified portfolio of products to hospitals, individual healthcare professionals, extended care health facilities and alternate site facilities on a global basis. Outside the United States, Europe and Japan are the company’s largest markets, while certain emerging markets of Asia and Latin America are the company’s fastest growing markets. In general, the company’s products are intended to be used once and then discarded, or implanted either temporarily or permanently. The company reports sales in four major product group categories: vascular, urology, oncology and surgical specialties. The company also has a product group of other products.

The company’s earnings are driven by its ability to continue to generate sales of its products and improve operating efficiency. Bard’s ability to increase sales over time depends upon its success in developing, acquiring and marketing innovative and differentiated products that meet the needs of clinicians and their patients. For the nine months ended September 30, 2010, the company’s research and development (“R&D”) expense, excluding purchased R&D, as a percentage of net sales was 6.6%. The company intends to increase R&D expense as a percentage of net sales up to a range of 9% to 10% over the next three to five years. The company also makes selective acquisitions of businesses, products and technologies, generally focusing on small-to medium-sized transactions to provide ongoing growth opportunities. In addition, the company may from time-to-time consider acquisitions of larger, established companies. The company may also periodically divest lines of business in which it is not able to reasonably attain or maintain a leadership position in the market or for other strategic reasons.

Recent Developments

On July 6, 2010, the company acquired all of the outstanding stock of SenoRx, Inc. (“SenoRx”) for a purchase price of $11.00 per share in cash, totaling $213.5 million. SenoRx was a public company engaged in the manufacture and sale of minimally-invasive medical devices used in the percutaneous diagnosis and treatment of breast cancer. SenoRx’s products expand Bard’s existing biopsy product portfolio to include the EnCor® stereotactic-guided and MRI-guided breast biopsy systems, the Gel Mark® line of breast tissue markers and the Contura® balloon catheter for the treatment of breast cancer. Substantially all of the purchase price for the acquisition was funded through the issuance of commercial paper.

On May 20, 2010, the company, through its wholly-owned subsidiary, Bard Holdings Limited, acquired the remaining 15% of the common shares that it did not already own of its Malaysian manufacturing operation, Bard Sendirian Berhad, for $25.9 million.

On April 12, 2010, the company acquired all of the outstanding stock of FlowCardia, Inc. (“FlowCardia”), a privately-held company engaged in the design and manufacture of endovascular products used in the treatment of chronic total occlusions (“CTOs”), for total consideration of $80.1 million. FlowCardia’s products complement Bard’s percutaneous transluminal angioplasty products and peripheral stents. FlowCardia’s Crosser® product line of clinically-proven catheters deliver vibrational energy, enabling physicians to cross CTOs and allow for subsequent therapies, such as balloon angioplasty, stent implantation and atherectomy.

Results of Operations

Net Sales

Bard’s consolidated net sales for the quarter ended September 30, 2010 increased 6% on a reported basis (8% on a constant currency basis) compared to the same period in the prior year. Bard’s consolidated net sales for the nine months ended September 30, 2010 increased 8% on a reported basis (7% on a constant currency basis) compared to the same period in the prior year. Net sales “on a constant currency basis” is a non-GAAP financial measure and should not be viewed as a replacement of GAAP results. See “Management’s Use of Non-GAAP Measures” below. Price changes had the effect of decreasing consolidated net sales for the quarter ended September 30, 2010 by approximately 40 basis points as compared to the same period in the prior year. Price changes had the effect of decreasing consolidated net sales for the nine months ended September 30, 2010 by approximately 30 basis points as compared to the same period in the prior year. Exchange rate fluctuations had the effect of decreasing consolidated net sales for the quarter ended September 30, 2010 by approximately 2% as compared to the same period in the prior year. Exchange rate fluctuations had the effect of increasing consolidated net sales for the nine months ended September 30, 2010 by approximately 1% as compared to the same period in the prior year. The primary exchange rate movement that impacts net sales is the movement of the Euro compared to the U.S. dollar. The impact of exchange rate movements on net sales is not indicative of the impact on net earnings due to the offsetting impact of exchange rate movements on operating costs and expenses, costs incurred in other currencies and the company’s hedging activities.

Bard’s United States net sales for the quarter ended September 30, 2010 of $479.3 million increased 8% compared to $442.6 million in the prior year quarter. International net sales for the quarter ended September 30, 2010 of $199.1 million increased 2% on a reported basis (7% on a constant currency basis) compared to $194.4 million in the prior year quarter. Bard’s United States net sales for the nine months ended September 30, 2010 of $1,398.7 million increased 8% compared to $1,298.7 million in the prior year period. International net sales for the nine months ended September 30, 2010 of $604.4 million increased 8% on a reported basis (6% on a constant currency basis) compared to $559.3 million in the prior year period.

Presented below is a summary of consolidated net sales by disease state.

Product Group Summary of Net Sales

	Quarter Ended September 30,				Nine Months Ended September 30,
	2010	2009	Change	Constant Currency	2010	2009	Change	Constant Currency
(dollars in millions)
Vascular	$190.7	$173.6	10%	13%	$550.6	$500.1	10%	10%
Urology	179.0	177.5	1%	2%	533.0	515.0	3%	3%
Oncology	183.3	171.6	7%	7%	535.6	499.8	7%	6%
Surgical Specialties	104.6	93.1	12%	13%	320.0	279.1	15%	14%
Other	20.8	21.2	(2)%	(1)%	63.9	64.0	—	—

Total net sales	$678.4	$637.0	6%	8%	$2,003.1	$1,858.0	8%	7%

Vascular Products - Bard markets a wide range of products for the peripheral vascular market, including endovascular products, electrophysiology products and surgical graft products. The increase in consolidated net sales of vascular products for the quarter and nine months ended September 30, 2010 compared to the prior year periods was due primarily to growth in endovascular products. United States net sales of vascular products for the quarter ended September 30, 2010 increased 20% compared to the prior year quarter. International net sales for the quarter ended September 30, 2010 decreased 2% on a reported basis (increased 4% on a constant currency basis) compared to the prior year quarter. United States net sales for the nine months ended September 30, 2010 increased 12% compared to the prior year period. International net sales for the nine months ended September 30, 2010 increased 8% on a reported basis (7% on a constant currency basis) compared to the prior year period.

Consolidated net sales of endovascular products for the quarter ended September 30, 2010 increased 19% on a reported basis (22% on a constant currency basis) compared to the prior year period (including 9% growth, on both a reported and constant currency basis, from the recently acquired SenoRx biopsy products). Consolidated net sales of endovascular products for the nine months ended September 30, 2010 increased 15% on a reported basis (14% on a constant currency basis) compared to the prior year period (including 3% growth, on both a reported and constant currency basis, from the recently acquired SenoRx biopsy products). Percutaneous transluminal angioplasty balloon catheters, stents and biopsy products were the primary contributors to the growth in this category for the quarter and nine months ended September 30, 2010.

Consolidated net sales of electrophysiology products for the quarter ended September 30, 2010 decreased 12% on a reported basis (8% on a constant currency basis) compared to the prior year quarter. The net sales decrease was driven primarily by a decline in sales of electrophysiology laboratory systems. Consolidated net sales of electrophysiology products for the nine months ended September 30, 2010 increased 2% on both a reported and a constant currency basis compared to the prior year period. The company’s electrophysiology laboratory systems and steerable diagnostic catheters contributed to the increase in the nine month period.

Consolidated net sales of surgical graft products for the quarter ended September 30, 2010 decreased 6% on a reported basis (2% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of surgical graft products for the nine months ended September 30, 2010 decreased 3% on both a reported and a constant currency basis compared to the prior year period.

Urology Products - Bard markets a wide range of products for the urology market, including basic drainage products, continence products and urological specialty products. Bard also markets StatLock® catheter stabilization products, which are used to secure many types of catheters sold by Bard and other companies. The majority of basic drainage products, StatLock® catheter stabilization products and certain urological specialty products are sold through distributors. The increase in consolidated net sales of urology products for the quarter and nine months ended September 30, 2010 compared to the prior year periods was led by growth in sales of basic drainage products and StatLock® products. Net sales growth in urology products for the nine months ended September 30, 2010 was favorably impacted by the inventory reductions made by distributors during the first half of 2009. United States net sales of urology products for the quarter ended September 30, 2010 were flat compared to the prior year quarter. International net sales of urology products for the quarter ended September 30, 2010 increased 3% on a reported basis (6% on a constant currency basis) compared to the prior year quarter. United States net sales for the nine months ended September 30, 2010 increased 3% compared to the prior year period. International net sales for the nine months ended September 30, 2010 increased 5% on a reported basis (3% on a constant currency basis) compared to the prior year period.

Consolidated net sales of basic drainage products for the quarter ended September 30, 2010 increased 3% on a reported basis (4% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of infection control Foley catheter products for the quarter ended September 30, 2010 increased 3% on both a reported and constant currency basis compared to the prior year quarter. Consolidated net sales of basic drainage products for the nine months ended September 30, 2010 increased 3% on a reported basis (2% on a constant currency basis) compared to the prior year period. Consolidated net sales of infection control Foley catheter products for the nine months ended September 30, 2010 were flat on both a reported and constant currency basis compared to the prior year period. Net sales growth of basic drainage products for the nine months ended September 30, 2010 was favorably impacted by the inventory reductions made by distributors during the first half of 2009.

Consolidated net sales of continence products for the quarter ended September 30, 2010 decreased 5% on a reported basis (3% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of continence products for the nine months ended September 30, 2010 decreased 4% on a reported basis (5% on a constant currency basis) compared to the prior year period. Net sales for the quarter and nine months ended September 30, 2010 were impacted by a decline in sales of surgical continence products, a trend that may continue, partially offset by sales growth in fecal management products.

Consolidated net sales of the StatLock® catheter stabilization product line for the quarter ended September 30, 2010 increased 11% on both a reported and a constant currency basis compared to the prior year quarter. Consolidated net sales of the Statlock® catheter stabilization product line for the nine months ended September 30, 2010 increased 22% on a reported basis (21% on a constant currency basis) compared to the prior year period. Net sales growth of the StatLock® products for the nine months ended September 30, 2010 was favorably impacted by inventory reductions made by distributors during the first half of 2009.

Consolidated net sales of urological specialty products for the quarter ended September 30, 2010 decreased 10% on a reported basis (9% on a constant currency basis) compared to the same period in the prior year. Consolidated net sales of urological specialty products for the nine months ended September 30, 2010 decreased 3% on a reported basis (4% on a constant currency basis) compared to the prior year period. A decline in net sales of brachytherapy products impacted sales of urological specialty products for the quarter and nine months ended September 30, 2010. The company believes that the brachytherapy market has been losing procedural share to alternative therapies, a trend that may continue. The net sales decrease of urological specialty products for the nine months ended September 30, 2010 compared to the prior year period was favorably impacted by the inventory reductions made by distributors during the first half of 2009.

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

The increase in consolidated net sales for the quarter and nine months ended September 30, 2010 of oncology products compared to the same prior year periods was due primarily to growth in sales of PICCs. Ports, dialysis access catheters and vascular access ultrasound devices also contributed to growth in net sales for the nine month period. United States net sales for the quarter ended September 30, 2010 increased 6% compared to the prior year quarter. International net sales for the quarter ended September 30, 2010 increased 9% on a reported basis (12% on a constant currency basis) compared to the prior year quarter. United States net sales for the nine months ended September 30, 2010 increased 6% compared to the prior year period. International net sales for the nine months ended September 30, 2010 increased 13% on a reported basis (8% on a constant currency basis) compared to the prior year period.

Consolidated net sales of PICCs for the quarter ended September 30, 2010 increased 9% on both a reported basis and a constant currency basis compared to the prior year quarter. For the nine months ended September 30, 2010, net sales of these products increased 9% on a reported basis (8% on a constant currency basis) compared to the prior year period. Consolidated net sales of Ports for the quarter ended September 30, 2010 increased 3% on a reported basis (4% on a constant currency basis) compared to the prior year quarter. For the nine months ended September 30, 2010, net sales of these products increased 6% on both a reported and a constant currency basis compared to the prior year period.

Consolidated net sales of dialysis access catheters for the quarter ended September 30, 2010 increased 9% on a reported basis (10% on a constant currency basis) compared to the prior year quarter. For the nine months ended September 30, 2010, net sales of these products increased 12% on a reported basis (10% on a constant currency basis) compared to the prior year period. Consolidated net sales of vascular access ultrasound devices for the quarter ended September 30, 2010 increased 19% on a reported basis (20% on a constant currency basis) compared to the prior year quarter. For the nine months ended September 30, 2010, net sales of these products increased 16% on a reported basis (15% on a constant currency basis) compared to the prior year period.

Surgical Specialty Products - Surgical specialty products include soft tissue repair, performance irrigation and hemostasis product lines. The increase in consolidated net sales of surgical specialty products for the quarter and nine months ended September 30, 2010 compared to the prior year periods was due primarily to growth in the soft tissue repair products. United States net sales of surgical specialty products for the quarter ended September 30, 2010 increased 15% compared to the prior year quarter. International net sales of surgical specialty products for the quarter ended September 30, 2010 increased 3% on a reported basis (6% on a constant currency basis) compared to the prior year quarter. United States net sales for the nine months ended September 30, 2010 increased 17% compared to the prior year period. International net sales for the nine months ended September 30, 2010 increased 6% on a reported basis (3% on a constant currency basis) compared to the prior year period.

The soft tissue repair product line includes synthetic and natural-tissue hernia repair implants, natural-tissue breast reconstruction implants and hernia fixation products. Consolidated net sales of soft tissue repair products for the quarter ended September 30, 2010 increased 15% on a reported basis (16% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of soft tissue repair products for the nine months ended September 30, 2010 increased 20% on a reported basis (19% on a constant currency basis) compared to the prior year period. The company’s net sales in this category for the quarter and nine months ended September 30, 2010 were favorably impacted by growth in sales of natural-tissue hernia and breast reconstruction implants and hernia fixation products.

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

Other Products - The other product group includes irrigation, wound drainage and certain original equipment manufacturers’ products. Consolidated net sales of other products for the quarter ended September 30, 2010 decreased 2% on a reported basis (1% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of other products for the nine months ended September 30, 2010 were flat on both a reported and constant currency basis compared to the prior year period.

Costs and Expenses

The following is a summary of costs and expenses as a percentage of net sales for the quarters and nine months ended September 30:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009(A)	2010(A)	2009(A)

Cost of goods sold	37.1%	37.8%	37.8%	37.9%
Marketing, selling and administrative expense	27.4%	25.8%	27.7%	26.8%
Research and development expense	7.0%	6.8%	6.6%	6.5%
Interest expense	0.5%	0.5%	0.4%	0.5%
Other (income) expense, net	1.0%	0.1%	0.4%	0.9%

Total costs and expenses	73.0%	70.9%	73.0%	72.7%

(A)	Amounts do not add due to rounding.

Cost of goods sold - Cost of goods sold consists principally of the manufacturing and distribution costs of the company’s products. The category also includes royalties, amortization of intangible assets and the impact of hedging activities. Cost of goods sold as a percentage of net sales for the quarter ended September 30, 2010 decreased 70 basis points compared to the prior year quarter. Reductions in cost of goods sold were attributed primarily to cost improvements. The impact of incremental amortization of intangible assets acquired in the last 12 months increased cost of goods sold as a percentage of net sales by approximately 80 and 50 basis points over the prior year quarter and nine month period, respectively. Cost of goods sold as a percentage of net sales for the nine months ended September 30, 2010 decreased 10 basis points compared to the prior year period.

Marketing, selling and administrative expense - Marketing, selling and administrative expense consists principally of the costs associated with the company’s sales and administrative organizations. These costs as a percentage of net sales for the quarter ended September 30, 2010 were 27.4% compared to 25.8% for the prior year quarter. These costs as a percentage of net sales for the nine months ended September 30, 2010 were 27.7% compared to 26.8% for the prior year period. The increase in marketing, selling and administrative expense was attributed primarily to the acquired operations of SenoRx and Flowcardia.

Research and development expense - Research and development expense consists principally of costs related to internal research and development activities, milestone payments for third-party research and development activities, and purchased R&D costs arising from the company’s business development activities. Purchased R&D may impact the comparability of the company’s results of operations between periods. Purchased R&D charges of $0.5 million and $2.7 million were recorded for the nine months ended September 30, 2010 and 2009, respectively. Research and development expense for the quarter ended September 30, 2010 was $47.5 million, an increase of approximately 10% compared to the prior year quarter. Research and development expense for the nine months ended September 30, 2010 was $133.2 million, an increase of approximately 10% compared to the prior year period.

Interest expense - Interest expense was $3.2 million and $3.0 million for the quarters ended September 30, 2010 and 2009, respectively. Interest expense was $8.9 million and $9.0 million for the nine months ended September 30, 2010 and 2009, respectively.

Other (income) expense, net - The components of other (income) expense, net, for the quarters and nine months ended September 30 are:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(dollars in millions)
Interest income	$(1.1)	$(0.7)	$(2.7)	$(2.9)
Foreign exchange losses (gains)	(0.8)	0.2	0.2	(1.8)
Asset disposition	—	—	—	4.5
Restructuring	—	—	—	15.4
Acquisition related items	7.7	—	9.3	—
Other, net	0.9	1.1	1.9	2.3

Total other (income) expense, net	$6.7	$0.6	$8.7	$17.5

Interest income - For the quarter ended September 30, 2010, interest income was $1.1 million compared to $0.7 million for the prior year quarter. For the nine months ended September 30, 2010, interest income was $2.7 million compared to $2.9 million for the same period in the prior year.

Asset disposition - For the nine months ended September 30, 2009, the amount reflects a non-cash charge for an asset write-off related to the company’s decision to discontinue a hernia-repair xenograft device.

Restructuring - See Note 3 to the notes to condensed consolidated financial statements.

Acquisition related items - For the quarter and nine months ended September 30, 2010, the amounts consist of acquisition related integration costs.

Income tax provision

The company’s effective tax rate for each of the quarters ended September 30, 2010 and 2009 was approximately 30%. The company’s effective tax rate for the nine months ended September 30, 2010 was approximately 31% compared to approximately 30% for the same period in 2009. The effective tax rate for both current year periods reflected the discrete tax effect of a charge of $5.6 million associated with a planned future cash repatriation of approximately $62 million of earnings from operations in certain foreign jurisdictions as a result of tax legislation enacted in the third quarter. The $5.6 million charge was partially offset by the discrete tax effect of $4.2 million associated with certain tax positions being remeasured as a result of new information related to the U.S. Internal Revenue Service examinations of the tax years 2003 and 2004.

Net Income Attributable to Common Shareholders and Earnings Per Share Available to Common Shareholders

The company reported net income attributable to common shareholders and diluted earnings per share available to common shareholders for the quarter ended September 30, 2010 of $127.5 million and $1.34, respectively. Net income attributable to common shareholders and diluted earnings per share available to common shareholders for the prior year quarter was $129.5 million and $1.31, respectively. The current year quarter reflects acquisition related items, consisting of transaction costs (primarily legal and valuation costs), integration costs and purchase accounting adjustments of $7.0 million, or $0.07 per diluted share. The current year quarter also reflects a net increase to the income tax provision of $1.4 million, or $0.01 per diluted share, as a result of the planned cash repatriation and the remeasurement of certain tax positions as discussed above.

The company reported net income attributable to common shareholders and diluted earnings per share available to common shareholders for the nine months ended September 30, 2010 of $373.0 million and $3.86, respectively. Net income attributable to common shareholders and diluted earnings per share available to common shareholders for the nine months ended September 30, 2009 was $354.2 million and $3.52, respectively. The current year to date period reflects acquisition related items, consisting of transaction costs (primarily legal and valuation costs), integration costs and purchase accounting adjustments of $14.1 million, or $0.15 per diluted share. The current year nine month period also reflects bad debt expense of $3.8 million or $0.04 per diluted share related to the write-down of accounts receivable in Greece and a net increase to the income tax provision of $1.4 million, or $0.01 per diluted share, as a result of the planned cash repatriation and the remeasurement of certain tax positions as discussed above. The prior nine month period reflects restructuring charges of $10.2 million, or $0.10 per diluted share, a non-cash charge related to an asset write-off of $5.2 million, or $0.05 per diluted share, and acquisition related items of $3.1 million or $0.03 per diluted share, primarily consisting of purchased R&D charges.

Liquidity and Capital Resources

The company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Significant factors affecting the management of liquidity are cash flows generated from operating activities, capital expenditures, acquisitions of businesses and technologies, cash dividends and common stock repurchases. Cash provided from operations continues to be the company’s primary source of funds. The company believes that it could borrow adequate funds at competitive terms should it be necessary. The company also believes that its overall financial strength gives it sufficient financial flexibility. The table below summarizes certain liquidity measures for Bard as of September 30:

	2010	2009
(dollars in millions)
Working capital	$1,001.4	$1,207.2

Current ratio	2.93/1	5.88/1

For the nine months ended September 30, 2010 and 2009, net cash provided by operating activities was $463.7 and $434.7 million, respectively.

For the nine months ended September 30, 2010, the company used $323.0 million in cash for investing activities, compared to the $113.0 million used in the prior year period. The current year period reflects payments for acquisitions of $286.1 million, primarily for the purchase of SenoRx and FlowCardia. The prior year period included contingent milestone payments of $42.0 million associated with the acquisition of assets of the LifeStent® family of stents from Edwards Lifesciences. Capital expenditures were approximately $33.3 million and $37.5 million for the nine month periods ended September 30, 2010 and 2009, respectively.

For the nine months ended September 30, 2010, the company used $142.7 million in cash for financing activities, compared to the $304.9 million used in the prior year period. The current year period includes the purchase of the noncontrolling interest in Malaysia for $25.9 million. Total debt was $365.8 million and $149.8 million at September 30, 2010 and December 31, 2009, respectively. Total debt to total capitalization was 14.1% and 6.4% at September 30, 2010 and December 31, 2009, respectively. The company spent approximately $297.6 million to repurchase 3,658,250 shares of common stock in the nine months ended September 30, 2010 compared with approximately $271.9 million to repurchase 3,646,147 shares of common stock in the prior year period. The company paid cash dividends of $0.52 per share and $0.49 per share for the nine month periods ended September 30, 2010 and 2009, respectively.

The company maintains a committed syndicated bank credit facility with a $400 million five-year credit agreement that expires in June 2012. The credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The facility includes pricing based on the company’s long-term credit rating and includes a financial covenant that limits the amount of total debt to total capitalization. The company had outstanding commercial paper borrowings of $216 million at September 30, 2010. There were no outstanding borrowings or commercial paper borrowings at December 31, 2009.

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

Management’s Use of Non-GAAP Measures

Net sales “on a constant currency basis” is a non-GAAP measure. The company analyzes net sales on a constant currency basis to better measure the comparability of results between periods. Because changes in foreign currency exchange rates have a non-operating impact on net sales, the company believes that evaluating growth in net sales on a constant currency basis provides an additional and meaningful assessment of net sales to both management and the company’s investors. Constant currency growth rates are calculated by translating the prior year’s local currency sales by the current period’s exchange rate. Constant currency growth rates are not indicative of changes in corresponding cash flows. The limitation of non-GAAP measures is that they do not reflect results on a standardized reporting basis. Non-GAAP measures are intended to supplement the applicable GAAP disclosures and should not be viewed as a replacement of GAAP results.

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

In addition, there are substantial risks inherent in the medical device business. The company’s business involves the design, development, manufacture, packaging, distribution and sale of life-enhancing medical devices. These devices are often used on, or permanently or temporarily implanted in, patients in clinically demanding circumstances, such as operating rooms, emergency units, intensive care and critical care settings, among others. These circumstances, among other factors, can cause the products to become associated with adverse clinical events, including patient mortality and injury, and could lead to product liability claims (including lawsuits seeking class action status or seeking to establish multi-district litigation proceedings) and other litigation, product withdrawals, Warning Letters, recalls, field corrections or regulatory enforcement actions relating to one or more of the company’s products, any of which could have a material adverse effect on our business, results of operations, financial condition and/or liquidity. For further discussion of risks applicable to our business, see “Risk Factors” in C. R. Bard, Inc.’s 2009 Annual Report on Form 10-K and Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.

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

•

product liability claims, which may involve lawsuits seeking class action status or seeking to establish multi-district litigation proceedings, including the Hernia Product Claims, the Women’s Health Product Claims and the Filter Product Claims;

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

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of September 30, 2010. Based upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2010, the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to accomplish their objectives at the reasonable assurance level.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

General

In the ordinary course of business, the company is subject to various legal proceedings and claims, including, for example, product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes. In addition, the company operates in an industry susceptible to significant patent legal claims. The company accounts for estimated losses with respect to legal proceedings and claims when such losses are probable and reasonably estimable. Legal costs associated with these matters are expensed as incurred. At any given time, in the ordinary course of business, the company is involved as either a plaintiff or defendant in a number of patent infringement actions. If a third party’s patent infringement claim were to be determined against the company, the company might be required to make significant royalty or other payments or might be subject to an injunction or other limitation on its ability to manufacture or distribute one or more products. If a patent owned by or licensed to the company were to be determined to be invalid or unenforceable, the company might be required to reduce the value of the patent on the company’s balance sheet and to record a corresponding charge, which could be significant in amount. The company believes that any of these proceedings and claims could have a material adverse effect on its business, results of operations, financial condition and/or liquidity.

Product Liability Matters

As of October 21, 2010, approximately 1,780 federal and 1,570 state lawsuits involving individual claims by approximately 3,465 plaintiffs, as well as two putative class actions in the United States and four putative class actions in various Canadian provinces, have been filed or asserted against the company with respect to its Composix® Kugel® and certain other hernia repair implant products (collectively, the “Hernia Product Claims”). One of the U.S. class action lawsuits consolidates ten previously-filed U.S. class action lawsuits. The putative class actions, none of which has been certified, seek (i) medical monitoring, (ii) compensatory damages, (iii) punitive damages, (iv) a judicial finding of defect and causation and/or (v) attorneys’ fees. Approximately 1,545 of the state lawsuits, involving individual claims by a substantially equivalent number of plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions. The Hernia Product Claims also generally seek damages for personal injury resulting from use of the products. The company voluntarily recalled certain sizes and lots of the Composix® Kugel® products beginning in December 2005.

On June 22, 2007, the Judicial Panel on Multidistrict Litigation transferred Composix® Kugel® lawsuits pending in federal courts nationwide into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island. The MDL court subsequently determined to include other hernia repair products of the company in the MDL proceeding. The first MDL trial was completed in April 2010 and resulted in a judgment for the company based on the jury’s finding that the company was not liable for the plaintiff’s damages. The second MDL trial was completed in August 2010 and resulted in a judgment for the plaintiffs of $1.5 million. The company intends to appeal the judgment. The company expects additional trials of a limited number of the Hernia Product Claims to take place over the next 12 months. While the company intends to vigorously defend the Hernia Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

As of October 21, 2010, approximately 75 product liability lawsuits have been filed or asserted against the company in various federal and state jurisdictions alleging personal injuries associated with the use of the company’s women’s health products, principally its Avaulta® line of pelvic floor reconstruction products (collectively, the “Women’s Health Product Claims”). The Women’s Health Product Claims generally seek damages for personal injury resulting from use of the products. With respect to certain of these claims, the company believes that one of its suppliers has an obligation to defend and indemnify the company. On October 12, 2010, the Judicial Panel on Multidistrict Litigation transferred the Women’s Health Product Claims involving Avaulta® products pending in federal courts nationwide into an MDL for coordinated pre-trial proceedings in the United States District Court for the Southern District of West Virginia. Approximately 40 of the Women’s Health Product Claims involving Avaulta® products are pending in federal courts and have been or will be transferred to the MDL, with the remainder of the Women’s Health Product Claims in various state or federal courts. While the company intends to vigorously defend the Women’s Health Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

As of October 21, 2010, product liability lawsuits involving individual claims by approximately 30 plaintiffs have been filed or asserted against the company in various federal and state jurisdictions alleging personal injuries associated with the use of the company’s vena cava filter products. In addition, a putative class action lawsuit has been filed against the company in California state court on behalf of plaintiffs who are alleged to have no present injury (all lawsuits, collectively, the “Filter Product Claims”). The putative class action, which has not been certified, seeks (i) medical monitoring, (ii) punitive damages, (iii) a judicial finding of defect and causation and/or (iv) attorneys’ fees. While the company intends to vigorously defend the Filter Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

In most product liability litigations of this nature, including the Hernia Product Claims, the Women’s Health Product Claims and the Filter Product Claims, plaintiffs allege a wide variety of claims, ranging from allegations of serious injury caused by the products to efforts to obtain compensation notwithstanding the absence of any injury. In the majority of these cases, the company has not yet received and reviewed complete information regarding the plaintiffs and their medical conditions, and consequently, is unable to fully evaluate the claims. The company expects that it will receive and review additional information regarding the Hernia Product Claims, the Women’s Health Product Claims, the Filter Product Claims and related matters as these cases progress.

The company believes that many settlements and judgments, as well as legal defense costs, relating to the Hernia Product Claims, the Women’s Health Product Claims and the Filter Product Claims are or may be covered in whole or in part under its product liability insurance policies with a limited number of insurance companies. In certain circumstances, insurance companies reserve their rights with respect to coverage, or contest or deny coverage, as has occurred with respect to certain of these claims. When this occurs, the company intends to vigorously contest disputes with respect to its insurance coverage and to enforce its rights under the terms of its insurance policies, and accordingly, may record receivables with respect to amounts due under these policies. Amounts recovered under these policies, however, may be less than the stated coverage limits and may not be adequate to cover damages and/or costs relating to the claims. In addition, there is no guarantee that insurers will pay claims or that coverage will otherwise be available.

Other Legal Matters

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

On February 21, 2007, Southeast Missouri Hospital (“Southeast”) filed a putative class action complaint on behalf of itself and all others similarly situated against the company and another manufacturer, Tyco International, Inc., which was subsequently dismissed from the action. The complaint was later amended to add St. Francis Medical Center (“St. Francis”) as an additional named plaintiff. The action was re-named as St. Francis Medical Center, et al. v. C. R. Bard, Inc., et al. (Civil Action No. 1:07-cv-00031, United States District Court, Eastern District of Missouri, Southeastern District) when the court denied Southeast’s motion to serve as a class representative and dismissed Southeast from the lawsuit. In September 2008, the court granted St. Francis’s motion for class certification and determined the measurement period for any potential damages. St. Francis alleges that the company conspired to exclude competitors from the urological catheter market and that the company sought to maintain market share by engaging in conduct in violation of state and federal antitrust laws. St. Francis seeks injunctive relief and has presented an expert report that calculates damages of up to approximately $320 million, a figure that the company believes is unsupported by the facts. The company’s expert report establishes that, even assuming a determination adverse to the company, the plaintiffs suffered no damages. In September 2009, the District Court granted the company’s summary judgment motion and dismissed with prejudice all counts in this action. St. Francis appealed the Court’s decision to the Eighth Circuit Court of Appeals. In August 2010, the Eighth Circuit Court of Appeals affirmed the decision of the District Court. In October 2010, the Eighth Circuit Court of Appeals granted St. Francis’s request for a re-hearing of its appeal. The re-hearing is pending. The company intends to defend this matter vigorously. If, however, St. Francis is ultimately successful, any damages awarded under the federal antitrust laws will be subject to statutory trebling and St. Francis’s attorneys would be entitled to an award of reasonable fees and costs. At this time, it is not possible to assess the likelihood of an adverse outcome or determine an estimate, or a range of estimates, of potential damages. The company cannot give any assurances that this matter will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

In December 2007, a U.S. District Court jury in Arizona found that certain of W.L. Gore & Associates Inc.’s (“Gore”) ePTFE vascular grafts and stent-grafts infringe the company’s patent number 6,436,135. The jury upheld the validity of the patent and awarded the company $185 million in past damages. The jury also found that Gore willfully infringed the patent. In a second phase of the trial, the Court ruled that Gore failed to prove that the patent is unenforceable due to inequitable conduct. In March 2009, the U.S. District Court doubled the jury award to approximately $371 million for damages through June 2007. The Court also awarded the company attorneys’ fees of $19 million and prejudgment interest of approximately $20 million. In addition, the Court denied Gore’s remaining motions, including its motions for a new trial and to set aside the jury’s verdict. In July 2010, the U.S. District Court awarded the company approximately $109 million in additional damages for the period from July 2007 through March 2009. The Court also assessed a royalty rate of between 12.5% and 20%, depending on the product, that will be used to calculate damages for Gore’s infringing sales from April 2009 through the expiration of the patent. In August 2010, Gore deposited with the Court an additional approximately $139 million, representing Gore’s calculation of royalties for its infringing sales through June 2010. Gore has appealed this matter to the Court of Appeals for the Federal Circuit. Because the company considers this matter a gain contingency, no amounts have been recorded as of September 30, 2010.

The company is subject to numerous federal, state, local and foreign environmental protection laws governing, among other things, the generation, storage, use and transportation of hazardous materials and emissions or discharges into the ground, air or water. The company is or may become a party to proceedings brought under various federal laws including the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), commonly known as Superfund, the Resource Conservation and Recovery Act, the Clean Water Act, the Clean Air Act and similar state laws. These proceedings seek to require the owners or operators of contaminated sites, transporters of hazardous materials to the sites and generators of hazardous materials disposed of at the sites to clean up the sites or to reimburse the government for cleanup costs. In most cases, there are other potentially responsible parties that may be liable for any remediation costs. In these cases, the government alleges that the defendants are jointly and severally liable for the cleanup costs; however, these proceedings are frequently resolved so that the allocation of cleanup costs among the parties more closely reflects the relative contributions of the parties to the site contamination. The company’s potential liability varies greatly from site to site. For some sites, the potential liability is de minimis and for others the costs of cleanup have not yet been determined. The company believes that the proceedings and claims described above will likely be resolved over an extended period of time. While it is not feasible to predict the outcome of these proceedings, based upon the company’s experience, current information and applicable law, the company does not expect these proceedings to have a material adverse effect on its financial condition and/or liquidity. However, one or more of the proceedings could be material to the company’s business and/or results of operations.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A. in C. R. Bard, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and in Part II, Item 1A. “Risk Factors” in C. R. Bard, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs(2)
July 1 - July 31, 2010	50,313	$77.96	50,000	$571,130,154
August 1 - August 31, 2010	583,912	79.10	550,000	527,682,376
September 1 - September 30, 2010	288,215	79.57	287,700	504,789,113

Total	922,440	$79.18	887,700	$504,789,113

(1)	The company repurchased 34,740 shares during the three month period ended September 30, 2010 that were not part of the publicly announced share repurchase authorization. These shares were purchased from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.

(2)	On April 15, 2009, the Board of Directors approved the repurchase of up to $500 million of common stock of the company. On June 9, 2010, the Board of Directors approved an additional repurchase of up to $500 million of common stock.

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
Date: October 25, 2010

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