Form 10-K/A
period 2009-12-31
BARD C R INC /NJ/
filed 2010-12-15
CIK 9892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

C. R. Bard, Inc. (the “Company”, “we”, “our”, “us”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Original Filing”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2010. This Amendment amends and restates in its entirety Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Original Filing solely to remove a reference to our debt ratings in connection with the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Except for the foregoing change, no other changes have been made to the Original Filing.

Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein in any other way other than as required to reflect the amendment discussed above. This Amendment continues to speak as of the date of the Original Filing and the Company has not updated the disclosure in this Amendment to speak to any later date.

PART II

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

General economic conditions, including:

•	international and domestic business conditions;

•	political or economic instability in foreign countries;

•	interest rates;

•	foreign currency exchange rates;

•	changes in the rate of inflation; and

•	instability of global financial markets and economies.

Other factors beyond our control, including catastrophes, both natural and man-made, earthquakes, floods, fires, explosions, acts of terrorism or war.

PART IV

Item 15.	Exhibits

Exhibit Number	Exhibit Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C. R. BARD, INC. (Registrant)

Date: December 15, 2010	By:	/S/ TODD C. SCHERMERHORN
Todd C. Schermerhorn
Senior Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.