Form 10-K
period 2010-12-31
BARD C R INC /NJ/
filed 2011-02-24
CIK 9892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $7,260,518,818 based on the closing price of stock traded on the New York Stock Exchange on June 30, 2010. As of January 31, 2011, there were 85,043,493 shares of Common Stock, $.25 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the company’s definitive Proxy Statement in connection with its 2011 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

C. R. BARD, INC. AND SUBSIDIARIES

PART I
Item 1.	Business	I-1
Item 1A.	Risk Factors	I-7
Item 1B.	Unresolved Staff Comments	I-11
Item 2.	Properties	I-11
Item 3.	Legal Proceedings	I-11
Item 4.	[Removed and Reserved]	I-14

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	II-1
Item 6.	Selected Financial Data	II-2
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	II-3
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	II-17
Item 8.	Financial Statements and Supplementary Data	II-18
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	II-59
Item 9A.	Controls and Procedures	II-59
Item 9B.	Other Information	II-59

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	III-1
Item 11.	Executive Compensation	III-1
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	III-1
Item 13.	Certain Relationships and Related Transactions, and Director Independence	III-1
Item 14.	Principal Accounting Fees and Services	III-1

PART IV
Item 15.	Exhibits and Financial Statement Schedules	IV-1

EXHIBIT INDEX		IV-2
Exhibit 10bw	2005 Directors’ Stock Award Plan of C. R. Bard, Inc. (as Amended and Restated) (effective as of December 8, 2010).
Exhibit 10bx	Executive Choice Plan of C. R. Bard, Inc.
Exhibit 10by	Form of Stock Option Award Certificate and Form of Stock Option Terms and Conditions under the Company’s 2003 Long Term Incentive Plan.
Exhibit 10bz	Form of Restricted Stock Award Certificate and Form of Restricted Stock/Restricted Stock Units Terms and Conditions under the Company’s 2003 Long Term Incentive Plan.
Exhibit 10ca	Form of Change of Control Agreement between the company and certain of its officers.
Exhibit 10cb	Master confirmation agreement with Goldman, Sachs & Co., dated as of December 15, 2010, between Goldman, Sachs & Co. and C. R. Bard, Inc.
Exhibit 10cc	Supplemental confirmation agreement, dated as of December 15, 2010, between Goldman, Sachs & Co. and C. R. Bard, Inc.
Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges
Exhibit 21	Subsidiaries of the Registrant
Exhibit 23.1	Consent of Independent Registered Public Accounting Firm
Exhibit 31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
Exhibit 31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer
Exhibit 32.1	Section 1350 Certification of Chief Executive Officer
Exhibit 32.2	Section 1350 Certification of Chief Financial Officer
101.INS XBRL Instance Document
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL Taxonomy Extension Definition Linkbase Document
101.LAB XBRL Taxonomy Extension Label Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES		IV-5

PART I

Item 1. Business

General

C. R. Bard, Inc. and its subsidiaries (the “company” or “Bard”) are engaged in the design, manufacture, packaging, distribution and sale of medical, surgical, diagnostic and patient care devices. Charles Russell Bard founded the company in 1907. In 1923, the company was incorporated as C. R. Bard, Inc. and distributed an assortment of urological and surgical products. Bard became a publicly traded company in 1963 and began trading on the New York Stock Exchange five years later. Currently, the company sells a broad range of products to hospitals, individual healthcare professionals, extended care facilities and alternate site facilities on a global basis. In general, Bard’s products are intended to be used once and then discarded or implanted either temporarily or permanently. The company participates in the markets for vascular, urology, oncology and surgical specialty products. Bard’s product strategy is based on the following tenets, which are designed to position the company for continued growth:

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

Bard’s execution of this strategy has helped the company establish market leadership positions across its four product group categories. In 2010, approximately 82% of the company’s net sales were derived from product lines in which the company holds a number one or number two market share position.

Product Group Information

The company reports its sales in four major product group categories: vascular, urology, oncology and surgical specialties. The company also has a product group of other products. The following table sets forth for the three years ended December 31, 2010, 2009 and 2008 the approximate percentage contribution by category to Bard’s consolidated net sales on a worldwide basis.

	For the Years Ended December 31,
	2010	2009	2008
Vascular	28%	27%	26%
Urology	26%	28%	29%
Oncology	27%	27%	26%
Surgical Specialties	16%	15%	15%
Other	3%	3%	4%

Consolidated net sales	100%	100%	100%

Vascular Products

Bard’s vascular products cover a wide range of minimally invasive devices for the treatment of peripheral vascular disease (“PVD”) and heart arrhythmias. These products include: percutaneous transluminal angioplasty (“PTA”) catheters, chronic total occlusions (“CTO”) catheters, guidewires, introducers and accessories; peripheral vascular stents and stent grafts, vena cava filters and biopsy devices; electrophysiology products, including electrophysiology laboratory systems and diagnostic, therapeutic and temporary pacing electrode catheters; and fabrics, meshes and implantable vascular grafts. Bard’s low-profile catheter and high-pressure balloon technology has made Conquest™, Atlas® and Dorado® PTA catheters leading choices of clinicians for the treatment of arterial venous access stenosis and other PVDs. The company’s new Ultraverse® and VascuTrak™ PTA catheters and Crosser™ CTO catheter give Bard one of the broadest offerings in the rapidly growing small-vessel segment of the PVD market. Bard’s line of peripheral vascular stent and stent-graft devices includes the Flair™ AV (arterial venous) Access Stent Graft, E•Luminexx™ Iliac Stent, and the LifeStent® family of stents approved for use in the superficial femoral artery and proximal popliteal artery. Bard’s vena cava filters product line includes devices for permanent implant or removal after the threat of blood clots traveling from the lower extremities to a patient’s lungs has passed. Bard’s Vacora® and Finesse™ devices combine the benefits of a vacuum-assisted biopsy sample with a portable, self-contained needle system for the diagnosis of breast tumors. In July 2010, the company acquired SenoRx, Inc. whose product portfolio includes products such as the EnCor® stereotactic-guided and MRI-guided breast biopsy systems, the Gel Mark® line of breast tissue markers and the Contura® brachytherapy catheter used in the treatment of breast cancer. The acquisition allows Bard to offer products across all percutaneous breast biopsy and marker segments, in addition to providing a therapeutic device for site-specific partial breast irradiation following lumpectomy procedures. In Europe, the company sells its HD (high-density) Mesh Ablation Catheter for the diagnosis and treatment of atrial fibrillation, the most commonly diagnosed sustained cardiac arrhythmia.

Urology Products

Bard’s urology products include basic drainage products, continence products and urological specialty products. The Foley catheter, which Bard introduced in 1934, remains one of the most important products in the urology field. The company has a market-leading position in Foley catheters, including the infection control Foley catheter (Bardex® I.C. Foley catheter), which has been proven to substantially reduce the rate of urinary tract infections. Other urology products include: surgical slings used to treat stress urinary incontinence; fecal incontinence products; natural and synthetic devices for the treatment of pelvic floor and vaginal prolapse; brachytherapy services, devices and radioactive seeds used to treat prostate cancer; intermittent urinary drainage catheters, urine monitoring and collection systems; ureteral stents; and specialty devices for ureteroscopic procedures and stone removal. The company also markets the proprietary line of StatLock® catheter stabilization devices, which are used primarily to secure peripheral intravenous catheters, thereby reducing restarts and other complications. These devices are also used to secure many other types of catheters sold by Bard and other companies, including Foley catheters.

Oncology Products

Bard’s oncology products cover a wide range of devices used in the treatment and management of various cancers and other diseases and disorders. These include specialty vascular access catheters and ports, vascular access ultrasound devices, dialysis access catheters and enteral feeding devices. The company’s specialty vascular access products, used primarily for chemotherapy, serve a well-established market in which Bard holds a leading position. The features and benefits of the company’s broad line of peripherally inserted central catheters (“PICCs”) have allowed Bard to capitalize on this important segment of the specialty vascular access market. The company’s PowerPICC ® catheters and PowerPort® devices can also be used to inject contrast media at high flow rates. These devices eliminate the need to place an additional catheter in the significant number of PICC and port recipients who also require contrast enhanced CT (computed tomography) scans. Bard’s Site-Rite® vascular access ultrasound device and Sherlock™ tip locator system help nurses place a PICC catheter at a patient’s bedside, making PICCs a more convenient and cost-effective treatment option.

Surgical Specialty Products

Bard’s surgical specialty products include implanted patches and fixation systems for hernia and other soft tissue repairs, irrigation devices for orthopedic, laparoscopic and gynecological procedures and products for topical hemostasis. The company’s soft tissue repair products consist primarily of hernia repair implants, including both synthetic and natural-tissue configurations, and hernia implant fixation devices. Within the hernia implants line, products such as Bard’s PerFix® plug and 3D Max® are used for inguinal (groin) hernia repair procedures. The company also markets products for the repair of ventral (abdominal) hernias including the Ventrio™, Ventralex® and Composix® LP hernia patches. Bard’s line of natural-tissue hernia products, including the Collamend FM® and Allomax™ patches, are used to repair complex ventral hernias. In complex hernias, pre-existing infections or high risk of infection precludes the use of synthetic mesh for the repair. In 2009, the company acquired the rights to the XenMatrix™ product, a non-crosslinked xenograft patch for complex hernia repair, giving Bard an enhanced offering of natural-tissue hernia repair patches. Also in 2009, the company acquired the rights to sell the Allomax™ patch for breast reconstruction following mastectomy procedures. In 2009, the company launched its new SorbaFix™ device, a next-generation bioresorbable-tack fixation device for use in laparoscopic and open surgical procedures. In the first quarter of 2010, the company launched its new PermaFix™ product, a permanent anchor fixation device built on the SorbaFix™ platform.

International

Through subsidiaries and a joint venture, Bard markets its products to customers in over 100 countries outside the United States. The products sold in the international markets include many of the products described above. However, the principal markets, products and methods of distribution in the company’s international businesses vary with market size and stage of development. The company’s principal international markets are currently in Europe and Japan and the company expects to continue investing to expand sales and marketing resources in order to capitalize on opportunities in other markets, such as certain emerging markets in Asia and Latin America. Generally, the company maintains a geographically-based sales organization that it believes gives it greater flexibility in international markets. Approximately 74% of international sales are of products manufactured by Bard in the United States, Puerto Rico or Mexico. For financial reporting purposes, revenues, income from operations before tax provision and long-lived assets in significant geographic areas are presented in Note 14 of the notes to consolidated financial statements included in this Form 10-K.

Bard’s foreign operations are subject to certain financial and other risks, and international operations in general present complex tax and cash management issues. Relationships with customers and effective terms of sale frequently vary by country. Trade receivable balances outside the United States generally are outstanding for longer periods than in the United States. Inventory management is also an important business concern due to the potential for rapidly changing business conditions and currency exposure. Foreign currency exchange rate fluctuations can affect income and cash flows of international operations. The company attempts to hedge some of these currency exposures to help reduce the effects of foreign exchange fluctuations on the business. For more information, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk”, Note 6 of the notes to consolidated financial statements and Item 1A. “Risk Factors” included in this Form 10-K.

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

Marketing

The company’s products are distributed domestically directly to hospitals and other healthcare institutions, as well as through numerous hospital/surgical supply and other medical specialty distributors with whom the company has distribution agreements. In international markets, products are distributed either directly or through distributors, with the practice varying by country. Full-time representatives of the company in domestic and international markets engage in sales promotion. Sales to distributors, which supply the company’s products to many end-users, accounted for approximately 32%, 33% and 33% of the company’s net sales for the years ended 2010, 2009 and 2008, respectively, and the five largest distributors combined accounted for approximately 66%, 65% and 65%, respectively, of distributors’ sales for the corresponding years. One large distributor accounted for approximately 9% of the company’s net sales in 2010 and approximately 10% in each of 2009 and 2008.

In order to service its customers, optimize logistics, lower facilities costs and reduce finished goods inventory levels, the company operates consolidated distribution facilities in both the United States and Europe. Orders are normally shipped within a matter of days after receipt. Backlog is not currently considered a significant issue for the company.

Most of the products sold by the company, whether manufactured by the company or by others, are sold under the BARD® trade name or trademark and/or other trademarks owned by the company. Products manufactured for the company by outside suppliers are generally produced according to the company’s specifications.

Available Information

The company makes available, free of charge, on its website located at www.crbard.com, its annual reports to shareholders, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to these reports, as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (“SEC”).

The company has adopted, and has posted on its website, a Code of Ethics for Senior Financial Officers that applies to the company’s chief executive officer, chief financial officer and controller. To the extent required, the company intends to disclose any amendments to, or waivers of, the Code of Ethics on its website. In addition, the company’s audit committee charter, compensation committee charter, governance committee charter, corporate governance guidelines and business ethics policy are also posted on the company’s website. From time-to-time Bard uses its website to distribute company information, including material information. Financial and other information, including material information regarding the company is routinely posted on and accessible at http://investorrelations.crbard.com/. In addition, shareholders or interested parties may enroll to automatically receive email alerts and other information about Bard by visiting the “Email Alert Service” section at http://investorrelations.crbard.com/. Shareholders, employees or other interested parties may communicate directly with the Board of Directors, the non-management members of the Board of Directors or the Audit Committee. The process for doing so is described on the company’s website.

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

Bard’s products are purchased principally by hospitals or physicians, which typically bill various third-party payors, such as governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care plans, for the healthcare services provided to their patients. The ability of customers to obtain appropriate reimbursement for products and services from third-party payors is critical to the success of medical device companies because it can affect the products customers purchase and the prices they are willing to pay. Manufacturers such as Bard rely on insurance reimbursement to create favorable markets for their products, while providers depend on this reimbursement to incorporate new products into their medical practices. As the largest single insurer in the United States, Medicare has a profound influence on the healthcare market. The Center for Medicare and Medicaid Services (“CMS”) formulates national and local coverage policy and sets payment rates for facilities and physician providers. Additionally, most private payors will follow the lead of CMS when developing their policies and payment rates. Technology assessment organizations, including the one run by the Blue Cross Blue Shield Association, are consulted by public and private payors to evaluate the relative merits of new technologies and their impact on net health outcomes in an effort to get as much value for the healthcare dollar as possible.

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

Third-party payors for hospital services in the United States and abroad are increasingly focused on strategies to control spending on healthcare and reward improvements in quality and patient outcomes. In addition, in an effort to better align incentives for providers, CMS and several large commercial payors have recently adopted policies that will cease to pay for certain preventable, hospital-acquired infections such as catheter-associated urinary tract infections. The company believes that the Bardex® IC products are well-positioned to help its customers prevent certain hospital acquired infections. However, the uncertainty and complexity of future legislation seeking to reform the health insurance market and the healthcare delivery system make it difficult to ultimately predict the impact on Bard’s business.

Raw Materials

The company uses a wide variety of readily available oil-based resins, textiles, alloys and latex materials for the manufacture of its devices. These materials are primarily purchased from external suppliers. Certain of the raw materials are available only from single-source suppliers. Materials are purchased from selected suppliers for reasons of quality assurance, sole-source availability, cost effectiveness or constraints resulting from regulatory requirements. Bard works closely with its suppliers to assure continuity of supply while maintaining high quality and reliability. For more information, see Item 1A. “Risk Factors.”

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

Employees

The company had approximately 11,700 employees as of December 31, 2010.

Seasonality

The company’s business is not affected to any material extent by seasonal factors.

Research and Development

The company is engaged in both internal and external research and development in an effort to introduce new products, to enhance the effectiveness, ease of use, safety and reliability of its existing products, and to expand the applications for which the uses of its products are appropriate. The company is dedicated to developing and acquiring technologies that will furnish healthcare providers with a more complete line of products to treat medical conditions through less invasive procedures and in a cost-effective manner. The company’s research and development expenditures, including purchased research and development, were $185.4 million in 2010, $179.6 million in 2009, and $199.1 million in 2008. The company evaluates developing technologies primarily in areas where it may have technological or marketing expertise for possible investment or acquisition.

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

These problems could lead to a recall of, or safety alert relating to, one or more of our products and could ultimately result in the removal of these products from the body and claims against us for costs associated with the removal. Any recall, whether voluntary or required by the United States Food and Drug Administration (“FDA”) or similar governmental authorities in other countries, could result in significant costs and significant negative publicity. Negative publicity, whether accurate or inaccurate, could reduce market acceptance of our products, harm our reputation, decrease demand for our products, result in the loss of customers, lead to product withdrawals and/or harm our ability to market our products in the future. The foregoing problems could also result in product liability claims or lawsuits including those being brought by individuals or by groups seeking to represent a class or establish multi-district litigation proceedings. While we believe that many settlements and judgments, as well as legal defense costs, may be covered in whole or in part under our product liability insurance policies with a limited number of insurance companies, amounts recovered under these policies may be less than the stated coverage limits and may not be adequate to cover damages and/or costs. In addition, there is no guarantee that insurers will pay claims or that coverage will be otherwise available. See Item 3. “Legal Proceedings” below for a description of lawsuits filed or asserted against us, including the Hernia Product Claims, Women’s Health Product Claims and Filter Product Claims (each, as defined below). Moreover, in some circumstances adverse events arising from or associated with the design, manufacture or marketing of our products could result in the FDA suspending or delaying its review of our applications for new product approvals. Any of the foregoing problems could have a material adverse effect on our business, results of operations, financial condition and/or liquidity.

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

As a result, we engage in product development and improvement programs to maintain and improve our competitive position. We may not, however, be successful in enhancing existing products or developing new products or technologies that will achieve regulatory approval or receive market acceptance. As part of our business strategy, we also pursue the acquisition of complementary businesses, technologies and products. We may not be able to identify appropriate acquisition candidates, consummate transactions or obtain agreements with favorable terms. Further, once a business is acquired, any inability to successfully integrate the business, failure to retain and develop its workforce or failure to establish and maintain appropriate controls could adversely affect our ability to realize the anticipated benefits of any acquisition. If we fail to develop new products, enhance existing products or identify, acquire and integrate complementary businesses, technologies and products, or otherwise compete effectively, our business, results of operations and/or financial condition could be adversely affected.

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

Further legislative or administrative reforms to the reimbursement systems in the United States and abroad, or adverse decisions relating to our products by administrators of these systems in coverage or reimbursement, could significantly reduce reimbursement for procedures using our medical devices or result in the denial of coverage for those procedures. Examples of these reforms or adverse decisions include price regulation, competitive pricing, coverage and payment policies, comparative effectiveness of therapies, technology assessments and managed-care arrangements. Any of such reforms or adverse decisions resulting in restrictive reimbursement practices or denials of coverage could have an adverse impact on the acceptance of our products and the prices that our customers are willing to pay for them. These outcomes, along with cost containment measures, could have a material adverse effect on our business and/or results of operations.

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

We operate in many parts of the world, and our operations are affected by various state, federal and international healthcare, environmental, antitrust, anti-corruption and employment laws, including for example various FDA and international regulations, the federal Anti-Kickback Statute and the Foreign Corrupt Practices Act (“FCPA”). We are subject to periodic inspections to determine compliance with the FDA’s Quality System Regulation requirements, current medical device adverse event reporting regulations, and foreign rules and regulations. The failure to comply with these laws and regulatory standards or the discovery of previously unknown problems with a product or manufacturer: (i) could result in FDA Form-483 notices and/or Warning Letters, fines, delays or suspensions of regulatory clearances, detainment, seizures or recalls of products (with the attendant expenses), the banning of a particular device, an order to replace or refund the cost of any device previously manufactured or distributed, operating restrictions and/or civil or criminal prosecution, and/or penalties, as well as decreased sales as a result of negative publicity and product liability claims; and (ii) could have a material adverse effect on our business, results of operations, financial condition and/or liquidity.

It can be costly and time-consuming to obtain regulatory approvals to market a medical device. Approvals might not be granted for new devices on a timely basis, if at all. Product approvals by the FDA and other foreign regulators can be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial approval. Regulations are also subject to change as a result of legislative, administrative or judicial action, which may further increase our costs or reduce sales. As an example, the FDA has proposed changes to the 510(k) process, which is the clearance process for medical devices that are substantially equivalent to other legally-marketed devices. If changes to the 510(k) process are adopted, the time and cost to get many of our medical devices to market could increase; however, at this time, the impact that any changes could have is uncertain. Our failure to maintain approvals or obtain approval for new products could adversely affect our business, results of operations, financial condition and/or liquidity.

The healthcare industry is under scrutiny from state governments and the federal government with respect to industry practices in the area of sales and marketing. If our marketing or sales activities fail to comply with the FDA’s regulations or guidelines, or other applicable laws, we may be subject to warnings from the FDA or enforcement actions from the FDA or other enforcement bodies. In the recent past, medical device manufacturers have been the subject of investigations from state and federal prosecutors related to their relationships with doctors and off-label promotion of products, among other activities or practices. See Item 3. “Legal Proceedings” below for a description of a matter relating to the company’s brachytherapy business. If an enforcement action involving the company were to occur, it could result in penalties, fines, the exclusion of our products from reimbursement under federally-funded programs and/or prohibitions on our ability to sell our products, and could have a material adverse effect on our business, results of operations, financial condition and/or liquidity.

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

We are substantially dependent on patent and proprietary rights and incur significant costs defending and protecting these rights. We also may face restrictions or additional costs in connection with the sale of our products.

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

Sales outside the U.S. accounted for approximately 31% of our net sales in 2010. We anticipate that sales from international operations will continue to represent a significant portion of our total sales. In addition, many of our manufacturing facilities and suppliers are located outside of the United States. As a result, our sales and profitability from our international operations and our ability to implement our overall business strategy are subject to risks and uncertainties that can vary by country, including those related to political and economic conditions, foreign currency exchange rate fluctuations, changes in tax laws, regulatory and reimbursement programs and policies, and the protection of intellectual property rights.

The adoption of healthcare reform in the United States may adversely affect our business, results of operations and/or financial condition.

In March 2010, significant reforms to the U.S. healthcare system were adopted in the form of the Patient Protection and Affordable Care Act (the “PPACA”). The PPACA includes provisions that, among other things, reduce and/or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and impose new and/or increased taxes. Specifically, the law requires the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on U.S. sales of most medical devices beginning in 2013. While we are still evaluating the impact of this tax on our overall business, in 2010 this would have equated to an excise tax of approximately $43 million. Various healthcare reform proposals have also emerged at the state level. The PPACA and these proposals could reduce medical procedure volumes and impact the demand for our products or the prices at which the company sells its products. In addition, the excise tax will increase our cost of doing business. The impact of the PPACA and these proposals could have a material adverse effect on our business and/or results of operations.

Current economic instability could adversely affect the company.

Financial markets and the economies in the United States and internationally may continue to experience disruption and volatility as they have in recent years and conditions could worsen. As a result, the economic environment may, among other things:

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

The company owns approximately 2.4 million square feet of space in 16 locations and leases approximately 1.3 million square feet of space in 56 locations. All of these facilities are well-maintained and suitable for the operations conducted in them.

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

Product Liability Matters

As of February 17, 2011, approximately 1,840 federal and 1,625 state lawsuits involving individual claims by approximately 3,580 plaintiffs, as well as two putative class actions in the United States and four putative class actions in various Canadian provinces, have been filed or asserted against the company with respect to its Composix® Kugel® and certain other hernia repair implant products (collectively, the “Hernia Product Claims”). One of the U.S. class action lawsuits consolidates ten previously-filed U.S. class action lawsuits. The putative class actions, none of which has been certified, seek (i) medical monitoring, (ii) compensatory damages,

(iii) punitive damages, (iv) a judicial finding of defect and causation and/or (v) attorneys’ fees. Approximately 1,600 of the state lawsuits, involving individual claims by a substantially equivalent number of plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions. The Hernia Product Claims also generally seek damages for personal injury resulting from use of the products. The company voluntarily recalled certain sizes and lots of the Composix® Kugel® products beginning in December 2005.

On June 22, 2007, the Judicial Panel on Multidistrict Litigation transferred Composix® Kugel® lawsuits pending in federal courts nationwide into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island. The MDL court subsequently determined to include other hernia repair products of the company in the MDL proceeding. The first MDL trial was completed in April 2010 and resulted in a judgment for the company based on the jury’s finding that the company was not liable for the plaintiff’s damages. The second MDL trial was completed in August 2010 and resulted in a judgment for the plaintiffs of $1.5 million. The company expects additional trials of Hernia Product Claims to take place over the next 12 months. While the company intends to vigorously defend the Hernia Product Claims, it expects to participate in court-mandated settlement conferences beginning in March 2011 with respect to certain lawsuits pending in the Superior Court of the State of Rhode Island and, where appropriate, may enter into settlement arrangements with respect to certain of these or other claims. The company cannot give any assurances that the resolution of the Hernia Product Claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity. For more information, see Item 1A. “Risk Factors.”

As of February 17, 2011, approximately 120 product liability lawsuits have been filed or asserted against the company in various federal and state jurisdictions alleging personal injuries associated with the use of the company’s women’s health products, principally its Avaulta® line of pelvic floor reconstruction products (collectively, the “Women’s Health Product Claims”). The Women’s Health Product Claims generally seek damages for personal injury resulting from use of the products. With respect to certain of these claims, the company believes that one of its suppliers has an obligation to defend and indemnify the company. On October 12, 2010, the Judicial Panel on Multidistrict Litigation transferred the Women’s Health Product Claims involving Avaulta® products pending in federal courts nationwide into an MDL for coordinated pre-trial proceedings in the United States District Court for the Southern District of West Virginia. Approximately 60 of the Women’s Health Product Claims involving Avaulta® products are pending in federal courts and have been or will be transferred to the MDL, with the remainder of the Women’s Health Product Claims in various state or federal courts. While the company intends to vigorously defend the Women’s Health Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

As of February 17, 2011, product liability lawsuits involving individual claims by approximately 30 plaintiffs have been filed or asserted against the company in various federal and state jurisdictions alleging personal injuries associated with the use of the company’s vena cava filter products. In addition, a putative class action lawsuit has been filed against the company in California state court on behalf of plaintiffs who are alleged to have no present injury (all lawsuits, collectively, the “Filter Product Claims”). The putative class action, which has not been certified, seeks: (i) medical monitoring; (ii) punitive damages; (iii) a judicial finding of defect and causation; and/or (iv) attorneys’ fees. While the company intends to vigorously defend the Filter Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

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

The company believes that many settlements and judgments, as well as legal defense costs, relating to product liability matters are or may be covered in whole or in part under its product liability insurance policies with a limited number of insurance carriers. In certain circumstances, insurance carriers reserve their rights with respect to coverage, or contest or deny coverage, as has occurred with respect to certain claims. When this occurs, the company intends to vigorously contest disputes with respect to its insurance coverage and to enforce its rights under the terms of its insurance policies, and accordingly, may record receivables with respect to amounts due under these policies. In connection with the Hernia Product Claims, the company is in dispute with two of its excess insurance carriers relating to an aggregate of $50 million of insurance coverage. Regardless of the outcome of these disputes (including any arbitration proceedings), the company’s insurance coverage with respect to the Hernia Product Claims may be fully depleted in the next 12 months. Amounts recovered under the company’s product liability insurance policies may be less than the stated coverage limits and may not be adequate to cover damages and/or costs relating to claims. In addition, there is no guarantee that insurers will pay claims or that coverage will otherwise be available.

Other Legal Matters

On November 27, 2006, the company received a subpoena issued by the U.S. Department of Health and Human Services, Office of Inspector General, under the authority of the federal healthcare fraud and false claims statutes. The subpoena seeks documents related to the company’s brachytherapy business. The company has responded to the subpoena and is cooperating with the government in this matter. Although the company recently began discussions with federal authorities with respect to a potential resolution of this matter, there can be no assurance that a resolution will be reached or what the terms of any such resolution may be. The company cannot give any assurances that this matter will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

On February 21, 2007, Southeast Missouri Hospital (“Southeast”) filed a putative class action complaint on behalf of itself and all others similarly situated against the company and another manufacturer, Tyco International, Inc., which was subsequently dismissed from the action. The complaint was later amended to add St. Francis Medical Center (“St. Francis”) as an additional named plaintiff. The action was re-named as St. Francis Medical Center, et al. v. C. R. Bard, Inc., et al. (Civil Action No. 1:07-cv-00031, United States District Court, Eastern District of Missouri, Southeastern District) when the court denied Southeast’s motion to serve as a class representative and dismissed Southeast from the lawsuit. In September 2008, the court granted St. Francis’s motion for class certification and determined the measurement period for any potential damages. St. Francis alleges that the company conspired to exclude competitors from the urological catheter market and that the company sought to maintain market share by engaging in conduct in violation of state and federal antitrust laws. St. Francis seeks injunctive relief and presented an expert report that calculates damages of up to approximately $320 million, a figure that the company believes is unsupported by the facts. The company’s expert report establishes that, even assuming a determination adverse to the company, the plaintiffs suffered no damages. In September 2009, the District Court granted the company’s summary judgment motion and dismissed with prejudice all counts in this action. St. Francis appealed the Court’s decision to the Eighth Circuit Court of Appeals. In August 2010, the Eighth Circuit Court of Appeals affirmed the decision of the District Court. In October 2010, the Eighth Circuit Court of Appeals granted St. Francis’s request for a re-hearing of its appeal. The re-hearing is pending. The company intends to defend this matter vigorously. If, however, St. Francis is ultimately successful, any damages awarded under the federal antitrust laws will be subject to statutory trebling and St. Francis’s attorneys would be entitled to an award of reasonable fees and costs. At this time, it is not possible to assess the likelihood of an adverse outcome or determine an estimate, or a range of estimates, of potential damages. The company cannot give any assurances that this matter will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

In December 2007, a U.S. District Court jury in Arizona found that certain of W.L. Gore & Associates Inc.’s (“Gore”) ePTFE vascular grafts and stent-grafts infringe the company’s patent number 6,436,135. The jury upheld the validity of the patent and awarded the company $185 million in past damages. The jury also found that Gore willfully infringed the patent. In a second phase of the trial, the Court ruled that Gore failed to prove that the patent is unenforceable due to inequitable conduct. In March 2009, the U.S. District Court doubled the jury award to approximately $371 million for damages through June 2007. The Court also awarded the company attorneys’ fees of $19 million and prejudgment interest of approximately $20 million. In addition, the Court denied Gore’s remaining motions, including its motions for a new trial and to set aside the jury’s verdict. In July 2010, the U.S. District Court awarded the company approximately $109 million in additional damages for the period from July 2007 through March 2009. The Court also assessed a royalty rate of between 12.5% and 20%, depending on the product, that will be used to calculate damages for Gore’s infringing sales from April 2009 through the expiration of the patent. Gore has deposited with the Court an additional approximately $200 million, representing Gore’s calculation of royalties for its infringing sales through December 2010. Gore has appealed this matter to the Court of Appeals for the Federal Circuit.

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

Item 4. [Removed and Reserved]

Not applicable.

Executive Officers of the Registrant

Set forth below is the name, age, position, five-year business history and other information with respect to each executive officer of the company as of February 24, 2011. No family relationships exist among the officers or Board of Directors of the company. The Board of Directors elects all officers of the company annually.

Name	Age	Position
Timothy M. Ring	53	Chairman and Chief Executive Officer and Director
John H. Weiland	55	President and Chief Operating Officer and Director
Todd C. Schermerhorn	50	Senior Vice President and Chief Financial Officer
Sharon M. Alterio	48	Group Vice President
Jim C. Beasley	47	Group Vice President
Timothy P. Collins	50	Group Vice President
Brian P. Kelly	52	Group Vice President
John A. DeFord	49	Senior Vice President-Science, Technology and Clinical Affairs
Gary D. Dolch	63	Senior Vice President-Quality, Regulatory and Medical Affairs
Bronwen K. Kelly	58	Vice President-Human Resources
Stephen J. Long	45	Vice President, General Counsel and Secretary
Frank Lupisella Jr.	50	Vice President and Controller

Timothy M. Ring joined Bard in 1992 as Vice President, Human Resources after 10 years with Abbott Laboratories, Inc. In 1993, Mr. Ring was promoted to Group Vice President, International Operations. He later assumed responsibility for Bard’s Interventional Cardiology and Electrophysiology Divisions, as well as Bard’s Cardiac Assist and Cardiopulmonary Divisions. In 1997, Mr. Ring was promoted to Group President for Coronary Vascular Products. In 1999, he was named Group President with oversight for Bard’s Corporate Healthcare Services, Peripheral Vascular, Access Systems and Electrophysiology Divisions, as well as Bard’s businesses in Europe, the Middle East and Africa. Mr. Ring was elected Chairman and Chief Executive Officer in 2003.

John H. Weiland joined Bard in 1996 as Group Vice President. He was promoted to Group President in 1997. From 1997 until 2003, Mr. Weiland had numerous responsibilities including for Bard’s Davol, Urological, Medical and Endoscopic Technologies Divisions, as well as responsibility for Bard’s businesses in Japan, Latin and Central America, Canada and Asia Pacific, and for Bard’s worldwide manufacturing operations. Mr. Weiland previously served as Senior Vice President of North American Operations for Dentsply International, President and Chief Executive Officer of Pharmacia Diagnostics, Inc. and was with American Hospital Supply and Baxter Healthcare. He served one year as a White House Fellow in the role of Special Assistant to the Director of the Office of Management and Budget as well as Special Assistant to the Secretary of Interior. Mr. Weiland was elected to the position of President and Chief Operating Officer in 2003 and to the Board of Directors in 2005.

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

John A. DeFord, Ph.D., joined Bard in 2004 as Vice President, Science & Technology after serving as Managing Director with Early Stage Partners, LLP (ESP), a venture capital fund, from 2002 until 2004. Before joining ESP he was President and CEO of Cook Incorporated, a privately-held medical device company. He was promoted to Senior Vice President-Science, Technology & Clinical Affairs in 2007.

Gary D. Dolch joined Bard in 2008 as Senior Vice President-Quality, Regulatory and Medical Affairs. Prior to joining Bard, he was with Cardinal Health as Executive Vice President, Quality, Regulatory, and Operational Excellence since 2003. Previously, Mr. Dolch held executive positions with Knoll Pharmaceutical Co. division of BASF and the American Red Cross.

Bronwen K. Kelly joined Bard in 2002 as Vice President-Human Resources. Prior to joining Bard, she was with American Home Products as Vice President, Human Resources for the Global Agricultural Products Group. Previously, Ms. Kelly held positions with American Cyanamid Company, including Director, Human Resources for the Cyanamid International, Agricultural Products and Shulton USA divisions.

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

2010	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
High	$87.10	$90.00	$82.20	$95.72
Low	$77.85	$77.31	$75.16	$80.82

2009	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
High	$88.43	$80.94	$82.98	$85.49
Low	$70.00	$68.94	$70.10	$73.99

Title of Class	Number of record holders of the company’s common stock as of January 31, 2011
Common Stock - $.25 par value	4,048

Dividends

The company paid cash dividends of $66.9 million, or $0.70 per share, in 2010 and $65.4 million, or $0.66 per share, in 2009. The following table illustrates the dividends paid per share in each of the indicated quarters.

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
2010	$0.17	$0.17	$0.18	$0.18	$0.70
2009	$0.16	$0.16	$0.17	$0.17	$0.66

The first quarter 2011 dividend of $0.18 per share was declared on December 8, 2010 and was paid on February 4, 2011 to shareholders of record on January 24, 2011.

Issuer Purchases of Equity Securities

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased(1)(2)(3)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)(3)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs(2)(3)
October 1 - October 31, 2010	215,486	$82.92	212,300	$487,184,378
November 1 - November 30, 2010	120	85.41	—	487,184,378
December 1 - December 31, 2010	8,101,809	92.59	8,100,000	487,184,378

Total	8,317,415	$92.34	8,312,300	$487,184,378

(1)	The company repurchased 5,115 shares during the three month period ended December 31, 2010 that were not part of the publicly announced share repurchase authorization. These shares were purchased from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.
(2)	On June 9, 2010, the Board of Directors approved the repurchase of up to $500 million of the common stock of the company.
(3)	On December 15, 2010, the company entered into an agreement with a bank to effect an accelerated repurchase of $750 million of shares of the common stock of the company. The shares are being repurchased pursuant to an additional share repurchase authorization approved by the Board of Directors on December 8, 2010. The company received 8.1 million shares upon initial settlement under an accelerated share repurchase transaction. The total number of shares ultimately repurchased upon final settlement is subject to an adjustment based on the volume-weighted average share price of the company’s common stock during a predetermined period of less than one year, less a discount.

Item 6. Selected Financial Data

Set forth below is selected financial data as of the end of and for each of the years ended December 31.

	2010	2009	2008	2007	2006
(dollars and shares in thousands except per share amounts)

Income Statement Data
Net sales	$2,720,200	$2,534,900	$2,452,100	$2,202,000	$1,979,600
Income from continuing operations attributable to common shareholders	509,200	460,100	416,500	406,400	314,500
Net income attributable to common shareholders	509,200	460,100	416,500	406,400	272,100

Balance Sheet Data
Total assets	$3,171,500	$2,906,900	$2,665,700	$2,475,500	$2,277,200
Working capital	1,131,600	1,210,100	1,081,100	960,300	844,600
Long-term debt(A)	896,900	149,800	149,800	149,800	150,600
Total debt(A)	977,400	149,800	149,800	150,600	150,600
Shareholders’ investment(A)	1,631,500	2,205,900	1,988,200	1,856,200	1,704,100

Common Stock Data
Basic earnings per share – Income from continuing operations attributable to common shareholders(A)	$5.39	$4.66	$4.13	$3.91	$3.01
Diluted earnings per share – Income from continuing operations attributable to common shareholders(A)	5.32	4.60	4.05	3.82	2.93
Cash dividends paid per share	0.70	0.66	0.62	0.58	0.54
Shareholders’ investment per share(A)	17.47	22.58	19.98	18.07	16.46
Weighted average common shares outstanding(A)	93,400	97,700	99,500	102,700	103,500
Shareholders of record	4,061	4,199	4,397	4,540	4,726

Supplementary Data
Return on shareholders’ investment(A)	26.5%	21.9%	21.7%	22.8%	16.8%
Net income attributable to common shareholders/net sales	18.7%	18.2%	17.0%	18.5%	13.7%
Days – accounts receivable	57.8	58.8	55.9	55.9	57.8
Days – inventory	109.0	110.9	104.3	102.1	105.6
Total debt/total capitalization(A)	37.5%	6.4%	7.0%	7.5%	8.1%
Interest expense(A)	$12,700	$11,800	$12,100	$11,900	$16,900
Research and development expense	185,400	179,600	199,100	135,800	144,900
Number of employees	11,700	11,000	11,000	10,200	9,400
Net sales per employee	$232.5	$230.4	$222.9	$215.9	$210.6
Net income attributable to common shareholders per employee	43.5	41.8	37.9	39.8	28.9

(A)	Amounts for 2010 include the impact of the debt offering and accelerated share repurchase. See Note 9 of the notes to the consolidated financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The company designs, manufacturers, packages, distributes and sells medical, surgical, diagnostic and patient care devices. The company sells a broad range of products to hospitals, individual healthcare professionals, extended care health facilities and alternate site facilities on a global basis. Outside the United States, Europe and Japan are the company’s largest markets, while certain emerging markets in Asia and Latin America are the company’s fastest growing markets. In general, the company’s products are intended to be used once and then discarded or implanted either temporarily or permanently. The company reports sales in four major product group categories: vascular, urology, oncology and surgical specialties. The company also has a product group of other products.

The company’s earnings are driven by its ability to continue to generate sales of its products and improve operating efficiency. Bard’s ability to increase sales over time depends upon its success in developing, acquiring and marketing differentiated products that meet the needs of clinicians and their patients. In 2010, the company’s research and development (“R&D”) expense, excluding purchased R&D, as a percentage of net sales was 6.7%. The company expects R&D expense as a percentage of net sales to continue to increase up to a range of 9% to 10% over the course of the next several years. The company also makes selective acquisitions of businesses, products and technologies, generally focusing on small-to-medium sized transactions to provide ongoing growth opportunities. In addition, the company may from time-to-time consider acquisitions of larger, established companies. The company may also periodically divest lines of business in which it is not able to reasonably attain or maintain a leadership position in the market or for other strategic reasons. The company spent $303.9 million in 2010, including purchased R&D, for the acquisition of businesses, products and technologies.

Acquisitions and Other Initiatives

On July 6, 2010, the company acquired all of the outstanding stock of SenoRx, Inc. (“SenoRx”) for a purchase price of $11.00 per share in cash, totaling $213.5 million. SenoRx was a public company engaged in the manufacture and sale of minimally-invasive medical devices used in the percutaneous diagnosis and treatment of breast cancer. SenoRx’s products expand Bard’s existing biopsy product portfolio to include the EnCor® stereotactic-guided and MRI-guided breast biopsy systems, the Gel Mark® line of breast tissue markers and the Contura® brachytherapy catheter used in the treatment of breast cancer. Substantially all of the purchase price for the acquisition was funded through the issuance of commercial paper.

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

On December 20, 2010, the company issued $750 million of senior unsecured notes consisting of $250 million aggregate principal amount of 2.875% notes due 2016 and $500 million aggregate principal amount of 4.40% notes due 2021. Net proceeds from this offering were $740.0 million, after deducting debt offering costs, consisting of underwriting commissions and offering expenses, and a debt issuance discount. Net proceeds from the issuance of the notes were used to fund an accelerated share repurchase (“ASR”) transaction.

In connection with the offering of the notes, on December 15, 2010, the company entered into an ASR agreement with a bank to repurchase $750 million of the company’s common stock. The company received 8.1 million shares upon initial settlement under the ASR transaction. The total number of shares to be ultimately repurchased upon final settlement is subject to an adjustment based on the volume-weighted average share price of the company’s common stock during a predetermined period of less than one year, less a discount.

For more information on the issuance of the notes and the ASR, see Note 9 of the notes to consolidated financial statements.

On December 9, 2010, the company committed to a plan (the “2010 Restructuring Plan”) to improve its overall cost structure and enhance operational effectiveness. The 2010 Restructuring Plan includes the realignment of certain manufacturing, sales and marketing, and administrative functions. In connection with this plan, the company recorded employee separation costs under the company’s existing severance programs and other costs related to one-time employee termination benefits of $16.7 million ($11.4 million after tax). Substantially all of these costs are expected to be cash expenditures. The company expects the 2010 Restructuring Plan to result in pre-tax costs savings of approximately $19 million on an annual basis. See Note 3 of the notes to consolidated financial statements.

Results of Operations

Net Sales

Bard’s 2010 consolidated net sales increased 7% on both a reported basis and a constant currency basis over 2009 consolidated net sales. Bard’s 2009 consolidated net sales increased 3% on a reported basis (6% on a constant currency basis) over 2008 consolidated net sales. Net sales “on a constant currency basis” is a non-GAAP measure and should not be viewed as a replacement of GAAP results. See “Management’s Use of Non-GAAP Measures” below. Price changes had the effect of decreasing consolidated net sales by approximately 30 basis points and 10 basis points for 2010 and 2009, respectively, compared to the prior years. The primary exchange rate movement that impacts net sales is the movement of the Euro compared to the U.S. dollar. The impact of exchange rate movements on net sales is not indicative of the impact on net earnings due to the offsetting impact of exchange rate movements on operating costs and expenses, costs incurred in other currencies and the company’s hedging activities.

Bard’s 2010 United States net sales of $1,889.0 million increased 7% compared to $1,759.2 million in 2009. Bard’s 2010 international net sales of $831.2 million increased 7% on a reported basis (6% on a constant currency basis) compared to $775.7 million in 2009. Bard’s 2009 United States net sales increased 6% compared to $1,661.3 million in 2008. Bard’s 2009 international net sales decreased 2% on a reported basis (increased 5% on a constant currency basis) compared to $790.8 million in 2008.

Presented below is a summary of consolidated net sales by disease state.

Product Group Summary of Net Sales

	For the Years Ended December 31,
	2010	2009	Change	Constant Currency	2008	Change	Constant Currency
(dollars in millions)
Vascular	$755.9	$681.5	11%	11%	$643.1	6%	9%
Urology	718.1	700.3	3%	2%	708.5	(1)%	1%
Oncology	724.8	678.7	7%	6%	646.6	5%	7%
Surgical Specialties	434.6	387.8	12%	12%	368.2	5%	7%
Other	86.8	86.6	—	—	85.7	1%	4%

Total net sales	$2,720.2	$2,534.9	7%	7%	$2,452.1	3%	6%

Vascular Products - Bard markets a wide range of products for the peripheral vascular market, including endovascular products, electrophysiology products and vascular graft products. The increase in consolidated net sales of vascular products in 2010 compared to the prior year was due primarily to growth in endovascular products. United States net sales of vascular products in 2010 increased 14% compared to the prior year. International net sales in 2010 increased 7% on a reported basis (8% on a constant currency basis) compared to the prior year. The increase in consolidated net sales of vascular products in 2009 compared to the prior year was due to growth in endovascular products, partially offset by a decline in electrophysiology and vascular graft products. United States net sales in 2009 increased 12% compared to the prior year. International net sales in 2009 decreased 1% on a reported basis (increased 6% on a constant currency basis) compared to the prior year.

Consolidated net sales of endovascular products in 2010 increased 16% on both a reported basis and constant currency basis compared to the prior year (including 5% growth, on both a reported and constant currency basis, from the addition of the recently acquired SenoRx biopsy products). Consolidated net sales of endovascular products in 2009 increased 12% on a reported basis (15% on a constant currency basis) compared to the prior year. Growth in 2009 was favorably impacted by the Pre-Market Approval in February 2009 for the use of LifeStent® in the superficial femoral artery and proximal popliteal artery. Percutaneous transluminal angioplasty balloon catheters, stents and biopsy products were the primary contributors to the growth in this category in both 2010 and 2009.

Consolidated net sales in 2010 of electrophysiology products increased 2% on both a reported basis and a constant currency basis compared to the prior year. Electrophysiology laboratory systems and steerable diagnostic catheters contributed to the increase in 2010. Consolidated net sales of electrophysiology products in 2009 decreased 3% on a reported basis (increased 1% on a constant currency basis) compared to the prior year. Growth in the steerable diagnostic catheter and atrial fibrillation catheter lines was primarily offset by a decline in the conventional diagnostic catheter line in 2009.

Consolidated net sales in 2010 of vascular graft products decreased 4% on a reported basis (3% on a constant currency basis) compared to the prior year. Consolidated net sales of vascular graft products in 2009 decreased 6% on a reported basis (2% on a constant currency basis) compared to the prior year. Declining sales in peripheral vascular grafts were the primary drivers of both 2010 and 2009 results.

Urology Products - Bard markets a wide range of products for the urology market, including basic drainage products, continence products and urological specialty products. Bard also markets StatLock® catheter stabilization products, which are used to secure many types of catheters sold by Bard and other companies. The majority of basic drainage products, StatLock® catheter stabilization devices and certain urological specialty products are sold through distributors. The increase in consolidated net sales of urology products in 2010 compared to the prior year was led by growth in sales of StatLock® products and basic drainage products. Net sales growth in urology products in 2010 was favorably impacted by inventory reductions made by U.S. distributors during 2009. United States net sales in 2010 increased 2% compared to the prior year. International net sales in 2010 increased 4% on a reported basis (2% on a constant currency basis) compared to the prior year. The decrease in consolidated net sales of urology products in 2009 compared to the prior year was due to declines in continence and urological specialty products. During 2009, U.S. distributors reduced their inventory of the company’s products in this category, which also contributed to the decrease in net sales. United States net sales in 2009 decreased 2% compared to the prior year. International net sales in 2009 were flat on a reported basis (increased 8% on a constant currency basis) compared to the prior year.

Consolidated net sales of basic drainage products in 2010 increased 2% on both a reported basis and a constant currency basis compared to the prior year. Consolidated net sales of basic drainage products in 2009 were flat on a reported basis (increased 2% on a constant currency basis) compared to the prior year. Sales of basic drainage products in 2009 were impacted by inventory reductions made by U.S. distributors. Consolidated net sales of infection control Foley catheter products declined 1% in 2010 on both a reported and constant currency basis compared to the prior year. Consolidated net sales of infection control Foley catheter products in 2009 grew 1% on a reported basis (2% on a constant currency basis) compared to the prior year.

Consolidated net sales of urological specialty products in 2010 decreased 3% on a reported basis (4% on a constant currency basis) compared to the prior year. Consolidated net sales of urological specialty products in 2009 decreased 10% on a reported basis (9% on a constant currency basis) compared to the prior year. The decrease in 2010 and 2009 was primarily driven by a decline in brachytherapy sales. The brachytherapy market has been losing procedural share to alternative therapies, a trend that may continue.

Consolidated net sales of continence products in 2010 decreased 5% on both a reported basis and a constant currency basis compared to the prior year. Consolidated net sales of continence products in 2009 decreased 3% on a reported basis (increased 1% on a constant currency basis) compared to the prior year. Net sales in both 2010 and 2009 were impacted by a decline in sales of surgical continence products, a trend that may continue, partially offset by sales growth in fecal management products.

Consolidated net sales of the StatLock® catheter stabilization product line in 2010 increased 19% on a reported basis (18% on a constant currency basis) compared to the prior year. Net sales growth of the StatLock® product line in 2010 was favorably impacted by inventory reductions made by U.S. distributors during 2009. Consolidated net sales of the StatLock® catheter stabilization product line in 2009 increased 8% on a reported basis (9% on a constant currency basis) compared to the prior year. Sales of StatLock® devices in 2009 were unfavorably impacted by the inventory reductions made by U.S. distributors.

Oncology Products - Bard’s oncology business includes specialty vascular access products and enteral feeding devices. Specialty vascular access products include peripherally inserted central catheters (“PICCs”) used for intermediate to long-term central venous access, specialty access ports and accessories (“Ports”) used most commonly for chemotherapy, dialysis access catheters, and vascular access ultrasound devices which help facilitate the placement of PICCs.

The increase in consolidated net sales of oncology products in 2010 compared to the prior year was due primarily to growth in net sales of PICCs and Ports. Dialysis access catheters and vascular access ultrasound devices also contributed to growth in 2010 net sales. United States net sales of oncology products in 2010 increased 5% compared to the prior year. International net sales in 2010 increased 11% on a reported basis (8% on a constant currency basis) compared to the prior year. The increase in consolidated net sales of oncology products in 2009 compared to the prior year was due primarily to growth in net sales of PICCs and Ports. United States net sales of oncology products in 2009 increased 7% compared to the prior year. International net sales in 2009 were flat on a reported basis (increased 6% on a constant currency basis) compared to the prior year.

Consolidated net sales of PICCs in 2010 increased 8% on both a reported basis and a constant currency basis compared to the prior year. Consolidated net sales of Ports in 2010 increased 6% on both a reported basis and constant currency basis compared to the prior year. Consolidated net sales of PICCs in 2009 increased 9% on a reported basis (10% on a constant currency basis) compared to the prior year. Consolidated net sales of Ports in 2009 increased 8% on a reported basis (9% on a constant currency basis) compared to the prior year.

Consolidated net sales of dialysis access catheters in 2010 increased 10% on a reported basis (9% on a constant currency basis) compared to the prior year. Consolidated net sales of vascular access ultrasound devices in 2010 increased 15% on a reported basis (14% on a constant currency basis) compared to the prior year. Consolidated net sales of dialysis access catheters in 2009 decreased 1% on a reported basis (increased 1% on a constant currency basis) compared to the prior year. Consolidated net sales of vascular access ultrasound devices in 2009 decreased 9% on a reported basis (8% on a constant currency basis) compared to the prior year.

Surgical Specialty Products - Surgical specialty products include soft tissue repair, performance irrigation and hemostasis product lines. United States net sales in 2010 increased 14% compared to the prior year. International net sales in 2010 increased 6% on a reported basis (5% on a constant currency basis) compared to the prior year. The increase in consolidated net sales of surgical specialty products in each of 2010 and 2009 compared to the prior year was due to growth in soft tissue repair products. United States net sales in 2009 increased 11% compared to the prior year. International net sales in 2009 decreased 8% on a reported basis (2% on a constant currency basis) compared to the prior year.

The soft tissue repair product line includes synthetic and natural-tissue hernia repair implants, natural-tissue breast reconstruction implants, and hernia fixation products. Consolidated net sales of soft tissue repair products in 2010 increased 17% on a reported basis (16% on a constant currency basis) compared to the prior year. The company’s voluntary recall of its XenMatrix™ product on January 7, 2011 had a minor impact on net sales of soft tissue repair products in 2010. Consolidated net sales of soft tissue repair products in 2009 increased 10% on a reported basis (12% on a constant currency basis) compared to the prior year. Natural-tissue products for both hernia repair and breast reconstruction, and hernia fixation products were the drivers of growth in this category in both 2010 and 2009.

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

Other Products - The other product group includes irrigation, wound drainage and certain original equipment manufacturers’ products. Consolidated net sales in 2010 of other products were flat on both a reported basis and constant currency basis compared to the prior year. Consolidated net sales in 2009 of other products increased 1% on a reported basis (4% on a constant currency basis) compared to the prior year.

Costs and Expenses

The following is a summary of costs and expenses as a percentage of net sales for the following years ended December 31:

	2010	2009	2008(A)
Cost of goods sold	37.5%	37.8%	38.7%
Marketing, selling and administrative expense	27.9%	26.9%	28.9%
Research and development expense	6.8%	7.1%	8.1%
Interest expense	0.5%	0.5%	0.5%
Other (income) expense, net	0.9%	1.2%	1.2%

Total costs and expenses	73.6%	73.5%	77.5%

(A)	Amounts do not add due to rounding.

Cost of goods sold - Cost of goods sold consists principally of the manufacturing and distribution costs of the company’s products. The category also includes royalties, amortization of intangible assets and the impact of certain hedging activities. Cost of goods sold as a percentage of net sales for 2010 decreased 30 basis points from the prior year. This reduction was attributed primarily to cost improvements partially offset by the impact of approximately 50 basis points of incremental amortization of intangible assets acquired in 2009 and 2010. Cost of goods sold as a percentage of net sales for 2009 decreased 90 basis points from the prior year. This reduction was attributed primarily to cost improvements partially offset by the impact of approximately 20 basis points of incremental amortization of intangible assets acquired in 2008 and 2009.

Marketing, selling and administrative expense - Marketing, selling and administrative expense consists principally of the costs associated with the company’s sales and administrative organizations. These costs as a percentage of net sales for 2010 increased 100 basis points from the prior year primarily due to higher related costs from the acquired operations of SenoRx and FlowCardia. These costs as a percentage of net sales for 2009 decreased 200 basis points from 2008 primarily due to company wide spending controls, including the impact of the restructuring plan announced in 2009. See Note 3 of the notes to consolidated financial statements.

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

	2010	2009	2008
(dollars in millions)
Research and development	$182.8	$163.5	$149.8
Purchased research and development	2.6	16.1	49.3

Total research and development expense	$185.4	$179.6	$199.1

Research and development expense in 2010 increased approximately 3% compared to the prior year. Research and development expense in 2009 decreased approximately 10% compared to the prior year. Included in research and development expense for 2009 was purchased R&D of $16.1 million primarily associated with the acquisition of technology for laparoscopic hernia repair. The entire purchase price related to this asset acquisition was allocated to purchased R&D in 2009. Included in the research and development expense for 2008 was purchased R&D of $49.3 million primarily associated with the acquisition of the LifeStent® family of stents from Edwards Lifesciences.

Interest expense - Interest expense in 2010 was $12.7 million as compared with 2009 interest expense of $11.8 million and 2008 interest expense of $12.1 million.

Other (income) expense, net - Other (income) expense, net, was $24.6 million, $30.5 million and $29.4 million for 2010, 2009 and 2008, respectively. These amounts include interest income of $3.7 million, $3.6 million and $16.5 million in 2010, 2009 and 2008, respectively. The decrease in 2009 was primarily due to lower global interest rates. Other (income) expense, net, in 2010 also included restructuring costs of $16.7 million and acquisition related integration costs of $9.3 million. Other (income) expense, net, in 2009 also included restructuring costs of $15.4 million, non-cash charges of $7.2 million for asset write-offs, insurance settlements, net, of $7.0 million, and acquisition related contract termination costs of $3.2 million. See Note 13 of the notes to consolidated financial statements.

Income Tax Provision

The company’s effective tax rate for 2010 was approximately 29%, compared to approximately 31% in 2009. The effective tax rate for 2010 reflected the tax effect of a $10.4 million benefit associated with certain tax positions being remeasured as a result of new information related to the completion of the U.S. Internal Revenue Service examinations of the tax years 2003 and 2004, reductions of tax positions related to the completion of certain foreign tax examinations, and the expiration of statutes of limitation in certain foreign jurisdictions. The $10.4 million benefit was partially offset by a charge of $5.6 million associated with a cash repatriation of approximately $62 million of earnings from operations in certain foreign jurisdictions as a result of tax legislation enacted in the third quarter. The tax rate in 2010 also reflected the tax effect of acquisition related items (primarily integration and transaction costs, and purchased R&D).

As a result of the retroactive application of the research tax credit under the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010, the income tax provision for the year was reduced by $3.7 million in the fourth quarter of 2010.

The company’s effective tax rate for 2009 was approximately 31% compared to approximately 24% in 2008. The tax rate for 2009 reflected the tax effect of the insurance settlements, acquisition related items (primarily purchased R&D) and an increase in the liability for uncertain tax positions resulting from a tax assessment that related to prior periods.

Net Income Attributable to Common Shareholders and Earnings per Share Available to Common Shareholders

The company reported 2010 net income attributable to common shareholders of $509.2 million, an increase of 11% from 2009 net income attributable to common shareholders of $460.1 million. The company reported 2010 diluted earnings per share available to common shareholders of $5.32, an increase of 16% from 2009 diluted earnings per share available to common shareholders of $4.60. Net income attributable to common shareholders in 2010 reflects restructuring costs of $11.4 million, or $0.12 per diluted share, and acquisition related items (primarily integration and transaction costs and purchased R&D) of $16.1 million, or $0.17 per diluted share. The current year also reflects bad debt expense of $3.8 million, or $0.04 per diluted share, related to the write-down of accounts receivable in Greece and a net decrease to the income tax provision of $4.8 million, or $0.05 per diluted share, as a result of the reductions of certain tax positions and the cash repatriation as discussed above.

The company reported 2009 net income attributable to common shareholders of $460.1 million, an increase of 10% from 2008 net income attributable to common shareholders of $416.5 million. The company reported 2009 diluted earnings per share available to common shareholders of $4.60, an increase of 14% from 2008 diluted earnings per share available to common shareholders of $4.05. Net income attributable to common shareholders in 2009 reflected acquisition related items of $16.9 million or $0.17 per diluted share, primarily consisting of purchased R&D charges and contract termination costs, insurance settlements, net, of $13.3 million or $0.13 per diluted share, restructuring costs of $10.2 million, or $0.10 per diluted share, non-cash charges related to asset write-offs of $6.9 million, or $0.07 per diluted share, and an increase in the income tax provision related to an uncertain tax position of $2.1 million, or $0.02 per diluted share.

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

	2010	2009	2008
(dollars in millions)
Cash and cash equivalents	$641.4	$674.4	$592.1

Working capital	1,131.6	1,210.1	1,081.1

Current ratio	3.85/1	5.30/1	4.96/1

For the years ended December 31, 2010, 2009 and 2008, net cash provided by operating activities was $637.8 million, $619.3 million and $516.2 million respectively. The increase in net cash provided by operating activities in 2010 reflects higher net income, excluding non-cash items, partially offset by higher levels of inventory and the timing of tax payments. The increase in 2009 reflects improvements in accounts receivable and inventories.

During 2010, the company used $355.1 million in cash for investing activities, $165.9 million more than in 2009. During 2009, the company used $189.2 million in cash for investing activities, $37.3 million more than in 2008. Capital expenditures amounted to $51.2 million, $48.1 million and $50.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. The company spent $303.9 million in 2010, $141.1 million in 2009 and $185.2 million in 2008 for the acquisition of businesses, products and technologies to augment existing product lines. Net cash provided by the change in short-term investments, net, which matured in 2008, was $82.1 million.

During 2010, the company used $310.6 million in cash for financing activities, $67.8 million less than in 2009. During 2009, the company used $378.4 million in cash for financing activities, $162.4 million more than in 2008. Total debt was $977.4 million and $149.8 million at December 31, 2010 and December 31, 2009, respectively. The increase in debt reflected the net proceeds of $746.3 million from the issuance of the senior unsecured notes, net of debt issuance discount. Total debt to total capitalization was 37.5%, 6.4% and 7.0% at December 31, 2010, 2009 and 2008, respectively. The company spent approximately $1.1 billion to repurchase 12,025,000 shares of common stock in 2010 compared to $342.2 million to repurchase 4,535,047 shares and $227.0 million to repurchase 2,361,492 shares in 2009 and 2008, respectively. The repurchases of common stock in 2010 include $750.0 million to repurchase 8,100,000 shares upon initial settlement under an accelerated share repurchase agreement with a bank. The company paid cash dividends of $66.9 million, $65.4 million and $62.2 million in 2010, 2009 and 2008, respectively. In 2010, the company purchased the noncontrolling interest in its Malaysian operation for $25.9 million.

The company maintains a committed syndicated bank credit facility with a $400 million five-year credit agreement that expires in June 2012. The credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The facility includes pricing based on the company’s long-term credit rating and includes a financial covenant that limits the amount of total debt to total capitalization. The company had outstanding commercial paper borrowings of $80.5 million at December 31, 2010. There were no outstanding borrowings or commercial paper borrowings at December 31, 2009.

Contractual Obligations

Payments due under contractual obligations at December 31, 2010, are as follows:

(dollars in millions)	Total	1 Year	2-3 Years	4-5 Years	5+ Years
Forward contracts	$130.5	$71.4	$59.1	$—	$—
Short-term borrowings	80.5	80.5	—	—	—
Long-term debt	1,314.0	23.9	71.6	81.6	1,136.9
Operating lease obligations	129.3	22.3	35.7	25.3	46.0
Acquisition and related milestones	22.2	9.9	8.3	4.0	—
Purchase obligations	172.5	139.5	31.0	0.3	1.7
Other long-term liabilities	88.5	12.7	11.0	10.5	54.3

	$1,937.5	$360.2	$216.7	$121.7	$1,238.9

The table above does not include $53.6 million of the total unrecognized tax benefits for uncertain tax positions and $11.4 million of associated accrued interest. Due to the high degree of uncertainty regarding the timing of potential future cash flows, the company is unable to make a reasonable estimate of the amount and period in which these liabilities might be paid.

Forward contracts - Forward contracts obligate the company for the forward purchase of currencies in which the company has known or anticipated sales or payments.

Short-term borrowings - Short-term borrowings consist of commercial paper.

Long-term debt - Long-term debt includes expected principal and interest payments, including the effect of an interest rate swap contract.

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

Income Taxes - The company operates in multiple taxing jurisdictions, both within the United States and internationally. The company regularly assesses its tax positions and includes reserves for uncertain tax positions. These positions relate to transfer pricing, the deductibility of certain expenses, intercompany transactions and other matters. Although the outcome of tax audits is uncertain, in management’s opinion, adequate provisions for income taxes have been made for potential liabilities resulting from such matters. The recognition and measurement of a tax position is based on the company’s best judgment given the facts, circumstances and information available at the reporting date. The reserves are used or reversed once the statutes of limitation have expired or the position is effectively settled. The company believes that the ultimate outcome of these matters will not have a material impact on its financial condition and/or liquidity but may be material to the income tax provision and results of operations.

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

Acquisitions - On January 1, 2009, the company adopted Financial Accounting Standards Board (“FASB”) guidance on accounting for business combinations. This guidance changed the way in which the purchase method is applied in a business combination. The guidance contained significant revisions requiring an acquirer to measure the identifiable assets acquired and liabilities assumed at their fair value, with goodwill being the excess value of consideration paid over the fair value of the net identifiable assets acquired. This guidance also required that acquired in-process research and development be capitalized and recorded as an intangible asset at the acquisition date, that contingent consideration be recorded at fair value at the acquisition date, and that transaction costs are to be expensed. The amount of the purchase price allocated to purchased R&D and other intangible assets is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods. For purchased R&D, these methodologies include consideration of the risk of the project not achieving commercial feasibility. When the company acquires net assets that do not constitute a business under generally accepted accounting principles in the United States, no goodwill is recognized. The judgments made in determining fair value assigned to assets acquired and liabilities assumed, as well as asset lives, can materially impact results of operations.

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

Pension Plans - The company sponsors pension plans covering substantially all domestic employees and certain foreign employees who meet eligibility requirements. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by the company. In addition, the company’s actuarial consultants also use subjective factors, such as withdrawal and mortality rates, to estimate these factors. The actuarial assumptions used by the company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of the participants. A change of plus (minus) 25 basis points in the discount rate assumption, with other assumptions held constant, would have an estimated $0.9 million favorable (unfavorable) impact on the company’s net pension cost. A change of plus (minus) 25 basis points in the expected rate of return on plan assets assumption, with other assumptions held constant, would have an estimated $0.7 million favorable (unfavorable) impact on the company’s net pension cost.

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

•	the ability to obtain appropriate levels of product liability insurance on reasonable terms;

•	the ability to recover for claims made to our insurance companies; and

•	the ability to realize the anticipated benefits of the 2010 Restructuring Plan to improve its overall cost structure and improve efficiency.

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

•	attempts by competitors to gain market share through aggressive marketing programs; and

•	reprocessing by third-party reprocessors of our products designed and labeled for single use.

Difficulties and delays inherent in the development, manufacturing, marketing and sale of medical products, including:

•	the ability to complete planned clinical trials successfully, to develop and obtain regulatory approval for products on a timely basis and to launch products on a timely basis within cost estimates;

•	lengthy and costly regulatory approval processes, which may result in lost market opportunities and/or delayed product launches;

•	delays or denials of, or grants of low or reduced levels of reimbursement for, procedures using newly developed products;

•	the suspension or revocation of authority to manufacture, market or distribute existing products;

•	the imposition of additional or different regulatory requirements, such as those affecting manufacturing and labeling;

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

•	changes in the FDA and/or foreign regulatory approval processes that may delay or prevent the approval of new products and result in lost market opportunity;

•	the impact of more vigorous compliance and enforcement activities affecting the healthcare industry in general or the company in particular;

•	changes in the tax laws affecting our business, such as the recently-enacted excise tax in Puerto Rico;

•	changes in the environmental laws or standards affecting our business;

•	changes in laws that could require facility upgrades or process changes and could affect production rates and output; and

•	compliance costs and potential penalties and remediation obligations in connection with environmental laws, including regulations regarding air emissions, waste water discharges and solid waste.

Legal disputes, including:

•	disputes over intellectual property rights;

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Bard operates on a global basis and therefore is subject to the exposures that arise from foreign currency exchange rate fluctuations. The company manages these exposures using operational and economic hedges as well as derivative financial instruments. The company’s foreign currency exposures may change over time as changes occur in the company’s international operations. The company’s objective in managing its exposures to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with assets, liabilities, net investments and probable commitments denominated in foreign currencies. In order to reduce the risk of foreign currency exchange rate fluctuations, the company will from time-to-time enter into derivative financial instruments to hedge a portion of its expected foreign currency denominated cash flow from operations. The instruments that the company uses for hedging are forward contracts and options with major financial institutions. The company expects that the changes in fair market value of such contracts will have a high correlation to the price changes in the related hedged cash flow. The principal currencies the company hedges are the Euro, the British Pound, the Mexican Peso, the Canadian Dollar, the Australian Dollar and the Japanese Yen. Any gains and losses on these hedge contracts are expected to offset changes in the value of the related exposure. Bard’s risk management guidelines prohibit entering into financial instruments for speculative purposes. The company enters into foreign currency transactions only to the extent that foreign currency exposure exists. A sensitivity analysis of changes in the fair value of all foreign exchange derivative contracts at December 31, 2010 indicates that if the U.S. dollar uniformly strengthened by 10% against all currencies, the fair value of these contracts would decrease by $4.6 million, and if the U.S. dollar uniformly weakened by 10% against all currencies, the fair value of these contracts would increase by $6.9 million. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.

The company’s investment portfolio primarily includes cash equivalents, for which the market values are not significantly affected by changes in interest rates. The market value of the company’s fixed-rate debt is affected by a change in the medium- to long-term U.S. interest rates because the borrowings generally have longer maturities. The market value of the company’s debt including the effect of the related interest rate swap contract effectively converting the 2.875% fixed-rate notes to floating-rate instruments approximated $937.7 million at December 31, 2010. A sensitivity analysis, assuming a 100 basis point increase or decrease in U.S. interest rates and assuming that the debt and related swap are held to maturity, indicates that the market value of the debt and related swap would have approximated $856.9 million or $1,007.9 million, respectively, on December 31, 2010.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on its assessment and those criteria, management believes that the company maintained effective internal control over financial reporting as of December 31, 2010.

The company’s independent registered public accounting firm has issued an attestation report on the effectiveness of the company’s internal control over financial reporting. That report appears on page II-21.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

C. R. Bard, Inc.:

We have audited the accompanying consolidated balance sheets of C. R. Bard, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ investment, and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of C. R. Bard, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of C. R. Bard, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 12 to the consolidated financial statements, the company changed its method of accounting for defined benefit pension plans in 2008 due to the adoption of the measurement date requirements of the Financial Accounting Standards Board statement on employers’ accounting for defined benefit pension plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), C. R. Bard, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2011 expressed an unqualified opinion on the effectiveness of C. R. Bard, Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey

February 24, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

C. R. Bard, Inc.:

We have audited C. R. Bard, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”. C. R. Bard, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the effectiveness of C. R. Bard, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, C. R. Bard, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of C. R. Bard, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ investment, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 24, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Short Hills, New Jersey

February 24, 2011

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands except per share amounts)

	For the Years Ended December 31,
	2010	2009	2008
Net sales	$2,720,200	$2,534,900	$2,452,100
Costs and expenses:
Cost of goods sold	1,020,000	959,000	949,300
Marketing, selling and administrative expense	759,800	682,500	709,500
Research and development expense	185,400	179,600	199,100
Interest expense	12,700	11,800	12,100
Other (income) expense, net	24,600	30,500	29,400

Total costs and expenses	2,002,500	1,863,400	1,899,400

Income from operations before income taxes	717,700	671,500	552,700
Income tax provision	208,100	210,100	133,400

Net income	509,600	461,400	419,300

Net income attributable to noncontrolling interest	400	1,300	2,800

Net income attributable to common shareholders	$509,200	$460,100	$416,500

Basic earnings per share available to common shareholders	$5.39	$4.66	$4.13

Diluted earnings per share available to common shareholders	$5.32	$4.60	$4.05

The accompanying notes are an integral part of these consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands except share and per share amounts)

	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$641,400	$674,400
Accounts receivable, less allowances of $10,500 and $9,700, respectively	460,800	442,100
Inventories	308,900	295,400
Short-term deferred tax assets	42,700	29,800
Other current assets	75,500	50,100

Total current assets	1,529,300	1,491,800

Property, plant and equipment, at cost:
Land	14,100	14,400
Buildings and improvements	215,900	213,500
Machinery and equipment	368,800	379,100

	598,800	607,000
Less accumulated depreciation and amortization	270,900	273,900

Net property, plant and equipment	327,900	333,100
Goodwill	607,400	507,400
Core technologies, net	397,500	281,500
Other intangible assets, net	142,800	124,900
Deferred tax assets	78,400	97,400
Other assets	88,200	70,800

Total assets	$3,171,500	$2,906,900

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities
Short-term borrowings	$80,500	$—
Accounts payable	51,400	50,800
Accrued expenses	142,300	117,500
Accrued compensation and benefits	121,600	98,000
Income taxes payable	1,900	15,400

Total current liabilities	397,700	281,700

Long-term debt	896,900	149,800
Other long-term liabilities	230,400	249,500
Deferred income taxes	15,000	20,000
Commitments and contingencies	—	—
Shareholders’ investment:
Preferred stock, $1 par value, authorized 5,000,000 shares; none issued	—	—
Common stock, $.25 par value, authorized 600,000,000 shares in 2010 and 2009; issued and outstanding 84,973,586 shares in 2010 and 95,917,095 shares in 2009	21,300	24,000
Capital in excess of par value	1,146,400	1,060,900
Retained earnings	520,000	1,133,400
Accumulated other comprehensive loss	(56,200)	(24,700)
Noncontrolling interest	—	12,300

Total shareholders’ investment	1,631,500	2,205,900

Total liabilities and shareholders’ investment	$3,171,500	$2,906,900

The accompanying notes are an integral part of these consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT

(dollars in thousands except share and per share amounts)

	Common Stock		Capital In Excess Of Par Value	Retained Earnings	Accumulated Other Comp. (Loss) Inc.	Noncontrolling Interest	Total
	Shares	Amount

Balance at December 31, 2007	100,191,117	$25,000	$824,200	$956,300	$42,500	$8,200	$1,856,200

Adjustment for adoption of new accounting standard (net of $300 taxes)	—	—	—	(3,000)	600	—	(2,400)

Net income	—	—	—	416,500	—	2,800	419,300
Available for sale securities (net of $800 taxes)	—	—	—	—	(1,500)	—	(1,500)
Change in derivative instruments designated as cash flow hedges (net of $900 taxes)	—	—	—	—	5,600	—	5,600
Foreign currency translation adjustment	—	—	—	—	(98,700)	—	(98,700)
Benefit plan adjustments (net of $24,900 taxes)	—	—	—	—	(42,900)	—	(42,900)

Total comprehensive income							281,800

Cash dividends declared ($0.63 per share)	—	—	—	(63,200)	—	—	(63,200)

Issuance of common stock	1,563,395	400	56,000	—	—	—	56,400

Share-based compensation	—	—	53,300	—	—	—	53,300

Purchase of common stock for treasury	(2,361,492)	(600)	—	(226,400)	—	—	(227,000)

Tax benefit relating to share-based compensation plans	—	—	33,100	—	—	—	33,100

Balance at December 31, 2008	99,393,020	$24,800	$966,600	$1,080,200	$(94,400)	$11,000	$1,988,200

Net income	—	—	—	460,100	—	1,300	461,400
Change in derivative instruments designated as cash flow hedges (net of $400 taxes)	—	—	—	—	(4,800)	—	(4,800)
Foreign currency translation adjustment	—	—	—	—	83,500	—	83,500
Benefit plan adjustments (net of $4,000 taxes)	—	—	—	—	(9,000)	—	(9,000)

Total comprehensive income							531,100

Cash dividends declared ($0.67 per share)	—	—	—	(65,800)	—	—	(65,800)

Issuance of common stock	1,059,122	300	29,400	—	—	—	29,700

Share-based compensation	—	—	52,300	—	—	—	52,300

Purchase of common stock for treasury	(4,535,047)	(1,100)	—	(341,100)	—	—	(342,200)

Tax benefit relating to share-based compensation plans	—	—	12,600	—	—	—	12,600

Balance at December 31, 2009	95,917,095	$24,000	$1,060,900	$1,133,400	$(24,700)	$12,300	$2,205,900

Net income	—	—	—	509,200	—	400	509,600
Change in derivative instruments designated as cash flow hedges (net of $500 taxes)	—	—	—	—	900	—	900
Foreign currency translation adjustment	—	—	—	—	(38,400)	—	(38,400)
Benefit plan adjustments (net of $3,500 taxes)	—	—	—	—	6,000	—	6,000

Total comprehensive income							478,100

Cash dividends declared ($0.71 per share)	—	—	—	(65,900)	—	—	(65,900)

Issuance of common stock	1,081,491	300	43,000	—	—	—	43,300

Share-based compensation	—	—	58,100	—	—	—	58,100

Purchases of common stock for treasury	(12,025,000)	(3,000)	(10,200)	(1,056,700)	—	—	(1,069,900)

Tax benefit relating to share-based compensation plans	—	—	7,800	—	—	—	7,800
Purchase of noncontrolling interest	—	—	(13,200)	—	—	(12,700)	(25,900)

Balance at December 31, 2010	84,973,586	$21,300	$1,146,400	$520,000	$(56,200)	$—	$1,631,500

The accompanying notes are an integral part of these consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$509,600	$461,400	$419,300
Adjustments to reconcile net income to net cash provided by operating activities, net of acquired businesses:
Depreciation and amortization	104,900	93,500	90,900
Restructuring charge	16,700	—	—
Purchased research and development	2,600	16,100	49,300
Non-cash charges related to asset dispositions	—	8,400	40,500
Insurance settlements, net	—	7,000	—
Deferred income taxes	(2,300)	(15,000)	(32,900)
Share-based compensation	58,200	52,400	53,100
Inventory reserves and provision for doubtful accounts	21,900	17,400	13,500
Other noncash items	(2,800)	200	1,000
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(29,600)	(25,600)	(56,700)
Inventories	(32,900)	(18,500)	(47,400)
Current liabilities	17,900	13,700	3,900
Taxes	(28,800)	16,000	(12,000)
Other, net	2,400	(7,700)	(6,300)

Net cash provided by operating activities	637,800	619,300	516,200

Cash flows from investing activities:
Capital expenditures	(51,200)	(48,100)	(50,600)
Payments made for purchases of businesses, net of cash acquired	(290,300)	(112,600)	(166,200)
Payments made for intangibles	(13,600)	(28,500)	(19,000)
Change in short-term investments, net	—	—	82,100
Other	—	—	1,800

Net cash used in investing activities	(355,100)	(189,200)	(151,900)

Cash flows from financing activities:
Change in short-term borrowings, net	80,500	—	—
Proceeds from issuance of long-term debt, net of discount	746,300	—	—
Purchase of noncontrolling interest	(25,900)	—	—
Proceeds from exercises under share-based compensation plans, net	32,100	18,500	46,000
Excess tax benefit relating to share-based compensation plans	7,900	10,700	28,000
Purchase of common stock	(1,069,900)	(342,200)	(227,000)
Dividends paid	(66,900)	(65,400)	(62,200)
Other	(14,700)	—	(800)

Net cash used in financing activities	(310,600)	(378,400)	(216,000)

Effect of exchange rate changes on cash and cash equivalents	(5,100)	30,600	(44,600)
Increase in cash and cash equivalents during the year	(33,000)	82,300	103,700

Balance at January 1	674,400	592,100	488,400

Balance at December 31	$641,400	$674,400	$592,100

Supplemental cash flow information
Cash paid for:
Interest	$11,900	$11,800	$12,100
Income taxes	$230,800	$200,400	$146,000
Noncash transactions:
Purchases of businesses and related costs	$5,700	$10,500	$2,100
Dividends declared, not paid	$15,500	$16,500	$16,100

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

Consolidation - The consolidated financial statements include the accounts of C. R. Bard, Inc. and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The accounts of most foreign subsidiaries are consolidated as of November 30. No events occurred related to these foreign subsidiaries during the months of December 2010, 2009 or 2008 that materially affected the financial position or results of operations of the company. The company has no material interests in variable interest entities and none that require consolidation.

Related Parties - The company and Kobayashi Pharmaceutical Co., Ltd. are parties to an equally-owned joint venture, Medicon Inc. (“Medicon”), which distributes Bard’s products in Japan. Bard accounts for the joint venture under the equity method of accounting. All transactions with Medicon are denominated in U.S. dollars. Bard recorded sales to Medicon of $128.7 million, $122.5 million and $117.2 million for the years ended 2010, 2009 and 2008, respectively. Bard eliminates the intercompany profits on sales to Medicon until Medicon sells Bard’s products to a third party. Bard recorded Medicon equity income of $3.6 million, $2.3 million and $1.9 million for the years ended 2010, 2009 and 2008, respectively. Bard received dividends from Medicon of $1.6 million, $1.5 million and $1.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. Bard’s investment in Medicon was $20.0 million and $18.0 million at December 31, 2010 and 2009, respectively. Included in accounts receivable are trade receivables due from Medicon for purchases of Bard’s products of $33.4 million and $33.8 million at December 31, 2010 and 2009, respectively.

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

Foreign Currency - Net assets of foreign subsidiaries are translated into U.S. dollars at current year-end rates, and revenues, costs and expenses are translated at average monthly rates during each monthly period. Net exchange gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany transactions of a long-term investment nature are accumulated and credited or charged directly to a separate component of shareholders’ investment. Any foreign currency gains or losses related to monetary assets are charged to other (income) expense, net. Foreign currency translation gains included in accumulated other comprehensive loss were $29.0 million and $67.4 million at December 31, 2010 and 2009, respectively.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition - The company’s net sales represent gross sales invoiced to both end-user customers and independent distributors, less certain related charges, including discounts, returns, rebates and other allowances. The company recognizes product revenue when persuasive evidence of a sales arrangement exists, title and risk of loss have transferred, the selling price is fixed or determinable, contractual obligations have been satisfied and collectibility is reasonably assured. Generally, sales to end-user customers and European distributors are recognized at the point of delivery, and sales to domestic distributors are recognized at the time of shipment. In certain circumstances, end-user customers may require the company to maintain consignment inventory at the customer’s location. In the case of consignment inventories, revenue and associated cost are recognized upon the notification of usage by the customer.

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

Advertising Costs - Costs related to advertising are expensed as incurred. Advertising expense was $3.3 million, $2.5 million and $3.1 million in 2010, 2009 and 2008, respectively, and is included in marketing, selling and administrative expense.

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

Cash Equivalents - Cash equivalents consist of highly liquid investments purchased with an original maturity of three months or less and amounted to $588.1 million and $644.1 million at December 31, 2010 and 2009, respectively.

Accounts Receivable - In addition to trade receivables, accounts receivable included $37.1 million and $33.1 million of non-trade receivables at December 31, 2010 and 2009, respectively.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation - Depreciation is provided over the estimated useful lives of depreciable assets using the straight-line method. The estimated useful lives primarily range from three to 40 years for buildings and improvements and three to 20 years for machinery and equipment. Depreciation expense was $51.8 million in 2010, $51.0 million in 2009 and $51.3 million in 2008.

Software Capitalization - Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line method over an estimated useful life of five to seven years. Capitalized software costs are included in machinery and equipment. The company capitalizes certain costs associated with internal-use software such as the payroll costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internal-use software are expensed during the design phase until the point at which the project has reached the application development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The company capitalized $4.7 million, $4.5 million and $1.7 million of internal-use software for the years ended December 31, 2010, 2009 and 2008, respectively. Depreciation expense for capitalized software was $10.7 million, $11.1 million and $11.5 million in 2010, 2009 and 2008, respectively.

Goodwill and Other Intangible Assets - Goodwill is tested for impairment annually or more frequently if impairment indicators arise. The company assigns goodwill recorded in connection with acquisitions to its four reporting units, each of which is one level below the company’s single reporting segment. Other intangible assets, including core technologies and patents, are amortized on a straight-line basis over their estimated useful lives ranging from seven to 21 years with a weighted average of 13 years. When events or circumstances indicate that the carrying amount of intangible assets may not be recoverable, the company will assess recoverability from future operations using undiscounted cash flows derived from the lowest appropriate asset groupings. To the extent carrying value exceeds the undiscounted cash flows, impairments are recognized in operating results to the extent that the carrying value exceeds the fair value, which is determined based on the net present value of estimated future cash flows.

Income Taxes - Deferred tax assets and liabilities are recognized based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

The company regularly assesses its tax positions to determine whether the benefits of tax positions are more likely than not of being sustained upon audit. These positions relate to transfer pricing, the deductibility of certain expenses, intercompany transactions and other matters. Although the outcome of tax audits is uncertain, provisions for income taxes have been made for potential liabilities resulting from such matters. Any reserves are used or reversed once the statutes of limitation have expired or the tax position is effectively settled. The company’s policy is to classify interest and penalties related to unrecognized tax positions as income tax expense.

Income Statement Presentation of Taxes Collected from Customers and Remitted to Government Authorities - The company follows a net basis policy with regard to sales, use, value added or any other tax collected from customers and remitted to government authorities, which excludes them from both net sales and expenses.

Treasury Stock - The company accounts for treasury stock purchases as retirements by reducing retained earnings for the cost of the repurchase. Reissuances of these treasury shares are accounted for as new issuances. There were 30.8 million and 20.1 million treasury shares at December 31, 2010 and 2009, respectively.

Derivative Instruments - On January 1, 2009, the company adopted Financial Accounting Standards Board (“FASB”) guidance on enhanced disclosure requirements regarding the company’s derivative and hedging

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

activities. This guidance required disclosures about (a) how and why the company uses derivative instruments, (b) the accounting for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect the company’s financial condition, financial performance and cash flow (see Note 6 of the notes to consolidated financial statements).

The company recognizes all derivative instruments at fair value in its consolidated balance sheets. Changes in fair value of derivative instruments are recorded in each period in current earnings or accumulated other comprehensive loss depending on whether the derivative instrument is designated as part of a hedged transaction, and if so, the type of hedge transaction.

The company’s objective in managing its exposures to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with future intercompany receivables and payables denominated in foreign currencies. These risks are managed using derivative instruments, mainly through forward currency and option contracts. The company does not utilize derivative instruments for trading or speculation purposes. No derivative instruments extend beyond December 2011. All of these derivative instruments are designated and qualify as cash flow hedges. The effective portion of the changes in fair value of the derivative instruments’ gains or losses are reported as a component of accumulated other comprehensive loss and reclassified into earnings on the same line item associated with the forecasted transaction and in the same period or periods when the forecasted transaction affects earnings. At December 31, 2010, all of these derivative instruments used were highly effective hedging instruments because they were denominated in the same currency as the hedged item and because the maturities of the derivative instruments matched the timing of the hedged items.

When applicable, foreign currency exposures that arise from remeasuring intercompany loans denominated in currencies other than the functional currency are mitigated through the use of forward contracts. Hedges of these foreign exchange exposures are not designated as hedging instruments for accounting purposes. The gains or losses on these instruments are recognized in earnings and are effectively offset by the gains or losses on the underlying hedged items.

The company may use interest rate swap contracts to manage interest rate exposure on its long-term debt. The company entered into an interest rate swap contract with respect to its $250 million tranche of senior unsecured notes. Under this interest rate swap contract, the company exchanges, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to a notional principal amount of this tranche. The company’s swap contract is designated and qualifies as a fair value hedge. Changes in the fair value of the swap contract offset changes in the fair value of the fixed rate debt due to changes in market interest rates.

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Acquisitions and Divestiture

The company acquires businesses, products and technologies to augment its existing product lines and periodically divests product lines for strategic reasons. Unaudited pro forma financial information has not been presented because the effects of these acquisitions and divestitures were not material on either an individual or aggregate basis.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquisitions

On January 1, 2009, the company adopted FASB guidance on accounting for business combinations. This guidance requires an acquirer to measure the identifiable assets acquired and liabilities assumed at their fair value on the acquisition date, with goodwill being the excess value of consideration paid over the fair value of the net identifiable assets acquired. This guidance also requires that purchased R&D be capitalized and recorded as an intangible asset at the acquisition date, that contingent consideration be recorded at fair value at the acquisition date and that transaction costs be expensed.

On July 6, 2010, the company acquired all of the outstanding stock of SenoRx, Inc. (“SenoRx”) for a purchase price of $11.00 per share in cash, totaling $213.5 million. SenoRx was a public company engaged in the manufacture and sale of minimally-invasive medical devices used in the percutaneous diagnosis and treatment of breast cancer. SenoRx’s products expand Bard’s existing biopsy product portfolio to include the EnCor® stereotactic-guided and MRI-guided breast biopsy systems, the Gel Mark® line of breast tissue markers and the Contura® brachytherapy catheter used in the treatment of breast cancer. Substantially all of the purchase price for the acquisition was funded through the issuance of commercial paper. The acquisition was accounted for as a business combination, and the results of operations have been included in the company’s results since the acquisition date. The purchase price allocation at fair value resulted in the recognition of: deferred tax assets of $42.3 million, consisting primarily of net operating loss carryforwards; core technologies of $95.1 million; deferred tax liabilities of $44.0 million, primarily associated with core technologies; and other net assets of $23.5 million consisting of cash, accounts receivable and inventories. An indefinite-lived intangible asset of $12.8 million was also recorded primarily for the next generation of the EnCor® stereotactic-guided breast biopsy system. The fair value of this intangible asset was determined based upon the present value of expected future cash flows adjusted for the probability of technological and commercial risk, utilizing a risk-adjusted discount rate. The excess of the purchase price over fair value of the acquired net assets was recorded as goodwill of $83.8 million. The goodwill recognized is attributable to expected cost synergies and other benefits created by the expanded and more comprehensive biopsy product portfolio of the company as a result of the acquisition. The goodwill is not deductible for tax purposes. Core technologies are being amortized over their estimated useful lives of approximately 10 years. The company incurred acquisition related transaction costs of $3.2 million, which were expensed to marketing, selling and administrative expense. In connection with this acquisition, the company recorded charges of $6.9 million ($4.2 million after tax) to other (income) expense, net, associated with the termination of existing SenoRx commercial agreements, the settlement of disputes that arose under certain of these agreements and integration costs.

On May 20, 2010, the company, through its wholly-owned subsidiary, Bard Holdings Limited, acquired the remaining 15% of the common shares that it did not already own of its Malaysian manufacturing operation, Bard Sendirian Berhad, for $25.9 million. In connection with the transaction, Bard’s shareholder’s investment was reduced by $13.2 million, which represented the excess of the cash paid over the carrying amount of the noncontrolling interest.

On April 12, 2010, the company acquired all of the outstanding stock of FlowCardia, Inc. (“FlowCardia”), a privately-held company engaged in the design and manufacture of endovascular products used in the treatment of chronic total occlusions (“CTOs”), for total consideration of $80.1 million. FlowCardia’s products complement Bard’s percutaneous transluminal angioplasty products and peripheral stents. FlowCardia’s Crosser® product line of clinically-proven catheters deliver vibrational energy, enabling physicians to cross CTOs and allow for subsequent therapies, such as balloon angioplasty, stent implantation and atherectomy. The acquisition was accounted for as a business combination, and the results of operations have been included in the company’s results since the acquisition date. The purchase price allocation at fair value resulted in the recognition of:

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deferred tax assets of $18.1 million, consisting primarily of net operating loss carryforwards; core technologies of $46.4 million; deferred tax liabilities of $19.3 million primarily associated with core technologies; and other net assets of $3.0 million. In addition, an indefinite-lived intangible asset of $4.7 million was recorded for follow-on product applications for CTOs. The excess of the purchase price over fair value of the acquired net assets was recorded as goodwill of $27.2 million. The goodwill recognized is attributable to complementary product sales opportunities and expected cost synergies. The goodwill is not deductible for tax purposes. Core technologies are being amortized over their estimated useful lives of approximately 11 years.

On November 18, 2009, the company acquired all of the outstanding stock of Y-Med, Inc. (“Y-Med”), a privately-held company focused on the development and manufacture of specialty percutaneous transluminal angioplasty (“PTA”) catheters, for total consideration of $35.3 million. Y-Med’s products complement Bard’s peripheral stents and existing PTA products. Y-Med’s VascuTrakTM PTA dilatation catheter product line is designed to treat highly stenotic and calcified lesions in patients with lower-limb arterial disease. The acquisition was accounted for as a business combination and the results of operations have been included in the company’s results since the acquisition date. The purchase price allocation at fair value resulted in: the recognition of deferred tax assets of $2.3 million consisting of net operating loss carryforwards; core technologies of $28.4 million; deferred tax liabilities of $10.8 million primarily associated with core technologies; and other net assets of $2.7 million. The excess of the purchase price over fair value of the acquired net assets was recorded as goodwill of $12.7 million. The goodwill is not deductible for tax purposes. Core technologies are being amortized over their estimated useful lives of approximately 10 years. In connection with this acquisition, the company recorded a cost of $3.2 million ($2.0 million after tax) associated with the termination of certain existing Y-Med agreements. This termination cost was recorded to other (income) expense, net.

On June 15, 2009, the company acquired worldwide rights and related assets of the hernia products business of Brennen Medical, LLC for $17.0 million. The acquisition included technology for a non-crosslinked xenograft device, which expanded Bard’s product offerings in hernia repair. The acquisition was accounted for as a business combination, and the results of operations have been included in the company’s results since the acquisition date. The purchase price allocation at fair value resulted in the recognition of core technologies of $15.5 million and other assets of $1.5 million, which includes $0.9 million of goodwill. Core technologies are being amortized over their estimated useful lives of approximately 13 years. In connection with this acquisition, the company discontinued the sale of an existing xenograft device and recorded a related non-cash charge of $5.7 million ($5.2 million after tax). This charge consisted of acceleration of remaining depreciation costs related to property, plant and equipment of $4.5 million, which was recorded to other (income) expense, net, and the write-off of inventory of $1.2 million, which was recorded to cost of goods sold.

On June 5, 2008, the company acquired all of the outstanding shares of Specialized Health Products International, Inc. (“Specialized Health Products”) for a purchase price of $1.00 per share in cash, totaling $68.4 million, plus direct acquisition costs of $2.3 million. Specialized Health Products manufactures and markets vascular access products, including winged infusion sets, which are used to deliver therapeutic agents through vascular access ports. The acquisition was a strategic addition to Bard’s port franchise. The acquisition was accounted for as a business combination, and the results of operations have been included in the company’s results since the acquisition date. The purchase price allocation resulted in: the recognition of core technologies of $34.0 million; patents of $11.2 million; deferred tax assets of $9.1 million consisting of a net operating loss carryforward; other net assets of $12.0 million primarily consisting of cash, inventory and accounts receivable; and deferred tax liabilities of $15.8 million primarily associated with acquired intangible assets. The acquired intangible assets are being amortized over their weighted average useful lives of approximately 12 years. The excess of the purchase price over the fair value of the assets acquired of $20.2 million was recorded as goodwill, which is not deductible for income tax purposes.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 11, 2008, the company acquired the assets of the LifeStent® family of stents from Edwards Lifesciences Corporation for a net cash payment of $73.3 million, plus direct acquisition costs of $3.6 million, and up to $65.0 million in contingent milestone payments. The contingent milestone payments consisted of $50.0 million related to regulatory approvals and $15.0 million related to the transfer of manufacturing operations to Bard. The acquisition was a strategic addition to Bard’s portfolio of non-coronary stent and stent graft products that is complementary to the company’s current products, call points and technology platforms. The acquisition was accounted for as a business combination, and the results of operations have been included in the company’s results since the acquisition date. The fair value of the assets acquired was approximately $102.3 million. The difference between the fair value of the assets acquired and the initial payments was recognized as an acquisition related liability. This liability was reduced upon the payment of the contingent milestone payments with the remaining amounts recorded as a deferred tax asset and goodwill.

The purchase price allocation resulted in the recognition of core technologies of $52.0 million; customer relationships of $9.1 million; other assets of $13.1 million consisting primarily of inventory and equipment; an acquisition related liability of $25.4 million; and deferred tax liabilities of $16.3 million. Core technologies and customer relationships are being amortized over the estimated useful lives of 15 and 8 years, respectively. In addition, $44.4 million was allocated to purchased R&D for which technological feasibility had not been established and no alternative future use existed at the acquisition date. The purchased R&D relates to the Pre-Market Approval (“PMA”) submitted to the U.S. Food and Drug Administration (“FDA”) for use of the LifeStent® products in the superficial femoral artery and proximal popliteal artery. The company recorded a charge for purchased R&D in research and development expense in its consolidated statements of income. In connection with the write-off of purchased R&D, the company recorded a tax benefit of $16.4 million. The value assigned to purchased R&D was determined based upon the present value of expected future cash flows associated with the product adjusted for the probability of product approval and discounted at a risk-adjusted rate. The ongoing activity with respect to the future development for this product is not expected to be material to the company’s research and development expense.

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

3. Restructuring

On December 9, 2010, the company committed to a plan (the “2010 Restructuring Plan”) to improve its overall cost structure and enhance operational effectiveness. The 2010 Restructuring Plan includes the

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

realignment of certain manufacturing, sales and marketing, and administrative functions. In connection with this plan, the company recorded employee separation costs under the company’s existing severance programs and other costs related to one-time employee termination benefits of $16.7 million ($11.4 million after tax). Substantially all of these costs are expected to be cash expenditures. At December 31, 2010, the entire liability related to this restructuring charge was outstanding. The company expects activities under the 2010 Restructuring Plan to be substantially complete by the end of 2011.

On April 22, 2009, the company announced a plan (the “2009 Restructuring Plan”) to reduce its overall cost structure and improve efficiency. The 2009 Restructuring Plan included the consolidation of certain businesses in the United States and the realignment of certain sales and marketing functions outside the United States. The 2009 Restructuring Plan resulted in the elimination of certain positions and other employee terminations worldwide. The company recorded employee separation costs under the company’s existing severance programs and other costs primarily related to one-time termination benefits offered under this plan. The total cost of the 2009 Restructuring Plan was $15.4 million ($10.2 million after tax). Substantially all of these costs were cash expenditures. At December 31, 2010, no liability related to this restructuring charge remained.

4. Income Taxes

The components of income before income taxes for the following years ended December 31 consisted of:

	2010	2009	2008
(dollars in millions)
United States	$455.8	$481.3	$348.0
Foreign	261.9	190.2	204.7

	$717.7	$671.5	$552.7

The income tax provision for the following years ended December 31 consisted of:

	2010	2009	2008
(dollars in millions)
Current provision
Federal	$168.3	$182.8	$120.4
Foreign	31.8	33.6	29.4
State	10.3	8.7	16.5

	210.4	225.1	166.3

Deferred (benefit) provision
Federal	3.7	(13.3)	(25.0)
Foreign	(7.2)	(0.1)	(3.4)
State	1.2	(1.6)	(4.5)

	(2.3)	(15.0)	(32.9)

	$208.1	$210.1	$133.4

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and deferred tax liabilities at December 31 consisted of:

	2010	2009
(dollars in millions)
Deferred tax assets
Employee benefits	$158.2	$137.4
Inventory	13.8	12.6
Receivables and rebates	24.2	24.7
Accrued expenses	16.6	3.4
Loss carryforwards and credits	73.8	27.7
Other	—	8.6

Gross deferred tax assets	286.6	214.4
Valuation allowance	(36.2)	(29.4)

	250.4	185.0
Deferred tax liabilities
Amortization	97.0	40.0
Accelerated depreciation	40.3	37.8
Other	7.0	—

	144.3	77.8

	$106.1	$107.2

At December 31, 2010, the company had federal net operating loss carryforwards of $120.8 million, which generally expire between 2013 and 2031 and state net operating loss carryforwards of $176.1 million, which expire between 2011 and 2031. The company also had various tax credits of $10.0 million, with an indefinite life and $8.9 million, which expire between 2013 and 2031.

The company records valuation allowances to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. The company considers future taxable income and the periods over which it must be earned in assessing the need for valuation allowances. In the event the company determines it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to expense in the period such determination was made. At December 31, 2010, the valuation allowance primarily related to state net operating loss carryforward and credits, and to certain other state deferred tax assets.

A reconciliation between the effective income tax rate and the federal statutory rate for the following years ended December 31 is:

	2010	2009	2008
Federal statutory rate	35%	35%	35%
State taxes, net of federal benefit	2%	1%	2%
Operations taxed at less than U.S. rate	(9)%	(5)%	(8)%
Other, net	1%	—	(5)%

	29%	31%	24%

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The company’s foreign tax incentives consist of incentive tax grants in Puerto Rico and Malaysia. The company’s previous grant in Malaysia expired on June 30, 2008, and a new grant was entered into on March 1, 2010 that will expire in 2015. The incentive tax grant in Puerto Rico will expire in 2016. The approximate dollar and per share effects of the Puerto Rican and Malaysian grants are as follows:

	2010	2009	2008
(dollars in millions, except per share amounts)
Tax benefit	$44.6	$24.0	$37.5
Per share benefit	$0.47	$0.24	$0.37

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

	2010	2009
(dollars in millions)
Balance, January 1	$53.2	$41.3
Additions related to prior year tax positions	2.1	5.8
Reductions related to prior year tax positions	(7.4)	(2.6)
Additions for tax positions of the current year	8.9	8.7
Settlements	(0.7)	—
Lapse of statutes of limitation	(2.5)	—

Balance, December 31	$53.6	$53.2

The company operates in multiple taxing jurisdictions and faces audits from various tax authorities regarding transfer pricing, the deductibility of certain expenses, intercompany transactions and other matters. As of December 31, 2010, the liability for unrecognized tax benefits related to federal, state and foreign taxes was $53.6 million (of which $44.6 million would impact the effective tax rate if recognized), plus $11.4 million of accrued interest. As of December 31, 2009, the liability for unrecognized tax benefits was $53.2 million plus $11.3 million of accrued interest. Interest and penalties associated with uncertain tax positions amounted to $0.7 million of expense in 2010, $2.6 million of expense in 2009, and a $2.8 million credit in 2008.

The company is currently under examination in several tax jurisdictions and remains subject to examination until the statutes of limitation expire for the applicable tax jurisdiction. Within specific countries, the company may be subject to audit by various tax authorities, or subsidiaries operating within the country may be subject to different statutes of limitation expiration dates. As of December 31, 2010, a summary of the tax years that remain subject to examination in the company’s major tax jurisdictions are:

United States – federal	2005 and forward
United States – states	2003 and forward
Germany	2006 and forward
Malaysia	2005 and forward
Puerto Rico	2006 and forward
United Kingdom	2005 and forward

The company’s federal tax filings have been examined by the U.S. Internal Revenue Service (“IRS”) for calendar years ending prior to 2005. In 2008, the company’s income tax provision was reduced by $28.3 million as a result of the completion of the IRS examination for tax years 2003 and 2004. The remaining two tax positions under review

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

through the administrative appeals process for those years were closed in 2010. Depending upon open tax examinations and/or the expiration of applicable statutes of limitation, the company believes that it is reasonably possible that the total amount of unrecognized tax benefits may decrease by up to $23.9 million within the next 12 months.

At December 31, 2010, the company had not provided for income taxes on the undistributed earnings of its foreign operations of approximately $1.3 billion as it is the company’s intention to permanently reinvest these undistributed earnings.

5. Earnings per Common Share

Earnings per share (“EPS”) is computed under the two-class method, which requires nonvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents to be treated as a separate class of securities in calculating EPS. Participating securities include nonvested restricted stock, nonvested shares or units under the management stock purchase program, and certain other nonvested stock-based awards.

EPS is computed using the following common share information for the following years ended December 31:

	2010	2009	2008
(dollars and shares in millions)
EPS Numerator:
Net income attributable to common shareholders	$509.2	$460.1	$416.5
Less: Income allocated to participating securities	5.5	5.0	5.8

Net income available to common shareholders	$503.7	$455.1	$410.7

EPS Denominator:
Weighted average common shares outstanding	93.4	97.7	99.5
Dilutive common share equivalents from share-based compensation plans	1.2	1.3	2.0

Weighted average common and common equivalent shares outstanding, assuming dilution	94.6	99.0	101.5

6. Financial Instruments

Foreign Exchange Derivative Instruments

The company enters into readily marketable forward and option contracts with financial institutions to help reduce its exposure to foreign currency exchange rate fluctuations. These contracts limit volatility because gains and losses associated with foreign exchange rate movements are generally offset by movements in the underlying hedged item. The notional value of the company’s forward currency and option contracts was $182.7 million and $111.7 million at December 31, 2010 and 2009, respectively.

Interest Rate Derivative Instruments

On December 20, 2010, the company entered into an interest rate swap contract in connection with its debt offering. See Note 9 of the notes to consolidated financial statements. The swap contract effectively converts the 2.875% fixed-rate notes to a floating-rate instrument. The notional value of the company’s interest rate swap contract is $250.0 million.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The location and fair values of derivative instruments segregated between those derivatives that are designated as hedging instruments and those that are not designated as hedging instruments at December 31, are as follows:

	Balance Sheet Location	Fair Value of Derivatives
Derivatives Designated as Hedging Instruments		2010	2009
(dollars in millions)
Forward currency contracts	Other current assets	$2.8	$1.5
Option contracts	Other current assets	1.5	0.9
Interest rate swap contract	Other assets	0.7	—

		$5.0	$2.4

Forward currency contracts	Accrued expenses	$1.1	$—

		$1.1	$—

Derivatives Not Designated as Hedging Instruments
(dollars in millions)
Forward currency contracts	Other assets	$1.8	$—

		$1.8	$—

The location and amounts of gains and losses on derivative instruments designated as cash flow hedges and the impact on the consolidated statement of shareholders’ investment for the years ended December 31, are as follows:

	Gain/(Loss) Recognized in Other Comprehensive Income		Location of Gain/(Loss) Reclassified from Accumulated Other Comp. Loss to Income	Gain/(Loss) Reclassified from Accumulated Other Comp. Loss to Income
(dollars in millions)	2010	2009		2010		2009
Forward currency contracts	$0.1	$3.6	Costs of goods sold	$0.4		$(2.0)
Option contracts	0.8	(8.4)	Costs of goods sold	0.4		5.0

	$0.9	$(4.8)		$0.8	(A)	$3.0	(A)

(A)	The tax effect of the amount reclassified from accumulated other comprehensive loss to income was $0.1 million and $0.4 million at December 31, 2010 and 2009, respectively.

At December 31, 2010, the company had losses of approximately $0.1 million in accumulated other comprehensive loss in the consolidated balance sheet that are expected to be reclassified into earnings in 2011.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The location and amounts of gains and losses on the derivative instrument designated as a fair value hedge for the year ended December 31, 2010 are as follows:

	Income Statement Location	Gain Recognized on Swap	(Loss) Recognized on Long-Term Debt
(dollars in millions)
Interest rate swap contract	Interest expense	$0.7	$(0.7)

The location and amounts of gains and losses on derivative instruments not designated as hedging instruments for the year ended December 31, 2010 are as follows:

	Income Statement Location	Gain Recognized in Earnings
(dollars in millions)
Forward currency contracts(A)	Other (income) expense, net	$1.8

(A)	These derivative contracts mitigate changes in the value of remeasured foreign currency denominated monetary loans attributable to changes in foreign currency exchange rates.

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

The following table summarizes financial instruments measured at fair value on a recurring basis at December 31:

	2010	2009
(dollars in millions)
Forward currency contracts	$3.5	$1.5
Option contracts	1.5	0.9
Interest rate swap contract	0.7	—

The fair values of these contracts were measured using significant other observable inputs and valued by reference to similar financial instruments, adjusted for restrictions and other terms specific to each contract. All of these financial instruments are categorized as Level 2 under the fair value hierarchy.

Financial Instruments Not Measured at Fair Value

The fair value of commercial paper borrowings of $80.5 million at December 31, 2010 approximates carrying value.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair value of long-term debt including the effect of the related swap contract was $937.7 million and $163.1 million at December 31, 2010 and 2009, respectively. The fair value was estimated using dealer quotes for similarly-rated debt instruments over the remaining contractual term of the company’s obligation. Long-term debt is categorized as Level 2 under the fair value hierarchy.

Concentration Risks

The company is potentially subject to financial instrument concentration of credit risk through its cash equivalents and accounts receivable. The company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any one institution. Concentrations of risk with respect to trade accounts receivable are limited due to the large number of customers dispersed across many geographic areas. However, accounts receivable balances include sales to government-supported healthcare systems outside the United States. The company monitors these receivables for potential collection risks. The company is experiencing significant delays in the collection of accounts receivable associated with the national healthcare system in Greece, which amounted to $32.8 million and $36.7 million, at December 31, 2010 and December 31, 2009, respectively. Due to the continued challenges with the financial stability and creditworthiness of Greece, the company recorded a write-down on these receivables of $3.8 million in the second quarter of 2010. The write-down was based on a proposal that the Greek government announced on June 15, 2010 to settle its outstanding debts from 2007 through 2009, primarily by issuing non-interest bearing bonds with maturities of one to three years. The proposal was adopted as law on August 3, 2010. On December 22, 2010, the Greek government began the process of issuing these bonds. The issuance process is ongoing and is expected to be complete in the first quarter of 2011.

Sales to distributors, which supply the company’s products to many end users, accounted for approximately 32% of the company’s net sales in 2010, and the five largest distributors combined, including the company’s Medicon joint venture, accounted for approximately 66% of distributors’ sales. One large distributor accounted for approximately 9% of the company’s net sales in 2010, and approximately 10% in each of 2009 and 2008. This distributor represented gross receivables of approximately $39.1 million and $36.0 million as of December 31, 2010 and 2009, respectively.

7. Inventories

Inventories at December 31 consisted of:

	2010	2009
(dollars in millions)
Finished goods	$176.3	$176.2
Work in process	18.6	27.1
Raw materials	114.0	92.1

	$308.9	$295.4

Approximately 68% of the company’s inventory costs are determined using LIFO. Consigned inventory was $29.9 million and $30.5 million at December 31, 2010 and 2009, respectively.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Other Intangible Assets

Other intangible assets at December 31 consisted of:

	2010		2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(dollars in millions)
Core technologies	$515.8	$(118.3)	$364.5	$(83.0)
Patents	80.5	(37.3)	76.7	(31.5)
Other intangibles	172.9	(73.3)	141.0	(61.3)

	$769.2	$(228.9)	$582.2	$(175.8)

Amortization expense was $53.1 million, $42.5 million and $39.6 million in 2010, 2009 and 2008, respectively. The estimated amortization expense for the years 2011 through 2015 based on the company’s intangible assets as of December 31, 2010 is as follows: 2011 - $58.8 million; 2012 - $58.7 million; 2013 - $57.4 million; 2014 - $55.9 million; and 2015 - $53.8 million.

9. Debt

Long-term debt at December 31 consisted of:

	2010	2009
(dollars in millions)
4.40% notes due 2021	$496.4	$—
2.875% notes due 2016	250.7	—
6.70% notes due 2026	149.8	149.8

	$896.9	$149.8

On December 20, 2010, the company issued $750 million senior unsecured notes consisting of $250 million aggregate principal amount of 2.875% notes due 2016 and $500 million aggregate principal amount of 4.40% notes due 2021. Interest on the notes is payable semi-annually. The notes are redeemable in whole or in part at any time, at the company’s option at the specified redemption prices or upon a change of control, as defined in the associated indenture. Net proceeds from this offering were $740.0 million, after deducting debt offering costs, consisting of underwriting commissions and offering expenses of $6.3 million, which were capitalized and recorded to other assets, and a debt issuance discount of $3.7 million, which was recorded to long-term debt. The debt offering costs have been allocated proportionately to each tranche of the notes and will be amortized over their respective terms. The debt issuance discount will be amortized over the terms of the respective notes. Net proceeds from the issuance of the notes were used to fund an accelerated share repurchase (“ASR”) transaction.

In connection with the offering of the notes, on December 15, 2010, the company entered into an ASR agreement with a bank to repurchase $750 million of the company’s outstanding common stock. The company received 8.1 million shares upon initial settlement under the ASR transaction. The initial settlement is subject to an adjustment related to a forward purchase contract based on the volume-weighted average share price of the company’s common stock during a predetermined period of less than one year, less a discount. The fair value of the forward purchase contract of $10.2 million was recorded to capital in excess of par value. Upon final settlement of the forward purchase contract, the company will either receive a settlement amount of additional shares of its common stock or be required to remit a settlement amount, payable, at the company’s option, in cash or common stock. The payment to the bank was recorded as a decrease to shareholders’ investment, consisting of decreases of $2.0 million in common stock, $10.2 million in capital in excess of par value, and $737.8 million in retained earnings.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The company also maintains a $400 million committed syndicated bank credit facility that expires in June 2012. The credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The facility includes pricing based on the company’s long-term credit rating and includes a financial covenant that limits the amount of total debt to total capitalization. There were commercial paper borrowings of $80.5 million at December 31, 2010 and no commercial paper borrowings at December 31, 2009.

10. Commitments and Contingencies

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

Product Liability Matters

As of February 17, 2011, approximately 1,840 federal and 1,625 state lawsuits involving individual claims by approximately 3,580 plaintiffs, as well as two putative class actions in the United States and four putative class actions in various Canadian provinces, have been filed or asserted against the company with respect to its Composix® Kugel® and certain other hernia repair implant products (collectively, the “Hernia Product Claims”). One of the U.S. class action lawsuits consolidates ten previously-filed U.S. class action lawsuits. The putative class actions, none of which has been certified, seek (i) medical monitoring, (ii) compensatory damages, (iii) punitive damages, (iv) a judicial finding of defect and causation and/or (v) attorneys’ fees. Approximately 1,600 of the state lawsuits, involving individual claims by a substantially equivalent number of plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions. The Hernia Product Claims also generally seek damages for personal injury resulting from use of the products. The company voluntarily recalled certain sizes and lots of the Composix® Kugel® products beginning in December 2005.

On June 22, 2007, the Judicial Panel on Multidistrict Litigation transferred Composix® Kugel® lawsuits pending in federal courts nationwide into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island. The MDL court subsequently determined to include other hernia repair products of the company in the MDL proceeding. The first MDL trial was completed in April 2010 and resulted in a judgment for the company based on the jury’s finding that the company was not liable for the plaintiff’s damages. The second MDL trial was completed in August 2010 and

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

resulted in a judgment for the plaintiffs of $1.5 million. The company expects additional trials of Hernia Product Claims to take place over the next 12 months. While the company intends to vigorously defend the Hernia Product Claims, it expects to participate in court-mandated settlement conferences beginning in March 2011 with respect to certain lawsuits pending in the Superior Court of the State of Rhode Island and, where appropriate, may enter into settlement arrangements with respect to certain of these or other claims. The company cannot give any assurances that the resolution of the Hernia Product Claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

As of February 17, 2011, approximately 120 product liability lawsuits have been filed or asserted against the company in various federal and state jurisdictions alleging personal injuries associated with the use of the company’s women’s health products, principally its Avaulta® line of pelvic floor reconstruction products (collectively, the “Women’s Health Product Claims”). The Women’s Health Product Claims generally seek damages for personal injury resulting from use of the products. With respect to certain of these claims, the company believes that one of its suppliers has an obligation to defend and indemnify the company. On October 12, 2010, the Judicial Panel on Multidistrict Litigation transferred the Women’s Health Product Claims involving Avaulta® products pending in federal courts nationwide into an MDL for coordinated pre-trial proceedings in the United States District Court for the Southern District of West Virginia. Approximately 60 of the Women’s Health Product Claims involving Avaulta® products are pending in federal courts and have been or will be transferred to the MDL, with the remainder of the Women’s Health Product Claims in various state or federal courts. While the company intends to vigorously defend the Women’s Health Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

As of February 17, 2011, product liability lawsuits involving individual claims by approximately 30 plaintiffs have been filed or asserted against the company in various federal and state jurisdictions alleging personal injuries associated with the use of the company’s vena cava filter products. In addition, a putative class action lawsuit has been filed against the company in California state court on behalf of plaintiffs who are alleged to have no present injury (all lawsuits, collectively, the “Filter Product Claims”). The putative class action, which has not been certified, seeks: (i) medical monitoring; (ii) punitive damages; (iii) a judicial finding of defect and causation; and/or (iv) attorneys’ fees. While the company intends to vigorously defend the Filter Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

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

The company believes that many settlements and judgments, as well as legal defense costs, relating to product liability matters are or may be covered in whole or in part under its product liability insurance policies with a limited number of insurance carriers. In certain circumstances, insurance carriers reserve their rights with respect to coverage, or contest or deny coverage, as has occurred with respect to certain claims. When this occurs, the company intends to vigorously contest disputes with respect to its insurance coverage and to enforce its rights under the terms of its insurance policies, and accordingly, may record receivables with respect to amounts due under these policies. In connection with the Hernia Products Claims, the company is in dispute with

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

two of its excess insurance carriers relating to an aggregate of $50 million of insurance coverage. Regardless of the outcome of these disputes (including any arbitration proceedings), the company’s insurance coverage with respect to the Hernia Product Claims may be fully depleted in the next 12 months. Amounts recovered under the company’s product liability insurance policies may be less than the stated coverage limits and may not be adequate to cover damages and/or costs relating to claims. In addition, there is no guarantee that insurers will pay claims or that coverage will otherwise be available.

Other Legal Matters

On November 27, 2006, the company received a subpoena issued by the U.S. Department of Health and Human Services, Office of Inspector General, under the authority of the federal healthcare fraud and false claims statutes. The subpoena seeks documents related to the company’s brachytherapy business. The company has responded to the subpoena and is cooperating with the government in this matter. Although the company recently began discussions with federal authorities with respect to a potential resolution of this matter, there can be no assurance that a resolution will be reached or what the terms of any such resolution may be. The company cannot give any assurances that this matter will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

On February 21, 2007, Southeast Missouri Hospital (“Southeast”) filed a putative class action complaint on behalf of itself and all others similarly situated against the company and another manufacturer, Tyco International, Inc., which was subsequently dismissed from the action. The complaint was later amended to add St. Francis Medical Center (“St. Francis”) as an additional named plaintiff. The action was re-named as St. Francis Medical Center, et al. v. C. R. Bard, Inc., et al. (Civil Action No. 1:07-cv-00031, United States District Court, Eastern District of Missouri, Southeastern District) when the court denied Southeast’s motion to serve as a class representative and dismissed Southeast from the lawsuit. In September 2008, the court granted St. Francis’s motion for class certification and determined the measurement period for any potential damages. St. Francis alleges that the company conspired to exclude competitors from the urological catheter market and that the company sought to maintain market share by engaging in conduct in violation of state and federal antitrust laws. St. Francis seeks injunctive relief and presented an expert report that calculates damages of up to approximately $320 million, a figure that the company believes is unsupported by the facts. The company’s expert report establishes that, even assuming a determination adverse to the company, the plaintiffs suffered no damages. In September 2009, the District Court granted the company’s summary judgment motion and dismissed with prejudice all counts in this action. St. Francis appealed the Court’s decision to the Eighth Circuit Court of Appeals. In August 2010, the Eighth Circuit Court of Appeals affirmed the decision of the District Court. In October 2010, the Eighth Circuit Court of Appeals granted St. Francis’s request for a re-hearing of its appeal. The re-hearing is pending. The company intends to defend this matter vigorously. If, however, St. Francis is ultimately successful, any damages awarded under the federal antitrust laws will be subject to statutory trebling and St. Francis’s attorneys would be entitled to an award of reasonable fees and costs. At this time, it is not possible to assess the likelihood of an adverse outcome or determine an estimate, or a range of estimates, of potential damages. The company cannot give any assurances that this matter will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

In December 2007, a U.S. District Court jury in Arizona found that certain of W.L. Gore & Associates Inc.’s (“Gore”) ePTFE vascular grafts and stent-grafts infringe the company’s patent number 6,436,135. The jury upheld the validity of the patent and awarded the company $185 million in past damages. The jury also found that Gore willfully infringed the patent. In a second phase of the trial, the Court ruled that Gore failed to prove

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that the patent is unenforceable due to inequitable conduct. In March 2009, the U.S. District Court doubled the jury award to approximately $371 million for damages through June 2007. The Court also awarded the company attorneys’ fees of $19 million and prejudgment interest of approximately $20 million. In addition, the Court denied Gore’s remaining motions, including its motions for a new trial and to set aside the jury’s verdict. In July 2010, the U.S. District Court awarded the company approximately $109 million in additional damages for the period from July 2007 through March 2009. The Court also assessed a royalty rate of between 12.5% and 20%, depending on the product, that will be used to calculate damages for Gore’s infringing sales from April 2009 through the expiration of the patent. Gore has deposited with the Court an additional approximately $200 million, representing Gore’s calculation of royalties for its infringing sales through December 2010. Gore has appealed this matter to the Court of Appeals for the Federal Circuit. Because the company considers this matter a gain contingency, no amounts have been recorded as of December 31, 2010.

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

Accruals for product liability and other legal matters amounted to $54.4 million and $47.1 million at December 31, 2010 and 2009, respectively. The company also has receivables from insurance companies for unresolved matters amounting to $54.6 million and $33.1 million at December 31, 2010 and 2009, respectively.

The company is committed under noncancelable operating leases involving certain facilities and equipment. The minimum annual rentals under the terms of these leases are as follows: 2011 - $22.3 million; 2012 - $19.4 million; 2013 - $16.3 million; 2014 - $14.7 million; 2015 - $10.6 million and thereafter - $46.0 million. Total rental expense for operating leases approximated $22.8 million in 2010, $22.6 million in 2009 and $21.2 million in 2008.

Effective December 31, 2009, the company entered into a settlement agreement with one of its insurance companies with respect to a previously-denied insurance claim. Pursuant to this agreement, the company secured a specified coverage commitment for the Hernia Product Claims. As a result, the company recorded a charge of $25.0 million ($24.5 million after tax) to other (income) expense, net, for the write-off of a related insurance receivable.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 30, 2009, the company reached a settlement with an insurance company related to a legal action settled in 2006 entitled Rochester Medical Corporation. Inc. v. C R. Bard Inc., et al. In connection with this settlement, the company recorded to other (income) expense, net, an insurance recovery of $18.0 million ($11.2 million after tax).

11. Share-Based Compensation Plans

The company may grant a variety of share-based payments under the 2003 Long Term Incentive Plan of C. R. Bard, Inc. (the “2003 Plan”) and the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc. (the “Directors’ Plan”) to certain directors, officers and employees. In 2009, the company changed the timing of its annual grant of share-based compensation from July to December. The total number of remaining shares at December 31, 2010 that may be issued under the 2003 Plan was 4,607,991 and under the Directors’ Plan was 57,166. Shares remaining for issuance under the 2003 Plan include 3,150,000 shares authorized by the shareholders at the company’s Annual Meeting of Shareholders on April 21, 2010. Awards under the 2003 Plan may be in the form of stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, unrestricted stock and other stock-based awards. Awards under the Directors’ Plan may be in the form of stock awards, stock options or stock appreciation rights. The company has two employee stock purchase programs.

Amounts recognized for share-based compensation for the following years ended December 31 are:

	2010	2009	2008
(dollars in millions)
Total cost of share-based compensation plans	$58.1	$52.3	$53.3
Amounts capitalized in inventory and fixed assets	(1.5)	(1.6)	(1.9)
Amounts charged against income for amounts previously capitalized in inventory and fixed assets	1.6	1.7	1.7

Amounts charged against income	$58.2	$52.4	$53.1

Amount of related income tax benefit recognized in income	$21.4	$18.2	$18.1

As of December 31, 2010, there were $97.2 million of unrecognized compensation expenses related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately three years. The company repurchases shares from time-to-time on the open market to satisfy share-based payment arrangements. The company has sufficient treasury shares to satisfy expected share-based payment arrangements in 2011.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options - The company grants stock options to certain employees and may grant stock options to directors with exercise prices equal to the average of the high and low prices of the company’s common stock on the date of grant. These stock option awards generally have requisite service periods between four and five years, and ten-year contractual terms. Certain stock option awards provide for accelerated vesting after a minimum of two years if certain performance conditions are met. Summarized information regarding total stock option activity and amounts for the year ended December 31, 2010 is as follows:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding - January 1	7,514,670	$67.96
Granted	1,182,313	85.97
Exercised	(647,656)	52.95
Canceled/forfeited	(106,034)	84.69

Outstanding - December 31	7,943,293	$71.64	6.3	$160.0

Exercisable	5,751,727	$66.87	5.1	$143.3

The company uses a binomial-lattice option valuation model to estimate the fair value of stock options. The assumptions used to estimate the fair value of the company’s stock option grants for the following years ended December 31 are:

	2010	2009	2008
Dividend yield	0.9%	0.9%	0.7%
Risk-free interest rate	1.29%	1.72%	3.28%
Expected option life in years	7.2	7.1	7.5
Expected volatility	23%	24%	26%
Option fair value	$21.34	$22.64	$29.58

Compensation expense related to stock options was $22.1 million, $23.3 million and $26.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. At December 31, 2010, there were $30.2 million of total unrecognized compensation costs related to nonvested stock options. These costs are expected to be recognized over a weighted-average period of approximately two years. During the years ended December 31, 2010, 2009 and 2008, 1,105,398, 1,166,246 and 676,343 options, respectively, vested with a weighted-average fair value of $29.40, $25.68 and $22.89, respectively. The total intrinsic value of stock options exercised during 2010, 2009 and 2008 was $21.3 million, $23.2 million and $72.0 million, respectively.

Cash received from stock option exercises for the years ended December 31, 2010, 2009 and 2008 was $34.3 million, $23.3 million and $49.8 million, respectively. The actual tax benefit realized for the tax deductions from option exercises was $7.1 million for each of the years ended December 31, 2010 and 2009, respectively, and $24.5 million for the year ended December 31, 2008.

Restricted Stock—Restricted stock awards entitle employees to voting and dividend rights. Certain restricted stock awards have performance features. Restricted stock grants have requisite service periods of between four to seven years. Compensation expense related to restricted stock was $21.5 million, $13.6 million and $12.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. At December 31, 2010, there were $41.7 million of total unrecognized compensation costs related to nonvested restricted stock awards. These costs are

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expected to be recognized over a weighted-average period of approximately three years. The activity in the nonvested restricted stock awards for the year ended December 31, 2010 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding - January 1	862,139	$81.92
Granted	297,112	85.91
Vested	(116,498)	69.49
Forfeited	(9,485)	80.94

Outstanding - December 31	1,033,268	$84.48

Restricted Stock Units—Restricted stock units have requisite service periods of between four and seven years. No voting or dividend rights are associated with these grants until the underlying shares are issued upon vesting. Compensation expense related to these awards was $4.8 million, $4.9 million and $3.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. At December 31, 2010, there were $19.9 million of total unrecognized compensation costs related to nonvested restricted stock unit awards. These costs are expected to be recognized over a weighted-average period of approximately four years. The activity in the nonvested restricted stock unit awards for the year ended December 31, 2010 is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding - January 1	574,018	$71.69
Granted	162,140	80.52
Vested	(101,416)	45.66
Forfeited	(75,235)	76.71

Outstanding - December 31	559,507	$78.29

Other Stock-Based Awards—The company grants stock awards to directors. Shares are generally distributed to a director in his or her year of election and vest on a pro rata basis in each year of his or her term, although additional awards may be granted with other terms. The fair value of these awards is charged to compensation expense over the directors’ terms. Restrictions limit the sale or transfer of these awards until the awarded stock vests and until an additional two-year period lapses. There are voting and dividend rights associated with these awards. Compensation expense related to these stock awards was $1.2 million, $0.8 million and $0.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. At December 31, 2010, there were $0.5 million of total unrecognized compensation costs related to nonvested other stock-based awards. These costs are expected to be recognized over a weighted-average period of approximately two years. At December 31, 2010 and 2009, nonvested other stock-based awards of 19,600 and 15,200 shares, respectively, were outstanding.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management Stock Purchase Program—The company maintains a management stock purchase program under the 2003 Plan (together with a predecessor stock purchase plan, the “MSPP”). Under the MSPP, employees at a specified level may purchase, with their eligible annual bonus, common stock units at a 30% discount from the lower of the price of the common stock on July 1 of the previous year or on the date of purchase, which occurs on the date bonuses are approved by the Board of Directors. Employees make an election on or before June 30 of the previous year as to the percentage of their eligible annual bonus that will be used to purchase common stock units under the MSPP. The company’s predecessor plan provided for the purchase of shares of the company’s common stock. Employees are required to allocate at least 25% of their eligible annual bonuses to purchase common stock units under the MSPP to the extent they have not satisfied certain stock ownership guidelines. MSPP shares or units are restricted from sale or transfer for four years from the purchase date. Only shares or units corresponding to the 30% discount are forfeited if the employee’s employment terminates prior to the end of the four-year vesting period. Dividends or dividend-equivalents are paid on MSPP shares or units, and the participant has the right to vote all MSPP shares. The activity in the MSPP for the year ended December 31, 2010 is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding - January 1	194,162	$49.84
Purchased	64,656	28.20
Vested	(34,439)	68.21
Forfeited	(5,056)	38.77

Outstanding - December 31	219,323	$40.83

The company uses the Black-Scholes model, as a result of the option-like features of the MSPP, to estimate the expense associated with anticipated MSPP purchases. Compensation expense is recognized over a period that will end four years after purchase. The assumptions used for the following years ended December 31 are:

	2010	2009	2008
Dividend yield	0.9%	0.8%	0.7%
Risk-free interest rate	0.22%	0.35%	2.21%
Expected life in years	0.6	0.6	0.6
Expected volatility	20%	27%	24%
Fair value	$27.42	$28.20	$32.53

Compensation expense related to this program was $6.5 million, $7.3 million and $7.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. At December 31, 2010, there were $4.9 million of total unrecognized compensation costs related to nonvested MSPP shares and units. These costs are expected to be recognized over a weighted-average period of approximately two years.

Employee Stock Purchase Plan—Under the 1998 Employee Stock Purchase Plan of C. R. Bard, Inc. (“ESPP”), domestic employees and certain foreign employees can purchase Bard stock at a 15% discount to the lesser of the market price on the beginning or ending date of the six-month periods ending June 30 and December 31 of each year. Participants may elect to make after tax payroll deductions of 1% to 10% of compensation as defined by the plan up to a maximum of $25,000 per year. The ESPP is intended to meet the requirements of Section 423 of the Internal Revenue Code of 1986, as amended. At December 31, 2010, 181,870 shares were available for purchase under the ESPP. Employee payroll deductions are for six-month periods beginning each January 1 and July 1. Shares of the company’s common stock are purchased on June 30 or December 31 or the following business day, unless either the purchase of such shares was delayed at the election of the participant or the participant’s employment was terminated. Purchased shares are restricted for sale or

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transfer for a six-month period. All participant funds received prior to the ESPP purchase dates are held as company liabilities without interest or other increment. No dividends are paid on employee contributions until shares are purchased.

The company values the ESPP purchases utilizing the Black-Scholes model. The weighted average assumptions used for the following years ended December 31 are:

	2010	2009	2008
Dividend yield	0.9%	0.8%	0.7%
Risk-free interest rate	0.20%	0.30%	2.85%
Expected life in years	0.5	0.5	0.5
Expected volatility	20%	32%	23%
Fair value	$15.70	$18.74	$19.41

Compensation expense related to this plan was $2.1 million, $2.5 million and $2.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. For the years ended December 31, 2010 and 2009, employees purchased 146,551 and 147,683 shares, respectively.

12. Pension and Other Postretirement Benefit Plans

Defined Benefit Pension Plans

The company has both tax-qualified and nonqualified, noncontributory defined benefit pension plans that together cover substantially all domestic and certain foreign employees. These plans provide benefits based upon a participant’s compensation and years of service. The nonqualified plans are made up of the following arrangements: a nonqualified supplemental deferred compensation arrangement and a nonqualified excess pension deferred compensation arrangement (together, “the nonqualified plans”). The nonqualified supplemental deferred compensation arrangement provides supplemental income to key executives of the company. The benefit is determined by the accumulation of an account balance that results from a percentage of pay credit and interest. No deferrals of pay are required from participants. The balance is paid to a participant after retirement over a 15-year period. The nonqualified excess pension deferred compensation arrangement provides benefits to key employees that cannot be provided by the qualified plan due to IRS limitations.

The company amended its domestic tax qualified pension plan to provide that new hires, effective January 1, 2011 or later, will no longer be eligible to participate in the company’s defined benefit plan. The company also amended its domestic defined contribution plan to provide for a new annual retirement contribution by the company for new hires beginning January 1, 2011. These amendments are not expected to have a material impact on the net pension cost of the company.

The company amended certain of its foreign tax qualified pension plans to provide that new hires, as of October 1, 2009 or later, will no longer be eligible to participate in the company’s defined benefit plan. The company established a defined contribution plan for new hires beginning October 1, 2009. This amendment did not have a material impact on the net pension cost of the company.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2008, the company adopted FASB guidance to measure plan assets and benefit obligations as of the date of the company’s year-end. The impact of this measurement date change reduced retained earnings by $3.0 million and increased accumulated other comprehensive (loss) income by $0.6 million at December 31, 2008.

The change in benefit obligation, change in fair value of plan assets and funded status for the plans are as follows:

	2010	2009
(dollars in millions)
Benefit obligation - beginning	$348.6	$284.1
Service cost	25.2	20.6
Interest cost	18.9	17.4
Actuarial loss	11.5	39.8
Benefits paid	(20.9)	(17.5)
Currency/other	(6.3)	4.2

Benefit obligation - ending	$377.0	$348.6

Fair value of plan assets - beginning	$239.1	$181.0
Actual return on plan assets	32.3	44.5
Company contributions	33.4	26.7
Benefits paid	(20.9)	(17.5)
Currency/other	(2.3)	4.4

Fair value of plan assets - ending	$281.6	$239.1

Funded status of the plans, December 31	$(95.4)	$(109.5)

Foreign benefit plan assets at fair value included in the preceding table were $56.8 million and $51.5 million at December 31, 2010 and 2009, respectively. The foreign pension plan benefit obligations included in this table were $59.2 million and $58.9 million at December 31, 2010 and 2009, respectively. The benefit obligation for nonqualified plans also included in this table were $55.6 million and $51.9 million at December 31, 2010 and 2009, respectively. The nonqualified plans are generally not funded.

At December 31, 2010 and 2009, the accumulated benefit obligation for all pension plans was $326.5 million and $297.4 million, respectively. At December 31, 2010 and 2009, the accumulated benefit obligation for foreign pension plans was $47.9 million and $47.6 million, respectively. The accumulated benefit obligation for the nonqualified plans was $50.9 million and $47.4 million at December 31, 2010 and 2009, respectively.

For pension plans with benefit obligations in excess of plan assets at December 31, 2010 and 2009, the fair value of plan assets was $281.6 million and $239.1 million, respectively, and the benefit obligation was $377.0 million and $348.6 million, respectively. For pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2010 and 2009, the fair value of plan assets was $224.9 million and $187.5 million, respectively, and the accumulated benefit obligation was $278.6 million and $249.9 million, respectively.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recognized in accumulated other comprehensive loss at December 31 consisted of:

	2010	2009
(dollars in millions)
Net loss	$132.3	$139.0
Prior service (credit) cost	(2.7)	0.1

Before tax amount	$129.6	$139.1

After tax amount	$83.1	$89.1

The change in net loss in the above table included net gains of $2.6 million and net losses of $16.7 million ($1.9 million and $11.5 million after tax) arising during the years ended December 31, 2010 and 2009, respectively.

Amounts recognized in the consolidated balance sheets at December 31 consisted of:

	2010	2009
(dollars in millions)
Accrued compensation and benefits	$(3.0)	$(2.8)
Other long-term liabilities	(92.4)	(106.7)

Net amount recognized	$(95.4)	$(109.5)

The estimated net actuarial loss for pension benefits that will be amortized from accumulated other comprehensive loss into net pension cost over the next fiscal year is expected to be $7.8 million.

The components of net periodic benefit cost for the following years ended December 31 are:

	2010	2009	2008
(dollars in millions)
Service cost, net of employee contributions	$24.6	$19.9	$18.5
Interest cost	18.9	17.4	17.3
Expected return on plan assets	(22.0)	(20.4)	(19.6)
Amortization of net loss	6.9	3.1	3.8
Amortization of prior service cost	—	0.1	0.1

Net periodic pension cost	$28.4	$20.1	$20.1

The net pension cost attributable to foreign plans included in the above table were $3.9 million, $1.2 million and $2.8 million in 2010, 2009 and 2008, respectively.

The weighted average assumptions used in determining pension plan information for the following years ended December 31 are:

	2010	2009	2008

Net Cost
Discount rate	5.62%	6.32%	6.16%
Expected return on plan assets	8.15%	8.10%	8.16%
Rate of compensation increase	4.35%	4.27%	4.33%

Benefit Obligation
Discount rate	5.15%	5.62%	6.32%
Rate of compensation increase	4.34%	4.35%	4.27%

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

Plan Assets - Plan assets consist of a diversified portfolio of equity securities, fixed income securities and cash equivalents. The company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by exceeding the interest growth in plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. This consideration involves the use of long-term measures that address both return and risk and are not impacted significantly by short-term fluctuations. Equity investments include a diversified mix of growth, value and small and large capitalization securities. Investment risks and returns are measured and monitored on an ongoing basis through quarterly investment portfolio reviews.

The weighted average target asset allocations for the plans at December 31, are as follows:

	Target Allocation
	2010	2009
Asset Categories
Equity securities	60.9%	60.8%
Fixed income securities	33.5%	33.4%
Cash equivalents	5.6%	5.8%

Total	100.0%	100.0%

Due to short-term fluctuations in asset performance, allocation percentages may temporarily deviate from these target allocation percentages before a rebalancing occurs. Cash equivalents are targeted at five percent of plan assets and are used to satisfy benefit disbursement requirements and will vary throughout the year.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes fair value measurements of plan assets at December 31:

	Quoted prices in active markets for identical assets (Level 1)		Significant other observable inputs (Level 2)		Total(B)
	2010	2009	2010	2009	2010	2009
(dollars in millions)
Cash equivalents	$—	$—	$7.1	$4.0	$7.1	$4.0
Equity securities:
U.S. large-cap	—	—	73.3	62.3	73.3	62.3
U.S. mid-cap	26.7	20.5	—	—	26.7	20.5
U.S. small-cap	31.0	23.8	—	—	31.0	23.8
Foreign	21.4	17.1	28.6	27.2	50.0	44.3
Fixed income securities:
Diversified bond fund(A)	—	—	75.5	60.3	75.5	60.3
Mortgage-backed securities	—	—	—	5.7	—	5.7
Foreign government bonds	—	—	6.7	6.9	6.7	6.9
Foreign corporate notes and bonds	—	—	6.7	6.7	6.7	6.7
Guaranteed insurance contracts	—	—	4.6	4.6	4.6	4.6

Total plan assets	$79.1	$61.4	$202.5	$177.7	$281.6	$239.1

(A)	Diversified bond fund consists of U.S. Treasury bonds, mortgage backed securities, and corporate bonds.
(B)	There were no assets categorized as Level 3 at December 31, 2010 and 2009, respectively.

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

Funding Policy and Expected Contributions - The company’s objective in funding its domestic tax-qualified plan is to accumulate funds sufficient to provide for all benefits and to satisfy the minimum contribution requirements of ERISA. Outside the United States, the company’s objective is to fund the international retirement costs over time within the limits of minimum requirements and allowable tax deductions. The company’s annual funding decisions also consider the relationship between the returns on each asset compared to the plan’s corresponding expense and consider the relationship between each tax-qualified plan’s benefit obligation and its corresponding funded status. The company expects to make discretionary contributions of approximately $30 million to its qualified plans in 2011.

The total expected benefit payments are as follows:

(dollars in millions)
2011	$23.8
2012	23.6
2013	26.3
2014	27.9
2015	37.1
2016 through 2020	165.0

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Defined Contribution Retirement Plans

All domestic employees of the company not covered by a collective bargaining agreement who have been scheduled for 1,000 hours of service are eligible to participate in the company’s defined contribution plan. The amounts charged to income for this plan were $9.5 million, $9.3 million and $8.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. Outside the United States, the company maintains defined contribution plans along with small pension arrangements that are typically funded with insurance products. These arrangements had a total expense of $1.9 million, $1.8 million and $1.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. In addition, the company maintains a long-term deferred compensation arrangement for directors that allows deferral of the annual retainer and meeting fees at the director’s election. The company annually accrues for long-term compensation, which is paid out upon the director’s retirement from the board. The total 2010 expense for these arrangements was not material.

Other Postretirement Benefit Plan

The company does not provide subsidized postretirement healthcare benefits and life insurance coverage except for a limited number of former employees. As this plan is unfunded, contributions are made as benefits are incurred.

The change in the benefit obligation is as follows:

	2010	2009
(dollars in millions)
Benefit obligation at January 1	$9.5	$10.1
Interest cost	0.5	0.6
Participant contributions	0.1	0.1
Actuarial loss (gain)	0.2	(0.4)
Benefits paid	(0.9)	(0.9)

Benefit obligation at December 31	$9.4	$9.5

Amounts recognized in accumulated other comprehensive loss are $3.4 million ($2.1 million after tax) in each of the years ended December 31, 2010 and 2009.

The estimated net actuarial loss for other postretirement benefits that will be amortized from accumulated other comprehensive loss into net benefit cost over the next fiscal year is expected to be $0.2 million.

The net periodic benefit cost was $0.7 million, $0.8 million and $0.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Other (Income) Expense, Net

The components of other (income) expense, net for the following years ended December 31 are:

	2010	2009	2008
(dollars in millions)
Interest income	$(3.7)	$(3.6)	$(16.5)
Foreign exchange (gains) losses	(0.7)	(1.5)	7.1
Restructuring	16.7	15.4	—
Asset dispositions	—	7.2	36.8
Insurance settlements, net	—	7.0	—
Acquisition related items	9.3	3.2	—
Other, net	3.0	2.8	2.0

Total other (income) expense, net	$24.6	$30.5	$29.4

Interest income - In 2010, interest income was $3.7 million compared to $3.6 million and $16.5 million in 2009 and 2008, respectively. The decrease in 2009 was primarily due to lower global interest rates.

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

Acquisition related items - The amounts consist of acquisition related integration costs. See Note 2 to the notes of the consolidated financial statements.

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

(dollars in millions)	2010	2009	2008
Net sales
United States	$1,889.0	$1,759.2	$1,661.3
Europe	474.8	471.7	502.2
Japan	131.9	126.5	121.7
Other	224.5	177.5	166.9

	$2,720.2	$2,534.9	$2,452.1

Long-lived assets
United States	$362.0	$339.7	$348.1
Europe	43.1	55.4	54.8
Other	11.0	8.8	8.0

	$416.1	$403.9	$410.9

Total net sales by disease state for the following years ended December 31 are:

	2010	2009	2008
(dollars in millions)
Vascular	$755.9	$681.5	$643.1
Urology	718.1	700.3	708.5
Oncology	724.8	678.7	646.6
Surgical Specialties	434.6	387.8	368.2
Other	86.8	86.6	85.7

	$2,720.2	$2,534.9	$2,452.1

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Unaudited Interim Financial Information

2010	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
(dollars in millions except per share amounts)
Net sales	$650.8	$673.9	$678.4	$717.1	$2,720.2
Cost of goods sold	252.7	251.7	251.9	263.7	1,020.0
Income from operations before income taxes	175.0	182.7	183.2	176.8	717.7
Net income attributable to common shareholders	120.9	124.6	127.5	136.2	509.2
Basic earnings per share available to common shareholders	1.25	1.31	1.35	1.48	5.39
Diluted earnings per share available to common shareholders(A)	1.24	1.29	1.34	1.47	5.32

(A)	Total per share amounts may not add due to rounding.

For the second quarter 2010, marketing, selling and administrative expenses included acquisition related items consisting of transaction costs (primarily legal and valuation costs) of $2.5 million and bad debt expense of $3.8 million related to the write-down of accounts receivable in Greece. These items decreased net income attributable to common shareholders by $6.3 million after tax, or $0.07 diluted earnings per share available to common shareholders.

For the third quarter 2010, other (income) expense, net, included acquisition related items consisting of integration costs of $7.7 million. The income tax provision increased $1.4 million resulting from the net effect of a charge for a cash repatriation, partially offset by the remeasurement of certain tax positions. These items decreased net income attributable to common shareholders by $6.1 million after tax, or $0.06 diluted earnings per share available to common shareholders.

For the fourth quarter 2010, other (income) expense, net, included a restructuring charge of $16.7 million. The income tax provision decreased $6.2 million resulting from reductions of certain tax positions. These items decreased net income attributable to common shareholders by $5.2 million after tax or $0.06 diluted earnings per share available to common shareholders.

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

For the first quarter 2009, other (income) expense, net, included a restructuring charge of $9.8 million. This item decreased net income attributable to common shareholders by $6.5 million, or $0.07 diluted earnings per share available to common shareholders.

For the second quarter 2009, research and development expense included an acquisition related item consisting of a purchased R&D charge of $2.3 million. In addition, other (income) expense, net, included a non-cash charge of $4.5 million for an asset write-off and a restructuring charge of $5.6 million. These items decreased net income attributable to common shareholders by $10.5 million, or $0.10 diluted earnings per share available to common shareholders.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the fourth quarter 2009, research and development expense included an acquisition related item consisting of a purchased R&D charge of $13.4 million. In addition, other (income) expense, net, included insurance settlements, net, of $7.0 million, an acquisition related item consisting of contract termination costs of $3.2 million, and an asset disposition of $2.7 million. The income tax provision increased $2.1 million resulting from a tax assessment that related to prior periods. These items decreased net income attributable to common shareholders by $29.7 million, or $0.30 diluted earnings per share available to common shareholders.

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

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of December 31, 2010. Based upon that evaluation, as of December 31, 2010, the company’s Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) provide reasonable assurance that the disclosure controls and procedures are effective as of December 31, 2010 to accomplish their objectives. There have been no changes in internal control over financial reporting for the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting is included in Item 8 and is incorporated herein by reference.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to Directors of the company is incorporated herein by reference to the material contained under the heading “Proposal No. 1 — Election of Directors” in the company’s definitive Proxy Statement for its 2011 annual meeting of shareholders (the “2011 Proxy Statement”).

Information with respect to Executive Officers of the company begins on page I-14 of this filing and is incorporated by reference into this Item.

The information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the company’s 2011 Proxy Statement is incorporated herein by reference.

The information contained under the caption “Corporate Governance — The Board of Directors and Committees of the Board” in the company’s 2011 Proxy Statement is incorporated herein by reference.

Code of Ethics

The company has adopted, and has posted on its website at www.crbard.com, a Code of Ethics for Senior Financial Officers that applies to the company’s chief executive officer, chief financial officer and controller. To the extent required, the company intends to disclose any amendments to, or waivers from, the Code of Ethics on its website.

Item 11. Executive Compensation

The information contained under the captions “Executive Officer Compensation,” “Director Compensation,” “Corporate Governance — The Board of Directors and Committees of the Board — Compensation Committee — Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the company’s 2011 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the captions “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and “Equity Compensation Plan Information” in the company’s 2011 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under the captions “Related Person Transactions” and “Corporate Governance — Director Independence” in the company’s 2011 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information contained under the caption “Proposal No. 2 — Ratification of the Appointment of KPMG LLP as Independent Registered Public Accounting Firm” in the company’s 2011 Proxy Statement is incorporated herein by reference.

III-1

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)

l. Financial Statements. See Index to Consolidated Financial Statements at Item 8, page II-19 of this report.

2. Financial Statement Schedules.

Schedule II. Valuation and Qualifying Accounts for the years ended December 31, 2010, 2009 and 2008.

(dollars in millions)	Balance Beginning of Year	Charges to Costs and Expenses	Deductions(1)	Balance End of Year
Year Ended December 31, 2010
Allowance for inventory obsolescence	$26.4	$17.9	$(17.8)	$26.5
Allowance for doubtful accounts	9.7	4.0	(3.2)	10.5

Totals	$36.1	$21.9	$(21.0)	$37.0

	Balance Beginning of Year	Charges to Costs and Expenses	Deductions(1)	Balance End of Year
Year Ended December 31, 2009
Allowance for inventory obsolescence	$22.7	$16.1	$(12.4)	$26.4
Allowance for doubtful accounts	10.4	1.3	(2.0)	9.7

Totals	$33.1	$17.4	$(14.4)	$36.1

	Balance Beginning of Year	Charges to Costs and Expenses	Deductions(1)	Balance End of Year
Year Ended December 31, 2008
Allowance for inventory obsolescence	$23.0	$12.5	$(12.8)	$22.7
Allowance for doubtful accounts	15.6	1.0	(6.2)	10.4

Totals	$38.6	$13.5	$(19.0)	$33.1

(1)	Includes writeoffs and the impact of foreign currency exchange rates.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and should not be relied upon for that purpose. In particular, any representations and warranties made by the company in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Number
3b	Registrant’s Bylaws amended as of December 10, 2004, filed as Exhibit 3b to the company’s December 31, 2004 Annual Report on Form 10-K, is incorporated herein by reference.

3c	Registrant’s Restated Certificate of Incorporation, as amended, as of June 11, 2008, filed as Exhibit 3c to the company’s June 16, 2008 Form 8-K, is incorporated herein by reference.

4b	Form of Indenture, dated as of December 1, 1996 between C. R. Bard, Inc. and The Chase Manhattan Bank, N.A., as trustee, filed as Exhibit 4.1 to the company’s Registration Statement on Form S-3, File No. 333-05997, is incorporated herein by reference.

4c	Indenture, dated December 20, 2010, between C. R. Bard, Inc. and Wells Fargo Bank, National Association, as Trustee filed as Exhibit 4.1 to the company’s December 20, 2010 Form 8-K, is incorporated herein by reference.

4d	First Supplemental Indenture, dated December 20, 2010, between C. R. Bard, Inc. and Wells Fargo Bank, National Association, as Trustee filed as Exhibit 4.2 to the company’s December 20, 2010 Form 8-K, is incorporated herein by reference.

4e	Form of 2.875% Notes due 2016, filed as Exhibit 4.3 to the company’s December 20, 2010 Form 8-K (included as Exhibit A in Exhibit 4.2 to the company’s December 20, 2010 Form 8-K), is incorporated herein by reference.

4f	Form of 4.400% Notes due 2021, filed as Exhibit 4.4 to the company’s December 20, 2010 Form 8-K (included as Exhibit B in Exhibit 4.2 to the company’s December 20, 2010 Form 8-K), is incorporated herein by reference.

10f*	C. R. Bard, Inc. Agreement and Plans Trust amended and restated as of September 29, 2004, filed as Exhibit 10f to the company’s December 31, 2004 Annual Report on Form 10-K, is incorporated herein by reference.

10l*	C. R. Bard, Inc. Supplemental Executive Retirement Plan, as of July 13, 1988, filed as Exhibit 10p to the company’s December 31, 1993 Annual Report on Form 10-K, is incorporated herein by reference.

10q*	1993 Long Term Incentive Plan of C. R. Bard, Inc., as amended effective October 9, 2002, filed as Exhibit 10q to the company’s September 30, 2002 Form 10-Q, is incorporated herein by reference.

10z*	C. R. Bard, Inc. Management Stock Purchase Plan, amended and restated as of July 10, 2002, filed as Exhibit 10z to the company’s December 31, 2002 Annual Report on Form 10-K, is incorporated herein by reference.

10at*	Letter agreement entered into by the company with John H. Weiland dated December 12, 1995, filed as Exhibit 10at to the company’s December 31, 2004 Annual Report on Form 10-K, is incorporated herein by reference.

10ba*	Form of Stock Option Agreement under the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc., filed as Exhibit 10ba to the company’s June 30, 2005 Form 10-Q, is incorporated herein by reference.

Number

10bb*	Stock Equivalent Plan for Outside Directors of C. R. Bard, Inc. (as Amended and Restated), effective as of June 8, 2005, filed as Exhibit 10bb to the company’s June 30, 2005 Form 10-Q, is incorporated herein by reference.

10bd*	Form of Restricted Stock Award Agreement under the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc., filed as Exhibit 10bd to the company’s September 30, 2005 Form 10-Q, is incorporated herein by reference.

10be*	Form of Supplemental Insurance/Retirement Plan Agreement (as Amended and Restated) between the company and its executive officers, including each of its named executive officers, filed as Exhibit 10be to the company’s September 30, 2005 Form 10-Q, is incorporated herein by reference.

10bf*	Form of Amended and Restated Change of Control Agreement between the company and its executive officers, including each of its named executive officers, filed as Exhibit 10bf to the company’s September 30, 2005 Form 10-Q, is incorporated herein by reference.

10bj*	2005 Directors’ Stock Award Plan of C. R. Bard, Inc. (as Amended and Restated), filed as Exhibit 10bj to the company’s March 31, 2006 Form 10-Q, is incorporated herein by reference.

10bk*	1998 Employee Stock Purchase Plan of C. R. Bard, Inc. (as Amended and Restated), filed as Exhibit 10bk to the company’s March 31, 2006 Form 10-Q, is incorporated herein by reference.

10bn	Amended and Restated Credit Agreement, dated as of June 28, 2007, among C. R. Bard, Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC (as Joint Lead Arrangers and Joint Bookrunners), JPMorgan Chase Bank, N.A. (as Administrative Agent), Bank of America, N.A. (as Syndication Agent) and Barclays Bank PLC, UBS Loan Finance LLC and Wachovia Bank, N.A. (each as Documentation Agents), filed as Exhibit 10bn to the company’s July 3, 2007 Form 8-K, is incorporated herein by reference.

10bp*	Management Stock Purchase Program Elective and Premium Share Units Terms and Conditions (as Amended and Restated), under the company’s 2003 Long Term Incentive Plan, filed as Exhibit 10bp to the company’s December 31, 2007 Annual Report on Form 10-K, is incorporated herein by reference.

10bq*	Form of Deferred Compensation Contract, Deferral of Directors’ Fees of C. R. Bard, Inc. (as Amended and Restated) filed as Exhibit 10bq of the company’s December 31, 2007 Annual Report on Form 10-K, is incorporated herein by reference.

10bt*	Form of Aircraft Time Sharing Agreement between the company and certain of its named executive officers, filed as Exhibit 10bt to the company’s September 30, 2008 Form 10-Q, is incorporated herein by reference.

10bu*	Executive Bonus Plan of C. R. Bard, Inc., effective as of January 1, 2009, filed as Exhibit 10bu to the company’s December 31, 2008 Annual Report on Form 10-K, is incorporated herein by reference.

10bv*	2003 Long Term Incentive Plan of C. R. Bard, Inc. (as Amended and Restated), filed as Exhibit 10bw to the company’s April 21, 2010 Form 8-K, is incorporated herein by reference.

10bw*	2005 Directors’ Stock Award Plan of C. R. Bard, Inc. (as Amended and Restated) (effective as of December 8, 2010).**

10bx*	Executive Choice Plan of C. R. Bard, Inc.**

10by*	Form of Stock Option Award Certificate and Form of Stock Option Terms and Conditions under the Company’s 2003 Long Term Incentive Plan.**

Number

10bz*	Form of Restricted Stock Award Certificate and Form of Restricted Stock/Restricted Stock Units Terms and Conditions under the Company’s 2003 Long Term Incentive Plan.**

10ca*	Form of Change of Control Agreement between the company and certain of its officers.**

10cb	Master confirmation agreement with Goldman, Sachs & Co., dated as of December 15, 2010, between Goldman, Sachs & Co. and C. R. Bard, Inc.***

10cc	Supplemental confirmation agreement, dated as of December 15, 2010, between Goldman, Sachs & Co. and C. R. Bard, Inc.***

12.1	Computation of Ratio of Earnings to Fixed Charges**

21	Subsidiaries of the Registrant**

23.1	Consent of Independent Registered Public Accounting Firm**

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer**

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer**

32.1	Section 1350 Certification of Chief Executive Officer**

32.2	Section 1350 Certification of Chief Financial Officer**

99	Form of indemnity agreement between the company and each of its directors and officers, filed as Exhibit 99 to the company’s December 31, 1993 Annual Report on Form 10-K, is incorporated herein by reference.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Each of these exhibits listed under the number 10 constitutes a management contract or a compensatory plan or arrangement.

**	Filed herewith.

***	Filed herewith. An application for confidential treatment for selected portions of these agreements has been filed with the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C. R. BARD, INC. (Registrant)

Date: February 24, 2011	By:	/S/ TODD C. SCHERMERHORN
Todd C. Schermerhorn
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ TIMOTHY M. RING Timothy M. Ring	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2011

/S/ JOHN H. WEILAND John H. Weiland	President and Chief Operating Officer and Director	February 24, 2011

/S/ TODD C. SCHERMERHORN Todd C. Schermerhorn	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2011

/S/ FRANK LUPISELLA JR. Frank Lupisella Jr.	Vice President and Controller (Principal Accounting Officer)	February 24, 2011

/S/ DAVID M. BARRETT David M. Barrett	Director	February 24, 2011

/S/ MARC C. BRESLAWSKY Marc C. Breslawsky	Director	February 24, 2011

/S/ T. KEVIN DUNNIGAN T. Kevin Dunnigan	Director	February 24, 2011

/S/ HERBERT L. HENKEL Herbert L. Henkel	Director	February 24, 2011

/S/ JOHN C. KELLY John C. Kelly	Director	February 24, 2011

/S/ THEODORE E. MARTIN Theodore E. Martin	Director	February 24, 2011

/S/ GAIL K. NAUGHTON Gail K. Naughton	Director	February 24, 2011

/S/ TOMMY G. THOMPSON Tommy G. Thompson	Director	February 24, 2011

/S/ ANTHONY WELTERS Anthony Welters	Director	February 24, 2011

/S/ TONY L. WHITE Tony L. White	Director	February 24, 2011