Form 10-Q
period 2011-03-31
BARD C R INC /NJ/
filed 2011-04-25
CIK 9892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2011
Common Stock - $0.25 par value	85,655,345

C. R. BARD, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands except per share amounts, unaudited)

	Three Months Ended March 31,
	2011	2010
Net sales	$700,300	$650,800

Costs and expenses:
Cost of goods sold	264,800	252,700
Marketing, selling and administrative expense	194,300	179,700
Research and development expense	48,000	40,600
Interest expense	9,100	2,900
Other (income) expense, net	100	(100)

Total costs and expenses	516,300	475,800

Income from operations before income taxes	184,000	175,000

Income tax provision	52,100	53,800

Net income	131,900	121,200
Net income attributable to noncontrolling interest	—	300

Net income attributable to common shareholders	$131,900	$120,900

Basic earnings per share available to common shareholders	$1.52	$1.25

Diluted earnings per share available to common shareholders	$1.49	$1.24

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands except share and per share amounts, unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$748,300	$641,400
Accounts receivable, less allowances of $6,500 and $10,500, respectively	459,700	460,800
Inventories	327,600	308,900
Short-term deferred tax assets	35,100	42,700
Other current assets	71,700	75,500

Total current assets	1,642,400	1,529,300

Property, plant and equipment, at cost	620,000	598,800
Less accumulated depreciation and amortization	287,400	270,900

Net property, plant and equipment	332,600	327,900
Goodwill	611,400	607,400
Core technologies, net	388,400	397,500
Other intangibles assets, net	138,500	142,800
Deferred tax assets	77,900	78,400
Other assets	97,100	88,200

Total assets	$3,288,300	$3,171,500

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities
Short-term borrowings	$—	$80,500
Accounts payable	67,500	51,400
Accrued expenses	123,100	142,300
Accrued compensation and benefits	86,000	121,600
Income taxes payable	9,700	1,900

Total current liabilities	286,300	397,700

Long-term debt	895,300	896,900
Other long-term liabilities	240,100	230,400
Deferred income taxes	14,900	15,000
Commitments and contingencies	—	—
Shareholders’ investment:
Preferred stock, $1 par value, authorized 5,000,000 shares; none issued	—	—
Common stock, $0.25 par value, authorized 600,000,000 shares; issued and outstanding 85,655,345 shares at March 31, 2011 and 84,973,586 shares at December 31, 2010	21,400	21,300
Capital in excess of par value	1,205,300	1,146,400
Retained earnings	651,900	520,000
Accumulated other comprehensive loss	(26,900)	(56,200)

Total shareholders’ investment	1,851,700	1,631,500

Total liabilities and shareholders’ investment	$3,288,300	$3,171,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT

(dollars in thousands except share amounts, unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comp. (Loss) Inc.	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2010	84,973,586	$21,300	$1,146,400	$520,000	$(56,200)	$—	$1,631,500
Net income	—	—	—	131,900	—	—	131,900
Available-for-sale securities (net of $100 taxes)	—	—	—	—	(400)	—	(400)
Change in derivative instruments designated as cash flow hedges (net of $ — taxes)	—	—	—	—	(500)	—	(500)
Foreign currency translation adjustment	—	—	—	—	28,900	—	28,900
Amortization of items included in net periodic benefit cost (net of $700 taxes)	—	—	—	—	1,300	—	1,300

Total comprehensive income							161,200
Issuance of common stock	681,759	100	38,500	—	—	—	38,600
Share-based compensation	—	—	14,100	—	—	—	14,100
Tax benefit relating to share-based compensation plans	—	—	6,300	—	—	—	6,300

Balance at March 31, 2011	85,655,345	$21,400	$1,205,300	$651,900	$(26,900)	$—	$1,851,700

Balance at December 31, 2009	95,917,095	$24,000	$1,060,900	$1,133,400	$(24,700)	$12,300	$2,205,900
Net income	—	—	—	120,900	—	300	121,200
Change in derivative instruments designated as cash flow hedges (net of $1,200 taxes)	—	—	—	—	2,700	—	2,700
Foreign currency translation adjustment	—	—	—	—	(38,400)	—	(38,400)
Amortization of items included in net periodic benefit cost (net of $600 taxes)	—	—	—	—	1,200	—	1,200

Total comprehensive income							86,700
Issuance of common stock	380,007	100	15,200	—	—	—	15,300
Share-based compensation	—	—	14,600	—	—	—	14,600
Purchase of common stock	(1,200,000)	(300)	—	(97,600)	—	—	(97,900)
Tax benefit relating to share-based compensation plans	—	—	4,300	—	—	—	4,300

Balance at March 31, 2010	95,097,102	$23,800	$1,095,000	$1,156,700	$(59,200)	$12,600	$2,228,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$131,900	$121,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,200	24,300
Purchased research and development	3,000	—
Deferred income taxes	(2,300)	(10,100)
Share-based compensation	14,100	14,700
Inventory reserves and provision for doubtful accounts	2,100	3,100
Other noncash items	500	(500)
Changes in assets and liabilities:
Accounts receivable	(3,500)	(2,700)
Inventories	(14,400)	3,600
Current liabilities	(13,000)	(20,700)
Taxes	24,100	39,200
Other, net	7,000	9,300

Net cash provided by operating activities	177,700	181,400

Cash flows from investing activities:
Capital expenditures	(16,300)	(9,200)
Change in short term investments, net	—	(13,400)
Payments made for intangibles	(3,400)	(500)

Net cash used in investing activities	(19,700)	(23,100)

Cash flows from financing activities:
Change in short-term borrowings, net	(80,500)	—
Proceeds from exercises under share-based compensation plans, net	31,300	6,700
Excess tax benefit relating to share-based compensation plans	5,600	4,100
Purchase of common stock	—	(97,900)
Dividends paid	(15,500)	(16,500)
Other	(1,200)	—

Net cash used in financing activities	(60,300)	(103,600)

Effect of exchange rate changes on cash and cash equivalents	9,200	(8,700)

Increase in cash and cash equivalents during the period	106,900	46,000

Balance at January 1	641,400	674,400

Balance at March 31	$748,300	$720,400

Supplemental cash flow information
Cash paid for:
Interest	$400	$400
Income taxes	24,600	20,000

Non-cash transactions:
Receipt of foreign bonds	$16,100	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of C. R. Bard, Inc. and its subsidiaries (the “company” or “Bard”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in C. R. Bard, Inc.’s 2010 Annual Report on Form 10-K. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in C. R. Bard, Inc.’s 2010 Annual Report on Form 10-K. The preparation of these financial statements requires the company to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities at the date of the financial statements. These financial statements include all normal and recurring adjustments necessary for a fair presentation. The accounts of most foreign subsidiaries are consolidated as of and for the quarters ended February 28, 2011 and February 28, 2010 and as of November 30, 2010. No events occurred related to these foreign subsidiaries during the months of March 2011, March 2010 or December 2010 that materially affected the financial position or results of operations of the company. The results for the interim periods presented are not necessarily indicative of the results expected for the year.

2. Initiatives

On December 15, 2010, the company entered into an accelerated share repurchase (“ASR”) agreement with a bank to repurchase $750 million of the company’s outstanding common stock. The company received 8.1 million shares upon initial settlement under the ASR transaction. The initial settlement is subject to an adjustment related to a forward purchase contract based on the volume-weighted average share price of the company’s common stock during a predetermined period of less than one year, less a discount. Upon final settlement of the forward purchase contract, the company will either receive a settlement amount of additional shares of its common stock or be required to remit a settlement amount, payable, at the company’s option, in cash or common stock. If the forward purchase contract had been settled at March 31, 2011, the company would have been required to remit approximately 180,000 shares or the equivalent amount of cash to the bank counterparty.

3. Restructuring

On December 9, 2010, the company committed to a plan (the “2010 Restructuring Plan”) to improve its overall cost structure and enhance operational effectiveness. The 2010 Restructuring Plan includes the realignment of certain manufacturing, sales and marketing, and administrative functions. At March 31, 2011, the remaining liability related to this restructuring charge was $9.0 million. The decrease in the liability for the quarter related substantially to cash payments. The company expects activities under the 2010 Restructuring Plan to be substantially complete by the end of 2011.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Earnings per Common Share

Earnings per share (“EPS”) is computed under the two-class method using the following common share information:

	Three Months Ended March 31,
	2011	2010
(dollars and shares in millions)
EPS Numerator:
Net income attributable to common shareholders	$131.9	$120.9
Less: Income allocated to participating securities	2.6	1.4

Net income available to common shareholders	$129.3	$119.5

EPS Denominator:
Weighted average common shares outstanding	85.3	95.4
Dilutive common share equivalents from share-based compensation plans	1.7	1.3

Weighted average common and common equivalent shares outstanding, assuming dilution	87.0	96.7

5. Income Taxes

The company’s effective tax rate for the quarter ended March 31, 2011 was approximately 28% compared to approximately 31% for the same period in 2010. The effective tax rate in the current quarter reflected the benefit of certain U.S. tax credits and a foreign tax grant, and favorable earnings mix among the company’s jurisdictions. At March 31, 2011, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was $45.9 million (of which $44.6 million would impact the effective tax rate, if recognized) plus $7.4 million of accrued interest. As of December 31, 2010, the liability for unrecognized tax benefits was $53.6 million plus $11.4 million of accrued interest. Depending upon open tax examinations and/or the expiration of applicable statutes of limitation, the company believes it is reasonably possible that the total amount of unrecognized tax benefits may decrease by up to $15.7 million within the next 12 months.

6. Financial Instruments

Foreign Exchange Derivative Instruments

The company enters into readily marketable forward and option contracts with financial institutions to help reduce its exposure to foreign currency exchange rate fluctuations. These contracts limit volatility because gains and losses associated with foreign currency exchange rate movements are generally offset by movements in the underlying hedged item. The notional value of the company’s forward currency and option currency contracts was $151.6 million and $182.7 million at March 31, 2011 and December 31, 2010, respectively. For further discussion regarding the company’s use of derivative instruments, see Note 1 to the consolidated financial statements in C. R. Bard, Inc.’s 2010 Annual Report on Form 10-K.

Interest Rate Derivative Instrument

The company’s outstanding interest rate swap contract effectively converts its 2.875% fixed-rate notes due 2016 to a floating-rate instrument. The notional value of this interest rate swap contract is $250.0 million.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The location and fair values of derivative instruments segregated between those derivatives that are designated as hedging instruments and those that are not designated as hedging instruments recognized in the condensed consolidated balance sheets are as follows:

	Balance Sheet Location	Fair Value of Derivatives
Derivatives Designated as Hedging Instruments		March 31, 2011	December 31, 2010
(dollars in millions)
Forward currency contracts	Other current assets	$3.6	$2.8
Option currency contracts	Other current assets	0.3	1.5
Interest rate swap contract	Other assets	—	0.7

		$3.9	$5.0

Forward currency contracts	Accrued expenses	$1.6	$1.1
Interest rate swap contract	Other long-term liabilities	1.0	—

		$2.6	$1.1

Derivatives Not Designated as Hedging Instruments
(dollars in millions)
Forward currency contracts	Other current assets	$3.7	$—
Forward currency contracts	Other assets	—	1.8

		$3.7	$1.8

The location and amounts of gains and losses on derivative instruments designated as cash flow hedges and the impact on the condensed consolidated statements of shareholders’ investment are as follows:

	Gain/(Loss) Recognized in Other Comprehensive Income		Location of Gain/(Loss) Reclassified from Accumulated Other Comp. Loss to Income	Gain/(Loss) Reclassified from Accumulated Other Comp. Loss to Income
	Three Months Ended March 31,			Three Months Ended March 31,
	2011	2010		2011		2010
(dollars in millions)
Forward currency contracts	$0.1	$1.3	Costs of goods sold	$0.6		$(1.1)
Option currency contracts	(0.6)	1.4	Costs of goods sold	—		0.2

	$(0.5)	$2.7		$0.6	(A)	$(0.9	)(A)

(A)	The tax effect of the amount reclassified from accumulated other comprehensive loss to income was $0.3 million and $0.6 million at March 31, 2011 and 2010, respectively.

The location and amounts of gains and losses on the derivative instrument designated as a fair value hedge for the three months ended March 31, 2011 are as follows:

	Income Statement Location	(Loss) Recognized on Swap	Gain Recognized on Long-Term Debt
(dollars in millions)
Interest rate swap contract	Interest expense	$(1.7)	$1.7

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The location and amounts of gains and losses on derivative instruments not designated as hedging instruments for the three months ended March 31, 2011 are as follows:

	Income Statement Location	Gain Recognized in Earnings
(dollars in millions)
Forward currency contracts(A)	Other (income) expense, net	$1.9

(A)	These derivative contracts mitigate changes in the value of remeasured foreign currency denominated monetary loans attributable to changes in foreign currency exchange rates.

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

The following table summarizes financial assets and (liabilities) measured at fair value on a recurring basis:

	March 31, 2011	December 31, 2010
(dollars in millions)
Foreign government bonds	$16.1	$—
Forward currency contracts	5.7	3.5
Option currency contracts	0.3	1.5
Interest rate swap contract	(1.0)	0.7

The fair values were measured using significant other observable inputs and valued by reference to similar financial instruments, adjusted for restrictions and other terms specific to each instrument. All of these financial instruments are categorized as Level 2 under the fair value hierarchy.

Financial Instruments not Measured at Fair Value

There were no outstanding short-term borrowings, including commercial paper borrowings, at March 31, 2011. The fair value of commercial paper borrowings of $80.5 million at December 31, 2010 approximated its carrying value. The company maintains a committed syndicated bank credit facility with a $400 million five-year credit agreement that expires in June 2012. The credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The facility includes pricing based on the company’s long-term credit rating and includes a financial covenant that limits the amount of total debt to total capitalization.

The estimated fair value of long-term debt including the effect of the related interest rate swap contract was $931.8 million and $937.7 million at March 31, 2011 and December 31, 2010, respectively. The fair value was estimated using dealer quotes for similarly-rated debt instruments over the remaining contractual term of the company’s obligation. Long-term debt is categorized as Level 2 under the fair value hierarchy.

Concentration Risk

Accounts receivable balances include sales to government-supported healthcare systems outside the United States. The company monitors these receivables for potential collection risks. The company is experiencing

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

significant delays in the collection of accounts receivable associated with the national healthcare system in Greece, which amounted to $12.4 million and $32.8 million, at March 31, 2011 and December 31, 2010, respectively. The Greek government announced a proposal in June 2010 to settle its outstanding debts from 2007 through 2009, primarily by issuing non-interest bearing bonds with maturities of one to three years. The proposal was adopted as law in August 2010. In December 2010, the Greek government began the process of issuing these bonds. As of March 31, 2011, the company had received $16.1 million of bonds, net of discount, in partial settlement of 2007 through 2009 accounts receivable. These bonds are classified as available-for-sale investments and reported at fair value. The issuance process is ongoing and is expected to be completed in the second quarter of 2011.

7. Inventories

Inventories consisted of:

	March 31, 2011	December 31, 2010
(dollars in millions)
Finished goods	$193.6	$176.3
Work in process	20.4	18.6
Raw materials	113.6	114.0

	$327.6	$308.9

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

Product Liability Matters

As of April 21, 2011, approximately 1,870 federal and 1,635 state lawsuits involving individual claims by approximately 3,620 plaintiffs, as well as two putative class actions in the United States and four putative class actions in various Canadian provinces, have been filed or asserted against the company with respect to its Composix® Kugel® and certain other hernia repair implant products (collectively, the “Hernia Product Claims”). One of the U.S. class action lawsuits consolidates ten previously-filed U.S. class action lawsuits. The putative class actions, none of which has been certified, seek (i) medical monitoring, (ii) compensatory damages, (iii) punitive damages, (iv) a judicial finding of defect and causation and/or (v) attorneys’ fees. Approximately 1,610 of the state lawsuits, involving individual claims by a substantially equivalent number of plaintiffs, are pending in the Superior

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Court of the State of Rhode Island, with the remainder in various other jurisdictions. The Hernia Product Claims also generally seek damages for personal injury resulting from use of the products. The company voluntarily recalled certain sizes and lots of the Composix® Kugel® products beginning in December 2005.

On June 22, 2007, the Judicial Panel on Multidistrict Litigation transferred Composix® Kugel® lawsuits pending in federal courts nationwide into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island. The MDL court subsequently determined to include other hernia repair products of the company in the MDL proceeding. The first MDL trial was completed in April 2010 and resulted in a judgment for the company based on the jury’s finding that the company was not liable for the plaintiff’s damages. The second MDL trial was completed in August 2010 and resulted in a judgment for the plaintiff of $1.5 million. The company expects additional trials of Hernia Product Claims to take place over the next 12 months. While the company intends to vigorously defend the Hernia Product Claims, it expects to participate in court-mandated settlement conferences with respect to certain lawsuits pending in the Superior Court of the State of Rhode Island. In addition, the company has recently engaged in discussions with various attorneys managing significant numbers of Hernia Product Claims regarding the potential resolution of such claims. These discussions are ongoing and the company may from time-to-time engage in similar discussions with others in the future. Where appropriate, the company may enter into settlement arrangements with respect to certain of these or other claims. The company cannot give any assurances that the resolution of the Hernia Product Claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity. For more information, see Item 1A. “Risk Factors” in the company’s Annual Report on Form 10-K for the year ended December 31, 2010.

As of April 21, 2011, approximately 155 product liability lawsuits have been filed or asserted against the company in various federal and state jurisdictions alleging personal injuries associated with the use of the company’s women’s health products, principally its Avaulta® line of pelvic floor reconstruction products (collectively, the “Women’s Health Product Claims”). The Women’s Health Product Claims generally seek damages for personal injury resulting from use of the products. With respect to certain of these claims, the company believes that one of its suppliers has an obligation to defend and indemnify the company. On October 12, 2010, the Judicial Panel on Multidistrict Litigation transferred the Women’s Health Product Claims involving Avaulta® products pending in federal courts nationwide into an MDL for coordinated pre-trial proceedings in the United States District Court for the Southern District of West Virginia. Approximately 83 of the Women’s Health Product Claims involving Avaulta® products are pending in federal courts and have been or will be transferred to the MDL, with the remainder of the Women’s Health Product Claims in various state or federal courts. While the company intends to vigorously defend the Women’s Health Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

As of April 21, 2011, product liability lawsuits involving individual claims by approximately 30 plaintiffs have been filed or asserted against the company in various federal and state jurisdictions alleging personal injuries associated with the use of the company’s vena cava filter products. In addition, a putative class action lawsuit has been filed against the company in California state court on behalf of plaintiffs who are alleged to have no present injury (all lawsuits, collectively, the “Filter Product Claims”). The putative class action, which has not been certified, seeks: (i) medical monitoring; (ii) punitive damages; (iii) a judicial finding of defect and causation; and/or (iv) attorneys’ fees. While the company intends to vigorously defend the Filter Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

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

In connection with the Hernia Product Claims, the company is in dispute with two of its excess insurance carriers relating to an aggregate of $50 million of insurance coverage. The company is in discussions with one of these carriers regarding a potential settlement for an amount that is less than the stated coverage amount, which if finalized, will result in the immediate depletion of the company’s insurance coverage. Regardless of the outcome of these discussions and the dispute with the other insurance carrier (including any arbitration proceedings), the company expects that its insurance coverage with respect to the Hernia Product Claims will be depleted in 2011.

Other Legal Matters

On November 27, 2006, the company received a subpoena issued by the U.S. Department of Health and Human Services, Office of Inspector General, under the authority of the federal healthcare fraud and false claims statutes. The subpoena seeks documents related to the company’s brachytherapy business. The company has responded to the subpoena and is cooperating with the government in this matter. Although the company continues to engage in discussions with federal authorities with respect to a potential resolution of this matter, the company cannot give any assurances that a resolution will be reached or what the terms of any such resolution may be. At this time, it is not possible to determine an estimate, or a range of estimates, of potential damages. In addition, the company cannot give any assurances that this matter will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In December 2007, a U.S. District Court jury in Arizona found that certain of W.L. Gore & Associates Inc.’s (“Gore”) ePTFE vascular grafts and stent-grafts infringe the company’s patent number 6,436,135. The jury upheld the validity of the patent and awarded the company $185 million in past damages. The jury also found that Gore willfully infringed the patent. In a second phase of the trial, the Court ruled that Gore failed to prove that the patent is unenforceable due to inequitable conduct. In March 2009, the U.S. District Court doubled the jury award to approximately $371 million for damages through June 2007. The Court also awarded the company attorneys’ fees of $19 million and prejudgment interest of approximately $20 million. In addition, the Court denied Gore’s remaining motions, including its motions for a new trial and to set aside the jury’s verdict. In July 2010, the U.S. District Court awarded the company approximately $109 million in additional damages for the period from July 2007 through March 2009. The Court also assessed a royalty rate of between 12.5% and 20%, depending on the product, that will be used to calculate damages for Gore’s infringing sales from April 2009 through the expiration of the patent. Gore has deposited with the Court an additional approximately $200 million, representing Gore’s calculation of royalties for its infringing sales through December 2010. Gore has appealed this matter to the Court of Appeals for the Federal Circuit and oral argument is scheduled for May 3, 2011. Because the company considers this matter a gain contingency, no amounts have been recorded as of March 31, 2011.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

experience, current information and applicable law, the company does not expect these proceedings to have a material adverse effect on its financial condition and/or liquidity. However, one or more of the proceedings could be material to the company’s business and/or results of operations.

The company is unable to estimate the reasonably possible losses or range of losses, if any, arising from product liability matters (other than the Hernia Product Claims) and other legal matters. As of March 31, 2011, based on information currently available, the company has estimated the reasonably possible losses for the Hernia Product Claims in excess of accruals to be in a range of approximately $0 to $150 million in the aggregate. Under U.S. generally accepted accounting principles, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight”. The company cannot give any assurances that the actual losses with respect to the Hernia Product Claims will not exceed the upper end of the range of reasonably possible losses set forth above. With respect to the Women’s Health Product Claims and Filter Product Claims, the company is unable to estimate a range of reasonably possible losses for the following reasons: (i) the proceedings are in early stages; (ii) the company has not received and reviewed complete information regarding the plaintiffs and their medical conditions; and/or (iii) there are significant factual issues to be resolved. In addition, with respect to the Filter Product Claims, there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class.

The company regularly monitors and evaluates the status of product liability and other legal matters, and may from time-to-time engage in settlement and mediation discussions taking into consideration developments in the matters and the risks and uncertainties surrounding litigation. These discussions could result in settlements of one or more of these claims at any time.

Accruals for product liability and other legal matters amounted to $64.8 million and $54.4 million at March 31, 2011 and December 31, 2010, respectively. The company also has receivables from insurance companies amounting to $67.3 million and $54.6 million at March 31, 2011 and December 31, 2010, respectively, of which $40 million, at March 31, 2011, is the subject of the disputes with excess insurance carriers, as noted above. After considering the nature of the claims, coverage provisions under the policies, relevant legal issues, the advice and judgment of outside legal counsel, and other pertinent factors, the company believes its claims are meritorious and that it will collect these receivables.

9. Share-Based Compensation Plans

The company may grant a variety of share-based payments under the 2003 Long Term Incentive Plan of C. R. Bard, Inc., as amended and restated (the “2003 Plan”), and the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc., as amended and restated, (the “Directors’ Plan”), to certain directors, officers and employees. The total number of remaining shares at March 31, 2011 that may be issued under the 2003 Plan was 4,299,877 and under the Directors’ Plan was 57,166. Awards under the 2003 Plan may be in the form of stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, unrestricted stock and other stock-based awards. Awards under the Directors’ Plan may be in the form of stock awards, stock options or stock appreciation rights. The company has two employee stock purchase programs.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recognized for share-based compensation are as follows:

	Three Months Ended March 31,
	2011	2010
(dollars in millions)
Total cost of share-based compensation plans	$14.1	$14.6
Amounts capitalized in inventory and fixed assets	(0.4)	(0.4)
Amounts recognized in income for amounts previously capitalized in inventory and fixed assets	0.4	0.5

Amounts charged against income	$14.1	$14.7

As of March 31, 2011, there were $86.4 million of unrecognized compensation expenses related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately two years. The company has sufficient shares to satisfy expected share-based payment arrangements in 2011.

10. Pension and Other Postretirement Benefit Plans

Defined Benefit Pension Plans - The company has both tax-qualified and nonqualified, noncontributory defined benefit pension plans that together cover certain domestic and foreign employees. These plans provide benefits based upon a participant’s compensation and years of service.

The components of net periodic pension cost are as follows:

	Three Months Ended March 31,
	2011	2010
(dollars in millions)
Service cost, net of employee contributions	$6.7	$6.2
Interest cost	4.7	4.7
Expected return on plan assets	(5.8)	(5.5)
Amortization	2.0	1.7

Net periodic pension cost	$7.6	$7.1

Other Postretirement Benefit Plan - The company does not provide subsidized postretirement healthcare benefits and life insurance coverage except for a limited number of former employees. As this plan is unfunded, contributions are made as benefits are incurred. The net periodic benefit cost was $0.2 million for both quarters ended March 31, 2011 and 2010.

11. Segment Information

The company’s management considers its business to be a single segment entity—the manufacture and sale of medical devices. The company’s products generally share similar distribution channels and customers. The company designs, develops, manufactures, packages, distributes and sells medical, surgical, diagnostic and patient care devices. The company sells a broad range of products to hospitals, individual healthcare professionals, extended care health facilities and alternate site facilities on a global basis. In general, the company’s products are intended to be used once and then discarded or implanted either temporarily or permanently. The company’s chief

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operating decision makers evaluate their various global product portfolios on a net sales basis and generally evaluate profitability and associated investment on an enterprise-wide basis due to shared geographic infrastructures.

Net sales based on the location of the external customer by geographic region are:

	Three Months Ended March 31,
	2011	2010
(dollars in millions)
United States	$487.1	$454.5
Europe	118.1	117.2
Japan	32.8	28.6
Other	62.3	50.5

	$700.3	$650.8

Total net sales by disease state are:
	Three Months Ended March 31,
	2011	2010
(dollars in millions)
Vascular	$198.3	$172.4
Urology	179.5	174.3
Oncology	186.4	174.0
Surgical Specialties	114.9	109.2
Other	21.2	20.9

	$700.3	$650.8

Other information is:
	Three Months Ended March 31,
	2011	2010
(dollars in millions)
Depreciation	$13.3	$12.8

Amortization	$14.9	$11.5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The company designs, develops, manufactures, packages, distributes and sells medical, surgical, diagnostic and patient care devices. The company sells a broad range of products to hospitals, individual healthcare professionals, extended care health facilities and alternate site facilities on a global basis. Outside the United States, Europe and Japan are the company’s largest markets, while certain emerging markets in Asia and Latin America are the company’s fastest growing markets. In general, the company’s products are intended to be used once and then discarded or implanted either temporarily or permanently. The company reports sales in four major product group categories: vascular, urology, oncology and surgical specialties. The company also has a product group of other products.

The company’s earnings are driven by its ability to continue to generate sales of its products and improve operating efficiency. Bard’s ability to increase sales over time depends upon its success in developing, acquiring and marketing differentiated products that meet the needs of clinicians and their patients. For the three months ended March 31, 2011, the company’s research and development (“R&D”) expense as a percentage of net sales was 6.9%. The company expects R&D expense as a percentage of net sales to continue to increase up to a range of 9% to 10% over the course of the next several years. The company also makes selective acquisitions of businesses, products and technologies, generally focusing on small-to-medium sized transactions to provide ongoing growth opportunities. In addition, the company may from time-to-time consider acquisitions of larger, established companies. The company may also periodically divest lines of business in which it is not able to reasonably attain or maintain a leadership position in the market or for other strategic reasons.

Results of Operations

Net Sales

Bard’s consolidated net sales for the quarter ended March 31, 2011 increased 8% on both a reported and constant currency basis compared to the same period in the prior year. Net sales “on a constant currency basis” is a non-GAAP measure and should not be viewed as a replacement of GAAP results. See “Management’s Use of Non-GAAP Measures” below. Price changes had the effect of decreasing consolidated net sales for the quarter ended March 31, 2011 by approximately 30 basis points as compared to the same period in the prior year. The primary exchange rate movement that impacts net sales is the movement of the Euro compared to the U.S. dollar. The impact of exchange rate movements on net sales is not indicative of the impact on net earnings due to the offsetting impact of exchange rate movements on operating costs and expenses, costs incurred in other currencies and the company’s hedging activities.

Bard’s United States net sales for the quarter ended March 31, 2011 of $487.1 million increased 7% compared to $454.5 million in the prior year quarter. International net sales for the quarter ended March 31, 2011 of $213.2 million increased 9% on both a reported and constant currency basis compared to $196.3 million in the prior year quarter.

Presented below is a summary of net sales by disease state.

Product Group Summary of Net Sales

	For the Quarters Ended March 31,
	2011	2010	Change	Constant Currency
(dollars in millions)
Vascular	$198.3	$172.4	15%	16%
Urology	179.5	174.3	3%	3%
Oncology	186.4	174.0	7%	7%
Surgical Specialties	114.9	109.2	5%	5%
Other	21.2	20.9	1%	1%

Total net sales	$700.3	$650.8	8%	8%

Vascular Products - Bard markets a wide range of products for the peripheral vascular market, including endovascular products, electrophysiology products and vascular graft products. The increase in consolidated net sales of vascular products for the quarter ended March 31, 2011 compared to the prior year period was due primarily to growth in endovascular products. United States net sales of vascular products for the quarter ended March 31, 2011 increased 20% compared to the prior year quarter. International net sales of vascular products for the quarter ended March 31, 2011 increased 9% on a reported basis (11% on a constant currency basis) compared to the prior year quarter.

Consolidated net sales of endovascular products for the quarter ended March 31, 2011 increased 23% on both a reported and constant currency basis compared to the prior year period (including 11% growth, on both a reported and constant currency basis, from the addition of the recently acquired SenoRx biopsy products). Percutaneous transluminal angioplasty balloon catheters, stents and biopsy products were the primary contributors to the growth in this category for the quarter ended March 31, 2011.

Consolidated net sales of electrophysiology products for the quarter ended March 31, 2011 decreased 2% on a reported basis (1% on a constant currency basis) compared to the prior year quarter. The net sales decrease was driven primarily by a decline in sales of electrophysiology laboratory systems.

Consolidated net sales of surgical graft products for the quarter ended March 31, 2011 decreased 1% on a reported basis and were flat on a constant currency basis compared to the prior year quarter.

Urology Products - Bard markets a wide range of products for the urology market, including basic drainage products, continence products and urological specialty products. Bard also markets StatLock® catheter stabilization products, which are used to secure many types of catheters sold by Bard and other companies. The majority of basic drainage products, StatLock® catheter stabilization products and certain urological specialty products are sold through distributors. The increase in consolidated net sales of urology products for the quarter ended March 31, 2011 compared to the prior year period was led by growth in sales of basic drainage products and StatLock® products. United States net sales of urology products for the quarter ended March 31, 2011 increased 1% compared to the prior year quarter. International net sales of urology products for the quarter ended March 31, 2011 increased 9% on both a reported and constant currency basis compared to the prior year quarter.

Consolidated net sales of basic drainage products for the quarter ended March 31, 2011 increased 4% on both a reported and constant currency basis compared to the prior year quarter. Consolidated net sales of infection control Foley catheter products for the quarter ended March 31, 2011 increased 3% on both a reported and constant currency basis compared to the prior year quarter.

Consolidated net sales of continence products for the quarter ended March 31, 2011 decreased 6% on a reported basis (5% on a constant currency basis) compared to the prior year quarter. Net sales for the quarter were impacted by a decline in sales of surgical continence products, a trend that may continue.

Consolidated net sales of the StatLock® catheter stabilization product line for the quarter ended March 31, 2011 increased 13% on a reported basis (12% on a constant currency basis) compared to the prior year quarter.

Consolidated net sales of urological specialty products for the quarter ended March 31, 2011 decreased 3% on a reported and constant currency basis compared to the same period in the prior year. A decline in net sales of brachytherapy products impacted sales of urological specialty products for the quarter ended March 31, 2011. The brachytherapy market has been losing procedural share to alternative therapies, a trend that may continue.

Oncology Products - Bard’s oncology business includes specialty vascular access products and enteral feeding devices. Specialty vascular access products include peripherally inserted central catheters (“PICCs”), used for intermediate to long-term central venous access, specialty access ports and accessories (“Ports”), used most commonly for chemotherapy, dialysis access catheters and vascular access ultrasound devices which help facilitate the placement of PICCs.

The increase in consolidated net sales for the quarter ended March 31, 2011 of oncology products compared to the same prior year period was due primarily to growth in sales of PICCs and Ports. United States net sales for the quarter ended March 31, 2011 increased 6% compared to the prior year quarter. International net sales of oncology products for the quarter ended March 31, 2011 increased 9% on a reported basis (8% on a constant currency basis) compared to the prior year quarter.

Consolidated net sales of PICCs for the quarter ended March 31, 2011 increased 7% on both a reported and constant currency basis compared to the prior year quarter. Consolidated net sales of Ports for the quarter ended March 31, 2011 increased 7% on both a reported and constant currency basis compared to the prior year quarter.

Consolidated net sales of dialysis access catheters for the quarter ended March 31, 2011 increased 12% on a reported basis (11% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of vascular access ultrasound devices for the quarter ended March 31, 2011 increased 13% on both a reported and constant currency basis compared to the prior year quarter.

Surgical Specialty Products - Surgical specialty products include soft tissue repair, performance irrigation and hemostasis product lines. The increase in consolidated net sales of surgical specialty products for the quarter ended March 31, 2011 compared to the prior year period was due primarily to growth in the soft tissue repair products. United States net sales of surgical specialty products for the quarter ended March 31, 2011 increased 5% compared to the prior year quarter. International net sales of surgical specialty products for the quarter ended March 31, 2011 increased 5% on both a reported and constant currency basis compared to the prior year quarter.

The soft tissue repair product line includes synthetic and natural-tissue hernia repair implants, natural-tissue breast reconstruction implants and hernia fixation products. Consolidated net sales of soft tissue repair products for the quarter ended March 31, 2011 increased 9% on a reported basis (10% on a constant currency basis) compared to the prior year quarter. The company’s net sales in this category for the quarter ended March 31, 2011 were favorably impacted by growth in sales of natural-tissue hernia and breast reconstruction implants and hernia fixation products.

Other Products - The other product group includes irrigation, wound drainage and certain original equipment manufacturers’ products. Consolidated net sales of other products for the quarter ended March 31, 2011 increased 1% on both a reported and constant currency basis compared to the prior year quarter.

Costs and Expenses

The following is a summary of costs and expenses as a percentage of net sales for the quarters ended March 31:

	2011	2010(A)

Cost of goods sold	37.8%	38.8%
Marketing, selling and administrative expense	27.7%	27.6%
Research and development expense	6.9%	6.2%
Interest expense	1.3%	0.4%
Other (income) expense, net	—	—

Total costs and expenses	73.7%	73.1%

(A)	Amounts do not add due to rounding.

Cost of goods sold - Cost of goods sold consists principally of the manufacturing and distribution costs of the company’s products. The category also includes royalties, amortization of intangible assets and the impact of certain hedging activities. Cost of goods sold as a percentage of net sales for the quarter ended March 31, 2011 decreased 100 basis points compared to the prior year quarter. Reductions in cost of goods sold were attributed primarily to cost improvements. The impact of incremental amortization of intangible assets acquired in the last 12 months increased cost of goods sold as a percentage of net sales by approximately 60 basis points over the prior year quarter.

Marketing, selling and administrative expense - Marketing, selling and administrative expense consists principally of the costs associated with the company’s sales and administrative organizations. These costs as a percentage of net sales for the quarter ended March 31, 2011 increased 10 basis points compared to the prior year quarter.

Research and development expense - Research and development expense consists principally of costs related to internal research and development activities, milestone payments for third-party research and development activities, and purchased R&D costs arising from the company’s business development activities. Purchased R&D may impact the comparability of the company’s results of operations between periods. A purchased R&D charge of $3.0 million was recorded for the quarter ended March 31, 2011. Research and development expense for the quarter ended March 31, 2011 was $48.0 million, an increase of approximately 18% compared to the prior year quarter.

Interest expense - Interest expense was $9.1 million and $2.9 million for the quarters ended March 31, 2011 and 2010, respectively. The increase was due to the issuance of $750 million of senior unsecured notes in December 2010.

Other (income) expense, net - The components of other (income) expense, net, for the quarters ended March 31 are:

	2011	2010
(dollars in millions)
Interest income	$(0.7)	$(0.7)
Foreign exchange (gains) losses	(0.1)	0.4
Other, net	0.9	0.2

Total other (income) expense, net	$0.1	$(0.1)

Income tax provision

The company’s effective tax rate for the quarter ended March 31, 2011 was approximately 28% compared to approximately 31% for the same period in 2010. The effective tax rate in the current quarter reflected the benefit of certain U.S. tax credits and a foreign tax grant, and favorable earnings mix among the company’s jurisdictions.

Net Income Attributable to Common Shareholders and Earnings Per Share Available to Common Shareholders

The company reported net income attributable to common shareholders and diluted earnings per share available to common shareholders for the quarter ended March 31, 2011 of $131.9 million and $1.49, respectively. The current year quarter reflects acquisition related items, primarily consisting of a purchased R&D charge, of $1.8 million, or $0.02 per diluted share. Net income attributable to common shareholders and diluted earnings per share available to common shareholders for the prior year quarter was $120.9 million and $1.24, respectively. The prior year quarter reflects acquisition related items, primarily consisting of legal costs, of $1.5 million, or $0.02 per diluted share.

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

	2011	2010
(dollars in millions)
Working capital	$1,356.1	$1,261.4

Current ratio	5.74/1	5.77/1

Cash and cash equivalents held by the company’s foreign subsidiaries was $709.4 million and $641.4 million at March 31, 2011 and December 31, 2010, respectively. It is the company’s intention to permanently reinvest the majority of these funds outside the United States to finance foreign operations and the company’s plans do not demonstrate a need to repatriate these funds. If these funds are needed for U.S. operations or can no longer be permanently reinvested outside the United States, the company would be required to accrue and pay U.S. taxes to repatriate these funds.

For the three months ended March 31, 2011 and 2010, net cash provided by operating activities was $177.7 million and $181.4 million, respectively.

For the three months ended March 31, 2011, the company used $19.7 million in cash for investing activities, compared to the $23.1 million used in the prior year period. Capital expenditures were approximately $16.3 million and $9.2 million for the three month periods ended March 31, 2011 and 2010, respectively.

For the three months ended March 31, 2011, the company used $60.3 million in cash for financing activities, compared to the $103.6 million used in the prior year period. Total debt was $895.3 million and $977.4 million at March 31, 2011 and December 31, 2010, respectively. Total debt to total capitalization was 32.6% and 37.5% at March 31, 2011 and December 31, 2010, respectively. The company did not repurchase any shares for the three month period ended March 31, 2011. The company spent approximately $97.9 million to repurchase 1,200,000 shares of common stock in the prior year period. The company paid cash dividends of $0.18 per share and $0.17 per share for the three month periods ended March 31, 2011 and 2010, respectively.

The company maintains a committed syndicated bank credit facility with a $400 million five-year credit agreement that expires in June 2012. The credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The facility includes pricing based on the company’s long-term credit rating and includes a financial covenant that limits the amount of total debt to total capitalization. There were no outstanding short-term borrowings, including commercial paper borrowings, at March 31, 2011. The company had outstanding commercial paper borrowings of $80.5 million at December 31, 2010.

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

Critical Accounting Policies

The preparation of financial statements requires the company’s management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in C. R. Bard, Inc.’s 2010 Annual Report on Form 10-K. There have been no significant changes to the company’s critical accounting policies since December 31, 2010.

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

In addition, there are substantial risks inherent in the medical device business. The company’s business involves the design, development, manufacture, packaging, distribution and sale of medical, surgical, diagnostic and patient care devices. These devices are often used on, or permanently or temporarily implanted in, patients in clinically demanding circumstances, such as operating rooms, emergency units, intensive care and critical care settings, among others. These circumstances, among other factors, can cause the products to become associated with adverse clinical events, including patient mortality and injury, and could lead to product liability claims (including lawsuits seeking class action status or seeking to establish multi-district litigation proceedings) and other litigation, product withdrawals, Warning Letters, recalls, field corrections or regulatory enforcement actions relating to one or more of the company’s products, any of which could have a material adverse effect on our business, results of operations, financial condition and/or liquidity. For further discussion of risks applicable to our business, see “Risk Factors” in C. R. Bard, Inc.’s 2010 Annual Report on Form 10-K.

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

•	the ability to obtain appropriate levels of product liability insurance on reasonable terms;

•	the ability to recover for claims made to our insurance companies; and

•	the ability to realize the anticipated benefits of the 2010 Restructuring Plan to improve overall cost structure and efficiency.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The quantitative and qualitative disclosures about market risk are discussed in Part II, Item 7A. in C. R. Bard, Inc.’s 2010 Annual Report on Form 10-K. There have been no material changes in the information reported since the year ended December 31, 2010.

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

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of March 31, 2011. Based upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2011, the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to accomplish their objectives at the reasonable assurance level.

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

Product Liability Matters

As of April 21, 2011, approximately 1,870 federal and 1,635 state lawsuits involving individual claims by approximately 3,620 plaintiffs, as well as two putative class actions in the United States and four putative class actions in various Canadian provinces, have been filed or asserted against the company with respect to its Composix® Kugel® and certain other hernia repair implant products (collectively, the “Hernia Product Claims”). One of the U.S. class action lawsuits consolidates ten previously-filed U.S. class action lawsuits. The putative class actions, none of which has been certified, seek (i) medical monitoring, (ii) compensatory damages, (iii) punitive damages, (iv) a judicial finding of defect and causation and/or (v) attorneys’ fees. Approximately 1,610 of the state lawsuits, involving individual claims by a substantially equivalent number of plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions. The Hernia Product Claims also generally seek damages for personal injury resulting from use of the products. The company voluntarily recalled certain sizes and lots of the Composix® Kugel® products beginning in December 2005.

On June 22, 2007, the Judicial Panel on Multidistrict Litigation transferred Composix® Kugel® lawsuits pending in federal courts nationwide into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island. The MDL court subsequently determined to include other hernia repair products of the company in the MDL proceeding. The first MDL trial was completed in April 2010 and resulted in a judgment for the company based on the jury’s finding that the company was not liable for the plaintiff’s damages. The second MDL trial was completed in August 2010 and resulted in a judgment for the plaintiff of $1.5 million. The company expects additional trials of Hernia Product Claims to take place over the next 12 months. While the company intends to vigorously defend the Hernia Product Claims, it expects to participate in court-mandated settlement conferences with respect to certain lawsuits pending in the Superior Court of the State of Rhode Island. In addition, the company has recently engaged in discussions with various attorneys managing significant numbers of Hernia Product Claims regarding the potential resolution of such claims. These discussions are ongoing and the company may from time-to-time engage in similar discussions with others in the future. Where appropriate, the company may enter into settlement arrangements with respect to certain of these or other claims. The company cannot give any assurances that the resolution of the Hernia Product Claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity. For more information, see Item 1A. “Risk Factors” in the company’s Annual Report on Form 10-K for the year ended December 31, 2010.

As of April 21, 2011, approximately 155 product liability lawsuits have been filed or asserted against the company in various federal and state jurisdictions alleging personal injuries associated with the use of the company’s women’s health products, principally its Avaulta® line of pelvic floor reconstruction products (collectively, the “Women’s Health Product Claims”). The Women’s Health Product Claims generally seek damages for personal injury resulting from use of the products. With respect to certain of these claims, the company believes that one of its suppliers has an obligation to defend and indemnify the company. On October 12, 2010, the Judicial Panel on Multidistrict Litigation transferred the Women’s Health Product Claims involving Avaulta® products pending in federal courts nationwide into an MDL for coordinated pre-trial proceedings in the United States District Court for the Southern District of West Virginia. Approximately 83 of the Women’s Health Product Claims involving Avaulta® products are pending in federal courts and have been or will be transferred to the MDL, with the remainder of the Women’s Health Product Claims in various state or federal courts. While the company intends to vigorously defend the Women’s Health Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

As of April 21, 2011, product liability lawsuits involving individual claims by approximately 30 plaintiffs have been filed or asserted against the company in various federal and state jurisdictions alleging personal injuries associated with the use of the company’s vena cava filter products. In addition, a putative class action lawsuit has been filed against the company in California state court on behalf of plaintiffs who are alleged to have no present injury (all lawsuits, collectively, the “Filter Product Claims”). The putative class action, which has not been certified, seeks: (i) medical monitoring; (ii) punitive damages; (iii) a judicial finding of defect and causation; and/or (iv) attorneys’ fees. While the company intends to vigorously defend the Filter Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

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

In connection with the Hernia Product Claims, the company is in dispute with two of its excess insurance carriers relating to an aggregate of $50 million of insurance coverage. The company is in discussions with one of these carriers regarding a potential settlement for an amount that is less than the stated coverage amount, which if finalized, will result in the immediate depletion of the company’s insurance coverage. Regardless of the outcome of these discussions and the dispute with the other insurance carrier (including any arbitration proceedings), the company expects that its insurance coverage with respect to the Hernia Product Claims will be depleted in 2011.

Other Legal Matters

On November 27, 2006, the company received a subpoena issued by the U.S. Department of Health and Human Services, Office of Inspector General, under the authority of the federal healthcare fraud and false claims statutes. The subpoena seeks documents related to the company’s brachytherapy business. The company has responded to the subpoena and is cooperating with the government in this matter. Although the company continues to engage in discussions with federal authorities with respect to a potential resolution of this matter, the company cannot give any assurances that a resolution will be reached or what the terms of any such resolution may be. At this time, it is not possible to determine an estimate, or a range of estimates, of potential damages. In addition, the company cannot give any assurances that this matter will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

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

In December 2007, a U.S. District Court jury in Arizona found that certain of W.L. Gore & Associates Inc.’s (“Gore”) ePTFE vascular grafts and stent-grafts infringe the company’s patent number 6,436,135. The jury upheld the validity of the patent and awarded the company $185 million in past damages. The jury also found that Gore willfully infringed the patent. In a second phase of the trial, the Court ruled that Gore failed to prove that the patent is unenforceable due to inequitable conduct. In March 2009, the U.S. District Court doubled the jury award to approximately $371 million for damages through June 2007. The Court also awarded the company attorneys’ fees of $19 million and prejudgment interest of approximately $20 million. In addition, the Court denied Gore’s remaining motions, including its motions for a new trial and to set aside the jury’s verdict. In July 2010, the U.S. District Court awarded the company approximately $109 million in additional damages for the period from July 2007 through March 2009. The Court also assessed a royalty rate of between 12.5% and 20%, depending on the product, that will be used to calculate damages for Gore’s infringing sales from April 2009 through the expiration of the patent. Gore has deposited with the Court an additional approximately $200 million, representing Gore’s calculation of royalties for its infringing sales through December 2010. Gore has appealed this matter to the Court of Appeals for the Federal Circuit and oral argument is scheduled for May 3, 2011. Because the company considers this matter a gain contingency, no amounts have been recorded as of March 31, 2011.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item  1A. in C. R. Bard, Inc.’s 2010 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs(2)
January 1 - January 31, 2011	468	$91.88	—	$487,184,378
February 1 - February 28, 2011	63,731	97.59	—	487,184,378
March 1 - March 31, 2011	362	97.23	—	487,184,378

Total	64,561	$97.54	—	$487,184,378

(1)	The company repurchased 64,561 shares during the three month period ended March 31, 2011 that were not part of the publicly announced share repurchase authorization. These shares were purchased from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.

(2)	On June 9, 2010, the Board of Directors approved the repurchase of up to $500 million of common stock.

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
Date: April 25, 2011

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