Form 10-Q
period 2011-06-30
BARD C R INC /NJ/
filed 2011-07-26
CIK 9892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2011
Common Stock - $0.25 par value	86,646,307

C. R. BARD, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands except per share amounts, unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$725,000	$673,900	$1,425,300	$1,324,700

Costs and expenses:
Cost of goods sold	275,500	251,700	540,300	504,400
Marketing, selling and administrative expense	196,800	189,500	391,100	369,200
Research and development expense	46,900	45,100	94,900	85,700
Interest expense	9,000	2,800	18,100	5,700
Other (income) expense, net	194,100	2,100	194,200	2,000

Total costs and expenses	722,300	491,200	1,238,600	967,000

Income from operations before income taxes	2,700	182,700	186,700	357,700

Income tax provision	50,500	58,000	102,600	111,800

Net (loss) income	(47,800)	124,700	84,100	245,900
Net income attributable to noncontrolling interest	—	100	—	400

Net (loss) income attributable to common shareholders	$(47,800)	$124,600	$84,100	$245,500

Basic (loss) earnings per share available to common shareholders	$(0.55)	$1.31	$0.96	$2.56

Diluted (loss) earnings per share available to common shareholders	$(0.55)	$1.29	$0.94	$2.53

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands except share and per share amounts, unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$911,900	$641,400
Accounts receivable, less allowances of $6,900 and $10,500, respectively	474,200	460,800
Inventories	331,600	308,900
Short-term deferred tax assets	36,100	42,700
Other current assets	119,600	75,500

Total current assets	1,873,400	1,529,300

Property, plant and equipment, at cost	637,700	598,800
Less accumulated depreciation and amortization	301,800	270,900

Net property, plant and equipment	335,900	327,900
Goodwill	614,400	607,400
Core technologies, net	379,000	397,500
Other intangibles assets, net	139,500	142,800
Deferred tax assets	84,800	78,400
Other assets	76,200	88,200

Total assets	$3,503,200	$3,171,500

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities
Short-term borrowings	$—	$80,500
Accounts payable	59,500	51,400
Accrued expenses	299,500	142,300
Accrued compensation and benefits	92,300	121,600
Income taxes payable	1,000	1,900

Total current liabilities	452,300	397,700

Long-term debt	901,100	896,900
Other long-term liabilities	259,400	230,400
Deferred income taxes	15,900	15,000
Commitments and contingencies	—	—
Shareholders’ investment:
Preferred stock, $1 par value, authorized 5,000,000 shares; none issued	—	—
Common stock, $0.25 par value, authorized 600,000,000 shares; issued and outstanding 86,646,307 shares at June 30, 2011 and 84,973,586 shares at December 31, 2010	21,600	21,300
Capital in excess of par value	1,285,700	1,146,400
Retained earnings	571,600	520,000
Accumulated other comprehensive loss	(4,400)	(56,200)

Total shareholders’ investment	1,874,500	1,631,500

Total liabilities and shareholders’ investment	$3,503,200	$3,171,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT

(dollars in thousands except share amounts, unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comp. (Loss) Inc.	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2010	84,973,586	$21,300	$1,146,400	$520,000	$(56,200)	$—	$1,631,500
Net income	—	—	—	84,100	—	—	84,100
Available-for-sale securities (net of $700 taxes)	—	—	—	—	(2,100)	—	(2,100)
Change in derivative instruments designated as cash flow hedges (net of $100 taxes)	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	51,300	—	51,300
Amortization of items included in net periodic benefit cost (net of $1,400 taxes)	—	—	—	—	2,600	—	2,600

Total comprehensive income							135,900
Cash dividends declared in current year	—	—	—	(32,500)	—	—	(32,500)
Issuance of common stock	1,672,721	300	91,700	—	—	—	92,000
Share-based compensation	—	—	25,400	—	—	—	25,400
Tax benefit relating to share-based compensation plans	—	—	22,200	—	—	—	22,200

Balance at June 30, 2011	86,646,307	$21,600	$1,285,700	$571,600	$(4,400)	$—	$1,874,500

Balance at December 31, 2009	95,917,095	$24,000	$1,060,900	$1,133,400	$(24,700)	$12,300	$2,205,900
Net income	—	—	—	245,500	—	400	245,900
Change in derivative instruments designated as cash flow hedges (net of $1,500 taxes)	—	—	—	—	3,800	—	3,800
Foreign currency translation adjustment	—	—	—	—	(82,000)	—	(82,000)
Amortization of items included in net periodic benefit cost (net of $1,200 taxes)	—	—	—	—	2,300	—	2,300

Total comprehensive income							170,000
Cash dividends declared in current year	—	—	—	(33,400)	—	—	(33,400)
Issuance of common stock	555,768	100	22,000	—	—	—	22,100
Share-based compensation	—	—	27,400	—	—	—	27,400
Purchase of common stock	(2,825,000)	(700)	—	(231,000)	—	—	(231,700)
Tax benefit relating to share-based compensation plans	—	—	5,900	—	—	—	5,900
Purchase of noncontrolling interest	—	—	(13,200)	—	—	(12,700)	(25,900)

Balance at June 30, 2010	93,647,863	$23,400	$1,103,000	$1,114,500	$(100,600)	$—	$2,140,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$84,100	$245,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,800	49,500
Purchased research and development	3,000	500
Restructuring	(1,100)	—
Legal settlements and commitments	187,200	—
Deferred income taxes	(2,100)	(9,900)
Share-based compensation	25,600	27,500
Inventory reserves and provision for doubtful accounts	5,400	10,900
Other noncash items	(600)	(600)
Changes in assets and liabilities:
Accounts receivable	(11,500)	(11,800)
Inventories	(16,400)	(12,600)
Current liabilities	(13,100)	(3,200)
Taxes	(12,700)	(2,700)
Other, net	4,800	1,800

Net cash provided by operating activities	309,400	295,300

Cash flows from investing activities:
Capital expenditures	(31,700)	(20,300)
Change in short term investments, net	—	(12,600)
Payments made for purchases of businesses, net of cash acquired	—	(75,900)
Payments made for intangibles	(9,000)	(1,400)

Net cash used in investing activities	(40,700)	(110,200)

Cash flows from financing activities:
Change in short-term borrowings, net	(80,500)	30,000
Purchase of noncontrolling interest	—	(25,900)
Proceeds from exercises under share-based compensation plans, net	81,500	10,900
Excess tax benefit relating to share-based compensation plans	19,800	5,500
Purchase of common stock	—	(231,700)
Dividends paid	(31,400)	(32,900)
Other	(2,200)	(4,400)

Net cash used in financing activities	(12,800)	(248,500)

Effect of exchange rate changes on cash and cash equivalents	14,600	(18,100)

Increase (decrease) in cash and cash equivalents during the period	270,500	(81,500)

Balance at January 1	641,400	674,400

Balance at June 30	$911,900	$592,900

Supplemental cash flow information
Cash paid for:
Interest	$5,900	$5,800
Income taxes	97,600	118,100

Non-cash transactions:
Purchase of business and related costs	$—	$1,200
Dividends declared, not paid	16,600	17,000
Receipt of foreign government bonds	16,600	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of C. R. Bard, Inc. and its subsidiaries (the “company” or “Bard”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in Bard’s 2010 Annual Report on Form 10-K. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in Bard’s 2010 Annual Report on Form 10-K. The preparation of these financial statements requires the company to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities at the date of the financial statements. These financial statements include all normal and recurring adjustments necessary for a fair presentation. The accounts of most foreign subsidiaries are consolidated as of and for the quarters ended May 31, 2011 and May 31, 2010 and as of November 30, 2010. No events occurred related to these foreign subsidiaries during the months of June 2011, June 2010 (other than the impact of the write-down of accounts receivable in Greece), or December 2010 that materially affected the financial position or results of operations of the company. The results for the interim periods presented are not necessarily indicative of the results expected for the year.

New Accounting Pronouncements Not Yet Adopted

In June 2011, the Financial Accounting Standards Board issued a new statement that eliminates the current option to report other comprehensive income and its components in the consolidated statements of shareholders’ investment. Under this statement, the company can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. This statement will be effective as of the beginning of Bard’s 2012 fiscal year and will be retrospectively applied to all prior periods presented.

2. Initiatives

On December 15, 2010, the company entered into an accelerated share repurchase (“ASR”) agreement with a bank to repurchase $750 million of the company’s outstanding common stock. The company received 8.1 million shares upon initial settlement under the ASR transaction. The initial settlement is subject to an adjustment related to a forward purchase contract based on the volume-weighted average share price of the company’s common stock during a predetermined period of less than one year, less a discount. Upon final settlement of the forward purchase contract, the company will either receive a settlement amount of additional shares of its common stock or be required to remit a settlement amount, payable, at the company’s option, in cash or common stock. If the forward purchase contract had been settled at June 30, 2011, the company would have been required to remit approximately 640,000 shares or the amount of cash equivalent to the settlement amount to the bank counterparty.

3. Restructuring

On December 9, 2010, the company committed to a plan (the “2010 Restructuring Plan”) to improve its overall cost structure and enhance operational effectiveness. The 2010 Restructuring Plan includes the realignment of certain manufacturing, sales and marketing, and administrative functions. In connection with this plan, the company recorded employee separation costs under the company’s existing severance programs and other costs related to one-time employee termination benefits of $16.7 million ($11.4 million after tax) in the fourth quarter of 2010. At June 30, 2011, the remaining liability related to this restructuring charge was $3.9 million, which reflects cash payments of $11.7 million and a reversal of $1.1 million of these costs. The company expects activities under the 2010 Restructuring Plan to be substantially complete by the end of 2011.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Earnings per Common Share

Earnings per share (“EPS”) is computed under the two-class method using the following common share information:

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(dollars and shares in millions)
EPS Numerator:
Net (loss) income attributable to common shareholders	$(47.8)	$124.6	$84.1	$245.5
Less: Income allocated to participating securities	—	1.4	1.7	2.8

Net (loss) income available to common shareholders	$(47.8)	$123.2	$82.4	$242.7

EPS Denominator:
Weighted average common shares outstanding	86.2	94.4	85.8	94.9
Dilutive common share equivalents, primarily from share-based compensation plans	—	1.2	2.0	1.2

Weighted average common and common equivalent shares outstanding, assuming dilution	86.2	95.6	87.8	96.1

For the quarter ended June 30, 2011, approximately 2.4 million common share equivalents primarily from share-based compensation plans were not included in the computation of diluted weighted average shares outstanding because their effect would have been antidilutive.

5. Income Taxes

The effective tax rate for both the quarter and six months ended June 30, 2011 reflected the discrete tax effect of a charge for legal settlements, primarily related to the Hernia Product Claims (see Note 8 of the notes to the condensed financial statements), that were incurred in a low tax jurisdiction. At June 30, 2011, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was $47.7 million (of which $45.5 million would impact the effective tax rate, if recognized) plus $7.2 million of accrued interest. At December 31, 2010, the liability for unrecognized tax benefits was $53.6 million plus $11.4 million of accrued interest. Depending upon open tax examinations and/or the expiration of applicable statutes of limitation, the company believes it is reasonably possible that the total amount of unrecognized tax benefits may decrease by up to $14.5 million within the next 12 months.

6. Financial Instruments

Foreign Exchange Derivative Instruments

The company enters into readily marketable forward and option contracts with financial institutions to help reduce its exposure to foreign currency exchange rate fluctuations. These contracts limit volatility because gains and losses associated with foreign currency exchange rate movements are generally offset by movements in the underlying hedged item. The notional value of the company’s forward currency and option currency contracts was $209.7 million and $182.7 million at June 30, 2011 and December 31, 2010, respectively. For further discussion regarding the company’s use of derivative instruments, see Note 1 of the consolidated financial statements in Bard’s 2010 Annual Report on Form 10-K.

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

The location and fair values of derivative instruments segregated between those derivatives that are designated as hedging instruments and those that are not designated as hedging instruments recognized in the condensed consolidated balance sheets are as follows:

	Balance Sheet Location	Fair Value of Derivatives
Derivatives Designated as Hedging Instruments		June 30, 2011	December 31, 2010
(dollars in millions)
Forward currency contracts	Other current assets	$3.5	$2.8
Option currency contracts	Other current assets	1.6	1.5
Option currency contracts	Other assets	1.6	—
Interest rate swap contract	Other assets	4.7	0.7

		$11.4	$5.0

Forward currency contracts	Accrued expenses	$1.3	$1.1

		$1.3	$1.1

Derivatives Not Designated as Hedging Instruments
(dollars in millions)
Forward currency contracts	Other current assets	$6.4	$—
Forward currency contracts	Other assets	—	1.8

		$6.4	$1.8

The location and amounts of gains and losses on derivative instruments designated as cash flow hedges and the impact on the condensed consolidated statements of shareholders’ investment are as follows:

	Gain/(Loss) Recognized in Other Comprehensive Income		Location of Gain/(Loss) Reclassified from Accumulated Other Comp. Loss to Income	Gain/(Loss) Reclassified from Accumulated Other Comp. Loss to Income
	Quarter Ended June 30,			Quarter Ended June 30,
	2011	2010		2011		2010
(dollars in millions)
Forward currency contracts	$—	$(0.7)	Costs of goods sold	$0.3		$—
Option currency contracts	0.5	1.8	Costs of goods sold	—		(0.3)

	$0.5	$1.1		$0.3		$(0.3)

	Gain/(Loss) Recognized in Other Comprehensive Income		Location of Gain/(Loss) Reclassified from Accumulated Other Comp. Loss to Income	Gain/(Loss) Reclassified from Accumulated Other Comp. Loss to Income
	Six Months Ended June 30,			Six Months Ended June 30,
	2011	2010		2011		2010
(dollars in millions)
Forward currency contracts	$0.1	$0.6	Costs of goods sold	$0.9		$(1.1)
Option currency contracts	(0.1)	3.2	Costs of goods sold	—		(0.1)

	$—	$3.8		$0.9	(A)	$(1.2	)(A)

(A)	The tax effect of the amount reclassified from accumulated other comprehensive loss to income was $0.6 million and $0.7 million at June 30, 2011 and 2010, respectively.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The location and amounts of gains and losses on the derivative instrument designated as a fair value hedge are as follows:

	Income Statement Location	Gain Recognized on Swap		(Loss) Recognized on Long-Term Debt
		Quarter Ended June 30,	Six Months Ended June 30,	Quarter Ended June 30,	Six Months Ended June 30,
		2011	2011	2011	2011
(dollars in millions) Interest rate swap contract	Interest expense	$5.7	$4.0	$(5.7)	$(4.0)

The location and amounts of gains and losses on derivative instruments not designated as hedging instruments are as follows:

		Gain Recognized in Earnings
	Income Statement Location	Quarter Ended June 30,	Six Months Ended June 30,
		2011	2011
(dollars in millions) Forward currency contracts(A)	Other (income) expense, net	$2.7	$4.6

(A)	These derivative contracts mitigate changes in the value of remeasured foreign currency denominated monetary loans attributable to changes in foreign currency exchange rates.

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

The following table summarizes financial assets measured at fair value on a recurring basis:

	June 30, 2011	December 31, 2010
(dollars in millions)
Foreign government bonds	$15.6	$—
Forward currency contracts	8.6	3.5
Option currency contracts	3.2	1.5
Interest rate swap contract	4.7	0.7

The fair values were measured using significant other observable inputs and valued by reference to similar financial instruments, adjusted for restrictions and other terms specific to each instrument. All of these financial instruments are categorized as Level 2 under the fair value hierarchy.

Financial Instruments not Measured at Fair Value

There were no outstanding short-term borrowings, including commercial paper borrowings, at June 30, 2011. The fair value of commercial paper borrowings of $80.5 million at December 31, 2010 approximated its carrying value. The company maintains a committed syndicated bank credit facility with a $400 million five-year

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

credit agreement that expires in June 2012. The credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The facility includes pricing based on the company’s long-term credit rating and includes a financial covenant that limits the amount of total debt to total capitalization.

The estimated fair value of long-term debt, including the effect of the related interest rate swap contract, was $997.4 million and $937.7 million at June 30, 2011 and December 31, 2010, respectively. The fair value was estimated using dealer quotes for similarly-rated debt instruments over the remaining contractual term of the company’s obligation. Long-term debt is categorized as Level 2 under the fair value hierarchy.

Concentration Risk

Accounts receivable balances include sales to government-supported healthcare systems outside the United States. The company continues to monitor sovereign debt issues and economic conditions in Greece, Spain, Portugal and other countries in southern Europe and evaluates accounts receivable in these countries for potential collection risks. Deteriorating credit and economic conditions and other factors in these countries have resulted in, and may continue to result in, an increase in the average length of time that it takes to collect these accounts receivable and may require the company to re-evaluate the collectability of these receivables in future periods.

The company is experiencing significant delays in the collection of accounts receivable associated with the national healthcare system in Greece, which amounted to $14.3 million and $32.8 million, at June 30, 2011 and December 31, 2010, respectively. The Greek government adopted as law in August 2010 a plan to settle its outstanding debts from 2007 through 2009, primarily by issuing non-interest bearing bonds with maturities of one to three years. In December 2010, the Greek government began the process of issuing these bonds. As of June 30, 2011, the company had received $16.6 million of bonds, net of discount, in settlement of 2007 through 2009 accounts receivable. These bonds are classified as available-for-sale investments and reported at fair value.

7. Inventories

Inventories consisted of:

	June 30, 2011	December 31, 2010
(dollars in millions)
Finished goods	$195.6	$176.3
Work in process	24.3	18.6
Raw materials	111.7	114.0

	$331.6	$308.9

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Product Liability Matters

As of July 21, 2011, approximately 1,890 federal and 1,655 state lawsuits involving individual claims by approximately 3,660 plaintiffs, as well as two putative class actions in the United States and four putative class actions in various Canadian provinces, have been filed or asserted against the company with respect to its Composix® Kugel® and certain other hernia repair implant products (collectively, the “Hernia Product Claims”). One of the U.S. class action lawsuits consolidates ten previously-filed U.S. class action lawsuits. The putative class actions, none of which has been certified, seek (i) medical monitoring, (ii) compensatory damages, (iii) punitive damages, (iv) a judicial finding of defect and causation and/or (v) attorneys’ fees. Approximately 1,630 of the state lawsuits, involving individual claims by a substantially equivalent number of plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions. The Hernia Product Claims also generally seek damages for personal injury resulting from use of the products. The company voluntarily recalled certain sizes and lots of the Composix® Kugel® products beginning in December 2005.

On June 22, 2007, the Judicial Panel on Multidistrict Litigation transferred Composix® Kugel® lawsuits pending in federal courts nationwide into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island. The MDL court subsequently determined to include other hernia repair products of the company in the MDL proceeding. The first MDL trial was completed in April 2010 and resulted in a judgment for the company based on the jury’s finding that the company was not liable for the plaintiff’s damages. The second MDL trial was completed in August 2010 and resulted in a judgment for the plaintiff of $1.5 million. On June 30, 2011, the company announced that it had reached agreements in principle with various plaintiffs’ law firms to settle the majority of its existing Hernia Product Claims. Each agreement is subject to certain conditions, including requirements for participation in the proposed settlements by a certain minimum number of plaintiffs. In addition, the company is engaging in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Hernia Product Claims, and intends to vigorously defend Hernia Product Claims that do not settle, including through litigation. Based on these events, the company recorded to other (income) expense, net, a charge of $184.3 million ($180.6 million after tax) in the second quarter of 2011 which recognizes the estimated costs of settling all Hernia Product Claims, including asserted and unasserted claims, and costs to administer the settlements. The charge excludes any costs associated with pending putative class action lawsuits. The company cannot give any assurances that the actual costs incurred with respect to the Hernia Product Claims will not exceed the amount of the charge together with amounts previously accrued. The company cannot give any assurances that the resolution of the Hernia Product Claims that have not settled, including asserted and unasserted claims and the putative class action lawsuits, will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity. For more information, see Item 1A. “Risk Factors” in Bard’s 2010 Annual Report on Form 10-K.

As of July 21, 2011, product liability lawsuits involving individual claims by approximately 190 plaintiffs have been filed or asserted against the company in various federal and state jurisdictions alleging personal injuries associated with the use of the company’s women’s health products, principally its Avaulta® line of pelvic

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

floor reconstruction products (collectively, the “Women’s Health Product Claims”). The Women’s Health Product Claims generally seek damages for personal injury resulting from use of the products. With respect to certain of these claims, the company believes that one of its suppliers has an obligation to defend and indemnify the company. On October 12, 2010, the Judicial Panel on Multidistrict Litigation transferred the Women’s Health Product Claims involving Avaulta® products pending in federal courts nationwide into an MDL for coordinated pre-trial proceedings in the United States District Court for the Southern District of West Virginia. Approximately 110 of the Women’s Health Product Claims involving Avaulta® products are pending in federal courts and have been or will be transferred to the MDL, with the remainder of the Women’s Health Product Claims in various state or federal courts. While the company intends to vigorously defend the Women’s Health Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

As of July 21, 2011, product liability lawsuits involving individual claims by approximately 35 plaintiffs have been filed or asserted against the company in various federal and state jurisdictions alleging personal injuries associated with the use of the company’s vena cava filter products. In addition, a putative class action lawsuit has been filed against the company in California state court on behalf of plaintiffs who are alleged to have no present injury (all lawsuits, collectively, the “Filter Product Claims”). The putative class action, which has not been certified, seeks: (i) medical monitoring; (ii) punitive damages; (iii) a judicial finding of defect and causation; and/or (iv) attorneys’ fees. While the company intends to vigorously defend the Filter Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

In most product liability litigations of this nature, including the Hernia Product Claims, the Women’s Health Product Claims and the Filter Product Claims, plaintiffs allege a wide variety of claims, ranging from allegations of serious injury caused by the products to efforts to obtain compensation notwithstanding the absence of any injury. In many of these cases, the company has not yet received and reviewed complete information regarding the plaintiffs and their medical conditions, and consequently, is unable to fully evaluate the claims. The company expects that it will receive and review additional information regarding the unsettled Hernia Product Claims, the Women’s Health Product Claims, the Filter Product Claims and related matters as these cases progress.

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

In connection with the Hernia Product Claims, the company is in dispute with one of its excess insurance carriers relating to an aggregate of $25 million of insurance coverage. Regardless of the outcome of this dispute, the company’s insurance coverage with respect to the Hernia Product Claims has been depleted.

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

On February 21, 2007, Southeast Missouri Hospital (“Southeast”) filed a putative class action complaint on behalf of itself and all others similarly situated against the company and another manufacturer, Tyco International, Inc., which was subsequently dismissed from the action. The complaint was later amended to add St. Francis Medical Center (“St. Francis”) as an additional named plaintiff. The action was re-named as St. Francis Medical Center, et al. v. C. R. Bard, Inc., et al. (Civil Action No. 1:07-cv-00031, United States District Court, Eastern District of Missouri, Southeastern District) when the court denied Southeast’s motion to serve as a class representative and dismissed Southeast from the lawsuit. In September 2008, the court granted St. Francis’s motion for class certification and determined the measurement period for any potential damages. St. Francis alleges that the company conspired to exclude competitors from the urological catheter market and that the company sought to maintain market share by engaging in conduct in violation of state and federal antitrust laws. St. Francis seeks injunctive relief and presented an expert report that calculates damages of up to approximately $320 million, a figure that the company believes is unsupported by the facts. The company’s expert report establishes that, even assuming a determination adverse to the company, the plaintiffs suffered no damages. In September 2009, the District Court granted the company’s summary judgment motion and dismissed with prejudice all counts in this action. St. Francis appealed the Court’s decision to the Eighth Circuit Court of Appeals (“Court of Appeals”). In August 2010, the Court of Appeals affirmed the decision of the District Court. In October 2010, the Court of Appeals granted St. Francis’s request for a re-hearing of its appeal. In June 2011, the Court of Appeals again affirmed the decision of the District Court. St. Francis has again filed a request for a re-hearing of its appeal to the Court of Appeals. The company intends to defend this matter vigorously. If, however, St. Francis is ultimately successful, any damages awarded under the federal antitrust laws will be subject to statutory trebling and St. Francis’s attorneys would be entitled to an award of reasonable fees and costs. At this time, it is not possible to assess the likelihood of an adverse outcome or determine an estimate, or a range of estimates, of potential damages. The company cannot give any assurances that this matter will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

In December 2007, a U.S. District Court jury in Arizona found that certain of W.L. Gore & Associates Inc.’s (“Gore”) ePTFE vascular grafts and stent-grafts infringe the company’s patent number 6,436,135. The jury upheld the validity of the patent and awarded the company $185 million in past damages. The jury also found that Gore willfully infringed the patent. In a second phase of the trial, the Court ruled that Gore failed to prove that the patent is unenforceable due to inequitable conduct. In March 2009, the U.S. District Court doubled the jury award to approximately $371 million for damages through June 2007. The Court also awarded the company attorneys’ fees of $19 million and prejudgment interest of approximately $20 million. In addition, the Court denied Gore’s remaining motions, including its motions for a new trial and to set aside the jury’s verdict. In July 2010, the U.S. District Court awarded the company approximately $109 million in additional damages for the period from July 2007 through March 2009. The Court also assessed a royalty rate of between 12.5% and 20%, depending on the product, that will be used to calculate damages for Gore’s infringing sales from April 2009 through the expiration of the patent. Gore has deposited with the Court an additional approximately $232 million, representing Gore’s calculation of royalties for its infringing sales through March 2011. Gore has appealed this matter to the Court of Appeals for the Federal Circuit and oral argument was heard on May 3, 2011. Because the company considers this matter a gain contingency, no amounts have been recorded as of June 30, 2011. Even if

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the company is ultimately successful in this lawsuit, it cannot give any assurances that royalties for Gore’s future infringing sales will remain at or near historic levels.

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

The company is unable to estimate the reasonably possible losses or range of losses, if any, arising from product liability matters and other legal matters. Under U.S. generally accepted accounting principles, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight”. With respect to the Women’s Health Product Claims, the Filter Product Claims and the putative class action lawsuits that are part of the Hernia Product Claims, the company is unable to estimate a range of reasonably possible losses for the following reasons: (i) the proceedings are in early stages; (ii) the company has not received and reviewed complete information regarding the plaintiffs and their medical conditions; and/or (iii) there are significant factual issues to be resolved. In addition, with respect to the putative class action lawsuits that are part of the Hernia Product Claims and the Filter Product Claims, there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class.

The company regularly monitors and evaluates the status of product liability and other legal matters, and may from time-to-time engage in settlement and mediation discussions taking into consideration developments in the matters and the risks and uncertainties surrounding litigation. These discussions could result in settlements of one or more of these claims at any time.

Accruals for product liability and other legal matters amounted to $244.5 million and $54.4 million at June 30, 2011 and December 31, 2010, respectively. On July 13, 2011, the company made a payment of approximately $117 million to an escrow account to satisfy, subject to certain settlement conditions, certain of these claims. The company also has receivables from insurance companies amounting to $60.2 million and $54.6 million at June 30, 2011 and December 31, 2010, respectively, of which $25 million, at June 30, 2011, is the subject of a dispute with an excess insurance carrier, as noted above. After considering the nature of the claims,

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

coverage provisions under the policies, relevant legal issues, the advice and judgment of outside legal counsel, and other pertinent factors, the company believes its claims are meritorious and that it will collect these receivables.

9. Share-Based Compensation Plans

The company may grant a variety of share-based payments under the 2003 Long Term Incentive Plan of C. R. Bard, Inc., as amended and restated (the “2003 Plan”), and the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc., as amended and restated (the “Directors’ Plan”), to certain directors, officers and employees. The total number of remaining shares at June 30, 2011 that may be issued under the 2003 Plan was 4,344,899 and under the Directors’ Plan was 58,366. Awards under the 2003 Plan may be in the form of stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, unrestricted stock and other stock-based awards. Awards under the Directors’ Plan may be in the form of stock awards, stock options or stock appreciation rights. The company has two employee stock purchase programs.

Amounts recognized for share-based compensation are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(dollars in millions)
Total cost of share-based compensation plans	$11.3	$12.8	$25.4	$27.4
Amounts capitalized in inventory and fixed assets	(0.2)	(0.4)	(0.6)	(0.8)
Amounts recognized in income for amounts previously capitalized in inventory and fixed assets	0.4	0.4	0.8	0.9

Amounts charged against income	$11.5	$12.8	$25.6	$27.5

As of June 30, 2011, there were $76.5 million of unrecognized compensation expenses related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately three years. The company has sufficient shares to satisfy expected share-based payment arrangements in 2011.

10. Pension and Other Postretirement Benefit Plans

Defined Benefit Pension Plans - The company has both tax-qualified and nonqualified, noncontributory defined benefit pension plans that together cover certain domestic and foreign employees. These plans provide benefits based upon a participant’s compensation and years of service.

The components of net periodic pension cost are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(dollars in millions)
Service cost, net of employee contributions	$6.8	$6.1	$13.5	$12.3
Interest cost	4.7	4.8	9.4	9.5
Expected return on plan assets	(5.9)	(5.5)	(11.7)	(11.0)
Amortization	2.0	1.7	4.0	3.4

Net periodic pension cost	$7.6	$7.1	$15.2	$14.2

Other Postretirement Benefit Plan - The company does not provide subsidized postretirement healthcare benefits and life insurance coverage except for a limited number of former employees. As this plan is unfunded,

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contributions are made as benefits are incurred. The net periodic benefit expense was $0.1 million and $0.2 million for the quarters ended June 30, 2011 and 2010, respectively. The net periodic benefit expense was $0.3 million and $0.4 million for the six months ended June 30, 2011 and 2010, respectively.

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

Net sales based on the location of external customers by geographic region are:

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(dollars in millions)
United States	$479.9	$464.9	$967.0	$919.4
Europe	138.0	121.1	256.1	238.3
Japan	35.0	33.0	67.8	61.6
Other	72.1	54.9	134.4	105.4

	$725.0	$673.9	$1,425.3	$1,324.7

Total net sales by product group category are:
	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(dollars in millions)
Vascular	$215.2	$187.5	$413.5	$359.9
Urology	182.7	179.7	362.2	354.0
Oncology	192.8	178.3	379.2	352.3
Surgical Specialties	110.9	106.2	225.8	215.4
Other	23.4	22.2	44.6	43.1

	$725.0	$673.9	$1,425.3	$1,324.7

Other information is:
	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(dollars in millions)
Depreciation	$13.5	$13.0	$26.8	$25.8

Amortization	$15.1	$12.2	$30.0	$23.7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The company designs, develops, manufactures, packages, distributes and sells medical, surgical, diagnostic and patient care devices. The company sells a broad range of products to hospitals, individual healthcare professionals, extended care health facilities and alternate site facilities on a global basis. Outside the United States, Europe and Japan are the company’s largest markets, while certain emerging markets in Asia and Latin America are the company’s fastest growing markets. In general, the company’s products are intended to be used once and then discarded or implanted either temporarily or permanently. The company reports sales in four major product group categories: vascular; urology; oncology; and surgical specialties. The company also has a product group of other products.

The company’s earnings are driven by its ability to continue to generate sales of its products and improve operating efficiency. Bard’s ability to increase sales over time depends upon its success in developing, acquiring and marketing differentiated products that meet the needs of clinicians and their patients. For the six months ended June 30, 2011, the company’s research and development (“R&D”) expense as a percentage of net sales was 6.7%. The company expects R&D expense as a percentage of net sales to continue to increase up to a range of 9% to 10% over the course of the next several years. The company also makes selective acquisitions of businesses, products and technologies, generally focusing on small-sized transactions to provide ongoing growth opportunities. In addition, the company may from time-to-time consider acquisitions of larger, established companies. The company may also periodically divest lines of business in which it is not able to reasonably attain or maintain a leadership position in the market or for other strategic reasons.

Recent Developments

On June 30, 2011, the company announced that it had reached agreements in principle with various plaintiffs’ law firms to settle the majority of its existing Hernia Product Claims (see Note 8 of the notes to condensed consolidated financial statements). Based on these events, the company recorded to other (income) expense, net, a charge of $184.3 million ($180.6 million after tax) in the second quarter of 2011 which recognizes the estimated costs of settling all Hernia Product Claims, including asserted and unasserted claims, and costs to administer the settlements. The charge excludes any costs associated with pending putative class action lawsuits. On July 13, 2011, the company made a payment of approximately $117 million to an escrow account to satisfy, subject to settlement conditions, certain of these claims. The remaining payments for settled Hernia Product Claims are expected to be made over the next several quarters. All of the settlement amounts were funded or are expected to be funded using cash from a foreign subsidiary where these products were manufactured.

Results of Operations

Net Sales

Bard’s consolidated net sales for the quarter ended June 30, 2011 increased 8% on a reported basis (5% on a constant currency basis) compared to the same period in the prior year. Bard’s consolidated net sales for the six months ended June 30, 2011 increased 8% on a reported basis (7% on a constant currency basis) compared to the same period in the prior year. Net sales “on a constant currency basis” is a non-GAAP measure and should not be viewed as a replacement of GAAP results. See “Management’s Use of Non-GAAP Measures” below. Price changes had the effect of decreasing consolidated net sales for the quarter and six months ended June 30, 2011 by approximately 80 and 50 basis points, respectively, as compared to the same periods in the prior year. Exchange rate fluctuations had the effect of increasing consolidated net sales for the quarter and six months ended June 30, 2011 by 3% and 1% respectively, as compared to the same periods in the prior year. The primary exchange rate movement that impacts net sales is the movement of the Euro compared to the U.S. dollar. The impact of exchange rate movements on net sales is not indicative of the impact on net earnings due to the offsetting impact of exchange rate movements on operating costs and expenses, costs incurred in other currencies and the company’s hedging activities.

Bard’s United States net sales of $479.9 million for the quarter ended June 30, 2011 increased 3% compared to $464.9 million in the prior year quarter. Growth in United States net sales for the current quarter was lower than in recent quarters, a trend that may continue. International net sales of $245.1 million for the quarter ended June 30, 2011 increased 17% on a reported basis (10% on a constant currency basis) compared to $209.0 million in the prior year quarter. Bard’s United States net sales of $967.0 million for the six months ended June 30, 2011 increased 5% compared to $919.4 million in the prior year period. International net sales of $458.3 million for the six months ended June 30, 2011 increased 13% on a reported basis (10% on a constant currency basis) compared to $405.3 million in the prior year period.

A summary of net sales by product group category is as follows:

Product Group Summary of Net Sales

	Quarter Ended June 30,				Six Months Ended June 30,
	2011	2010	Change	Constant Currency	2011	2010	Change	Constant Currency
(dollars in millions)
Vascular	$215.2	$187.5	15%	11%	$413.5	$359.9	15%	13%
Urology	182.7	179.7	2%	—	362.2	354.0	2%	1%
Oncology	192.8	178.3	8%	6%	379.2	352.3	8%	7%
Surgical Specialties	110.9	106.2	4%	3%	225.8	215.4	5%	4%
Other	23.4	22.2	5%	4%	44.6	43.1	3%	3%

Total net sales	$725.0	$673.9	8%	5%	$1,425.3	$1,324.7	8%	7%

Vascular Products - Bard markets a wide range of products for the peripheral vascular market, including endovascular products, electrophysiology products and vascular graft products. The increase in consolidated net sales of vascular products for the quarter and six months ended June 30, 2011 compared to the prior year periods was due primarily to growth in endovascular products. United States net sales of vascular products for the quarter ended June 30, 2011 increased 12% compared to the prior year quarter. International net sales of vascular products for the quarter ended June 30, 2011 increased 18% on a reported basis (11% on a constant currency basis) compared to the prior year quarter. United States net sales of vascular products for the six months ended June 30, 2011 increased 16% compared to the prior year period. International net sales of vascular products for the six months ended June 30, 2011 increased 14% on a reported basis (11% on a constant currency basis) compared to the prior year period.

Consolidated net sales of endovascular products for the quarter ended June 30, 2011 increased 20% on a reported basis (18% on a constant currency basis) compared to the prior year quarter (including 12 percentage points on a reported basis (11 percentage points on a constant currency basis) from the addition of the SenoRx biopsy products acquired in July 2010). Consolidated net sales of endovascular products for the six months ended June 30, 2011 increased 21% on a reported basis (20% on a constant currency basis) compared to the prior year period (including 12 percentage points on a reported basis (11 percentage points on a constant currency basis) from the SenoRx biopsy products mentioned above). Percutaneous transluminal angioplasty balloon catheters and biopsy products were also contributors to the growth in this category for the quarter and six months ended June 30, 2011.

Consolidated net sales of electrophysiology products for the quarter ended June 30, 2011 increased 4% on a reported basis (decreased 1% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of electrophysiology products for the six months ended June 30, 2011 increased 1% on a reported basis (decreased 1% on a constant currency basis) compared to the prior year period. The net sales increase for the quarter and six months ended June 30, 2011 was driven primarily by sales of steerable diagnostic catheters.

Consolidated net sales of vascular graft products for the quarter ended June 30, 2011 decreased 2% on a reported basis (5% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of vascular graft products for the six months ended June 30, 2011 decreased 2% on a reported basis (3% on a constant currency basis) compared to the prior year period.

Urology Products - Bard markets a wide range of products for the urology market, including basic drainage products, continence products and urological specialty products. Bard also markets StatLock® catheter stabilization products, which are used to secure many types of catheters sold by Bard and other companies. The majority of basic drainage products, StatLock® catheter stabilization products and certain urological specialty products are sold through distributors. The increase in consolidated net sales of urology products for the quarter and six months ended June 30, 2011 compared to the prior year periods was led by growth in sales of basic drainage products and StatLock® products partially offset by a decrease in the sales of continence products. United States net sales of urology products for the quarter ended June 30, 2011 decreased 3% compared to the prior year quarter. International net sales of urology products for the quarter ended June 30, 2011 increased 15% on a reported basis (7% on a constant currency basis) compared to the prior year quarter. United States net sales of urology products for the six months ended June 30, 2011 decreased 1% compared to the period year period. International net sales of urology products for the six months ended June 30, 2011 increased 12% on a reported basis (8% on a constant currency basis) compared to the prior year period.

Consolidated net sales of basic drainage products for the quarter ended June 30, 2011 increased 4% on a reported basis (3% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of infection control Foley catheter products for the quarter ended June 30, 2011 decreased 1% on a reported basis (2% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of basic drainage products for the six months ended June 30, 2011 increased 4% on a reported basis (3% on a constant currency basis). Consolidated net sales of infection control Foley catheter products for the six months ended June 30, 2011 increased 1% on a reported basis and were flat on a constant currency basis compared to the prior year period.

Consolidated net sales of continence products for the quarter ended June 30, 2011 decreased 15% on a reported basis (17% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of continence products for the six months ended June 30, 2011 decreased 11% on a reported basis (12% on a constant currency basis) compared to the prior year period. Net sales for the quarter and six months ended June 30, 2011 were impacted by the discontinuation of sales of a bulking continence product and by a decline in sales of surgical continence products, a trend that may continue.

Consolidated net sales of urological specialty products for the quarter ended June 30, 2011 increased 7% on a reported basis (2% on a constant currency basis) compared to the prior year. Consolidated net sales of brachytherapy products for the quarter ended June 30, 2011 increased 7% on a reported basis (flat on a constant currency basis) compared to the prior year period. Consolidated net sales of urological specialty products for the six months ended June 30, 2011 increased 2% on a reported basis (1% on a constant currency basis) compared to the prior year period. Consolidated net sales of brachytherapy products for the six months ended June 30, 2011 decreased 3% on a reported basis (4% on a constant currency basis) compared to the prior year period. The brachytherapy market has been losing procedural share to alternative therapies, a trend that may continue.

Consolidated net sales of the StatLock® catheter stabilization product line for the quarter ended June 30, 2011 increased 4% on a reported basis (3% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of the StatLock® catheter stabilization product line for the six months ended June 30, 2011 increased 8% on a reported basis (7% on a constant currency basis) compared to the prior year period.

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

The increase in consolidated net sales for the quarter and six months ended June 30, 2011 of oncology products compared to the same prior year periods was due primarily to growth in sales of PICCs and Ports. United States net sales of oncology products for the quarter ended June 30, 2011 increased 4% compared to the prior year quarter. International net sales of oncology products for the quarter ended June 30, 2011 increased 20% on a reported basis (12% on a constant currency basis) compared to the prior year quarter. United States net sales of oncology products for the six months ended June 30, 2011 increased 5% compared to the prior year period. International net sales of oncology products for the six months ended June 30, 2011 increased 15% on a reported basis (10% on a constant currency basis) compared to the prior year period.

Consolidated net sales of PICCs for the quarter ended June 30, 2011 increased 10% on a reported basis (9% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of PICCS for the six months ended June 30, 2011 increased 9% on a reported basis (8% on a constant currency basis) compared to the prior year period. Consolidated net sales of Ports for the quarter ended June 30, 2011 increased 8% on a reported basis (6% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of Ports for the six months ended June 30, 2011 increased 7% on both a reported and constant currency basis compared to the prior year period.

Consolidated net sales of dialysis access catheters for the quarter ended June 30, 2011 increased 8% on a reported basis (6% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of dialysis access catheters for the six months ended June 30, 2011 increased 10% on a reported basis (9% on a constant currency basis) compared to the prior year period. Consolidated net sales of vascular access ultrasound devices for the quarter ended June 30, 2011 increased 3% on a reported basis (2% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of vascular access ultrasound devices for the six months ended June 30, 2011 increased 8% on a reported basis (7% on a constant currency basis) compared to the prior year period.

Surgical Specialty Products - Surgical specialty products include soft tissue repair, performance irrigation and hemostasis product lines. The increase in consolidated net sales of surgical specialty products for the quarter and six months ended June 30, 2011 compared to the prior year period was due primarily to growth in soft tissue repair products. United States net sales of surgical specialty products for the quarter ended June 30, 2011 increased 1% compared to the prior year quarter. International net sales of surgical specialty products for the quarter ended June 30, 2011 increased 15% on a reported basis (8% on a constant currency basis) compared to the prior year quarter. United States net sales of surgical specialty products for the six months ended June 30, 2011 increased 3% compared to the prior year period. International net sales of surgical specialty products for the six months ended June 30, 2011 increased 10% on a reported basis (7% on a constant currency basis) compared to the prior year period.

The soft tissue repair product line includes synthetic and natural-tissue hernia repair implants, natural-tissue breast reconstruction implants and hernia fixation products. Consolidated net sales of soft tissue repair products for the quarter ended June 30, 2011 increased 6% on a reported basis (4% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of soft tissue repair products for the six months ended June 30, 2011 increased 8% on a reported basis (7% on a constant currency basis) compared to the prior year period. The company’s net sales in this category for the quarter and six months ended June 30, 2011 were favorably impacted by growth in sales of natural-tissue hernia repair and breast reconstruction implants.

Other Products - The other product group includes irrigation, wound drainage and certain original equipment manufacturers’ products. Consolidated net sales of other products for the quarter ended June 30, 2011 increased 5% on a reported basis (4% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of other products for the six months ended June 30, 2011 increased 3% on both a reported and constant currency basis compared to the prior year period.

Costs and Expenses

A summary of costs and expenses as a percentage of net sales is as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010(A)	2011	2010(A)

Cost of goods sold	38.0%	37.3%	37.9%	38.1%
Marketing, selling and administrative expense	27.1%	28.1%	27.4%	27.9%
Research and development expense	6.5%	6.7%	6.7%	6.5%
Interest expense	1.2%	0.4%	1.3%	0.4%
Other (income) expense, net	26.8%	0.3%	13.6%	0.2%

Total costs and expenses	99.6%	72.9%	86.9%	73.0%

(A)	Amounts do not add due to rounding.

Cost of goods sold - Cost of goods sold consists principally of the manufacturing and distribution costs of the company’s products. The category also includes royalties, amortization of intangible assets and the impact of certain hedging activities. Cost of goods sold as a percentage of net sales for the quarter ended June 30, 2011 increased 70 basis points compared to the prior year quarter. Cost of goods sold as a percentage of net sales for the six months ended June 30, 2011 decreased 20 basis points compared to the prior year period. The impact of incremental amortization of intangible assets acquired in the last 12 months increased cost of goods sold as a percentage of net sales by approximately 40 basis points over both the prior year quarter and six month period. Reductions in cost of goods sold for the six months ended June 30, 2011 were attributed primarily to cost improvements.

Marketing, selling and administrative expense - Marketing, selling and administrative expense consists principally of the costs associated with the company’s sales and administrative organizations. These costs as a percentage of net sales for the quarter ended June 30, 2011 decreased 100 basis points compared to the prior year quarter. These costs as a percentage of net sales for the six months ended June 30, 2011 decreased 50 basis points compared to the prior year period.

Research and development expense - Research and development expense consists principally of costs related to internal research and development activities, milestone payments for third-party research and development activities, and purchased R&D costs arising from the company’s business development activities. Purchased R&D may impact the comparability of the company’s results of operations between periods. Research and development expense for the quarter ended June 30, 2011 was $46.9 million, an increase of approximately 4% compared to the prior year quarter. Research and development expense for the six months ended June 30, 2011 was $94.9 million, an increase of approximately 11% compared to the prior year period. A purchased R&D charge of $3.0 million was recorded for the six months ended June 30, 2011. A purchased R&D charge of $0.5 million was recorded for the quarter and six months ended June 30, 2010.

Interest expense - Interest expense was $9.0 million and $2.8 million for the quarters ended June 30, 2011 and 2010, respectively. Interest expense was $18.1 million and $5.7 million for the six months ended June 30, 2011 and 2010, respectively. The increase in interest expense was due to the issuance of $750 million of senior unsecured notes in December 2010.

Other (income) expense, net - The components of other (income) expense, net, are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(dollars in millions)
Interest income	$(1.2)	$(0.9)	$(1.9)	$(1.6)
Foreign exchange losses	0.2	0.6	0.1	1.0
Legal settlements and commitments	195.5	—	195.5	—
Restructuring	(1.1)	—	(1.1)	—
Other, net	0.7	2.4	1.6	2.6

Total other (income) expense, net	$194.1	$2.1	$194.2	$2.0

Legal settlements and commitments—For the quarter and six months ended June 30, 2011, the amounts reflect the estimated costs of settling all Hernia Product Claims (other than the putative class action lawsuits), including costs to administer the settlements, (see Note 8 of the notes to the condensed financial statements) and certain other legal settlements and commitments.

Restructuring—See Note 3 of the notes to the condensed consolidated financial statements.

Income tax provision

The effective tax rate for both the quarter and six months ended June 30, 2011 reflected the discrete tax rate effect of a charge for legal settlements, primarily related to the Hernia Product Claims, incurred in a low tax jurisdiction.

Net (Loss) Income Attributable to Common Shareholders and (Loss) Earnings Per Share Available to Common Shareholders

The company reported net loss attributable to common shareholders and diluted loss per share available to common shareholders for the quarter ended June 30, 2011 of ($47.8) million and ($0.55), respectively. Net income attributable to common shareholders and diluted earnings per share available to common shareholders for the prior year quarter was $124.6 million and $1.29, respectively. The current year quarter reflects legal settlements and commitments of $189.5 million, or $2.10 per diluted share. The current year quarter also reflects acquisition related items, consisting of transaction costs (primarily legal costs) of $0.8 million, or $0.01 per diluted share and reflects a reversal of restructuring costs of $0.8 million, or $0.01 per diluted share. The prior year quarter reflects acquisition related items, consisting of transaction costs (primarily legal and valuation costs), integration costs and purchase accounting adjustments of $5.6 million, or $0.06 per diluted share. The prior year quarter also reflects bad debt expense of $3.8 million or $0.04 per diluted share related to the write-down of accounts receivable in Greece.

The company reported net income attributable to common shareholders and diluted earnings per share available to common shareholders for the six months ended June 30, 2011 of $84.1 million and $0.94, respectively. Net income attributable to common shareholders and diluted earnings per share available to common shareholders for the six months ended June 30, 2010 was $245.5 million and $2.53, respectively. The current year to date period reflects legal settlements and commitments, of $189.5 million, or $2.12 per diluted share. The current year to date period also reflects acquisition related items, primarily consisting of a purchased R&D charge, of $2.6 million, or $0.03 per diluted share and reflects a reversal of restructuring costs, of $0.8 million, or $0.01 per diluted share. The prior year to date period reflects acquisition related items, consisting of transaction costs (primarily legal and valuation costs), integration costs and purchase accounting adjustments of $7.1 million, or $0.07 per diluted share. The prior year six month period also reflects bad debt expense of $3.8 million or $0.04 per diluted share related to the write-down of accounts receivable in Greece.

Liquidity and Capital Resources

The company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Significant factors affecting the management of liquidity are cash flows generated from operating activities, capital expenditures, acquisitions of businesses and technologies, cash dividends and common stock repurchases. Cash provided from operations continues to be the company’s primary source of funds. The company believes that it could borrow adequate funds at competitive terms should it be necessary. The company also believes that its overall financial strength gives it sufficient financial flexibility. A summary of certain liquidity measures for Bard as of June 30 is as follows:

	2011	2010
(dollars in millions)
Working capital	$1,421.1	$1,121.2

Current ratio	4.14/1	4.97/1

Cash and cash equivalents held by the company’s foreign subsidiaries were $758.0 million and $641.4 million at June 30, 2011 and December 31, 2010, respectively. It is the company’s intention to permanently reinvest the majority of these funds outside the United States to finance foreign operations, and the company’s plans do not demonstrate a need to repatriate these funds. If these funds are needed for U.S. operations or can no longer be permanently reinvested outside the United States, the company would be required to accrue and pay U.S. taxes to repatriate these funds.

As discussed in Recent Developments, on July 13, 2011, the company used approximately $117 million of cash from a foreign subsidiary to fund an escrow account for the settlement of certain Hernia Product Claims.

For the six months ended June 30, 2011 and 2010, net cash provided by operating activities was $309.4 million and $295.3 million, respectively.

For the six months ended June 30, 2011, the company used $40.7 million in cash for investing activities, compared to the $110.2 million used in the prior year period. The prior year period reflects the acquisition of FlowCardia, Inc. for $75.9 million. Capital expenditures were approximately $31.7 million and $20.3 million for the six month periods ended June 30, 2011 and 2010, respectively.

For the six months ended June 30, 2011, the company used $12.8 million in cash for financing activities, compared to the $248.5 million used in the prior year period. Total debt was $901.1 million and $977.4 million at June 30, 2011 and December 31, 2010, respectively. Total debt to total capitalization was 32.5% and 37.5% at June 30, 2011 and December 31, 2010, respectively. The company did not repurchase any shares for the six month period ended June 30, 2011. The company spent approximately $231.7 million to repurchase 2,825,000 shares of common stock in the prior year period. The company paid cash dividends of $0.36 per share and $0.34 per share for the six month periods ended June 30, 2011 and 2010, respectively.

The company maintains a committed syndicated bank credit facility with a $400 million five-year credit agreement that expires in June 2012. The credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The facility includes pricing based on the company’s long-term credit rating and includes a financial covenant that limits the amount of total debt to total capitalization. There were no outstanding short-term borrowings, including commercial paper borrowings, at June 30, 2011. The company had outstanding commercial paper borrowings of $80.5 million at December 31, 2010.

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

Critical Accounting Policies

The preparation of financial statements requires the company’s management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in Bard’s 2010 Annual Report on Form 10-K. There have been no significant changes to the company’s critical accounting policies since December 31, 2010.

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

In addition, there are substantial risks inherent in the medical device business. The company’s business involves the design, development, manufacture, packaging, distribution and sale of medical, surgical, diagnostic and patient care devices. These devices are often used on, or permanently or temporarily implanted in patients in clinically demanding circumstances, such as operating rooms, emergency units, intensive care and critical care settings, among others. These circumstances, among other factors, can cause the products to become associated with adverse clinical events, including patient mortality and injury, and could lead to product liability claims (including lawsuits seeking class action status or seeking to establish multi-district litigation proceedings) and other litigation, product withdrawals, Warning Letters, recalls, field corrections or regulatory enforcement actions relating to one or more of the company’s products, any of which could have a material adverse effect on our business, results of operations, financial condition and/or liquidity. For further discussion of risks applicable to our business, see “Risk Factors” in Bard’s 2010 Annual Report on Form 10-K.

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

General economic conditions, including:

•	international and domestic business conditions;

•	political or economic instability in foreign countries;

•	interest rates;

•	foreign currency exchange rates;

•	changes in the rate of inflation; and

•	instability of global financial markets and economies, including Greece, Spain, Portugal and other countries in southern Europe.

Other factors beyond our control, including catastrophes, both natural and man-made, earthquakes, floods, fires, explosions, acts of terrorism or war.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The quantitative and qualitative disclosures about market risk are discussed in Part II, Item 7A. in Bard’s 2010 Annual Report on Form  10-K. There have been no material changes in the information reported since the year ended December 31, 2010.

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

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of June 30, 2011. Based upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2011, the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to accomplish their objectives at the reasonable assurance level.

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

Product Liability Matters

As of July 21, 2011, approximately 1,890 federal and 1,655 state lawsuits involving individual claims by approximately 3,660 plaintiffs, as well as two putative class actions in the United States and four putative class actions in various Canadian provinces, have been filed or asserted against the company with respect to its Composix® Kugel® and certain other hernia repair implant products (collectively, the “Hernia Product Claims”). One of the U.S. class action lawsuits consolidates ten previously-filed U.S. class action lawsuits. The putative class actions, none of which has been certified, seek (i) medical monitoring, (ii) compensatory damages, (iii) punitive damages, (iv) a judicial finding of defect and causation and/or (v) attorneys’ fees. Approximately 1,630 of the state lawsuits, involving individual claims by a substantially equivalent number of plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions. The Hernia Product Claims also generally seek damages for personal injury resulting from use of the products. The company voluntarily recalled certain sizes and lots of the Composix® Kugel® products beginning in December 2005.

On June 22, 2007, the Judicial Panel on Multidistrict Litigation transferred Composix® Kugel® lawsuits pending in federal courts nationwide into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island. The MDL court subsequently determined to include other hernia repair products of the company in the MDL proceeding. The first MDL trial was completed in April 2010 and resulted in a judgment for the company based on the jury’s finding that the company was not liable for the plaintiff’s damages. The second MDL trial was completed in August 2010 and resulted in a judgment for the plaintiff of $1.5 million. On June 30, 2011, the company announced that it had reached agreements in principle with various plaintiffs’ law firms to settle the majority of its existing Hernia Product Claims. Each agreement is subject to certain conditions, including requirements for participation in the proposed settlements by a certain minimum number of plaintiffs. In addition, the company is engaging in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Hernia Product Claims, and intends to vigorously defend Hernia Product Claims that do not settle, including through litigation. Based on these events, the company incurred a charge of $184.3 million ($180.6 million after tax) in the second quarter of 2011 which recognizes the estimated costs of settling all Hernia Product Claims, including asserted and unasserted claims, and costs to administer the settlements. The charge excludes any costs associated with pending putative class action lawsuits. The company cannot give any assurances that the actual costs incurred with respect to the Hernia Product Claims will not exceed the amount of the charge together with amounts previously accrued. The company cannot give any assurances that the resolution of the Hernia Product Claims that have not settled, including asserted and unasserted claims and the putative class action lawsuits, will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity. For more information, see Item 1A. “Risk Factors” in Bard’s 2010 Annual Report on Form 10-K.

As of July 21, 2011, product liability lawsuits involving individual claims by approximately 190 plaintiffs have been filed or asserted against the company in various federal and state jurisdictions alleging personal injuries associated with the use of the company’s women’s health products, principally its Avaulta® line of pelvic floor reconstruction products (collectively, the “Women’s Health Product Claims”). The Women’s Health Product Claims generally seek damages for personal injury resulting from use of the products. With respect to certain of these claims, the company believes that one of its suppliers has an obligation to defend and indemnify the company. On October 12, 2010, the Judicial Panel on Multidistrict Litigation transferred the Women’s Health Product Claims involving Avaulta® products pending in federal courts nationwide into an MDL for coordinated pre-trial proceedings in the United States District Court for the Southern District of West Virginia. Approximately 110 of the Women’s Health Product Claims involving Avaulta® products are pending in federal courts and have been or will be transferred to the MDL, with the remainder of the Women’s Health Product Claims in various state or federal courts. While the company intends to vigorously defend the Women’s Health Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

As of July 21, 2011, product liability lawsuits involving individual claims by approximately 35 plaintiffs have been filed or asserted against the company in various federal and state jurisdictions alleging personal injuries associated with the use of the company’s vena cava filter products. In addition, a putative class action lawsuit has been filed against the company in California state court on behalf of plaintiffs who are alleged to have no present injury (all lawsuits, collectively, the “Filter Product Claims”). The putative class action, which has not been certified, seeks: (i) medical monitoring; (ii) punitive damages; (iii) a judicial finding of defect and causation; and/or (iv) attorneys’ fees. While the company intends to vigorously defend the Filter Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

In most product liability litigations of this nature, including the Hernia Product Claims, the Women’s Health Product Claims and the Filter Product Claims, plaintiffs allege a wide variety of claims, ranging from allegations of serious injury caused by the products to efforts to obtain compensation notwithstanding the absence of any injury. In many of these cases, the company has not yet received and reviewed complete information regarding the plaintiffs and their medical conditions, and consequently, is unable to fully evaluate the claims. The company expects that it will receive and review additional information regarding the unsettled Hernia Product Claims, the Women’s Health Product Claims, the Filter Product Claims and related matters as these cases progress.

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

In connection with the Hernia Product Claims, the company is in dispute with one of its excess insurance carriers relating to an aggregate of $25 million of insurance coverage. Regardless of the outcome of this dispute, the company’s insurance coverage with respect to the Hernia Product Claims has been depleted.

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

On February 21, 2007, Southeast Missouri Hospital (“Southeast”) filed a putative class action complaint on behalf of itself and all others similarly situated against the company and another manufacturer, Tyco International, Inc., which was subsequently dismissed from the action. The complaint was later amended to add St. Francis Medical Center (“St. Francis”) as an additional named plaintiff. The action was re-named as St. Francis Medical Center, et al. v. C. R. Bard, Inc., et al. (Civil Action No. 1:07-cv-00031, United States District Court, Eastern District of Missouri, Southeastern District) when the court denied Southeast’s motion to serve as a class representative and dismissed Southeast from the lawsuit. In September 2008, the court granted St. Francis’s motion for class certification and determined the measurement period for any potential damages. St. Francis alleges that the company conspired to exclude competitors from the urological catheter market and that the company sought to maintain market share by engaging in conduct in violation of state and federal antitrust laws. St. Francis seeks injunctive relief and presented an expert report that calculates damages of up to approximately $320 million, a figure that the company believes is unsupported by the facts. The company’s expert report establishes that, even assuming a determination adverse to the company, the plaintiffs suffered no damages. In September 2009, the District Court granted the company’s summary judgment motion and dismissed with prejudice all counts in this action. St. Francis appealed the Court’s decision to the Eighth Circuit Court of Appeals (“Court of Appeals”). In August 2010, the Court of Appeals affirmed the decision of the District Court. In October 2010, the Court of Appeals granted St. Francis’s request for a re-hearing of its appeal. In June 2011, the Court of Appeals again affirmed the decision of the District Court. St. Francis has again filed a request for a re-hearing of its appeal to the Court of Appeals. The company intends to defend this matter vigorously. If, however, St. Francis is ultimately successful, any damages awarded under the federal antitrust laws will be subject to statutory trebling and St. Francis’s attorneys would be entitled to an award of reasonable fees and costs. At this time, it is not possible to assess the likelihood of an adverse outcome or determine an estimate, or a range of estimates, of potential damages. The company cannot give any assurances that this matter will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

In December 2007, a U.S. District Court jury in Arizona found that certain of W.L. Gore & Associates Inc.’s (“Gore”) ePTFE vascular grafts and stent-grafts infringe the company’s patent number 6,436,135. The jury upheld the validity of the patent and awarded the company $185 million in past damages. The jury also found that Gore willfully infringed the patent. In a second phase of the trial, the Court ruled that Gore failed to prove that the patent is unenforceable due to inequitable conduct. In March 2009, the U.S. District Court doubled the jury award to approximately $371 million for damages through June 2007. The Court also awarded the company attorneys’ fees of $19 million and prejudgment interest of approximately $20 million. In addition, the Court denied Gore’s remaining motions, including its motions for a new trial and to set aside the jury’s verdict. In July 2010, the U.S. District Court awarded the company approximately $109 million in additional damages for the period from July 2007 through March 2009. The Court also assessed a royalty rate of between 12.5% and 20%, depending on the product, that will be used to calculate damages for Gore’s infringing sales from April 2009 through the expiration of the patent. Gore has deposited with the Court an additional approximately $232 million, representing Gore’s calculation of royalties for its infringing sales through March 2011. Gore has appealed this matter to the Court of Appeals for the Federal Circuit and oral argument was heard on May 3, 2011. Because the company considers this matter a gain contingency, no amounts have been recorded as of June 30, 2011. Even if the company is ultimately successful in this lawsuit, it cannot give any assurances that royalties for Gore’s future infringing sales will remain at or near historic levels.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A. in Bard’s 2010 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs(2)
April 1 - April 30, 2011	1,415	$104.80	—	$487,184,378
May 1 - May 31, 2011	15,210	111.15	—	487,184,378
June 1 - June 30, 2011	348	109.48	—	487,184,378

Total	16,973	$110.59	—	$487,184,378

(1)	The company repurchased 16,973 shares during the six month period ended June 30, 2011 that were not part of the publicly announced share repurchase authorization. These shares were purchased from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.

(2)	On June 9, 2010, the Board of Directors approved the repurchase of up to $500 million of common stock.

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
Date: July 25, 2011

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