Form 10-Q
period 2011-09-30
BARD C R INC /NJ/
filed 2011-10-26
CIK 9892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2011
Common Stock - $0.25 par value	85,782,427

C. R. BARD, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands except per share amounts, unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$719,200	$678,400	$2,144,500	$2,003,100

Costs and expenses:
Cost of goods sold	274,900	251,900	815,200	756,300
Marketing, selling and administrative expense	189,300	185,900	580,400	555,100
Research and development expense	46,900	47,500	141,800	133,200
Interest expense	9,000	3,200	27,100	8,900
Other (income) expense, net	17,000	6,700	211,200	8,700

Total costs and expenses	537,100	495,200	1,775,700	1,462,200

Income from operations before income taxes	182,100	183,200	368,800	540,900

Income tax provision	52,000	55,700	154,600	167,500

Net income	130,100	127,500	214,200	373,400
Net income attributable to noncontrolling interest	—	—	—	400

Net income attributable to common shareholders	$130,100	$127,500	$214,200	$373,000

Basic earnings per share available to common shareholders	$1.48	$1.35	$2.44	$3.91

Diluted earnings per share available to common shareholders	$1.46	$1.34	$2.40	$3.86

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands except share and per share amounts, unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$767,000	$641,400
Restricted cash	200,300	—
Accounts receivable, less allowances of $6,700 and $10,500, respectively	476,500	460,800
Inventories	329,800	308,900
Short-term deferred tax assets	42,000	42,700
Other current assets	84,600	75,500

Total current assets	1,900,200	1,529,300

Property, plant and equipment, at cost	654,600	598,800
Less accumulated depreciation and amortization	313,400	270,900

Net property, plant and equipment	341,200	327,900
Goodwill	614,500	607,400
Core technologies, net	368,800	397,500
Other intangible assets, net	141,300	142,800
Deferred tax assets	90,800	78,400
Other assets	82,500	88,200

Total assets	$3,539,300	$3,171,500

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities
Short-term borrowings	$—	$80,500
Accounts payable	78,900	51,400
Accrued expenses	289,500	142,300
Accrued compensation and benefits	110,800	121,600
Income taxes payable	28,200	1,900

Total current liabilities	507,400	397,700

Long-term debt	908,900	896,900
Other long-term liabilities	258,000	230,400
Deferred income taxes	16,000	15,000
Commitments and contingencies	—	—
Shareholders’ investment:
Preferred stock, $1 par value, authorized 5,000,000 shares; none issued	—	—
Common stock, $0.25 par value, authorized 600,000,000 shares; issued and outstanding 85,782,427 shares at September 30, 2011 and 84,973,586 shares at December 31, 2010	21,500	21,300
Capital in excess of par value	1,324,600	1,146,400
Retained earnings	517,400	520,000
Accumulated other comprehensive loss	(14,500)	(56,200)

Total shareholders’ investment	1,849,000	1,631,500

Total liabilities and shareholders’ investment	$3,539,300	$3,171,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT

(dollars in thousands except share amounts, unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comp. (Loss) Inc.	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2010	84,973,586	$21,300	$1,146,400	$520,000	$(56,200)	$—	$1,631,500
Net income	—	—	—	214,200	—	—	214,200
Change in derivative instruments designated as cash flow hedges (net of $2,300 taxes)	—	—	—	—	(4,100)	—	(4,100)
Foreign currency translation adjustment	—	—	—	—	41,900	—	41,900
Amortization of items included in net periodic benefit cost (net of $2,100 taxes)	—	—	—	—	3,900	—	3,900

Total comprehensive income							255,900
Cash dividends declared in current year	—	—	—	(32,700)	—	—	(32,700)
Issuance of common stock	2,091,841	500	104,700	—	—	—	105,200
Share-based compensation	—	—	36,500	—	—	—	36,500
Purchase of common stock	(1,283,000)	(300)	10,200	(184,100)	—	—	(174,200)
Tax benefit relating to share-based compensation plans	—	—	26,800	—	—	—	26,800

Balance at September 30, 2011	85,782,427	$21,500	$1,324,600	$517,400	$(14,500)	$—	$1,849,000

Balance at December 31, 2009	95,917,095	$24,000	$1,060,900	$1,133,400	$(24,700)	$12,300	$2,205,900
Net income	—	—	—	373,000	—	400	373,400
Change in derivative instruments designated as cash flow hedges (net of $1,000 taxes)	—	—	—	—	2,200	—	2,200
Foreign currency translation adjustment	—	—	—	—	(60,100)	—	(60,100)
Amortization of items included in net periodic benefit cost (net of $1,900 taxes)	—	—	—	—	3,400	—	3,400

Total comprehensive income							318,900
Cash dividends declared in current year	—	—	—	(33,400)	—	—	(33,400)
Issuance of common stock	698,250	100	21,600	—	—	—	21,700
Share-based compensation	—	—	38,700	—	—	—	38,700
Purchase of common stock	(3,712,700)	(900)	—	(301,100)	—	—	(302,000)
Tax benefit relating to share-based compensation plans	—	—	7,200	—	—	—	7,200
Purchase of noncontrolling interest	—	—	(13,200)	—	—	(12,700)	(25,900)

Balance at September 30, 2010	92,902,645	$23,200	$1,115,200	$1,171,900	$(79,200)	$—	$2,231,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$214,200	$373,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,400	77,300
Purchased research and development	3,500	500
Restructuring, net of payments	7,800	—
Impairment charge for foreign government bonds	7,000	—
Legal settlements and commitments, net of payments	184,800	—
Deferred income taxes	(12,200)	(9,100)
Share-based compensation	36,700	39,000
Inventory reserves and provision for doubtful accounts	10,900	14,400
Other noncash items	(2,100)	(1,900)
Changes in assets and liabilities:
Accounts receivable	(14,300)	(9,700)
Inventories	(19,800)	(38,300)
Current liabilities	2,000	19,600
Taxes	36,600	(8,500)
Other, net	9,900	7,000

Net cash provided by operating activities	549,400	463,700

Cash flows from investing activities:
Capital expenditures	(49,900)	(33,300)
Change in restricted cash	(200,300)	—
Payments made for purchases of businesses, net of cash acquired	—	(286,100)
Payments made for intangibles	(16,600)	(3,600)

Net cash used in investing activities	(266,800)	(323,000)

Cash flows from financing activities:
Change in short-term borrowings, net	(80,500)	216,000
Purchase of noncontrolling interest	—	(25,900)
Proceeds from exercises under share-based compensation plans, net	96,100	13,100
Excess tax benefit relating to share-based compensation plans	23,800	6,800
Purchase of common stock	(155,100)	(297,600)
Dividends paid	(48,200)	(49,900)
Other	(2,200)	(5,200)

Net cash used in financing activities	(166,100)	(142,700)

Effect of exchange rate changes on cash and cash equivalents	9,100	(10,200)

Increase (decrease) in cash and cash equivalents during the period	125,600	(12,200)

Balance at January 1	641,400	674,400

Balance at September 30	$767,000	$662,200

Supplemental cash flow information
Cash paid for:
Interest	$20,100	$6,300
Income taxes	106,400	177,500

Non-cash transactions:
Purchase of common stock not settled	$19,100	$4,400
Receipt of foreign government bonds	16,800	—
Purchase of business and related costs	—	5,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of C. R. Bard, Inc. and its subsidiaries (the “company” or “Bard”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in Bard’s 2010 Annual Report on Form 10-K. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in Bard’s 2010 Annual Report on Form 10-K. The preparation of these financial statements requires the company to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities at the date of the financial statements. These financial statements include all normal and recurring adjustments necessary for a fair presentation. The accounts of most foreign subsidiaries are consolidated as of and for the quarters ended August 31, 2011 and August 31, 2010 and as of November 30, 2010. No events occurred related to these foreign subsidiaries during the months of September 2011 (other than the impact of the impairment of the Greek bonds), September 2010 or December 2010 that materially affected the financial position or results of operations of the company. The results for the interim periods presented are not necessarily indicative of the results expected for the year.

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

2. Acquisitions and Initiatives

On September 20, 2011, the company and ClearStream Technologies Group plc (“ClearStream”) entered into an agreement pursuant to which a subsidiary of Bard made a cash offer of 85 pence per share to acquire all of the outstanding shares of ClearStream, subject to certain conditions. The total cash consideration to be paid to ClearStream’s shareholders, assuming the offer is fully accepted, is approximately $68 million. ClearStream, based in Enniscorthy, Co. Wexford, Ireland, is a company that develops and sells proprietary products used in angioplasty. The acquisition complements Bard’s core competencies and enhances Bard’s vascular product portfolio. In connection with the offer, and in order to satisfy local rules in Ireland governing transactions of this type, a subsidiary of Bard deposited $83.7 million into a segregated account in order to ensure the availability of funds to be paid to ClearStream’s shareholders at closing. These funds are recorded as a component of restricted cash at September 30, 2011. The company acquired a controlling interest in ClearStream in October 2011 and expects to complete the acquisition in the fourth quarter of 2011. The company has not yet completed the initial purchase accounting due to the timing of this acquisition.

On December 15, 2010, the company entered into an accelerated share repurchase (“ASR”) agreement with a bank to repurchase $750 million of the company’s outstanding common stock. The company received 8.1 million shares upon initial settlement under the ASR transaction. The initial settlement was subject to an adjustment related to a forward purchase contract based on the volume-weighted average share price of the company’s common stock during a predetermined period, less a discount. On September 9, 2011, the company remitted a cash payment of $58.9 million to the bank counterparty upon final settlement under the ASR agreement. The payment to the bank was recorded as a decrease to shareholders’ investment, consisting of a decrease of $69.1 million in retained earnings and an increase of $10.2 million in capital in excess of par value.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Restructuring

During the third quarter of 2011, the company initiated certain restructuring actions in order to improve its overall cost structure and enhance operational effectiveness. In connection with these actions, the company recorded employee separation costs under the company’s existing severance programs of $10.3 million ($6.9 million after tax). Substantially all of these costs will be cash expenditures. At September 30, 2011, the remaining liability related to this restructuring charge was $9.2 million, which reflects cash payments of $1.1 million. The company expects activities under these actions to be substantially complete by mid-2012.

On December 9, 2010, the company committed to a plan (the “2010 Restructuring Plan”) to improve its overall cost structure and enhance operational effectiveness. The 2010 Restructuring Plan included the realignment of certain manufacturing, sales and marketing, and administrative functions. In connection with this plan, the company recorded employee separation costs under the company’s existing severance programs and other costs related to one-time employee termination benefits of $16.7 million ($11.4 million after tax) in the fourth quarter of 2010. At September 30, 2011, the remaining liability related to this restructuring charge was $2.3 million, which reflects cash payments of $13.0 million and a reversal of $1.4 million of these costs. The company expects activities under the 2010 Restructuring Plan to be substantially complete by the end of 2011.

4. Earnings per Common Share

Earnings per share (“EPS”) is computed under the two-class method using the following common share information:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(dollars and shares in millions)
EPS Numerator:
Net income attributable to common shareholders	$130.1	$127.5	$214.2	$373.0
Less: Income allocated to participating securities	2.3	1.3	4.0	4.1

Net income available to common shareholders	$127.8	$126.2	$210.2	$368.9

EPS Denominator:
Weighted average common shares outstanding	86.6	93.3	86.0	94.4
Dilutive common share equivalents from share-based compensation plans	1.2	1.0	1.7	1.1

Weighted average common and common equivalent shares outstanding, assuming dilution	87.8	94.3	87.7	95.5

5. Income Taxes

The effective tax rate for the quarter ended September 30, 2011 was approximately 29% compared to approximately 30% for the same period in 2010. The effective tax rate for the nine months ended September 30, 2011 was approximately 42% compared to approximately 31% for the same period in 2010. The higher tax rate for the current year-to-date period reflected the discrete tax effect of a charge for legal settlements, primarily related to the Hernia Product Claims (see Note 8 of the notes to the condensed financial statements), which were incurred in a low tax jurisdiction. The effective tax rate for both prior year periods reflected the discrete tax effect of a charge of $5.6 million associated with a cash repatriation of approximately $62 million of earnings from operations in certain foreign jurisdictions as a result of tax legislation enacted in the third quarter of 2010. The $5.6 million charge was

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

partially offset by the discrete tax effect of $4.2 million associated with certain tax positions being remeasured as a result of new information related to the U.S. Internal Revenue Service examinations of the tax years 2003 and 2004.

At September 30, 2011, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was $49.6 million (of which $47.5 million would impact the effective tax rate, if recognized) plus $7.7 million of accrued interest. At December 31, 2010, the liability for unrecognized tax benefits was $53.6 million plus $11.4 million of accrued interest. Depending upon open tax examinations and/or the expiration of applicable statutes of limitation, the company believes it is reasonably possible that the total amount of unrecognized tax benefits may decrease by up to $19.0 million within the next 12 months.

6. Financial Instruments

Foreign Exchange Derivative Instruments

The company enters into readily marketable forward and option contracts with financial institutions to help reduce its exposure to foreign currency exchange rate fluctuations. These contracts limit volatility because gains and losses associated with foreign currency exchange rate movements are generally offset by movements in the underlying hedged item. The notional value of the company’s forward currency and option currency contracts was $233.8 million and $182.7 million at September 30, 2011 and December 31, 2010, respectively. For further discussion regarding the company’s use of derivative instruments, see Note 1 of the consolidated financial statements in Bard’s 2010 Annual Report on Form 10-K.

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

The location and fair values of derivative instruments segregated between those derivatives that are designated as hedging instruments and those that are not designated as hedging instruments recognized in the condensed consolidated balance sheets are as follows:

	Balance Sheet Location	Fair Value of Derivatives
Derivatives Designated as Hedging Instruments		September 30, 2011	December 31, 2010
(dollars in millions)
Forward currency contracts	Other current assets	$1.2	$2.8
Option currency contracts	Other current assets	1.9	1.5
Forward currency contracts	Other assets	0.4	—
Option currency contracts	Other assets	0.6	—
Interest rate swap contract	Other assets	12.4	0.7

		$16.5	$5.0

Forward currency contracts	Accrued expenses	$5.0	$1.1
Forward currency contracts	Long-term liabilities	1.6	—

		$6.6	$1.1

Derivatives Not Designated as Hedging Instruments
(dollars in millions)
Forward currency contracts	Other current assets	$1.3	$—
Forward currency contracts	Other assets	—	1.8

		$1.3	$1.8

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The location and amounts of gains and losses on derivative instruments designated as cash flow hedges and the impact on the condensed consolidated statements of shareholders’ investment are as follows:

	Gain/(Loss) Recognized in Other Comprehensive Income		Location of Gain/(Loss) Reclassified from Accumulated Other Comp. Loss to Income	Gain/(Loss) Reclassified from Accumulated Other Comp. Loss to Income
	Quarter Ended September 30,			Quarter Ended September 30,
	2011	2010		2011		2010
(dollars in millions)
Forward currency contracts	$(4.3)	$(0.1)	Costs of goods sold	$(0.1)		$0.8
Option currency contracts	0.2	(1.5)	Costs of goods sold	—		0.1

	$(4.1)	$(1.6)		$(0.1)		$0.9

	Gain/(Loss) Recognized in Other Comprehensive Income		Location of Gain/(Loss) Reclassified from Accumulated Other Comp. Loss to Income	Gain/(Loss) Reclassified from Accumulated Other Comp. Loss to Income
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2011	2010		2011		2010
(dollars in millions)
Forward currency contracts	$(4.2)	$0.5	Costs of goods sold	$0.8		$(0.3)
Option currency contracts	0.1	1.7	Costs of goods sold	—		—

	$(4.1)	$2.2		$0.8	(A)	$(0.3	)(A)

(A)	The tax effect of the amount reclassified from accumulated other comprehensive loss to income was $0.7 million and $0.2 million at September 30, 2011 and 2010, respectively.

The location and amounts of gains and losses on the derivative instrument designated as a fair value hedge are as follows:

	Income Statement Location	Gain Recognized on Swap		(Loss) Recognized on Long-Term Debt
		Quarter Ended September 30,	Nine Months Ended September 30,	Quarter Ended September 30,	Nine Months Ended September 30,
		2011	2011	2011	2011
(dollars in millions)
Interest rate swap contract	Interest expense	$7.7	$11.7	$(7.7)	$(11.7)

The location and amounts of gains and losses on derivative instruments not designated as hedging instruments are as follows:

		(Loss) Recognized in Earnings
	Income Statement Location	Quarter Ended September 30,	Nine Months Ended September 30,
		2011	2011
(dollars in millions)
Forward currency contracts(A)	Other (income) expense, net	$(5.1)	$(0.5)

(A)	These derivative contracts mitigate changes in the value of remeasured foreign currency denominated monetary loans attributable to changes in foreign currency exchange rates.

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

The following table summarizes financial assets and (liabilities) measured at fair value on a recurring basis:

	September 30, 2011	December 31, 2010
(dollars in millions)
Greek government bonds	$12.3	$—
Forward currency contracts	(3.7)	3.5
Option currency contracts	2.5	1.5
Interest rate swap contract	12.4	0.7

The fair values were measured using significant other observable inputs and valued by reference to similar financial instruments, adjusted for restrictions and other terms specific to each instrument. All of these financial instruments are categorized as Level 2 under the fair value hierarchy.

Financial Instruments not Measured at Fair Value

There were no outstanding short-term borrowings, including commercial paper borrowings, at September 30, 2011. The fair value of commercial paper borrowings of $80.5 million at December 31, 2010 approximated its carrying value. On October 12, 2011, the company entered into a new $600 million five-year committed syndicated bank credit facility that expires in October 2016. The new credit facility replaces the company’s existing $400 million five-year credit agreement that was scheduled to mature in June 2012. The credit facilities support the company’s commercial paper program and can be used for general corporate purposes. The facilities include pricing based on the company’s long-term credit rating and include a financial covenant that limits the amount of total debt to total capitalization.

The estimated fair value of long-term debt, including the effect of the related interest rate swap contract, was $997.9 million and $937.7 million at September 30, 2011 and December 31, 2010, respectively. The fair value was estimated using dealer quotes for similarly-rated debt instruments over the remaining contractual term of the company’s obligation. Long-term debt is categorized as Level 2 under the fair value hierarchy.

Concentration Risk

Accounts receivable balances include sales to government-supported healthcare systems outside the United States. The company continues to monitor sovereign debt issues and economic conditions in Greece, Italy, Spain, Portugal and other countries in Europe and evaluates accounts receivable in these countries for potential collection risks. Deteriorating credit and economic conditions and other factors in these countries have resulted in, and may continue to result in, an increase in the average length of time that it takes to collect these accounts receivable and may require the company to re-evaluate the collectability of these receivables in future periods.

The company is experiencing significant delays in the collection of accounts receivable associated with the national healthcare system in Greece, which amounted to $13.9 million and $32.8 million, at September 30, 2011 and December 31, 2010, respectively. The Greek government adopted as law in August 2010 a plan to settle its

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

outstanding debts from 2007 through 2009, primarily by issuing non-interest bearing bonds with maturities of one to three years. As of September 30, 2011, the company had received $16.8 million of bonds, net of discount, in settlement of 2007 through 2009 accounts receivable. These bonds are classified as available-for-sale investments and reported at fair value. During the quarter ended September 30, 2011, the company recorded to other (income) expense, net, a charge of $7.0 million related to an other-than-temporary impairment of these bonds.

7. Inventories

Inventories consisted of:

	September 30, 2011	December 31, 2010
(dollars in millions)
Finished goods	$197.1	$176.3
Work in process	23.0	18.6
Raw materials	109.7	114.0

	$329.8	$308.9

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

Product Liability Matters

As of October 20, 2011, approximately 1,910 federal and 1,720 state lawsuits involving individual claims by approximately 3,770 plaintiffs, as well as two putative class actions in the United States and four putative class actions in various Canadian provinces, have been filed or asserted against the company with respect to its Composix® Kugel® and certain other hernia repair implant products (collectively, the “Hernia Product Claims”). One of the U.S. class action lawsuits consolidates ten previously-filed U.S. class action lawsuits. The putative class actions, none of which has been certified, seek (i) medical monitoring, (ii) compensatory damages, (iii) punitive damages, (iv) a judicial finding of defect and causation and/or (v) attorneys’ fees. Approximately 1,695 of the state lawsuits, involving individual claims by a substantially equivalent number of plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions. The Hernia Product Claims also generally seek damages for personal injury resulting from use of the products. The company voluntarily recalled certain sizes and lots of the Composix® Kugel® products beginning in December 2005.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2007, the Judicial Panel on Multidistrict Litigation (“JPML”) transferred Composix® Kugel® lawsuits pending in federal courts nationwide into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island. The MDL court subsequently determined to include other hernia repair products of the company in the MDL proceeding. The first MDL trial was completed in April 2010 and resulted in a judgment for the company based on the jury’s finding that the company was not liable for the plaintiff’s damages. The second MDL trial was completed in August 2010 and resulted in a judgment for the plaintiff of $1.5 million. On June 30, 2011, the company announced that it had reached agreements in principle with various plaintiffs’ law firms to settle the majority of its existing Hernia Product Claims. Each agreement is subject to certain conditions, including requirements for participation in the proposed settlements by a certain minimum number of plaintiffs. In addition, the company is engaging in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Hernia Product Claims, and intends to vigorously defend Hernia Product Claims that do not settle, including through litigation. Based on these events, the company recorded to other (income) expense, net, a charge of $184.3 million ($180.6 million after tax) in the second quarter of 2011, which recognized the estimated costs of settling all Hernia Product Claims, including asserted and unasserted claims, and costs to administer the settlements. The charge excludes any costs associated with pending putative class action lawsuits. The company cannot give any assurances that the actual costs incurred with respect to the Hernia Product Claims will not exceed the amount of the charge together with amounts previously accrued. The company cannot give any assurances that the resolution of the Hernia Product Claims that have not settled, including asserted and unasserted claims and the putative class action lawsuits, will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity. For more information, see Item 1A. “Risk Factors” in Bard’s 2010 Annual Report on Form 10-K.

As of October 20, 2011, product liability lawsuits involving individual claims by approximately 280 plaintiffs have been filed or asserted against the company in various federal and state jurisdictions alleging personal injuries associated with the use of certain of the company’s surgical continence products for women, principally its Avaulta® line of products (collectively, the “Women’s Health Product Claims”). The Women’s Health Product Claims generally seek damages for personal injury resulting from use of the products. With respect to certain of these claims, the company believes that one of its suppliers has an obligation to defend and indemnify the company. In October 2010, the JPML transferred the Women’s Health Product Claims involving solely Avaulta® products pending in federal courts nationwide into an MDL for coordinated pre-trial proceedings in the United States District Court for the Southern District of West Virginia. In October 2011, the JPML ordered that 35 lawsuits involving other women’s surgical continence products of the company be transferred to the pending MDL in West Virginia. In total, approximately 150 of the Women’s Health Product Claims are pending in federal courts and have been or will be transferred to the MDL in West Virginia, with the remainder of the Women’s Health Product Claims in other jurisdictions. While the company intends to vigorously defend the Women’s Health Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

As of October 20, 2011, product liability lawsuits involving individual claims by approximately 40 plaintiffs have been filed or asserted against the company in various federal and state jurisdictions alleging personal injuries associated with the use of the company’s vena cava filter products. In addition, a putative class action lawsuit has been filed against the company in California state court on behalf of plaintiffs who are alleged to have no present injury (all lawsuits, collectively, the “Filter Product Claims”). The putative class action, which has not been certified, seeks: (i) medical monitoring; (ii) punitive damages; (iii) a judicial finding of defect and causation; and/or (iv) attorneys’ fees. While the company intends to vigorously defend the Filter Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

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

Other Legal Matters

In November 2006, the company received a subpoena issued by the U.S. Department of Health and Human Services, Office of Inspector General, under the authority of the federal healthcare fraud and false claims statutes. The subpoena seeks documents related to the company’s brachytherapy business. The company has responded to the subpoena and is cooperating with the government in this matter. Although the company continues to engage in discussions with representatives of the civil and criminal divisions of the United States Attorney’s Office for the Northern District of Georgia with respect to a potential resolution of this matter, the company cannot give any assurances that a resolution will be reached or what the terms of any such resolution may be. At this time, it is not possible to determine an estimate, or a range of estimates, of potential damages. In addition, the company cannot give any assurances that this matter will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

On February 21, 2007, Southeast Missouri Hospital (“Southeast”) filed a putative class action complaint on behalf of itself and all others similarly situated against the company and another manufacturer, Tyco International, Inc., which was subsequently dismissed from the action. The complaint was later amended to add St. Francis Medical Center (“St. Francis”) as an additional named plaintiff. The action was re-named as St. Francis Medical Center, et al. v. C. R. Bard, Inc., et al. (Civil Action No. 1:07-cv-00031, United States District Court, Eastern District of Missouri, Southeastern District) when the court denied Southeast’s motion to serve as a class representative and dismissed Southeast from the lawsuit. In September 2008, the court granted St. Francis’s motion for class certification and determined the measurement period for any potential damages. St. Francis alleges that the company conspired to exclude competitors from the urological catheter market and that the company sought to maintain market share by engaging in conduct in violation of state and federal antitrust laws. St. Francis seeks injunctive relief and presented an expert report that calculates damages of up to approximately $320 million, a figure that the company believes is unsupported by the facts. The company’s expert report

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

establishes that, even assuming a determination adverse to the company, the plaintiffs suffered no damages. In September 2009, the District Court granted the company’s summary judgment motion and dismissed with prejudice all counts in this action. St. Francis appealed the Court’s decision to the Eighth Circuit Court of Appeals (“Court of Appeals”). In August 2010, the Court of Appeals affirmed the decision of the District Court. In October 2010, the Court of Appeals granted St. Francis’s request for a re-hearing of its appeal. In June 2011, the Court of Appeals again affirmed the decision of the District Court. St. Francis filed another request for a re-hearing of its appeal to the Court of Appeals, which was denied in August 2011. St. Francis may request a review of the decision by the U.S. Supreme Court. If St. Francis continues to pursue this case, the company intends to defend this matter vigorously. If St. Francis is ultimately successful, any damages awarded under the federal antitrust laws will be subject to statutory trebling and St. Francis’s attorneys would be entitled to an award of reasonable fees and costs. At this time, it is not possible to assess the likelihood of an adverse outcome or determine an estimate, or a range of estimates, of potential damages. The company cannot give any assurances that this matter will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

In December 2007, a U.S. District Court jury in Arizona found that certain of W.L. Gore & Associates Inc.’s (“Gore”) ePTFE vascular grafts and stent-grafts infringe the company’s patent number 6,436,135. The jury upheld the validity of the patent and awarded the company $185 million in past damages. The jury also found that Gore willfully infringed the patent. In a second phase of the trial, the Court ruled that Gore failed to prove that the patent is unenforceable due to inequitable conduct. In March 2009, the U.S. District Court doubled the jury award to approximately $371 million for damages through June 2007. The Court also awarded the company attorneys’ fees of $19 million and prejudgment interest of approximately $20 million. In addition, the Court denied Gore’s remaining motions, including its motions for a new trial and to set aside the jury’s verdict. In July 2010, the U.S. District Court awarded the company approximately $109 million in additional damages for the period from July 2007 through March 2009. The Court also assessed a royalty rate of between 12.5% and 20%, depending on the product, that will be used to calculate damages for Gore’s infringing sales from April 2009 through the expiration of the patent. Gore made additional deposits with the Court of approximately $264 million, representing Gore’s calculation of royalties for its infringing sales through June 2011. Gore has appealed this matter to the Court of Appeals for the Federal Circuit and oral argument was heard on May 3, 2011. Because the company considers this matter a gain contingency, no amounts have been recorded as of September 30, 2011. Even if the company is ultimately successful in this lawsuit, it cannot give any assurances that royalties for Gore’s future infringing sales will remain at or near historic levels.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accruals for product liability and other legal matters amounted to $241.6 million and $54.4 million at September 30, 2011 and December 31, 2010, respectively. On July 13, 2011, the company made a payment of $116.6 million to an escrow account, subject to certain settlement conditions, for certain of these claims. This payment is recorded as a component of restricted cash at September 30, 2011. The company also has receivables from insurance companies amounting to $51.8 million and $54.6 million at September 30, 2011 and December 31, 2010, respectively, of which $25 million, at September 30, 2011, is the subject of a dispute with an excess insurance carrier, as noted above. After considering the nature of the claims, coverage provisions under the policies, relevant legal issues, the advice and judgment of outside legal counsel, and other pertinent factors, the company believes its claims are meritorious and that it will collect these receivables.

9. Share-Based Compensation Plans

The company may grant a variety of share-based payments under the 2003 Long Term Incentive Plan of C. R. Bard, Inc., as amended and restated (the “2003 Plan”), and the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc., as amended and restated (the “Directors’ Plan”), to certain directors, officers and employees. The total number of remaining shares at September 30, 2011 that may be issued under the 2003 Plan was 4,439,077 and under the Directors’ Plan was 58,366. Awards under the 2003 Plan may be in the form of stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, unrestricted stock and other stock-based awards. Awards under the Directors’ Plan may be in the form of stock awards, stock options or stock appreciation rights. The company has two employee stock purchase programs.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recognized for share-based compensation are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(dollars in millions)
Total cost of share-based compensation plans	$11.1	$11.3	$36.5	$38.7
Amounts capitalized in inventory and fixed assets	(0.3)	(0.1)	(1.0)	(0.9)
Amounts recognized in income for amounts previously capitalized in inventory and fixed assets	0.3	0.3	1.2	1.2

Amounts charged against income	$11.1	$11.5	$36.7	$39.0

The anticipated purchases under the Management Stock Purchase Program (the “MSPP”) were approximately 0.2 million shares in each year presented and the fair value per share related to these purchases was $38.25 and $27.42, respectively. The fair value of the 2011 and 2010 annual MSPP purchases were estimated in July 2011 and July 2010, respectively, using the Black-Sholes model based on the following assumptions: risk-free interest rate of 0.12% and 0.22%, respectively; expected volatility of 16% and 20%, respectively; dividend yield of 0.8% and 0.9%, respectively; and expected life of 0.6 years for both valuations.

As of September 30, 2011, there were $70.9 million of unrecognized compensation expenses related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately three years. The company has sufficient shares to satisfy expected share-based payment arrangements in 2011.

10. Pension and Other Postretirement Benefit Plans

Defined Benefit Pension Plans - The company has both tax-qualified and nonqualified, noncontributory defined benefit pension plans that together cover certain domestic and foreign employees. These plans provide benefits based upon a participant’s compensation and years of service.

The components of net periodic pension cost are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(dollars in millions)
Service cost, net of employee contributions	$6.8	$6.1	$20.3	$18.4
Interest cost	4.8	4.7	14.2	14.2
Expected return on plan assets	(5.9)	(5.5)	(17.6)	(16.5)
Amortization	1.9	1.8	5.9	5.2

Net periodic pension cost	$7.6	$7.1	$22.8	$21.3

Other Postretirement Benefit Plan - The company does not provide subsidized postretirement healthcare benefits and life insurance coverage except for a limited number of former employees. As this plan is unfunded, contributions are made as benefits are incurred. The net periodic benefit expense was $0.2 million for both quarters ended September 30, 2011 and 2010. The net periodic benefit expense was $0.5 million and $0.6 million for the nine months ended September 30, 2011 and 2010, respectively.

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

Net sales based on the location of external customers by geographic region are:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(dollars in millions)
United States	$486.5	$479.3	$1,453.5	$1,398.7
Europe	124.2	108.2	380.3	346.5
Japan	36.1	36.0	103.9	97.6
Other	72.4	54.9	206.8	160.3

	$719.2	$678.4	$2,144.5	$2,003.1

Total net sales by product group category are:
	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(dollars in millions)
Vascular	$208.2	$190.7	$621.7	$550.6
Urology	182.2	179.0	544.4	533.0
Oncology	198.9	183.3	578.1	535.6
Surgical Specialties	107.6	104.6	333.4	320.0
Other	22.3	20.8	66.9	63.9

	$719.2	$678.4	$2,144.5	$2,003.1

Other information is:
	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(dollars in millions)
Depreciation	$12.2	$13.1	$39.0	$38.9

Amortization	$15.4	$14.7	$45.4	$38.4

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

The company’s earnings are driven by its ability to continue to generate sales of its products and improve operating efficiency. Bard’s ability to increase sales over time depends upon its success in developing, acquiring and marketing differentiated products that meet the needs of clinicians and their patients. For the nine months ended September 30, 2011, the company’s research and development (“R&D”) expense as a percentage of net sales was 6.6%. The company expects R&D expense as a percentage of net sales to increase up to a range of 9% to 10% over the course of the next several years. The company also makes selective acquisitions of businesses, products and technologies, generally focusing on small-sized transactions to provide ongoing growth opportunities. In addition, the company may from time-to-time consider acquisitions of larger, established companies. The company may also periodically divest lines of business in which it is not able to reasonably attain or maintain a leadership position in the market or for other strategic reasons.

Recent Developments

On October 24, 2011, the company entered into a definitive agreement to acquire all of the outstanding stock of Medivance, Inc. (“Medivance”), subject to certain conditions, for an aggregate purchase price of $250 million, subject to adjustment upon closing. Medivance develops and sells critical care products in the Targeted Temperature Management™ area. Medivance’s core product is the ArticSun®, a noninvasive technology that utilizes a proprietary system that incorporates a hydrogel adhesive pad to control a patient’s core body temperature at a targeted level. The acquisition is expected to close during the fourth quarter of 2011. The purchase price of the acquisition is expected to be funded through a mixture of available cash and short term debt.

During the third quarter of 2011, the company initiated certain restructuring actions in order to improve its overall cost structure and enhance operational effectiveness. In connection with these actions, the company recorded employee separation costs under the company’s existing severance programs of $10.3 million ($6.9 million after tax). Substantially all of these costs will be cash expenditures. The company expects these restructuring costs to result in pre-tax cost savings of approximately $16 million on an annual basis. See Note 3 of the notes to the condensed consolidated financial statements.

On September 20, 2011, the company and ClearStream Technologies Group plc (“ClearStream”) entered into an agreement pursuant to which a subsidiary of Bard made a cash offer of 85 pence per share to acquire all of the outstanding shares of ClearStream, subject to certain conditions. The total cash consideration to be paid to ClearStream’s shareholders, assuming the offer is fully accepted, is approximately $68 million. ClearStream, based in Enniscorthy, Co. Wexford, Ireland, is a company that develops and sells proprietary products used in angioplasty. The acquisition complements Bard’s core competencies and enhances Bard’s vascular product portfolio. In connection with the offer, and in order to satisfy local rules in Ireland governing transactions of this type, a subsidiary of Bard deposited $83.7 million into a segregated account in order to ensure the availability of funds to be paid to ClearStream’s shareholders at closing. These funds are recorded as a component of restricted cash at September 30, 2011. The company acquired a controlling interest in ClearStream in October 2011 and expects to complete the acquisition in the fourth quarter of 2011.

On June 30, 2011, the company announced that it had reached agreements in principle with various plaintiffs’ law firms to settle the majority of its existing Hernia Product Claims (see Note 8 of the notes to condensed consolidated financial statements). Based on these events, the company recorded to other (income) expense, net, a charge of $184.3 million ($180.6 million after tax) in the second quarter of 2011 which recognizes the estimated costs of settling all Hernia Product Claims, including asserted and unasserted claims, and costs to administer the settlements. The charge excludes any costs associated with pending putative class action lawsuits. In July 2011, the company made a payment of $116.6 million to an escrow account, subject to settlement conditions, for certain of these claims. This payment is recorded as a component of restricted cash at September 30, 2011. The remaining payments for settled Hernia Product Claims are expected to be made over the next several quarters. All of the settlement amounts were funded or are expected to be funded using cash from a foreign subsidiary that manufactured these products.

Results of Operations

Net Sales

Bard’s consolidated net sales for the quarter ended September 30, 2011 increased 6% on a reported basis (3% on a constant currency basis) compared to the same period in the prior year. Bard’s consolidated net sales for the nine months ended September 30, 2011 increased 7% on a reported basis (5% on a constant currency basis) compared to the same period in the prior year. Net sales “on a constant currency basis” is a non-GAAP measure and should not be viewed as a replacement of GAAP results. See “Management’s Use of Non-GAAP Measures” below. Price changes had the effect of decreasing consolidated net sales for the quarter and nine months ended September 30, 2011 by approximately 110 and 70 basis points, respectively, as compared to the same periods in the prior year. Exchange rate fluctuations had the effect of increasing consolidated net sales for the quarter and nine months ended September 30, 2011 by 3% and 2% respectively, as compared to the same periods in the prior year. The primary exchange rate movement that impacts net sales is the movement of the Euro compared to the U.S. dollar. The impact of exchange rate movements on net sales is not indicative of the impact on net earnings due to the offsetting impact of exchange rate movements on operating costs and expenses, costs incurred in other currencies and the company’s hedging activities.

Bard’s United States net sales of $486.5 million for the quarter ended September 30, 2011 increased 2% compared to $479.3 million in the prior year quarter. Growth in United States net sales for the current quarter was lower than in recent quarters, a trend that may continue. International net sales of $232.7 million for the quarter ended September 30, 2011 increased 17% on a reported basis (7% on a constant currency basis) compared to $199.1 million in the prior year quarter. Bard’s United States net sales of $1,453.5 million for the nine months ended September 30, 2011 increased 4% compared to $1,398.7 million in the prior year period. International net sales of $691.0 million for the nine months ended September 30, 2011 increased 14% on a reported basis (9% on a constant currency basis) compared to $604.4 million in the prior year period.

A summary of net sales by product group category is as follows:

Product Group Summary of Net Sales

	Quarter Ended September 30,				Nine Months Ended September 30,
	2011	2010	Change	Constant Currency	2011	2010	Change	Constant Currency
(dollars in millions)
Vascular	$208.2	$190.7	9%	5%	$621.7	$550.6	13%	10%
Urology	182.2	179.0	2%	—	544.4	533.0	2%	1%
Oncology	198.9	183.3	9%	6%	578.1	535.6	8%	6%
Surgical Specialties	107.6	104.6	3%	1%	333.4	320.0	4%	3%
Other	22.3	20.8	7%	5%	66.9	63.9	5%	4%

Total net sales	$719.2	$678.4	6%	3%	$2,144.5	$2,003.1	7%	5%

Vascular Products - Bard markets a wide range of products for the peripheral vascular market, including endovascular products, electrophysiology products and vascular graft products. The increase in consolidated net sales of vascular products for the quarter and nine months ended September 30, 2011 compared to the prior year periods was due primarily to growth in endovascular products. United States net sales of vascular products for the quarter ended September 30, 2011 increased 2% compared to the prior year quarter. International net sales of vascular products for the quarter ended September 30, 2011 increased 20% on a reported basis (8% on a constant currency basis) compared to the prior year quarter. United States net sales of vascular products for the nine months ended September 30, 2011 increased 11% compared to the prior year period. International net sales of vascular products for the nine months ended September 30, 2011 increased 16% on a reported basis (10% on a constant currency basis) compared to the prior year period.

Consolidated net sales of endovascular products for the quarter ended September 30, 2011 increased 10% on a reported basis (6% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of endovascular products for the nine months ended September 30, 2011 increased 17% on a reported basis (15% on a constant currency basis) compared to the prior year period (including 8 percentage points on both a reported and constant currency basis from the SenoRx® biopsy products acquired in July 2010). Percutaneous transluminal angioplasty balloon catheters and biopsy products were also contributors to the growth in this category for the quarter and nine months ended September 30, 2011.

Consolidated net sales of electrophysiology products for the quarter ended September 30, 2011 increased 11% on a reported basis (4% on a constant currency basis) compared to the prior year quarter. The net sales increase for the quarter ended September 30, 2011 was driven primarily by sales of electrophysiology laboratory systems. Consolidated net sales of electrophysiology products for the nine months ended September 30, 2011 increased 4% on a reported basis (flat on a constant currency basis) compared to the prior year period. The net sales increase for the nine months ended September 30, 2011 was driven primarily by sales of steerable diagnostic catheters.

Consolidated net sales of vascular graft products for the quarter ended September 30, 2011 increased 2% on a reported basis (decreased 3% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of vascular graft products for the nine months ended September 30, 2011 remained flat on a reported basis (decreased 3% on a constant currency basis) compared to the prior year period.

Urology Products - Bard markets a wide range of products for the urology market, including basic drainage products, continence products and urological specialty products. Bard also markets StatLock® catheter stabilization products, which are used to secure many types of catheters sold by Bard and other companies. The majority of basic drainage products, StatLock® catheter stabilization products and certain urological specialty products are sold through distributors. The increase in consolidated net sales of urology products for the quarter and nine months ended September 30, 2011 compared to the prior year periods was led by growth in sales of basic drainage products and StatLock® products partially offset by a decrease in the sales of continence products. United States net sales of urology products for the quarter ended September 30, 2011 decreased 3% compared to the prior year quarter. International net sales of urology products for the quarter ended September 30, 2011 increased 14% on a reported basis (6% on a constant currency basis) compared to the prior year quarter. United States net sales of urology products for the nine months ended September 30, 2011 decreased 2% compared to the period year period. International net sales of urology products for the nine months ended September 30, 2011 increased 12% on a reported basis (8% on a constant currency basis) compared to the prior year period.

Consolidated net sales of basic drainage products for the quarter ended September 30, 2011 increased 3% on a reported basis (1% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of infection control Foley catheter products for the quarter ended September 30, 2011 decreased 4% on both a reported and constant currency basis compared to the prior year quarter. Consolidated net sales of basic drainage products for the nine months ended September 30, 2011 increased 4% on a reported basis (3% on a constant currency basis). Consolidated net sales of infection control Foley catheter products for the nine months ended September 30, 2011 decreased 1% on both a reported and constant currency basis compared to the prior year period.

Consolidated net sales of continence products for the quarter ended September 30, 2011 decreased 18% on a reported basis (20% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of continence products for the nine months ended September 30, 2011 decreased 13% on a reported basis (14% on a constant currency basis) compared to the prior year period. Net sales for the quarter and nine months ended September 30, 2011 were impacted by the discontinuation of sales of a bulking continence product and by a decline in sales of surgical continence products, a trend that may continue.

Consolidated net sales of urological specialty products for the quarter ended September 30, 2011 increased 8% on a reported basis (4% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of brachytherapy products for the quarter ended September 30, 2011 increased 10% on a reported basis (5% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of urological specialty products for the nine months ended September 30, 2011 increased 4% on a reported basis (2% on a constant currency basis) compared to the prior year period. Consolidated net sales of brachytherapy products for the nine months ended September 30, 2011 increased 1% on a reported basis (decreased 1% on a constant currency basis) compared to the prior year period. Despite growth in the current quarter, the brachytherapy market has been losing procedural share to alternative therapies, a trend that may continue.

Consolidated net sales of the StatLock® catheter stabilization product line for the quarter ended September 30, 2011 increased 6% on a reported basis (5% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of the StatLock® catheter stabilization product line for the nine months ended September 30, 2011 increased 7% on a reported basis (6% on a constant currency basis) compared to the prior year period.

Oncology Products - Bard’s oncology business includes specialty vascular access products and enteral feeding devices. Specialty vascular access products include peripherally inserted central catheters (“PICCs”), used for intermediate to long-term central venous access, specialty access ports and accessories (“Ports”), used most commonly for chemotherapy, dialysis access catheters and vascular access ultrasound devices, which help facilitate the placement of PICCs.

The increase in consolidated net sales for the quarter and nine months ended September 30, 2011 of oncology products compared to the prior year periods was due primarily to growth in sales of PICCs and Ports. United States net sales of oncology products for the quarter ended September 30, 2011 increased 6% compared to the prior year quarter. International net sales of oncology products for the quarter ended September 30, 2011 increased 18% on a reported basis (7% on a constant currency basis) compared to the prior year quarter. United States net sales of oncology products for the nine months ended September 30, 2011 increased 5% compared to the prior year period. International net sales of oncology products for the nine months ended September 30, 2011 increased 16% on a reported basis (9% on a constant currency basis) compared to the prior year period.

Consolidated net sales of PICCs for the quarter ended September 30, 2011 increased 11% on a reported basis (10% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of PICCS for the nine months ended September 30, 2011 increased 9% on both a reported and constant currency basis compared to the prior year period. Consolidated net sales of Ports for the quarter ended September 30, 2011 increased 5% on a reported basis (3% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of Ports for the nine months ended September 30, 2011 increased 7% on a reported basis (5% on a constant currency basis) compared to the prior year period.

Consolidated net sales of dialysis access catheters for the quarter ended September 30, 2011 increased 11% on a reported basis (8% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of dialysis access catheters for the nine months ended September 30, 2011 increased 10% on a reported basis (8% on a constant currency basis) compared to the prior year period. Consolidated net sales of vascular access ultrasound devices for the quarter ended September 30, 2011 increased 6% on a reported basis (4% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of vascular access ultrasound devices for the nine months ended September 30, 2011 increased 7% on a reported basis (6% on a constant currency basis) compared to the prior year period.

Surgical Specialty Products - Surgical specialty products include soft tissue repair, performance irrigation and hemostasis product lines. The increase in consolidated net sales of surgical specialty products for the quarter and nine months ended September 30, 2011 compared to the prior year periods was due primarily to growth in soft tissue repair products. United States net sales of surgical specialty products for the quarter ended September 30, 2011 decreased 1% compared to the prior year quarter. International net sales of surgical specialty products for the quarter ended September 30, 2011 increased 16% on a reported basis (6% on a constant currency basis) compared to the prior year quarter. United States net sales of surgical specialty products for the nine months ended September 30, 2011 increased 2% compared to the prior year period. International net sales of surgical specialty products for the nine months ended September 30, 2011 increased 12% on a reported basis (7% on a constant currency basis) compared to the prior year period.

The soft tissue repair product line includes synthetic and natural-tissue hernia repair implants, natural-tissue breast reconstruction products and hernia fixation products. Consolidated net sales of soft tissue repair products for the quarter ended September 30, 2011 increased 6% on a reported basis (4% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of soft tissue repair products for the nine months ended September 30, 2011 increased 7% on a reported basis (6% on a constant currency basis) compared to the prior year period. The company’s net sales in this category for the quarter and nine months ended September 30, 2011 were favorably impacted by growth in sales of synthetic and natural-tissue hernia repair implants and natural-tissue breast reconstruction products.

Other Products - The other product group includes irrigation, wound drainage and certain original equipment manufacturers’ products. Consolidated net sales of other products for the quarter ended September 30, 2011 increased 7% on a reported basis (5% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of other products for the nine months ended September 30, 2011 increased 5% on a reported (4% on a constant currency basis) compared to the prior year period.

Costs and Expenses

A summary of costs and expenses as a percentage of net sales is as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010(A)

Cost of goods sold	38.2%	37.1%	38.0%	37.8%
Marketing, selling and administrative expense	26.3%	27.4%	27.1%	27.7%
Research and development expense	6.5%	7.0%	6.6%	6.6%
Interest expense	1.3%	0.5%	1.3%	0.4%
Other (income) expense, net	2.4%	1.0%	9.8%	0.4%

Total costs and expenses	74.7%	73.0%	82.8%	73.0%

(A)	Amounts do not add due to rounding.

Cost of goods sold - Cost of goods sold consists principally of the manufacturing and distribution costs of the company’s products. The category also includes royalties, amortization of intangible assets and the impact of certain hedging activities. Cost of goods sold as a percentage of net sales for the quarter ended September 30, 2011 increased 110 basis points compared to the prior year quarter. Cost of goods sold as a percentage of net sales for the nine months ended September 30, 2011 increased 20 basis points compared to the prior year period. Incremental amortization of intangible assets acquired in 2010 and 2011 increased the cost of goods sold as a percentage of net sales by approximately 10 basis points over the prior year quarter and 30 basis points over the nine month period.

Marketing, selling and administrative expense - Marketing, selling and administrative expense consists principally of the costs associated with the company’s sales and administrative organizations. These costs, as a percentage of net sales for the quarter ended September 30, 2011, decreased 110 basis points compared to the prior year quarter. These costs as a percentage of net sales for the nine months ended September 30, 2011 decreased 60 basis points compared to the prior year period.

Research and development expense - Research and development expense consists principally of costs related to internal research and development activities, milestone payments for third-party research and development activities, and purchased R&D costs arising from the company’s business development activities. Purchased R&D may impact the comparability of the company’s results of operations between periods. Research and development expense for the quarter ended September 30, 2011 was $46.9 million, a decrease of approximately 1% compared to the prior year quarter. A purchased R&D charge of $0.5 million was recorded for the quarter ended September 30, 2011. Research and development expense for the nine months ended September 30, 2011 was $141.8 million, an increase of approximately 6% compared to the prior year period. Purchased R&D charges of $3.5 million and $0.5 million were recorded for the nine months ended September 30, 2011 and September 30, 2010, respectively.

Interest expense - Interest expense was $9.0 million and $3.2 million for the quarters ended September 30, 2011 and 2010, respectively. Interest expense was $27.1 million and $8.9 million for the nine months ended September 30, 2011 and 2010, respectively. The increase in interest expense was due to the issuance of $750 million of senior unsecured notes in December 2010.

Other (income) expense, net - The components of other (income) expense, net, are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(dollars in millions)
Interest income	$(1.2)	$(1.1)	$(3.1)	$(2.7)
Foreign exchange losses	0.8	(0.8)	0.9	0.2
Legal settlements and commitments	—	—	195.5	—
Restructuring	10.0	—	8.9	—
Impairment charge for bonds	7.0	—	7.0	—
Acquisition related items	—	7.7	0.3	9.3
Other, net	0.4	0.9	1.7	1.9

Total other (income) expense, net	$17.0	$6.7	$211.2	$8.7

Legal settlements and commitments—For the nine months ended September 30, 2011, the amounts reflect the estimated costs of settling all Hernia Product Claims (other than the putative class action lawsuits), including costs to administer the settlements (see Note 8 of the notes to the condensed consolidated financial statements), and certain other legal settlements and commitments.

Restructuring—See Note 3 of the notes to the condensed consolidated financial statements.

Acquisition related items—The amounts consist of acquisition related integration costs.

Impairment charge for bonds—See Note 6 of the notes to the condensed consolidated financial statements.

Income tax provision

The effective tax rate for the quarter ended September 30, 2011 was approximately 29% compared to approximately 30% for the same period in 2010. The effective tax rate for the nine months ended September 30, 2011 was approximately 42% compared to approximately 31% for the same period in 2010. The higher tax rate for the current year-to-date period reflected the discrete tax effect of a charge for legal settlements, primarily related to the Hernia Product Claims, which were incurred in a low tax jurisdiction. The effective tax rate for both prior year periods reflected the discrete tax effect of a charge of $5.6 million associated with a cash repatriation of approximately $62 million of earnings from operations in certain foreign jurisdictions as a result of tax legislation enacted in the third quarter of 2010. The $5.6 million charge was partially offset by the discrete tax effect of $4.2 million associated with certain tax positions being remeasured as a result of new information related to the U.S. Internal Revenue Service examinations of the tax years 2003 and 2004.

Net Income Attributable to Common Shareholders and Earnings Per Share Available to Common Shareholders

The company reported net income attributable to common shareholders and diluted earnings per share available to common shareholders for the quarter ended September 30, 2011 of $130.1 million and $1.46, respectively. Net income attributable to common shareholders and diluted earnings per share available to common shareholders for the prior year quarter were $127.5 million and $1.34, respectively. The current year quarter reflects net restructuring costs of $6.7 million, or $0.08 per diluted share, an impairment charge for Greek bonds of $7.0 million, or $0.08 per diluted share, and acquisition related items, primarily consisting of transaction costs and a purchased R&D charge of $2.2 million, or $0.03 per diluted share. The current year quarter also reflects a decrease to the income tax provision of $1.1 million, or $0.01 per diluted share, due to an audit adjustment. The prior year quarter reflects acquisition related items, consisting of transaction costs (primarily legal and valuation costs), integration costs and purchase accounting adjustments of $7.0 million, or $0.07 per diluted share. The prior year quarter also reflects a net increase to the income tax provision of $1.4 million, or $0.01 per diluted share, as a result of the cash repatriation and the reduction of certain tax positions as discussed above.

The company reported net income attributable to common shareholders and diluted earnings per share available to common shareholders for the nine months ended September 30, 2011 of $214.2 million and $2.40, respectively. Net income attributable to common shareholders and diluted earnings per share available to common shareholders for the nine months ended September 30, 2010 were $373.0 million and $3.86, respectively. The current year to date period reflects legal settlements and commitments of $189.5 million, or $2.12 per diluted share, and net restructuring costs of $5.9 million, or $0.07 per diluted share and an impairment charge for Greek bonds of $7.0 million, or $0.08 per diluted share. The current year to date period also reflects acquisition related items, primarily consisting of transaction costs and purchased R&D charges of $4.8 million, or $0.06 per diluted share, and a decrease to the income tax provision of $1.1 million, or $0.01 per diluted share, due to an audit adjustment. The prior year to date period reflects acquisition related items, consisting of transaction costs (primarily legal and valuation costs), integration costs and purchase accounting adjustments of $14.1 million, or $0.15 per diluted share. The prior year nine month period also reflects bad debt expense of $3.8 million or $0.04 per diluted share related to the write-down of accounts receivable in Greece and a net increase to the income tax provision of $1.4 million, or $0.01 per diluted share, as a result of the cash repatriation and the reduction of certain tax positions as discussed above.

Liquidity and Capital Resources

The company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Significant factors affecting the management of liquidity are cash flows generated from operating activities, capital expenditures, acquisitions of businesses and technologies, cash dividends and common stock repurchases. Cash provided from operations continues to be the company’s primary source of funds. The company believes that it could borrow adequate funds at competitive terms should it be necessary. The company also believes that its overall financial strength gives it sufficient financial flexibility. A summary of certain liquidity measures for Bard as of September 30 is as follows:

	2011	2010
(dollars in millions)
Working capital	$1,392.8	$1,001.4

Current ratio	3.74/1	2.93/1

Cash and cash equivalents held by the company’s foreign subsidiaries were $614.0 million and $641.4 million at September 30, 2011 and December 31, 2010, respectively. It is the company’s intention to permanently reinvest the majority of these funds outside the United States to finance foreign operations, and the company’s plans do not demonstrate a need to repatriate these funds. If these funds are needed for U.S. operations or can no longer be permanently reinvested outside the United States, the company would be required to accrue and pay U.S. taxes to repatriate these funds.

For the nine months ended September 30, 2011 and 2010, net cash provided by operating activities was $549.4 million and $463.7 million, respectively. The increase in net cash provided by operating activities reflects higher net income, excluding non-cash items, and the timing of tax payments.

For the nine months ended September 30, 2011, the company used $266.8 million in cash for investing activities, compared to the $323.0 million used in the prior year period. The current year period reflects an increase of $200.3 million in restricted cash related to a payment for certain Hernia Product Claims pursuant to the proposed settlements and a payment in anticipation of the acquisition of ClearStream. The prior year period reflects the acquisitions of SenoRx, Inc. and FlowCardia, Inc. for a total of $286.1 million. Capital expenditures were approximately $49.9 million and $33.3 million for the nine month periods ended September 30, 2011 and 2010, respectively.

For the nine months ended September 30, 2011, the company used $166.1 million in cash for financing activities, compared to the $142.7 million used in the prior year period. Total debt was $908.9 million and $977.4 million at September 30, 2011 and December 31, 2010, respectively. Total debt to total capitalization was 33% and 37.5% at September 30, 2011 and December 31, 2010, respectively. The company spent approximately $96.2 million to repurchase 1,068,200 shares of common stock in the nine months ended September 30, 2011 compared to approximately $297.6 million to repurchase 3,658,250 shares of common stock in the prior year period. Included in purchases of common stock in 2011 is a payment of $58.9 million in cash remitted to the bank counterparty upon final settlement under an accelerated share repurchase agreement. The company paid cash dividends of $0.55 per share and $0.52 per share for the nine month periods ended September 30, 2011 and 2010, respectively. In the prior year period, the company purchased the noncontrolling interest in its Malaysian operation for $25.9 million.

On October 12, 2011, the company entered into a new $600 million five-year committed syndicated bank credit facility that expires in October 2016. The new credit facility replaces the company’s existing $400 million five-year credit agreement that was scheduled to mature in June 2012. The credit facilities support the company’s commercial paper program and can be used for general corporate purposes. The facilities include pricing based on the company’s long-term credit rating and include a financial covenant that limits the amount of total debt to total capitalization. There were no outstanding short-term borrowings, including commercial paper borrowings, at September 30, 2011. The company had outstanding commercial paper borrowings of $80.5 million at December 31, 2010.

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

•

damage to a facility where our products are manufactured or distributed, which could render the company unable to manufacture or distribute one or more products and may require the company to reduce the output of products at the damaged facility thereby making it difficult to meet product shipping targets;

•

the potential impairment of goodwill and intangible assets of the company resulting from insufficient cash flow generated from such assets specifically, or our business more broadly, so as to not allow the company to justify the carrying value of the assets;

•	the ability to obtain appropriate levels of product liability insurance on reasonable terms;

•	the ability to recover for claims made to our insurance companies; and

•	the ability to realize the anticipated benefits of the 2010 Restructuring Plan and 2011 restructuring activities to improve overall cost structure and efficiency.

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

General economic conditions, including:

•	international and domestic business conditions;

•	political or economic instability in foreign countries;

•	interest rates;

•	foreign currency exchange rates;

•	changes in the rate of inflation; and

•	instability of global financial markets and economies, including Greece, Italy, Spain, Portugal and other countries in Europe.

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

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of September 30, 2011. Based upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2011, the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to accomplish their objectives at the reasonable assurance level.

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

Product Liability Matters

As of October 20, 2011, approximately 1,910 federal and 1,720 state lawsuits involving individual claims by approximately 3,770 plaintiffs, as well as two putative class actions in the United States and four putative class actions in various Canadian provinces, have been filed or asserted against the company with respect to its Composix® Kugel® and certain other hernia repair implant products (collectively, the “Hernia Product Claims”). One of the U.S. class action lawsuits consolidates ten previously-filed U.S. class action lawsuits. The putative class actions, none of which has been certified, seek (i) medical monitoring, (ii) compensatory damages, (iii) punitive damages, (iv) a judicial finding of defect and causation and/or (v) attorneys’ fees. Approximately 1,695 of the state lawsuits, involving individual claims by a substantially equivalent number of plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions. The Hernia Product Claims also generally seek damages for personal injury resulting from use of the products. The company voluntarily recalled certain sizes and lots of the Composix® Kugel® products beginning in December 2005.

In June 2007, the Judicial Panel on Multidistrict Litigation (“JPML”) transferred Composix® Kugel® lawsuits pending in federal courts nationwide into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island. The MDL court subsequently determined to include other hernia repair products of the company in the MDL proceeding. The first MDL trial was completed in April 2010 and resulted in a judgment for the company based on the jury’s finding that the company was not liable for the plaintiff’s damages. The second MDL trial was completed in August 2010 and resulted in a judgment for the plaintiff of $1.5 million. On June 30, 2011, the company announced that it had reached agreements in principle with various plaintiffs’ law firms to settle the majority of its existing Hernia Product Claims. Each agreement is subject to certain conditions, including requirements for participation in the proposed settlements by a certain minimum number of plaintiffs. In addition, the company is engaging in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Hernia Product Claims, and intends to vigorously defend Hernia Product Claims that do not settle, including through litigation. Based on these events, the company incurred a charge of $184.3 million ($180.6 million after tax) in the second quarter of 2011, which recognized the estimated costs of settling all Hernia Product Claims, including asserted and unasserted claims, and costs to administer the settlements. The charge excludes any costs associated with pending putative class action lawsuits. The company cannot give any assurances that the actual costs incurred with respect to the Hernia Product Claims will not exceed the amount of the charge together with amounts previously accrued. The company cannot give any assurances that the resolution of the Hernia Product Claims that have not settled, including asserted and unasserted claims and the putative class action lawsuits, will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity. For more information, see Item 1A. “Risk Factors” in Bard’s 2010 Annual Report on Form 10-K.

As of October 20, 2011, product liability lawsuits involving individual claims by approximately 280 plaintiffs have been filed or asserted against the company in various federal and state jurisdictions alleging personal injuries associated with the use of certain of the company’s surgical continence products for women, principally its Avaulta® line of products (collectively, the “Women’s Health Product Claims”). The Women’s Health Product Claims generally seek damages for personal injury resulting from use of the products. With respect to certain of these claims, the company believes that one of its suppliers has an obligation to defend and indemnify the company. In October 2010, the JPML transferred the Women’s Health Product Claims involving solely Avaulta® products pending in federal courts nationwide into an MDL for coordinated pre-trial proceedings in the United States District Court for the Southern District of West Virginia. In October 2011, the JPML ordered that 35 lawsuits involving other women’s surgical continence products of the company be transferred to the pending MDL in West Virginia. In total, approximately 150 of the Women’s Health Product Claims are pending in federal courts and have been or will be transferred to the MDL in West Virginia, with the remainder of the Women’s Health Product Claims in other jurisdictions. While the company intends to vigorously defend the Women’s Health Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

As of October 20, 2011, product liability lawsuits involving individual claims by approximately 40 plaintiffs have been filed or asserted against the company in various federal and state jurisdictions alleging personal injuries associated with the use of the company’s vena cava filter products. In addition, a putative class action lawsuit has been filed against the company in California state court on behalf of plaintiffs who are alleged to have no present injury (all lawsuits, collectively, the “Filter Product Claims”). The putative class action, which has not been certified, seeks: (i) medical monitoring; (ii) punitive damages; (iii) a judicial finding of defect and causation; and/or (iv) attorneys’ fees. While the company intends to vigorously defend the Filter Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

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

Other Legal Matters

In November 2006, the company received a subpoena issued by the U.S. Department of Health and Human Services, Office of Inspector General, under the authority of the federal healthcare fraud and false claims statutes. The subpoena seeks documents related to the company’s brachytherapy business. The company has responded to the subpoena and is cooperating with the government in this matter. Although the company continues to engage in discussions with representatives of the civil and criminal divisions of the United States Attorney’s Office for the Northern District of Georgia with respect to a potential resolution of this matter, the company cannot give any assurances that a resolution will be reached or what the terms of any such resolution may be. At this time, it is not possible to determine an estimate, or a range of estimates, of potential damages. In addition, the company cannot give any assurances that this matter will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

On February 21, 2007, Southeast Missouri Hospital (“Southeast”) filed a putative class action complaint on behalf of itself and all others similarly situated against the company and another manufacturer, Tyco International, Inc., which was subsequently dismissed from the action. The complaint was later amended to add St. Francis Medical Center (“St. Francis”) as an additional named plaintiff. The action was re-named as St. Francis Medical Center, et al. v. C. R. Bard, Inc., et al. (Civil Action No. 1:07-cv-00031, United States District Court, Eastern District of Missouri, Southeastern District) when the court denied Southeast’s motion to serve as a class representative and dismissed Southeast from the lawsuit. In September 2008, the court granted St. Francis’s motion for class certification and determined the measurement period for any potential damages. St. Francis alleges that the company conspired to exclude competitors from the urological catheter market and that the company sought to maintain market share by engaging in conduct in violation of state and federal antitrust laws. St. Francis seeks injunctive relief and presented an expert report that calculates damages of up to approximately $320 million, a figure that the company believes is unsupported by the facts. The company’s expert report establishes that, even assuming a determination adverse to the company, the plaintiffs suffered no damages. In September 2009, the District Court granted the company’s summary judgment motion and dismissed with prejudice all counts in this action. St. Francis appealed the Court’s decision to the Eighth Circuit Court of Appeals (“Court of Appeals”). In August 2010, the Court of Appeals affirmed the decision of the District Court. In October 2010, the Court of Appeals granted St. Francis’s request for a re-hearing of its appeal. In June 2011, the Court of Appeals again affirmed the decision of the District Court. St. Francis filed another request for a re-hearing of its appeal to the Court of Appeals, which was denied in August 2011. St. Francis may request a review of the decision by the U.S. Supreme Court. If St. Francis continues to pursue this case, the company intends to defend this matter vigorously. If St. Francis is ultimately successful, any damages awarded under the federal antitrust laws will be subject to statutory trebling and St. Francis’s attorneys would be entitled to an award of reasonable fees and costs. At this time, it is not possible to assess the likelihood of an adverse outcome or determine an estimate, or a range of estimates, of potential damages. The company cannot give any assurances that this matter will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

In December 2007, a U.S. District Court jury in Arizona found that certain of W.L. Gore & Associates Inc.’s (“Gore”) ePTFE vascular grafts and stent-grafts infringe the company’s patent number 6,436,135. The jury upheld the validity of the patent and awarded the company $185 million in past damages. The jury also found that Gore willfully infringed the patent. In a second phase of the trial, the Court ruled that Gore failed to prove that the patent is unenforceable due to inequitable conduct. In March 2009, the U.S. District Court doubled the jury award to approximately $371 million for damages through June 2007. The Court also awarded the company attorneys’ fees of $19 million and prejudgment interest of approximately $20 million. In addition, the Court denied Gore’s remaining motions, including its motions for a new trial and to set aside the jury’s verdict. In July 2010, the U.S. District Court awarded the company approximately $109 million in additional damages for the period from July 2007 through March 2009. The Court also assessed a royalty rate of between 12.5% and 20%, depending on the product, that will be used to calculate damages for Gore’s infringing sales from April 2009 through the expiration of the patent. Gore made additional deposits with the Court of approximately $264 million, representing Gore’s calculation of royalties for its infringing sales through June 2011. Gore has appealed this matter to the Court of Appeals for the Federal Circuit and oral argument was heard on May 3, 2011. Because the company considers this matter a gain contingency, no amounts have been recorded as of September 30, 2011. Even if the company is ultimately successful in this lawsuit, it cannot give any assurances that royalties for Gore’s future infringing sales will remain at or near historic levels.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A. in Bard’s 2010 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs(2)
July 1 - July 31, 2011	1,110	$112.64	—	$487,184,378
August 1 - August 31, 2011	62,352	89.16	—	487,184,378
September 1 - September 30, 2011	1,283,783	89.93	1,283,000	371,805,678

Total	1,347,245	$89.91	1,283,000	$371,805,678

(1)	The company repurchased 64,245 shares during the three month period ended September 30, 2011 that were not part of the publicly announced share repurchase authorization. These shares were purchased from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.

(2)	On June 9, 2010, the Board of Directors approved the repurchase of up to $500 million of common stock.

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

Item 6. Exhibits

(a)	Exhibit 10cd – Agreement between Todd C. Schermerhorn and C. R. Bard, Inc. dated as of July 28, 2011.
(b)	Exhibit 10ce – Credit Agreement dated as of October 12, 2011, among C. R. Bard, Inc., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (as Joint Lead Arrangers and Joint Bookrunners), JPMorgan Chase Bank, N.A. (as Administrative Agent), Bank of America, N.A. (as Syndication Agent) and Barclays Bank PLC, Goldman Sachs Bank USA, Wells Fargo Bank, National Association and Royal Bank of Canada (each as Documentation Agents).
(c)	Exhibit 12.1 – Computation of Ratio of Earnings to Fixed Charges
(d)	Exhibit 31.1 – Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
(e)	Exhibit 31.2 – Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer
(f)	Exhibit 32.1 – Section 1350 Certification of Chief Executive Officer
(g)	Exhibit 32.2 – Section 1350 Certification of Chief Financial Officer
(h)	101.INS XBRL Instance Document
(i)	101.SCH XBRL Taxonomy Extension Schema Document
(j)	101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
(k)	101.DEF XBRL Taxonomy Extension Definition Linkbase Document
(l)	101.LAB XBRL Taxonomy Extension Label Linkbase Document
(m)	101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C. R. BARD, INC.
(Registrant)
Date: October 26, 2011

/s/ TODD C. SCHERMERHORN
Todd C. Schermerhorn Senior Vice President and Chief Financial Officer

/s/ FRANK LUPISELLA JR.
Frank Lupisella Jr. Vice President and Controller

INDEX TO EXHIBITS

Number
10cd	Agreement between Todd C. Schermerhorn and C. R. Bard, Inc. dated as of July 28, 2011.
10ce	Credit Agreement dated as of October 12, 2011, among C. R. Bard, Inc., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (as Joint Lead Arrangers and Joint Bookrunners), JPMorgan Chase Bank, N.A. (as Administrative Agent), Bank of America, N.A. (as Syndication Agent) and Barclays Bank PLC, Goldman Sachs Bank USA, Wells Fargo Bank, National Association and Royal Bank of Canada (each as Documentation Agents).
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document