Form 10-K
period 2011-12-31
BARD C R INC /NJ/
filed 2012-02-23
CIK 9892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $9,518,963,287 based on the closing price of stock traded on the New York Stock Exchange on June 30, 2011. As of January 31, 2012, there were 84,058,643 shares of Common Stock, $.25 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the company’s definitive Proxy Statement in connection with its 2012 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

C. R. BARD, INC. AND SUBSIDIARIES

PART I
Item 1.	Business	I-1
Item 1A.	Risk Factors	I-7
Item 1B.	Unresolved Staff Comments	I-11
Item 2.	Properties	I-11
Item 3.	Legal Proceedings	I-12
Item 4.	Mine Safety Disclosures	I-15

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	II-1
Item 6.	Selected Financial Data	II-2
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	II-3
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	II-17
Item 8.	Financial Statements and Supplementary Data	II-18
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	II-60
Item 9A.	Controls and Procedures	II-60
Item 9B.	Other Information	II-60

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	III-1
Item 11.	Executive Compensation	III-1
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	III-1
Item 13.	Certain Relationships and Related Transactions, and Director Independence	III-1
Item 14.	Principal Accounting Fees and Services	III-1

PART IV
Item 15.	Exhibits and Financial Statement Schedules	IV-1

EXHIBIT INDEX		IV-2
Exhibit 10bb	Stock Equivalent Plan for Outside Directors of C. R. Bard, Inc. (as Amended and Restated), effective as of December 14, 2011
Exhibit 10cg	Form of Restricted Stock Units Award Certificate and Form of Restricted Stock Units Terms and Conditions under the Company’s 2003 Long Term Incentive Plan
Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges
Exhibit 21	Subsidiaries of the Registrant
Exhibit 23.1	Consent of Independent Registered Public Accounting Firm
Exhibit 31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
Exhibit 31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer
Exhibit 32.1	Section 1350 Certification of Chief Executive Officer
Exhibit 32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES		IV-6

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

Bard’s execution of this strategy has helped the company establish market leadership positions across its four product group categories. In 2011, approximately 80% of the company’s net sales were derived from product lines in which the company holds a number one or number two market share position.

Product Group Information

The company reports its sales in four major product group categories: vascular, urology, oncology and surgical specialties. The company also has a product group of other products. The following table sets forth for the three years ended December 31, 2011, 2010 and 2009 the approximate percentage contribution by category to Bard’s consolidated net sales on a worldwide basis.

	For the Years Ended December 31,
	2011	2010	2009
Vascular	29%	28%	27%
Urology	25%	26%	28%
Oncology	27%	27%	27%
Surgical Specialties	16%	16%	15%
Other	3%	3%	3%

Consolidated net sales	100%	100%	100%

Vascular Products

Bard’s vascular products cover a wide range of minimally invasive devices for the treatment of peripheral vascular disease (“PVD”) and heart arrhythmias. These products include: percutaneous transluminal angioplasty (“PTA”) catheters, chronic total occlusions (“CTO”) catheters, guidewires, introducers and accessories; peripheral vascular stents and stent grafts, vena cava filters and biopsy devices; electrophysiology products, including electrophysiology laboratory systems and diagnostic, therapeutic and temporary pacing electrode catheters; and fabrics, meshes and implantable vascular grafts. Bard’s low-profile catheter and high-pressure balloon technology has made Conquest™, Atlas® and Dorado® PTA catheters leading choices of clinicians for the treatment of arterial venous access stenosis and other PVDs. In December 2011, Bard acquired Lutonix, Inc., a development stage company specializing in drug coated balloon technology for the treatment and prevention of vascular disease. Bard intends to start selling this device in Europe in 2012 and is conducting the first investigational device exemption trial in the United States. The company’s Ultraverse® and VascuTrak™ PTA catheters and Crosser™ CTO catheter give Bard one of the broadest offerings in the rapidly growing small-vessel segment of the PVD market. Bard’s line of peripheral vascular stent and stent-graft devices includes the Flair™ AV (arterial venous) Access Stent Graft, E•Luminexx™ Iliac Stent, and the LifeStent® family of stents approved for use in the superficial femoral and proximal popliteal arteries. Bard’s vena cava filters product line includes devices which can be either permanently implanted or retrieved after the threat of blood clots traveling from the lower extremities to a patient’s lungs has passed. Bard’s Vacora® and Finesse™ devices combine the benefits of a vacuum-assisted biopsy sample with a portable, self-contained needle system for the diagnosis of breast tumors. In July 2010, the company acquired SenoRx, Inc. whose product portfolio includes products such as the EnCor® stereotactic-guided and MRI-guided breast biopsy systems, the Gel Mark® line of breast tissue markers and the Contura® brachytherapy catheter used in the treatment of breast cancer. With SenoRx, Bard offers products across percutaneous breast biopsy and marker segments, in addition to providing a therapeutic device for site-specific partial breast irradiation following lumpectomy procedures. In Europe, the company sells its HD (high-density) Mesh Ablation Catheter for the diagnosis and treatment of atrial fibrillation, the most commonly diagnosed sustained cardiac arrhythmia.

Urology Products

Bard’s urology products include basic drainage products, continence products and urological specialty products. The Foley catheter, which Bard introduced in 1934, remains one of the most important products in the urology field. The company has a market-leading position in Foley catheters, including the infection control Foley catheter (Bardex® I.C. Foley catheter), which has been proven to substantially reduce the rate of urinary tract infections. Other urology products include: surgical slings used to treat stress urinary incontinence; fecal incontinence products; natural and synthetic devices for the treatment of pelvic floor and vaginal prolapse; brachytherapy services, devices and radioactive seeds used to treat prostate cancer; intermittent urinary drainage catheters, urine monitoring and collection systems; ureteral stents; and specialty devices for ureteroscopic procedures and stone removal. The company also markets the proprietary line of StatLock® catheter stabilization devices, which are used primarily to secure peripheral intravenous catheters, thereby reducing restarts and other complications. These devices are also used to secure many other types of catheters sold by Bard and other companies, including Foley catheters. In November 2011, the company acquired Medivance, Inc. whose Arctic Sun® system with the proprietary ArcticGel™ pads provides Targeted Temperature Management™ therapy to patients requiring therapeutic hypothermia.

Oncology Products

Bard’s oncology products cover a wide range of devices used in the treatment and management of various cancers and other diseases and disorders. These include specialty vascular access catheters and ports, vascular access ultrasound devices, dialysis access catheters and enteral feeding devices. The company’s specialty vascular access products, used primarily for chemotherapy, serve a well-established market in which Bard holds a leading position. The features and benefits of the company’s broad line of peripherally inserted central catheters (“PICCs”) have allowed Bard to capitalize on this important segment of the specialty vascular access market. The company’s PowerPICC® catheters and PowerPort® devices can also be used to inject contrast media at high flow rates. These devices eliminate the need to place an additional catheter in the significant number of PICC and port recipients who also require contrast enhanced CT (computed tomography) scans. Bard’s Site-Rite® vascular access ultrasound device and Sherlock™ tip locator system help nurses place a PICC at a patient’s bedside, making PICCs a more convenient and cost-effective treatment option. The company’s Sapiens Tip Confirmation System can be used in place of x-rays to confirm proper placement of the PICC prior to treatment.

Surgical Specialty Products

Bard’s surgical specialty products include implanted patches and fixation systems for hernia and other soft tissue repairs, irrigation devices for orthopedic, laparoscopic and gynecological procedures and products for topical hemostasis. The company’s soft tissue repair products consist primarily of hernia repair implants, including both synthetic and natural-tissue configurations, and hernia implant fixation devices. Within the hernia implants line, products such as Bard’s PerFix® plug and 3D Max® are used for inguinal (groin) hernia repair procedures. The company also markets products for the repair of ventral (abdominal) hernias including the Ventrio™, Ventrio™ ST, Ventralex®, Ventralex™ ST and Composix® LP hernia patches. The company also produces the ECHO PS® Positioning System which helps facilitate mesh deployment laparoscopically. Bard’s line of natural-tissue hernia products, including the Collamend FM® and Allomax™ patches, are used to repair complex ventral hernias. In complex hernias, pre-existing infections or high risk of infection often preclude the use of synthetic mesh for the repair. In 2009, the company acquired the rights to the XenMatrix™ product, a non-crosslinked xenograft patch for complex hernia repair, giving Bard an enhanced offering of natural-tissue hernia repair patches. Also in 2009, the company acquired the rights to sell the Allomax™ patch for breast reconstruction following mastectomy procedures. In 2009, the company launched its SorbaFix™ device, a next-generation bioresorbable-tack fixation device for use in laparoscopic and open surgical procedures. In 2010, the company launched its PermaFix™ product, a permanent anchor fixation device built on the SorbaFix™ platform.

International

Through subsidiaries and a joint venture, Bard markets its products to customers in over 100 countries outside the United States. The products sold in the international markets include many of the products described above. However, the principal markets, products and methods of distribution in the company’s international businesses vary with market size and stage of development. The company’s principal international markets are currently in Europe and Japan and the company expects to continue investing to expand sales and marketing resources in order to capitalize on opportunities in other markets, such as certain emerging markets in Asia and Latin America. Generally, the company maintains a geographically-based sales organization that it believes gives it greater flexibility in international markets. Approximately 76% of international sales are of products manufactured by Bard in the United States, Puerto Rico or Mexico. For financial reporting purposes, revenues and long-lived assets in significant geographic areas are presented in Note 14 of the notes to consolidated financial statements included in this Form 10-K.

Bard’s foreign operations are subject to certain financial and other risks, and international operations in general present complex tax and cash management issues. Relationships with customers and effective terms of sale frequently vary by country. Trade receivable balances outside the United States generally are outstanding for longer periods than in the United States, particularly in Europe. Inventory management is also an important business concern due to the potential for rapidly changing business conditions and currency exposure. Foreign currency exchange rate fluctuations can affect income and cash flows of international operations. The company attempts to hedge some of these currency exposures to help reduce the effects of foreign exchange fluctuations on the business. For more information, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk”, Note 6 of the notes to consolidated financial statements and Item 1A. “Risk Factors” included in this Form 10-K.

Competition

The company competes in therapeutic and diagnostic medical device markets around the world. These global markets are characterized by rapid change resulting from technological advances and scientific discoveries. The company’s market position depends on its reliable product quality, dependable service, value proposition and ability to develop products to meet evolving market needs. The company faces a mix of competitors ranging from large manufacturers with multiple business lines to smaller manufacturers that offer a limited selection of products, and to a lesser extent reprocessors of single-use medical devices. Many of Bard’s products are patented or are the subject of patent applications. Patent protection also affects the company’s market position.

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

Marketing

The company’s products are distributed domestically directly to hospitals and other healthcare institutions, as well as through numerous hospital/surgical supply and other medical specialty distributors with whom the company has distribution agreements. In international markets, products are distributed either directly or through distributors, with the practice varying by country. Full-time representatives of the company in domestic and international markets engage in sales promotion. Sales to distributors, which supply the company’s products to many end-users, accounted for approximately 33%, 32% and 33% of the company’s net sales for the years ended 2011, 2010 and 2009, respectively, and the five largest distributors combined accounted for approximately 68%, 66% and 65%, respectively, of distributors’ sales for the corresponding years. One large distributor accounted for approximately 9% of the company’s net sales in 2011 and 2010 and approximately 10% in 2009.

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

The company has adopted, and has posted on its website, a Code of Ethics for Senior Financial Officers that applies to the company’s chief executive officer, chief financial officer and controller. To the extent required, the company intends to disclose any amendments to, or waivers of, the Code of Ethics on its website. In addition, the company’s audit committee charter, compensation committee charter, governance committee charter, corporate governance guidelines and business ethics policy are also posted on the company’s website. From time-to-time Bard uses its website to distribute company information, including material information. Financial and other information, including material information regarding the company is routinely posted on and accessible at http://investorrelations.crbard.com. In addition, shareholders or interested parties may enroll to automatically receive email alerts and other information about Bard by visiting the “Email Alert Service” section at http://investorrelations.crbard.com. Shareholders, employees or other interested parties may communicate directly with the Board of Directors, the non-management members of the Board of Directors or the Audit Committee. The process for doing so is described on the company’s website.

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

For more information, see Item 1A. “Risk Factors.”

Third-Party Reimbursement and Healthcare Cost Containment

Reimbursement remains an important strategic consideration in the development and marketing of medical devices and procedures. Difficulty in obtaining coverage, coding and payment can be a significant barrier to the commercial success of a new product or procedure. The consequences can include slow adoption in the marketplace and inadequate payment levels that can continue for months or even years.

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

For more information, see Item 1A. “Risk Factors.”

Raw Materials

The company uses a wide variety of readily available oil-based resins, textiles, alloys and latex materials for the manufacture of its devices. These materials are primarily purchased from external suppliers. Most of the raw materials are available and/or purchased only from single-source suppliers. Materials are purchased from selected suppliers for reasons of quality assurance, sole-source availability, cost effectiveness or constraints resulting from regulatory requirements. Bard works closely with its suppliers to assure continuity of supply while maintaining high quality and reliability. For more information, see Item 1A. “Risk Factors.”

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

Employees

The company had approximately 12,100 employees as of December 31, 2011.

Seasonality

The company’s business is not affected to any material extent by seasonal factors.

Research and Development

The company is engaged in both internal and external research and development in an effort to introduce new products, to enhance the effectiveness, ease of use, safety and reliability of its existing products, and to expand the applications for which the uses of its products are appropriate. The company is dedicated to developing and acquiring technologies that will furnish healthcare providers with a more complete line of products to treat medical conditions through less invasive procedures and in a cost-effective manner. The company’s research and development expenditures, including acquired in-process research and development, were $185.4 million in each of 2011 and 2010 and $179.6 million in 2009. The company evaluates developing technologies primarily in areas where it may have technological or marketing expertise for possible investment or acquisition.

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

Our products are purchased principally by hospitals or physicians which typically bill various third-party payors, such as governmental programs (e.g., Medicare, Medicaid and comparable foreign programs), private insurance plans and managed care plans, for the healthcare services provided to their patients. The ability of our customers to obtain appropriate reimbursement for products and services from third-party payors is critical to the success of medical device companies because it affects which products customers purchase and the prices they are willing to pay. Reimbursement varies by country and can significantly impact the acceptance of new technology. Implementation of healthcare reforms or other governmental actions in the United States and in significant overseas markets such as Germany, Japan, France and other countries may limit, reduce or eliminate reimbursement for our products and adversely affect both our pricing flexibility and the demand for our products. Even when we develop or acquire a promising new product, we may find limited demand for the product unless reimbursement approval is obtained from private and governmental third-party payors.

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

We manufacture our products at facilities located throughout the world, some of which are in areas that are prone to hurricanes and other natural disasters. In some cases, certain of our key products are manufactured at one facility. If an event occurred that resulted in damage to one or more of our facilities, we may be unable to manufacture the relevant products at previous levels or at all. In addition, we purchase many of the components and raw materials used in manufacturing our products from numerous suppliers in various countries. For reasons of quality assurance, sole source availability or cost effectiveness, most components and raw materials are available and/or purchased only from a sole supplier. Due to the stringent regulations and requirements of the FDA and other regulatory authorities regarding the manufacture of our products, we may not be able to quickly establish additional or replacement sources for these components or materials or do so without excessive cost. As a result, a reduction or interruption in manufacturing, or an inability to secure alternative sources of raw materials or components, could have a material adverse effect on our business and/or results of operations.

We are subject to a comprehensive system of federal, state and international laws and regulations, and we could be the subject of an enforcement action or face lawsuits and monetary or equitable judgments.

We operate in many parts of the world, and our operations are affected by various state, federal and international healthcare, environmental, antitrust, anti-corruption and employment laws, including, for example, various FDA and international regulations, the federal Anti-Kickback Statute, the Foreign Corrupt Practices Act (“FCPA”) and the UK Bribery Act. We are subject to periodic inspections to determine compliance with the FDA’s Quality System Regulation requirements, current medical device adverse event reporting regulations, and foreign rules and regulations. The failure to comply with these laws and regulatory standards or the discovery of previously unknown problems with a product or manufacturer: (i) could result in FDA Form-483 notices and/or warning letters, fines, delays or suspensions of regulatory clearances, detainment, seizures or recalls of products (with the attendant expenses), the banning of a particular device, an order to replace or refund the cost of any device previously manufactured or distributed, operating restrictions and/or civil or criminal prosecution, and/or penalties, as well as decreased sales as a result of negative publicity and product liability claims; and (ii) could have a material adverse effect on our business, results of operations, financial condition and/or liquidity.

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

The healthcare industry is under continued scrutiny from state governments and the federal government with respect to industry practices in the area of sales and marketing. If our marketing or sales activities fail to comply with the FDA’s regulations or guidelines, or other applicable laws, we may be subject to warnings from the FDA or enforcement actions from the FDA or other enforcement bodies. In the recent past, medical device manufacturers have been the subject of investigations from state and federal prosecutors related to their relationships with doctors and off-label promotion of products, among other activities or practices. See Item 3. “Legal Proceedings” below for a description of a matter relating to the company’s brachytherapy business. If an enforcement action involving the company were to occur, it could result in penalties, fines, the exclusion of our products from reimbursement under federally-funded programs and/or prohibitions on our ability to sell our products, and could have a material adverse effect on our business, results of operations, financial condition and/or liquidity.

In addition, lawsuits by employees, customers, licensors, licensees, suppliers, business partners, distributors, shareholders or competitors with respect to how we conduct our business could be very costly and could substantially disrupt our business. Disputes from time-to-time with companies or individuals are not uncommon, and we cannot assure you that we will be able to resolve these disputes on terms favorable to us. See Item 3. “Legal Proceedings” below for a description of lawsuits against the company. The occurrence of an adverse monetary or equitable judgment or a large expenditure in connection with a settlement of any of these matters could have a material adverse effect on our business, results of operations, financial condition and/or liquidity.

We are substantially dependent on patent and proprietary rights and incur significant costs maintaining, defending and protecting these rights. We also may face restrictions or additional costs in connection with the sale of our products.

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

We rely on a combination of patents, trade secrets and nondisclosure agreements to protect our proprietary intellectual property and will continue to do so. Although these patents, trade secrets and nondisclosure agreements may not successfully protect our intellectual property, we intend to defend against threats to our intellectual property. Our pending patent applications may not result in patents issuing to us, and patents issued to or licensed by us in the past or in the future may be challenged, invalidated or circumvented and these patents may not be sufficiently broad to provide us with a competitive advantage. In addition, we operate in foreign markets where protection or enforcement of intellectual property rights may be weaker than in the United States, and inadequate patent protection in those markets may adversely affect our competitive position. Third parties could also obtain patents that may require us to negotiate licenses to conduct our business, and we cannot assure you that the required licenses would be available on reasonable terms or at all. Any inability to protect our intellectual property or obtain necessary licenses could have a material adverse effect on our business, results of operations and/or liquidity. For more information, see Item 3. “Legal Proceedings.”

Our international sales and operations are subject to risks and uncertainties that vary by country and which could have a material adverse effect on our business and/or results of operations.

Sales outside the U.S. accounted for approximately 32% of our net sales in 2011. We anticipate that sales from international operations will continue to represent a significant portion of our total sales. In addition, many of our manufacturing facilities and suppliers are located outside of the United States. As a result, our sales and profitability from our international operations and our ability to implement our overall business strategy are subject to risks and uncertainties that can vary by country, including those related to political and economic conditions (such as those affecting certain countries in Europe), foreign currency exchange rate fluctuations, changes in tax laws, regulatory and reimbursement programs and policies, and the protection of intellectual property rights.

The adoption of healthcare reform in the United States may adversely affect our business, results of operations and/or financial condition.

In March 2010, significant reforms to the U.S. healthcare system were adopted in the form of the Patient Protection and Affordable Care Act (the “PPACA”). The PPACA includes provisions that, among other things, reduce and/or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and impose new and/or increased taxes. Specifically, the law requires the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on U.S. sales of most medical devices beginning in 2013. While we continue to evaluate the impact of this tax on our overall business, in 2011 this would have equated to an excise tax of approximately $44 million. Various healthcare reform proposals have also emerged at the state level. The PPACA and these proposals could reduce medical procedure volumes and impact the demand for our products or the prices at which the company sells its products. In addition, the excise tax will increase our cost of doing business. The impact of the PPACA and these proposals could have a material adverse effect on our business and/or results of operations.

Current economic instability could continue to adversely affect the company.

Financial markets and the economies in the United States and internationally may continue to experience disruption and volatility as they have in recent years and conditions could worsen. As a result, the economic environment (including deteriorating economic conditions in certain countries in Europe) may, among other things:

•	create downward pressure on the pricing of our products;

•	affect the collection of accounts receivable in countries such as Greece, Italy, Spain, Portugal and certain other countries in Europe;

•	increase the sales cycle for certain of our products;

•	slow the adoption of new technology;

•	adversely affect our customers, causing them to reduce spending and/or decrease utilization of our products;

•	adversely affect our suppliers, which could disrupt our ability to produce our products; and

•	limit our access to capital on terms acceptable to us.

These conditions may continue in the future. Any of these conditions could have a material adverse effect on our business, results of operations, financial condition and/or liquidity. See Note 6 of the notes to consolidated financial statements.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The executive offices of the company are located in Murray Hill, New Jersey. Domestic manufacturing and development units are located in Arizona, California, Colorado, Georgia, Illinois, Massachusetts, Minnesota, Montana, New Jersey, New York, Pennsylvania, Puerto Rico, Rhode Island, South Carolina and Utah. Sales offices are in many of these locations as well as others. Outside the United States, the company has plants or offices in Austria, Australia, Belgium, Brazil, Canada, China, the Czech Republic, Denmark, Finland, France, Germany, Greece, India, Ireland, Italy, Jordan, Korea, Malaysia, Mexico, the Netherlands, Norway, Poland, Portugal, Russia, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan and the United Kingdom.

The company owns approximately 2.5 million square feet of space in 17 locations and leases approximately 1.3 million square feet of space in 64 locations. All of these facilities are well-maintained and suitable for the operations conducted in them.

Item 3. Legal Proceedings

General

In the ordinary course of business, the company is subject to various legal proceedings and claims, including, for example, product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes. In addition, the company operates in an industry susceptible to significant patent legal claims. At any given time, in the ordinary course of business, the company is involved as either a plaintiff or defendant in a number of patent infringement actions. If a third party’s patent infringement claim were to be determined against the company, the company might be required to make significant royalty or other payments or might be subject to an injunction or other limitation on its ability to manufacture or distribute one or more products. If a patent owned by or licensed to the company were determined to be invalid or unenforceable, the company might be required to reduce the value of certain intangible assets on the company’s balance sheet and to record a corresponding charge, which could be significant in amount. The company believes that any of these proceedings and claims could have a material adverse effect on its business, results of operations, financial condition and/or liquidity.

Product Liability Matters

As of February 16, 2012, approximately 1,923 federal and 1,378 state lawsuits involving individual claims by approximately 3,452 plaintiffs, as well as two putative class actions in the United States and four putative class actions in various Canadian provinces, have been filed or asserted against the company with respect to its Composix® Kugel® and certain other hernia repair implant products (collectively, the “Hernia Product Claims”). One of the U.S. class action lawsuits consolidates ten previously-filed U.S. class action lawsuits. The putative class actions, none of which has been certified, seek (i) medical monitoring, (ii) compensatory damages, (iii) punitive damages, (iv) a judicial finding of defect and causation and/or (v) attorneys’ fees. Approximately 1,358 of the state lawsuits, involving individual claims by a substantially equivalent number of plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions. The Hernia Product Claims also generally seek damages for personal injury resulting from use of the products. The company voluntarily recalled certain sizes and lots of the Composix® Kugel® products beginning in December 2005.

In June 2007, the Judicial Panel on Multidistrict Litigation (“JPML”) transferred Composix® Kugel® lawsuits pending in federal courts nationwide into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island. The MDL court subsequently determined to include other hernia repair products of the company in the MDL proceeding. The first MDL trial was completed in April 2010 and resulted in a judgment for the company based on the jury’s finding that the company was not liable for the plaintiff’s damages. The second MDL trial was completed in August 2010 and resulted in a judgment for the plaintiff of $1.5 million. On June 30, 2011 the company announced that it had reached agreements in principle with various plaintiffs’ law firms to settle the majority of its existing Hernia Product Claims. Each agreement is subject to certain conditions, including requirements for participation in the proposed settlements by a certain minimum number of plaintiffs. In addition, the company is engaging in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Hernia Product Claims, and intends to vigorously defend Hernia Product Claims that do not settle, including through litigation. Additional trials are scheduled throughout 2012. Based on these events, the company incurred a charge of $184.3 million ($180.6 million after tax) in the second quarter of 2011, which recognized the estimated costs of settling all Hernia Product Claims, including asserted and unasserted claims, and costs to administer the settlements. The charge excludes any costs associated with pending putative class action lawsuits. The company cannot give any assurances that the actual costs incurred with respect to the Hernia Product Claims will not exceed the amount of the charge together with amounts previously accrued. The company cannot give any assurances that the resolution of the Hernia Product Claims that have not settled, including asserted and unasserted claims and the putative class action lawsuits, will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity. For more information, see Item 1A. “Risk Factors.”

As of February 16, 2012, product liability lawsuits involving individual claims by approximately 532 plaintiffs have been filed or asserted against the company in various federal and state jurisdictions alleging personal injuries associated with the use of certain of the company’s surgical continence products for women, principally its Avaulta® line of products (collectively, the “Women’s Health Product Claims”). The Women’s Health Product Claims generally seek damages for personal injury resulting from use of the products. With respect to certain of these claims, the company believes that one of its suppliers has an obligation to defend and indemnify the company. In February 2012, the JPML expanded the scope of and renamed the MDL pending in the United States District Court for the Southern District of West Virginia to include lawsuits involving all women’s surgical continence products that are manufactured or distributed by the company. In total, approximately 411 of the Women’s Health Product Claims are pending in federal courts and have been or will be transferred to the MDL in West Virginia, with the remainder of the Women’s Health Product Claims in other jurisdictions. The company expects the first trial of a Women’s Health Product Claim to take place in the second quarter of 2012. While the company intends to vigorously defend the Women’s Health Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

As of February 16, 2012, product liability lawsuits involving individual claims by approximately 48 plaintiffs have been filed or asserted against the company in various federal and state jurisdictions alleging personal injuries associated with the use of the company’s vena cava filter products. In addition, a putative class action lawsuit has been filed against the company in California state court on behalf of plaintiffs who are alleged to have no present injury (all lawsuits, collectively, the “Filter Product Claims”). The putative class action, which has not been certified, seeks: (i) medical monitoring; (ii) punitive damages; (iii) a judicial finding of defect and causation; and/or (iv) attorneys’ fees. The company expects certain trials of Filter Product Claims to take place over the next 12 months. While the company intends to vigorously defend the Filter Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

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

The company believes that many settlements and judgments, as well as legal defense costs, relating to product liability matters are or may be covered in whole or in part under its product liability insurance policies with a limited number of insurance carriers. In certain circumstances, insurance carriers reserve their rights with respect to coverage, or contest or deny coverage, as has occurred with respect to certain claims. When this occurs, the company intends to vigorously contest disputes with respect to its insurance coverage and to enforce its rights under the terms of its insurance policies, and accordingly, may record receivables with respect to amounts due under these policies, when appropriate. Amounts recovered under the company’s product liability insurance policies may be less than the stated coverage limits and may not be adequate to cover damages and/or costs relating to claims. In addition, there is no guarantee that insurers will pay claims or that coverage will otherwise be available.

In connection with the Hernia Products Claims, the company is in dispute with one of its excess insurance carriers relating to an aggregate of $25 million of insurance coverage. Regardless of the outcome of this dispute, the company’s insurance coverage with respect to the Hernia Product Claims has been depleted.

Other Legal Matters

In November 2006, the company received a subpoena issued by the U.S. Department of Health and Human Services, Office of Inspector General (“OIG”), under the authority of the federal healthcare fraud and false claims statutes, seeking documents related to the company’s brachytherapy business (the “Brachytherapy Matter”). On January 27, 2012, the company announced that it had reached a preliminary agreement with the civil and criminal divisions of the United States Attorney’s Office for the Northern District of Georgia to resolve claims with respect to the Brachytherapy Matter. In connection with this preliminary agreement, the company recorded a charge of approximately $51.0 million ($40.8 million after tax) in the fourth quarter of 2011. The ultimate settlement of this matter is subject to the negotiation and execution of definitive agreements, which will likely include civil settlement and non-prosecution agreements, and a corporate integrity agreement with the OIG. If the definitive agreements are not finalized, the eventual costs related to this matter could be materially different than this charge and the company cannot give any assurances that this matter will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

On February 21, 2007, Southeast Missouri Hospital (“Southeast”) filed a putative class action complaint on behalf of itself and all others similarly situated against the company and another manufacturer, Tyco International, Inc., which was subsequently dismissed from the action. The complaint was later amended to add St. Francis Medical Center (“St. Francis”) as an additional named plaintiff. The action was re-named as St. Francis Medical Center, et al. v. C. R. Bard, Inc., et al. (Civil Action No. 1:07-cv-00031, United States District Court, Eastern District of Missouri, Southeastern District) when the court denied Southeast’s motion to serve as a class representative and dismissed Southeast from the lawsuit. In September 2008, the court granted St. Francis’s motion for class certification and determined the measurement period for any potential damages. St. Francis alleged that the company conspired to exclude competitors from the urological catheter market and that the company sought to maintain market share by engaging in conduct in violation of state and federal antitrust laws. In September 2009, the District Court granted the company’s summary judgment motion and dismissed with prejudice all counts in this action. St. Francis appealed the Court’s decision to the Eighth Circuit Court of Appeals (“Court of Appeals”). In August 2010, the Court of Appeals affirmed the decision of the District Court. In October 2010, the Court of Appeals granted St. Francis’s request for a re-hearing of its appeal. In June 2011, the Court of Appeals again affirmed the decision of the District Court. St. Francis filed another request for a re-hearing of its appeal to the Court of Appeals, which was denied in August 2011. St. Francis did not request a review of the decision by the U.S. Supreme Court and, as a result, this action is now concluded.

In December 2007, a U.S. District Court jury in Arizona found that certain of W.L. Gore & Associates Inc.’s (“Gore”) ePTFE vascular grafts and stent-grafts infringe the company’s patent number 6,436,135. The jury upheld the validity of the patent and awarded the company $185 million in past damages. The jury also found that Gore willfully infringed the patent. In a second phase of the trial, the District Court ruled that Gore failed to prove that the patent is unenforceable due to inequitable conduct. In March 2009, the District Court doubled the jury award to approximately $371 million for damages through June 2007. The District Court also awarded the company attorneys’ fees of $19 million and prejudgment interest of approximately $20 million. In addition, the District Court denied Gore’s remaining motions, including its motions for a new trial and to set aside the jury’s verdict. In July 2010, the District Court awarded the company approximately $109 million in additional damages for the period from July 2007 through March 2009. Gore has deposited or secured the foregoing amounts with the District Court. The District Court also assessed a royalty rate of between 12.5% and 20%, depending on the product, that will be used to calculate damages for Gore’s infringing sales from April 2009 through the expiration of the patent. Gore has made additional deposits with the District Court of approximately $332 million, representing Gore’s calculation of royalties for its infringing sales through December 2011. Gore appealed this matter to the Court of Appeals for the Federal Circuit (the “Court of Appeals”), which on February 10, 2012 affirmed the decision of the District Court. Gore may request that the Court of Appeals re-hear its appeal and/or may request a review of the decision by the U.S. Supreme Court. Because the company considers this matter a gain contingency, no amounts have been recorded. Even if the company is ultimately successful in this lawsuit, it cannot give any assurances that royalties for Gore’s future infringing sales will remain at or near historic levels.

The company is subject to numerous federal, state, local and foreign environmental protection laws governing, among other things, the generation, storage, use and transportation of hazardous materials and emissions or discharges into the ground, air or water. The company is or may become a party to proceedings brought under various federal laws including the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), commonly known as Superfund, the Resource Conservation and Recovery Act, the Clean Water Act, the Clean Air Act and similar state or foreign laws. These proceedings seek to require the owners or operators of contaminated sites, transporters of hazardous materials to the sites and generators of hazardous materials disposed of at the sites to clean up the sites or to reimburse the government for cleanup costs. In most cases, there are other potentially responsible parties that may be liable for any remediation costs. In these cases, the government alleges that the defendants are jointly and severally liable for the cleanup costs; however, these proceedings are frequently resolved so that the allocation of cleanup costs among the parties more closely reflects the relative contributions of the parties to the site contamination. The company’s potential liability varies greatly from site to site. For some sites, the potential liability is de minimis and for others the costs of cleanup have not yet been determined. The company believes that the proceedings and claims described above will likely be resolved over an extended period of time. While it is not feasible to predict the outcome of these proceedings, based upon the company’s experience, current information and applicable law, the company does not expect these proceedings to have a material adverse effect on its financial condition and/or liquidity. However, one or more of the proceedings could be material to the company’s business and/or results of operations.

On January 3, 2012, the company received a letter from the FDA requiring post-market surveillance studies be conducted on certain surgical continence products for women. The company is corresponding with the FDA as to the extent of the required studies.

The company regularly monitors and evaluates the status of product liability and other legal matters, and may from time-to-time engage in settlement and mediation discussions taking into consideration developments in the matters and the risks and uncertainties surrounding litigation. These discussions could result in settlements of one or more of these claims at any time.

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Set forth below is the name, age, position, five-year business history and other information with respect to each executive officer of the company as of February 23, 2012. No family relationships exist among the officers or Board of Directors of the company. The Board of Directors elects all officers of the company annually.

Name	Age	Position
Timothy M. Ring	54	Chairman and Chief Executive Officer and Director
John H. Weiland	56	President and Chief Operating Officer and Director
Todd C. Schermerhorn	51	Senior Vice President and Chief Financial Officer
Sharon M. Alterio	49	Group Vice President
Jim C. Beasley	48	Group Vice President
Timothy P. Collins	51	Group Vice President
Brian P. Kelly	53	Group Vice President
John A. DeFord	50	Senior Vice President-Science, Technology and Clinical Affairs
Gary D. Dolch	64	Senior Vice President-Quality, Regulatory and Medical Affairs
Bronwen K. Kelly	59	Vice President-Human Resources
Jean F. Holloway	55	Vice President, General Counsel and Secretary
Frank Lupisella Jr.	51	Vice President and Controller

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

Todd C. Schermerhorn joined Bard in 1985 as a cost analyst and has held various financial positions including Controller of the Vascular Systems Division and Vice President and Controller of the USCI division. In 1996, Mr. Schermerhorn was promoted to Vice President and Group Controller for Bard’s Global Cardiology Unit. He was promoted to Vice President and Treasurer in 1998. Mr. Schermerhorn was elected to the position of Senior Vice President and Chief Financial Officer in 2003. Mr. Schermerhorn intends to retire from Bard in 2012.

Sharon M. Alterio joined Bard in 2004 as President of Bard Medical Division. In 2009, Ms. Alterio was promoted to Group Vice President with responsibility for Bard’s international businesses. Prior to joining Bard, Ms. Alterio held positions at Baxter Healthcare including Vice President, Global Therapeutic Marketing for its Renal Division. In January 2012, Ms. Alterio assumed responsibility for Bard Medical Division while continuing to be responsible for Bard’s businesses in Europe, Latin America and China.

Jim C. Beasley joined Bard in 1989 as a territory sales manager for Bard Interventional Products. He has held a succession of management positions including President of Bard Access Systems division from 2003 to 2007 and President of Bard Peripheral Vascular division since 2007. In 2009, Mr. Beasley was promoted to Group Vice President and assumed responsibility for both divisions. In January 2012, Mr. Beasley assumed additional responsibilities for Bard’s businesses in Japan, Asia (excluding China) and Australia.

Timothy P. Collins joined Bard in 1986 as a facilities planner with the USCI Division. Over the next 12 years, he held positions of increasing responsibility including Director of Operations for Diagnostic Cardiology. Concurrent with the sale of Bard’s cardiology business, Mr. Collins joined Medtronic Vascular in 1998 as Vice President/Business Unit Manager in Medtronic/AVE and was later appointed Vice President, Global Operations, Vascular. In 2003, Mr. Collins returned to Bard as President of the Bard Electrophysiology Division. In 2008, Mr. Collins was promoted to Group Vice President responsible for worldwide manufacturing operations and also assumed responsibility for the Electrophysiology Division. In January 2012, Mr. Collins assumed additional responsibility for Bard’s businesses in Canada.

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

Gary D. Dolch joined Bard in 2008 as Senior Vice President-Quality, Regulatory and Medical Affairs. Prior to joining Bard, he was with Cardinal Health as Executive Vice President, Quality, Regulatory, and Operational Excellence since 2003. Previously, Mr. Dolch held executive positions with the Knoll Pharmaceutical Co. division of BASF and the American Red Cross.

Bronwen K. Kelly joined Bard in 2002 as Vice President-Human Resources. Prior to joining Bard, she was with American Home Products as Vice President, Human Resources for the Global Agricultural Products Group. Previously, Ms. Kelly held positions with American Cyanamid Company, including Director, Human Resources for the Cyanamid International, Agricultural Products and Shulton USA divisions.

Jean F. Holloway joined Bard in 2012 as Vice President, General Counsel and Secretary. Prior to joining Bard, she held executive positions at Medtronic, Inc. since 2008 and was most recently Vice President and Deputy General Counsel for the Cardiac and Vascular Group business units. Previously, she held executive positions at Boston Scientific Corporation and was a partner at Faegre & Benson LLP.

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

2011	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
High	$99.40	$113.13	$113.84	$89.61
Low	$90.11	$98.50	$84.80	$80.80

2010	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
High	$87.10	$90.00	$82.20	$95.72
Low	$77.85	$77.31	$75.16	$80.82

Title of Class	Number of record holders of the company’s common stock as of January 31, 2012
Common Stock - $.25 par value	3,835

Dividends

The company paid cash dividends of $64.6 million, or $0.74 per share, in 2011 and $66.9 million, or $0.70 per share, in 2010. The following table illustrates the dividends paid per share in each of the indicated quarters.

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
2011	$0.18	$0.18	$0.19	$0.19	$0.74
2010	$0.17	$0.17	$0.18	$0.18	$0.70

The first quarter 2012 dividend of $0.19 per share was declared on December 14, 2011 and was paid on February 3, 2012 to shareholders of record on January 23, 2012.

Issuer Purchases of Equity Securities

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs(2)
October 1 - October 31, 2011	294,863	$84.96	290,210	$347,153,661
November 1 - November 30, 2011	500,000	87.40	500,000	303,451,616
December 1 - December 31, 2011	619,770	85.49	614,800	250,900,787

Total	1,414,633	$86.06	1,405,010	$250,900,787

(1)	The company repurchased 9,623 shares during the three-month period ended December 31, 2011 that were not part of the publicly announced share repurchase authorization. These shares were purchased from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.
(2)	On June 9, 2010, the Board of Directors approved the repurchase of up to $500 million of the common stock of the company.

Item 6. Selected Financial Data

Set forth below is selected financial data as of the end of and for each of the years ended December 31.

	2011	2010	2009	2008	2007
(dollars and shares in thousands except per share amounts)
Income Statement Data
Net sales	$2,896,400	$2,720,200	$2,534,900	$2,452,100	$2,202,000
Net income(A)	328,000	509,600	461,400	419,300	408,500
Net income attributable to common shareholders(A)	328,000	509,200	460,100	416,500	406,400

Balance Sheet Data
Total assets	$3,931,100	$3,171,500	$2,906,900	$2,665,700	$2,475,500
Working capital(A)	781,800	1,131,600	1,210,100	1,081,100	960,300
Long-term debt(B)	908,700	896,900	149,800	149,800	149,800
Total debt(B)	1,213,200	977,400	149,800	149,800	150,600
Shareholders’ investment(A)(B)	1,782,200	1,631,500	2,205,900	1,988,200	1,856,200

Common Stock Data
Basic earnings per share – Income from operations attributable to common shareholders(A)(B)	$3.75	$5.39	$4.66	$4.13	$3.91
Diluted earnings per share – Income from operations attributable to common shareholders(A)(B)	3.69	5.32	4.60	4.05	3.82
Cash dividends paid per share	0.74	0.70	0.66	0.62	0.58
Shareholders’ investment per share(A)(B)	20.77	17.47	22.58	19.98	18.07
Weighted average common shares outstanding(B)	85,800	93,400	97,700	99,500	102,700
Shareholders of record	3,869	4,061	4,199	4,397	4,540

Supplementary Data
Return on shareholders’ investment(A)(B)	19.2%	26.5%	21.9%	21.7%	22.8%
Net income attributable to common shareholders/net sales(A)	11.3%	18.7%	18.2%	17.0%	18.5%
Days – accounts receivable	58.5	57.8	58.8	55.9	55.9
Days – inventory	104.7	109.0	110.9	104.3	102.1
Total debt/total capitalization(A)(B)	40.5%	37.5%	6.4%	7.0%	7.5%
Interest expense(B)	$36,400	$12,700	$11,800	$12,100	$11,900
Research and development expense	185,400	185,400	179,600	199,100	135,800
Number of employees	12,100	11,700	11,000	11,000	10,200
Net sales per employee	$239.4	$232.5	$230.4	$222.9	$215.9
Net income attributable to common shareholders per employee(A)	27.1	43.5	41.8	37.9	39.8

(A)	Amounts for 2011 include the impact of certain legal settlements. See Note 10 of the notes to consolidated financial statements.
(B)	Amounts for 2011 and 2010 include the impact of the debt offering and accelerated share repurchase. See Note 9 of the notes to consolidated financial statements.

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

The company’s earnings are driven by its ability to continue to generate sales of its products and improve operating efficiency. Bard’s ability to increase sales over time depends upon its success in developing, acquiring and marketing differentiated products that meet the needs of clinicians and their patients. In 2011, the company’s research and development (“R&D”) expense as a percentage of net sales was 6.4%. The company expects R&D expense as a percentage of net sales to increase in future years. The company also makes selective acquisitions of businesses, products and technologies, generally focusing on small-to-medium sized transactions to provide ongoing growth opportunities. In addition, the company may from time-to-time consider acquisitions of larger, established companies. The company may also periodically divest lines of business in which it is not able to reasonably attain or maintain a leadership position in the market or for other strategic reasons. The company spent $557.2 million in 2011, including acquired in-process R&D (“IPR&D”), for the acquisition of businesses, products and technologies.

Acquisitions and Other Initiatives

On December 16, 2011, the company acquired Lutonix, Inc. (“Lutonix”), a development stage company specializing in drug coated balloon technology for the treatment of peripheral arterial disease. The total purchase consideration of $298.0 million included an upfront cash payment of $228.0 million and the fair value of contingent consideration of $70.0 million. The contingent consideration, which could total $100 million, consists of a milestone payment related to Pre-Market Approval of Lutonix’s drug-coated percutaneous transluminal angioplasty balloon.

On November 10, 2011, the company acquired Medivance, Inc. (“Medivance”) for total consideration of $255.5 million. Medivance develops and sells critical care products in the Targeted Temperature Management™ area. Medivance’s core product is the ArticSun®, a noninvasive technology that utilizes a proprietary system that incorporates a hydrogel adhesive pad to control a patient’s core body temperature at a targeted level.

During the fourth quarter of 2011, the company acquired all of the outstanding shares of ClearStream Technologies Group plc (“ClearStream”) for total consideration of $69.1 million. ClearStream, based in Enniscorthy, Co. Wexford, Ireland, develops and sells proprietary products used in angioplasty.

For more information on acquisitions, see Note 2 of the notes to consolidated financial statements.

On February 10, 2012, the company announced that the Court of Appeals for the Federal Circuit (“Court of Appeals”) affirmed the decision of the U.S. District Court for the District of Arizona in the company’s patent infringement suit against W.L. Gore & Associates (“Gore”), which found, among other things, that Gore willfully infringed the company’s patent number 6,436,135 by selling certain ePTFE vascular grafts and stent-grafts. Gore may request that the Court of Appeals re-hear its appeal and/or may request a review of the decision by the U.S. Supreme Court.

On January 27, 2012, the company announced that it had reached a preliminary agreement with the civil and criminal divisions of the United States Attorney’s Office for the Northern District of Georgia to resolve claims with respect to the investigation of the company’s brachytherapy business (the “Brachytherapy Matter”). In connection with this preliminary agreement, the company recorded to other (income) expense, net, a charge of approximately $51.0 million ($40.8 million after tax) in the fourth quarter of 2011. The ultimate settlement of this matter is subject to the negotiation and execution of definitive agreements, which will likely include civil settlement and non-prosecution agreements, and a corporate integrity agreement with the U.S. Department of Health and Human Services, Office of Inspector General.

During the second half of 2011, the company initiated certain restructuring actions in order to improve its overall cost structure and enhance operational effectiveness. These actions included the realignment of certain sales functions in the United States. In connection with these actions, the company recorded employee separation costs, net, under the company’s existing severance programs of $10.4 million ($6.9 million after tax). Substantially all of these costs are expected to be cash expenditures. The company expects these restructuring costs to result in pre-tax cost savings of approximately $16 million on an annual basis. See Note 3 of the notes to consolidated financial statements.

On June 30, 2011, the company announced that it had reached agreements in principle with various plaintiffs’ law firms to settle the majority of its existing Hernia Product Claims (see Note 10 of the notes to consolidated financial statements). Based on these events, the company recorded to other (income) expense, net, a charge of $184.3 million ($180.6 million after tax) in the second quarter of 2011 which recognized the estimated costs of settling all Hernia Product Claims, including asserted and unasserted claims, and costs to administer the settlements. The charge excludes any costs associated with pending putative class action lawsuits. During 2011, the company made payments of $149.2 million to qualified settlement funds (“QSFs”), subject to settlement conditions, for certain of these claims. Payments to QSFs were recorded as a component of restricted cash at December 31, 2011. Total payments of $2.1 million from these QSFs have been made to qualified claimants during 2011. All of the settlement amounts were funded or are expected to be funded using cash from a foreign subsidiary that manufactured these products.

Results of Operations

Net Sales

Bard’s 2011 consolidated net sales increased 6% on a reported basis (5% on a constant currency basis) over 2010 consolidated net sales. Bard’s 2010 consolidated net sales increased 7% on both a reported basis and constant currency basis over 2009 consolidated net sales. Net sales “on a constant currency basis” is a non-GAAP measure and should not be viewed as a replacement of GAAP results. See “Management’s Use of Non-GAAP Measures” below. Price changes had the effect of decreasing consolidated net sales by approximately 70 basis points and 30 basis points for 2011 and 2010, respectively, compared to the prior years. The primary exchange rate movement that impacts net sales is the movement of the Euro compared to the U.S. dollar. The impact of exchange rate movements on net sales is not indicative of the impact on net earnings due to the offsetting impact of exchange rate movements on operating costs and expenses, costs incurred in other currencies and the company’s hedging activities.

Bard’s 2011 United States net sales of $1,956.0 million increased 4% compared to $1,889.0 million in 2010. Bard’s 2011 international net sales of $940.4 million increased 13% on a reported basis (9% on a constant currency basis) compared to $831.2 million in 2010. Bard’s 2010 United States net sales increased 7% compared to $1,759.2 million in 2009. Bard’s 2010 international net sales increased 7% on a reported basis (6% on a constant currency basis) compared to $775.7 million in 2009.

Presented below is a summary of consolidated net sales by disease state.

Product Group Summary of Net Sales

	For the Years Ended December 31,
	2011	2010	Change	Constant Currency	2009	Change	Constant Currency
(dollars in millions)
Vascular	$842.4	$755.9	11%	10%	$681.5	11%	11%
Urology	734.8	718.1	2%	1%	700.3	3%	2%
Oncology	779.5	724.8	8%	6%	678.7	7%	6%
Surgical Specialties	450.0	434.6	4%	3%	387.8	12%	12%
Other	89.7	86.8	3%	3%	86.6	—	—

Total net sales	$2,896.4	$2,720.2	6%	5%	$2,534.9	7%	7%

Vascular Products - Bard markets a wide range of products for the peripheral vascular market, including endovascular products, electrophysiology products and vascular graft products. United States net sales of vascular products in 2011 increased 9% compared to the prior year. International net sales of vascular products in 2011 increased 15% on a reported basis (10% on a constant currency basis) compared to the prior year. The increase in consolidated net sales of vascular products in both 2011 and 2010 was due primarily to growth in endovascular products. United States net sales of vascular products in 2010 increased 14% compared to the prior year. International net sales in 2010 increased 7% on a reported basis (8% on a constant currency basis) compared to the prior year.

Consolidated net sales of endovascular products in 2011 increased 16% on a reported basis (14% on a constant currency basis) compared to the prior year (including 6 percentage points of growth on both a reported and constant currency basis from the SenoRx® biopsy products acquired in July 2010). Consolidated net sales of endovascular products in 2010 increased 16% on both a reported basis and constant currency basis compared to the prior year (including 5 percentage points of growth on both a reported basis and constant currency basis from the SenoRx biopsy products). Percutaneous transluminal angioplasty balloon catheters, stents and biopsy products were the primary contributors to the growth in this category in both 2011 and 2010.

Consolidated net sales of electrophysiology products in 2011 increased 2% on a reported basis (decreased 1% on a constant currency basis) compared to the prior year. Consolidated net sales of electrophysiology products in 2010 increased 2% on both a reported basis and constant currency basis compared to the prior year. The net sales increase for both 2011 and 2010 was driven primarily by sales of electrophysiology laboratory systems and steerable diagnostic catheters.

Consolidated net sales of vascular graft products in 2011 decreased 2% on a reported basis (4% on a constant currency basis) compared to the prior year. Consolidated net sales of vascular graft products in 2010 decreased 4% on a reported basis (3% on a constant currency basis) compared to the prior year. Declining sales in peripheral vascular grafts were the primary drivers of the decrease in both 2011 and 2010.

Urology Products - Bard markets a wide range of products for the urology market, including basic drainage products, continence products and urological specialty products. Bard also markets StatLock® catheter stabilization products, which are used to secure many types of catheters sold by Bard and other companies. The majority of basic drainage products, StatLock® catheter stabilization devices and certain urological specialty products are sold through distributors. Bard also markets Targeted Temperature Management™ products, acquired in November 2011, for therapeutic hypothermia. The increase in consolidated net sales of urology products in 2011 compared to the prior year was led by growth in sales of basic drainage products, StatLock® products and the addition of Targeted Temperature Management™ products partially offset by a decrease in sales of continence products. United States net sales in 2011 decreased 1% compared to the prior year. International net sales in 2011 increased 12% on a reported basis (8% on a constant currency basis) compared to the prior year. The increase in consolidated net sales of urology products in 2010 compared to the prior year was led by growth in sales of StatLock® products and basic drainage products. Net sales growth in urology products in 2010 was favorably impacted by inventory reductions made by U.S. distributors during 2009. United States net sales in 2010 increased 2% compared to the prior year. International net sales in 2010 increased 4% on a reported basis (2% on a constant currency basis) compared to the prior year.

Consolidated net sales of basic drainage products in 2011 increased 3% on both a reported basis and constant currency basis compared to the prior year. Consolidated net sales of basic drainage products in 2010 increased 2% on both a reported basis and constant currency basis compared to the prior year. Consolidated net sales of infection control Foley catheter products in 2011 remained flat on both a reported basis and constant currency basis compared to the prior year. Consolidated net sales of infection control Foley catheter products declined 1% in 2010 on both a reported basis and constant currency basis compared to the prior year.

Consolidated net sales of urological specialty products in 2011 increased 2% on a reported basis (1% on a constant currency basis) compared to the prior year. Consolidated net sales of urological specialty products in 2010 decreased 3% on a reported basis (4% on a constant currency basis) compared to the prior year. The growth in 2011 was primarily driven by an increase in brachytherapy sales internationally. The decrease in 2010 was primarily driven by a decline in brachytherapy sales in the United States. Despite growth in the current year, the brachytherapy market has been losing procedural share to alternative therapies in the United States, a trend that may continue.

Consolidated net sales of continence products in 2011 decreased 14% on a reported basis (15% on a constant currency basis) compared to the prior year. Net sales in 2011 were impacted by the discontinuation of sales of a bulking continence product and by a decline in sales of surgical continence products, a trend that may continue. Consolidated net sales of continence products in 2010 decreased 5% on both a reported basis and constant currency basis compared to the prior year. Net sales in 2010 were impacted by a decline in sales of surgical continence products, partially offset by sales growth in fecal management products.

Consolidated net sales of the StatLock® catheter stabilization product line in 2011 increased 6% on a reported basis (5% on a constant currency basis) compared to the prior year. Consolidated net sales of the StatLock® catheter stabilization product line in 2010 increased 19% on a reported basis (18% on a constant currency basis) compared to the prior year. Net sales growth of the StatLock® product line in 2010 was favorably impacted by inventory reductions made by U.S. distributors during 2009.

Oncology Products - Bard’s oncology business includes specialty vascular access products and enteral feeding devices. Specialty vascular access products include peripherally inserted central catheters (“PICCs”) used for intermediate to long-term central venous access, specialty access ports and accessories (“Ports”) used most commonly for chemotherapy, dialysis access catheters and vascular access ultrasound devices which help facilitate the placement of PICCs.

The increase in consolidated net sales of oncology products in 2011 compared to the prior year was due primarily to growth in net sales of PICCs and Ports. United States net sales of oncology products in 2011 increased 5% compared to the prior year. International net sales in 2011 increased 15% on a reported basis (9% on a constant currency basis) compared to the prior year. The increase in consolidated net sales of oncology products in 2010 compared to the prior year was due primarily to growth in net sales of PICCs and Ports. Dialysis access catheters and vascular access ultrasound devices also contributed to growth in 2010 net sales. United States net sales of oncology products in 2010 increased 5% compared to the prior year. International net sales in 2010 increased 11% on a reported basis (8% on a constant currency basis) compared to the prior year.

Consolidated net sales of PICCs in 2011 increased 9% on a reported basis (8% on a constant currency basis) compared to the prior year. Consolidated net sales of Ports in 2011 increased 6% on a reported basis (5% on a constant currency basis) compared to the prior year. Consolidated net sales of PICCs in 2010 increased 8% on both a reported basis and constant currency basis compared to the prior year. Consolidated net sales of Ports in 2010 increased 6% on both a reported basis and constant currency basis compared to the prior year.

Consolidated net sales of dialysis access catheters in 2011 increased 10% on a reported basis (8% on a constant currency basis) compared to the prior year. Consolidated net sales of vascular access ultrasound devices in 2011 increased 10% on a reported basis (9% on a constant currency basis) compared to the prior year. Consolidated net sales of dialysis access catheters in 2010 increased 10% on a reported basis (9% on a constant currency basis) compared to the prior year. Consolidated net sales of vascular access ultrasound devices in 2010 increased 15% on a reported basis (14% on a constant currency basis) compared to the prior year.

Surgical Specialty Products - Surgical specialty products include soft tissue repair, performance irrigation and hemostasis product lines. United States net sales in 2011 increased 2% compared to the prior year. International net sales in 2011 increased 10% on a reported basis (6% on a constant currency basis) compared to the prior year. United States net sales in 2010 increased 14% compared to the prior year. International net sales in 2010 increased 6% on a reported basis (5% on a constant currency basis) compared to the prior year. The increase in consolidated net sales of surgical specialty products in both 2011 and 2010 compared to the prior year was due to growth in soft tissue repair products.

The soft tissue repair product line includes synthetic and natural-tissue hernia repair implants, natural-tissue breast reconstruction implants, and hernia fixation products. Consolidated net sales of soft tissue repair products in 2011 increased 6% on a reported basis (5% on a constant currency basis) compared to the prior year. Net sales in this category in 2011 were favorably impacted by growth in sales of synthetic and natural-tissue hernia repair implants and natural-tissue breast reconstruction implants, partially offset by declines in hernia fixation products, a trend that may continue. Consolidated net sales of soft tissue repair products in 2010 increased 17% on a reported basis (16% on a constant currency basis) compared to the prior year. Natural-tissue products for hernia repair implants and breast reconstruction implants, and hernia fixation products were the drivers of growth in this category in 2010.

Other Products - The other product group includes irrigation, wound drainage and certain original equipment manufacturers’ products.

Costs and Expenses

The following is a summary of costs and expenses as a percentage of net sales for the following years ended December 31:

	2011	2010	2009
Cost of goods sold	37.9%	37.5%	37.8%
Marketing, selling and administrative expense	27.4%	27.9%	26.9%
Research and development expense	6.4%	6.8%	7.1%
Interest expense	1.3%	0.5%	0.5%
Other (income) expense, net	9.4%	0.9%	1.2%

Total costs and expenses	82.4%	73.6%	73.5%

Cost of goods sold - Cost of goods sold consists principally of the manufacturing and distribution costs of the company’s products. The category also includes royalties, amortization of intangible assets and the impact of certain hedging activities. Cost of goods sold as a percentage of net sales for 2011 increased 40 basis points compared to the prior year. Incremental amortization of intangible assets acquired in 2010 and 2011 increased cost of goods sold as a percentage of net sales by approximately 40 basis points over the prior year. Cost of goods sold as a percentage of net sales for 2010 decreased 30 basis points from the prior year. This reduction was attributed primarily to cost improvements partially offset by the impact of approximately 50 basis points of incremental amortization of intangible assets acquired in 2009 and 2010.

Marketing, selling and administrative expense - Marketing, selling and administrative expense consists principally of the costs associated with the company’s sales and administrative organizations. These costs as a percentage of net sales for 2011 decreased 50 basis points from the prior year due primarily to company-wide spending controls, including the impact of the recent restructuring activities, partially offset by investments in emerging markets. These costs as a percentage of net sales for 2010 increased 100 basis points from the prior year primarily due to higher related costs from the acquired operations of SenoRx and FlowCardia.

Research and development expense - Research and development expense consists principally of the costs related to internal research and development activities, milestone payments for third-party research and development activities, and IPR&D arising from business development activities. IPR&D payments may impact the comparability of the company’s results of operations between periods. The following table presents a summary of research and development expense for the following years ended December 31:

	2011	2010	2009
(dollars in millions)
Research and development	$181.9	$182.8	$163.5
In-process research and development	3.5	2.6	16.1

Total research and development expense	$185.4	$185.4	$179.6

Research and development expense in 2011 remained flat compared to the prior year. Research and development expense in 2010 increased approximately 3% compared to the prior year. Included in research and development expense for 2009 was IPR&D of $16.1 million primarily associated with the acquisition of technology for laparoscopic hernia repair. The entire purchase price related to this asset acquisition was allocated to IPR&D in 2009.

Interest expense - Interest expense in 2011 was $36.4 million as compared with 2010 interest expense of $12.7 million and 2009 interest expense of $11.8 million. The increase in interest expense in 2011 was due to the issuance of $750 million of senior unsecured notes in December 2010.

Other (income) expense, net - Other (income) expense, net, was $271.9 million, $24.6 million and $30.5 million for 2011, 2010 and 2009, respectively. Other (income) expense, net, in 2011 included charges related to legal settlements and commitments of $246.5 million, charges for the impairment of Greek bonds of $11.5 million and net restructuring costs of $7.8 million. Other (income) expense, net, in 2010 included restructuring costs of $16.7 million and acquisition related integration costs of $9.3 million. See Note 13 of the notes to consolidated financial statements.

Income Tax Provision

The company’s effective tax rate for 2011 was approximately 36% compared to approximately 29% in 2010. The effective tax rate for 2011 reflected the tax effect of a charge for legal settlements related to the Hernia Product Claims, which were incurred in a low tax jurisdiction, and a charge related to the Brachytherapy Matter, part of which is not expected to be tax deductible. The tax rate in 2011 also reflected a tax benefit of $17.6 million for certain tax positions being settled as a result of the completion of U.S. Internal Revenue Service (“IRS”) examinations for the tax years from 2005 through 2007 and certain examinations in other jurisdictions.

The company’s effective tax rate for 2010 was approximately 29%, compared to approximately 31% in 2009. The effective tax rate for 2010 reflected the tax effect of a $10.4 million benefit associated with certain tax positions being remeasured as a result of new information related to the completion of IRS examinations of the tax years 2003 and 2004, reductions of tax positions related to the completion of certain foreign tax examinations, and the expiration of statutes of limitation in certain foreign jurisdictions. The $10.4 million benefit was partially offset by a charge of $5.6 million associated with a cash repatriation of approximately $62 million of earnings from operations in certain foreign jurisdictions as a result of tax legislation enacted in the third quarter. The tax rate in 2010 also reflected the tax effect of acquisition related items (primarily transaction and integration costs and IPR&D).

As a result of the retroactive application of the research tax credit under the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010, the income tax provision for the year was reduced by $3.7 million in the fourth quarter of 2010.

Net Income Attributable to Common Shareholders and Earnings per Share Available to Common Shareholders

The company reported 2011 net income attributable to common shareholders of $328.0 million, a decrease of 36% from 2010 net income attributable to common shareholders of $509.2 million. The company reported 2011 diluted earnings per share available to common shareholders of $3.69, a decrease of 31% from 2010 diluted earnings per share available to common shareholder’s of $5.32. Net income attributable to common shareholders in 2011 reflects charges for legal settlements and commitments of $230.3 million, or $2.59 per diluted share, acquisition related items (primarily transaction and integration costs and IPR&D) of $11.7 million, or $0.13 per diluted share, and charges for the impairment of Greek bonds of $11.5 million, or $0.13 per diluted share. Net income for 2011 also reflects restructuring costs of $5.0 million, or $0.06 per diluted share and a decrease to the tax provision of $17.6 million, or $0.20 per diluted share, as a result of the reduction of certain tax positions as discussed above.

The company reported 2010 net income attributable to common shareholders of $509.2 million, an increase of 11% from 2009 net income attributable to common shareholders of $460.1 million. The company reported

2010 diluted earnings per share available to common shareholders of $5.32, an increase of 16% from 2009 diluted earnings per share available to common shareholders of $4.60. Net income attributable to common shareholders in 2010 reflects restructuring costs of $11.4 million, or $0.12 per diluted share, and acquisition related items (primarily integration and transaction costs and IPR&D) of $16.1 million, or $0.17 per diluted share. Net income for 2010 also reflects bad debt expense of $3.8 million, or $0.04 per diluted share, related to the write-down of accounts receivable in Greece and a net decrease to the income tax provision of $4.8 million, or $0.05 per diluted share, as a result of the reductions of certain tax positions and the cash repatriation as discussed above.

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

	2011	2010	2009
(dollars in millions)
Cash and cash equivalents	$596.4	$641.4	$674.4

Working capital	781.8	1,131.6	1,210.1

Current ratio	1.86/1	3.85/1	5.30/1

Cash and cash equivalents held by the company’s foreign subsidiaries were $586.9 million and $641.4 million at December 31, 2011 and 2010, respectively. It is the company’s intention to permanently reinvest the majority of these funds outside the United States to finance foreign operations, and the company’s plans do not demonstrate a need to repatriate these funds. If these funds are needed for U.S. operations or can no longer be permanently reinvested outside the United States, the company would be required to accrue and pay U.S. taxes to repatriate these funds. In the United States, ongoing operating cash flows and available borrowings under the company’s committed syndicated bank credit facility provide it with sufficient liquidity.

For the years ended December 31, 2011, 2010 and 2009, net cash provided by operating activities was $721.5 million, $637.8 million and $619.3 million respectively. The increase in net cash provided by operating activities in 2011 reflects higher net income, excluding non-cash items and the timing of tax payments. The increase in net cash provided by operating activities in 2010 reflects higher net income, excluding non-cash items, partially offset by higher levels of inventory and the timing of tax payments.

During 2011, the company used $772.3 million in cash for investing activities, $417.2 million more than in 2010. During 2010, the company used $355.1 million in cash for investing activities, $165.9 million more than in 2009. Capital expenditures amounted to $71.4 million, $51.2 million and $48.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. The current year reflects an increase of $147.1 million in restricted cash related to payments to QSFs pursuant to the proposed settlement of certain Hernia Product Claims. The company spent $557.2 million in 2011, $303.9 million in 2010 and $141.1 million in 2009 for the acquisition of businesses, products and technologies to augment existing product lines.

During 2011, cash provided by financing activities was $3.9 million, $314.5 million more than in 2010. During 2010, the company used $310.6 million in cash for financing activities, $67.8 million less than in 2009. Total debt was $1.2 billion and $977.4 million at December 31, 2011 and December 31, 2010, respectively. Total debt to total capitalization was 40.5%, 37.5% and 6.4% at December 31, 2011, 2010 and 2009, respectively. The company spent approximately $221.8 million to repurchase 2,519,410 shares of common stock in 2011 compared to approximately $1.1 billion to repurchase 12,025,000 shares of common stock in 2010 and $342.2 million to repurchase 4,535,047 shares in 2009. In addition, a payment of $58.9 million in cash remitted to the bank counterparty upon final settlement under the accelerated share repurchase (“ASR”) agreement is included in purchases of common stock in 2011. The repurchases of common stock in 2010 included $750.0 million to repurchase 8,100,000 shares upon initial settlement under the ASR agreement with the bank counterparty. The company paid cash dividends of $64.6 million, $66.9 million and $65.4 million in 2011, 2010 and 2009, respectively. In 2010, the company purchased the noncontrolling interest in its Malaysian operation for $25.9 million.

In October 2011, the company entered into a new $600 million five-year committed syndicated bank credit facility that expires in October 2016. The new credit facility replaced the company’s previous $400 million five-year credit facility that was scheduled to mature in June 2012. The new credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The new facility includes pricing based on the company’s long-term credit rating and includes a financial covenant that limits the amount of total debt to total capitalization. The company had outstanding commercial paper borrowings of $304.5 million and $80.5 million at December 31, 2011 and 2010, respectively.

Contractual Obligations

Payments due under contractual obligations at December 31, 2011, are as follows:

(dollars in millions)	Total	1 Year	2-3 Years	4-5 Years	5+ Years
Forward contracts	$149.8	$149.8	$—	$—	$—
Short-term borrowings	304.5	304.5	—	—	—
Long-term debt	1,277.1	35.1	71.0	321.8	849.2
Operating lease obligations	130.4	22.7	38.2	26.5	43.0
Acquisition and related milestones	121.1	16.0	5.1	100.0	—
Purchase obligations	185.6	160.4	22.9	0.6	1.7
Legal settlements	147.1	147.1	—	—	—
Other long-term liabilities	86.3	9.3	12.2	13.0	51.8

	$2,401.9	$844.9	$149.4	$461.9	$945.7

The table above does not include $45.0 million of the total unrecognized tax benefits for uncertain tax positions and $5.0 million of associated accrued interest. Due to the high degree of uncertainty regarding the timing of potential future cash flows, the company is unable to make a reasonable estimate of the amount and period in which these liabilities might be paid.

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

Acquisition and related milestones - The company may make payments to third parties when milestones are achieved, such as the achievement of research and development targets, receipt of regulatory approvals or achievement of performance or operational targets under various acquisition and related arrangements. The table above excludes amounts for these milestone payments unless the payments are deemed reasonably likely to occur.

Purchase obligations - The company’s business creates a need to enter into commitments with suppliers. These inventory purchase commitments do not exceed the company’s projected requirements over the related terms and are entered into in the normal course of business.

Legal settlements - Payments to claimants for Hernia Product Claims, subject to certain settlement conditions, may be made from QSFs.

Other long-term liabilities - The company estimates required funding obligations related to its pension and postretirement benefit plans and deferred compensation.

Management’s Use of Non-GAAP Measures

Net sales “on a constant currency basis” is a non-GAAP measure. The company analyzes net sales on a constant currency basis to better measure the comparability of results between periods. Because changes in foreign currency exchange rates have a non-operating impact on net sales, the company believes that evaluating growth in net sales on a constant currency basis provides an additional and meaningful assessment of net sales to both management and the company’s investors. Constant currency growth rates are calculated by translating the prior year’s local currency sales by the current period’s exchange rate. Constant currency growth rates are not indicative of changes in corresponding cash flows. The limitation of these non-GAAP measures is that they do not reflect results on a standardized reporting basis. Non-GAAP measures are intended to supplement the applicable GAAP disclosures and should not be viewed as replacements of GAAP results.

Critical Accounting Policies and Estimates

The preparation of financial statements requires the company’s management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. The following is not intended to be a comprehensive list of all of the company’s accounting policies. The company’s significant accounting policies are more fully described in the company’s notes to consolidated financial statements. See Note 1 of the notes to consolidated financial statements. The critical accounting policies described below are areas in which management’s judgment in determining estimates and assumptions might produce a materially different result.

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

Share-Based Compensation - Share-based compensation cost is measured at the grant date based on the fair value of the award. Generally, compensation expense is recognized over the vesting period. In order to determine the fair value of stock options on the grant date, the company utilizes a binomial model. Inherent in the binomial model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. The expected stock-price volatility is based upon weightings of the historical volatility of the company’s stock and the implied volatility from publicly traded options. The company reviews the trading volumes and option life of its publicly traded options in order to determine the appropriate weighting of implied volatility. This approach is used as a predictor of future realized and implied volatilities and is directly related to stock option valuations. With respect to expected future exercise behavior, the company considers the exercise behavior of past grants and models the pattern of aggregate exercises. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the grant date with a term equal to the contractual term of the stock option.

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

Income Taxes - The company operates in multiple taxing jurisdictions, both within the United States and internationally. The company regularly assesses its tax positions and includes reserves for uncertain tax positions. These positions relate to transfer pricing, the deductibility of certain expenses, intercompany transactions and other matters. Although the outcome of tax audits is uncertain, in management’s opinion, adequate provisions for income taxes have been made for potential liabilities resulting from such matters. The recognition and measurement of a tax position is based on the company’s best judgment given the facts, circumstances and information available at the reporting date. The reserves are used or reversed once the statutes of limitation have expired or the position is effectively settled. The company believes that the ultimate outcome of these matters will not have a material impact on its financial condition and/or liquidity but may be material to its income tax provision and results of operations.

Allowance for Doubtful Accounts, Customer Rebates and Inventory Writedowns - The company makes estimates of the uncollectibility of the company’s accounts receivable, amounts that are rebated to specific customers in accordance with contractual requirements and inventory adjustments to reflect inventory valuation at the lower of cost or market. In estimating the reserves necessary for the allowance for doubtful accounts, management considers historical bad debt trends, customer concentrations, the average length of time to collect receivables, customer creditworthiness and current economic trends. The company establishes an allowance for doubtful accounts for estimated amounts that are uncollectible from customers. In estimating the allowance for customer rebates, management considers the lag time between the point of sale and the payment of the customer’s rebate claim, customer specific trend analysis and contractual commitments including the stated rebate rate. The company establishes an allowance for customer rebates and reduces sales for such rebate amounts. In estimating the adjustment for inventory writedowns, management considers product obsolescence, quantity on hand, future demand for the product and other market-related conditions. The company records an adjustment for inventory writedowns when such conditions cause the inventory market value to be below carrying value. The company records such adjustments to cost of sales in the period in which the condition exists.

It is possible that the underlying factors discussed above for the allowance for doubtful accounts, customer rebates and inventory writedowns could change. Depending on the extent and nature of the change to the underlying factors, the impact to the company’s results of operations and financial condition could be material in the period of change.

Acquisitions - In a business combination, the acquisition method of accounting requires that the identifiable assets acquired and liabilities assumed be measured at their fair value, with goodwill being the excess value of consideration paid over the fair value of the net identifiable assets acquired. IPR&D is capitalized and recorded as an indefinite-lived intangible asset at the acquisition date, contingent consideration is recorded at fair value at the acquisition date, and transaction costs are expensed as incurred. The amount of the purchase price allocated to IPR&D and other intangible assets is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods. For IPR&D, these methodologies include consideration of the risk of a project not achieving commercial feasibility. Amounts allocated to IPR&D are subject to impairment testing until completion or abandonment of a project. Upon successful completion, a separate determination will be made as to the useful life of the asset and amortization will begin. When the company acquires net assets that are not accounted for as a business combination, no goodwill is recognized. The judgments made in determining fair value assigned to assets acquired and liabilities assumed, as well as asset lives, can materially impact results of operations.

Goodwill - Goodwill is tested for impairment annually at December 31 or more frequently if impairment indicators arise using a fair value based test. The company assigns goodwill recorded in connection with acquisitions to its four reporting units, each of which is one level below the company’s single reporting segment. The fair value of each reporting unit is calculated and compared to its carrying value. In determining the fair value of each reporting unit, the company uses a weighted-average combination of both market and income approaches. The market approach to estimating fair value is based primarily on applying external market information to a historical earnings measure. The income approach to estimating fair value is based on a discounted value of estimated future cash flows of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the company will record an impairment loss for the excess of the carrying value of goodwill over its implied fair value.

Impairment of Long-Lived Assets - Intangible assets with finite lives and other long-lived assets, such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The company evaluates the recoverability of assets to be held and used by comparing the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Pension Plans - The company sponsors pension plans covering substantially all domestic employees and certain foreign employees who meet eligibility requirements. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by the company. In addition, the company’s actuarial consultants also use subjective factors, such as withdrawal and mortality rates, to estimate these factors. The actuarial assumptions used by the company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of the participants. A change of plus (minus) 25 basis points in the discount rate assumption, with other assumptions held constant, would have an estimated $0.9 million favorable (unfavorable) impact on the company’s net pension cost. A change of plus (minus) 25 basis points in the expected rate of return on plan assets assumption, with other assumptions held constant, would have an estimated $0.8 million favorable (unfavorable) impact on the company’s net pension cost.

New Accounting Pronouncements Not Yet Adopted

In June 2011, the Financial Accounting Standards Board (“FASB”) issued a new statement that eliminates the current option to report other comprehensive income and its components in the consolidated statements of shareholders’ investment. Under this statement, the company can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. This FASB statement will be effective as of the beginning of the company’s 2012 fiscal year, with the exception of the deferral of a certain provision, and will be retrospectively applied to all prior periods presented.

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

•

the ability to identify appropriate companies, businesses and technologies as potential acquisition candidates, to consummate and successfully integrate such transactions or to obtain agreements for such transactions on favorable terms;

•	the reduction in the number of procedures using our devices caused by customers’ cost-containment pressures or preferences for alternate therapies;

•	the ability to maintain or increase research and development expenditures;

•	the uncertainty of whether increased research and development expenditures and sales force expansion will result in increased sales;

•	the ability to reduce exposure and uncertainty related to tax audits, appeals and litigation;

•	internal factors, such as retention of key employees, including sales force employees;

•	the ability to achieve earnings forecasts, which are generated based, among other things, on projected volumes and sales of many product types, some of which are more profitable than others;

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

•

damage to a facility where our products are manufactured or from which they are distributed, which could render the company unable to manufacture or distribute one or more products and may require the company to reduce the output of products at the damaged facility thereby making it difficult to meet product shipping targets;

•

the potential impairment of goodwill and intangible assets of the company resulting from insufficient cash flow generated from such assets specifically, or our business more broadly, so as to not allow the company to justify the carrying value of the assets;

•	the ability to obtain appropriate levels of product liability insurance on reasonable terms;

•	the ability to recover for claims made to our insurance companies; and

•	the ability to realize the anticipated benefits of the 2011 restructuring activities to improve its overall cost structure and improve efficiency.

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

Difficulties and delays inherent in the development, manufacturing, marketing and sale of medical products, including:

•

the ability to complete planned and/or ongoing clinical trials successfully, to develop and obtain regulatory approval for products on a timely basis and to launch products on a timely basis within cost estimates;

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

•

performance, efficacy or safety concerns for existing products, whether scientifically justified or not, that may lead to product discontinuations, product withdrawals, recalls, field corrections, regulatory enforcement actions, litigation or declining sales, including adverse events and/or concerns relating to the company’s vena cava filters, pelvic floor repair products and hernia repair products;

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

•	changes in the FDA and/or foreign regulatory approval processes that may delay or prevent the approval of new products and result in lost market opportunity;

•	the impact of more vigorous compliance and enforcement activities affecting the healthcare industry in general or the company in particular;

•	changes in the tax laws affecting our business, such as the excise tax in Puerto Rico;

•	changes in the environmental laws or standards affecting our business;

•	changes in laws that could require facility upgrades or process changes and could affect production rates and output; and

•	compliance costs and potential penalties and remediation obligations in connection with environmental laws, including regulations regarding air emissions, waste water discharges and solid waste.

Legal disputes, including:

•	disputes over intellectual property rights;

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

General economic conditions, including:

•	international and domestic business conditions;

•	political or economic instability in foreign countries;

•	interest rates;

•	foreign currency exchange rates;

•	changes in the rate of inflation; and

•	instability of global financial markets and economies including Greece, Italy, Spain, Portugal and other countries in Europe.

Other factors beyond our control, including catastrophes, both natural and man-made, earthquakes, floods, fires, explosions, acts of terrorism or war.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Bard operates on a global basis and therefore is subject to the exposures that arise from foreign currency exchange rate fluctuations. The company manages these exposures using operational and economic hedges as well as derivative financial instruments. The company’s foreign currency exposures may change over time as changes occur in the company’s international operations. The company’s objective in managing its exposures to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with assets, liabilities, net investments and probable commitments denominated in foreign currencies. In order to reduce the risk of foreign currency exchange rate fluctuations, the company will from time-to-time enter into derivative financial instruments to hedge a portion of its expected foreign currency denominated cash flow from operations. The instruments that the company uses for hedging are forward contracts and options with major financial institutions. The company expects that the changes in fair market value of such contracts will have a high correlation to the price changes in the related hedged cash flow. The principal currencies the company hedges are the Euro, the British Pound, the Mexican Peso, the Canadian Dollar, the Australian Dollar and the Japanese Yen. Any gains and losses on these hedge contracts are expected to offset changes in the value of the related exposure. Bard’s risk management guidelines prohibit entering into financial instruments for speculative purposes. The company enters into foreign currency transactions only to the extent that foreign currency exposure exists. A sensitivity analysis of changes in the fair value of all foreign exchange derivative contracts at December 31, 2011 indicates that if the U.S. dollar uniformly strengthened by 10% against all currencies, the fair value of these contracts would decrease by $1.9 million, and if the U.S. dollar uniformly weakened by 10% against all currencies, the fair value of these contracts would increase by $5.0 million. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.

The company’s investment portfolio primarily includes cash equivalents, for which the market values are not significantly affected by changes in interest rates. The market value of the company’s fixed-rate debt is affected by a change in the medium- to long-term U.S. interest rates because the borrowings generally have longer maturities. The market value of the company’s fixed-rate debt including the effect of the related interest rate swap contract effectively converting the 2.875% fixed-rate notes to floating-rate instruments approximated $1,038.7 million at December 31, 2011. A sensitivity analysis, assuming a 100 basis point increase or decrease in U.S. interest rates and assuming that the debt and related swap are held to maturity, indicates that the market value of the debt and related swap would have approximated $966.8 million or $1,113.1 million, respectively, on December 31, 2011.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on its assessment and those criteria, management believes that the company maintained effective internal control over financial reporting as of December 31, 2011.

The company’s independent registered public accounting firm has issued an attestation report on the effectiveness of the company’s internal control over financial reporting. That report appears on page II-21.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

C. R. Bard, Inc.:

We have audited the accompanying consolidated balance sheets of C. R. Bard, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ investment, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of C. R. Bard, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of C. R. Bard, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), C. R. Bard, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2012 expressed an unqualified opinion on the effectiveness of C. R. Bard, Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey

February 23, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

C. R. Bard, Inc.:

We have audited C. R. Bard, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”. C. R. Bard, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the effectiveness of C. R. Bard, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, C. R. Bard, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of C. R. Bard, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ investment, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 23, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Short Hills, New Jersey

February 23, 2012

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands except per share amounts)

	For the Years Ended December 31,
	2011	2010	2009
Net sales	$2,896,400	$2,720,200	$2,534,900
Costs and expenses:
Cost of goods sold	1,097,300	1,020,000	959,000
Marketing, selling and administrative expense	794,600	759,800	682,500
Research and development expense	185,400	185,400	179,600
Interest expense	36,400	12,700	11,800
Other (income) expense, net	271,900	24,600	30,500

Total costs and expenses	2,385,600	2,002,500	1,863,400

Income from operations before income taxes	510,800	717,700	671,500
Income tax provision	182,800	208,100	210,100

Net income	328,000	509,600	461,400

Net income attributable to noncontrolling interest	—	400	1,300

Net income attributable to common shareholders	$328,000	$509,200	$460,100

Basic earnings per share available to common shareholders	$3.75	$5.39	$4.66

Diluted earnings per share available to common shareholders	$3.69	$5.32	$4.60

The accompanying notes are an integral part of these consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands except share and per share amounts)

	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$596,400	$641,400
Restricted cash	147,100	—
Accounts receivable, less allowances of $10,000 and $10,500, respectively	488,900	460,800
Inventories	319,200	308,900
Short-term deferred tax assets	61,200	42,700
Other current assets	73,100	75,500

Total current assets	1,685,900	1,529,300

Property, plant and equipment, at cost:
Land	14,200	14,100
Buildings and improvements	233,200	215,900
Machinery and equipment	380,100	368,800

	627,500	598,800
Less accumulated depreciation and amortization	272,100	270,900

Net property, plant and equipment	355,400	327,900
Goodwill	916,700	607,400
Core technologies, net	498,700	397,500
Other intangible assets, net	352,600	142,800
Deferred tax assets	19,700	78,400
Other assets	102,100	88,200

Total assets	$3,931,100	$3,171,500

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities
Short-term borrowings	$304,500	$80,500
Accounts payable	86,400	51,400
Accrued expenses	380,400	142,300
Accrued compensation and benefits	124,400	121,600
Income taxes payable	8,400	1,900

Total current liabilities	904,100	397,700

Long-term debt	908,700	896,900
Other long-term liabilities	319,600	230,400
Deferred income taxes	16,500	15,000
Commitments and contingencies	—	—
Shareholders’ investment:
Preferred stock, $1 par value, authorized 5,000,000 shares; none issued	—	—
Common stock, $.25 par value, authorized 600,000,000 shares in 2011 and 2010; issued and outstanding 84,543,338 shares in 2011 and 84,973,586 shares in 2010	21,200	21,300
Capital in excess of par value	1,349,800	1,146,400
Retained earnings	477,800	520,000
Accumulated other comprehensive loss	(66,600)	(56,200)

Total shareholders’ investment	1,782,200	1,631,500

Total liabilities and shareholders’ investment	$3,931,100	$3,171,500

The accompanying notes are an integral part of these consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT

(dollars in thousands except share and per share amounts)

	Common Stock		Capital In Excess Of Par Value	Retained Earnings	Accumulated Other Comp. (Loss) Inc.	Noncontrolling Interest	Total
	Shares	Amount

Balance at December 31, 2008	99,393,020	$24,800	$966,600	$1,080,200	$(94,400)	$11,000	$1,988,200

Net income	—	—	—	460,100	—	1,300	461,400
Change in derivative instruments designated as cash flow hedges (net of $400 taxes)	—	—	—	—	(4,800)	—	(4,800)
Foreign currency translation adjustment	—	—	—	—	83,500	—	83,500
Benefit plan adjustments (net of $4,000 taxes)	—	—	—	—	(9,000)	—	(9,000)

Total comprehensive income							531,100

Cash dividends declared ($0.67 per share)	—	—	—	(65,800)	—	—	(65,800)

Issuance of common stock	1,059,122	300	29,400	—	—	—	29,700

Share-based compensation	—	—	52,300	—	—	—	52,300

Purchases of common stock	(4,535,047)	(1,100)	—	(341,100)	—	—	(342,200)

Tax benefit relating to share-based compensation plans	—	—	12,600	—	—	—	12,600

Balance at December 31, 2009	95,917,095	$24,000	$1,060,900	$1,133,400	$(24,700)	$12,300	$2,205,900

Net income	—	—	—	509,200	—	400	509,600
Change in derivative instruments designated as cash flow hedges (net of $500 taxes)	—	—	—	—	900	—	900
Foreign currency translation adjustment	—	—	—	—	(38,400)	—	(38,400)
Benefit plan adjustments (net of $3,500 taxes)	—	—	—	—	6,000	—	6,000

Total comprehensive income							478,100

Cash dividends declared ($0.71 per share)	—	—	—	(65,900)	—	—	(65,900)

Issuance of common stock	1,081,491	300	43,000	—	—	—	43,300

Share-based compensation	—	—	58,100	—	—	—	58,100

Purchases of common stock	(12,025,000)	(3,000)	(10,200)	(1,056,700)	—	—	(1,069,900)

Tax benefit relating to share-based compensation plans	—	—	7,800	—	—	—	7,800
Purchase of noncontrolling interest	—	—	(13,200)	—	—	(12,700)	(25,900)

Balance at December 31, 2010	84,973,586	$21,300	$1,146,400	$520,000	$(56,200)	$—	$1,631,500

Net income	—	—	—	328,000	—	—	328,000
Change in derivative instruments designated as cash flow hedges (net of $2,000 taxes)	—	—	—	—	(1,400)	—	(1,400)
Foreign currency translation adjustment	—	—	—	—	12,100	—	12,100
Benefit plan adjustments (net of $9,600 taxes)	—	—	—	—	(21,100)	—	(21,100)

Total comprehensive income							317,600

Cash dividends declared ($0.75 per share)	—	—	—	(65,600)	—	—	(65,600)

Issuance of common stock	2,257,762	600	109,600	—	—	—	110,200

Share-based compensation	—	—	55,400	—	—	—	55,400

Purchases of common stock	(2,688,010)	(700)	10,200	(304,600)	—	—	(295,100)

Tax benefit relating to share-based compensation plans	—	—	28,200	—	—	—	28,200

Balance at December 31, 2011	84,543,338	$21,200	$1,349,800	$477,800	$(66,600)	$—	$1,782,200

The accompanying notes are an integral part of these consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$328,000	$509,600	$461,400
Adjustments to reconcile net income to net cash provided by operating activities, net of acquired businesses:
Depreciation and amortization	115,100	104,900	93,500
Legal settlements and commitments, net of payments	230,900	—	—
Impairment charge for foreign government bonds	11,500	—	—
Restructuring, net of payments	4,600	16,700	—
Acquired in-process research and development	3,500	2,600	16,100
Non-cash charges related to asset dispositions	—	—	8,400
Insurance settlements, net	—	—	7,000
Deferred income taxes	(18,300)	(2,300)	(15,000)
Share-based compensation	55,500	58,200	52,400
Inventory reserves and provision for doubtful accounts	18,400	21,900	17,400
Other noncash items	(1,100)	(2,800)	200
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(45,000)	(29,600)	(25,600)
Inventories	(14,600)	(32,900)	(18,500)
Current liabilities	31,100	17,900	13,700
Taxes	(1,900)	(28,800)	16,000
Other, net	3,800	2,400	(7,700)

Net cash provided by operating activities	721,500	637,800	619,300

Cash flows from investing activities:
Capital expenditures	(71,400)	(51,200)	(48,100)
Change in restricted cash	(147,100)	—	—
Payments made for purchases of businesses, net of cash acquired	(539,300)	(290,300)	(112,600)
Payments made for intangibles	(17,900)	(13,600)	(28,500)
Proceeds from sale of foreign government bonds	3,400	—	—

Net cash used in investing activities	(772,300)	(355,100)	(189,200)

Cash flows from financing activities:
Change in short-term borrowings, net	224,000	80,500	—
Proceeds from issuance of long-term debt, net of discount	—	746,300	—
Purchase of noncontrolling interest	—	(25,900)	—
Proceeds from exercises under share-based compensation plans, net	102,300	32,100	18,500
Excess tax benefit relating to share-based compensation plans	25,100	7,900	10,700
Purchases of common stock	(280,700)	(1,069,900)	(342,200)
Dividends paid	(64,600)	(66,900)	(65,400)
Other	(2,200)	(14,700)	—

Net cash provided by (used in) financing activities	3,900	(310,600)	(378,400)

Effect of exchange rate changes on cash and cash equivalents	1,900	(5,100)	30,600
(Decrease) increase in cash and cash equivalents during the year	(45,000)	(33,000)	82,300

Balance at January 1	641,400	674,400	592,100

Balance at December 31	$596,400	$641,400	$674,400

Supplemental cash flow information
Cash paid for:
Interest	$25,600	$11,900	$11,800
Income taxes	177,900	230,800	200,400
Noncash transactions:
Purchases of businesses and related costs	$70,200	$5,700	$10,500
Receipt of foreign government bonds	16,800	—	—
Dividends declared, not paid	16,500	15,500	16,500
Purchase of common stock not settled	14,400	—	—

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

Consolidation - The consolidated financial statements include the accounts of C. R. Bard, Inc. and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The accounts of most foreign subsidiaries are consolidated as of November 30. No events occurred related to these foreign subsidiaries during the months of December 2011, 2010 or 2009 that materially affected the financial position or results of operations of the company. The company has no material interests in variable interest entities and none that require consolidation.

Related Parties - The company and Kobayashi Pharmaceutical Co., Ltd. are parties to an equally-owned joint venture, Medicon Inc. (“Medicon”), which distributes Bard’s products in Japan. Bard accounts for the joint venture under the equity method of accounting. All transactions with Medicon are denominated in U.S. dollars. Bard recorded sales to Medicon of $139.0 million, $128.7 million and $122.5 million for the years ended 2011, 2010 and 2009, respectively. Bard eliminates the intercompany profits on sales to Medicon until Medicon sells Bard’s products to a third party. Bard recorded Medicon equity income of $3.8 million, $3.6 million and $2.3 million for the years ended 2011, 2010 and 2009, respectively. Bard received dividends from Medicon of $7.9 million, $1.6 million and $1.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. Bard’s investment in Medicon was $15.9 million and $20.0 million at December 31, 2011 and 2010, respectively. Included in accounts receivable are trade receivables due from Medicon for purchases of Bard’s products of $37.4 million and $33.4 million at December 31, 2011 and 2010, respectively.

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

Foreign Currency - Net assets of foreign subsidiaries are translated into U.S. dollars at current year-end rates, and revenues, costs and expenses are translated at average monthly rates during each monthly period. Net exchange gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany transactions of a long-term investment nature are accumulated and credited or charged directly to a separate component of shareholders’ investment. Any foreign currency gains or losses related to monetary assets are charged to other (income) expense, net. Foreign currency translation gains included in accumulated other comprehensive loss were $41.1 million and $29.0 million at December 31, 2011 and 2010, respectively.

Revenue Recognition - The company’s net sales represent gross sales invoiced to both end-user customers and independent distributors, less certain related charges, including discounts, returns, rebates and other allowances. The company recognizes product revenue when persuasive evidence of a sales arrangement exists, title and risk of loss

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Advertising Costs - Costs related to advertising are expensed as incurred. Advertising expense was $3.0 million, $3.3 million and $2.5 million in 2011, 2010 and 2009, respectively, and is included in marketing, selling and administrative expense.

Research and Development - Research and development expense is comprised of costs related to internal research and development activities, milestone payments for third-party research and development activities, and acquired in-process research and development (“IPR&D”) arising from acquisitions not accounted for as a business combination. IPR&D arising from a business combination are accounted for as indefinite-lived intangible assets, subject to impairment testing until completion or abandonment of a project. Upon successful completion, a separate determination will be made as to the useful life of the asset and amortization will begin.

Share-Based Compensation - Share-based compensation cost is measured at the grant date based on the fair value of the award. Generally, compensation expense is recognized over the vesting period. As share-based compensation expense is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures.

Cash Equivalents - Cash equivalents consist of highly liquid investments purchased with an original maturity of three months or less and amounted to $526.6 million and $588.1 million at December 31, 2011 and 2010, respectively.

Accounts Receivable - In addition to trade receivables, accounts receivable included $39.3 million and $37.1 million of non-trade receivables at December 31, 2011 and 2010, respectively.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation - Depreciation is provided over the estimated useful lives of depreciable assets using the straight-line method. The estimated useful lives primarily range from three to 40 years for buildings and improvements and three to 20 years for machinery and equipment. Depreciation expense was $43.2 million, $41.1 million and $39.9 million in 2011, 2010 and 2009 respectively.

Software Capitalization and Amortization - Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line method over an estimated useful life of five to seven years. Capitalized software costs are included in machinery and equipment. The company capitalizes certain costs associated with internal-use software such as the payroll costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internal-use software are expensed during the design phase until the point at which the project has reached the application development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The company capitalized $6.4 million, $4.7 million and $4.5 million of internal-use software for the years ended December 31, 2011, 2010 and 2009, respectively. Amortization expense for capitalized software was $8.6 million, $10.7 million and $11.1 million in 2011, 2010 and 2009, respectively.

Goodwill - Goodwill is tested for impairment annually at December 31 or more frequently if impairment indicators arise using a fair value based test. The company assigns goodwill recorded in connection with acquisitions to its four reporting units, each of which is one level below the company’s single reporting segment. The fair value of each reporting unit is calculated and compared to its carrying value. In determining the fair value of each reporting unit, the company uses a weighted-average combination of both market and income approaches. The market approach to estimating fair value is based primarily on applying external market information to a historical earnings measure. The income approach to estimating fair value is based on a discounted value of estimated future cash flows of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the company will record an impairment charge for the excess of the carrying value of goodwill over its implied fair value.

Other Intangible Assets - Other intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives ranging from three to 22 years with a weighted average of 13 years. When events or circumstances indicate that the carrying amount of intangible assets may not be recoverable, the company will assess recoverability from future operations using undiscounted cash flows derived from the lowest appropriate asset groupings. To the extent carrying value exceeds the undiscounted cash flows, impairments are recognized in operating results to the extent that the carrying value exceeds the fair value, which is determined based on the net present value of estimated future cash flows.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Treasury Stock - The company accounts for treasury stock purchases as retirements by reducing retained earnings for the cost of the repurchase. Reissuances of previously repurchased shares are accounted for as new issuances. There were 31.4 million and 30.8 million of previously repurchased shares at December 31, 2011 and 2010, respectively.

Derivative Instruments - The company recognizes all derivative instruments at fair value in its consolidated balance sheets. Changes in fair value of derivative instruments are recorded in each period in current earnings or accumulated other comprehensive loss depending on whether the derivative instrument is designated as part of a hedged transaction, and if so, the type of hedge transaction.

The company’s objective in managing its exposures to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with future intercompany receivables and payables denominated in foreign currencies. These risks are managed using derivative instruments, mainly through forward currency and option contracts. The company does not utilize derivative instruments for trading or speculative purposes. No derivative instruments extend beyond December 2012. All of these derivative instruments are designated and qualify as cash flow hedges. The effective portion of the changes in fair value of the derivative instruments’ gains or losses are reported as a component of accumulated other comprehensive loss and reclassified into earnings on the same line item associated with the forecasted transaction and in the same period or periods when the forecasted transaction affects earnings. At December 31, 2011, all of these derivative instruments were highly effective hedging instruments because they were denominated in the same currency as the hedged item and because the maturities of the derivative instruments matched the timing of the hedged items.

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

2. Acquisitions

The company acquires businesses, products and technologies to augment its existing product lines and from time-to-time may divest product lines for strategic reasons. Unaudited pro forma financial information has not been presented because the effects of acquisitions were not material on either an individual or aggregate basis.

On December 16, 2011, the company acquired Lutonix, Inc. (“Lutonix”), a development stage company specializing in drug coated balloon technology for the treatment of peripheral arterial disease. The total purchase consideration of $298.0 million included an upfront cash payment of $228.0 million and the fair value of contingent consideration of $70.0 million. The contingent consideration, which could total $100 million, consists of a milestone payment related to Pre-Market Approval (“PMA”) of Lutonix’s drug-coated percutaneous transluminal angioplasty (“PTA”) balloon. Lutonix is conducting the first and only investigational device

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exemption (“IDE”) trial approved by the U.S Food and Drug Administration (“FDA”) using drug-coated balloons for the treatment of peripheral arterial disease. The Lutonix LEVANT 2 study is a prospective, randomized, single-blinded, multi-center pivotal IDE trial comparing the Lutonix drug-coated balloon to standard balloon angioplasty. Lutonix received the European Conformity regulatory approval (“CE mark”) in 2011, and Bard expects to start selling the device in Europe in 2012. The company plans to begin a larger registry study concurrent with the European launch to support broader marketing claims and obtain additional clinical data. The acquisition was accounted for as a business combination, and the results of operations have been included in the company’s results since the acquisition date.

The purchase price allocation at fair value resulted in the recognition of: IPR&D of $131.5 million; core technologies of $33.4 million; deferred tax assets of $24.7 million, consisting primarily of net operating loss carryforwards; deferred tax liabilities of $59.5 million, primarily associated with core technologies; and other net assets of $1.6 million. The excess of the purchase price over fair value of the acquired net assets was recorded as goodwill of $166.3 million. The goodwill recognized includes the value of a large potential market for drug-coated PTA balloons in alternate and expanded indications, and other cost synergies. The goodwill is not deductible for tax purposes. Core technologies are being amortized over their estimated useful lives of approximately 12 years. The company incurred acquisition related transaction costs of $1.4 million, which were expensed to marketing, selling and administrative expense. The company has not yet finalized the purchase accounting, which may be adjusted as further information about conditions existing at the acquisition date become available.

The IPR&D assets, which are accounted for as indefinite-lived intangible assets, represent the development of drug-coated balloons and the LEVANT 2 clinical trial for use of these balloons in the superficial femoral and proximal popliteal arteries. The launch of this device in the United States is currently expected to occur in 2015, subject to regulatory approvals. The fair value of this intangible asset was determined based upon the present value of expected future cash flows adjusted for the probability of technological and commercial risk, utilizing a risk-adjusted discount rate. The fair value of the contingent consideration was determined by utilizing a probability weighted estimated cash flow stream adjusted for the expected timing of the payment. Subsequent to the acquisition date, the contingent consideration liability will be remeasured at current fair value with changes recorded in earnings.

On November 10, 2011, the company acquired Medivance, Inc. (“Medivance”) for total cash consideration of $255.5 million. Medivance develops and sells critical care products in the Targeted Temperature Management™ area. Medivance’s core product is the ArticSun®, a noninvasive technology that utilizes a proprietary system that incorporates a hydrogel adhesive pad to control a patient’s core body temperature at a targeted level. The acquisition was accounted for as a business combination, and the results of operations have been included in the company’s results since the acquisition date. The purchase price allocation at fair value resulted in the recognition of: deferred tax assets of $25.0 million, consisting primarily of net operating loss carryforwards; customer relationships of $88.7 million; core technologies of $75.9 million; deferred tax liabilities of $63.3 million, primarily associated with intangible assets; and other net assets of $17.0 million. The excess of the purchase price over fair value of the acquired net assets was recorded as goodwill of $112.2 million. The goodwill recognized includes the value of expanding the market for Medivance’s products. Synergies are expected to result from the alignment of critical care sales call points and other manufacturing efficiencies. The goodwill is not deductible for tax purposes. Customer relationships and core technologies are being amortized over their estimated useful lives of approximately 13 and 14 years, respectively. Customer relationships are recorded as a component of other intangible assets. The company incurred acquisition related transaction costs of $1.7 million, which were expensed to marketing, selling and administrative expense. In connection with this

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

acquisition, the company recorded a charge of $1.8 million ($1.1 million after tax) to other (income) expense, net, associated with integration costs. The company has not yet finalized the purchase accounting, which may be adjusted as further information about conditions existing at the acquisition date become available.

During the fourth quarter of 2011, the company acquired all of the outstanding shares of ClearStream Technologies Group plc (“ClearStream”) for total consideration of $69.1 million. ClearStream, based in Enniscorthy, Co. Wexford, Ireland, develops and sells proprietary products used in angioplasty. The acquisition complements Bard’s core competencies and enhances Bard’s vascular product portfolio. The acquisition was accounted for as a business combination, and the results of operations have been included in the company’s results since October 12, 2011, the date on which a controlling interest was obtained. The purchase price allocation at fair value resulted in the recognition of: deferred tax assets of $3.3 million, consisting primarily of net operating loss carryforwards; core technologies and other intangible assets of $29.1 million; deferred tax liabilities of $3.8 million, primarily associated with intangible assets; and other net assets of $11.0 million. The excess of the purchase price over fair value of the acquired net assets was recorded as goodwill of $29.5 million. The goodwill recognized is attributable to expected cost synergies and other benefits created by the expanded peripheral vascular product portfolio of the company as a result of the acquisition. The goodwill is not deductible for tax purposes. Core technologies and other intangible assets are being amortized over their estimated useful lives of approximately 10 years. The company incurred acquisition related transaction costs of $2.6 million, which were expensed to marketing, selling and administrative expense. In connection with this acquisition, the company recorded a charge of $2.0 million ($1.8 million after tax) to other (income) expense, net, associated with integration costs. The company has not yet finalized the purchase accounting, which may be adjusted as further information about conditions existing at the acquisition date become available.

On July 6, 2010, the company acquired all of the outstanding stock of SenoRx, Inc. (“SenoRx”) for a purchase price of $11.00 per share in cash, totaling $213.5 million. SenoRx was a public company engaged in the manufacture and sale of minimally-invasive medical devices used in the percutaneous diagnosis and treatment of breast cancer. SenoRx’s products expand Bard’s existing biopsy product portfolio to include the EnCor® stereotactic-guided and MRI-guided breast biopsy systems, the Gel Mark® line of breast tissue markers and the Contura® brachytherapy catheter used in the treatment of breast cancer. Substantially all of the purchase price for the acquisition was funded through the issuance of commercial paper. The acquisition was accounted for as a business combination, and the results of operations have been included in the company’s results since the acquisition date. The purchase price allocation at fair value resulted in the recognition of: deferred tax assets of $42.3 million, consisting primarily of net operating loss carryforwards; core technologies of $95.1 million; deferred tax liabilities of $44.0 million, primarily associated with core technologies; and other net assets of $23.5 million consisting of cash, accounts receivable and inventories. An IPR&D asset of $12.8 million was also recorded primarily for the next generation of the EnCor® stereotactic-guided breast biopsy system. The fair value of this intangible asset was determined based upon the present value of expected future cash flows adjusted for the probability of technological and commercial risk, utilizing a risk-adjusted discount rate. The excess of the purchase price over fair value of the acquired net assets was recorded as goodwill of $83.8 million. The goodwill recognized is attributable to expected cost synergies and other benefits created by the expanded and more comprehensive biopsy product portfolio of the company as a result of the acquisition. The goodwill is not deductible for tax purposes. Core technologies are being amortized over their estimated useful lives of approximately 10 years. The company incurred acquisition related transaction costs of $3.2 million, which were expensed to marketing, selling and administrative expense. In connection with this acquisition, the company recorded charges of $6.9 million ($4.2 million after tax) to other (income) expense, net, associated with the termination of existing SenoRx commercial agreements, the settlement of disputes that arose under certain of these agreements and integration costs.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On April 12, 2010, the company acquired all of the outstanding stock of FlowCardia, Inc. (“FlowCardia”), a privately-held company engaged in the design and manufacture of endovascular products used in the treatment of chronic total occlusions (“CTOs”), for total consideration of $80.1 million. FlowCardia’s products complement Bard’s percutaneous transluminal angioplasty products and peripheral stents. FlowCardia’s Crosser® product line of clinically-proven catheters deliver vibrational energy, enabling physicians to cross CTOs and allow for subsequent therapies, such as balloon angioplasty, stent implantation and atherectomy. The acquisition was accounted for as a business combination, and the results of operations have been included in the company’s results since the acquisition date. The purchase price allocation at fair value resulted in the recognition of: deferred tax assets of $18.1 million, consisting primarily of net operating loss carryforwards; core technologies of $46.4 million; deferred tax liabilities of $19.3 million primarily associated with core technologies; and other net assets of $3.0 million. In addition, an IPR&D asset of $4.7 million was recorded for follow-on product applications for CTOs. The excess of the purchase price over fair value of the acquired net assets was recorded as goodwill of $27.2 million. The goodwill recognized is attributable to complementary product sales opportunities and expected cost synergies. The goodwill is not deductible for tax purposes. Core technologies are being amortized over their estimated useful lives of approximately 11 years.

On November 18, 2009, the company acquired all of the outstanding stock of Y-Med, Inc. (“Y-Med”), a privately-held company focused on the development and manufacture of specialty PTA catheters, for total consideration of $35.3 million. Y-Med’s products complement Bard’s peripheral stents and existing PTA products. Y-Med’s VascuTrakTM PTA dilatation catheter product line is designed to treat highly stenotic and calcified lesions in patients with lower-limb arterial disease. The acquisition was accounted for as a business combination and the results of operations have been included in the company’s results since the acquisition date. The purchase price allocation at fair value resulted in: the recognition of deferred tax assets of $2.3 million consisting of net operating loss carryforwards; core technologies of $28.4 million; deferred tax liabilities of $10.8 million primarily associated with core technologies; and other net assets of $2.7 million. The excess of the purchase price over fair value of the acquired net assets was recorded as goodwill of $12.7 million. The goodwill is not deductible for tax purposes. Core technologies are being amortized over their estimated useful lives of approximately 10 years. In connection with this acquisition, the company recorded a cost of $3.2 million ($2.0 million after tax) associated with the termination of certain existing Y-Med agreements. This termination cost was recorded to other (income) expense, net.

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

The contingent milestone payment related to regulatory approvals was amended, which resulted in $23.0 million being paid in December 2008. This payment resulted in a decrease to the acquisition related liability of $14.5 million and an increase to deferred tax assets of $8.5 million. The company received a PMA in February 2009 for use of the LifeStent® in the superficial femoral artery and proximal popliteal artery, which resulted in a contingent milestone payment of $27.0 million. This payment resulted in a decrease to the acquisition related liability of $10.9 million, an increase to deferred tax assets of $7.8 million, and an increase to goodwill of $8.3 million. The $15.0 million contingent milestone payment related to the transfer of manufacturing operations to Bard was paid in September 2009. The payment resulted in an increase to goodwill.

3. Restructuring

During the second half of 2011, the company initiated certain restructuring actions in order to improve its overall cost structure and enhance operational effectiveness. These actions included the realignment of certain sales functions in the United States. In connection with these actions, the company recorded employee separation costs under the company’s existing severance programs of $12.0 million ($8.1 million after tax). Substantially all of these costs are expected to be cash expenditures. At December 31, 2011, the remaining liability related to this restructuring charge was $7.4 million, which reflects cash payments of $3.0 million and a reversal of $1.6 million of these costs. The company expects activities under these actions to be substantially complete by the end of 2012.

In December 2010, the company committed to a plan (the “2010 Restructuring Plan”) to improve its overall cost structure and enhance operational effectiveness. The 2010 Restructuring Plan included the realignment of certain manufacturing, sales and marketing, and administrative functions. In connection with this plan, the company recorded employee separation costs under the company’s existing severance programs and other costs related to one-time employee termination benefits of $16.7 million ($11.4 million after tax). Substantially all of these costs were cash expenditures paid during 2011. In addition, $2.6 million of these restructuring costs were reversed in 2011.

In April 2009, the company announced a plan (the “2009 Restructuring Plan”) to reduce its overall cost structure and improve efficiency. The 2009 Restructuring Plan included the consolidation of certain businesses in the United States and the realignment of certain sales and marketing functions outside the United States. The 2009 Restructuring Plan resulted in the elimination of certain positions and other employee terminations worldwide. The company recorded employee separation costs under the company’s existing severance programs and other costs primarily related to one-time termination benefits offered under this plan. The total cost of the 2009 Restructuring Plan was $15.4 million ($10.2 million after tax). Substantially all of these costs were cash expenditures and were paid during 2010.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Income Taxes

The components of income before income taxes for the following years ended December 31 consisted of:

	2011	2010	2009
(dollars in millions)
United States	$425.1	$455.8	$481.3
Foreign	85.7	261.9	190.2

	$510.8	$717.7	$671.5

The income tax provision for the following years ended December 31 consisted of:

	2011	2010	2009
(dollars in millions)
Current provision
Federal	$170.0	$168.3	$182.8
Foreign	23.3	31.8	33.6
State	7.8	10.3	8.7

	201.1	210.4	225.1

Deferred (benefit) provision
Federal	(18.9)	3.7	(13.3)
Foreign	(2.7)	(7.2)	(0.1)
State	3.3	1.2	(1.6)

	(18.3)	(2.3)	(15.0)

	$182.8	$208.1	$210.1

Deferred tax assets and deferred tax liabilities at December 31 consisted of:

	2011	2010
(dollars in millions)
Deferred tax assets
Employee benefits	$168.8	$158.2
Inventory	19.3	13.8
Receivables and rebates	25.8	24.2
Accrued expenses	30.5	16.6
Loss carryforwards and credits	112.4	73.8

Gross deferred tax assets	356.8	286.6
Valuation allowance	(32.2)	(36.2)

	324.6	250.4
Deferred tax liabilities
Intangibles	234.2	111.8
Accelerated depreciation	22.8	25.4
Other	3.2	7.1

	260.2	144.3

	$64.4	$106.1

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2011, the company had federal net operating loss carryforwards of $206.5 million, which expire between 2013 and 2032, state net operating loss carryforwards of $296.5 million, which expire between 2012 and 2032, and foreign net operating loss carryforwards of $41.8 million, which generally expire between 2012 and 2019. The company also had various tax credits of $8.6 million with an indefinite life and $7.9 million, which expire between 2013 and 2032.

The company records valuation allowances to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. The company considers future taxable income and the periods over which it must be earned in assessing the need for valuation allowances. In the event the company determines it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to expense in the period such determination was made. At December 31, 2011, the valuation allowance primarily related to state and foreign net operating loss carryforward and credits, and to certain other state deferred tax assets.

A reconciliation between the effective income tax rate and the federal statutory rate for the following years ended December 31 is:

	2011	2010	2009
Federal statutory rate	35%	35%	35%
State taxes, net of federal benefit	2%	2%	1%
Operations taxed at less than U.S. rate	(2)%	(9)%	(5)%
Legal settlement, non-deductible portion	2%	—%	—%
Other, net	(1)%	1%	—%

	36%	29%	31%

The company’s foreign tax incentives consist of incentive tax grants in Puerto Rico and Malaysia. The company’s grant in Malaysia was entered into on March 1, 2010 and will expire in 2015. The incentive tax grant in Puerto Rico will expire in 2016. The approximate dollar and per share effects of the Puerto Rican and Malaysian tax grants are as follows:

	2011(A)	2010	2009
(dollars in millions, except per share amounts)
Tax benefit	$3.7	$44.6	$24.0
Per share benefit	$0.04	$0.47	$0.24

(A)	No tax benefit was recognized from the incentive tax grant in Puerto Rico due to the charge for Hernia Product Claims.

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

	2011	2010
(dollars in millions)
Balance, January 1	$53.6	$53.2
Additions related to prior year tax positions	4.5	2.1
Reductions related to prior year tax positions	(9.0)	(7.4)
Additions for tax positions of the current year	8.1	8.9
Settlements	(11.3)	(0.7)
Lapse of statutes of limitation	(0.9)	(2.5)

Balance, December 31	$45.0	$53.6

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The company operates in multiple taxing jurisdictions and faces audits from various tax authorities regarding transfer pricing, the deductibility of certain expenses, intercompany transactions and other matters. As of December 31, 2011, the liability for unrecognized tax benefits related to federal, state and foreign taxes was $45.0 million (of which $36.0 million would impact the effective tax rate if recognized), plus $5.0 million of accrued interest. As of December 31, 2010, the liability for unrecognized tax benefits was $53.6 million plus $11.4 million of accrued interest. Interest and penalties associated with uncertain tax positions amounted to a $1.6 million credit in 2011, $0.7 million of expense in 2010, and $2.6 million of expense in 2009.

The company is currently under examination in several tax jurisdictions and remains subject to examination until the statutes of limitation expire for the applicable tax jurisdiction. Within specific countries, the company may be subject to audit by various tax authorities, or subsidiaries operating within the country may be subject to different statutes of limitation expiration dates. As of December 31, 2011, a summary of the tax years that remain subject to examination in the company’s major tax jurisdictions are:

United States – federal	2008 and forward
United States – states	2003 and forward
Germany	2006 and forward
Malaysia	2006 and forward
Puerto Rico	2007 and forward
United Kingdom	2010 and forward

In 2011, the company’s income tax provision was reduced by $17.6 million as a result of the completion of the U.S Internal Revenue Service examinations for the tax years from 2005 through 2007 and certain examinations in other jurisdictions. Depending upon open tax examinations and/or the expiration of applicable statutes of limitation, the company believes that it is reasonably possible that the total amount of unrecognized tax benefits may decrease by up to $7.3 million within the next 12 months.

At December 31, 2011, the company did not provide for income taxes on the undistributed earnings of its foreign operations of approximately $1.4 billion as it is the company’s intention to permanently reinvest these undistributed earnings outside of the United States. Determination of the amount of unrecognized deferred tax liability related to these permanently reinvested earnings is not practicable.

5. Earnings per Common Share

Earnings per share (“EPS”) is computed under the two-class method, which requires nonvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents to be treated as a separate class of securities in calculating EPS. Participating securities include nonvested restricted stock and units, nonvested shares or units under the management stock purchase program, and certain other nonvested stock-based awards.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

EPS is computed using the following common share information for the following years ended December 31:

	2011	2010	2009
(dollars and shares in millions)
EPS Numerator:
Net income attributable to common shareholders	$328.0	$509.2	$460.1
Less: Income allocated to participating securities	6.1	5.5	5.0

Net income available to common shareholders	$321.9	$503.7	$455.1

EPS Denominator:
Weighted average common shares outstanding	85.8	93.4	97.7
Dilutive common share equivalents from share-based compensation plans	1.5	1.2	1.3

Weighted average common and common equivalent shares outstanding, assuming dilution	87.3	94.6	99.0

6. Financial Instruments

Foreign Exchange Derivative Instruments

The company enters into readily marketable forward and option contracts with financial institutions to help reduce its exposure to foreign currency exchange rate fluctuations. These contracts limit volatility because gains and losses associated with foreign exchange rate movements are generally offset by movements in the underlying hedged item. The notional value of the company’s forward currency and option contracts was $205.2 million and $182.7 million at December 31, 2011 and 2010, respectively.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The location and fair values of derivative instruments segregated between those derivatives that are designated as hedging instruments and those that are not designated as hedging instruments at December 31, are as follows:

	Balance Sheet Location	Fair Value of Derivatives
Derivatives Designated as Hedging Instruments		2011	2010
(dollars in millions)
Forward currency contracts	Other current assets	$1.5	$2.8
Option currency contracts	Other current assets	4.3	1.5
Interest rate swap contract	Other assets	12.1	0.7

		$17.9	$5.0

Forward currency contracts	Accrued expenses	$6.4	$1.1

		$6.4	$1.1

Derivatives Not Designated as Hedging Instruments
(dollars in millions)
Forward currency contracts	Other current assets	$3.8	$—
Forward currency contracts	Other assets	—	1.8

		$3.8	$1.8

The location and amounts of gains and losses on derivative instruments designated as cash flow hedges and the impact on the consolidated statement of shareholders’ investment for the years ended December 31, are as follows:

	Gain/(Loss) Recognized in Other Comprehensive Income			Location of Gain/(Loss) Reclassified from Accumulated Other Comp. Loss to Income	Gain/(Loss) Reclassified from Accumulated Other Comp. Loss to Income
(dollars in millions)	2011	2010	2009		2011		2010		2009
Forward currency contracts	$(3.9)	$0.1	$3.6	Costs of goods sold	$1.0		$0.4		$(2.0)
Option currency contracts	2.5	0.8	(8.4)	Costs of goods sold	—		0.4		5.0

	$(1.4)	$0.9	$(4.8)		$1.0	(A)	$0.8	(A)	$3.0	(A)

(A)	The tax effect of the amount reclassified from accumulated other comprehensive loss to income was $1.0 million, $0.1 million and $0.4 million at December 31, 2011, 2010 and 2009, respectively.

At December 31, 2011, the company had losses of approximately $1.4 million in accumulated other comprehensive loss in the consolidated balance sheet that are expected to be reclassified into earnings in 2012.

The location and amounts of gains and losses on the derivative instrument designated as a fair value hedge for the years ended December 31, are as follows:

		Gain Recognized on Swap		(Loss) Recognized on Long-Term Debt
(dollars in millions)	Income Statement Location	2011	2010	2011	2010
Interest rate swap contract	Interest expense	$11.4	$0.7	$(11.4)	$(0.7)

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The location and amounts of gains and losses on derivative instruments not designated as hedging instruments for the years ended December 31, are as follows:

		Gain Recognized in Earnings
(dollars in millions)	Income Statement Location	2011	2010
Forward currency contracts(A)	Other (income) expense, net	$2.0	$1.8

(A)	These derivative contracts mitigate changes in the value of remeasured foreign currency denominated monetary loans attributable to changes in foreign currency exchange rates.

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

The following table summarizes financial instrument assets and (liabilities) measured at fair value on a recurring basis at December 31:

	2011	2010
(dollars in millions)
Greek government bonds	$3.6	$—
Forward currency contracts	(1.1)	3.5
Option currency contracts	4.3	1.5
Interest rate swap contract	12.1	0.7

The fair values were measured using significant other observable inputs and valued by reference to similar financial instruments, adjusted for restrictions and other terms specific to each contract. All of these financial instruments are categorized as Level 2 under the fair value hierarchy.

Financial Instruments Not Measured at Fair Value

The fair value of commercial paper borrowings of $304.5 million at December 31, 2011 approximates carrying value.

The estimated fair value of long-term debt including the effect of the related swap contract was $1,038.7 million and $937.7 million at December 31, 2011 and 2010, respectively. The fair value was estimated using dealer quotes for similarly-rated debt instruments over the remaining contractual term of the company’s obligation. Long-term debt is categorized as Level 2 under the fair value hierarchy.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration Risks

The company is potentially subject to concentration of credit risk through its cash equivalents and accounts receivable. The company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any one institution. Concentrations of risk with respect to trade accounts receivable are limited due to the large number of customers dispersed across many geographic areas. However, accounts receivable balances include sales to government-supported healthcare systems outside the United States. The company continues to monitor sovereign debt issues and economic conditions in Europe and evaluates accounts receivable in certain countries for potential collection risks. Deteriorating economic conditions, and other factors in these countries have resulted in, and may continue to result in, an increase in the average length of time that it takes to collect these accounts receivable and may require the company to re-evaluate the collectability of these receivables in future periods. The company is experiencing significant delays in the collection of accounts receivable associated with the national healthcare systems in Spain, Italy, Greece and Portugal. At December 31, 2011, the company’s accounts receivable, net of allowances, from the national healthcare systems in these countries and amounts past due greater than 365 days were as follows:

	Accounts receivable, net	Greater than 365 days past due
(dollars in millions)
Spain	$35.0	$11.5
Italy	29.6	4.0
Greece	10.0	2.4
Portugal	5.6	2.2

	$80.2	$20.1

During 2010, the company recorded to other (income) expense, net, a write-down of Greece receivables of $3.8 million based on a proposal that the Greek government announced to settle its outstanding debts from 2007 through 2009, primarily by issuing non-interest bearing bonds with maturities of one to three years. During 2011, the company received $16.8 million of bonds, net of discount, in settlement of 2007 through 2009 accounts receivable. These bonds are classified as available-for-sale investments and reported at fair value. During 2011, the company recorded to other (income) expense, net, charges totaling $11.5 million related to other-than-temporary impairments of these bonds.

Sales to distributors, which supply the company’s products to many end-users, accounted for approximately 33% of the company’s net sales in 2011, and the five largest distributors combined, including the company’s Medicon joint venture, accounted for approximately 68% of distributors’ sales. One large distributor accounted for approximately 9% of the company’s net sales in 2011 and 2010 and approximately 10% in 2009. This distributor represented gross receivables of approximately $41.6 million and $39.1 million as of December 31, 2011 and 2010, respectively.

7. Inventories

Inventories at December 31 consisted of:

	2011	2010
(dollars in millions)
Finished goods	$189.9	$176.3
Work in process	21.3	18.6
Raw materials	108.0	114.0

	$319.2	$308.9

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Approximately 67% of the company’s inventory costs are determined using LIFO. Consigned inventory was $41.3 million and $29.9 million at December 31, 2011 and 2010, respectively.

8. Other Intangible Assets

Other intangible assets at December 31 consisted of:

	2011		2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(dollars in millions)
Core technologies	$660.2	$(161.5)	$515.8	$(118.3)
Customer relationships	144.6	(25.7)	43.8	(19.7)
In-process research and development(A)	136.2	—	21.9	—
Other intangibles	202.6	(105.1)	187.7	(90.9)

	$1,143.6	$(292.3)	$769.2	$(228.9)

(A)	Amounts capitalized as in-process research and development are accounted for as indefinite-lived intangible assets.

Amortization expense was $63.3 million, $53.1 million and $42.5 million in 2011, 2010 and 2009, respectively. The estimated amortization expense for the years 2012 through 2016 based on the company’s amortizable intangible assets as of December 31, 2011 is as follows: 2012 - $83.1 million; 2013 - $83.0 million; 2014 - $80.2 million; 2015 - $77.7 million; and 2016 - $74.3 million.

9. Debt

Long-term debt at December 31 consisted of:

	2011	2010
(dollars in millions)
4.40% notes due 2021	$496.8	$496.4
2.875% notes due 2016	262.1	250.7
6.70% notes due 2026	149.8	149.8

	$908.7	$896.9

On December 20, 2010, the company issued $750 million senior unsecured notes consisting of $250 million aggregate principal amount of 2.875% notes due 2016 and $500 million aggregate principal amount of 4.40% notes due 2021. Interest on the notes is payable semi-annually. The notes are redeemable in whole or in part at any time, at the company’s option at specified redemption prices or, at the holder’s option, upon a change of control triggering event, as defined in the applicable indenture. Net proceeds from this offering were $740.0 million, after deducting debt offering costs, consisting of underwriting commissions and offering expenses of $6.3 million, which were capitalized and recorded to other assets, and a debt issuance discount of $3.7 million, which was recorded to long-term debt. The debt offering costs have been allocated proportionately to each tranche of the notes and will be amortized over their respective terms. The debt issuance discount will be amortized over the terms of the respective notes. Net proceeds from the issuance of the notes were used to fund an accelerated share repurchase (“ASR”) transaction.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the offering of the notes, on December 15, 2010, the company entered into an ASR agreement with a bank counterparty to repurchase $750 million of the company’s outstanding common stock. The company received 8.1 million shares upon initial settlement under the ASR transaction. The initial settlement was subject to an adjustment related to a forward purchase contract based on the volume-weighted average share price of the company’s common stock during a predetermined period less a discount. The initial payment to the bank counterparty was recorded as a decrease to shareholder’s investment, consisting of decreases of $2.0 million in common stock, $10.2 million in capital in excess of par value, and $737.8 million in retained earnings. On September 9, 2011, the company remitted a cash payment of $58.9 million to the bank counterparty upon final settlement under the ASR transaction. The payment to the bank counterparty was recorded as a decrease to shareholders’ investment, consisting of a decrease of $69.1 million in retained earnings and an increase of $10.2 million in capital in excess of par value.

In October 2011, the company entered into a new $600 million five-year committed syndicated bank credit facility that expires in October 2016. The new credit facility replaced the company’s previous $400 million five-year credit facility that was scheduled to mature in June 2012. The new credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The new facility includes pricing based on the company’s long-term credit rating and includes a financial covenant that limits the amount of total debt to total capitalization. There were commercial paper borrowings of $304.5 million and $80.5 million at December 31, 2011 and 2010, respectively. The weighted-average effective interest rate on commercial paper borrowings outstanding was 0.3% and 0.4% as of December 31, 2011 and 2010, respectively.

10. Commitments and Contingencies

General

In the ordinary course of business, the company is subject to various legal proceedings and claims, including, for example, product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes. In addition, the company operates in an industry susceptible to significant patent legal claims. The company accounts for estimated losses with respect to legal proceedings and claims when such losses are probable and reasonably estimable. Legal costs associated with these matters are expensed as incurred. At any given time, in the ordinary course of business, the company is involved as either a plaintiff or defendant in a number of patent infringement actions. If a third party’s patent infringement claim were to be determined against the company, the company might be required to make significant royalty or other payments or might be subject to an injunction or other limitation on its ability to manufacture or distribute one or more products. If a patent owned by or licensed to the company were determined to be invalid or unenforceable, the company might be required to reduce the value of certain intangible assets on the company’s balance sheet and to record a corresponding charge, which could be significant in amount. The company believes that any of these proceedings and claims could have a material adverse effect on its business, results of operations, financial condition and/or liquidity.

The company requires limited product warranty accruals as the majority of the company’s products are intended for single use. Certain of the company’s products carry limited warranties that in general do not exceed one year from sale. The company accrues estimated product warranty costs at the time of sale.

Product Liability Matters

As of February 16, 2012, approximately 1,923 federal and 1,378 state lawsuits involving individual claims by approximately 3,452 plaintiffs, as well as two putative class actions in the United States and four putative class actions in various Canadian provinces, have been filed or asserted against the company with respect to its

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Composix® Kugel® and certain other hernia repair implant products (collectively, the “Hernia Product Claims”). One of the U.S. class action lawsuits consolidates ten previously-filed U.S. class action lawsuits. The putative class actions, none of which has been certified, seek (i) medical monitoring, (ii) compensatory damages, (iii) punitive damages, (iv) a judicial finding of defect and causation and/or (v) attorneys’ fees. Approximately 1,358 of the state lawsuits, involving individual claims by a substantially equivalent number of plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions. The Hernia Product Claims also generally seek damages for personal injury resulting from use of the products. The company voluntarily recalled certain sizes and lots of the Composix® Kugel® products beginning in December 2005.

In June 2007, the Judicial Panel on Multidistrict Litigation (“JPML”) transferred Composix® Kugel® lawsuits pending in federal courts nationwide into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island. The MDL court subsequently determined to include other hernia repair products of the company in the MDL proceeding. The first MDL trial was completed in April 2010 and resulted in a judgment for the company based on the jury’s finding that the company was not liable for the plaintiff’s damages. The second MDL trial was completed in August 2010 and resulted in a judgment for the plaintiff of $1.5 million. On June 30, 2011, the company announced that it had reached agreements in principle with various plaintiffs’ law firms to settle the majority of its existing Hernia Product Claims. Each agreement is subject to certain conditions, including requirements for participation in the proposed settlements by a certain minimum number of plaintiffs. In addition, the company is engaging in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Hernia Product Claims, and intends to vigorously defend Hernia Product Claims that do not settle, including through litigation. Additional trials are scheduled throughout 2012. Based on these events, the company recorded to other (income) expense, net, a charge of $184.3 million ($180.6 million after tax) in the second quarter of 2011, which recognized the estimated costs of settling all Hernia Product Claims, including asserted and unasserted claims, and costs to administer the settlements. The charge excludes any costs associated with pending putative class action lawsuits. The company cannot give any assurances that the actual costs incurred with respect to the Hernia Product Claims will not exceed the amount of the charge together with amounts previously accrued. The company cannot give any assurances that the resolution of the Hernia Product Claims that have not settled, including asserted and unasserted claims and the putative class action lawsuits, will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

As of February 16, 2012, product liability lawsuits involving individual claims by approximately 532 plaintiffs have been filed or asserted against the company in various federal and state jurisdictions alleging personal injuries associated with the use of certain of the company’s surgical continence products for women, principally its Avaulta ® line of products (collectively, the “Women’s Health Product Claims”). The Women’s Health Product Claims generally seek damages for personal injury resulting from use of the products. With respect to certain of these claims, the company believes that one of its suppliers has an obligation to defend and indemnify the company. In February 2012, the JPML expanded the scope of and renamed the MDL pending in the United States District Court for the Southern District of West Virginia to include lawsuits involving all women’s surgical continence products that are manufactured or distributed by the company. In total, approximately 411 of the Women’s Health Product Claims are pending in federal courts and have been or will be transferred to the MDL in West Virginia, with the remainder of the Women’s Health Product Claims in other jurisdictions. The company expects the first trial of a Women’s Health Product Claim to take place in the second quarter of 2012. While the company intends to vigorously defend the Women’s Health Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

As of February 16, 2012, product liability lawsuits involving individual claims by approximately 48 plaintiffs have been filed or asserted against the company in various federal and state jurisdictions alleging

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

personal injuries associated with the use of the company’s vena cava filter products. In addition, a putative class action lawsuit has been filed against the company in California state court on behalf of plaintiffs who are alleged to have no present injury (all lawsuits, collectively, the “Filter Product Claims”). The putative class action, which has not been certified, seeks: (i) medical monitoring; (ii) punitive damages; (iii) a judicial finding of defect and causation; and/or (iv) attorneys’ fees. The company expects certain trials of Filter Product Claims to take place over the next 12 months. While the company intends to vigorously defend the Filter Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

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

The company believes that many settlements and judgments, as well as legal defense costs, relating to product liability matters are or may be covered in whole or in part under its product liability insurance policies with a limited number of insurance carriers. In certain circumstances, insurance carriers reserve their rights with respect to coverage, or contest or deny coverage, as has occurred with respect to certain claims. When this occurs, the company intends to vigorously contest disputes with respect to its insurance coverage and to enforce its rights under the terms of its insurance policies, and accordingly, may record receivables with respect to amounts due under these policies, when appropriate. Amounts recovered under the company’s product liability insurance policies may be less than the stated coverage limits and may not be adequate to cover damages and/or costs relating to claims. In addition, there is no guarantee that insurers will pay claims or that coverage will otherwise be available.

In connection with the Hernia Products Claims, the company is in dispute with one of its excess insurance carriers relating to an aggregate of $25 million of insurance coverage. Regardless of the outcome of this dispute, the company’s insurance coverage with respect to the Hernia Product Claims has been depleted.

Other Legal Matters

In November 2006, the company received a subpoena issued by the U.S. Department of Health and Human Services, Office of Inspector General (“OIG”), under the authority of the federal healthcare fraud and false claims statutes, seeking documents related to the company’s brachytherapy business (the “Brachytherapy Matter”). On January 27, 2012, the company announced that it had reached a preliminary agreement with the civil and criminal divisions of the United States Attorney’s Office for the Northern District of Georgia to resolve claims with respect to the Brachytherapy Matter. In connection with this preliminary agreement, the company recorded to other (income) expense, net, a charge of approximately $51.0 million ($40.8 million after tax) in the fourth quarter of 2011. The ultimate settlement of this matter is subject to the negotiation and execution of definitive agreements, which will likely include civil settlement and non-prosecution agreements, and a corporate integrity agreement with the OIG. If the definitive agreements are not finalized, the eventual costs related to this matter could be materially different than this charge and the company cannot give any assurances that this matter will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

On February 21, 2007, Southeast Missouri Hospital (“Southeast”) filed a putative class action complaint on behalf of itself and all others similarly situated against the company and another manufacturer, Tyco International, Inc., which was subsequently dismissed from the action. The complaint was later amended to add

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

St. Francis Medical Center (“St. Francis”) as an additional named plaintiff. The action was re-named as St. Francis Medical Center, et al. v. C. R. Bard, Inc., et al. (Civil Action No. 1:07-cv-00031, United States District Court, Eastern District of Missouri, Southeastern District) when the court denied Southeast’s motion to serve as a class representative and dismissed Southeast from the lawsuit. In September 2008, the court granted St. Francis’s motion for class certification and determined the measurement period for any potential damages. St. Francis alleged that the company conspired to exclude competitors from the urological catheter market and that the company sought to maintain market share by engaging in conduct in violation of state and federal antitrust laws. In September 2009, the District Court granted the company’s summary judgment motion and dismissed with prejudice all counts in this action. St. Francis appealed the Court’s decision to the Eighth Circuit Court of Appeals (“Court of Appeals”). In August 2010, the Court of Appeals affirmed the decision of the District Court. In October 2010, the Court of Appeals granted St. Francis’s request for a re-hearing of its appeal. In June 2011, the Court of Appeals again affirmed the decision of the District Court. St. Francis filed another request for a re-hearing of its appeal to the Court of Appeals, which was denied in August 2011. St. Francis did not request a review of the decision by the U.S. Supreme Court and, as a result, this action is now concluded.

In December 2007, a U.S. District Court jury in Arizona found that certain of W.L. Gore & Associates Inc.’s (“Gore”) ePTFE vascular grafts and stent-grafts infringe the company’s patent number 6,436,135. The jury upheld the validity of the patent and awarded the company $185 million in past damages. The jury also found that Gore willfully infringed the patent. In a second phase of the trial, the District Court ruled that Gore failed to prove that the patent is unenforceable due to inequitable conduct. In March 2009, the District Court doubled the jury award to approximately $371 million for damages through June 2007. The District Court also awarded the company attorneys’ fees of $19 million and prejudgment interest of approximately $20 million. In addition, the District Court denied Gore’s remaining motions, including its motions for a new trial and to set aside the jury’s verdict. In July 2010, the District Court awarded the company approximately $109 million in additional damages for the period from July 2007 through March 2009. Gore has deposited or secured the foregoing amounts with the District Court. The District Court also assessed a royalty rate of between 12.5% and 20%, depending on the product, that will be used to calculate damages for Gore’s infringing sales from April 2009 through the expiration of the patent. Gore has made additional deposits with the District Court of approximately $332 million, representing Gore’s calculation of royalties for its infringing sales through December 2011. Gore appealed this matter to the Court of Appeals for the Federal Circuit (the “Court of Appeals”), which on February 10, 2012 affirmed the decision of the District Court. Gore may request that the Court of Appeals re-hear its appeal and/or may request a review of the decision by the U.S. Supreme Court. Because the company considers this matter a gain contingency, no amounts have been recorded. Even if the company is ultimately successful in this lawsuit, it cannot give any assurances that royalties for Gore’s future infringing sales will remain at or near historic levels.

The company is subject to numerous federal, state, local and foreign environmental protection laws governing, among other things, the generation, storage, use and transportation of hazardous materials and emissions or discharges into the ground, air or water. The company is or may become a party to proceedings brought under various federal laws including the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), commonly known as Superfund, the Resource Conservation and Recovery Act, the Clean Water Act, the Clean Air Act and similar state or foreign laws. These proceedings seek to require the owners or operators of contaminated sites, transporters of hazardous materials to the sites and generators of hazardous materials disposed of at the sites to clean up the sites or to reimburse the government for cleanup costs. In most cases, there are other potentially responsible parties that may be liable for any remediation costs. In these cases, the government alleges that the defendants are jointly and severally liable for the cleanup costs; however, these proceedings are frequently resolved so that the allocation of cleanup costs among the parties more closely reflects the relative contributions of the parties to the site contamination. The company’s potential liability varies greatly from site to site. For some sites, the potential liability is de minimis and for others the costs of cleanup have not yet been determined. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. The company believes that the proceedings and claims described above will likely be resolved over an extended period of time. While it is not feasible to predict the outcome of these proceedings, based upon the company’s experience, current information and applicable law, the company does not expect these proceedings to have a material adverse effect on its financial condition and/or liquidity. However, one or more of the proceedings could be material to the company’s business and/or results of operations.

On January 3, 2012, the company received a letter from the FDA requiring post-market surveillance studies be conducted on certain surgical continence products for women. The company is corresponding with the FDA as to the extent of the required studies.

The company regularly monitors and evaluates the status of product liability and other legal matters, and may from time-to-time engage in settlement and mediation discussions taking into consideration developments in the matters and the risks and uncertainties surrounding litigation. These discussions could result in settlements of one or more of these claims at any time.

Accruals for product liability and other legal matters amounted to $287.3 million and $54.4 million at December 31, 2011 and 2010, respectively. During 2011, the company made payments of $149.2 million to qualified settlement funds (“QSFs”), subject to certain settlement conditions, for certain Hernia Product Claims. Payments to QSFs were recorded as a component of restricted cash at December 31, 2011. Total payments of $2.1 million from these QSFs have been made to qualified claimants during 2011. The company also has receivables from insurance companies amounting to $51.0 million and $54.6 million at December 31, 2011 and 2010, respectively, of which $25 million, at December 31, 2011, is the subject of a dispute with an excess insurance carrier, as noted above. After considering the nature of the claims, coverage provisions under the policies, relevant legal issues, the advice and judgment of outside legal counsel, and other pertinent factors, the company believes its claims are meritorious and that it will collect these receivables.

The company is unable to estimate the reasonably possible losses or range of losses, if any, arising from existing product liability matters and other legal matters. Under U.S. generally accepted accounting principles, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely”, and an event is “remote” if “the chance of the future event or events occurring is slight”. With respect to the Women’s Health Product Claims, the Filter Product Claims and the putative class action lawsuits that are part of the Hernia Product Claims, the company is unable to estimate a range of reasonably possible losses for the following reasons: (i) the proceedings are in early stages; (ii) the company has not received and reviewed complete information regarding the plaintiffs and their medical conditions; and/or (iii) there are significant factual issues to be resolved. In addition, with respect to the putative class action lawsuits that are part of the Hernia Product Claims and the Filter Product Claims, there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class.

The company is committed under noncancelable operating leases involving certain facilities and equipment. The minimum annual rentals under the terms of these leases are as follows: 2012 - $22.7 million; 2013 - $20.3 million; 2014 - $17.9 million; 2015 - $15.4 million; 2016 - $11.1 million and thereafter - $43.0 million. Total rental expense for operating leases approximated $25.1 million in 2011, $22.8 million in 2010 and $22.6 million in 2009.

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

11. Share-Based Compensation Plans

The company may grant a variety of share-based payments under the 2003 Long Term Incentive Plan of C. R. Bard, Inc. (the “2003 Plan”) and the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc. (the “Directors’ Plan”) to certain directors, officers and employees. The total number of remaining shares at December 31, 2011 that may be issued under the 2003 Plan was 3,219,875 and under the Directors’ Plan was 49,099. Awards under the 2003 Plan may be in the form of stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, unrestricted stock and other stock-based awards. Awards under the Directors’ Plan may be in the form of stock awards, stock options or stock appreciation rights. The company has two employee stock purchase programs.

Amounts recognized for share-based compensation for the following years ended December 31 are:

	2011	2010	2009
(dollars in millions)
Total cost of share-based compensation plans	$55.4	$58.1	$52.3
Amounts capitalized in inventory and fixed assets	(1.5)	(1.5)	(1.6)
Amounts charged against income for amounts previously capitalized in inventory and fixed assets	1.6	1.6	1.7

Amounts charged against income	$55.5	$58.2	$52.4

Amount of related income tax benefit recognized in income	$18.7	$21.4	$18.2

As of December 31, 2011, there were $93.7 million of unrecognized compensation expenses related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately three years. The company repurchases shares from time-to-time on the open market to satisfy share-based payment arrangements. The company has sufficient treasury shares to satisfy expected share-based payment arrangements in 2012.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options—The company grants stock options to certain employees and may grant stock options to directors with exercise prices equal to the average of the high and low prices of the company’s common stock on the date of grant. These stock option awards generally have requisite service periods between four and five years, and ten-year contractual terms. Certain stock option awards provide for accelerated vesting after a minimum of two years if certain performance conditions are met. Summarized information regarding total stock option activity and amounts for the year ended December 31, 2011 is as follows:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding - January 1	7,943,293	$71.64
Granted	1,020,023	84.87
Exercised	(1,935,581)	55.94
Canceled/forfeited	(136,869)	84.67

Outstanding - December 31	6,890,866	$77.75	6.5	$57.5

Exercisable	4,293,291	$73.47	4.9	$54.7

The company uses a binomial-lattice option valuation model to estimate the fair value of stock options. The assumptions used to estimate the fair value of the company’s stock option grants for the following years ended December 31 are:

	2011	2010	2009
Dividend yield	0.8%	0.9%	0.9%
Risk-free interest rate	1.03%	1.29%	1.72%
Expected option life in years	7.0	7.2	7.1
Expected volatility	23%	23%	24%
Option fair value	$19.82	$21.34	$22.64

Compensation expense related to stock options was $19.7 million, $22.1 million and $23.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. At December 31, 2011, there were $27.6 million of total unrecognized compensation costs related to nonvested stock options. These costs are expected to be recognized over a weighted-average period of approximately two years. During the years ended December 31, 2011, 2010 and 2009, 489,648, 1,105,398 and 1,166,246 options, respectively, vested with a weighted-average fair value of $22.80, $29.40 and $25.68, respectively. The total intrinsic value of stock options exercised during 2011, 2010 and 2009 was $88.7 million, $21.3 million and $23.2 million, respectively.

Cash received from stock option exercises for the years ended December 31, 2011, 2010 and 2009 was $106.5 million, $34.3 million and $23.3 million, respectively. The actual tax benefit realized for the tax deductions from option exercises was $31.6 million for the year ended December 31, 2011 and $7.1 million for each of the years ended December 31, 2010 and 2009.

Restricted Stock and Units—Restricted stock awards entitle employees to voting and dividend rights. Restricted stock units entitle employees to dividend rights. Certain restricted stock awards have performance features. Restricted stock and unit grants have requisite service periods of between four to seven years. Compensation expense related to restricted stock and units was $22.1 million, $21.5 million and $13.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. At December 31, 2011, there were $39.4

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million of total unrecognized compensation costs related to nonvested restricted stock and unit awards. These costs are expected to be recognized over a weighted-average period of approximately two years. The activity in the nonvested restricted stock and unit awards for the year ended December 31, 2011 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding - January 1	1,033,268	$84.48
Granted	271,863	85.09
Vested	(171,725)	82.21
Forfeited	(11,641)	85.03

Outstanding - December 31	1,121,765	$84.97

Other Restricted Stock Units—Certain other restricted stock units have requisite service periods of between four and seven years. No voting or dividend rights are associated with these grants until the underlying shares are issued upon vesting. Compensation expense related to these awards was $4.6 million, $4.8 million and $4.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. At December 31, 2011, there were $21.6 million of total unrecognized compensation costs related to these nonvested restricted stock unit awards. These costs are expected to be recognized over a weighted-average period of approximately four years. The activity in the nonvested restricted stock unit awards for the year ended December 31, 2011 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding - January 1	559,507	$78.29
Granted	147,094	91.07
Vested	(65,526)	67.27
Forfeited	(93,803)	83.01

Outstanding - December 31	547,272	$82.36

Other Stock-Based Awards—The company grants stock awards to directors. Shares are generally distributed to a director in his or her year of election and vest on a pro rata basis in each year of his or her term, although additional awards may be granted with other terms. The fair value of these awards is charged to compensation expense over the directors’ terms. Restrictions limit the sale or transfer of these awards until the awarded stock vests and for certain awards until an additional two-year period lapses. There are voting and dividend rights associated with these awards. Compensation expense related to these stock awards was $1.0 million, $1.2 million and $0.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. At December 31, 2011, there were $0.4 million of total unrecognized compensation costs related to nonvested other stock-based awards. These costs are expected to be recognized over a weighted-average period of approximately two years. At December 31, 2011 and 2010, nonvested other stock-based awards of 20,867 and 19,600 shares, respectively, were outstanding.

Management Stock Purchase Program—The company maintains a management stock purchase program under the 2003 Plan (together with a predecessor stock purchase plan, the “MSPP”). Under the MSPP, employees at a specified level may purchase, with their eligible annual bonus, common stock units at a 30% discount from the lower of the price of the common stock on July 1 of the previous year or on the date of purchase, which occurs on the date bonuses are approved by the Board of Directors. Employees make an election on or before June 30 of the previous year as to the percentage of their eligible annual bonus that will be used to purchase common stock units

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under the MSPP. The company’s predecessor plan provided for the purchase of shares of the company’s common stock. Employees are required to allocate at least 25% of their eligible annual bonuses to purchase common stock units under the MSPP to the extent they have not satisfied certain stock ownership guidelines. MSPP shares or units are restricted from sale or transfer for four years from the purchase date. Only shares or units corresponding to the 30% discount are forfeited if the employee’s employment terminates prior to the end of the four-year vesting period. Dividends or dividend-equivalents are paid on MSPP shares or units, and the participant has the right to vote all MSPP shares. The activity in the MSPP for the year ended December 31, 2011 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding - January 1	219,323	$40.83
Purchased	63,113	27.42
Vested	(58,254)	66.30
Forfeited	(6,230)	32.29

Outstanding - December 31	217,952	$30.38

The company uses the Black-Scholes model, as a result of the option-like features of the MSPP, to estimate the expense associated with anticipated MSPP purchases. Compensation expense is recognized over a period that will end four years after purchase. The assumptions used for the following years ended December 31 are:

	2011	2010	2009
Dividend yield	0.8%	0.9%	0.8%
Risk-free interest rate	0.12%	0.22%	0.35%
Expected life in years	0.6	0.6	0.6
Expected volatility	16%	20%	27%
Fair value	$38.25	$27.42	$28.20

Compensation expense related to this program was $5.6 million, $6.5 million and $7.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. At December 31, 2011, there were $4.7 million of total unrecognized compensation costs related to nonvested MSPP shares and units. These costs are expected to be recognized over a weighted-average period of approximately three years.

Employee Stock Purchase Plan—Under the 1998 Employee Stock Purchase Plan of C. R. Bard, Inc. (“ESPP”), domestic employees and certain foreign employees can purchase Bard stock at a 15% discount to the lesser of the market price on the beginning or ending date of the six-month periods ending June 30 and December 31 of each year. Participants may elect to make after tax payroll deductions of 1% to 10% of compensation as defined by the plan up to a maximum of $25,000 per year. The ESPP is intended to meet the requirements of Section 423 of the Internal Revenue Code of 1986, as amended. At December 31, 2011, 42,274 shares were available for purchase under the ESPP. Employee payroll deductions are for six-month periods beginning each January 1 and July 1. Shares of the company’s common stock are purchased on June 30 or December 31 or the following business day, unless either the purchase of such shares was delayed at the election of the participant or the participant’s employment was terminated. Purchased shares are restricted for sale or transfer for a six-month period. All participant funds received prior to the ESPP purchase dates are held as company liabilities without interest or other increment. No dividends are paid on employee contributions until shares are purchased.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The company values the ESPP purchases utilizing the Black-Scholes model. The weighted average assumptions used for the following years ended December 31 are:

	2011	2010	2009
Dividend yield	0.8%	0.9%	0.8%
Risk-free interest rate	0.16%	0.20%	0.30%
Expected life in years	0.5	0.5	0.5
Expected volatility	17%	20%	32%
Fair value	$19.63	$15.70	$18.74

Compensation expense related to this plan was $2.5 million, $2.1 million and $2.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. For the years ended December 31, 2011 and 2010, employees purchased 139,596 and 146,551 shares, respectively.

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

The company amended its domestic tax qualified pension plan and nonqualified excess pension deferred compensation arrangement to provide that new hires, effective January 1, 2011 or later, will no longer be eligible to participate in the company’s defined benefit plans. Beginning January 1, 2011, the company also amended its domestic defined contribution plan to provide for a new annual retirement contribution for new hires and established a nonqualified excess defined contribution deferred compensation arrangement for certain new hires. These amendments are not expected to have a material impact on the net pension cost of the company.

The company amended certain of its foreign tax qualified pension plans to provide that new hires, as of October 1, 2009 or later, will no longer be eligible to participate in the company’s defined benefit plan. The company established a defined contribution plan for certain new hires beginning October 1, 2009. This amendment did not have a material impact on the net pension cost of the company.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The change in benefit obligation, change in fair value of plan assets and funded status for the plans are as follows:

	2011	2010
(dollars in millions)
Benefit obligation - beginning	$377.0	$348.6
Service cost	26.8	25.2
Interest cost	19.0	18.9
Actuarial loss	23.8	11.5
Benefits paid	(22.2)	(20.9)
Currency/other	(2.5)	(6.3)

Benefit obligation - ending	$421.9	$377.0

Fair value of plan assets - beginning	$281.6	$239.1
Actual return on plan assets	5.4	32.3
Company contributions	32.9	33.4
Benefits paid	(22.2)	(20.9)
Currency/other	1.0	(2.3)

Fair value of plan assets - ending	$298.7	$281.6

Funded status of the plans, December 31	$(123.2)	$(95.4)

Foreign benefit plan assets at fair value included in the preceding table were $62.2 million and $56.8 million at December 31, 2011 and 2010, respectively. The foreign pension plan benefit obligations included in this table were $65.1 million and $59.2 million at December 31, 2011 and 2010, respectively. The benefit obligation for nonqualified plans also included in this table were $63.3 million and $55.6 million at December 31, 2011 and 2010, respectively. The nonqualified plans are generally not funded.

At December 31, 2011 and 2010, the accumulated benefit obligation for all pension plans was $370.6 million and $326.5 million, respectively. At December 31, 2011 and 2010, the accumulated benefit obligation for foreign pension plans was $54.2 million and $47.9 million, respectively. The accumulated benefit obligation for the nonqualified plans was $57.9 million and $50.9 million at December 31, 2011 and 2010, respectively.

For pension plans with benefit obligations in excess of plan assets at December 31, 2011 and 2010, the fair value of plan assets was $298.7 million and $281.6 million, respectively, and the benefit obligation was $421.9 million and $377.0 million, respectively. For pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2011 and 2010, the fair value of plan assets was $236.5 million and $224.8 million, respectively, and the accumulated benefit obligation was $316.4 million and $278.6 million, respectively.

Amounts recognized in accumulated other comprehensive loss at December 31 consisted of:

	2011	2010
(dollars in millions)
Net loss	$165.7	$132.3
Prior service credit	(5.4)	(2.7)

Before tax amount	$160.3	$129.6

After tax amount	$104.2	$83.1

The change in net loss in the above table included net losses of $38.9 million and net gains of $2.6 million ($25.2 million and $1.9 million after tax) arising during the years ended December 31, 2011 and 2010, respectively.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recognized in the consolidated balance sheets at December 31 consisted of:

	2011	2010
(dollars in millions)
Accrued compensation and benefits	$(3.5)	$(3.0)
Other long-term liabilities	(119.7)	(92.4)

Net amount recognized	$(123.2)	$(95.4)

The estimated net actuarial loss for pension benefits that will be amortized from accumulated other comprehensive loss into net pension cost over the next fiscal year is expected to be $10.1 million.

The components of net periodic benefit cost for the following years ended December 31 are:

	2011	2010	2009
(dollars in millions)
Service cost, net of employee contributions	$26.1	$24.6	$19.9
Interest cost	19.0	18.9	17.4
Expected return on plan assets	(23.2)	(22.0)	(20.4)
Amortization of net loss	8.4	6.9	3.1
Amortization of prior service cost	(0.2)	—	0.1

Net periodic pension cost	$30.1	$28.4	$20.1

The net pension cost attributable to foreign plans included in the above table were $3.7 million, $3.9 million and $1.2 million in 2011, 2010 and 2009, respectively.

The weighted average assumptions used in determining pension plan information for the following years ended December 31 are:

	2011	2010	2009

Net Cost
Discount rate	5.15%	5.62%	6.32%
Expected return on plan assets	7.93%	8.15%	8.10%
Rate of compensation increase	4.34%	4.35%	4.27%

Benefit Obligation
Discount rate	4.73%	5.15%	5.62%
Rate of compensation increase	3.76%	4.34%	4.35%

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

before long-term assumptions are determined. The long-term portfolio return is established based on the combination of these asset class real returns and inflation with proper consideration of the effects of diversification and rebalancing.

Plan Assets—Plan assets consist of a diversified portfolio of equity securities, fixed income securities and cash equivalents. The company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by exceeding the interest growth in plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. This consideration involves the use of long-term measures that address both return and risk and are not impacted significantly by short-term fluctuations. Equity investments include a diversified mix of growth, value and small and large capitalization securities. Investment risks and returns are measured and monitored on an ongoing basis through quarterly investment portfolio reviews.

The weighted average target asset allocations for the plans at December 31, are as follows:

	Target Allocation
	2011	2010
Asset Categories
Equity securities	61%	61%
Fixed income securities	33%	33%
Cash equivalents	6%	6%

Total	100%	100%

Due to short-term fluctuations in asset performance, allocation percentages may temporarily deviate from these target allocation percentages before a rebalancing occurs. Cash equivalents are targeted at five percent of plan assets and are used to satisfy benefit disbursement requirements and will vary throughout the year.

The following table summarizes fair value measurements of plan assets at December 31:

	Quoted prices in active markets for identical assets (Level 1)		Significant other observable inputs (Level 2)		Total(B)
	2011	2010	2011	2010	2011	2010
(dollars in millions)
Cash equivalents	$—	$—	$10.4	$7.1	$10.4	$7.1
Equity securities:
U.S. large-cap	—	—	79.1	73.3	79.1	73.3
U.S. mid-cap	25.5	26.7	—	—	25.5	26.7
U.S. small-cap	29.5	31.0	—	—	29.5	31.0
Foreign	20.0	21.4	28.9	28.6	48.9	50.0
Fixed income securities:
Diversified bond fund(A)	—	—	84.7	75.5	84.7	75.5
Foreign government bonds	—	—	7.9	6.7	7.9	6.7
Foreign corporate notes and bonds	—	—	7.5	6.7	7.5	6.7
Guaranteed insurance contracts	—	—	5.2	4.6	5.2	4.6

Total plan assets	$75.0	$79.1	$223.7	$202.5	$298.7	$281.6

(A)	Diversified bond fund consists of U.S. Treasury bonds, mortgage backed securities, and corporate bonds.
(B)	There were no assets categorized as Level 3 at December 31, 2011 and 2010, respectively.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plan assets categorized as Level 2 primarily consist of commingled funds invested in cash equivalents, equities and fixed income securities. These assets are valued using other inputs, such as net asset values provided by the fund administrators or by dealer quotes for similarly-rated instruments that are observable or that can be corroborated by observable market data for substantially the remaining term of the plan instruments.

Funding Policy and Expected Contributions—The company’s objective in funding its domestic tax-qualified plan is to accumulate funds sufficient to provide for all benefits and to satisfy the minimum contribution requirements of ERISA. Outside the United States, the company’s objective is to fund the international retirement costs over time within the limits of minimum requirements and allowable tax deductions. The company’s annual funding decisions also consider the relationship between the returns on each asset compared to the plan’s corresponding expense and consider the relationship between each tax-qualified plan’s benefit obligation and its corresponding funded status. The company expects to make discretionary contributions of approximately $30 million to its qualified plans in 2012.

The total expected benefit payments are as follows:

(dollars in millions)
2012	$26.8
2013	31.0
2014	32.1
2015	32.2
2016	34.4
2017 through 2021	187.6

Defined Contribution Retirement Plans

All domestic employees of the company not covered by a collective bargaining agreement who have been scheduled for 1,000 hours of service are eligible to participate in the company’s defined contribution plan. The amounts charged to income for this plan were $7.9 million, $9.5 million and $9.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. Outside the United States, the company maintains defined contribution plans along with small pension arrangements that are typically funded with insurance products. These arrangements had a total expense of $2.2 million, $1.9 million and $1.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. In addition, the company maintains a long-term deferred compensation arrangement for directors that allows deferral of the annual retainer and meeting fees at the director’s election. The company annually accrues for long-term compensation, which is paid out upon the director’s retirement from the board. The total 2011 expense for these arrangements was not material.

Other Postretirement Benefit Plan

The company does not provide subsidized postretirement healthcare benefits and life insurance coverage except for a limited number of former employees. As this plan is unfunded, contributions are made as benefits are incurred.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The change in the benefit obligation is as follows:

	2011	2010
(dollars in millions)
Benefit obligation at January 1	$9.4	$9.5
Interest cost	0.4	0.5
Participant contributions	—	0.1
Actuarial loss	0.2	0.2
Benefits paid	(0.8)	(0.9)

Benefit obligation at December 31	$9.2	$9.4

Amounts recognized in accumulated other comprehensive loss are $3.4 million ($2.1 million after tax) in each of the years ended December 31, 2011 and 2010.

The estimated net actuarial loss for other postretirement benefits that will be amortized from accumulated other comprehensive loss into net benefit cost over the next fiscal year is expected to be $0.2 million.

The net periodic benefit cost was $0.6 million, $0.7 million and $0.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

13. Other (Income) Expense, Net

The components of other (income) expense, net, for the following years ended December 31 are:

	2011	2010	2009
(dollars in millions)
Interest income	$(3.5)	$(3.7)	$(3.6)
Foreign exchange losses (gains)	2.0	(0.7)	(1.5)
Legal settlements and commitments	246.5	—	—
Impairment charges for bonds	11.5	—	—
Restructuring	7.8	16.7	15.4
Asset dispositions	—	—	7.2
Insurance settlements, net	—	—	7.0
Acquisition related items	4.4	9.3	3.2
Other, net	3.2	3.0	2.8

Total other (income) expense, net	$271.9	$24.6	$30.5

Legal settlements and commitments—In 2011, the amount reflected the estimated costs of settling all Hernia Product Claims (other than the putative class action lawsuits), including costs to administer the settlements, and the charge associated with the preliminary agreement to resolve claims with respect to the Brachytherapy Matter (see Note 10 of the notes to consolidated financial statements). The amount also reflected certain other legal settlements and commitments.

Impairment charges for bonds—See Note 6 of the notes to consolidated financial statements.

Restructuring—See Note 3 of the notes to consolidated financial statements.

Asset dispositions—In 2009, the amount reflected non-cash charges for asset write-offs primarily related to the company’s decision to discontinue a hernia repair xenograft device.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Insurance settlements, net—In 2009, the amount reflected a charge for an insurance settlement, partially offset by an unrelated insurance recovery. See Note 10 of the notes to consolidated financial statements.

Acquisition related items—The amounts consist of acquisition related integration costs. See Note 2 of the notes to consolidated financial statements.

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

(dollars in millions)	2011	2010	2009
Net sales
United States	$1,956.0	$1,889.0	$1,759.2
Europe	514.1	474.8	471.7
Japan	142.8	131.9	126.5
Other	283.5	224.5	177.5

	$2,896.4	$2,720.2	$2,534.9

Long-lived assets
United States	$390.8	$362.0	$339.7
Europe	52.5	43.1	55.4
Other	14.2	11.0	8.8

	$457.5	$416.1	$403.9

Total net sales by disease state for the following years ended December 31 are:

	2011	2010	2009
(dollars in millions)
Vascular	$842.4	$755.9	$681.5
Urology	734.8	718.1	700.3
Oncology	779.5	724.8	678.7
Surgical Specialties	450.0	434.6	387.8
Other	89.7	86.8	86.6

	$2,896.4	$2,720.2	$2,534.9

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Unaudited Interim Financial Information

2011	1st Qtr	2nd Qtr		3rd Qtr	4th Qtr	Year
(dollars in millions except per share amounts)
Net sales	$700.3	$725.0		$719.2	$751.9	$2,896.4
Cost of goods sold	264.8	275.5		274.9	282.1	1,097.3
Income from operations before income taxes	184.0	2.7		182.1	142.0	510.8
Net income (loss) attributable to common shareholders	131.9	(47.8)		130.1	113.8	328.0
Basic earnings (loss) per share available to common shareholders(A)	1.52	(0.55)		1.48	1.31	3.75
Diluted earnings (loss) per share available to common shareholders(A)	1.49	(0.55	)(B)	1.46	1.30	3.69

(A)	Total per share amounts may not add due to rounding.
(B)

Common share equivalents primarily from share-based compensation plans were not included in the computation of diluted weighted average shares outstanding because their effect would have been antidilutive.

For the first quarter 2011, research and development expense included an acquisition related item consisting of an IPR&D charge of $3.0 million. This item decreased net income attributable to common shareholders by $1.9 million after tax, or $0.02 diluted earnings per share available to common shareholders.

For the second quarter 2011, other (income) expense, net, included charges for legal settlements and commitments of $195.5 million and a reversal of $1.1 million of restructuring costs. These items increased net loss attributable to common shareholders by $188.7 million after tax, or $2.09 diluted loss per share available to common shareholders.

For the third quarter 2011, other (income) expense, net, included a net restructuring charge of $10.0 million and a charge for the impairment of Greek bonds of $7.0 million. The income tax provision decreased $1.1 million due to an audit settlement. These items decreased net income attributable to common shareholders by $12.6 million after tax, or $0.14 diluted earnings per share available to common shareholders.

For the fourth quarter 2011, marketing, selling and administrative expenses included acquisition related items consisting of transaction costs (primarily legal and valuation costs) of $3.8 million. Other (income) expense, net, included a charge for a legal settlement of $51.0, acquisition related integration costs of $4.1 million, a charge for the impairment of Greek bonds of $4.5 million, and a net reversal of $1.1 million of restructuring costs. The income tax provision decreased $16.5 million due to audit settlements. These items decreased net income attributable to common shareholders by $34.8 million after tax, or $0.40 diluted earnings per share available to common shareholders.

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

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of December 31, 2011. Based upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2011, the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to accomplish their objectives at the reasonable assurance level. There have been no changes in internal control over financial reporting for the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting is included in Item 8 and is incorporated herein by reference.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to Directors of the company is incorporated herein by reference to the material contained under the heading “Proposal No. 1 — Election of Directors” in the company’s definitive Proxy Statement for its 2012 annual meeting of shareholders (the “2012 Proxy Statement”).

Information with respect to Executive Officers of the company begins on page I-15 of this filing and is incorporated by reference into this Item.

The information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the company’s 2012 Proxy Statement is incorporated herein by reference.

The information contained under the caption “Corporate Governance — The Board of Directors and Committees of the Board” in the company’s 2012 Proxy Statement is incorporated herein by reference.

Code of Ethics

The company has adopted, and has posted on its website at www.crbard.com, a Business Ethics Policy, which includes a Code of Ethics for Senior Financial Officers that applies to the company’s chief executive officer, chief financial officer and controller. To the extent required, the company intends to disclose any amendments to, or waivers from, the Code of Ethics on its website.

Item 11. Executive Compensation

The information contained under the captions “Executive Officer Compensation,” “Director Compensation,” “Corporate Governance — The Board of Directors and Committees of the Board — Compensation Committee — Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the company’s 2012 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the captions “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and “Equity Compensation Plan Information” in the company’s 2012 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under the captions “Related Person Transactions” and “Corporate Governance — Director Independence” in the company’s 2012 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information contained under the caption “Proposal No. 2 — Ratification of the Appointment of KPMG LLP as Independent Registered Public Accounting Firm” in the company’s 2012 Proxy Statement is incorporated herein by reference.

III-1

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)

l. Financial Statements. See Index to Consolidated Financial Statements at Item 8, page II-19 of this report.

2. Financial Statement Schedules.

Schedule II. Valuation and Qualifying Accounts for the years ended December 31, 2011, 2010 and 2009.

(dollars in millions)	Balance Beginning of Year	Charges to Costs and Expenses	Deductions(1)	Balance End of Year
Year Ended December 31, 2011
Allowance for inventory obsolescence	$26.5	$14.7	$(13.8)	$27.4
Allowance for doubtful accounts	10.5	3.7	(4.2)	10.0

Totals	$37.0	$18.4	$(18.0)	$37.4

	Balance Beginning of Year	Charges to Costs and Expenses	Deductions(1)	Balance End of Year
Year Ended December 31, 2010
Allowance for inventory obsolescence	$26.4	$17.9	$(17.8)	$26.5
Allowance for doubtful accounts	9.7	4.0	(3.2)	10.5

Totals	$36.1	$21.9	$(21.0)	$37.0

	Balance Beginning of Year	Charges to Costs and Expenses	Deductions(1)	Balance End of Year
Year Ended December 31, 2009
Allowance for inventory obsolescence	$22.7	$16.1	$(12.4)	$26.4
Allowance for doubtful accounts	10.4	1.3	(2.0)	9.7

Totals	$33.1	$17.4	$(14.4)	$36.1

(1)	Includes writeoffs and the impact of foreign currency exchange rates.

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

Number
3b	Registrant’s Bylaws amended as of December 10, 2004, filed as Exhibit 3b to the company’s December 31, 2004 Annual Report on Form 10-K, is incorporated herein by reference.

3c	Registrant’s Restated Certificate of Incorporation, as amended, as of June 11, 2008, filed as Exhibit 3c to the company’s June 16, 2008 Form 8-K, is incorporated herein by reference.

4b	Form of Indenture, dated as of December 1, 1996 between C. R. Bard, Inc. and The Chase Manhattan Bank, N.A., as trustee, filed as Exhibit 4.1 to the company’s Registration Statement on Form S-3, File No. 333-05997, is incorporated herein by reference.

4c	Indenture, dated December 20, 2010, between C. R. Bard, Inc. and Wells Fargo Bank, National Association, as Trustee filed as Exhibit 4.1 to the company’s December 20, 2010 Form 8-K, is incorporated herein by reference.

4d	First Supplemental Indenture, dated December 20, 2010, between C. R. Bard, Inc. and Wells Fargo Bank, National Association, as Trustee filed as Exhibit 4.2 to the company’s December 20, 2010 Form 8-K, is incorporated herein by reference.

4e	Form of 2.875% Notes due 2016, filed as Exhibit 4.3 to the company’s December 20, 2010 Form 8-K (included as Exhibit A in Exhibit 4.2 to the company’s December 20, 2010 Form 8-K), is incorporated herein by reference.

4f	Form of 4.400% Notes due 2021, filed as Exhibit 4.4 to the company’s December 20, 2010 Form 8-K (included as Exhibit B in Exhibit 4.2 to the company’s December 20, 2010 Form 8-K), is incorporated herein by reference.

10f*	C. R. Bard, Inc. Agreement and Plans Trust amended and restated as of September 29, 2004, filed as Exhibit 10f to the company’s December 31, 2004 Annual Report on Form 10-K, is incorporated herein by reference.

10l*	C. R. Bard, Inc. Supplemental Executive Retirement Plan, as of July 13, 1988, filed as Exhibit 10p to the company’s December 31, 1993 Annual Report on Form 10-K, is incorporated herein by reference.

10q*	1993 Long Term Incentive Plan of C. R. Bard, Inc., as amended effective October 9, 2002, filed as Exhibit 10q to the company’s September 30, 2002 Form 10-Q, is incorporated herein by reference.

10z*	C. R. Bard, Inc. Management Stock Purchase Plan, amended and restated as of July 10, 2002, filed as Exhibit 10z to the company’s December 31, 2002 Annual Report on Form 10-K, is incorporated herein by reference.

10at*	Letter agreement entered into by the company with John H. Weiland dated December 12, 1995, filed as Exhibit 10at to the company’s December 31, 2004 Annual Report on Form 10-K, is incorporated herein by reference.

10ba*	Form of Stock Option Agreement under the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc., filed as Exhibit 10ba to the company’s June 30, 2005 Form 10-Q, is incorporated herein by reference.

Number

10bb*	Stock Equivalent Plan for Outside Directors of C. R. Bard, Inc. (as Amended and Restated), effective as of December 14, 2011.**

10bd*	Form of Restricted Stock Award Agreement under the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc., filed as Exhibit 10bd to the company’s September 30, 2005 Form 10-Q, is incorporated herein by reference.

10be*	Form of Supplemental Insurance/Retirement Plan Agreement (as Amended and Restated) between the company and its executive officers, including each of its named executive officers, filed as Exhibit 10be to the company’s September 30, 2005 Form 10-Q, is incorporated herein by reference.

10bf*	Form of Amended and Restated Change of Control Agreement between the company and its executive officers, including each of its named executive officers, filed as Exhibit 10bf to the company’s September 30, 2005 Form 10-Q, is incorporated herein by reference.

10bj*	2005 Directors’ Stock Award Plan of C. R. Bard, Inc. (as Amended and Restated), filed as Exhibit 10bj to the company’s March 31, 2006 Form 10-Q, is incorporated herein by reference.

10bk*	1998 Employee Stock Purchase Plan of C. R. Bard, Inc. (as Amended and Restated), filed as Exhibit 10bk to the company’s March 31, 2006 Form 10-Q, is incorporated herein by reference.

10bp*	Management Stock Purchase Program Elective and Premium Share Units Terms and Conditions (as Amended and Restated), under the company’s 2003 Long Term Incentive Plan, filed as Exhibit 10bp to the company’s December 31, 2007 Annual Report on Form 10-K, is incorporated herein by reference.

10bq*	Form of Deferred Compensation Contract, Deferral of Directors’ Fees of C. R. Bard, Inc. (as Amended and Restated) filed as Exhibit 10bq of the company’s December 31, 2007 Annual Report on Form 10-K, is incorporated herein by reference.

10bt*	Form of Aircraft Time Sharing Agreement between the company and certain of its named executive officers, filed as Exhibit 10bt to the company’s September 30, 2008 Form 10-Q, is incorporated herein by reference.

10bu*	Executive Bonus Plan of C. R. Bard, Inc., effective as of January 1, 2009, filed as Exhibit 10bu to the company’s December 31, 2008 Annual Report on Form 10-K, is incorporated herein by reference.

10bv*	2003 Long Term Incentive Plan of C. R. Bard, Inc. (as Amended and Restated), filed as Exhibit 10bw to the company’s April 21, 2010 Form 8-K, is incorporated herein by reference.

10bw*	2005 Directors’ Stock Award Plan of C. R. Bard, Inc. (as Amended and Restated) (effective as of December 8, 2010), filed as Exhibit 10bw to the company’s December 31, 2010 Annual Report on Form 10-K, is incorporated herein by reference.

10bx*	Executive Choice Plan of C. R. Bard, Inc., filed as Exhibit 10bx to the company’s December 31, 2010 Annual Report on Form 10-K, is incorporated herein by reference.

10by*	Form of Stock Option Award Certificate and Form of Stock Option Terms and Conditions under the Company’s 2003 Long Term Incentive Plan, filed as Exhibit 10by to the company’s December 31, 2010 Annual Report on Form 10-K, is incorporated herein by reference.

Number

10bz*	Form of Restricted Stock Award Certificate and Form of Restricted Stock/Restricted Stock Units Terms and Conditions under the Company’s 2003 Long Term Incentive Plan, filed as Exhibit 10bz to the company’s December 31, 2010 Annual Report on Form 10-K, is incorporated herein by reference.

10ca*	Form of Change of Control Agreement between the company and certain of its officers, filed as Exhibit 10ca to the company’s December 31, 2010 Annual Report on Form 10-K, is incorporated herein by reference.

10cb	Master confirmation agreement with Goldman, Sachs & Co., dated as of December 15, 2010, between Goldman, Sachs & Co. and C. R. Bard, Inc., filed as Exhibit 10cb to the company’s December 31, 2010 Annual Report on Form 10-K, is incorporated herein by reference.***

10cc	Supplemental confirmation agreement, dated as of December 15, 2010, between Goldman, Sachs & Co. and C. R. Bard, Inc., filed as Exhibit 10cc to the company’s December 31, 2010 Annual Report on Form 10-K, is incorporated herein by reference.***

10cd*	Agreement between Todd C. Schermerhorn and C. R. Bard, Inc. dated as of July 28, 2011, filed as Exhibit 10cd to the company’s September 30, 2011 Form 10-Q, is incorporated herein by reference.

10ce	Credit Agreement dated as of October 12, 2011, among C. R. Bard, Inc., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (as Joint Lead Arrangers and Joint Bookrunners), JPMorgan Chase Bank, N.A. (as Administrative Agent), Bank of America, N.A. (as Syndication Agent) and Barclays Bank PLC, Goldman Sachs Bank USA, Wells Fargo Bank, National Association and Royal Bank of Canada (each as Documentation Agents), filed as Exhibit 10ce to the company’s September 30, 2011 Form 10-Q, is incorporated herein by reference.

10cf	Cooperation Agreement, dated January 20, 2012, by and among C. R. Bard, Inc., ValueAct Capital Master Fund, L.P., VA Partners I, LLC, ValueAct Capital Management, L.P., ValueAct Capital Management, LLC and G. Mason Morfit, filed as Exhibit 10cf to the company’s January 20, 2012 Form 8-K, is incorporated herein by reference.

10cg*	Form of Restricted Stock Units Award Certificate and Form of Restricted Stock Units Terms and Conditions under the Company’s 2003 Long Term Incentive Plan.**

12.1	Computation of Ratio of Earnings to Fixed Charges**

21	Subsidiaries of the Registrant**

23.1	Consent of Independent Registered Public Accounting Firm**

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer**

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer**

32.1	Section 1350 Certification of Chief Executive Officer**

32.2	Section 1350 Certification of Chief Financial Officer**

99	Form of indemnity agreement between the company and each of its directors and officers, filed as Exhibit 99 to the company’s December 31, 1993 Annual Report on Form 10-K, is incorporated herein by reference.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Number

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Each of these exhibits constitutes a management contract or a compensatory plan or arrangement.

**	Filed herewith.

***	An application for confidential treatment for selected portions of these agreements was granted by the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C. R. BARD, INC. (Registrant)

Date: February 23, 2012	By:	/S/ TODD C. SCHERMERHORN
Todd C. Schermerhorn
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ TIMOTHY M. RING Timothy M. Ring	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2012

/S/ JOHN H. WEILAND John H. Weiland	President and Chief Operating Officer and Director	February 23, 2012

/S/ TODD C. SCHERMERHORN Todd C. Schermerhorn	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2012

/S/ FRANK LUPISELLA JR. Frank Lupisella Jr.	Vice President and Controller (Principal Accounting Officer)	February 23, 2012

/S/ DAVID M. BARRETT David M. Barrett	Director	February 23, 2012

/S/ MARC C. BRESLAWSKY Marc C. Breslawsky	Director	February 23, 2012

/S/ HERBERT L. HENKEL Herbert L. Henkel	Director	February 23, 2012

/S/ JOHN C. KELLY John C. Kelly	Director	February 23, 2012

/S/ THEODORE E. MARTIN Theodore E. Martin	Director	February 23, 2012

/S/ G. MASON MORFIT G. Mason Morfit	Director	February 23, 2012

/S/ GAIL K. NAUGHTON Gail K. Naughton	Director	February 23, 2012

/S/ TOMMY G. THOMPSON Tommy G. Thompson	Director	February 23, 2012

/S/ ANTHONY WELTERS Anthony Welters	Director	February 23, 2012

/S/ TONY L. WHITE Tony L. White	Director	February 23, 2012