Form 10-Q
period 2012-03-31
BARD C R INC /NJ/
filed 2012-04-25
CIK 9892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2012
Common Stock - $0.25 par value	83,927,711

C. R. BARD, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands except per share amounts, unaudited)

	Three Months Ended March 31,
	2012	2011
Net sales	$730,000	$700,300

Costs and expenses:
Cost of goods sold	279,400	264,800
Marketing, selling and administrative expense	202,300	194,300
Research and development expense	48,200	48,000
Interest expense	9,500	9,100
Other (income) expense, net	(800)	100

Total costs and expenses	538,600	516,300

Income from operations before income taxes	191,400	184,000

Income tax provision	52,700	52,100

Net income	$138,700	$131,900

Basic earnings per share available to common shareholders	$1.62	$1.52

Diluted earnings per share available to common shareholders	$1.60	$1.49

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands, unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$138,700	$131,900
Other comprehensive income, net of tax (Note 10)	8,700	29,300

Comprehensive income	$147,400	$161,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands except share and per share amounts, unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$674,600	$596,400
Restricted cash	129,800	147,100
Accounts receivable, less allowances of $12,100 and $10,000, respectively	505,300	488,900
Inventories	323,900	319,200
Short-term deferred tax assets	54,600	61,200
Other current assets	58,000	73,100

Total current assets	1,746,200	1,685,900

Property, plant and equipment, at cost	643,700	627,500
Less accumulated depreciation and amortization	282,300	272,100

Net property, plant and equipment	361,400	355,400
Goodwill	914,300	916,700
Core technologies, net	485,700	498,700
Other intangible assets, net	349,600	352,600
Deferred tax assets	15,200	19,700
Other assets	81,600	102,100

Total assets	$3,954,000	$3,931,100

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities
Short-term borrowings	$330,500	$304,500
Accounts payable	77,200	86,400
Accrued expenses	320,200	380,400
Accrued compensation and benefits	83,600	124,400
Income taxes payable	16,200	8,400

Total current liabilities	827,700	904,100

Long-term debt	908,700	908,700
Other long-term liabilities	330,100	319,600
Deferred income taxes	15,500	16,500
Commitments and contingencies	—	—
Shareholders’ investment:
Preferred stock, $1 par value, authorized 5,000,000 shares; none issued	—	—
Common stock, $0.25 par value, authorized 600,000,000 shares; issued and outstanding 83,927,711 shares at March 31, 2012 and 84,543,338 shares at December 31, 2011	21,000	21,200
Capital in excess of par value	1,399,900	1,349,800
Retained earnings	509,000	477,800
Accumulated other comprehensive loss	(57,900)	(66,600)

Total shareholders’ investment	1,872,000	1,782,200

Total liabilities and shareholders’ investment	$3,954,000	$3,931,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$138,700	$131,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,400	28,200
Acquired in-process research and development	—	3,000
Deferred income taxes	6,800	(2,300)
Share-based compensation	13,900	14,100
Inventory reserves and provision for doubtful accounts	5,300	2,100
Other items	(3,900)	500
Changes in assets and liabilities:
Accounts receivable	3,500	(3,500)
Inventories	(6,800)	(14,400)
Current liabilities	(55,100)	(13,000)
Taxes	17,800	24,100
Other, net	12,100	7,000

Net cash provided by operating activities	165,700	177,700

Cash flows from investing activities:
Capital expenditures	(19,600)	(16,300)
Change in restricted cash	17,300	—
Payments made for intangibles	(1,900)	(3,400)
Other	6,900	—

Net cash provided by (used in) investing activities	2,700	(19,700)

Cash flows from financing activities:
Change in short-term borrowings, net	26,000	(80,500)
Proceeds from exercises under share-based compensation plans, net	19,100	31,300
Excess tax benefit relating to share-based compensation plans	5,000	5,600
Purchases of common stock	(122,200)	—
Dividends paid	(16,500)	(15,500)
Other	(4,900)	(1,200)

Net cash used in financing activities	(93,500)	(60,300)

Effect of exchange rate changes on cash and cash equivalents	3,300	9,200

Increase in cash and cash equivalents during the period	78,200	106,900

Balance at January 1	596,400	641,400

Balance at March 31	$674,600	$748,300

Supplemental cash flow information
Cash paid for:
Interest	$12,900	$400
Income taxes	23,100	24,600

Non-cash transactions:
Receipt of foreign government bonds	—	16,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of C. R. Bard, Inc. and its subsidiaries (the “company” or “Bard”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in Bard’s 2011 Annual Report on Form 10-K. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in the financial statements in Bard’s 2011 Annual Report on Form 10-K. The preparation of these financial statements requires the company to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities at the date of the financial statements. These financial statements include all normal and recurring adjustments necessary for a fair presentation. The accounts of most foreign subsidiaries are consolidated as of and for the quarters ended February 29, 2012 and February 28, 2011 and as of November 30, 2011. No events occurred related to these foreign subsidiaries during the months of March 2012, March 2011 or December 2011 that materially affected the financial position or results of operations of the company. The results for the interim periods presented are not necessarily indicative of the results expected for the year.

2. Restructuring

During the second half of 2011, the company initiated certain restructuring actions in order to improve its overall cost structure and enhance operational effectiveness. These actions included the realignment of certain sales functions in the United States. At March 31, 2012, the remaining liability related to these restructuring actions was $4.1 million, which reflects cash payments made in 2012 of $3.3 million. The company expects activities under these actions to be substantially complete by the end of 2012.

3. Earnings per Common Share

Earnings per share (“EPS”) is computed under the two-class method using the following common share information:

	Three Months Ended March 31,
	2012	2011
(dollars and shares in millions)
EPS Numerator:
Net income	$138.7	$131.9
Less: Income allocated to participating securities	2.7	2.6

Net income available to common shareholders	$136.0	$129.3

EPS Denominator:
Weighted average common shares outstanding	84.1	85.3
Dilutive common share equivalents from share-based compensation plans	1.0	1.7

Weighted average common and common equivalent shares outstanding, assuming dilution	85.1	87.0

4. Income Taxes

The effective tax rate for both quarters ended March 31, 2012 and 2011 was approximately 28%. At March 31, 2012, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was $44.6 million (of which $35.3 million would impact the effective tax rate, if recognized) plus $5.2 million of

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accrued interest. At December 31, 2011, the liability for unrecognized tax benefits was $45.0 million plus $5.0 million of accrued interest. Depending upon open tax examinations and/or the expiration of applicable statutes of limitation, the company believes it is reasonably possible that the total amount of unrecognized tax benefits may decrease by up to $4.5 million within the next 12 months.

5. Financial Instruments

Foreign Exchange Derivative Instruments

The company enters into readily marketable forward and option contracts with financial institutions to help reduce its exposure to foreign currency exchange rate fluctuations. These contracts limit volatility because gains and losses associated with foreign currency exchange rate movements are generally offset by movements in the underlying hedged item. The notional value of the company’s forward currency and option currency contracts was $108.7 million and $205.2 million at March 31, 2012 and December 31, 2011, respectively. For further discussion regarding the company’s use of derivative instruments, see Note 1 of the consolidated financial statements in Bard’s 2011 Annual Report on Form 10-K.

Interest Rate Derivative Instrument

The company’s outstanding interest rate swap contract effectively converts its 2.875% fixed-rate notes due 2016 to a floating-rate instrument. The notional value of the company’s interest rate swap contract is $250.0 million.

The location and fair value of derivative instruments segregated between those derivatives that are designated as hedging instruments and those that are not designated as hedging instruments recognized in the condensed consolidated balance sheets are as follows:

	Balance Sheet Location	Fair Value of Derivatives
Derivatives Designated as Hedging Instruments		March 31, 2012	December 31, 2011
(dollars in millions)
Forward currency contracts	Other current assets	$1.1	$1.5
Option currency contracts	Other current assets	3.0	4.3
Interest rate swap contract	Other assets	12.0	12.1

		$16.1	$17.9

Forward currency contracts	Accrued expenses	$1.8	$6.4

		$1.8	$6.4

Derivatives Not Designated as Hedging Instruments
(dollars in millions)
Forward currency contracts	Other current assets	$—	$3.8

		$—	$3.8

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The location and amounts of gains and losses on derivative instruments designated as cash flow hedges and the impact on shareholders’ investment are as follows:

	Gain/(Loss) Recognized in Other Comprehensive Income		Location of Gain/(Loss) Reclassified from Accumulated Other Comp. Loss to Income	Gain/(Loss) Reclassified from Accumulated Other Comp. Loss to Income
	Three Months Ended March 31,			Three Months Ended March 31,
	2012	2011		2012		2011
(dollars in millions)
Forward currency contracts	$2.6	$0.1	Costs of goods sold	$0.3		$0.6
Option currency contracts	(0.3)	(0.6)	Costs of goods sold	0.3		—

	$2.3	$(0.5)		$0.6	(A)	$0.6	(A)

(A)	The tax effect of the amount reclassified from accumulated other comprehensive loss to income was $0.2 million and $0.3 million at March 31, 2012 and 2011, respectively.

The location and amounts of gains and losses on the derivative instrument designated as a fair value hedge for the three months ended March 31, are as follows:

	Income Statement Location	Loss Recognized on Swap		Gain Recognized on Long-Term Debt
		2012	2011	2012	2011
(dollars in millions)
Interest rate swap contract	Interest expense	$(0.1)	$(1.7)	$0.1	$1.7

The location and amounts of gains and losses on derivative instruments not designated as hedging instruments for the three months ended March 31, are as follows:

	Income Statement Location	Gain Recognized in Earnings
		2012	2011
(dollars in millions)
Forward currency contracts(A)	Other (income) expense, net	$3.0	$1.9

(A)	These derivative contracts mitigate changes in the value of remeasured foreign currency denominated intercompany loans attributable to changes in foreign currency exchange rates.

Financial Instruments Measured at Fair Value on a Recurring Basis

Fair value is defined as the exit price that would be received to sell an asset or paid to transfer a liability. Fair value is a market-based measurement that should be determined using assumptions that market participants would use in pricing an asset or liability. The fair value guidance establishes a three-level hierarchy which maximizes the use of observable inputs and minimizes the use of unobservable inputs used in measuring fair value. The levels within the hierarchy range from Level 1 having observable inputs to Level 3 having unobservable inputs.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes financial instrument assets and (liabilities) measured at fair value on a recurring basis:

	March 31, 2012	December 31, 2011
(dollars in millions)
Greek government bonds	$3.5	$3.6
Forward currency contracts	(0.7)	(1.1)
Option currency contracts	3.0	4.3
Interest rate swap contract	12.0	12.1

The fair values were measured using significant other observable inputs and valued by reference to similar financial instruments, adjusted for restrictions and other terms specific to each instrument. All of these financial instruments are categorized as Level 2 under the fair value hierarchy.

Financial Instruments not Measured at Fair Value

The fair value of commercial paper borrowings of $330.5 million and $304.5 million at March 31, 2012 and December 31, 2011, respectively, approximated carrying value. The company maintains a $600 million five-year committed syndicated bank credit facility that expires in October 2016. The credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The facility includes pricing based on the company’s long-term credit rating and includes a financial covenant that limits the amount of total debt to total capitalization.

The estimated fair value of long-term debt including the effect of the related interest rate swap contract was approximately $1.0 billion at both periods ended March 31, 2012 and December 31, 2011. The fair value was estimated using dealer quotes for similarly-rated debt instruments over the remaining contractual term of the company’s obligation. Long-term debt is categorized as Level 2 under the fair value hierarchy.

Concentration Risk

Accounts receivable balances include sales to government-supported healthcare systems outside the United States. The company continues to monitor sovereign debt issues and economic conditions in Europe and evaluates accounts receivable in certain countries for potential collection risks. Deteriorating economic conditions, and other factors in these countries have resulted in, and may continue to result in, an increase in the average length of time that it takes to collect these accounts receivable and may require the company to re-evaluate the collectability of these receivables in future periods. The company is experiencing significant delays in the collection of accounts receivable associated with the national healthcare systems in Spain, Italy, Greece and Portugal. At March 31, 2012, the company’s accounts receivable, net of allowances, from the national healthcare systems in these countries and amounts past due greater than 365 days are as follows:

	Accounts receivable, net	Greater than 365 days past due
(dollars in millions)
Spain	$37.9	$13.3
Italy	30.6	4.3
Greece	9.9	3.2
Portugal	5.3	1.6

	$83.7	$22.4

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2012, the Greek government approved a private sector bond exchange program for holders of Greek public debt, including those bonds held by the company. As a result, the company’s bonds were exchanged for a combination of new Greek government bonds, notes issued by the European Financial Stability Facility and detachable warrants linked to contingent growth performance targets. The bonds and notes are interest-bearing and have maturities of up to thirty years. These bonds and notes are classified as available-for-sale investments and reported at fair value.

6. Inventories

Inventories consisted of:

	March 31, 2012	December 31, 2011
(dollars in millions)
Finished goods	$191.7	$189.9
Work in process	22.9	21.3
Raw materials	109.3	108.0

	$323.9	$319.2

7. Contingencies

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

Product Liability Matters

As of April 19, 2012, approximately 1,930 federal and 1,460 state lawsuits involving individual claims by approximately 3,540 plaintiffs, as well as two putative class actions in the United States and four putative class actions in various Canadian provinces, have been filed or asserted against the company with respect to its Composix® Kugel® and certain other hernia repair implant products (collectively, the “Hernia Product Claims”). One of the U.S. class action lawsuits consolidates ten previously-filed U.S. class action lawsuits. The putative class actions, none of which has been certified, seek (i) medical monitoring, (ii) compensatory damages, (iii) punitive damages, (iv) a judicial finding of defect and causation and/or (v) attorneys’ fees. Approximately 1,440 of the state lawsuits, involving individual claims by a substantially equivalent number of plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions. The Hernia Product Claims also generally seek damages for personal injury resulting from use of the products. The company voluntarily recalled certain sizes and lots of the Composix® Kugel® products beginning in December 2005.

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

As of April 19, 2012, product liability lawsuits involving individual claims by approximately 650 plaintiffs have been filed or asserted against the company in various federal and state jurisdictions alleging personal injuries associated with the use of certain of the company’s surgical continence products for women, principally its Avaulta® line of products (collectively, the “Women’s Health Product Claims”). The Women’s Health Product Claims generally seek damages for personal injury resulting from use of the products. With respect to certain of these claims, the company believes that one of its suppliers has an obligation to defend and indemnify the company. In February 2012, the JPML expanded the scope of and renamed the MDL pending in the United States District Court for the Southern District of West Virginia to include lawsuits involving all women’s surgical continence products that are manufactured or distributed by the company. In total, approximately 510 of the Women’s Health Product Claims are pending in federal courts and have been or will be transferred to the MDL in West Virginia, with the remainder of the Women’s Health Product Claims in other jurisdictions. The company expects the first trial of a Women’s Health Product Claim to take place in the second quarter of 2012. While the company intends to vigorously defend the Women’s Health Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

As of April 19, 2012, product liability lawsuits involving individual claims by approximately 60 plaintiffs have been filed or asserted against the company in various federal and state jurisdictions alleging personal injuries associated with the use of the company’s vena cava filter products. In addition, a putative class action lawsuit has been filed against the company in California state court on behalf of plaintiffs who are alleged to have no present injury (all lawsuits, collectively, the “Filter Product Claims”). The putative class action, which has not been certified, seeks: (i) medical monitoring; (ii) punitive damages; (iii) a judicial finding of defect and causation; and/or (iv) attorneys’ fees. The company expects certain trials of Filter Product Claims to take place over the next 12 months, with the first trial scheduled to take place in the second quarter of 2012. While the company intends to vigorously defend the Filter Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

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

The company believes that many settlements and judgments, as well as legal defense costs, relating to product liability matters are or may be covered in whole or in part under its product liability insurance policies with a limited number of insurance carriers. In certain circumstances, insurance carriers reserve their rights with respect to coverage, or contest or deny coverage, as has occurred with respect to certain claims. When this occurs, the company intends to vigorously contest disputes with respect to its insurance coverage and to enforce its rights under the terms of its insurance policies, and accordingly, will record receivables with respect to amounts due under these policies, when recovery is probable. Amounts recovered under the company’s product liability insurance policies may be less than the stated coverage limits and may not be adequate to cover damages and/or costs relating to claims. In addition, there is no guarantee that insurers will pay claims or that coverage will otherwise be available.

In connection with the Hernia Product Claims, the company is in dispute with one of its excess insurance carriers relating to an aggregate of $25 million of insurance coverage. Regardless of the outcome of this dispute, the company’s insurance coverage with respect to the Hernia Product Claims has been depleted.

Other Legal Matters

In November 2006, the company received a subpoena issued by the U.S. Department of Health and Human Services, Office of Inspector General (“OIG”), under the authority of the federal healthcare fraud and false claims statutes, seeking documents related to the company’s brachytherapy business (the “Brachytherapy Matter”). On January 27, 2012, the company announced that it had reached a preliminary agreement with the civil and criminal divisions of the United States Attorney’s Office for the Northern District of Georgia to resolve claims with respect to the Brachytherapy Matter. In connection with this preliminary agreement, the company recorded to other (income) expense, net, a charge of approximately $51.0 million ($40.8 million after tax) in the fourth quarter of 2011. The ultimate settlement of this matter is subject to the negotiation and execution of definitive agreements, which will likely include civil settlement and non-prosecution agreements, and a corporate integrity agreement with the OIG. If the definitive agreements are not finalized, the eventual costs related to this matter could be materially different than the previously recorded charge and the company cannot give any assurances that this matter will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

In December 2007, a U.S. District Court jury in Arizona found that certain of W.L. Gore & Associates Inc.’s (“Gore”) ePTFE vascular grafts and stent-grafts infringe the company’s patent number 6,436,135. The jury upheld the validity of the patent and awarded the company $185 million in past damages. The jury also found that Gore willfully infringed the patent. In a second phase of the trial, the District Court ruled that Gore failed to prove that the patent is unenforceable due to inequitable conduct. In March 2009, the District Court doubled the jury award to approximately $371 million for damages through June 2007. The District Court also awarded the company attorneys’ fees of $19 million and prejudgment interest of approximately $20 million. In addition, the District Court denied Gore’s remaining motions, including its motions for a new trial and to set aside the jury’s verdict. In July 2010, the District Court awarded the company approximately $109 million in additional damages for the period from July 2007 through March 2009. Gore has deposited or secured the foregoing amounts with the District Court. The District Court also assessed a royalty rate of between 12.5% and 20%, depending on the

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

product, that will be used to calculate damages for Gore’s infringing sales from April 2009 through the expiration of the patent. Gore has made additional deposits with the District Court of approximately $332 million, representing Gore’s calculation of royalties for its infringing sales through December 2011. Gore appealed this matter to the Court of Appeals for the Federal Circuit (the “Court of Appeals”), which on February 10, 2012 affirmed the decision of the District Court. Gore filed a petition with the Court of Appeals for a rehearing of its appeal. This matter is still pending. Because the company considers this matter a gain contingency, no amounts have been recorded. Even if the company is ultimately successful in this lawsuit, it cannot give any assurances that royalties for Gore’s future infringing sales will remain at or near historic levels.

The company is subject to numerous federal, state, local and foreign environmental protection laws governing, among other things, the generation, storage, use and transportation of hazardous materials and emissions or discharges into the ground, air or water. The company is or may become a party to proceedings brought under various federal laws including the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), commonly known as Superfund, the Resource Conservation and Recovery Act, the Clean Water Act, the Clean Air Act and similar state or foreign laws. These proceedings seek to require the owners or operators of contaminated sites, transporters of hazardous materials to the sites and generators of hazardous materials disposed of at the sites to clean up the sites or to reimburse the government for cleanup costs. In most cases, there are other potentially responsible parties that may be liable for remediation costs. In these cases, the government alleges that the defendants are jointly and severally liable for the cleanup costs; however, these proceedings are frequently resolved so that the allocation of cleanup costs among the parties more closely reflects the relative contributions of the parties to the site contamination. The company’s potential liability varies greatly from site to site. For some sites, the potential liability is de minimis and for others the costs of cleanup have not yet been determined. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. The company believes that the proceedings and claims described above will likely be resolved over an extended period of time. While it is not feasible to predict the outcome of these proceedings, based upon the company’s experience, current information and applicable law, the company does not expect these proceedings to have a material adverse effect on its financial condition and/or liquidity. However, one or more of the proceedings could be material to the company’s business and/or results of operations.

The company regularly monitors and evaluates the status of product liability and other legal matters, and may from time-to-time engage in settlement and mediation discussions taking into consideration developments in the matters and the risks and uncertainties surrounding litigation. These discussions could result in settlements of one or more of these claims at any time.

Accruals for product liability and other legal matters amounted to $272.4 million and $287.3 million at March 31, 2012 and December 31, 2011, respectively. Through March 31, 2012, the company made payments of $149.2 million to qualified settlement funds (“QSFs”), subject to certain settlement conditions, for certain Hernia Product Claims. Payments to QSFs were recorded as a component of restricted cash. Total payments of $19.4 million from these QSFs have been made to qualified claimants, of which $17.3 million were made during the three months ended March 31, 2012. In addition, other payments of $5.2 million have been made to qualified claimants, of which $2.6 million were made during the three months ended March 31, 2012. The company also has receivables from insurance companies amounting to $56.2 million and $51.0 million at March 31, 2012 and December 31, 2011, respectively, of which $25 million, at March 31, 2012, is the subject of a dispute with an excess insurance carrier, as noted above. After considering the nature of the claims, coverage provisions under

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the policies, relevant legal issues, the advice and judgment of outside legal counsel, and other pertinent factors, the company believes its claims are meritorious and that it will collect these receivables.

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

8. Share-Based Compensation Plans

The company may grant a variety of share-based payments under the 2012 Long Term Incentive Plan of C. R. Bard, Inc., as amended and restated (formerly the 2003 Long Term Incentive Plan of C. R. Bard, Inc., as amended and restated) (the “Plan”) and the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc., as amended and restated (the “Directors’ Plan”) to certain directors, officers and employees. The total number of remaining shares at March 31, 2012 that may be issued under the Plan was 2,799,859 and under the Directors’ Plan was 49,099. At the company’s Annual Meeting of Shareholders on April 18, 2012, the shareholders authorized an additional 2,750,000 shares for issuance under the Plan. In addition, shareholders approved an amendment modifying the structure of the Plan so that each stock option granted will reduce the number of total shares available under the Plan by one share, and each full-value share-based award will reduce the number of total shares available under the Plan by 2.87 shares. Awards under the Plan may be in the form of stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, unrestricted stock and other stock-based awards. Awards under the Directors’ Plan may be in the form of stock awards, stock options or stock appreciation rights. The company has two employee stock purchase programs. On April 18, 2012, the shareholders authorized an additional 750,000 shares for issuance under the Employee Stock Purchase Plan of C. R. Bard, Inc., as Amended and Restated (formerly the 1998 Employee Stock Purchase Plan of C. R. Bard, Inc., as Amended and Restated).

Amounts recognized for share-based compensation are as follows:

	Three Months Ended March 31,
	2012	2011
(dollars in millions)
Total cost of share-based compensation plans	$13.9	$14.1
Amounts capitalized in inventory and fixed assets	(0.4)	(0.4)
Amounts recognized in income for amounts previously capitalized in inventory and fixed assets	0.4	0.4

Amounts charged against income	$13.9	$14.1

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the first quarter of 2012, the company granted performance restricted stock units to certain officers. These units have requisite service periods of three years and have no dividend rights. The actual payout of these units varies based on the company’s performance over the three-year period against pre-established targets, including a performance condition based on average earnings per share growth over the period and a market condition modifier based on total shareholder return (“TSR”) compared to an industry peer group. The actual payout under these awards may vary from zero to 200% of an officer’s target payout. Compensation cost initially recognized assumes that the target payout level will be achieved and is adjusted for subsequent changes in the expected outcome of the performance-related condition. The fair value of these units is based on the market price of the company’s stock on the date of grant and uses a Monte Carlo simulation model for the TSR component. The fair value of the TSR component was estimated based on the following assumptions: risk-free interest rate of 0.41%; dividend yield of 0.85%; and expected life of 2.83 years.

As of March 31, 2012, there were $99.1 million of unrecognized compensation expenses related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately three years. The company has sufficient shares to satisfy expected share-based payment arrangements in 2012.

9. Pension and Other Postretirement Benefit Plans

Defined Benefit Pension Plans - The company has both tax-qualified and nonqualified, noncontributory defined benefit pension plans that together cover certain domestic and foreign employees. These plans provide benefits based upon a participant’s compensation and years of service.

The components of net periodic pension cost are as follows:

	Three Months Ended March 31,
	2012	2011
(dollars in millions)
Service cost, net of employee contributions	$6.9	$6.7
Interest cost	4.8	4.7
Expected return on plan assets	(5.8)	(5.8)
Amortization	2.5	2.0

Net periodic pension cost	$8.4	$7.6

Other Postretirement Benefit Plan - The company does not provide subsidized postretirement healthcare benefits and life insurance coverage except for a limited number of former employees. As this plan is unfunded, contributions are made as benefits are incurred. The net periodic benefit cost was $0.2 million for the three months ended March 31, 2012 and 2011.

10. Shareholders’ Investment

The company repurchased approximately 1.2 million shares of common stock for $107.8 million for the three months ended March 31, 2012.

Other Comprehensive Income (Loss)

On January 1, 2012, the company adopted Financial Accounting Standards Board amended guidance, with the exception of an amendment providing for a deferral of a certain provision, on the presentation of other comprehensive income and its components in the consolidated condensed financial statements. The company has elected to present net income and comprehensive income as two separate but consecutive statements. This guidance was applied retrospectively, as required.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accumulated balances related to each component of other comprehensive income (loss) are as follows:

	Change in Derivative Instruments Designated As Cash Flow Hedges	Foreign Currency Translation Adjustment	Benefit Plan Adjustments	Available-for-Sale Securities	Accumulated Other Comprehensive (Loss) Income
(dollars in millions)
Balance at December 31, 2011	$(1.4)	$41.1	$(106.3)	$—	$(66.6)
Other comprehensive income (loss) before income taxes	3.7	4.7	2.6	—	11.0
Income tax (provision) benefit related to other comprehensive income (loss) items (A)	(1.4)	—	(0.9)	—	(2.3)

Balance at March 31, 2012	$0.9	$45.8	$(104.6)	$—	$(57.9)

Balance at December 31, 2010	$—	$29.0	$(85.2)	$—	$(56.2)
Other comprehensive income (loss) before income taxes	(0.5)	28.9	2.0	(0.5)	29.9
Income tax (provision) benefit related to other comprehensive income (loss) items (A)	—	—	(0.7)	0.1	(0.6)

Balance at March 31, 2011	$(0.5)	$57.9	$(83.9)	$(0.4)	$(26.9)

(A)	Income taxes are not provided for foreign currency translation adjustments.

11. Segment Information

The company’s management considers its business to be a single segment entity—the manufacture and sale of medical devices. The company’s products generally share similar distribution channels and customers. The company designs, develops, manufactures, packages, distributes and sells medical, surgical, diagnostic and patient care devices. The company sells a broad range of products to hospitals, individual healthcare professionals, extended care health facilities and alternate site facilities on a global basis. In general, the company’s products are intended to be used once and then discarded or either temporarily or permanently implanted. The company’s chief operating decision makers evaluate their various global product portfolios on a net sales basis and generally evaluate profitability and associated investment on an enterprise-wide basis due to shared geographic infrastructures.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net sales based on the location of external customers by geographic region are:

	Three Months Ended March 31,
	2012	2011
(dollars in millions)
United States	$496.2	$487.1
Europe	122.8	118.1
Japan	39.1	32.8
Other	71.9	62.3

	$730.0	$700.3

Total net sales by product group category are:
	Three Months Ended March 31,
	2012	2011
(dollars in millions)
Vascular	$209.2	$198.3
Urology	185.1	179.5
Oncology	198.9	186.4
Surgical Specialties	114.7	114.9
Other	22.1	21.2

	$730.0	$700.3

Other information is:
	Three Months Ended March 31,
	2012	2011
(dollars in millions)
Depreciation	$13.1	$13.3

Amortization	$20.3	$14.9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis provides a review of the results of operations, financial condition and the liquidity and capital resources of C. R. Bard and its subsidiaries (the “company” or “Bard”). The following discussion should be read in conjunction with Bard’s 2011 Annual Report on Form 10-K, and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

Executive Overview

The company designs, develops, manufactures, packages, distributes and sells medical, surgical, diagnostic and patient care devices. The company sells a broad range of products to hospitals, individual healthcare professionals, extended care health facilities and alternate site facilities on a global basis. Outside the United States, Europe and Japan are the company’s largest markets, while certain emerging markets in Asia and Latin America are the company’s fastest growing markets. In general, the company’s products are intended to be used once and then discarded or either temporarily or permanently implanted. The company reports sales in four major product group categories: vascular; urology; oncology; and surgical specialties. The company also has a product group of other products.

The company’s earnings are driven by its ability to continue to generate sales of its products and improve operating efficiency. Bard’s ability to increase sales over time depends upon its success in developing, acquiring and marketing differentiated products that meet the needs of clinicians and their patients. For the three months ended March 31, 2012, the company’s research and development (“R&D”) expense as a percentage of net sales was 6.6%. The company expects R&D expense as a percentage of net sales to increase in future years. The company also makes selective acquisitions of businesses, products and technologies, generally focusing on small-to-medium sized transactions to provide ongoing growth opportunities. In addition, the company may from time-to-time consider acquisitions of larger, established companies. The company may also periodically divest lines of business in which it is not able to reasonably attain or maintain a leadership position in the market or for other strategic reasons.

Results of Operations

Net Sales

Bard’s consolidated net sales for the quarter ended March 31, 2012 increased 4% on a reported basis (5% on a constant currency basis) compared to the same period in the prior year. Net sales “on a constant currency basis” is a non-GAAP measure and should not be viewed as a replacement of GAAP results. See “Management’s Use of Non-GAAP Measures” below. Price changes had the effect of decreasing consolidated net sales for the quarter ended March 31, 2012 by approximately 150 basis points as compared to the same period in the prior year. Exchange rate fluctuations had the effect of decreasing consolidated net sales for the quarter ended March 31, 2012 by 1% as compared to the same period in the prior year. The primary exchange rate movement that impacts net sales is the movement of the Euro compared to the U.S. dollar. The impact of exchange rate movements on net sales is not indicative of the impact on net earnings due to the offsetting impact of exchange rate movements on operating costs and expenses, costs incurred in other currencies and the company’s hedging activities.

Bard’s United States net sales of $496.2 million for the quarter ended March 31, 2012 increased 2% compared to $487.1 million in the prior year quarter. Growth in United States net sales has moderated in recent quarters, a trend that may continue. International net sales of $233.8 million for the quarter ended March 31, 2012 increased 10% on a reported basis (11% on a constant currency basis) compared to $213.2 million in the prior year quarter.

A summary of net sales by product group category is as follows:

Product Group Summary of Net Sales

	For the Quarters Ended March 31,
	2012	2011	Change	Constant Currency
(dollars in millions)
Vascular	$209.2	$198.3	5%	6%
Urology	185.1	179.5	3%	3%
Oncology	198.9	186.4	7%	7%
Surgical Specialties	114.7	114.9	—	—
Other	22.1	21.2	4%	5%

Total net sales	$730.0	$700.3	4%	5%

Vascular Products - Bard markets a wide range of products for the peripheral vascular market, including endovascular products, electrophysiology products and vascular graft products. The increase in consolidated net sales of vascular products for the quarter ended March 31, 2012 compared to the prior year period was due primarily to growth in endovascular products. United States net sales of vascular products for the quarter ended March 31, 2012 increased 2% compared to the prior year quarter. International net sales of vascular products for the quarter ended March 31, 2012 increased 11% on a reported basis (13% on a constant currency basis) compared to the prior year quarter.

Consolidated net sales of endovascular products for the quarter ended March 31, 2012 increased 9% on both a reported basis and constant currency basis compared to the prior year quarter. Stents, percutaneous transluminal angioplasty balloon catheters and biopsy products were contributors to the growth in this category for the quarter ended March 31, 2012.

Consolidated net sales of electrophysiology products for the quarter ended March 31, 2012 decreased 2% on a reported basis (1% on a constant currency basis) compared to the prior year quarter.

Consolidated net sales of vascular graft products for the quarter ended March 31, 2012 decreased 5% on a reported basis (4% on a constant currency basis) compared to the prior year quarter.

Urology Products - Bard markets a wide range of products for the urology market, including basic drainage products, continence products and urological specialty products. Bard also markets StatLock® catheter stabilization products, which are used to secure many types of catheters sold by Bard and other companies. The majority of basic drainage products, StatLock® catheter stabilization devices and certain urological specialty products are sold through distributors. Bard also markets Targeted Temperature Management™ products, acquired in November 2011, for therapeutic hypothermia. The increase in consolidated net sales of urology products for the quarter ended March 31, 2012 compared to the prior year period included 5 percentage points of growth on both a reported basis and constant currency basis from the addition of Targeted Temperature Management™ products, partially offset by a decrease in sales of continence products. United States net sales of urology products for the quarter ended March 31, 2012 increased 1% compared to the prior year quarter. International net sales of urology products for the quarter ended March 31, 2012 increased 8% on a reported basis (9% on a constant currency basis) compared to the prior year quarter.

Consolidated net sales of basic drainage products for the quarter ended March 31, 2012 decreased 1% on a reported basis (were flat on a constant currency basis) compared to the prior year quarter. Consolidated net sales of infection control Foley catheter products for the quarter ended March 31, 2012 decreased 4% on both a reported basis and constant currency basis compared to the prior year quarter.

Consolidated net sales of urological specialty products for the quarter ended March 31, 2012 were flat on a reported basis (increased 1% on a constant currency basis) compared to the prior year quarter. The brachytherapy market has been losing procedural share to alternative therapies, a trend that may continue.

Consolidated net sales of continence products for the quarter ended March 31, 2012 decreased 15% on both a reported basis and constant currency basis compared to the prior year quarter. Net sales for the quarter ended March 31, 2012 were impacted by the discontinuation of sales of a bulking continence product and by a decline in sales of surgical continence products, a trend that may continue.

Consolidated net sales of the StatLock® catheter stabilization product line for the quarter ended March 31, 2012 decreased 1% on both a reported basis and constant currency basis compared to the prior year quarter.

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

The increase in consolidated net sales of oncology products for the quarter ended March 31, 2012 compared to the prior year period was due primarily to growth in sales of PICCs and Ports. United States net sales of oncology products for the quarter ended March 31, 2012 increased 4% compared to the prior year quarter. International net sales of oncology products for the quarter ended March 31, 2012 increased 14% on both a reported basis and constant currency basis compared to the prior year quarter.

Consolidated net sales of PICCs for the quarter ended March 31, 2012 increased 9% on a reported basis (8% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of Ports for the quarter ended March 31, 2012 increased 4% on both a reported basis and constant currency basis compared to the prior year quarter.

Consolidated net sales of dialysis access catheters for the quarter ended March 31, 2012 were flat on both a reported basis and constant currency basis compared to the prior year quarter. Consolidated net sales of vascular access ultrasound devices for the quarter ended March 31, 2012 increased 13% on both a reported basis and constant currency basis compared to the prior year quarter.

Surgical Specialty Products - Surgical specialty products include soft tissue repair, performance irrigation and hemostasis product lines. United States net sales of surgical specialty products for the quarter ended March 31, 2012 decreased 2% compared to the prior year quarter. International net sales of surgical specialty products for the quarter ended March 31, 2012 increased 6% on a reported basis (7% on a constant currency basis) compared to the prior year quarter.

The soft tissue repair product line includes synthetic and natural-tissue hernia repair implants, natural-tissue breast reconstruction implants and hernia fixation products. Consolidated net sales of soft tissue repair products for the quarter ended March 31, 2012 increased 1% on both a reported basis and constant currency basis compared to the prior year quarter. The company’s net sales in this category for the quarter ended March 31, 2012 were favorably impacted by growth in sales of synthetic hernia repair implants and natural-tissue breast reconstruction implants. This growth was partially offset by declines in natural-tissue hernia repair implants and hernia fixation products, a trend that may continue.

Other Products - The other product group includes irrigation, wound drainage and certain original equipment manufacturers’ products.

Costs and Expenses

A summary of costs and expenses as a percentage of net sales for the quarters ended March 31 are as follows:

	2012	2011

Cost of goods sold	38.3%	37.8%
Marketing, selling and administrative expense	27.7%	27.7%
Research and development expense	6.6%	6.9%
Interest expense	1.3%	1.3%
Other (income) expense, net	(0.1)%	—

Total costs and expenses	73.8%	73.7%

Cost of goods sold - Cost of goods sold consists principally of the manufacturing and distribution costs of the company’s products. The category also includes royalties, amortization of intangible assets and the impact of certain hedging activities. Cost of goods sold as a percentage of net sales for the quarter ended March 31, 2012 increased 50 basis points compared to the prior year quarter. Incremental amortization of intangible assets acquired in 2011 and 2012 increased the cost of goods sold as a percentage of net sales by approximately 70 basis points over the prior year quarter.

Marketing, selling and administrative expense - Marketing, selling and administrative expense consists principally of the costs associated with the company’s sales and administrative organizations. These costs as a percentage of net sales for the quarter ended March 31, 2012 were flat compared to the prior year quarter.

Research and development expense - Research and development expense consists principally of costs related to internal research and development activities, milestone payments for third-party research and development activities, and acquired in-process R&D (“IPR&D”) costs arising from the company’s business development activities. IPR&D payments may impact the comparability of the company’s results of operations between periods. Research and development expense for the quarter ended March 31, 2012 was $48.2 million and was essentially flat compared to the prior year quarter.

Interest expense - Interest expense was $9.5 million and $9.1 million for the quarters ended March 31, 2012 and 2011, respectively.

Other (income) expense, net - The components of other (income) expense, net, for the quarters ended March 31 are:

	2012	2011
(dollars in millions)
Interest income	$(0.4)	$(0.7)
Foreign exchange gains	(1.1)	(0.1)
Other, net	0.7	0.9

Total other (income) expense, net	$(0.8)	$0.1

Income tax provision

The effective tax rate for both quarters ended March 31, 2012 and 2011 was approximately 28%.

Net Income and Earnings Per Share Available to Common Shareholders

The company reported net income and diluted earnings per share available to common shareholders for the quarter ended March 31, 2012 of $138.7 million and $1.60, respectively. Net income and diluted earnings per share available to common shareholders for the prior year quarter were $131.9 million and $1.49, respectively. The current year quarter reflects acquisition-related items, primarily consisting of integration costs of $0.8 million, or $0.01 per diluted share. The prior year quarter reflects acquisition-related items, primarily consisting of an IPR&D charge of $1.8 million, or $0.02 per diluted share.

Liquidity and Capital Resources

The company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Significant factors affecting the management of liquidity are cash flows generated from operating activities, capital expenditures, acquisitions of businesses and technologies, cash dividends and common stock repurchases. Cash provided from operations continues to be the company’s primary source of funds. The company believes that it could borrow adequate funds at competitive terms should it be necessary. The company also believes that its overall financial strength gives it sufficient financial flexibility. A summary of certain liquidity measures for Bard as of March 31 is as follows:

	2012	2011
(dollars in millions)
Working capital	$918.5	$1,356.1

Current ratio	2.11/1	5.74/1

Cash and cash equivalents held by the company’s foreign subsidiaries were $669.8 million and $586.9 million at March 31, 2012 and December 31, 2011, respectively. It is the company’s intention to permanently reinvest the majority of these funds outside the United States to finance foreign operations, and the company’s plans do not demonstrate a need to repatriate these funds. If these funds are needed for U.S. operations or can no longer be permanently reinvested outside the United States, the company would be required to accrue and pay U.S. taxes on the earnings associated with these funds. In the United States, ongoing operating cash flows and available borrowings under the company’s committed syndicated bank credit facility provide it with sufficient liquidity.

For the three months ended March 31, 2012 and 2011, net cash provided by operating activities was $165.7 million and $177.7 million, respectively. The decrease in net cash provided by operating activities reflects current year payments to claimants for Hernia Product Claims recorded in 2011.

For the three months ended March 31, 2012, net cash provided by investing activities was $2.7 million compared to the $19.7 million used in cash for investing activities in the prior year period. Capital expenditures were approximately $19.6 million and $16.3 million for the three month periods ended March 31, 2012 and 2011, respectively. Net cash provided by investing activities in the current period reflects an increase of $17.3 million related to the release of restricted cash from qualified settlement funds to claimants pursuant to the settlement of certain Hernia Product Claims.

For the three months ended March 31, 2012, the company used $93.5 million in cash for financing activities, compared to the $60.3 million used in the prior year period. Total debt was $1.2 billion at both periods ended March 31, 2012 and December 31, 2011. Total debt to total capitalization was 39.8% and 40.5% at March 31, 2012 and December 31, 2011, respectively. The company spent approximately $122.2 million to repurchase 1,377,316 shares of common stock in the three months ended March 31, 2012. The company did not repurchase any shares for the three month period ended March 31, 2011. The company paid cash dividends of $0.19 per share and $0.18 per share for the three month periods ended March 31, 2012 and 2011, respectively.

The company maintains a $600 million five-year committed syndicated bank credit facility that expires in October 2016. The credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The facility includes pricing based on the company’s long-term credit rating and includes a financial covenant that limits the amount of total debt to total capitalization. The company had outstanding commercial paper borrowings of $330.5 million and $304.5 million at March 31, 2012 and December 31, 2011, respectively.

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

Critical Accounting Policies

The preparation of financial statements requires the company’s management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in Bard’s 2011 Annual Report on Form 10-K. There have been no significant changes to the company’s critical accounting policies since December 31, 2011.

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

In addition, there are substantial risks inherent in the medical device business. The company’s business involves the design, development, manufacture, packaging, distribution and sale of medical, surgical, diagnostic and patient care devices. These devices are often used on, or permanently or temporarily implanted in patients in clinically demanding circumstances, such as operating rooms, emergency units, intensive care and critical care settings, among others. These circumstances, among other factors, can cause the products to become associated with adverse clinical events, including patient mortality and injury, and could lead to product liability claims (including lawsuits seeking class action status or seeking to establish multi-district litigation proceedings) and other litigation, product withdrawals, warning letters, recalls, field corrections or regulatory enforcement actions relating to one or more of the company’s products, any of which could have a material adverse effect on our business, results of operations, financial condition and/or liquidity. For further discussion of risks applicable to our business, see “Risk Factors” in Bard’s 2011 Annual Report on Form 10-K.

Because actual results are affected by these and other risks and uncertainties, the company cautions investors that actual results may differ materially from those expressed or implied. It is not possible to predict or identify all risks and uncertainties. In addition to the risks addressed above and those described in the “Risk Factors” in Bard’s 2011 Annual Report on Form 10-K, certain other risks could adversely affect our business or cause the actual results to differ materially from those expressed or implied including, but not limited to:

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

•	the ability to obtain appropriate levels of product liability insurance on reasonable terms;

•	the ability to recover for claims made to our insurance companies; and

•	the ability to realize the anticipated benefits of the 2011 restructuring activities to improve the company’s overall cost structure and improve efficiency.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The quantitative and qualitative disclosures about market risk are discussed in “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Bard’s 2011 Annual Report on Form 10-K. There have been no material changes in the information reported since the year ended December 31, 2011.

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

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of March 31, 2012. Based upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2012, the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to accomplish their objectives at the reasonable assurance level.

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

Product Liability Matters

As of April 19, 2012, approximately 1,930 federal and 1,460 state lawsuits involving individual claims by approximately 3,540 plaintiffs, as well as two putative class actions in the United States and four putative class actions in various Canadian provinces, have been filed or asserted against the company with respect to its Composix® Kugel® and certain other hernia repair implant products (collectively, the “Hernia Product Claims”). One of the U.S. class action lawsuits consolidates ten previously-filed U.S. class action lawsuits. The putative class actions, none of which has been certified, seek (i) medical monitoring, (ii) compensatory damages, (iii) punitive damages, (iv) a judicial finding of defect and causation and/or (v) attorneys’ fees. Approximately 1,440 of the state lawsuits, involving individual claims by a substantially equivalent number of plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions. The Hernia Product Claims also generally seek damages for personal injury resulting from use of the products. The company voluntarily recalled certain sizes and lots of the Composix® Kugel® products beginning in December 2005.

In June 2007, the Judicial Panel on Multidistrict Litigation (“JPML”) transferred Composix® Kugel® lawsuits pending in federal courts nationwide into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island. The MDL court subsequently determined to include other hernia repair products of the company in the MDL proceeding. The first MDL trial was completed in April 2010 and resulted in a judgment for the company based on the jury’s finding that the company was not liable for the plaintiff’s damages. The second MDL trial was completed in August 2010 and resulted in a judgment for the plaintiff of $1.5 million. On June 30, 2011, the company announced that it had reached agreements in principle with various plaintiffs’ law firms to settle the majority of its existing Hernia Product Claims. Each agreement is subject to certain conditions, including requirements for participation in the proposed settlements by a certain minimum number of plaintiffs. In addition, the company is engaging in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Hernia Product Claims, and intends to vigorously defend Hernia Product Claims that do not settle, including through litigation. Additional trials are scheduled throughout 2012. Based on these events, the company incurred a charge of $184.3 million ($180.6 million after tax) in the second quarter of 2011, which recognized the estimated costs of settling all Hernia Product Claims, including asserted and unasserted claims, and costs to administer the settlements. The charge excludes any costs associated with pending putative class action lawsuits. The company cannot give any assurances that the actual costs incurred with respect to the Hernia Product Claims will not exceed the amount of the charge together with amounts previously accrued. The company cannot give any assurances that the resolution of the Hernia Product Claims that have not settled, including asserted and unasserted claims and the putative class action lawsuits, will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity. For more information, see Item 1A. “Risk Factors” in the company’s 2011 Annual Report on Form 10-K.

As of April 19, 2012, product liability lawsuits involving individual claims by approximately 650 plaintiffs have been filed or asserted against the company in various federal and state jurisdictions alleging personal injuries associated with the use of certain of the company’s surgical continence products for women, principally its Avaulta® line of products (collectively, the “Women’s Health Product Claims”). The Women’s Health Product Claims generally seek damages for personal injury resulting from use of the products. With respect to certain of these claims, the company believes that one of its suppliers has an obligation to defend and indemnify the company. In February 2012, the JPML expanded the scope of and renamed the MDL pending in the United States District Court for the Southern District of West Virginia to include lawsuits involving all women’s surgical continence products that are manufactured or distributed by the company. In total, approximately 510 of the Women’s Health Product Claims are pending in federal courts and have been or will be transferred to the MDL in West Virginia, with the remainder of the Women’s Health Product Claims in other jurisdictions. The company expects the first trial of a Women’s Health Product Claim to take place in the second quarter of 2012. While the company intends to vigorously defend the Women’s Health Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

As of April 19, 2012, product liability lawsuits involving individual claims by approximately 60 plaintiffs have been filed or asserted against the company in various federal and state jurisdictions alleging personal injuries associated with the use of the company’s vena cava filter products. In addition, a putative class action lawsuit has been filed against the company in California state court on behalf of plaintiffs who are alleged to have no present injury (all lawsuits, collectively, the “Filter Product Claims”). The putative class action, which has not been certified, seeks: (i) medical monitoring; (ii) punitive damages; (iii) a judicial finding of defect and causation; and/or (iv) attorneys’ fees. The company expects certain trials of Filter Product Claims to take place over the next 12 months, with the first trial scheduled to take place in the second quarter of 2012. While the company intends to vigorously defend the Filter Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

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

The company believes that many settlements and judgments, as well as legal defense costs, relating to product liability matters are or may be covered in whole or in part under its product liability insurance policies with a limited number of insurance carriers. In certain circumstances, insurance carriers reserve their rights with respect to coverage, or contest or deny coverage, as has occurred with respect to certain claims. When this occurs, the company intends to vigorously contest disputes with respect to its insurance coverage and to enforce its rights under the terms of its insurance policies, and accordingly, will record receivables with respect to amounts due under these policies, when recovery is probable. Amounts recovered under the company’s product liability insurance policies may be less than the stated coverage limits and may not be adequate to cover damages and/or costs relating to claims. In addition, there is no guarantee that insurers will pay claims or that coverage will otherwise be available.

In connection with the Hernia Product Claims, the company is in dispute with one of its excess insurance carriers relating to an aggregate of $25 million of insurance coverage. Regardless of the outcome of this dispute, the company’s insurance coverage with respect to the Hernia Product Claims has been depleted.

Other Legal Matters

In November 2006, the company received a subpoena issued by the U.S. Department of Health and Human Services, Office of Inspector General (“OIG”), under the authority of the federal healthcare fraud and false claims statutes seeking documents related to the company’s brachytherapy business (the “Brachytherapy Matter”). On January 27, 2012, the company announced that it had reached a preliminary agreement with the civil and criminal divisions of the United States Attorney’s Office for the Northern District of Georgia to resolve claims with respect to the Brachytherapy Matter. In connection with this preliminary agreement, the company recorded a charge of approximately $51.0 million ($40.8 million after tax) in the fourth quarter of 2011. The ultimate settlement of this matter is subject to the negotiation and execution of definitive agreements, which will likely include civil settlement and non-prosecution agreements, and a corporate integrity agreement with the OIG. If the definitive agreements are not finalized, the eventual costs related to this matter could be materially different than the previously recorded charge and the company cannot give any assurances that this matter will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

In December 2007, a U.S. District Court jury in Arizona found that certain of W.L. Gore & Associates Inc.’s (“Gore”) ePTFE vascular grafts and stent-grafts infringe the company’s patent number 6,436,135. The jury upheld the validity of the patent and awarded the company $185 million in past damages. The jury also found that Gore willfully infringed the patent. In a second phase of the trial, the District Court ruled that Gore failed to prove that the patent is unenforceable due to inequitable conduct. In March 2009, the District Court doubled the jury award to approximately $371 million for damages through June 2007. The District Court also awarded the company attorneys’ fees of $19 million and prejudgment interest of approximately $20 million. In addition, the District Court denied Gore’s remaining motions, including its motions for a new trial and to set aside the jury’s verdict. In July 2010, the District Court awarded the company approximately $109 million in additional damages for the period from July 2007 through March 2009. Gore has deposited or secured the foregoing amounts with the District Court. The District Court also assessed a royalty rate of between 12.5% and 20%, depending on the product, that will be used to calculate damages for Gore’s infringing sales from April 2009 through the expiration of the patent. Gore has made additional deposits with the District Court of approximately $332 million, representing Gore’s calculation of royalties for its infringing sales through December 2011. Gore appealed this matter to the Court of Appeals for the Federal Circuit (the “Court of Appeals”), which on February 10, 2012 affirmed the decision of the District Court. Gore filed a petition with the Court of Appeals for a rehearing of its appeal. This matter is still pending. Because the company considers this matter a gain contingency, no amounts have been recorded. Even if the company is ultimately successful in this lawsuit, it cannot give any assurances that royalties for Gore’s future infringing sales will remain at or near historic levels.

The company is subject to numerous federal, state, local and foreign environmental protection laws governing, among other things, the generation, storage, use and transportation of hazardous materials and emissions or discharges into the ground, air or water. The company is or may become a party to proceedings brought under various federal laws including the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), commonly known as Superfund, the Resource Conservation and Recovery Act, the Clean Water Act, the Clean Air Act and similar state or foreign laws. These proceedings seek to require the owners or operators of contaminated sites, transporters of hazardous materials to the sites and generators of hazardous materials disposed of at the sites to clean up the sites or to reimburse the government for cleanup costs. In most cases, there are other potentially responsible parties that may be liable for remediation costs. In these cases, the government alleges that the defendants are jointly and severally liable for the cleanup costs; however, these proceedings are frequently resolved so that the allocation of cleanup costs among the parties more closely reflects the relative contributions of the parties to the site contamination. The company’s potential liability varies greatly from site to site. For some sites, the potential liability is de minimis and for others the costs of cleanup have not yet been determined. The company believes that the proceedings and claims described above will likely be resolved over an extended period of time. While it is not feasible to predict the outcome of these proceedings, based upon the company’s experience, current information and applicable law, the company does not expect these proceedings to have a material adverse effect on its financial condition and/or liquidity. However, one or more of the proceedings could be material to the company’s business and/or results of operations.

The company regularly monitors and evaluates the status of product liability and other legal matters, and may from time-to-time engage in settlement and mediation discussions taking into consideration developments in the matters and the risks and uncertainties surrounding litigation. These discussions could result in settlements of one or more of these claims at any time.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A. in Bard’s 2011 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs(2)
January 1 - January 31, 2012	822,771	$86.57	808,716	$180,900,841
February 1 - February 29, 2012	465,552	94.71	400,000	143,053,418
March 1 - March 31, 2012	3,721	94.30	—	143,053,418

Total	1,292,044	$89.52	1,208,716	$143,053,418

(1)	The company repurchased 83,328 shares during the three month period ended March 31, 2012 that were not part of the publicly announced share repurchase authorization. These shares were purchased from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.

(2)	On June 9, 2010, the Board of Directors approved the repurchase of up to $500 million of common stock.

Item 5. Other Information

The company’s policy governing transactions in its securities by the company’s directors, executive officers and other specified employees permits such persons to adopt trading plans pursuant to Rule 10b5-1 of the Exchange Act. From time-to-time, the company’s executive officers have established trading plans relating to the company’s common stock under Rule 10b5-1, and the company anticipates additional trading plans may be established in the future. The company currently discloses details regarding individual trading plans on its website.

Item 6. Exhibits

Number	Description

10ci*	Form of Performance Long-Term Incentive Award Certificate and Form of Performance Long-Term Incentive Award Terms and Conditions under the Company’s 2003 Long Term Incentive Plan.**
12.1	Computation of Ratio of Earnings to Fixed Charges**
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer**
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer**
32.1	Section 1350 Certification of Chief Executive Officer (furnished herewith)
32.2	Section 1350 Certification of Chief Financial Officer (furnished herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document

*	This exhibit constitutes a management contract or compensatory plan or arrangement.
**	Filed herewith.

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
Date: April 25, 2012

/s/ TODD C. SCHERMERHORN
Todd C. Schermerhorn Senior Vice President and Chief Financial Officer

/s/ FRANK LUPISELLA JR.
Frank Lupisella Jr. Vice President and Controller

INDEX TO EXHIBITS

Number	Description
10ci	Form of Performance Long-Term Incentive Award Certificate and Form of Performance Long-Term Incentive Award Terms and Conditions under the Company’s 2003 Long Term Incentive Plan
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer (furnished herewith)
32.2	Section 1350 Certification of Chief Financial Officer (furnished herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document