Form 10-Q
period 2012-06-30
BARD C R INC /NJ/
filed 2012-07-26
CIK 9892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2012
Common Stock - $0.25 par value	83,829,211

C. R. BARD, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands except per share amounts, unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$742,600	$725,000	$1,472,600	$1,425,300

Costs and expenses:
Cost of goods sold	285,700	275,500	565,100	540,300
Marketing, selling and administrative expense	205,400	196,800	407,700	391,100
Research and development expense	50,100	46,900	98,300	94,900
Interest expense	9,700	9,000	19,200	18,100
Other (income) expense, net	6,200	194,100	5,400	194,200

Total costs and expenses	557,100	722,300	1,095,700	1,238,600

Income from operations before income taxes	185,500	2,700	376,900	186,700

Income tax provision	51,600	50,500	104,300	102,600

Net income (loss)	$133,900	$(47,800)	$272,600	$84,100

Basic earnings (loss) per share available to common shareholders	$1.56	$(0.55)	$3.18	$0.96

Diluted earnings (loss) per share available to common shareholders	$1.54	$(0.55)	$3.14	$0.94

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands, unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$133,900	$(47,800)	$272,600	$84,100

Other comprehensive income, net of tax
Change in derivative instruments designated as cash flow hedges	(300)	500	2,000	—
Foreign currency translation adjustments	(43,900)	22,400	(39,200)	51,300
Benefit plan adjustments	1,700	1,300	3,400	2,600
Available-for-sale securities	—	(1,700)	—	(2,100)

Other comprehensive income (loss)	(42,500)	22,500	(33,800)	51,800

Comprehensive income (loss)	$91,400	$(25,300)	$238,800	$135,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands except share and per share amounts, unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$714,000	$596,400
Restricted cash	55,400	147,100
Accounts receivable, less allowances of $11,400 and $10,000, respectively	505,900	488,900
Inventories	330,500	319,200
Short-term deferred tax assets	60,400	61,200
Other current assets	79,000	73,100

Total current assets	1,745,200	1,685,900

Property, plant and equipment, at cost	628,800	627,500
Less accumulated depreciation and amortization	273,900	272,100

Net property, plant and equipment	354,900	355,400
Goodwill	907,000	916,700
Core technologies, net	470,400	498,700
Other intangible assets, net	342,000	352,600
Deferred tax assets	11,800	19,700
Other assets	85,300	102,100

Total assets	$3,916,600	$3,931,100

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities
Short-term borrowings	$303,500	$304,500
Accounts payable	71,200	86,400
Accrued expenses	263,900	380,400
Accrued compensation and benefits	91,400	124,400
Income taxes payable	5,700	8,400

Total current liabilities	735,700	904,100

Long-term debt	910,400	908,700
Other long-term liabilities	335,200	319,600
Deferred income taxes	13,800	16,500
Commitments and contingencies	—	—
Shareholders’ investment:
Preferred stock, $1 par value, authorized 5,000,000 shares; none issued	—	—
Common stock, $0.25 par value, authorized 600,000,000 shares; issued and outstanding 83,829,211 shares at June 30, 2012 and 84,543,338 shares at December 31, 2011	21,000	21,200
Capital in excess of par value	1,446,000	1,349,800
Retained earnings	554,900	477,800
Accumulated other comprehensive loss	(100,400)	(66,600)

Total shareholders’ investment	1,921,500	1,782,200

Total liabilities and shareholders’ investment	$3,916,600	$3,931,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$272,600	$84,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,800	56,800
Asset impairments	9,000	—
Restructuring	(1,600)	(1,100)
Legal settlements and commitments	—	187,200
Acquired in-process research and development	—	3,000
Deferred income taxes	3,400	(2,100)
Share-based compensation	27,500	25,600
Inventory reserves and provision for doubtful accounts	10,400	5,400
Other items	(5,500)	(600)
Changes in assets and liabilities:
Accounts receivable	(10,700)	(11,500)
Inventories	(27,100)	(16,400)
Current liabilities	(122,700)	(13,100)
Taxes	—	(12,700)
Other, net	10,600	4,800

Net cash provided by operating activities	233,700	309,400

Cash flows from investing activities:
Capital expenditures	(42,300)	(31,700)
Change in restricted cash	91,700	—
Payments made for intangibles	(3,200)	(9,000)
Other	6,900	—

Net cash provided by (used in) investing activities	53,100	(40,700)

Cash flows from financing activities:
Change in short-term borrowings, net	(1,000)	(80,500)
Proceeds from exercises under share-based compensation plans, net	52,200	81,500
Excess tax benefit relating to share-based compensation plans	7,100	19,800
Purchases of common stock	(177,000)	—
Dividends paid	(32,700)	(31,400)
Other	(4,900)	(2,200)

Net cash used in financing activities	(156,300)	(12,800)

Effect of exchange rate changes on cash and cash equivalents	(12,900)	14,600

Increase in cash and cash equivalents during the period	117,600	270,500

Balance at January 1	596,400	641,400

Balance at June 30	$714,000	$911,900

Supplemental cash flow information
Cash paid for:
Interest	$18,500	$5,900
Income taxes	93,800	97,600
Non-cash transactions:
Dividends declared, not paid	17,200	16,600
Receipt of foreign government bonds	—	16,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of C. R. Bard, Inc. and its subsidiaries (the “company” or “Bard”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in Bard’s 2011 Annual Report on Form 10-K. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in the financial statements in Bard’s 2011 Annual Report on Form 10-K. The preparation of these financial statements requires the company to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities at the date of the financial statements. These financial statements include all normal and recurring adjustments necessary for a fair presentation. The accounts of most foreign subsidiaries are consolidated as of and for the quarter and six months ended May 31, 2012 and May 31, 2011 and as of November 30, 2011. No events occurred related to these foreign subsidiaries during the months of June 2012, June 2011 or December 2011 that materially affected the financial position or results of operations of the company. The results for the interim periods presented are not necessarily indicative of the results expected for the year.

2. Restructuring

During the second half of 2011, the company initiated certain restructuring actions in order to improve its overall cost structure and enhance operational effectiveness. These actions included the realignment of certain sales functions in the United States. At June 30, 2012, the remaining liability related to these restructuring actions was $1.4 million, which reflects cash payments made in 2012 of $4.4 million and a reversal of $1.6 million of restructuring costs. The company expects activities under these restructuring actions to be substantially complete by the end of 2012.

3. Earnings per Common Share

Earnings per share (“EPS”) is computed under the two-class method using the following common share information:

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(dollars and shares in millions)
EPS Numerator:
Net income (loss)	$133.9	$(47.8)	$272.6	$84.1
Less: Income allocated to participating securities	2.6	—	5.3	1.7

Net income (loss) available to common shareholders	$131.3	$(47.8)	$267.3	$82.4

EPS Denominator:
Weighted average common shares outstanding	83.9	86.2	84.0	85.8
Dilutive common share equivalents from share-based compensation plans	1.2	—	1.1	2.0

Weighted average common and common equivalent shares outstanding, assuming dilution	85.1	86.2	85.1	87.8

For the quarter ended June 30, 2011, approximately 2.4 million common share equivalents, primarily from share-based compensation plans, were not included in the computation of diluted weighted average shares outstanding because their effect would have been antidilutive.

4. Income Taxes

The effective tax rate for both the quarter and six months ended June 30, 2012 was approximately 28%. The effective tax rate in both the prior year quarter and prior six month period reflected the discrete tax effect for legal settlements, primarily related to Hernia Product Claims (see Note 7 of the notes to condensed consolidated financial statements), which were incurred in a low tax jurisdiction. At June 30, 2012, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was $44.2 million (of which $34.7 million would impact the effective tax rate, if recognized) plus $5.4 million of accrued interest. At December 31, 2011, the liability for unrecognized tax benefits was $45.0 million plus $5.0 million of accrued interest. Depending upon open tax examinations and/or the expiration of applicable statutes of limitation, the company believes it is reasonably possible that the total amount of unrecognized tax benefits may decrease by up to $3.1 million within the next 12 months.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Financial Instruments

Foreign Exchange Derivative Instruments

The company enters into readily marketable forward and option contracts with financial institutions to help reduce its exposure to foreign currency exchange rate fluctuations. These contracts limit volatility because gains and losses associated with foreign currency exchange rate movements are generally offset by movements in the underlying hedged item. The notional value of the company’s forward currency and option currency contracts was $82.9 million and $205.2 million at June 30, 2012 and December 31, 2011, respectively. For further discussion regarding the company’s use of derivative instruments, see Note 1 of the consolidated financial statements in Bard’s 2011 Annual Report on Form 10-K.

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

The location and fair value of derivative instruments segregated between those derivatives that are designated as hedging instruments and those that are not designated as hedging instruments recognized in the condensed consolidated balance sheets are as follows:

	Balance Sheet Location	Fair Value of Derivatives
Derivatives Designated as Hedging Instruments		June 30, 2012	December 31, 2011
(dollars in millions)
Forward currency contracts	Other current assets	$1.0	$1.5
Option currency contracts	Other current assets	3.5	4.3
Interest rate swap contract	Other assets	13.6	12.1

		$18.1	$17.9

Forward currency contracts	Accrued expenses	$2.2	$6.4

		$2.2	$6.4

Derivatives Not Designated as Hedging Instruments
(dollars in millions)
Forward currency contracts	Other current assets	$—	$3.8

		$—	$3.8

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The location and amounts of gains and losses on derivative instruments designated as cash flow hedges and the impact on shareholders’ investment are as follows:

	Gain/(Loss) Recognized in Other Comprehensive Income		Location of Gain/(Loss) Reclassified from Accumulated Other Comp. Loss to Income	Gain/(Loss) Reclassified from Accumulated Other Comp. Loss to Income
	Quarter Ended June 30,			Quarter Ended June 30,
	2012	2011		2012		2011
(dollars in millions)
Forward currency contracts	$(0.5)	$—	Costs of goods sold	$(0.2)		$0.3
Option currency contracts	0.2	0.5	Costs of goods sold	0.3		—

	$(0.3)	$0.5		$0.1		$0.3

	Gain/(Loss) Recognized in Other Comprehensive Income		Location of Gain/(Loss) Reclassified from Accumulated Other Comp. Loss to Income	Gain Reclassified from Accumulated Other Comp. Loss to Income
	Six Months Ended June 30,			Six Months Ended June 30,
	2012	2011		2012		2011
(dollars in millions)
Forward currency contracts	$2.1	$0.1	Costs of goods sold	$0.1		$0.9
Option currency contracts	(0.1)	(0.1)	Costs of goods sold	0.6		—

	$2.0	$—		$0.7	(A)	$0.9	(A)

(A)	The tax effect of the amount reclassified from accumulated other comprehensive loss to income was $0.2 million and $0.6 million at June 30, 2012 and 2011, respectively.

The location and amounts of gains and losses on the derivative instrument designated as a fair value hedge are as follows:

	Income Statement Location	Gain Recognized on Swap				Gain/(Loss) Recognized on Long-Term Debt
		Quarter Ended June 30,		Six Months Ended June 30,		Quarter Ended June 30,		Six Months Ended June 30,
		2012	2011	2012	2011	2012	2011	2012	2011
(dollars in millions)
Interest rate swap contract	Interest expense	$1.6	$5.7	$1.5	$4.0	$(1.6)	$(5.7)	$(1.5)	$(4.0)

The location and amounts of gains and losses on derivative instruments not designated as hedging instruments are as follows:

	Income Statement Location	Gain Recognized in Earnings
		Quarter Ended June 30,		Six Months Ended June 30,
		2012	2011	2012	2011
(dollars in millions)
Forward currency contracts(A)	Other (income) expense, net	$—	$2.7	$3.0	$4.6

(A)	These derivative contracts mitigate changes in the value of remeasured foreign currency denominated intercompany loans attributable to changes in foreign currency exchange rates.

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

The following table summarizes certain financial instrument assets and (liabilities) measured at fair value on a recurring basis:

	June 30, 2012	December 31, 2011
(dollars in millions)
Foreign government bonds and notes	$3.1	$3.6
Forward currency contracts	(1.2)	(1.1)
Option currency contracts	3.5	4.3
Interest rate swap contract	13.6	12.1

The fair values were measured using significant other observable inputs and valued by reference to similar financial instruments, adjusted for restrictions and other terms specific to each instrument. These financial instruments are categorized as Level 2 under the fair value hierarchy.

The fair value of the liability for contingent consideration related to prior acquisitions was $72.6 million and $77.1 million at June 30, 2012 and December 31, 2011, respectively. The fair value was measured using significant unobservable inputs and is categorized as Level 3 under the fair value hierarchy.

Financial Instruments not Measured at Fair Value

The fair value of commercial paper borrowings of $303.5 million and $304.5 million at June 30, 2012 and December 31, 2011, respectively, approximated carrying value. The company maintains a $600 million five-year committed syndicated bank credit facility that expires in October 2016. The credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The facility includes pricing based on the company’s long-term credit rating and includes a financial covenant that limits the amount of total debt to total capitalization.

The estimated fair value of long-term debt including the effect of the related interest rate swap contract was approximately $1.0 billion at both periods ended June 30, 2012 and December 31, 2011. The fair value was estimated using dealer quotes for similarly-rated debt instruments over the remaining contractual term of the company’s obligation. Long-term debt is categorized as Level 2 under the fair value hierarchy.

Concentration Risk

Accounts receivable balances include sales to government-supported healthcare systems outside the United States. The company continues to monitor sovereign debt issues and economic conditions in Europe and evaluates accounts receivable in certain countries for potential collection risks. Deteriorating economic conditions and other factors in certain countries in Europe have resulted in, and may continue to result in, an increase in the average length of time that it takes to collect these accounts receivable and may require the company to re-evaluate the collectability of these receivables in future periods. The company is experiencing significant delays in the collection of accounts receivable associated with the national healthcare systems in Spain, Italy, Greece and Portugal. At June 30, 2012, the company’s accounts receivable, net of allowances, from the national healthcare systems in these countries and amounts past due greater than 365 days are as follows:

	Accounts receivable, net	Greater than 365 days past due
(dollars in millions)
Spain (A)	$39.5	$16.1
Italy	28.4	4.5
Greece	10.7	3.1
Portugal	5.3	1.8

	$83.9	$25.5

(A)	Subsequent cash collections in the third quarter of 2012 were approximately $29.4 million, of which $16.1 million related to receivables greater than 365 days past due.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2012, the Greek government approved a private sector bond exchange program for holders of Greek public debt, including those bonds held by the company. As a result, the company’s bonds were exchanged for a combination of new Greek government bonds, notes issued by the European Financial Stability Facility and detachable warrants linked to contingent growth performance targets. The bonds and notes are interest-bearing and have maturities of up to thirty years. These bonds and notes are classified as available-for-sale securities and are reported at fair value. In July 2012, the company sold these bonds and notes.

6. Inventories

Inventories consisted of:

	June 30, 2012	December 31, 2011
(dollars in millions)
Finished goods	$196.4	$189.9
Work in process	22.0	21.3
Raw materials	112.1	108.0

	$330.5	$319.2

7. Contingencies

General

In the ordinary course of business, the company is subject to various legal proceedings and claims, including, for example, product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes. In addition, the company operates in an industry susceptible to significant patent legal claims. The company accounts for estimated losses with respect to legal proceedings and claims when such losses are probable and reasonably estimable. Legal costs associated with these matters are expensed as incurred. At any given time, in the ordinary course of business, the company is involved as either a plaintiff or defendant in a number of patent infringement actions. If a third party’s patent infringement claim were to be determined against the company, the company might be required to make significant royalty or other payments or might be subject to an injunction or other limitation on its ability to manufacture or distribute one or more products. If a patent owned by or licensed to the company was determined to be invalid or unenforceable, the company might be required to reduce the value of certain intangible assets on the company’s balance sheet and to record a corresponding charge, which could be significant in amount. The company believes that any of these proceedings and claims could have a material adverse effect on its business, results of operations, financial condition and/or liquidity.

Product Liability Matters

As of July 19, 2012, approximately 1,710 federal and 905 state lawsuits involving individual claims by approximately 2,755 plaintiffs, as well as two putative class actions in the United States and four putative class actions in various Canadian provinces, have been filed or asserted against the company with respect to its Composix® Kugel® and certain other hernia repair implant products (collectively, the “Hernia Product Claims”). One of the U.S. class action lawsuits consolidates ten previously-filed U.S. class action lawsuits. The putative class actions, none of which has been certified, seek (i) medical monitoring, (ii) compensatory damages, (iii) punitive damages, (iv) a judicial finding of defect and causation and/or (v) attorneys’ fees. Approximately 890 of the state lawsuits, involving individual claims by a substantially equivalent number of plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions. The Hernia Product Claims also generally seek damages for personal injury resulting from use of the products. The company voluntarily recalled certain sizes and lots of the Composix® Kugel® products beginning in December 2005.

In June 2007, the Judicial Panel on Multidistrict Litigation (“JPML”) transferred Composix® Kugel® lawsuits pending in federal courts nationwide into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island. The MDL court subsequently determined to include other hernia repair products of the company in the MDL proceeding. The first MDL trial was completed in April 2010 and resulted in a judgment for the company based on the jury’s finding that the company was not liable for the plaintiff’s damages. The second MDL trial was completed in August 2010 and resulted in a judgment for the plaintiff of $1.5 million. On June 30, 2011, the company announced that it had reached agreements in principle with various plaintiffs’ law firms to settle the majority of its existing Hernia Product Claims. Each agreement is subject to certain conditions, including requirements for participation in the proposed settlements by a certain minimum

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

number of plaintiffs. In addition, the company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Hernia Product Claims, and intends to vigorously defend Hernia Product Claims that do not settle, including through litigation. Additional trials are scheduled throughout the second half of 2012. Based on these events, the company recorded to other (income) expense, net, a charge of $184.3 million ($180.6 million after tax) in the second quarter of 2011, which recognized the estimated costs of settling all Hernia Product Claims, including asserted and unasserted claims, and costs to administer the settlements. The charge excludes any costs associated with pending putative class action lawsuits. The company cannot give any assurances that the actual costs incurred with respect to the Hernia Product Claims will not exceed the amount of the charge together with amounts previously accrued. The company cannot give any assurances that the resolution of the Hernia Product Claims that have not settled, including asserted and unasserted claims and the putative class action lawsuits, will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

As of July 19, 2012, product liability lawsuits involving individual claims by approximately 1,035 plaintiffs have been filed or asserted against the company in various federal and state jurisdictions alleging personal injuries associated with the use of certain of the company’s surgical continence products for women, principally its Avaulta® line of products. In addition, a putative class action lawsuit has been filed against the company in Kentucky state court (all lawsuits, collectively, the “Women’s Health Product Claims”). The Women’s Health Product Claims generally seek damages for personal injury resulting from use of the products. The putative class action, which has not been certified, seeks (i) medical monitoring, (ii) compensatory damages, (iii) punitive damages, (iv) a judicial finding of defect and causation and/or (v) attorneys’ fees. With respect to certain of these claims, the company believes that one of its suppliers has an obligation to defend and indemnify the company. In October 2010, the JPML transferred the Women’s Health Product Claims involving solely Avaulta® products pending in federal courts nationwide into an MDL for coordinated pre-trial proceedings in the United States District Court for the Southern District of West Virginia. In February 2012, the JPML expanded the scope of and renamed the MDL pending in the United States District Court for the Southern District of West Virginia to include lawsuits involving all women’s surgical continence products that are manufactured or distributed by the company. In total, approximately 805 of the Women’s Health Product Claims are pending in federal courts and have been or will be transferred to the MDL in West Virginia, with the remainder of the Women’s Health Product Claims in other jurisdictions. Trial dates have been scheduled in the MDL beginning in February 2013. The first trial in one of these other jurisdictions was completed in July 2012 and resulted in a judgment against the company of approximately $3.6 million. The company intends to appeal this decision. The company does not believe that this verdict is representative of the potential outcomes of other Women’s Health Product Claims. While the company intends to vigorously defend the Women’s Health Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

As of July 19, 2012, product liability lawsuits involving individual claims by approximately 60 plaintiffs have been filed or asserted against the company in various federal and state jurisdictions alleging personal injuries associated with the use of the company’s vena cava filter products. In addition, a putative class action lawsuit has been filed against the company in California state court on behalf of plaintiffs who are alleged to have no present injury (all lawsuits, collectively, the “Filter Product Claims”). The putative class action, which has not been certified, seeks: (i) medical monitoring; (ii) punitive damages; (iii) a judicial finding of defect and causation; and/or (iv) attorneys’ fees. The first Filter Product Claim trial was completed in June 2012 and resulted in a judgment for the company based on the finding that the company was not liable for the plaintiff’s damages. The company expects additional trials of Filter Product Claims to take place over the next 12 months. While the company intends to vigorously defend the Filter Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

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

The company’s insurance coverage with respect to the Hernia Product Claims has been depleted. In connection with the Hernia Product Claims, the company is in dispute with one of its excess insurance carriers relating to an aggregate of $25 million of insurance receivables.

In connection with the Women’s Health Product Claims, the company is in dispute with one of its excess insurance carriers relating to an aggregate of $50 million of insurance coverage.

Other Legal Matters

In November 2006, the company received a subpoena issued by the U.S. Department of Health and Human Services, Office of Inspector General (“OIG”), under the authority of the federal healthcare fraud and false claims statutes, seeking documents related to the company’s brachytherapy business (the “Brachytherapy Matter”). On January 27, 2012, the company announced that it had reached a preliminary agreement with the civil and criminal divisions of the United States Attorney’s Office for the Northern District of Georgia to resolve claims with respect to the Brachytherapy Matter. In connection with this preliminary agreement, the company recorded to other (income) expense, net, a charge of approximately $51.0 million ($40.8 million after tax) in the fourth quarter of 2011. The ultimate settlement of this matter is subject to the negotiation and execution of definitive agreements, which will likely include civil settlement and non-prosecution agreements, and a corporate integrity agreement with the OIG. If the definitive agreements are not finalized, the eventual costs related to this matter could be materially different than the previously recorded charge, and the company cannot give any assurances that this matter will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

In December 2007, a U.S. District Court jury in Arizona found that certain of W.L. Gore & Associates Inc.’s (“Gore”) ePTFE vascular grafts and stent-grafts infringe the company’s patent number 6,436,135. The jury upheld the validity of the patent and awarded the company $185 million in past damages. The jury also found that Gore willfully infringed the patent. In a second phase of the trial, the District Court ruled that Gore failed to prove that the patent is unenforceable due to inequitable conduct. In March 2009, the District Court doubled the jury award to approximately $371 million for damages through June 2007. The District Court also awarded the company attorneys’ fees of $19 million and prejudgment interest of approximately $20 million. In addition, the District Court denied Gore’s remaining motions, including its motions for a new trial and to set aside the jury’s verdict. In July 2010, the District Court awarded the company approximately $109 million in additional damages for the period from July 2007 through March 2009. Gore has deposited or secured the foregoing amounts with the District Court. The District Court also assessed a royalty rate of between 12.5% and 20%, depending on the product, that will be used to calculate damages for Gore’s infringing sales from April 2009 through the expiration of the patent. Gore has made additional deposits with the District Court of approximately $367 million, representing Gore’s calculation of royalties for its infringing sales through March 2012. Gore appealed this matter to the Court of Appeals for the Federal Circuit (the “Court of Appeals”), which on February 10, 2012 affirmed the decision of the District Court. Gore filed a petition with the Court of Appeals for a rehearing of its appeal. On June 14, 2012, the Court of Appeals reaffirmed its February 10, 2012 decision, including the ongoing royalty rates as set by the District Court, with the exception of the issue of willfulness with respect to Gore’s infringement of Bard’s patent number 6,436,135, which was remanded to the District Court. Gore may request a review of the decision by the U.S. Supreme Court. Since the company considers this matter a gain contingency, no amounts have been recorded. Even if the company is ultimately successful in this lawsuit, it cannot give any assurances that royalties for Gore’s future infringing sales will remain at or near historic levels.

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

The company regularly monitors and evaluates the status of product liability and other legal matters, and may, from time-to-time, engage in settlement and mediation discussions taking into consideration developments in the matters and the risks and uncertainties surrounding litigation. These discussions could result in settlements of one or more of these claims at any time.

Accruals for product liability and other legal matters amounted to $194.7 million and $287.3 million at June 30, 2012 and December 31, 2011, respectively. Through June 30, 2012, the company made payments of $155.4 million to qualified settlement funds (“QSFs”), of which $6.2 million were made during the six months ended June 30, 2012, subject to certain settlement conditions, for certain Hernia Product Claims. Payments to QSFs were recorded as a component of restricted cash. Total payments of $100.0 million from these QSFs have been made to qualified claimants, of which $97.9 million were made during the six months ended June 30, 2012. In addition, other payments of $7.3 million have been made to qualified claimants, of which $4.7 million were made during the six months ended June 30, 2012. The company also has receivables from insurance companies amounting to $62.8 million and $51.0 million at June 30, 2012 and December 31, 2011, respectively, of which $26.4 million, at June 30, 2012, is the subject of the disputes with certain excess insurance carriers, as noted above. After considering the nature of the claims, coverage provisions under the policies, relevant legal issues, the advice and judgment of outside legal counsel, and other pertinent factors, the company believes its claims are meritorious and that it will collect these receivables.

The company is unable to estimate the reasonably possible losses or range of losses, if any, arising from certain existing product liability matters and other legal matters. Under U.S. generally accepted accounting principles, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight”. With respect to the Women’s Health Product Claims, the Filter Product Claims and the putative class action lawsuits that are part of the Hernia Product Claims, the company is unable to estimate a range of reasonably possible losses for the following reasons: (i) the proceedings are in early stages; (ii) the company has not received and reviewed complete information regarding the plaintiffs and their medical conditions; and/or (iii) there are significant factual issues to be resolved. In addition, with respect to the putative class action lawsuits that are part of the Hernia Product Claims and the Filter Product Claims, there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class.

8. Share-Based Compensation Plans

The company may grant a variety of share-based payments under the 2012 Long Term Incentive Plan of C. R. Bard, Inc., as amended and restated (formerly the 2003 Long Term Incentive Plan of C. R. Bard, Inc., as amended and restated) (the “Plan”) and the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc., as amended and restated (the “Directors’ Plan”) to certain directors, officers and employees. At the company’s Annual Meeting of Shareholders on April 18, 2012, the shareholders authorized an additional 2,750,000 shares for issuance under the Plan. In addition, shareholders approved an amendment modifying the structure of the Plan so that each stock option granted will reduce the number of total shares available under the Plan by one share, and each full-value share-based award will reduce the number of total shares available under the Plan by 2.87 shares. The total number of remaining shares at June 30, 2012 that may be issued under the Plan was 5,656,338 and under the Directors’ Plan was 49,099. Awards under the Plan may be in the form of stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, unrestricted stock and other stock-based awards. Awards under the Directors’ Plan may be in the form of stock awards, stock options or stock appreciation rights.

The company has two employee stock purchase programs. On April 18, 2012, the shareholders authorized an additional 750,000 shares for issuance under the Employee Stock Purchase Plan of C. R. Bard, Inc., as Amended and Restated (formerly the 1998 Employee Stock Purchase Plan of C. R. Bard, Inc., as Amended and Restated).

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recognized for share-based compensation are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(dollars in millions)
Total cost of share-based compensation plans	$13.6	$11.3	$27.5	$25.4
Amounts capitalized in inventory and fixed assets	(0.4)	(0.2)	(0.8)	(0.6)
Amounts recognized in income for amounts previously capitalized in inventory and fixed assets	0.4	0.4	0.8	0.8

Amounts charged against income	$13.6	$11.5	$27.5	$25.6

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

As of June 30, 2012, there were $86.1 million of unrecognized compensation expenses related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately three years. The company has sufficient shares to satisfy expected share-based payment arrangements in 2012.

9. Pension and Other Postretirement Benefit Plans

Defined Benefit Pension Plans - The company has both tax-qualified and nonqualified, noncontributory defined benefit pension plans that together cover certain domestic and foreign employees. These plans provide benefits based upon a participant’s compensation and years of service.

The components of net periodic pension cost are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(dollars in millions)
Service cost, net of employee contributions	$6.9	$6.8	$13.8	$13.5
Interest cost	4.9	4.7	9.7	9.4
Expected return on plan assets	(5.9)	(5.9)	(11.7)	(11.7)
Amortization	2.5	2.0	5.0	4.0

Net periodic pension cost	$8.4	$7.6	$16.8	$15.2

Other Postretirement Benefit Plan - The company does not provide subsidized postretirement healthcare benefits and life insurance coverage except for a limited number of former employees. As this plan is unfunded, contributions are made as benefits are incurred. The net periodic benefit cost was $0.1 million for both quarters ended June 30, 2012 and 2011. The net periodic benefit cost was $0.3 million for both of the six month periods ended June 30, 2012 and 2011.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Shareholders’ Investment

The company repurchased approximately 1.8 million shares of common stock for $162.6 million during the six months ended June 30, 2012 under a previously announced $500 million share repurchase program.

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

The accumulated balances related to each component of other comprehensive income (loss) are as follows:

	Change in Derivative Instruments Designated As Cash Flow Hedges	Foreign Currency Translation Adjustment	Benefit Plan Adjustments	Available-for-Sale Securities	Accumulated Other Comprehensive (Loss) Income
(dollars in millions)
Balance at December 31, 2011	$(1.4)	$41.1	$(106.3)	$—	$(66.6)
Other comprehensive income (loss) before income taxes	3.7	(39.2)	5.2	—	(30.3)
Income tax (provision) benefit related to other comprehensive income (loss) items (A)	(1.7)	—	(1.8)	—	(3.5)

Balance at June 30, 2012	$0.6	$1.9	$(102.9)	$—	$(100.4)

Balance at December 31, 2010	$—	$29.0	$(85.2)	$—	$(56.2)
Other comprehensive income (loss) before income taxes	0.1	51.3	4.0	(2.8)	52.6
Income tax (provision) benefit related to other comprehensive income (loss) items (A)	(0.1)	—	(1.4)	0.7	(0.8)

Balance at June 30, 2011	$—	$80.3	$(82.6)	$(2.1)	$(4.4)

(A)	Income taxes are not provided for foreign currency translation adjustments.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net sales based on the location of external customers by geographic region are:

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(dollars in millions)
United States	$490.0	$479.9	$986.2	$967.0
Europe	130.9	138.0	253.7	256.1
Japan	41.5	35.0	80.6	67.8
Other	80.2	72.1	152.1	134.4

	$742.6	$725.0	$1,472.6	$1,425.3

Total net sales by product group category are:

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(dollars in millions)
Vascular	$221.3	$215.2	$430.5	$413.5
Urology	188.8	182.7	373.9	362.2
Oncology	199.1	192.8	398.0	379.2
Surgical Specialties	111.4	110.9	226.1	225.8
Other	22.0	23.4	44.1	44.6

	$742.6	$725.0	$1,472.6	$1,425.3

Other information is:

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(dollars in millions)
Depreciation	$13.9	$13.5	$27.0	$26.8

Amortization	$20.5	$15.1	$40.8	$30.0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis provides a review of the results of operations, financial condition and the liquidity and capital resources of C. R. Bard and its subsidiaries (the “company” or “Bard”). The following discussion should be read in conjunction with Bard’s 2011 Annual Report on Form 10-K, and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. Certain statements contained herein may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995; see “Risks and Uncertainties; Cautionary Statement Regarding Forward-Looking Information” below.

Overview

The company designs, develops, manufactures, packages, distributes and sells medical, surgical, diagnostic and patient care devices. The company sells a broad range of products to hospitals, individual healthcare professionals, extended care health facilities and alternate site facilities on a global basis. Outside the United States, Europe and Japan are the company’s largest markets, while certain emerging markets in Asia and Latin America are the company’s fastest growing markets. In general, the company’s products are intended to be used once and then discarded or either temporarily or permanently implanted. The company reports sales in four major product group categories: vascular; urology; oncology; and surgical specialties. The company also has a product group category of other products.

The company’s earnings are driven by its ability to continue to generate sales of its products and improve operating efficiency. Bard’s ability to increase sales over time depends upon its success in developing, acquiring and marketing differentiated products that meet the needs of clinicians and their patients. For the six months ended June 30, 2012, the company’s research and development (“R&D”) expense as a percentage of net sales was 6.7%. The company expects R&D expense as a percentage of net sales to increase in future years. The company also makes selective acquisitions of businesses, products and technologies, generally focusing on small-to-medium sized transactions to provide ongoing growth opportunities. In addition, the company may from time-to-time consider acquisitions of larger, established companies. The company may also periodically divest lines of business in which it is not able to reasonably attain or maintain a leadership position in the market or for other strategic reasons.

Results of Operations

Net Sales

Bard’s consolidated net sales for the quarter ended June 30, 2012 increased 2% on a reported basis (4% on a constant currency basis) compared to the same period in the prior year. Bard’s consolidated net sales for the six months ended June 30, 2012 increased 3% on a reported basis (4% on a constant currency basis) compared to the same period in the prior year. Net sales “on a constant currency basis” is a non-GAAP measure and should not be viewed as a replacement of GAAP results. See “Management’s Use of Non-GAAP Measures” below. Price changes had the effect of decreasing consolidated net sales for both the quarter and six months ended June 30, 2012 by approximately 150 basis points as compared to the same periods in the prior year. Exchange rate fluctuations had the effect of decreasing consolidated net sales for the quarter and six months ended June 30, 2012 by 2% and 1%, respectively, as compared to the same periods in the prior year. The primary exchange rate movement that impacts net sales is the movement of the Euro compared to the U.S. dollar. The impact of exchange rate movements on net sales is not indicative of the impact on net earnings due to the offsetting impact of exchange rate movements on operating costs and expenses, costs incurred in other currencies and the company’s hedging activities.

Bard’s United States net sales of $490.0 million for the quarter ended June 30, 2012 increased 2% compared to $479.9 million in the prior year quarter. Growth in United States net sales has moderated in recent quarters, a trend that may continue. International net sales of $252.6 million for the quarter ended June 30, 2012 increased 3% on a reported basis (8% on a constant currency basis) compared to $245.1 million in the prior year quarter. Bard’s United States net sales of $986.2 million for the six months ended June 30, 2012 increased 2% compared to $967.0 million in the prior year period. International net sales of $486.4 million for the six months ended June 30, 2012 increased 6% on a reported basis (9% on a constant currency basis) compared to $458.3 million in the prior year period.

A summary of net sales by product group category is as follows:

Product Group Summary of Net Sales

	Quarter Ended June 30,				Six Months Ended June 30,
	2012	2011	Change	Constant Currency	2012	2011	Change	Constant Currency
(dollars in millions)
Vascular	$221.3	$215.2	3%	6%	$430.5	$413.5	4%	6%
Urology	188.8	182.7	3%	5%	373.9	362.2	3%	4%
Oncology	199.1	192.8	3%	4%	398.0	379.2	5%	5%
Surgical Specialties	111.4	110.9	—	2%	226.1	225.8	—	1%
Other	22.0	23.4	(6)%	(6)%	44.1	44.6	(1)%	(1)%

Total net sales	$742.6	$725.0	2%	4%	$1,472.6	$1,425.3	3%	4%

Vascular Products - Bard markets a wide range of products for the peripheral vascular market, including endovascular products, electrophysiology products and vascular graft products. The increase in consolidated net sales of vascular products for the quarter and six months ended June 30, 2012 compared to the prior year periods was due primarily to growth in endovascular products. United States net sales of vascular products for the quarter ended June 30, 2012 decreased 1% compared to the prior year quarter. International net sales of vascular products for the quarter ended June 30, 2012 increased 8% on a reported basis (15% on a constant currency basis) compared to the prior year quarter. United States net sales of vascular products for the six months ended June 30, 2012 were flat compared to the prior year period. International net sales of vascular products for the six months ended June 30, 2012 increased 9% on a reported basis (14% on a constant currency basis) compared to the prior year period.

Consolidated net sales of endovascular products for the quarter ended June 30, 2012 increased 7% on a reported basis (9% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of endovascular products for the six months ended June 30, 2012 increased 8% on a reported basis (9% on a constant currency basis) compared to the prior year period. Stents and percutaneous transluminal angioplasty balloon catheters were primary contributors to the growth in this category for the quarter and six months ended June 30, 2012. Net sales of stents for the quarter and six months ended June 30, 2012 have benefited from an issue with the availability of a competitor’s products.

Consolidated net sales of electrophysiology products for the quarter ended June 30, 2012 decreased 6% on a reported basis (2% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of electrophysiology products for the six months ended June 30, 2012 decreased 4% on a reported basis (2% on a constant currency basis) compared to the prior year period.

Consolidated net sales of vascular graft products for the quarter ended June 30, 2012 decreased 10% on a reported basis (7% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of vascular graft products for the six months ended June 30, 2012 decreased 8% on a reported basis (6% on a constant currency basis) compared to the prior year period.

Urology Products - Bard markets a wide range of products for the urology market, including basic drainage products, continence products and urological specialty products. Bard also markets StatLock® catheter stabilization products, which are used to secure many types of catheters sold by Bard and other companies. The majority of basic drainage products, StatLock® catheter stabilization devices and certain urological specialty products are sold through distributors. Bard also markets Targeted Temperature Management™ products, acquired in November 2011, for therapeutic hypothermia. The increase in consolidated net sales of urology products for the quarter and six months ended June 30, 2012 compared to the prior year period included 5 percentage points of growth on a reported basis (6 percentage points of growth on a constant currency basis) from the addition of Targeted Temperature Management™ products. This growth was partially offset by declines in sales of continence products and urological specialty products, a trend that may continue. United States net sales of urology products for the quarter ended June 30, 2012 increased 5% compared to the prior year quarter. International net sales of urology products for the quarter ended June 30, 2012 were flat on a reported basis (increased 4% on a constant currency basis) compared to the prior year quarter. United States net sales of urology products for the six months ended June 30, 2012 increased 3% compared to the prior year period. International net sales of urology products for the six months ended June 30, 2012 increased 3% on a reported basis (6% on a constant currency basis) compared to the prior year period.

Consolidated net sales of basic drainage products for the quarter ended June 30, 2012 were flat on a reported basis (increased 1% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of infection control Foley catheter products for the quarter ended June 30, 2012 decreased 3% on a reported basis (2% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of basic drainage products for the six months ended June 30, 2012 were flat on both a reported basis and constant currency basis compared to the prior year period. Consolidated net sales of infection control Foley catheter products for the six months ended June 30, 2012 decreased 3% on both a reported basis and constant currency basis compared to the prior year period.

Consolidated net sales of urological specialty products, which include brachytherapy products, for the quarter ended June 30, 2012 decreased 13% on a reported basis (10% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of brachytherapy products for the quarter ended June 30, 2012 decreased 18% on a reported basis (14% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of urological specialty products for the six months ended June 30, 2012 decreased 7% on a reported basis (5% on a constant currency basis) compared to the prior year period. Consolidated net sales of brachytherapy products for the six months ended June 30, 2012 decreased 9% on a reported basis (7% on a constant currency basis) compared to the prior year period. The brachytherapy market has been losing procedural share to alternative therapies, a trend that may continue.

Consolidated net sales of continence products for the quarter ended June 30, 2012 decreased 8% on a reported basis (6% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of continence products for the six months ended June 30, 2012 decreased 12% on a reported basis (10% on a constant currency basis) compared to the prior year period. Net sales for the quarter and six months ended June 30, 2012 were impacted by the discontinuation of sales of a bulking continence product and by a decline in sales of surgical continence products, a trend that may continue.

Consolidated net sales of the StatLock® catheter stabilization product line for the quarter ended June 30, 2012 increased 1% on both a reported basis and constant currency basis compared to the prior year quarter. Consolidated net sales of the StatLock® catheter stabilization product line for the six months ended June 30, 2012 were flat on both a reported basis and constant currency basis compared to the prior year period.

Oncology Products - Bard’s oncology business includes specialty vascular access products and enteral feeding devices. Specialty vascular access products include peripherally inserted central catheters (“PICCs”) used for intermediate to long-term central venous access, specialty access ports and accessories (“Ports”) used most commonly for chemotherapy, dialysis access catheters and vascular access ultrasound devices which help facilitate the placement of PICCs. The increase in consolidated net sales of oncology products for the quarter ended June 30, 2012 compared to the prior year quarter was due primarily to growth in sales of PICCs. United States net sales of oncology products for the quarter ended June 30, 2012 increased 3% compared to the prior year quarter. International net sales of oncology products for the quarter ended June 30, 2012 increased 3% on a reported basis (6% on a constant currency basis) compared to the prior year quarter. United States net sales of oncology products for the six months ended June 30, 2012 increased 4% compared to the prior year period. International net sales of oncology products for the six months ended June 30, 2012 increased 8% on a reported basis (10% on a constant currency basis) compared to the prior year period.

Consolidated net sales of PICCs for the quarter ended June 30, 2012 increased 6% on a reported basis (7% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of PICCs for the six months ended June 30, 2012 increased 7% on a reported basis (8% on a constant currency basis) compared to the prior year period. Consolidated net sales of Ports for the quarter ended June 30, 2012 decreased 1% on a reported basis (were flat on a constant currency basis) compared to the prior year quarter. Consolidated net sales of Ports for the six months ended June 30, 2012 increased 1% on a reported basis (2% on a constant currency basis) compared to the prior year period.

Consolidated net sales of dialysis access catheters for the quarter ended June 30, 2012 increased 2% on a reported basis (3% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of dialysis access catheters for the six months ended June 30, 2012 increased 1% on a reported basis (2% on a constant currency basis) compared to the prior year period. Consolidated net sales of vascular access ultrasound devices for the quarter ended June 30, 2012 increased 9% on a reported basis (10% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of vascular access ultrasound devices for the six months ended June 30, 2012 increased 11% on a reported basis (12% on a constant currency basis) compared to the prior year period.

Surgical Specialty Products - Surgical specialty products include soft tissue repair, performance irrigation and hemostasis product lines. United States net sales of surgical specialty products for the quarter ended June 30, 2012 increased 3% compared to the prior year quarter. International net sales of surgical specialty products for the quarter ended June 30, 2012 decreased 5% on a reported basis (1% on a constant currency basis) compared to the prior year quarter. United States net sales of surgical specialty products for the six months ended June 30, 2012 were flat compared to the prior year period. International net sales of surgical specialty products for the six months ended June 30, 2012 were flat on a reported basis (increased 3% on a constant currency basis) compared to the prior year period.

The soft tissue repair product line includes synthetic and natural-tissue hernia repair implants, natural-tissue breast reconstruction implants and hernia fixation products. Consolidated net sales of soft tissue repair products for the quarter ended June 30, 2012 increased 1% on a reported basis (2% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of soft tissue repair products for the six months ended June 30, 2012 increased 1% on a reported basis (2% on a constant currency basis) compared to the prior year period. The company’s net sales in this category for the quarter and six months ended June 30, 2012 were favorably impacted by growth in sales of synthetic hernia repair implants and natural-tissue breast reconstruction implants. This growth was partially offset by declines in natural-tissue hernia repair implants and hernia fixation products, a trend that may continue.

Other Products - The other product group includes irrigation, wound drainage and certain original equipment manufacturers’ products.

Costs and Expenses

A summary of costs and expenses as a percentage of net sales is as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012(A)	2011
Cost of goods sold	38.5%	38.0%	38.4%	37.9%
Marketing, selling and administrative expense	27.7%	27.1%	27.7%	27.4%
Research and development expense	6.7%	6.5%	6.7%	6.7%
Interest expense	1.3%	1.2%	1.3%	1.3%
Other (income) expense, net	0.8%	26.8%	0.4%	13.6%

Total costs and expenses	75.0%	99.6%	74.4%	86.9%

(A)	Amounts do not add due to rounding.

Cost of goods sold - Cost of goods sold consists principally of the manufacturing and distribution costs of the company’s products. The category also includes royalties, amortization of intangible assets and the impact of certain hedging activities. Cost of goods sold as a percentage of net sales for both the quarter and six months ended June 30, 2012 increased 50 basis points compared to the prior year periods. Incremental amortization of intangible assets acquired in 2011 and 2012 increased the cost of goods sold as a percentage of net sales by approximately 70 basis points over both the prior year quarter and six month period.

Marketing, selling and administrative expense - Marketing, selling and administrative expense consists principally of the costs associated with the company’s sales and administrative organizations. These costs as a percentage of net sales for the quarter ended June 30, 2012 increased 60 basis points compared to the prior year quarter. These costs as a percentage of net sales for the six months ended June 30, 2012 increased 30 basis points compared to the prior year period.

Research and development expense - Research and development expense consists principally of costs related to internal research and development activities, milestone payments for third-party research and development activities, and acquired in-process R&D (“IPR&D”) costs arising from the company’s business development activities. IPR&D payments may impact the comparability of the company’s results of operations between periods. Research and development expense for the quarter ended June 30, 2012 was $50.1 million, an increase of approximately 7% compared to the prior year quarter. Research and development expense for the six months ended June 30, 2012 was $98.3 million, an increase of approximately 4% compared to the prior year period. An IPR&D charge of $3.0 million was recorded for the six months ended June 30, 2011.

Interest expense - Interest expense was $9.7 million and $9.0 million for the quarters ended June 30, 2012 and 2011, respectively. Interest expense was $19.2 million and $18.1 million for the six months ended June 30, 2012 and 2011, respectively.

Other (income) expense, net - The components of other (income) expense, net, are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(dollars in millions)
Interest income	$(3.2)	$(1.2)	$(3.6)	$(1.9)
Foreign exchange losses	1.5	0.2	0.4	0.1
Asset impairments	9.0	—	9.0	—
Restructuring	(1.6)	(1.1)	(1.6)	(1.1)
Legal settlements and commitments	—	195.5	—	195.5
Other, net	0.5	0.7	1.2	1.6

Total other (income) expense, net	$6.2	$194.1	$5.4	$194.2

Asset impairments - For the quarter and six months ended June 30, 2012, the amounts reflect impairments of assets not related to operations.

Restructuring - For the quarter and six months ended June 30, 2012, the amounts reflect the reversal of certain restructuring costs recognized in the second half of 2011. For the quarter and six months ended June 30, 2011, the amounts reflect the reversal of certain restructuring costs recognized in the second half of 2010.

Legal settlements and commitments - For the quarter and six months ended June 30, 2011, the amounts reflect the estimated costs of settling all Hernia Product Claims (other than the putative class action lawsuits), including costs to administer the settlements, (see Note 7 of the notes to condensed consolidated financial statements) and certain other legal settlements and commitments.

Income Tax Provision

The effective tax rate for both the quarter and six months ended June 30, 2012 was approximately 28%. The effective tax rate in both the prior year quarter and prior six month period reflected the discrete tax effect for legal settlements, primarily related to Hernia Product Claims, which were incurred in a low tax jurisdiction.

Net Income (Loss) and Earnings (Loss) Per Share Available to Common Shareholders

The company reported net income and diluted earnings per share available to common shareholders for the quarter ended June 30, 2012 of $133.9 million and $1.54, respectively. Net loss and diluted loss per share available to common shareholders for the prior year quarter was $(47.8) million and $(0.55), respectively. The current year quarter reflects asset impairments of $5.8 million, or $0.07 per diluted share, a reversal of certain restructuring costs of $1.1 million, or $0.01 per diluted share, and acquisition-related items, primarily consisting of purchase accounting adjustments, of $0.8 million, or $0.01 per diluted share. The current year quarter also reflects an increase to the income tax provision of $1.1 million, or $0.01 per diluted share, due to the write-down of a tax receivable in a foreign jurisdiction. The prior year quarter reflects legal settlements and commitments of $189.5 million, or $2.10 per diluted share. The prior year quarter also reflects acquisition-related items, consisting of transaction costs (primarily legal costs), of $0.8 million, or $0.01 per diluted share and reflects a reversal of certain restructuring costs of $0.8 million or $0.01 per diluted share.

The company reported net income and diluted earnings per share available to common shareholders for the six months ended June 30, 2012 of $272.6 million and $3.14, respectively. Net income and diluted earnings per share available to common shareholders for the six months ended June 30, 2011 was $84.1 million and $0.94, respectively. The current six month period reflects asset impairments of $5.8 million, or $0.07 per diluted share, acquisition-related items, primarily consisting of purchase accounting adjustments and integration costs, of $1.6 million, or $0.02 per diluted share, and a reversal of certain restructuring costs of $1.1 million, or $0.01 per diluted share. The current six month period also reflects an increase to the income tax provision of $1.1 million, or $0.01 per diluted share, due to the write-down of a tax receivable in a foreign jurisdiction. The prior six month period reflects legal settlements and commitments of $189.5 million, or $2.12 per diluted share. The prior six month period also reflects acquisition-related items, primarily consisting of an IPR&D charge, of $2.6 million, or $0.03 per diluted share and reflects a reversal of certain restructuring cost of $0.8 million, or $0.01 per diluted share.

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

	2012	2011
(dollars in millions)
Working capital	$1,009.5	$1,421.1

Current ratio	2.37/1	4.14/1

Cash and cash equivalents held by the company’s foreign subsidiaries were $711.5 million and $586.9 million at June 30, 2012 and December 31, 2011, respectively. It is the company’s intention to permanently reinvest the majority of these funds outside the United States to finance foreign operations, and the company’s plans do not demonstrate a need to repatriate these funds. If these funds are needed for U.S. operations or can no longer be permanently reinvested outside the United States, the company would be required to accrue and pay U.S. taxes on the earnings associated with these funds. In the United States, ongoing operating cash flows and available borrowings under the company’s committed syndicated bank credit facility provide it with sufficient liquidity.

For the six months ended June 30, 2012 and 2011, net cash provided by operating activities was $233.7 million and $309.4 million, respectively. The decrease in net cash provided by operating activities reflects current year payments to claimants for Hernia Product Claims recorded in 2011.

For the six months ended June 30, 2012, net cash provided by investing activities was $53.1 million compared to the $40.7 million used in cash for investing activities in the prior year period. Capital expenditures were approximately $42.3 million and $31.7 million for the six month periods ended June 30, 2012 and 2011, respectively. Net cash provided by investing activities in the current period reflects an increase of $91.7 million related to the release of restricted cash from qualified settlement funds to claimants pursuant to the settlement of certain Hernia Product Claims.

For the six months ended June 30, 2012, the company used $156.3 million in cash for financing activities, compared to the $12.8 million used in the prior year period. Total debt was $1.2 billion at both periods ended June 30, 2012 and December 31, 2011. Total debt to total capitalization was 38.7% and 40.5% at June 30, 2012 and December 31, 2011, respectively. The company spent approximately $177.0 million to repurchase 1,927,316 shares of common stock in the six months ended June 30, 2012. The company did not repurchase any shares for the six month period ended June 30, 2011. The company paid cash dividends of $0.38 per share and $0.36 per share for the six month periods ended June 30, 2012 and 2011, respectively.

The company maintains a $600 million five-year committed syndicated bank credit facility that expires in October 2016. The credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The facility includes pricing based on the company’s long-term credit rating and includes a financial covenant that limits the amount of total debt to total capitalization. The company had outstanding commercial paper borrowings of $303.5 million and $304.5 million at June 30, 2012 and December 31, 2011, respectively.

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

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of June 30, 2012. Based upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2012, the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to accomplish their objectives at the reasonable assurance level. There have been no changes in internal control over financial reporting for the quarter ended June 30, 2012 that have materially affected, or are likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

General

In the ordinary course of business, the company is subject to various legal proceedings and claims, including, for example, product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes. In addition, the company operates in an industry susceptible to significant patent legal claims. At any given time, in the ordinary course of business, the company is involved as either a plaintiff or defendant in a number of patent infringement actions. If a third party’s patent infringement claim were to be determined against the company, the company might be required to make significant royalty or other payments or might be subject to an injunction or other limitation on its ability to manufacture or distribute one or more products. If a patent owned by or licensed to the company was determined to be invalid or unenforceable, the company might be required to reduce the value of certain intangible assets on the company’s balance sheet and to record a corresponding charge, which could be significant in amount. The company believes that any of these proceedings and claims could have a material adverse effect on its business, results of operations, financial condition and/or liquidity.

Product Liability Matters

As of July 19, 2012, approximately 1,710 federal and 905 state lawsuits involving individual claims by approximately 2,755 plaintiffs, as well as two putative class actions in the United States and four putative class actions in various Canadian provinces, have been filed or asserted against the company with respect to its Composix® Kugel® and certain other hernia repair implant products (collectively, the “Hernia Product Claims”). One of the U.S. class action lawsuits consolidates ten previously-filed U.S. class action lawsuits. The putative class actions, none of which has been certified, seek (i) medical monitoring, (ii) compensatory damages, (iii) punitive damages, (iv) a judicial finding of defect and causation and/or (v) attorneys’ fees. Approximately 890 of the state lawsuits, involving individual claims by a substantially equivalent number of plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions. The Hernia Product Claims also generally seek damages for personal injury resulting from use of the products. The company voluntarily recalled certain sizes and lots of the Composix® Kugel® products beginning in December 2005.

In June 2007, the Judicial Panel on Multidistrict Litigation (“JPML”) transferred Composix® Kugel® lawsuits pending in federal courts nationwide into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island. The MDL court subsequently determined to include other hernia repair products of the company in the MDL proceeding. The first MDL trial was completed in April 2010 and resulted in a judgment for the company based on the jury’s finding that the company was not liable for the plaintiff’s damages. The second MDL trial was completed in August 2010 and resulted in a judgment for the plaintiff of $1.5 million. On June 30, 2011, the company announced that it had reached agreements in principle with various plaintiffs’ law firms to settle the majority of its existing Hernia Product Claims. Each agreement is subject to certain conditions, including requirements for participation in the proposed settlements by a certain minimum number of plaintiffs. In addition, the company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Hernia Product Claims, and intends to vigorously defend Hernia Product Claims that do not settle, including through litigation. Additional trials are scheduled throughout the second half of 2012. Based on these events, the company incurred a charge of $184.3 million ($180.6 million after tax) in the second quarter of 2011, which recognized the estimated costs of settling all Hernia Product Claims, including asserted and unasserted claims, and costs to administer the settlements. The charge excludes any costs associated with pending putative class action lawsuits. The company cannot give any assurances that the actual costs incurred with respect to the Hernia Product Claims will not exceed the amount of the charge together with amounts previously accrued. The company cannot give any assurances that the resolution of the Hernia Product Claims that have not settled, including asserted and unasserted claims and the putative class action lawsuits, will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity. For more information, see Item 1A. “Risk Factors” in the company’s 2011 Annual Report on Form 10-K.

As of July 19, 2012, product liability lawsuits involving individual claims by approximately 1,035 plaintiffs have been filed or asserted against the company in various federal and state jurisdictions alleging personal injuries associated with the use of certain of the company’s surgical continence products for women, principally its Avaulta® line of products. In addition, a putative class action lawsuit has been filed against the company in Kentucky state court (all lawsuits, collectively, the “Women’s Health Product Claims”). The Women’s Health Product Claims generally seek damages for personal injury resulting from use of the products. The putative class action, which has not been certified, seeks (i) medical monitoring, (ii) compensatory damages, (iii) punitive damages, (iv) a judicial finding of defect and causation and/or (v) attorneys’ fees. With respect to certain of these claims, the company believes that one of its suppliers has an obligation to defend and indemnify the company. In October 2010, the JPML transferred the Women’s Health Product Claims involving solely Avaulta® products pending in federal courts nationwide into an

MDL for coordinated pre-trial proceedings in the United States District Court for the Southern District of West Virginia. In February 2012, the JPML expanded the scope of and renamed the MDL pending in the United States District Court for the Southern District of West Virginia to include lawsuits involving all women’s surgical continence products that are manufactured or distributed by the company. In total, approximately 805 of the Women’s Health Product Claims are pending in federal courts and have been or will be transferred to the MDL in West Virginia, with the remainder of the Women’s Health Product Claims in other jurisdictions. Trial dates have been scheduled in the MDL beginning in February 2013. The first trial in one of these other jurisdictions was completed in July 2012 and resulted in a judgment against the company of approximately $3.6 million. The company intends to appeal this decision. The company does not believe that this verdict is representative of the potential outcomes of other Women’s Health Product Claims. While the company intends to vigorously defend the Women’s Health Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

As of July 19, 2012, product liability lawsuits involving individual claims by approximately 60 plaintiffs have been filed or asserted against the company in various federal and state jurisdictions alleging personal injuries associated with the use of the company’s vena cava filter products. In addition, a putative class action lawsuit has been filed against the company in California state court on behalf of plaintiffs who are alleged to have no present injury (all lawsuits, collectively, the “Filter Product Claims”). The putative class action, which has not been certified, seeks: (i) medical monitoring; (ii) punitive damages; (iii) a judicial finding of defect and causation; and/or (iv) attorneys’ fees. The first Filter Product Claim trial was completed in June 2012 and resulted in a judgment for the company based on the finding that the company was not liable for the plaintiff’s damages. The company expects additional trials of Filter Product Claims to take place over the next 12 months. While the company intends to vigorously defend the Filter Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

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

The company’s insurance coverage with respect to the Hernia Product Claims has been depleted. In connection with the Hernia Product Claims, the company is in dispute with one of its excess insurance carriers relating to an aggregate of $25 million of insurance receivables.

In connection with the Women’s Health Product Claims, the company is in dispute with one of its excess insurance carriers relating to an aggregate of $50 million of insurance coverage.

Other Legal Matters

In November 2006, the company received a subpoena issued by the U.S. Department of Health and Human Services, Office of Inspector General (“OIG”), under the authority of the federal healthcare fraud and false claims statutes seeking documents related to the company’s brachytherapy business (the “Brachytherapy Matter”). On January 27, 2012, the company announced that it had reached a preliminary agreement with the civil and criminal divisions of the United States Attorney’s Office for the Northern District of Georgia to resolve claims with respect to the Brachytherapy Matter. In connection with this preliminary agreement, the company recorded a charge of approximately $51.0 million ($40.8 million after tax) in the fourth quarter of 2011. The ultimate settlement of this matter is subject to the negotiation and execution of definitive agreements, which will likely include civil settlement and non-prosecution agreements, and a corporate integrity agreement with the OIG. If the definitive agreements are not finalized, the eventual costs related to this matter could be materially different than the previously recorded charge, and the company cannot give any assurances that this matter will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

In December 2007, a U.S. District Court jury in Arizona found that certain of W.L. Gore & Associates Inc.’s (“Gore”) ePTFE vascular grafts and stent-grafts infringe the company’s patent number 6,436,135. The jury upheld the validity of the patent and awarded the company $185 million in past damages. The jury also found that Gore willfully infringed the patent. In a second phase of the trial, the District Court ruled that Gore failed to prove that the patent is unenforceable due to inequitable conduct. In March 2009, the District Court doubled the jury award to approximately $371 million for damages through June 2007. The District Court also awarded the company attorneys’ fees of $19 million and prejudgment interest of approximately $20 million. In addition, the District Court denied Gore’s remaining motions, including its motions for a new trial and to set aside the jury’s verdict. In July 2010, the District Court awarded the company approximately $109 million in additional damages for the period from July 2007 through March 2009. Gore has deposited or secured the foregoing amounts with the District Court. The District Court also assessed a royalty rate of between 12.5% and 20%, depending on the product, that will be used to calculate damages for Gore’s infringing sales from April 2009 through the expiration of the patent. Gore has made additional deposits with the District Court of approximately $367 million, representing Gore’s calculation of royalties for its infringing sales through March 2012. Gore appealed this matter to the Court of Appeals for the Federal Circuit (the “Court of Appeals”), which on February 10, 2012 affirmed the decision of the District Court. Gore filed a petition with the Court of Appeals for a rehearing of its appeal. On June 14, 2012, the Court of Appeals reaffirmed its February 10, 2012 decision, including the ongoing royalty rates as set by the District Court, with the exception of the issue of willfulness with respect to Gore’s infringement of Bard’s patent number 6,436,135, which was remanded to the District Court. Gore may request a review of the decision by the U.S. Supreme Court. Since the company considers this matter a gain contingency, no amounts have been recorded. Even if the company is ultimately successful in this lawsuit, it cannot give any assurances that royalties for Gore’s future infringing sales will remain at or near historic levels.

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

The company regularly monitors and evaluates the status of product liability and other legal matters, and may, from time-to-time, engage in settlement and mediation discussions taking into consideration developments in the matters and the risks and uncertainties surrounding litigation. These discussions could result in settlements of one or more of these claims at any time.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A. in Bard’s 2011 Annual Report on

Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the shares of the company’s common stock repurchased during the quarter ended June 30, 2012:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs(2)
April 1 - April 30, 2012	3,531	$96.31	—	$143,053,418
May 1 - May 31, 2012	550,000	99.56	550,000	88,296,656
June 1 - June 30, 2012	478	98.52	—	588,296,656

Total	554,009	$99.54	550,000	$588,296,656

(1)	The company repurchased 4,009 shares during the three month period ended June 30, 2012 that were not part of the publicly-announced share repurchase authorization. These shares were purchased from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.
(2)	On June 9, 2010, the Board of Directors approved the repurchase of up to $500 million of common stock. The Board of Directors approved an additional repurchase of up to $500 million of common stock on June 13, 2012.

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

Item 6. Exhibits

Number	Description
3.1	Certificate of Change of Registered Agent, effective June 15, 2012, filed as Exhibit 3a to the company’s June 15, 2012 Form 8-K, is incorporated herein by reference.
3.2	Restated Certificate of Incorporation, effective June 18, 2012, filed as Exhibit 3b to the company’s June 15, 2012 Form 8-K, is incorporated herein by reference.
3.3	Amended and Restated By-Laws, effective as of April 18, 2012, filed as Exhibit 3b to the company’s April 20, 2012 Form 8-K, is incorporated herein by reference.
12.1	Computation of Ratio of Earnings to Fixed Charges*
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer (furnished herewith)
32.2	Section 1350 Certification of Chief Financial Officer (furnished herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C. R. BARD, INC.
(Registrant)
Date: July 26, 2012

/s/ CHRISTOPHER S. HOLLAND
Christopher S. Holland Senior Vice President and Chief Financial Officer

/s/ FRANK LUPISELLA JR.
Frank Lupisella Jr. Vice President and Controller

INDEX TO EXHIBITS

Number	Description
3.1	Certificate of Change of Registered Agent, effective June 15, 2012, filed as Exhibit 3a to the company’s June 15, 2012 Form 8-K, is incorporated herein by reference.
3.2	Restated Certificate of Incorporation, effective June 18, 2012, filed as Exhibit 3b to the company’s June 15, 2012 Form 8-K, is incorporated herein by reference.
3.3	Amended and Restated By-Laws, effective as of April 18, 2012, filed as Exhibit 3b to the company’s April 20, 2012 Form 8-K, is incorporated herein by reference.
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer (furnished herewith)
32.2	Section 1350 Certification of Chief Financial Officer (furnished herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document