Form 10-Q
period 2012-09-30
BARD C R INC /NJ/
filed 2012-10-24
CIK 9892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2012
Common Stock - $0.25 par value	82,311,961

C. R. BARD, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands except per share amounts, unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$722,900	$719,200	$2,195,500	$2,144,500

Costs and expenses:
Cost of goods sold	272,600	274,900	837,700	815,200
Marketing, selling and administrative expense	196,600	189,300	604,300	580,400
Research and development expense	52,200	46,900	150,500	141,800
Interest expense	9,700	9,000	28,900	27,100
Other (income) expense, net	13,600	17,000	19,000	211,200

Total costs and expenses	544,700	537,100	1,640,400	1,775,700

Income from operations before income taxes	178,200	182,100	555,100	368,800

Income tax provision	48,900	52,000	153,200	154,600

Net income	$129,300	$130,100	$401,900	$214,200

Basic earnings per share available to common shareholders	$1.52	$1.48	$4.70	$2.44

Diluted earnings per share available to common shareholders	$1.50	$1.46	$4.64	$2.40

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands, unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$129,300	$130,100	$401,900	$214,200

Other comprehensive income (loss), net of tax
Change in derivative instruments designated as cash flow hedges	100	(4,100)	2,100	(4,100)
Foreign currency translation adjustments	14,900	(9,400)	(24,300)	41,900
Benefit plan adjustments	1,800	1,300	5,200	3,900
Available-for-sale securities	—	2,100	—	—

Other comprehensive income (loss)	16,800	(10,100)	(17,000)	41,700

Comprehensive income	$146,100	$120,000	$384,900	$255,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands except share and per share amounts, unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$809,100	$596,400
Restricted cash	27,500	147,100
Accounts receivable, less allowances of $11,700 and $10,000, respectively	475,000	488,900
Inventories	335,900	319,200
Short-term deferred tax assets	58,200	61,200
Other current assets	79,700	73,100

Total current assets	1,785,400	1,685,900

Property, plant and equipment, at cost	641,800	627,500
Less accumulated depreciation and amortization	287,500	272,100

Net property, plant and equipment	354,300	355,400
Goodwill	905,800	916,700
Core technologies, net	444,500	498,700
Other intangible assets, net	343,800	352,600
Deferred tax assets	8,700	19,700
Other assets	90,000	102,100

Total assets	$3,932,500	$3,931,100

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities
Short-term borrowings	$381,500	$304,500
Accounts payable	64,800	86,400
Accrued expenses	224,100	380,400
Accrued compensation and benefits	104,700	124,400
Income taxes payable	9,600	8,400

Total current liabilities	784,700	904,100

Long-term debt	911,400	908,700
Other long-term liabilities	322,000	319,600
Deferred income taxes	16,600	16,500
Commitments and contingencies	—	—
Shareholders’ investment:
Preferred stock, $1 par value, authorized 5,000,000 shares; none issued	—	—
Common stock, $0.25 par value, authorized 600,000,000 shares; issued and outstanding 82,311,961 shares at September 30, 2012 and 84,543,338 shares at December 31, 2011	20,600	21,200
Capital in excess of par value	1,480,700	1,349,800
Retained earnings	480,100	477,800
Accumulated other comprehensive loss	(83,600)	(66,600)

Total shareholders’ investment	1,897,800	1,782,200

Total liabilities and shareholders’ investment	$3,932,500	$3,931,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$401,900	$214,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101,400	84,400
Asset impairments	22,200	—
Restructuring, net of payments	(1,600)	7,800
Impairment charge for foreign government bonds	—	7,000
Legal settlements and commitments, net of payments	—	184,800
Acquired in-process research and development	2,000	3,500
Deferred income taxes	12,600	(12,200)
Share-based compensation	39,000	36,700
Inventory reserves and provision for doubtful accounts	15,000	10,900
Other items	(5,800)	(2,100)
Changes in assets and liabilities:
Accounts receivable	31,600	(14,300)
Inventories	(34,000)	(19,800)
Current liabilities	(153,900)	2,000
Taxes	(2,500)	36,600
Other, net	(700)	9,900

Net cash provided by operating activities	427,200	549,400

Cash flows from investing activities:
Capital expenditures	(55,500)	(49,900)
Change in restricted cash	119,600	(200,300)
Payments made for intangibles	(14,100)	(16,600)
Proceeds from sale of financial instruments	10,000	—

Net cash provided by (used in) investing activities	60,000	(266,800)

Cash flows from financing activities:
Change in short-term borrowings, net	77,000	(80,500)
Proceeds from exercises under share-based compensation plans, net	70,200	96,100
Excess tax benefit relating to share-based compensation plans	10,300	23,800
Purchases of common stock	(372,500)	(155,100)
Dividends paid	(49,900)	(48,200)
Other	(4,900)	(2,200)

Net cash used in financing activities	(269,800)	(166,100)

Effect of exchange rate changes on cash and cash equivalents	(4,700)	9,100

Increase in cash and cash equivalents during the period	212,700	125,600

Balance at January 1	596,400	641,400

Balance at September 30	$809,100	$767,000

Supplemental cash flow information
Cash paid for:
Interest	$31,600	$20,100
Income taxes	132,800	106,400
Non-cash transactions:
Receipt of foreign government bonds	—	16,800
Purchase of common stock not settled	9,100	19,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of C. R. Bard, Inc. and its subsidiaries (the “company” or “Bard”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in Bard’s 2011 Annual Report on Form 10-K. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in the financial statements in Bard’s 2011 Annual Report on Form 10-K. The preparation of these financial statements requires the company to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities at the date of the financial statements. These financial statements include all normal and recurring adjustments necessary for a fair presentation. The accounts of most foreign subsidiaries are consolidated as of and for the quarter and nine months ended August 31, 2012 and August 31, 2011 and as of November 30, 2011. No events occurred related to these foreign subsidiaries during the months of September 2012, September 2011 or December 2011 that materially affected the financial position or results of operations of the company. The results for the interim periods presented are not necessarily indicative of the results expected for the year.

2. Acquisition

On October 19, 2012, the company acquired Neomend, Inc. (“Neomend”), a privately-held company engaged in the development and commercialization of innovative surgical sealants. The purchase consideration consists of an up front cash payment of $140 million and contingent consideration of up to $25 million, based on the achievement of sales-based milestone payments through 2016. Neomend’s products expand Bard’s existing surgical specialties product portfolio to include the only product approved by the U.S. Food and Drug Administration for the treatment of intraoperative air leaks in connection with thoracic surgery. Neomend’s proprietary technology and pipeline provides the opportunity for future clinical indications across a variety of surgical specialty applications. The company has not yet completed the initial purchase accounting due to the timing of this acquisition.

3. Asset Impairments and Restructuring

During the third quarter of 2012, the company recorded an asset impairment charge of $13.2 million ($8.0 million after tax). This charge relates to the write-down of certain core technologies associated with a non-strategic product in the company’s vascular product group. During the second quarter of 2012, the company recorded asset impairment charges of $9.0 million ($5.8 million after tax). The charges in the second quarter reflect impairments of assets not related to operations. These asset impairment charges were recorded to other (income) expense, net.

During the second half of 2011, the company initiated certain restructuring actions in order to improve its overall cost structure and enhance operational effectiveness. These actions included the realignment of certain sales functions in the United States. At September 30, 2012, the remaining liability related to these restructuring actions was $1.0 million, which reflects cash payments made in 2012 of $4.8 million and a reversal of $1.6 million of restructuring costs. The company expects activities under these restructuring actions to be substantially complete by the end of 2012.

4. Earnings per Common Share

Earnings per share (“EPS”) is computed under the two-class method using the following common share information:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(dollars and shares in millions)
EPS Numerator:
Net income	$129.3	$130.1	$401.9	$214.2
Less: Income allocated to participating securities	2.4	2.3	7.7	4.0

Net income available to common shareholders	$126.9	$127.8	$394.2	$210.2

EPS Denominator:
Weighted average common shares outstanding	83.4	86.6	83.8	86.0
Dilutive common share equivalents from share-based compensation plans	1.2	1.2	1.1	1.7

Weighted average common and common equivalent shares outstanding, assuming dilution	84.6	87.8	84.9	87.7

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Income Taxes

The effective tax rate for the quarter ended September 30, 2012 was approximately 27% compared to approximately 29% for the same period in 2011. The effective tax rate for the nine months ended September 30, 2012 was approximately 28% compared to approximately 42% for the same period in 2011. The higher effective tax rate for the prior nine month period reflected the discrete tax effect of a charge for legal settlements, primarily related to Hernia Product Claims (see Note 8 of the notes to condensed consolidated financial statements), which were incurred in a low tax jurisdiction. At September 30, 2012, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was $41.0 million (of which $34.7 million would impact the effective tax rate, if recognized) plus $5.7 million of accrued interest. At December 31, 2011, the liability for unrecognized tax benefits was $45.0 million plus $5.0 million of accrued interest. Depending upon the result of open tax examinations and/or the expiration of applicable statutes of limitation, the company believes it is reasonably possible that the total amount of unrecognized tax benefits may decrease by up to $2.5 million within the next 12 months.

6. Financial Instruments

Foreign Exchange Derivative Instruments

The company enters into readily marketable forward and option contracts with financial institutions to help reduce its exposure to foreign currency exchange rate fluctuations. These contracts limit volatility because gains and losses associated with foreign currency exchange rate movements are generally offset by movements in the underlying hedged item. The notional value of the company’s forward currency and option currency contracts was $165.5 million and $205.2 million at September 30, 2012 and December 31, 2011, respectively. For further discussion regarding the company’s use of derivative instruments, see Note 1 of the consolidated financial statements in Bard’s 2011 Annual Report on Form 10-K.

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

The location and fair value of derivative instruments segregated between those derivatives that are designated as hedging instruments and those that are not designated as hedging instruments recognized in the condensed consolidated balance sheets are as follows:

	Balance Sheet Location	Fair Value of Derivatives
Derivatives Designated as Hedging Instruments		September 30, 2012	December 31, 2011
(dollars in millions)
Forward currency contracts	Other current assets	$1.3	$1.5
Option currency contracts	Other current assets	2.7	4.3
Forward currency contracts	Other assets	0.3	—
Option currency contracts	Other assets	0.6	—
Interest rate swap contract	Other assets	14.6	12.1

		$19.5	$17.9

Forward currency contracts	Accrued expenses	$0.8	$6.4
Forward currency contracts	Other long-term liabilities	0.1	—

		$0.9	$6.4

Derivatives Not Designated as Hedging Instruments
(dollars in millions)
Forward currency contracts	Other current assets	$—	$3.8

		$—	$3.8

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The location and amounts of gains and losses on derivative instruments designated as cash flow hedges and the impact on shareholders’ investment are as follows:

	Gain/(Loss) Recognized in Other Comprehensive Income		Location of Gain/(Loss) Reclassified from Accumulated Other Comp. Loss to Income	Gain/(Loss) Reclassified from Accumulated Other Comp. Loss into Income
	Quarter Ended September 30,			Quarter Ended September 30,
	2012	2011		2012		2011
(dollars in millions)
Forward currency contracts	$1.2	$(4.3)	Costs of goods sold	$(0.3)		$(0.1)
Option currency contracts	(1.1)	0.2	Costs of goods sold	0.5		—

	$0.1	$(4.1)		$0.2		$(0.1)

	Gain/(Loss) Recognized in Other Comprehensive Income		Location of Gain/(Loss) Reclassified from Accumulated Other Comp. Loss to Income	Gain/(Loss) Reclassified from Accumulated Other Comp. Loss into Income
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2012	2011		2012		2011
(dollars in millions)
Forward currency contracts	$3.3	$(4.2)	Costs of goods sold	$(0.2)		$0.8
Option currency contracts	(1.2)	0.1	Costs of goods sold	1.1		—

	$2.1	$(4.1)		$0.9	(A)	$0.8	(A)

(A)	The tax effect of the amount reclassified from accumulated other comprehensive loss to income was $0.2 million and $0.7 million at September 30, 2012 and 2011, respectively.

The location and amounts of gains and losses on the derivative instrument designated as a fair value hedge are as follows:

	Income Statement Location	Gain Recognized on Swap				Loss Recognized on Long-Term Debt
		Quarter Ended September 30,		Nine Months Ended September 30,		Quarter Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011	2012	2011	2012	2011
(dollars in millions)
Interest rate swap contract	Interest expense	$1.0	$7.7	$2.5	$11.7	$(1.0)	$(7.7)	$(2.5)	$(11.7)

The location and amounts of gains and losses on derivative instruments not designated as hedging instruments are as follows:

	Income Statement Location	Gain/(Loss) Recognized in Earnings
		Quarter Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011
(dollars in millions)
Forward currency contracts(A)	Other (income) expense, net	$—	$(5.1)	$3.0	$(0.5)

(A)	These derivative contracts mitigate changes in the value of remeasured foreign currency denominated intercompany loans attributable to changes in foreign currency exchange rates.

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

The following table summarizes certain financial instrument assets and (liabilities) measured at fair value on a recurring basis:

	September 30, 2012	December 31, 2011
(dollars in millions)
Foreign government bonds and notes	$—	$3.6
Forward currency contracts	0.7	(1.1)
Option currency contracts	3.3	4.3
Interest rate swap contract	14.6	12.1

The fair values were measured using significant other observable inputs and valued by reference to similar financial instruments, adjusted for restrictions and other terms specific to each instrument. These financial instruments are categorized as Level 2 under the fair value hierarchy.

The fair value of the liability for contingent consideration related to prior acquisitions was $73.0 million and $77.1 million at September 30, 2012 and December 31, 2011, respectively. The fair value was measured using significant unobservable inputs and is categorized as Level 3 under the fair value hierarchy.

Financial Instruments not Measured at Fair Value

The fair value of commercial paper borrowings of $381.5 million and $304.5 million at September 30, 2012 and December 31, 2011, respectively, approximated carrying value. The company maintains a $600 million five-year committed syndicated bank credit facility that expires in October 2016. The credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The facility includes pricing based on the company’s long-term credit rating and includes a financial covenant that limits the amount of total debt to total capitalization.

The estimated fair value of long-term debt including the effect of the related interest rate swap contract was approximately $1.0 billion at both periods ended September 30, 2012 and December 31, 2011. The fair value was estimated using dealer quotes for similarly-rated debt instruments over the remaining contractual term of the company’s obligation. Long-term debt is categorized as Level 2 under the fair value hierarchy.

Concentration Risk

Accounts receivable balances include sales to government-supported healthcare systems outside the United States. The company continues to monitor sovereign debt issues and economic conditions in Europe and evaluates accounts receivable in certain countries for potential collection risks. Deteriorating economic conditions and other factors in certain countries in Europe have resulted in, and may continue to result in, an increase in the average length of time that it takes to collect these accounts receivable and may require the company to re-evaluate the collectability of these receivables in future periods. The company has experienced significant delays in the collection of accounts receivable associated with the national healthcare systems in Spain, Italy, Greece and Portugal. At September 30, 2012, the company’s accounts receivable, net of allowances, from the national healthcare systems in these countries and amounts past due greater than 365 days are as follows:

	Accounts receivable, net	Greater than 365 days past due
(dollars in millions)
Spain	$14.2	$1.3
Italy	26.8	4.5
Greece	11.9	3.8
Portugal (A)	3.7	0.6

	$56.6	$10.2

(A)	Subsequent cash collections in the fourth quarter of 2012 were approximately $0.6 million, of which $0.2 million related to receivables greater than 365 days past due.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2012, the Greek government approved a private sector bond exchange program for holders of Greek public debt, including those bonds held by the company. As a result, the company’s bonds were exchanged for a combination of new Greek government bonds and certain other notes. These bonds and notes were classified as available-for-sale securities and were reported at fair value. In July 2012, the company sold these bonds and notes.

7. Inventories

Inventories consisted of:

	September 30, 2012	December 31, 2011
(dollars in millions)
Finished goods	$205.1	$189.9
Work in process	20.1	21.3
Raw materials	110.7	108.0

	$335.9	$319.2

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

Product Liability Matters

As of October 18, 2012, approximately 1,505 federal and 755 state lawsuits involving individual claims by approximately 2,400 plaintiffs, as well as two putative class actions in the United States and three putative class actions in various Canadian provinces, have been filed or asserted against the company with respect to its Composix® Kugel® and certain other hernia repair implant products (collectively, the “Hernia Product Claims”). One of the U.S. class action lawsuits consolidates ten previously-filed U.S. class action lawsuits. The putative class actions, none of which has been certified, seek (i) medical monitoring, (ii) compensatory damages, (iii) punitive damages, (iv) a judicial finding of defect and causation and/or (v) attorneys’ fees. Approximately 730 of the state lawsuits, involving individual claims by approximately 830 plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions. The Hernia Product Claims also generally seek damages for personal injury resulting from use of the products. The company voluntarily recalled certain sizes and lots of the Composix® Kugel® products beginning in December 2005.

In June 2007, the Judicial Panel on Multidistrict Litigation (“JPML”) transferred Composix® Kugel® lawsuits pending in federal courts nationwide into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island. The MDL court subsequently determined to include other hernia repair products of the company in the MDL proceeding. The first MDL trial was completed in April 2010 and resulted in a judgment for the company based on the jury’s finding that the company was not liable for the plaintiff’s damages. The second MDL trial was completed in August 2010 and resulted in a judgment for the plaintiff of $1.5 million. On June 30, 2011, the company announced that it had reached agreements in principle with various plaintiffs’ law firms to settle the majority of its existing Hernia Product Claims. Each agreement is subject to certain conditions, including requirements for participation in the proposed settlements by a certain minimum number of plaintiffs. In addition, the company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Hernia Product Claims, and intends to vigorously defend Hernia Product Claims that do not settle, including through litigation. Additional trials are

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

scheduled in the first quarter of 2013. Based on these events, the company recorded to other (income) expense, net, a charge of $184.3 million ($180.6 million after tax) in the second quarter of 2011, which recognized the estimated costs of settling all Hernia Product Claims, including asserted and unasserted claims, and costs to administer the settlements. The charge excludes any costs associated with pending putative class action lawsuits. The company cannot give any assurances that the actual costs incurred with respect to the Hernia Product Claims will not exceed the amount of the charge together with amounts previously accrued. The company cannot give any assurances that the resolution of the Hernia Product Claims that have not settled, including asserted and unasserted claims and the putative class action lawsuits, will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

As of October 18, 2012, product liability lawsuits involving individual claims by approximately 1,580 plaintiffs have been filed or asserted against the company in various federal and state jurisdictions alleging personal injuries associated with the use of certain of the company’s surgical continence products for women, principally its Avaulta® line of products. In addition, four putative class actions in the United States and one putative class action in Canada have been filed against the company (all lawsuits, collectively, the “Women’s Health Product Claims”). The Women’s Health Product Claims generally seek damages for personal injury resulting from use of the products. The putative class actions, none of which has been certified, seek (i) medical monitoring, (ii) compensatory damages, (iii) punitive damages, (iv) a judicial finding of defect and causation and/or (v) attorneys’ fees. With respect to certain of these claims, the company believes that one of its suppliers has an obligation to defend and indemnify the company. In October 2010, the JPML transferred the Women’s Health Product Claims involving solely Avaulta® products pending in federal courts nationwide into an MDL for coordinated pre-trial proceedings in the United States District Court for the Southern District of West Virginia. In February 2012, the JPML expanded the scope of and renamed the MDL pending in the United States District Court for the Southern District of West Virginia to include lawsuits involving all women’s surgical continence products that are manufactured or distributed by the company. In total, approximately 1,195 of the Women’s Health Product Claims are pending in federal courts and have been or will be transferred to the MDL in West Virginia, with the remainder of the Women’s Health Product Claims in other jurisdictions. Trial dates have been scheduled in the MDL beginning in March 2013. The first trial in one of these other jurisdictions was completed in July 2012 and resulted in a judgment against the company of approximately $3.6 million. The company has appealed this decision. The company does not believe that this verdict is representative of the potential outcomes of other Women’s Health Product Claims. While the company intends to vigorously defend the Women’s Health Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

As of October 18, 2012, product liability lawsuits involving individual claims by approximately 60 plaintiffs have been filed or asserted against the company in various federal and state jurisdictions alleging personal injuries associated with the use of the company’s vena cava filter products. In addition, three putative class actions have been filed against the company in various state courts on behalf of plaintiffs who are alleged to have no present injury (all lawsuits, collectively, the “Filter Product Claims”). The putative class actions, none of which has been certified, seek: (i) medical monitoring; (ii) punitive damages; (iii) a judicial finding of defect and causation; and/or (iv) attorneys’ fees. The first Filter Product Claim trial was completed in June 2012 and resulted in a judgment for the company based on the finding that the company was not liable for the plaintiff’s damages. The company expects additional trials of Filter Product Claims to take place over the next 12 months. While the company intends to vigorously defend the Filter Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In December 2007, a U.S. District Court jury in Arizona found that certain of W.L. Gore & Associates Inc.’s (“Gore”) ePTFE vascular grafts and stent-grafts infringe the company’s patent number 6,436,135. The jury upheld the validity of the patent and awarded the company $185 million in past damages. The jury also found that Gore willfully infringed the patent. In a second phase of the trial, the District Court ruled that Gore failed to prove that the patent is unenforceable due to inequitable conduct. In March 2009, the District Court doubled the jury award to approximately $371 million for damages through June 2007. The District Court also awarded the company attorneys’ fees of $19 million and prejudgment interest of approximately $20 million. In addition, the District Court denied Gore’s remaining motions, including its motions for a new trial and to set aside the jury’s verdict. In July 2010, the District Court awarded the company approximately $109 million in additional damages for the period from July 2007 through March 2009. Gore has deposited or secured the foregoing amounts with the District Court. The District Court also assessed a royalty rate of between 12.5% and 20%, depending on the product, that will be used to calculate damages for Gore’s infringing sales from April 2009 through the expiration of the patent. Gore has made additional deposits with the District Court of approximately $401 million, representing Gore’s calculation of royalties for its infringing sales through June 2012. Gore appealed this matter to the Court of Appeals for the Federal Circuit (the “Court of Appeals”), which on February 10, 2012 affirmed the decision of the District Court. Gore filed a petition with the Court of Appeals for a rehearing of its appeal. On June 14, 2012, the Court of Appeals reaffirmed its February 10, 2012 decision, including the ongoing royalty rates as set by the District Court, with the exception of the issue of willfulness with respect to Gore’s infringement of Bard’s patent number 6,436,135, which was remanded to the District Court. On October 12, 2012, Gore filed a petition for a writ of certiorari to the U.S. Supreme Court requesting a review of the portion of the decision that the Court of Appeals reaffirmed. Since the company considers this matter a gain contingency, no amounts have been recorded. Even if the company is ultimately successful in this lawsuit, it cannot give any assurances that royalties for Gore’s future infringing sales will remain at or near historic levels.

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

Accruals for product liability and other legal matters amounted to $168.8 million and $287.3 million at September 30, 2012 and December 31, 2011, respectively. Through September 30, 2012, the company made payments of $155.4 million to qualified settlement funds (“QSFs”), of which $6.2 million were made during the nine months ended September 30, 2012, subject to certain settlement conditions, for certain Hernia Product Claims. Payments to QSFs were recorded as a component of restricted cash. Total payments of $127.9 million from these QSFs have been made to qualified claimants, of which $125.8 million were made during the nine months ended September 30, 2012. In addition, other payments of $8.0 million have been made to qualified claimants, of which $5.4 million were made during the nine months ended September 30, 2012.

The company recorded receivables from insurance companies for product liability matters amounting to $55.7 million and $51.0 million at September 30, 2012 and December 31, 2011, respectively, of which $30.0 million, at September 30, 2012, is the subject of the disputes with certain excess insurance carriers, as noted above. After considering the nature of the claims, coverage provisions under the policies, relevant legal issues, the advice and judgment of outside legal counsel, and other pertinent factors, the company believes its claims are meritorious and that it will collect these receivables.

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

9. Share-Based Compensation Plans

The company may grant a variety of share-based payments under the 2012 Long Term Incentive Plan of C. R. Bard, Inc., as amended and restated (formerly the 2003 Long Term Incentive Plan of C. R. Bard, Inc., as amended and restated) (the “Plan”) and the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc., as amended and restated (the “Directors’ Plan”) to certain directors, officers and employees. At the company’s Annual Meeting of Shareholders on April 18, 2012, the shareholders authorized an additional 2,750,000 shares for issuance under the Plan. In addition, shareholders approved an amendment modifying the structure of the Plan so that each stock option granted will reduce the number of total shares available under the Plan by one share, and each full-value share-based award will reduce the number of total shares available under the Plan by 2.87 shares. The total number of remaining shares at September 30, 2012 that may be issued under the Plan was 5,904,609 and under the Directors’ Plan was 49,099. Awards under the Plan may be in the form of stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, unrestricted stock and other stock-based awards. Awards under the Directors’ Plan may be in the form of stock awards, stock options or stock appreciation rights. The company has two employee stock purchase programs. On April 18, 2012, the shareholders authorized an additional 750,000 shares for issuance under the Employee Stock Purchase Plan of C. R. Bard, Inc., as Amended and Restated (formerly the 1998 Employee Stock Purchase Plan of C. R. Bard, Inc., as Amended and Restated).

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recognized for share-based compensation are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(dollars in millions)
Total cost of share-based compensation plans	$11.5	$11.1	$39.0	$36.5
Amounts capitalized in inventory and fixed assets	(0.4)	(0.3)	(1.2)	(1.0)
Amounts recognized in income for amounts previously capitalized in inventory and fixed assets	0.4	0.3	1.2	1.2

Amounts charged against income	$11.5	$11.1	$39.0	$36.7

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

Anticipated purchases under the Management Stock Purchase Program (the “MSPP”) were approximately 0.2 million shares in each year presented and the fair value per share related to these purchases was $38.33 and $38.25, respectively. The fair values of the 2012 and 2011 annual MSPP purchases were estimated in July 2012 and July 2011, respectively, using the Black-Scholes model based on the following assumptions: risk-free interest rate of 0.16% and 0.12%, respectively; expected volatility of 20% and 16%, respectively; dividend yield of 0.9% and 0.8%, respectively; and expected life of 0.6 years for both valuations.

As of September 30, 2012, there were $78.3 million of unrecognized compensation expenses related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately two years. The company has sufficient shares to satisfy expected share-based payment arrangements in 2012.

10. Pension and Other Postretirement Benefit Plans

Defined Benefit Pension Plans - The company has both tax-qualified and nonqualified, noncontributory defined benefit pension plans, that together cover certain domestic and foreign employees. These plans provide benefits based upon a participant’s compensation and years of service.

The components of net periodic pension cost are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(dollars in millions)
Service cost, net of employee contributions	$7.0	$6.8	$20.8	$20.3
Interest cost	4.9	4.8	14.6	14.2
Expected return on plan assets	(6.2)	(5.9)	(17.9)	(17.6)
Amortization	2.8	1.9	7.8	5.9

Net periodic pension cost	$8.5	$7.6	$25.3	$22.8

Other Postretirement Benefit Plan - The company does not provide subsidized postretirement healthcare benefits and life insurance coverage except for a limited number of former employees. As this plan is unfunded, contributions are made as benefits are incurred. The net periodic benefit cost was $0.2 million for both quarters ended September 30, 2012 and 2011. The net periodic benefit cost was $0.5 million for both of the nine month periods ended September 30, 2012 and 2011.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Shareholders’ Investment

The company repurchased approximately 3.8 million shares of common stock for $367.2 million during the nine months ended September 30, 2012 under two previously announced $500 million share repurchase programs.

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

The accumulated balances related to each component of other comprehensive income (loss) are as follows:

	Change in Derivative Instruments Designated As Cash Flow Hedges	Foreign Currency Translation Adjustment	Benefit Plan Adjustments	Accumulated Other Comprehensive (Loss) Income
(dollars in millions)
Balance at December 31, 2011	$(1.4)	$41.1	$(106.3)	$(66.6)
Other comprehensive income (loss) before income taxes	4.1	(24.3)	8.0	(12.2)
Income tax (provision) benefit related to other comprehensive income (loss) items (A)	(2.0)	—	(2.8)	(4.8)

Balance at September 30, 2012	$0.7	$16.8	$(101.1)	$(83.6)

Balance at December 31, 2010	$—	$29.0	$(85.2)	$(56.2)
Other comprehensive income (loss) before income taxes	(6.7)	41.9	6.0	41.2
Income tax (provision) benefit related to other comprehensive income (loss) items (A)	2.6	—	(2.1)	0.5

Balance at September 30, 2011	$(4.1)	$70.9	$(81.3)	$(14.5)

(A)	Income taxes are not provided for foreign currency translation adjustments.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Net sales based on the location of external customers by geographic region are:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(dollars in millions)
United States	$483.4	$486.5	$1,469.6	$1,453.5
Europe	115.6	124.2	369.3	380.3
Japan	41.6	36.1	122.2	103.9
Other	82.3	72.4	234.4	206.8

	$722.9	$719.2	$2,195.5	$2,144.5

Total net sales by product group category are:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(dollars in millions)
Vascular	$202.5	$208.2	$633.0	$621.7
Urology	188.1	182.2	562.0	544.4
Oncology	203.9	198.9	601.9	578.1
Surgical Specialties	107.7	107.6	333.8	333.4
Other	20.7	22.3	64.8	66.9

	$722.9	$719.2	$2,195.5	$2,144.5

Other information is:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(dollars in millions)
Depreciation	$13.2	$12.2	$40.2	$39.0

Amortization	$20.4	$15.4	$61.2	$45.4

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

The company’s earnings are driven by its ability to continue to generate sales of its products and improve operating efficiency. Bard’s ability to increase sales over time depends upon its success in developing, acquiring and marketing differentiated products that meet the needs of clinicians and their patients. For the nine months ended September 30, 2012, the company’s research and development (“R&D”) expense as a percentage of net sales was 6.9%. The company expects R&D expense as a percentage of net sales to increase in future years. The company also makes selective acquisitions of businesses, products and technologies, generally focusing on small-to-medium sized transactions to provide ongoing growth opportunities. In addition, the company may from time-to-time consider acquisitions of larger, established companies. The company may also periodically divest lines of business in which it is not able to reasonably attain or maintain a leadership position in the market or for other strategic reasons.

Recent Developments

On October 19, 2012, the company acquired Neomend, Inc. (“Neomend”), a privately-held company engaged in the development and commercialization of innovative surgical sealants. The purchase consideration consists of an up front cash payment of $140 million and contingent consideration of up to $25 million, based on the achievement of sales-based milestone payments through 2016. Neomend’s products expand Bard’s existing surgical specialties product portfolio to include the only product approved by the U.S. Food and Drug Administration for the treatment of intraoperative air leaks in connection with thoracic surgery. Neomend’s proprietary technology and pipeline provides the opportunity for future clinical indications across a variety of surgical specialty applications. Substantially all of the purchase price for this acquisition was funded through the issuance of commercial paper.

Healthcare Reform

Significant reforms to the U.S. healthcare system were adopted in the form of the Patient Protection and Affordable Care Act of 2010 (the “PPACA”). The PPACA requires, among other things, the company to pay a 2.3% excise tax on most U.S. medical device sales beginning in 2013. While the company continues to evaluate the impact of this tax on its overall business, based on 2011 annual U.S. sales, the excise tax would have equated to approximately $44 million.

Results of Operations

Net Sales

Bard’s consolidated net sales for the quarter ended September 30, 2012 increased 1% on a reported basis (3% on a constant currency basis) compared to the same period in the prior year. Bard’s consolidated net sales for the nine months ended September 30, 2012 increased 2% on a reported basis (4% on a constant currency basis) compared to the same period in the prior year. Net sales “on a constant currency basis” is a non-GAAP measure and should not be viewed as a replacement of GAAP results. See “Management’s Use of Non-GAAP Measures” below. Price changes had the effect of decreasing consolidated net sales for the quarter and nine months ended September 30, 2012 by approximately 130 and 140 basis points, respectively, as compared to the same periods in the prior year. Exchange rate fluctuations had the effect of decreasing consolidated net sales for both the quarter and nine months ended September 30, 2012 by 2% as compared to the same periods in the prior year. The primary exchange rate movement that impacts net sales is the movement of the Euro compared to the U.S. dollar. The impact of exchange rate movements on net sales is not indicative of the impact on net earnings due to the offsetting impact of exchange rate movements on operating costs and expenses, costs incurred in other currencies and the company’s hedging activities.

Bard’s United States net sales of $483.4 million for the quarter ended September 30, 2012 decreased 1% compared to $486.5 million in the prior year quarter. Net sales in the United States have moderated in recent quarters, a trend that may continue. International net sales of $239.5 million for the quarter ended September 30, 2012 increased 3% on a reported basis (11% on a constant currency basis) compared to $232.7 million in the prior year quarter. Bard’s United States net sales of $1,469.6 million for the nine months ended September 30, 2012 increased 1% compared to $1,453.5 million in the prior year period. International net sales of $725.9 million for the nine months ended September 30, 2012 increased 5% on a reported basis (10% on a constant currency basis) compared to $691.0 million in the prior year period.

A summary of net sales by product group category is as follows:

Product Group Summary of Net Sales

	Quarter Ended September 30,				Nine Months Ended September 30,
	2012	2011	Change	Constant Currency	2012	2011	Change	Constant Currency
(dollars in millions)
Vascular	$202.5	$208.2	(3)%	1%	$633.0	$621.7	2%	4%
Urology	188.1	182.2	3%	5%	562.0	544.4	3%	4%
Oncology	203.9	198.9	3%	4%	601.9	578.1	4%	5%
Surgical Specialties	107.7	107.6	—	2%	333.8	333.4	—	1%
Other	20.7	22.3	(7)%	(6)%	64.8	66.9	(3)%	(3)%

Total net sales	$722.9	$719.2	1%	3%	$2,195.5	$2,144.5	2%	4%

Vascular Products - Bard markets a wide range of products for the peripheral vascular market, including endovascular products, electrophysiology products and vascular graft products. The decrease in consolidated net sales of vascular products for the quarter ended September 30, 2012 compared to the prior year period was due primarily to a decline in sales of electrophysiology products and vascular grafts. The increase in consolidated net sales of vascular products for the nine months ended September 30, 2012 compared to the prior year period was due primarily to an increase in sales of endovascular products partially offset by a decline in sales of electrophysiology and vascular graft products. United States net sales of vascular products for the quarter ended September 30, 2012 decreased 5% compared to the prior year quarter. International net sales of vascular products for the quarter ended September 30, 2012 increased 1% on a reported basis (11% on a constant currency basis) compared to the prior year quarter. United States net sales of vascular products for the nine months ended September 30, 2012 decreased 2% compared to the prior year period. International net sales of vascular products for the nine months ended September 30, 2012 increased 6% on a reported basis (13% on a constant currency basis) compared to the prior year period.

Consolidated net sales of endovascular products for the quarter ended September 30, 2012 were flat on a reported basis (increased 3% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of endovascular products for the nine months ended September 30, 2012 increased 5% on a reported basis (7% on a constant currency basis) compared to the prior year period. Stents and percutaneous transluminal angioplasty balloon catheters were the primary contributors to growth in this category for the nine months ended September 30, 2012. Net sales of stents for the quarter and nine months ended September 30, 2012 have benefited from an issue with the availability of a competitor’s products.

Consolidated net sales of electrophysiology products for the quarter ended September 30, 2012 decreased 10% on a reported basis (4% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of electrophysiology products for the nine months ended September 30, 2012 decreased 6% on a reported basis (2% on a constant currency basis) compared to the prior year period.

Consolidated net sales of vascular graft products for the quarter ended September 30, 2012 decreased 11% on a reported basis (6% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of vascular graft products for the nine months ended September 30, 2012 decreased 9% on a reported basis (6% on a constant currency basis) compared to the prior year period.

Urology Products - Bard markets a wide range of products for the urology market, including basic drainage products, continence products and urological specialty products. Bard also markets StatLock® catheter stabilization products, which are used to secure many types of catheters sold by Bard and other companies. The majority of basic drainage products, StatLock® catheter stabilization products and certain urological specialty products are sold through distributors. Bard also markets Targeted Temperature Management™ products, acquired in November 2011, for therapeutic hypothermia. The increase in consolidated net sales of urology products for the quarter ended September 30, 2012 compared to the prior year period included 5 percentage points of growth on a reported basis (6 percentage points of growth on a constant currency basis) from the addition of Targeted Temperature Management™ products. This growth was partially offset by declines in sales of urological specialty products, StatLock® catheter stabilization products and continence products, a trend that may continue. The increase in consolidated net sales of urology products for the nine months ended September 30, 2012 compared to the prior year period included 5 percentage points of growth on both a reported basis and constant currency basis from the addition of Targeted Temperature Management™ products. This growth was partially offset by declines in sales of urological specialty products and continence products, a trend that may continue. United States net sales of urology products for the quarter ended September 30, 2012 increased 3% compared to the prior year quarter. International net sales of urology products for the quarter ended September 30, 2012 increased 3% on a reported basis (9% on a constant currency basis) compared to the prior year quarter. United States net sales of urology products for the nine months ended September 30, 2012 increased 3% compared to the prior year period. International net sales of urology products for the nine months ended September 30, 2012 increased 3% on a reported basis (7% on a constant currency basis) compared to the prior year period.

Consolidated net sales of basic drainage products for the quarter ended September 30, 2012 were flat on a reported basis (increased 1% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of infection control Foley catheter products for the quarter ended September 30, 2012 decreased 1% on a reported basis (were flat on a constant currency basis) compared to the prior year quarter. Consolidated net sales of basic drainage products for the nine months ended September 30, 2012 were flat on a reported basis (increased 1% on a constant currency basis) compared to the prior year period. Consolidated net sales of infection control Foley catheter products for the nine months ended September 30, 2012 decreased 2% on both a reported basis and constant currency basis compared to the prior year period.

Consolidated net sales of urological specialty products, which include brachytherapy products, for the quarter ended September 30, 2012 decreased 9% on a reported basis (5% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of brachytherapy products for the quarter ended September 30, 2012 decreased 19% on a reported basis (14% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of urological specialty products for the nine months ended September 30, 2012 decreased 7% on a reported basis (5% on a constant currency basis) compared to the prior year period. Consolidated net sales of brachytherapy products for the nine months ended September 30, 2012 decreased 12% on a reported basis (9% on a constant currency basis) compared to the prior year period. The brachytherapy market has been losing procedural share to alternative therapies, a trend that may continue.

Consolidated net sales of continence products for the quarter ended September 30, 2012 decreased 3% on a reported basis (were flat on a constant currency basis) compared to the prior year quarter due primarily to a decline in sales of surgical continence products, a trend that may continue. Consolidated net sales of continence products for the nine months ended September 30, 2012 decreased 9% on a reported basis (7% on a constant currency basis) compared to the prior year period due primarily to the discontinuation of sales of a bulking continence product and a decline in sales of surgical continence products, a trend that may continue.

Consolidated net sales of the StatLock® catheter stabilization product line for the quarter ended September 30, 2012 decreased 4% on both a reported basis and constant currency basis compared to the prior year quarter. Consolidated net sales of the StatLock® catheter stabilization product line for the nine months ended September 30, 2012 decreased 2% on a reported basis (1% on a constant currency basis) compared to the prior year period.

Oncology Products - Bard’s oncology business includes specialty vascular access products and enteral feeding devices. Specialty vascular access products include peripherally inserted central catheters (“PICCs”) used for intermediate to long-term central venous access, specialty access ports and accessories (“Ports”) used most commonly for chemotherapy, dialysis access catheters and vascular access ultrasound devices which help facilitate the placement of PICCs. Consolidated net sales of oncology products for the quarter and nine months ended September 30, 2012 increased compared to the prior year periods due primarily to growth in sales of PICCs. United States net sales of oncology products for the quarter ended September 30, 2012 increased 1% compared to the prior year quarter. International net sales of oncology products for the quarter ended September 30, 2012 increased 6% on a reported basis (12% on a constant currency basis) compared to the prior year quarter. United States net sales of oncology products for the nine months ended September 30, 2012 increased 3% compared to the prior year period. International net sales of oncology products for the nine months ended September 30, 2012 increased 7% on a reported basis (11% on a constant currency basis) compared to the prior year period.

Consolidated net sales of PICCs for the quarter ended September 30, 2012 increased 5% on both a reported basis and constant currency basis compared to the prior year quarter. Consolidated net sales of Ports for the quarter ended September 30, 2012 were flat on a reported basis (increased 2% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of PICCs for the nine months ended September 30, 2012 increased 6% on a reported basis (7% on a constant currency basis) compared to the prior year period. Consolidated net sales of Ports for the nine months ended September 30, 2012 increased 1% on a reported basis (2% on a constant currency basis) compared to the prior year period.

Consolidated net sales of dialysis access catheters for the quarter ended September 30, 2012 increased 1% on a reported basis (3% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of vascular access ultrasound devices for the quarter ended September 30, 2012 increased 2% on a reported basis (3% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of dialysis access catheters for the nine months ended September 30, 2012 increased 1% on a reported basis (2% on a constant currency basis) compared to the prior year period. Consolidated net sales of vascular access ultrasound devices for the nine months ended September 30, 2012 increased 8% on a reported basis (9% on a constant currency basis) compared to the prior year period.

Surgical Specialty Products - Surgical specialty products include soft tissue repair, performance irrigation and hemostasis product lines. United States net sales of surgical specialty products for the quarter ended September 30, 2012 decreased 2% compared to the prior year quarter. International net sales of surgical specialty products for the quarter ended September 30, 2012 increased 6% on a reported basis (13% on a constant currency basis) compared to the prior year quarter. United States net sales of surgical specialty products for the nine months ended September 30, 2012 were flat compared to the prior year period. International net sales of surgical specialty products for the nine months ended September 30, 2012 increased 2% on a reported basis (6% on a constant currency basis) compared to the prior year period.

The soft tissue repair product line includes synthetic and natural-tissue hernia repair implants, natural-tissue breast reconstruction implants and hernia fixation products. Consolidated net sales of soft tissue repair products for the quarter ended September 30, 2012 were flat on a reported basis (increased 2% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of soft tissue repair products for the nine months ended September 30, 2012 increased 1% on a reported basis (2% on a constant currency basis) compared to the prior year period. Net sales in this product line for the quarter and nine months ended September 30, 2012 were favorably impacted by growth in sales of synthetic hernia repair implants and natural-tissue breast reconstruction implants. This growth was offset by declines in natural-tissue hernia repair implants and hernia fixation products, a trend that may continue.

Other Products - The other product group includes irrigation, wound drainage and certain original equipment manufacturers’ products.

Costs and Expenses

A summary of costs and expenses as a percentage of net sales is as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012(A)	2011
Cost of goods sold	37.7%	38.2%	38.2%	38.0%
Marketing, selling and administrative expense	27.2%	26.3%	27.5%	27.1%
Research and development expense	7.2%	6.5%	6.9%	6.6%
Interest expense	1.3%	1.3%	1.3%	1.3%
Other (income) expense, net	1.9%	2.4%	0.9%	9.8%

Total costs and expenses	75.3%	74.7%	74.7%	82.8%

(A)	Amounts do not add due to rounding.

Cost of goods sold - Cost of goods sold consists principally of the manufacturing and distribution costs of the company’s products. The category also includes royalties, amortization of intangible assets and the impact of certain hedging activities. Cost of goods sold as a percentage of net sales for the quarter ended September 30, 2012 decreased 50 basis points compared to the prior year quarter. Cost of goods sold as a percentage of net sales for the nine months ended September 30, 2012 increased 20 basis points compared to the prior year period. Incremental amortization of intangible assets acquired in 2011 and 2012 increased the cost of goods sold as a percentage of net sales by approximately 70 basis points over both the prior year quarter and nine month period. This increase was offset by cost improvements.

Marketing, selling and administrative expense - Marketing, selling and administrative expense consists principally of the costs associated with the company’s sales and administrative organizations. These costs as a percentage of net sales for the quarter and nine months ended September 30, 2012 increased 90 basis points and 40 basis points, respectively, compared to the prior year periods. These costs as a percentage of net sales increased primarily due to related costs from operations acquired in 2011 and continued investments in emerging markets.

Research and development expense - Research and development expense consists principally of costs related to internal research and development activities, milestone payments for third-party research and development activities, and acquired in-process R&D (“IPR&D”) costs arising from the company’s business development activities. IPR&D payments may impact the comparability of the company’s results of operations between periods. Research and development expense for the quarter ended September 30, 2012 was $52.2 million, an increase of approximately 11% compared to the prior year quarter. Research and development expense for the nine months ended September 30, 2012 was $150.5 million, an increase of approximately 6% compared to the prior year period. An IPR&D charge of $2.0 million was recorded for the quarter and nine months ended September 30, 2012. IPR&D charges of $0.5 million and $3.5 million were recorded for the quarter and nine months ended September 30, 2011, respectively.

Interest expense - Interest expense was $9.7 million and $9.0 million for the quarters ended September 30, 2012 and 2011, respectively. Interest expense was $28.9 million and $27.1 million for the nine months ended September 30, 2012 and 2011, respectively.

Other (income) expense, net - The components of other (income) expense, net, are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(dollars in millions)
Interest income	$(1.0)	$(1.2)	$(4.6)	$(3.1)
Foreign exchange (gains) and losses	(1.0)	0.8	(0.6)	0.9
Asset impairments	13.2	—	22.2	—
Restructuring	—	10.0	(1.6)	8.9
Impairment charge for bonds	—	7.0	—	7.0
Legal settlements and commitments	—	—	—	195.5
Other, net	2.4	0.4	3.6	2.0

Total other (income) expense, net	$13.6	$17.0	$19.0	$211.2

Asset impairments - For the quarter and nine months ended September 30, 2012, the amounts reflect a charge for the write-down of certain core technologies associated with a non-strategic product in the company’s vascular product group. In addition, the amount for the nine months ended September 30, 2012 reflects impairments of assets not related to operations.

Restructuring - For the nine months ended September 30, 2012, the amount reflects the reversal of certain restructuring costs recognized in the second half of 2011 (see Note 3 of the notes to the condensed consolidated financial statements). For the quarter and nine months ended September 30, 2011, the amounts reflect restructuring costs and the reversal of certain restructuring costs recognized in the second half of 2010.

Impairment charge for bonds - For the quarter and nine months ended September 30, 2011, the amount reflects other-than-temporary impairment of Greek bonds.

Legal settlements and commitments - For the nine months ended September 30, 2011, the amount reflects the estimated costs of settling all Hernia Product Claims (other than the putative class action lawsuits), including costs to administer the settlements, (see Note 8 of the notes to condensed consolidated financial statements) and certain other legal settlements and commitments.

Income Tax Provision

The effective tax rate for the quarter ended September 30, 2012 was approximately 27%, compared to approximately 29% for the same period in 2011. The effective tax rate for the nine months ended September 30, 2012 was approximately 28% compared to approximately 42% for the same period in 2011. The higher effective tax rate for the prior nine month period reflected the discrete tax effect of a charge for legal settlements, primarily related to Hernia Product Claims, which were incurred in a low tax jurisdiction.

Net Income and Earnings Per Share Available to Common Shareholders

The company reported net income and diluted earnings per share available to common shareholders for the quarter ended September 30, 2012 of $129.3 million and $1.50, respectively. Net income and diluted earnings per share available to common shareholders for the quarter ended September 30, 2011 was $130.1 million and $1.46, respectively. The current year quarter reflects asset impairments of $8.0 million, or $0.09 per diluted share, and acquisition-related items, primarily consisting of an IPR&D charge and transaction costs, of $4.1 million, or $0.05 per diluted share. The prior year quarter reflects an impairment charge for Greek bonds of $7.0 million, or $0.08 per diluted share, net restructuring costs of $6.7 million, or $0.08 per diluted share, and acquisition-related items, primarily consisting of transaction costs and an IPR&D charge, of $2.2 million, or $0.03 per diluted share. The prior year quarter also reflects a decrease to the income tax provision of $1.1 million or $0.01 per diluted share, due to an audit adjustment.

The company reported net income and diluted earnings per share available to common shareholders for the nine months ended September 30, 2012 of $401.9 million and $4.64, respectively. Net income and diluted earnings per share available to common shareholders for the nine months ended September 30, 2011 was $214.2 million and $2.40, respectively. The current nine month period reflects asset impairments of $13.8 million, or $0.16 per diluted share, acquisition-related items, primarily consisting of an IPR&D charge, transaction costs, purchase accounting adjustments and integration costs, of $5.7 million, or $0.07 per diluted share, and a reversal of certain restructuring costs of $1.1 million, or $0.01 per diluted share. The current nine month period also reflects an increase to the income tax provision of $1.1 million, or $0.01 per diluted share, due to the write-down of a tax receivable in a foreign jurisdiction. The prior nine month period reflects legal settlements and commitments of $189.5 million, or $2.12 per diluted share, an impairment charge for Greek bonds of $7.0 million, or $0.08 per diluted share, and net restructuring costs of $5.9 million, or $0.07 per diluted share. The prior nine month period also reflects acquisition-related items, primarily consisting of transaction costs and IPR&D charges, of $4.8 million, or $0.06 per diluted share and a decrease to the income tax provision of $1.1 million, or $0.01 per diluted share, due to an audit adjustment.

Liquidity and Capital Resources

The company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Significant factors affecting the management of liquidity are cash flows generated from operating activities, capital expenditures, acquisitions of businesses and technologies, cash dividends and common stock repurchases. Cash provided from operations continues to be a primary source of funds. The company believes that it could borrow adequate funds at competitive terms should it be necessary. The company also believes that its overall financial strength gives it sufficient financial flexibility. A summary of certain liquidity measures for Bard as of September 30 is as follows:

	2012	2011
(dollars in millions)
Working capital	$1,000.7	$1,392.8

Current ratio	2.28/1	3.74/1

Cash and cash equivalents held by the company’s foreign subsidiaries were $805.8 million and $586.9 million at September 30, 2012 and December 31, 2011, respectively. It is the company’s intention to permanently reinvest the majority of these funds outside the United States to finance foreign operations, and the company’s plans do not demonstrate a need to repatriate these funds. If these funds are needed for U.S. operations or can no longer be permanently reinvested outside the United States, the company would be required to accrue and pay U.S. taxes on the earnings associated with these funds. In the United States, ongoing operating cash flows and available borrowings under the company’s committed syndicated bank credit facility provide it with sufficient liquidity.

For the nine months ended September 30, 2012 and 2011, net cash provided by operating activities was $427.2 million and $549.4 million, respectively. The decrease in net cash provided by operating activities reflects current year payments to claimants for Hernia Product Claims settled in 2011.

For the nine months ended September 30, 2012, net cash provided by investing activities was $60.0 million compared to the $266.8 million used in cash for investing activities in the prior year period. Capital expenditures were approximately $55.5 million and $49.9 million for the nine month periods ended September 30, 2012 and 2011, respectively. Net cash provided by investing activities in the current period reflects an increase of $119.6 million related to the release of restricted cash from qualified settlement funds to claimants pursuant to the 2011 settlement of certain Hernia Product Claims.

For the nine months ended September 30, 2012, the company used $269.8 million in cash for financing activities, compared to the $166.1 million used in the prior year period. Total debt was $1.3 billion and $1.2 billion at September 30, 2012 and December 31, 2011, respectively. Total debt to total capitalization was 40.5% at both September 30, 2012 and December 31, 2011. The company spent approximately $372.5 million to repurchase 3,876,516 shares of common stock in the nine months ended September 30, 2012 compared to approximately $96.2 million to repurchase 1,068,200 shares of common stock in prior year period. Purchases of common stock for the nine months ended September 30, 2011 included a payment of $58.9 million in cash remitted to the bank counterparty upon final settlement under an accelerated share repurchase agreement. The company paid cash dividends of $0.58 per share and $0.55 per share for the nine month periods ended September 30, 2012 and 2011, respectively.

The company maintains a $600 million five-year committed syndicated bank credit facility that expires in October 2016. The credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The facility includes pricing based on the company’s long-term credit rating and includes a financial covenant that limits the amount of total debt to total capitalization. The company had outstanding commercial paper borrowings of $381.5 million and $304.5 million at September 30, 2012 and December 31, 2011, respectively.

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

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of September 30, 2012. Based upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2012, the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to accomplish their objectives at the reasonable assurance level. There have been no changes in internal control over financial reporting for the quarter ended September 30, 2012 that have materially affected, or are likely to materially affect, the company’s internal control over financial reporting.

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

Product Liability Matters

As of October 18, 2012, approximately 1,505 federal and 755 state lawsuits involving individual claims by approximately 2,400 plaintiffs, as well as two putative class actions in the United States and three putative class actions in various Canadian provinces, have been filed or asserted against the company with respect to its Composix® Kugel® and certain other hernia repair implant products (collectively, the “Hernia Product Claims”). One of the U.S. class action lawsuits consolidates ten previously-filed U.S. class action lawsuits. The putative class actions, none of which has been certified, seek (i) medical monitoring, (ii) compensatory damages, (iii) punitive damages, (iv) a judicial finding of defect and causation and/or (v) attorneys’ fees. Approximately 730 of the state lawsuits, involving individual claims by approximately 830 plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions. The Hernia Product Claims also generally seek damages for personal injury resulting from use of the products. The company voluntarily recalled certain sizes and lots of the Composix® Kugel® products beginning in December 2005.

In June 2007, the Judicial Panel on Multidistrict Litigation (“JPML”) transferred Composix® Kugel® lawsuits pending in federal courts nationwide into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island. The MDL court subsequently determined to include other hernia repair products of the company in the MDL proceeding. The first MDL trial was completed in April 2010 and resulted in a judgment for the company based on the jury’s finding that the company was not liable for the plaintiff’s damages. The second MDL trial was completed in August 2010 and resulted in a judgment for the plaintiff of $1.5 million. On June 30, 2011, the company announced that it had reached agreements in principle with various plaintiffs’ law firms to settle the majority of its existing Hernia Product Claims. Each agreement is subject to certain conditions, including requirements for participation in the proposed settlements by a certain minimum number of plaintiffs. In addition, the company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Hernia Product Claims, and intends to vigorously defend Hernia Product Claims that do not settle, including through litigation. Additional trials are scheduled in the first quarter of 2013. Based on these events, the company incurred a charge of $184.3 million ($180.6 million after tax) in the second quarter of 2011, which recognized the estimated costs of settling all Hernia Product Claims, including asserted and unasserted claims, and costs to administer the settlements. The charge excludes any costs associated with pending putative class action lawsuits. The company cannot give any assurances that the actual costs incurred with respect to the Hernia Product Claims will not exceed the amount of the charge together with amounts previously accrued. The company cannot give any assurances that the resolution of the Hernia Product Claims that have not settled, including asserted and unasserted claims and the putative class action lawsuits, will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity. For more information, see Item 1A. “Risk Factors” in the company’s 2011 Annual Report on Form 10-K.

As of October 18, 2012, product liability lawsuits involving individual claims by approximately 1,580 plaintiffs have been filed or asserted against the company in various federal and state jurisdictions alleging personal injuries associated with the use of certain of the company’s surgical continence products for women, principally its Avaulta® line of products. In addition, four putative class actions in the United States and one putative class action in Canada have been filed against the company (all lawsuits, collectively, the “Women’s Health Product Claims”). The Women’s Health Product Claims generally seek damages for personal injury resulting from use of the products. The putative class actions, none of which has been certified, seek (i) medical monitoring, (ii) compensatory damages, (iii) punitive damages, (iv) a judicial finding of defect and causation and/or (v) attorneys’ fees. With respect to certain of these claims, the company believes that one of its suppliers has an obligation to defend and indemnify the company. In October 2010, the JPML transferred the Women’s Health Product

Claims involving solely Avaulta® products pending in federal courts nationwide into an MDL for coordinated pre-trial proceedings in the United States District Court for the Southern District of West Virginia. In February 2012, the JPML expanded the scope of and renamed the MDL pending in the United States District Court for the Southern District of West Virginia to include lawsuits involving all women’s surgical continence products that are manufactured or distributed by the company. In total, approximately 1,195 of the Women’s Health Product Claims are pending in federal courts and have been or will be transferred to the MDL in West Virginia, with the remainder of the Women’s Health Product Claims in other jurisdictions. Trial dates have been scheduled in the MDL beginning in February 2013. The first trial in one of these other jurisdictions was completed in July 2012 and resulted in a judgment against the company of approximately $3.6 million. The company has appealed this decision. The company does not believe that this verdict is representative of the potential outcomes of other Women’s Health Product Claims. While the company intends to vigorously defend the Women’s Health Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

As of October 18, 2012, product liability lawsuits involving individual claims by approximately 60 plaintiffs have been filed or asserted against the company in various federal and state jurisdictions alleging personal injuries associated with the use of the company’s vena cava filter products. In addition, three putative class actions have been filed against the company in various state courts on behalf of plaintiffs who are alleged to have no present injury (all lawsuits, collectively, the “Filter Product Claims”). The putative class actions, none of which has been certified, seek: (i) medical monitoring; (ii) punitive damages; (iii) a judicial finding of defect and causation; and/or (iv) attorneys’ fees. The first Filter Product Claim trial was completed in June 2012 and resulted in a judgment for the company based on the finding that the company was not liable for the plaintiff’s damages. The company expects additional trials of Filter Product Claims to take place over the next 12 months. While the company intends to vigorously defend the Filter Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

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

In December 2007, a U.S. District Court jury in Arizona found that certain of W.L. Gore & Associates Inc.’s (“Gore”) ePTFE vascular grafts and stent-grafts infringe the company’s patent number 6,436,135. The jury upheld the validity of the patent and awarded the company $185 million in past damages. The jury also found that Gore willfully infringed the patent. In a second phase of the trial, the District Court ruled that Gore failed to prove that the patent is unenforceable due to inequitable conduct. In March 2009, the District Court doubled the jury award to approximately $371 million for damages through June 2007. The District Court also awarded the company attorneys’ fees of $19 million and prejudgment interest of approximately $20 million. In addition, the District Court denied Gore’s remaining motions, including its motions for a new trial and to set aside the jury’s verdict. In July 2010, the District Court awarded the company approximately $109 million in additional damages for the period from July 2007 through March 2009. Gore has deposited or secured the foregoing amounts with the District Court. The District Court also assessed a royalty rate of between 12.5% and 20%, depending on the product, that will be used to calculate damages for Gore’s infringing sales from April 2009 through the expiration of the patent. Gore has made additional deposits with the District Court of approximately $401 million, representing Gore’s calculation of royalties for its infringing sales through June 2012. Gore appealed this matter to the Court of Appeals for the Federal Circuit (the “Court of Appeals”), which on February 10, 2012 affirmed the decision of the District Court. Gore filed a petition with the Court of Appeals for a rehearing of its appeal. On June 14, 2012, the Court of Appeals reaffirmed its February 10, 2012 decision, including the ongoing royalty rates as set by the District Court, with the exception of the issue of willfulness with respect to Gore’s infringement of Bard’s patent number 6,436,135, which was remanded to the District Court. On October 12, 2012, Gore filed a petition for a writ of certiorari to the U.S. Supreme Court requesting a review of the portion of the decision that the Court of Appeals reaffirmed. Since the company considers this matter a gain contingency, no amounts have been recorded. Even if the company is ultimately successful in this lawsuit, it cannot give any assurances that royalties for Gore’s future infringing sales will remain at or near historic levels.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A. in Bard’s 2011 Annual Report on

Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the shares of the company’s common stock repurchased during the quarter ended September 30, 2012:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs(2)
July 1 - July 31, 2012	803	$107.44	—	$588,296,656
August 1 - August 31, 2012	837,358	98.13	780,000	511,772,925
September 1 - September 30, 2012	1,257,667	101.94	1,255,861	383,747,818

Total	2,095,828	$100.42	2,035,861	$383,747,818

(1)	The company repurchased 59,967 shares during the three month period ended September 30, 2012 that were not part of the publicly-announced share repurchase authorization. These shares were purchased from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.
(2)	On June 9, 2010, the Board of Directors approved the repurchase of up to $500 million of common stock. The Board of Directors approved an additional repurchase of up to $500 million of common stock on June 13, 2012.

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
Date: October 24, 2012

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