Form 10-K
period 2012-12-31
BARD C R INC /NJ/
filed 2013-02-20
CIK 9892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $9,006,610,430 based on the closing price of stock traded on the New York Stock Exchange on June 30, 2012. As of January 31, 2013, there were 81,794,237 shares of Common Stock, $.25 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the company’s definitive Proxy Statement in connection with its 2013 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

C. R. BARD, INC. AND SUBSIDIARIES

PART I

Item 1. Business

General

C. R. Bard, Inc. and its subsidiaries (the “company” or “Bard”) are engaged in the design, manufacture, packaging, distribution and sale of medical, surgical, diagnostic and patient care devices. Charles Russell Bard founded the company in 1907. In 1923, the company was incorporated as C. R. Bard, Inc. and distributed an assortment of urological and surgical products. Bard became a publicly traded company in 1963 and began trading on the New York Stock Exchange five years later. Currently, the company sells a broad range of products to hospitals, individual healthcare professionals, extended care facilities and alternate site facilities on a global basis. In general, Bard’s products are intended to be used once and then discarded or implanted either temporarily or permanently. The company participates in the markets for vascular, urology, oncology and surgical specialty products. Bard’s product strategy is based on the following tenets, which are designed to position the company for continued growth:

•	Clinician Preference - Bard targets markets where clinicians drive purchasing decisions based on the benefits a product provides to patients;

•	Product Leadership - The company pursues opportunities in markets where products that consistently provide superior clinical outcomes and medical economic value can attain a leadership position;

•	Market Growth - Bard focuses its investments in fast-growing and/or under-served markets;

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

Bard’s execution of this strategy has helped the company establish market leadership positions across its four product group categories. In 2012, approximately 82% of the company’s net sales were derived from product lines in which the company holds a number one or number two market share position.

Product Group Information

The company reports its sales in four major product group categories: vascular, urology, oncology and surgical specialties. The company also has a product group of other products. The following table sets forth for the three years ended December 31, 2012, 2011 and 2010 the approximate percentage contribution by category to Bard’s consolidated net sales on a worldwide basis.

	For the Years Ended December 31,
	2012	2011	2010
Vascular	29%	29%	28%
Urology	26%	25%	26%
Oncology	27%	27%	27%
Surgical Specialties	15%	16%	16%
Other	3%	3%	3%

Consolidated net sales	100%	100%	100%

Vascular Products

Bard’s vascular products cover a wide range of minimally invasive devices for the treatment of peripheral vascular disease (“PVD”) and heart arrhythmias. These products include: percutaneous transluminal angioplasty (“PTA”) catheters, chronic total occlusion (“CTO”) catheters, guidewires, fabrics, meshes, introducers and accessories; peripheral vascular stents, covered stents and vascular grafts; vena cava filters; biopsy devices; and electrophysiology products, including electrophysiology laboratory systems and diagnostic, therapeutic and temporary pacing electrode catheters. Bard’s low-profile catheter and high-pressure balloon technology has made Conquest®, Atlas® and Dorado® PTA catheters leading choices of clinicians for the treatment of arterial venous access stenosis and other PVDs. In December 2011, Bard acquired Lutonix, Inc., a development stage company specializing in drug coated balloon technology for the treatment and prevention of vascular disease. Bard started selling this device in Europe in 2012 and is conducting the first investigational device exemption trial in the United States. The company’s Ultraverse® and VascuTrak® PTA catheters and Crosser™ CTO catheter give Bard one of the broadest offerings in the small-vessel segment of the PVD market. Bard’s line of peripheral vascular stents, covered stents and vascular grafts includes the Flair® AV (arterial venous) Access Stent Graft, E•Luminexx® and LifeStar® Iliac Stents, and the LifeStent® family of stents approved for use in the superficial femoral and proximal popliteal arteries. Bard’s vena cava filters product line includes devices which can be either permanently implanted or retrieved after the threat of blood clots traveling from the lower extremities to a patient’s lungs has passed. Bard offers a market leading portfolio of automatic core needle biopsy devices including MaxCore® and Magnum®. Bard’s Vacora® and Finesse® devices combine the benefits of a vacuum-assisted biopsy technology with a portable, self-contained needle system for the diagnosis of breast tumors. In July 2010, the company acquired SenoRx, Inc., adding products such as the EnCor® and EnCor Enspire® breast biopsy systems for ultrasound-, stereotactic- and MRI-guided breast biopsy procedures. This acquisition also added the SenoMark®, StarchMark® and Gel Mark® lines of breast tissue markers to Bard’s existing UltraClip® line of tissue markers. With SenoRx products, Bard offers a wide variety of products across the percutaneous breast biopsy and tissue marker segments.

Urology Products

Bard’s urology products include basic drainage products, continence products and urological specialty products. The Foley catheter, which Bard introduced in 1934, remains one of the most important products in the urology field. The company has a market-leading position in Foley catheters, including the infection control Foley catheter (Bardex® I.C. Foley catheter), which has been proven to substantially reduce the rate of urinary tract infections. Other urology products include: surgical slings used to treat stress urinary incontinence; fecal incontinence products; devices for the treatment of pelvic floor and vaginal prolapse; brachytherapy services, devices and radioactive seeds used to treat prostate cancer; intermittent urinary drainage catheters, urine monitoring and collection systems; ureteral stents; and specialty devices for stone removal procedures. The company also markets the proprietary line of StatLock® catheter stabilization devices, which are used primarily to secure peripheral intravenous catheters, thereby reducing restarts and other complications. These devices are also used to secure many other types of catheters sold by Bard and other companies, including Foley catheters. In November 2011, the company acquired Medivance, Inc. whose Arctic Sun® system with proprietary ArcticGel™ pads provides Targeted Temperature Management™ therapy to patients requiring therapeutic hypothermia.

Oncology Products

Bard’s oncology products cover a wide range of devices used in the treatment and management of various cancers and other diseases and disorders. These include specialty vascular access catheters and ports, vascular access ultrasound devices, dialysis access catheters and enteral feeding devices. The company’s specialty vascular access products, used primarily for chemotherapy, serve a well-established market in which Bard holds a leading position. The features and benefits of the company’s broad line of peripherally inserted central catheters (“PICCs”) have allowed Bard to capitalize on this important segment of the specialty vascular access market. The company’s PowerPICC ® catheters and PowerPort® devices can also be used to inject contrast media at high flow rates. These devices eliminate the need to place an additional catheter in the significant number of PICC and port recipients who also require contrast enhanced CT (computed tomography) scans. Bard’s Site-Rite® vascular access ultrasound device and Sherlock™ tip locator system help nurses place a PICC at a patient’s bedside, making PICCs a more convenient and cost-effective treatment option. The company’s 3CG Tip Confirmation System can be used in place of imaging technologies such as x-rays to confirm proper placement of the PICC prior to treatment.

Surgical Specialty Products

Bard’s surgical specialty products include implanted grafts and fixation devices for hernia and soft tissue repairs. The company’s soft tissue repair products consist of hernia repair grafts, including both synthetic and natural-tissue configurations, and hernia fixation devices. Bard has a full line of products for inguinal (groin) hernias including the Perfix® Plug and 3D Max® product lines. Bard also has the Phasix™ line of products, which includes advanced polymer technology based on a fully absorbable platform that is absorbed naturally by the body over time. The company also markets products for the repair of ventral (abdominal) hernias including the Ventrio®, Ventrio® ST, Ventralex®, Ventralex® ST and Ventralight® ST synthetic grafts. In 2011, the company launched the ECHO PS® Positioning System which helps facilitate mesh deployment in laparoscopic surgical repair. Bard’s line of natural-tissue products, includes the XenMatrix® and Allomax® grafts used to repair complex ventral hernias and soft tissue reconstruction. Among the company’s hernia fixation devices is its SorbaFix™ product, a bioresorbable-tack fixation device for use in laparoscopic and open surgical procedures. In 2012, Bard acquired Neomend, Inc., whose Progel© surgical sealant is the only FDA-approved product available for intraoperative sealing of air leaks in connection with thoracic surgery. Progel© has also received a CE mark for both lung sealing and as an anti-adhesion barrier.

International

Through subsidiaries and a joint venture, Bard markets its products to customers in over 100 countries outside the United States. The products sold in the international markets include many of the products described above. However, the principal markets, products and methods of distribution in the company’s international businesses vary with market size and stage of development. The company’s principal international markets are currently in Europe and Japan, and the company expects to continue investing to expand sales and marketing resources in order to capitalize on opportunities in other markets, such as certain emerging markets in Asia and Latin America. Generally, the company maintains a geographically-based sales organization that it believes provides greater flexibility in international markets. Approximately 73% of international sales are of products manufactured by Bard in the United States, Puerto Rico or Mexico. For financial reporting purposes, revenues and long-lived assets in significant geographic areas are presented in Note 15 of the notes to consolidated financial statements included in this Form 10-K.

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

Competition

The company competes in therapeutic and diagnostic medical device markets around the world. These global markets are characterized by rapid changes resulting from technological advances and scientific discoveries. The company’s market position depends on its reliable product quality, dependable service, value proposition and ability to develop products to meet evolving market needs. The company faces a mix of competitors ranging from large manufacturers with multiple business lines to smaller manufacturers that offer a limited selection of products, and to a lesser extent reprocessors of single-use medical devices. Many of Bard’s products are patented or are the subject of patent applications. Patent protection also affects the company’s market position.

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

Marketing

The company’s products are distributed domestically directly to hospitals and other healthcare institutions, as well as through numerous hospital/surgical supply and other medical specialty distributors with whom the company has distribution agreements. In international markets, products are distributed either directly or through distributors, with the practice varying by country. Full-time representatives of the company in domestic and international markets engage in sales promotion. Sales to distributors, which supply the company’s products to many end-users, accounted for approximately 36%, 33% and 32% of the company’s net sales for the years ended 2012, 2011 and 2010, respectively, and the five largest distributors combined accounted for approximately 65%, 68% and 66%, respectively, of distributors’ sales for the corresponding years. One large distributor accounted for approximately 9% of the company’s net sales in each of 2012, 2011 and 2010.

In order to service its customers, optimize logistics, lower facilities costs and reduce finished goods inventory levels, the company operates consolidated distribution facilities in both the United States and Europe. Orders are normally shipped within a matter of days after receipt. Backlog is not currently a significant issue for the company.

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

Employees

The company had approximately 12,200 employees as of December 31, 2012.

Seasonality

The company’s business is not affected to any material extent by seasonal factors.

Research and Development

The company is engaged in both internal and external research and development in an effort to introduce new products, to enhance the effectiveness, ease of use, safety and reliability of its existing products, and to expand the applications for which the uses of its products are appropriate. The company is dedicated to developing and acquiring technologies that will furnish healthcare providers with a more complete line of products to treat medical conditions through less invasive procedures and in a cost-effective manner. The company’s research and development expenditures, including acquired in-process research and development, were $203.2 in 2012 and $185.4 million in each of 2011 and 2010. The company evaluates developing technologies primarily in areas where it may have technological or marketing expertise for possible investment or acquisition.

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

Defects, failures or quality issues associated with our products could lead to recalls or safety alerts, negative publicity regarding the company and litigation, including product liability claims, that could adversely affect our business and reputation and result in loss of customers. Loss reserves are difficult to estimate.

The design, manufacture and marketing of medical devices of the types we produce entail inherent risks. Quality is extremely important to us and to our customers because our products are often used in clinically demanding circumstances with seriously ill patients, and many of the medical devices we manufacture and sell are implanted in the human body for long periods of time or indefinitely. Given the circumstances in which our products are often used, defects, failures or quality issues can result in serious and costly consequences. Quality management is essential to prevent defects or failures associated with our products, as well as to improve our products and maintain the integrity of the data that supports the safety and efficacy of our products.

There are a number of factors that could result in an unsafe condition, injury or death of a patient with respect to products that we manufacture or sell, including quality issues, component failures, manufacturing flaws, unanticipated or improper uses of our products, design defects or inadequate disclosure of product-related risks or product-related information.

Any of these issues could lead to a recall of, or safety alert relating to, one or more of our products and could ultimately result in the removal of these products from the body and claims against us for costs associated with the removal. Any recall, whether voluntary or required by the United States Food and Drug Administration (“FDA”) or similar governmental authorities in other countries, could result in significant costs and significant negative publicity. Negative publicity including regarding a quality or safety issue, whether accurate or inaccurate, could reduce market acceptance of our products, harm our reputation, decrease demand for our products, result in the loss of customers, lead to product withdrawals and/or harm our ability to successfully launch and market our products in the future. The foregoing problems could also result in enforcement actions by state and federal governments or other enforcement bodies, or product liability claims or lawsuits including those being brought by individuals or by groups seeking to represent a class or establish multi-district litigation proceedings. While we believe that many settlements and judgments, as well as legal defense costs, may be covered in whole or in part under our product liability insurance policies with a limited number of insurance companies, amounts recovered under these policies may be less than the stated coverage limits and may not be adequate to cover damages and/or costs. In addition, there is no guarantee that insurers will pay claims or that coverage will be otherwise available. See Item 3. “Legal Proceedings” below for a description of lawsuits filed or asserted against us, including the Hernia Product Claims, Women’s Health Product Claims and Filter Product Claims (each, as defined below). Moreover, in some circumstances adverse events arising from or associated with the design, manufacture, quality or marketing of our products could result in the FDA suspending or delaying its review of our applications for new product approvals. Any of the foregoing problems could have a material adverse effect on our business, results of operations, financial condition and/or liquidity.

Reserves established for estimated losses, including with respect to legal proceedings, do not represent an exact calculation of our actual liability but instead represent our estimate of the probable loss at the time the reserve is established. Due to the inherent uncertainty underlying loss reserve estimates, actual losses may be materially higher or lower than the related reserve. Liabilities in excess of our reserves could have a material adverse effect on our business, results of operations, financial condition and/or liquidity.

We face intense competition from other companies, and our inability to continue to effectively develop, acquire and/or market new products and technologies could have a material adverse effect on our business, results of operations and/or financial condition.

The medical device business is intensely competitive and is characterized by rapid technological change. Our customers consider many factors when choosing among products, including product features and reliability, product quality, product technology, clinical outcomes, product availability, price and product services provided by the manufacturer. Product introductions, alternative therapies or enhancements by competitors that provide better features, clinical outcomes or economic value and/or offer lower pricing, may make our products or proposed products obsolete or less competitive. In addition, the trend of consolidation in the medical device industry and among our customers could result in greater competition and pricing pressures.

As a result, we engage in product development and improvement programs to maintain and improve our competitive position. We may not, however, be successful in enhancing existing products or developing new products or technologies that will achieve regulatory approval or receive market acceptance. As part of our business strategy, we also pursue the acquisition of complementary businesses, technologies and products. We may not be able to identify appropriate acquisition candidates, consummate transactions or obtain agreements with favorable terms. Further, once a business is acquired, any inability to successfully integrate the business, failure to retain and develop its workforce or failure to establish and maintain appropriate controls could adversely affect our ability to realize the anticipated benefits of any acquisition. If we fail to develop and successfully launch new products, generate satisfactory clinical results, provide sufficient economic value, enhance existing products or identify, acquire and integrate complementary businesses, technologies and products, or otherwise compete effectively, our business, results of operations and/or financial condition could be adversely affected.

Domestic and foreign legislative or administrative reforms resulting in restrictive reimbursement practices of third-party payors and cost containment measures could decrease the demand for products purchased by our customers, the prices that our customers are willing to pay for those products and the number of procedures using our devices.

Our products are purchased principally by hospitals or physicians which typically bill various third-party payors, such as governmental programs (e.g., Medicare, Medicaid and comparable foreign programs), private insurance plans and managed care plans, for the healthcare services provided to their patients. The ability of our customers to obtain appropriate reimbursement for products and services from third-party payors is critical to the success of medical device companies because it affects which products customers purchase and the prices they are willing to pay. Reimbursement varies by country and can significantly impact the acceptance of new technology. Implementation of healthcare reforms or other governmental actions in the United States and other countries may limit, reduce or eliminate reimbursement for our products and adversely affect both our pricing flexibility and the demand for our products. Even when we develop or acquire a promising new product, we may find limited demand for the product unless reimbursement approval is obtained from private and governmental third-party payors.

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

We operate in many parts of the world, and our operations are affected by various state, federal and international healthcare, environmental, antitrust, anti-corruption, anti-bribery and employment laws, including, for example, various FDA and international regulations, the federal Anti-Kickback Statute, the Foreign Corrupt Practices Act (“FCPA”) and the UK Bribery Act. We are subject to periodic inspections to determine compliance with the FDA’s Quality System Regulation requirements, current medical device adverse event reporting regulations, and foreign rules and regulations. The failure to comply with these laws and regulatory standards or the discovery of previously unknown problems with a product or manufacturer: (i) could result in FDA Form-483 notices and/or warning letters, fines, delays or suspensions of regulatory clearances, detainment, seizures or recalls of products (with the attendant expenses), the banning of a particular device, an order to replace or refund the cost of any device previously manufactured or distributed, operating restrictions and/or civil or criminal prosecution, and/or penalties, as well as decreased sales as a result of negative publicity and product liability claims; and (ii) could have a material adverse effect on our business, results of operations, financial condition and/or liquidity.

It can be costly and time-consuming to obtain and maintain regulatory approvals to market a medical device. Approvals might not be granted for new devices on a timely basis, if at all. Product approvals by the FDA and other foreign regulators can be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial approval. Regulations are also subject to change as a result of legislative, administrative or judicial action, which may further increase our costs or reduce sales. As an example, the FDA has proposed changes to the 510(k) process, which is the clearance process for medical devices that are substantially equivalent to other legally-marketed devices. If changes to the 510(k) process are adopted, the time and cost to get many of our medical devices to market could increase. Our failure to maintain approvals or obtain approval for new products could adversely affect our business, results of operations, financial condition and/or liquidity.

The healthcare industry is under continued scrutiny from state governments and the federal government with respect to industry practices in the area of sales and marketing. If our marketing or sales activities fail to comply with the FDA’s regulations or guidelines, or other applicable laws, we may be subject to warnings from the FDA or enforcement actions from the FDA or other enforcement bodies. In the recent past, medical device manufacturers have been the subject of investigations from state and federal agencies related to their relationships with doctors, product marketing and off-label promotion of products, among other activities or practices. If an enforcement action involving the company were to occur, it could result in penalties, fines, the exclusion of our products from reimbursement under federally-funded programs and/or prohibitions on our ability to sell our products, and could have a material adverse effect on our business, results of operations, financial condition and/or liquidity. See Item 3. “Legal Proceedings” below for a description of a matter relating to the company’s brachytherapy business and for a description of the subpoenas and Civil Investigation Demands from a number of State Attorneys General seeking information related to certain of the company’s products.

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

Sales outside the United States accounted for approximately 33% of our net sales in 2012. We anticipate that sales from international operations will continue to represent a significant portion of our total sales, and we intend to accelerate our expansion into emerging and/or faster-growing markets outside the United States. In addition, many of our manufacturing facilities and suppliers are located outside the United States. As a result, our sales and profitability from our international operations and our ability to implement our overall business strategy

(including our plan to expand into emerging and/or faster-growing markets outside the United States) are subject to risks and uncertainties that can vary by country, and include those related to political and economic conditions (such as those affecting certain countries in Europe), foreign currency exchange rate fluctuations, changes in tax laws, regulatory and reimbursement programs and policies, and the protection of intellectual property rights. These risks and uncertainties could have a material adverse effect on our business and/or results of operations.

The adoption of healthcare reform in the United States may adversely affect our business, results of operations and/or financial condition.

In March 2010, significant reforms to the U.S. healthcare system were adopted in the form of the Patient Protection and Affordable Care Act (the “PPACA”). The PPACA includes provisions that, among other things, reduce and/or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and impose new and/or increased taxes. Specifically, the law requires the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on United States sales of most medical devices beginning in 2013. The company has evaluated the impact of this tax on our overall business. Based on forecasted 2013 annual United States sales, the excise tax is expected to be approximately $40 million, which will increase our cost of doing business. Although there are ongoing discussions in the U.S. Congress regarding the medical device excise tax, there can be no assurances as to the outcome of any of these discussions. The PPACA also reduces Medicare and Medicaid payments to hospitals and clinical laboratories, which could reduce medical procedure volumes and impact the demand for our products or the prices at which the company sells its products. While the PPACA is intended to expand health insurance coverage to uninsured persons in the United States, other elements of this legislation, such as Medicare provisions aimed at improving quality and decreasing costs, comparative effectiveness research, an independent payment advisory board, and pilot programs to evaluate alternative payment methodologies, make it difficult to determine the overall impact on sales of our products. Various healthcare reform proposals have also emerged at the state level. The impact of the PPACA and these proposals could have a material adverse effect on our business and/or results of operations.

Disruption of critical information systems or material breaches in the security of our systems may adversely affect our business and customer relationships.

We rely on information technology systems to process, transmit, and store electronic information in our day-to-day operations. We also rely on our technology infrastructure, among other functions, to interact with suppliers, sell our products, fulfill orders and bill, collect and make payments, ship products, provide support to customers, track customer purchases, fulfill contractual obligations and otherwise conduct business. Our internal information technology systems, as well as those systems maintained by third-party providers, may be subjected to computer viruses or other malicious codes, unauthorized access attempts, and cyber-attacks, including infiltration of data centers, any of which, if successful, could result in data leaks or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyber-attacks are becoming more sophisticated and frequent, and there can be no assurances that our protective measures will prevent future security breaches that could have a significant impact on our business, reputation, and financial results. If we fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to these systems, we could lose existing customers, have difficulty preventing, detecting, and controlling fraud, have disputes with customers, physicians, and other health care professionals, have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach, or suffer other adverse consequences, any of which could have a material adverse effect on our business, results of operations or financial condition.

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

Item 1B. Unresolved Staff Comments

None.

Item  2. Properties

The executive offices of the company are located in Murray Hill, New Jersey. Domestic manufacturing and development units are located in Arizona, California, Colorado, Georgia, Illinois, Massachusetts, Minnesota, Montana, New Jersey, New York, Pennsylvania, Puerto Rico, Rhode Island, South Carolina and Utah. Sales offices are in many of these locations as well as others. Outside the United States, the company has plants or offices in Austria, Australia, Belgium, Brazil, Canada, China, the Czech Republic, Denmark, Finland, France, Germany, Greece, India, Ireland, Italy, Jordan, Korea, Malaysia, Mexico, the Netherlands, Norway, Poland, Portugal, Russia, Saudi Arabia, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan, Turkey and the United Kingdom.

The company owns approximately 2.5 million square feet of space in 18 locations and leases approximately 1.4 million square feet of space in 71 locations. All of these facilities are well-maintained and suitable for the operations conducted in them.

Item 3. Legal Proceedings

General

In the ordinary course of business, the company is subject to various legal proceedings, investigations and claims, including, for example, product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes. In addition, the company operates in an industry susceptible to significant patent legal claims. At any given time, in the ordinary course of business, the company is involved as either a plaintiff or defendant in a number of patent infringement actions. If a third party’s patent infringement claim were to be determined against the company, the company might be required to make significant royalty or other payments or might be subject to an injunction or other limitation on its ability to manufacture or distribute one or more products. If a patent owned by or licensed to the company is found to be invalid or unenforceable, the company might be required to reduce the value of certain intangible assets on the company’s balance sheet and to record a corresponding charge, which could be significant in amount. The company believes that any of these proceedings and claims could have a material adverse effect on its business, results of operations, financial condition and/or liquidity.

Product Liability Matters

As of February 14, 2013, approximately 890 federal and 730 state lawsuits involving individual claims by approximately 1,750 plaintiffs, as well as two putative class actions in the United States and four putative class actions in various Canadian provinces, are currently pending against the company with respect to its Composix® Kugel® and certain other hernia repair implant products (collectively, the “Hernia Product Claims”). One of the U.S. class action lawsuits consolidated ten previously-filed U.S. class action lawsuits. The putative class actions, none of which has been certified, seek (i) medical monitoring, (ii) compensatory damages, (iii) punitive damages, (iv) a judicial finding of defect and causation and/or (v) attorneys’ fees. A class certification hearing in one of the Canadian class actions is scheduled to take place in May 2013. Approximately 705 of the state lawsuits, involving individual claims by approximately 800 plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions. The Hernia Product Claims also generally seek damages for personal injury resulting from use of the products. The company voluntarily recalled certain sizes and lots of the Composix® Kugel® products beginning in December 2005.

In June 2007, the Judicial Panel on Multidistrict Litigation (“JPML”) transferred Composix® Kugel® lawsuits pending in federal courts nationwide into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island. The MDL court subsequently determined to include other hernia repair products of the company in the MDL proceeding. On June 30, 2011, the company announced that it had reached agreements in principle with various plaintiffs’ law firms to settle the majority of its existing Hernia Product Claims. Each agreement is subject to certain conditions, including requirements for participation in the proposed settlements by a certain minimum number of plaintiffs. In addition, the company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Hernia Product Claims, and intends to vigorously defend Hernia Product Claims that do not settle, including through litigation. Additional trials are scheduled in the second quarter of 2013 and throughout the remainder of 2013. Based on these events, the company incurred a charge of $184.3 million ($180.6 million after tax) in the second quarter of 2011, which recognized the estimated costs of settling all Hernia Product Claims, including asserted and unasserted claims, and costs to administer the settlements. The charge excludes any costs associated with pending putative class action lawsuits. The company cannot give any assurances that the actual costs incurred with respect to the Hernia Product Claims will not exceed the amount of the charge together with amounts previously accrued. The company cannot give any assurances that the resolution of the Hernia Product Claims that have not settled, including asserted and unasserted claims and the putative class action lawsuits, will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

As of February 14, 2013, product liability lawsuits involving individual claims by approximately 2,320 plaintiffs have been filed or asserted against the company in various federal and state jurisdictions alleging personal injuries associated with the use of certain of the company’s surgical continence products for women, including its Avaulta® line of products. In addition, five putative class actions in the United States and one putative class action in Canada have been filed against the company (all lawsuits, collectively, the “Women’s Health Product Claims”). The Women’s Health Product Claims generally seek damages for personal injury resulting from use of the products. The putative class actions, none of which has been certified, seek: (i) medical monitoring; (ii) compensatory damages; (iii) punitive damages; (iv) a judicial finding of defect and causation; and/or (v) attorneys’ fees. With respect to certain of these claims, the company believes that one of its suppliers has an obligation to defend and indemnify the company. In October 2010, the JPML transferred the Women’s Health Product Claims involving solely Avaulta® products pending in federal courts nationwide into an MDL for coordinated pre-trial proceedings in the United States District Court for the Southern District of West Virginia. In February 2012, the JPML expanded the scope of and renamed the MDL pending in the United States District Court for the Southern District of West Virginia to include lawsuits involving all women’s surgical continence products that are manufactured or distributed by the company. In total, approximately 1,835 of the Women’s Health Product Claims are pending in federal courts and have been or will be transferred to the MDL in West Virginia, with the remainder of the Women’s Health Product Claims in other jurisdictions. Trial dates have been scheduled in the MDL beginning in June 2013 and are scheduled to continue throughout 2013. Additional trials are also scheduled in state courts in the second half of 2013.The first trial in one of these other jurisdictions was completed in July 2012 and resulted in a judgment against the company of approximately $3.6 million. The company has appealed this decision. The company does not believe that this verdict is representative of the potential outcomes of other Women’s Health Product Claims. While the company intends to vigorously defend the Women’s Health Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

As of February 14, 2013, product liability lawsuits involving individual claims by approximately 55 plaintiffs have been filed or asserted against the company in various federal and state jurisdictions alleging personal injuries associated with the use of the company’s vena cava filter products. In addition, three putative class actions have been filed against the company in various state courts on behalf of plaintiffs who are alleged to have no present injury (all lawsuits, collectively, the “Filter Product Claims”). The putative class actions, none of which has been certified, seek: (i) medical monitoring; (ii) punitive damages; (iii) a judicial finding of defect and causation; and/or (iv) attorneys’ fees. A class certification hearing in one of the class actions is scheduled to take place in May 2013. The first Filter Product Claim trial was completed in June 2012 and resulted in a judgment for the company based on the finding that the company was not liable for the plaintiff’s damages. The company expects additional trials of Filter Product Claims to take place over the next 12 months. While the company intends to vigorously defend the Filter Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

In most product liability litigations of this nature, including the unsettled Hernia Product Claims, the Women’s Health Product Claims and the Filter Product Claims, plaintiffs allege a wide variety of claims, ranging from allegations of serious injury caused by the products to efforts to obtain compensation notwithstanding the absence of any injury. In many of these cases, the company has not yet received and reviewed complete information regarding the plaintiffs and their medical conditions, and consequently, is unable to fully evaluate the claims. The company expects that it will receive and review additional information regarding the unsettled Hernia Product Claims, the Women’s Health Product Claims, the Filter Product Claims and related matters as these cases progress.

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

The company’s insurance coverage with respect to the Hernia Product Claims has been depleted. In connection with the Hernia Product Claims, the company is in dispute with one of its excess insurance carriers relating to an aggregate of $25 million of insurance receivables. Binding arbitration of this dispute concluded in February 2013 in Bermuda, and the company is awaiting a decision.

In connection with the Women’s Health Product Claims, the company is in dispute with one of its excess insurance carriers relating to an aggregate of $50 million of insurance coverage.

For additional information regarding Hernia Product Claims, Women’s Health Product Claims and Filter Product Claims, see Item 1A. “Risk Factors.”

Other Legal Matters

The company has received subpoenas or Civil Investigative Demands from a number of State Attorneys General seeking information related to the sales and marketing of certain of the company’s products that are the subject of the Hernia Product Claims and the Women’s Health Product Claims. The company intends to cooperate with these requests. Since it is not feasible to predict the outcome of these proceedings, the company cannot give any assurances that the resolution of these proceedings will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

In November 2006, the company received a subpoena issued by the U.S. Department of Health and Human Services, Office of Inspector General (“OIG”), under the authority of the federal healthcare fraud and false claims statutes, seeking documents related to the company’s brachytherapy business (the “Brachytherapy Matter”). On January 27, 2012, the company announced that it had reached a preliminary agreement with the civil and criminal divisions of the United States Attorney’s Office for the Northern District of Georgia to resolve claims with respect to the Brachytherapy Matter. In connection with this preliminary agreement, the company previously recorded a charge of approximately $51.0 million ($40.8 million after tax) in the fourth quarter of 2011. The ultimate settlement of this matter is subject to the negotiation and execution of definitive agreements. If the definitive agreements are not finalized, the eventual costs related to this matter could be materially different than this charge and the company cannot give any assurances that this matter will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

In December 2007, a U.S. District Court jury in Arizona found that certain of W.L. Gore & Associates Inc.’s (“Gore”) ePTFE vascular grafts and stent-grafts infringe the company’s patent number 6,436,135 (the “135 patent”). The jury upheld the validity of the patent and awarded the company $185 million in past damages. The jury also found that Gore willfully infringed the patent. In a second phase of the trial, the District Court ruled that Gore failed to prove that the patent is unenforceable due to inequitable conduct. In March 2009, the District Court doubled the jury award to approximately $371 million for damages through June 2007. The District Court also awarded the company attorneys’ fees of $19 million and prejudgment interest of approximately $20 million. In addition, the District Court denied Gore’s remaining motions, including its motions for a new trial and to set aside the jury’s verdict. In July 2010, the District Court awarded the company approximately $109 million in additional damages for the period from July 2007 through March 2009. Gore has deposited or secured the foregoing amounts with the District Court. The District Court also assessed a royalty rate of between 12.5% and 20%, depending on the product, that will be used to calculate damages for Gore’s infringing sales from April 2009 through the expiration of the patent. Gore has made additional deposits with the District Court of approximately $471 million, representing Gore’s calculation of royalties for its infringing sales through December 2012. Gore appealed this matter to the Court of Appeals for the Federal Circuit (the “Court of Appeals”), which on February 10, 2012 affirmed the decision of the District Court. Gore filed a petition with the Court of Appeals for a rehearing of its appeal. On June 14, 2012, the Court of Appeals reaffirmed its February 10, 2012 decision, including the ongoing royalty rates as set by the District Court, with the exception of the issue of willfulness with respect to Gore’s infringement of the 135 patent, which was remanded to the District Court. On October 12, 2012, Gore filed a petition for a writ of certiorari to the U.S. Supreme Court requesting a review of the portion of the decision that the Court of Appeals reaffirmed. The U.S. Supreme Court denied Gore’s petition on January 14, 2013. The company filed a motion with the District Court to execute on the judgment other than with respect to the amounts related to willfulness. On January 28, 2013, Gore filed with the U.S. District Court a Request for Judicial Notice that the U.S. Patent and Trademark Office granted Gore’s previously filed request for a re-examination of the 135 patent. The timing of final resolution of these matters remains uncertain. Since the company considers these matters a gain contingency, no amounts have been recorded. Even if the company is ultimately successful in this lawsuit, it cannot give any assurances that royalties for Gore’s future infringing sales will remain at or near historic levels.

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

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Set forth below is the name, age, position, five-year business history and other information with respect to each executive officer of the company as of February 20, 2013. No family relationships exist among the officers or Board of Directors of the company. The Board of Directors elects all officers of the company annually.

Name	Age	Position
Timothy M. Ring	55	Chairman and Chief Executive Officer and Director
John H. Weiland	57	President and Chief Operating Officer and Director
Christopher S. Holland	46	Senior Vice President and Chief Financial Officer
Sharon M. Alterio	50	Group Vice President
Jim C. Beasley	49	Group Vice President
Timothy P. Collins	52	Group Vice President
Brian P. Kelly	54	Group Vice President
John A. DeFord	51	Senior Vice President-Science, Technology and Clinical Affairs
Gary D. Dolch	65	Senior Vice President-Quality, Regulatory and Medical Affairs
Bronwen K. Kelly	60	Vice President-Human Resources
Jean F. Holloway	56	Vice President, General Counsel and Secretary
Frank Lupisella Jr.	52	Vice President and Controller

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

Christopher S. Holland joined Bard in 2012 as Senior Vice President and Chief Financial Officer. Prior to joining Bard, he held executive positions at ARAMARK Corporation since 2003 and was most recently Senior Vice President, Finance and Treasurer. Previously, Mr. Holland held various positions at J.P. Morgan and Company, Inc., including Vice President, with responsibility for the medical device sector.

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

2012	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
High	$99.64	$107.91	$108.31	$106.49
Low	$84.42	$94.90	$93.69	$93.79

2011	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
High	$99.40	$113.13	$113.84	$89.61
Low	$90.11	$98.50	$84.80	$80.80

Title of Class	Number of record holders of the company’s common stock as of January 31, 2013
Common Stock - $.25 par value	3,574

Dividends

The company paid cash dividends of $66.7 million, or $0.78 per share, in 2012 and $64.6 million, or $0.74 per share, in 2011. The following table illustrates the dividends paid per share in each of the indicated quarters.

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
2012	$0.19	$0.19	$0.20	$0.20	$0.78
2011	$0.18	$0.18	$0.19	$0.19	$0.74

The first quarter 2013 dividend of $0.20 per share was declared on December 12, 2012 and was paid on February 1, 2013 to shareholders of record on January 22, 2013.

Issuer Purchases of Equity Securities

The following table provides information with respect to the shares of the company’s common stock repurchased during the quarter ended December 31, 2012.

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs(2)
October 1 - October 31, 2012	6,671	$101.26	—	$383,747,818
November 1 - November 30, 2012	942,167	96.58	940,500	292,914,097
December 1 - December 31, 2012	14,568	96.45	—	292,914,097

Total	963,406	$96.61	940,500	$292,914,097

(1)	The company repurchased 22,906 shares during the three-month period ended December 31, 2012 that were not part of the publicly announced share repurchase authorization. These shares were purchased from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.
(2)	On June 13, 2012, the Board of Directors approved the repurchase of up to $500 million of the common stock of the company.

Item 6. Selected Financial Data

Set forth below is selected financial data as of the end of and for each of the years ended December 31.

	2012	2011	2010	2009	2008
(dollars and shares in thousands except per share amounts)
Income Statement Data
Net sales	$2,958,100	$2,896,400	$2,720,200	$2,534,900	$2,452,100
Net income(A)	530,100	328,000	509,600	461,400	419,300
Net income attributable to common shareholders(A)	530,100	328,000	509,200	460,100	416,500

Balance Sheet Data
Total assets(B)	$4,151,300	$3,931,400	$3,171,800	$2,906,900	$2,665,700
Working capital(A)(B)	1,399,600	773,500	1,123,300	1,210,100	1,081,100
Long-term debt(C)(D)	1,409,600	908,700	896,900	149,800	149,800
Total debt(C)(D)	1,409,600	1,213,200	977,400	149,800	149,800
Shareholders’ investment(A)(B)(D)	1,925,700	1,771,200	1,620,500	2,205,900	1,988,200

Common Stock Data
Basic earnings per share – Income from operations attributable to common shareholders(A)(D)	$6.24	$3.75	$5.39	$4.66	$4.13
Diluted earnings per share – Income from operations attributable to common shareholders(A)(D)	6.16	3.69	5.32	4.60	4.05
Cash dividends paid per share	0.78	0.74	0.70	0.66	0.62
Shareholders’ investment per share(A)(B)(D)	23.12	20.64	17.35	22.58	19.98
Weighted average common shares outstanding(D)	83,300	85,800	93,400	97,700	99,500
Shareholders of record	3,596	3,869	4,061	4,199	4,397

Supplementary Data
Return on shareholders’ investment(A)(B)(D)	28.7%	19.3%	26.6%	21.9%	21.7%
Net income attributable to common shareholders/net sales(A)	17.9%	11.3%	18.7%	18.2%	17.0%
Days – accounts receivable	56.8	58.5	57.8	58.8	55.9
Days – inventory	105.1	104.7	109.0	110.9	104.3
Total debt/total capitalization(A)(B)(C)(D)	42.3%	40.7%	37.6%	6.4%	7.0%
Interest expense(C)(D)	$39,600	$36,400	$12,700	$11,800	$12,100
Research and development expense	203,200	185,400	185,400	179,600	199,100
Number of employees	12,200	12,100	11,700	11,000	11,000
Net sales per employee	$242.5	$239.4	$232.5	$230.4	$222.9
Net income attributable to common shareholders per employee(A)	43.5	27.1	43.5	41.8	37.9

(A)	Amounts for 2011 include the impact of certain legal settlements. See Note 10 of the notes to consolidated financial statements.
(B)	Amounts for 2011 and 2010 were restated to reflect the change from the LIFO to FIFO inventory valuation method in 2012.
(C)	Amounts for 2012 include the impact of a 2012 debt offering. See Note 9 of the notes to consolidated financial statements.
(D)	Amounts for 2010 through 2012 include the impact of a 2010 debt offering and accelerated share repurchase. See Note 9 of the notes to consolidated financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis provides a review of the results of operations, financial condition and the liquidity and capital resources of the company and its subsidiaries. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K. Certain statements contained herein may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995; see “Risks and Uncertainties; Cautionary Statement Regarding Forward-Looking Information” below.

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

The company’s earnings are driven by its ability to continue to generate sales of its products and improve operating efficiency. Bard’s ability to increase sales over time depends upon its success in developing, acquiring and marketing differentiated products that meet the needs of clinicians and their patients. In 2012, the company’s research and development (“R&D”) expense as a percentage of net sales was 6.9%. The company expects R&D expense as a percentage of net sales to increase in future years. The company also makes and expects to continue to make selective acquisitions of businesses, products and technologies, generally focusing on small-to-medium sized transactions to provide ongoing growth opportunities. In addition, the company may, from time-to-time, consider acquisitions of larger, established companies. The company may also periodically divest lines of business in which it is not able to reasonably attain or maintain a leadership position in the market or for other strategic reasons. The company spent $159.3 million in 2012, including acquired in-process R&D (“IPR&D”), for the acquisition of businesses, products and technologies.

Acquisitions and Other Initiatives

On October 19, 2012, the company acquired all of the outstanding shares of Neomend, Inc. (“Neomend”), a privately-held company engaged in the development and commercialization of innovative surgical sealants. The total purchase consideration of $133.7 million included the fair value of contingent consideration of up to $25 million, which is based on the achievement of sales-based milestones through 2016. Neomend’s products expand Bard’s existing surgical specialties product portfolio to include the only product approved by the U.S. Food and Drug Administration for the treatment of intraoperative air leaks in connection with thoracic surgery. Neomend’s proprietary technology and pipeline provide the opportunity for future clinical indications across a variety of surgical specialty applications. For more information on acquisitions, see Note 2 of the notes to consolidated financial statements.

During the fourth quarter of 2012, the company committed to a plan (the “2012 Restructuring Plan”) to improve its overall cost structure and enhance operational effectiveness. The company expects the 2012 Restructuring Plan to result in the elimination of certain positions and other employee terminations worldwide. In connection with this plan, the company recorded employee separation costs under the company’s existing severance programs and other costs related to one-time employee termination benefits of $19.2 million ($13.0 million after tax). Substantially all of these costs are expected to be cash expenditures. The company expects these restructuring costs to result in pre-tax cost savings of approximately $15 million on an annual basis. See Note 3 of the notes to consolidated financial statements.

On October 30, 2012, the company issued $500 million aggregate principal amount of 1.375% senior unsecured notes due 2018. Interest on the notes is payable semi-annually. Net proceeds from this offering were $495.4 million, after deducting debt offering costs, consisting of underwriting commissions and offering expenses, and a debt issuance discount. Net proceeds from the issuance of the notes were used for general corporate purposes, including repayment of commercial paper and acquisitions. See Note 9 of the notes to consolidated financial statements.

Healthcare Reform

Significant reforms to the U.S. healthcare system were adopted in 2010 in the form of the Patient Protection and Affordable Care Act (the “PPACA”). The PPACA requires, among other things, the company to pay a 2.3% excise tax on most U.S. medical device sales beginning in 2013. The company has evaluated the impact of this tax on its overall business. Based on forecasted 2013 annual U.S. sales, the excise tax is expected to be approximately $40 million.

Results of Operations

Net Sales

Bard’s 2012 consolidated net sales increased 2% on a reported basis (3% on a constant currency basis) over 2011 consolidated net sales. Bard’s 2011 consolidated net sales increased 6% on a reported basis (5% on a constant currency basis) over 2010 consolidated net sales. Net sales “on a constant currency basis” is a non-GAAP measure and should not be viewed as a replacement of GAAP results. See “Management’s Use of Non-GAAP Measures” below. Price changes had the effect of decreasing consolidated net sales by approximately 140 basis points and 70 basis points for 2012 and 2011, respectively, compared to the prior years. The primary exchange rate movement that impacts net sales is the movement of the Euro compared to the U.S. dollar. The impact of exchange rate movements on net sales is not indicative of the impact on net earnings due to the offsetting impact of exchange rate movements on operating costs and expenses, costs incurred in other currencies and the company’s hedging activities.

Bard’s 2012 United States net sales of $1,967.7 million increased 1% compared to $1,956.0 million in 2011. Bard’s 2012 international net sales of $990.4 million increased 5% on a reported basis (9% on a constant currency basis) compared to $940.4 million in 2011. Bard’s 2011 United States net sales increased 4% compared to $1,889.0 million in 2010. Bard’s 2011 international net sales increased 13% on a reported basis (9% on a constant currency basis) compared to $831.2 million in 2010.

Presented below is a summary of consolidated net sales by product group category.

Product Group Summary of Net Sales

	For the Years Ended December 31,
	2012	2011	Change	Constant Currency	2010	Change	Constant Currency
(dollars in millions)
Vascular	$845.0	$842.4	—	3%	$755.9	11%	10%
Urology	757.8	734.8	3%	4%	718.1	2%	1%
Oncology	812.4	779.5	4%	5%	724.8	8%	6%
Surgical Specialties	455.1	450.0	1%	2%	434.6	4%	3%
Other	87.8	89.7	(2)%	(2)%	86.8	3%	3%

Total net sales	$2,958.1	$2,896.4	2%	3%	$2,720.2	6%	5%

Vascular Products - Bard markets a wide range of products for the peripheral vascular market, including endovascular products, electrophysiology products and vascular graft products. Consolidated net sales of vascular products in 2012 were flat on a reported basis (increased 3% on a constant currency basis) compared to the prior year due to an increase in sales of endovascular products offset by a decline in sales of electrophysiology and vascular graft products. United States net sales of vascular products in 2012 decreased 3% compared to the prior year. International net sales of vascular products in 2012 increased 4% on a reported basis (10% on a constant currency basis) compared to the prior year. The increase in consolidated net sales of vascular products in 2011 was due primarily to growth in endovascular products. United States net sales of vascular products in 2011 increased 9% compared to the prior year. International net sales in 2011 increased 15% on a reported basis (10% on a constant currency basis) compared to the prior year.

Consolidated net sales of endovascular products in 2012 increased 2% on a reported basis (5% on a constant currency basis) compared to the prior year. Consolidated net sales of endovascular products in 2011 increased 16% on a reported basis (14% on a constant currency basis) compared to the prior year. Stents and percutaneous transluminal angioplasty balloon catheters were the primary contributors to the growth in this product line in 2012. Net sales of stents in 2012 benefited from an issue with the availability of a competitor’s products. Percutaneous transluminal angioplasty balloon catheters, stents and biopsy products were the primary contributors to the growth in this product line in 2011.

Consolidated net sales of electrophysiology products in 2012 decreased 6% on a reported basis (2% on a constant currency basis) compared to the prior year. Consolidated net sales of electrophysiology products in 2011 increased 2% on a reported basis (decreased 1% on a constant currency basis) compared to the prior year.

Consolidated net sales of vascular graft products in 2012 decreased 6% on a reported basis (3% on a constant currency basis) compared to the prior year. Consolidated net sales of vascular graft products in 2011 decreased 2% on a reported basis (4% on a constant currency basis) compared to the prior year. Declining sales in peripheral vascular grafts were the primary drivers of the decrease in both 2012 and 2011.

Urology Products - Bard markets a wide range of products for the urology market, including basic drainage products, continence products and urological specialty products. Bard also markets StatLock® catheter stabilization products, which are used to secure many types of catheters sold by Bard and other companies. Bard also markets Targeted Temperature Management™ products, acquired in November 2011, for therapeutic hypothermia. In 2012, consolidated net sales of urology products increased 3% on a reported basis (4% on a constant currency basis) compared to the prior year. This increase included 5 percentage points of growth on both a reported basis and constant currency basis from the addition of Targeted Temperature Management™ products. This growth was offset by declines in sales of urological specialty products, StatLock® catheter stabilization products and continence products, a trend that may continue. United States net sales of urology products in 2012 increased 2% compared to the prior year. International net sales in 2012 increased 6% on a reported basis (9% on a constant currency basis) compared to the prior year. The increase in consolidated net sales of urology products in 2011 compared to the prior year was led by growth in sales of basic drainage products, StatLock® catheter stabilization products and the addition of Targeted Temperature Management™ products, partially offset by a decrease in sales of continence products. United States net sales in 2011 decreased 1% compared to the prior year. International net sales in 2011 increased 12% on a reported basis (8% on a constant currency basis) compared to the prior year.

Consolidated net sales of basic drainage products in 2012 increased 1% on both a reported basis and constant currency basis compared to the prior year. Consolidated net sales of basic drainage products in 2011 increased 3% on both a reported basis and constant currency basis compared to the prior year. Consolidated net sales of infection control Foley catheter products in 2012 decreased 3% on both a reported basis and constant currency basis compared to the prior year. Consolidated net sales of infection control Foley catheter products in 2011 were flat on both a reported basis and constant currency basis compared to the prior year.

Consolidated net sales of urological specialty products, which include brachytherapy products, in 2012 decreased 6% on a reported basis (4% on a constant currency basis) compared to the prior year. Consolidated net sales of brachytherapy products in 2012 decreased 15% on a reported basis (11% on a constant currency basis)

compared to the prior year. Consolidated net sales of urological specialty products in 2011 increased 2% on a reported basis (1% on a constant currency basis) compared to the prior year. Consolidated net sales of brachytherapy products in 2011 increased 1% on a reported basis (decreased 1% on a constant currency basis) compared to the prior year. The brachytherapy market has been losing procedural share to alternative therapies in the United States, a trend that may continue.

Consolidated net sales of continence products in 2012 decreased 8% on a reported basis (7% on a constant currency basis) compared to the prior year. Consolidated net sales of continence products in 2011 decreased 14% on a reported basis (15% on a constant currency basis) compared to the prior year. Net sales in 2012 and 2011 were impacted by the discontinuation of sales of a bulking continence product and a decline in sales of surgical continence products, a trend that may continue. Consolidated net sales of the StatLock® catheter stabilization product line in 2012 decreased 2% on both a reported basis and constant currency basis compared to the prior year. Consolidated net sales of the StatLock® catheter stabilization product line in 2011 increased 6% on a reported basis (5% on a constant currency basis) compared to the prior year.

Oncology Products - Bard’s oncology business includes specialty vascular access products and enteral feeding devices. Specialty vascular access products include peripherally inserted central catheters (“PICCs”) used for intermediate to long-term central venous access, specialty access ports and accessories (“Ports”) used most commonly for chemotherapy, dialysis access catheters and vascular access ultrasound devices which help facilitate the placement of PICCs. In 2012, consolidated net sales of oncology products increased 4% on a reported basis (5% on a constant currency basis) compared to the prior year. This increase was due primarily to growth in net sales of PICCs. United States net sales of oncology products in 2012 increased 3% compared to the prior year. International net sales in 2012 increased 9% on a reported basis (11% on a constant currency basis) compared to the prior year. The increase in consolidated net sales of oncology products in 2011 compared to the prior year was due primarily to growth in net sales of PICCs and Ports. United States net sales of oncology products in 2011 increased 5% compared to the prior year. International net sales in 2011 increased 15% on a reported basis (9% on a constant currency basis) compared to the prior year.

Consolidated net sales of PICCs in 2012 increased 6% on both a reported basis and constant currency basis compared to the prior year. Consolidated net sales of Ports in 2012 increased 1% on a reported basis (2% on a constant currency basis) compared to the prior year. Consolidated net sales of PICCs in 2011 increased 9% on a reported basis (8% on a constant currency basis) compared to the prior year. Consolidated net sales of Ports in 2011 increased 6% on a reported basis (5% on a constant currency basis) compared to the prior year.

Consolidated net sales of dialysis access catheters in 2012 increased 2% on a reported basis (3% on a constant currency basis) compared to the prior year. Consolidated net sales of vascular access ultrasound devices in 2012 increased 8% on a reported basis (9% on a constant currency basis) compared to the prior year. Consolidated net sales of dialysis access catheters in 2011 increased 10% on a reported basis (8% on a constant currency basis) compared to the prior year. Consolidated net sales of vascular access ultrasound devices in 2011 increased 10% on a reported basis (9% on a constant currency basis) compared to the prior year.

Surgical Specialty Products - Surgical specialty products include soft tissue repair, performance irrigation and sealant product lines. In 2012, consolidated net sales of surgical specialty products increased 1% on a reported basis (2% on a constant currency basis) compared to the prior year. This increase included 1 percentage point of growth on both a reported basis and constant currency basis from the addition of surgical sealant products from the acquisition of Neomend. United States net sales of surgical specialty products in 2012 increased 1% compared to the prior year. International net sales in 2012 increased 3% on a reported basis (6% on a constant currency basis) compared to the prior year. United States net sales of surgical specialty products in 2011 increased 2% compared to the prior year. International net sales in 2011 increased 10% on a reported basis (6% on a constant currency basis) compared to the prior year. The increase in consolidated net sales of surgical specialty products in 2011 compared to the prior year was due to growth in soft tissue repair products.

The soft tissue repair product line includes synthetic and natural-tissue hernia repair implants, natural-tissue breast reconstruction implants, and hernia fixation products. Consolidated net sales of soft tissue repair products in 2012 increased 1% on a reported basis (2% on a constant currency basis) compared to the prior year. Net sales in this product line in 2012 were favorably impacted by growth in sales of synthetic hernia repair implants and natural-tissue breast reconstruction implants, offset by declines in natural-tissue hernia repair implants and hernia fixation products, a trend that may continue. Consolidated net sales of soft tissue repair products in 2011 increased 6% on a reported basis (5% on a constant currency basis) compared to the prior year. Net sales in this product line in 2011 were favorably impacted by growth in sales of synthetic and natural-tissue hernia repair implants and natural-tissue breast reconstruction implants, partially offset by declines in hernia fixation products.

Other Products - The other product group includes irrigation, wound drainage and certain original equipment manufacturers’ products.

Costs and Expenses

The following is a summary of costs and expenses as a percentage of net sales for the following years ended December 31:

	2012	2011	2010
Cost of goods sold	38.0%	37.9%	37.5%
Marketing, selling and administrative expense	27.6%	27.4%	27.9%
Research and development expense	6.9%	6.4%	6.8%
Interest expense	1.3%	1.3%	0.5%
Other (income) expense, net	1.4%	9.4%	0.9%

Total costs and expenses	75.2%	82.4%	73.6%

Cost of goods sold - Cost of goods sold consists principally of the manufacturing and distribution costs of the company’s products. The category also includes royalties, amortization of intangible assets and the impact of certain hedging activities. Cost of goods sold as a percentage of net sales for 2012 increased 10 basis points compared to the prior year. Incremental amortization of intangible assets acquired in 2011 and 2012 increased cost of goods sold as a percentage of net sales by approximately 70 basis points over the prior year. This increase was largely offset by cost improvements. Cost of goods sold as a percentage of net sales for 2011 increased 40 basis points compared to the prior year. Incremental amortization of intangible assets acquired in 2010 and 2011 increased cost of goods sold in 2011 as a percentage of net sales by approximately 40 basis points over the prior year.

Marketing, selling and administrative expense - Marketing, selling and administrative expense consists principally of the costs associated with the company’s sales and administrative organizations. These costs as a percentage of net sales for 2012 increased 20 basis points from the prior year primarily due to related costs from operations acquired in 2011 and continued investments in emerging markets. These costs as a percentage of net sales for 2011 decreased 50 basis points from the prior year primarily due to company-wide spending controls, including the impact of restructuring activities, partially offset by investments in emerging markets.

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

	2012	2011	2010
(dollars in millions)
Research and development	$199.7	$181.9	$182.8
In-process research and development	3.5	3.5	2.6

Total research and development expense	$203.2	$185.4	$185.4

Research and development expense in 2012 increased approximately 10% compared to the prior year driven by the operations of recent acquisitions. Research and development expense in 2011 was flat compared to the prior year.

Interest expense - Interest expense in 2012 was $39.6 million as compared with 2011 interest expense of $36.4 million and 2010 interest expense of $12.7 million. The increase in interest expense in 2012 was due to higher average short-term borrowings and the issuance of $500 million of senior unsecured notes in October 2012. The increase in interest expense in 2011 was due to the issuance of $750 million of senior unsecured notes in December 2010.

Other (income) expense, net - Other (income) expense, net, was $40.3 million, $271.9 million and $24.6 million for 2012, 2011 and 2010, respectively. Other (income) expense, net, in 2012 included charges related to asset impairments of $22.2 million and net restructuring costs of $17.4 million. Other (income) expense, net, in 2011 included charges related to legal settlements and commitments of $246.5 million, charges for the impairment of Greek bonds of $11.5 million and net restructuring costs of $7.8 million. See Note 13 of the notes to consolidated financial statements.

Income Tax Provision

The company’s effective tax rate for 2012 was approximately 28% compared to approximately 36% in 2011 and approximately 29% in 2010. The effective tax rate for 2011 reflected the tax effect of a charge for legal settlements related to the Hernia Product Claims, which were incurred in a low tax jurisdiction, and a charge related to the Brachytherapy Matter, part of which is not expected to be tax deductible. The tax rate in 2011 also reflected a tax benefit of $17.6 million for certain tax positions being settled as a result of the completion of U.S. Internal Revenue Service (“IRS”) examinations for the tax years from 2005 through 2007 and certain examinations in other jurisdictions.

Net Income Attributable to Common Shareholders and Earnings per Share Available to Common Shareholders

The company reported 2012 net income attributable to common shareholders of $530.1 million, an increase of 62% from 2011 net income attributable to common shareholders of $328.0 million. The company reported 2012 diluted earnings per share available to common shareholders of $6.16, an increase of 67% from 2011 diluted earnings per share available to common shareholders of $3.69. Net income attributable to common shareholders in 2012 reflects asset impairments of $13.8 million, or $0.16 per diluted share, net restructuring costs of $11.8 million, or $0.14 per diluted share, and acquisition-related items (purchase accounting adjustments, transaction and integration costs and IPR&D) of $8.5 million, or $0.10 per diluted share. Net income for 2012 also reflects an increase to the income tax provision of $1.1 million, or $0.01 per diluted share, due to the write-down of a tax receivable in a foreign jurisdiction.

The company reported 2011 net income attributable to common shareholders of $328.0 million, a decrease of 36% from 2010 net income attributable to common shareholders of $509.2 million. The company reported 2011 diluted earnings per share available to common shareholders of $3.69, a decrease of 31% from 2010 diluted earnings per share available to common shareholders of $5.32. Net income attributable to common shareholders in 2011 reflects charges for legal settlements and commitments of $230.3 million, or $2.59 per diluted share, acquisition-related items (primarily integration and transaction costs and IPR&D) of $11.7 million, or $0.13 per diluted share, and charges for the impairment of Greek bonds of $11.5 million, or $0.13 per diluted share. Net income for 2011 also reflects restructuring costs of $5.0 million, or $0.06 per diluted share and a decrease to the income tax provision of $17.6 million, or $0.20 per diluted share, as a result of the reduction of certain tax positions as discussed above.

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

	2012	2011	2010
(dollars in millions)
Cash and cash equivalents	$896.3	$596.4	$641.4

Working capital	1,399.6	773.5	1,123.3

Current ratio	4.13/1	1.84/1	3.75/1

Cash and cash equivalents held by the company’s foreign subsidiaries were $786.1 million and $586.9 million at December 31, 2012 and 2011, respectively. It is the company’s intention to permanently reinvest the majority of these funds outside the United States to finance foreign operations, and the company’s plans do not demonstrate a need to repatriate these funds. If these funds are needed for U.S. operations for currently unforeseen circumstances or can no longer be permanently reinvested outside the United States, the company would be required to accrue and pay U.S. taxes on the earnings associated with these funds. In the United States, ongoing operating cash flows and available borrowings under the company’s committed syndicated bank credit facility provide it with sufficient liquidity.

For the years ended December 31, 2012, 2011 and 2010, net cash provided by operating activities was $661.2 million, $721.5 million and $637.8 million respectively. The decrease in net cash provided by operating activities in 2012 reflects current year payments to claimants for Hernia Product Claims settled in 2011, partially offset by improvements in accounts receivable collections. The increase in net cash provided by operating activities in 2011 reflects higher net income, excluding non-cash items and the timing of tax payments.

During 2012, the company used $98.2 million in cash for investing activities, $674.1 million less than in 2011. During 2011, the company used $772.3 million in cash for investing activities, $417.2 million more than in 2010. Capital expenditures amounted to $72.6 million, $71.4 million and $51.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. Net cash used in investing activities in 2012 reflects a decrease of $122.1 million related to the release of restricted cash from qualified settlement funds (“QSFs”) to claimants pursuant to the proposed settlement of certain Hernia Product Claims. Net cash used for investing activities in 2011 reflects an increase of $147.1 million in restricted cash related to payments to QSFs pursuant to the proposed settlement of certain Hernia Product Claims. The company spent $159.3 million in 2012, $557.2 million in 2011 and $303.9 million in 2010 for the acquisition of businesses, products and technologies to augment existing product lines.

During 2012, the company used $263.2 million in cash for financing activities compared to the $3.9 million provided by financing activities in 2011 and the $310.6 million used for financing activities in 2010. Total debt was $1.4 billion and $1.2 billion at December 31, 2012 and December 31, 2011, respectively. The increase in debt in 2012 reflected the proceeds of $499.4 million from the issuance of senior unsecured notes, net of debt issuance discount. Total debt to total capitalization was 42.3%, 40.7% and 37.6% at December 31, 2012, 2011 and 2010, respectively. The company spent approximately $472.4 million to repurchase 4,903,677 shares of common stock in 2012 compared to approximately $221.8 million to repurchase 2,519,410 shares of common stock in 2011 and approximately $1.1 billion to repurchase 12,025,000 shares in 2010. Purchases of common stock for 2011 also included a payment of $58.9 million in cash remitted to the bank counterparty upon final settlement under the accelerated share repurchase (“ASR”) agreement is included in purchases of common stock in 2011. The repurchases of common stock in 2010 included $750.0 million to repurchase 8,100,000 shares upon initial settlement under the ASR agreement with the bank counterparty. The company paid cash dividends of $66.7 million, $64.6 million and $66.9 million in 2012, 2011 and 2010, respectively. In 2010, the company purchased the noncontrolling interest in its Malaysian operation for $25.9 million.

The company maintains a $600 million five-year committed syndicated bank credit facility that expires in October 2016. The credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The facility includes pricing based on the company’s long-term credit rating and includes a financial covenant that limits the amount of total debt to total capitalization. At December 31, 2012, the company was in compliance with this covenant. The company had no outstanding commercial paper borrowings at December 31, 2012 and $304.5 million of commercial paper borrowings outstanding at December 31, 2011.

Contractual Obligations

Payments due under contractual obligations at December 31, 2012, are as follows:

(dollars in millions)	Total	1 Year	2-3 Years	4-5 Years	5+ Years
Forward contracts	$75.1	$75.1	$—	$—	$—
Long-term debt	1,773.0	39.7	83.1	329.6	1,320.6
Operating lease obligations	153.5	23.6	38.6	31.7	59.6
Acquisition and related milestones	108.9	2.4	106.5	—	—
Purchase obligations	201.9	162.3	33.4	5.1	1.1
Legal settlements	25.0	25.0	—	—	—
Other long-term liabilities	102.3	11.4	11.2	15.4	64.3

	$2,439.7	$339.5	$272.8	$381.8	$1,445.6

The table above does not include $43.4 million of the total unrecognized tax benefits for uncertain tax positions and $4.8 million of associated accrued interest. Due to the high degree of uncertainty regarding the timing of potential future cash flows, the company is unable to make a reasonable estimate of the amount and period in which these liabilities might be paid.

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

Share-Based Compensation - Share-based compensation cost is measured at the grant date based on the fair value of the award. Generally, compensation expense is recognized on a straight-line basis over the vesting period. In order to determine the fair value of stock options on the grant date, the company utilizes a binomial model. Inherent in the binomial model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. The expected stock-price volatility is based upon weightings of the historical volatility of the company’s stock and the implied volatility from publicly traded options. The company reviews the trading volumes and option life of its publicly traded options in order to determine the appropriate weighting of implied volatility. This approach is used as a predictor of future realized and implied volatilities and is directly related to stock option valuations. With respect to expected future exercise behavior, the company considers the exercise behavior of past grants and models the pattern of aggregate exercises. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the grant date with a term equal to the contractual term of the stock option.

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

Acquisitions - In a business combination, the acquisition method of accounting requires that the identifiable assets acquired and liabilities assumed be measured at their fair value, with goodwill being the excess value of consideration paid over the fair value of the net identifiable assets acquired. IPR&D is capitalized and recorded as an indefinite-lived intangible asset at the acquisition date, contingent consideration is recorded at fair value at the acquisition date, and transaction costs are expensed as incurred. The amount of the purchase price allocated to IPR&D and other intangible assets is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods. For IPR&D, these methodologies include consideration of the risk of a project not achieving commercial feasibility. Amounts allocated to IPR&D are subject to an impairment review, using a fair value-based test, until completion or abandonment of a project. Upon successful completion, a separate determination will be made as to the useful life of the asset and amortization will begin. When the company acquires net assets that are not accounted for as a business combination, no goodwill is recognized. The judgments made in determining fair value assigned to assets acquired and liabilities assumed, as well as asset lives, can materially impact results of operations.

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

Pension Plans - The company sponsors pension plans covering substantially all domestic employees and certain foreign employees who meet eligibility requirements. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by the company. In addition, the company also uses subjective factors, such as withdrawal and mortality rates, to estimate these factors. The actuarial assumptions used by the company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of the participants. A change of plus (minus) 25 basis points in the discount rate assumption, with other assumptions held constant, would have an estimated $0.9 million favorable (unfavorable) impact on the company’s net pension cost. A change of plus (minus) 25 basis points in the expected rate of return on plan assets assumption, with other assumptions held constant, would have an estimated $0.9 million favorable (unfavorable) impact on the company’s net pension cost.

New Accounting Pronouncements Not Yet Adopted

In February 2013, the Financial Accounting Standards Board (“FASB”) issued a new statement that requires the company to present information about reclassification adjustments from accumulated other comprehensive income (“AOCI”) in a single note or on the face of the financial statements. Under this statement, the company will present the effect of significant amounts reclassified from each component of AOCI based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, the company would cross reference to the related footnote for additional information. This FASB statement will be effective beginning in the first quarter of 2013.

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

•

the ability to implement, and realize the benefits of, our plans to invest in our business, including our plan to increase research and development expenditures with a focus on new market categories, increase growth in emerging and/or faster-growing markets outside the United States and acquire growth platforms designed to change the mix of our portfolio towards faster, sustainable long-term growth;

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

•	the ability to obtain appropriate levels of product liability insurance on reasonable terms;

•	the ability to recover for claims made to our insurance companies; and

•	the ability to realize the anticipated benefits of our restructuring activities, including our 2012 Restructuring Plan, to improve the company’s overall cost structure and improve efficiency.

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

•

performance, efficacy, quality or safety concerns for existing products, whether scientifically justified or not, that may lead to product discontinuations, product withdrawals, recalls, field corrections, regulatory enforcement actions, litigation or declining sales, including adverse events and/or concerns relating to the company’s vena cava filters, pelvic floor repair products and hernia repair products;

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

Legal disputes, including:

•

disputes over legal proceedings, including our patent infringement suit against W.L. Gore & Associates Inc. (“Gore”), the outcome of the Gore matters and the timing of final resolution of the Gore matters;

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Bard operates on a global basis and therefore is subject to the exposures that arise from foreign currency exchange rate fluctuations. The company manages these exposures using operational and economic hedges as well as derivative financial instruments. The company’s foreign currency exposures may change over time as changes occur in the company’s international operations. The company’s objective in managing its exposures to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with assets, liabilities, net investments and probable commitments denominated in foreign currencies. In order to reduce the risk of foreign currency exchange rate fluctuations, the company will from time-to-time enter into derivative financial instruments to hedge a portion of its expected foreign currency denominated cash flow from operations. The instruments that the company uses for hedging are forward contracts and options with major financial institutions. The company expects that the changes in fair market value of such contracts will have a high correlation to the price changes in the related hedged cash flow. The principal currencies the company hedges are the Euro, the British Pound, the Mexican Peso, the Canadian Dollar, the Australian Dollar and the Japanese Yen. Any gains and losses on these hedge contracts are expected to offset changes in the value of the related exposure. Bard’s risk management guidelines prohibit entering into financial instruments for speculative purposes. The company enters into foreign currency transactions only to the extent that foreign currency exposure exists. A sensitivity analysis of changes in the fair value of all foreign exchange derivative contracts at December 31, 2012 indicates that if the U.S. dollar uniformly strengthened by 10% against all currencies, the fair value of these contracts would increase by $3.0 million, and if the U.S. dollar uniformly weakened by 10% against all currencies, the fair value of these contracts would decrease by $0.1 million. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.

The company’s investment portfolio primarily includes cash equivalents, for which the market values are not significantly affected by changes in interest rates. The market value of the company’s fixed-rate debt is affected by a change in the medium- to long-term U.S. interest rates because the borrowings generally have longer maturities. The market value of the company’s fixed-rate debt including the effect of the related interest rate swap contract effectively converting the 2.875% fixed-rate notes to floating-rate instruments approximated $1,532.1 million at December 31, 2012. A sensitivity analysis, assuming a 100 basis point increase or decrease in U.S. interest rates and assuming that the debt and related swap are held to maturity, indicates that the market value of the debt and related swap would have approximated $1,444.6 million or $1,620.8 million, respectively, on December 31, 2012. For additional discussion of market risk, see Note 6 of the notes to consolidated financial statements.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on its assessment and those criteria, management believes that the company maintained effective internal control over financial reporting as of December 31, 2012.

The company’s independent registered public accounting firm has issued an attestation report on the effectiveness of the company’s internal control over financial reporting. That report appears on page II-18.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

C. R. Bard, Inc.:

We have audited the accompanying consolidated balance sheets of C. R. Bard, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ investment, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of C. R. Bard, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of C. R. Bard, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, C. R. Bard, Inc. has elected to change its method of accounting for certain inventories.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), C. R. Bard, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 20, 2013 expressed an unqualified opinion on the effectiveness of C. R. Bard, Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey

February 20, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

C. R. Bard, Inc.:

We have audited C. R. Bard, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”. C. R. Bard, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the effectiveness of C. R. Bard, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, C. R. Bard, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of C. R. Bard, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ investment, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 20, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Short Hills, New Jersey

February 20, 2013

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands except per share amounts)

	For the Years Ended December 31,
	2012	2011	2010
Net sales	$2,958,100	$2,896,400	$2,720,200
Costs and expenses:
Cost of goods sold	1,125,300	1,097,300	1,020,000
Marketing, selling and administrative expense	817,300	794,600	759,800
Research and development expense	203,200	185,400	185,400
Interest expense	39,600	36,400	12,700
Other (income) expense, net	40,300	271,900	24,600

Total costs and expenses	2,225,700	2,385,600	2,002,500

Income from operations before income taxes	732,400	510,800	717,700
Income tax provision	202,300	182,800	208,100

Net income	530,100	328,000	509,600

Net income attributable to noncontrolling interest	—	—	400

Net income attributable to common shareholders	$530,100	$328,000	$509,200

Basic earnings per share available to common shareholders	$6.24	$3.75	$5.39

Diluted earnings per share available to common shareholders	$6.16	$3.69	$5.32

The accompanying notes are an integral part of these consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	For the Years Ended December 31,
	2012	2011	2010
Net income	$530,100	$328,000	$509,600
Other comprehensive income (loss)
Change in derivative instruments designated as cash flow hedges, net of tax	700	(1,400)	900
Foreign currency translation adjustment	(8,500)	12,100	(38,400)
Benefit plan adjustments, net of tax	(6,800)	(21,100)	6,000

Other comprehensive income (loss)	(14,600)	(10,400)	(31,500)

Comprehensive income	515,500	317,600	478,100
Comprehensive income attributable to noncontrolling interest	—	—	400

Comprehensive income attributable to common shareholders	$515,500	$317,600	$477,700

The accompanying notes are an integral part of these consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands except share and per share amounts)

	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$896,300	$596,400
Restricted cash	25,000	147,100
Accounts receivable, less allowances of $12,400 and $10,000, respectively	480,900	488,900
Inventories	328,500	319,200
Short-term deferred tax assets	42,600	61,200
Other current assets	73,900	76,100

Total current assets	1,847,200	1,688,900

Property, plant and equipment, at cost:
Land	14,400	14,200
Buildings and improvements	242,500	233,200
Machinery and equipment	375,000	380,100

	631,900	627,500
Less accumulated depreciation and amortization	272,600	272,100

Net property, plant and equipment	359,300	355,400
Goodwill	961,600	916,700
Core technologies, net	506,500	498,700
Other intangible assets, net	368,100	352,600
Deferred tax assets	10,000	17,000
Other assets	98,600	102,100

Total assets	$4,151,300	$3,931,400

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities
Short-term borrowings	$—	$304,500
Accounts payable	56,200	86,400
Accrued expenses	242,900	380,400
Accrued compensation and benefits	137,800	124,400
Income taxes payable	10,700	19,700

Total current liabilities	447,600	915,400

Long-term debt	1,409,600	908,700
Other long-term liabilities	342,400	319,600
Deferred income taxes	26,000	16,500
Commitments and contingencies	—	—
Shareholders’ investment:
Preferred stock, $1 par value, authorized 5,000,000 shares; none issued	—	—
Common stock, $.25 par value, authorized 600,000,000 shares in 2012 and 2011; issued and outstanding 81,697,409 shares in 2012 and 84,543,338 shares in 2011	20,400	21,200
Capital in excess of par value	1,513,300	1,349,800
Retained earnings	473,200	466,800
Accumulated other comprehensive loss	(81,200)	(66,600)

Total shareholders’ investment	1,925,700	1,771,200

Total liabilities and shareholders’ investment	$4,151,300	$3,931,400

The accompanying notes are an integral part of these consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT

(dollars in thousands except share and per share amounts)

	Common Stock		Capital In Excess Of Par Value	Retained Earnings	Accumulated Other Comp. (Loss) Inc.	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2009	95,917,095	$24,000	$1,060,900	$1,122,400	$(24,700)	$12,300	$2,194,900
Net income	—	—	—	509,200	—	400	509,600
Total other comprehensive loss					(31,500)		(31,500)
Cash dividends declared ($0.71 per share)	—	—	—	(65,900)	—	—	(65,900)
Issuance of common stock	1,081,491	300	43,000	—	—	—	43,300
Share-based compensation	—	—	58,100	—	—	—	58,100
Purchases of common stock	(12,025,000)	(3,000)	(10,200)	(1,056,700)	—	—	(1,069,900)
Tax benefit relating to share-based compensation plans	—	—	7,800	—	—	—	7,800
Purchase of noncontrolling interest	—	—	(13,200)	—	—	(12,700)	(25,900)

Balance at December 31, 2010	84,973,586	$21,300	$1,146,400	$509,000	$(56,200)	$—	$1,620,500

Net income	—	—	—	328,000	—	—	328,000
Total other comprehensive loss					(10,400)		(10,400)
Cash dividends declared ($0.75 per share)	—	—	—	(65,600)	—	—	(65,600)
Issuance of common stock	2,257,762	600	109,600	—	—	—	110,200
Share-based compensation	—	—	55,400	—	—	—	55,400
Purchases of common stock	(2,688,010)	(700)	10,200	(304,600)	—	—	(295,100)
Tax benefit relating to share-based compensation plans	—	—	28,200	—	—	—	28,200

Balance at December 31, 2011	84,543,338	$21,200	$1,349,800	$466,800	$(66,600)	$—	$1,771,200

Net income	—	—	—	530,100	—	—	530,100
Total other comprehensive loss					(14,600)		(14,600)
Cash dividends declared ($0.79 per share)	—	—	—	(66,900)	—	—	(66,900)
Issuance of common stock	1,889,148	400	100,900	—	—	—	101,300
Share-based compensation	—	—	52,000	—	—	—	52,000
Purchases of common stock	(4,735,077)	(1,200)	—	(456,800)	—	—	(458,000)
Tax benefit relating to share-based compensation plans	—	—	10,600	—	—	—	10,600

Balance at December 31, 2012	81,697,409	$20,400	$1,513,300	$473,200	$(81,200)	$—	$1,925,700

The accompanying notes are an integral part of these consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$530,100	$328,000	$509,600
Adjustments to reconcile net income to net cash provided by operating activities, net of acquired businesses:
Depreciation and amortization	136,300	115,100	104,900
Share-based compensation	52,100	55,500	58,200
Asset impairments	22,200	—	—
Restructuring, net of payments	16,000	4,600	16,700
Legal settlements and commitments, net of payments	—	230,900	—
Impairment charge for foreign government bonds	—	11,500	—
Acquired in-process research and development	3,500	3,500	2,600
Deferred income taxes	31,700	(18,300)	(2,300)
Inventory reserves and provision for doubtful accounts	22,900	18,400	21,900
Other items	(7,100)	(1,100)	(2,800)
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	37,700	(45,000)	(29,600)
Inventories	(25,000)	(14,600)	(32,900)
Current liabilities	(147,000)	31,100	17,900
Taxes	(15,900)	(1,900)	(28,800)
Other, net	3,700	3,800	2,400

Net cash provided by operating activities	661,200	721,500	637,800

Cash flows from investing activities:
Capital expenditures	(72,600)	(71,400)	(51,200)
Change in restricted cash	122,100	(147,100)	—
Payments made for purchases of businesses, net of cash acquired	(139,900)	(539,300)	(290,300)
Payments made for intangibles	(19,400)	(17,900)	(13,600)
Other	11,600	3,400	—

Net cash used in investing activities	(98,200)	(772,300)	(355,100)

Cash flows from financing activities:
Change in short-term borrowings, net	(304,500)	224,000	80,500
Proceeds from issuance of long-term debt, net of discount	499,400	—	746,300
Payments of long-term debt	(5,300)	—	—
Purchase of noncontrolling interest	—	—	(25,900)
Proceeds from exercises under share-based compensation plans, net	83,300	102,300	32,100
Excess tax benefit relating to share-based compensation plans	11,800	25,100	7,900
Purchases of common stock	(472,400)	(280,700)	(1,069,900)
Dividends paid	(66,700)	(64,600)	(66,900)
Other	(8,800)	(2,200)	(14,700)

Net cash (used in) provided by financing activities	(263,200)	3,900	(310,600)

Effect of exchange rate changes on cash and cash equivalents	100	1,900	(5,100)
Increase (decrease) in cash and cash equivalents during the year	299,900	(45,000)	(33,000)

Balance at January 1	596,400	641,400	674,400

Balance at December 31	$896,300	$596,400	$641,400

Supplemental cash flow information
Cash paid for:
Interest	$37,100	$25,600	$11,900
Income taxes	174,700	177,900	230,800
Noncash transactions:
Dividends declared, not paid	$16,700	$16,500	$15,500
Purchases of businesses and related costs	3,600	70,200	5,700
Receipt of foreign government bonds	—	16,800	—
Purchase of common stock not settled	—	14,400	—

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

Consolidation - The consolidated financial statements include the accounts of C. R. Bard, Inc. and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The accounts of most foreign subsidiaries are consolidated as of November 30. No events occurred related to these foreign subsidiaries during the months of December 2012, 2011 or 2010 that materially affected the financial position or results of operations of the company. The company has no material interests in variable interest entities and none that require consolidation.

Related Parties - The company and Kobayashi Pharmaceutical Co., Ltd. are parties to an equally-owned joint venture, Medicon Inc. (“Medicon”), which distributes Bard’s products in Japan. Bard accounts for the joint venture under the equity method of accounting. All transactions with Medicon are denominated in U.S. dollars. Bard recorded sales to Medicon of $155.3 million, $139.0 million and $128.7 million for the years ended 2012, 2011 and 2010, respectively. Bard eliminates the intercompany profits on sales to Medicon until Medicon sells Bard’s products to a third party. Bard recorded Medicon equity income of $9.6 million, $3.8 million and $3.6 million for the years ended 2012, 2011 and 2010, respectively. Bard received dividends from Medicon of $1.8 million, $7.9 million and $1.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. Bard’s investment in Medicon was $23.7 million and $15.9 million at December 31, 2012 and 2011, respectively. Included in accounts receivable are trade receivables due from Medicon for purchases of Bard’s products of $39.4 million and $37.4 million at December 31, 2012 and 2011, respectively.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Advertising Costs - Costs related to advertising are expensed as incurred. Advertising expense was $2.1 million, $3.0 million and $3.3 million in 2012, 2011 and 2010, respectively, and is included in marketing, selling and administrative expense.

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

Share-Based Compensation - Share-based compensation cost is measured at the grant date based on the fair value of the award. Generally, compensation expense is recognized on a straight-line basis over the vesting period. As share-based compensation expense is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures.

Cash Equivalents - Cash equivalents consist of highly liquid investments purchased with an original maturity of three months or less and amounted to $773.1 million and $526.6 million at December 31, 2012 and 2011, respectively.

Accounts Receivable - In addition to trade receivables, accounts receivable included $47.6 million and $39.3 million of non-trade receivables at December 31, 2012 and 2011, respectively.

Inventories - Inventories are stated at the lower of cost or market. During the fourth quarter of 2012, the company changed its method of accounting for certain domestic inventories from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. This change is considered preferable because it will improve financial reporting by providing a more meaningful presentation, as it better reflects the impact of recent costs in the consolidated balance sheet. In addition, the change from the LIFO method to the FIFO method will enhance the comparability of financial results with all of the company’s other operations where cost is determined using the FIFO method. The change to the FIFO method was retrospectively applied by restating prior periods

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

presented. There was no material impact on the consolidated statements of income for all prior periods presented. The consolidated financial statements reflect reductions in deferred tax assets of $2.7 million, other assets of $9.1 million, income taxes payable of $0.8 million, and retained earnings of $11.0 million for all periods presented.

Depreciation - Depreciation is provided over the estimated useful lives of depreciable assets using the straight-line method. The estimated useful lives primarily range from three to 40 years for buildings and improvements and three to 20 years for machinery and equipment. Depreciation expense was $47.0 million, $43.2 million and $41.1 million in 2012, 2011 and 2010 respectively.

Software Capitalization and Amortization - Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line method over an estimated useful life of five to seven years. Capitalized software costs are included in machinery and equipment. The company capitalizes certain costs associated with internal-use software such as the payroll costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internal-use software are expensed during the design phase until the point at which the project has reached the application development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The company capitalized $8.6 million, $6.4 million and $4.7 million of internal-use software for the years ended December 31, 2012, 2011 and 2010, respectively. Amortization expense for capitalized software was $6.6 million, $8.6 million and $10.7 million in 2012, 2011 and 2010, respectively.

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

Income Taxes - Deferred tax assets and liabilities are recognized based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The company regularly assesses its tax positions to determine whether the benefits of tax positions are more likely than not of being sustained upon audit. These positions relate to transfer pricing, the deductibility of certain expenses, intercompany transactions and other matters. Although the outcome of tax audits is uncertain, provisions for income taxes have been made for potential liabilities resulting from such matters. Any reserves are adjusted once the statutes of limitation have expired or the tax position is remeasured or effectively settled. The company’s policy is to classify interest and penalties related to unrecognized tax positions as income tax expense.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Statement Presentation of Taxes Collected from Customers and Remitted to Government Authorities - The company follows a net basis policy with regard to sales, use, value added or any other tax collected from customers and remitted to government authorities, which excludes them from both net sales and expenses.

Treasury Stock - The company accounts for treasury stock purchases as retirements by reducing retained earnings for the cost of the repurchase. Reissuances of previously repurchased shares are accounted for as new issuances. There were 34.5 million and 31.4 million of previously repurchased shares at December 31, 2012 and 2011, respectively.

Derivative Instruments - The company recognizes all derivative instruments at fair value in its consolidated balance sheets. Changes in fair value of derivative instruments are recorded in each period in current earnings or accumulated other comprehensive loss depending on whether the derivative instrument is designated as part of a hedged transaction, and if so, the type of hedge transaction.

The company’s objective in managing its exposures to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with future intercompany receivables and payables denominated in foreign currencies. These risks are managed using derivative instruments, mainly through forward currency and option contracts. The company does not utilize derivative instruments for trading or speculative purposes. None of these derivative instruments extend beyond December 2013. All of these derivative instruments are designated and qualify as cash flow hedges. The effective portion of the changes in fair value of the derivative instruments’ gains or losses are reported as a component of accumulated other comprehensive loss and reclassified into earnings on the same line item associated with the forecasted transaction and in the same period or periods when the forecasted transaction affects earnings. At December 31, 2012, all of these derivative instruments were highly effective hedging instruments because they were denominated in the same currency as the hedged item and because the maturities of the derivative instruments matched the timing of the hedged items.

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

The company may use interest rate swap contracts to manage interest rate exposure on its long-term debt. The company maintains an interest rate swap contract with respect to its $250 million of 2.875% notes due 2016. Under this interest rate swap contract, the company exchanges, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to a notional principal amount of these notes. The company’s swap contract is designated and qualifies as a fair value hedge. Changes in the fair value of the swap contract offset changes in the fair value of the fixed rate debt due to changes in market interest rates.

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

On October 19, 2012, the company acquired all of the outstanding shares of Neomend, Inc. (“Neomend”), a privately-held company engaged in the development and commercialization of innovative surgical sealants. The

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

total purchase consideration of $133.7 million included the fair value of contingent consideration of up to $25 million, which is based on the achievement of sales-based milestones through 2016. The fair value of the contingent consideration was determined by utilizing a probability weighted estimated cash flow stream adjusted for the expected timing of the payment and was not material as of the acquisition date. Neomend’s products expand Bard’s existing surgical specialties product portfolio to include the only product approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of intraoperative air leaks in connection with thoracic surgery. Neomend’s proprietary technology and pipeline provides the opportunity for future clinical indications across a variety of surgical specialty applications. The acquisition was accounted for as a business combination, and the results of operations have been included in the company’s results since the acquisition date. The fair value of the assets acquired and the liabilities assumed resulted in the recognition of: core technologies of $62.8 million; deferred tax assets of $27.0 million, consisting primarily of net operating loss carryforwards; deferred tax liabilities of $36.0 million, primarily associated with intangible assets; and other net liabilities of $1.9 million. An IPR&D asset of $29.4 million was also recorded for the development of cardiovascular indications using Neomend’s proprietary technology. The fair value of the IPR&D asset was determined based upon the present value of expected future cash flows adjusted for the probability of technological and commercial risk, utilizing a risk-adjusted discount rate of 24%. The excess of the purchase price over fair value of the acquired net assets was recorded as goodwill of $52.4 million. The goodwill recognized includes the value of future applications for projects and products that did not meet the criteria for separate recognition of IPR&D. The goodwill is not deductible for tax purposes. Core technologies are being amortized over their estimated useful lives of approximately 15 years. The company incurred acquisition-related transaction costs of $1.3 million, which were expensed to marketing, selling and administrative expenses. The company has not yet finalized the purchase accounting, which may be adjusted as further information about conditions existing at the acquisition date become available.

On December 16, 2011, the company acquired Lutonix, Inc. (“Lutonix”), a development stage company specializing in drug coated balloon technology for the treatment of peripheral arterial disease. The total purchase consideration of $298.0 million included an upfront cash payment of $228.0 million and the fair value of contingent consideration of $70.0 million. The contingent consideration, which could total $100 million, consists of a milestone payment related to Pre-Market Approval (“PMA”) of Lutonix’s drug-coated percutaneous transluminal angioplasty (“PTA”) balloon. Lutonix is conducting an investigational device exemption (“IDE”) trial approved by the FDA using drug-coated balloons for the treatment of peripheral arterial disease. The Lutonix LEVANT 2 study is a prospective, randomized, single-blinded, multi-center pivotal IDE trial comparing the Lutonix drug-coated balloon to standard balloon angioplasty. Lutonix received the European Conformity regulatory approval (“CE mark”) in 2011, and Bard started selling the device in Europe in 2012. The company plans to begin a larger registry study in Europe and additional IDE studies in 2013 to support broader marketing claims and obtain additional clinical data. The acquisition was accounted for as a business combination, and the results of operations have been included in the company’s results since the acquisition date.

The purchase price allocation at fair value resulted in the recognition of: IPR&D of $131.5 million; core technologies of $33.4 million; deferred tax assets of $24.7 million, consisting primarily of net operating loss carryforwards; deferred tax liabilities of $59.5 million, primarily associated with intangible assets; and other net assets of $1.6 million. The excess of the purchase price over fair value of the acquired net assets was recorded as goodwill of $166.3 million. The goodwill recognized includes the value of a large potential market for drug-coated PTA balloons in alternate and expanded indications, and other cost synergies. The goodwill is not deductible for tax purposes. Core technologies are being amortized over their estimated useful lives of approximately 12 years. The company incurred acquisition-related transaction costs of $1.4 million, which were expensed to marketing, selling and administrative expense.

The IPR&D assets, which are accounted for as indefinite-lived intangible assets, represent the development of drug-coated balloons and the LEVANT 2 clinical trial for use of these balloons in the superficial femoral and

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

proximal popliteal arteries. The launch of this device in the United States is currently expected to occur in 2015, subject to regulatory approvals. The fair value of this intangible asset was determined based upon the present value of expected future cash flows adjusted for the probability of technological and commercial risk, utilizing a risk-adjusted discount rate of 20%. The fair value of the contingent consideration was determined by utilizing a probability weighted estimated cash flow stream adjusted for the expected timing of the payment. Subsequent to the acquisition date, the contingent consideration liability will be remeasured at current fair value with changes recorded in earnings. At December 31, 2012, the fair value of the contingent consideration liability was approximately $72 million. The underlying probability of payment of the contingent consideration was 75% at both December 31, 2012 and 2011.

On November 10, 2011, the company acquired Medivance, Inc. (“Medivance”) for total cash consideration of $255.5 million. Medivance develops and sells critical care products in the Targeted Temperature Management™ area. Medivance’s core product is the ArticSun®, a noninvasive technology that utilizes a proprietary system that incorporates a hydrogel adhesive pad to control a patient’s core body temperature at a targeted level. The acquisition was accounted for as a business combination, and the results of operations have been included in the company’s results since the acquisition date. The purchase price allocation at fair value resulted in the recognition of: deferred tax assets of $25.0 million, consisting primarily of net operating loss carryforwards; customer relationships of $88.7 million; core technologies of $75.9 million; deferred tax liabilities of $63.3 million, primarily associated with intangible assets; and other net assets of $17.0 million. The excess of the purchase price over fair value of the acquired net assets was recorded as goodwill of $112.2 million. The goodwill recognized includes the value of expanding the market for Medivance’s products. Synergies are expected to result from the alignment of critical care sales call points and other manufacturing efficiencies. The goodwill is not deductible for tax purposes. Customer relationships and core technologies are being amortized over their estimated useful lives of approximately 13 and 14 years, respectively. Customer relationships are recorded as a component of other intangible assets. The company incurred acquisition-related transaction costs of $1.7 million, which were expensed to marketing, selling and administrative expense. In connection with this acquisition, the company recorded a charge of $1.8 million ($1.1 million after tax) to other (income) expense, net, associated with integration costs.

During the fourth quarter of 2011, the company acquired all of the outstanding shares of ClearStream Technologies Group plc (“ClearStream”) for total consideration of $69.1 million. ClearStream, based in Enniscorthy, Co. Wexford, Ireland, develops and sells proprietary products used in angioplasty. The acquisition complements Bard’s core competencies and enhances Bard’s vascular product portfolio. The acquisition was accounted for as a business combination, and the results of operations have been included in the company’s results since October 12, 2011, the date on which a controlling interest was obtained. The purchase price allocation at fair value resulted in the recognition of: deferred tax assets of $3.3 million, consisting primarily of net operating loss carryforwards; core technologies and other intangible assets of $29.1 million; deferred tax liabilities of $3.8 million, primarily associated with intangible assets; and other net assets of $11.0 million. The excess of the purchase price over fair value of the acquired net assets was recorded as goodwill of $29.5 million. The goodwill recognized is attributable to expected cost synergies and other benefits created by the expanded peripheral vascular product portfolio of the company as a result of the acquisition. The goodwill is not deductible for tax purposes. Core technologies and other intangible assets are being amortized over their estimated useful lives of approximately 10 years. The company incurred acquisition-related transaction costs of $2.6 million, which were expensed to marketing, selling and administrative expense. In connection with this acquisition, the company recorded a charge of $2.0 million ($1.8 million after tax) to other (income) expense, net, associated with integration costs.

On July 6, 2010, the company acquired all of the outstanding stock of SenoRx, Inc. (“SenoRx”) for a purchase price of $11.00 per share in cash, totaling $213.5 million. SenoRx was a public company engaged in the

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

manufacture and sale of minimally-invasive medical devices used in the percutaneous diagnosis and treatment of breast cancer. SenoRx’s products expand Bard’s existing biopsy product portfolio to include the EnCor® stereotactic-guided and MRI-guided breast biopsy systems, the Gel Mark® line of breast tissue markers and the Contura® brachytherapy catheter used in the treatment of breast cancer. The acquisition was accounted for as a business combination, and the results of operations have been included in the company’s results since the acquisition date. The purchase price allocation at fair value resulted in the recognition of: deferred tax assets of $42.3 million, consisting primarily of net operating loss carryforwards; core technologies of $95.1 million; deferred tax liabilities of $44.0 million, primarily associated with core technologies; and other net assets of $23.5 million consisting of cash, accounts receivable and inventories. An IPR&D asset of $12.8 million was also recorded primarily for the next generation of the EnCor® stereotactic-guided breast biopsy system. The fair value of this intangible asset was determined based upon the present value of expected future cash flows adjusted for the probability of technological and commercial risk, utilizing a risk-adjusted discount rate. The excess of the purchase price over fair value of the acquired net assets was recorded as goodwill of $83.8 million. The goodwill recognized is attributable to expected cost synergies and other benefits created by the expanded and more comprehensive biopsy product portfolio of the company as a result of the acquisition. The goodwill is not deductible for tax purposes. Core technologies are being amortized over their estimated useful lives of approximately 10 years. The company incurred acquisition-related transaction costs of $3.2 million, which were expensed to marketing, selling and administrative expense. In connection with this acquisition, the company recorded charges of $6.9 million ($4.2 million after tax) to other (income) expense, net, associated with the termination of existing SenoRx commercial agreements, the settlement of disputes that arose under certain of these agreements and integration costs.

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

3. Restructuring and Asset Impairments

Restructuring

During the fourth quarter of 2012, the company committed to a plan (the “2012 Restructuring Plan”) to improve its overall cost structure and enhance operational effectiveness. The company expects the 2012

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring Plan to result in the elimination of certain positions and other terminations worldwide. In connection with this plan, the company recorded employee separation costs under the company’s existing severance programs and other costs related to one-time termination benefits of $19.2 million ($13.0 million after tax). Substantially all of these costs are expected to be cash expenditures. At December 31, 2012, the remaining liability related to the 2012 Restructuring Plan was $17.8 million, which reflects cash payments of $1.4 million. The company expects activities under this plan to be substantially complete by the end of 2013.

During the second half of 2011, the company initiated certain restructuring actions, which included the realignment of certain sales functions in the United States. In connection with these actions, the company recorded employee separation costs under the company’s existing severance programs of $12.0 million ($8.1 million after tax). Substantially all of these costs were cash expenditures paid by the end of 2012. In addition, $1.8 million and $1.6 million of these restructuring costs were reversed in the years ended December 31, 2012 and 2011, respectively.

In December 2010, the company committed to a restructuring plan (the “2010 Restructuring Plan”), which included the realignment of certain manufacturing, sales and marketing, and administrative functions. In connection with this plan, the company recorded employee separation costs under the company’s existing severance programs and other costs related to one-time employee termination benefits of $16.7 million ($11.4 million after tax). Substantially all of these costs were cash expenditures paid during 2011. In addition, $2.6 million of these restructuring costs were reversed in 2011.

Asset Impairments

During 2012, the company recorded asset impairment charges totaling $22.2 million ($13.8 million after tax). These charges consisted of a write-down of $13.2 million ($8.0 million after tax) related to certain core technologies associated with a non-strategic product in the company’s vascular product group, and impairments of $9.0 million ($5.8 million after tax) of assets not related to operations. These asset impairment charges were measured at fair value using significant unobservable inputs that are categorized as Level 3 under the fair value hierarchy, which is described further in Note 6 of the notes to consolidated financial statements. The charges were recorded to other (income) expense, net.

4. Income Taxes

The components of income from operations before income taxes for the following years ended December 31 consisted of:

	2012	2011	2010
(dollars in millions)
United States	$435.1	$425.1	$455.8
Foreign	297.3	85.7	261.9

	$732.4	$510.8	$717.7

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax provision for the following years ended December 31 consisted of:

	2012	2011	2010
(dollars in millions)
Current provision
Federal	$115.0	$170.0	$168.3
Foreign	40.0	23.3	31.8
State	15.6	7.8	10.3

	170.6	201.1	210.4

Deferred provision (benefit)
Federal	34.2	(18.9)	3.7
Foreign	(4.2)	(2.7)	(7.2)
State	1.7	3.3	1.2

	31.7	(18.3)	(2.3)

	$202.3	$182.8	$208.1

Deferred tax assets and deferred tax liabilities at December 31 consisted of:

	2012	2011
(dollars in millions)
Deferred tax assets
Employee benefits	$169.9	$168.8
Inventory	—	16.6
Receivables and rebates	24.1	25.8
Accrued expenses	34.7	30.5
Loss carryforwards and credits	112.5	112.4

Gross deferred tax assets	341.2	354.1
Valuation allowance	(32.5)	(32.2)

	308.7	321.9
Deferred tax liabilities
Intangibles	252.4	234.2
Accelerated depreciation	25.8	22.8
Other	3.9	3.2

	282.1	260.2

	$26.6	$61.7

At December 31, 2012, the company had federal net operating loss carryforwards of $163.9 million, which expire between 2014 and 2032, state net operating loss carryforwards of $363.7 million, which expire between 2013 and 2033, and foreign net operating loss carryforwards of $30.6 million, which generally expire between 2014 and 2021. The company also had various tax credits of $10.8 million with an indefinite life and $15.6 million, which expire between 2014 and 2033.

The company records valuation allowances to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. The company considers future taxable income and the periods over which it must be earned in assessing the need for valuation allowances. In the event the company determines it would not

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to expense in the period such determination was made. At December 31, 2012, the valuation allowance primarily related to state and foreign net operating loss carryforward and credits, and to certain other state deferred tax assets.

A reconciliation between the effective income tax rate and the federal statutory rate for the following years ended December 31 is:

	2012	2011	2010
Federal statutory rate	35%	35%	35%
State taxes, net of federal benefit	2%	2%	2%
Operations taxed at less than U.S. rate	(9)%	(2)%	(9)%
Legal settlement, non-deductible portion	—	2%	—
Other, net	—	(1)%	1%

	28%	36%	29%

The company’s foreign tax incentives consist of incentive tax grants in Malaysia and Puerto Rico. The company’s grant in Malaysia was entered into on March 1, 2010 and will expire in 2015. The incentive tax grant in Puerto Rico will expire in 2016. The approximate dollar and per share effects of the Malaysian and Puerto Rican tax grants are as follows:

	2012	2011(A)	2010
(dollars in millions, except per share amounts)
Tax benefit	$53.3	$3.7	$44.6
Per share benefit	$0.62	$0.04	$0.47

(A)	No tax benefit was recognized from the incentive tax grant in Puerto Rico due to the charge for Hernia Product Claims.

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

	2012	2011
(dollars in millions)
Balance, January 1	$45.0	$53.6
Additions related to prior year tax positions	1.7	4.5
Reductions related to prior year tax positions	(5.3)	(9.0)
Additions for tax positions of the current year	7.2	8.1
Settlements	(2.8)	(11.3)
Lapse of statutes of limitation	(2.4)	(0.9)

Balance, December 31	$43.4	$45.0

The company operates in multiple taxing jurisdictions and faces audits from various tax authorities regarding transfer pricing, the deductibility of certain expenses, intercompany transactions and other matters. As of December 31, 2012, the liability for unrecognized tax benefits related to federal, state and foreign taxes was $43.4 million (of which $36.6 million would impact the effective tax rate if recognized), plus $4.8 million of

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accrued interest. As of December 31, 2011, the liability for unrecognized tax benefits was $45.0 million plus $5.0 million of accrued interest. Interest and penalties associated with uncertain tax positions amounted to a $0.2 million credit in 2012, a $1.6 million credit in 2011, and $0.7 million of expense in 2010.

The company is currently under examination in several tax jurisdictions and remains subject to examination until the statutes of limitation expire. Within specific countries, the company may be subject to audit by various tax authorities, and subsidiaries operating within the country may be subject to different statutes of limitation expiration dates. As of December 31, 2012, a summary of the tax years that remain subject to examination in the company’s major tax jurisdictions are:

United States – federal	2008 and forward
United States – states	2003 and forward
Germany	2010 and forward
Malaysia	2007 and forward
Puerto Rico	2008 and forward
United Kingdom	2010 and forward

In 2011, the company’s income tax provision was reduced by $17.6 million as a result of the completion of the U.S Internal Revenue Service examinations for the tax years from 2005 through 2007 and certain examinations in other jurisdictions. Depending upon open tax examinations and/or the expiration of applicable statutes of limitation, the company believes that it is reasonably possible that the total amount of unrecognized tax benefits may decrease by up to $17.2 million within the next 12 months.

At December 31, 2012, the company did not provide for income taxes on the undistributed earnings of its foreign operations of approximately $1.6 billion as it is the company’s intention to permanently reinvest these undistributed earnings outside of the United States. Determination of the amount of unrecognized deferred tax liability related to these permanently reinvested earnings is not practicable.

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

	2012	2011	2010
(dollars and shares in millions)
EPS Numerator:
Net income attributable to common shareholders	$530.1	$328.0	$509.2
Less: Income allocated to participating securities	10.0	6.1	5.5

Net income available to common shareholders	$520.1	$321.9	$503.7

EPS Denominator:
Weighted average common shares outstanding	83.3	85.8	93.4
Dilutive common share equivalents from share-based compensation plans	1.1	1.5	1.2

Weighted average common and common equivalent shares outstanding, assuming dilution	84.4	87.3	94.6

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Financial Instruments

Foreign Exchange Derivative Instruments

The company enters into readily marketable forward and option contracts with financial institutions to help reduce its exposure to foreign currency exchange rate fluctuations. These contracts limit volatility because gains and losses associated with foreign exchange rate movements are generally offset by movements in the underlying hedged item. The notional value of the company’s forward currency and option contracts was $128.1 million and $205.2 million at December 31, 2012 and 2011, respectively.

Interest Rate Derivative Instruments

On December 20, 2010, the company entered into an interest rate swap contract in connection with a debt offering. See Note 9 of the notes to consolidated financial statements. The swap contract effectively converts the 2.875% fixed-rate notes to a floating-rate instrument. The notional value of the company’s interest rate swap contract is $250.0 million.

The location and fair values of derivative instruments segregated between those derivatives that are designated as hedging instruments and those that are not designated as hedging instruments at December 31, are as follows:

	Balance Sheet Location	Fair Value of Derivatives
Derivatives Designated as Hedging Instruments		2012	2011
(dollars in millions)
Forward currency contracts	Other current assets	$1.4	$1.5
Option currency contracts	Other current assets	0.6	4.3
Interest rate swap contract	Other assets	13.3	12.1

		$15.3	$17.9

Forward currency contracts	Accrued expenses	$0.4	$6.4

		$0.4	$6.4

Derivatives Not Designated as Hedging Instruments
(dollars in millions)
Forward currency contracts	Other current assets	$—	$3.8

		$—	$3.8

The location and amounts of gains and losses on derivative instruments designated as cash flow hedges and the impact on shareholders’ investment for the years ended December 31, are as follows:

	Gain/(Loss) Recognized in Other Comprehensive Income (Loss)			Location of Gain/(Loss) Reclassified from Accumulated Other Comp. Loss into Income	Gain/(Loss) Reclassified from Accumulated Other Comp. Loss into Income(A)
(dollars in millions)	2012	2011	2010		2012	2011	2010
Forward currency contracts	$3.5	$(3.9)	$0.1	Costs of goods sold	$(0.9)	$1.0	$0.4
Option currency contracts	(2.8)	2.5	0.8	Costs of goods sold	1.9	—	0.4

	$0.7	$(1.4)	$0.9		$1.0	$1.0	$0.8

(A)	The tax effect of the amount reclassified from accumulated other comprehensive loss to income was $0.1 million, $1.0 million and $0.1 million at December 31, 2012, 2011 and 2010, respectively.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2012, the company had losses of approximately $0.7 million in accumulated other comprehensive loss in the consolidated balance sheet that are expected to be reclassified into earnings in 2013.

The location and amounts of gains and losses on the derivative instrument designated as a fair value hedge for the years ended December 31, are as follows:

		Gain Recognized on Swap			(Loss) Recognized on Long-Term Debt
(dollars in millions)	Income Statement Location	2012	2011	2010	2012	2011	2010
Interest rate swap contract	Interest expense	$1.2	$11.4	$0.7	$(1.2)	$(11.4)	$(0.7)

The location and amounts of gains and losses on derivative instruments not designated as hedging instruments for the years ended December 31, are as follows:

		Gain Recognized in Earnings
(dollars in millions)	Income Statement Location	2012	2011	2010
Forward currency contracts(A)	Other (income) expense, net	$3.0	$2.0	$1.8

(A)	These derivative contracts mitigate changes in the value of remeasured foreign currency denominated intercompany loans attributable to changes in foreign currency exchange rates.

Financial Instruments Measured at Fair Value on a Recurring Basis

Fair value is defined as the exit price that would be received to sell an asset or paid to transfer a liability. Fair value is a market-based measurement that is determined using assumptions that market participants would use in pricing an asset or liability. The fair value guidance establishes a three-level hierarchy which maximizes the use of observable inputs and minimizes the use of unobservable inputs used in measuring fair value. The levels within the hierarchy range from Level 1 having observable inputs to Level 3 having unobservable inputs.

The following table summarizes certain financial instrument assets and (liabilities) measured at fair value on a recurring basis at December 31:

	2012	2011
(dollars in millions)
Foreign government bonds and notes	$—	$3.6
Forward currency contracts	1.0	(1.1)
Option currency contracts	0.6	4.3
Interest rate swap contract	13.3	12.1

The fair values were measured using significant other observable inputs and valued by reference to similar financial instruments, adjusted for restrictions and other terms specific to each instrument. These financial instruments are categorized as Level 2 under the fair value hierarchy.

The fair value of the liability for contingent consideration related to prior acquisitions was $77.1 million at each of the years ended December 31, 2012 and 2011. The fair value was measured using significant unobservable inputs and is categorized as Level 3 under the fair value hierarchy.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments Not Measured at Fair Value

There were no commercial paper borrowings outstanding at December 31, 2012. The fair value of commercial paper borrowings of $304.5 million at December 31, 2011 approximated the carrying value.

The estimated fair value of long-term debt including the effect of the related swap contract was $1,532.2 million and $1,038.7 million at December 31, 2012 and 2011, respectively. The fair value was estimated using dealer quotes for similarly-rated debt instruments over the remaining contractual term of the company’s obligation. Long-term debt is categorized as Level 2 under the fair value hierarchy.

Concentration Risks

The company is potentially subject to concentration of credit risk through its cash equivalents and accounts receivable. The company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any one institution. Concentrations of risk with respect to trade accounts receivable are limited due to the large number of customers dispersed across many geographic areas. However, accounts receivable balances include sales to government-supported healthcare systems outside the United States. The company continues to monitor sovereign debt issues and economic conditions in Europe and evaluates accounts receivable in certain countries for potential collection risks. Deteriorating economic conditions and other factors in certain countries in Europe have resulted in, and may continue to result in, an increase in the average length of time that it takes to collect these accounts receivable and may require the company to re-evaluate the collectability of these receivables in future periods. The company has experienced significant delays in the collection of accounts receivable associated with the national healthcare systems in Spain, Italy, Greece and Portugal. At December 31, 2012, the company’s accounts receivable, net of allowances, from the national healthcare systems in these countries and amounts past due greater than 365 days were as follows:

	Accounts receivable, net	Greater than 365 days past due
(dollars in millions)
Spain	$18.5	$0.4
Italy	27.5	4.5
Greece	13.0	4.0
Portugal	3.7	0.8

	$62.7	$9.7

During 2010, the company recorded to other (income) expense, net, a write-down of Greece receivables of $3.8 million based on a proposal that the Greek government announced to settle its outstanding debts from 2007 through 2009, primarily by issuing non-interest bearing bonds. During 2011, the company received $16.8 million of bonds, net of discount, in settlement of 2007 through 2009 accounts receivable. During 2011, the company recorded to other (income) expense, net, charges totaling $11.5 million related to other-than-temporary impairments of these bonds. In March 2012, the Greek government approved a private sector bond exchange program for holders of Greek public debt, including those bonds held by the company. As a result, the company’s bonds were exchanged for a combination of new Greek government bonds and certain other notes. In July 2012, the company sold these bonds and notes.

Sales to distributors, which supply the company’s products to many end-users, accounted for approximately 36% of the company’s net sales in 2012, and the five largest distributors combined, including the company’s Medicon joint venture, accounted for approximately 65% of distributors’ sales. One large distributor accounted

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for approximately 9% of the company’s net sales in each of 2012, 2011 and 2010. This distributor represented gross receivables of approximately $40.9 million and $41.6 million as of December 31, 2012 and 2011, respectively.

7. Inventories

Inventories at December 31 consisted of:

	2012	2011
(dollars in millions)
Finished goods	$194.6	$189.9
Work in process	19.1	21.3
Raw materials	114.8	108.0

	$328.5	$319.2

Consigned inventory was $47.0 million and $41.3 million at December 31, 2012 and 2011, respectively.

8. Other Intangible Assets

Other intangible assets at December 31 consisted of:

	2012		2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(dollars in millions)
Core technologies	$717.7	$(211.2)	$660.2	$(161.5)
Customer relationships	144.2	(38.8)	144.6	(25.7)
In-process research and development(A)	167.8	—	136.2	—
Other intangibles	216.1	(121.2)	202.6	(105.1)

	$1,245.8	$(371.2)	$1,143.6	$(292.3)

(A)	Amounts capitalized as in-process research and development are accounted for as indefinite-lived intangible assets.

Amortization expense was $82.7 million, $63.3 million and $53.1 million in 2012, 2011 and 2010, respectively. The estimated amortization expense for the years 2013 through 2017 based on the company’s amortizable intangible assets as of December 31, 2012 is as follows: 2013 - $84.7 million; 2014 - $83.7 million; 2015 - $81.1 million; 2016 - $77.6 million; and 2017 - $76.3 million.

9. Debt

Long-term debt at December 31 consisted of:

	2012	2011
(dollars in millions)
1.375% notes due 2018	$499.4	$—
4.40% notes due 2021	497.1	496.8
2.875% notes due 2016	263.3	262.1
6.70% notes due 2026	149.8	149.8

	$1,409.6	$908.7

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 30, 2012, the company issued $500 million aggregate principal amount of 1.375% senior unsecured notes due 2018. Interest on the notes is payable semi-annually. Net proceeds from this offering were $495.4 million, after deducting debt offering costs, consisting of underwriting commissions and offering expenses of $4.0 million, which were capitalized and recorded to other assets, and a debt issuance discount of $0.6 million, which was recorded to long-term debt. The debt offering costs and debt issuance discount will be amortized over the term of the notes. Net proceeds from the issuance of the notes were used for general corporate purposes, including repayment of commercial paper and acquisitions.

On December 20, 2010, the company issued $750 million senior unsecured notes consisting of $250 million aggregate principal amount of 2.875% notes due 2016 and $500 million aggregate principal amount of 4.40% notes due 2021. In connection with the offering of these notes, on December 15, 2010, the company entered into an accelerated share repurchase (“ASR”) agreement with a bank counterparty to repurchase $750 million of the company’s outstanding common stock. The company received 8.1 million shares upon initial settlement under the ASR transaction. The initial settlement was subject to an adjustment related to a forward purchase contract based on the volume-weighted average share price of the company’s common stock during a predetermined period less a discount. The initial payment to the bank counterparty was recorded as a decrease to shareholder’s investment, consisting of decreases of $2.0 million in common stock, $10.2 million in capital in excess of par value, and $737.8 million in retained earnings. On September 9, 2011, the company remitted a cash payment of $58.9 million to the bank counterparty upon final settlement under the ASR transaction. The payment to the bank counterparty was recorded as a decrease to shareholders’ investment, consisting of a decrease of $69.1 million in retained earnings and an increase of $10.2 million in capital in excess of par value.

With the exception of the 6.70% notes due 2026, the notes included in the above table are redeemable in whole or in part at any time, at the company’s option at specified redemption prices or, at the holder’s option, upon change of control triggering event, as defined in the applicable indenture.

The company maintains a $600 million five-year committed syndicated bank credit facility that expires in October 2016. The credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The facility includes pricing based on the company’s long-term credit rating and includes a financial covenant that limits the amount of total debt to total capitalization. At December 31, 2012, the company was in compliance with this covenant. There were no commercial paper borrowings outstanding at December 31, 2012 and $304.5 million of commercial paper borrowings outstanding at December 31, 2011. The weighted-average effective interest rate on commercial paper borrowings outstanding was 0.3% as of December 31, 2011.

10. Commitments and Contingencies

General

In the ordinary course of business, the company is subject to various legal proceedings, investigations and claims, including, for example, product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes. In addition, the company operates in an industry susceptible to significant patent legal claims. The company accounts for estimated losses with respect to legal proceedings and claims when such losses are probable and reasonably estimable. Legal costs associated with these matters are expensed as incurred. At any given time, in the ordinary course of business, the company is involved as either a plaintiff or defendant in a number of patent infringement actions. If a third party’s patent infringement claim were to be determined against the company, the company might be required to make significant royalty or other payments or might be subject to an injunction or other limitation on its ability to manufacture or distribute one or more products. If a patent owned by or licensed to the company is found to be invalid or unenforceable, the company might be required to reduce the value of certain intangible assets on the company’s balance sheet

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and to record a corresponding charge, which could be significant in amount. The company believes that any of these proceedings and claims could have a material adverse effect on its business, results of operations, financial condition and/or liquidity.

The company requires limited product warranty accruals as the majority of the company’s products are intended for single use. Certain of the company’s products carry limited warranties that in general do not exceed one year from sale. The company accrues estimated product warranty costs at the time of sale.

Product Liability Matters

As of February 14, 2013, approximately 890 federal and 730 state lawsuits involving individual claims by approximately 1,750 plaintiffs, as well as two putative class actions in the United States and four putative class actions in various Canadian provinces, are currently pending against the company with respect to its Composix® Kugel ® and certain other hernia repair implant products (collectively, the “Hernia Product Claims”). One of the U.S. class action lawsuits consolidated ten previously-filed U.S. class action lawsuits. The putative class actions, none of which has been certified, seek (i) medical monitoring, (ii) compensatory damages, (iii) punitive damages, (iv) a judicial finding of defect and causation and/or (v) attorneys’ fees. A class certification hearing in one of the Canadian class actions is scheduled to take place in May 2013. Approximately 705 of the state lawsuits, involving individual claims by approximately 800 plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions. The Hernia Product Claims also generally seek damages for personal injury resulting from use of the products. The company voluntarily recalled certain sizes and lots of the Composix® Kugel® products beginning in December 2005.

In June 2007, the Judicial Panel on Multidistrict Litigation (“JPML”) transferred Composix® Kugel® lawsuits pending in federal courts nationwide into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island. The MDL court subsequently determined to include other hernia repair products of the company in the MDL proceeding. On June 30, 2011, the company announced that it had reached agreements in principle with various plaintiffs’ law firms to settle the majority of its existing Hernia Product Claims. Each agreement is subject to certain conditions, including requirements for participation in the proposed settlements by a certain minimum number of plaintiffs. In addition, the company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Hernia Product Claims, and intends to vigorously defend Hernia Product Claims that do not settle, including through litigation. Additional trials are scheduled in the second quarter of 2013 and throughout the remainder of 2013. Based on these events, the company recorded to other (income) expense, net, a charge of $184.3 million ($180.6 million after tax) in the second quarter of 2011, which recognized the estimated costs of settling all Hernia Product Claims, including asserted and unasserted claims, and costs to administer the settlements. The charge excludes any costs associated with pending putative class action lawsuits. The company cannot give any assurances that the actual costs incurred with respect to the Hernia Product Claims will not exceed the amount of the charge together with amounts previously accrued. The company cannot give any assurances that the resolution of the Hernia Product Claims that have not settled, including asserted and unasserted claims and the putative class action lawsuits, will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

As of February 14, 2013, product liability lawsuits involving individual claims by approximately 2,320 plaintiffs have been filed or asserted against the company in various federal and state jurisdictions alleging personal injuries associated with the use of certain of the company’s surgical continence products for women, including its Avaulta ® line of products. In addition, five putative class actions in the United States and one putative class action in Canada have been filed against the company (all lawsuits, collectively, the “Women’s

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Health Product Claims”). The Women’s Health Product Claims generally seek damages for personal injury resulting from use of the products. The putative class actions, none of which has been certified, seek: (i) medical monitoring; (ii) compensatory damages; (iii) punitive damages; (iv) a judicial finding of defect and causation; and/or (v) attorneys’ fees. With respect to certain of these claims, the company believes that one of its suppliers has an obligation to defend and indemnify the company. In October 2010, the JPML transferred the Women’s Health Product Claims involving solely Avaulta® products pending in federal courts nationwide into an MDL for coordinated pre-trial proceedings in the United States District Court for the Southern District of West Virginia. In February 2012, the JPML expanded the scope of and renamed the MDL pending in the United States District Court for the Southern District of West Virginia to include lawsuits involving all women’s surgical continence products that are manufactured or distributed by the company. In total, approximately 1,835 of the Women’s Health Product Claims are pending in federal courts and have been or will be transferred to the MDL in West Virginia, with the remainder of the Women’s Health Product Claims in other jurisdictions. Trial dates have been scheduled in the MDL beginning in June 2013 and are scheduled to continue throughout 2013. Additional trials are also scheduled in state courts in the second half of 2013. The first trial in one of these other jurisdictions was completed in July 2012 and resulted in a judgment against the company of approximately $3.6 million. The company has appealed this decision. The company does not believe that this verdict is representative of the potential outcomes of other Women’s Health Product Claims. While the company intends to vigorously defend the Women’s Health Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

As of February 14, 2013, product liability lawsuits involving individual claims by approximately 55 plaintiffs have been filed or asserted against the company in various federal and state jurisdictions alleging personal injuries associated with the use of the company’s vena cava filter products. In addition, three putative class actions have been filed against the company in various state courts on behalf of plaintiffs who are alleged to have no present injury (all lawsuits, collectively, the “Filter Product Claims”). The putative class actions, none of which has been certified, seek: (i) medical monitoring; (ii) punitive damages; (iii) a judicial finding of defect and causation; and/or (iv) attorneys’ fees. A class certification hearing in one of the class actions is scheduled to take place in May 2013. The first Filter Product Claim trial was completed in June 2012 and resulted in a judgment for the company based on the finding that the company was not liable for the plaintiff’s damages. The company expects additional trials of Filter Product Claims to take place over the next 12 months. While the company intends to vigorously defend the Filter Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

In most product liability litigations of this nature, including the unsettled Hernia Product Claims, the Women’s Health Product Claims and the Filter Product Claims, plaintiffs allege a wide variety of claims, ranging from allegations of serious injury caused by the products to efforts to obtain compensation notwithstanding the absence of any injury. In many of these cases, the company has not yet received and reviewed complete information regarding the plaintiffs and their medical conditions, and consequently, is unable to fully evaluate the claims. The company expects that it will receive and review additional information regarding the unsettled Hernia Product Claims, the Women’s Health Product Claims, the Filter Product Claims and related matters as these cases progress.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The company’s insurance coverage with respect to the Hernia Product Claims has been depleted. In connection with the Hernia Product Claims, the company is in dispute with one of its excess insurance carriers relating to an aggregate of $25 million of insurance receivables. Binding arbitration of this dispute concluded in February 2013 in Bermuda, and the company is awaiting a decision.

In connection with the Women’s Health Product Claims, the company is in dispute with one of its excess insurance carriers relating to an aggregate of $50 million of insurance coverage.

Other Legal Matters

The company has received subpoenas or Civil Investigative Demands from a number of State Attorneys General seeking information related to the sales and marketing of certain of the company’s products that are the subject of the Hernia Product Claims and the Women’s Health Product Claims. The company intends to cooperate with these requests. Since it is not feasible to predict the outcome of these proceedings, the company cannot give any assurances that the resolution of these proceedings will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

In November 2006, the company received a subpoena issued by the U.S. Department of Health and Human Services, Office of Inspector General (“OIG”), under the authority of the federal healthcare fraud and false claims statutes, seeking documents related to the company’s brachytherapy business (the “Brachytherapy Matter”). On January 27, 2012, the company announced that it had reached a preliminary agreement with the civil and criminal divisions of the United States Attorney’s Office for the Northern District of Georgia to resolve claims with respect to the Brachytherapy Matter. In connection with this preliminary agreement, the company previously recorded to other (income) expense, net, a charge of approximately $51.0 million ($40.8 million after tax) in the fourth quarter of 2011. The ultimate settlement of this matter is subject to the negotiation and execution of definitive agreements. If the definitive agreements are not finalized, the eventual costs related to this matter could be materially different than the previously recorded charge, and the company cannot give any assurances that this matter will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

In December 2007, a U.S. District Court jury in Arizona found that certain of W.L. Gore & Associates Inc.’s (“Gore”) ePTFE vascular grafts and stent-grafts infringe the company’s patent number 6,436,135 (the “135 patent”). The jury upheld the validity of the patent and awarded the company $185 million in past damages. The jury also found that Gore willfully infringed the patent. In a second phase of the trial, the District Court ruled that Gore failed to prove that the patent is unenforceable due to inequitable conduct. In March 2009, the District Court doubled the jury award to approximately $371 million for damages through June 2007. The District Court also awarded the company attorneys’ fees of $19 million and prejudgment interest of approximately $20 million. In addition, the District Court denied Gore’s remaining motions, including its motions for a new trial and to set aside the jury’s verdict. In July 2010, the District Court awarded the company approximately $109 million in additional damages for the period from July 2007 through March 2009. Gore has deposited or secured the foregoing amounts with the District Court. The District Court also assessed a royalty rate of between 12.5% and

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20%, depending on the product, that will be used to calculate damages for Gore’s infringing sales from April 2009 through the expiration of the patent. Gore has made additional deposits with the District Court of approximately $471 million, representing Gore’s calculation of royalties for its infringing sales through December 2012. Gore appealed this matter to the Court of Appeals for the Federal Circuit (the “Court of Appeals”), which on February 10, 2012 affirmed the decision of the District Court. Gore filed a petition with the Court of Appeals for a rehearing of its appeal. On June 14, 2012, the Court of Appeals reaffirmed its February 10, 2012 decision, including the ongoing royalty rates as set by the District Court, with the exception of the issue of willfulness with respect to Gore’s infringement of the 135 patent, which was remanded to the District Court. On October 12, 2012, Gore filed a petition for a writ of certiorari to the U.S. Supreme Court requesting a review of the portion of the decision that the Court of Appeals reaffirmed. The U.S. Supreme Court denied Gore’s petition on January 14, 2013. The company filed a motion with the District Court to execute on the judgment other than with respect to the amounts related to willfulness. On January 28, 2013, Gore filed with the U.S. District Court a Request for Judicial Notice that the U.S. Patent and Trademark Office granted Gore’s previously filed request for a re-examination of the 135 patent. The timing of final resolution of these matters remains uncertain. Since the company considers these matters a gain contingency, no amounts have been recorded. Even if the company is ultimately successful in this lawsuit, it cannot give any assurances that royalties for Gore’s future infringing sales will remain at or near historic levels.

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

Accruals for product liability and other legal matters amounted to $158.1 million and $287.3 million at December 31, 2012 and 2011, respectively. The company made total payments of $157.6 million to qualified

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

settlement funds (“QSFs”), of which $8.4 million were made during 2012, subject to certain settlement conditions, for certain Hernia Product Claims. Payments to QSFs were recorded as a component of restricted cash. Total payments of $132.6 million from these QSFs have been made to qualified claimants, of which $130.5 million were made during 2012. In addition, other payments of $10.6 million have been made to qualified claimants, of which $8.0 million were made during 2012.

The company recorded receivables from insurance companies for product liability matters amounting to $45.6 million and $51.0 million at December 31, 2012 and 2011, respectively, of which $33.1 million, at December 31, 2012, is the subject of the disputes with certain excess insurance carrier, as noted above. After considering the nature of the claims, coverage provisions under the policies, relevant legal issues, the advice and judgment of outside legal counsel, and other pertinent factors, the company believes its claims are meritorious and that it will collect these receivables.

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

The company is committed under noncancelable operating leases involving certain facilities and equipment. The minimum annual rentals under the terms of these leases are as follows: 2013 - $23.6 million; 2014 - $21.0 million; 2015 - $17.6 million; 2016 - $16.2 million; 2017 - $15.5 million and thereafter - $59.6 million. Total rental expense for operating leases approximated $25.9 million in 2012, $25.1 million in 2011 and $22.8 million in 2010.

11. Share-Based Compensation Plans

The company may grant a variety of share-based payments under the 2012 Long Term Incentive Plan of C. R. Bard, Inc., as amended and restated (formerly the 2003 Long Term Incentive Plan of C. R. Bard, Inc., as amended and restated) (the “Plan”) and the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc., as amended and restated (the “Directors’ Plan”) to certain directors, officers and employees. At the company’s Annual Meeting of Shareholders on April 18, 2012, the shareholders authorized an additional 2,750,000 shares for issuance under the Plan. In addition, shareholders approved an amendment modifying the structure of the Plan so that each stock option granted will reduce the number of total shares available under the Plan by one share, and each full-value share-based award will reduce the number of total shares available under the Plan by 2.87 shares. The total number of remaining shares at December 31, 2012 that may be issued under the Plan was 4,507,271 and under the Directors’ Plan was 39,259. Awards under the Plan may be in the form of stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, unrestricted stock and other stock-based awards. Awards under the Directors’ Plan may be in the form of stock awards, stock options or stock appreciation rights. The company has two employee stock purchase programs. On April 18, 2012, the shareholders authorized an additional 750,000 shares for issuance under the Employee Stock Purchase Plan of C. R. Bard, Inc., as amended and restated (formerly the 1998 Employee Stock Purchase Plan of C. R. Bard, Inc., as amended and restated).

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recognized for share-based compensation for the following years ended December 31 are:

	2012	2011	2010
(dollars in millions)
Total cost of share-based compensation plans	$52.0	$55.4	$58.1
Amounts capitalized in inventory and fixed assets	(1.5)	(1.5)	(1.5)
Amounts charged against income for amounts previously capitalized in inventory and fixed assets	1.6	1.6	1.6

Amounts charged against income	$52.1	$55.5	$58.2

Amount of related income tax benefit recognized in income	$18.8	$18.7	$21.4

As of December 31, 2012, there were $101.9 million of unrecognized compensation costs related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately two years. The company has sufficient shares to satisfy expected share-based payment arrangements in 2013.

Stock Options—The company grants stock options to certain employees and may grant stock options to directors with exercise prices equal to the average of the high and low prices of the company’s common stock on the date of grant. These stock option awards generally have requisite service periods of up to four years, and ten-year contractual terms. Certain stock option awards granted in prior years provided for accelerated vesting after a minimum of two years if certain performance conditions are met. Summarized information regarding total stock option activity and amounts for the year ended December 31, 2012 is as follows:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding - January 1	6,890,866	$77.75
Granted	945,711	97.41
Exercised	(1,343,074)	66.73
Canceled/forfeited	(208,765)	84.91

Outstanding - December 31	6,284,738	$82.83	6.5	$93.8

Exercisable	4,129,293	$78.78	5.1	$78.3

The company uses a binomial-lattice option valuation model to estimate the fair value of stock options. The assumptions used to estimate the fair value of the company’s stock option grants for the following years ended December 31 are:

	2012	2011	2010
Dividend yield	0.8%	0.8%	0.9%
Risk-free interest rate	0.9%	1.03%	1.29%
Expected option life in years	7.0	7.0	7.2
Expected volatility	21%	23%	23%
Option fair value	$20.22	$19.82	$21.34

Compensation expense related to stock options was $15.8 million, $19.7 million and $22.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012, there were $27.9 million

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of total unrecognized compensation costs related to nonvested stock options. These costs are expected to be recognized over a weighted-average period of approximately two years. During the years ended December 31, 2012, 2011 and 2010, 1,152,890, 489,648 and 1,105,398 options, respectively, vested with a weighted-average fair value of $21.49, $22.80 and $29.40, respectively. The total intrinsic value of stock options exercised during 2012, 2011 and 2010 was $42.1 million, $88.7 million and $21.3 million, respectively.

Cash received from stock option exercises for the years ended December 31, 2012, 2011 and 2010 was $89.6 million, $106.5 million and $34.3 million, respectively. The actual tax benefit realized for the tax deductions from option exercises was $14.5 million, $31.6 million and $7.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Restricted Stock and Units—Restricted stock awards entitle employees to voting and dividend rights. Restricted stock units entitle employees to dividend rights. Certain restricted stock awards have performance features. Restricted stock and unit grants have requisite service periods of between four to seven years. Compensation expense related to restricted stock and units was $18.7 million, $22.1 million and $21.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012, there were $39.9 million of total unrecognized compensation costs related to nonvested restricted stock and unit awards. These costs are expected to be recognized over a weighted-average period of approximately two years. The activity in the nonvested restricted stock and unit awards for the year ended December 31, 2012 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding - January 1	1,121,765	$84.97
Granted	260,775	96.52
Vested	(239,819)	85.24
Forfeited	(87,096)	84.88

Outstanding - December 31	1,055,625	$87.76

Other Restricted Stock Units—Certain other restricted stock units have requisite service periods of between four and seven years. No voting or dividend rights are associated with these grants until the underlying shares are issued upon vesting. Compensation expense related to these awards was $5.1 million, $4.6 million and $4.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012, there were $22.5 million of total unrecognized compensation costs related to these nonvested restricted stock unit awards. These costs are expected to be recognized over a weighted-average period of approximately three years. The activity in the nonvested restricted stock unit awards for the year ended December 31, 2012 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding - January 1	547,272	$82.36
Granted	152,128	90.38
Vested	(71,230)	76.30
Forfeited	(94,013)	83.87

Outstanding - December 31	534,157	$85.17

Performance Restricted Stock Units—In the first quarter of 2012, the company granted performance restricted stock units to certain officers. Performance restricted stock units have requisite service periods of three

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

years and have no dividend rights. Compensation expense related to performance restricted stock units was $2.6 million for the year ended December 31, 2012. At December 31, 2012, there were $6.3 million of total unrecognized compensation costs related to nonvested performance restricted stock units. These costs are expected to be recognized over a weighted-average period of approximately two years. The actual payout of these units varies based on the company’s performance over a three-year period against pre-established targets, including a performance condition based on average earnings per share growth over the period and a market condition modifier based on total shareholder return (“TSR”) compared to an industry peer group. The actual payout may vary from zero to 200% of an officer’s target payout. Compensation cost initially recognized assumes that the target payout level will be achieved and is adjusted for subsequent changes in the expected outcome of the performance-related condition. The fair value of these units is based on the market price of the company’s stock on the date of grant and uses a Monte Carlo simulation model for the TSR component. The fair value of the TSR component was estimated based on the following assumptions: risk-free interest rate of 0.41%; dividend yield of 0.85%; and expected life of 2.83 years.

Other Stock-Based Awards—The company grants stock awards to directors. Shares have been generally distributed to a director in his or her year of election and vest on a pro rata basis in each year of his or her term, although additional awards may be granted with other terms. The fair value of these awards is charged to compensation expense over the directors’ terms. Restrictions limit the sale or transfer of these awards until the awarded stock vests and for certain awards until an additional two-year period lapses. There are voting and dividend rights associated with these awards. Compensation expense related to these stock awards was $0.9 million, $1.0 million and $1.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012, there were $0.5 million of total unrecognized compensation costs related to nonvested other stock-based awards. These costs are expected to be recognized over a weighted-average period of approximately two years. At December 31, 2012 and 2011, nonvested other stock-based awards of 23,107 and 20,867 shares, respectively, were outstanding.

Management Stock Purchase Program—The company maintains a management stock purchase program under the Plan (together with a predecessor stock purchase plan, the “MSPP”). Under the MSPP, employees at a specified level may purchase, with their eligible annual bonus, common stock units at a 30% discount from the lower of the price of the common stock on July 1 of the previous year or on the date of purchase, which occurs on the date bonuses are approved by the Board of Directors. Employees make an election on or before June 30 of the previous year as to the percentage of their eligible annual bonus that will be used to purchase common stock units under the MSPP. The company’s predecessor plan provided for the purchase of shares of the company’s common stock. Employees are required to allocate at least 25% of their eligible annual bonuses to purchase common stock units under the MSPP to the extent they have not satisfied certain stock ownership guidelines. MSPP shares or units are restricted from sale or transfer for four years from the purchase date. Only shares or units corresponding to the 30% discount are forfeited if the employee’s employment terminates prior to the end of the four-year vesting period. Dividends or dividend-equivalents are paid on MSPP shares or units, and the participant has the right to vote all MSPP shares. The activity in the MSPP for the year ended December 31, 2012 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding - January 1	217,952	$30.38
Purchased	59,471	32.20
Vested	(49,523)	31.15
Forfeited	(15,733)	29.80

Outstanding - December 31	212,167	$30.76

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The company uses the Black-Scholes model, as a result of the option-like features of the MSPP, to estimate the expense associated with anticipated MSPP purchases. Compensation expense is recognized over a period that will end four years after purchase. The assumptions used for the following years ended December 31 are:

	2012	2011	2010
Dividend yield	0.9%	0.8%	0.9%
Risk-free interest rate	0.16%	0.12%	0.22%
Expected life in years	0.6	0.6	0.6
Expected volatility	20%	16%	20%
Fair value	$38.33	$38.25	$27.42

Compensation expense related to this program was $6.2 million, $5.6 million and $6.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012, there were $4.8 million of total unrecognized compensation costs related to nonvested MSPP shares and units. These costs are expected to be recognized over a weighted-average period of approximately three years.

Employee Stock Purchase Plan—Under the 1998 Employee Stock Purchase Plan of C. R. Bard, Inc. (“ESPP”), domestic employees and certain foreign employees can purchase Bard stock at a 15% discount to the lesser of the market price on the beginning or ending date of the six-month periods ending June 30 and December 31 of each year. Participants may elect to make after tax payroll deductions of 1% to 10% of compensation as defined by the plan up to a maximum of $25,000 per year. The ESPP is intended to meet the requirements of Section 423 of the Internal Revenue Code of 1986, as amended. At December 31, 2012, 644,416 shares were available for purchase under the ESPP. Employee payroll deductions are for six-month periods beginning each January 1 and July 1. Shares of the company’s common stock are purchased on June 30 or December 31 or the following business day, unless either the purchase of such shares was delayed at the election of the participant or the participant’s employment was terminated. Purchased shares are restricted for sale or transfer for a six-month period. All participant funds received prior to the ESPP purchase dates are held as company liabilities without interest or other increment. No dividends are paid on employee contributions until shares are purchased.

The company values the ESPP purchases utilizing the Black-Scholes model. The weighted average assumptions used for the following years ended December 31 are:

	2012	2011	2010
Dividend yield	0.9%	0.8%	0.9%
Risk-free interest rate	0.11%	0.16%	0.20%
Expected life in years	0.5	0.5	0.5
Expected volatility	26%	17%	20%
Fair value	$21.21	$19.63	$15.70

Compensation expense related to this plan was $2.8 million, $2.5 million and $2.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. For the years ended December 31, 2012 and 2011, employees purchased 147,858 and 139,596 shares, respectively.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The company amended its domestic tax qualified pension plan and nonqualified excess pension deferred compensation arrangement to provide that new hires, effective January 1, 2011 or later, will no longer be eligible to participate in the company’s defined benefit plans. Beginning January 1, 2011, the company also amended its domestic defined contribution plan to provide for a new annual retirement contribution for new hires and established a nonqualified excess defined contribution deferred compensation arrangement for certain new hires. These amendments did not have a material impact on the net pension cost of the company.

The change in benefit obligation, change in fair value of plan assets and funded status for the plans are as follows:

	2012	2011
(dollars in millions)
Benefit obligation - beginning	$421.9	$377.0
Service cost	28.4	26.8
Interest cost	19.5	19.0
Actuarial loss	37.2	23.8
Benefits paid	(23.1)	(22.2)
Currency/other	1.1	(2.5)

Benefit obligation - ending	$485.0	$421.9

Fair value of plan assets - beginning	$298.7	$281.6
Actual return on plan assets	38.2	5.4
Company contributions	40.3	32.9
Benefits paid	(23.1)	(22.2)
Currency/other	1.6	1.0

Fair value of plan assets - ending	$355.7	$298.7

Funded status of the plans, December 31	$(129.3)	$(123.2)

Foreign benefit plan assets at fair value included in the preceding table were $73.3 million and $62.2 million at December 31, 2012 and 2011, respectively. The foreign pension plan benefit obligations included in this table were $75.9 million and $65.1 million at December 31, 2012 and 2011, respectively. The benefit obligation for nonqualified plans also included in this table was $69.8 million and $63.3 million at December 31, 2012 and 2011, respectively. The nonqualified plans are generally not funded.

At December 31, 2012 and 2011, the accumulated benefit obligation for all pension plans was $429.5 million and $370.6 million, respectively. At December 31, 2012 and 2011, the accumulated benefit obligation for foreign pension plans was $62.9 million and $54.2 million, respectively. The accumulated benefit obligation for the nonqualified plans was $65.1 million and $57.9 million at December 31, 2012 and 2011, respectively.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For pension plans with benefit obligations in excess of plan assets at December 31, 2012 and 2011, the fair value of plan assets was $288.2 million and $298.7 million, respectively, and the benefit obligation was $418.5 million and $421.9 million, respectively. For pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2012 and 2011, the fair value of plan assets was $288.2 million and $236.5 million, respectively, and the accumulated benefit obligation was $373.0 million and $316.4 million, respectively.

Amounts recognized in accumulated other comprehensive loss at December 31 consisted of:

	2012	2011
(dollars in millions)
Net loss	$178.2	$165.7
Prior service credit	(5.1)	(5.4)

Before tax amount	$173.1	$160.3

After tax amount	$111.1	$104.2

The change in net loss in the above table included net losses of $23.4 million and $38.9 million ($15.0 million and $25.2 million after tax) arising during the years ended December 31, 2012 and 2011, respectively.

Amounts recognized in the consolidated balance sheets at December 31 consisted of:

	2012	2011
(dollars in millions)
Other assets	$1.0	$—
Accrued compensation and benefits	(3.9)	(3.5)
Other long-term liabilities	(126.4)	(119.7)

Net amount recognized	$(129.3)	$(123.2)

The estimated net actuarial loss for pension benefits that will be amortized from accumulated other comprehensive loss into net pension cost over the next fiscal year is expected to be $13.5 million.

The components of net periodic benefit cost for the following years ended December 31 are:

	2012	2011	2010
(dollars in millions)
Service cost, net of employee contributions	$27.8	$26.1	$24.6
Interest cost	19.5	19.0	18.9
Expected return on plan assets	(24.1)	(23.2)	(22.0)
Amortization of net loss	11.0	8.4	6.9
Amortization of prior service cost	(0.4)	(0.2)	—

Net periodic pension cost	$33.8	$30.1	$28.4

The net pension cost attributable to foreign plans included in the above table were $3.2 million, $3.7 million and $3.9 million in 2012, 2011 and 2010, respectively.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average assumptions used in determining pension plan information for the following years ended December 31 are:

	2012	2011	2010

Net Cost
Discount rate	4.73%	5.15%	5.62%
Expected return on plan assets	7.52%	7.93%	8.15%
Rate of compensation increase	3.76%	4.34%	4.35%

Benefit Obligation
Discount rate	3.89%	4.73%	5.15%
Rate of compensation increase	3.38%	3.76%	4.34%

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

The weighted average target asset allocations for the plans at December 31, are as follows:

	Target Allocation
	2012	2011
Asset Categories
Equity securities	61%	61%
Fixed income securities	33%	33%
Cash equivalents	6%	6%

Total	100%	100%

Due to short-term fluctuations in asset performance, allocation percentages may temporarily deviate from these target allocation percentages before a rebalancing occurs. Cash equivalents are targeted at five percent of plan assets and are used to satisfy benefit disbursement requirements and will vary throughout the year.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes fair value measurements of plan assets at December 31:

	Quoted prices in active markets for identical assets (Level 1)		Significant other observable inputs (Level 2)		Total(B)
	2012	2011	2012	2011	2012	2011
(dollars in millions)
Cash equivalents	$—	$—	$5.1	$10.4	$5.1	$10.4
Equity securities:
U.S. large-cap	—	—	94.6	79.1	94.6	79.1
U.S. mid-cap	28.6	25.5	—	—	28.6	25.5
U.S. small-cap	38.7	29.5	—	—	38.7	29.5
Foreign	27.8	20.0	36.5	28.9	64.3	48.9
Fixed income securities:
Diversified bond fund(A)	—	—	98.6	84.7	98.6	84.7
Foreign government bonds	—	—	9.8	7.9	9.8	7.9
Foreign corporate notes and bonds	—	—	10.2	7.5	10.2	7.5
Guaranteed insurance contracts	—	—	5.8	5.2	5.8	5.2

Total plan assets	$95.1	$75.0	$260.6	$223.7	$355.7	$298.7

(A)	Diversified bond fund consists of U.S. Treasury bonds, mortgage backed securities, and corporate bonds.
(B)	There were no assets categorized as Level 3 at December 31, 2012 and 2011, respectively.

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

Funding Policy and Expected Contributions—The company’s objective in funding its domestic tax-qualified plan is to accumulate funds sufficient to provide for all benefits and to satisfy the minimum contribution requirements of ERISA. Outside the United States, the company’s objective is to fund the international retirement costs over time within the limits of minimum requirements and allowable tax deductions. The company’s annual funding decisions also consider the relationship between the returns on each asset compared to the plan’s corresponding expense and consider the relationship between each tax-qualified plan’s benefit obligation and its corresponding funded status. The company expects to make discretionary contributions of approximately $35 million to its qualified plans in 2013.

The total expected benefit payments are as follows:

(dollars in millions)
2013	$32.2
2014	32.6
2015	32.7
2016	34.6
2017	36.6
2018 through 2022	192.6

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Defined Contribution Retirement Plans

All domestic employees of the company not covered by a collective bargaining agreement who have been scheduled for 1,000 hours of service are eligible to participate in the company’s defined contribution plan. The amounts charged to income for this plan were $9.8 million, $7.9 million and $9.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. Outside the United States, the company maintains defined contribution plans along with small pension arrangements that are typically funded with insurance products. These arrangements had a total expense of $2.6 million, $2.2 million and $1.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. In addition, the company maintains a long-term deferred compensation arrangement for directors that allows deferral of the annual retainer and meeting fees at the director’s election. The company annually accrues for long-term compensation, which is paid out upon the director’s retirement from the board. The total 2012 expense for these arrangements was not material.

Other Postretirement Benefit Plan

The company does not provide subsidized postretirement healthcare benefits and life insurance coverage except for a limited number of former employees. As this plan is unfunded, contributions are made as benefits are incurred. The benefit obligation for this plan was $8.9 million and $9.2 million at December 31, 2012 and 2011, respectively. Amounts recognized in accumulated other comprehensive loss were $3.2 million ($2.0 million after tax) for the year ended December 31, 2012 and $3.4 million ($2.1 million after tax) for the year ended December 31, 2011. The net periodic benefit cost was $0.6 million for each of the years ended December 31, 2012 and 2011 and $0.7 million for the year ended December 31, 2010.

13. Other (Income) Expense, Net

The components of other (income) expense, net, for the following years ended December 31 are:

	2012	2011	2010
(dollars in millions)
Interest income	$(5.5)	$(3.5)	$(3.7)
Foreign exchange (gains) losses	(0.7)	2.0	(0.7)
Asset impairments	22.2	—	—
Restructuring	17.4	7.8	16.7
Legal settlements and commitments	—	246.5	—
Impairment charges for bonds	—	11.5	—
Acquisition-related items	2.1	4.4	9.3
Other, net	4.8	3.2	3.0

Total other (income) expense, net	$40.3	$271.9	$24.6

Asset impairments—See Note 3 of the notes to consolidated financial statements.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment charges for bonds—See Note 6 of the notes to consolidated financial statements.

Acquisition-related items—The amounts consist of acquisition-related integration costs. See Note 2 of the notes to consolidated financial statements.

14. Other Comprehensive Income

On January 1, 2012, the company adopted Financial Accounting Standards Board amended guidance, with the exception of an amendment providing for a deferral of a certain provision, on the presentation of other comprehensive income and its components in the consolidated financial statements. The company has elected to present net income and comprehensive income as two separate but consecutive statements. This guidance was applied retrospectively, as required.

The accumulated balances related to each component of other comprehensive income are as follows:

	Change in Derivative Instruments Designated As Cash Flow Hedges	Foreign Currency Translation Adjustment	Benefit Plan Adjustments	Accumulated Other Comprehensive (Loss) Income
(dollars in millions)
Balance at December 31, 2009	$(0.9)	$67.4	$(91.2)	$(24.7)
Other comprehensive income (loss) before income taxes	1.4	(38.4)	9.5	(27.5)
Income tax (provision) benefit related to other comprehensive income (loss) items(A)	(0.5)	—	(3.5)	(4.0)

Balance at December 31, 2010	$—	$29.0	$(85.2)	$(56.2)

Other comprehensive income (loss) before income taxes	(3.4)	12.1	(30.7)	(22.0)
Income tax (provision) benefit related to other comprehensive income (loss) items(A)	2.0	—	9.6	11.6

Balance at December 31, 2011	$(1.4)	$41.1	$(106.3)	$(66.6)

Other comprehensive income (loss) before income taxes	2.4	(8.5)	(12.7)	(18.8)
Income tax (provision) benefit related to other comprehensive income (loss) items(A)	(1.7)	—	5.9	4.2

Balance at December 31, 2012	$(0.7)	$32.6	$(113.1)	$(81.2)

(A)	Income taxes are not provided for foreign currency translation adjustments.

15. Segment Information

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	2012	2011	2010
(dollars in millions)
Net sales
United States	$1,967.7	$1,956.0	$1,889.0
Europe	501.6	514.1	474.8
Japan	163.2	142.8	131.9
Other	325.6	283.5	224.5

	$2,958.1	$2,896.4	$2,720.2

Long-lived assets
United States	$390.5	$390.8	$362.0
Europe	49.6	52.5	43.1
Other	17.8	14.2	11.0

	$457.9	$457.5	$416.1

Total net sales by product group category for the following years ended December 31 are:

	2012	2011	2010
(dollars in millions)
Vascular	$845.0	$842.4	$755.9
Urology	757.8	734.8	718.1
Oncology	812.4	779.5	724.8
Surgical Specialties	455.1	450.0	434.6
Other	87.8	89.7	86.8

	$2,958.1	$2,896.4	$2,720.2

16. Unaudited Interim Financial Information

2012	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
(dollars in millions except per share amounts)
Net sales	$730.0	$742.6	$722.9	$762.6	$2,958.1
Cost of goods sold	279.4	285.7	272.6	287.6	1,125.3
Income from operations before income taxes	191.4	185.5	178.2	177.3	732.4
Net income attributable to common shareholders	138.7	133.9	129.3	128.2	530.1
Basic earnings per share available to common shareholders	1.62	1.56	1.52	1.54	6.24
Diluted earnings per share available to common shareholders	1.60	1.54	1.50	1.52	6.16

For the second quarter 2012, other (income) expense, net, included asset impairments of $9.0 million and a reversal of $1.6 million of restructuring costs. The income tax provision increased $1.1 million due to a write-down of a tax receivable in a foreign jurisdiction. These items decreased net income attributable to common shareholders by $5.8 million after tax, or $0.07 diluted earnings per share available to common shareholders.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the third quarter 2012, research and development expense included acquisition-related items consisting of an IPR&D charge and purchase accounting adjustments of $2.4 million. Other (income) expense, net, included asset impairments of $13.2 million. These items decreased net income attributable to common shareholders by $10.4 million after tax, or $0.12 diluted earnings per share available to common shareholders.

For the fourth quarter 2012, research and development expense included acquisition-related items consisting of an IPR&D charge and purchase accounting adjustments of $1.9 million. Other (income) expense, net, included a restructuring charge of $19.0 million. This item decreased net income attributable to common shareholders by $14.8 million after tax, or $0.17 diluted earnings per share available to common shareholders.

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

For the first quarter 2011, research and development expense included an acquisition-related item consisting of an IPR&D charge of $3.0 million. This item decreased net income attributable to common shareholders by $1.9 million after tax, or $0.02 diluted earnings per share available to common shareholders.

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

For the fourth quarter 2011, marketing, selling and administrative expenses included acquisition-related items consisting of transaction costs of $3.8 million. Other (income) expense, net, included a charge for a legal settlement of $51.0 million, acquisition-related integration costs of $4.1 million, a charge for the impairment of Greek bonds of $4.5 million, and a net reversal of $1.1 million of restructuring costs. The income tax provision decreased $16.5 million due to audit settlements. These items decreased net income attributable to common shareholders by $34.8 million after tax or $0.40 diluted earnings per share available to common shareholders.

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

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of December 31, 2011. Based upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2012, the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to accomplish their objectives at the reasonable assurance level. There have been no changes in internal control over financial reporting for the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting is included in Item 8 and is incorporated herein by reference.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to Directors of the company is incorporated herein by reference to the material contained under the heading “Proposal No. 1 — Election of Directors” in the company’s definitive Proxy Statement for its 2013 annual meeting of shareholders (the “2013 Proxy Statement”).

Information with respect to Executive Officers of the company is contained at the end of Part I of this filing under the heading “Executive Officers of the Registrant” and is incorporated by reference into this Item.

The information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the company’s 2013 Proxy Statement is incorporated herein by reference.

The information contained under the caption “Corporate Governance — The Board of Directors and Committees of the Board” in the company’s 2013 Proxy Statement is incorporated herein by reference.

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

Item 11. Executive Compensation

The information contained under the captions “Executive Officer Compensation,” “Director Compensation,” “Corporate Governance — The Board of Directors and Committees of the Board — Compensation Committee — Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the company’s 2013 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the captions “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and “Equity Compensation Plan Information” in the company’s 2013 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under the captions “Related Person Transactions” and “Corporate Governance — Director Independence” in the company’s 2013 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information contained under the caption “Proposal No. 2 — Ratification of the Appointment of KPMG LLP as Independent Registered Public Accounting Firm” in the company’s 2013 Proxy Statement is incorporated herein by reference.

III-1

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)

l. Financial Statements. See Index to Consolidated Financial Statements at Item 8, page II-19 of this report.

2. Financial Statement Schedules.

Schedule II. Valuation and Qualifying Accounts for the years ended December 31, 2012, 2011 and 2010.

(dollars in millions)	Balance Beginning of Year	Charges to Costs and Expenses	Deductions(1)	Balance End of Year
Year Ended December 31, 2012
Allowance for inventory obsolescence	$27.4	$19.3	$(16.0)	$30.7
Allowance for doubtful accounts	10.0	3.6	(1.2)	12.4

Totals	$37.4	$22.9	$(17.2)	$43.1

	Balance Beginning of Year	Charges to Costs and Expenses	Deductions(1)	Balance End of Year
Year Ended December 31, 2011
Allowance for inventory obsolescence	$26.5	$14.7	$(13.8)	$27.4
Allowance for doubtful accounts	10.5	3.7	(4.2)	10.0

Totals	$37.0	$18.4	$(18.0)	$37.4

	Balance Beginning of Year	Charges to Costs and Expenses	Deductions(1)	Balance End of Year
Year Ended December 31, 2010
Allowance for inventory obsolescence	$26.4	$17.9	$(17.8)	$26.5
Allowance for doubtful accounts	9.7	4.0	(3.2)	10.5

Totals	$36.1	$21.9	$(21.0)	$37.0

(1)	Includes writeoffs and the impact of foreign currency exchange rates.

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

Number
3.1	Amended and Restated By-Laws, effective as of April 18, 2012, filed as Exhibit 3b to the company’s April 20, 2012 Form 8-K, is incorporated herein by reference.

3.2	Restated Certificate of Incorporation, effective June 18, 2012, filed as Exhibit 3b to the company’s June 15, 2012 Form 8-K, is incorporated herein by reference.

4.1	Form of Indenture, dated as of December 1, 1996 between C. R. Bard, Inc. and The Chase Manhattan Bank, N.A., as trustee, filed as Exhibit 4.1 to the company’s Registration Statement on Form S-3, File No. 333-05997, is incorporated herein by reference.

4.2	Indenture, dated December 20, 2010, between C. R. Bard, Inc. and Wells Fargo Bank, National Association, as Trustee filed as Exhibit 4.1 to the company’s December 20, 2010 Form 8-K, is incorporated herein by reference.

4.3	First Supplemental Indenture, dated December 20, 2010, between C. R. Bard, Inc. and Wells Fargo Bank, National Association, as Trustee filed as Exhibit 4.2 to the company’s December 20, 2010 Form 8-K, is incorporated herein by reference.

4.4	Second Supplemental Indenture, dated October 30, 2012, between C. R. Bard, Inc. and Wells Fargo Bank, National Association, as Trustee filed as Exhibit 4.1 to the company’s October 30, 2012 Form 8-K, is incorporated herein by reference.

4.5	Form of 2.875% Notes due 2016, filed as Exhibit 4.3 to the company’s December 20, 2010 Form 8-K (included as Exhibit A in Exhibit 4.2 to the company’s December 20, 2010 Form 8-K), is incorporated herein by reference.

4.6	Form of 4.400% Notes due 2021, filed as Exhibit 4.4 to the company’s December 20, 2010 Form 8-K (included as Exhibit B in Exhibit 4.2 to the company’s December 20, 2010 Form 8-K), is incorporated herein by reference.

4.7	Form of 1.375% Notes due 2018, filed as Exhibit 4.2 to the company’s October 30, 2012 Form 8-K (included as Exhibit A in Exhibit 4.1 to the company’s October 30, 2012 Form 8-K), is incorporated herein by reference.

10.1*	C. R. Bard, Inc. Agreement and Plans Trust amended and restated as of September 29, 2004, filed as Exhibit 10f to the company’s December 31, 2004 Annual Report on Form 10-K, is incorporated herein by reference.

10.2*	C. R. Bard, Inc. Supplemental Executive Retirement Plan, as of July 13, 1988, filed as Exhibit 10p to the company’s December 31, 1993 Annual Report on Form 10-K, is incorporated herein by reference.

10.3*	1993 Long Term Incentive Plan of C. R. Bard, Inc., as amended effective October 9, 2002, filed as Exhibit 10q to the company’s September 30, 2002 Form 10-Q, is incorporated herein by reference.

10.4*	C. R. Bard, Inc. Management Stock Purchase Plan, amended and restated as of July 10, 2002, filed as Exhibit 10z to the company’s December 31, 2002 Annual Report on Form 10-K, is incorporated herein by reference.

Number
10.5*	Letter agreement entered into by the company with John H. Weiland dated December 12, 1995, filed as Exhibit 10at to the company’s December 31, 2004 Annual Report on Form 10-K, is incorporated herein by reference.

10.6*	Form of Stock Option Agreement under the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc., filed as Exhibit 10ba to the company’s June 30, 2005 Form 10-Q, is incorporated herein by reference.

10.7*	Stock Equivalent Plan for Outside Directors of C. R. Bard, Inc. (as Amended and Restated), effective as of December 14, 2011.

10.8*	Form of Restricted Stock Award Agreement under the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc., filed as Exhibit 10bd to the company’s September 30, 2005 Form 10-Q, is incorporated herein by reference.

10.9*	Form of Supplemental Insurance/Retirement Plan Agreement (as Amended and Restated) between the company and its executive officers, including each of its named executive officers, filed as Exhibit 10be to the company’s September 30, 2005 Form 10-Q, is incorporated herein by reference.

10.10*	Form of Amended and Restated Change of Control Agreement between the company and its executive officers, including each of its named executive officers, filed as Exhibit 10bf to the company’s September 30, 2005 Form 10-Q, is incorporated herein by reference.

10.11*	2005 Directors’ Stock Award Plan of C. R. Bard, Inc. (as Amended and Restated), filed as Exhibit 10bj to the company’s March 31, 2006 Form 10-Q, is incorporated herein by reference.

10.12*	1998 Employee Stock Purchase Plan of C. R. Bard, Inc. (as Amended and Restated), filed as Exhibit 10bk to the company’s March 31, 2006 Form 10-Q, is incorporated herein by reference.

10.13*	Employee Stock Purchase Plan of C. R. Bard, Inc. (as Amended and Restated), filed as Exhibit B to the company’s March 16, 2012 Schedule 14A, is incorporated herein by reference.

10.14*	Management Stock Purchase Program Elective and Premium Share Units Terms and Conditions (as Amended and Restated), under the company’s 2003 Long Term Incentive Plan, filed as Exhibit 10bp to the company’s December 31, 2007 Annual Report on Form 10-K, is incorporated herein by reference.

10.15*	Form of Deferred Compensation Contract, Deferral of Directors’ Fees of C. R. Bard, Inc. (as Amended and Restated) filed as Exhibit 10bq of the company’s December 31, 2007 Annual Report on Form 10-K, is incorporated herein by reference.

10.16*	Form of Aircraft Time Sharing Agreement between the company and certain of its named executive officers, filed as Exhibit 10bt to the company’s September 30, 2008 Form 10-Q, is incorporated herein by reference.

10.17*	Executive Bonus Plan of C. R. Bard, Inc., effective as of January 1, 2009, filed as Exhibit 10bu to the company’s December 31, 2008 Annual Report on Form 10-K, is incorporated herein by reference.

10.18*	2003 Long Term Incentive Plan of C. R. Bard, Inc. (as Amended and Restated), filed as Exhibit 10bw to the company’s April 21, 2010 Form 8-K, is incorporated herein by reference.

10.19*	2012 Long Term Incentive Plan of C. R. Bard, Inc. as amended and restated, filed as Exhibit A to the company’s March 16, 2012 definitive Proxy Statement on Schedule 14A, is incorporated herein by reference.

10.20*	2005 Directors’ Stock Award Plan of C. R. Bard, Inc. (as Amended and Restated) (effective as of December 8, 2010), filed as Exhibit 10bw to the company’s December 31, 2010 Annual Report on Form 10-K, is incorporated herein by reference.

Number
10.21*	Executive Choice Plan of C. R. Bard, Inc., filed as Exhibit 10bx to the company’s December 31, 2010 Annual Report on Form 10-K, is incorporated herein by reference.

10.22*	Form of Stock Option Award Certificate and Form of Stock Option Terms and Conditions under the Company’s 2003 Long Term Incentive Plan, filed as Exhibit 10by to the company’s December 31, 2010 Annual Report on Form 10-K, is incorporated herein by reference.

10.23*	Form of Restricted Stock Award Certificate and Form of Restricted Stock/Restricted Stock Units Terms and Conditions under the Company’s 2003 Long Term Incentive Plan, filed as Exhibit 10bz to the company’s December 31, 2010 Annual Report on Form 10-K, is incorporated herein by reference.

10.24*	Form of Change of Control Agreement between the company and certain of its officers, filed as Exhibit 10ca to the company’s December 31, 2010 Annual Report on Form 10-K, is incorporated herein by reference.

10.25	Master confirmation agreement with Goldman, Sachs & Co., dated as of December 15, 2010, between Goldman, Sachs & Co. and C. R. Bard, Inc., filed as Exhibit 10cb to the company’s December 31, 2010 Annual Report on Form 10-K, is incorporated herein by reference.***

10.26	Supplemental confirmation agreement, dated as of December 15, 2010, between Goldman, Sachs & Co. and C. R. Bard, Inc., filed as Exhibit 10cc to the company’s December 31, 2010 Annual Report on Form 10-K, is incorporated herein by reference.***

10.27*	Agreement between Todd C. Schermerhorn and C. R. Bard, Inc. dated as of July 28, 2011, filed as Exhibit 10cd to the company’s September 30, 2011 Form 10-Q, is incorporated herein by reference.

10.28	Credit Agreement dated as of October 12, 2011, among C. R. Bard, Inc., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (as Joint Lead Arrangers and Joint Bookrunners), JPMorgan Chase Bank, N.A. (as Administrative Agent), Bank of America, N.A. (as Syndication Agent) and Barclays Bank PLC, Goldman Sachs Bank USA, Wells Fargo Bank, National Association and Royal Bank of Canada (each as Documentation Agents), filed as Exhibit 10ce to the company’s September 30, 2011 Form 10-Q, is incorporated herein by reference.

10.29	Cooperation Agreement, dated January 20, 2012, by and among C. R. Bard, Inc., ValueAct Capital Master Fund, L.P., VA Partners I, LLC, ValueAct Capital Management, L.P., ValueAct Capital Management, LLC and G. Mason Morfit, filed as Exhibit 10cf to the company’s January 20, 2012 Form 8-K, is incorporated herein by reference.

10.30*	Form of Restricted Stock Units Award Certificate and Form of Restricted Stock Units Terms and Conditions under the Company’s 2003 Long Term Incentive Plan.

10.31*	Form of Performance Long-Term Incentive Award Certificate and Form of Performance Long-Term Incentive Award Terms and Conditions under the Company’s 2003 Long Term Incentive Plan, filed as Exhibit 10ci to the company’s March 31, 2012 Form 10-Q, is incorporated herein by reference.

10.32*	2005 Directors’ Stock Award Plan of C. R. Bard, Inc. (as Amended and Restated).**

10.33*	Incentive-Based Compensation Recovery (“Clawback”) Policy.**

12.1	Computation of Ratio of Earnings to Fixed Charges**

18	Letter re Change in Accounting Principle**

21	Subsidiaries of the Registrant**

23.1	Consent of Independent Registered Public Accounting Firm**

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer**

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer**

32.1	Section 1350 Certification of Chief Executive Officer**

Number

32.2	Section 1350 Certification of Chief Financial Officer**

99	Form of indemnity agreement between the company and each of its directors and officers, filed as Exhibit 99 to the company’s December 31, 1993 Annual Report on Form 10-K, is incorporated herein by reference.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Each of these exhibits constitutes a management contract or a compensatory plan or arrangement.

**	Filed herewith.

***	An application for confidential treatment for selected portions of these agreements was granted by the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C. R. BARD, INC. (Registrant)

Date: February 20, 2013	By:	/S/ CHRISTOPHER S. HOLLAND
Christopher S. Holland
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ TIMOTHY M. RING Timothy M. Ring	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2013

/S/ JOHN H. WEILAND John H. Weiland	President and Chief Operating Officer and Director	February 20, 2013

/S/ CHRISTOPHER S. HOLLAND Christopher S. Holland	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 20, 2013

/S/ FRANK LUPISELLA JR. Frank Lupisella Jr.	Vice President and Controller (Principal Accounting Officer)	February 20, 2013

/S/ DAVID M. BARRETT David M. Barrett	Director	February 20, 2013

/S/ MARC C. BRESLAWSKY Marc C. Breslawsky	Director	February 20, 2013

/S/ HERBERT L. HENKEL Herbert L. Henkel	Director	February 20, 2013

/S/ JOHN C. KELLY John C. Kelly	Director	February 20, 2013

/S/ THEODORE E. MARTIN Theodore E. Martin	Director	February 20, 2013

/S/ G. MASON MORFIT G. Mason Morfit	Director	February 20, 2013

/S/ GAIL K. NAUGHTON Gail K. Naughton	Director	February 20, 2013

/S/ TOMMY G. THOMPSON Tommy G. Thompson	Director	February 20, 2013

/S/ ANTHONY WELTERS Anthony Welters	Director	February 20, 2013

/S/ TONY L. WHITE Tony L. White	Director	February 20, 2013