Form 10-Q
period 2013-03-31
BARD C R INC /NJ/
filed 2013-04-24
CIK 9892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2013
Common Stock - $0.25 par value	80,481,858

C. R. BARD, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands except per share amounts, unaudited)

	Three Months Ended March 31,
	2013	2012
Net sales	$740,300	$730,000

Costs and expenses:
Cost of goods sold	295,300	279,400
Marketing, selling and administrative expense	216,400	202,300
Research and development expense	59,300	48,200
Interest expense	11,400	9,500
Other (income) expense, net	30,300	(800)

Total costs and expenses	612,700	538,600

Income from operations before income taxes	127,600	191,400

Income tax provision	36,900	52,700

Net income	$90,700	$138,700

Basic earnings per share available to common shareholders	$1.09	$1.62

Diluted earnings per share available to common shareholders	$1.08	$1.60

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands, unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$90,700	$138,700

Other comprehensive income (loss):
Change in derivative instruments designated as cash flow hedges, net of tax	3,200	2,300
Foreign currency translation adjustments	(2,100)	4,700
Benefit plan adjustments, net of tax	2,200	1,700

Other comprehensive income (loss)	3,300	8,700

Comprehensive income	$94,000	$147,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands except share and per share amounts, unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$879,300	$896,300
Restricted cash	26,000	25,000
Accounts receivable, less allowances of $12,900 and $12,400, respectively	448,600	480,900
Inventories	332,600	328,500
Short-term deferred tax assets	40,400	42,600
Other current assets	69,000	73,900

Total current assets	1,795,900	1,847,200

Property, plant and equipment, at cost	641,500	631,900
Less accumulated depreciation and amortization	284,900	272,600

Net property, plant and equipment	356,600	359,300
Goodwill	962,100	961,600
Core technologies, net	493,500	506,500
Other intangible assets, net	361,100	368,100
Deferred tax assets	6,100	10,000
Other assets	101,800	98,600

Total assets	$4,077,100	$4,151,300

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities
Accounts payable	$94,100	$56,200
Accrued expenses	219,700	242,900
Accrued compensation and benefits	92,000	137,800
Income taxes payable	9,800	10,700

Total current liabilities	415,600	447,600

Long-term debt	1,408,600	1,409,600
Other long-term liabilities	320,900	342,400
Deferred income taxes	33,400	26,000
Commitments and contingencies	—	—
Shareholders’ investment:
Preferred stock, $1 par value, authorized 5,000,000 shares; none issued	—	—
Common stock, $0.25 par value, authorized 600,000,000 shares; issued and outstanding 80,481,858 shares at March 31, 2013 and 81,697,409 shares at December 31, 2012	20,100	20,400
Capital in excess of par value	1,546,900	1,513,300
Retained earnings	409,500	473,200
Accumulated other comprehensive loss	(77,900)	(81,200)

Total shareholders’ investment	1,898,600	1,925,700

Total liabilities and shareholders’ investment	$4,077,100	$4,151,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$90,700	$138,700
Adjustments to reconcile net income to net cash provided by operating activities, net of acquired business:
Depreciation and amortization	35,400	33,400
Litigation charges	25,800	—
Asset impairments	5,700	—
Deferred income taxes	8,000	6,800
Share-based compensation	15,800	13,900
Inventory reserves and provision for doubtful accounts	5,400	5,300
Other items	300	(3,900)
Changes in assets and liabilities:
Accounts receivable	5,200	3,500
Inventories	(8,300)	(6,800)
Current liabilities	(39,700)	(55,100)
Taxes	14,200	17,800
Other, net	(17,500)	12,100

Net cash provided by operating activities	141,000	165,700

Cash flows from investing activities:
Capital expenditures	(13,200)	(19,600)
Change in restricted cash	(1,000)	17,300
Payments made for purchase of business, net of cash acquired	(3,000)	—
Payments made for intangibles	(900)	(1,900)
Other	—	6,900

Net cash (used in) provided by investing activities	(18,100)	2,700

Cash flows from financing activities:
Change in short-term borrowings, net	—	26,000
Proceeds from exercises under share-based compensation plans, net	9,000	19,100
Excess tax benefit relating to share-based compensation plans	2,300	5,000
Purchases of common stock	(131,300)	(122,200)
Dividends paid	(16,700)	(16,500)
Other	—	(4,900)

Net cash used in financing activities	(136,700)	(93,500)

Effect of exchange rate changes on cash and cash equivalents	(3,200)	3,300

(Decrease) increase in cash and cash equivalents during the period	(17,000)	78,200

Balance at January 1	896,300	596,400

Balance at March 31	$879,300	$674,600

Supplemental cash flow information
Cash paid for:
Interest	$12,700	$12,900
Income taxes	12,400	23,100
Non-cash transactions:
Purchase of business and related costs	1,300	—
Purchase of common stock not settled	23,500	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of C. R. Bard, Inc. and its subsidiaries (the “company” or “Bard”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in Bard’s 2012 Annual Report on Form 10-K. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in the financial statements in Bard’s 2012 Annual Report on Form 10-K. The preparation of these financial statements requires the company to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities at the date of the financial statements. These financial statements include all normal and recurring adjustments necessary for a fair presentation. The accounts of most foreign subsidiaries are consolidated as of and for the quarters ended February 28, 2013 and February 29, 2012 and as of November 30, 2012. No events occurred related to these foreign subsidiaries during the months of March 2013, March 2012 or December 2012 that materially affected the financial position or results of operations of the company. The results for the interim periods presented are not necessarily indicative of the results expected for the year.

2. Restructuring

During the fourth quarter of 2012, the company committed to a plan (the “2012 Restructuring Plan”) to improve its overall cost structure and enhance operational effectiveness. At March 31, 2013, the remaining liability related to the 2012 Restructuring Plan was $8.6 million. Cash payments of $9.2 million were made during the three months ended March 31, 2013. The company expects activities under this plan to be substantially complete by the end of 2013.

3. Earnings per Common Share

Earnings per share (“EPS”) is computed under the two-class method using the following common share information:

	Three Months Ended March 31,
	2013	2012
(dollars and shares in millions)
EPS Numerator:
Net income	$90.7	$138.7
Less: Income allocated to participating securities	1.7	2.7

Net income available to common shareholders	$89.0	$136.0

EPS Denominator:
Weighted average common shares outstanding	81.3	84.1
Dilutive common share equivalents from share-based compensation plans	1.2	1.0

Weighted average common and common equivalent shares outstanding, assuming dilution	82.5	85.1

4. Income Taxes

The effective tax rate for the quarter ended March 31, 2013 was approximately 29% compared to approximately 28% for the same period in 2012. The increase in the effective tax rate for the quarter ended March 31, 2013 reflected the discrete tax effect of a write-down of an insurance receivable (see Note 7 of the notes to condensed consolidated financial statements), which was incurred in a low tax jurisdiction. The effective tax rate for the current quarter was also impacted by the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013 and retroactively reinstated the research tax credit. Although the reinstatement of this tax credit is retroactive to January 1, 2012, the enactment of this legislation in 2013 precluded the company from recording the benefit in 2012. As a result, the company’s income tax provision was reduced by approximately $3.7 million during the first quarter of 2013 to recognize the 2012 benefit of this tax credit that would have been recorded in 2012. At March 31, 2013, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was $45.4 million (of which $38.0 million would impact the effective tax rate, if recognized) plus $5.3 million of accrued interest. At December 31, 2012, the liability for unrecognized tax benefits was $43.4 million plus $4.8 million of accrued interest. Depending upon the result of open tax examinations and/or the expiration of applicable statutes of limitation, the company believes it is reasonably possible that the total amount of unrecognized tax benefits may decrease by up to $18.4 million within the next 12 months.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Financial Instruments

Foreign Exchange Derivative Instruments

The company enters into readily marketable forward and option contracts with financial institutions to help reduce its exposure to foreign currency exchange rate fluctuations. These contracts limit volatility because gains and losses associated with foreign currency exchange rate movements are generally offset by movements in the underlying hedged item. The notional value of the company’s forward currency and option currency contracts was $147.3 million and $128.1 million at March 31, 2013 and December 31, 2012, respectively. For further discussion regarding the company’s use of derivative instruments, see Note 1 of the consolidated financial statements in Bard’s 2012 Annual Report on Form 10-K.

Interest Rate Derivative Instrument

The company’s outstanding interest rate swap contract effectively converts its 2.875% fixed-rate notes due 2016 to a floating-rate instrument. The notional value of the company’s interest rate swap contract is $250.0 million.

The location and fair value of derivative instruments that are designated as hedging instruments recognized in the condensed consolidated balance sheets are as follows:

	Balance Sheet Location	Fair Value of Derivatives
Derivatives Designated as Hedging Instruments		March 31, 2013	December 31, 2012
(dollars in millions)
Forward currency contracts	Other current assets	$5.1	$1.4
Option currency contracts	Other current assets	0.7	0.6
Option currency contracts	Other assets	1.3	—
Interest rate swap contract	Other assets	12.2	13.3

		$19.3	$15.3

Forward currency contracts	Accrued expenses	$—	$0.4

		$—	$0.4

The location and amounts of gains and losses on derivative instruments designated as cash flow hedges and the impact on shareholders’ investment are as follows:

	Gain/(Loss) Recognized in Other Comprehensive Income		Location of Gain/(Loss) Reclassified from Accumulated Other Comp. Loss to Income	Gain/ (Loss) Reclassified from Accumulated Other Comp. Loss into Income
	Three Months Ended March 31,			Three Months Ended March 31,
	2013	2012		2013	2012
(dollars in millions)
Forward currency contracts	$4.8	$3.4	Costs of goods sold	$(0.4)	$0.4
Option currency contracts	(0.3)	—	Costs of goods sold	(0.3)	0.4

	$4.5	$3.4		$(0.7)	$0.8

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The location and amounts of gains and losses on the derivative instrument designated as a fair value hedge for the three months ended March 31, are as follows:

	Income Statement Location	Loss Recognized on Swap		Gain Recognized on Long-Term Debt
		2013	2012	2013	2012
(dollars in millions)
Interest rate swap contract	Interest expense	$(1.1)	$(0.1)	$1.1	$0.1

The location and amounts of gains and losses on derivative instruments not designated as hedging instruments for the three months ended March 31, are as follows:

	Income Statement Location	Gain Recognized in Earnings
		2013	2012
(dollars in millions)
Forward currency contracts(A)	Other (income) expense, net	$—	$3.0

(A)	These derivative contracts mitigate changes in the value of remeasured foreign currency denominated intercompany loans attributable to changes in foreign currency exchange rates.

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

The following table summarizes certain financial instrument assets measured at fair value on a recurring basis:

	March 31, 2013	December 31, 2012
(dollars in millions)
Forward currency contracts	$5.1	$1.0
Option currency contracts	2.0	0.6
Interest rate swap contract	12.2	13.3

The fair values were measured using significant other observable inputs and valued by reference to similar financial instruments, adjusted for restrictions and other terms specific to each instrument. These financial instruments are categorized as Level 2 under the fair value hierarchy.

The fair value of the liability for contingent consideration related to prior acquisitions was $79.1 million and $77.1 million at March 31, 2013 and December 31, 2012, respectively. The fair value was measured using significant unobservable inputs and is categorized as Level 3 under the fair value hierarchy.

Financial Instruments not Measured at Fair Value

The estimated fair value of long-term debt including the effect of the related interest rate swap contract was approximately $1,511.7 million and $1,532.2 million in March 31, 2013 and December 31, 2012, respectively. The fair value was estimated using dealer quotes for similarly-rated debt instruments over the remaining contractual term of the company’s obligation. Long-term debt is categorized as Level 2 under the fair value hierarchy.

Concentration Risk

Accounts receivable balances include sales to government-supported healthcare systems outside the United States. The company continues to monitor sovereign debt issues and economic conditions in Europe and evaluates accounts receivable in certain countries for potential collection risks. Economic conditions and other factors in certain countries in Europe have resulted in, and may continue to result in, an increase in the average length of time that it takes to collect these accounts receivable and may require the company to re-evaluate the collectability of these receivables in future periods. The company has experienced significant delays in the collection of accounts receivable associated with the national healthcare systems in Spain, Italy, Greece and Portugal. At March 31, 2013, the company’s accounts receivable, net of allowances, from the national healthcare systems in these countries and amounts past due greater than 365 days are as follows:

	Accounts receivable, net	Greater than 365 days past due
(dollars in millions)
Spain	$17.7	$0.9
Italy	27.1	2.4
Greece	13.9	4.6
Portugal	3.5	1.3

	$62.2	$9.2

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Inventories

Inventories consisted of:

	March 31, 2013	December 31, 2012
(dollars in millions)
Finished goods	$194.9	$194.6
Work in process	19.9	19.1
Raw materials	117.8	114.8

	$332.6	$328.5

7. Contingencies

General

In the ordinary course of business, the company is subject to various legal proceedings, investigations and claims, including, for example, environmental matters, employment disputes, disputes on agreements and other commercial disputes. In addition, the company operates in an industry susceptible to significant product liability and patent legal claims. The company accounts for estimated losses with respect to legal proceedings and claims when such losses are probable and reasonably estimable. Legal costs associated with these matters are expensed as incurred. At any given time, in the ordinary course of business, the company is involved as either a plaintiff or defendant in a number of patent infringement actions. If a third party’s patent infringement claim were to be determined against the company, the company might be required to make significant royalty or other payments or might be subject to an injunction or other limitation on its ability to manufacture or distribute one or more products. If a patent owned by or licensed to the company is found to be invalid or unenforceable, the company might be required to reduce the value of certain intangible assets on the company’s balance sheet and to record a corresponding charge, which could be significant in amount. The company believes that any of these proceedings and claims could have a material adverse effect on its business, results of operations, financial condition and/or liquidity.

Product Liability Matters

As of April 18, 2013, approximately 890 federal and 720 state lawsuits involving individual claims by approximately 1,740 plaintiffs, as well as two putative class actions in the United States and three putative class actions in various Canadian provinces, are currently pending against the company with respect to its Composix® Kugel® and certain other hernia repair implant products (collectively, the “Hernia Product Claims”). One of the U.S. class action lawsuits consolidated ten previously-filed U.S. class action lawsuits. The putative class actions, none of which has been certified, seek: (i) medical monitoring; (ii) compensatory damages; (iii) punitive damages; (iv) a judicial finding of defect and causation; and/or (v) attorneys’ fees. A class certification hearing in one of the Canadian class actions is scheduled to take place in May 2013. Approximately 695 of the state lawsuits, involving individual claims by approximately 785 plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions. The Hernia Product Claims also generally seek damages for personal injury resulting from use of the products. The company voluntarily recalled certain sizes and lots of the Composix® Kugel® products beginning in December 2005.

In June 2007, the Judicial Panel on Multidistrict Litigation (“JPML”) transferred Composix® Kugel® lawsuits pending in federal courts nationwide into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island. The MDL court subsequently determined to include other hernia repair products of the company in the MDL proceeding. On June 30, 2011, the company announced that it had reached agreements in principle with various plaintiffs’ law firms to settle the majority of its existing Hernia Product Claims. Each agreement is subject to certain conditions, including requirements for participation in the proposed settlements by a certain minimum number of plaintiffs. In addition, the company continues to engage in discussions with other plaintiffs’ law firms regarding

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

potential resolution of unsettled Hernia Product Claims, and intends to vigorously defend Hernia Product Claims that do not settle, including through litigation. Additional trials are scheduled in the third quarter of 2013 and throughout the remainder of 2013. Based on these events, the company recorded a charge of $184.3 million ($180.6 million after tax) in the second quarter of 2011, which recognized the estimated costs of settling all Hernia Product Claims, including asserted and unasserted claims, and costs to administer the settlements. The charge excludes any costs associated with pending putative class action lawsuits. The company cannot give any assurances that the actual costs incurred with respect to the Hernia Product Claims will not exceed the amount of the charge together with amounts previously accrued. The company cannot give any assurances that the resolution of the Hernia Product Claims that have not settled, including asserted and unasserted claims and the putative class action lawsuits, will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

As of April 18, 2013, product liability lawsuits involving individual claims by approximately 3,060 plaintiffs have been filed or asserted against the company in various federal and state jurisdictions alleging personal injuries associated with the use of certain of the company’s surgical continence products for women, including its Avaulta® line of products. In addition, five putative class actions in the United States and one putative class action in Canada have been filed against the company (all lawsuits, collectively, the “Women’s Health Product Claims”). The Women’s Health Product Claims generally seek damages for personal injury resulting from use of the products. The putative class actions, none of which has been certified, seek: (i) medical monitoring; (ii) compensatory damages; (iii) punitive damages; (iv) a judicial finding of defect and causation; and/or (v) attorneys’ fees. With respect to certain of these claims, the company believes that one of its suppliers has an obligation to defend and indemnify the company. In October 2010, the JPML transferred the Women’s Health Product Claims involving solely Avaulta® products pending in federal courts nationwide into an MDL for coordinated pre-trial proceedings in the United States District Court for the Southern District of West Virginia. In February 2012, the JPML expanded the scope of and renamed the MDL pending in the United States District Court for the Southern District of West Virginia to include lawsuits involving all women’s surgical continence products that are manufactured or distributed by the company. In total, approximately 2,545 of the Women’s Health Product Claims are pending in federal courts and have been or will be transferred to the MDL in West Virginia, with the remainder of the Women’s Health Product Claims in other jurisdictions. Trial dates have been scheduled in the MDL beginning in July 2013 and are scheduled to continue throughout 2013. Additional trials are also scheduled in state courts in the second half of 2013. The first trial in one of these other jurisdictions was completed in July 2012 and resulted in a judgment against the company of approximately $3.6 million. The company has appealed this decision. The company does not believe that this verdict is representative of the potential outcomes of other Women’s Health Product Claims. While the company intends to vigorously defend the Women’s Health Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

As of April 18, 2013, product liability lawsuits involving individual claims by approximately 25 plaintiffs are currently pending against the company in various federal and state jurisdictions alleging personal injuries associated with the use of the company’s vena cava filter products. In addition, three putative class actions have been filed against the company in various state courts on behalf of plaintiffs who are alleged to have no present injury (all lawsuits, collectively, the “Filter Product Claims”). The putative class actions, none of which has been certified, seek: (i) medical monitoring; (ii) punitive damages; (iii) a judicial finding of defect and causation; and/or (iv) attorneys’ fees. A class certification hearing in one of the class actions is scheduled to take place in June 2013. The first Filter Product Claim trial was completed in June 2012 and resulted in a judgment for the company based on the finding that the company was not liable for the plaintiff’s damages. The company expects additional trials of Filter Product Claims to take place over the next 12 months. The company has reached an agreement with a law firm that has more than 30 Filter Product Claims pending against the company. The company is in the process of finalizing these agreements with respect to such claims, and payments are expected to be made during the second quarter of 2013 within the amounts previously recorded. While the company intends to vigorously defend the remaining unsettled Filter Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

In most product liability litigations of this nature, including the remaining unsettled Hernia Product Claims, the Women’s Health Product Claims and the remaining unsettled Filter Product Claims, plaintiffs allege a wide variety of claims, ranging from allegations of serious injury caused by the products to efforts to obtain compensation notwithstanding the absence of any injury. In many of these cases, the company has not yet received and reviewed complete information regarding the plaintiffs and their medical conditions, and consequently, is unable to fully evaluate the claims. The company expects that it will receive and review additional information regarding the remaining unsettled Hernia Product Claims, the Women’s Health Product Claims, the remaining unsettled Filter Product Claims and related matters as these cases progress.

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

The company’s insurance coverage with respect to the Hernia Product Claims has been depleted. In connection with the Hernia Product Claims, the company was in dispute with one of its excess insurance carriers relating to an aggregate of $25 million of insurance coverage. On March 27, 2013, an arbitration panel issued its opinion denying the company’s claim for this insurance coverage. As a result, the company recorded a non-cash charge of $25.0 million ($24.5 million after tax) to other (income) expense, net, for the write-down of a related insurance receivable.

In connection with the Women’s Health Product Claims, the company is in dispute with one of its excess insurance carriers relating to an aggregate of $50 million of insurance coverage.

Other Legal Matters

In January 2013, the company received subpoenas or Civil Investigative Demands from a number of State Attorneys General seeking information related to the sales and marketing of certain of the company’s products that are the subject of the Hernia Product Claims and the Women’s Health Product Claims. The company intends to cooperate with these requests. Since it is not feasible to predict the outcome of these proceedings, the company cannot give any assurances that the resolution of these proceedings will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

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

In December 2007, a U.S. District Court jury in Arizona found that certain of W.L. Gore & Associates Inc.’s (“Gore”) ePTFE vascular grafts and stent-grafts infringe the company’s patent number 6,436,135 (the “135 patent”). The jury upheld the validity of the patent and awarded the company $185 million in past damages. The jury also found that Gore willfully infringed the patent. In a second phase of the trial, the District Court ruled that Gore failed to prove that the patent is unenforceable due to inequitable conduct. In March 2009, the District Court doubled the jury award to approximately $371 million for damages through June 2007. The District Court also awarded the company attorneys’ fees of $19 million and prejudgment interest of approximately $20 million. In addition, the District Court denied Gore’s remaining motions, including its motions for a new trial and to set aside the jury’s verdict. In July 2010, the District Court awarded the company approximately $109 million in additional damages for the period from July 2007 through March 2009. Gore has deposited or secured the foregoing amounts with the District Court. The District Court also assessed a royalty rate of between 12.5% and 20%, depending on the product, that will be used to calculate damages for Gore’s infringing sales from April 2009 through the expiration of the patent. Gore has made additional deposits with the District Court of approximately $471 million, representing Gore’s calculation of royalties for its infringing sales through December 2012. Gore appealed this matter to the Court of Appeals for the Federal Circuit (the “Court of Appeals”), which on February 10, 2012 affirmed the decision of the District Court. Gore filed a petition with the Court of Appeals for a rehearing of its appeal. On June 14, 2012, the Court of Appeals reaffirmed its February 10, 2012 decision, including the ongoing royalty rates as set by the District Court, with the exception of the issue of willfulness with respect to Gore’s infringement of the 135 patent, which was remanded to the District Court. On October 12, 2012, Gore filed a petition for a writ of certiorari to the U.S. Supreme Court requesting a review of the portion of the decision that the Court of Appeals reaffirmed. The U.S. Supreme Court denied Gore’s petition on

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 14, 2013. The District Court has scheduled oral argument for June 5, 2013 as to three pending motions before it, including the company’s motion to execute on the judgment other than with respect to the amounts related to willfulness. On January 28, 2013, Gore filed with the U.S. District Court a Request for Judicial Notice that the U.S. Patent and Trademark Office (“USPTO”) granted Gore’s previously filed request for a re-examination of the 135 patent. On April 1, 2013, the USPTO issued a First Office Action initially rejecting all of the claims of the 135 patent that are the subject of the re-examination. The timing of final resolution of these matters remains uncertain. Since the company considers these matters a gain contingency, no amounts have been recorded. Even if the company is ultimately successful in this lawsuit, it cannot give any assurances that royalties for Gore’s future infringing sales will remain at or near historic levels.

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

Accruals for product liability and other legal matters amounted to $157.8 million and $158.1 million at March 31, 2013 and December 31, 2012, respectively. The company made total payments of $164.6 million to qualified settlement funds (“QSFs”), of which $7.0 million were made during the three months ended March 31, 2013 subject to certain settlement conditions, for certain Hernia Product Claims. Payments to QSFs were recorded as a component of restricted cash. Total payments of $138.6 million from these QSFs have been made to qualified claimants, of which $6.0 million were made during the three months ended March 31, 2013. In addition, other payments of $12.9 million have been made to qualified claimants, of which $2.3 million were made during the three months ended March 31, 2013.

The company recorded receivables from insurance companies for product liability matters amounting to $22.5 million and $45.6 million at March 31, 2013 and December 31, 2012, respectively, of which approximately $12.5 million, at March 31, 2013, is the subject of a dispute with one of the company’s excess insurance carriers, as noted above. After considering the nature of the claims, coverage provisions under the policies, relevant legal issues, the advice and judgment of outside legal counsel, and other pertinent factors, the company believes its claims are meritorious and that it should collect these receivables.

The company is unable to estimate the reasonably possible losses or range of losses, if any, arising from certain existing product liability matters and other legal matters. Under U.S. generally accepted accounting principles, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight”. With respect to the remaining unsettled Hernia Product Claims, including the putative class action lawsuits, Women’s Health Product Claims and the remaining unsettled Filter Product Claims, the company is unable to estimate a range of reasonably possible losses for the following reasons: (i) all or certain of the proceedings are in early stages; (ii) the company has not received and reviewed complete information regarding all or certain of the plaintiffs and their medical conditions; and/or (iii) there are significant factual

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

issues to be resolved. In addition, with respect to the putative class action lawsuits that are part of the Hernia Product Claims, the Women’s Health Product Claims and the Filter Product Claims, there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class.

8. Share-Based Compensation Plans

The company may grant a variety of share-based payments under the 2012 Long Term Incentive Plan of C. R. Bard, Inc., as amended and restated (formerly the 2003 Long Term Incentive Plan of C. R. Bard, Inc., as amended and restated) (the “LTIP”) and the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc., as amended and restated (the “Directors’ Plan”) to certain directors, officers and employees. At the company’s Annual Meeting of Shareholders on April 17, 2013, the shareholders authorized an additional 2,000,000 shares for issuance under the LTIP. The total number of remaining shares at March 31, 2013 that may be issued under the LTIP was 3,373,653 and under the Directors’ Plan was 39,259. Awards under the LTIP may be in the form of stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, unrestricted stock and other stock-based awards. Awards under the Directors’ Plan may be in the form of stock awards, stock options or stock appreciation rights. The company also has two employee stock purchase programs.

Amounts recognized for share-based compensation are as follows:

	Three Months Ended March 31,
	2013	2012
(dollars in millions)
Total cost of share-based compensation plans	$15.9	$13.9
Amounts capitalized in inventory and fixed assets	(0.6)	(0.4)
Amounts recognized in income for amounts previously capitalized in inventory and fixed assets	0.5	0.4

Amounts charged against income	$15.8	$13.9

During the three months ended March 31, 2013 and 2012, respectively, the company granted performance restricted stock units to certain officers. These units have requisite service periods of three years and have no dividend rights. The actual payout of these units varies based on the company’s performance over the three-year period based on pre-established targets over the period and a market condition modifier based on total shareholder return (“TSR”) compared to an industry peer group. The actual payout under these awards may exceed an officer’s target payout; however, compensation cost initially recognized assumes that the target payout level will be achieved and may be adjusted for subsequent changes in the expected outcome of the performance-related condition. The fair values of these units are based on the market price of the company’s stock on the date of the grant and use a Monte Carlo simulation model for the TSR component. The fair values of the TSR components of the 2013 and 2012 grants were estimated based on the following assumptions: risk-free interest rate of 0.42% and 0.41%, respectively; dividend yield of 0.81% and 0.85%, respectively; and expected life of 2.88 and 2.83 years, respectively.

As of March 31, 2013, there were $101.3 million of unrecognized compensation expenses related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately two years. The company has sufficient shares to satisfy expected share-based payment arrangements in 2013.

9. Pension and Other Postretirement Benefit Plans

Defined Benefit Pension Plans - The company has both tax-qualified and nonqualified, noncontributory defined benefit pension plans, that together cover certain domestic and foreign employees. These plans provide benefits based upon a participant’s compensation and years of service.

The components of net periodic pension cost are as follows:

	Three Months Ended March 31,
	2013	2012
(dollars in millions)
Service cost, net of employee contributions	$7.5	$6.9
Interest cost	4.6	4.8
Expected return on plan assets	(6.5)	(5.8)
Amortization	3.4	2.5

Net periodic pension cost	$9.0	$8.4

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Postretirement Benefit Plan - The company does not provide subsidized postretirement healthcare benefits and life insurance coverage except for a limited number of former employees. As this plan is unfunded, contributions are made as benefits are incurred. The net periodic benefit cost was $0.2 million for the three months ended March 31, 2013 and 2012.

10. Shareholders’ Investment

The company repurchased approximately 1.5 million shares of common stock for $154.8 million in the three months ended March 31, 2013 under its previously announced $500 million share repurchase authorization.

Other Comprehensive Income (Loss)

During the first quarter of 2013, the company adopted new Financial Accounting Standards Board guidance that requires the company to present information about reclassification adjustments from accumulated other comprehensive loss. Under this statement, the company will present the effect of amounts reclassified from each component of accumulated other comprehensive loss based on its source and the income statement line items affected by the reclassification. The company has elected to present this information in a note to the condensed consolidated financial statements.

The changes in accumulated other comprehensive income (loss) by component are as follows:

	Change in Derivative Instruments Designated as Cash Flow Hedges	Foreign Currency Translation Adjustment	Benefit Plan Adjustments	Total
(dollars in millions)
Balance at December 31, 2011	$(1.4)	$41.1	$(106.3)	$(66.6)
Other comprehensive income (loss) before reclassifications	4.5	4.7	—	9.2
Tax (provision) benefit related to other comprehensive income (loss) before reclassifications(a)	(1.6)	—	—	(1.6)
Reclassifications, net of tax	(0.6)	—	1.7	1.1

Other comprehensive income (loss)	2.3	4.7	1.7	8.7

Balance at March 31, 2012	$0.9	$45.8	$(104.6)	$(57.9)

Balance at December 31, 2012	$(0.7)	$32.6	$(113.1)	$(81.2)
Other comprehensive income (loss) before income taxes	4.0	(2.1)	—	1.9
Tax (provision) benefit related to other comprehensive income (loss) before reclassifications(a)	(1.2)	—	—	(1.2)
Reclassifications, net of tax	0.4	—	2.2	2.6

Other comprehensive income (loss)	3.2	(2.1)	2.2	3.3

Balance at March 31, 2013	$2.5	$30.5	$(110.9)	$(77.9)

(a)	Income taxes are not provided for foreign currency translation adjustment.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts reclassified out of each component of accumulated other comprehensive loss to income are as follows:

Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended March 31,
	2013	2012
(dollars in millions)
(Losses) gains on cash flow hedges(a)	$(0.7)	$0.8	Total before income tax
	0.3	(0.2)	Tax (provision) benefit

	$(0.4)	$0.6	Net of tax

Amortization of defined benefit plan items(b)	$(3.4)	$(2.5)	Total before income tax
	1.2	0.8	Tax (provision) benefit

	$(2.2)	$(1.7)	Net of tax

	$(2.6)	$(1.1)

(a)	See Note 5 of the notes to the condensed consolidated financial statements.
(b)	These components are included in the computation of net periodic pension cost. See Note 9 to the condensed consolidated financial statements.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net sales based on the location of external customers by geographic region are:

	Three Months Ended March 31,
	2013	2012
(dollars in millions)
United States	$498.5	$496.2
Europe(a)	116.8	116.7
Japan	40.0	39.1
Other(a)	85.0	78.0

	$740.3	$730.0

(a)	Beginning in 2013, certain emerging markets in Europe are included in the “other” geographic region. Prior year amounts have been reclassified to conform to the current year presentation.

Total net sales by product group category are:

	Three Months Ended March 31,
	2013	2012
(dollars in millions)
Vascular	$203.2	$209.2
Urology	188.8	185.1
Oncology	207.1	198.9
Surgical Specialties	120.3	114.7
Other	20.9	22.1

	$740.3	$730.0

Other information is:

	Three Months Ended March 31,
	2013	2012
(dollars in millions)
Depreciation	$13.8	$13.1

Amortization	$21.6	$20.3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis provides a review of the results of operations, financial condition and the liquidity and capital resources of C. R. Bard, Inc. and its subsidiaries (the “company” or “Bard”). The following discussion should be read in conjunction with Bard’s 2012 Annual Report on Form 10-K, and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. Certain statements contained herein may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995; see “Risks and Uncertainties; Cautionary Statement Regarding Forward-Looking Information” below.

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

The company’s earnings are driven by its ability to continue to generate sales of its products and improve operating efficiency. Bard’s ability to increase sales over time depends upon its success in developing, acquiring and marketing differentiated products that meet the needs of clinicians and their patients. For the three months ended March 31, 2013, the company’s research and development (“R&D”) expense as a percentage of net sales was 8.0%. The company expects R&D expense as a percentage of net sales to increase in future years. The company also makes selective acquisitions of businesses, products and technologies, generally focusing on small-to-medium sized transactions to provide ongoing growth opportunities. In addition, the company may from time-to-time consider acquisitions of larger, established companies. The company may also periodically divest lines of business in which it is not able to reasonably attain or maintain a leadership position in the market or for other strategic reasons.

Healthcare Reform

Significant reforms to the U.S. healthcare system were adopted in the form of the Patient Protection and Affordable Care Act of 2010 (the “PPACA”). The PPACA requires, among other things, the company to pay a 2.3% excise tax on most U.S. medical device sales beginning in 2013. During the quarter ended March 31, 2013, the company recorded to marketing, selling and administrative expense an excise tax of $8.0 million.

Results of Operations

Net Sales

Bard’s consolidated net sales for the quarter ended March 31, 2013 increased 1% on both a reported basis and constant currency basis compared to the same period in the prior year. Net sales “on a constant currency basis” is a non-GAAP measure and should not be viewed as a replacement of GAAP results. See “Management’s Use of Non-GAAP Measures” below. Price changes had the effect of decreasing consolidated net sales for the quarter ended March 31, 2013 by approximately 110 basis points as compared to the same periods in the prior year. Exchange rate fluctuations had the effect of increasing consolidated net sales for the quarter ended March 31, 2013 by 20 basis points as compared to the same period in the prior year. The primary exchange rate movement that impacts net sales is the movement of the Euro compared to the U.S. dollar. The impact of exchange rate movements on net sales is not indicative of the impact on net earnings due to the offsetting impact of exchange rate movements on operating costs and expenses, costs incurred in other currencies and the company’s hedging activities.

Bard’s United States net sales of $498.5 million for the quarter ended March 31, 2013 were flat compared to $496.2 million in the prior year quarter. Net sales in the United States have moderated in recent quarters, a trend that may continue. International net sales of $241.8 million for the quarter ended March 31, 2013 increased 3% on both a reported basis and constant currency basis compared to $233.8 million in the prior year quarter.

A summary of net sales by product group category is as follows:

Product Group Summary of Net Sales

	Quarters Ended March 31,
	2013	2012	Change	Constant Currency
(dollars in millions)
Vascular	$203.2	$209.2	(3)%	(3)%
Urology	188.8	185.1	2%	2%
Oncology	207.1	198.9	4%	4%
Surgical Specialties	120.3	114.7	5%	5%
Other	20.9	22.1	(5)%	(6)%

Total net sales	$740.3	$730.0	1%	1%

Vascular Products - Bard markets a wide range of products for the peripheral vascular market, including endovascular products, electrophysiology products and vascular graft products. Consolidated net sales of vascular products for the quarter ended March 31, 2013 decreased 3% on both a reported basis and constant currency basis compared to the prior year quarter due to a decline in sales of endovascular products and vascular graft products. United States net sales of vascular products for the quarter ended March 31, 2013 decreased 6% compared to the prior year quarter. International net sales of vascular products for the quarter ended March 31, 2013 increased 1% on a reported basis (flat on a constant currency basis) compared to the prior year quarter.

Consolidated net sales of endovascular products for the quarter ended March 31, 2013 decreased 2% on a reported basis (decreased 3% on a constant currency basis) compared to the prior year quarter. Declining sales of stents and biopsy products were the primary contributors to this decline. Net sales of stents for the quarter ended March 31, 2012 benefited from an issue with the availability of a competitor’s products.

Consolidated net sales of electrophysiology products for the quarter ended March 31, 2013 were flat on a reported basis (decreased 1% on a constant currency basis) compared to the prior year quarter.

Consolidated net sales of vascular graft products for the quarter ended March 31, 2013 decreased 10% on both a reported basis and constant currency basis compared to the prior year quarter. Declining sales of peripheral vascular grafts were the primary contributors to the decrease in sales of vascular graft products for the quarter ended March 31, 2013.

Urology Products - Bard markets a wide range of products for the urology market, including basic drainage products, continence products and urological specialty products. Bard also markets StatLock® catheter stabilization products, which are used to secure many types of catheters sold by Bard and other companies. Bard also markets Targeted Temperature Management™ products for therapeutic hypothermia. Consolidated net sales of urology products for the quarter ended March 31, 2013 increased 2% on both a reported basis and constant currency basis compared to the prior year quarter. This increase included sales growth of Targeted Temperature Management™ products and basic drainage products. This growth was partially offset by declines in sales of urological specialty products, StatLock® catheter stabilization products and continence products, a trend that may continue. United States net sales of urology products for the quarter ended March 31, 2013 were flat compared to the prior year quarter. International net sales of urology products for the quarter ended March 31, 2013 increased 6% on a reported basis (5% on a constant currency basis) compared to the prior year quarter.

Consolidated net sales of basic drainage products for the quarter ended March 31, 2013 increased 3% on both a reported basis and constant currency basis compared to the prior year quarter. Consolidated net sales of infection control Foley catheter products for the quarter ended March 31, 2013 decreased 1% on both a reported basis and constant currency basis compared to the prior year quarter.

Consolidated net sales of urological specialty products, which include brachytherapy products, for the quarter ended March 31, 2013 decreased 5% on both a reported basis and constant currency basis compared to the prior year quarter. Consolidated net sales of brachytherapy products for the quarter ended March 31, 2013 decreased 9% on both a reported basis and constant currency basis compared to the prior year quarter. The brachytherapy market has been losing procedural share to alternative therapies, a trend that may continue.

Consolidated net sales of continence products for the quarter ended March 31, 2013 decreased 4% on a reported basis (5% on a constant currency basis) compared to the prior year quarter due primarily to a decline in sales of surgical continence products, a trend that may continue.

Consolidated net sales of the StatLock® catheter stabilization product line for the quarter ended March 31, 2013 decreased 1% on both a reported basis and constant currency basis compared to the prior year quarter.

Oncology Products - Bard’s oncology business includes specialty vascular access products and enteral feeding devices. Specialty vascular access products include peripherally inserted central catheters (“PICCs”) used for intermediate to long-term central venous access, specialty access ports and accessories (“Ports”) used most commonly for chemotherapy, dialysis access catheters and vascular access ultrasound devices, which help facilitate the placement of PICCs. Consolidated net sales of oncology products for the quarter ended March 31, 2013 increased 4% on both a reported basis and constant currency basis compared to the prior year quarter due primarily to growth in sales of PICCs and dialysis access catheters. United States net sales of oncology products for the quarter ended March 31, 2013 increased 4% compared to the prior year quarter. International net sales of oncology products for the quarter ended March 31, 2013 increased 4% on a reported basis (3% on a constant currency basis) compared to the prior year quarter.

Consolidated net sales of PICCs for the quarter ended March 31, 2013 increased 5% on both a reported basis and constant currency basis compared to the prior year quarter. Consolidated net sales of Ports for the quarter ended March 31, 2013 increased 1% on both a reported basis and constant currency basis compared to the prior year quarter.

Consolidated net sales of dialysis access catheters for the quarter ended March 31, 2013 increased 8% on both a reported basis and constant currency basis compared to the prior year quarter. Consolidated net sales of vascular access ultrasound devices for the quarter ended March 31, 2013 increased 5% on both a reported and constant currency basis compared to the prior year quarter.

Surgical Specialty Products - Surgical specialty products include soft tissue repair products, performance irrigation devices and hemostasis products. Consolidated net sales of surgical specialty products for the quarter ended March 31, 2013 increased 5% on both a reported basis and constant currency basis compared to the prior year period. This increase included 5 percentage points of growth on both a reported basis and constant currency basis from the addition of surgical sealant products through the acquisition of Neomend, Inc. United States net sales of surgical specialty products for the quarter ended March 31, 2013 increased 5% compared to the prior year quarter. International net sales of surgical specialty products for the quarter ended March 31, 2013 increased 5% on both a reported basis and constant currency basis compared to the prior year quarter.

The soft tissue repair product line includes synthetic and natural-tissue hernia repair implants, natural-tissue breast reconstruction implants and hernia fixation products. Consolidated net sales of soft tissue repair products for the quarter ended March 31, 2013 increased 3% on both a reported basis and constant currency basis compared to the prior year quarter. Net sales in this product line for the quarter ended March 31, 2013 were favorably impacted by growth in sales of natural-tissue hernia repair implants and natural-tissue breast reconstruction implants. This growth was offset by declines in hernia fixation products, a trend that may continue.

Other Products - The other product group includes irrigation, wound drainage and certain original equipment manufacturers’ products.

Costs and Expenses

A summary of costs and expenses as a percentage of net sales is as follows:

	Quarters Ended March 31,
	2013(A)	2012
Cost of goods sold	39.9%	38.3%
Marketing, selling and administrative expense	29.2%	27.7%
Research and development expense	8.0%	6.6%
Interest expense	1.5%	1.3%
Other (income) expense, net	4.1%	(0.1)%

Total costs and expenses	82.8%	73.8%

(A)	Amounts do not add due to rounding.

Cost of goods sold - Cost of goods sold consists principally of the manufacturing and distribution costs of the company’s products. The category also includes royalties, amortization of intangible assets and the impact of certain hedging activities. Cost of goods sold as a percentage of net sales for the quarter ended March 31, 2013 increased 160 basis points compared to the prior year quarter primarily due to the timing of operating costs and an asset write-down of approximately 30 basis points. Incremental amortization of intangible assets acquired in 2012 and 2013 increased the cost of goods sold as a percentage of net sales by approximately 20 basis points over the prior year quarter.

Marketing, selling and administrative expense - Marketing, selling and administrative expense consists principally of the costs associated with the company’s sales and administrative organizations. These costs as a percentage of net sales for the quarter ended March 31, 2013 increased 150 basis points compared to the prior year period. These costs as a percentage of net sales increased primarily due to the new excise tax on the U.S. sales of medical devices, related costs from operations acquired in 2012, and continued investments in emerging markets.

Research and development expense - Research and development expense consists principally of costs related to internal research and development activities, milestone payments for third-party research and development activities, and acquired in-process R&D (“IPR&D”) costs arising from the company’s business development activities. IPR&D payments may impact the comparability of the company’s results of operations between periods. Research and development expense for the quarter ended March 31, 2013 was $59.3 million, an increase of approximately 23% compared to the prior year quarter. These costs increased primarily due to targeted investments in this area, a trend that is expected to continue, and costs from operations acquired in 2012.

Interest expense - Interest expense was $11.4 million and $9.5 million for the quarters ended March 31, 2013 and 2012, respectively. This increase in interest expense was partially due to the issuance of $500 million of senior unsecured notes in October 2012.

Other (income) expense, net - The components of other (income) expense, net, are as follows:

	Quarters Ended March 31,
	2013	2012
(dollars in millions)
Interest income	$(0.3)	$(0.4)
Foreign exchange losses (gains)	0.7	(1.1)
Litigation charges	25.8	—
Asset impairment	3.8	—
Other, net	0.3	0.7

Total other (income) expense, net	$30.3	$(0.8)

Litigation charges - For the quarter ended March 31, 2013, the amount primarily reflects a write-down of an insurance receivable (see Note 7 of the notes to condensed consolidated financial statements).

Asset impairment - For the quarter ended March 31, 2013, the amount reflects a charge for the write-down of certain core technologies.

Income Tax Provision

The effective tax rate for the quarter ended March 31, 2013 was approximately 29%, compared to approximately 28% for the same period in 2012. The increase in the effective tax rate for the quarter ended March 31, 2013 reflected the discrete tax effect of a write-down of an insurance receivable (see Note 7 of the notes to condensed consolidated financial statements), which was incurred in a low tax jurisdiction. The effective tax rate for the current quarter was also impacted by the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013 and retroactively reinstated the research tax credit. Although the reinstatement of this tax credit is retroactive to January 1, 2012, the enactment of this legislation in 2013 precluded the company from recording the benefit in 2012. As a result, the company’s income tax provision was reduced by approximately $3.7 million during the first quarter of 2013 to recognize the 2012 benefit of this tax credit that would have been recorded in 2012.

Net Income and Earnings Per Share Available to Common Shareholders

The company reported net income and diluted earnings per share available to common shareholders for the quarter ended March 31, 2013 of $90.7 million and $1.08, respectively. Net income and diluted earnings per share available to common shareholders for the prior year quarter were $138.7 million and $1.60, respectively. The current year quarter reflects litigation charges of $25.0 million, or $0.30 per diluted share, asset impairments of $4.3 million, or $0.05 per diluted share, and acquisition-related items (primarily purchase accounting adjustments and transaction costs) of $0.7 million, or $0.01 per diluted share. The prior year quarter reflects acquisition-related items, primarily consisting of integration costs, of $0.8 million, or $0.01 per diluted share.

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

	2013	2012
(dollars in millions)
Working capital	$1,380.3	$918.5

Current ratio	4.32/1	2.11/1

Cash and cash equivalents held by the company’s foreign subsidiaries were $832.2 million and $786.1 million at March 31, 2013 and December 31, 2012, respectively. It is the company’s intention to permanently reinvest the majority of these funds outside the United States to finance foreign operations, and the company’s plans do not demonstrate a need to repatriate these funds. If these funds are needed for U.S. operations for currently unforeseen circumstances or can no longer be permanently reinvested outside the United States, the company would be required to accrue and pay U.S. taxes on the earnings associated with these funds. In the United States, ongoing operating cash flows and available borrowings under the company’s committed syndicated bank credit facility provide it with sufficient liquidity.

For the three months ended March 31, 2013 and 2012, net cash provided by operating activities was $141.0 million and $165.7 million, respectively. The decrease in net cash provided by operating activities reflects lower net income and a discretionary cash contribution to the U.S. pension plan, partially offset by lower income tax payments and lower payments to claimants for Hernia Product Claims previously recorded in 2011.

For the three months ended March 31, 2013, net cash used by investing activities was $18.1 million compared to the $2.7 million net cash provided by investing activities in the prior year period. Capital expenditures were approximately $13.2 million and $19.6 million for the three month periods ended March 31, 2013 and 2012, respectively. Net cash provided by investing activities in the prior period reflects an increase of $17.3 million related to the release of restricted cash from qualified settlement funds to claimants pursuant to the proposed settlement of certain Hernia Product Claims.

For the three months ended March 31, 2013, the company used $136.7 million in cash for financing activities, compared to the $93.5 million used in the prior year period. Total debt was $1.4 billion at both March 31, 2013 and December 31, 2012. Total debt to total capitalization was 42.6% and 42.3% at March 31, 2013 and December 31, 2012, respectively. The company spent approximately $131.3 million to repurchase 1,308,639 shares of common stock in the three months ended March 31, 2013 compared to approximately $122.2 million to repurchase 1,377,316 shares of common stock in prior year period. The company paid cash dividends of $0.20 per share and $0.19 per share for the three month periods ended March 31, 2013 and 2012, respectively.

The company maintains a $600 million five-year committed syndicated bank credit facility that expires in October 2016. The credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The facility includes pricing based on the company’s long-term credit rating and includes a financial covenant that limits the amount of total debt to total capitalization. At March 31, 2013, the company was in compliance with this covenant.

Contingencies

In the ordinary course of business, the company is subject to various legal proceedings and claims, including product liability matters, environmental matters, employment disputes, contractual disputes on agreements and other commercial disputes. In addition, the company operates in an industry susceptible to significant patent legal claims. At any given time in the ordinary course of business, the company is involved as either a plaintiff or defendant in a number of patent infringement actions. See Note 7 of the notes to condensed consolidated financial statements.

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

Critical Accounting Policies

The preparation of financial statements requires the company’s management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in Bard’s 2012 Annual Report on Form 10-K. There have been no significant changes to the company’s critical accounting policies since December 31, 2012.

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

In addition, there are substantial risks inherent in the medical device business. The company’s business involves the design, development, manufacture, packaging, distribution and sale of medical, surgical, diagnostic and patient care devices. These devices are often used on, or permanently or temporarily implanted, in patients in clinically demanding circumstances, such as operating rooms, emergency units, intensive care and critical care settings, among others. These circumstances, among other factors, can cause the products to become associated with adverse clinical events, including patient mortality and injury, and could lead to product liability claims (including lawsuits seeking class action status or seeking to establish multi-district litigation proceedings) and other litigation, product withdrawals, warning letters, recalls, field corrections or regulatory enforcement actions relating to one or more of the company’s products, any of which could have a material adverse effect on our business, results of operations, financial condition and/or liquidity. For further discussion of risks applicable to our business, see “Risk Factors” in Bard’s 2012 Annual Report on Form 10-K.

Because actual results are affected by these and other risks and uncertainties, the company cautions investors that actual results may differ materially from those expressed or implied. It is not possible to predict or identify all risks and uncertainties. In addition to the risks addressed above and those described in the “Risk Factors” in Bard’s 2012 Annual Report on Form 10-K, certain other risks could adversely affect our business or cause the actual results to differ materially from those expressed or implied including, but not limited to:

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

•

the ability to implement, and realize the benefits of, our plans to invest in our business, including our plan to increase research and development expenditures with a focus on new market categories, increase growth in emerging and/or faster growing markets outside the United States and acquire growth platforms designed to change the mix of our portfolio towards faster, sustainable long-term growth;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The quantitative and qualitative disclosures about market risk are discussed in “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Bard’s 2012 Annual Report on Form 10-K. There have been no material changes in the information reported since the year ended December 31, 2012.

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

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of March 31, 2013. Based upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2013, the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to accomplish their objectives at the reasonable assurance level. There have been no changes in internal control over financial reporting for the quarter ended March 31, 2013 that have materially affected, or are likely to materially affect, the company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

General

In the ordinary course of business, the company is subject to various legal proceedings, investigations and claims, including, for example, environmental matters, employment disputes, disputes on agreements and other commercial disputes. In addition, the company operates in an industry susceptible to significant product liability and patent legal claims. At any given time, in the ordinary course of business, the company is involved as either a plaintiff or defendant in a number of patent infringement actions. If a third party’s patent infringement claim were to be determined against the company, the company might be required to make significant royalty or other payments or might be subject to an injunction or other limitation on its ability to manufacture or distribute one or more products. If a patent owned by or licensed to the company is found to be invalid or unenforceable, the company might be required to reduce the value of certain intangible assets on the company’s balance sheet and to record a corresponding charge, which could be significant in amount. The company believes that any of these proceedings and claims could have a material adverse effect on its business, results of operations, financial condition and/or liquidity.

Product Liability Matters

As of April 18, 2013, approximately 890 federal and 720 state lawsuits involving individual claims by approximately 1,740 plaintiffs, as well as two putative class actions in the United States and three putative class actions in various Canadian provinces, are currently pending against the company with respect to its Composix® Kugel® and certain other hernia repair implant products (collectively, the “Hernia Product Claims”). One of the U.S. class action lawsuits consolidated ten previously-filed U.S. class action lawsuits. The putative class actions, none of which has been certified, seek: (i) medical monitoring; (ii) compensatory damages; (iii) punitive damages; (iv) a judicial finding of defect and causation; and/or (v) attorneys’ fees. A class certification hearing in one of the Canadian class actions is scheduled to take place in May 2013. Approximately 695 of the state lawsuits, involving individual claims by approximately 785 plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions. The Hernia Product Claims also generally seek damages for personal injury resulting from use of the products. The company voluntarily recalled certain sizes and lots of the Composix® Kugel® products beginning in December 2005.

In June 2007, the Judicial Panel on Multidistrict Litigation (“JPML”) transferred Composix® Kugel® lawsuits pending in federal courts nationwide into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island. The MDL court subsequently determined to include other hernia repair products of the company in the MDL proceeding. On June 30, 2011, the company announced that it had reached agreements in principle with various plaintiffs’ law firms to settle the majority of its existing Hernia Product Claims. Each agreement is subject to certain conditions, including requirements for participation in the proposed settlements by a certain minimum number of plaintiffs. In addition, the company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Hernia Product Claims, and intends to vigorously defend Hernia Product Claims that do not settle, including through litigation. Additional trials are scheduled in the third quarter of 2013 and throughout the remainder of 2013. Based on these events, the company recorded a charge of $184.3 million ($180.6 million after tax) in the second quarter of 2011, which recognized the estimated costs of settling all Hernia Product Claims, including asserted and unasserted claims, and costs to administer the settlements. The charge excludes any costs associated with pending putative class action lawsuits. The company cannot give any assurances that the actual costs incurred with respect to the Hernia Product Claims will not exceed the amount of the charge together with amounts previously accrued. The company cannot give any assurances that the resolution of the Hernia Product Claims that have not settled, including asserted and unasserted claims and the putative class action lawsuits, will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity. For more information, see Item 1A. “Risk Factors” in the company’s 2012 Annual Report on Form 10-K.

As of April 18, 2013, product liability lawsuits involving individual claims by approximately 3,060 plaintiffs have been filed or asserted against the company in various federal and state jurisdictions alleging personal injuries associated with the use of certain of the company’s surgical continence products for women, including its Avaulta® line of products. In addition, five putative class actions in the United States and one putative class action in Canada have been filed against the company (all lawsuits, collectively, the “Women’s Health Product Claims”). The Women’s Health Product Claims generally seek damages for personal injury resulting from use of the products. The putative class actions, none of which has been certified, seek (i) medical monitoring; (ii) compensatory damages; (iii) punitive damages; (iv) a judicial finding of defect and causation; and/or (v) attorneys’ fees. With respect to certain of these claims, the company believes that one of its suppliers has an obligation to defend and indemnify the company. In October 2010, the JPML transferred the Women’s Health Product Claims involving solely Avaulta® products pending in federal courts nationwide into an MDL for coordinated pre-trial proceedings in the United States District Court for the Southern District of West Virginia. In February 2012, the JPML expanded the scope of and renamed the MDL pending in the United States District Court for the Southern District of West Virginia to include lawsuits involving all women’s surgical continence products that are manufactured or distributed by the company. In total, approximately 2,545 of the Women’s Health Product Claims are pending in federal courts and have been or will be transferred to the MDL in West Virginia, with the remainder of the Women’s Health Product Claims in other jurisdictions. Trial dates have been scheduled in the MDL beginning in July 2013 and are scheduled to continue throughout 2013. Additional trials are also scheduled in state courts in the second half of 2013. The first trial in one of these other jurisdictions was completed in July 2012 and resulted in a judgment against the company of approximately $3.6 million. The company has appealed this decision. The company does not believe that this verdict is representative of the potential outcomes of other Women’s Health Product Claims. While the company intends to vigorously defend the Women’s Health Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

As of April 18, 2013, product liability lawsuits involving individual claims by approximately 25 plaintiffs are currently pending against the company in various federal and state jurisdictions alleging personal injuries associated with the use of the company’s vena cava filter products. In addition, three putative class actions have been filed against the company in various state courts on behalf of plaintiffs who are alleged to have no present injury (all lawsuits, collectively, the “Filter Product Claims”). The putative class actions, none of which has been certified, seek: (i) medical monitoring; (ii) punitive damages; (iii) a judicial finding of defect and causation; and/or (iv) attorneys’ fees. A class certification hearing in one of the class actions is scheduled to take place in June 2013. The first Filter Product Claim trial was completed in June 2012 and resulted in a judgment for the company based on the finding that the company was not liable for the plaintiff’s damages. The company expects additional trials of Filter Product Claims to take place over the next 12 months. The company has reached an agreement with a law firm that has more than 30 Filter Product Claims pending against the company. The company is in the process of finalizing these agreements with respect to such claims, and payments are expected to be made during the second quarter of 2013 within the amounts previously recorded. While the company intends to vigorously defend the remaining unsettled Filter Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

In most product liability litigations of this nature, including the remaining unsettled Hernia Product Claims, the Women’s Health Product Claims and the remaining unsettled Filter Product Claims, plaintiffs allege a wide variety of claims, ranging from allegations of serious injury caused by the products to efforts to obtain compensation notwithstanding the absence of any injury. In many of these cases, the company has not yet received and reviewed complete information regarding the plaintiffs and their medical conditions, and consequently, is unable to fully evaluate the claims. The company expects that it will receive and review additional information regarding the remaining unsettled Hernia Product Claims, the Women’s Health Product Claims, the remaining unsettled Filter Product Claims and related matters as these cases progress.

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

The company’s insurance coverage with respect to the Hernia Product Claims has been depleted. In connection with the Hernia Product Claims, the company was in dispute with one of its excess insurance carriers relating to an aggregate of $25 million of insurance coverage. On March 27, 2013, an arbitration panel issued its opinion denying the company’s claim for this insurance coverage. As a result, the company recorded a non-cash charge of $25.0 million ($24.5 million after tax) to other (income) expense, net, for the write-down of a related insurance receivable.

In connection with the Women’s Health Product Claims, the company is in dispute with one of its excess insurance carriers relating to an aggregate of $50 million of insurance coverage.

Other Legal Matters

In January 2013, the company received subpoenas or Civil Investigative Demands from a number of State Attorneys General seeking information related to the sales and marketing of certain of the company’s products that are the subject of the Hernia Product Claims and the Women’s Health Product Claims. The company intends to cooperate with these requests. Since it is not feasible to predict the outcome of these proceedings, the company cannot give any assurances that the resolution of these proceedings will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

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

In December 2007, a U.S. District Court jury in Arizona found that certain of W.L. Gore & Associates Inc.’s (“Gore”) ePTFE vascular grafts and stent-grafts infringe the company’s patent number 6,436,135 (the “135 patent”). The jury upheld the validity of the patent and awarded the company $185 million in past damages. The jury also found that Gore willfully infringed the patent. In a second phase of the trial, the District Court ruled that Gore failed to prove that the patent is unenforceable due to inequitable conduct. In March 2009, the District Court doubled the jury award to approximately $371 million for damages through June 2007. The District Court also awarded the company attorneys’ fees of $19 million and prejudgment interest of approximately $20 million. In addition, the District Court denied Gore’s remaining motions, including its motions for a new trial and to set aside the jury’s verdict. In July 2010, the District Court awarded the company approximately $109 million in additional damages for the period from July 2007 through March 2009. Gore has deposited or secured the foregoing amounts with the District Court. The District Court also assessed a royalty rate of between 12.5% and 20%, depending on the product, that will be used to calculate damages for Gore’s infringing sales from April 2009 through the expiration of the patent. Gore has made additional deposits with the District Court of approximately $471 million, representing Gore’s calculation of royalties for its infringing sales through December 2012. Gore appealed this matter to the Court of Appeals for the Federal Circuit (the “Court of Appeals”), which on February 10, 2012 affirmed the decision of the District Court. Gore filed a petition with the Court of Appeals for a rehearing of its appeal. On June 14, 2012, the Court of Appeals reaffirmed its February 10, 2012 decision, including the ongoing royalty rates as set by the District Court, with the exception of the issue of willfulness with respect to Gore’s infringement of the 135 patent, which was remanded to the District Court. On October 12, 2012, Gore filed a petition for a writ of certiorari to the U.S. Supreme Court requesting a review of the portion of the decision that the Court of Appeals reaffirmed. The U.S. Supreme Court denied Gore’s petition on January 14, 2013. The District Court has scheduled oral argument for June 5, 2013 as to three pending motions before it, including the company’s motion to execute on the judgment other than with respect to the amounts related to willfulness. On January 28, 2013, Gore filed with the U.S. District Court a Request for Judicial Notice that the U.S. Patent and Trademark Office (“USPTO”) granted Gore’s previously filed request for a re-examination of the 135 patent. On April 1, 2013, the USPTO issued a First Office Action initially rejecting all of the claims of the 135 patent that are the subject of the re-examination. The timing of final resolution of these matters remains uncertain. Since the company considers these matters a gain contingency, no amounts have been recorded. Even if the company is ultimately successful in this lawsuit, it cannot give any assurances that royalties for Gore’s future infringing sales will remain at or near historic levels.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A. in Bard’s 2012 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the shares of the company’s common stock repurchased during the quarter ended March 31, 2013:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs(2)
January 1 – January 31, 2013	—	$—	—	$292,914,097
February 1 – February 28, 2013	742,199	99.78	667,239	226,378,663
March 1 – March 31, 2013	886,763	100.82	875,600	138,083,314

Total	1,628,962	$100.35	1,542,839	$138,083,314

(1)	The company repurchased 86,123 shares during the three month period ended March 31, 2013 that were not part of the publicly-announced share repurchase authorization. These shares were purchased from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.
(2)	On June 13, 2012, the Board of Directors approved the repurchase of up to $500 million of common stock of the company.

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

Date: April 24, 2013

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