Form 10-Q
period 2013-06-30
BARD C R INC /NJ/
filed 2013-07-24
CIK 9892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2013
Common Stock - $0.25 par value	79,153,466

C. R. BARD, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands except per share amounts, unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$759,900	$742,600	$1,500,200	$1,472,600
Costs and expenses:
Cost of goods sold	296,600	285,700	591,900	565,100
Marketing, selling and administrative expense	226,300	205,400	442,700	407,700
Research and development expense	66,100	50,100	125,400	98,300
Interest expense	11,100	9,700	22,500	19,200
Other (income) expense, net	295,700	6,200	326,000	5,400

Total costs and expenses	895,800	557,100	1,508,500	1,095,700

(Loss) income from operations before income taxes	(135,900)	185,500	(8,300)	376,900
Income tax provision	25,700	51,600	62,600	104,300

Net (loss) income	$(161,600)	$133,900	$(70,900)	$272,600

Basic (loss) earnings per share available to common shareholders	$(2.03)	$1.56	$(0.88)	$3.18

Diluted (loss) earnings per share available to common shareholders	$(2.03)	$1.54	$(0.88)	$3.14

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(dollars in thousands, unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net (loss) income	$(161,600)	$133,900	$(70,900)	$272,600
Other comprehensive income (loss):
Change in derivative instruments designated as cash flow hedges, net of tax	(400)	(300)	2,800	2,000
Foreign currency translation adjustments	(6,600)	(43,900)	(8,700)	(39,200)
Benefit plan adjustments, net of tax	2,200	1,700	4,400	3,400

Other comprehensive income (loss)	(4,800)	(42,500)	(1,500)	(33,800)

Comprehensive (loss) income	$(166,400)	$91,400	$(72,400)	$238,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands except share and per share amounts, unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$859,400	$896,300
Restricted cash	8,900	25,000
Accounts receivable, less allowances of $12,500 and $12,400, respectively	467,600	480,900
Inventories	324,600	328,500
Short-term deferred tax assets	47,600	42,600
Other current assets	98,300	73,900
Assets held for sale	24,400	—

Total current assets	1,830,800	1,847,200

Property, plant and equipment, at cost	640,400	631,900
Less accumulated depreciation and amortization	284,200	272,600

Net property, plant and equipment	356,200	359,300
Goodwill	960,500	961,600
Core technologies, net	475,300	506,500
Other intangible assets, net	349,100	368,100
Deferred tax assets	23,600	10,000
Other assets	232,100	98,600

Total assets	$4,227,600	$4,151,300

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities
Short-term borrowings	$76,500	$—
Accounts payable	91,900	56,200
Accrued expenses	223,800	242,900
Accrued compensation and benefits	99,500	137,800
Income taxes payable	9,100	10,700
Liabilities held for sale	2,100	—

Total current liabilities	502,900	447,600

Long-term debt	1,406,600	1,409,600
Other long-term liabilities	720,000	342,400
Deferred income taxes	36,400	26,000
Commitments and contingencies
Shareholders’ investment:
Preferred stock, $1 par value, authorized 5,000,000 shares; none issued	—	—
Common stock, $0.25 par value, authorized 600,000,000 shares; issued and outstanding 79,153,466 shares at June 30, 2013 and 81,697,409 shares at December 31, 2012	19,800	20,400
Capital in excess of par value	1,584,200	1,513,300
Retained earnings	40,400	473,200
Accumulated other comprehensive loss	(82,700)	(81,200)

Total shareholders’ investment	1,561,700	1,925,700

Total liabilities and shareholders’ investment	$4,227,600	$4,151,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(70,900)	$272,600
Adjustments to reconcile net (loss) income to net cash provided by operating activities, net of acquired business:
Depreciation and amortization	70,600	67,800
Litigation charges, net	318,200	—
Asset impairments	8,900	9,000
Restructuring	(1,400)	(1,600)
Acquired in-process research and development	500	—
Deferred income taxes	(14,000)	3,400
Share-based compensation	28,500	27,500
Inventory reserves and provision for doubtful accounts	10,800	10,400
Other items	1,200	(5,500)
Changes in assets and liabilities:
Accounts receivable	(7,600)	(10,700)
Inventories	(23,100)	(27,100)
Current liabilities	(94,000)	(122,700)
Taxes	2,300	—
Other, net	(14,300)	10,600

Net cash provided by operating activities	215,700	233,700

Cash flows from investing activities:
Capital expenditures	(30,600)	(42,300)
Change in restricted cash	16,100	91,700
Payments made for purchase of business, net of cash acquired	(3,000)	—
Payments made for intangibles	(3,500)	(3,200)
Other	2,300	6,900

Net cash (used in) provided by investing activities	(18,700)	53,100

Cash flows from financing activities:
Change in short-term borrowings, net	76,500	(1,000)
Proceeds from exercises under share-based compensation plans, net	33,700	52,200
Excess tax benefit relating to share-based compensation plans	4,900	7,100
Purchases of common stock	(309,800)	(177,000)
Dividends paid	(32,900)	(32,700)
Other	—	(4,900)

Net cash used in financing activities	(227,600)	(156,300)

Effect of exchange rate changes on cash and cash equivalents	(6,300)	(12,900)

(Decrease) increase in cash and cash equivalents during the period	(36,900)	117,600

Balance at January 1	896,300	596,400

Balance at June 30	$859,400	$714,000

Supplemental cash flow information
Cash paid for:
Interest	$18,900	$18,500
Income taxes	69,400	93,800
Non-cash transactions:
Purchase of common stock not settled	19,700	—
Dividends declared, not paid	17,000	17,200
Purchase of business and related costs	1,300	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of C. R. Bard, Inc. and its subsidiaries (the “company” or “Bard”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in Bard’s 2012 Annual Report on Form 10-K. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in the financial statements in Bard’s 2012 Annual Report on Form 10-K. The preparation of these financial statements requires the company to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities at the date of the financial statements. These financial statements include all normal and recurring adjustments necessary for a fair presentation. The accounts of most foreign subsidiaries are consolidated as of and for the quarters ended May 31, 2013 and May 31, 2012 and as of November 30, 2012. No events occurred related to these foreign subsidiaries during the months of June 2013, June 2012 or December 2012 that materially affected the financial position or results of operations of the company. The results for the interim periods presented are not necessarily indicative of the results expected for the year.

2. Divestiture

On June 27, 2013, the company reached a definitive agreement to sell certain assets and liabilities of its electrophysiology division (“BEP”) to Boston Scientific Corporation (“Boston Scientific”) for $275 million in cash. The transaction is expected to be completed in 2013, subject to certain regulatory and customary closing conditions. The company expects to record a gain on the sale when the transaction is completed, which will include, among other things, assets and liabilities held for sale, and the derecognition of a portion of goodwill.

Assets and liabilities held for sale associated with BEP include the following:

(dollars in millions)	June 30, 2013
Inventories	$14.7
Other current assets	0.4
Net property, plant and equipment	2.6
Other intangible assets, net	6.7

$24.4

Accrued expenses	$2.1

$22.3

The company has agreed to provide contract manufacturing and other transition services to Boston Scientific for four to five years following the closing date, subject to extension in certain circumstances. Due to the company’s continuing involvement in the operations of BEP, the criteria for reporting the results of BEP as a discontinued operation were not met.

3. Restructuring

During the fourth quarter of 2012, the company committed to a plan (the “2012 Restructuring Plan”) to improve its overall cost structure and enhance operational effectiveness. At June 30, 2013, the remaining liability related to the 2012 Restructuring Plan was $3.6 million. Cash payments of $12.8 million and a reversal of $1.4 million of previously accrued restructuring costs were made during the six months ended June 30, 2013. The company expects activities under this plan to be substantially complete by the end of 2013.

4. Earnings per Common Share

Earnings per share (“EPS”) is computed under the two-class method using the following common share information:

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(dollars and shares in millions)
EPS Numerator:
Net (loss) income	$(161.6)	$133.9	$(70.9)	$272.6
Less: Income allocated to participating securities	—	2.6	—	5.3

Net (loss) income available to common shareholders	$(161.6)	$131.3	$(70.9)	$267.3

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(dollars and shares in millions)
EPS Denominator:
Weighted average common shares outstanding	79.8	83.9	80.6	84.0
Dilutive common share equivalents from share-based compensation plans	—	1.2	—	1.1

Weighted average common and common equivalent shares outstanding, assuming dilution	79.8	85.1	80.6	85.1

For both the quarter and six months ended June 30, 2013, approximately 1.3 million common share equivalents primarily from share-based compensation plans were not included in the computation of diluted weighted average shares outstanding because their effect would have been anti-dilutive.

5. Income Taxes

The effective tax rate for both the quarter and six month period ended June 30, 2013 reflected the discrete tax effect of litigation charges, primarily related to product liability claims, which were substantially incurred in a low tax jurisdiction. The effective tax rate for the current six month period reflected the discrete tax effect of a write-down of an insurance receivable, which was also incurred in a low tax jurisdiction. See Note 8 of the notes to the condensed consolidated financial statements. The effective tax rate was also impacted by the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013 and retroactively reinstated the research tax credit. Although the reinstatement of this tax credit is retroactive to January 1, 2012, the enactment of this legislation in 2013 precluded the company from recording the benefit in 2012. As a result, the company’s income tax provision was reduced by approximately $3.7 million during the six months ended June 30, 2013 to recognize the 2012 benefit of this tax credit that would have been recorded in 2012. At June 30, 2013, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was $48.7 million (of which $41.0 million would impact the effective tax rate, if recognized) plus $5.8 million of accrued interest. At December 31, 2012, the liability for unrecognized tax benefits was $43.4 million plus $4.8 million of accrued interest. Depending upon the result of open tax examinations and/or the expiration of applicable statutes of limitation, the company believes it is reasonably possible that the total amount of unrecognized tax benefits may decrease by up to $18.4 million within the next 12 months.

6. Financial Instruments

Foreign Exchange Derivative Instruments

The company enters into readily marketable forward and option contracts with financial institutions to help reduce its exposure to foreign currency exchange rate fluctuations. These contracts limit volatility because gains and losses associated with foreign currency exchange rate movements are generally offset by movements in the underlying hedged item. The notional value of the company’s forward currency and option currency contracts was $158.8 million and $128.1 million at June 30, 2013 and December 31, 2012, respectively. For further discussion regarding the company’s use of derivative instruments, see Note 1 of the consolidated financial statements in Bard’s 2012 Annual Report on Form 10-K.

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

The location and fair value of derivative instruments that are designated as hedging instruments recognized in the condensed consolidated balance sheets are as follows:

	Balance Sheet Location	Fair Value of Derivatives
Derivatives Designated as Hedging Instruments		June 30, 2013	December 31, 2012
(dollars in millions)
Forward currency contracts	Other current assets	$3.4	$1.4
Option currency contracts	Other current assets	1.5	0.6
Forward currency contracts	Other assets	0.2	—

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		Fair Value of Derivatives
Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2013	December 31, 2012
(dollars in millions)
Option currency contracts	Other assets	0.6	—
Interest rate swap contract	Other assets	10.1	13.3

		$15.8	$15.3

Forward currency contracts	Accrued expenses	$0.1	$0.4
Forward currency contracts	Other long-term liabilities	0.2	—

		$0.3	$0.4

The location and amounts of gains and losses on derivative instruments designated as cash flow hedges and the impact on shareholders’ investment are as follows:

	Gain/(Loss) Recognized in Other Comprehensive Income (Loss)		Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss to Income	Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
	Quarter Ended June 30,			Quarter Ended June 30,
	2013	2012		2013	2012
(dollars in millions)
Forward currency contracts	$(0.2)	$(0.9)	Costs of goods sold	$0.4	$(0.4)
Option currency contracts	0.4	1.6	Costs of goods sold	(0.2)	0.5

	$0.2	$0.7		$0.2	$0.1

	Gain/(Loss) Recognized in Other Comprehensive Income (Loss)		Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss to Income	Gain/ (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
	Six Months Ended June 30,			Six Months Ended June 30,
	2013	2012		2013	2012
(dollars in millions)
Forward currency contracts	$4.6	$2.5	Costs of goods sold	$—	$—
Option currency contracts	0.1	1.6	Costs of goods sold	(0.5)	0.9

	$4.7	$4.1		$(0.5)	$0.9

The location and amounts of gains and losses on the derivative instrument designated as a fair value hedge are as follows:

	Location in Statement of Operations	(Loss)/Gain Recognized on Swap				Gain/(Loss) Recognized on Long-Term Debt
		Quarter Ended June 30,		Six Months Ended June 30,		Quarter Ended June 30,		Six Months Ended June 30,
		2013	2012	2013	2012	2013	2012	2013	2012
(dollars in millions)
Interest rate swap contract	Interest expense	$(2.1)	$1.6	$(3.2)	$1.5	$2.1	$(1.6)	$3.2	$(1.5)

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The location and amounts of gains on derivative instruments not designated as hedging instruments are as follows:

	Location in Statement of Operations	Gain Recognized in Earnings
		Quarter Ended June 30,		Six Months Ended June 30,
		2013	2012	2013	2012
(dollars in millions)
Forward currency contracts(A)	Other (income) expense, net	$—	$—	$—	$3.0

(A)	These derivative contracts mitigate changes in the value of remeasured foreign currency denominated intercompany loans attributable to changes in foreign currency exchange rates.

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

The following table summarizes certain financial instrument assets measured at fair value on a recurring basis:

	June 30, 2013	December 31, 2012
(dollars in millions)
Forward currency contracts	$3.3	$1.0
Option currency contracts	2.1	0.6
Interest rate swap contract	10.1	13.3

The fair values were measured using significant other observable inputs and valued by reference to similar financial instruments, adjusted for restrictions and other terms specific to each instrument. These financial instruments are categorized as Level 2 under the fair value hierarchy.

The fair value of the liability for contingent consideration related to prior acquisitions was $79.8 million and $77.1 million at June 30, 2013 and December 31, 2012, respectively. The fair value was measured using significant unobservable inputs and is categorized as Level 3 under the fair value hierarchy.

Financial Instruments not Measured at Fair Value

The fair value of commercial paper borrowings of $76.5 million at June 30, 2013 approximated the carrying value. There were no commercial paper borrowings outstanding at December 31, 2012. The company maintains a $600 million five-year committed syndicated bank credit facility that expires in October 2016. The credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The facility includes pricing based on the company’s long-term credit rating and includes a financial covenant that limits the amount of total debt to total capitalization. At June 30, 2013, the company was in compliance with this covenant.

The estimated fair value of long-term debt including the effect of the related interest rate swap contract was approximately $1,469.3 million and $1,532.2 million in June 30, 2013 and December 31, 2012, respectively. The fair value was estimated using dealer quotes for similarly-rated debt instruments over the remaining contractual term of the company’s obligation. Long-term debt is categorized as Level 2 under the fair value hierarchy.

Concentration Risk

Accounts receivable balances include sales to government-supported healthcare systems outside the United States. The company continues to monitor sovereign debt issues and economic conditions in Europe and evaluates accounts receivable in certain countries for potential collection risks. Economic conditions and other factors in certain countries in Europe have resulted in, and may continue to result in, an increase in the average length of time that it takes to collect these accounts receivable and may require the company to re-evaluate the collectability of these receivables in future periods. The company has experienced significant delays in the collection of accounts receivable associated with the national healthcare systems in Spain, Italy, Greece and Portugal. At June 30, 2013, the company’s accounts receivable, net of allowances, from the national healthcare systems in these countries and amounts past due greater than 365 days are as follows:

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Accounts receivable, net	Greater than 365 days past due
(dollars in millions)
Spain	$20.2	$1.8
Italy	26.2	2.4
Greece	11.4	3.2
Portugal	3.7	1.5

	$61.5	$8.9

7. Inventories

Inventories consisted of:

	June 30, 2013	December 31, 2012
(dollars in millions)
Finished goods	$191.3	$194.6
Work in process	21.5	19.1
Raw materials	111.8	114.8

	$324.6	$328.5

8. Contingencies

General

In the ordinary course of business, the company is subject to various legal proceedings, investigations and claims, including, for example, environmental matters, employment disputes, disputes on agreements and other commercial disputes. In addition, the company operates in an industry susceptible to significant product liability and patent legal claims. The company accounts for estimated losses with respect to legal proceedings and claims when such losses are probable and reasonably estimable. Legal costs associated with these matters are expensed as incurred. At any given time, in the ordinary course of business, the company is involved as either a plaintiff or defendant in a number of patent infringement actions. If a third party’s patent infringement claim were to be determined against the company, the company might be required to make significant royalty or other payments or might be subject to an injunction or other limitation on its ability to manufacture or distribute one or more products. If a patent owned by or licensed to the company is found to be invalid or unenforceable, the company might be required to reduce the value of certain intangible assets on the company’s balance sheet and to record a corresponding charge, which could be significant in amount. The company believes that any of its various legal proceedings and claims could have a material adverse effect on its business, results of operations, financial condition and/or liquidity.

Product Liability Matters

As of July 18, 2013, approximately 845 federal and 720 state lawsuits involving individual claims by approximately 1,680 plaintiffs, as well as two putative class actions in the United States and three putative class actions in various Canadian provinces, are currently pending against the company with respect to its Composix® Kugel® and certain other hernia repair implant products (collectively, the “Hernia Product Claims”). The company voluntarily recalled certain sizes and lots of the Composix® Kugel® products beginning in December 2005. One of the U.S. class action lawsuits consolidated ten previously-filed U.S. class action lawsuits. The putative class actions, none of which has been certified, seek: (i) medical monitoring; (ii) compensatory damages; (iii) punitive damages; (iv) a judicial finding of defect and causation; and/or (v) attorneys’ fees. A class certification hearing in one of the Canadian class actions is scheduled to take place in September 2013. Approximately 685 of the state lawsuits, involving individual claims by approximately 780 plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions. The Hernia Product Claims also generally seek damages for personal injury resulting from use of the products.

In June 2007, the Composix® Kugel® lawsuits and, subsequently, other hernia repair product lawsuits, pending in federal courts nationwide were transferred into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island. On June 30, 2011, the company announced that it had reached agreements in principle with various plaintiffs’ law firms to settle the majority of its existing Hernia Product Claims. Each agreement is subject to certain conditions, including requirements for participation in the proposed settlements by a

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

certain minimum number of plaintiffs. In addition, the company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Hernia Product Claims, and intends to vigorously defend Hernia Product Claims that do not settle, including through litigation. The company cannot give any assurances that the resolution of the Hernia Product Claims that have not settled, including asserted and unasserted claims and the putative class action lawsuits, will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

As of July 18, 2013, product liability lawsuits involving individual claims by approximately 8,225 plaintiffs have been filed or asserted against the company in various federal and state jurisdictions alleging personal injuries associated with the use of certain of the company’s surgical continence products for women, including its Avaulta® line of products. In addition, five putative class actions in the United States and three putative class actions in Canada have been filed against the company (all lawsuits, collectively, the “Women’s Health Product Claims”). The Women’s Health Product Claims generally seek damages for personal injury resulting from use of the products. The putative class actions, none of which has been certified, seek: (i) medical monitoring; (ii) compensatory damages; (iii) punitive damages; (iv) a judicial finding of defect and causation; and/or (v) attorneys’ fees. With respect to certain of these claims, the company believes that one of its suppliers has an obligation to defend and indemnify the company. In October 2010, the Women’s Health Product Claims involving solely Avaulta® products pending in federal courts nationwide were transferred into an MDL in the United States District Court for the Southern District of West Virginia, the scope of which was later expanded to include lawsuits involving all women’s surgical continence products that are manufactured or distributed by the company. The company expects additional Women’s Health Product Claims pending in federal courts to be transferred to the MDL in West Virginia, with the remainder of the Women’s Health Product Claims in other jurisdictions. The first trial in the MDL commenced in July 2013, and additional MDL and state court trials are scheduled to continue throughout 2013. The first trial in a state court was completed in July 2012 and resulted in a judgment against the company of approximately $3.6 million. The company has appealed this decision. The company does not believe that this verdict is representative of the potential outcomes of other Women’s Health Product Claims. The case numbers set forth above do not include generic manufacturer complaints involving women’s health products as the company cannot, based on the allegations in such complaints, determine whether any of such cases involve the company’s women’s health products. While the company intends to vigorously defend the Women’s Health Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

As of July 18, 2013, product liability lawsuits involving individual claims by 31 plaintiffs are currently pending against the company in various federal and state jurisdictions alleging personal injuries associated with the use of the company’s vena cava filter products. In addition, three putative class actions were filed against the company in various state courts (two of which were dismissed during the second quarter) on behalf of plaintiffs who are alleged to have no present injury (all lawsuits, collectively, the “Filter Product Claims”). The remaining putative class action, which has not been certified, seeks: (i) medical monitoring; (ii) punitive damages; (iii) a judicial finding of defect and causation; and/or (iv) attorneys’ fees. A class certification hearing is scheduled to take place in July 2013. The first Filter Product Claim trial was completed in June 2012 and resulted in a judgment for the company. The company expects additional trials of Filter Product Claims to take place over the next 12 months. The company has reached an agreement with a law firm that has more than 30 Filter Product Claims pending against the company. During the second quarter of 2013, the company finalized these agreements with respect to such claims, and made payments with respect to such claims within the amounts previously recorded. While the company intends to vigorously defend the remaining unsettled Filter Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

In most product liability litigations of this nature plaintiffs allege a wide variety of claims, ranging from allegations of serious injury caused by the products to efforts to obtain compensation notwithstanding the absence of any injury. In many of these cases, the company has not yet received and reviewed complete information regarding the plaintiffs and their medical conditions, and consequently, is unable to fully evaluate the claims. The company expects that it will receive and review additional information regarding any remaining unsettled product liability matters.

The company believes that some settlements and judgments, as well as legal defense costs, relating to product liability matters are or may be covered in whole or in part under its product liability insurance policies with a limited number of insurance carriers. In certain circumstances, insurance carriers reserve their rights with respect to coverage, or contest or deny coverage, as has occurred with respect to certain claims. When this occurs, the company intends to vigorously contest disputes with respect to its insurance coverage and to enforce its rights under the terms of its insurance policies, and accordingly, will record receivables with respect to amounts due under these policies, when recovery is probable. Amounts recovered under the company’s product liability insurance policies may be less than the stated coverage limits and may not be adequate to cover damages and/or costs relating to claims. In addition, there is no guarantee that insurers will pay claims or that coverage will otherwise be available.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The company’s insurance coverage with respect to the Hernia Product Claims has been depleted. In the first quarter of 2013 the company recorded a non-cash charge of $25.0 million ($24.5 million after tax) to other (income) expense, net, for the write-down of an insurance receivable related to a dispute with one of its excess insurance carriers in connection with these claims.

In connection with the Women’s Health Product Claims, the company was in dispute with one of its excess insurance carriers relating to an aggregate of $50 million of insurance coverage. In June 2013, the company settled this dispute with no change to the amount of the insurance coverage or the related receivable.

Other Legal Matters

During the first half of 2013, the company received subpoenas or Civil Investigative Demands from a number of State Attorneys General seeking information related to the sales and marketing of certain of the company’s products that are the subject of the Hernia Product Claims and the Women’s Health Product Claims. The company intends to cooperate with these requests. Since it is not feasible to predict the outcome of these proceedings, the company cannot give any assurances that the resolution of these proceedings will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

In November 2006, the company received a subpoena issued by the U.S. Department of Health and Human Services, Office of Inspector General (“OIG”), under the authority of the federal healthcare fraud and false claims statutes, seeking documents related to the company’s brachytherapy business (the “Brachytherapy Matter”). In January 2012, the company reached a preliminary agreement with the civil and criminal divisions of the United States Attorney’s Office for the Northern District of Georgia to resolve claims with respect to the Brachytherapy Matter and recorded a charge of approximately $51.0 million ($40.8 million after tax) in the fourth quarter of 2011. On May 2, 2013, the company settled this matter. The resolution includes agreements with the government that required the company to pay approximately the amount that was previously recorded.

In December 2007, a U.S. District Court jury in Arizona found that certain of W.L. Gore & Associates Inc.’s (“Gore”) ePTFE vascular grafts and stent-grafts infringe the company’s patent number 6,436,135 (the “135 patent”). The jury upheld the validity of the patent and awarded the company $185 million in past damages. The jury also found that Gore willfully infringed the patent. In a second phase of the trial, the District Court ruled that Gore failed to prove that the patent is unenforceable due to inequitable conduct. In March 2009, the District Court doubled the jury award to approximately $371 million for damages through June 2007. The District Court also awarded the company attorneys’ fees of $19 million and prejudgment interest of approximately $20 million. In addition, the District Court denied Gore’s remaining motions, including its motions for a new trial and to set aside the jury’s verdict. In July 2010, the District Court awarded the company approximately $109 million in additional damages for the period from July 2007 through March 2009. Gore has deposited or secured the foregoing amounts with the District Court. The District Court also assessed a royalty rate of between 12.5% and 20%, depending on the product, that will be used to calculate damages for Gore’s infringing sales from April 2009 through the expiration of the patent. Gore has made additional deposits with the District Court of approximately $506 million, representing Gore’s calculation of royalties for its infringing sales through March 2013. Gore appealed this matter to the Court of Appeals for the Federal Circuit (the “Court of Appeals”), which on February 10, 2012 affirmed the decision of the District Court. Gore filed a petition with the Court of Appeals for a rehearing of its appeal. On June 14, 2012, the Court of Appeals reaffirmed its February 10, 2012 decision, including the ongoing royalty rates as set by the District Court, with the exception of the issue of willfulness with respect to Gore’s infringement of the 135 patent, which was remanded to the District Court. On October 12, 2012, Gore filed a petition for a writ of certiorari to the U.S. Supreme Court requesting a review of the portion of the decision that the Court of Appeals reaffirmed. The U.S. Supreme Court denied Gore’s petition on January 14, 2013. The District Court heard oral argument on June 5, 2013 as to three pending motions before it, including the company’s motion to execute on the judgment other than with respect to the amounts related to willfulness. A decision on these motions is pending. On January 28, 2013, Gore filed with the U.S. District Court a Request for Judicial Notice that the U.S. Patent and Trademark Office (“USPTO”) granted Gore’s previously filed request for a re-examination of the 135 patent. On April 1, 2013, the USPTO issued a First Office Action initially rejecting all of the claims of the 135 patent that are the subject of the re-examination. On July 10, 2013, the USPTO issued a Notice of Intent to Issue an Ex Parte Reexamination Certificate upholding the patentability of all re-examined claims of the 135 patent. This action terminated the re-examination proceeding and upheld the claims involved in the re-examination. The timing of final resolution of this litigation remains uncertain. Since the company considers these matters a gain contingency, no amounts have been recorded. Even if the company is ultimately successful in this lawsuit, it cannot give any assurances that royalties for Gore’s future infringing sales will remain at or near historic levels.

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

The company evaluated the product liability matters discussed above under the heading “Product Liability Matters” based on information currently available, including: the allegations and documentation supporting or refuting such allegations; publicly available information regarding similar medical device mass tort settlements; historical information regarding other product liability settlements involving the company; and the procedural posture and stage of litigation. Based on these, and other factors, the company recorded a charge, net of estimated recoveries to other (income) expense, net, of approximately $293.0 million ($276.0 million after tax) in the second quarter of 2013, which recognized the estimated costs for certain of these product liability matters, including (with respect to such matters) asserted and unasserted claims, and costs to administer the settlements related to such matters. The charge excludes any costs associated with all but one pending putative class action lawsuit. The company cannot give any assurances that the actual costs incurred with respect to these product liability matters will not exceed the related amounts accrued. With respect to product liability claims that are not resolved through settlement, the company intends to vigorously defend against such claims, including through litigation. The company cannot give any assurances that the resolution of any of its product liability matters, including asserted and unasserted claims and the putative class action lawsuits, will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

Accruals for product liability and other legal matters amounted to $522.0 million and $158.1 million at June 30, 2013 and December 31, 2012, respectively. The company made total payments of $164.6 million to qualified settlement funds (“QSFs”), of which $7.0 million were made during the six months ended June 30, 2013 subject to certain settlement conditions, for certain Hernia Product Claims. Payments to QSFs were recorded as a component of restricted cash. Total payments of $155.7 million from these QSFs have been made to qualified claimants, of which $23.1 million were made during the six months ended June 30, 2013. In addition, other payments of $17.2 million have been made to qualified claimants, of which $6.6 million were made during the six months ended June 30, 2013.

The company recorded receivables related to product liability matters amounting to $174.6 million and $45.6 million at June 30, 2013 and December 31, 2012, respectively. A substantial amount of the receivable at June 30, 2013 is the subject of a dispute with a supplier who has contested at least, in part, its obligation to defend and indemnify the company, which the company refutes. After considering the following factors (as appropriate): the nature of the claims, relevant contracts, relevant legal issues, the advice and judgment of outside legal counsel, and other pertinent factors, the company believes that it should collect these receivables.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The company is unable to estimate the reasonably possible losses or range of losses, if any, arising from certain existing product liability matters and other legal matters. Under U.S. generally accepted accounting principles, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight”. With respect to all but one of the putative class action lawsuits relating to product liability matters, the company is unable to estimate a range of reasonably possible losses for the following reasons: (i) all or certain of the proceedings are in early stages; (ii) the company has not received and reviewed complete information regarding all or certain of the plaintiffs and their medical conditions; and/or (iii) there are significant factual issues to be resolved. In addition, there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class.

9. Share-Based Compensation Plans

The company may grant a variety of share-based payments under the 2012 Long Term Incentive Plan of C. R. Bard, Inc., as amended and restated (formerly the 2003 Long Term Incentive Plan of C. R. Bard, Inc., as amended and restated) (the “LTIP”) and the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc., as amended and restated (the “Directors’ Plan”) to certain directors, officers and employees. At the company’s Annual Meeting of Shareholders on April 17, 2013, the shareholders authorized an additional 2,000,000 shares for issuance under the LTIP. The total number of remaining shares at June 30, 2013 that may be issued under the LTIP was 5,462,265 and under the Directors’ Plan was 39,843. Awards under the LTIP may be in the form of stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, unrestricted stock and other stock-based awards. Awards under the Directors’ Plan may be in the form of stock awards, stock options or stock appreciation rights. The company also has two employee stock purchase programs.

Amounts recognized for share-based compensation are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(dollars in millions)
Total cost of share-based compensation plans	$12.7	$13.6	$28.6	$27.5
Amounts capitalized in inventory and fixed assets	(0.5)	(0.4)	(1.1)	(0.8)
Amounts recognized in income for amounts previously capitalized in inventory and fixed assets	0.5	0.4	1.0	0.8

Amounts charged against income	$12.7	$13.6	$28.5	$27.5

In the first quarter of each of 2013 and 2012, the company granted performance restricted stock units to certain officers. These units have requisite service periods of three years and have no dividend rights. The actual payout of these units varies based on the company’s performance over the three-year period based on pre-established targets over the period and a market condition modifier based on total shareholder return (“TSR”) compared to an industry peer group. The actual payout under these awards may exceed an officer’s target payout; however, compensation cost initially recognized assumes that the target payout level will be achieved and may be adjusted for subsequent changes in the expected outcome of the performance-related condition. The fair values of these units are based on the market price of the company’s stock on the date of the grant and use a Monte Carlo simulation model for the TSR component. The fair values of the TSR components of the 2013 and 2012 grants were estimated based on the following assumptions: risk-free interest rate of 0.42% and 0.41%, respectively; dividend yield of 0.81% and 0.85%, respectively; and expected life of 2.88 and 2.83 years, respectively.

As of June 30, 2013, there were $85.0 million of unrecognized compensation expenses related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately two years. The company has sufficient shares to satisfy expected share-based payment arrangements in 2013.

10. Pension and Other Postretirement Benefit Plans

Defined Benefit Pension Plans—The company has both tax-qualified and nonqualified, noncontributory defined benefit pension plans, that together cover certain domestic and foreign employees. These plans provide benefits based upon a participant’s compensation and years of service.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of net periodic pension cost are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(dollars in millions)
Service cost, net of employee contributions	$7.6	$6.9	$15.1	$13.8
Interest cost	4.5	4.9	9.1	9.7
Expected return on plan assets	(6.5)	(5.9)	(13.0)	(11.7)
Amortization	3.4	2.5	6.8	5.0

Net periodic pension cost	$9.0	$8.4	$18.0	$16.8

Other Postretirement Benefit Plan—The company does not provide subsidized postretirement healthcare benefits and life insurance coverage except for a limited number of former employees. As this plan is unfunded, contributions are made as benefits are incurred. The net periodic benefit cost was $0.1 million for the quarters ended June 30, 2013 and 2012. The net periodic benefit cost was $0.3 million for each of the six month periods ended June 30, 2013 and 2012.

11. Shareholders’ Investment

The company repurchased approximately 3.2 million shares of common stock for $329.5 million in the six months ended June 30, 2013 under its previously announced share repurchase authorizations.

Other Comprehensive Income (Loss)

During the first quarter of 2013, the company adopted new Financial Accounting Standards Board guidance that requires the company to present information about reclassification adjustments from accumulated other comprehensive loss. Under this guidance, the company presents the effect of amounts reclassified from each component of accumulated other comprehensive loss based on its source.

The changes in accumulated other comprehensive income (loss) by component are as follows:

	Derivative Instruments Designated as Cash Flow Hedges		Foreign Currency Translation	Benefit Plans	Total
(dollars in millions)
Balance at December 31, 2011	$(1.4)		$41.1	$(106.3)	$(66.6)
Other comprehensive income (loss) before reclassifications	4.6		(39.2)	—	(34.6)
Tax (provision) benefit related to other comprehensive income (loss) before reclassifications(a)	(1.9)		—	—	(1.9)

Other comprehensive income (loss) before reclassifications, net of taxes	2.7		(39.2)	—	(36.5)

Amounts reclassified from accumulated other comprehensive income (loss)	(0.9	)(b)	—	5.0 (c)	4.1
Tax provision (benefit) related to amounts reclassified from accumulated other comprehensive income (loss)	0.2		—	(1.6)	(1.4)

Reclassifications, net of tax	(0.7)		—	3.4	2.7

Other comprehensive income (loss)	2.0		(39.2)	3.4	(33.8)

Balance at June 30, 2012	$0.6		$1.9	$(102.9)	$(100.4)

Balance at December 31, 2012	$(0.7)		$32.6	$(113.1)	$(81.2)
Other comprehensive income (loss) before reclassifications	3.0		(8.7)	—	(5.7)
Tax (provision) benefit related to other comprehensive income (loss) before reclassifications (a)	(0.5)		—	—	(0.5)

Other comprehensive income (loss) before reclassifications, net of taxes	2.5		(8.7)	—	(6.2)

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Derivative Instruments Designated as Cash Flow Hedges		Foreign Currency Translation	Benefit Plans	Total
(dollars in millions)
Amounts reclassified from accumulated other comprehensive income (loss)	0.5	(b)	—	6.8 (c)	7.3
Tax provision (benefit) related to amounts reclassified from accumulated other comprehensive income (loss)	(0.2)		—	(2.4)	(2.6)

Reclassifications, net of tax	0.3		—	4.4	4.7

Other comprehensive income (loss)	2.8		(8.7)	4.4	(1.5)

Balance at June 30, 2013	$2.1		$23.9	$(108.7)	$(82.7)

(a)	Income taxes are not provided for foreign currency translation adjustment.
(b)	See Note 6 to the condensed consolidated financial statements.
(c)	These components are included in the computation of net periodic pension cost. See Note 10 to the condensed consolidated financial statements.

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

Net sales based on the location of external customers by geographic region are:

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(dollars in millions)
United States	$497.6	$490.0	$996.1	$986.2
Europe(a)	123.0	123.8	239.8	240.5
Japan	40.0	41.5	80.0	80.6
Other(a)	99.3	87.3	184.3	165.3

	$759.9	$742.6	$1,500.2	$1,472.6

(a)	Beginning in 2013, certain emerging markets in Europe are included in the “other” geographic region. Prior year amounts have been reclassified to conform to the current year presentation.

Total net sales by product group category are:

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(dollars in millions)
Vascular	$212.2	$221.3	$415.4	$430.5
Urology	191.7	188.8	380.5	373.9
Oncology	214.1	199.1	421.2	398.0
Surgical Specialties	120.0	111.4	240.3	226.1
Other	21.9	22.0	42.8	44.1

	$759.9	$742.6	$1,500.2	$1,472.6

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

The company’s earnings are driven by its ability to continue to generate sales of its products and improve operating efficiency. Bard’s ability to increase sales over time depends upon its success in developing, acquiring and marketing differentiated products that meet the needs of clinicians and their patients. For the six months ended June 30, 2013, the company’s research and development (“R&D”) expense as a percentage of net sales was 8.4%. The company expects R&D expense as a percentage of net sales to increase in future years. The company also makes selective acquisitions of businesses, products and technologies, generally focusing on small-to-medium sized transactions to provide ongoing growth opportunities. In addition, the company may from time-to-time consider acquisitions of larger, established companies. The company may also periodically divest lines of business in which it is not able to reasonably attain or maintain a leadership position in the market or for other strategic reasons.

Recent Developments

On June 27, 2013, the company reached a definitive agreement to sell certain assets and liabilities of its electrophysiology division (“BEP”) to Boston Scientific Corporation for $275 million in cash. The transaction is expected to be completed in 2013, subject to certain regulatory and customary closing conditions. The company expects to record a gain on the sale when the transaction is completed. See Note 2 to the condensed consolidated financial statements.

During the second quarter of 2013, the company evaluated certain product liability matters based on information currently available, including: the allegations and documentation supporting or refuting such allegations; publicly available information regarding similar medical device mass tort settlements; historical information regarding other product liability settlements involving the company; and the procedural posture and stage of litigation. Based on these, and other factors, the company determined to record a charge, net of estimated recoveries to other (income) expense, net of approximately $293.0 million ($276.0 million after tax) in the second quarter of 2013, which recognized the estimated costs for certain product liability matters, including (with respect to such matters) asserted and unasserted claims, and costs to administer the settlements related to such matters. The charge excludes any costs associated with all but one pending putative class action lawsuit against the company. See Note 8 to the condensed consolidated financial statements.

Healthcare Reform

Significant reforms to the U.S. healthcare system were adopted in the form of the Patient Protection and Affordable Care Act of 2010 (the “PPACA”). The PPACA requires, among other things, the company to pay a 2.3% excise tax on most U.S. medical device sales beginning in 2013. During the quarter and six months ended June 30, 2013, the company recorded to marketing, selling and administrative expense an excise tax of $7.1 million and $15.1 million, respectively.

Results of Operations

Net Sales

Bard’s consolidated net sales for the quarter ended June 30, 2013 increased 2% on a reported basis (3% on a constant currency basis) compared to the same period in the prior year. Bard’s consolidated net sales for the six months ended June 30, 2013 increased 2% on both a reported basis and constant currency basis compared to the same period in the prior year. Net sales “on a constant currency basis” is a non-GAAP measure and should not be viewed as a replacement of GAAP results. See “Management’s Use of Non-GAAP Measures” below. Price changes had the effect of decreasing consolidated net sales for the quarter and six months ended June 30, 2013 by approximately 140 basis points and 130 basis points, respectively, as compared to the same periods in the prior year. Exchange rate fluctuations had the effect of decreasing consolidated net sales for the quarter ended June 30, 2013 by approximately 1 percentage point as compared to the same period in the prior year. Exchange rate fluctuations had a nominal impact on consolidated net sales for the six months ended June 30, 2013 as compared to the same period in the prior year. The primary exchange rate movement that impacts net sales is the movement of the Euro compared to the U.S. dollar. The impact of exchange rate movements on net sales is not indicative of the impact on net earnings due to the offsetting impact of exchange rate movements on operating costs and expenses, costs incurred in other currencies and the company’s hedging activities.

Bard’s United States net sales of $497.6 million for the quarter ended June 30, 2013 increased 2% compared to $490.0 million in the prior year quarter. Net sales in the United States have moderated in recent quarters, a trend that may continue. International net sales of $262.3 million for the quarter ended June 30, 2013 increased 4% on both a reported basis and constant currency basis compared to $252.6 million in the prior year quarter. Bard’s United States net sales of $996.1 million for the six months ended June 30, 2013 increased 1% compared to $986.2 million in the prior year. International net sales of $504.1 million for the six months ended June 30, 2013 increased 4% on both a reported basis and constant currency basis compared to $486.4 million in the prior year period.

A summary of net sales by product group category is as follows:

Product Group Summary of Net Sales

	Quarter Ended June 30,				Six Months Ended June 30,
	2013	2012	Change	Constant Currency	2013	2012	Change	Constant Currency
(dollars in millions)
Vascular	$212.2	$221.3	(4)%	(4)%	$415.4	$430.5	(4)%	(4)%
Urology	191.7	188.8	2%	2%	380.5	373.9	2%	2%
Oncology	214.1	199.1	8%	8%	421.2	398.0	6%	6%
Surgical Specialties	120.0	111.4	8%	8%	240.3	226.1	6%	6%
Other	21.9	22.0	—	—	42.8	44.1	(3)%	(3)%

Total net sales	$759.9	$742.6	2%	3%	$1,500.2	$1,472.6	2%	2%

Vascular Products—Bard markets a wide range of products for the peripheral vascular market, including endovascular products, electrophysiology products and vascular graft products. Consolidated net sales of vascular products for the quarter and six months ended June 30, 2013 decreased 4% on both a reported basis and constant currency basis compared to the prior year periods due to a decline in sales of endovascular products and vascular graft products. United States net sales of vascular products for the quarter ended June 30, 2013 decreased 2% compared to the prior year quarter. International net sales of vascular products for the quarter ended June 30, 2013 decreased 6% on both a reported basis and constant currency basis compared to the prior year quarter. United States net sales of vascular products for the six months ended June 30, 2013 decreased 4% compared to the prior year period. International net sales of vascular products for the six months ended June 30, 2013 decreased 3% on both a reported basis and constant currency basis compared to the prior year period.

Consolidated net sales of endovascular products for the quarter ended June 30, 2013 decreased 5% on both a reported basis and constant currency basis compared to the prior year quarter. Consolidated net sales of endovascular products for the six months ended June 30, 2013 decreased 4% on both a reported basis and constant currency basis compared to the prior year period. Declining sales of stents was the primary contributor to this decline. Net sales of stents for the quarter and six months ended June 30, 2012 benefited from an issue with the availability of a competitor’s products.

Consolidated net sales of electrophysiology products for the quarter and six months ended June 30, 2013 decreased 1% on both a reported basis and constant currency basis compared to the prior year periods. Consolidated net sales of vascular graft products for the quarter ended June 30, 2013 decreased 4% on both a reported basis and constant currency basis compared to the prior year quarter. Consolidated net sales of vascular graft products for the six months ended June 30, 2013 decreased 7% on both a reported basis and constant currency basis compared to the prior year period. Declining sales of peripheral vascular grafts and dialysis access grafts were the primary contributors to the decrease in sales for vascular graft products for the quarter and six months ended June 30, 2013.

Urology Products—Bard markets a wide range of products for the urology market, including basic drainage products, continence products and urological specialty products. Bard also markets StatLock® catheter stabilization products, which are used to secure many types of catheters sold by Bard and other companies. Bard also markets Targeted Temperature Management™ products for therapeutic hypothermia. Consolidated net sales of urology products for the quarter and six months ended June 30, 2013 increased 2% on both a reported basis and constant currency basis compared to the prior year periods. These increases included sales growth of Targeted Temperature Management™ products, basic drainage products and urological specialty products. This growth was partially offset by declines in sales of StatLock® catheter stabilization products and continence products, a trend that may continue. United States net sales of urology products for the quarter ended June 30, 2013 decreased 2% compared to the prior year quarter. International net sales of urology products for the quarter ended June 30, 2013 increased 10% on a reported basis (11% on a constant currency basis) compared to the prior year quarter. United States net sales of urology products for the six months ended June 30, 2013 decreased 1% compared to the prior year period. International net sales of urology products for the six months ended June 30, 2013 increased 8% on both a reported basis and constant currency basis compared to the prior year period.

Consolidated net sales of basic drainage products for the quarter and six months ended June 30, 2013 increased 3% on both a reported basis and constant currency basis compared to the prior year periods. Consolidated net sales of infection control Foley catheter products for the quarter and six months ended June 30, 2013 decreased 1% on both a reported basis and constant currency basis compared to the prior year periods.

Consolidated net sales of urological specialty products, which include brachytherapy products, for the quarter ended June 30, 2013 increased 8% on a reported basis (9% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of brachytherapy products for the quarter ended June 30, 2013 increased 5% on a reported basis (7% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of urological specialty products for the six months ended June 30, 2013 increased 1% on a reported basis (2% on a constant currency basis) compared to the prior year period. Consolidated net sales of brachytherapy products for the six months ended June 30, 2013 decreased 2% on both a reported basis and constant currency basis. Despite the increase for the quarter ended June 30, 2013, the brachytherapy market has been losing procedural share to alternative therapies, a trend that may continue.

Consolidated net sales of continence products for the quarter ended June 30, 2013 decreased 18% on a reported basis (17% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of continence products for the six months ended June 30, 2013 decreased 11% on both a reported basis and constant currency basis compared to the prior year period. The decrease was due primarily to a decline in sales of surgical continence products, a trend that may continue.

Consolidated net sales of the StatLock® catheter stabilization product line for the quarter ended June 30, 2013 decreased 8% on both a reported basis and constant currency basis compared to the prior year quarter. Consolidated net sales of the StatLock® catheter stabilization product line for the six months ended June 30, 2013 decreased 5% on a reported basis (4% on a constant currency basis) compared to the prior year period.

Oncology Products—Bard’s oncology business includes specialty vascular access products and enteral feeding devices. Specialty vascular access products include peripherally inserted central catheters (“PICCs”) used for intermediate to long-term central venous access, specialty access ports and accessories (“Ports”) used most commonly for chemotherapy, dialysis access catheters and vascular access ultrasound devices, which help facilitate the placement of PICCs. Consolidated net sales of oncology products for the quarter ended June 30, 2013 increased 8% on both a reported basis and constant currency basis compared to the prior year quarter. Consolidated net sales of oncology products for the six months ended June 30, 2013 increased 6% on both a reported basis and constant currency basis when compared to the prior year period. These increases are due primarily to growth in sales of PICCs, Ports and dialysis access catheters. United States net sales of oncology products for the quarter ended June 30, 2013 increased 5% compared to the prior year quarter. International net sales of oncology products for the quarter ended June 30, 2013 increased 15% on both a reported basis and constant currency basis compared to the prior year quarter. United States net sales of oncology products for the six months ended June 30, 2013 increased 4% compared to the prior year period. International net sales of oncology products for the six months ended June 30, 2013 increased 10% on a reported basis (9% on a constant currency basis) compared to the prior year period.

Consolidated net sales of PICCs for the quarter ended June 30, 2013 increased 10% on both a reported basis and constant currency basis compared to the prior year quarter. Consolidated net sales of PICCs for the six months ended June 30, 2013 increased 8% on a reported basis (7% on a constant currency basis) compared to the prior year period. Consolidated net sales of Ports for the quarter ended June 30, 2013 increased 4% on both a reported basis and constant currency basis compared to the prior year quarter. Consolidated net sales of Ports for the six months ended June 30, 2013 increased 3% on both a reported basis and constant currency basis compared to the prior year period.

Consolidated net sales of dialysis access catheters for the quarter ended June 30, 2013 increased 5% on both a reported basis and constant currency basis compared to the prior year quarter. Consolidated net sales of dialysis access catheters for the six months ended June 30, 2013 increased 7% on a reported basis (6% on a constant currency basis) compared to the prior year period. Consolidated net sales of vascular access ultrasound devices for the quarter ended June 30, 2013 increased 12% on both a reported basis and constant currency basis compared to the prior year quarter. Consolidated net sales of vascular access ultrasound devices for the six months ended June 30, 2013 increased 8% on both a reported basis and constant currency basis compared to the prior year period.

Surgical Specialty Products—Surgical specialty products include soft tissue repair products, performance irrigation devices and hemostasis products. Consolidated net sales of surgical specialty products for the quarter ended June 30, 2013 increased 8% on both a reported basis and constant currency basis compared to the prior year quarter. This increase includes 6 percentage points of growth on both a reported basis and constant currency basis from the addition of surgical sealant products through the acquisition of Neomend, Inc. Consolidated net sales of surgical specialty products for the six months ended June 30, 2013 increased 6% on both a reported basis and constant currency basis compared to the prior year period, which includes 5 percentage points of growth on both a reported basis and constant currency basis from the addition of the surgical sealant products. United States net sales of surgical specialty products for the quarter ended June 30, 2013 increased 7% compared to the prior year quarter. International net sales of surgical specialty products for the quarter ended June 30, 2013 increased 10% on a reported basis (11% on a constant currency basis) compared to the prior year quarter. United States net sales of surgical specialty products for the six months ended June 30, 2013 increased 6% compared to the prior year period. International net sales of surgical specialty products for the six months ended June 30, 2013 increased 8% on both a reported basis and constant currency basis compared to the prior year period.

The soft tissue repair product line includes synthetic and natural-tissue hernia repair implants, natural-tissue breast reconstruction implants and hernia fixation products. Consolidated net sales of soft tissue repair products for the quarter ended June 30, 2013 increased 4% on both a reported basis and constant currency basis compared to the prior year quarter. Consolidated net sales of soft tissue repair products for the six months ended June 30, 2013 increased 3% on both a reported basis and constant currency basis compared to the prior year period. Net sales in this product line for the quarter and six months ended June 30, 2013 were favorably impacted by growth in sales of natural-tissue hernia repair implants and natural-tissue breast reconstruction implants. This growth was offset by declines in hernia fixation products, a trend that may continue.

Other Products—The other product group includes irrigation, wound drainage and certain original equipment manufacturers’ products.

Costs and Expenses

A summary of costs and expenses as a percentage of net sales is as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012(A)
Cost of goods sold	39.0%	38.5%	39.5%	38.4%
Marketing, selling and administrative expense	29.8%	27.7%	29.5%	27.7%
Research and development expense	8.7%	6.7%	8.4%	6.7%
Interest expense	1.5%	1.3%	1.5%	1.3%
Other (income) expense, net	38.9%	0.8%	21.7%	0.4%

Total costs and expenses	117.9%	75.0%	100.6%	74.4%

(A)	Amounts do not add due to rounding.

Cost of goods sold—Cost of goods sold consists principally of the manufacturing and distribution costs of the company’s products. The category also includes royalties, amortization of intangible assets and the impact of certain hedging activities. Cost of goods sold as a percentage of net sales for the quarter and six months ended June 30, 2013 increased 50 basis points and 110 basis points, respectively, compared to the prior year periods. Incremental amortization of intangible assets acquired in 2013 and 2012 increased cost of goods sold as a percentage of net sales by approximately 20 basis points over both the prior year quarter and six month period. Also contributing to this increase is the impact of asset impairments of approximately 10 basis points and 20 basis points, respectively.

Marketing, selling and administrative expense—Marketing, selling and administrative expense consists principally of the costs associated with the company’s sales and administrative organizations. These costs as a percentage of net sales for the quarter and six months ended June 30, 2013 increased 210 basis points and 180 basis points, respectively, compared to the prior year periods. These costs as a percentage of net sales increased primarily due to the new excise tax on the U.S. sales of medical devices, targeted investments in this area, related costs from operations acquired in 2012 and continued investments in emerging markets.

Research and development expense—Research and development expense consists principally of costs related to internal research and development activities, milestone payments for third-party research and development activities, and acquired in-process R&D (“IPR&D”) costs arising from the company’s business development activities. IPR&D payments may impact the comparability of the company’s results of operations between periods. Research and development expense for the quarter ended June 30, 2013 was $66.1 million, an increase of approximately 32% compared to the prior year quarter. Research and development expense for the six months ended June 30, 2013 was $125.4 million, an increase of approximately 28% compared to the prior year period. An IPR&D charge of $0.5 million was recorded for the quarter and six months ended June 30, 2013. These costs increased primarily due to targeted investments in this area, a trend that is expected to continue, and costs from operations acquired in 2012.

Interest expense—Interest expense was $11.1 million and $9.7 million for the quarters ended June 30, 2013 and 2012, respectively. Interest expense was $22.5 million and $19.2 million for the six months ended June 30, 2013 and 2012, respectively. The increase in interest expense was partially due to the issuance of $500 million of senior unsecured notes in October 2012.

Other (income) expense, net—The components of other (income) expense, net, are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(dollars in millions)
Interest income	$(0.3)	$(3.2)	$(0.6)	$(3.6)
Foreign exchange losses	2.1	1.5	2.8	0.4
Litigation charges, net	292.4	—	318.2	—
Asset impairments	2.6	9.0	6.4	9.0
Restructuring	(1.4)	(1.6)	(1.4)	(1.6)
Other, net	0.3	0.5	0.6	1.2

Total other (income) expense, net	$295.7	$6.2	$326.0	$5.4

Litigation charges, net—For the quarter and six months ended June 30, 2013, the amounts reflect the estimated costs for product liability matters, net of recoveries. In addition, the amount for the six months ended June 30, 2013 reflects a write-down of an insurance receivable. See Note 8 of the notes to condensed consolidated financial statements.

Asset impairments—For the quarter and six months ended June 30, 2013, the amounts reflect charges for the write-down of certain core technologies. For the quarter and six months ended June 30, 2012, the amounts reflect impairments of assets not related to operations.

Restructuring—For the quarter and six months ended June 30, 2013, the amounts reflect the reversal of certain restructuring costs recognized during the fourth quarter of 2012. For the quarter and six months ended June 30, 2012, the amounts reflect the reversal of certain restructuring costs recognized in the second half of 2011.

Income Tax Provision

The effective tax rate for both the quarter and six month period ended June 30, 2013 reflected the discrete tax effect of litigation charges, primarily related to product liability claims, which were substantially incurred in a low tax jurisdiction. The effective tax rate for the current six month period reflected the discrete tax effect of a write-down of an insurance receivable, which was also incurred in a low tax jurisdiction. See Note 8 of the notes to the condensed consolidated financial statements. The effective tax rate was also impacted by the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013 and retroactively reinstated the research tax credit. Although the reinstatement of this tax credit is retroactive to January 1, 2012, the enactment of this legislation in 2013 precluded the company from recording the benefit in 2012. As a result, the company’s income tax provision was reduced by approximately $3.7 million during the six months ended June 30, 2013 to recognize the 2012 benefit of this tax credit that would have been recorded in 2012.

Net (Loss) Income and (Loss) Earnings Per Share Available to Common Shareholders

The company reported net loss and diluted loss per share available to common shareholders for the quarter ended June 30, 2013 of $161.6 million and $2.03, respectively. Net income and diluted earnings per share available to common shareholders for the prior year quarter were $133.9 million and $1.54, respectively. The current year quarter reflects litigation charges, net of $275.1 million, or $3.33 per diluted share, asset impairments of $3.0 million, or $0.04 per diluted share, acquisition-related items (primarily transaction costs, purchase accounting adjustments, and IPR&D) of $1.7 million, or $0.02 per diluted share, and a reversal of certain restructuring costs of $1.0 million, or $0.01 per diluted share. The prior year quarter reflects asset impairments of $5.8 million, or $0.07 per diluted share, a reversal of certain restructuring costs of $1.1 million, or $0.01 per diluted share, and acquisition-related items (primarily consisting of purchase accounting adjustments) of $0.8 million, or $0.01 per diluted share. The prior year quarter also reflects an increase to the income tax provision of $1.1 million, or $0.01 per diluted share, due to the write-down of a tax receivable in a foreign jurisdiction.

The company reported net loss and diluted loss per share available to common shareholders for the six months ended June 30, 2013 of $70.9 million and $0.88, respectively. Net income and diluted earnings per share available to common shareholders for the six months ended June 30, 2012 was $272.6 million and $3.14, respectively. The current six month period reflects litigation charges, net of $300.1 million, or $3.60 per diluted share, asset impairments of $7.3 million, or $0.09 per diluted share, acquisition-related items (primarily transaction costs, purchase accounting adjustments, and IPR&D) of $2.4 million, or $0.03 per diluted share, and a reversal of certain restructuring costs of $1.0 million, or $0.01 per diluted share. The prior six month period reflects asset impairments of $5.8 million, or $0.07 per diluted share, acquisition-related items (primarily consisting of purchase accounting adjustments and integration costs) of $1.6 million, or $0.02 per diluted share, and a reversal of certain restructuring costs of $1.1 million, or $0.01 per diluted share. The prior six month period also reflects an increase to the income tax provision of $1.1 million, or $0.01 per diluted share, due to the write-down of a tax receivable in a foreign jurisdiction.

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

	2013	2012
(dollars in millions)
Working capital	$1,327.9	$1,009.5

Current ratio	3.64/1	2.37/1

Cash and cash equivalents held by the company’s foreign subsidiaries were $858.9 million and $786.1 million at June 30, 2013 and December 31, 2012, respectively. It is the company’s intention to permanently reinvest the majority of these funds outside the United States to finance foreign operations, and the company’s plans do not demonstrate a need to repatriate these funds. If these funds are needed for U.S. operations for currently unforeseen circumstances or can no longer be permanently reinvested outside the United States, the company would be required to accrue and pay U.S. taxes on the earnings associated with these funds. In the United States, ongoing operating cash flows and available borrowings under the company’s committed syndicated bank credit facility provide it with sufficient liquidity.

For the six months ended June 30, 2013 and 2012, net cash provided by operating activities was $215.7 million and $233.7 million, respectively. The decrease in net cash provided by operating activities reflects a settlement payment for the Brachytherapy Matter previously recorded in 2012 and a discretionary cash contribution to the U.S. pension plan, partially offset by lower payments to claimants for Hernia Product Claims previously recorded in 2011.

For the six months ended June 30, 2013, net cash used by investing activities was $18.7 million compared to the $53.1 million net cash provided by investing activities in the prior year period. Capital expenditures were approximately $30.6 million and $42.3 million for the six month periods ended June 30, 2013 and 2012, respectively. Net cash used by investing activities in the current period reflects an increase of $16.1 million related to the release of restricted cash from qualified settlement funds to claimants pursuant to the settlement of certain Hernia Product Claims, compared to an increase of $91.7 million in the prior year period.

For the six months ended June 30, 2013, the company used $227.6 million in cash for financing activities, compared to the $156.3 million used in the prior year period. Total debt was $1.5 billion and $1.4 billion at June 30, 2013 and December 31, 2012, respectively. Total debt to total capitalization was 48.7% and 42.3% at June 30, 2013 and December 31, 2012, respectively. Net cash used in financing activities reflects $309.8 million used to repurchase 3,022,388 shares of common stock in the six months ended June 30, 2013 compared to approximately $177.0 million to repurchase 1,927,316 shares of common stock in prior year period. The company paid cash dividends of $0.40 per share and $0.38 per share for the six month periods ended June 30, 2013 and 2012, respectively.

The company maintains a $600 million five-year committed syndicated bank credit facility that expires in October 2016. The credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The facility includes pricing based on the company’s long-term credit rating and includes a financial covenant that limits the amount of total debt to total capitalization. The company had commercial paper borrowings outstanding of $76.5 million at June 30, 2013. At June 30, 2013, the company was in compliance with this covenant. There were no commercial paper borrowings outstanding at December 31, 2012.

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

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of June 30, 2013. Based upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2013, the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to accomplish their objectives at the reasonable assurance level. There have been no changes in internal control over financial reporting for the quarter ended June 30, 2013 that have materially affected, or are likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

General

In the ordinary course of business, the company is subject to various legal proceedings, investigations and claims, including, for example, environmental matters, employment disputes, disputes on agreements and other commercial disputes. In addition, the company operates in an industry susceptible to significant product liability and patent legal claims. At any given time, in the ordinary course of business, the company is involved as either a plaintiff or defendant in a number of patent infringement actions. If a third party’s patent infringement claim were to be determined against the company, the company might be required to make significant royalty or other payments or might be subject to an injunction or other limitation on its ability to manufacture or distribute one or more products. If a patent owned by or licensed to the company is found to be invalid or unenforceable, the company might be required to reduce the value of certain intangible assets on the company’s balance sheet and to record a corresponding charge, which could be significant in amount. The company believes that any of its various legal proceedings and claims could have a material adverse effect on its business, results of operations, financial condition and/or liquidity.

Product Liability Matters

As of July 18, 2013, approximately 845 federal and 720 state lawsuits involving individual claims by approximately 1,680 plaintiffs, as well as two putative class actions in the United States and three putative class actions in various Canadian provinces, are currently pending against the company with respect to its Composix® Kugel® and certain other hernia repair implant products (collectively, the “Hernia Product Claims”). The company voluntarily recalled certain sizes and lots of the Composix® Kugel® products beginning in December 2005. One of the U.S. class action lawsuits consolidated ten previously-filed U.S. class action lawsuits. The putative class actions, none of which has been certified, seek: (i) medical monitoring; (ii) compensatory damages; (iii) punitive damages; (iv) a judicial finding of defect and causation; and/or (v) attorneys’ fees. A class certification hearing in one of the Canadian class actions is scheduled to take place in September 2013. Approximately 685 of the state lawsuits, involving individual claims by approximately 780 plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions. The Hernia Product Claims also generally seek damages for personal injury resulting from use of the products.

In June 2007, the Composix® Kugel® lawsuits and, subsequently, other hernia repair product lawsuits, pending in federal courts nationwide were transferred into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island. On June 30, 2011, the company announced that it had reached agreements in principle with various plaintiffs’ law firms to settle the majority of its existing Hernia Product Claims. Each agreement is subject to certain conditions, including requirements for participation in the proposed settlements by a certain minimum number of plaintiffs. In addition, the company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Hernia Product Claims, and intends to vigorously defend Hernia Product Claims that do not settle, including through litigation. The company cannot give any assurances that the resolution of the Hernia Product Claims that have not settled, including asserted and unasserted claims and the putative class action lawsuits, will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

As of July 18, 2013, product liability lawsuits involving individual claims by approximately 8,225 plaintiffs have been filed or asserted against the company in various federal and state jurisdictions alleging personal injuries associated with the use of certain of the company’s surgical continence products for women, including its Avaulta® line of products. In addition, five putative class actions in the United States and three putative class actions in Canada have been filed against the company (all lawsuits, collectively, the “Women’s Health Product Claims”). The Women’s Health Product Claims generally seek damages for personal injury resulting from use of the products. The putative class actions, none of which has been certified, seek: (i) medical monitoring; (ii) compensatory damages; (iii) punitive damages; (iv) a judicial finding of defect and causation; and/or (v) attorneys’ fees. With respect to certain of these claims, the company believes that one of its suppliers has an obligation to defend and indemnify the company. In October 2010, the Women’s Health Product Claims involving solely Avaulta® products pending in federal courts nationwide were transferred into an MDL in the United States District Court for the Southern District of West Virginia, the scope of which was later expanded to include lawsuits involving all women’s surgical continence products that are manufactured or distributed by the company. The company expects additional Women’s Health Product Claims pending in federal courts to be transferred to the MDL in West Virginia, with the remainder of the Women’s Health Product Claims in other jurisdictions. The first trial in the MDL commenced in July 2013, and additional MDL and state court trials are scheduled to continue throughout 2013. The first trial in a state court was completed in July 2012 and resulted in a judgment against the company of approximately $3.6 million. The company has appealed this decision. The company does not believe that this verdict is representative of the potential outcomes of other Women’s Health

Product Claims. The case numbers set forth above do not include generic manufacturer complaints involving women’s health products as the company cannot, based on the allegations in such complaints, determine whether any of such cases involve the company’s women’s health products. While the company intends to vigorously defend the Women’s Health Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

As of July 18, 2013, product liability lawsuits involving individual claims by 31 plaintiffs are currently pending against the company in various federal and state jurisdictions alleging personal injuries associated with the use of the company’s vena cava filter products. In addition, three putative class actions were filed against the company in various state courts (two of which were dismissed during the second quarter) on behalf of plaintiffs who are alleged to have no present injury (all lawsuits, collectively, the “Filter Product Claims”). The remaining putative class action, which has not been certified, seeks: (i) medical monitoring; (ii) punitive damages; (iii) a judicial finding of defect and causation; and/or (iv) attorneys’ fees. A class certification hearing is scheduled to take place in July 2013. The first Filter Product Claim trial was completed in June 2012 and resulted in a judgment for the company. The company expects additional trials of Filter Product Claims to take place over the next 12 months. The company has reached an agreement with a law firm that has more than 30 Filter Product Claims pending against the company. During the second quarter of 2013, the company finalized these agreements with respect to such claims, and made payments with respect to such claims within the amounts previously recorded. While the company intends to vigorously defend the remaining unsettled Filter Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

In most product liability litigations of this nature plaintiffs allege a wide variety of claims, ranging from allegations of serious injury caused by the products to efforts to obtain compensation notwithstanding the absence of any injury. In many of these cases, the company has not yet received and reviewed complete information regarding the plaintiffs and their medical conditions, and consequently, is unable to fully evaluate the claims. The company expects that it will receive and review additional information regarding any remaining unsettled product liability matters.

The company believes that some settlements and judgments, as well as legal defense costs, relating to product liability matters are or may be covered in whole or in part under its product liability insurance policies with a limited number of insurance carriers. In certain circumstances, insurance carriers reserve their rights with respect to coverage, or contest or deny coverage, as has occurred with respect to certain claims. When this occurs, the company intends to vigorously contest disputes with respect to its insurance coverage and to enforce its rights under the terms of its insurance policies, and accordingly, will record receivables with respect to amounts due under these policies, when recovery is probable. Amounts recovered under the company’s product liability insurance policies may be less than the stated coverage limits and may not be adequate to cover damages and/or costs relating to claims. In addition, there is no guarantee that insurers will pay claims or that coverage will otherwise be available.

The company’s insurance coverage with respect to the Hernia Product Claims has been depleted. In the first quarter of 2013 the company recorded a non-cash charge of $25.0 million ($24.5 million after tax) to other (income) expense, net, for the write-down of an insurance receivable related to a dispute with one of its excess insurance carriers in connection with these claims.

In connection with the Women’s Health Product Claims, the company was in dispute with one of its excess insurance carriers relating to an aggregate of $50 million of insurance coverage. In June 2013, the company settled this dispute with no change to the amount of the insurance coverage or the related receivable.

Other Legal Matters

During the first half of 2013, the company received subpoenas or Civil Investigative Demands from a number of State Attorneys General seeking information related to the sales and marketing of certain of the company’s products that are the subject of the Hernia Product Claims and the Women’s Health Product Claims. The company intends to cooperate with these requests. Since it is not feasible to predict the outcome of these proceedings, the company cannot give any assurances that the resolution of these proceedings will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

In November 2006, the company received a subpoena issued by the U.S. Department of Health and Human Services, Office of Inspector General (“OIG”), under the authority of the federal healthcare fraud and false claims statutes, seeking documents related to the company’s brachytherapy business (the “Brachytherapy Matter”). In January 2012, the company reached a preliminary agreement with the civil and criminal divisions of the United States Attorney’s Office for the Northern District of Georgia to resolve claims with respect to the Brachytherapy Matter and recorded a charge of approximately $51.0 million ($40.8 million after tax) in the fourth quarter of 2011. On May 2, 2013, the company settled this matter. The resolution includes agreements with the government that required the company to pay approximately the amount that was previously recorded.

In December 2007, a U.S. District Court jury in Arizona found that certain of W.L. Gore & Associates Inc.’s (“Gore”) ePTFE vascular grafts and stent-grafts infringe the company’s patent number 6,436,135 (the “135 patent”). The jury upheld the validity of the patent and awarded the company $185 million in past damages. The jury also found that Gore willfully infringed the patent. In a second phase of the trial, the District Court ruled that Gore failed to prove that the patent is unenforceable due to inequitable conduct. In March 2009, the District Court doubled the jury award to approximately $371 million for damages through June 2007. The District Court also awarded the company attorneys’ fees of $19 million and prejudgment interest of approximately $20 million. In addition, the District Court denied Gore’s remaining motions, including its motions for a new trial and to set aside the jury’s verdict. In July 2010, the District Court awarded the company approximately $109 million in additional damages for the period from July 2007 through March 2009. Gore has deposited or secured the foregoing amounts with the District Court. The District Court also assessed a royalty rate of between 12.5% and 20%, depending on the product, that will be used to calculate damages for Gore’s infringing sales from April 2009 through the expiration of the patent. Gore has made additional deposits with the District Court of approximately $506 million, representing Gore’s calculation of royalties for its infringing sales through March 2013. Gore appealed this matter to the Court of Appeals for the Federal Circuit (the “Court of Appeals”), which on February 10, 2012 affirmed the decision of the District Court. Gore filed a petition with the Court of Appeals for a rehearing of its appeal. On June 14, 2012, the Court of Appeals reaffirmed its February 10, 2012 decision, including the ongoing royalty rates as set by the District Court, with the exception of the issue of willfulness with respect to Gore’s infringement of the 135 patent, which was remanded to the District Court. On October 12, 2012, Gore filed a petition for a writ of certiorari to the U.S. Supreme Court requesting a review of the portion of the decision that the Court of Appeals reaffirmed. The U.S. Supreme Court denied Gore’s petition on January 14, 2013. The District Court heard oral argument on June 5, 2013 as to three pending motions before it, including the company’s motion to execute on the judgment other than with respect to the amounts related to willfulness. A decision on these motions is pending. On January 28, 2013, Gore filed with the U.S. District Court a Request for Judicial Notice that the U.S. Patent and Trademark Office (“USPTO”) granted Gore’s previously filed request for a re-examination of the 135 patent. On April 1, 2013, the USPTO issued a First Office Action initially rejecting all of the claims of the 135 patent that are the subject of the re-examination. On July 10, 2013, the USPTO issued a Notice of Intent to Issue an Ex Parte Reexamination Certificate upholding the patentability of all re-examined claims of the 135 patent. This action terminated the re-examination proceeding and upheld the claims involved in the re-examination. The timing of final resolution of this litigation remains uncertain. Since the company considers these matters a gain contingency, no amounts have been recorded. Even if the company is ultimately successful in this lawsuit, it cannot give any assurances that royalties for Gore’s future infringing sales will remain at or near historic levels.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the shares of the company’s common stock repurchased during the quarter ended June 30, 2013:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs(2)
April 1 – April 30, 2013	658,466	$101.46	657,725	$71,348,047
May 1 – May 31, 2013	400,217	104.44	400,000	29,573,327
June 1 – June 30, 2013	602,869	109.79	602,746	463,399,399

Total	1,661,552	$105.20	1,660,471	$463,399,399

(1)	The company repurchased 1,081 shares during the three month period ended June 30, 2013 that were not part of publicly-announced share repurchase authorizations. These shares were purchased from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.
(2)	On June 13, 2012, the Board of Directors approved the repurchase of up to $500 million of common stock of the company. The Board of Directors approved an additional repurchase of up to $500 million of common stock on June 12, 2013.

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

Item 6. Exhibits

Number	Description

12.1	Computation of Ratio of Earnings to Fixed Charges*

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer (furnished herewith)

32.2	Section 1350 Certification of Chief Financial Officer (furnished herewith)

101.INS	XBRL Instance Document*

Number	Description

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C. R. BARD, INC.
(Registrant)

Date: July 24, 2013

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