Form 10-Q
period 2013-09-30
BARD C R INC /NJ/
filed 2013-10-24
CIK 9892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2013
Common Stock - $0.25 par value	77,890,296

C. R. BARD, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands except per share amounts, unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$758,000	$722,900	$2,258,200	$2,195,500

Costs and expenses:
Cost of goods sold	291,900	272,600	883,800	837,700
Marketing, selling and administrative expense	223,900	196,600	666,600	604,300
Research and development expense	99,400	52,200	224,800	150,500
Interest expense	11,200	9,700	33,700	28,900
Other (income) expense, net	12,600	13,600	338,600	19,000

Total costs and expenses	639,000	544,700	2,147,500	1,640,400

Income from operations before income taxes	119,000	178,200	110,700	555,100

Income tax provision	25,800	48,900	88,400	153,200

Net income	$93,200	$129,300	$22,300	$401,900

Basic earnings per share available to common shareholders	$1.17	$1.52	$0.28	$4.70

Diluted earnings per share available to common shareholders	$1.15	$1.50	$0.27	$4.64

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands, unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$93,200	$129,300	$22,300	$401,900
Other comprehensive income (loss):
Change in derivative instruments designated as cash flow hedges, net of tax	(1,200)	100	1,600	2,100
Foreign currency translation adjustments	8,000	14,900	(700)	(24,300)
Benefit plan adjustments, net of tax	2,200	1,800	6,600	5,200

Other comprehensive income (loss)	9,000	16,800	7,500	(17,000)

Comprehensive income	$102,200	$146,100	$29,800	$384,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands except share and per share amounts, unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$781,700	$896,300
Restricted cash	19,000	25,000
Accounts receivable, less allowances of $13,500 and $12,400, respectively	456,500	480,900
Inventories	332,100	328,500
Short-term deferred tax assets	33,800	42,600
Other current assets	103,800	73,900
Assets held for sale	24,400	—

Total current assets	1,751,300	1,847,200

Property, plant and equipment, at cost	655,600	631,900
Less accumulated depreciation and amortization	295,100	272,600

Net property, plant and equipment	360,500	359,300
Goodwill	971,000	961,600
Core technologies, net	482,400	506,500
Other intangible assets, net	358,600	368,100
Deferred tax assets	10,100	10,000
Other assets	231,100	98,600

Total assets	$4,165,000	$4,151,300

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities
Short-term borrowings	$97,500	$—
Accounts payable	72,800	56,200
Accrued expenses	208,200	242,900
Accrued compensation and benefits	114,500	137,800
Income taxes payable	8,800	10,700
Liabilities held for sale	2,600	—

Total current liabilities	504,400	447,600

Long-term debt	1,406,500	1,409,600
Other long-term liabilities	731,700	342,400
Deferred income taxes	18,300	26,000
Commitments and contingencies
Shareholders’ investment:
Preferred stock, $1 par value, authorized 5,000,000 shares; none issued	—	—
Common stock, $0.25 par value, authorized 600,000,000 shares; issued and outstanding 77,890,296 shares at September 30, 2013 and 81,697,409 shares at December 31, 2012	19,500	20,400
Capital in excess of par value	1,648,000	1,513,300
Accumulated deficit / retained earnings	(89,700)	473,200
Accumulated other comprehensive loss	(73,700)	(81,200)

Total shareholders’ investment	1,504,100	1,925,700

Total liabilities and shareholders’ investment	$4,165,000	$4,151,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$22,300	$401,900
Adjustments to reconcile net income to net cash provided by operating activities, net of acquired business:
Depreciation and amortization	106,000	101,400
Litigation charges, net	318,200	—
Acquired in-process research and development	30,000	2,000
Asset impairments	12,300	22,200
Restructuring	(1,400)	(1,600)
Deferred income taxes	(16,800)	12,600
Share-based compensation	44,700	39,000
Inventory reserves and provision for doubtful accounts	17,100	15,000
Other items	1,600	(5,800)
Changes in assets and liabilities:
Accounts receivable	10,200	31,600
Inventories	(34,400)	(34,000)
Current liabilities	(96,700)	(153,900)
Taxes	6,000	(2,500)
Other, net	(2,100)	(700)

Net cash provided by operating activities	417,000	427,200

Cash flows from investing activities:
Capital expenditures	(47,300)	(55,500)
Change in restricted cash	6,000	119,600
Payments made for purchases of businesses, net of cash acquired	(35,000)	—
Payments made for intangibles	(33,500)	(14,100)
Proceeds from sale of financial instruments	—	10,000
Other	1,900	—

Net cash (used in) provided by investing activities	(107,900)	60,000

Cash flows from financing activities:
Change in short-term borrowings, net	97,500	77,000
Proceeds from exercises under share-based compensation plans, net	74,400	70,200
Excess tax benefit relating to share-based compensation plans	9,500	10,300
Purchases of common stock	(546,900)	(372,500)
Dividends paid	(49,800)	(49,900)
Other	(500)	(4,900)

Net cash used in financing activities	(415,800)	(269,800)

Effect of exchange rate changes on cash and cash equivalents	(7,900)	(4,700)

(Decrease) increase in cash and cash equivalents during the period	(114,600)	212,700

Balance at January 1	896,300	596,400

Balance at September 30	$781,700	$809,100

Supplemental cash flow information
Cash paid for:
Interest	$36,200	$31,600
Income taxes	89,700	132,800
Non-cash transactions:
Purchase of common stock not settled	6,500	9,100
Purchase of business and related costs	8,200	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of C. R. Bard, Inc. and its subsidiaries (the “company” or “Bard”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in Bard’s 2012 Annual Report on Form 10-K. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in the financial statements in Bard’s 2012 Annual Report on Form 10-K. The preparation of these financial statements requires the company to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities at the date of the financial statements. These financial statements include all normal and recurring adjustments necessary for a fair presentation. The accounts of most foreign subsidiaries are consolidated as of and for the quarter and nine months ended August 31, 2013 and August 31, 2012 and as of November 30, 2012. No events occurred related to these foreign subsidiaries during the months of September 2013, September 2012 or December 2012 that materially affected the financial position or results of operations of the company. The results for the interim periods presented are not necessarily indicative of the results expected for the year.

2. Acquisitions and Divestiture

On October 1, 2013, the company acquired all of the outstanding shares of Medafor, Inc. (“Medafor”), a privately-held developer and supplier of plant-based hemostatic agents. The purchase consideration included an up-front cash payment of $203.7 million and future contingent payments of up to an additional $80 million based on specific revenue-based milestones through June 30, 2015. The company has not yet completed the initial purchase accounting due to the timing of this acquisition.

On September 4, 2013, the company entered into a definitive agreement to acquire Rochester Medical, Inc. (“Rochester Medical”), a publicly-held developer and supplier of silicone urinary incontinence and urine drainage products, for a purchase price of $20 per share, or approximately $262 million in the aggregate to be paid at closing. The transaction is expected to close in 2013, and is subject to customary closing conditions, including approval by the shareholders of Rochester Medical as well as regulatory approvals.

On August 29, 2013, the company acquired early stage technology from 3DT Holdings LLC (“3DT”), providing the company with rights to develop and commercialize a novel technology related to peripherally inserted central catheters (“PICCs”). 3DT received an up-front cash payment of $29.5 million and is eligible for milestone payments of up to $5 million based upon regulatory product approval. The company recorded the up-front payment as a research and development expense.

On July 29, 2013, the company acquired all of the outstanding shares of Loma Vista Medical, Inc., a privately-held company specializing in the development and commercialization of aortic valvuloplasty products, which use noncompliant fiber-based balloon technology. The total purchase consideration of $39.4 million included an up-front cash payment of $32.5 million and the fair value of contingent consideration of up to $8.0 million. The fair value of the assets acquired resulted in the recognition of core technologies of $20.6 million, deferred tax liabilities of $14.7 million, primarily consisting of intangible assets, goodwill of $8.6 million, and other net assets of $4.9 million. The goodwill is not deductible for tax purposes. An in process research and development (“IPR&D”) asset of $20.0 million was recorded for the development of a next generation valvuloplasty product. The fair value of the IPR&D asset was determined based upon the present value of expected future cash flows adjusted for the probability of technological and commercial risk, utilizing a risk-adjusted discount rate of 25%. The company has not yet finalized the purchase accounting, which may be adjusted as further information about conditions existing at the acquisition date become available.

On June 27, 2013, the company reached a definitive agreement to sell certain assets and liabilities of its electrophysiology division (“BEP”) to Boston Scientific Corporation (“Boston Scientific”) for $275 million in cash. The transaction is expected to be completed in 2013, subject to certain regulatory and customary closing conditions. The company expects to record a gain on the sale when the transaction is completed, which will include, among other things, assets and liabilities held for sale, and the de-recognition of a portion of goodwill.

Assets and liabilities held for sale associated with BEP include the following:

(dollars in millions)	September 30, 2013
Inventories	$14.4
Other current assets	0.4
Net property, plant and equipment	2.6

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)	September 30, 2013
Other intangible assets, net	7.0

$24.4

Accrued expenses	$1.8
Accrued compensation and benefits	0.8

$2.6

$21.8

The company has agreed to provide contract manufacturing and other transition services to Boston Scientific for up to five years following the closing date. Due to the company’s continuing involvement in the operations of BEP, the criteria for reporting the results of BEP as a discontinued operation were not met.

3. Restructuring

During the fourth quarter of 2012, the company committed to a plan (the “2012 Restructuring Plan”) to improve its overall cost structure and enhance operational effectiveness. At September 30, 2013, the remaining liability related to the 2012 Restructuring Plan was $2.3 million. Cash payments of $14.1 million and a reversal of $1.4 million of previously accrued restructuring costs were made during the nine months ended September 30, 2013. The company expects activities under this plan to be substantially complete by the end of 2013.

4. Earnings per Common Share

Earnings per share (“EPS”) is computed under the two-class method using the following common share information:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
(dollars and shares in millions)
EPS Numerator:
Net income	$93.2	$129.3	$22.3	$401.9
Less: Income allocated to participating securities	1.6	2.4	0.3	7.7

Net income available to common shareholders	$91.6	$126.9	$22.0	$394.2

EPS Denominator:
Weighted average common shares outstanding	78.5	83.4	79.9	83.8
Dilutive common share equivalents from share-based compensation plans	1.5	1.2	1.3	1.1

Weighted average common and common equivalent shares outstanding, assuming dilution	80.0	84.6	81.2	84.9

5. Income Taxes

The effective tax rate for the quarter ended September 30, 2013 was approximately 22%, compared to approximately 27% for the prior year quarter. The effective tax rate for the quarter and nine months ended September 30, 2013 reflected the discrete tax effects of an IPR&D charge related to the acquisition of 3DT, which was incurred in a high tax jurisdiction, and a benefit associated with the remeasurement of an uncertain tax position as a result of the settlement of the Brachytherapy Matter. In addition, the effective tax rate for the nine months ended September 30, 2013 reflected the discrete tax effects of litigation charges, primarily related to product liability claims, which were substantially incurred in a low tax jurisdiction, and the write-down of an insurance receivable, which also was incurred in low tax jurisdiction. See Note 8 of the notes to condensed consolidated financial statements. The effective tax rate was also impacted by the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013 and retroactively reinstated the research tax credit. Although the reinstatement of this tax credit is retroactive to January 1, 2012, the enactment of this legislation in 2013 precluded the company from recording the benefit in 2012. As a result, the company’s income tax provision was reduced by approximately $3.7 million during the nine months ended September 30, 2013 to recognize the 2012 benefit of this tax credit that would

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

have been recorded in 2012. At September 30, 2013, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was $48.5 million (of which $40.4 million would impact the effective tax rate, if recognized) plus $6.3 million of accrued interest. At December 31, 2012, the liability for unrecognized tax benefits was $43.4 million plus $4.8 million of accrued interest. Depending upon the result of open tax examinations and/or the expiration of applicable statutes of limitation, the company believes it is reasonably possible that the total amount of unrecognized tax benefits may decrease by up to $18.4 million within the next 12 months.

6. Financial Instruments

Foreign Exchange Derivative Instruments

The company enters into readily marketable forward and option contracts with financial institutions to help reduce its exposure to foreign currency exchange rate fluctuations. These contracts limit volatility because gains and losses associated with foreign currency exchange rate movements are generally offset by movements in the underlying hedged item. The notional value of the company’s forward currency and option currency contracts was $150.0 million and $128.1 million at September 30, 2013 and December 31, 2012, respectively. For further discussion regarding the company’s use of derivative instruments, see Note 1 of the notes to consolidated financial statements in Bard’s 2012 Annual Report on Form 10-K.

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

The location and fair value of derivative instruments that are designated as hedging instruments recognized in the condensed consolidated balance sheets are as follows:

	Balance Sheet Location	Fair Value of Derivatives
Derivatives Designated as Hedging Instruments		September 30, 2013	December 31, 2012
(dollars in millions)
Forward currency contracts	Other current assets	$1.7	$1.4
Option currency contracts	Other current assets	1.4	0.6
Forward currency contracts	Other assets	0.2	—
Interest rate swap contract	Other assets	9.8	13.3

		$13.1	$15.3

Forward currency contracts	Accrued expenses	$0.3	$0.4
Forward currency contracts	Other long-term liabilities	0.1	—

		$0.4	$0.4

The location and amounts of gains and losses on derivative instruments designated as cash flow hedges and the impact on shareholders’ investment are as follows:

	Gain/(Loss) Recognized in Other Comprehensive Income (Loss)		Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss to Income	Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
	Quarter Ended September 30,			Quarter Ended September 30,
	2013	2012		2013	2012
(dollars in millions)
Forward currency contracts	$(0.5)	$1.5	Cost of goods sold	$1.7	$(0.4)
Option currency contracts	0.9	(0.6)	Cost of goods sold	(0.6)	0.6

	$0.4	$0.9		$1.1	$0.2

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Gain/(Loss) Recognized in Other Comprehensive Income (Loss)		Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss to Income	Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2013	2012		2013	2012
(dollars in millions)
Forward currency contracts	$4.1	$4.0	Cost of goods sold	$1.7	$(0.4)
Option currency contracts	1.0	1.0	Cost of goods sold	(1.1)	1.5

	$5.1	$5.0		$0.6	$1.1

The location and amounts of gains and losses on the derivative instrument designated as a fair value hedge are as follows:

	Income Statement Location	(Loss)/Gain Recognized on Swap				Gain/(Loss) Recognized on Long-Term Debt
		Quarter Ended September 30,		Nine Months Ended September 30,		Quarter Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012	2013	2012	2013	2012
(dollars in millions)
Interest rate swap contract	Interest expense	$(0.3)	$1.0	$(3.5)	$2.5	$0.3	$(1.0)	$3.5	$(2.5)

The location and amounts of gains on derivative instruments not designated as hedging instruments are as follows:

	Income Statement Location	Gain Recognized in Earnings
		Quarter Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012
(dollars in millions)
Forward currency contracts(A)	Other (income) expense, net	$—	$—	$—	$3.0

(A)	These derivative contracts mitigate changes in the value of remeasured foreign currency denominated intercompany loans attributable to changes in foreign currency exchange rates.

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

The following table summarizes certain financial instrument assets measured at fair value on a recurring basis:

	September 30, 2013	December 31, 2012
(dollars in millions)
Forward currency contracts	$1.5	$1.0
Option currency contracts	1.4	0.6
Interest rate swap contract	9.8	13.3

The fair values were measured using significant other observable inputs and valued by reference to similar financial instruments, adjusted for restrictions and other terms specific to each instrument. These financial instruments are categorized as Level 2 under the fair value hierarchy.

The fair value of the liability for contingent consideration related to acquisitions was $86.8 million and $77.1 million at September 30, 2013 and December 31, 2012, respectively. The fair value was measured using significant unobservable inputs and is categorized as Level 3 under the fair value hierarchy.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments not Measured at Fair Value

The fair value of commercial paper borrowings of $97.5 million at September 30, 2013 approximated the carrying value. There were no commercial paper borrowings outstanding at December 31, 2012. On September 26, 2013, the company amended its $600 million five-year committed syndicated bank credit facility that was scheduled to expire in October 2016. The amendment includes an increase of the aggregate principal amount of credit available under the syndicated bank credit facility to $750 million and extends the commitment termination date until September 26, 2018. The amended credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The facility includes pricing based on the company’s long-term credit rating and includes a financial covenant that limits the amount of total debt to total capitalization. At September 30, 2013, the company was in compliance with this covenant.

The estimated fair value of long-term debt including the effect of the related interest rate swap contract was approximately $1,454.2 million and $1,532.2 million at September 30, 2013 and December 31, 2012, respectively. The fair value was estimated using dealer quotes for similarly-rated debt instruments over the remaining contractual term of the company’s obligation. Long-term debt is categorized as Level 2 under the fair value hierarchy.

Concentration Risk

Accounts receivable balances include sales to government-supported healthcare systems outside the United States. The company continues to monitor sovereign debt issues and economic conditions in Europe and evaluates accounts receivable in certain countries for potential collection risks. Economic conditions and other factors in certain countries in Europe have resulted in, and may continue to result in, an increase in the average length of time that it takes to collect these accounts receivable and may require the company to re-evaluate the collectability of these receivables in future periods. The company has experienced significant delays in the collection of accounts receivable associated with the national healthcare systems in Spain, Italy, Greece and Portugal. At September 30, 2013, the company’s accounts receivable, net of allowances, from the national healthcare systems in these countries and amounts past due greater than 365 days are as follows:

	Accounts receivable, net	Greater than 365 days past due
(dollars in millions)
Spain	$23.0	$4.8
Italy	23.1	2.4
Greece	10.5	3.2
Portugal	4.0	1.7

	$60.6	$12.1

7. Inventories

Inventories consisted of:

	September 30, 2013	December 31, 2012
(dollars in millions)
Finished goods	$199.4	$194.6
Work in process	23.0	19.1
Raw materials	109.7	114.8

	$332.1	$328.5

8. Contingencies

General

In the ordinary course of business, the company is subject to various legal proceedings, investigations and claims, including, for example, environmental matters, employment disputes, disputes on agreements and other commercial disputes. In addition, the company operates in an industry susceptible to significant product liability and patent legal claims. The company accounts for estimated losses with respect to legal proceedings and claims when such losses are probable and reasonably estimable. Legal costs associated with these matters are expensed as incurred. At any given time, in the ordinary course of business, the company is involved as either a plaintiff or defendant in a number of patent infringement actions. If a

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

third party’s patent infringement claim were to be determined against the company, the company might be required to make significant royalty or other payments or might be subject to an injunction or other limitation on its ability to manufacture or distribute one or more products. If a patent owned by or licensed to the company is found to be invalid or unenforceable, the company might be required to reduce the value of certain intangible assets on the company’s balance sheet and to record a corresponding charge, which could be significant in amount. Many of the company’s legal proceedings and claims could have a material adverse effect on its business, results of operations, financial condition and/or liquidity.

Product Liability Matters

As of October 17, 2013, approximately 745 federal and 720 state lawsuits involving individual claims by approximately 1,575 plaintiffs, as well as two putative class actions in the United States are currently pending against the company with respect to its Composix® Kugel® and certain other hernia repair implant products (collectively, the “Hernia Product Claims”). The company voluntarily recalled certain sizes and lots of the Composix® Kugel® products beginning in December 2005. One of the U.S. class action lawsuits consolidated ten previously-filed U.S. class action lawsuits. The putative class actions, none of which has been certified, seek: (i) medical monitoring; (ii) compensatory damages; (iii) punitive damages; (iv) a judicial finding of defect and causation; and/or (v) attorneys’ fees. A settlement has been reached with respect to the three pending putative Canadian class actions within amounts previously recorded by the company. Approximately 685 of the state lawsuits, involving individual claims by approximately 785 plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions. The Hernia Product Claims also generally seek damages for personal injury resulting from use of the products.

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

As of October 17, 2013, product liability lawsuits involving individual claims by approximately 9,635 plaintiffs have been filed or asserted against the company in various federal and state jurisdictions alleging personal injuries associated with the use of certain of the company’s surgical continence products for women, including its Avaulta® line of products. In addition, five putative class actions in the United States and three putative class actions in Canada have been filed against the company (all lawsuits, collectively, the “Women’s Health Product Claims”). The Women’s Health Product Claims generally seek damages for personal injury resulting from use of the products. The putative class actions, none of which has been certified, seek: (i) medical monitoring; (ii) compensatory damages; (iii) punitive damages; (iv) a judicial finding of defect and causation; and/or (v) attorneys’ fees. With respect to certain of these claims, the company believes that one of its suppliers has an obligation to defend and indemnify the company. In October 2010, the Women’s Health Product Claims involving solely Avaulta® products pending in federal courts nationwide were transferred into an MDL in the United States District Court for the Southern District of West Virginia, the scope of which was later expanded to include lawsuits involving all women’s surgical continence products that are manufactured or distributed by the company. The company expects additional Women’s Health Product Claims pending in federal courts to be transferred to the MDL in West Virginia, with the remainder of the Women’s Health Product Claims in other jurisdictions. The first trial in the MDL commenced in July 2013 and resulted in a judgment against the company of approximately $2 million. The company intends to appeal the judgment. The next MDL trial is scheduled to occur in December 2013, with additional trials scheduled in 2014. The first trial in a state court was completed in July 2012 and resulted in a judgment against the company of approximately $3.6 million. The company has appealed this decision. During the third quarter, the company settled one MDL case and one New Jersey state case. The amounts of the settlements are subject to confidentiality requirements. In addition, during the third quarter, an MDL case was voluntarily dismissed with prejudice, and the company is currently seeking to recover attorneys’ fees for this case. The company does not believe that any verdicts or settlements entered to date are representative of potential outcomes of all Women’s Health Product Claims. The case numbers set forth above do not include generic complaints involving women’s health products where the company cannot, based on the allegations in such complaints, determine whether any of

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

such cases involve the company’s women’s health products. While the company intends to vigorously defend the Women’s Health Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

As of October 17, 2013, product liability lawsuits involving individual claims by 40 plaintiffs are currently pending against the company in various federal and state jurisdictions alleging personal injuries associated with the use of the company’s vena cava filter products. In addition, three putative class actions were filed against the company in various state courts on behalf of plaintiffs who are alleged to have no present injury (all lawsuits, collectively, the “Filter Product Claims”). Two of these putative class actions were dismissed during the second quarter, and class certification was denied for the third putative class action in July 2013. The first Filter Product Claim trial was completed in June 2012 and resulted in a judgment for the company. The company expects additional trials of Filter Product Claims to take place over the next 12 months. During the second quarter of 2013, the company finalized settlement agreements with respect to more than 30 Filter Product Claims, and made payments with respect to such claims within the amounts previously recorded. While the company intends to vigorously defend the remaining unsettled Filter Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

In most product liability litigations of this nature, plaintiffs allege a wide variety of claims, ranging from allegations of serious injury caused by the products to efforts to obtain compensation notwithstanding the absence of any injury. In many of these cases, the company has not yet received and reviewed complete information regarding the plaintiffs and their medical conditions, and consequently, is unable to fully evaluate the claims. The company expects that it will receive and review additional information regarding any remaining unsettled product liability matters.

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

The company’s insurance coverage with respect to the Hernia Product Claims has been exhausted. In the first quarter of 2013 the company recorded a non-cash charge of $25.0 million ($24.5 million after tax) to other (income) expense, net, for the write-down of an insurance receivable related to a dispute with one of its excess insurance carriers in connection with these claims.

In connection with the Women’s Health Product Claims, the company was in dispute with one of its excess insurance carriers relating to an aggregate of $50 million of insurance coverage. In June 2013, the company settled this dispute with no change to the amount of the insurance coverage or the related receivable.

Other Legal Matters

During the first half of 2013, the company received subpoenas or Civil Investigative Demands from a number of State Attorneys General seeking information related to the sales and marketing of certain of the company’s products that are the subject of the Hernia Product Claims and the Women’s Health Product Claims. The company is cooperating with these requests. Since it is not feasible to predict the outcome of these proceedings, the company cannot give any assurances that the resolution of these proceedings will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2007, a U.S. District Court jury in Arizona found that certain of W.L. Gore & Associates Inc.’s (“Gore”) ePTFE vascular grafts and stent-grafts infringe the company’s patent number 6,436,135 (the “135 patent”). The jury upheld the validity of the patent and awarded the company $185 million in past damages. The jury also found that Gore willfully infringed the patent. In a second phase of the trial, the District Court ruled that Gore failed to prove that the patent is unenforceable due to inequitable conduct. In March 2009, the District Court doubled the jury award to approximately $371 million for damages through June 2007. The District Court also awarded the company attorneys’ fees of $19 million and prejudgment interest of approximately $20 million. In addition, the District Court denied Gore’s remaining motions, including its motions for a new trial and to set aside the jury’s verdict. In July 2010, the District Court awarded the company approximately $109 million in additional damages for the period from July 2007 through March 2009. Gore has deposited or secured the foregoing amounts with the District Court. The District Court also assessed a royalty rate of between 12.5% and 20%, depending on the product, that will be used to calculate damages for Gore’s infringing sales from April 2009 through the expiration of the patent. Gore has made additional deposits with the District Court of approximately $542 million, representing Gore’s calculation of royalties for its infringing sales through July 2013. Gore appealed this matter to the Court of Appeals for the Federal Circuit (the “Court of Appeals”), which on February 10, 2012 affirmed the decision of the District Court. Gore filed a petition with the Court of Appeals for a rehearing of its appeal. On June 14, 2012, the Court of Appeals reaffirmed its February 10, 2012 decision, including the ongoing royalty rates as set by the District Court, with the exception of the issue of willfulness with respect to Gore’s infringement of the 135 patent, which was remanded to the District Court. On October 12, 2012, Gore filed a petition for a writ of certiorari to the U.S. Supreme Court requesting a review of the portion of the decision that the Court of Appeals reaffirmed. The U.S. Supreme Court denied Gore’s petition on January 14, 2013. The District Court heard oral argument on June 5, 2013 as to three pending motions before it, including the company’s motion to execute on the judgment with respect to all amounts other than enhanced damages due to willfulness. In October 2013, the District Court granted Bard’s motion to execute on the judgment, denied Gore’s motion requesting a determination that Gore’s infringement was not willful and denied Gore’s motion for a new trial. The District Court’s rulings on the motions are subject to appeal. On January 28, 2013, Gore filed with the U.S. District Court a Request for Judicial Notice that the U.S. Patent and Trademark Office (“USPTO”) granted Gore’s previously filed request for a re-examination of the 135 patent. On April 1, 2013, the USPTO issued a First Office Action initially rejecting all of the claims of the 135 patent that are the subject of the re-examination. On July 10, 2013, the USPTO issued a Notice of Intent to Issue an Ex Parte Reexamination Certificate upholding the patentability of all re-examined claims of the 135 patent. This action terminated the re-examination proceeding and upheld the claims involved in the re-examination. The timing of final resolution of this litigation remains uncertain. Since the company considers these matters a gain contingency, no amounts have been recorded. Even if the company is ultimately successful in this lawsuit, it cannot give any assurances that royalties for Gore’s future infringing sales will remain at or near historic levels.

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

Litigation Reserves

The company regularly monitors and evaluates the status of product liability and other legal matters, and may, from time-to-time, engage in settlement and mediation discussions taking into consideration developments in the matters and the risks and uncertainties surrounding litigation. These discussions could result in settlements of one or more of these claims at any time.

The company evaluated the product liability matters discussed above under the heading “Product Liability Matters” based on information currently available, including: the allegations and documentation supporting or refuting such allegations; publicly available information regarding similar medical device mass tort settlements; historical information regarding other product liability settlements involving the company; and the procedural posture and stage of litigation. Based on these, and other factors, the company recorded a charge, net of estimated recoveries to other (income) expense, net, of approximately $293.0 million ($276.0 million after tax) in the second quarter of 2013, which recognized the estimated costs for certain of these product liability matters, including (with respect to such matters) asserted and unasserted claims, and costs to administer the settlements related to such matters. The charge excludes any costs associated with all but one putative class action lawsuit. The company cannot give any assurances that the actual costs incurred with respect to these product liability matters will not exceed the related amounts accrued. With respect to product liability claims that are not resolved through settlement, the company intends to vigorously defend against such claims, including through litigation. The company cannot give any assurances that the resolution of any of its product liability matters, including asserted and unasserted claims and the putative class action lawsuits, will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

Accruals for product liability and other legal matters amounted to $520.3 million and $158.1 million at September 30, 2013 and December 31, 2012, respectively. The company made total payments of $177.1 million to qualified settlement funds (“QSFs”), of which $19.5 million were made during the nine months ended September 30, 2013 subject to certain settlement conditions, for certain Hernia Product Claims. Payments to QSFs were recorded as a component of restricted cash. Total payments of $158.2 million from these QSFs have been made to qualified claimants, of which $25.6 million were made during the nine months ended September 30, 2013. In addition, other payments of $26.2 million have been made to qualified claimants, of which $15.6 million were made during the nine months ended September 30, 2013.

The company recorded receivables related to product liability matters amounting to $186.2 million and $45.6 million at September 30, 2013 and December 31, 2012, respectively. A substantial amount of the receivable at September 30, 2013 is the subject of a dispute with a supplier who has contested at least, in part, its obligation to defend and indemnify the company, which the company refutes. After considering the following factors (as appropriate): the nature of the claims, relevant contracts, relevant legal issues, the advice and judgment of outside legal counsel, and other pertinent factors, the company believes that it should collect these receivables.

The company is unable to estimate the reasonably possible losses or range of losses, if any, arising from certain existing product liability matters and other legal matters. Under U.S. generally accepted accounting principles, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight”. With respect to all putative class action lawsuits relating to product liability matters, the company is unable to estimate a range of reasonably possible losses for the following reasons: (i) all or certain of the proceedings are in early stages; (ii) the company has not received and reviewed complete information regarding all or certain of the plaintiffs and their medical conditions; and/or (iii) there are significant factual issues to be resolved. In addition, there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class.

9. Share-Based Compensation Plans

The company may grant a variety of share-based payments under the 2012 Long Term Incentive Plan of C. R. Bard, Inc., as amended and restated (the “LTIP”) and the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc., as amended and restated (the “Directors’ Plan”) to certain directors, officers and employees. At the company’s Annual Meeting of Shareholders on April 17, 2013, the shareholders authorized an additional 2,000,000 shares for issuance under the LTIP. The total number of remaining shares at September 30, 2013 that may be issued under the LTIP was 5,710,855 and under the Directors’ Plan was 39,843. Awards under the LTIP may be in the form of stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, unrestricted stock and other stock-based awards. Awards under the Directors’ Plan may be in the form of stock awards, stock options or stock appreciation rights. The company also has two employee stock purchase programs.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recognized for share-based compensation are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
(dollars in millions)
Total cost of share-based compensation plans	$16.0	$11.5	$44.6	$39.0
Amounts capitalized in inventory and fixed assets	(0.3)	(0.4)	(1.4)	(1.2)
Amounts recognized in income for amounts previously capitalized in inventory and fixed assets	0.5	0.4	1.5	1.2

Amounts charged against income	$16.2	$11.5	$44.7	$39.0

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

Anticipated purchases under the Management Stock Purchase Program (the “MSPP”) are approximately 0.2 million shares for the 2013 grant. Purchases under the MSPP were approximately 0.2 million shares for the 2012 grant. The fair value of the 2013 annual MSPP purchases was $37.20 per share and was estimated in July 2013. The fair value of the 2012 MSPP purchases was $38.33 per share. These fair value calculations used the Black-Scholes model based on the following assumptions: risk free interest rate of 0.10% and 0.16%, respectively; expected volatility of 15% and 20%, respectively; dividend yield of 0.8% and 0.9%, respectively; and expected life of 0.6 years for both valuations.

As of September 30, 2013, there were $79.3 million of unrecognized compensation expenses related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately two years. The company has sufficient shares to satisfy expected share-based payment arrangements in 2013.

10. Pension and Other Postretirement Benefit Plans

Defined Benefit Pension Plans - The company has both tax-qualified and nonqualified, noncontributory defined benefit pension plans, that together cover certain domestic and foreign employees. These plans provide benefits based upon a participant’s compensation and years of service.

The components of net periodic pension cost are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
(dollars in millions)
Service cost, net of employee contributions	$7.5	$7.0	$22.6	$20.8
Interest cost	4.6	4.9	13.7	14.6
Expected return on plan assets	(6.5)	(6.2)	(19.5)	(17.9)
Amortization	3.4	2.8	10.2	7.8

Net periodic pension cost	$9.0	$8.5	$27.0	$25.3

Other Postretirement Benefit Plan - The company does not provide subsidized postretirement healthcare benefits and life insurance coverage except for a limited number of former employees. As this plan is unfunded, contributions are made as benefits are incurred. The net periodic benefit cost was $0.1 million and $0.2 million for the quarters ended September 30, 2013 and 2012, respectively. The net periodic benefit cost was $0.4 million and $0.5 million for the nine month periods ended September 30, 2013 and 2012, respectively.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Shareholders’ Investment

The company repurchased approximately 5.2 million shares of common stock for $533.4 million in the nine months ended September 30, 2013 under its previously announced share repurchase authorizations.

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

The changes in accumulated other comprehensive income (loss) by component are as follows:

	Derivative Instruments Designated as Cash Flow Hedges		Foreign Currency Translation	Benefit Plans	Total
(dollars in millions)
Balance at December 31, 2011	$(1.4)		$41.1	$(106.3)	$(66.6)
Other comprehensive income (loss) before reclassifications	5.2		(24.3)	—	(19.1)
Tax (provision) benefit related to other comprehensive income (loss) before reclassifications(a)	(2.2)		—	—	(2.2)

Other comprehensive income (loss) before reclassifications, net of taxes	3.0		(24.3)	—	(21.3)

Amounts reclassified from accumulated other comprehensive income (loss)	(1.1	)(b)	—	8.0 (c)	6.9
Tax provision (benefit) related to amounts reclassified from accumulated other comprehensive income (loss)	0.2		—	(2.8)	(2.6)

Reclassifications, net of tax	(0.9)		—	5.2	4.3

Other comprehensive income (loss)	2.1		(24.3)	5.2	(17.0)

Balance at September 30, 2012	$0.7		$16.8	$(101.1)	$(83.6)

Balance at December 31, 2012	$(0.7)		$32.6	$(113.1)	$(81.2)
Other comprehensive income (loss) before reclassifications	2.3		(0.7)	—	1.6
Tax (provision) benefit related to other comprehensive income (loss) before reclassifications(a)	(0.4)		—	—	(0.4)

Other comprehensive income (loss) before reclassifications, net of taxes	1.9		(0.7)	—	1.2

Amounts reclassified from accumulated other comprehensive income (loss)	(0.6	)(b)	—	10.3 (c)	9.7
Tax provision (benefit) related to amounts reclassified from accumulated other comprehensive income (loss)	0.3		—	(3.7)	(3.4)

Reclassifications, net of tax	(0.3)		—	6.6	6.3

Other comprehensive income (loss)	1.6		(0.7)	6.6	7.5

Balance at September 30, 2013	$0.9		$31.9	$(106.5)	$(73.7)

(a)	Income taxes are not provided for foreign currency translation adjustment.
(b)	See Note 6 of the notes to condensed consolidated financial statements.
(c)	These components are included in the computation of net periodic pension cost. See Note 10 of the notes to condensed consolidated financial statements.

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

Net sales based on the location of external customers by geographic region are:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
(dollars in millions)
United States	$500.3	$483.4	$1,496.4	$1,469.6
Europe(a)	116.7	108.9	356.5	349.4
Japan	43.4	41.6	123.4	122.2
Other(a)	97.6	89.0	281.9	254.3

	$758.0	$722.9	$2,258.2	$2,195.5

(a)	Beginning in 2013, certain emerging markets in Europe are included in the “other” geographic region. Prior year amounts have been reclassified to conform to the current year presentation.

Total net sales by product group category are:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
(dollars in millions)
Vascular	$209.9	$202.5	$625.3	$633.0
Urology	193.7	188.1	574.2	562.0
Oncology	215.5	203.9	636.7	601.9
Surgical Specialties	118.1	107.7	358.4	333.8
Other	20.8	20.7	63.6	64.8

	$758.0	$722.9	$2,258.2	$2,195.5

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

Overview

The company designs, develops, manufactures, packages, distributes and sells medical, surgical, diagnostic and patient care devices. The company sells a broad range of products to hospitals, individual healthcare professionals, extended care health facilities and alternate site facilities on a global basis. Outside the United States, Europe and Japan are the company’s largest markets, while certain emerging markets in Asia, Latin America, and Europe are the company’s fastest-growing markets. In general, the company’s products are intended to be used once and then discarded or either temporarily or permanently implanted. The company reports sales in four major product group categories: vascular; urology; oncology; and surgical specialties. The company also has a product group category of other products.

The company’s earnings are driven by its ability to continue to generate sales of its products and improve operating efficiency. Bard’s ability to increase sales over time depends upon its success in developing, acquiring and marketing differentiated products that meet the needs of clinicians and their patients. For the nine months ended September 30, 2013, the company’s research and development (“R&D”) expense as a percentage of net sales was 10.0%. The company also makes selective acquisitions of businesses, products and technologies, generally focusing on small-to-medium sized transactions to provide ongoing growth opportunities. In addition, the company may from time-to-time consider acquisitions of larger, established companies. The company may also periodically divest lines of business in which it is not able to reasonably attain or maintain a leadership position in the market or for other strategic reasons.

Recent Developments

On October 1, 2013, the company acquired all of the outstanding shares of Medafor, Inc. (“Medafor”), a privately-held developer and supplier of plant-based hemostatic agents. The purchase consideration included an up-front cash payment of $203.7 million and future contingent payments of up to an additional $80 million based on specific revenue-based milestones through June 30, 2015.

On September 4, 2013, the company entered into a definitive agreement to acquire Rochester Medical, Inc. (“Rochester Medical”), a publicly-held developer and supplier of silicone urinary incontinence and urine drainage products, for a purchase price of $20 per share, or approximately $262 million in the aggregate to be paid at closing. The transaction is expected to close in 2013, and is subject to customary closing conditions, including approval by the shareholders of Rochester Medical as well as regulatory approvals.

On August 29, 2013, the company acquired early stage technology from 3DT Holdings LLC (“3DT”), providing the company with the rights to develop and commercialize a novel technology related to peripherally inserted central catheters (“PICCs”). 3DT received an up-front cash payment of $29.5 million and is eligible for milestone payments of up to $5 million based upon regulatory product approval. The company recorded the up-front payment as a research and development expense.

On July 29, 2013, the company acquired all of the outstanding shares of Loma Vista Medical, Inc., a privately-held company specializing in the development and commercialization of aortic valvuloplasty products, which use noncompliant fiber-based balloon technology. The total purchase consideration of $39.4 million included an up-front cash payment of $32.5 million and the fair value of contingent consideration of up to $8.0 million.

The purchases of these acquisitions were funded or are expected to be funded through a mixture of available cash and short-term debt. See Note 2 of the notes to condensed consolidated financial statements.

On June 27, 2013, the company reached a definitive agreement to sell certain assets and liabilities of its electrophysiology division (“BEP”) to Boston Scientific Corporation for $275 million in cash. The transaction is expected to be completed in 2013, subject to certain regulatory and customary closing conditions. The company expects to record a gain on the sale when the transaction is completed. See Note 2 of the notes to condensed consolidated financial statements.

During the second quarter of 2013, the company evaluated certain product liability matters based on information currently available, including: the allegations and documentation supporting or refuting such allegations; publicly available information regarding similar medical device mass tort settlements; historical information regarding other product liability settlements involving the company; and the procedural posture and stage of litigation. Based on these, and other factors, the company determined to record a charge, net of estimated recoveries to other (income) expense, net of approximately $293.0 million ($276.0 million after tax) in the second quarter of 2013, which recognized the estimated costs for certain product liability matters, including (with respect to such matters) asserted and unasserted claims, as well as costs to administer the settlements related to such matters. The charge excludes any costs associated with all but one putative class action lawsuit against the company. See Note 8 of the notes to condensed consolidated financial statements.

Healthcare Reform

Significant reforms to the U.S. healthcare system were adopted in the form of the Patient Protection and Affordable Care Act of 2010 (the “PPACA”). The PPACA requires, among other things, the company to pay a 2.3% excise tax on most U.S. medical device sales beginning in 2013. During the quarter and nine months ended September 30, 2013, the company recorded to marketing, selling and administrative expense an excise tax of $7.0 million and $22.1 million, respectively.

Results of Operations

Net Sales

Bard’s consolidated net sales for the quarter ended September 30, 2013 increased 5% on a reported basis (4% on a constant currency basis) compared to the same period in the prior year. Bard’s consolidated net sales for the nine months ended September 30, 2013 increased 3% on both a reported basis and constant currency basis compared to the same period in the prior year. Net sales “on a constant currency basis” is a non-GAAP measure and should not be viewed as a replacement of GAAP results. See “Management’s Use of Non-GAAP Measures” below. Price changes had the effect of decreasing consolidated net sales for the quarter and nine months ended September 30, 2013 by approximately 80 basis points and 110 basis points, respectively, as compared to the same periods in the prior year. Exchange rate fluctuations had the effect of increasing consolidated net sales for the quarter ended September 30, 2013 by approximately 1 percentage point as compared to the same period in the prior year. Exchange rate fluctuations had a nominal impact on consolidated net sales for the nine months ended September 30, 2013 as compared to the same period in the prior year. The primary exchange rate movement that impacts net sales is the movement of the Euro compared to the U.S. dollar. The impact of exchange rate movements on net sales is not indicative of the impact on net earnings due to the offsetting impact of exchange rate movements on operating costs and expenses, costs incurred in other currencies and the company’s hedging activities.

Bard’s United States net sales of $500.3 million for the quarter ended September 30, 2013 increased 3% compared to $483.4 million in the prior year quarter. Net sales in the United States have moderated in recent quarters, a trend that may continue. International net sales of $257.7 million for the quarter ended September 30, 2013 increased 8% on a reported basis (6% on a constant currency basis) compared to $239.5 million in the prior year quarter. Bard’s United States net sales of $1,496.4 million for the nine months ended September 30, 2013 increased 2% compared to $1,469.6 million in the prior year. International net sales of $761.8 million for the nine months ended September 30, 2013 increased 5% on a reported basis (4% on a constant currency basis) compared to $725.9 million in the prior year period.

A summary of net sales by product group category is as follows:

Product Group Summary of Net Sales

	Quarter Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change	Constant Currency	2013	2012	Change	Constant Currency
(dollars in millions)
Vascular	$209.9	$202.5	4%	2%	$625.3	$633.0	(1)%	(2)%
Urology	193.7	188.1	3%	3%	574.2	562.0	2%	2%
Oncology	215.5	203.9	6%	6%	636.7	601.9	6%	6%
Surgical Specialties	118.1	107.7	10%	9%	358.4	333.8	7%	7%
Other	20.8	20.7	—	1%	63.6	64.8	(2)%	(2)%

Total net sales	$758.0	$722.9	5%	4%	$2,258.2	$2,195.5	3%	3%

Vascular Products - Bard markets a wide range of products for the peripheral vascular market, including endovascular products, electrophysiology products and vascular graft products. Consolidated net sales of vascular products for the quarter ended September 30, 2013 increased 4% on a reported basis (2% on a constant currency basis) compared to the prior year quarter primarily due to an increase in sales of endovascular products. Consolidated net sales of vascular products for the nine months ended September 30, 2013 decreased 1% on a reported basis (2% on a constant currency basis) compared to the prior year period primarily due to a decline in sales of endovascular products and vascular graft products. United States net sales of vascular products for the quarter ended September 30, 2013 were flat compared to the prior year quarter. International net sales of vascular products for the quarter ended September 30, 2013 increased 8% on a reported basis (6% on a constant currency basis) compared to the prior year quarter. United States net sales of vascular products for the nine months ended September 30, 2013 decreased 3% compared to the prior year period. International net sales of vascular products for the nine months ended September 30, 2013 increased 1% on a reported basis (flat on a constant currency basis) compared to the prior year period.

Consolidated net sales of endovascular products for the quarter ended September 30, 2013 increased 3% on a reported basis (2% on a constant currency basis) compared to the prior year quarter. Net sales in the product line were favorably impacted by growth in sales of biopsy products and percutaneous transluminal angioplasty (“PTA”) balloon catheters. This growth was partially offset by a decline in sales of stents. Consolidated net sales of endovascular products for the nine months ended September 30, 2013 decreased 1% on a reported basis (2% on a constant currency basis) compared to the prior year period. Declining sales of stents was the primary contributor to this decrease. This decline was partially offset by growth in sales of PTA balloon catheters and biopsy products. Net sales of stents for the quarter and nine months ended September 30, 2012 benefited from an issue with the availability of a competitor’s products.

Consolidated net sales of electrophysiology products for the quarter ended September 30, 2013 increased 9% on a reported basis (7% on a constant currency basis) compared to the prior year quarter. Net sales of electrophysiology systems were the primary contributor to the increase in sales of electrophysiology products for the quarter ended September 30, 2013. Consolidated net sales of electrophysiology products for the nine months ended September 30, 2013 increased 2% on a reported basis (1% on a constant currency basis) compared to the prior year period.

Consolidated net sales of vascular graft products for the quarter ended September 30, 2013 decreased 3% on a reported basis (4% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of vascular graft products for the nine months ended September 30, 2013 decreased 6% on both a reported basis and constant currency basis compared to the prior year period. Declining sales of peripheral vascular grafts and dialysis access grafts were the primary contributors to the decrease in sales for vascular graft products for the nine months ended September 30, 2013.

Urology Products - Bard markets a wide range of products for the urology market, including basic drainage products, continence products and urological specialty products. Bard also markets StatLock® catheter stabilization products, which are used to secure many types of catheters sold by Bard and other companies. Bard also markets Targeted Temperature Management™ products for therapeutic hypothermia. Consolidated net sales of urology products for the quarter ended September 30, 2013 increased 3% on both a reported basis and constant currency basis compared to the prior year quarter. Consolidated net sales of urology products for the nine months ended September 30, 2013 increased 2% on both a reported basis and constant currency basis compared to the prior year period. These increases included sales growth of Targeted Temperature Management™ products, basic drainage products and urological specialty products. For the quarter and nine months ended September 30, 2013, this growth was partially offset by a decline in sales of continence products, a trend that may continue. In addition, the growth for the nine months ended September 30, 2013 was partially offset by a decline in sales of StatLock® catheter stabilization products, a trend that may continue. United States net sales of urology products for the quarter ended September 30, 2013 increased 2% compared to the prior year quarter. International net sales of urology products for the quarter ended September 30, 2013 increased 6% on both a reported basis and constant currency basis compared to the prior year quarter. United States net sales of urology products for the nine months ended September 30, 2013 were flat compared to the prior year period. International net sales of urology products for the nine months ended September 30, 2013 increased 7% on both a reported basis and constant currency basis compared to the prior year period.

Consolidated net sales of basic drainage products for the quarter and nine months ended September 30, 2013 increased 3% on both a reported basis and constant currency basis compared to the prior year periods. Consolidated net sales of infection control Foley catheter products for the quarter ended September 30, 2013 increased 1% on both a reported basis and constant currency basis compared to the prior year quarter. Consolidated net sales of infection control Foley catheter products for the nine months ended September 30, 2013 were flat on both a reported basis and constant currency basis compared to the prior year period.

Consolidated net sales of urological specialty products, which include brachytherapy products, for the quarter and nine months ended September 30, 2013 increased 1% on both a reported basis and constant currency basis compared to the prior year periods. Consolidated net sales of brachytherapy products for the quarter ended September 30, 2013 were flat on both a reported basis and constant currency basis compared to the prior year quarter. Consolidated net sales of brachytherapy products for the nine months ended September 30, 2013 decreased 2% on a reported basis (1% on a constant currency basis) compared to the prior year period. The brachytherapy market has been losing procedural share to alternative therapies, a trend that may continue.

Consolidated net sales of continence products for the quarter ended September 30, 2013 decreased 8% on a reported basis (9% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of continence products for the nine months ended September 30, 2013 decreased 10% on both a reported basis and constant currency basis compared to the prior year period. The decrease was primarily due to a decline in sales of surgical continence products, a trend that may continue.

Consolidated net sales of the StatLock® catheter stabilization product line for the quarter ended September 30, 2013 were flat on a reported basis (increased 1% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of the StatLock® catheter stabilization product line for the nine months ended September 30, 2013 decreased 3% on both a reported basis and constant currency basis compared to the prior year period.

Oncology Products - Bard’s oncology business includes specialty vascular access products and enteral feeding devices. Specialty vascular access products include PICCs used for intermediate to long-term central venous access, specialty access ports and accessories (“Ports”) used most commonly for chemotherapy, dialysis access catheters and vascular access ultrasound devices, which help facilitate the placement of PICCs. Consolidated net sales of oncology products for the quarter and nine months ended September 30, 2013 increased 6% on both a reported basis and constant currency basis compared to the prior year periods. These increases are due to growth in sales of PICCs, Ports and dialysis access catheters. United States net sales of oncology products for the quarter and nine months ended September 30, 2013 increased 4% compared to the prior year periods. International net sales of oncology products for the quarter ended September 30, 2013 increased 11% on both a reported basis and constant currency basis compared to the prior year quarter. International net sales of oncology products for the nine months ended September 30, 2013 increased 10% on both a reported basis and constant currency basis compared to the prior year period.

Consolidated net sales of PICCs for the quarter and nine months ended September 30, 2013 increased 7% on both a reported basis and constant currency basis compared to the prior year periods. Consolidated net sales of Ports for the quarter ended September 30, 2013 increased 5% on a reported basis (4% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of Ports for the nine months ended September 30, 2013 increased 3% on both a reported basis and constant currency basis compared to the prior year period.

Consolidated net sales of dialysis access catheters for the quarter ended September 30, 2013 increased 10% on both a reported basis and constant currency basis compared to the prior year quarter. Consolidated net sales of dialysis access catheters for the nine months ended September 30, 2013 increased 8% on both a reported basis and constant currency basis compared to the prior year period. Consolidated net sales of vascular access ultrasound devices for the quarter ended September 30, 2013 increased 3% on both a reported basis and constant currency basis compared to the prior year quarter. Consolidated net sales of vascular access ultrasound devices for the nine months ended September 30, 2013 increased 7% on a reported basis (6% on a constant currency basis) compared to the prior year period.

Surgical Specialty Products - Surgical specialty products include soft tissue repair products, performance irrigation devices and sealant products. Consolidated net sales of surgical specialty products for the quarter ended September 30, 2013 increased 10% on a reported basis (9% on a constant currency basis) compared to the prior year quarter. This increase includes 7 percentage points of growth on a reported basis (6 percentage points on a constant currency basis) from the addition of surgical sealant products through the acquisition of Neomend, Inc. Consolidated net sales of surgical specialty products for the nine months ended September 30, 2013 increased 7% on both a reported basis and constant currency basis compared to the prior year period, which includes 5 percentage points of growth on a reported basis (6 percentage points on a constant currency basis) from the addition of the surgical sealant products. United States net sales of surgical specialty products for the quarter ended September 30, 2013 increased 12% compared to the prior year quarter. International net sales of surgical specialty products for the quarter ended September 30, 2013 increased 4% on a reported basis (3% on a constant currency basis) compared to the prior year quarter. United States net sales of surgical specialty products for the nine months ended September 30, 2013 increased 8% compared to the prior year period. International net sales of surgical specialty products for the nine months ended September 30, 2013 increased 6% on both a reported basis and constant currency basis compared to the prior year period.

The soft tissue repair product line includes synthetic and natural-tissue hernia repair implants, natural-tissue breast reconstruction implants and hernia fixation products. Consolidated net sales of soft tissue repair products for the quarter ended September 30, 2013 increased 5% on both a reported basis and constant currency basis compared to the prior year quarter. Consolidated net sales of soft tissue repair products for the nine months ended September 30, 2013 increased 4% on both a reported basis and constant currency basis compared to the prior year period. Net sales in this product line for the quarter and nine months ended September 30, 2013 were favorably impacted by growth in sales of synthetic hernia repair products and natural-tissue hernia repair. This growth was partially offset by declines in hernia fixation products, a trend that may continue.

Other Products - The other product group includes irrigation, wound drainage and certain original equipment manufacturers’ products.

Costs and Expenses

A summary of costs and expenses as a percentage of net sales is as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012(A)

Cost of goods sold	38.5%	37.7%	39.1%	38.2%
Marketing, selling and administrative expense	29.5%	27.2%	29.5%	27.5%
Research and development expense	13.1%	7.2%	10.0%	6.9%
Interest expense	1.5%	1.3%	1.5%	1.3%
Other (income) expense, net	1.7%	1.9%	15.0%	0.9%

Total costs and expenses	84.3%	75.3%	95.1%	74.7%

(A)	Amounts do not add due to rounding.

Cost of goods sold - Cost of goods sold consists principally of the manufacturing and distribution costs of the company’s products. The category also includes royalties, amortization of intangible assets and the impact of certain hedging activities. Cost of goods sold as a percentage of net sales for the quarter and nine months ended September 30, 2013 increased 80 basis points and 90 basis points, respectively, compared to the prior year periods. These costs as a percentage of net sales increased primarily due to decreases in selling prices and targeted investments. Incremental amortization of intangible assets acquired in 2013 and 2012 increased cost of goods sold as a percentage of net sales by approximately 20 basis points over both the prior year quarter and nine month period.

Marketing, selling and administrative expense - Marketing, selling and administrative expense consists principally of the costs associated with the company’s sales and administrative organizations. These costs as a percentage of net sales for the quarter and nine months ended September 30, 2013 increased 230 basis points and 200 basis points, respectively, compared to the prior year periods. These costs as a percentage of net sales increased primarily due to the new excise tax on the U.S. sales of medical devices, targeted investments in this area including in emerging markets, and related costs from operations acquired in 2012.

Research and development expense - Research and development expense consists principally of costs related to internal research and development activities, milestone payments for third-party research and development activities, and acquired in-process R&D (“IPR&D”) costs arising from the company’s business development activities. IPR&D payments may impact the comparability of the company’s results of operations between periods. Research and development expense for the quarter ended September 30, 2013 was $99.4 million, an increase of approximately 90% compared to the prior year quarter. Research and development expense for the nine months ended September 30, 2013 was $224.8 million, an increase of approximately 49% compared to the prior year period. These increases in research and development expense reflect targeted investments in this area and costs from operations acquired in 2012. Included in research and development expense for the quarter and nine months ended September 30, 2013 were IPR&D charges of $29.5 million related to the acquisition of early stage technology and $3.4 million for an impairment charge related to an IPR&D project.

Interest expense - Interest expense was $11.2 million and $9.7 million for the quarters ended September 30, 2013 and 2012, respectively. Interest expense was $33.7 million and $28.9 million for the nine months ended September 30, 2013 and 2012, respectively. The increase in interest expense was partially due to the issuance of $500 million of senior unsecured notes in October 2012.

Other (income) expense, net - The components of other (income) expense, net, are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
(dollars in millions)
Interest income	$(0.3)	$(1.0)	$(0.9)	$(4.6)
Foreign exchange losses (gains)	1.7	(1.0)	4.5	(0.6)
Litigation charges, net	—	—	318.2	—
Asset impairments	—	13.2	6.4	22.2
Restructuring	—	—	(1.4)	(1.6)
Divestiture-related charges	9.7	—	9.7	—
Other, net	1.5	2.4	2.1	3.6

Total other (income) expense, net	$12.6	$13.6	$338.6	$19.0

Litigation charges, net - For the nine months ended September 30, 2013, the amount reflects the estimated costs for product liability matters, net of recoveries, and a write-down of an insurance receivable. See Note 8 of the notes to condensed consolidated financial statements.

Asset impairments - For the nine months ended September 30, 2013, the amount reflects charges for the write-down of certain core technologies. For the quarter and nine months ended September 30, 2012, the amounts reflect a charge for the write-down of certain core technologies. In addition, the amount for the nine months ended September 30, 2012 reflects impairments of assets not related to operations.

Restructuring - For the nine months ended September 30, 2013, the amount reflects the reversal of certain restructuring costs recognized during the fourth quarter of 2012. For the nine months ended September 30, 2012, the amount reflects the reversal of certain restructuring costs recognized in the second half of 2011.

Divestiture-related charges - For the quarter and nine months ended September 30, 2013, the amounts reflect charges incurred in connection with the divestiture of the BEP business including transaction costs, primarily consisting of legal costs, and other separation costs, including employee termination and consulting costs.

Income Tax Provision

The effective tax rate for the quarter ended September 30, 2013 was approximately 22%, compared to approximately 27% for the prior year quarter. The effective tax rate for the quarter and nine months ended September 30, 2013 reflected the discrete tax effects of an IPR&D charge related to the acquisition of 3DT, which was incurred in a high tax jurisdiction, and a benefit associated with the remeasurement of an uncertain tax position as a result of the settlement of the Brachytherapy Matter. In addition, the effective tax rate for the nine months ended September 30, 2013 reflected the discrete tax effects of litigation charges, primarily related to product liability claims, which were substantially incurred in a low tax jurisdiction, and the write-down of an insurance receivable, which also was incurred in a low tax jurisdiction. See Note 8 of the notes to condensed consolidated financial statements. The effective tax rate was also impacted by the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013 and retroactively reinstated the research tax credit. Although the reinstatement of this tax credit is retroactive to January 1, 2012, the enactment of this legislation in 2013 precluded the company from recording the benefit in 2012. As a result, the company’s income tax provision was reduced by approximately $3.7 million during the nine months ended September 30, 2013 to recognize the 2012 benefit of this tax credit that would have been recorded in 2012.

Net Income and Earnings Per Share Available to Common Shareholders

The company reported net income and diluted earnings per share available to common shareholders for the quarter ended September 30, 2013 of $93.2 million and $1.15, respectively. Net income and diluted earnings per share available to common shareholders for the prior year quarter were $129.3 million and $1.50, respectively. The current year quarter reflects acquisition-related items (primarily consisting of an IPR&D charge, transaction costs, purchase accounting adjustments and integration costs) of $22.9 million, or $0.28 per diluted share, divestiture-related charges of $6.2 million, or $0.08 per diluted share, and an asset impairment of $2.2 million, or $0.03 per diluted share. The current year quarter also reflects a $2.2 million, or $0.03 per diluted share, benefit to the income tax provision associated with the remeasurement of an uncertain tax position as a result of the settlement of the Brachytherapy Matter. The prior year quarter reflects asset impairments of $8.0 million, or $0.09 per diluted share, and acquisition-related items (primarily consisting of an IPR&D charge and transaction costs) of $4.1 million, or $0.05 per diluted share.

The company reported net income and diluted earnings per share available to common shareholders for the nine months ended September 30, 2013 of $22.3 million and $0.27, respectively. Net income and diluted earnings per share available to common shareholders for the nine months ended September 30, 2012 was $401.9 million and $4.64, respectively. The current nine month period reflects net litigation charges of $300.1 million, or $3.63 per diluted share, acquisition-related items (primarily consisting of IPR&D charges, transaction costs, purchase accounting adjustments and integration costs) of $25.3 million, or $0.31 per diluted share, asset impairments of $9.5 million, or $0.12 per diluted share, divestiture-related charges of $6.2 million, or $0.08 per diluted share, and a reversal of certain restructuring costs of $1.0 million, or $0.01 per diluted share. The current nine month period also reflects a $2.2 million, or $0.03 per diluted share, benefit to the income tax provision associated with the remeasurement of an uncertain tax position as a result of the settlement of the Brachytherapy Matter. The prior nine month period reflects asset impairments of $13.8 million, or $0.16 per diluted share, acquisition-related items (primarily consisting of an IPR&D charge, transaction costs, purchase accounting adjustments and integration costs) of $5.7 million, or $0.07 per diluted share, and a reversal of certain restructuring costs of $1.1 million, or $0.01 per diluted share. The prior nine month period also reflects an increase to the income tax provision of $1.1 million, or $0.01 per diluted share, due to the write-down of a tax receivable in a foreign jurisdiction.

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

	2013	2012
(dollars in millions)
Working capital	$1,246.9	$1,000.7

Current ratio	3.47/1	2.28/1

Cash and cash equivalents held by the company’s foreign subsidiaries were $767.3 million and $786.1 million at September 30, 2013 and December 31, 2012, respectively. It is the company’s intention to permanently reinvest the majority of these funds outside the United States to finance foreign operations, and the company’s plans do not demonstrate a need to repatriate these funds. If these funds are needed for U.S. operations for currently unforeseen circumstances or can no longer be permanently reinvested outside the United States, the company would be required to accrue and pay U.S. taxes on the earnings associated with these funds. In the United States, ongoing operating cash flows and available borrowings under the company’s committed syndicated bank credit facility provide it with sufficient liquidity.

For the nine months ended September 30, 2013 and 2012, net cash provided by operating activities was $417.0 million and $427.2 million, respectively. The decrease in net cash provided by operating activities reflects a settlement payment for the Brachytherapy Matter previously recorded in 2012, partially offset by lower payments to claimants for Hernia Product Claims previously recorded in 2011.

For the nine months ended September 30, 2013, net cash used by investing activities was $107.9 million compared to the $60.0 million net cash provided by investing activities in the prior year period. Capital expenditures were approximately $47.3 million and $55.5 million for the nine month periods ended September 30, 2013 and 2012, respectively. The company spent $68.5 million and $14.1 million for the acquisition of businesses, products and technology to augment existing product lines for the nine months ended September 30, 2013 and 2012, respectively. Net cash used by investing activities in the prior year reflected $119.6 million related to the release of restricted cash from qualified settlement funds to claimants pursuant to the settlement of certain Hernia Product Claims.

For the nine months ended September 30, 2013, the company used $415.8 million in cash for financing activities, compared to the $269.8 million used in the prior year period. Total debt was $1.5 billion and $1.4 billion at September 30, 2013 and December 31, 2012, respectively. Total debt to total capitalization was 50.0% and 42.3% at September 30, 2013 and December 31, 2012, respectively. Net cash used in financing activities reflects $546.9 million used to repurchase 5,110,235 shares of common stock in the nine months ended September 30, 2013 compared to approximately $372.5 million to repurchase 3,876,516 shares of common stock in the prior year period. The company paid cash dividends of $0.61 per share and $0.58 per share for the nine month periods ended September 30, 2013 and 2012, respectively.

On September 26, 2013, the company amended its $600 million five-year committed syndicated bank credit facility that was scheduled to expire in October 2016. The amendment includes an increase of the aggregate principal amount of credit available under the syndicated bank credit facility to $750 million and extends the commitment termination date until September 26, 2018. The amended credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The facility includes pricing based on the company’s long-term credit rating and includes a financial covenant that limits the amount of total debt to total capitalization. At September 30, 2013, the company was in compliance with this covenant. The company had commercial paper borrowings outstanding of $97.5 million at September 30, 2013. There were no commercial paper borrowings outstanding at December 31, 2012.

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

Effective management of and reaction to risks involved in our business, including:

•	the ability to achieve manufacturing or administrative efficiencies, including gross margin benefits from our manufacturing processes and supply chain programs or in connection with the integration of acquired businesses;

•	the effects of negative publicity concerning our products, which could result in product withdrawals or decreased product demand and which could reduce market or governmental acceptance of our products;

•	the ability to identify appropriate companies, businesses and technologies as potential acquisition candidates, to consummate and successfully integrate such transactions or to obtain agreements for such transactions on favorable terms;

•	the reduction in the number of procedures using our devices caused by customers’ cost-containment pressures or preferences for alternate therapies;

•	the ability to implement, and realize the benefits of, our plans to invest in our business, including our plan to increase research and development expenditures with a focus on new market categories, increase growth in emerging and/or faster growing markets outside the United States and acquire growth platforms designed to change the mix of our portfolio towards faster, sustainable long-term growth;

•	the uncertainty of whether increased research and development expenditures and sales force expansion will result in increased sales;

•	the ability to reduce exposure and uncertainty related to tax audits, appeals and litigation;

•	internal factors, such as retention of key employees, including sales force employees;

•	the ability to achieve earnings forecasts, which are generated based, among other things, on projected volumes and sales of many product types, some of which are more profitable than others;

•	changes in factors and assumptions or actual results that differ from our assumptions on stock valuation and employee stock option exercise patterns, which could cause compensation expense recorded in future periods to differ significantly from the compensation expense recorded in the current period;

•	changes in factors and assumptions could cause pension cost recorded in future periods to differ from the pension cost recorded in the current period;

•	the effect of market fluctuations on the value of assets in the company’s pension plans and the possibility that the company may need to make additional contributions to the plans as a result of any decline in the fair value of such assets;

•	damage to a facility where our products are manufactured or from which they are distributed, which could render the company unable to manufacture or distribute one or more products and may require the company to reduce the output of products at the damaged facility thereby making it difficult to meet product shipping targets;

•	the potential impairment of goodwill and intangible assets of the company resulting from insufficient cash flow generated from such assets specifically, or our business more broadly, so as to not allow the company to justify the carrying value of the assets;

•	the ability to obtain appropriate levels of product liability insurance on reasonable terms;

•	the ability to recover for claims made to our insurance companies;

•	the ability to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to these systems; and

•	the ability to realize the anticipated benefits of our restructuring activities, including our 2012 Restructuring Plan, to improve the company’s overall cost structure and improve efficiency.

Competitive factors, including:

•	the trend of consolidation in the medical device industry as well as among our customers, resulting in potentially greater pricing pressures and more significant and complex contracts than in the past, both in the United States and abroad;

•	development of new products or technologies by competitors having superior performance compared to our current products or products under development which could negatively impact sales of our products or render one or more of our products obsolete;

•	technological advances, patents and registrations obtained by competitors that would have the effect of excluding the company from new market segments or preventing the company from selling a product or including key features in the company’s products;

•	attempts by competitors to gain market share through aggressive marketing programs; and

•	reprocessing by third-party reprocessors of our products designed and labeled for single use.

Difficulties and delays inherent in the development, manufacturing, marketing and sale of medical products, including:

•	the ability to complete planned and/or ongoing clinical trials successfully, to develop and obtain regulatory approval for products on a timely basis and to launch products on a timely basis within cost estimates;

•	lengthy and costly regulatory approval processes, which may result in lost market opportunities and/or delayed product launches;

•	delays or denials of, or grants of low or reduced levels of reimbursement for, procedures using newly developed products;

•	the suspension or revocation of authority to manufacture, market or distribute existing products;

•	the imposition of additional or different regulatory requirements, such as those affecting manufacturing and labeling;

•	performance, efficacy, quality or safety concerns for existing products, whether scientifically justified or not, that may lead to product discontinuations, product withdrawals, recalls, field corrections, regulatory enforcement actions, litigation or declining sales, including adverse events and/or concerns relating to the company’s vena cava filters, pelvic floor repair products and hernia repair products;

•	FDA inspections resulting in Form-483 notices and/or warning letters identifying deficiencies in the company’s manufacturing practices and/or quality systems; warning letters identifying violations of FDA regulations that could result in product holds, recalls, restrictions on future clearances by the FDA and/or civil penalties;

•	the failure to obtain, limitations on the use of, or the loss of, patent and other intellectual property rights, and the failure of efforts to protect our intellectual property rights against infringement and legal challenges that can increase our costs;

•	difficulties obtaining necessary components or raw materials used in the company’s products and/or price increases from the company’s suppliers of critical components or raw materials, including oil-based resins, or other interruptions of the supply chain; and

•	customers that may limit the number of manufacturers or vendors from which they will purchase products, which can result in the company’s inability to sell products to or contract with large hospital systems, integrated delivery networks or group purchasing organizations.

Governmental action, including:

•	the impact of continued healthcare cost containment;

•	new laws and judicial decisions related to healthcare availability, healthcare reform, payment for healthcare products and services or the marketing and distribution of products, including legislative or administrative reforms to the United States Medicare and Medicaid systems or other United States or international reimbursement systems in a manner that would significantly reduce or eliminate reimbursements for procedures that use the company’s products;

•	changes in the FDA and/or foreign regulatory approval processes that may delay or prevent the approval of new products and result in lost market opportunity;

•	the impact of more vigorous compliance and enforcement activities affecting the healthcare industry in general or the company in particular;

•	changes in the tax laws affecting our business, such as the excise tax in Puerto Rico;

•	changes in the environmental laws or standards affecting our business;

•	changes in laws that could require facility upgrades or process changes and could affect production rates and output; and

•	compliance costs and potential penalties and remediation obligations in connection with environmental laws, including regulations regarding air emissions, waste water discharges and solid waste.

Legal disputes, including:

•	disputes over legal proceedings, including our patent infringement suit against W.L. Gore & Associates Inc. (“Gore”), the outcome of the Gore matters and the timing of final resolution of the Gore matters;

•	product liability claims, which may involve lawsuits seeking class action status or seeking to establish multi-district litigation proceedings, including the Hernia Product Claims, the Women’s Health Product Claims and the Filter Product Claims;

•	claims asserting securities law violations;

•	claims asserting, and/or subpoenas seeking information regarding, violations of law in connection with federal and/or state healthcare programs such as Medicare or Medicaid;

•	derivative shareholder actions;

•	claims and subpoenas asserting antitrust violations;

•	environmental claims, including risks relating to accidental contamination or injury from the use of hazardous materials in the company’s manufacturing, sterilization and research activities and the potential for the company to be held liable for any resulting damages; and

•	commercial disputes, including disputes over distribution agreements, license agreements, manufacturing/supply agreements, development/research agreements, acquisition or sale agreements, and insurance policies.

General economic conditions, including:

•	international and domestic business conditions;

•	political or economic instability in foreign countries;

•	interest rates;

•	foreign currency exchange rates;

•	changes in the rate of inflation; and

•	instability of global financial markets and economies including Greece, Italy, Spain, Portugal and other countries in Europe.

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

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of September 30, 2013. Based upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2013, the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to accomplish their objectives at the reasonable assurance level. There have been no changes in internal control over financial reporting for the quarter ended September 30, 2013 that have materially affected, or are likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

General

In the ordinary course of business, the company is subject to various legal proceedings, investigations and claims, including, for example, environmental matters, employment disputes, disputes on agreements and other commercial disputes. In addition, the company operates in an industry susceptible to significant product liability and patent legal claims. At any given time, in the ordinary course of business, the company is involved as either a plaintiff or defendant in a number of patent infringement actions. If a third party’s patent infringement claim were to be determined against the company, the company might be required to make significant royalty or other payments or might be subject to an injunction or other limitation on its ability to manufacture or distribute one or more products. If a patent owned by or licensed to the company is found to be invalid or unenforceable, the company might be required to reduce the value of certain intangible assets on the company’s balance sheet and to record a corresponding charge, which could be significant in amount. Many of the company’s legal proceedings and claims could have a material adverse effect on its business, results of operations, financial condition and/or liquidity.

Product Liability Matters

As of October 17, 2013, approximately 745 federal and 720 state lawsuits involving individual claims by approximately 1,575 plaintiffs, as well as two putative class actions in the United States are currently pending against the company with respect to its Composix® Kugel® and certain other hernia repair implant products (collectively, the “Hernia Product Claims”). The company voluntarily recalled certain sizes and lots of the Composix® Kugel® products beginning in December 2005. One of the U.S. class action lawsuits consolidated ten previously-filed U.S. class action lawsuits. The putative class actions, none of which has been certified, seek: (i) medical monitoring; (ii) compensatory damages; (iii) punitive damages; (iv) a judicial finding of defect and causation; and/or (v) attorneys’ fees. A settlement has been reached with respect to the three pending putative Canadian class actions within amounts previously recorded by the company. Approximately 685 of the state lawsuits, involving individual claims by approximately 785 plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions. The Hernia Product Claims also generally seek damages for personal injury resulting from use of the products.

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

As of October 17, 2013, product liability lawsuits involving individual claims by approximately 9,635 plaintiffs have been filed or asserted against the company in various federal and state jurisdictions alleging personal injuries associated with the use of certain of the company’s surgical continence products for women, including its Avaulta® line of products. In addition, five putative class actions in the United States and three putative class actions in Canada have been filed against the company (all lawsuits, collectively, the “Women’s Health Product Claims”). The Women’s Health Product Claims generally seek damages for personal injury resulting from use of the products. The putative class actions, none of which has been certified, seek: (i) medical monitoring; (ii) compensatory damages; (iii) punitive damages; (iv) a judicial finding of defect and causation; and/or (v) attorneys’ fees. With respect to certain of these claims, the company believes that one of its suppliers has an obligation to defend and indemnify the company. In October 2010, the Women’s Health Product Claims involving solely Avaulta® products pending in federal courts nationwide were transferred into an MDL in the United States District Court for the Southern District of West Virginia, the scope of which was later expanded to include lawsuits involving all women’s surgical continence products that are manufactured or distributed by the company. The company expects additional Women’s Health Product Claims pending in federal courts to be transferred to the MDL in West Virginia, with the remainder of the Women’s Health Product Claims in other jurisdictions. The first trial in the MDL commenced in July 2013 and resulted in a judgment against the company of approximately $2 million. The company intends to appeal the judgment. The next MDL trial is scheduled to occur in December 2013, with additional trials scheduled in 2014. The first trial in a state court was completed in July 2012 and resulted in a judgment against the company of approximately $3.6 million. The company has appealed this decision. During the third quarter, the company settled one MDL case and one New Jersey state case. The amounts of the settlements are subject to confidentiality requirements. In addition, during the third quarter, an MDL case was voluntarily dismissed with prejudice, and the company is currently seeking to recover attorneys’ fees for this case. The company does not believe that any verdicts or settlements entered to date are representative of potential outcomes of all Women’s Health Product Claims. The case numbers set forth above do not include generic complaints involving women’s health products where the company cannot, based on the allegations in such complaints, determine whether any of such cases involve the company’s women’s health products. While the company intends to vigorously defend the Women’s Health Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

As of October 17, 2013, product liability lawsuits involving individual claims by 40 plaintiffs are currently pending against the company in various federal and state jurisdictions alleging personal injuries associated with the use of the company’s vena cava filter products. In addition, three putative class actions were filed against the company in various state courts on behalf of plaintiffs who are alleged to have no present injury (all lawsuits, collectively, the “Filter Product Claims”). Two of these putative class actions were dismissed during the second quarter, and class certification was denied for the third putative class action in July 2013. The first Filter Product Claim trial was completed in June 2012 and resulted in a judgment for the company. The company expects additional trials of Filter Product Claims to take place over the next 12 months. During the second quarter of 2013, the company finalized settlement agreements with respect to more than 30 Filter Product Claims, and made payments with respect to such claims within the amounts previously recorded. While the company intends to vigorously defend the remaining unsettled Filter Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

In most product liability litigations of this nature, plaintiffs allege a wide variety of claims, ranging from allegations of serious injury caused by the products to efforts to obtain compensation notwithstanding the absence of any injury. In many of these cases, the company has not yet received and reviewed complete information regarding the plaintiffs and their medical conditions, and consequently, is unable to fully evaluate the claims. The company expects that it will receive and review additional information regarding any remaining unsettled product liability matters.

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

The company’s insurance coverage with respect to the Hernia Product Claims has been exhausted. In the first quarter of 2013 the company recorded a non-cash charge of $25.0 million ($24.5 million after tax) to other (income) expense, net, for the write-down of an insurance receivable related to a dispute with one of its excess insurance carriers in connection with these claims.

In connection with the Women’s Health Product Claims, the company was in dispute with one of its excess insurance carriers relating to an aggregate of $50 million of insurance coverage. In June 2013, the company settled this dispute with no change to the amount of the insurance coverage or the related receivable.

Other Legal Matters

During the first half of 2013, the company received subpoenas or Civil Investigative Demands from a number of State Attorneys General seeking information related to the sales and marketing of certain of the company’s products that are the subject of the Hernia Product Claims and the Women’s Health Product Claims. The company is cooperating with these requests. Since it is not feasible to predict the outcome of these proceedings, the company cannot give any assurances that the resolution of these proceedings will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

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

In December 2007, a U.S. District Court jury in Arizona found that certain of W.L. Gore & Associates Inc.’s (“Gore”) ePTFE vascular grafts and stent-grafts infringe the company’s patent number 6,436,135 (the “135 patent”). The jury upheld the validity of the patent and awarded the company $185 million in past damages. The jury also found that Gore willfully infringed the patent. In a second phase of the trial, the District Court ruled that Gore failed to prove that the patent is unenforceable due to inequitable conduct. In March 2009, the District Court doubled the jury award to approximately $371 million for damages through June 2007. The District Court also awarded the company attorneys’ fees of $19 million and prejudgment interest of approximately $20 million. In addition, the District Court denied Gore’s remaining motions, including its motions for a new trial and to set aside the jury’s verdict. In July 2010, the District Court awarded the company approximately $109 million in additional damages for the period from July 2007 through March 2009. Gore has deposited or secured the foregoing amounts with the District Court. The District Court also assessed a royalty rate of between 12.5% and 20%, depending on the product, that will be used to calculate damages for Gore’s infringing sales from April 2009 through the expiration of the patent. Gore has made additional deposits with the District Court of approximately $542 million, representing Gore’s calculation of royalties for its infringing sales through July 2013. Gore appealed this matter to the Court of Appeals for the Federal Circuit (the “Court of Appeals”), which on February 10, 2012 affirmed the decision of the District Court. Gore filed a petition with the Court of Appeals for a rehearing of its appeal. On June 14, 2012, the Court of Appeals reaffirmed its February 10, 2012 decision, including the ongoing royalty rates as set by the District Court, with the exception of the issue of willfulness with respect to Gore’s infringement of the 135 patent, which was remanded to the District Court. On October 12, 2012, Gore filed a petition for a writ of certiorari to the U.S. Supreme Court requesting a review of the portion of the decision that the Court of Appeals reaffirmed. The U.S. Supreme Court denied Gore’s petition on January 14, 2013. The District Court heard oral argument on June 5, 2013 as to three pending motions before it, including the company’s motion to execute on the judgment with respect to all amounts other than enhanced damages due to willfulness. In October 2013, the District Court granted Bard’s motion to execute on the judgment, denied Gore’s motion requesting a determination that Gore’s infringement was not willful and denied Gore’s motion for a new trial. The District Court’s rulings on the motions are subject to appeal. On January 28, 2013, Gore filed with the U.S. District Court a Request for Judicial Notice that the U.S. Patent and Trademark Office (“USPTO”) granted Gore’s previously filed request for a re-examination of the 135 patent. On April 1, 2013, the USPTO issued a First Office Action initially rejecting all of the claims of the 135 patent that are the subject of the re-examination. On July 10, 2013, the USPTO issued a Notice of Intent to Issue an Ex Parte Reexamination Certificate upholding the patentability of all re-examined claims of the 135 patent. This action terminated the re-examination proceeding and upheld the claims involved in the re-examination. The timing of final resolution of this litigation remains uncertain. Since the company considers these matters a gain contingency, no amounts have been recorded. Even if the company is ultimately successful in this lawsuit, it cannot give any assurances that royalties for Gore’s future infringing sales will remain at or near historic levels.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the shares of the company’s common stock repurchased during the quarter ended September 30, 2013:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs(2)
July 1 – July 31, 2013	781,221	$111.11	776,420	$377,129,352
August 1 – August 31, 2013	843,942	115.06	805,500	284,505,631
September 1 – September 30, 2013	382,010	118.00	381,408	239,498,031

Total	2,007,173	$114.08	1,963,328	$239,498,031

(1)	The company repurchased 43,845 shares during the three-month period ended September 30, 2013 that were not part of publicly-announced share repurchase authorizations. These shares were purchased from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.
(2)	On June 12, 2013, the Board of Directors approved the repurchase of up to $500 million of common stock of the company.

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

Item 6. Exhibits

Number	Description

10.34	2005 Directors’ Stock Award Plan of C. R. Bard, Inc. (as Amended and Restated)*

10.35	Amendment No. 1, dated as of September 26, 2013, to Credit Agreement dated as of October 12, 2011, among C. R. Bard, Inc., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (as Joint Lead Arrangers and Joint Bookrunners), JPMorgan Chase Bank, N.A. (as Administrative Agent), Bank of America, N.A. (as Syndication Agent) and Barclays Bank PLC, Goldman Sachs Bank USA, Wells Fargo Bank, National Association and Royal Bank of Canada (each as Documentation Agents)*

12.1	Computation of Ratio of Earnings to Fixed Charges*

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer (furnished herewith)

32.2	Section 1350 Certification of Chief Financial Officer (furnished herewith)

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C. R. BARD, INC.
(Registrant)

Date: October 24, 2013

/s/ CHRISTOPHER S. HOLLAND
Christopher S. Holland Senior Vice President and Chief Financial Officer

/s/ FRANK LUPISELLA JR.
Frank Lupisella Jr. Vice President and Controller

INDEX TO EXHIBITS

Number	Description

10.34	2005 Directors’ Stock Award Plan of C. R. Bard, Inc. (as Amended and Restated)

10.35	Amendment No. 1, dated as of September 26, 2013, to Credit Agreement dated as of October 12, 2011, among C. R. Bard, Inc., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (as Joint Lead Arrangers and Joint Bookrunners), JPMorgan Chase Bank, N.A. (as Administrative Agent), Bank of America, N.A. (as Syndication Agent) and Barclays Bank PLC, Goldman Sachs Bank USA, Wells Fargo Bank, National Association and Royal Bank of Canada (each as Documentation Agents)

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer (furnished herewith)

32.2	Section 1350 Certification of Chief Financial Officer (furnished herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document