Form 10-K
period 2013-12-31
BARD C R INC /NJ/
filed 2014-02-19
CIK 9892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $8,602,398,684 based on the closing price of stock traded on the New York Stock Exchange on June 30, 2013. As of January 31, 2014, there were 77,579,934 shares of Common Stock, $.25 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the company’s definitive Proxy Statement in connection with its 2014 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

C. R. BARD, INC. AND SUBSIDIARIES

PART I

Item 1. Business

General

C. R. Bard, Inc. and its subsidiaries (the “company” or “Bard”) are engaged in the design, manufacture, packaging, distribution and sale of medical, surgical, diagnostic and patient care devices. Charles Russell Bard founded the company in 1907. In 1923, the company was incorporated as C. R. Bard, Inc. and distributed an assortment of urological and surgical products. Bard became a publicly traded company in 1963 and began trading on the New York Stock Exchange five years later. Currently, the company sells a broad range of products to hospitals, individual healthcare professionals, extended care facilities and alternate site facilities on a global basis. In general, Bard’s products are intended to be used once and then discarded or either temporarily or permanently implanted. The company participates in the markets for vascular, urology, oncology and surgical specialty products. Bard’s product strategy is based on the following tenets, which are designed to position the company for continued growth:

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

Bard’s execution of this strategy has helped the company establish market leadership positions across its four product group categories. In 2013, approximately 80% of the company’s net sales were derived from product lines in which the company holds a number one or number two market share position.

Product Group Information

The company reports its sales in four major product group categories: vascular, urology, oncology and surgical specialties. The company also has a product group of other products. The following table sets forth for the three years ended December 31, 2013, 2012 and 2011 the approximate percentage contribution by category to Bard’s consolidated net sales on a worldwide basis.

	For the Years Ended December 31,
	2013(A)	2012	2011
Vascular	27%	29%	29%
Urology	25%	26%	25%
Oncology	28%	27%	27%
Surgical Specialties	16%	15%	16%
Other	3%	3%	3%

Consolidated net sales	100%	100%	100%

(A)	Amounts do not add due to rounding.

Vascular Products

Bard’s vascular products cover a wide range of minimally invasive devices for the treatment of peripheral vascular disease (“PVD”) and heart arrhythmias. These products include: percutaneous transluminal angioplasty

(“PTA”) catheters, chronic total occlusion (“CTO”) catheters, guidewires, fabrics, meshes, introducers and accessories; valvuloplasty balloons; peripheral vascular stents, covered stents and vascular grafts; vena cava filters; biopsy devices; and temporary pacing electrode catheters. In November 2013, Bard closed on the sale of certain assets (including its electrophysiology laboratory systems and diagnostic and therapeutic catheters) and liabilities of its electrophysiology division to Boston Scientific Corporation, retaining only the guidewire and temporary pacing electrode lines. Bard’s low-profile catheter and high-pressure balloon technology has made Conquest®, Atlas® and Dorado® PTA catheters leading choices of clinicians for the treatment of arterial venous access stenosis and other PVDs. In December 2011, Bard acquired Lutonix, Inc., a development stage company specializing in drug coated balloon technology for the treatment and prevention of vascular disease. Bard started selling this device in Europe in 2012 and is conducting the first investigational device exemption trial in the United States. The company’s Ultraverse® and VascuTrak® PTA catheters and Crosser™ CTO catheter give Bard one of the broadest offerings in the small-vessel segment of the PVD market. Bard’s line of peripheral vascular stents, covered stents and vascular grafts includes the Flair® AV (arterial venous) Access Stent Graft, E•Luminexx® and LifeStar® Iliac Stents, and the LifeStent® family of stents approved for use in the superficial femoral and proximal popliteal arteries. Bard’s vena cava filters product line includes devices that can be either permanently implanted or retrieved after the threat of blood clots traveling from the lower extremities to a patient’s lungs has passed. Bard offers a market leading portfolio of automatic core needle biopsy devices including MaxCore® and Magnum®. Bard’s Vacora® and Finesse® devices combine the benefits of a vacuum-assisted biopsy technology with a portable, self-contained needle system for the diagnosis of breast tumors. Bard offers a wide variety of products across the percutaneous breast biopsy and tissue marker segments. The EnCor® and EnCor Enspire® breast biopsy systems allow for ultrasound-, stereotactic- and MRI-guided breast biopsy procedures, and Bard’s breast tissue markers include the SenoMark®, StarchMark® and Gel Mark® product lines.

Urology Products

Bard’s urology products include basic drainage products, continence products and urological specialty products. The Foley catheter, which Bard introduced in 1934, remains one of the most important products in the urology field. The company has a market-leading position in Foley catheters, including the infection control Foley catheter (Bardex® I.C. Foley catheter), which has been proven to substantially reduce the rate of urinary tract infections. In November 2013, Bard acquired Rochester Medical Corporation and its line of intermittent self-catheters and male external catheters. Other urology products include: surgical slings used to treat stress urinary incontinence; fecal incontinence products; devices for the treatment of pelvic floor and vaginal prolapse; brachytherapy services, devices and radioactive seeds used to treat prostate cancer; intermittent urinary drainage catheters, urine monitoring and collection systems; ureteral stents; and specialty devices for stone removal procedures. The company also markets the proprietary line of StatLock® catheter stabilization devices, which are used primarily to secure peripheral intravenous catheters, thereby reducing restarts and other complications. These devices are also used to secure many other types of catheters sold by Bard and other companies, including Foley catheters. In November 2011, the company acquired Medivance, Inc. whose Arctic Sun® system with proprietary ArcticGel™ pads provides Targeted Temperature Management™ therapy to patients requiring therapeutic hypothermia.

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

Surgical Specialty Products

Bard’s surgical specialty products include implanted grafts and fixation devices for hernia and soft tissue repairs. The company’s soft tissue repair products consist of hernia repair grafts, including both synthetic and natural-tissue configurations, and hernia fixation devices. Bard has a full line of products for inguinal (groin) hernias including the Perfix® Plug and 3D Max® product lines. Bard also has the Phasix™ line of products, which includes advanced polymer technology based on a fully absorbable platform that is absorbed naturally by the body over time. The company also markets products for the repair of ventral (abdominal) hernias including the Ventrio®, Ventrio® ST, Ventralex®, Ventralex® ST and Ventralight® ST synthetic grafts. In 2011, the company launched the ECHO PS® Positioning System which helps facilitate mesh deployment in laparoscopic surgical repair. Bard’s line of natural-tissue products includes the XenMatrix® and Allomax® grafts used to repair complex ventral hernias and soft tissue reconstruction. Among the company’s hernia fixation devices is its SorbaFix™ product, a bioresorbable-tack fixation device for use in laparoscopic and open surgical procedures. In 2012, Bard acquired Neomend, Inc., whose Progel© surgical sealant is the only FDA-approved product available for intraoperative sealing of air leaks in connection with thoracic surgery. Progel© has also received a CE mark for both lung sealing and as an anti-adhesion barrier. In October 2013, Bard acquired Medafor, Inc. and its Arista® AH plant-based hemostat product line complementing Bard’s Progel© surgical sealant technology.

International

Through subsidiaries and a joint venture, Bard markets its products to customers in over 100 countries outside the United States. The products sold in the international markets include many of the products described above. However, the principal markets, products and methods of distribution in the company’s international businesses vary with market size and stage of development. The company’s principal international markets are currently in Europe and Japan, and the company expects to continue investing to expand sales and marketing resources in order to capitalize on opportunities in other markets, such as certain emerging markets in Asia, Latin America and Eastern Europe. Generally, the company maintains a geographically-based sales organization that it believes provides greater flexibility in international markets. Approximately 77% of international sales are of products manufactured by Bard in the United States, Puerto Rico or Mexico. For financial reporting purposes, revenues and long-lived assets in significant geographic areas are presented in Note 15 of the notes to consolidated financial statements included in this Form 10-K.

Bard’s foreign operations are subject to certain financial and other risks, and international operations in general present complex tax and cash management issues. Relationships with customers and effective terms of sale frequently vary by country. Trade receivable balances outside the United States generally are outstanding for longer periods than in the United States, particularly in Europe. Inventory management is also an important business concern due to the potential for rapidly changing business conditions and currency exposure. Foreign currency exchange rate fluctuations can affect income and cash flows of international operations. The company attempts to hedge some of these currency exposures to help reduce the effects of foreign exchange fluctuations on the business. For more information, see Item 1A. “Risk Factors”, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk”, and Note 6 of the notes to consolidated financial statements included in this Form 10-K.

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

Marketing

The company’s products are distributed domestically directly to hospitals and other healthcare institutions, as well as through numerous hospital/surgical supply and other medical specialty distributors with whom the company has distribution agreements. In international markets, products are distributed either directly or through distributors, with the practice varying by country. Full-time representatives of the company in domestic and international markets engage in sales promotion. Sales to distributors, which supply the company’s products to many end-users, accounted for approximately 37%, 36% and 33% of the company’s net sales for the years ended 2013, 2012 and 2011, respectively, and the five largest distributors combined accounted for approximately 64%, 65% and 68%, respectively, of distributors’ sales for the corresponding years. One large distributor accounted for approximately 9% of the company’s net sales in each of 2013, 2012 and 2011.

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

Employees

The company had approximately 13,000 employees as of December 31, 2013.

Seasonality

The company’s business is not affected to any material extent by seasonal factors.

Research and Development

The company is engaged in both internal and external research and development in an effort to introduce new products, to enhance the effectiveness, ease of use, safety and reliability of its existing products, and to expand the applications for which the uses of its products are appropriate. The company is dedicated to developing and acquiring technologies that will furnish healthcare providers with a more complete line of products to treat medical conditions through less invasive procedures and in a cost-effective manner. The company’s research and development expenditures, including acquired in-process research and development, were $295.7 million, $203.2 million and $185.4 million in 2013, 2012 and 2011, respectively. The company evaluates developing technologies primarily in areas where it may have technological or marketing expertise for possible investment or acquisition.

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

Any of these issues could lead to a recall of, or safety alert relating to, one or more of our products and could ultimately result in the removal of these products from the body and claims against us for costs associated with the removal. Any recall, whether voluntary or required by the United States Food and Drug Administration (“FDA”) or similar governmental authorities in other countries, could result in significant costs and significant negative publicity. Negative publicity including regarding a quality or safety issue, whether accurate or inaccurate, could reduce market acceptance of our products, harm our reputation, decrease demand for our products, result in the loss of customers, lead to product withdrawals and/or harm our ability to successfully launch and market our products in the future. The foregoing problems could also result in enforcement actions by state and federal governments or other enforcement bodies, or product liability claims or lawsuits including those being brought by individuals or by groups seeking to represent a class or establish multi-district litigation proceedings. We believe that some settlements and judgments, as well as legal defense costs, may be covered in whole or in part under our product liability insurance policies with a limited number of insurance companies, or, in some circumstances, indemnification obligations to us from other parties. Amounts recovered under these arrangements may be less than the stated coverage limits or less than otherwise expected and may not be adequate to cover damages and/or costs. In addition, there is no guarantee that insurers or other parties will pay claims or that coverage or indemnity will be otherwise available. See Item 3. “Legal Proceedings” below for a description of lawsuits filed or asserted against us, including the Hernia Product Claims, Women’s Health Product Claims and Filter Product Claims (each, as defined below). Moreover, in some circumstances adverse events arising from or associated with the design, manufacture, quality or marketing of our products could result in the FDA suspending or delaying its review of our applications for new product approvals. Any of the foregoing problems could have a material adverse effect on our business, results of operations, financial condition and/or liquidity.

Reserves established for estimated losses, including with respect to legal proceedings, do not represent an exact calculation of our actual liability but instead represent our estimate of the probable loss at the time the reserve is established. Due to the inherent uncertainty underlying loss reserve estimates, additional reserves may be established from time-to-time, and actual losses may be materially higher or lower than the related reserve. Liabilities in excess of our reserves could have a material adverse effect on our business, results of operations, financial condition and/or liquidity.

We face intense competition from other companies, and our inability to continue to effectively develop, acquire and/or market new products and technologies could have a material adverse effect on our business, results of operations and/or financial condition.

The medical device business is intensely competitive and is characterized by rapid technological change. Our customers consider many factors when choosing among products, including features and reliability, quality, technology, clinical outcomes, availability, price and services provided by the manufacturer. Product introductions, alternative therapies or enhancements by competitors that provide better features, clinical outcomes or economic value and/or offer lower pricing may make our products or proposed products obsolete or less competitive. In addition, the trend of consolidation in the medical device industry and among our customers could result in greater competition and pricing pressures.

As a result, we engage in product development and improvement programs to maintain and improve our competitive position. We may not, however, be successful in enhancing existing products or developing new products or technologies that will achieve regulatory approval or receive market acceptance. As part of our business strategy, we also pursue the acquisition of complementary businesses, technologies and products. We may not be able to identify appropriate acquisition candidates, consummate transactions or obtain agreements with favorable terms. Further, once a business is acquired, any inability to successfully integrate the business, failure to retain and develop its workforce or failure to establish and maintain appropriate controls could adversely affect our ability to realize the anticipated benefits of any acquisition. These transactions are inherently risky, and there can be no assurance that any past or future transaction will be successful. If we fail to develop and successfully manufacture and launch new products, generate satisfactory clinical results, provide sufficient economic value, enhance existing products, or identify, acquire and integrate complementary businesses, technologies and products, or otherwise compete effectively, our business, results of operations and/or financial condition could be adversely affected.

Domestic and foreign legislative or administrative reforms resulting in restrictive reimbursement practices of third-party payors and cost containment measures could decrease the demand for products purchased by our customers, the prices that our customers are willing to pay for those products and the number of procedures using our devices.

Our products are purchased principally by hospitals or physicians which typically bill various third-party payors, such as governmental programs (e.g., Medicare, Medicaid and comparable foreign programs), private insurance plans and managed care plans, for the healthcare services provided to their patients. The ability of our customers to obtain appropriate reimbursement for products and services from third-party payors is critical to the success of medical device companies because it affects which products customers purchase and the prices they are willing to pay. Reimbursement varies by country and can significantly impact the acceptance of new technology. Implementation of healthcare reforms or other governmental actions in the United States and other countries may limit, reduce or eliminate reimbursement for our products (such as recent cuts to Medicare reimbursement) and adversely affect both our pricing flexibility and the demand for our products. Even when we develop or acquire a promising new product, we may find limited demand for the product unless reimbursement approval is obtained from private and governmental third-party payors.

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

We operate in many parts of the world, and our operations are affected by various state, federal and international healthcare, environmental, antitrust, anti-corruption, anti-bribery and employment laws, including, for example, various FDA and international regulations, the federal Anti-Kickback Statute, the U.S. Foreign Corrupt Practices Act (“FCPA”) and the UK Bribery Act of 2010. We are subject to periodic inspections to determine compliance with the FDA’s Quality System Regulation requirements, current medical device adverse event reporting regulations, and foreign rules and regulations. The failure to comply with these laws and regulatory standards or the discovery of previously unknown problems with a product or manufacturer: (i) could result in FDA Form-483 notices and/or warning letters or foreign equivalent, fines, delays or suspensions of regulatory clearances, detainment, seizures or recalls of products (with the attendant expenses), the banning of a particular device, an order to replace or refund the cost of any device previously manufactured or distributed, operating restrictions and/or civil or criminal prosecution, and/or penalties, as well as decreased sales as a result of negative publicity and product liability claims; and (ii) could have a material adverse effect on our business, results of operations, financial condition and/or liquidity.

It can be costly and time-consuming to obtain and maintain regulatory approvals to market a medical device. Approvals might not be granted for new devices on a timely basis, if at all. Product approvals by the FDA and other foreign regulators can be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial approval. Regulations are also subject to change as a result of legislative, administrative or judicial action, which may further increase our costs or reduce sales. For example, the FDA recently adopted rules to establish a Unique Device Identification (“UDI”) system, which will require that most medical devices distributed in the United States carry a unique device identifier. The company expects that adoption of the UDI system will result in significant cost to implement and to maintain compliance. Our failure to maintain approvals or obtain approval for new products could adversely affect our business, results of operations, financial condition and/or liquidity.

The healthcare industry is under continued scrutiny from state, federal and international governments with respect to industry practices in the area of sales and marketing. If our marketing or sales activities fail to comply with the FDA’s regulations or guidelines, or other applicable laws, we may be subject to warnings from the FDA or enforcement actions from the FDA or other enforcement bodies. In the recent past, medical device manufacturers have been the subject of investigations from government agencies related to their relationships with doctors, product marketing and off-label promotion of products, among other activities or practices. If an enforcement action involving the company were to occur, it could result in penalties, fines, the exclusion of our products from reimbursement under government-funded programs and/or prohibitions on our ability to sell our products, and could have a material adverse effect on our business, results of operations, financial condition and/or liquidity. See Item 3. “Legal Proceedings” below for a description of a matter relating to the company’s brachytherapy business and for a description of the subpoenas and Civil Investigation Demands from a number of State Attorneys General seeking information related to certain of the company’s products.

In addition, lawsuits by or otherwise involving employees, customers, licensors, licensees, suppliers, business partners, distributors, shareholders or competitors with respect to how we conduct our business could be very costly and could substantially disrupt our business. Disputes from time-to-time with companies or individuals are not uncommon, and we cannot assure you that we will be able to resolve these disputes on terms favorable to us. See Item 3. “Legal Proceedings” below for a description of lawsuits against the company. The occurrence of an adverse monetary or equitable judgment or a large expenditure in connection with a settlement of any of these matters could have a material adverse effect on our business, results of operations, financial condition and/or liquidity.

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

Sales outside the United States accounted for approximately 34% of our net sales in 2013. We anticipate that sales from international operations will continue to represent a significant portion of our total sales, and we intend to continue our expansion into emerging and/or faster-growing markets outside the United States. In addition, many of our manufacturing facilities and suppliers are located outside the United States. As a result, our sales and profitability from our international operations and our ability to implement our overall business strategy (including our plan to continue expanding into emerging and/or faster-growing markets outside the United States) are subject to risks and uncertainties that can vary by country, and include those related to political and economic conditions (such as those affecting certain countries in Europe), foreign currency exchange rate fluctuations, changes in tax laws, regulatory and reimbursement programs and policies, and the protection of intellectual property rights. These risks and uncertainties could have a material adverse effect on our business and/or results of operations.

The adoption of healthcare reform in the United States may adversely affect our business, results of operations and/or financial condition.

In March 2010, significant reforms to the U.S. healthcare system were adopted in the form of the Patient Protection and Affordable Care Act (the “PPACA”). The PPACA includes provisions that, among other things, reduce and/or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and impose new and/or increased taxes. Specifically, beginning in 2013, the medical device industry is required to subsidize healthcare reform in the form of a 2.3% excise tax on United States sales of most medical devices. This excise tax had a negative impact on our results of operations in 2013. The PPACA also reduces Medicare and Medicaid payments to hospitals and clinical laboratories, which could reduce medical procedure volumes and impact the demand for our products or the prices at which the company sells its products. While the PPACA is intended to expand health insurance coverage to uninsured persons in the United States, other elements of this legislation, such as Medicare provisions aimed at improving quality and decreasing costs, comparative effectiveness research, an independent payment advisory board, and pilot programs to evaluate alternative payment methodologies, make it difficult to determine the overall impact on sales of our products. Various healthcare reform proposals have also emerged at the state level. The impact of the PPACA and these proposals could have a material adverse effect on our business and/or results of operations.

Failure to successfully implement, manage and/or integrate critical information systems, disruption of these systems or material breaches of the security of systems involved in our operations may adversely affect our business and customer relationships.

We rely on information technology systems to process, transmit, and store electronic information in our day-to-day operations. We also rely on our and others’ technology infrastructure, among other functions, to interact with suppliers, sell our products, fulfill orders and bill, collect and make payments, ship products, provide support to customers, track customer purchases, fulfill contractual obligations and otherwise conduct business. Our internal information technology systems, as well as those systems maintained by third-party providers, may be subjected to computer viruses or other malicious codes, unauthorized access attempts, and cyber-attacks, including infiltration of data centers, any of which, if successful, could result in data leaks or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyber-attacks are becoming more sophisticated and frequent, and there can be no assurances that our protective measures will prevent future security breaches that could have a significant impact on our business, reputation, and financial results.

If we fail to maintain or protect our information technology systems and data integrity effectively, fail to implement new systems and/or update or expand existing systems (such as the company’s plan to expand its Enterprise Resource Planning, or ERP, platform more broadly through the company) or fail to anticipate, plan for or manage significant disruptions to systems involved in our operations, we could lose existing customers, have difficulty preventing, detecting, and controlling fraud, have disputes with customers, physicians, and other health care professionals, have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach, or suffer other adverse consequences, any of which could have a material adverse effect on our business, results of operations or financial condition.

New regulations related to “conflict minerals” may impact our supply chain, increase the cost of certain metals used in manufacturing our products and/or cause us to incur additional expenses.

Pursuant to Dodd-Frank, the SEC promulgated final rules regarding disclosure of the use of certain minerals, known as “conflict minerals”: tantalum, tin, and tungsten (or their ores) and gold; which are mined from the Democratic Republic of the Congo and adjoining countries. Under the rules, we will be required to determine the sources of any conflict minerals used in our products and to disclose the procedures we employ to make such determinations. The initial disclosure requirement for the 2013 calendar year is effective in May 2014. There will be costs associated with complying with the diligence and disclosure requirements, and there may be costs associated with remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products. We cannot be sure that we will be able to obtain the necessary information on conflict minerals from our suppliers or that we will be able to determine that all of our products are conflict free. As a result, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we implement.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The executive offices of the company are located in Murray Hill, New Jersey. Domestic manufacturing and development units are located in Arizona, California, Colorado, Georgia, Illinois, Massachusetts, Minnesota, Montana, New Jersey, New York, Pennsylvania, Puerto Rico, Rhode Island, South Carolina and Utah. Sales

offices are in many of these locations as well as others. Outside the United States, the company has plants or offices in Austria, Australia, Belgium, Brazil, Canada, Chile, China, Columbia, the Czech Republic, Denmark, Finland, France, Germany, Greece, India, Ireland, Italy, Korea, Malaysia, Mexico, the Netherlands, Norway, Poland, Russia, Saudi Arabia, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan, Turkey and the United Kingdom.

The company owns approximately 2.7 million square feet of space in 22 locations and leases approximately 1.5 million square feet of space in 75 locations. All of these facilities are well-maintained and suitable for the operations conducted in them.

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

Product Liability Matters

As of February 13, 2014, approximately 480 federal and 320 state lawsuits involving individual claims by approximately 950 plaintiffs, as well as two putative class actions in the United States are currently pending against the company with respect to its Composix® Kugel® and certain other hernia repair implant products (collectively, the “Hernia Product Claims”). The company voluntarily recalled certain sizes and lots of the Composix® Kugel® products beginning in December 2005. One of the U.S. putative class action lawsuits consolidated ten previously-filed U.S. class action lawsuits. The putative class actions, none of which has been certified, seek: (i) medical monitoring; (ii) compensatory damages; (iii) punitive damages; (iv) a judicial finding of defect and causation; and/or (v) attorneys’ fees. In the third quarter of 2013, a settlement was reached with respect to the three pending putative Canadian class actions within amounts previously recorded by the company. Approximately 295 of the state lawsuits, involving individual claims by approximately 430 plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions. The Hernia Product Claims also generally seek damages for personal injury resulting from use of the products.

In June 2007, the Composix® Kugel® lawsuits and, subsequently, other hernia repair product lawsuits, pending in federal courts nationwide were transferred into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island.

On June 30, 2011, the company announced that it had reached agreements in principle with various plaintiffs’ law firms to settle the majority of its existing Hernia Product Claims. Each agreement was subject to certain conditions, including requirements for participation in the proposed settlements by a certain minimum number of plaintiffs. In addition, the company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Hernia Product Claims, and intends to vigorously defend Hernia Product Claims that do not settle, including through litigation. The company cannot give any assurances that the resolution of the Hernia Product Claims that have not settled, including asserted and unasserted claims and the putative class action lawsuits, will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

As of February 13, 2014, product liability lawsuits involving individual claims by approximately 10,395 plaintiffs have been filed or asserted against the company in various federal and state jurisdictions alleging personal injuries associated with the use of certain of the company’s surgical continence products for women, including its Avaulta® line of products. In addition, five putative class actions in the United States and four putative class actions in Canada have been filed against the company (all lawsuits, collectively, the “Women’s Health Product Claims”). The Women’s Health Product Claims generally seek damages for personal injury resulting from use of the products. The putative class actions, none of which has been certified, seek: (i) medical monitoring; (ii) compensatory damages; (iii) punitive damages; (iv) a judicial finding of defect and causation; and/or (v) attorneys’ fees. With respect to certain of these claims, the company believes that one of its suppliers has an obligation to defend and indemnify the company with respect to any product defect liability. In October 2010, the Women’s Health Product Claims involving solely Avaulta® products pending in federal courts nationwide were transferred into an MDL in the United States District Court for the Southern District of West Virginia (the “District Court”), the scope of which was later expanded to include lawsuits involving all women’s surgical continence products that are manufactured or distributed by the company. The first trial in a state court was completed in July 2012 and resulted in a judgment against the company of approximately $3.6 million. The company has appealed this decision. The first trial in the MDL commenced in July 2013 and resulted in a judgment against the company of approximately $2 million. The company intends to appeal the judgment. During the third quarter of 2013, the company settled one MDL case and one New Jersey state case. The amounts of the settlements are subject to confidentiality requirements. In addition, during the third quarter of 2013, one MDL case was voluntarily dismissed with prejudice. On January 16, 2014, the District Court ordered that the company prepare 200 individual cases for trial, the timing for which is currently unknown. The next MDL trial is scheduled to occur in May 2014, with additional trials scheduled throughout 2014, some of which may be consolidated. The company does not believe that any verdicts or settlements entered to date are representative of potential outcomes of all Women’s Health Product Claims. The case numbers set forth above do not include approximately 1,390 generic complaints involving women’s health products where the company cannot, based on the allegations in the complaints, determine whether any of those cases involves the company’s women’s health products. In addition, the case numbers set forth above do not include approximately 2,195 claims that have been threatened against the company but for which complaints have not yet been filed. While the company intends to vigorously defend the Women’s Health Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

As of February 13, 2014, product liability lawsuits involving individual claims by 45 plaintiffs are currently pending against the company in various federal and state jurisdictions alleging personal injuries associated with the use of the company’s vena cava filter products. In addition, three putative class actions were filed against the company in various state courts on behalf of plaintiffs who are alleged to have no present injury (all lawsuits, collectively, the “Filter Product Claims”). Two of these putative class actions were dismissed during the second quarter of 2013, and class certification was denied for the third putative class action in July 2013. The first Filter Product Claim trial was completed in June 2012 and resulted in a judgment for the company. The company expects additional trials of Filter Product Claims to take place over the next 12 months. During the second quarter of 2013, the company finalized settlement agreements with respect to more than 30 Filter Product Claims, and made payments with respect to such claims within the amounts previously recorded. The case numbers set forth above do not include approximately 160 claims that have been threatened against the company but for which complaints have not yet been filed. While the company intends to vigorously defend the remaining unsettled Filter Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

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

The company believes that some settlements and judgments, as well as some legal defense costs, relating to product liability matters are or may be covered in whole or in part under its product liability insurance policies with a limited number of insurance carriers, or, in some circumstances, indemnification obligations to the company from other parties. In certain circumstances, insurance carriers reserve their rights with respect to coverage, or contest or deny coverage, as has occurred with respect to certain claims. When this occurs, the company intends to vigorously contest disputes with respect to its insurance coverage and to enforce its rights under the terms of its insurance policies, and accordingly, will record receivables with respect to amounts due under these policies, when recovery is probable. Amounts recovered under the company’s product liability insurance policies or indemnification arrangements may be less than the stated coverage limits or less than otherwise expected and may not be adequate to cover damages and/or costs relating to claims. In addition, there is no guarantee that insurers or other parties will pay claims or that coverage or indemnity will be otherwise available.

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

Other Legal Matters

Since early 2013, the company has received subpoenas or Civil Investigative Demands from a number of State Attorneys General seeking information related to the sales and marketing of certain of the company’s products that are the subject of the Hernia Product Claims and the Women’s Health Product Claims. The company is cooperating with these requests. Since it is not feasible to predict the outcome of these proceedings, the company cannot give any assurances that the resolution of these proceedings will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

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

Gore appealed this matter to the Court of Appeals for the Federal Circuit (the “Court of Appeals”), which on February 10, 2012 affirmed the decision of the District Court. Gore filed a petition with the Court of Appeals for a rehearing of its appeal. On June 14, 2012, the Court of Appeals reaffirmed its February 10, 2012 decision, including the ongoing royalty rates as set by the District Court, with the exception of the issue of willfulness with respect to Gore’s infringement of the 135 patent, which was remanded to the District Court for further consideration. On October 12, 2012, Gore filed a petition for a writ of certiorari to the U.S. Supreme Court requesting a review of the portion of the decision that the Court of Appeals reaffirmed. The U.S. Supreme Court denied Gore’s petition on January 14, 2013.

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

On remand of the action from the Court of Appeals, the District Court heard oral argument on June 5, 2013 on three motions pending before it – Gore’s motion requesting a determination that Gore’s infringement was not willful, Gore’s motion for a new trial, and the company’s motion to execute on the judgment with respect to all amounts other than enhanced damages due to willfulness. On October 16, 2013, the District Court denied Gore’s motion for entry of a judgment holding that Gore’s infringement was not willful and Gore’s motion for a new trial. The District Court granted the company’s motion to execute on the judgment, holding that all aspects of the judgment relating to infringement were “final and non-appealable.” The District Court continued its stay on the execution of the judgment with respect to willfulness and the related enhanced damages.

On November 1, 2013, Gore paid to the company $894.3 million in cash (the “Gore Proceeds”), the total amount of the compensatory damages for infringement, including pre- and post-judgment interest, and the royalties accrued through September 30, 2013. Gore expressly reserved its right to appeal from the District Court’s rulings and notified the company that, if successful on appeal, it would seek to recover the amounts paid to the company. On December 5, 2013, Gore filed an appeal in the Court of Appeals on all of the District Court’s rulings, including the order denying Gore’s motion for a new trial.

As of the third quarter of 2013, the company considered both the compensatory damages and the enhanced damages and the royalty awards to be contingent gains. In the fourth quarter of 2013, the company recorded a gain of $894.3 million ($557.4 million after tax) to other (income) expense, net, based on the District Court’s October 2013 rulings and the company’s receipt of the Gore Proceeds. In addition, in January 2014, the company received $37.6 million from Gore, representing Gore’s calculation of royalties for its infringing sales for the quarter ended December 31, 2013. This royalty payment will be recorded in the first quarter of 2014. The company has concluded that the chance of Gore establishing its right to recover this cash is remote. The company continues to account for the enhanced damages awarded by the District Court due to Gore’s willfulness as a contingent gain.

The timing of final resolution of this litigation remains uncertain. The company cannot give any assurances that royalties for Gore’s future infringing sales will remain at or near historic levels.

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

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Set forth below is the name, age, position, five-year business history and other information with respect to each executive officer of the company as of February 19, 2014. No family relationships exist among the officers or Board of Directors of the company. The Board of Directors elects all officers of the company annually.

Name	Age	Position
Timothy M. Ring	56	Chairman and Chief Executive Officer and Director
John H. Weiland	58	President and Chief Operating Officer and Director
Christopher S. Holland	47	Senior Vice President and Chief Financial Officer
Jim C. Beasley	50	Group President
Timothy P. Collins	53	Group President
John P. Groetelaars	47	Group Vice President
Sharon M. Luboff	51	Group Vice President
John A. DeFord	52	Senior Vice President-Science, Technology and Clinical Affairs
Peter M. Kreindler	68	Senior Vice President, General Counsel and Secretary
Patricia G. Christian	53	Vice President-Quality, Regulatory and Medical Affairs
Bronwen K. Kelly	61	Vice President-Human Resources
Frank Lupisella Jr.	53	Vice President and Controller

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

Christopher S. Holland joined Bard in 2012 as Senior Vice President and Chief Financial Officer. In July 2013, Mr. Holland assumed additional responsibilities for Bard Medical Division. Prior to joining Bard, he held executive positions at ARAMARK Corporation since 2003 and was most recently Senior Vice President, Finance and Treasurer. Previously, Mr. Holland held various positions at J.P. Morgan and Company, Inc., including Vice President, with responsibility for the medical device sector.

Jim C. Beasley joined Bard in 1989 as a territory sales manager for Bard Interventional Products. He has held a succession of management positions including President of Bard Access Systems division from 2003 to 2007 and President of Bard Peripheral Vascular division since 2007. In 2009, Mr. Beasley was promoted to Group Vice President and assumed responsibility for both divisions. In January 2012, Mr. Beasley assumed additional responsibilities for Bard’s businesses in Japan, Asia (excluding China) and Australia. In July 2013, Mr. Beasley was promoted to Group President and assumed additional responsibilities for Bard’s businesses in Latin America while continuing to be responsible for the Bard Access Systems and Bard Peripheral Vascular divisions.

Timothy P. Collins joined Bard in 1986 as a facilities planner with the USCI Division. Over the next 12 years, he held positions of increasing responsibility including Director of Operations for Diagnostic Cardiology. Concurrent with the sale of Bard’s cardiology business, Mr. Collins joined Medtronic Vascular in 1998 as Vice President/Business Unit Manager in Medtronic/AVE and was later appointed Vice President, Global Operations, Vascular. In 2003, Mr. Collins returned to Bard as President of the Bard Electrophysiology Division. In 2008, Mr. Collins was promoted to Group Vice President responsible for worldwide manufacturing operations and also assumed responsibility for the Electrophysiology Division, until its sale in November 2013. In January 2012, Mr. Collins assumed additional responsibility for Bard’s businesses in Canada. In July 2013, Mr. Collins was promoted to Group President and assumed additional responsibility for Bard’s businesses in Europe.

John P. Groetelaars joined Bard in 2008 as Vice President and General Manager of the Davol division. In 2009, Mr. Groetelaars was promoted to President of the Davol division. In July 2013, Mr. Groetelaars was promoted to Group Vice President and assumed additional responsibilities for Bard’s businesses in China, Asia and Australia while continuing to be responsible for Bard’s Davol division. Prior to joining Bard, he held positions of increasing responsibility with Boston Scientific Corporation from 2001 until joining Bard and having most recently served as General Manager and Vice President for UK, Ireland and Nordic Regions.

Sharon M. Luboff joined Bard in 2004 as President of Bard Medical Division. In 2009, Ms. Luboff was promoted to Group Vice President with responsibility for Bard’s international businesses and in 2012 she assumed additional responsibility for Bard Medical Division. In July 2013, Ms. Luboff assumed responsibility for Corporate Marketing, Reimbursement, Healthcare Economics and Business Development and Strategy. Prior to joining Bard, Ms. Luboff held positions at Baxter Healthcare including Vice President, Global Therapeutic Marketing for its Renal Division.

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

Peter M. Kreindler joined Bard in 2013 as Senior Vice President, General Counsel and Secretary. Prior to joining Bard, Mr. Kreindler was a partner in the law firm of McDermott Will & Emery, LLP. Previously, Mr. Kreindler served as Senior Vice President and General Counsel for Honeywell International, Inc. for 18 years, and held positions with Coopers & Lybrand and in private practice as a litigator.

Patricia G. Christian joined Bard in 2008 as Vice President, Regulatory Affairs and in 2011 became Vice President, Quality Assurance. In January 2014, Ms. Christian was promoted to Vice President-Quality, Regulatory and Medical Affairs. Prior to joining Bard, Ms. Christian held positions of increasing responsibility with Johnson & Johnson from 1997 until joining Bard and having most recently served as Vice President, Worldwide Regulatory Affairs for LifeScan, Inc., a Johnson & Johnson subsidiary.

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

2013	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
High	$103.51	$111.80	$120.55	$139.85
Low	$97.87	$98.25	$107.30	$113.84

2012	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
High	$99.64	$107.91	$108.31	$106.49
Low	$84.42	$94.90	$93.69	$93.79

Title of Class	Number of record holders of the company’s common stock as of January 31, 2014
Common Stock - $.25 par value	3,379

Dividends

The company paid cash dividends of $66.5 million, or $0.82 per share, in 2013 and $66.7 million, or $0.78 per share, in 2012. The following table illustrates the dividends paid per share in each of the indicated quarters.

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
2013	$0.20	$0.20	$0.21	$0.21	$0.82
2012	$0.19	$0.19	$0.20	$0.20	$0.78

The first quarter 2014 dividend of $0.21 per share was declared on December 11, 2013 and was paid on January 31, 2014 to shareholders of record on January 21, 2014.

Issuer Purchases of Equity Securities

The following table provides information with respect to the shares of the company’s common stock repurchased during the quarter ended December 31, 2013.

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs(2)
October 1 - October 31, 2013	396,852	$118.14	383,001	$194,490,425
November 1 - November 30, 2013	1,017,726	138.36	1,009,556	54,785,888
December 1 - December 31, 2013	65,381	136.35	—	54,785,888

Total	1,479,959	$132.85	1,392,557	$54,785,888

(1)	Includes 87,402 shares that the company repurchased during the three-month period ended December 31, 2013 that were not part of the publicly announced share repurchase authorization. These shares were purchased from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.
(2)	On June 12, 2013, the company announced that its Board of Directors had authorized the repurchase of up to $500 million of the common stock of the company. On January 30, 2014, the company announced that its Board of Directors had authorized the repurchase of up to an additional $500 million of common stock.

Item 6. Selected Financial Data

Set forth below is selected financial data as of the end of and for each of the years ended December 31.

	2013	2012	2011	2010	2009
(dollars and shares in thousands except per share amounts)
Income Statement Data
Net sales	$3,049,500	$2,958,100	$2,896,400	$2,720,200	$2,534,900
Net income(A)(B)(C)	689,800	530,100	328,000	509,600	461,400
Net income attributable to common shareholders(A)(B)(C)	689,800	530,100	328,000	509,200	460,100

Balance Sheet Data
Total assets	$5,041,100	$4,151,300	$3,931,400	$3,171,800	$2,906,900
Working capital(A)(C)	1,503,900	1,399,600	773,500	1,123,300	1,210,100
Long-term debt(D)(E)	1,405,700	1,409,600	908,700	896,900	149,800
Total debt(D)(E)	1,405,700	1,409,600	1,213,200	977,400	149,800
Shareholders’ investment(A)(B)(C)(E)	2,088,200	1,925,700	1,771,200	1,620,500	2,205,900

Common Stock Data
Basic earnings per share – Income from operations attributable to common shareholders(A)(B)(C)(E)	$8.54	$6.24	$3.75	$5.39	$4.66
Diluted earnings per share – Income from operations attributable to common shareholders(A)(B)(C)(E)	8.39	6.16	3.69	5.32	4.60
Cash dividends paid per share	0.82	0.78	0.74	0.70	0.66
Shareholders’ investment per share(A)(B)(C)(E)	26.33	23.12	20.64	17.35	22.58
Weighted average common shares outstanding(E)	79,300	83,300	85,800	93,400	97,700
Shareholders of record	3,393	3,596	3,869	4,061	4,199

Supplementary Data
Return on shareholders’ investment(A)(B)(C)(E)	34.4%	28.7%	19.3%	26.6%	21.9%
Net income attributable to common shareholders/net sales(A)(B)(C)	22.6%	17.9%	11.3%	18.7%	18.2%
Days – accounts receivable	54.5	56.8	58.5	57.8	58.8
Days – inventory	107.4	105.1	104.7	109.0	110.9
Total debt/total capitalization(A)(B)(C)(D)(E)	40.2%	42.3%	40.7%	37.6%	6.4%
Interest expense(D)(E)	$45,000	$39,600	$36,400	$12,700	$11,800
Research and development expense	295,700	203,200	185,400	185,400	179,600
Number of employees	13,000	12,200	12,100	11,700	11,000
Net sales per employee	$234.6	$242.5	$239.4	$232.5	$230.4
Net income attributable to common shareholders per employee(A)(B)(C)	53.1	43.5	27.1	43.5	41.8

(A)

Amounts for 2013 include the impact of estimated costs for product liability matters, net of recoveries, other litigation matters, and the Gore Proceeds. See Note 10 of the notes to consolidated financial statements.

(B)	Amounts for 2013 reflect the gain on sale of the company’s electrophysiology division. See Note 2 of the notes to consolidated financial statements.
(C)	Amounts for 2011 include the impact of certain legal settlements. See Note 10 of the notes to consolidated financial statements.
(D)	Amounts for 2012 and 2013 include the impact of a 2012 debt offering. See Note 9 of the notes to consolidated financial statements.
(E)	Amounts for 2010 through 2013 include the impact of a 2010 debt offering and accelerated share repurchase.

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

Overview

The company designs, develops, manufactures, packages, distributes and sells medical, surgical, diagnostic and patient care devices. The company sells a broad range of products to hospitals, individual healthcare professionals, extended care facilities and alternate site facilities on a global basis. Outside the United States, Europe and Japan are the company’s largest markets, while certain emerging markets in Asia, Latin America and Eastern Europe are the company’s fastest growing markets. In general, the company’s products are intended to be used once and then discarded or either temporarily or permanently implanted. The company reports sales in four major product group categories: vascular, urology, oncology and surgical specialties. The company also has a product group category of other products.

The company’s earnings are driven by its ability to continue to generate sales of its products and improve operating efficiency. Bard’s ability to increase sales over time depends upon its success in developing, acquiring and marketing differentiated products that meet the needs of clinicians and their patients. In 2013, the company’s research and development (“R&D”) expense as a percentage of net sales was 9.7%. The company also makes selective acquisitions of businesses, products and technologies, generally focusing on small-to-medium sized transactions to provide ongoing growth opportunities. In addition, the company may, from time-to-time, consider acquisitions of larger, established companies. The company may also periodically divest lines of business in which it is not able to reasonably attain or maintain a leadership position in the market or for other strategic reasons. The company spent $498.5 million in 2013, including acquired in-process R&D (“IPR&D”), for the acquisition of businesses, products and technologies.

Acquisitions, Divestiture and Legal Developments

Acquisitions

On November 14, 2013, the company acquired all of the outstanding shares of Rochester Medical, Inc. (“Rochester Medical”), a publicly-held developer and supplier of silicone urinary incontinence and urine drainage products for a purchase price of $262.3 million. Rochester Medical’s products expand Bard’s existing global urology product portfolio including an intermittent self catheter product line as well as other products used to treat male urinary incontinence.

On October 1, 2013, the company acquired all of the outstanding shares of Medafor, Inc. (“Medafor”), a privately-held developer and supplier of plant-based hemostatic agents. Medafor’s Arista® AH hemostat products provide an alternative to other commercially available hemostats, complement Bard’s Progel® surgical sealant technology and allow the company to expand its presence in the global surgical hemostat market segment. The total purchase consideration of $206.3 million included the fair value of contingent consideration of up to $80.0 million, which is based on specific revenue-based milestones through June 30, 2015.

On August 29, 2013, the company acquired early-stage technology from 3DT Holdings LLC (“3DT”), providing the company with the rights to develop and commercialize a novel technology related to peripherally inserted central catheters (“PICCs”). 3DT received an up-front cash payment of $29.5 million and is eligible for a milestone payment of up to $5.0 million based upon regulatory product approval. The company recorded the up-front payment as a research and development expense.

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

Divestiture

On November 1, 2013, the company closed on the sale of certain assets and liabilities of its electrophysiology division (the “EP Sale”) to Boston Scientific Corporation (“Boston Scientific”) and received net cash proceeds of $267.4 million. The company recorded to other (income) expense, net, a gain on the sale of $213.0 million ($118.5 million after tax). See Note 2 of the notes to consolidated financial statements.

Legal Developments

In connection with the company’s ongoing suit against W. L. Gore & Associates, Inc. (“Gore”) for infringing Bard’s patent number 6,436,135, and in accordance with Bard’s motion to execute on the judgment regarding the final and non-appealable issues, which the U.S. District Court for the District of Arizona (“District Court”) granted on October 17, 2013, Bard and Gore jointly submitted an order to the District Court directing that all funds not related to Gore’s willful infringement be paid to Bard. On November 1, 2013, Gore paid the company $894.3 million in cash (the “Gore Proceeds”), which amount represented the compensatory damages for infringement, including pre- and post-judgment interest, and the royalties accrued through September 30, 2013. In the fourth quarter 2013, the company recorded a gain of $894.3 million ($557.4 million after tax) to other (income) expense, net, based on the District Court’s October 17, 2013 rulings and the company’s receipt of the Gore Proceeds. In addition, in January 2014, the company received $37.6 million from Gore, representing Gore’s calculation of royalties for its infringing sales for the quarter ended December 31, 2013. This royalty payment will be recorded in the first quarter of 2014.

During 2013, the company evaluated certain product liability matters based on information currently available, including: the allegations and documentation supporting or refuting such allegations; publicly available information regarding similar medical device mass tort settlements; historical information regarding other product liability settlements involving the company; and the procedural posture and stage of litigation. Based on these, and other factors, the company recorded charges, net of estimated recoveries to other (income) expense, net of approximately $400.7 million ($367.6 million after tax), which recognized the estimated costs for certain product liability, including (with respect to such matters) asserted and unasserted claims, as well as costs to administer the settlements related to such matters. The charges exclude any costs associated with all but one putative class action lawsuit against the company.

For more information on legal matters, see Note 10 of the notes to consolidated financial statements.

Healthcare Reform

Significant reforms to the U.S. healthcare system were adopted in the form of the Patient Protection and Affordable Care Act of 2010 (the “PPACA”). The PPACA requires, among other things, the company to pay a 2.3% excise tax on most U.S. medical device sales beginning in 2013. During 2013, the company recorded to marketing, selling and administration expense an excise tax of $29.4 million.

Results of Operations

Net Sales

Bard’s 2013 consolidated net sales increased 3% on both a reported basis and constant currency basis over 2012 consolidated net sales. Bard’s 2012 consolidated net sales increased 2% on a reported basis (3% on a constant currency basis) over 2011 consolidated net sales. Net sales “on a constant currency basis” is a non-GAAP measure and should not be viewed as a replacement of GAAP results. See “Management’s Use of Non-GAAP Measures” below. Price changes had the effect of decreasing consolidated net sales by approximately 100 basis points and 140 basis points for 2013 and 2012, respectively, compared to the prior years. The primary exchange rate movement that impacts net sales is the movement of the Euro compared to the U.S. dollar. The impact of exchange rate movements on net sales is not indicative of the impact on net earnings due to the offsetting impact of exchange rate movements on operating costs and expenses, costs incurred in other currencies and the company’s hedging activities.

Bard’s 2013 United States net sales of $2,014.1 million increased 2% compared to $1,967.7 million in 2012. Bard’s 2013 international net sales of $1,035.4 million increased 5% on a reported basis (4% on a constant currency basis) compared to $990.4 million in 2012. Bard’s 2012 United States net sales increased 1% compared to $1,956.0 million in 2011. Bard’s 2012 international net sales increased 5% on a reported basis (9% on a constant currency basis) compared to $940.4 million in 2011.

Presented below is a summary of consolidated net sales by product group category.

Product Group Summary of Net Sales

	For the Years Ended December 31,
	2013	2012	Change	Constant Currency	2011	Change	Constant Currency
(dollars in millions)
Vascular	$830.0	$845.0	(2)%	(2)%	$842.4	—	3%
Urology	776.6	757.8	2%	3%	734.8	3%	4%
Oncology	857.1	812.4	6%	5%	779.5	4%	5%
Surgical Specialties	499.0	455.1	10%	10%	450.0	1%	2%
Other	86.8	87.8	(1)%	(1)%	89.7	(2)%	(2)%

Total net sales	$3,049.5	$2,958.1	3%	3%	$2,896.4	2%	3%

Vascular Products - Bard markets a wide range of products for the peripheral vascular market, including endovascular products, and vascular graft products. In November 2013, Bard sold its electrophysiology division to Boston Scientific, retaining only the guidewire and temporary pacing electrode product lines. Consolidated net sales of vascular products in 2013 decreased 2% on both a reported basis and constant currency basis compared to the prior year due to decreases in sales of electrophysiology and vascular graft products. United States net sales of vascular products in 2013 decreased 3% compared to the prior year. International net sales of vascular products in 2013 were flat on a reported basis (decreased 1% on a constant currency basis) compared to the prior year. Consolidated net sales of vascular products in 2012 were flat on a reported basis (increased 3% on a constant currency basis) compared to the prior year was due to an increase in sales of endovascular products offset by declines in sales of electrophysiology and vascular graft products. United States net sales of vascular products in 2012 decreased 3% compared to the prior year. International net sales in 2012 increased 4% on a reported basis (10% on a constant currency basis) compared to the prior year.

Consolidated net sales of endovascular products in 2013 were flat on a reported basis (decreased 1% on a constant currency basis) compared to the prior year. Net sales in this product line were impacted by growth in sales of percutaneous transluminal angioplasty (“PTA”) balloon catheters, vena cava filters and biopsy products offset by a decline in sales of stents. Consolidated net sales of endovascular products in 2012 increased 2% on a reported basis (5% on a constant currency basis) compared to the prior year. Stents and PTA balloon catheters were the primary contributors to the growth in this product line in 2012. Net sales of stents in 2012 benefited from an issue with the availability of a competitor’s products.

Consolidated net sales of electrophysiology products in 2013 decreased 8% on both a reported basis and constant currency basis compared to the prior year. The decrease is primarily due to the sale of the electrophysiology division in November 2013. Consolidated net sales of electrophysiology products in 2012 decreased 6% on a reported basis (2% on a constant currency basis) compared to the prior year.

Consolidated net sales of vascular graft products in 2013 decreased 5% on a reported basis (6% on a constant currency basis) compared to the prior year. Consolidated net sales of vascular graft products in 2012 decreased 6% on a reported basis (3% on a constant currency basis) compared to the prior year. Declining sales in peripheral vascular grafts was the primary driver of the decrease in both 2013 and 2012.

Urology Products - Bard markets a wide range of products for the urology market, including basic drainage products, continence products and urological specialty products. Bard also markets StatLock® catheter stabilization products, which are used to secure many types of catheters sold by Bard and other companies. Bard also markets Targeted Temperature Management™ products for therapeutic hypothermia. In November 2013, Bard acquired Rochester Medical, including their intermittent and male-external catheter product lines. In 2013, consolidated net sales of urology products increased 2% on a reported basis (3% on a constant currency basis) compared to the prior year. Sales from the acquired product lines had a nominal impact on sales growth for 2013 on a reported basis, and contributed 1 percentage point of growth on a constant currency basis compared to the prior year. Net sales were also favorably impacted by growth in sales of Targeted Temperature Management™ products and basic drainage products. These increases were partially offset by declines in sales of continence products, a trend that may continue, and StatLock® catheter stabilization products. United States net sales of urology products in 2013 increased 1% compared to the prior year. International net sales in 2013 increased 6% on both a reported basis and constant currency basis compared to the prior year. Consolidated net sales of urology products in 2012 increased 3% on a reported basis (4% on a constant currency basis) compared to the prior year due to an increase in net sales of Targeted Temperature Management™ products, partially offset by declines in sales of urological specialty products, StatLock® catheter stabilization products and continence products. United States net sales in 2012 increased 2% compared to the prior year. International net sales in 2012 increased 6% on a reported basis (9% on a constant currency basis) compared to the prior year.

Consolidated net sales of basic drainage products in 2013 increased 3% on both a reported basis and constant currency basis compared to the prior year. Consolidated net sales of basic drainage products in 2012 increased 1% on both a reported basis and constant currency basis compared to the prior year. Consolidated net sales of infection control Foley catheter products in 2013 increased 1% on both a reported basis and constant currency basis compared to the prior year. Consolidated net sales of infection control Foley catheter products in 2012 decreased 3% on both a reported basis and constant currency basis compared to the prior year.

Consolidated net sales of urological specialty products, including brachytherapy products, in 2013 were flat on both a reported basis and constant currency basis compared to the prior year. Consolidated net sales of brachytherapy products in 2013 decreased 1% on a reported basis (flat on a constant currency basis) compared to the prior year. Consolidated net sales of urological specialty products in 2012 decreased 6% on a reported basis (4% on a constant currency basis) compared to the prior year. Consolidated net sales of brachytherapy products in 2012 decreased 15% on a reported basis (11% on a constant currency basis) compared to the prior year. The brachytherapy market has been losing procedural share to alternative therapies in the United States, a trend that may continue.

Consolidated net sales of continence products in 2013 decreased 7% on both a reported basis and constant currency basis compared to the prior year. Consolidated net sales of continence products in 2012 decreased 8%

on a reported basis (7% on a constant currency basis) compared to the prior year. Net sales in 2013 and 2012 were impacted by a decline in sales of surgical continence products, a trend that may continue. Net sales in 2012 were also impacted by the discontinuation of sales of a bulking continence product.

Consolidated net sales of the StatLock® catheter stabilization product line in 2013 decreased 2% on a reported basis (1% on a constant currency basis) compared to the prior year. Consolidated net sales of the StatLock® catheter stabilization product line in 2012 decreased 2% on both a reported basis and constant currency basis compared to the prior year.

Consolidated net sales of Targeted Temperature Management™ products in 2013 increased 31% on both a reported basis and constant currency basis compared to the prior year.

Oncology Products - Bard’s oncology business includes specialty vascular access products and enteral feeding devices. Specialty vascular access products include PICCs used for intermediate to long-term central venous access, specialty access ports and accessories (“Ports”) used most commonly for chemotherapy, dialysis access catheters and vascular access ultrasound devices which help facilitate the placement of PICCs. In 2013, consolidated net sales of oncology products increased 6% on a reported basis (5% on a constant currency basis) compared to the prior year. This increase was due to growth in net sales of PICCs, Ports and dialysis access catheters. United States net sales of oncology products in 2013 increased 4% compared to the prior year. International net sales in 2013 increased 10% on both a reported basis and constant currency basis compared to the prior year. Consolidated net sales of oncology products in 2012 increased 4% on a reported basis (5% on a constant currency basis) compared to the prior year due primarily to growth in net sales of PICCs. United States net sales of oncology products in 2012 increased 3% compared to the prior year. International net sales in 2012 increased 9% on a reported basis (11% on a constant currency basis) compared to the prior year.

Consolidated net sales of PICCs in 2013 increased 8% on both a reported basis and constant currency basis compared to the prior year. Consolidated net sales of Ports in 2013 increased 3% on both a reported basis and constant currency basis compared to the prior year. Consolidated net sales of PICCs in 2012 increased 6% on both a reported basis and constant currency basis compared to the prior year. Consolidated net sales of Ports in 2012 increased 1% on a reported basis (2% on a constant currency basis) compared to the prior year.

Consolidated net sales of dialysis access catheters in 2013 increased 6% on both a reported basis and constant currency basis compared to the prior year. Consolidated net sales of vascular access ultrasound devices in 2013 increased 3% on both a reported basis and constant currency basis compared to the prior year. Consolidated net sales of dialysis access catheters in 2012 increased 2% on a reported basis (3% on a constant currency basis) compared to the prior year. Consolidated net sales of vascular access ultrasound devices in 2012 increased 8% on a reported basis (9% on a constant currency basis) compared to the prior year.

Surgical Specialty Products - Surgical specialty products include soft tissue repair products, performance irrigation devices and sealant products. In 2013, consolidated net sales of surgical specialty products increased 10% on both a reported basis and constant currency basis compared to the prior year. This increase included 5 percentage points of growth on both a reported basis and constant currency basis from the addition of surgical sealant products through the acquisition of Neomend, Inc. (“Neomend”) in 2012 and 3 percentage points of growth on both a reported basis and constant currency basis from the addition of the Arista® MHP hemostat through the acquisition of Medafor in 2013. United States net sales of surgical specialty products in 2013 increased 10% compared to the prior year. International net sales in 2013 increased 9% on a reported basis (8% on a constant currency basis) compared to the prior year. Consolidated net sales of surgical specialty products in 2012 increased 1% on a reported basis (2% on a constant currency basis) compared to the prior year due primarily to the addition of surgical sealant products through the acquisition of Neomend. United States net sales of surgical specialty products in 2012 increased 1% compared to the prior year. International net sales in 2012 increased 3% on a reported basis (6% on a constant currency basis) compared to the prior year.

The soft tissue repair product line includes synthetic and natural tissue hernia repair implants, natural tissue breast reconstruction implants, and hernia fixation products. Consolidated net sales of soft tissue repair products in 2013 increased 5% on a reported basis (4% on a constant currency basis) compared to the prior year. Net sales in this product line in 2013 were favorably impacted by growth in sales of synthetic hernia repair products and natural-tissue hernia repair products, partially offset by a decline in sales of hernia fixation products, a trend that may continue. Consolidated net sales of soft tissue repair products in 2012 increased 1% on a reported basis (2% on a constant currency basis) compared to the prior year. Net sales in this product line in 2012 were favorably impacted by growth in sales of synthetic hernia repair products and natural-tissue breast reconstruction implants, partially offset by declines in natural tissue hernia repair implants and hernia fixation products.

Other Products - The other product group includes irrigation, wound drainage and certain original equipment manufacturers’ products.

Costs and Expenses

The following is a summary of costs and expenses as a percentage of net sales for the following years ended December 31:

	2013(A)	2012	2011
Cost of goods sold	39.2%	38.0%	37.9%
Marketing, selling and administrative expense	30.2%	27.6%	27.4%
Research and development expense	9.7%	6.9%	6.4%
Interest expense	1.5%	1.3%	1.3%
Other (income) expense, net	(20.3)%	1.4%	9.4%

Total costs and expenses	60.2%	75.2%	82.4%

(A)	Amounts do not add due to rounding.

Cost of goods sold - Cost of goods sold consists principally of the manufacturing and distribution costs of the company’s products. The category also includes royalties, amortization of intangible assets and the impact of certain hedging activities. Cost of goods sold as a percentage of net sales for 2013 increased 120 basis points compared to the prior year. These costs as a percentage of net sales increased primarily due to decreases in selling prices and an increase in spending for targeted investments. Incremental amortization of intangible assets acquired in 2012 and 2013 increased cost of goods sold as a percentage of net sales by approximately 30 basis points over the prior year. Cost of goods sold as a percentage of net sales for 2012 increased 10 basis points compared to the prior year. Incremental amortization of intangible assets acquired in 2011 and 2012 increased cost of goods sold in 2012 as a percentage of net sales by approximately 70 basis points over the prior year. These increases were largely offset by cost improvements.

Marketing, selling and administrative expense - Marketing, selling and administrative expense consists principally of the costs associated with the company’s sales and administrative organizations. These costs as a percentage of net sales for 2013 increased 260 basis points from the prior year primarily due to the new excise tax on U.S. sales of medical devices, targeted investment spending in this area including in emerging markets, and related costs from operations acquired in 2012 and 2013. These costs as a percentage of net sales for 2012 increased 20 basis points from the prior year primarily due to costs from operations acquired in 2011 and continued investments in emerging markets.

Research and development expense - Research and development expense consists principally of the costs related to internal research and development activities, milestone payments for third-party research and development activities, and IPR&D costs arising from the company’s business development activities. IPR&D payments may impact the comparability of the company’s results of operations between periods. The following table presents a summary of research and development expense for the following years ended December 31:

	2013	2012	2011
(dollars in millions)
Research and development	$262.3	$199.7	$181.9
In-process research and development	33.4	3.5	3.5

Total research and development expense	$295.7	$203.2	$185.4

Research and development expense in 2013 increased approximately 31% compared to the prior year period primarily due to targeted investments in this area and costs from operations acquired in 2012 and 2013. The increase in IPR&D in 2013 compared to the prior year period is primarily due to charges of $30.0 million related to the acquisition of early-stage technology and $3.4 million for an impairment charge related to an IPR&D project. Research and development expense in 2012 increased approximately 10% compared to the prior year driven by the operations of acquisitions.

Interest expense - Interest expense in 2013 was $45.0 million as compared with 2012 interest expense of $39.6 million and 2011 interest expense of $36.4 million. The increase in interest expense in 2013 and 2012 was primarily due to the issuance of $500 million of senior unsecured notes in October 2012. In addition, the increase in interest expense in 2012 was due to higher average short-term borrowings than in the prior year.

Other (income) expense, net - Other (income) expense, net, was income of $619.3 million for 2013 and expense of $40.3 million and $271.9 million for 2012 and 2011, respectively. Other (income) expense, net, in 2013 included income of $894.3 million related to the Gore Proceeds and $213.0 million resulting from the gain on the EP Sale, partially offset by expenses of $428.0 million for litigation charges, net of recoveries, $25.0 million for annual contributions to the C. R. Bard Foundation, Inc., $17.5 million for divestiture-related charges, $11.3 million for acquisition-related items consisting of integration costs and $6.4 million for asset impairments. Other (income) expense, net, in 2012 included charges related to asset impairments of $22.2 million and net restructuring costs of $17.4 million. See Note 13 of the notes to consolidated financial statements.

Income Tax Provision

The company’s effective tax rate for 2013 was 43.2% compared to 27.6% in 2012 and 35.8% in 2011. The effective tax rate for 2013 reflected the tax effects of litigation charges, primarily related to product liability claims, which were substantially incurred in a low tax jurisdiction, and the gains related to the Gore Proceeds and the EP Sale, which were incurred in high tax jurisdictions. See Notes 2 and 10 of the notes to consolidated financial statements. The effective tax rate was also impacted by the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013 and retroactively reinstated the research tax credit. Although the reinstatement of this tax credit is retroactive to January 1, 2012, the enactment of this legislation in 2013 precluded the company from recording the benefit in 2012. As a result, the company’s income tax provision was reduced by approximately $3.7 million in 2013 to recognize the 2012 benefit of this tax credit that would have been recorded in 2012. The effective tax rate for 2011 reflected the tax effect of a charge for legal settlements related to the Hernia Product Claims, which were incurred in a low tax jurisdiction, and a charge related to the Brachytherapy Matter, part of which was not tax deductible. The tax rate in 2011 also reflected a tax benefit of $17.6 million for certain tax positions being settled as a result of the completion of U.S. Internal Revenue Service (“IRS”) examinations for the tax years from 2005 through 2007 and certain examinations in other jurisdictions.

Net Income and Earnings per Share Available to Common Shareholders

The company reported 2013 net income of $689.8 million, an increase of 30% from 2012 net income of $530.1 million. The company reported 2013 diluted earnings per share available to common shareholders of $8.39, an increase of 36% from 2012 diluted earnings per share available to common shareholders of $6.16. Net income in 2013 reflects the Gore Proceeds of $557.4 million, or $6.78 per diluted share, litigation charges, net of recoveries, of $393.5 million, or $4.79 per diluted share, gain on the EP Sale of $118.5 million, or $1.44 per diluted share, acquisition-related items (primarily consisting of IPR&D charges, integration costs, transaction costs and purchase accounting adjustments) of $34.9 million, or $0.43 per diluted share, and a contribution to the C. R. Bard Foundation, Inc. in the fourth quarter of 2013 of $14.1 million, or $0.17 per diluted share. Net income for 2013 also reflects divestiture-related charges of $12.2 million, or $0.15 per diluted share, asset impairment charges of $9.5 million, or $0.12 per diluted share, a $2.2 million, or $0.03 per diluted share, benefit to the income tax provision associated with the remeasurement of an uncertain tax position as a result of the settlement of the Brachytherapy Matter, and a reversal of certain restructuring costs of $1.0 million, or $0.01 per diluted share.

The company reported 2012 net income of $530.1 million, an increase of 62% from 2011 net income of $328.0 million. The company reported 2012 diluted earnings per share available to common shareholders of $6.16, an increase of 67% from 2011 diluted earnings per share available to common shareholders of $3.69. Net income in 2012 reflects asset impairments of $13.8 million, or $0.16 per diluted share, net restructuring costs of $11.8 million, or $0.14 per diluted share, and acquisition-related items (purchase accounting adjustments, transaction and integration costs and IPR&D charges) of $8.5 million, or $0.10 per diluted share. Net income for 2012 also reflects an increase to the income tax provision of $1.1 million, or $0.01 per diluted share, due to the write-down of a tax receivable in a foreign jurisdiction.

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

	2013	2012	2011
(dollars in millions)
Cash and cash equivalents	$1,066.9	$896.3	$596.4

Working capital	$1,503.9	$1,399.6	$773.5

Current ratio	3.56/1	4.13/1	1.84/1

Cash and cash equivalents held by the company’s foreign subsidiaries were $874.0 million and $786.1 million at December 31, 2013 and 2012, respectively. It is the company’s intention to permanently reinvest the majority of these funds outside the United States to finance foreign operations, and the company’s plans do not demonstrate a need to repatriate these funds. If these funds are needed for U.S. operations for currently unforeseen circumstances or can no longer be permanently reinvested outside the United States, the company would be required to accrue and pay U.S. taxes on the earnings associated with these funds. In the United States, ongoing operating cash flows and available borrowings under the company’s committed syndicated bank credit facility provide it with sufficient liquidity.

For the years ended December 31, 2013, 2012 and 2011, net cash provided by operating activities was $1,123.3 million, $661.2 million and $721.5 million, respectively. The increase in net cash provided by operating activities is primarily due to the receipt of the Gore Proceeds, payments to claimants for Hernia Product Claims that were lower than amounts previously recorded in 2011 and the timing of tax payments, partially offset by a settlement payment for the Brachytherapy Matter previously recorded in 2012. The decrease in net cash provided by operating activities in 2012 reflects payments to claimants for Hernia Product Claims settled in 2011, partially offset by improvements in accounts receivable collections.

During 2013, the company used $288.3 million in cash for investing activities, $190.1 million more than in 2012. During 2012, the company used $98.2 million in cash for investing activities, $674.1 million less than in 2011. Capital expenditures amounted to $69.1 million, $72.6 million and $71.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. The company spent $498.5 million in 2013, $159.3 million in 2012 and $557.2 million in 2011 for the acquisition of businesses, products and technologies to augment existing product lines. In addition, the company received net proceeds from the EP Sale of $267.4 million in 2013. Net cash used in investing activities in 2012 reflects a decrease of $122.1 million related to the release of restricted cash from qualified settlement funds (“QSFs”) to claimants pursuant to the settlement of certain Hernia Product Claims.

During 2013 and 2012, the company used $663.3 million and $263.2 million in cash for financing activities, respectively, compared to the $3.9 million provided by financing activities in 2011. Total debt was $1.4 billion at December 31, 2013 and 2012, respectively. Total debt to total capitalization was 40.2%, 42.3% and 40.7% at December 31, 2013, 2012 and 2011, respectively. The company spent approximately $738.1 million to repurchase 6,559,195 shares of common stock in 2013 compared to $472.4 million to repurchase 4,903,677 shares of common stock in 2012 and approximately $221.8 million to repurchase 2,519,410 shares of common stock in 2011. Purchases of common stock for 2011 also included a payment of $58.9 million in cash remitted to a bank counterparty upon final settlement under an accelerated share repurchase agreement. The company paid cash dividends of $66.5 million, $66.7 million and $64.6 million in 2013, 2012 and 2011, respectively.

In September 2013, the company amended its $600 million five-year committed syndicated bank credit facility that was scheduled to expire in October 2016. The amendment includes an increase in the aggregate principal amount of credit available under the syndicated bank credit facility to $750 million and extends the commitment termination date until September 2018. The amended credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The facility includes pricing based on the company’s long-term credit rating and includes a financial covenant that limits the amount of total debt to total capitalization. At December 31, 2013, the company was in compliance with this covenant. There were no commercial paper borrowings outstanding at December 31, 2013 or 2012.

Contractual Obligations

Payments due under contractual obligations at December 31, 2013, are as follows:

(dollars in millions)	Total	1 Year	2-3 Years	4-5 Years	5+ Years
Forward contracts	$75.7	$75.7	$—	$—	$—
Long-term debt	1,733.0	41.3	332.2	574.4	785.1
Operating lease obligations	177.2	30.3	50.3	39.3	57.3
Acquisition and related milestones	141.2	13.2	127.0	1.0	—
Purchase obligations	235.8	195.4	29.0	10.1	1.3
Legal settlements	16.3	16.3	—	—	—
Other long-term liabilities	99.7	8.0	11.0	18.8	61.9

	$2,478.9	$380.2	$549.5	$643.6	$905.6

The table above does not include $58.0 million of the total unrecognized tax benefits for uncertain tax positions and $6.6 million of associated accrued interest. Due to the high degree of uncertainty regarding the timing of potential future cash flows, the company is unable to make a reasonable estimate of the amount and period in which these liabilities might be paid.

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

Royalty revenue is recognized as earned in accordance with the contract terms when royalty revenue can be objectively determined. If royalty revenue cannot be objectively determined during the quarterly period in which it is earned, then royalty revenue is recognized in the following quarterly period when objective evidence is obtained and the revenue becomes fixed and determinable.

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

Contingencies - The company is subject to various legal proceedings and claims, including, for example, product liability matters, environmental matters, employment disputes, disputes regarding agreements and other commercial disputes, the outcomes of which are not within the company’s complete control and may not be known for extended periods of time. In some cases, the claimants seek damages, as well as other relief, which, if granted, could require significant expenditures. The company records a liability in its consolidated financial statements for damages and/or costs related to claims, settlements and judgments where the company has assessed that the loss is probable and an amount can be reasonably estimated. If the estimate of a probable loss is a range and no amount within the range is more likely, the company accrues the minimum amount of the range. The company records a receivable from its product liability insurance carriers or other parties when those recoveries are probable and collectible. Amounts recovered under these arrangements may be less than the stated coverage limits or less than otherwise expected and may not be adequate to cover damages and/or costs. In addition, there is no guarantee that insurers or others will pay claims or that coverage or indemnity will be otherwise available. Legal costs associated with these matters are expensed as incurred. See Note 10 of the notes to consolidated financial statements.

Income Taxes - The company operates in multiple taxing jurisdictions, both within the United States and internationally. The company regularly assesses its tax positions and includes reserves for uncertain tax positions. These positions relate to transfer pricing, the deductibility of certain expenses, intercompany transactions, state taxes and other matters. Although the outcome of tax audits is uncertain, in management’s opinion, adequate provisions for income taxes have been made for potential liabilities resulting from such matters. The recognition and measurement of a tax position is based on the company’s best judgment given the facts, circumstances and information available at the reporting date. The reserves are used or reversed once the statutes of limitation have expired or the position is effectively settled. The company believes that the ultimate outcome of these matters will not have a material impact on its financial condition and/or liquidity but may be material to its income tax provision and results of operations.

Allowance for Doubtful Accounts, Customer Rebates and Inventory Writedowns - The company makes estimates of the uncollectibility of the company’s accounts receivable, amounts that are rebated to specific customers in accordance with contractual requirements and inventory adjustments to reflect inventory valuation at the lower of cost or market. In estimating the reserves necessary for the allowance for doubtful accounts, management considers historical bad debt trends, customer concentrations, the average length of time to collect receivables, customer creditworthiness and current economic and market trends. The company establishes an allowance for doubtful accounts for estimated amounts that are uncollectible from customers. In estimating the allowance for customer rebates, management considers the lag time between the point of sale and the payment of the customer’s rebate claim, customer specific trend analysis and contractual commitments including the stated rebate rate. The company establishes an allowance for customer rebates and reduces sales for such rebate amounts. In estimating the adjustment for inventory writedowns, management considers product obsolescence, quantity on hand, future demand for the product and other market-related conditions. The company records an adjustment for inventory writedowns when such conditions cause the inventory market value to be below carrying value. The company records such adjustments to cost of sales in the period in which the condition exists.

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

IPR&D represents intangible assets acquired in a business combination that are used in research and development activities but have not yet reached technological feasibility. The amount of the purchase price allocated to IPR&D and other intangible assets is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods. The determination of fair value of IPR&D takes into consideration: the project’s stage of completion as of the acquisition date; the timing and cost of R&D work required to complete the project; the risk of a project not achieving commercial feasibility; and estimated future cash flows. Amounts capitalized as IPR&D are subject to an impairment review, using a fair value-based test, until completion or abandonment of a project. Upon successful completion, a separate determination will be made as to the useful life of the asset and amortization will begin. If the project is abandoned, the IPR&D asset will be written off.

The fair value of the liability for contingent consideration recorded on the acquisition date is based on probability weighted estimated cash flow streams, discounted back to present value using a discount rate determined in accordance with accepted valuation methods. The liability for contingent consideration is remeasured to fair value at each reporting period with changes recorded in earnings until the contingency is resolved.

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

Pension Plans - The company sponsors pension plans covering certain domestic and foreign employees who meet eligibility requirements. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by the company. In addition, the company also uses subjective factors, such as withdrawal and mortality rates, to estimate these factors. The actuarial assumptions used by the company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of the participants. A change of plus (minus) 25 basis points in the discount rate assumption, with other assumptions held constant, would have an estimated $1.0 million favorable (unfavorable) impact on the company’s net pension cost. A change of plus (minus) 25 basis points in the expected rate of return on plan assets assumption, with other assumptions held constant, would have an estimated $1.0 million favorable (unfavorable) impact on the company’s net pension cost.

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

•

the ability to implement, and realize the benefits of, our prior and planned investments in our business, including research and development expenditures focused on new market categories, and our plan to grow in emerging and/or faster-growing markets outside the United States and acquire growth platforms designed to change the mix of our portfolio towards faster, sustainable long-term growth;

•	the uncertainty of whether research and development expenditures and sales force expansion will result in increased sales;

•	the ability to reduce exposure and uncertainty related to tax audits, appeals and litigation;

•	the risk that the company may not successfully implement its expansion of its Enterprise Resource Planning (“ERP”) information system;

•	internal factors, such as retention of key employees, including sales force employees;

•

the ability to achieve earnings forecasts, which are generated based, among other things, on projected volumes and sales of many product types, some of which are more profitable than others, and projected royalty revenue related to W.L. Gore & Associates Inc.’s infringing sales;

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

•	the ability to obtain appropriate levels of product liability insurance on reasonable terms;

•	the ability to recover for claims made to our insurance companies; and

•	the ability to realize the anticipated benefits of our restructuring activities to improve the company’s overall cost structure and improve efficiency.

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

•

changes in the tax laws affecting our business, such as proposed comprehensive tax reform in the United States and proposed legislation in multiple jurisdictions resulting from the adoption of Organisation for Economic Co-operation and Development (OECD) policies;

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Bard operates on a global basis and therefore is subject to the exposures that arise from foreign currency exchange rate fluctuations. The company manages these exposures using operational and economic hedges as well as derivative financial instruments. The company’s foreign currency exposures may change over time as changes occur in the company’s international operations. The company’s objective in managing its exposures to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with assets, liabilities, net investments and probable commitments denominated in foreign currencies. In order to reduce the risk of foreign currency exchange rate fluctuations, the company will from time-to-time enter into derivative financial instruments to hedge a portion of its expected foreign currency denominated cash flow from operations. The instruments that the company uses for hedging are forward contracts and options with major financial institutions. The company expects that the changes in fair market value of such contracts will have a high correlation to the price changes in the related hedged cash flow. The principal currencies the company hedges are the Euro, the British Pound, the Mexican Peso, the Canadian Dollar, the Australian Dollar and the Japanese Yen. Any gains and losses on these hedge contracts are expected to offset changes in the value of the related exposure. Bard’s risk management guidelines prohibit entering into financial instruments for speculative purposes. The company enters into foreign currency transactions only to the extent that foreign currency exposure exists. A sensitivity analysis of changes in the fair value of all foreign exchange derivative contracts at December 31, 2013 indicates that if the U.S. dollar uniformly strengthened by 10% against all currencies, the fair value of these contracts would increase by $1.2 million, and if the U.S. dollar uniformly weakened by 10% against all currencies, the fair value of these contracts would increase by $4.6 million. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.

The company’s investment portfolio primarily includes cash equivalents for which the market values are not significantly affected by changes in interest rates. The market value of the company’s fixed-rate debt is affected by a change in the medium- to long-term U.S. interest rates because the borrowings generally have longer maturities. The market value of the company’s fixed-rate debt including the effect of the related interest rate swap contract effectively converting the 2.875% fixed-rate notes due 2016 to floating-rate instruments approximated $1,435.4 million at December 31, 2013. A sensitivity analysis, assuming a 100 basis point increase or decrease in U.S. interest rates and assuming that the debt and related swap are held to maturity, indicates that the market value of the debt and related swap would have approximated $1,366.7 million or $1,504.2 million, respectively, on December 31, 2013. For additional discussion of market risk, see Note 6 of the notes to consolidated financial statements.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework, issued in 1992.

Based on its assessment and those criteria, management believes that the company maintained effective internal control over financial reporting as of December 31, 2013.

The company’s independent registered public accounting firm has issued an attestation report on the effectiveness of the company’s internal control over financial reporting. That report appears on page II-23.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

C. R. Bard, Inc.:

We have audited the accompanying consolidated balance sheets of C. R. Bard, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ investment, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of C. R. Bard, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of C. R. Bard, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), C. R. Bard, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992, and our report dated February 19, 2014 expressed an unqualified opinion on the effectiveness of C. R. Bard, Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey

February 19, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

C. R. Bard, Inc.:

We have audited C. R. Bard, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. C. R. Bard, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of C. R. Bard, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, C. R. Bard, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of C. R. Bard, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ investment, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 19, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Short Hills, New Jersey

February 19, 2014

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands except per share amounts)

	For the Years Ended December 31,
	2013	2012	2011
Net sales	$3,049,500	$2,958,100	$2,896,400
Costs and expenses:
Cost of goods sold	1,194,400	1,125,300	1,097,300
Marketing, selling and administrative expense	920,300	817,300	794,600
Research and development expense	295,700	203,200	185,400
Interest expense	45,000	39,600	36,400
Other (income) expense, net	(619,300)	40,300	271,900

Total costs and expenses	1,836,100	2,225,700	2,385,600

Income from operations before income taxes	1,213,400	732,400	510,800
Income tax provision	523,600	202,300	182,800

Net income	$689,800	$530,100	$328,000

Basic earnings per share available to common shareholders	$8.54	$6.24	$3.75

Diluted earnings per share available to common shareholders	$8.39	$6.16	$3.69

The accompanying notes are an integral part of these consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Net income	$689,800	$530,100	$328,000
Other comprehensive income (loss)
Change in derivative instruments designated as cash flow hedges, net of tax	700	700	(1,400)
Foreign currency translation adjustment	14,700	(8,500)	12,100
Benefit plan adjustments, net of tax	44,900	(6,800)	(21,100)

Other comprehensive income (loss)	60,300	(14,600)	(10,400)

Comprehensive income	$750,100	$515,500	$317,600

The accompanying notes are an integral part of these consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands except share and per share amounts)

	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$1,066,900	$896,300
Restricted cash	16,300	25,000
Accounts receivable, less allowances of $11,600 and $12,400, respectively	479,600	480,900
Inventories	356,200	328,500
Short-term deferred tax assets	78,200	42,600
Other current assets	93,200	73,900

Total current assets	2,090,400	1,847,200

Property, plant and equipment, at cost:
Land	16,900	14,400
Buildings and improvements	261,400	242,500
Machinery and equipment	389,200	375,000

	667,500	631,900
Less accumulated depreciation and amortization	276,300	272,600

Net property, plant and equipment	391,200	359,300
Goodwill	1,099,500	961,600
Core and developed technologies, net	696,800	506,500
Other intangible assets, net	468,100	368,100
Deferred tax assets	3,900	10,000
Other assets	291,200	98,600

Total assets	$5,041,100	$4,151,300

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities
Accounts payable	$83,000	$56,200
Accrued expenses	294,000	242,900
Accrued compensation and benefits	145,300	137,800
Income taxes payable	64,200	10,700

Total current liabilities	586,500	447,600

Long-term debt	1,405,700	1,409,600
Other long-term liabilities	798,800	342,400
Deferred income taxes	161,900	26,000
Commitments and contingencies
Shareholders’ investment:
Preferred stock, $1 par value, authorized 5,000,000 shares; none issued	—	—
Common stock, $.25 par value, authorized 600,000,000 shares in 2013 and 2012; issued and outstanding 77,436,263 shares in 2013 and 81,697,409 shares in 2012	19,400	20,400
Capital in excess of par value	1,729,600	1,513,300
Retained earnings	360,100	473,200
Accumulated other comprehensive loss	(20,900)	(81,200)

Total shareholders’ investment	2,088,200	1,925,700

Total liabilities and shareholders’ investment	$5,041,100	$4,151,300

The accompanying notes are an integral part of these consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT

(dollars in thousands except share and per share amounts)

	Common Stock		Capital In Excess Of Par Value	Retained Earnings	Accumulated Other Comp. (Loss) Inc.	Total
	Shares	Amount
Balance at December 31, 2010	84,973,586	$21,300	$1,146,400	$509,000	$(56,200)	$1,620,500
Net income	—	—	—	328,000	—	328,000
Total other comprehensive loss					(10,400)	(10,400)
Cash dividends declared ($0.75 per share)	—	—	—	(65,600)	—	(65,600)
Issuance of common stock	2,257,762	600	109,600	—	—	110,200
Share-based compensation	—	—	55,400	—	—	55,400
Purchases of common stock	(2,688,010)	(700)	10,200	(304,600)	—	(295,100)
Tax benefit relating to share-based compensation plans	—	—	28,200	—	—	28,200

Balance at December 31, 2011	84,543,338	$21,200	$1,349,800	$466,800	$(66,600)	$1,771,200

Net income	—	—	—	530,100	—	530,100
Total other comprehensive loss					(14,600)	(14,600)
Cash dividends declared ($0.79 per share)	—	—	—	(66,900)	—	(66,900)
Issuance of common stock	1,889,148	400	100,900	—	—	101,300
Share-based compensation	—	—	52,000	—	—	52,000
Purchases of common stock	(4,735,077)	(1,200)	—	(456,800)	—	(458,000)
Tax benefit relating to share-based compensation plans	—	—	10,600	—	—	10,600

Balance at December 31, 2012	81,697,409	$20,400	$1,513,300	$473,200	$(81,200)	$1,925,700

Net income	—	—	—	689,800	—	689,800
Total other comprehensive income					60,300	60,300
Cash dividends declared ($0.83 per share)	—	—	—	(66,400)	—	(66,400)
Issuance of common stock	2,298,049	600	133,600	—	—	134,200
Share-based compensation	—	—	61,500	—	—	61,500
Purchases of common stock	(6,559,195)	(1,600)	—	(736,500)	—	(738,100)
Tax benefit relating to share-based compensation plans	—	—	21,200	—	—	21,200

Balance at December 31, 2013	77,436,263	$19,400	$1,729,600	$360,100	$(20,900)	$2,088,200

The accompanying notes are an integral part of these consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$689,800	$530,100	$328,000
Adjustments to reconcile net income to net cash provided by operating activities, net of acquired businesses:
Depreciation and amortization	146,400	136,300	115,100
Litigation charges, net	423,500	—	230,900
Gain on the EP Sale	(213,000)	—	—
Acquired in-process research and development	30,000	3,500	3,500
Asset impairments	12,300	22,200	—
Restructuring, net of payments	(2,100)	16,000	4,600
Deferred income taxes	(39,700)	31,700	(18,300)
Share-based compensation	61,500	52,100	55,500
Impairment charge for foreign government bonds	—	—	11,500
Inventory reserves and provision for doubtful accounts	22,500	22,900	18,400
Other items	2,900	(7,100)	(1,100)
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	23,500	37,700	(45,000)
Inventories	(35,900)	(25,000)	(14,600)
Current liabilities	(77,300)	(147,000)	31,100
Taxes	76,500	(15,900)	(1,900)
Other, net	2,400	3,700	3,800

Net cash provided by operating activities	1,123,300	661,200	721,500

Cash flows from investing activities:
Capital expenditures	(69,100)	(72,600)	(71,400)
Change in restricted cash	8,700	122,100	(147,100)
Payments made for purchases of businesses, net of cash acquired	(464,600)	(139,900)	(539,300)
Proceeds from the EP Sale, net	267,400	—	—
Payments made for intangibles	(33,900)	(19,400)	(17,900)
Other	3,200	11,600	3,400

Net cash used in investing activities	(288,300)	(98,200)	(772,300)

Cash flows from financing activities:
Change in short-term borrowings, net	—	(304,500)	224,000
Proceeds from issuance of long-term debt, net of discount	—	499,400	—
Payments of long-term debt	—	(5,300)	—
Proceeds from exercises under share-based compensation plans, net	122,000	83,300	102,300
Excess tax benefit relating to share-based compensation plans	20,500	11,800	25,100
Purchases of common stock	(738,100)	(472,400)	(280,700)
Dividends paid	(66,500)	(66,700)	(64,600)
Other	(1,200)	(8,800)	(2,200)

Net cash (used in) provided by financing activities	(663,300)	(263,200)	3,900

Effect of exchange rate changes on cash and cash equivalents	(1,100)	100	1,900
Increase (decrease) in cash and cash equivalents during the year	170,600	299,900	(45,000)

Balance at January 1	896,300	596,400	641,400

Balance at December 31	$1,066,900	$896,300	$596,400

Supplemental cash flow information
Cash paid for:
Interest	$41,600	$37,100	$25,600
Income taxes	466,300	174,700	177,900
Non-cash transactions:
Dividends declared, not paid	$16,600	$16,700	$16,500
Purchases of businesses and related costs	17,200	3,600	70,200
Receipt of foreign government bonds	—	—	16,800
Purchase of common stock not settled	—	—	14,400

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

Consolidation - The consolidated financial statements include the accounts of C. R. Bard, Inc. and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The accounts of most foreign subsidiaries are consolidated as of November 30. No events occurred related to these foreign subsidiaries during the months of December 2013, 2012 or 2011 that materially affected the financial position or results of operations of the company. The company has no material interests in variable interest entities and none that require consolidation.

Related Parties - The company and Kobayashi Pharmaceutical Co., Ltd. are parties to an equally-owned joint venture, Medicon Inc. (“Medicon”), which distributes Bard’s products in Japan. Bard accounts for the joint venture under the equity method of accounting. All transactions with Medicon are denominated in U.S. dollars. Bard recorded sales to Medicon of $156.3 million, $155.3 million and $139.0 million for the years ended 2013, 2012 and 2011, respectively. Bard eliminates the intercompany profits on sales to Medicon until Medicon sells Bard’s products to a third party. Bard recorded Medicon equity income of $1.0 million, $9.6 million and $3.8 million for the years ended 2013, 2012 and 2011, respectively. Bard received dividends from Medicon of $1.6 million, $1.8 million and $7.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. Bard’s investment in Medicon was $23.1 million and $23.7 million at December 31, 2013 and 2012, respectively. Included in accounts receivable are trade receivables due from Medicon for purchases of Bard’s products of $39.1 million and $39.4 million at December 31, 2013 and 2012, respectively.

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

Royalty revenue is recognized as earned in accordance with the contract terms when royalty revenue can be objectively determined. If royalty revenue cannot be objectively determined during the quarterly period in which it is earned, then royalty revenue is recognized in the following quarterly period when objective evidence is obtained and the revenue becomes fixed and determinable.

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

Advertising Costs - Costs related to advertising are expensed as incurred. Advertising expense was $3.2 million, $2.1 million and $3.0 million in 2013, 2012 and 2011, respectively, and is included in marketing, selling and administrative expense.

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

Cash Equivalents - Cash equivalents consist of highly liquid investments purchased with an original maturity of three months or less and amounted to $846.6 million and $773.1 million at December 31, 2013 and 2012, respectively.

Accounts Receivable - In addition to trade receivables, accounts receivable included $44.5 million and $47.6 million of non-trade receivables at December 31, 2013 and 2012, respectively.

Inventories - Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation - Depreciation is provided over the estimated useful lives of depreciable assets using the straight-line method. The estimated useful lives primarily range from three to 40 years for buildings and improvements and three to 20 years for machinery and equipment. Depreciation expense was $51.1 million, $47.0 million and $43.2 million in 2013, 2012 and 2011, respectively.

Software Capitalization and Amortization - Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line method over an estimated useful life of five to seven years. Capitalized software costs are included in machinery and equipment. The company capitalizes certain costs associated with internal-use software such as the payroll costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internal-use software are expensed during the design phase until the point at which the project has reached the application development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The company capitalized $16.3 million, $8.6 million and $6.4 million of internal-use software for the years ended December 31, 2013, 2012 and 2011, respectively. Amortization expense for capitalized software was $5.8 million, $6.6 million and $8.6 million in 2013, 2012 and 2011, respectively.

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

Income Taxes - Deferred tax assets and liabilities are recognized based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The company regularly assesses its tax positions to determine whether the benefits of tax positions are more likely than not of being sustained upon audit. These positions relate to transfer pricing, the deductibility of certain expenses, intercompany transactions, state taxes and other matters. Although the outcome of tax audits is uncertain, provisions for income taxes have been made for potential liabilities resulting from such matters. Any reserves are adjusted once the statutes of limitation have expired or the tax position is remeasured or effectively settled. The company’s policy is to classify interest and penalties related to unrecognized tax positions as income tax expense.

Income Statement Presentation of Taxes Collected from Customers and Remitted to Government Authorities -The company follows a net basis policy with regard to sales, use, value added or any other tax collected from customers and remitted to government authorities, which excludes them from both net sales and expenses.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Treasury Stock - The company accounts for treasury stock purchases as retirements by reducing retained earnings for the cost of the repurchase. Issuances of previously repurchased shares are accounted for as new issuances. There were 39.0 million and 34.5 million of previously repurchased shares at December 31, 2013 and 2012, respectively.

Derivative Instruments - The company recognizes all derivative instruments at fair value in its consolidated balance sheets. Changes in fair value of derivative instruments are recorded in each period in current earnings or accumulated other comprehensive loss depending on whether the derivative instrument is designated as part of a hedged transaction, and if so, the type of hedge transaction.

The company’s objective in managing its exposures to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with future intercompany receivables and payables denominated in foreign currencies. These risks are managed using derivative instruments, mainly through forward currency and option contracts. The company does not utilize derivative instruments for trading or speculative purposes. None of these derivative instruments extend beyond December 2014. All of these derivative instruments are designated and qualify as cash flow hedges. The effective portion of the changes in fair value of the derivative instruments’ gains or losses are reported as a component of accumulated other comprehensive loss and reclassified into earnings on the same line item associated with the forecasted transaction and in the same period or periods when the forecasted transaction affects earnings. At December 31, 2013, all of these derivative instruments were highly effective hedging instruments because they were denominated in the same currency as the hedged item and because the maturities of the derivative instruments matched the timing of the hedged items.

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

The company may use interest rate swap contracts to manage interest rate exposure on its long-term debt. The company maintains an interest rate swap contract with respect to its $250 million of 2.875% notes due 2016. Under this interest rate swap contract, the company exchanges, at specified intervals, the difference between fixed and floating interest rates calculated by reference to a notional principal amount of these notes. The company’s swap contract is designated and qualifies as a fair value hedge. Changes in the fair value of the swap contract offset changes in the fair value of the fixed rate debt due to changes in market interest rates.

2. Acquisitions and Divestiture

The company acquires businesses, products and technologies to augment its existing product lines and from time-to-time may divest businesses or product lines for strategic reasons. Unaudited pro forma financial information has not been presented because the effects of acquisitions were not material on either an individual or aggregate basis.

Acquisitions

On November 14, 2013, the company acquired all of the outstanding shares of Rochester Medical Corporation (“Rochester Medical”), a publicly-held developer and supplier of silicone urinary incontinence and urine drainage products, for a purchase price of $262.3 million. Rochester Medical’s products expand Bard’s existing global urology product portfolio including an intermittent self catheter product line as well as other products used to treat

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

male urinary incontinence. The acquisition was accounted for as a business combination, and the results of operations have been included in the company’s results since the acquisition date. The fair value of the assets acquired and the liabilities assumed resulted in the recognition of: developed technologies of $145.1 million; other intangible assets of $26.8 million, primarily consisting of a license; deferred tax liabilities of $63.1 million, primarily associated with intangible assets; cash of $26.0 million; property, plant and equipment of $21.7 million; deferred tax assets of $9.4 million, consisting primarily of net operating loss carryforwards; and other net assets of $4.7 million. An IPR&D asset of $7.6 million was also recorded for the development of compact intermittent catheters. The fair value of the IPR&D asset was determined based upon the present value of expected future cash flows adjusted for the probability of technological and commercial risk, utilizing a risk-adjusted discount rate of 14%. The excess of the purchase price over fair value of the acquired net assets was recorded as goodwill of $84.1 million. The goodwill recognized includes the value of future applications for expanding the homecare urological product portfolio that did not meet the criteria for separate recognition of IPR&D. Additionally, synergies are expected to result from the alignment of sales call points within the company’s sales organization. The goodwill is not deductible for tax purposes. Developed technologies are being amortized over their weighted average estimated useful lives of approximately 14 years. Other intangible assets are being amortized over their weighted average estimated useful lives of approximately 14 years. The company incurred acquisition-related transaction costs of $1.9 million, which were expensed to marketing, selling and administrative expenses. In connection with this acquisition, the company recorded a charge of $7.1 million ($4.6 million after tax) to other (income) expense, net, associated with severance-related integration costs. At December 31, 2013, the remaining liability for these costs is $2.8 million. The company has not yet finalized the purchase accounting, which may be adjusted as further information about conditions existing at the acquisition date become available.

On October 1, 2013, the company acquired all of the outstanding shares of Medafor, Inc. (“Medafor”), a privately-held developer and supplier of plant-based hemostatic agents. Medafor’s Arista® AH hemostat product provides an alternative to other commercially available hemostats, complement Bard’s Progel® surgical sealant technology and allow the company to expand its presence in the global surgical hemostat market. The total purchase consideration of $206.3 million included the fair value of contingent consideration of up to $80 million, which is based on specific revenue-based milestones through June 30, 2015. The fair value of the contingent consideration was determined by utilizing a probability weighted cash flow estimate adjusted for the expected amount and timing of the payment and was not material as of the acquisition date. The acquisition was accounted for as a business combination, and the results of operations have been included in the company’s results since the acquisition date. The fair value of the assets acquired and the liabilities assumed resulted in the recognition of: developed technologies of $85.6 million; deferred tax liabilities of $61.4 million, primarily associated with intangible assets; deferred tax assets of $10.9 million, consisting primarily of net operating loss carryforwards; and other net assets of $11.3 million. An IPR&D asset of $79.6 million was also recorded for the future development of hemostatic agents using Medafor’s proprietary technology. The fair value of the IPR&D asset was determined based upon the present value of expected future cash flows adjusted for the probability of technological and commercial risk, utilizing a risk-adjusted discount rate of 16%. The excess of the purchase price over fair value of the acquired net assets was recorded as goodwill of $80.3 million. The goodwill recognized includes the value of future applications for projects and products that did not meet the criteria for separate recognition of IPR&D. Additionally, synergies are expected to result from expanding the market for the company’s sealant and hemostat products through its sales organization and customer relationships. The goodwill is not deductible for tax purposes. Developed technologies are being amortized over their estimated useful lives of approximately 10 years. The company incurred acquisition-related transaction costs of $2.2 million, which were expensed to marketing, selling and administrative expenses. In connection with this acquisition, the company recorded a charge of $4.1 million ($2.6 million after tax) to other (income) expense, net, associated with integration costs. The company has not yet finalized the purchase accounting, which may be adjusted as further information about conditions existing at the acquisition date become available.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 29, 2013, the company acquired early-stage technology from 3DT Holdings LLC (“3DT”), providing the company with rights to develop and commercialize a novel technology related to peripherally inserted central catheters (“PICCs”). 3DT received an up-front cash payment of $29.5 million and is eligible for a milestone payment of up to $5.0 million based upon regulatory product approval. The company recorded the up-front payment as a research and development expense.

On July 29, 2013, the company acquired all of the outstanding shares of Loma Vista Medical, Inc., a privately-held company specializing in the development and commercialization of aortic valvuloplasty products, which use noncompliant fiber-based balloon technology. The total purchase consideration of $39.4 million included an up-front cash payment of $32.5 million and the fair value of contingent consideration of up to $8.0 million. The fair value of the assets acquired resulted in the recognition of: developed technologies of $20.6 million; deferred tax liabilities of $14.8 million, primarily associated with intangible assets; goodwill of $8.6 million; and other net assets of $4.8 million. The goodwill is not deductible for tax purposes. An IPR&D asset of $20.2 million was recorded for the development of a next generation valvuloplasty product. The fair value of the IPR&D asset was determined based upon the present value of expected future cash flows adjusted for the probability of technological and commercial risk, utilizing a risk-adjusted discount rate of 27%. The company has not yet finalized the purchase accounting, which may be adjusted as further information about conditions existing at the acquisition date become available.

On October 19, 2012, the company acquired all of the outstanding shares of Neomend, Inc. (“Neomend”), a privately-held company engaged in the development and commercialization of innovative surgical sealants. The total purchase consideration of $133.7 million included the fair value of contingent consideration of up to $25 million, which is based on the achievement of sales-based milestones through 2016. The fair value of the contingent consideration was determined by utilizing a probability weighted cash flow estimate adjusted for the expected timing of the payment and was not material as of the acquisition date. Neomend’s products expand Bard’s existing surgical specialties product portfolio to include Progel® surgical sealant, the only product approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of intraoperative air leaks in connection with thoracic surgery. Neomend’s proprietary technology and pipeline provides the opportunity for future clinical indications across a variety of surgical specialty applications. The acquisition was accounted for as a business combination, and the results of operations have been included in the company’s results since the acquisition date. The fair value of the assets acquired and the liabilities assumed resulted in the recognition of: core technologies of $62.8 million; deferred tax assets of $27.0 million, consisting primarily of net operating loss carryforwards; deferred tax liabilities of $36.0 million, primarily associated with intangible assets; and other net liabilities of $1.9 million. An IPR&D asset of $29.4 million was also recorded for the development of cardiovascular indications using Neomend’s proprietary technology. The fair value of the IPR&D asset was determined based upon the present value of expected future cash flows adjusted for the probability of technological and commercial risk, utilizing a risk-adjusted discount rate of 24%. The excess of the purchase price over fair value of the acquired net assets was recorded as goodwill of $52.4 million. The goodwill recognized includes the value of future applications for projects and products that did not meet the criteria for separate recognition of IPR&D. The goodwill is not deductible for tax purposes. Core technologies are being amortized over their estimated useful lives of approximately 15 years. The company incurred acquisition-related transaction costs of $1.3 million, which were expensed to marketing, selling and administrative expenses.

On December 16, 2011, the company acquired Lutonix, Inc. (“Lutonix”), a development stage company specializing in drug coated balloon technology for the treatment of peripheral arterial disease. The total purchase consideration of $298.0 million included an upfront cash payment of $228.0 million and the fair value of contingent consideration of $70.0 million. The contingent consideration, which could total $100 million, consists of a milestone payment related to Pre-Market Approval (“PMA”) of Lutonix’s drug-coated percutaneous

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transluminal angioplasty (“PTA”) balloon. Lutonix is conducting an investigational device exemption (“IDE”) trial approved by the FDA using drug-coated balloons for the treatment of peripheral arterial disease. The Lutonix LEVANT 2 study is a prospective, randomized, single-blinded, multi-center pivotal IDE trial comparing the Lutonix drug-coated balloon to standard balloon angioplasty. Lutonix received the European Conformity regulatory approval (“CE mark”) in 2011, and Bard started selling the device in Europe in 2012. The company began a larger registry study in Europe and an IDE study in 2013 to support broader marketing claims and obtain additional clinical data. Additional IDE studies are planned. The acquisition was accounted for as a business combination, and the results of operations have been included in the company’s results since the acquisition date.

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

The IPR&D assets, which are accounted for as indefinite-lived intangible assets, represent the development of drug-coated balloons and the LEVANT 2 clinical trial for use of these balloons in the superficial femoral and proximal popliteal arteries. The launch of this device in the United States is currently expected to occur in 2015, subject to regulatory approvals. The fair value of this intangible asset was determined based upon the present value of expected future cash flows adjusted for the probability of technological and commercial risk, utilizing a risk-adjusted discount rate of 20%. The fair value of the contingent consideration was determined by utilizing a probability weighted estimated cash flow stream adjusted for the expected timing of the payment. Subsequent to the acquisition date, the contingent consideration liability will be remeasured at current fair value with changes recorded in earnings. The fair value of the contingent consideration liability was approximately $73 million and $72 million at December 31, 2013 and 2012, respectively. The underlying probability of payment of the contingent consideration was 75% at both December 31, 2013 and 2012.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the fourth quarter of 2011, the company acquired all of the outstanding shares of ClearStream Technologies Group plc (“ClearStream”) for total consideration of $69.1 million. ClearStream, based in Enniscorthy, Co. Wexford, Ireland, develops and sells proprietary products used in angioplasty. The acquisition complemented Bard’s core competencies and enhanced Bard’s vascular product portfolio. The acquisition was accounted for as a business combination, and the results of operations have been included in the company’s results since October 12, 2011, the date on which a controlling interest was obtained. The purchase price allocation at fair value resulted in the recognition of: deferred tax assets of $3.3 million, consisting primarily of net operating loss carryforwards; core technologies and other intangible assets of $29.1 million; deferred tax liabilities of $3.8 million, primarily associated with intangible assets; and other net assets of $11.0 million. The excess of the purchase price over fair value of the acquired net assets was recorded as goodwill of $29.5 million. The goodwill recognized is attributable to expected cost synergies and other benefits created by the expanded peripheral vascular product portfolio of the company as a result of the acquisition. The goodwill is not deductible for tax purposes. Core technologies and other intangible assets are being amortized over their estimated useful lives of approximately 10 years. The company incurred acquisition-related transaction costs of $2.6 million, which were expensed to marketing, selling and administrative expense. In connection with this acquisition, the company recorded a charge of $2.0 million ($1.8 million after tax) to other (income) expense, net, associated with integration costs.

Divestiture

On November 1, 2013, the company closed on the sale of certain assets and liabilities of its electrophysiology division (the “EP Sale”) to Boston Scientific Corporation (“Boston Scientific”) and received net cash proceeds of $267.4 million. The company recorded to other (income) expense, net, a gain on the sale of $213.0 million ($118.5 million after tax). As a result of this transaction, the company derecognized $38.9 million of goodwill, allocated based upon the relative fair value of EP assets. The company recorded divestiture-related charges of $17.5 million ($12.2 million after tax), primarily consisting of severance and other employee termination and consulting costs incurred in connection with the divestiture of EP. Severance costs of $6.7 million ($5.2 million after tax) were incurred and substantially all of these costs remained accrued at December 31, 2013.

The company is providing contract manufacturing and other transition services to Boston Scientific for up to five years following the closing date, with limited exceptions. Due to the company’s continuing involvement in the operations of EP, the criteria for reporting the results of EP as a discontinued operation were not met.

3. Restructuring and Asset Impairments

Restructuring

During the fourth quarter of 2012, the company committed to a plan which included the elimination of certain positions and other terminations worldwide. In connection with this plan, the company recorded employee separation costs under the company’s existing severance programs and other costs related to one-time termination benefits of $19.2 million ($13.0 million after tax). Substantially all of these costs were cash expenditures paid by the end of 2013. In addition, $2.1 million of these restructuring costs were reversed in 2013.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Asset Impairments

During 2013, the company recorded asset impairment charges totaling $12.3 million ($9.5 million after tax). The company recorded $6.4 million ($4.9 million after tax) to other (income) expense, net, for the write-down of certain core technologies; $3.4 million ($2.2 million after tax) to research and development expense for the impairment of an IPR&D project; and $2.5 million ($2.4 million after tax) to cost of goods sold related primarily to the write-down of manufacturing related equipment and inventory.

During 2012, the company recorded to other (income) expense, net, asset impairment charges totaling $22.2 million ($13.8 million after tax). These charges consisted of a write-down of $13.2 million ($8.0 million after tax) related to certain core technologies and impairments of $9.0 million ($5.8 million after tax) of assets not related to operations.

Asset impairment charges were measured at fair value using significant unobservable inputs that are categorized as Level 3 under the fair value hierarchy, which is described further in Note 6 of the notes to consolidated financial statements.

4. Income Taxes

The components of income from operations before income taxes for the following years ended December 31 consisted of:

	2013	2012	2011
(dollars in millions)
United States	$1,291.8	$435.1	$425.1
Foreign	(78.4)	297.3	85.7

	$1,213.4	$732.4	$510.8

The income tax provision for the following years ended December 31 consisted of:

	2013	2012	2011
(dollars in millions)
Current provision
Federal	$468.5	$115.0	$170.0
Foreign	37.2	40.0	23.3
State	57.6	15.6	7.8

	563.3	170.6	201.1

Deferred (benefit) provision
Federal	(29.9)	34.2	(18.9)
Foreign	(3.8)	(4.2)	(2.7)
State	(6.0)	1.7	3.3

	(39.7)	31.7	(18.3)

	$523.6	$202.3	$182.8

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and deferred tax liabilities at December 31 consisted of:

	2013	2012
(dollars in millions)
Deferred tax assets
Employee benefits	$143.6	$169.9
Receivables and rebates	26.8	24.1
Accrued expenses	59.8	34.7
Loss carryforwards and credits	100.3	112.5
Other	5.2	—

Gross deferred tax assets	335.7	341.2
Valuation allowance	(35.1)	(32.5)

	300.6	308.7
Deferred tax liabilities
Intangibles	362.7	252.4
Accelerated depreciation	17.7	25.8
Other	—	3.9

	380.4	282.1

	$(79.8)	$26.6

At December 31, 2013, the company had federal net operating loss carryforwards of $128.1 million, which expire between 2014 and 2033, state net operating loss carryforwards of $365.4 million, which expire between 2014 and 2033, and foreign net operating loss carryforwards of $57.1 million, which generally expire between 2016 and 2022. The company also had various tax credits of $11.2 million with an indefinite life and $13.2 million that expire between 2017 and 2033.

The company records valuation allowances to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. The company considers future taxable income and the periods over which it must be earned in assessing the need for valuation allowances. In the event the company determines it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to expense in the period such determination was made. At December 31, 2013, the valuation allowance primarily related to state and foreign net operating loss carryforward and credits, and to certain other state deferred tax assets.

A reconciliation between the effective income tax rate and the federal statutory rate for the following years ended December 31 is:

	2013		2012	2011
Federal statutory rate	35%		35%	35%
State taxes, net of federal benefit	4%		2%	2%
Operations taxed at less than U.S. rate	5	%(A)	(9)%	(2)%
Legal settlement, non-deductible portion	—		—	2%
Other, net	(1)%		—	(1)%

	43%		28%	36%

(A)	Reflects tax effects of litigation charges, net, which consist primarily of product liability claims incurred in a low tax jurisdiction.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The company’s foreign tax incentives consist of incentive tax grants in Malaysia and Puerto Rico. The company’s grants in Malaysia and Puerto Rico will expire in 2015 and 2028, respectively. The approximate dollar and per share effects of the Malaysian and Puerto Rican tax grants are as follows:

	2013(A)	2012	2011(A)
(dollars in millions, except per share amounts)
Tax benefit	$5.2	$53.3	$3.7
Per share benefit	$0.06	$0.62	$0.04

(A)	No tax benefit was recognized from the incentive tax grant in Puerto Rico due to litigation charges, net.

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

	2013	2012
(dollars in millions)
Balance, January 1	$43.4	$45.0
Additions related to prior year tax positions	8.5	1.7
Reductions related to prior year tax positions	—	(5.3)
Additions for tax positions of the current year	12.2	7.2
Settlements	(2.4)	(2.8)
Lapse of statutes of limitation	(3.7)	(2.4)

Balance, December 31	$58.0	$43.4

The company operates in multiple taxing jurisdictions and faces audits from various tax authorities regarding transfer pricing, the deductibility of certain expenses, intercompany transactions and other matters. As of December 31, 2013, the liability for unrecognized tax benefits related to federal, state and foreign taxes was $58.0 million (of which $45.3 million would impact the effective tax rate if recognized), plus $6.6 million of accrued interest. As of December 31, 2012, the liability for unrecognized tax benefits was $43.4 million plus $4.8 million of accrued interest. Interest and penalties associated with uncertain tax positions amounted to $1.3 million of expense in 2013, a $0.2 million credit in 2012, and a $1.6 million credit in 2011.

The company is currently under examination in several tax jurisdictions and remains subject to examination until the statutes of limitation expire. Within specific countries, the company may be subject to audit by various tax authorities, and subsidiaries operating within the country may be subject to different statutes of limitation expiration dates. As of December 31, 2013, a summary of the tax years that remain subject to examination in the company’s major tax jurisdictions are:

United States – federal	2008 and forward
United States – states	2008 and forward
Germany	2010 and forward
Malaysia	2007 and forward
Puerto Rico	2009 and forward
United Kingdom	2012 and forward

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2011, the company’s income tax provision was reduced by $17.6 million as a result of the completion of the U.S Internal Revenue Service examinations for the tax years from 2005 through 2007 and certain examinations in other jurisdictions. Depending upon open tax examinations and/or the expiration of applicable statutes of limitation, the company believes that it is reasonably possible that the total amount of unrecognized tax benefits may decrease by up to $31.8 million within the next 12 months.

At December 31, 2013, the company did not provide for income taxes on the undistributed earnings of certain foreign operations of approximately $1.8 billion as it is the company’s intention to permanently reinvest these undistributed earnings outside of the United States. Determination of the amount of unrecognized deferred tax liability related to these permanently reinvested earnings is not practicable.

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

	2013	2012	2011
(dollars and shares in millions)
EPS Numerator:
Net income attributable to common shareholders	$689.8	$530.1	$328.0
Less: Income allocated to participating securities	12.5	10.0	6.1

Net income available to common shareholders	$677.3	$520.1	$321.9

EPS Denominator:
Weighted average common shares outstanding	79.3	83.3	85.8
Dilutive common share equivalents from share-based compensation plans	1.4	1.1	1.5

Weighted average common and common equivalent shares outstanding, assuming dilution	80.7	84.4	87.3

6. Financial Instruments

Foreign Exchange Derivative Instruments

The company enters into readily marketable forward and option contracts with financial institutions to help reduce its exposure to foreign currency exchange rate fluctuations. These contracts limit volatility because gains and losses associated with foreign currency exchange rate movements are generally offset by movements in the underlying hedged item. The notional value of the company’s forward currency and option currency contracts was $148.9 million and $128.1 million at December 31, 2013 and 2012, respectively.

Interest Rate Derivative Instruments

On December 20, 2010, the company entered into an interest rate swap contract in connection with a debt offering. See Note 9 of the notes to consolidated financial statements. The swap contract effectively converts its 2.875% fixed-rate notes due 2016 to a floating-rate instrument. The notional value of the company’s interest rate swap contract is $250.0 million.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The location and fair value of derivative instruments that are designated as hedging instruments recognized in the consolidated balance sheets at December 31, are as follows:

	Balance Sheet Location	Fair Value of Derivatives
Derivatives Designated as Hedging Instruments		2013	2012
(dollars in millions)
Forward currency contracts	Other current assets	$1.2	$1.4
Option currency contracts	Other current assets	1.3	0.6
Interest rate swap contract	Other assets	8.9	13.3

		$11.4	$15.3

Forward currency contracts	Accrued expenses	$0.5	$0.4

		$0.5	$0.4

The location and amounts of gains and losses on derivative instruments designated as cash flow hedges and the impact on shareholders’ investment for the years ended December 31, are as follows:

	Gain/(Loss) Recognized in Other Comprehensive Income (Loss)			Location of Gain/(Loss) Reclassified from Accumulated Other Comp. Loss into Income	Gain/(Loss) Reclassified from Accumulated Other Comp. Loss into Income
(dollars in millions)	2013	2012	2011		2013	2012	2011
Forward currency contracts	$4.2	$4.0	$(4.2)	Cost of goods sold	$3.0	$(1.3)	$3.0
Option currency contracts	(1.7)	(0.5)	0.1	Cost of goods sold	(1.8)	2.5	(1.0)

	$2.5	$3.5	$(4.1)		$1.2	$1.2	$2.0

The location and amounts of gains and losses on the derivative instrument designated as a fair value hedge for the years ended December 31, are as follows:

		(Loss)/Gain Recognized on Swap			Gain/(Loss) Recognized on Long-Term Debt
(dollars in millions)	Income Statement Location	2013	2012	2011	2013	2012	2011
Interest rate swap contract	Interest expense	$(4.4)	$1.2	$11.4	$4.4	$(1.2)	$(11.4)

The location and amounts of gains and losses on derivative instruments not designated as hedging instruments for the years ended December 31, are as follows:

		Gain Recognized in Earnings
(dollars in millions)	Income Statement Location	2013	2012	2011
Forward currency contracts(A)	Other (income) expense, net	$—	$3.0	$2.0

(A)	These derivative contracts mitigate changes in the value of remeasured foreign currency denominated intercompany loans attributable to changes in foreign currency exchange rates.

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

The following table summarizes certain financial instrument assets measured at fair value on a recurring basis at December 31:

	2013	2012
(dollars in millions)
Forward currency contracts	$0.7	$1.0
Option currency contracts	1.3	0.6
Interest rate swap contract	8.9	13.3

The fair values were measured using significant other observable inputs and valued by reference to similar financial instruments, adjusted for restrictions and other terms specific to each instrument. These financial instruments are categorized as Level 2 under the fair value hierarchy.

The fair value of the liability for contingent consideration related to acquisitions was $95.7 million and $77.1 million at December 31, 2013 and 2012, respectively. The increase in the fair value of the liability for contingent consideration is primarily due to acquisitions completed in 2013. The fair value was measured using significant unobservable inputs and is categorized as Level 3 under the fair value hierarchy.

Financial Instruments Not Measured at Fair Value

The estimated fair value of long-term debt including the effect of the related swap contract was $1,435.4 million and $1,532.2 million at December 31, 2013 and 2012, respectively. The fair value was estimated using dealer quotes for similarly-rated debt instruments over the remaining contractual term of the company’s obligation. Long-term debt is categorized as Level 2 under the fair value hierarchy.

Concentration Risks

The company is potentially subject to concentration of credit risk through its cash equivalents and accounts receivable. The company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any one institution. Concentrations of risk with respect to trade accounts receivable are limited due to the large number of customers dispersed across many geographic areas. However, accounts receivable balances include sales to government-supported healthcare systems outside the United States. The company continues to monitor sovereign debt issues and economic conditions in Europe and evaluates accounts receivable in certain countries for potential collection risks. Economic conditions and other factors in certain countries in Europe have resulted in, and may continue to result in, an increase in the average length of time that it takes to collect these accounts receivable and may require the company to re-evaluate the collectability of these receivables in future periods. The company has experienced significant delays in the collection of accounts receivable associated with the national healthcare systems in Spain, Italy,

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Greece and Portugal. At December 31, 2013, the company’s accounts receivable, net of allowances, from the national healthcare systems in these countries and amounts past due greater than 365 days are as follows:

	Accounts Receivable, net	Greater Than 365 Days Past Due
(dollars in millions)
Spain	$25.5	$7.2
Italy	21.6	2.0
Greece	10.7	3.6
Portugal	4.4	1.9

	$62.2	$14.7

During 2011, the company received $16.8 million of Greek government bonds, net of discount, in settlement of 2007 through 2009 accounts receivable in Greece. During 2011, the company recorded to other (income) expense, net, charges totaling $11.5 million related to other-than-temporary impairments of these bonds. In March 2012, the Greek government approved a private sector bond exchange program for holders of Greek public debt, including those bonds held by the company. As a result, the company’s bonds were exchanged for a combination of new Greek government bonds and certain other notes. In July 2012, the company sold these bonds and notes.

Sales to distributors, which supply the company’s products to many end-users, accounted for approximately 37% of the company’s net sales in 2013, and the five largest distributors combined, including the company’s Medicon joint venture, accounted for approximately 64% of distributors’ sales. One large distributor accounted for approximately 9% of the company’s net sales in each of 2013, 2012 and 2011. This distributor represented gross receivables of approximately $35.8 million and $40.9 million as of December 31, 2013 and 2012, respectively.

7. Inventories

Inventories at December 31 consisted of:

	2013	2012
(dollars in millions)
Finished goods	$218.3	$194.6
Work in process	21.9	19.1
Raw materials	116.0	114.8

	$356.2	$328.5

Consigned inventory was $47.7 million and $47.0 million at December 31, 2013 and 2012, respectively.

8. Other Intangible Assets

Other intangible assets at December 31 consisted of:

	2013		2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(dollars in millions)
Core and developed technologies	$968.3	$(271.5)	$717.7	$(211.2)
Customer relationships	144.6	(51.4)	144.2	(38.8)
In-process research and development(A)	270.5	—	167.8	—
Other intangibles	241.8	(137.4)	216.1	(121.2)

	$1,625.2	$(460.3)	$1,245.8	$(371.2)

(A)	Amounts capitalized as in-process research and development are accounted for as indefinite-lived intangible assets.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense was $89.5 million, $82.7 million and $63.3 million in 2013, 2012 and 2011, respectively. The estimated amortization expense for the years 2014 through 2018 based on the company’s amortizable intangible assets as of December 31, 2013 is as follows: 2014 - $106.0 million; 2015 - $104.0 million; 2016 - $100.5 million; 2017 - $97.2 million; and 2018 - $93.6 million.

9. Debt

Long-term debt at December 31 consisted of:

	2013	2012
(dollars in millions)
1.375% notes due 2018	$499.5	$499.4
4.40% notes due 2021	497.5	497.1
2.875% notes due 2016	258.9	263.3
6.70% notes due 2026	149.8	149.8

	$1,405.7	$1,409.6

On October 30, 2012, the company issued $500 million aggregate principal amount of 1.375% senior unsecured notes due 2018. Interest on the notes is payable semi-annually. Net proceeds from the issuance of the notes were used for general corporate purposes, including repayment of commercial paper and acquisitions.

On December 20, 2010, the company issued $750 million senior unsecured notes consisting of $250 million aggregate principal amount of 2.875% notes due 2016 and $500 million aggregate principal amount of 4.40% notes due 2021. In connection with the offering of these notes, on December 15, 2010, the company entered into an accelerated share repurchase (“ASR”) agreement with a bank counterparty to repurchase $750 million of the company’s outstanding common stock. In September 2011, the company remitted a cash payment of $58.9 million to the bank counterparty upon final settlement under the ASR transaction. The payment to the bank counterparty was recorded as a decrease to shareholders’ investment, consisting of a decrease of $69.1 million in retained earnings and an increase of $10.2 million in capital in excess of par value.

With the exception of the 6.70% notes due 2026, the notes included in the above table are redeemable in whole or in part at any time, at the company’s option at specified redemption prices or, at the holder’s option, upon change of control triggering event, as defined in the applicable indenture.

In September 2013, the company amended its $600 million five-year committed syndicated bank credit facility that was scheduled to expire in October 2016. The amendment includes an increase in the aggregate principal amount of credit available under the syndicated bank credit facility to $750 million and extends the commitment termination date until September 2018. The amended credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The facility includes pricing based on the company’s long-term credit rating and includes a financial covenant that limits the amount of total debt to total capitalization. At December 31, 2013, the company was in compliance with this covenant. There were no commercial paper borrowings outstanding at December 31, 2013 or 2012, respectively.

10. Commitments and Contingencies

General

In the ordinary course of business, the company is subject to various legal proceedings, investigations and claims, including, for example, environmental matters, employment disputes, disputes on agreements and other

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Product Liability Matters

As of February 13, 2014, approximately 480 federal and 320 state lawsuits involving individual claims by approximately 950 plaintiffs, as well as two putative class actions in the United States are currently pending against the company with respect to its Composix® Kugel® and certain other hernia repair implant products (collectively, the “Hernia Product Claims”). The company voluntarily recalled certain sizes and lots of the Composix® Kugel® products beginning in December 2005. One of the U.S. putative class action lawsuits consolidated ten previously-filed U.S. class action lawsuits. The putative class actions, none of which has been certified, seek: (i) medical monitoring; (ii) compensatory damages; (iii) punitive damages; (iv) a judicial finding of defect and causation; and/or (v) attorneys’ fees. In the third quarter of 2013, a settlement was reached with respect to the three pending putative Canadian class actions within amounts previously recorded by the company. Approximately 295 of the state lawsuits, involving individual claims by approximately 430 plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions. The Hernia Product Claims also generally seek damages for personal injury resulting from use of the products.

In June 2007, the Composix® Kugel® lawsuits and, subsequently, other hernia repair product lawsuits, pending in federal courts nationwide were transferred into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island.

On June 30, 2011, the company announced that it had reached agreements in principle with various plaintiffs’ law firms to settle the majority of its existing Hernia Product Claims. Each agreement was subject to certain conditions, including requirements for participation in the proposed settlements by a certain minimum number of plaintiffs. In addition, the company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Hernia Product Claims, and intends to vigorously defend Hernia Product Claims that do not settle, including through litigation. The company cannot give any assurances that the resolution of the Hernia Product Claims that have not settled, including asserted and unasserted claims and the putative class action lawsuits, will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

As of February 13, 2014, product liability lawsuits involving individual claims by approximately 10,395 plaintiffs have been filed or asserted against the company in various federal and state jurisdictions

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

alleging personal injuries associated with the use of certain of the company’s surgical continence products for women, including its Avaulta ® line of products. In addition, five putative class actions in the United States and four putative class actions in Canada have been filed against the company (all lawsuits, collectively, the “Women’s Health Product Claims”). The Women’s Health Product Claims generally seek damages for personal injury resulting from use of the products. The putative class actions, none of which has been certified, seek: (i) medical monitoring; (ii) compensatory damages; (iii) punitive damages; (iv) a judicial finding of defect and causation; and/or (v) attorneys’ fees. With respect to certain of these claims, the company believes that one of its suppliers has an obligation to defend and indemnify the company with respect to any product defect liability. In October 2010, the Women’s Health Product Claims involving solely Avaulta® products pending in federal courts nationwide were transferred into an MDL in the United States District Court for the Southern District of West Virginia (the “District Court”), the scope of which was later expanded to include lawsuits involving all women’s surgical continence products that are manufactured or distributed by the company. The first trial in a state court was completed in July 2012 and resulted in a judgment against the company of approximately $3.6 million. The company has appealed this decision. The first trial in the MDL commenced in July 2013 and resulted in a judgment against the company of approximately $2 million. The company intends to appeal the judgment. During the third quarter of 2013, the company settled one MDL case and one New Jersey state case. The amounts of the settlements are subject to confidentiality requirements. In addition, during the third quarter of 2013, one MDL case was voluntarily dismissed with prejudice. On January 16, 2014, the District Court ordered that the company prepare 200 individual cases for trial, the timing for which is currently unknown. The next MDL trial is scheduled to occur in May 2014, with additional trials scheduled throughout 2014, some of which may be consolidated. The company does not believe that any verdicts or settlements entered to date are representative of potential outcomes of all Women’s Health Product Claims. The case numbers set forth above do not include approximately 1,390 generic complaints involving women’s health products where the company cannot, based on the allegations in the complaints, determine whether any of those cases involves the company’s women’s health products. In addition, the case numbers set forth above do not include approximately 2,195 claims that have been threatened against the company but for which complaints have not yet been filed. While the company intends to vigorously defend the Women’s Health Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

As of February 13, 2014, product liability lawsuits involving individual claims by 45 plaintiffs are currently pending against the company in various federal and state jurisdictions alleging personal injuries associated with the use of the company’s vena cava filter products. In addition, three putative class actions were filed against the company in various state courts on behalf of plaintiffs who are alleged to have no present injury (all lawsuits, collectively, the “Filter Product Claims”). Two of these putative class actions were dismissed during the second quarter of 2013, and class certification was denied for the third putative class action in July 2013. The first Filter Product Claim trial was completed in June 2012 and resulted in a judgment for the company. The company expects additional trials of Filter Product Claims to take place over the next 12 months. During the second quarter of 2013, the company finalized settlement agreements with respect to more than 30 Filter Product Claims, and made payments with respect to such claims within the amounts previously recorded. The case numbers set forth above do not include approximately 160 claims that have been threatened against the company but for which complaints have not yet been filed. While the company intends to vigorously defend the remaining unsettled Filter Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

In most product liability litigations of this nature, plaintiffs allege a wide variety of claims, ranging from allegations of serious injury caused by the products to efforts to obtain compensation notwithstanding the absence of any injury. In many of these cases, the company has not yet received and reviewed complete

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

information regarding the plaintiffs and their medical conditions, and consequently, is unable to fully evaluate the claims. The company expects that it will receive and review additional information regarding any remaining unsettled product liability matters.

The company believes that some settlements and judgments, as well as some legal defense costs, relating to product liability matters are or may be covered in whole or in part under its product liability insurance policies with a limited number of insurance carriers, or, in some circumstances, indemnification obligations to the company from other parties. In certain circumstances, insurance carriers reserve their rights with respect to coverage, or contest or deny coverage, as has occurred with respect to certain claims. When this occurs, the company intends to vigorously contest disputes with respect to its insurance coverage and to enforce its rights under the terms of its insurance policies, and accordingly, will record receivables with respect to amounts due under these policies, when recovery is probable. Amounts recovered under the company’s product liability insurance policies or indemnification arrangements may be less than the stated coverage limits or less than otherwise expected and may not be adequate to cover damages and/or costs relating to claims. In addition, there is no guarantee that insurers or other parties will pay claims or that coverage or indemnity will be otherwise available.

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

Other Legal Matters

Since early 2013, the company has received subpoenas or Civil Investigative Demands from a number of State Attorneys General seeking information related to the sales and marketing of certain of the company’s products that are the subject of the Hernia Product Claims and the Women’s Health Product Claims. The company is cooperating with these requests. Since it is not feasible to predict the outcome of these proceedings, the company cannot give any assurances that the resolution of these proceedings will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Gore appealed this matter to the Court of Appeals for the Federal Circuit (the “Court of Appeals”), which on February 10, 2012 affirmed the decision of the District Court. Gore filed a petition with the Court of Appeals for a rehearing of its appeal. On June 14, 2012, the Court of Appeals reaffirmed its February 10, 2012 decision, including the ongoing royalty rates as set by the District Court, with the exception of the issue of willfulness with respect to Gore’s infringement of the 135 patent, which was remanded to the District Court for further consideration. On October 12, 2012, Gore filed a petition for a writ of certiorari to the U.S. Supreme Court requesting a review of the portion of the decision that the Court of Appeals reaffirmed. The U.S. Supreme Court denied Gore’s petition on January 14, 2013.

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

On remand of the action from the Court of Appeals, the District Court heard oral argument on June 5, 2013 on three motions pending before it – Gore’s motion requesting a determination that Gore’s infringement was not willful, Gore’s motion for a new trial, and the company’s motion to execute on the judgment with respect to all amounts other than enhanced damages due to willfulness. On October 16, 2013, the District Court denied Gore’s motion for entry of a judgment holding that Gore’s infringement was not willful and Gore’s motion for a new trial. The District Court granted the company’s motion to execute on the judgment, holding that all aspects of the judgment relating to infringement were “final and non-appealable.” The District Court continued its stay on the execution of the judgment with respect to willfulness and the related enhanced damages.

On November 1, 2013, Gore paid to the company $894.3 million in cash (the “Gore Proceeds”), the total amount of the compensatory damages for infringement, including pre- and post-judgment interest, and the royalties accrued through September 30, 2013. Gore expressly reserved its right to appeal from the District Court’s rulings and notified the company that, if successful on appeal, it would seek to recover the amounts paid to the company. On December 5, 2013, Gore filed an appeal in the Court of Appeals on all of the District Court’s rulings, including the order denying Gore’s motion for a new trial.

As of the third quarter of 2013, the company considered both the compensatory damages and the enhanced damages and the royalty awards to be contingent gains. In the fourth quarter of 2013, the company recorded a gain of $894.3 million ($557.4 million after tax) to other (income) expense, net, based on the District Court’s October 2013 rulings and the company’s receipt of the Gore Proceeds. In addition, in January 2014, the company received $37.6 million from Gore, representing Gore’s calculation of royalties for its infringing sales for the quarter ended December 31, 2013. This royalty payment will be recorded in the first quarter of 2014. The company has concluded that the chance of Gore establishing its right to recover this cash is remote. The company continues to account for the enhanced damages awarded by the District Court due to Gore’s willfulness as a contingent gain.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The timing of final resolution of this litigation remains uncertain. The company cannot give any assurances that royalties for Gore’s future infringing sales will remain at or near historic levels.

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

The company recorded a charge, net of estimated recoveries to other (income) expense, net, of approximately $293.0 million ($276.0 million after tax) in the second quarter of 2013, which recognized the estimated costs for certain of the product liability matters discussed above under the heading “Product Liability Matters”, including (with respect to such matters) asserted and unasserted claims, and costs to administer the settlements related to such matters. The company recorded this charge after evaluating these matters based on information then currently available, including: the allegations and documentation supporting or refuting such allegations; publicly available information regarding similar medical device mass tort settlements; historical information regarding other product liability settlements involving the company; and the procedural posture and stage of litigation. Since recording that charge, based on information currently available regarding these, and other factors including the increase in the number of claims, the company recorded an additional charge, net of estimated recoveries to other (income) expense, net, of approximately $108.0 million ($92.0 million after tax) in the fourth quarter of 2013, which recognized the estimated additional costs for certain of these product liability matters, including (with respect to such matters) asserted and unasserted claims, and costs to administer the settlements related to such matters. These charges exclude any costs associated with all but one putative class

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

action lawsuit. The company cannot give any assurances that the actual costs incurred with respect to these product liability matters will not exceed the related amounts accrued. With respect to product liability claims that are not resolved through settlement, the company intends to vigorously defend against such claims, including through litigation. The company cannot give any assurances that the resolution of any of its product liability matters, including asserted and unasserted claims and the putative class action lawsuits, will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

Accruals for product liability and other legal matters amounted to $662.4 million, of which $117.5 million was recorded to accrued expenses, and $158.1 million at December 31, 2013 and 2012, respectively. The company made total payments of $177.1 million to qualified settlement funds (“QSFs”), of which $19.5 million were made during 2013, subject to certain settlement conditions, for certain Hernia Product Claims. Payments to QSFs were recorded as a component of restricted cash. Total payments of $160.8 million from these QSFs have been made to qualified claimants, of which $28.2 million were made during 2013. In addition, other payments of $29.4 million have been made to qualified claimants, of which $18.8 million were made during 2013.

The company recorded receivables related to product liability matters amounting to $234.9 million and $45.6 million at December 31, 2013 and 2012, respectively. A substantial amount of the receivable at December 31, 2013 is the subject of a dispute with a supplier who has contested at least, in part, its obligation to defend and indemnify the company, which the company refutes. After considering the following factors (as appropriate): the nature of the claims, relevant contracts, relevant legal issues, the advice and judgment of outside legal counsel, and other pertinent factors, the company believes that it should collect these receivables.

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

The company is committed under noncancelable operating leases involving certain facilities and equipment. The minimum annual rentals under the terms of these leases are as follows: 2014 - $30.3 million; 2015 - $26.2 million; 2016 - $24.1 million; 2017 - $20.1 million; 2018 - $19.2 million and thereafter - $57.3 million. Total rental expense for operating leases approximated $29.4 million in 2013, $25.9 million in 2012 and $25.1 million in 2011.

11. Share-Based Compensation Plans

The company may grant a variety of share-based payments under the 2012 Long Term Incentive Plan of C. R. Bard, Inc., as amended and restated (the “LTIP”) and the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc., as amended and restated (the “Directors’ Plan”) to certain directors, officers and employees. At the company’s Annual Meeting of Shareholders on April 17, 2013, the shareholders authorized an additional 2,000,000 shares for issuance under the LTIP. The total number of remaining shares at December 31, 2013 that may be issued under the LTIP was 4,328,678 and under the Directors’ Plan was 35,707. Awards under the LTIP may be in the form of stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, unrestricted stock and other stock-based awards. Awards under the Directors’ Plan may be in the form of stock awards, stock options or stock appreciation rights. The company also has two employee stock purchase programs.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recognized for share-based compensation for the following years ended December 31 are:

	2013	2012	2011
(dollars in millions)
Total cost of share-based compensation plans	$61.5	$52.0	$55.4
Amounts capitalized in inventory and fixed assets	(1.8)	(1.5)	(1.5)
Amounts charged against income for amounts previously capitalized in inventory and fixed assets	1.8	1.6	1.6

Amounts charged against income	$61.5	$52.1	$55.5

Amount of related income tax benefit recognized in income	$21.5	$18.8	$18.7

As of December 31, 2013, there were $112.8 million of unrecognized compensation costs related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately three years. The company has sufficient shares to satisfy expected share-based payment arrangements in 2014.

Stock Options—The company grants stock options to certain employees and may grant stock options to directors with exercise prices equal to the average of the high and low prices of the company’s common stock on the date of grant. These stock option awards generally have requisite service periods of up to four years, and ten-year contractual terms. Certain stock option awards granted in prior years provided for accelerated vesting after a minimum of two years subject to performance conditions, which were met. Summarized information regarding total stock option activity and amounts for the year ended December 31, 2013 is as follows:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding - January 1	6,284,738	$82.83
Granted	843,616	134.42
Exercised	(1,781,789)	76.03
Canceled/forfeited	(116,996)	90.18

Outstanding - December 31	5,229,569	$93.30	6.7	$214.4

Exercisable	3,326,580	$83.19	5.3	$168.8

The company uses a binomial-lattice option valuation model to estimate the fair value of stock options. The assumptions used to estimate the fair value of the company’s stock option grants for the following years ended December 31 are:

	2013	2012	2011
Dividend yield	0.7%	0.8%	0.8%
Risk-free interest rate	1.6%	0.9%	1.03%
Expected option life in years	6.5	7.0	7.0
Expected volatility	21%	21%	23%
Option fair value	$29.83	$20.22	$19.82

Compensation expense related to stock options was $15.9 million, $15.8 million and $19.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013, there were $35.2 million of total unrecognized compensation costs related to nonvested stock options. These costs are expected to be

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized over a weighted-average period of approximately two years. During the years ended December 31, 2013, 2012 and 2011, 946,698, 1,152,890 and 489,648 options, respectively, vested with a weighted-average fair value of $20.69, $21.49 and $22.80, respectively. The total intrinsic value of stock options exercised during 2013, 2012 and 2011 was $78.0 million, $42.1 million and $88.7 million, respectively.

Cash received from stock option exercises for the years ended December 31, 2013, 2012 and 2011 was $135.5 million, $89.6 million and $106.5 million, respectively. The actual tax benefit realized for the tax deductions from option exercises was $26.7 million, $14.5 million and $31.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Restricted Stock and Units—Restricted stock awards entitle employees to voting and dividend rights. Restricted stock units entitle employees to dividend rights. Certain restricted stock awards have performance features. Restricted stock and unit grants have requisite service periods of between four to seven years. Compensation expense related to restricted stock and units was $20.0 million, $18.7 million and $22.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013, there were $41.1 million of total unrecognized compensation costs related to nonvested restricted stock and unit awards. These costs are expected to be recognized over a weighted-average period of approximately two years. The activity in the nonvested restricted stock and unit awards for the year ended December 31, 2013 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding - January 1	1,055,625	$87.76
Granted	189,031	134.73
Vested	(322,075)	88.44
Forfeited	(50,948)	96.94

Outstanding - December 31	871,633	$98.34

Other Restricted Stock Units—Certain other restricted stock units have requisite service periods of between four and seven years. No voting or dividend rights are associated with these grants until the underlying shares are issued upon vesting. Compensation expense related to these awards was $10.0 million, $5.1 million and $4.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013, there were $23.5 million of total unrecognized compensation costs related to these nonvested restricted stock unit awards. These costs are expected to be recognized over a weighted-average period of approximately four years. The activity in the nonvested restricted stock unit awards for the year ended December 31, 2013 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding - January 1	534,157	$85.17
Granted	143,288	100.13
Vested	(107,177)	87.16
Forfeited	(59,782)	88.36

Outstanding - December 31	510,486	$89.58

Performance Restricted Stock Units—In the first quarter of each of 2013 and 2012, the company granted performance restricted stock units to certain officers. These units have requisite service periods of three years and have no dividend rights. Compensation expense related to performance restricted stock units was $6.6 million and

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$2.6 million for the years ended December 31, 2013 and 2012, respectively. At December 31, 2013, there were $8.0 million of total unrecognized compensation costs related to nonvested performance restricted stock units. These costs are expected to be recognized over a weighted-average period of approximately two years. The actual payout of these units varies based on the company’s performance over the three-year period based on pre-established targets over the period and a market condition modifier based on total shareholder return (“TSR”) compared to an industry peer group. The actual payout under these awards may exceed an officer’s target payout; however, compensation cost initially recognized assumes that the target payout level will be achieved and may be adjusted for subsequent changes in the expected outcome of the performance- related condition. The fair values of these units are based on the market price of the company’s stock on the date of the grant and use a Monte Carlo simulation model for the TSR component. The fair values of the TSR components of the 2013 and 2012 grants were estimated based on the following assumptions: risk-free interest rate of 0.42% and 0.41%, respectively; dividend yield of 0.81% and 0.85%, respectively; and expected life of 2.88 and 2.83 years, respectively. At December 31, 2013 and 2012, there were 182,103 and 95,969 nonvested performance restricted stock units outstanding, respectively.

Other Stock-Based Awards—The company grants stock awards to directors. Shares have been generally distributed to a director annually and have a requisite service period of three years. The fair value of these awards is charged to compensation expense over the directors’ terms. Restrictions limit the sale or transfer of these awards until the awarded stock vests and for certain awards until an additional two-year period lapses. There are voting and dividend rights associated with these awards. Compensation expense related to these stock awards was $0.8 million, $0.9 million and $1.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013, there were $0.3 million of total unrecognized compensation costs related to nonvested other stock-based awards. These costs are expected to be recognized over a weighted-average period of approximately one year. At December 31, 2013 and 2012, nonvested other stock-based awards of 16,112 and 23,107 shares, respectively, were outstanding.

Management Stock Purchase Program—The company maintains a management stock purchase program under the Plan (together with a predecessor stock purchase plan, the “MSPP”). Under the MSPP, employees at a specified level may purchase, with their eligible annual bonus, common stock units at a 30% discount from the lower of the price of the common stock on July 1 of the previous year or on the date of purchase, which occurs on the date bonuses are approved by the Board of Directors. Employees make an election on or before June 30 of the previous year as to the percentage of their eligible annual bonus that will be used to purchase common stock units under the MSPP. The company’s predecessor plan provided for the purchase of shares of the company’s common stock. Employees are required to allocate at least 25% of their eligible annual bonuses to purchase common stock units under the MSPP to the extent they have not satisfied certain stock ownership guidelines. MSPP shares or units are restricted from sale or transfer for four years from the purchase date. Only shares or units corresponding to the 30% discount are forfeited if the employee’s employment terminates prior to the end of the four-year vesting period. Dividends or dividend-equivalents are paid on MSPP shares or units, and the participant has the right to vote all MSPP shares. The activity in the MSPP for the year ended December 31, 2013 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding - January 1	212,167	$30.76
Purchased	51,524	36.34
Vested	(50,300)	33.17
Forfeited	(6,928)	31.87

Outstanding - December 31	206,463	$31.53

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The company uses the Black-Scholes model, as a result of the option-like features of the MSPP, to estimate the expense associated with anticipated MSPP purchases. Compensation expense is recognized over a period that will end four years after purchase. The assumptions used for the following years ended December 31 are:

	2013	2012	2011
Dividend yield	0.8%	0.9%	0.8%
Risk-free interest rate	0.10%	0.16%	0.12%
Expected life in years	0.6	0.6	0.6
Expected volatility	15%	20%	16%
Fair value	$37.20	$38.33	$38.25

Compensation expense related to this program was $5.7 million, $6.2 million and $5.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013, there were $4.7 million of total unrecognized compensation costs related to nonvested MSPP shares and units. These costs are expected to be recognized over a weighted-average period of approximately three years.

Employee Stock Purchase Plan—Under the Employee Stock Purchase Plan of C. R. Bard, Inc. as Amended and Restated (“ESPP”), domestic employees and certain foreign employees can purchase Bard stock at a 15% discount to the lesser of the market price on the beginning or ending date of the six-month periods ending June 30 and December 31 of each year. Participants in the ESPP may elect to make after-tax payroll deductions of 1% to 10% of compensation as defined by the plan up to the stated maximum of $20,000 per year. The ESPP is intended to meet the requirements of Section 423 of the Internal Revenue Code of 1986, as amended. At December 31, 2013, 505,896 shares were available for purchase under the ESPP. Employee payroll deductions are for six-month periods beginning each January 1 and July 1. Shares of the company’s common stock are purchased on June 30 or December 31 or the following business day, unless either the purchase of such shares was delayed at the election of the participant or the participant’s employment was terminated. Purchased shares are restricted for sale or transfer for a six-month period. All participant funds received prior to the ESPP purchase dates are held as company liabilities without interest or other increment. No dividends are paid on employee contributions until shares are purchased.

The company values the ESPP purchases utilizing the Black-Scholes model. The weighted average assumptions used for the following years ended December 31 are:

	2013	2012	2011
Dividend yield	0.8%	0.9%	0.8%
Risk-free interest rate	0.11%	0.11%	0.16%
Expected life in years	0.5	0.5	0.5
Expected volatility	16%	26%	17%
Fair value	$20.08	$21.21	$19.63

Compensation expense related to this plan was $2.5 million, $2.8 million and $2.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. For the years ended December 31, 2013 and 2012, employees purchased 138,520 and 147,858 shares, respectively.

12. Pension and Other Postretirement Benefit Plans

Defined Benefit Pension Plans

The company has both tax-qualified and nonqualified, noncontributory defined benefit pension plans that together cover certain domestic and foreign employees. These plans provide benefits based upon a participant’s

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The change in benefit obligation, change in fair value of plan assets and funded status for the plans are as follows:

	2013	2012
(dollars in millions)
Benefit obligation - beginning	$485.0	$421.9
Service cost	30.4	28.4
Interest cost	18.3	19.5
Actuarial (gain) loss	(20.8)	37.2
Benefits paid	(39.5)	(23.1)
Currency/other	3.2	1.1

Benefit obligation - ending	$476.6	$485.0

Fair value of plan assets - beginning	$355.7	$298.7
Actual return on plan assets	64.0	38.2
Company contributions	33.4	40.3
Benefits paid	(39.5)	(23.1)
Currency/other	2.6	1.6

Fair value of plan assets - ending	$416.2	$355.7

Funded status of the plans, December 31	$(60.4)	$(129.3)

Foreign benefit plan assets at fair value included in the preceding table were $86.2 million and $73.3 million at December 31, 2013 and 2012, respectively. The foreign pension plan benefit obligations included in this table were $89.6 million and $75.9 million at December 31, 2013 and 2012, respectively. The benefit obligation for nonqualified plans also included in this table was $66.8 million and $69.8 million at December 31, 2013 and 2012, respectively. The nonqualified plans are generally not funded.

At December 31, 2013 and 2012, the accumulated benefit obligation for all pension plans was $423.7 million and $429.5 million, respectively. At December 31, 2013 and 2012, the accumulated benefit obligation for foreign pension plans was $73.7 million and $62.9 million, respectively. The accumulated benefit obligation for the nonqualified plans was $62.4 million and $65.1 million at December 31, 2013 and 2012, respectively.

For pension plans with benefit obligations in excess of plan assets at December 31, 2013 and 2012, the fair value of plan assets was $86.2 million and $288.2 million, respectively, and the benefit obligation was $156.4 million and $418.5 million, respectively. For pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2013 and 2012, the fair value of plan assets was $7.0 million and $288.2 million, respectively, and the accumulated benefit obligation was $70.2 million and $373.0 million, respectively.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recognized in accumulated other comprehensive loss at December 31 consisted of:

	2013	2012
(dollars in millions)
Net loss	$105.8	$178.2
Prior service credit	(3.7)	(5.1)

Before tax amount	$102.1	$173.1

After tax amount	$66.7	$111.1

The change in net loss in the above table included a net gain of $57.4 million ($21.3 million after tax) and a net loss of $23.4 million ($15.0 million after tax) arising during the years ended December 31, 2013 and 2012, respectively.

Amounts recognized in the consolidated balance sheets at December 31 consisted of:

	2013	2012
(dollars in millions)
Other assets	$9.8	$1.0
Accrued compensation and benefits	(4.6)	(3.9)
Other long-term liabilities	(65.6)	(126.4)

Net amount recognized	$(60.4)	$(129.3)

The estimated net actuarial loss for pension benefits that will be amortized from accumulated other comprehensive loss into net pension cost over the next fiscal year is expected to be $9.7 million.

The components of net periodic benefit cost for the following years ended December 31 are:

	2013	2012	2011
(dollars in millions)
Service cost, net of employee contributions	$29.9	$27.8	$26.1
Interest cost	18.3	19.5	19.0
Expected return on plan assets	(26.0)	(24.1)	(23.2)
Amortization of net loss	14.1	11.0	8.4
Amortization of prior service cost	(0.5)	(0.4)	(0.2)

Net periodic pension cost	$35.8	$33.8	$30.1

The net pension cost attributable to foreign plans included in the above table were $3.7 million, $3.2 million and $3.7 million in 2013, 2012 and 2011, respectively.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average assumptions used in determining pension plan information for the following years ended December 31 are:

	2013	2012	2011

Net Cost
Discount rate	3.89%	4.73%	5.15%
Expected return on plan assets	7.27%	7.52%	7.93%
Rate of compensation increase	3.38%	3.76%	4.34%

Benefit Obligation
Discount rate	4.58%	3.89%	4.73%
Rate of compensation increase	3.49%	3.38%	3.76%

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

The weighted average target asset allocations for the plans at December 31, are as follows:

	Target Allocation
	2013	2012
Asset Categories
Equity securities	61%	61%
Fixed income securities	33%	33%
Cash equivalents	6%	6%

Total	100%	100%

Due to short-term fluctuations in asset performance, allocation percentages may temporarily deviate from these target allocation percentages before a rebalancing occurs. Cash equivalents are used to satisfy benefit disbursement requirements and will vary throughout the year.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes fair value measurements of plan assets at December 31:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Total(B)
	2013	2012	2013	2012	2013	2012
(dollars in millions)
Cash equivalents	$—	$—	$6.7	$5.1	$6.7	$5.1
Equity securities:
U.S. large-cap	—	—	117.8	94.6	117.8	94.6
U.S. mid-cap	35.3	28.6	—	—	35.3	28.6
U.S. small-cap	45.8	38.7	—	—	45.8	38.7
Foreign	30.2	27.8	44.9	36.5	75.1	64.3
Fixed income securities:
Diversified bond fund(A)	—	—	106.9	98.6	106.9	98.6
Foreign government bonds	—	—	10.6	9.8	10.6	9.8
Foreign corporate notes and bonds	—	—	11.0	10.2	11.0	10.2
Guaranteed insurance contracts	—	—	7.0	5.8	7.0	5.8

Total plan assets	$111.3	$95.1	$304.9	$260.6	$416.2	$355.7

(A)	Diversified bond fund consists of U.S. Treasury bonds, mortgage backed securities, and corporate bonds.
(B)	There were no plan assets categorized as Level 3 at December 31, 2013 and 2012, respectively.

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

Funding Policy and Expected Contributions—The company’s objective in funding its domestic tax-qualified plan is to accumulate funds sufficient to provide for all benefits and to satisfy the minimum contribution requirements of ERISA. Outside the United States, the company’s objective is to fund the international retirement costs over time within the limits of minimum requirements and allowable tax deductions. The company’s annual funding decisions also consider the relationship between the returns on each asset compared to the plan’s corresponding expense and consider the relationship between each tax-qualified plan’s benefit obligation and its corresponding funded status. The company expects to make discretionary contributions of up to $30 million to its qualified plans in 2014.

The total expected benefit payments are as follows:

(dollars in millions)
2014	$31.8
2015	31.7
2016	32.8
2017	34.8
2018	36.6
2019 through 2023	201.6

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Defined Contribution Retirement Plans

All domestic employees of the company not covered by a collective bargaining agreement who have been scheduled for 1,000 hours of service are eligible to participate in the company’s defined contribution plan. The amounts charged to income for this plan were $12.8 million, $9.8 million and $7.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. Outside the United States, the company maintains defined contribution plans along with small pension arrangements that are typically funded with insurance products. These arrangements had a total expense of $4.2 million, $2.6 million and $2.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. In addition, the company maintains a long-term deferred compensation arrangement for directors that allows deferral of the annual retainer and meeting fees at the director’s election. The company annually accrues for long-term compensation, which is paid out upon the director’s retirement from the board. The total 2013 expense for these arrangements was not material.

Other Postretirement Benefit Plan

The company does not provide subsidized postretirement healthcare benefits and life insurance coverage except for a limited number of former employees. As this plan is unfunded, contributions are made as benefits are incurred. The benefit obligation for this plan was $7.9 million and $8.9 million at December 31, 2013 and 2012, respectively. Amounts recognized in accumulated other comprehensive loss were $2.4 million ($1.5 million after tax) for the year ended December 31, 2013 and $3.2 million ($2.0 million after tax) for the year ended December 31, 2012. The net periodic benefit cost was $0.5 million for the year ended December 31, 2013 and $0.6 million for each of the years ended December 31, 2012 and 2011.

13. Other (Income) Expense, Net

The components of other (income) expense, net, for the following years ended December 31 are:

	2013	2012	2011
(dollars in millions)
Interest income	$(1.3)	$(5.5)	$(3.5)
Foreign exchange losses (gains)	4.4	(0.7)	2.0
Gore Proceeds	(894.3)	—	—
Litigation charges, net	428.0	—	246.5
Gain on the EP Sale	(213.0)	—	—
Contribution to C. R. Bard Foundation, Inc.	25.0	2.5	2.2
Divestiture-related charges	17.5	—	—
Asset impairments	6.4	22.2	—
Restructuring	(2.1)	17.4	7.8
Acquisition-related items	11.3	2.1	4.4
Impairment charges for bonds	—	—	11.5
Other, net	(1.2)	2.3	1.0

Total other (income) expense, net	$(619.3)	$40.3	$271.9

Gore Proceeds—See Note 10 of the notes to consolidated financial statements.

Litigation charges, net—In 2013, the amount reflected estimated costs for product liability matters, net of recoveries, and other litigation matters. In 2011, the amount reflected the estimated costs of settling all Hernia Product Claims (other than the putative class action lawsuits), including costs to administer the settlements, and the charge associated with the preliminary agreement to resolve claims with respect to the Brachytherapy Matter. The amount for 2011 also reflected certain other legal settlements and commitments. See Note 10 of the notes to consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gain on the EP Sale—See Note 2 of the notes to consolidated financial statements.

Contribution to C. R. Bard Foundation, Inc.—The amounts represent annual contributions to the C. R. Bard Foundation, Inc.

Divestiture-related charges—The amount reflected separation costs incurred in connection with the EP Sale. See Note 2 of the notes to consolidated financial statements.

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

14. Other Comprehensive Income

During the first quarter of 2013, the company adopted new Financial Accounting Standards Board guidance that requires the company to present information about reclassification adjustments from accumulated other comprehensive loss. Under this guidance, the company presents the effect of amounts reclassified from each component of accumulated other comprehensive loss based on its source.

The changes in accumulated other comprehensive income (loss) by component are as follows:

	Derivative Instruments Designated as Cash Flow Hedges		Foreign Currency Translation	Benefit Plans(C)	Total
(dollars in millions)
Balance at December 31, 2010	$—		$29.0	$(85.2)	$(56.2)
Other comprehensive income (loss) before reclassifications	(1.4)		12.1	(39.1)	(28.4)
Tax (provision) benefit related to other comprehensive income (loss) before reclassifications(A)	1.0		—	12.5	13.5

Other comprehensive income (loss) before reclassifications, net of taxes	(0.4)		12.1	(26.6)	(14.9)

Amounts reclassified from accumulated other comprehensive income (loss)	(2.0	)(B)	—	8.4	6.4
Tax provision (benefit) related to amounts reclassified from accumulated other comprehensive income (loss)	1.0		—	(2.9)	(1.9)

Reclassifications, net of tax	(1.0)		—	5.5	4.5

Other comprehensive income (loss)	(1.4)		12.1	(21.1)	(10.4)

Balance at December 31, 2011	$(1.4)		$41.1	$(106.3)	$(66.6)

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Derivative Instruments Designated as Cash Flow Hedges		Foreign Currency Translation	Benefit Plans(C)	Total
(dollars in millions)
Other comprehensive income (loss) before reclassifications	$3.6		$(8.5)	$(23.5)	$(28.4)
Tax (provision) benefit related to other comprehensive income (loss) before reclassifications(A)	(1.8)		—	9.6	7.8

Other comprehensive income (loss) before reclassifications, net of taxes	1.8		(8.5)	(13.9)	(20.6)

Amounts reclassified from accumulated other comprehensive income (loss)	(1.2	)(B)	—	10.8	9.6
Tax provision (benefit) related to amounts reclassified from accumulated other comprehensive income (loss)	0.1		—	(3.7)	(3.6)

Reclassifications, net of tax	(1.1)		—	7.1	6.0

Other comprehensive income (loss)	0.7		(8.5)	(6.8)	(14.6)

Balance at December 31, 2012	$(0.7)		$32.6	$(113.1)	$(81.2)

Other comprehensive income (loss) before reclassifications	$1.7		$14.7	$58.0	$74.4
Tax (provision) benefit related to other comprehensive income (loss) before reclassifications(A)	(0.2)		—	(22.0)	(22.2)

Other comprehensive income (loss) before reclassifications, net of taxes	1.5		14.7	36.0	52.2

Amounts reclassified from accumulated other comprehensive income (loss)	(1.2	)(B)	—	13.9	12.7
Tax provision (benefit) related to amounts reclassified from accumulated other comprehensive income (loss)	0.4		—	(5.0)	(4.6)

Reclassifications, net of tax	(0.8)		—	8.9	8.1

Other comprehensive income (loss)	0.7		14.7	44.9	60.3

Balance at December 31, 2013	$—		$47.3	$(68.2)	$(20.9)

(A)	Income taxes are not provided for foreign currency translation adjustment.
(B)	See Note 6 of the notes to consolidated financial statements.
(C)	These components are included in the computation of net periodic pension cost. See Note 12 of the notes to consolidated financial statements.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

company’s products are intended to be used once and then discarded or either temporarily or permanently implanted. The company’s chief operating decision makers evaluate their various global product portfolios on a net sales basis and generally evaluate profitability and associated investment on an enterprise-wide basis due to shared geographic infrastructures.

Net sales based on the location of the external customer and identifiable assets by geographic region for the following years ended December 31 are:

	2013	2012	2011
(dollars in millions)
Net sales
United States	$2,014.1	$1,967.7	$1,956.0
Europe(A)	486.2	472.7	490.7
Japan	164.0	163.2	142.8
Other(A)	385.2	354.5	306.9

	$3,049.5	$2,958.1	$2,896.4

(A)	Beginning in 2013, certain emerging markets in Europe are included in the “other” geographic region. Prior year amounts have been reclassified to conform to the current year presentation.

Long-lived assets
United States	$612.5	$390.5	$390.8
Europe	52.3	49.6	52.5
Other	17.6	17.8	14.2

	$682.4	$457.9	$457.5

Total net sales by product group category for the following years ended December 31 are:

	2013	2012	2011
(dollars in millions)
Vascular	$830.0	$845.0	$842.4
Urology	776.6	757.8	734.8
Oncology	857.1	812.4	779.5
Surgical Specialties	499.0	455.1	450.0
Other	86.8	87.8	89.7

	$3,049.5	$2,958.1	$2,896.4

16. Unaudited Interim Financial Information

2013	1st Qtr	2nd Qtr		3rd Qtr	4th Qtr	Year
(dollars in millions except per share amounts)
Net sales	$740.3	$759.9		$758.0	$791.3	$3,049.5
Cost of goods sold	295.3	296.6		291.9	310.6	1,194.4
Income (loss) from operations before income taxes	127.6	(135.9)		119.0	1,102.7	1,213.4
Net income (loss)	90.7	(161.6)		93.2	667.5	689.8
Basic earnings (loss) per share available to common shareholders(A)	1.09	(2.03)		1.17	8.45	8.54
Diluted earnings (loss) per share available to common shareholders(A)	1.08	(2.03	)(B)	1.15	8.28	8.39

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(A)	Total per share amounts may not add due to rounding.
(B)

Common share equivalents primarily from share-based compensation plans were not included in the computation of diluted weighted average shares outstanding because their effect would have been antidilutive.

The first quarter 2013 included litigation charges of $25.8 million and asset impairments of $5.7 million. These items decreased net income by $29.3 million after tax, or $0.35 diluted earnings per share available to common shareholders.

The second quarter 2013 included litigation charges, net of $292.4 million, asset impairments of $3.2 million, and a reversal of $1.4 million of restructuring costs. These items decreased net income by $277.1 million after tax, or $3.35 diluted earnings per share available to common shareholders.

The third quarter 2013 included acquisition-related items of $33.7 million primarily consisting of an IPR&D charge related to the acquisition of early-stage technology of $29.5 million, divestiture-related charges of $9.7 million, and an impairment charge for an IPR&D project of $3.4 million. The income tax provision decreased $2.2 million due to remeasurement of an uncertain tax position. These items decreased net income by $29.1 million after tax, or $0.36 diluted earnings per share available to common shareholders.

The fourth quarter 2013 included Gore Proceeds of $894.3 million, a gain on the EP Sale of $213.0 million, and litigation charges, net, of $109.8 million. Also included were a contribution to the C. R. Bard Foundation, Inc. of $22.5 million, acquisition-related items of $14.0 million primarily consisting of integration costs of $11.2 million, and divestiture-related charges of $7.8 million. These items increased net income by $552.8 million after tax, or $6.86 diluted earnings per share available to common shareholders.

2012	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
(dollars in millions except per share amounts)
Net sales	$730.0	$742.6	$722.9	$762.6	$2,958.1
Cost of goods sold	279.4	285.7	272.6	287.6	1,125.3
Income from operations before income taxes	191.4	185.5	178.2	177.3	732.4
Net income	138.7	133.9	129.3	128.2	530.1
Basic earnings per share available to common shareholders	1.62	1.56	1.52	1.54	6.24
Diluted earnings per share available to common shareholders	1.60	1.54	1.50	1.52	6.16

The second quarter 2012 included asset impairments of $9.0 million and a reversal of $1.6 million of restructuring costs. The income tax provision increased $1.1 million due to a write-down of a tax receivable in a foreign jurisdiction. These items decreased net income by $5.8 million after tax, or $0.07 diluted earnings per share available to common shareholders.

The third quarter 2012 included asset impairments of $13.2 million and acquisition-related items of $4.5 million primarily consisting of an IPR&D charge and purchase accounting adjustments of $2.4 million. These items decreased net income by $12.1 million after tax, or $0.14 diluted earnings per share available to common shareholders.

The fourth quarter 2012 included a restructuring charge of $19.0 million and acquisition-related items of $3.1 million primarily consisting of an IPR&D charge and purchase accounting adjustments of $1.9 million. This item decreased net income by $15.7 million after tax, or $0.19 diluted earnings per share available to common shareholders.

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

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of December 31, 2013. Based upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2013, the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to accomplish their objectives at the reasonable assurance level. There have been no changes in internal control over financial reporting for the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting is included in Item 8 and is incorporated herein by reference.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to Directors of the company is incorporated herein by reference to the material contained under the heading “Proposal No. 1 — Election of Directors” in the company’s definitive Proxy Statement for its 2014 annual meeting of shareholders (the “2014 Proxy Statement”).

Information with respect to Executive Officers of the company is contained at the end of Part I of this filing under the heading “Executive Officers of the Registrant” and is incorporated by reference into this Item.

The information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the company’s 2014 Proxy Statement is incorporated herein by reference.

The information contained under the caption “Corporate Governance — The Board of Directors and Committees of the Board” in the company’s 2014 Proxy Statement is incorporated herein by reference.

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

Item 11. Executive Compensation

The information contained under the captions “Executive Officer Compensation,” “Director Compensation,” “Corporate Governance — The Board of Directors and Committees of the Board — Compensation Committee — Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the company’s 2014 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the captions “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and “Equity Compensation Plan Information” in the company’s 2014 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under the captions “Related Person Transactions” and “Corporate Governance — Director Independence” in the company’s 2014 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information contained under the caption “Proposal No. 2 — Ratification of the Appointment of KPMG LLP as Independent Registered Public Accounting Firm” in the company’s 2014 Proxy Statement is incorporated herein by reference.

III-1

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)

l. Financial Statements. See Index to Consolidated Financial Statements at Item 8, page II-21 of this report.

2. Financial Statement Schedules.

Schedule II. Valuation and Qualifying Accounts for the years ended December 31, 2013, 2012 and 2011.

(dollars in millions)	Balance Beginning of Year	Charges to Costs and Expenses	Deductions(1)	Balance End of Year
Year Ended December 31, 2013
Allowance for inventory obsolescence	$30.7	$21.2	$(20.6)	$31.3
Allowance for doubtful accounts	12.4	1.3	(2.1)	11.6

Totals	$43.1	$22.5	$(22.7)	$42.9

	Balance Beginning of Year	Charges to Costs and Expenses	Deductions(1)	Balance End of Year
Year Ended December 31, 2012
Allowance for inventory obsolescence	$27.4	$19.3	$(16.0)	$30.7
Allowance for doubtful accounts	10.0	3.6	(1.2)	12.4

Totals	$37.4	$22.9	$(17.2)	$43.1

	Balance Beginning of Year	Charges to Costs and Expenses	Deductions(1)	Balance End of Year
Year Ended December 31, 2011
Allowance for inventory obsolescence	$26.5	$14.7	$(13.8)	$27.4
Allowance for doubtful accounts	10.5	3.7	(4.2)	10.0

Totals	$37.0	$18.4	$(18.0)	$37.4

(1)	Includes writeoffs and the impact of foreign currency exchange rates.

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

Number
3.1	Amended and Restated By-Laws, effective as of February 12, 2014, filed as Exhibit 3b to the company’s February 19, 2014 Form 8-K, is incorporated herein by reference.

3.2	Restated Certificate of Incorporation, effective June 18, 2012, filed as Exhibit 3b to the company’s June 15, 2012 Form 8-K, is incorporated herein by reference.

4.1	Form of Indenture, dated as of December 1, 1996 between C. R. Bard, Inc. and The Chase Manhattan Bank, N.A., as trustee, filed as Exhibit 4.1 to the company’s Registration Statement on Form S-3, File No. 333-05997, is incorporated herein by reference.

4.2	Indenture, dated December 20, 2010, between C. R. Bard, Inc. and Wells Fargo Bank, National Association, as Trustee filed as Exhibit 4.1 to the company’s December 20, 2010 Form 8-K, is incorporated herein by reference.

4.3	First Supplemental Indenture, dated December 20, 2010, between C. R. Bard, Inc. and Wells Fargo Bank, National Association, as Trustee filed as Exhibit 4.2 to the company’s December 20, 2010 Form 8-K, is incorporated herein by reference.

4.4	Second Supplemental Indenture, dated October 30, 2012, between C. R. Bard, Inc. and Wells Fargo Bank, National Association, as Trustee filed as Exhibit 4.1 to the company’s October 30, 2012 Form 8-K, is incorporated herein by reference.

4.5	Form of 2.875% Notes due 2016, filed as Exhibit 4.3 to the company’s December 20, 2010 Form 8-K (included as Exhibit A in Exhibit 4.2 to the company’s December 20, 2010 Form 8-K), is incorporated herein by reference.

4.6	Form of 4.400% Notes due 2021, filed as Exhibit 4.4 to the company’s December 20, 2010 Form 8-K (included as Exhibit B in Exhibit 4.2 to the company’s December 20, 2010 Form 8-K), is incorporated herein by reference.

4.7	Form of 1.375% Notes due 2018, filed as Exhibit 4.2 to the company’s October 30, 2012 Form 8-K (included as Exhibit A in Exhibit 4.1 to the company’s October 30, 2012 Form 8-K), is incorporated herein by reference.

10.1*	C. R. Bard, Inc. Agreement and Plans Trust amended and restated as of September 29, 2004, filed as Exhibit 10f to the company’s December 31, 2004 Annual Report on Form 10-K, is incorporated herein by reference.

10.2*	C. R. Bard, Inc. Supplemental Executive Retirement Plan, as of July 13, 1988, filed as Exhibit 10p to the company’s December 31, 1993 Annual Report on Form 10-K, is incorporated herein by reference.

10.3*	1993 Long Term Incentive Plan of C. R. Bard, Inc., as amended effective October 9, 2002, filed as Exhibit 10q to the company’s September 30, 2002 Form 10-Q, is incorporated herein by reference.

10.4*	C. R. Bard, Inc. Management Stock Purchase Plan, amended and restated as of July 10, 2002, filed as Exhibit 10z to the company’s December 31, 2002 Annual Report on Form 10-K, is incorporated herein by reference.

Number
10.5*	Letter agreement entered into by the company with John H. Weiland dated December 12, 1995, filed as Exhibit 10at to the company’s December 31, 2004 Annual Report on Form 10-K, is incorporated herein by reference.

10.6*	Form of Stock Option Agreement under the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc., filed as Exhibit 10ba to the company’s June 30, 2005 Form 10-Q, is incorporated herein by reference.

10.7*	Stock Equivalent Plan for Outside Directors of C. R. Bard, Inc. (as Amended and Restated), effective as of December 14, 2011, filed as Exhibit 10bb to the company’s December 31, 2011 Annual Report on Form 10-K, is incorporated herein by reference.

10.8*	Form of Restricted Stock Award Agreement under the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc., filed as Exhibit 10bd to the company’s September 30, 2005 Form 10-Q, is incorporated herein by reference.

10.9*	Form of Supplemental Insurance/Retirement Plan Agreement (as Amended and Restated) between the company and its executive officers, including each of its named executive officers, filed as Exhibit 10be to the company’s September 30, 2005 Form 10-Q, is incorporated herein by reference.

10.10*	Form of Amended and Restated Change of Control Agreement between the company and its executive officers, including each of its named executive officers, filed as Exhibit 10bf to the company’s September 30, 2005 Form 10-Q, is incorporated herein by reference.

10.11*	2005 Directors’ Stock Award Plan of C. R. Bard, Inc. (as Amended and Restated), filed as Exhibit 10bj to the company’s March 31, 2006 Form 10-Q, is incorporated herein by reference.

10.12*	1998 Employee Stock Purchase Plan of C. R. Bard, Inc. (as Amended and Restated), filed as Exhibit 10bk to the company’s March 31, 2006 Form 10-Q, is incorporated herein by reference.

10.13*	Employee Stock Purchase Plan of C. R. Bard, Inc. (as Amended and Restated), filed as Exhibit B to the company’s March 16, 2012 Schedule 14A, is incorporated herein by reference.

10.14*	Management Stock Purchase Program Elective and Premium Share Units Terms and Conditions (as Amended and Restated), under the company’s 2003 Long Term Incentive Plan, filed as Exhibit 10bp to the company’s December 31, 2007 Annual Report on Form 10-K, is incorporated herein by reference.

10.15*	Form of Deferred Compensation Contract, Deferral of Directors’ Fees of C. R. Bard, Inc. (as Amended and Restated) filed as Exhibit 10bq of the company’s December 31, 2007 Annual Report on Form 10-K, is incorporated herein by reference.

10.16*	Form of Aircraft Time Sharing Agreement between the company and certain of its named executive officers, filed as Exhibit 10bt to the company’s September 30, 2008 Form 10-Q, is incorporated herein by reference.

10.17*	Executive Bonus Plan of C. R. Bard, Inc., effective as of January 1, 2009, filed as Exhibit 10bu to the company’s December 31, 2008 Annual Report on Form 10-K, is incorporated herein by reference.

10.18*	2003 Long Term Incentive Plan of C. R. Bard, Inc. (as Amended and Restated), filed as Exhibit 10bw to the company’s April 21, 2010 Form 8-K, is incorporated herein by reference.

10.19*	2012 Long Term Incentive Plan of C. R. Bard, Inc. as amended and restated, filed as Exhibit A to the company’s March 16, 2012 definitive Proxy Statement on Schedule 14A, is incorporated herein by reference.

10.20*	2005 Directors’ Stock Award Plan of C. R. Bard, Inc. (as Amended and Restated) (effective as of December 8, 2010), filed as Exhibit 10bw to the company’s December 31, 2010 Annual Report on Form 10-K, is incorporated herein by reference.

Number
10.21*	Executive Choice Plan of C. R. Bard, Inc., filed as Exhibit 10bx to the company’s December 31, 2010 Annual Report on Form 10-K, is incorporated herein by reference.

10.22*	Form of Stock Option Award Certificate and Form of Stock Option Terms and Conditions under the Company’s 2003 Long Term Incentive Plan, filed as Exhibit 10by to the company’s December 31, 2010 Annual Report on Form 10-K, is incorporated herein by reference.

10.23*	Form of Restricted Stock Award Certificate and Form of Restricted Stock/Restricted Stock Units Terms and Conditions under the Company’s 2003 Long Term Incentive Plan, filed as Exhibit 10bz to the company’s December 31, 2010 Annual Report on Form 10-K, is incorporated herein by reference.

10.24*	Form of Change of Control Agreement between the company and certain of its officers, filed as Exhibit 10ca to the company’s December 31, 2010 Annual Report on Form 10-K, is incorporated herein by reference.

10.25	Master confirmation agreement with Goldman, Sachs & Co., dated as of December 15, 2010, between Goldman, Sachs & Co. and C. R. Bard, Inc., filed as Exhibit 10cb to the company’s December 31, 2010 Annual Report on Form 10-K, is incorporated herein by reference.***

10.26	Supplemental confirmation agreement, dated as of December 15, 2010, between Goldman, Sachs & Co. and C. R. Bard, Inc., filed as Exhibit 10cc to the company’s December 31, 2010 Annual Report on Form 10-K, is incorporated herein by reference.***

10.27	Credit Agreement dated as of October 12, 2011, among C. R. Bard, Inc., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (as Joint Lead Arrangers and Joint Bookrunners), JPMorgan Chase Bank, N.A. (as Administrative Agent), Bank of America, N.A. (as Syndication Agent) and Barclays Bank PLC, Goldman Sachs Bank USA, Wells Fargo Bank, National Association and Royal Bank of Canada (each as Documentation Agents), filed as Exhibit 10ce to the company’s September 30, 2011 Form 10-Q, is incorporated herein by reference.

10.28	Cooperation Agreement, dated January 20, 2012, by and among C. R. Bard, Inc., ValueAct Capital Master Fund, L.P., VA Partners I, LLC, ValueAct Capital Management, L.P., ValueAct Capital Management, LLC and G. Mason Morfit, filed as Exhibit 10cf to the company’s January 20, 2012 Form 8-K, is incorporated herein by reference.

10.29*	Form of Restricted Stock Units Award Certificate and Form of Restricted Stock Units Terms and Conditions under the Company’s 2003 Long Term Incentive Plan, filed as Exhibit 10cg to the company’s December 31, 2011 Annual Report on Form 10-K, is incorporated herein by reference.

10.30*	Form of Performance Long-Term Incentive Award Certificate and Form of Performance Long-Term Incentive Award Terms and Conditions under the Company’s 2003 Long Term Incentive Plan, filed as Exhibit 10ci to the company’s March 31, 2012 Form 10-Q, is incorporated herein by reference.

10.31*	Incentive-Based Compensation Recovery (“Clawback”) Policy, filed as Exhibit 10.33 to the company’s December 31, 2012 Annual Report on Form 10-K, is incorporated herein by reference.

10.32*	2005 Directors’ Stock Award Plan of C. R. Bard, Inc. (as Amended and Restated), filed as Exhibit 10.32 to the company’s December 31, 2012 Annual Report on Form 10-K, is incorporated herein by reference.

10.33*	2012 Long Term Incentive Plan of C. R. Bard, Inc. as amended and restated, filed as Exhibit 10.34 to the company’s April 19, 2013 Form 8-K, is incorporated herein by reference.

10.34*	2005 Directors’ Stock Award Plan of C. R. Bard, Inc. (as Amended and Restated), filed as Exhibit 10.34 to the company’s September 30, 2013 Form 10-Q, is incorporated herein by reference.

Number
10.35	Amendment No. 1, dated as of September 26, 2013, to Credit Agreement dated as of October 12, 2011, among C. R. Bard, Inc., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (as Joint Lead Arrangers and Joint Bookrunners), JPMorgan Chase Bank, N.A. (as Administrative Agent), Bank of America, N.A. (as Syndication Agent) and Barclays Bank PLC, Goldman Sachs Bank USA, Wells Fargo Bank, National Association and Royal Bank of Canada (each as Documentation Agents), filed as Exhibit 10.35 to the company’s September 30, 2013 Form 10-Q, is incorporated by reference.

10.36*	Form of Restricted Stock Units Award Certificate and Form of Restricted Stock Units Terms and Conditions under the company’s 2012 Long Term Incentive Plan.**

10.37*	Form of Stock Option Award Certificate and Form of Stock Option Terms and Conditions under the company’s 2012 Long Term Incentive Plan.**

12.1	Computation of Ratio of Earnings to Fixed Charges**

21	Subsidiaries of the Registrant**

23.1	Consent of Independent Registered Public Accounting Firm**

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer**

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer**

32.1	Section 1350 Certification of Chief Executive Officer**

32.2	Section 1350 Certification of Chief Financial Officer**

99	Form of indemnity agreement between the company and each of its directors and officers, filed as Exhibit 99 to the company’s December 31, 1993 Annual Report on Form 10-K, is incorporated herein by reference.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Each of these exhibits constitutes a management contract or a compensatory plan or arrangement.

**	Filed herewith.

***	An application for confidential treatment for selected portions of these agreements was granted by the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C. R. BARD, INC. (Registrant)

Date: February 19, 2014	By:	/S/ CHRISTOPHER S. HOLLAND
Christopher S. Holland
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ TIMOTHY M. RING Timothy M. Ring	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2014

/S/ JOHN H. WEILAND John H. Weiland	President and Chief Operating Officer and Director	February 19, 2014

/S/ CHRISTOPHER S. HOLLAND Christopher S. Holland	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 19, 2014

/S/ FRANK LUPISELLA JR. Frank Lupisella Jr.	Vice President and Controller (Principal Accounting Officer)	February 19, 2014

/S/ DAVID M. BARRETT David M. Barrett	Director	February 19, 2014

/S/ MARC C. BRESLAWSKY Marc C. Breslawsky	Director	February 19, 2014

/S/ HERBERT L. HENKEL Herbert L. Henkel	Director	February 19, 2014

/S/ JOHN C. KELLY John C. Kelly	Director	February 19, 2014

/S/ DAVID F. MELCHER David F. Melcher	Director	February 19, 2014

/S/ GAIL K. NAUGHTON Gail K. Naughton	Director	February 19, 2014

/S/ TOMMY G. THOMPSON Tommy G. Thompson	Director	February 19, 2014

/S/ ANTHONY WELTERS Anthony Welters	Director	February 19, 2014

/S/ TONY L. WHITE Tony L. White	Director	February 19, 2014