Form 10-Q
period 2014-03-31
BARD C R INC /NJ/
filed 2014-04-23
CIK 9892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2014
Common Stock - $0.25 par value	76,257,057

C. R. BARD, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands except per share amounts, unaudited)

	Three Months Ended March 31,
	2014	2013
Net sales	$799,300	$740,300

Costs and expenses:
Cost of goods sold	309,500	295,300
Marketing, selling and administrative expense	236,800	216,400
Research and development expense	64,300	59,300
Interest expense	11,100	11,400
Other (income) expense, net	(6,000)	30,300

Total costs and expenses	615,700	612,700

Income from operations before income taxes	183,600	127,600

Income tax provision	35,200	36,900

Net income	$148,400	$90,700

Basic earnings per share available to common shareholders	$1.89	$1.09

Diluted earnings per share available to common shareholders	$1.86	$1.08

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands, unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$148,400	$90,700
Other comprehensive income (loss):
Change in derivative instruments designated as cash flow hedges, net of tax	400	3,200
Foreign currency translation adjustments	1,000	(2,100)
Benefit plan adjustments, net of tax	1,600	2,200

Other comprehensive income	3,000	3,300

Comprehensive income	$151,400	$94,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands except share and per share amounts, unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$939,900	$1,066,900
Restricted cash	15,100	16,300
Accounts receivable, less allowances of $11,100 and $11,600, respectively	452,600	479,600
Inventories	364,200	356,200
Short-term deferred tax assets	71,500	78,200
Other current assets	97,900	93,200

Total current assets	1,941,200	2,090,400

Property, plant and equipment, at cost	687,000	667,500
Less accumulated depreciation and amortization	291,200	276,300

Net property, plant and equipment	395,800	391,200
Goodwill	1,102,100	1,099,500
Core and developed technologies, net	677,700	696,800
Other intangible assets, net	460,900	468,100
Deferred tax assets	8,200	3,900
Other assets	292,000	291,200

Total assets	$4,877,900	$5,041,100

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities
Accounts payable	$90,400	$83,000
Accrued expenses	323,000	294,000
Accrued compensation and benefits	101,900	145,300
Income taxes payable	16,400	64,200

Total current liabilities	531,700	586,500

Long-term debt	1,404,800	1,405,700
Other long-term liabilities	715,400	798,800
Deferred income taxes	169,800	161,900
Commitments and contingencies
Shareholders’ investment:
Preferred stock, $1 par value, authorized 5,000,000 shares; none issued	—	—
Common stock, $0.25 par value, authorized 600,000,000 shares; issued and outstanding 76,257,057 shares at March 31, 2014 and 77,436,263 shares at December 31, 2013	19,100	19,400
Capital in excess of par value	1,801,700	1,729,600
Retained earnings	253,300	360,100
Accumulated other comprehensive loss	(17,900)	(20,900)

Total shareholders’ investment	2,056,200	2,088,200

Total liabilities and shareholders’ investment	$4,877,900	$5,041,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$148,400	$90,700
Adjustments to reconcile net income to net cash provided by operating activities, net of acquired business:
Depreciation and amortization	42,500	35,400
Litigation charges	—	25,800
Gain on sale of investment	(7,100)	—
Asset impairments	600	5,700
Deferred income taxes	8,900	8,000
Share-based compensation	19,500	15,800
Inventory reserves and provision for doubtful accounts	5,200	5,400
Other items	500	300
Changes in assets and liabilities:
Accounts receivable	26,800	5,200
Inventories	(13,700)	(8,300)
Current liabilities	(42,100)	(39,700)
Taxes	(78,200)	14,200
Other, net	3,000	(17,500)

Net cash provided by operating activities	114,300	141,000

Cash flows from investing activities:
Capital expenditures	(22,700)	(13,200)
Change in restricted cash	1,200	(1,000)
Payments made for purchase of business, net of cash acquired	—	(3,000)
Payments made for intangibles	(100)	(900)
Proceeds from sale of investment	7,100	—

Net cash used in investing activities	(14,500)	(18,100)

Cash flows from financing activities:
Proceeds from exercises under share-based compensation plans, net	35,400	9,000
Excess tax benefit relating to share-based compensation plans	10,100	2,300
Purchases of common stock	(255,700)	(131,300)
Dividends paid	(16,600)	(16,700)

Net cash used in financing activities	(226,800)	(136,700)

Effect of exchange rate changes on cash and cash equivalents	—	(3,200)

Decrease in cash and cash equivalents during the period	(127,000)	(17,000)

Balance at January 1	1,066,900	896,300

Balance at March 31	$939,900	$879,300

Supplemental cash flow information
Cash paid for:
Interest	$16,000	$12,700
Income taxes	94,400	12,400
Non-cash transactions:
Purchase of common stock not settled	—	23,500
Purchase of business and related costs	—	1,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of C. R. Bard, Inc. and its subsidiaries (the “company” or “Bard”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in Bard’s 2013 Annual Report on Form 10-K. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in the financial statements in Bard’s 2013 Annual Report on Form 10-K. The preparation of these financial statements requires the company to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities at the date of the financial statements. These financial statements include all normal and recurring adjustments necessary for a fair presentation. The accounts of most foreign subsidiaries are consolidated as of and for the quarters ended February 28, 2014 and February 28, 2013 and as of November 30, 2013. No events occurred related to these foreign subsidiaries during the months of March 2014, March 2013 or December 2013 that materially affected the financial position or results of operations of the company. The results for the interim periods presented are not necessarily indicative of the results expected for the year.

2. Earnings per Common Share

Earnings per share (“EPS”) is computed under the two-class method using the following common share information:

	Three Months Ended March 31,
	2014	2013
(dollars and shares in millions)
EPS Numerator:
Net income	$148.4	$90.7
Less: Income allocated to participating securities	2.5	1.7

Net income available to common shareholders	$145.9	$89.0

EPS Denominator:
Weighted average common shares outstanding	77.0	81.3
Dilutive common share equivalents from share-based compensation plans	1.5	1.2

Weighted average common and common equivalent shares outstanding, assuming dilution	78.5	82.5

3. Income Taxes

The effective tax rate for the quarter ended March 31, 2014 was 19.2%, compared to 28.9% for the same period in the prior year. The effective tax rate for the quarter ended March 31, 2014 reflected a tax benefit of $10.9 million as a result of the completion of U.S. Internal Revenue Service (“IRS”) examinations for the tax years 2008 through 2010. The effective tax rate for the quarter ended March 31, 2013 reflected the discrete tax effect of a write-down of an insurance receivable, which was incurred in a low tax jurisdiction. See Note 6 of the notes to condensed consolidated financial statements. In addition, the tax provision for the quarter ended March 31, 2013 was reduced by approximately $3.7 million to recognize the 2012 benefit of the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013 and retroactively reinstated the research tax credit. At March 31, 2014, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was $30.0 million (of which $25.2 million would impact the effective tax rate, if recognized) plus $4.1 million of accrued interest. At December 31, 2013, the liability for unrecognized tax benefits was $58.0 million plus $6.6 million of accrued interest. Depending upon the result of open tax examinations and/or the expiration of applicable statutes of limitation, the company believes it is reasonably possible that the total amount of unrecognized tax benefits may decrease by up to $3.7 million within the next 12 months.

4. Financial Instruments

Foreign Exchange Derivative Instruments

The company enters into readily marketable forward and option contracts with financial institutions to help reduce its exposure to foreign currency exchange rate fluctuations. These contracts limit volatility because gains and losses associated with foreign currency exchange rate movements are generally offset by movements in the underlying hedged item. The notional value of the company’s forward currency and option currency contracts was $137.0 million and $148.9 million at March 31, 2014 and December 31, 2013, respectively. For further discussion regarding the company’s use of derivative instruments, see Note 1 of the notes to consolidated financial statements in Bard’s 2013 Annual Report on Form 10-K.

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

The location and fair value of derivative instruments that are designated as hedging instruments recognized in the condensed consolidated balance sheets are as follows:

	Balance Sheet Location	Fair Value of Derivatives
Derivatives Designated as Hedging Instruments		March 31, 2014	December 31, 2013
(dollars in millions)
Forward currency contracts	Other current assets	$1.3	$1.2
Option currency contracts	Other current assets	0.7	1.3
Forward currency contracts	Other assets	0.1	—
Interest rate swap contract	Other assets	7.9	8.9

		$10.0	$11.4

Forward currency contracts	Accrued expenses	$0.6	$0.5

		$0.6	$0.5

The location and amounts of gains and losses on derivative instruments designated as cash flow hedges and the impact on shareholders’ investment are as follows:

	Gain/(Loss) Recognized in Other Comprehensive Income (Loss)		Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss to Income	Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
	Three Months Ended March 31,			Three Months Ended March 31,
	2014	2013		2014	2013
(dollars in millions)
Forward currency contracts	$0.3	$4.8	Cost of goods sold	$0.6	$(0.4)
Option currency contracts	(0.6)	(0.3)	Cost of goods sold	(0.6)	(0.3)

	$(0.3)	$4.5		$—	$(0.7)

The location and amounts of gains and losses on the derivative instrument designated as a fair value hedge for the three months ended March 31, are as follows:

	Income Statement Location	Loss Recognized on Swap		Gain Recognized on Long-Term Debt
		2014	2013	2014	2013
(dollars in millions)
Interest rate swap contract	Interest expense	$(1.0)	$(1.1)	$1.0	$1.1

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes certain financial instrument assets measured at fair value on a recurring basis:

	March 31, 2014	December 31, 2013
(dollars in millions)
Forward currency contracts	$0.8	$0.7
Option currency contracts	0.7	1.3
Interest rate swap contract	7.9	8.9

The fair values were measured using significant other observable inputs and valued by reference to similar financial instruments, adjusted for restrictions and other terms specific to each instrument. These financial instruments are categorized as Level 2 under the fair value hierarchy.

The fair value of the liability for contingent consideration related to acquisitions was $96.5 million, of which $84.0 million was recorded to accrued expenses, and $95.7 million, of which $10.3 million was recorded to accrued expenses, at March 31, 2014 and December 31, 2013, respectively. The fair value was measured using significant unobservable inputs and is categorized as Level 3 under the fair value hierarchy.

Financial Instruments not Measured at Fair Value

The company maintains a $750 million five-year committed syndicated bank credit facility that expires in September 2018. The credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The facility includes pricing based on the company’s long-term credit rating and includes a financial covenant that limits the amount of total debt to total capitalization. At March 31, 2014, the company was in compliance with this covenant. There were no commercial paper borrowings outstanding at March 31, 2014 or December 31, 2013, respectively.

The estimated fair value of long-term debt including the effect of the related interest rate swap contract was approximately $1,477.4 million and $1,435.4 million at March 31, 2014 and December 31, 2013, respectively. The fair value was estimated using dealer quotes for similarly-rated debt instruments over the remaining contractual term of the company’s obligation. Long-term debt is categorized as Level 2 under the fair value hierarchy.

Concentration Risk

Accounts receivable balances include sales to government-supported healthcare systems outside the United States. The company continues to monitor sovereign debt issues and economic conditions in Europe and evaluates accounts receivable in certain countries for potential collection risks. Economic conditions and other factors in certain countries in Europe have resulted in, and may continue to result in, an increase in the average length of time that it takes to collect these accounts receivable and may require the company to re-evaluate the collectability of these receivables in future periods. The company has experienced significant delays in the collection of accounts receivable associated with the national healthcare systems in Spain, Italy, Greece and Portugal. At March 31, 2014, the company’s accounts receivable, net of allowances, from the national healthcare systems in these countries and amounts past due greater than 365 days are as follows:

	Accounts Receivable, net	Greater than 365 Days Past Due
(dollars in millions)
Spain	$8.9	$0.1
Italy	18.9	2.0
Greece	9.9	3.9
Portugal	3.8	1.7

	$41.5	$7.7

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Inventories

Inventories consisted of:

	March 31, 2014	December 31, 2013
(dollars in millions)
Finished goods	$220.4	$218.3
Work in process	24.3	21.9
Raw materials	119.5	116.0

	$364.2	$356.2

6. Contingencies

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

Product Liability Matters

As of April 17, 2014, approximately 495 federal and 325 state lawsuits involving individual claims by approximately 970 plaintiffs, as well as two putative class actions in the United States are currently pending against the company with respect to its Composix® Kugel® and certain other hernia repair implant products (collectively, the “Hernia Product Claims”). The company voluntarily recalled certain sizes and lots of the Composix® Kugel® products beginning in December 2005. One of the U.S. putative class action lawsuits consolidated ten previously-filed U.S. class action lawsuits. The putative class actions, none of which has been certified, seek: (i) medical monitoring; (ii) compensatory damages; (iii) punitive damages; (iv) a judicial finding of defect and causation; and/or (v) attorneys’ fees. In the third quarter of 2013, a settlement was reached with respect to the three pending putative Canadian class actions within amounts previously recorded by the company, which have now been fully resolved. Approximately 305 of the state lawsuits, involving individual claims by approximately 435 plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions. The Hernia Product Claims also generally seek damages for personal injury resulting from use of the products.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of April 17, 2014, product liability lawsuits involving individual claims by approximately 11,210 plaintiffs have been filed or asserted against the company in various federal and state jurisdictions alleging personal injuries associated with the use of certain of the company’s surgical continence products for women, including its Avaulta ® line of products. In addition, five putative class actions in the United States and four putative class actions in Canada have been filed against the company (all lawsuits, collectively, the “Women’s Health Product Claims”). The Women’s Health Product Claims generally seek damages for personal injury resulting from use of the products. The putative class actions, none of which has been certified, seek: (i) medical monitoring; (ii) compensatory damages; (iii) punitive damages; (iv) a judicial finding of defect and causation; and/or (v) attorneys’ fees. With respect to certain of these claims, the company believes that one of its suppliers has an obligation to defend and indemnify the company with respect to any product defect liability. In October 2010, the Women’s Health Product Claims involving solely Avaulta® products pending in federal courts nationwide were transferred into an MDL in the United States District Court for the Southern District of West Virginia (the “District Court”), the scope of which was later expanded to include lawsuits involving all women’s surgical continence products that are manufactured or distributed by the company. The first trial in a state court was completed in July 2012 and resulted in a judgment against the company of approximately $3.6 million. The company has appealed this decision. The first trial in the MDL commenced in July 2013 and resulted in a judgment against the company of approximately $2 million. The company intends to appeal the judgment. During the third quarter of 2013, the company settled one MDL case and one New Jersey state case. The amounts of the settlements are subject to confidentiality requirements. In addition, during the third quarter of 2013, one MDL case was voluntarily dismissed with prejudice. On January 16, 2014, the District Court ordered that the company prepare 200 individual cases for trial, the timing for which is currently unknown. The next MDL trial is scheduled to occur in May 2014, with additional trials scheduled throughout 2014, some of which may be consolidated. The company does not believe that any verdicts or settlements entered to date are representative of potential outcomes of all Women’s Health Product Claims. The case numbers set forth above do not include approximately 1,015 generic complaints involving women’s health products where the company cannot, based on the allegations in the complaints, determine whether any of those cases involves the company’s women’s health products. In addition, the case numbers set forth above do not include approximately 2,330 claims that have been threatened against the company but for which complaints have not yet been filed. While the company intends to vigorously defend the Women’s Health Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

As of April 17, 2014, product liability lawsuits involving individual claims by 50 plaintiffs are currently pending against the company in various federal and state jurisdictions alleging personal injuries associated with the use of the company’s vena cava filter products. In addition, three putative class actions were filed against the company in various state courts on behalf of plaintiffs who are alleged to have no present injury (all lawsuits, collectively, the “Filter Product Claims”). Two of these putative class actions were dismissed during the second quarter of 2013, and class certification was denied for the third putative class action in July 2013. The first Filter Product Claim trial was completed in June 2012 and resulted in a judgment for the company. The company expects additional trials of Filter Product Claims to take place over the next 12 months. During the second quarter of 2013, the company finalized settlement agreements with respect to more than 30 Filter Product Claims, and made payments with respect to such claims within the amounts previously recorded. The case numbers set forth above do not include approximately 165 claims that have been threatened against the company but for which complaints have not yet been filed. While the company intends to vigorously defend the remaining unsettled Filter Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

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

As of the third quarter of 2013, the company considered both the compensatory damages and the enhanced damages and the royalty awards to be contingent gains. In the fourth quarter of 2013, the company recorded a gain of $894.3 million ($557.4 million after tax) to other (income) expense, net, based on the District Court’s October 2013 rulings and the company’s receipt of the Gore Proceeds. In addition, in January 2014, the company received $37.6 million from Gore, representing Gore’s calculation of royalties for its infringing sales for the quarter ended December 31, 2013. This royalty payment was recorded to revenue in the first quarter of 2014. The company has received cumulative proceeds from Gore of $931.9 million through March 31, 2014. The company has concluded that the chance of Gore establishing its right to recover this cash is remote. The company continues to account for the enhanced damages awarded by the District Court due to Gore’s willfulness as a contingent gain.

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

The company recorded a charge, net of estimated recoveries to other (income) expense, net, of approximately $293.0 million ($276.0 million after tax) in the second quarter of 2013, which recognized the estimated costs for certain of the product liability matters discussed above under the heading “Product Liability Matters”, including (with respect to such matters) asserted and unasserted claims, and costs to administer the settlements related to such matters. The company recorded this charge after evaluating these matters based on information then currently available, including: the allegations and documentation supporting or refuting such allegations; publicly available information regarding similar medical device mass tort settlements; historical information regarding other product liability settlements involving the company; and the procedural posture and stage of litigation. In the fourth quarter of 2013, based on information then available regarding these and other factors, including the increase in the number of claims, the company recorded an additional charge, net of estimated recoveries to other (income) expense, net, of approximately $108.0 million ($92.0 million after tax), which recognized the estimated additional costs for certain of these product liability matters, including (with respect to such matters) asserted and unasserted claims, and costs to administer the settlements related to such matters. These charges exclude any costs associated with all but one putative class action lawsuit. The company cannot give any assurances that the actual costs incurred with respect to these product liability matters will not exceed the related amounts accrued. With respect to product liability claims that are not resolved through settlement, the company intends to vigorously defend against such claims, including through litigation. The company cannot give any assurances that the resolution of any of its product liability matters, including asserted and unasserted claims and the putative class action lawsuits, will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

Accruals for product liability and other legal matters amounted to $663.3 million, of which $116.6 million was recorded to accrued expenses, and $662.4 million, of which $117.5 million was recorded to accrued expenses, at March 31, 2014 and December 31, 2013, respectively. The company made total payments of $177.1 million to qualified settlement funds (“QSFs”), subject to certain settlement conditions, for certain Hernia Product Claims. No payments were made to qualified settlement funds during the three months ended March 31, 2014. Payments to QSFs are recorded as a component of restricted cash. Total payments of $162.0 million from these QSFs have been made to qualified claimants, of which $1.2 million were made during the three months ended March 31, 2014. In addition, other payments of $32.3 million have been made to qualified claimants, of which $2.9 million were made during the three months ended March 31, 2014.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The company recorded receivables related to product liability matters amounting to $229.3 million and $234.9 million at March 31, 2014 and December 31, 2013, respectively. A substantial amount of the receivable at March 31, 2014 and December 31, 2013 is the subject of a dispute with a supplier who has contested at least, in part, its obligation to defend and indemnify the company, which the company refutes. After considering the following factors (as appropriate): the nature of the claims, relevant contracts, relevant legal issues, the advice and judgment of outside legal counsel, and other pertinent factors, the company believes that it should collect these receivables.

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

7. Share-Based Compensation Plans

The company may grant a variety of share-based payments under the 2012 Long Term Incentive Plan of C. R. Bard, Inc., as amended and restated (the “LTIP”) and the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc., as amended and restated (the “Directors’ Plan”) to certain directors, officers and employees. The total number of remaining shares at March 31, 2014 that may be issued under the LTIP was 3,533,780 and under the Directors’ Plan was 35,707. At the company’s Annual Meeting of Shareholders on April 16, 2014, the shareholders authorized an additional 2,900,000 shares for issuance under the LTIP. Awards under the LTIP may be in the form of stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, unrestricted stock and other stock-based awards. Awards under the Directors’ Plan may be in the form of stock awards, stock options or stock appreciation rights. The company also has two employee stock purchase programs.

For the quarters ended March 31, 2014 and 2013, amounts charged against income for share-based payment arrangements was $19.5 million and $15.8 million, respectively.

In the first quarter of each of 2014 and 2013, the company granted performance restricted stock units to certain officers. These units have requisite service periods of three years and have no dividend rights. The actual payout of these units varies based on the company’s performance over the three-year period based on pre-established targets over the period and a market condition modifier based on total shareholder return (“TSR”) compared to an industry peer group. The actual payout under these awards may exceed an officer’s target payout; however, compensation cost initially recognized assumes that the target payout level will be achieved and may be adjusted for subsequent changes in the expected outcome of the performance-related condition. The fair values of these units are based on the market price of the company’s stock on the date of the grant and use a Monte Carlo simulation model for the TSR component. The fair values of the TSR components of the 2014 and 2013 grants were estimated based on the following assumptions: risk-free interest rate of 0.70% and 0.42%, respectively; dividend yield of 0.62% and 0.81%, respectively; and expected life of 2.88 years for both valuations.

As of March 31, 2014, there were $109.1 million of unrecognized compensation expenses related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately three years. The company has sufficient shares to satisfy expected share-based payment arrangements in 2014.

8. Pension Plans

Defined Benefit Pension Plans - The company has both tax-qualified and nonqualified, noncontributory defined benefit pension plans, that together cover certain domestic and foreign employees. These plans provide benefits based upon a participant’s compensation and years of service.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of net periodic pension cost are as follows:

	Three Months Ended March 31,
	2014	2013
(dollars in millions)
Service cost, net of employee contributions	$6.7	$7.5
Interest cost	5.3	4.6
Expected return on plan assets	(6.8)	(6.5)
Amortization	2.4	3.4

Net periodic pension cost	$7.6	$9.0

9. Shareholders’ Investment

The company repurchased approximately 1.8 million shares of common stock for $255.7 million in the three months ended March 31, 2014 under its previously announced share repurchase authorizations.

Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component are as follows:

	Derivative Instruments Designated as Cash Flow Hedges	Foreign Currency Translation	Benefit Plans	Total
(dollars in millions)
Balance at December 31, 2012	$(0.7)	$32.6	$(113.1)	$(81.2)
Other comprehensive income (loss) before reclassifications	4.0	(2.1)	—	1.9
Tax (provision) benefit related to other comprehensive income (loss) before reclassifications(a)	(1.2)	—	—	(1.2)

Other comprehensive income (loss) before reclassifications, net of taxes	2.8	(2.1)	—	0.7

Amounts reclassified from accumulated other comprehensive income (loss)	0.7 (b)	—	3.4 (c)	4.1
Tax provision (benefit) related to amounts reclassified from accumulated other comprehensive income (loss)	(0.3)	—	(1.2)	(1.5)

Reclassifications, net of tax	0.4	—	2.2	2.6

Other comprehensive income (loss)	3.2	(2.1)	2.2	3.3

Balance at March 31, 2013	$2.5	$30.5	$(110.9)	$(77.9)

Balance at December 31, 2013	$—	$47.3	$(68.2)	$(20.9)
Other comprehensive income (loss) before reclassifications	0.3	1.0	—	1.3
Tax (provision) benefit related to other comprehensive income (loss) before reclassifications(a)	0.3	—	—	0.3

Other comprehensive income (loss) before reclassifications, net of taxes	0.6	1.0	—	1.6

Amounts reclassified from accumulated other comprehensive income (loss)	— (b)	—	2.4 (c)	2.4
Tax provision (benefit) related to amounts reclassified from accumulated other comprehensive income (loss)	(0.2)	—	(0.8)	(1.0)

Reclassifications, net of tax	(0.2)	—	1.6	1.4

Other comprehensive income (loss)	0.4	1.0	1.6	3.0

Balance at March 31, 2014	$0.4	$48.3	$(66.6)	$(17.9)

(a)	Income taxes are not provided for foreign currency translation adjustment.
(b)	See Note 4 of the notes to condensed consolidated financial statements.
(c)	These components are included in the computation of net periodic pension cost. See Note 8 of the notes to condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Segment Information

The company’s management considers its business to be a single segment entity–the manufacture and sale of medical devices. The company’s products generally share similar distribution channels and customers. The company designs, develops, manufactures, packages, distributes and sells medical, surgical, diagnostic and patient care devices. The company sells a broad range of products to hospitals, individual healthcare professionals, extended care health facilities and alternate site facilities on a global basis. In general, the company’s products are intended to be used once and then discarded or either temporarily or permanently implanted. The company’s chief operating decision makers evaluate their various global product portfolios on a net sales basis and generally evaluate profitability and associated investment on an enterprise-wide basis due to shared geographic infrastructures.

Net sales based on the location of external customers by geographic region are:

	Three Months Ended March 31,
	2014	2013
(dollars in millions)
United States	$551.4	$498.5
Europe(a)	120.1	114.1
Japan	38.9	40.0
Other(a)	88.9	87.7

	$799.3	$740.3

(a)	Beginning in 2014, certain emerging markets in Europe are included in the “other” geographic region. Prior year amounts have been reclassified to conform to the current year presentation.

Total net sales by product group category are:

	Three Months Ended March 31,
	2014	2013
(dollars in millions)
Vascular	$219.2	$203.2
Urology	201.4	188.8
Oncology	219.0	207.1
Surgical Specialties	135.2	120.3
Other	24.5	20.9

	$799.3	$740.3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis provides a review of the results of operations, financial condition and the liquidity and capital resources of C. R. Bard, Inc. and its subsidiaries (the “company” or “Bard”). The following discussion should be read in conjunction with Bard’s 2013 Annual Report on Form 10-K, and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. Certain statements contained herein may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995; see “Risks and Uncertainties; Cautionary Statement Regarding Forward-Looking Information” below.

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

The company’s earnings are driven by its ability to continue to generate sales of its products and improve operating efficiency. Bard’s ability to increase sales over time depends upon its success in developing, acquiring and marketing differentiated products that meet the needs of clinicians and their patients. For the three months ended March 31, 2014, the company’s research and development (“R&D”) expense as a percentage of net sales was 8.0%. The company also makes selective acquisitions of businesses, products and technologies, generally focusing on small-to-medium sized transactions to provide ongoing growth opportunities. In addition, the company may from time-to-time consider acquisitions of larger, established companies. The company may also periodically divest lines of business in which it is not able to reasonably attain or maintain a leadership position in the market or for other strategic reasons.

Healthcare Reform

Significant reforms to the U.S. healthcare system were adopted in the form of the Patient Protection and Affordable Care Act of 2010 (the “PPACA”). The PPACA requires, among other things, the company to pay a 2.3% excise tax on most U.S. medical device sales. During the three months ended March 31, 2014 and 2013, the company recorded to marketing, selling and administrative expense an excise tax of $7.3 million and $8.0 million, respectively.

Results of Operations

Net Sales

Bard’s consolidated net sales for the quarter ended March 31, 2014 increased 8% on both a reported basis and constant currency basis compared to the same period in the prior year. Net sales “on a constant currency basis” is a non-GAAP measure and should not be viewed as a replacement of GAAP results. See “Management’s Use of Non-GAAP Measures” below. Price changes had the effect of decreasing consolidated net sales for the quarter ended March 31, 2014 by approximately 120 basis points as compared to the same period in the prior year. Exchange rate fluctuations had a nominal impact on consolidated net sales for the quarter ended March 31, 2014 as compared to the same period in the prior year. The primary exchange rate movement that impacts net sales is the movement of the Euro compared to the U.S. dollar. The impact of exchange rate movements on net sales is not indicative of the impact on net earnings due to the offsetting impact of exchange rate movements on operating costs and expenses, costs incurred in other currencies and the company’s hedging activities.

Bard’s United States net sales of $551.4 million for the quarter ended March 31, 2014 increased 11% compared to $498.5 million in the prior year quarter. International net sales of $247.9 million for the quarter ended March 31, 2014 increased 3% on both a reported basis and constant currency basis compared to $241.8 million in the prior year quarter.

A summary of net sales by product group category is as follows:

Product Group Summary of Net Sales

	Three Months Ended March 31,
	2014	2013	Change	Constant Currency
(dollars in millions)
Vascular	$219.2	$203.2	8%	8%
Urology	201.4	188.8	7%	7%
Oncology	219.0	207.1	6%	6%
Surgical Specialties	135.2	120.3	12%	13%
Other	24.5	20.9	17%	17%

Total net sales	$799.3	$740.3	8%	8%

Vascular Products - Bard markets a wide range of products for the peripheral vascular market, including endovascular products and vascular graft products. In November 2013, Bard sold certain assets and liabilities of its electrophysiology division (the “EP Sale”) to Boston Scientific, Inc., retaining only the guidewire and temporary pacing electrode product lines. Consolidated net sales of vascular products for the quarter ended March 31, 2014 increased 8% on both a reported basis and constant currency basis compared to the prior year quarter. This increase includes growth of 19 percentage points on both a reported basis and constant currency basis due to a royalty payment from W.L. Gore & Associates Inc. (“Gore”) and a decrease of 14 percentage points on a reported basis (13 percentage points on a constant currency basis) related to divested electrophysiology products as a result of the EP Sale. United States net sales of vascular products for the quarter ended March 31, 2014 increased 28% compared to the prior year quarter. The increase in United States net sales was primarily due to a royalty payment from Gore, offset by divested electrophysiology products as a result of the EP Sale. International net sales of vascular products for the quarter ended March 31, 2014 decreased 16% on both a reported basis and constant currency basis compared to the prior year quarter. The decrease in international net sales was primarily due to divested electrophysiology products as a result of the EP Sale.

Consolidated net sales of endovascular products for the quarter ended March 31, 2014 increased 25% on a reported basis (24% on a constant currency basis) compared to the prior year quarter. This increase includes growth of 25 percentage points on a reported basis (24 percentage points on a constant currency basis) due to a royalty payment from Gore. Net sales in this product line were favorably impacted by growth in sales of percutaneous transluminal angioplasty balloon catheters and biopsy products, offset by a decline in sales of stents.

Consolidated net sales of vascular graft products for the quarter ended March 31, 2014 were flat on a reported basis (decreased 1% on a constant currency basis) compared to the prior year quarter. Declining sales of peripheral vascular grafts and dialysis access grafts were the primary contributors to the decrease in sales for vascular graft products for the quarter ended March 31, 2014.

Urology Products - Bard markets a wide range of products for the urology market, including basic drainage products, continence products and urological specialty products. Bard also markets StatLock® catheter stabilization products, which are used to secure many types of catheters sold by Bard and other companies, as well as Targeted Temperature Management™ products for therapeutic hypothermia. Consolidated net sales of urology products for the quarter ended March 31, 2014 increased 7% on both a reported basis and constant currency basis compared to the prior year quarter. This increase includes 7 percentage points of growth on both a reported basis and constant currency basis from the addition of the Rochester Medical, Inc. (“Rochester Medical”) products acquired in November 2013. Net sales were also favorably impacted by growth in sales of basic drainage products, Targeted Temperature Management™ products and urological specialty products. These increases were offset by declines in sales of continence products, a trend that may continue, and StatLock® catheter stabilization products. United States net sales of urology products for the quarter ended March 31, 2014 increased 5% compared to the prior year quarter. International net sales of urology products for the quarter ended March 31, 2014 increased 11% on a reported basis (12% on a constant currency basis) compared to the prior year quarter.

Consolidated net sales of basic drainage products for the quarter ended March 31, 2014 increased 7% on both a reported basis and constant currency basis compared to the prior year quarter. This increase was primarily due to sales of the Rochester Medical products. Consolidated net sales of infection control Foley catheter products for the quarter ended March 31, 2014 were flat on both a reported basis and constant currency basis compared to the prior year quarter.

Consolidated net sales of urological specialty products, including brachytherapy products, for the quarter ended March 31, 2014 increased 6% on both a reported basis and constant currency basis compared to the prior year quarter. This increase was primarily due to sales of the Rochester Medical products. Consolidated net sales of brachytherapy products for the quarter ended March 31, 2014 decreased 9% on a reported basis (8% on a constant currency basis) compared to the prior year quarter. The brachytherapy market has been losing procedural share to alternative therapies, a trend that may continue.

Consolidated net sales of continence products for the quarter ended March 31, 2014 increased 26% on a reported basis (25% on a constant currency basis) compared to the prior year quarter. This increase was primarily due to sales of the Rochester Medical products and was partially offset by a decline in sales of surgical continence products, a trend that may continue.

Consolidated net sales of the StatLock® catheter stabilization product line for the quarter ended March 31, 2014 decreased 5% on a reported basis (4% on a constant currency basis) compared to the prior year quarter.

Oncology Products - Bard’s oncology business includes specialty vascular access products and enteral feeding devices. Specialty vascular access products include peripherally inserted central catheters (“PICCs”) used for intermediate to long-term central venous access, specialty access ports and accessories (“Ports”) used most commonly for chemotherapy, dialysis access catheters and vascular access ultrasound devices, which help facilitate the placement of PICCs. Consolidated net sales of oncology products for the quarter ended March 31, 2014 increased 6% on both a reported basis and constant currency basis compared to the prior year quarter. This increase was due primarily to growth in sales of PICCs, Ports and dialysis access catheters. United States net sales of oncology products for the quarter ended March 31, 2014 increased 5% compared to the prior year quarter. International net sales of oncology products for the quarter ended March 31, 2014 increased 9% on a reported basis (11% on a constant currency basis) compared to the prior year quarter.

Consolidated net sales of PICCs for the quarter ended March 31, 2014 increased 11% on both a reported basis and constant currency basis compared to the prior year quarter. Consolidated net sales of Ports for the quarter ended March 31, 2014 increased 3% on both a reported basis and constant currency basis compared to the prior year quarter.

Consolidated net sales of dialysis access catheters for the quarter ended March 31, 2014 increased 8% on both a reported basis and constant currency basis compared to the prior year quarter. Consolidated net sales of vascular access ultrasound devices for the quarter ended March 31, 2014 decreased 6% on a reported basis (5% on a constant currency basis) compared to the prior year quarter.

Surgical Specialty Products - Surgical specialty products include soft tissue repair products, performance irrigation devices and sealant products. Consolidated net sales of surgical specialty products for the quarter ended March 31, 2014 increased 12% on a reported basis (13% on a constant currency basis) compared to the prior year quarter. This increase includes 10 percentage points of growth on a reported basis (11 percentage points on a constant currency basis) from the addition of the Arista® MHP hemostat product (“Arista®”) through the acquisition of Medafor, Inc. in October 2013. United States net sales of surgical specialty products for the quarter ended March 31, 2014 increased 10% compared to the prior year quarter. The increase in United States net sales was primarily due to sales of Arista® and growth in sales of synthetic hernia repair products. This growth was offset by declines in sales of natural tissue hernia repair products and hernia fixation products, a trend that may continue. International net sales of surgical specialty products for the quarter ended March 31, 2014 increased 20% on both a reported basis and constant currency basis compared to the prior year quarter. The increase in international net sales was primarily due to an increase in sales of synthetic hernia repair products and sales of Arista®.

The soft tissue repair product line includes synthetic and natural tissue hernia repair implants, natural tissue breast reconstruction implants and hernia fixation products. Consolidated net sales of soft tissue repair products for the quarter ended March 31, 2014 increased 3% on both a reported basis and constant currency basis compared to the prior year quarter. Net sales in this product line for the quarter ended March 31, 2014 were favorably impacted by growth in sales of synthetic hernia repair products. This growth was partially offset by declines in sales of natural tissue hernia repair products and hernia fixation products, a trend that may continue.

Other Products - The other product group includes irrigation, wound drainage and certain original equipment manufacturers’ products. Consolidated net sales of other products for the quarter ended March 31, 2014 increased 17% on both a reported basis and constant currency basis compared to the prior year quarter. This increase includes 16 percentage points of growth on both a reported basis and constant currency basis from the Rochester Medical products.

Costs and Expenses

A summary of costs and expenses as a percentage of net sales is as follows:

	Three Months Ended March 31,
	2014(A)	2013(A)

Cost of goods sold	38.7%	39.9%
Marketing, selling and administrative expense	29.6%	29.2%
Research and development expense	8.0%	8.0%
Interest expense	1.4%	1.5%
Other (income) expense, net	(0.8)%	4.1%

Total costs and expenses	77.0%	82.8%

(A)	Amounts do not add due to rounding.

Cost of goods sold - Cost of goods sold consists principally of the manufacturing and distribution costs of the company’s products. The category also includes royalties paid by the company, amortization of intangible assets and the impact of certain hedging activities. Cost of goods sold as a percentage of net sales for the quarter ended March 31, 2014 decreased 120 basis points compared to the prior year quarter primarily due to the impact of the royalty payment from Gore. Incremental amortization of intangible assets acquired in 2013 increased cost of goods sold as a percentage of net sales by approximately 80 basis points compared to the prior year quarter.

Marketing, selling and administrative expense - Marketing, selling and administrative expense consists principally of the costs associated with the company’s sales and administrative organizations. These costs as a percentage of net sales for the quarter ended March 31, 2014 increased 40 basis points compared to the prior year quarter.

Research and development expense - Research and development expense consists principally of costs related to internal research and development activities, milestone payments for third-party research and development activities, and acquired in-process R&D (“IPR&D”) costs arising from the company’s business development activities. IPR&D payments may impact the comparability of the company’s results of operations between periods. Research and development expense for the quarter ended March 31, 2014 was $64.3 million, an increase of approximately 8% compared to the prior year quarter. The increase in research and development expense reflects targeted investments in this area. Included in research and development expense for the quarter ended March 31, 2014 was an IPR&D charge of $0.6 million related to the impairment of an IPR&D project.

Interest expense - Interest expense was $11.1 million and $11.4 million for the quarters ended March 31, 2014 and 2013, respectively.

Other (income) expense, net - The components of other (income) expense, net, are as follows:

	Three Months Ended March 31,
	2014	2013
(dollars in millions)
Interest income	$(0.3)	$(0.3)
Foreign exchange losses	0.8	0.7
Litigation charges	—	25.8
Gain on sale of investment	(7.1)	—
Asset impairments	—	3.8
Other, net	0.6	0.3

Total other (income) expense, net	$(6.0)	$30.3

Litigation charges, net - For the quarter ended March 31, 2013, the amount primarily reflects a write-down of an insurance receivable. See Note 6 of the notes to condensed consolidated financial statements.

Gain on sale of investment - For the quarter ended March 31, 2014, the amount reflects the sale of an equity investment in an e-commerce technology company.

Asset impairments - For the quarter ended March 31, 2013, the amount reflects a charge for the write-down of certain core technologies.

Income Tax Provision

The effective tax rate for the quarter ended March 31, 2014 was 19.2%, compared to 28.9% for the same period in the prior year. The effective tax rate for the quarter ended March 31, 2014 reflected a tax benefit of $10.9 million as a result of the completion of U.S. Internal Revenue Service (“IRS”) examinations for the tax years 2008 through 2010. The effective tax rate for the quarter ended March 31, 2013 reflected the discrete tax effect of a write-down of an insurance receivable, which was incurred in a low tax jurisdiction. See Note 6 of the notes to condensed consolidated financial statements. In addition, the tax provision for the quarter ended March 31, 2013 was reduced by approximately $3.7 million to recognize the 2012 benefit of the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013 and retroactively reinstated the research tax credit.

Net Income and Earnings Per Share Available to Common Shareholders

The company reported net income and diluted earnings per share available to common shareholders for the quarter ended March 31, 2014 of $148.4 million and $1.86, respectively. Net income and diluted earnings per share available to common shareholders for the prior year quarter were $90.7 million and $1.08, respectively. The current year quarter reflects amortization of intangible assets of $17.7 million, or $0.22 per diluted share, acquisition-related items (primarily consisting of integration costs, purchase accounting adjustments and transaction costs) of $2.3 million, or $0.03 per diluted share, and a gain on sale of an equity investment of $4.9 million, or $0.06 per diluted share. The current year quarter also reflects a $10.9 million, or $0.14 per diluted share, benefit to the income tax provision as a result of the completion of IRS examinations for the tax years 2008 through 2010. The prior year quarter reflects litigation charges of $25.0 million, or $0.30 per diluted share, amortization of intangible assets of $14.6 million, or $0.17 per diluted share, asset impairments of $4.3 million, or $0.05 per diluted share, and acquisition-related items (primarily consisting of purchase accounting adjustments and transaction costs) of $0.7 million, or $0.01 per diluted share.

Liquidity and Capital Resources

The company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Significant factors affecting the management of liquidity are cash flows generated from operating activities, capital expenditures, acquisitions of businesses and technologies, cash dividends and common stock repurchases. Cash provided from operations continues to be a primary source of funds. The company believes that it could borrow adequate funds at competitive terms should it be necessary. The company also believes that its overall financial strength gives it sufficient financial flexibility. A summary of certain liquidity measures for the company as of March 31 is as follows:

	2014	2013
(dollars in millions)
Working capital	$1,409.5	$1,380.3

Current ratio	3.65/1	4.32/1

Cash and cash equivalents held by the company’s foreign subsidiaries were $931.5 million and $874.0 million at March 31, 2014 and December 31, 2013, respectively. It is the company’s intention to permanently reinvest the majority of these funds outside the United States to finance foreign operations, and the company’s plans do not demonstrate a need to repatriate these funds. If these funds are needed for U.S. operations for currently unforeseen circumstances or can no longer be permanently reinvested outside the United States, the company would be required to accrue and pay U.S. taxes on the earnings associated with these funds. In the United States, ongoing operating cash flows and available borrowings under the company’s committed syndicated bank credit facility provide it with sufficient liquidity.

For the three months ended March 31, 2014 and 2013, net cash provided by operating activities was $114.3 million and $141.0 million, respectively. The decrease in net cash provided by operating activities reflects the timing of tax payments, partially offset by improvements in accounts receivable collections and a discretionary contribution to the U.S pension plan in the prior year period.

For the three months ended March 31, 2014 and 2013, net cash used by investing activities was $14.5 million and $18.1 million, respectively. Capital expenditures were approximately $22.7 million and $13.2 million for the three months ended March 31, 2014 and 2013, respectively. In addition, the company received proceeds from the sale of an investment of $7.1 million during the three months ended March 31, 2014.

For the three months ended March 31, 2014, the company used $226.8 million in cash for financing activities, compared to the $136.7 million used in the prior year period. Total debt was $1.4 billion at both March 31, 2014 and December 31, 2013, respectively. Total debt to total capitalization was 40.6% and 40.2% at March 31, 2014 and December 31, 2013, respectively. Net cash used in financing activities reflects $255.7 million used to repurchase 1,833,447 shares of common stock in the three months ended March 31, 2014 compared to approximately $131.3 million to repurchase 1,308,639 shares of common stock in the prior year period. The company paid cash dividends of $0.21 per share and $0.20 per share for the three months ended March 31, 2014 and 2013, respectively.

The company maintains a $750 million five-year committed syndicated bank credit facility that expires in September 2018. The credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The facility includes pricing based on the company’s long-term credit rating and includes a financial covenant that limits the amount of total debt to total capitalization. At March 31, 2014, the company was in compliance with this covenant. There were no commercial paper borrowings outstanding at March 31, 2014 or December 31, 2013, respectively.

Contingencies

In the ordinary course of business, the company is subject to various legal proceedings and claims, including product liability matters, environmental matters, employment disputes, contractual disputes on agreements and other commercial disputes. In addition, the company operates in an industry susceptible to significant patent legal claims. At any given time in the ordinary course of business, the company is involved as either a plaintiff or defendant in a number of patent infringement actions. See Note 6 of the notes to condensed consolidated financial statements.

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

Critical Accounting Policies

The preparation of financial statements requires the company’s management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in Bard’s 2013 Annual Report on Form 10-K. There have been no significant changes to the company’s critical accounting policies since December 31, 2013.

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

In addition, there are substantial risks inherent in the medical device business. The company’s business involves the design, development, manufacture, packaging, distribution and sale of life-sustaining medical devices. These devices are often used on, or permanently or temporarily implanted in, patients in clinically demanding circumstances, such as operating rooms, emergency units, intensive care and critical care settings, among others. These circumstances, among other factors, can cause the products to become associated with adverse clinical events, including patient mortality and injury, and could lead to product liability claims (including lawsuits seeking class action status or seeking to establish multi-district litigation proceedings) and other litigation, product withdrawals, warning letters, recalls, field corrections or regulatory enforcement actions relating to one or more of the company’s products, any of which could have a material adverse effect on our business, results of operations, financial condition and/or liquidity. For further discussion of risks applicable to our business, see “Risk Factors” in Bard’s 2013 Annual Report on Form 10-K.

Because actual results are affected by these and other risks and uncertainties, the company cautions investors that actual results may differ materially from those expressed or implied. It is not possible to predict or identify all risks and uncertainties, but the most significant factors, in addition to those addressed above and those described under Item 1A. “Risk Factors” in Bard’s 2013 Annual Report on Form 10-K, that could adversely affect our business or cause the actual results to differ materially from those expressed or implied include, but are not limited to:

Effective management of and reaction to risks involved in our business, including:

•	the ability to achieve manufacturing or administrative efficiencies, including gross margin benefits from our manufacturing processes and supply chain programs or in connection with the integration of acquired businesses;

•	the effects of negative publicity concerning our products, which could result in product withdrawals or decreased product demand and which could reduce market or governmental acceptance of our products;

•	the ability to identify appropriate companies, businesses and technologies as potential acquisition candidates, to consummate and successfully integrate such transactions or to obtain agreements for such transactions on favorable terms;

•	the reduction in the number of procedures using our devices caused by customers’ cost-containment pressures or preferences for alternate therapies;

•	the ability to implement, and realize the benefits of, our prior and planned investments in our business, including research and development expenditures focused on new market categories, and our plan to grow in emerging and/or faster growing markets outside the United States and acquire growth platforms designed to change the mix of our portfolio towards faster, sustainable long-term growth;

•	the uncertainty of whether research and development expenditures and sales force expansion will result in increased sales;

•	the ability to reduce exposure and uncertainty related to tax audits, appeals and litigation;

•	the risk that the company may not successfully implement its expansion of its Enterprise Resource Planning (“ERP”) information system;

•	internal factors, such as retention of key employees, including sales force employees;

•	the ability to achieve earnings forecasts, which are generated based, among other things, on projected volumes and sales of many product types, some of which are more profitable than others, and projected royalty revenue related to Gore’s infringing sales;

•	changes in factors and assumptions or actual results that differ from our assumptions on stock valuation and employee stock option exercise patterns, which could cause compensation expense recorded in future periods to differ significantly from the compensation expense recorded in the current period;

•	changes in factors and assumptions could cause pension cost recorded in future periods to differ from the pension cost recorded in the current period;

•	the effect of market fluctuations on the value of assets in the company’s pension plans and the possibility that the company may need to make additional contributions to the plans as a result of any decline in the fair value of such assets;

•	damage to a facility where our products are manufactured or from which they are distributed, which could render the company unable to manufacture or distribute one or more products and may require the company to reduce the output of products at the damaged facility thereby making it difficult to meet product shipping targets;

•	the potential impairment of goodwill and intangible assets of the company resulting from insufficient cash flow generated from such assets specifically, or our business more broadly, so as to not allow the company to justify the carrying value of the assets;

•	the ability to obtain appropriate levels of product liability insurance on reasonable terms;

•	the ability to recover for claims made to our insurance companies; and

•	the ability to realize the anticipated benefits of our restructuring activities to improve the company’s overall cost structure and improve efficiency.

Competitive factors, including:

•	the trend of consolidation in the medical device industry as well as among our customers, resulting in potentially greater pricing pressures and more significant and complex contracts than in the past, both in the United States and abroad;

•	development of new products or technologies by competitors having superior performance compared to our current products or products under development which could negatively impact sales of our products or render one or more of our products obsolete;

•	technological advances, patents and registrations obtained by competitors that would have the effect of excluding the company from new market segments or preventing the company from selling a product or including key features in the company’s products;

•	attempts by competitors to gain market share through aggressive marketing programs; and

•	reprocessing by third-party reprocessors of our products designed and labeled for single use.

Difficulties and delays inherent in the development, manufacturing, marketing and sale of medical products, including:

•	the ability to complete planned and/or ongoing clinical trials successfully, to develop and obtain regulatory approval for products on a timely basis and to launch products on a timely basis within cost estimates;

•	lengthy and costly regulatory approval processes, which may result in lost market opportunities and/or delayed product launches;

•	delays or denials of, or grants of low or reduced levels of reimbursement for, procedures using newly developed products;

•	the suspension or revocation of authority to manufacture, market or distribute existing products;

•	the imposition of additional or different regulatory requirements, such as those affecting manufacturing and labeling;

•	performance, efficacy, quality or safety concerns for existing products, whether scientifically justified or not, that may lead to product discontinuations, product withdrawals, recalls, field corrections, regulatory enforcement actions, litigation or declining sales, including adverse events and/or concerns relating to the company’s vena cava filters, pelvic floor repair products and hernia repair products;

•	FDA inspections resulting in Form-483 notices and/or warning letters identifying deficiencies in the company’s manufacturing practices and/or quality systems; warning letters identifying violations of FDA regulations that could result in product holds, recalls, restrictions on future clearances by the FDA and/or civil penalties;

•	the failure to obtain, limitations on the use of, or the loss of, patent and other intellectual property rights, and the failure of efforts to protect our intellectual property rights against infringement and legal challenges that can increase our costs;

•	difficulties obtaining necessary components or raw materials used in the company’s products and/or price increases from the company’s suppliers of critical components or raw materials, including oil-based resins, or other interruptions of the supply chain; and

•	customers that may limit the number of manufacturers or vendors from which they will purchase products, which can result in the company’s inability to sell products to or contract with large hospital systems, integrated delivery networks or group purchasing organizations.

Governmental action, including:

•	the impact of continued healthcare cost containment;

•	new laws and judicial decisions related to healthcare availability, healthcare reform, payment for healthcare products and services or the marketing and distribution of products, including legislative or administrative reforms to the United States Medicare and Medicaid systems or other United States or international reimbursement systems in a manner that would significantly reduce or eliminate reimbursements for procedures that use the company’s products;

•	changes in the FDA and/or foreign regulatory approval processes that may delay or prevent the approval of new products and result in lost market opportunity;

•	the impact of more vigorous compliance and enforcement activities affecting the healthcare industry in general or the company in particular;

•	changes in the tax laws affecting our business, such as proposed comprehensive tax reform in the United States and proposed legislation in multiple jurisdictions resulting from the adoption of Organisation for Economic Co-operation and Development (OECD) policies;

•	changes in the environmental laws or standards affecting our business;

•	changes in laws that could require facility upgrades or process changes and could affect production rates and output; and

•	compliance costs and potential penalties and remediation obligations in connection with environmental laws, including regulations regarding air emissions, waste water discharges and solid waste.

Legal disputes, including:

•	disputes over legal proceedings, including our patent infringement suit against Gore, the outcome of the Gore matters and the timing of final resolution of the Gore matters;

•	product liability claims, which may involve lawsuits seeking class action status or seeking to establish multi-district litigation proceedings, including the Hernia Product Claims, the Women’s Health Product Claims and the Filter Product Claims;

•	claims asserting securities law violations;

•	claims asserting, and/or subpoenas seeking information regarding, violations of law in connection with federal and/or state healthcare programs such as Medicare or Medicaid;

•	derivative shareholder actions;

•	claims and subpoenas asserting antitrust violations;

•	environmental claims, including risks relating to accidental contamination or injury from the use of hazardous materials in the company’s manufacturing, sterilization and research activities and the potential for the company to be held liable for any resulting damages; and

•	commercial disputes, including disputes over distribution agreements, license agreements, manufacturing/supply agreements, development/research agreements, acquisition or sale agreements, and insurance policies.

General economic conditions, including:

•	international and domestic business conditions;

•	political or economic instability in foreign countries;

•	interest rates;

•	foreign currency exchange rates;

•	changes in the rate of inflation; and

•	instability of global financial markets and economies including Greece, Italy, Spain, Portugal and other countries in Europe.

Other factors beyond our control, including catastrophes, both natural and man-made, earthquakes, floods, fires, explosions, acts of terrorism or war.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The quantitative and qualitative disclosures about market risk are discussed in “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Bard’s 2013 Annual Report on Form 10-K. There have been no material changes in the information reported since the year ended December 31, 2013.

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

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of March 31, 2014. Based upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2014, the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to accomplish their objectives at the reasonable assurance level. There have been no changes in internal control over financial reporting for the quarter ended March 31, 2014 that have materially affected, or are likely to materially affect, the company’s internal control over financial reporting.

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

Product Liability Matters

As of April 17, 2014, approximately 495 federal and 325 state lawsuits involving individual claims by approximately 970 plaintiffs, as well as two putative class actions in the United States are currently pending against the company with respect to its Composix® Kugel® and certain other hernia repair implant products (collectively, the “Hernia Product Claims”). The company voluntarily recalled certain sizes and lots of the Composix® Kugel® products beginning in December 2005. One of the U.S. putative class action lawsuits consolidated ten previously-filed U.S. class action lawsuits. The putative class actions, none of which has been certified, seek: (i) medical monitoring; (ii) compensatory damages; (iii) punitive damages; (iv) a judicial finding of defect and causation; and/or (v) attorneys’ fees. In the third quarter of 2013, a settlement was reached with respect to the three pending putative Canadian class actions within amounts previously recorded by the company, which have now been fully resolved. Approximately 305 of the state lawsuits, involving individual claims by approximately 435 plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions. The Hernia Product Claims also generally seek damages for personal injury resulting from use of the products.

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

As of April 17, 2014, product liability lawsuits involving individual claims by approximately 11,210 plaintiffs have been filed or asserted against the company in various federal and state jurisdictions alleging personal injuries associated with the use of certain of the company’s surgical continence products for women, including its Avaulta ® line of products. In addition, five putative class actions in the United States and four putative class actions in Canada have been filed against the company (all lawsuits, collectively, the “Women’s Health Product Claims”). The Women’s Health Product Claims generally seek damages for personal injury resulting from use of the products. The putative class actions, none of which has been certified, seek: (i) medical monitoring; (ii) compensatory damages; (iii) punitive damages; (iv) a judicial finding of defect and causation; and/or (v) attorneys’ fees. With respect to certain of these claims, the company believes that one of its suppliers has an obligation to defend and indemnify the company with respect to any product defect liability. In October 2010, the Women’s Health Product Claims involving solely Avaulta® products pending in federal courts nationwide were transferred into an MDL in the United States District Court for the Southern District of West Virginia (the “District Court”), the scope of which was later expanded to include lawsuits involving all women’s surgical continence products that are manufactured or distributed by the company. The first trial in a state court was completed in July 2012 and resulted in a judgment against the company of approximately $3.6 million. The company has appealed this decision. The first trial in the MDL commenced in July 2013 and resulted in a judgment against the company of approximately $2 million. The company intends to appeal the judgment. During the third quarter of 2013, the company settled one MDL case and one New Jersey state case. The amounts of the settlements are subject to confidentiality requirements. In addition, during the third quarter of 2013, one MDL case was voluntarily dismissed with prejudice. On January 16, 2014, the District Court ordered that the company prepare 200 individual cases for trial, the timing for which is currently unknown. The next MDL trial is scheduled to occur in May 2014, with additional trials scheduled throughout 2014, some of which may be consolidated. The company does not believe that any verdicts or settlements entered to date are representative of potential outcomes of all Women’s Health Product Claims. The case numbers set forth above do not include approximately 1,015 generic complaints involving women’s health products where the company cannot, based on the allegations in the complaints, determine whether any of those cases involves the company’s women’s health products. In addition, the case numbers set forth above do not include approximately 2,330 claims that have been threatened against the company but for which complaints have not yet been filed. While the company intends to vigorously defend the Women’s Health Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

As of April 17, 2014, product liability lawsuits involving individual claims by 50 plaintiffs are currently pending against the company in various federal and state jurisdictions alleging personal injuries associated with the use of the company’s vena cava filter products. In addition, three putative class actions were filed against the company in various state courts on behalf of plaintiffs who are alleged to have no present injury (all lawsuits, collectively, the “Filter Product Claims”). Two of these putative class actions were dismissed during the second quarter of 2013, and class certification was denied for the third putative class action in July 2013. The first Filter Product Claim trial was completed in June 2012 and resulted in a judgment for the company. The company expects additional trials of Filter Product Claims to take place over the next 12 months. During the second quarter of 2013, the company finalized settlement agreements with respect to more than 30 Filter Product Claims, and made payments with respect to such claims within the amounts previously recorded. The case numbers set forth above do not include approximately 165 claims that have been threatened against the company but for which complaints have not yet been filed. While the company intends to vigorously defend the remaining unsettled Filter Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

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

As of the third quarter of 2013, the company considered both the compensatory damages and the enhanced damages and the royalty awards to be contingent gains. In the fourth quarter of 2013, the company recorded a gain of $894.3 million ($557.4 million after tax) to other (income) expense, net, based on the District Court’s October 2013 rulings and the company’s receipt of the Gore Proceeds. In addition, in January 2014, the company received $37.6 million from Gore, representing Gore’s calculation of royalties for its infringing sales for the quarter ended December 31, 2013. This royalty payment was recorded to revenue in the first quarter of 2014. The company has received cumulative proceeds from Gore of $931.9 million through March 31, 2014. The company has concluded that the chance of Gore establishing its right to recover this cash is remote. The company continues to account for the enhanced damages awarded by the District Court due to Gore’s willfulness as a contingent gain.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A. in Bard’s 2013 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the shares of the company’s common stock repurchased during the quarter ended March 31, 2014:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs(2)
January 1 – January 31, 2014	4,448	$132.98	—	$554,785,888
February 1 – February 28, 2014	1,384,259	136.82	1,301,500	376,606,982
March 1 – March 31, 2014	534,526	145.70	531,947	299,096,467

Total	1,923,233	$139.28	1,833,447	$299,096,467

(1)	Includes 89,786 shares that the company repurchased during the three-month period ended March 31, 2014 that were not part of publicly-announced share repurchase authorizations. These shares were purchased from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.
(2)	On June 12, 2013, the Board of Directors approved the repurchase of up to $500 million of common stock of the company. On January 30, 2014, the company announced that its Board of Directors had authorized the repurchase of up to an additional $500 million of common stock of the company.

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

Item 6. Exhibits

Number	Description

3.1	Amended and Restated By-Laws, effective as of February 12, 2014, filed as Exhibit 3.1 to the company’s February 19, 2014 Form 8-K, is incorporated herein by reference

10.39**	Executive Bonus Plan of C. R. Bard, Inc., effective January 1, 2014*

12.1	Computation of Ratio of Earnings to Fixed Charges*

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer*

Number	Description

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer (furnished herewith)

32.2	Section 1350 Certification of Chief Financial Officer (furnished herewith)

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	Constitutes a management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C. R. BARD, INC.
(Registrant)

Date: April 23, 2014

/s/ CHRISTOPHER S. HOLLAND
Christopher S. Holland Senior Vice President and Chief Financial Officer

/s/ FRANK LUPISELLA JR.
Frank Lupisella Jr. Vice President and Controller

INDEX TO EXHIBITS

Number	Description

3.1	Amended and Restated By-Laws, effective as of February 12, 2014, filed as Exhibit 3.1 to the company’s February 19, 2014 Form 8-K, is incorporated herein by reference

10.39	Executive Bonus Plan of C. R. Bard, Inc., effective January 1, 2014

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer (furnished herewith)

32.2	Section 1350 Certification of Chief Financial Officer (furnished herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document