Form 10-Q
period 2014-06-09
BARD C R INC /NJ/
filed 2014-07-25
CIK 9892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2014
Common Stock - $0.25 par value	74,635,981

C. R. BARD, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands except per share amounts, unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$827,100	$759,900	$1,626,400	$1,500,200

Costs and expenses:
Cost of goods sold	320,700	296,600	630,200	591,900
Marketing, selling and administrative expense	245,200	226,300	482,000	442,700
Research and development expense	85,400	66,100	149,700	125,400
Interest expense	11,300	11,100	22,400	22,500
Other (income) expense, net	257,300	295,700	251,300	326,000

Total costs and expenses	919,900	895,800	1,535,600	1,508,500

(Loss) income from operations before income taxes	(92,800)	(135,900)	90,800	(8,300)

Income tax provision	26,600	25,700	61,800	62,600

Net (loss) income	$(119,400)	$(161,600)	$29,000	$(70,900)

Basic (loss) earnings per share available to common shareholders	$(1.59)	$(2.03)	$0.38	$(0.88)

Diluted (loss) earnings per share available to common shareholders	$(1.59)	$(2.03)	$0.37	$(0.88)

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands, unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net (loss) income	$(119,400)	$(161,600)	$29,000	$(70,900)
Other comprehensive income (loss):
Change in derivative instruments designated as cash flow hedges, net of tax	1,300	(400)	1,700	2,800
Foreign currency translation adjustments	2,400	(6,600)	3,400	(8,700)
Benefit plan adjustments, net of tax	1,600	2,200	3,200	4,400

Other comprehensive income (loss)	5,300	(4,800)	8,300	(1,500)

Comprehensive (loss) income	$(114,100)	$(166,400)	$37,300	$(72,400)

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands except share and per share amounts, unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$996,100	$1,066,900
Restricted cash	9,600	16,300
Accounts receivable, less allowances of $10,800 and $11,600, respectively	454,000	479,600
Inventories	374,300	356,200
Short-term deferred tax assets	69,500	78,200
Other current assets	122,300	93,200

Total current assets	2,025,800	2,090,400

Property, plant and equipment, at cost	719,800	667,500
Less accumulated depreciation and amortization	306,200	276,300

Net property, plant and equipment	413,600	391,200
Goodwill	1,101,400	1,099,500
Core and developed technologies, net	658,500	696,800
Other intangible assets, net	453,700	468,100
Deferred tax assets	10,800	3,900
Other assets	454,500	291,200

Total assets	$5,118,300	$5,041,100

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities
Short-term borrowings	$181,500	$—
Accounts payable	84,400	83,000
Accrued expenses	396,300	294,000
Accrued compensation and benefits	117,100	145,300
Income taxes payable	2,700	64,200

Total current liabilities	782,000	586,500

Long-term debt	1,404,100	1,405,700
Other long-term liabilities	1,112,600	798,800
Deferred income taxes	142,200	161,900
Commitments and contingencies
Shareholders’ investment:
Preferred stock, $1 par value, authorized 5,000,000 shares; none issued	—	—
Common stock, $0.25 par value, authorized 600,000,000 shares; issued and outstanding 74,635,981 shares at June 30, 2014 and 77,436,263 shares at December 31, 2013	18,700	19,400
Capital in excess of par value	1,840,200	1,729,600
Accumulated deficit / retained earnings	(168,900)	360,100
Accumulated other comprehensive loss	(12,600)	(20,900)

Total shareholders’ investment	1,677,400	2,088,200

Total liabilities and shareholders’ investment	$5,118,300	$5,041,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$29,000	$(70,900)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of acquired business:
Depreciation and amortization	85,000	70,600
Litigation charges, net	262,700	318,200
Gain on sale of investment	(7,100)	—
Asset impairments	600	8,900
Restructuring	—	(1,400)
Acquired in-process research and development	—	500
Deferred income taxes	(19,500)	(14,000)
Share-based compensation	36,700	28,500
Inventory reserves and provision for doubtful accounts	10,400	10,800
Other items	1,100	1,200
Changes in assets and liabilities:
Accounts receivable	31,000	(7,600)
Inventories	(27,900)	(23,100)
Current liabilities	(3,900)	(94,000)
Taxes	(112,800)	2,300
Other, net	(1,300)	(14,300)

Net cash provided by operating activities	284,000	215,700

Cash flows from investing activities:
Capital expenditures	(55,600)	(30,600)
Change in restricted cash	6,700	16,100
Payments made for purchase of business, net of cash acquired	—	(3,000)
Payments made for intangibles	(400)	(3,500)
Proceeds from sale of investment	7,100	—
Other	—	2,300

Net cash used in investing activities	(42,200)	(18,700)

Cash flows from financing activities:
Change in short-term borrowings, net	181,500	76,500
Proceeds from exercises under share-based compensation plans, net	49,600	33,700
Excess tax benefit relating to share-based compensation plans	13,500	4,900
Purchases of common stock	(526,100)	(309,800)
Dividends paid	(32,700)	(32,900)
Other	(200)	—

Net cash used in financing activities	(314,400)	(227,600)

Effect of exchange rate changes on cash and cash equivalents	1,800	(6,300)

Decrease in cash and cash equivalents during the period	(70,800)	(36,900)

Balance at January 1	1,066,900	896,300

Balance at June 30	$996,100	$859,400

Supplemental cash flow information
Cash paid for:
Interest	$21,300	$18,900
Income taxes	180,600	69,400
Non-cash transactions:
Dividends declared, not paid	16,700	17,000
Purchase of common stock not settled	—	19,700
Purchase of business and related costs	—	1,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of C. R. Bard, Inc. and its subsidiaries (the “company” or “Bard”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in Bard’s 2013 Annual Report on Form 10-K. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in the financial statements in Bard’s 2013 Annual Report on Form 10-K. The preparation of these financial statements requires the company to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities at the date of the financial statements. These financial statements include all normal and recurring adjustments necessary for a fair presentation. The accounts of most foreign subsidiaries are consolidated as of and for the quarters and six months ended May 31, 2014 and May 31, 2013 and as of November 30, 2013. No events occurred related to these foreign subsidiaries during the months of June 2014, June 2013 or December 2013 that materially affected the financial position or results of operations of the company. The results for the interim periods presented are not necessarily indicative of the results expected for the year.

New Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board issued a new accounting standard that provides for a comprehensive model to use in the accounting for revenue arising from contracts with customers that will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles. Under this standard, revenue will be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This standard will be effective as of the beginning of Bard’s 2017 fiscal year. The company is assessing the new standard and has not yet determined the impact to the consolidated financial statements.

2. Earnings per Common Share

Earnings per share (“EPS”) is computed under the two-class method using the following common share information:

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(dollars and shares in millions)
EPS Numerator:
Net (loss) income	$(119.4)	$(161.6)	$29.0	$(70.9)
Less: Income allocated to participating securities	—	—	0.4	—

Net (loss) income available to common shareholders	$(119.4)	$(161.6)	$28.6	$(70.9)

EPS Denominator:
Weighted average common shares outstanding	75.1	79.8	76.0	80.6
Dilutive common share equivalents from share-based compensation plans	—	—	1.5	—

Weighted average common and common equivalent shares outstanding, assuming dilution	75.1	79.8	77.5	80.6

For the quarter ended June 30, 2014, approximately 1.5 million common share equivalents were not included in the computation of diluted weighted average shares outstanding. For both the quarter and six months ended June 30, 2013, approximately 1.3 million common share equivalents were not included in the computation of diluted weighted average shares outstanding. Common share equivalents primarily from share-based compensation plans were not included in each of these periods because their effect would have been anti-dilutive.

3. Income Taxes

The effective tax rate for both the quarter and six months ended June 30, 2014 and 2013 reflected the discrete tax effect of litigation charges, primarily related to product liability claims, which were substantially incurred in a low tax jurisdiction. The effective tax rate for the current six month period also reflected a tax benefit of $10.9 million as a result of the completion of U.S. Internal Revenue Service (“IRS”) examinations for the tax years 2008 through 2010. The effective tax rate for the six months ended June 30, 2013 reflected the discrete tax effect of a write-down of an insurance receivable, which was also incurred in a low tax jurisdiction. See Note 6 of the notes to condensed consolidated financial statements. In addition, the tax provision for the six months ended June 30, 2013 was reduced by approximately $3.7 million to recognize

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the 2012 benefit of the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013 and retroactively reinstated the research tax credit. At June 30, 2014, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was $31.5 million (of which $26.0 million would impact the effective tax rate, if recognized) plus $3.2 million of accrued interest. At December 31, 2013, the liability for unrecognized tax benefits was $58.0 million plus $6.6 million of accrued interest. Depending upon the result of open tax examinations and/or the expiration of applicable statutes of limitation, the company believes it is reasonably possible that the total amount of unrecognized tax benefits may decrease by up to $3.7 million within the next 12 months.

4. Financial Instruments

Foreign Exchange Derivative Instruments

The company enters into readily marketable forward and option contracts with financial institutions to help reduce its exposure to foreign currency exchange rate fluctuations. These contracts limit volatility because gains and losses associated with foreign currency exchange rate movements are generally offset by movements in the underlying hedged item. The notional value of the company’s forward currency and option currency contracts was $271.4 million and $148.9 million at June 30, 2014 and December 31, 2013, respectively. For further discussion regarding the company’s use of derivative instruments, see Note 1 of the notes to consolidated financial statements in Bard’s 2013 Annual Report on Form 10-K.

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

The location and fair value of derivative instruments that are designated as hedging instruments recognized in the condensed consolidated balance sheets are as follows:

	Balance Sheet Location	Fair Value of Derivatives
Derivatives Designated as Hedging Instruments		June 30, 2014	December 31, 2013
(dollars in millions)
Forward currency contracts	Other current assets	$1.7	$1.2
Option currency contracts	Other current assets	1.9	1.3
Forward currency contracts	Other assets	0.4	—
Option currency contracts	Other assets	1.9	—
Interest rate swap contract	Other assets	7.0	8.9

		$12.9	$11.4

Forward currency contracts	Accrued expenses	$0.7	$0.5
Forward currency contracts	Other long-term liabilities	0.1	—

		$0.8	$0.5

The location and amounts of gains and losses on derivative instruments designated as cash flow hedges and the impact on shareholders’ investment are as follows:

	Gain/(Loss) Recognized in Other Comprehensive Income (Loss)		Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss to Income	Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
	Quarter Ended June 30,			Quarter Ended June 30,
	2014	2013		2014	2013
(dollars in millions)
Forward currency contracts	$0.6	$(0.2)	Cost of goods sold	$0.2	$0.4
Option currency contracts	0.6	0.4	Cost of goods sold	(0.4)	(0.2)

	$1.2	$0.2		$(0.2)	$0.2

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Gain/(Loss) Recognized in Other Comprehensive Income (Loss)		Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss to Income	Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
	Six Months Ended June 30,			Six Months Ended June 30,
	2014	2013		2014	2013
(dollars in millions)
Forward currency contracts	$0.9	$4.6	Cost of goods sold	$0.8	$—
Option currency contracts	—	0.1	Cost of goods sold	(1.0)	(0.5)

	$0.9	$4.7		$(0.2)	$(0.5)

The location and amounts of gains and losses on the derivative instrument designated as a fair value hedge are as follows:

	Location in Statement of Operations	(Loss)/Gain Recognized on Swap				Gain/(Loss) Recognized on Long-Term Debt
		Quarter Ended June 30,		Six Months Ended June 30,		Quarter Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013	2014	2013	2014	2013
(dollars in millions)
Interest rate swap contract	Interest expense	$(0.9)	$(2.1)	$(1.9)	$(3.2)	$0.9	$2.1	$1.9	$3.2

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

The following table summarizes certain financial instrument assets measured at fair value on a recurring basis:

	June 30, 2014	December 31, 2013
(dollars in millions)
Forward currency contracts	$1.3	$0.7
Option currency contracts	3.8	1.3
Interest rate swap contract	7.0	8.9

The fair values were measured using significant other observable inputs and valued by reference to similar financial instruments, adjusted for restrictions and other terms specific to each instrument. These financial instruments are categorized as Level 2 under the fair value hierarchy.

The fair value of the liability for contingent consideration related to acquisitions was $117.7 million, of which $104.8 million was recorded to accrued expenses, and $95.7 million, of which $10.3 million was recorded to accrued expenses, at June 30, 2014 and December 31, 2013, respectively. The increase in the fair value of the liability for contingent consideration is primarily due to an increase in the probability of a regulatory-based milestone payment related to the Lutonix, Inc. acquisition. The fair value was measured using significant unobservable inputs and is categorized as Level 3 under the fair value hierarchy.

Financial Instruments not Measured at Fair Value

The company maintains a $750 million five-year committed syndicated bank credit facility that expires in September 2018. The credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The facility includes pricing based on the company’s long-term credit rating and includes a financial covenant that limits the amount of total debt to total capitalization. At June 30, 2014 the company was in compliance with this covenant. The fair value of commercial paper borrowings of $181.5 million at June 30, 2014 approximated its carrying value. There were no commercial paper borrowings outstanding at December 31, 2013.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair value of long-term debt including the effect of the related interest rate swap contract was approximately $1,483.2 million and $1,435.4 million at June 30, 2014 and December 31, 2013, respectively. The fair value was estimated using dealer quotes for similarly-rated debt instruments over the remaining contractual term of the company’s obligation. Long-term debt is categorized as Level 2 under the fair value hierarchy.

Concentration Risk

Accounts receivable balances include sales to government-supported healthcare systems outside the United States. The company continues to monitor sovereign debt issues and economic conditions in Europe and evaluates accounts receivable in certain countries for potential collection risks. Economic conditions and other factors in certain countries in Europe have resulted in, and may continue to result in, an increase in the average length of time that it takes to collect these accounts receivable and may require the company to re-evaluate the collectability of these receivables in future periods. The company has experienced significant delays in the collection of accounts receivable associated with the national healthcare systems in Spain, Italy, Greece and Portugal. At June 30, 2014, the company’s accounts receivable, net of allowances, from the national healthcare systems in these countries and amounts past due greater than 365 days are as follows:

	Accounts Receivable, net	Greater than 365 Days Past Due
(dollars in millions)
Spain	$11.2	$0.1
Italy	17.5	2.1
Greece	9.8	4.1
Portugal	3.6	1.3

	$42.1	$7.6

5. Inventories

Inventories consisted of:

	June 30, 2014	December 31, 2013
(dollars in millions)
Finished goods	$225.6	$218.3
Work in process	25.5	21.9
Raw materials	123.2	116.0

	$374.3	$356.2

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product Liability Matters

As of July 7, 2014, approximately 220 federal and 105 state lawsuits involving individual claims by approximately 325 plaintiffs, as well as two putative class actions in the United States are currently pending against the company with respect to its Composix® Kugel® and certain other hernia repair implant products (collectively, the “Hernia Product Claims”). The company voluntarily recalled certain sizes and lots of the Composix® Kugel® products beginning in December 2005. One of the U.S. putative class action lawsuits consolidated ten previously-filed U.S. class action lawsuits. The putative class actions, none of which has been certified, seek: (i) medical monitoring; (ii) compensatory damages; (iii) punitive damages; (iv) a judicial finding of defect and causation; and/or (v) attorneys’ fees. In the third quarter of 2013, a settlement was reached with respect to the three pending putative Canadian class actions within amounts previously recorded by the company and were fully resolved in April 2014. Approximately 85 of the state lawsuits, involving individual claims by approximately 85 plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions. The Hernia Product Claims also generally seek damages for personal injury resulting from use of the products.

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

As of July 7, 2014, product liability lawsuits involving individual claims by approximately 12,445 plaintiffs have been filed or asserted against the company in various federal and state jurisdictions alleging personal injuries associated with the use of certain of the company’s surgical continence products for women, including its Avaulta® line of products. In addition, five putative class actions in the United States and four putative class actions in Canada have been filed against the company (all lawsuits, collectively, the “Women’s Health Product Claims”). The Women’s Health Product Claims generally seek damages for personal injury resulting from use of the products. The putative class actions, none of which has been certified, seek: (i) medical monitoring; (ii) compensatory damages; (iii) punitive damages; (iv) a judicial finding of defect and causation; and/or (v) attorneys’ fees. With respect to approximately half of the filed and asserted Women’s Health Product Claims, the company believes that one of its suppliers has an obligation to defend and indemnify the company with respect to any product defect liability.

In October 2010, the Women’s Health Product Claims involving solely Avaulta® products pending in federal courts nationwide were transferred into an MDL in the United States District Court for the Southern District of West Virginia (the “District Court”), the scope of which was later expanded to include lawsuits involving all women’s surgical continence products that are manufactured or distributed by the company. The first trial in a state court was completed in July 2012 and resulted in a judgment against the company of approximately $3.6 million. The company has appealed this decision. The first trial in the MDL commenced in July 2013 and resulted in a judgment against the company of approximately $2 million. The company intends to appeal the judgment. During the third quarter of 2013, the company settled one MDL case and one New Jersey state case. In addition, during the third quarter of 2013, one MDL case was voluntarily dismissed with prejudice. On January 16, 2014, the District Court ordered that the company prepare 200 individual cases for trial (the “WHP Pre-Trial Order”) (the timing for which is currently unknown), which has resulted in additional cost in the second quarter of 2014, and is expected to result in material additional cost in 2014 in defending Women’s Health Product Claims. The District Court may order that the company prepare additional cases for trial, which could result in material additional costs in future periods. During the second quarter of 2014, the company reached an agreement with two plaintiffs’ law firms to settle their inventory of cases, representing more than 500 of the filed or asserted Women’s Health Product Claims, which the company believes are not the subject of its supplier’s indemnification obligation. The company also settled one MDL case that was originally scheduled for trial in May 2014. In addition, the company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Women’s Health Product Claims, which may include additional inventory settlements. While no MDL trials are scheduled for the remainder of 2014, the company anticipates that multiple additional trials, including a possible consolidated trial, may occur in early 2015. Additional state court trials are scheduled throughout the second half of 2014.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The company does not believe that any verdicts entered to date are representative of potential outcomes of all Women’s Health Product Claims. The case numbers set forth above do not include approximately 1,020 generic complaints involving women’s health products where the company cannot, based on the allegations in the complaints, determine whether any of those cases involves the company’s women’s health products. In addition, the case numbers set forth above do not include approximately 2,115 claims that have been threatened against the company but for which complaints have not yet been filed. While the company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Women’s Health Product Claims and intends to vigorously defend the Women’s Health Product Claims that do not settle, including through litigation, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

As of July 7, 2014, product liability lawsuits involving individual claims by 50 plaintiffs are currently pending against the company in various federal and state jurisdictions alleging personal injuries associated with the use of the company’s vena cava filter products. In addition, three putative class actions were filed against the company in various state courts on behalf of plaintiffs who are alleged to have no present injury (all lawsuits, collectively, the “Filter Product Claims”). Two of these putative class actions were dismissed during the second quarter of 2013, and class certification was denied for the third putative class action in July 2013. The first Filter Product Claim trial was completed in June 2012 and resulted in a judgment for the company. The company expects additional trials of Filter Product Claims to take place over the next 12 months. During the second quarter of 2013, the company finalized settlement agreements with respect to more than 30 Filter Product Claims and made payments with respect to such claims within the amounts previously recorded. The case numbers set forth above do not include approximately 165 claims that have been threatened against the company but for which complaints have not yet been filed. While the company intends to vigorously defend the remaining unsettled Filter Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

In most product liability litigations of this nature, plaintiffs allege a wide variety of claims, ranging from allegations of serious injury caused by the products to efforts to obtain compensation notwithstanding the absence of any injury. In many of these cases, the company has not yet received and reviewed complete information regarding the plaintiffs and their medical conditions and, consequently, is unable to fully evaluate the claims. The company expects that it will receive and review additional information regarding any remaining unsettled product liability matters.

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

On November 1, 2013, Gore paid to the company $894.3 million in cash (the “Gore Proceeds”), the total amount of the compensatory damages for infringement, including pre- and post-judgment interest, and the royalties accrued through September 30, 2013. Gore expressly reserved its right to appeal from the District Court’s rulings and notified the company that, if successful on appeal, it would seek to recover the amounts paid to the company. On December 5, 2013, Gore filed an appeal in the Court of Appeals on all of the District Court’s rulings, including the order denying Gore’s motion for a new trial. The Court of Appeals is scheduled to hear oral argument on Gore’s appeal of the District Court’s rulings on August 8, 2014.

In the fourth quarter of 2013, the company recorded a gain of $894.3 million ($557.4 million after tax) to other (income) expense, net, based on the District Court’s October 2013 rulings and the company’s receipt of the Gore Proceeds. In addition, the company received $37.6 million from Gore in April 2014 representing Gore’s calculation of royalties for its infringing sales for the quarter ended March 31, 2014. This royalty payment was recorded to revenue in the second quarter of 2014. Royalty payments of $75.2 million were recorded to revenue for the six months ended June 30, 2014. The company has received cumulative proceeds from Gore of $969.5 million. The company has concluded that the chance of Gore establishing its right to recover this cash is remote. The company continues to account for the enhanced damages awarded by the District Court due to Gore’s willfulness as a contingent gain.

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

In the second quarter of 2013, the company recorded a charge, net of estimated recoveries to other (income) expense, net, of approximately $293.0 million ($276.0 million after tax) related to certain of the product liability matters discussed above under the heading “Product Liability Matters”. The company recorded this charge after evaluating these matters based on information then currently available, including but not limited to: the allegations and documentation supporting or refuting such allegations; publicly available information regarding similar medical device mass tort settlements; historical information regarding other product liability settlements involving the company; and the procedural posture and stage of litigation. In the fourth quarter of 2013, based on information then available regarding these and other factors, including but not limited to: the increase in the number of claims; the estimate of unasserted claims; the settlement of claims both by the company and by other manufacturers subject to product liability claims with respect to similar products; and settlements subject to negotiation during the quarter, the company recorded an additional charge, net of estimated recoveries, of approximately $108.0 million ($92.0 million after tax).

In the second quarter of 2014, the company recorded an additional charge related to these matters, net of estimated recoveries to other (income) expense, net, of approximately $259.0 million ($236.0 million after tax). The company recorded this charge based on additional information obtained during the quarter, including with respect to the factors noted above. Specifically, the company considered its discussions with plaintiffs’ counsel, the increase in the rate of claims being filed (which led the company to increase its estimate of unasserted claims), and the value, number of cases and nature of the inventory of cases with respect to the recent settlements of claims by the company and other manufacturers.

These charges recognized the estimated costs for the product liability matters discussed above, including (with respect to such matters) asserted and unasserted claims, and costs to administer the settlements related to such matters. These charges exclude any costs associated with the putative class action lawsuits.

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

Accruals for product liability and other legal matters amounted to $1,076.1 million, of which $136.8 million was recorded to accrued expenses, and $662.4 million, of which $117.5 million was recorded to accrued expenses, at June 30, 2014 and December 31, 2013, respectively. The company made total payments of $177.1 million to qualified settlement funds (“QSFs”), subject to certain settlement conditions, for certain product liability matters. No payments were made to qualified settlement funds during the six months ended June 30, 2014. Payments to QSFs are recorded as a component of restricted cash. Total payments of $167.5 million from these QSFs have been made to qualified claimants, of which $6.7 million were made during the six months ended June 30, 2014. In addition, other payments of $33.2 million have been made to qualified claimants, of which $3.8 million were made during the six months ended June 30, 2014.

The company recorded receivables related to product liability matters amounting to $381.3 million and $234.9 million at June 30, 2014 and December 31, 2013, respectively. A substantial amount of the receivable at June 30, 2014 and

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013 is the subject of a dispute with a supplier who has contested, at least in part, its obligation to defend and indemnify the company, which the company refutes. Approximately half of the filed and asserted Women’s Health Product Claims relate to certain products distributed by the company under agreements with two separate subsidiaries of the supplier. These agreements include indemnification provisions pursuant to which the company is indemnified by the supplier for any liabilities of the company arising from product liability claims relating to any alleged product defect, one of the theories on which the Women’s Health Product Claims are based. The company engaged outside counsel to evaluate the company’s rights with respect to the dispute, and outside counsel issued a legal opinion supporting the company’s belief regarding the supplier’s obligation to defend and indemnify the company for product defect claims with respect to the products manufactured by the supplier that are the subject of the Women’s Health Product Claims. At this time, no litigation has been filed with respect to the dispute with the supplier. After considering the following factors (as appropriate): the nature of the claims; relevant contracts; relevant factual and legal issues; the advice and judgment of outside legal counsel, including a legal opinion; the creditworthiness of the supplier; and other pertinent factors, the company believes that collectability of these receivables is probable.

The company is unable to estimate the reasonably possible losses or range of losses, if any, arising from certain existing product liability matters and other legal matters. Under U.S. generally accepted accounting principles, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight”. With respect to all putative class action lawsuits relating to product liability matters, the company is unable to estimate a range of reasonably possible losses for the following reasons: (i) all or certain of the proceedings are in early stages; (ii) the company has not received and reviewed complete information regarding all or certain of the plaintiffs and their medical conditions; and/or (iii) there are significant factual issues to be resolved. In addition, there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class. In addition, with respect to the Civil Investigative Demands from a number of State Attorneys General, the company is unable to estimate a range of reasonably possible losses for the following reasons: (i) all or certain of the proceedings are in early stages; and/or (ii) there are significant factual issues to be resolved.

7. Share-Based Compensation Plans

The company may grant a variety of share-based payments under the 2012 Long Term Incentive Plan of C. R. Bard, Inc., as amended and restated (the “LTIP”) and the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc., as amended and restated (the “Directors’ Plan”) to certain directors, officers and employees. At the company’s Annual Meeting of Shareholders on April 16, 2014, the shareholders authorized an additional 2,900,000 shares for issuance under the LTIP. The total number of remaining shares at June 30, 2014 that may be issued under the LTIP was 6,510,679 and under the Directors’ Plan was 35,707. Awards under the LTIP may be in the form of stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, unrestricted stock and other stock-based awards. Awards under the Directors’ Plan may be in the form of stock awards, stock options or stock appreciation rights. The company also has two employee stock purchase programs.

For the quarters ended June 30, 2014 and 2013, amounts charged against income for share-based payment arrangements was $17.2 million and $12.7 million, respectively. For the six months ended June 30, 2014 and 2013, amounts charged against income for share-based payment arrangements was $36.7 million and $28.5 million, respectively.

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

As of June 30, 2014, there were $91.9 million of unrecognized compensation expenses related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately three years. The company has sufficient shares to satisfy expected share-based payment arrangements in 2014.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Pension Plans

The company has both tax-qualified and nonqualified, noncontributory defined benefit pension plans, that together cover certain domestic and foreign employees. These plans provide benefits based upon a participant’s compensation and years of service.

The components of net periodic pension cost are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(dollars in millions)
Service cost, net of employee contributions	$6.8	$7.6	$13.5	$15.1
Interest cost	5.2	4.5	10.5	9.1
Expected return on plan assets	(6.8)	(6.5)	(13.6)	(13.0)
Amortization	2.5	3.4	4.9	6.8

Net periodic pension cost	$7.7	$9.0	$15.3	$18.0

9. Shareholders’ Investment

The company repurchased approximately 3.7 million shares of common stock for $526.1 million in the six months ended June 30, 2014 under its previously announced share repurchase authorizations.

Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component are as follows:

	Derivative Instruments Designated as Cash Flow Hedges	Foreign Currency Translation	Benefit Plans	Total
(dollars in millions)
Balance at December 31, 2012	$(0.7)	$32.6	$(113.1)	$(81.2)
Other comprehensive income (loss) before reclassifications	3.0	(8.7)	—	(5.7)
Tax (provision) benefit related to other comprehensive income (loss) before reclassifications(a)	(0.5)	—	—	(0.5)

Other comprehensive income (loss) before reclassifications, net of taxes	2.5	(8.7)	—	(6.2)

Amounts reclassified from accumulated other comprehensive income (loss)	0.5 (b)	—	6.8 (c)	7.3
Tax provision (benefit) related to amounts reclassified from accumulated other comprehensive income (loss)	(0.2)	—	(2.4)	(2.6)

Reclassifications, net of tax	0.3	—	4.4	4.7

Other comprehensive income (loss)	2.8	(8.7)	4.4	(1.5)

Balance at June 30, 2013	$2.1	$23.9	$(108.7)	$(82.7)

Balance at December 31, 2013	$—	$47.3	$(68.2)	$(20.9)
Other comprehensive income (loss) before reclassifications	1.6	3.4	—	5.0
Tax (provision) benefit related to other comprehensive income (loss) before reclassifications(a)	0.4	—	—	0.4

Other comprehensive income (loss) before reclassifications, net of taxes	2.0	3.4	—	5.4

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Derivative Instruments Designated as Cash Flow Hedges	Foreign Currency Translation	Benefit Plans	Total
(dollars in millions)
Amounts reclassified from accumulated other comprehensive income (loss)	0.2 (b)	—	4.9 (c)	5.1
Tax provision (benefit) related to amounts reclassified from accumulated other comprehensive income (loss)	(0.5)	—	(1.7)	(2.2)
Reclassifications, net of tax	(0.3)	—	3.2	2.9

Other comprehensive income (loss)	1.7	3.4	3.2	8.3

Balance at June 30, 2014	$1.7	$50.7	$(65.0)	$(12.6)

(a)	Income taxes are not provided for foreign currency translation adjustment.
(b)	See Note 4 of the notes to condensed consolidated financial statements.
(c)	These components are included in the computation of net periodic pension cost. See Note 8 of the notes to condensed consolidated financial statements.

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

Net sales based on the location of external customers by geographic region are:

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(dollars in millions)
United States	$555.1	$497.6	$1,106.5	$996.1
Europe(a)	126.4	120.0	246.5	234.1
Japan	42.3	40.0	81.2	80.0
Other(a)	103.3	102.3	192.2	190.0

	$827.1	$759.9	$1,626.4	$1,500.2

(a)	Beginning in 2014, certain emerging markets in Europe are included in the “other” geographic region. Prior year amounts have been reclassified to conform to the current year presentation.

Total net sales by product group category are:

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(dollars in millions)
Vascular	$233.0	$212.2	$452.2	$415.4
Urology	207.1	191.7	408.5	380.5
Oncology	224.7	214.1	443.7	421.2
Surgical Specialties	139.3	120.0	274.5	240.3
Other	23.0	21.9	47.5	42.8

	$827.1	$759.9	$1,626.4	$1,500.2

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

The company’s earnings are driven by its ability to continue to generate sales of its products and improve operating efficiency. Bard’s ability to increase sales over time depends upon its success in developing, acquiring and marketing differentiated products that meet the needs of clinicians and their patients. For the six months ended June 30, 2014, the company’s research and development (“R&D”) expense as a percentage of net sales was 9.2%. The company also makes selective acquisitions of businesses, products and technologies, generally focusing on small-to-medium sized transactions to provide ongoing growth opportunities. In addition, the company may from time-to-time consider acquisitions of larger, established companies. The company may also periodically divest lines of business in which it is not able to reasonably attain or maintain a leadership position in the market or for other strategic reasons.

Recent Developments

In the second quarter of 2014, the company recorded an additional charge related to product liability matters, net of estimated recoveries, to other (income) expense, net, of approximately $259.0 million ($236.0 million after tax). See Note 6 of the notes to condensed consolidated financial statements.

Results of Operations

Net Sales

Bard’s consolidated net sales for the quarter ended June 30, 2014 increased 9% on a reported basis (8% on a constant currency basis) compared to the same period in the prior year. Bard’s consolidated net sales for the six months ended June 30, 2014 increased 8% on both a reported basis and constant currency basis compared to the same period in the prior year. Net sales “on a constant currency basis” is a non-GAAP measure and should not be viewed as a replacement of GAAP results. See “Management’s Use of Non-GAAP Measures” below. Price changes had the effect of decreasing consolidated net sales for the quarter and six months ended June 30, 2014 by approximately 90 basis points and 100 basis points, respectively, as compared to the same periods in the prior year. Exchange rate fluctuations had the effect of increasing consolidated net sales for the quarter ended June 30, 2014 by approximately one percentage point as compared to the same period in the prior year. Exchange rate fluctuations had a nominal impact on consolidated net sales for the six months ended June 30, 2014 as compared to the same period in the prior year. The primary exchange rate movement that impacts net sales is the movement of the Euro compared to the U.S. dollar. The impact of exchange rate movements on net sales is not indicative of the impact on net earnings due to the offsetting impact of exchange rate movements on operating costs and expenses, costs incurred in other currencies and the company’s hedging activities.

Bard’s United States net sales of $555.1 million for the quarter ended June 30, 2014 increased 12% compared to $497.6 million in the prior year quarter. International net sales of $272.0 million for the quarter ended June 30, 2014 increased 4% on a reported basis (2% on a constant currency basis) compared to $262.3 million in the prior year quarter. Bard’s United States net sales of $1,106.5 million for the six months ended June 30, 2014 increased 11% compared to $996.1 million in the prior year period. International net sales of $519.9 million for the six months ended June 30, 2014 increased 3% on both a reported basis and constant currency basis compared to $504.1 million in the prior year period.

A summary of net sales by product group category is as follows:

Product Group Summary of Net Sales

	Quarter Ended June 30,				Six Months Ended June 30,
	2014	2013	Change	Constant Currency	2014	2013	Change	Constant Currency
(dollars in millions)
Vascular	$233.0	$212.2	10%	8%	$452.2	$415.4	9%	8%
Urology	207.1	191.7	8%	8%	408.5	380.5	7%	7%
Oncology	224.7	214.1	5%	5%	443.7	421.2	5%	6%
Surgical Specialties	139.3	120.0	16%	16%	274.5	240.3	14%	14%
Other	23.0	21.9	5%	5%	47.5	42.8	11%	11%

Total net sales	$827.1	$759.9	9%	8%	$1,626.4	$1,500.2	8%	8%

Vascular Products - Bard markets a wide range of products for the peripheral vascular market, including endovascular products and vascular graft products. In November 2013, Bard sold certain assets and liabilities of its electrophysiology division (the “EP Sale”) to Boston Scientific, Inc., retaining only the guidewire and temporary pacing electrode product lines. Consolidated net sales of vascular products for the quarter ended June 30, 2014 increased 10% on a reported basis (8% on a constant currency basis) compared to the prior year quarter. This increase includes growth of 18 percentage points on a reported basis (17 percentage points on a constant currency basis) due to a royalty payment from W.L. Gore & Associates Inc. (“Gore”) and a decrease of 14 percentage points on both a reported basis and constant currency basis related to divested electrophysiology products as a result of the EP Sale. Consolidated net sales of vascular products for the six months ended June 30, 2014 increased 9% on a reported basis (8% on a constant currency basis) compared to the prior year period. This increase includes growth of 18 percentage points on both a reported basis and constant currency basis due to royalty payments from Gore and a decrease of 14 percentage points on both a reported basis and constant currency basis related to divested electrophysiology products as a result of the EP Sale. United States net sales of vascular products for the quarter and six months ended June 30, 2014 increased 27% and 28%, respectively, compared to the prior year periods. These increases in United States net sales for both the quarter and six months ended June 30, 2014 were primarily due to royalty payments from Gore, offset by divested electrophysiology products as a result of the EP Sale. International net sales of vascular products for the quarter ended June 30, 2014 decreased 10% on a reported basis (12% on a constant currency basis) compared to the prior year quarter. International net sales of vascular products for the six months ended June 30, 2014 decreased 13% on a reported basis (14% on a constant currency basis) compared to the prior year period. These decreases in international net sales for both the quarter and six months ended June 30, 2014 were primarily due to divested electrophysiology products as a result of the EP Sale and were partially offset by increases in sales of endovascular products.

Consolidated net sales of endovascular products for the quarter ended June 30, 2014 increased 27% on a reported basis (26% on a constant currency basis) compared to the prior year quarter. This increase includes growth of 23 percentage points on both a reported basis and constant currency basis due to a royalty payment from Gore. Consolidated net sales of endovascular products for the six months ended June 30, 2014 increased 26% on a reported basis (25% on a constant currency basis) compared to the prior year period. This increase includes growth of 24 percentage points on both a reported basis and constant currency basis due to royalty payments from Gore. Net sales in this product line for both the quarter and six months ended June 30, 2014 were also favorably impacted by growth in sales of percutaneous transluminal angioplasty balloon catheters and biopsy products, partially offset by declines in sales of stents.

Consolidated net sales of vascular graft products for the quarter ended June 30, 2014 decreased 1% on a reported basis ( 2% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of vascular graft products for the six months ended June 30, 2014 were flat on a reported basis (decreased 2% on a constant currency basis) compared to the prior year period. Declining sales of peripheral vascular grafts and dialysis access grafts were the primary contributors to the decrease in sales for vascular graft products for the quarter ended June 30, 2014.

Urology Products - Bard markets a wide range of products for the urology market, including basic drainage products, continence products and urological specialty products. Bard also markets StatLock® catheter stabilization products, which are used to secure many types of catheters sold by Bard and other companies, as well as Targeted Temperature Management™ products, which are used for therapeutic hypothermia. Consolidated net sales of urology products for the quarter ended June 30, 2014 increased 8% on both a reported basis and constant currency basis compared to the prior year quarter. This increase includes 7 percentage points of growth on a reported basis (8 percentage points on a constant currency basis) from the addition of the Rochester Medical, Inc. (“Rochester Medical”) products acquired in November 2013. Consolidated net sales of urology products for the six months ended June 30, 2014 increased 7% on both a reported basis and constant currency basis compared to the prior year period, which includes 7 percentage points of growth on both a reported basis and constant currency basis from the addition of the Rochester Medical products. Net sales for the quarter and six months ended June 30, 2014 were also favorably impacted by growth in sales of basic drainage products and were offset by declines in sales of continence products, a trend that may continue, and urological specialty products. United States net sales of urology products for the quarter ended June 30, 2014 increased 6% compared to the prior year quarter. International net sales of urology products for the quarter ended June 30, 2014 increased 12% on a reported basis (10% on a constant currency basis) compared to the prior year quarter. United States net sales of urology products for the six months ended June 30, 2014 increased 5% compared to the prior year period. International net sales of urology products for the six months ended June 30, 2014 increased 11% on both a reported basis and constant currency basis compared to the prior year period.

Consolidated net sales of basic drainage products for both the quarter and six months ended June 30, 2014 increased 7% on both a reported basis and constant currency basis compared to the prior year periods. These increases were primarily due to sales of the Rochester Medical products. Consolidated net sales of infection control Foley catheter products for the quarter ended June 30, 2014 increased 3% on both a reported basis and constant currency basis compared to the prior year quarter. Consolidated net sales of infection control Foley catheter products for the six months ended June 30, 2014 increased 2% on both a reported basis and constant currency basis compared to the prior year period.

Consolidated net sales of urological specialty products, including brachytherapy products, for the quarter ended June 30, 2014 decreased 2% on both a reported basis and constant currency basis compared to the prior year quarter. This decrease was primarily due to a decline in sales of brachytherapy products and was partially offset by sales of the Rochester Medical products. Consolidated net sales of urological specialty products for the six months ended June 30, 2014 increased 2% on both a reported basis and constant currency basis compared to the prior year period. This increase was primarily due to sales of the Rochester Medical products offset by a decline in sales of brachytherapy products. The brachytherapy market has been losing procedural share to alternative therapies, a trend that may continue.

Consolidated net sales of continence products for the quarter ended June 30, 2014 increased 50% on a reported basis (46% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of continence products for the six months ended June 30, 2014 increased 37% on a reported basis (36% on a constant currency basis) compared to the prior year period. These increases were primarily due to sales of the Rochester Medical products and were partially offset by declines in sales of surgical continence products, a trend that may continue.

Consolidated net sales of the StatLock® catheter stabilization product line for the quarter ended June 30, 2014 increased 3% on both a reported basis and constant currency basis compared to the prior year quarter. Consolidated net sales of the StatLock® catheter stabilization product line for the six months ended June 30, 2014 decreased 1% on both a reported basis and constant currency basis compared to the prior year period.

Oncology Products - Bard’s oncology business includes specialty vascular access products and enteral feeding devices. Specialty vascular access products include peripherally inserted central catheters (“PICCs”) used for intermediate to long-term central venous access, specialty access ports and accessories (“Ports”) used most commonly for chemotherapy, dialysis access catheters and vascular access ultrasound devices, which help facilitate the placement of PICCs. Consolidated net sales of oncology products for the quarter ended June 30, 2014 increased 5% on both a reported basis and constant currency basis compared to the prior year quarter. Consolidated net sales of oncology products for the six months ended June 30, 2014 increased 5% on a reported basis (6% on a constant currency basis) compared to the prior year period. These increases were due primarily to growth in sales of PICCs, Ports and dialysis access catheters. United States net sales of oncology products for the quarter ended June 30, 2014 increased 4% compared to the prior year quarter. International net sales of oncology products for the quarter ended June 30, 2014 increased 8% on both a reported basis and constant currency basis compared to the prior year quarter. United States net sales of oncology products for the six months ended June 30, 2014 increased 4% compared to the prior year period. International net sales of oncology products for the six months ended June 30, 2014 increased 9% on a reported basis (10% on a constant currency basis) compared to the prior year period.

Consolidated net sales of PICCs for the quarter ended June 30, 2014 increased 9% on a reported basis (10% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of PICCs for the six months ended June 30, 2014 increased 10% on both a reported basis and constant currency basis compared to the prior year period. Consolidated net sales of Ports for the quarter ended June 30, 2014 increased 2% on a reported basis (1% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of Ports for the six months ended June 30, 2014 increased 2% on both a reported basis and constant currency basis compared to the prior year period.

Consolidated net sales of dialysis access catheters for the quarter ended June 30, 2014 increased 11% on a reported basis (10% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of dialysis access catheters for the six months ended June 30, 2014 increased 10% on a reported basis (9% on a constant currency basis) compared to the prior year period. Consolidated net sales of vascular access ultrasound devices for both the quarter and six months ended June 30, 2014 decreased 6% on both a reported basis and constant currency basis compared to the prior year periods.

Surgical Specialty Products - Surgical specialty products include soft tissue repair products, performance irrigation devices and biosurgery products, including hemostats and sealants. Consolidated net sales of surgical specialty products for the quarter ended June 30, 2014 increased 16% on both a reported basis and constant currency basis compared to the prior year quarter. This increase includes 10 percentage points of growth on both a reported basis and constant currency basis from the addition of the Arista® MHP hemostat product (“Arista®”) through the acquisition of Medafor, Inc. in October 2013. Consolidated net sales of surgical specialty products for the six months ended June 30, 2014 increased 14% on both a reported basis and constant currency basis compared to the prior year period, which includes 10 percentage points of growth on both a reported basis and constant currency basis from the addition of Arista®. Net sales for the quarter and six months ended June 30, 2014 were also favorably impacted by growth in sales of synthetic hernia repair products and were partially offset by declines in sales of natural tissue hernia repair products, performance irrigation products and hernia fixation products, trends that may continue. United States net sales of surgical specialty products for the quarter ended June 30, 2014 increased 17% compared to the prior year quarter. United States net sales of surgical specialty products for the six months ended June 30, 2014 increased 13% compared to the prior year period. These increases in United States net sales were primarily due to sales of Arista® and growth in sales of synthetic hernia repair products. These increases were offset by declines in sales of natural tissue hernia repair products, hernia fixation products, and performance irrigation products, trends that may continue. International net sales of surgical specialty products for the quarter ended June 30, 2014 increased 15% on a reported basis (14% on a constant currency basis) compared to the prior year quarter. International net sales of surgical specialty products for the six months ended June 30, 2014 increased 17% on both a reported basis and constant currency basis compared to the prior year period. These increases in international net sales were primarily due to an increase in sales of synthetic hernia repair products and sales of Arista®.

The soft tissue repair product line includes synthetic and natural tissue hernia repair implants, natural tissue breast reconstruction implants and hernia fixation products. Consolidated net sales of soft tissue repair products for the quarter ended June 30, 2014 increased 7% on both a reported basis and constant currency basis compared to the prior year quarter. Consolidated net sales of soft tissue repair products for the six months ended June 30, 2014 increased 5% on both a reported basis and constant currency basis compared to the prior year period. Net sales in this product line were favorably impacted by growth in sales of synthetic hernia repair products. This growth was partially offset by declines in sales of natural tissue hernia repair products and hernia fixation products, trends that may continue.

Other Products - The other product group includes irrigation, wound drainage and certain original equipment manufacturers’ products. Consolidated net sales of other products for the quarter ended June 30, 2014 increased 5% on both a reported basis and constant currency basis compared to the prior year quarter. This increase includes 9 percentage points of growth on a reported basis (10 percentage points on a constant currency basis) from the Rochester Medical products. Consolidated net sales of other products for the six months ended June 30, 2014 increased 11% on both a reported basis and constant currency basis compared to the prior year period. This increase includes 13 percentage points of growth on both a reported basis and constant currency basis from the Rochester Medical products.

Costs and Expenses

A summary of costs and expenses as a percentage of net sales is as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of goods sold	38.8%	39.0%	38.7%	39.5%
Marketing, selling and administrative expense	29.6%	29.8%	29.6%	29.5%
Research and development expense	10.3%	8.7%	9.2%	8.4%
Interest expense	1.4%	1.5%	1.4%	1.5%
Other (income) expense, net	31.1%	38.9%	15.5%	21.7%

Total costs and expenses	111.2%	117.9%	94.4%	100.6%

Cost of goods sold - Cost of goods sold consists principally of the manufacturing and distribution costs of the company’s products. The category also includes royalties paid by the company, amortization of intangible assets and the impact of certain hedging activities. Cost of goods sold as a percentage of net sales for the quarter and six months ended June 30, 2014 decreased 20 basis points and 80 basis points, respectively, compared to the prior year periods primarily due to the impact of the royalty payments from Gore. Incremental amortization of intangible assets acquired in 2013 increased cost of goods sold as a percentage of net sales by approximately 70 basis points over the prior year quarter and six month period.

Marketing, selling and administrative expense - Marketing, selling and administrative expense consists principally of the costs associated with the company’s sales and administrative organizations. These costs as a percentage of net sales for the quarter and six months ended June 30, 2014 decreased 20 basis points and increased 10 basis points, respectively, compared to the prior year periods.

Research and development expense - Research and development expense consists principally of costs related to internal research and development activities, milestone payments for third-party research and development activities, and acquired in-process R&D (“IPR&D”) costs arising from the company’s business development activities. IPR&D payments may impact the comparability of the company’s results of operations between periods. Research and development expense for the quarter ended June 30, 2014 was $85.4 million, an increase of approximately 29% compared to the prior year quarter. Research and development expense for the six months ended June 30, 2014 was $149.7 million, an increase of approximately 19% compared to the prior year period. Included in research and development expense for the quarter and six months ended June 30, 2014 was a charge of $20.7 million primarily related to the change in the fair value of the liability for contingent consideration related to the Lutonix, Inc. acquisition. In addition, an IPR&D charge of $0.6 million related to the impairment of an IPR&D project was recorded for the six months ended June 30, 2014. An IPR&D charge of $0.5 million was recorded for the quarter and six months ended June 30, 2013. The increase in research and development expense for the six months ended June 30, 2014 also reflects targeted investments in this area.

Interest expense - Interest expense was $11.3 million and $11.1 million for the quarters ended June 30, 2014 and 2013, respectively. Interest expense was $22.4 million and $22.5 million for the six months ended June 30, 2014 and 2013, respectively.

Other (income) expense, net - The components of other (income) expense, net, are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(dollars in millions)
Interest income	$(1.1)	$(0.3)	$(1.4)	$(0.6)
Foreign exchange (gains) losses	(2.0)	2.1	(1.2)	2.8
Litigation charges, net	262.7	292.4	262.7	318.2
Gain on sale of investment	—	—	(7.1)	—
Asset impairments	—	2.6	—	6.4
Restructuring	—	(1.4)	—	(1.4)
Other, net	(2.3)	0.3	(1.7)	0.6

Total other (income) expense, net	$257.3	$295.7	$251.3	$326.0

Litigation charges, net – For the quarter and six months ended June 30, 2014, the amounts reflect the estimated costs for product liability matters, net of recoveries, and litigation-related defense costs of $4.2 million in connection with the WHP Pre-Trial Order. For the quarter and six months ended June 30, 2013, the amounts primarily reflect the estimated costs for product liability matters, net of recoveries. In addition, the amount for the six months ended June 30, 2013 reflects a write-down of an insurance receivable. See Note 6 of the notes to condensed consolidated financial statements.

Gain on sale of investment – For the six months ended June 30, 2014, the amount reflects the sale of an equity investment in an e-commerce technology company.

Asset impairments – For the quarter and six months ended June 30, 2013, the amounts reflect charges for the write-down of certain core technologies.

Restructuring – For the quarter and six months ended June 30, 2013, the amounts reflect the reversal of certain restructuring costs recognized during the fourth quarter of 2012.

Income Tax Provision

The effective tax rate for both the quarter and six months ended June 30, 2014 and 2013 reflected the discrete tax effect of litigation charges, primarily related to product liability claims, which were substantially incurred in a low tax jurisdiction. The effective tax rate for the current six month period also reflected a tax benefit of $10.9 million as a result of the completion of U.S. Internal Revenue Service (“IRS”) examinations for the tax years 2008 through 2010. The effective tax rate for the six months ended June 30, 2013 reflected the discrete tax effect of a write-down of an insurance receivable, which was also incurred in a low tax jurisdiction. See Note 6 of the notes to condensed consolidated financial statements. In addition, the tax provision for the six months ended June 30, 2013 was reduced by approximately $3.7 million to recognize the 2012 benefit of the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013 and retroactively reinstated the research tax credit.

Net (Loss) Income and (Loss) Earnings Per Share Available to Common Shareholders

The company reported net loss and diluted loss per share available to common shareholders for the quarter ended June 30, 2014 of $119.4 million and $1.59, respectively. Net loss and diluted loss per share available to common shareholders for the prior year quarter were $161.6 million and $2.03, respectively. The current year quarter reflects litigation charges, net, of $240.3 million, or $3.08 per diluted share, amortization of intangible assets of $17.7 million, or $0.23 per diluted share, and acquisition-related items (primarily consisting of purchase accounting adjustments, transaction costs and integration costs) of $22.1 million, or $0.28 per diluted share. The prior year quarter reflects litigation charges, net, of $275.1 million, or $3.33 per diluted share, amortization of intangible assets of $14.5 million, or $0.18 per diluted share, asset impairments of $3.0 million, or $0.04 per diluted share, acquisition-related items (primarily consisting of transaction costs, purchase accounting adjustments and IPR&D) of $1.7 million, or $0.02 per diluted share, and a reversal of certain restructuring costs of $1.0 million, or $0.01 per diluted share.

The company reported net income and diluted earnings per share available to common shareholders for the six months ended June 30, 2014 of $29.0 million and $0.37, respectively. Net loss and diluted loss per share available to common shareholders for the six months ended June 30, 2013 were $70.9 million and $0.88, respectively. The current six month period reflects litigation charges, net, of $240.3 million, or $3.05 per diluted share, amortization of intangible assets of $35.4 million, or $0.45 per diluted share, acquisition-related items (primarily consisting of purchase accounting adjustments, integration costs and transaction costs) of $24.4 million, or $0.31 per diluted share, and a gain on sale of an equity investment of $4.9 million, or $0.06 per diluted share. The current year six month period also reflects a $10.9 million, or $0.14 per diluted share, benefit to the income tax provision as a result of the completion of IRS examinations for the tax years 2008 through 2010. The prior six month period reflects litigation charges, net, of $300.1 million, or $3.60 per diluted share, amortization of intangible assets of $29.1 million, or $0.35 per diluted share, asset impairments of $7.3 million, or $0.09 per diluted share, acquisition-related items (primarily consisting of transaction costs, purchase accounting adjustments, and IPR&D) of $2.4 million, or $0.03 per diluted share, and a reversal of certain restructuring costs of $1.0 million, or $0.01 per diluted share.

Liquidity and Capital Resources

The company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Significant factors affecting the management of liquidity are cash flows generated from operating activities, capital expenditures, acquisitions of businesses and technologies, cash dividends and common stock repurchases. Cash provided from operations continues to be a primary source of funds. The company believes that it could borrow adequate funds at competitive terms should it be necessary. The company also believes that its overall financial strength gives it sufficient financial flexibility. A summary of certain liquidity measures for the company as of June 30, is as follows:

	2014	2013
(dollars in millions)
Working capital	$1,243.8	$1,327.9

Current ratio	2.59/1	3.64/1

Cash and cash equivalents held by the company’s foreign subsidiaries were $980.5 million and $874.0 million at June 30, 2014 and December 31, 2013, respectively. It is the company’s intention to permanently reinvest the majority of these funds outside the United States to finance foreign operations, and the company’s plans do not demonstrate a need to repatriate these funds. If these funds are needed for U.S. operations for currently unforeseen circumstances or can no longer be permanently reinvested outside the United States, the company would be required to accrue and pay U.S. taxes on the earnings associated with these funds. In the United States, ongoing operating cash flows and available borrowings under the company’s committed syndicated bank credit facility provide it with sufficient liquidity.

For the six months ended June 30, 2014 and 2013, net cash provided by operating activities was $284.0 million and $215.7 million, respectively. The increase in net cash provided by operating activities reflects improvements in accounts receivable collections in the current year period, a settlement payment for a certain legal matter in the prior year period and a discretionary contribution to the U.S pension plan in the prior year period. These increases were partially offset by the timing of tax payments in the current year period.

For the six months ended June 30, 2014 and 2013, net cash used by investing activities was $42.2 million and $18.7 million, respectively. Capital expenditures were approximately $55.6 million and $30.6 million for the six month periods ended June 30, 2014 and 2013, respectively. In addition, the company received proceeds from the sale of an investment of $7.1 million during the six months ended June 30, 2014.

For the six months ended June 30, 2014, the company used $314.4 million in cash for financing activities, compared to the $227.6 million used in the prior year period. Total debt was $1.6 billion and $1.4 billion at June 30, 2014 and December 31, 2013, respectively. Total debt to total capitalization was 48.6% and 40.2% at June 30, 2014 and December 31, 2013, respectively. Net cash used in financing activities reflects $526.1 million used to repurchase 3,712,560 shares of common stock in the six months ended June 30, 2014 compared to approximately $309.8 million to repurchase 3,022,388 shares of common stock in the prior year period. The company paid cash dividends of $0.42 per share and $0.40 per share for the six months ended June 30, 2014 and 2013, respectively.

The company maintains a $750 million five-year committed syndicated bank credit facility that expires in September 2018. The credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The facility includes pricing based on the company’s long-term credit rating and includes a financial covenant that limits the amount of total debt to total capitalization. At June 30, 2014, the company was in compliance with this covenant. The company had commercial paper borrowings outstanding of $181.5 million at June 30, 2014. There were no commercial paper borrowings outstanding at December 31, 2013.

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

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of June 30, 2014. Based upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2014, the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to accomplish their objectives at the reasonable assurance level. There have been no changes in internal control over financial reporting for the quarter ended June 30, 2014 that have materially affected, or are likely to materially affect, the company’s internal control over financial reporting.

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

Product Liability Matters

As of July 7, 2014, approximately 220 federal and 105 state lawsuits involving individual claims by approximately 325 plaintiffs, as well as two putative class actions in the United States are currently pending against the company with respect to its Composix® Kugel® and certain other hernia repair implant products (collectively, the “Hernia Product Claims”). The company voluntarily recalled certain sizes and lots of the Composix® Kugel® products beginning in December 2005. One of the U.S. putative class action lawsuits consolidated ten previously-filed U.S. class action lawsuits. The putative class actions, none of which has been certified, seek: (i) medical monitoring; (ii) compensatory damages; (iii) punitive damages; (iv) a judicial finding of defect and causation; and/or (v) attorneys’ fees. In the third quarter of 2013, a settlement was reached with respect to the three pending putative Canadian class actions within amounts previously recorded by the company and were fully resolved in April 2014. Approximately 85 of the state lawsuits, involving individual claims by approximately 85 plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions. The Hernia Product Claims also generally seek damages for personal injury resulting from use of the products.

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

As of July 7, 2014, product liability lawsuits involving individual claims by approximately 12,445 plaintiffs have been filed or asserted against the company in various federal and state jurisdictions alleging personal injuries associated with the use of certain of the company’s surgical continence products for women, including its Avaulta® line of products. In addition, five putative class actions in the United States and four putative class actions in Canada have been filed against the company (all lawsuits, collectively, the “Women’s Health Product Claims”). The Women’s Health Product Claims generally seek damages for personal injury resulting from use of the products. The putative class actions, none of which has been certified, seek: (i) medical monitoring; (ii) compensatory damages; (iii) punitive damages; (iv) a judicial finding of defect and causation; and/or (v) attorneys’ fees. With respect to approximately half of the filed and asserted Women’s Health Product Claims, the company believes that one of its suppliers has an obligation to defend and indemnify the company with respect to any product defect liability.

In October 2010, the Women’s Health Product Claims involving solely Avaulta® products pending in federal courts nationwide were transferred into an MDL in the United States District Court for the Southern District of West Virginia (the “District Court”), the scope of which was later expanded to include lawsuits involving all women’s surgical continence products that are manufactured or distributed by the company. The first trial in a state court was completed in July 2012 and resulted in a judgment against the company of approximately $3.6 million. The company has appealed this decision. The first trial in the MDL commenced in July 2013 and resulted in a judgment against the company of approximately $2 million. The company intends to appeal the judgment. During the third quarter of 2013, the company settled one MDL case and one New

Jersey state case. In addition, during the third quarter of 2013, one MDL case was voluntarily dismissed with prejudice. On January 16, 2014, the District Court ordered that the company prepare 200 individual cases for trial (the “WHP Pre-Trial Order”) (the timing for which is currently unknown), which has resulted in additional cost in the second quarter of 2014, and is expected to result in material additional cost in 2014 in defending Women’s Health Product Claims. The District Court may order that the company prepare additional cases for trial, which could result in material additional costs in future periods. During the second quarter of 2014, the company reached an agreement with two plaintiffs’ law firms to settle their inventory of cases, representing more than 500 of the filed or asserted Women’s Health Product Claims, which the company believes are not the subject of its supplier’s indemnification obligation. The company also settled one MDL case that was originally scheduled for trial in May 2014. In addition, the company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Women’s Health Product Claims, which may include additional inventory settlements. While no MDL trials are scheduled for the remainder of 2014, the company anticipates that multiple additional trials, including a possible consolidated trial, may occur in early 2015. Additional state court trials are scheduled throughout the second half of 2014.

The company does not believe that any verdicts entered to date are representative of potential outcomes of all Women’s Health Product Claims. The case numbers set forth above do not include approximately 1,020 generic complaints involving women’s health products where the company cannot, based on the allegations in the complaints, determine whether any of those cases involves the company’s women’s health products. In addition, the case numbers set forth above do not include approximately 2,115 claims that have been threatened against the company but for which complaints have not yet been filed. While the company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Women’s Health Product Claims and intends to vigorously defend the Women’s Health Product Claims that do not settle, including through litigation, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

As of July 7, 2014, product liability lawsuits involving individual claims by 50 plaintiffs are currently pending against the company in various federal and state jurisdictions alleging personal injuries associated with the use of the company’s vena cava filter products. In addition, three putative class actions were filed against the company in various state courts on behalf of plaintiffs who are alleged to have no present injury (all lawsuits, collectively, the “Filter Product Claims”). Two of these putative class actions were dismissed during the second quarter of 2013, and class certification was denied for the third putative class action in July 2013. The first Filter Product Claim trial was completed in June 2012 and resulted in a judgment for the company. The company expects additional trials of Filter Product Claims to take place over the next 12 months. During the second quarter of 2013, the company finalized settlement agreements with respect to more than 30 Filter Product Claims and made payments with respect to such claims within the amounts previously recorded. The case numbers set forth above do not include approximately 165 claims that have been threatened against the company but for which complaints have not yet been filed. While the company intends to vigorously defend the remaining unsettled Filter Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

In most product liability litigations of this nature, plaintiffs allege a wide variety of claims, ranging from allegations of serious injury caused by the products to efforts to obtain compensation notwithstanding the absence of any injury. In many of these cases, the company has not yet received and reviewed complete information regarding the plaintiffs and their medical conditions and, consequently, is unable to fully evaluate the claims. The company expects that it will receive and review additional information regarding any remaining unsettled product liability matters.

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

On November 1, 2013, Gore paid to the company $894.3 million in cash (the “Gore Proceeds”), the total amount of the compensatory damages for infringement, including pre- and post-judgment interest, and the royalties accrued through September 30, 2013. Gore expressly reserved its right to appeal from the District Court’s rulings and notified the company that, if successful on appeal, it would seek to recover the amounts paid to the company. On December 5, 2013, Gore filed an appeal in the Court of Appeals on all of the District Court’s rulings, including the order denying Gore’s motion for a new trial. The Court of Appeals is scheduled to hear oral argument on Gore’s appeal of the District Court’s rulings on August 8, 2014.

In the fourth quarter of 2013, the company recorded a gain of $894.3 million ($557.4 million after tax) to other (income) expense, net, based on the District Court’s October 2013 rulings and the company’s receipt of the Gore Proceeds. In addition, the company received $37.6 million from Gore in April 2014 representing Gore’s calculation of royalties for its infringing sales for the quarter ended March 31, 2014. This royalty payment was recorded to revenue in the second quarter of 2014. Royalty payments of $75.2 million were recorded to revenue for the six months ended June 30, 2014. The company has received cumulative proceeds from Gore of $969.5 million. The company has concluded that the chance of Gore establishing its right to recover this cash is remote. The company continues to account for the enhanced damages awarded by the District Court due to Gore’s willfulness as a contingent gain.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the shares of the company’s common stock repurchased during the quarter ended June 30, 2014:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs(2)
April 1 – April 30, 2014	1,154,459	$143.21	1,154,113	$133,819,572
May 1 – May 31, 2014	740,122	144.92	725,000	28,647,500
June 1 – June 30, 2014	—	—	—	528,647,500

Total	1,894,581	$143.88	1,879,113	$528,647,500

(1)	Includes 15,468 shares that the company repurchased during the three-month period ended June 30, 2014 that were not part of publicly-announced share repurchase authorizations. These shares were purchased from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.
(2)	On January 30, 2014, the company announced that its Board of Directors had authorized the repurchase of up to an additional $500 million of common stock of the company. On June 11, 2014, the Board of Directors authorized the repurchase of up to an additional $500 million of common stock.

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

Item 6. Exhibits

Number	Description

10.38**	2012 Long Term Incentive Plan of C. R. Bard, Inc. (as Amended and Restated), effective April 16, 2014, filed as Exhibit 10.38 to the company’s April 17, 2014 Form 8-K, is incorporated herein by reference

12.1	Computation of Ratio of Earnings to Fixed Charges*

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer (furnished herewith)

32.2	Section 1350 Certification of Chief Financial Officer (furnished herewith)

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	Constitutes a management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C. R. BARD, INC.
(Registrant)

Date: July 25, 2014

/s/ CHRISTOPHER S. HOLLAND
Christopher S. Holland Senior Vice President and Chief Financial Officer

/s/ FRANK LUPISELLA JR.
Frank Lupisella Jr. Vice President and Controller

INDEX TO EXHIBITS

Number	Description

10.38	2012 Long Term Incentive Plan of C. R. Bard, Inc. (as Amended and Restated), effective April 16, 2014, filed as Exhibit 10.38 to the company’s April 17, 2014 Form 8-K, is incorporated herein by reference

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer (furnished herewith)

32.2	Section 1350 Certification of Chief Financial Officer (furnished herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document