Form 10-Q
period 2014-09-30
BARD C R INC /NJ/
filed 2014-10-23
CIK 9892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2014
Common Stock - $0.25 par value	74,898,741

C. R. BARD, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands except per share amounts, unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$830,000	$758,000	$2,456,400	$2,258,200
Costs and expenses:
Cost of goods sold	308,900	291,900	939,100	883,800
Marketing, selling and administrative expense	242,000	223,900	724,000	666,600
Research and development expense	73,100	99,400	222,800	224,800
Interest expense	11,200	11,200	33,600	33,700
Other (income) expense, net	14,500	12,600	265,800	338,600

Total costs and expenses	649,700	639,000	2,185,300	2,147,500

Income from operations before income taxes	180,300	119,000	271,100	110,700
Income tax provision	49,000	25,800	110,800	88,400

Net income	$131,300	$93,200	$160,300	$22,300

Basic earnings per share available to common shareholders	$1.73	$1.17	$2.08	$0.28

Diluted earnings per share available to common shareholders	$1.69	$1.15	$2.04	$0.27

The accompanying notes are an integral part of these condensed consolidated financial statements. 3

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands, unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$131,300	$93,200	$160,300	$22,300

Other comprehensive income (loss):
Change in derivative instruments designated as cash flow hedges, net of tax	(400)	(1,200)	1,300	1,600
Foreign currency translation adjustments	(18,000)	8,000	(14,600)	(700)
Benefit plan adjustments, net of tax	1,700	2,200	4,900	6,600

Other comprehensive income (loss)	(16,700)	9,000	(8,400)	7,500

Comprehensive income	$114,600	$102,200	$151,900	$29,800

The accompanying notes are an integral part of these condensed consolidated financial statements. 4

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands except share and per share amounts, unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$971,700	$1,066,900
Restricted cash	68,000	16,300
Accounts receivable, less allowances of $10,900 and $11,600, respectively	443,300	479,600
Inventories	379,900	356,200
Short-term deferred tax assets	62,900	78,200
Other current assets	105,300	93,200

Total current assets	2,031,100	2,090,400

Property, plant and equipment, at cost	745,500	667,500
Less accumulated depreciation and amortization	315,200	276,300

Net property, plant and equipment	430,300	391,200
Goodwill	1,097,700	1,099,500
Core and developed technologies, net	638,600	696,800
Other intangible assets, net	447,200	468,100
Deferred tax assets	10,900	3,900
Other assets	457,900	291,200

Total assets	$5,113,700	$5,041,100

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities
Accounts payable	$81,300	$83,000
Accrued expenses	402,600	294,000
Accrued compensation and benefits	136,700	145,300
Income taxes payable	24,300	64,200

Total current liabilities	644,900	586,500

Long-term debt	1,402,800	1,405,700
Other long-term liabilities	1,107,700	798,800
Deferred income taxes	126,100	161,900
Commitments and contingencies
Shareholders’ investment:
Preferred stock, $1 par value, authorized 5,000,000 shares; none issued	—	—
Common stock, $0.25 par value, authorized 600,000,000 shares; issued and outstanding 74,898,741 shares at September 30, 2014 and 77,436,263 shares at December 31, 2013	18,700	19,400
Capital in excess of par value	1,880,400	1,729,600
Accumulated deficit / retained earnings	(37,600)	360,100
Accumulated other comprehensive loss	(29,300)	(20,900)

Total shareholders’ investment	1,832,200	2,088,200

Total liabilities and shareholders’ investment	$5,113,700	$5,041,100

The accompanying notes are an integral part of these condensed consolidated financial statements. 5

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$160,300	$22,300
Adjustments to reconcile net income to net cash provided by operating activities, net of acquired businesses:
Depreciation and amortization	127,700	106,000
Litigation charges, net	274,500	318,200
Gain on sale of investment	(7,100)	—
Asset impairments	6,800	12,300
Restructuring and productivity initiative costs, net of payments	700	(1,400)
Acquired in-process research and development	—	30,000
Deferred income taxes	(29,500)	(16,800)
Share-based compensation	53,000	44,700
Inventory reserves and provision for doubtful accounts	17,300	17,100
Other items	2,300	1,600
Changes in assets and liabilities:
Accounts receivable	39,100	10,200
Inventories	(45,900)	(34,400)
Current liabilities	7,800	(96,700)
Taxes	(68,200)	6,000
Other, net	(400)	(2,100)

Net cash provided by operating activities	538,400	417,000

Cash flows from investing activities:
Capital expenditures	(90,000)	(47,300)
Change in restricted cash	(51,700)	6,000
Payments made for purchases of businesses, net of cash acquired	—	(35,000)
Payments made for intangibles	(10,400)	(33,500)
Proceeds from sale of investment	7,100	—
Other	—	1,900

Net cash used in investing activities	(145,000)	(107,900)

Cash flows from financing activities:
Change in short-term borrowings, net	—	97,500
Proceeds from exercises under share-based compensation plans, net	72,500	74,400
Excess tax benefit relating to share-based compensation plans	17,400	9,500
Purchases of common stock	(526,100)	(546,900)
Dividends paid	(49,400)	(49,800)
Other	(200)	(500)

Net cash used in financing activities	(485,800)	(415,800)

Effect of exchange rate changes on cash and cash equivalents	(2,800)	(7,900)

Decrease in cash and cash equivalents during the period	(95,200)	(114,600)

Balance at January 1	1,066,900	896,300

Balance at September 30	$971,700	$781,700

Supplemental cash flow information
Cash paid for:
Interest	$37,300	$36,200
Income taxes	191,100	89,700
Non-cash transactions:
Purchase of business and related costs	3,000	8,200
Purchase of common stock not settled	—	6,500

The accompanying notes are an integral part of these condensed consolidated financial statements. 6

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of C. R. Bard, Inc. and its subsidiaries (the “company” or “Bard”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in Bard’s 2013 Annual Report on Form 10-K. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in the financial statements in Bard’s 2013 Annual Report on Form 10-K. The preparation of these financial statements requires the company to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities at the date of the financial statements. These financial statements include all normal and recurring adjustments necessary for a fair presentation. The accounts of most foreign subsidiaries are consolidated as of and for the quarters and nine months ended August 31, 2014 and August 31, 2013 and as of November 30, 2013. No events occurred related to these foreign subsidiaries during the months of September 2014, September 2013 or December 2013 that materially affected the financial position or results of operations of the company. The results for the interim periods presented are not necessarily indicative of the results expected for the year.

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

2. Earnings per Common Share

Earnings per share (“EPS”) is computed under the two-class method using the following common share information:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(dollars and shares in millions)
EPS Numerator:
Net income	$131.3	$93.2	$160.3	$22.3
Less: Income allocated to participating securities	2.2	1.6	2.6	0.3

Net income available to common shareholders	$129.1	$91.6	$157.7	$22.0

EPS Denominator:
Weighted average common shares outstanding	74.8	78.5	75.7	79.9
Dilutive common share equivalents from share-based compensation plans	1.5	1.5	1.5	1.3

Weighted average common and common equivalent shares outstanding, assuming dilution	76.3	80.0	77.2	81.2

3. Income Taxes

The effective tax rate for both the quarter and nine months ended September 30, 2014 reflected the discrete tax effect of litigation charges, primarily related to product liability claims, which were substantially incurred in a low tax jurisdiction. The effective tax rate for the current nine month period also reflected a tax benefit of $10.9 million as a result of the completion of U.S. Internal Revenue Service (“IRS”) examinations for the tax years 2008 through 2010.

The effective tax rate for the quarter and nine months ended September 30, 2013 reflected the discrete tax effects of an in-process research and development charge related to the acquisition of 3DT Holdings LLC, which was incurred in a high tax jurisdiction, and a benefit associated with the remeasurement of an uncertain tax position as a result of a legal settlement. The effective tax rate for the nine months ended September 30, 2013 also reflected the discrete tax effects of litigation charges, primarily related to product liability claims, which were substantially incurred in a low tax jurisdiction, and a write-down of an insurance receivable, which was also incurred in a low tax jurisdiction. See Note 6 of the notes to condensed consolidated financial statements. In addition, the tax provision for the nine months ended September 30, 2013 was reduced

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by approximately $3.7 million to recognize the 2012 benefit of the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013 and retroactively reinstated the research tax credit.

At September 30, 2014, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was $35.1 million (of which $29.9 million would impact the effective tax rate, if recognized) plus $3.5 million of accrued interest. At December 31, 2013, the liability for unrecognized tax benefits was $58.0 million plus $6.6 million of accrued interest. Depending upon the result of open tax examinations and/or the expiration of applicable statutes of limitation, the company believes it is reasonably possible that the total amount of unrecognized tax benefits may decrease by up to $3.7 million within the next 12 months.

4. Financial Instruments

Foreign Exchange Derivative Instruments

The company enters into readily marketable forward and option contracts with financial institutions to help reduce its exposure to foreign currency exchange rate fluctuations. These contracts limit volatility because gains and losses associated with foreign currency exchange rate movements are generally offset by movements in the underlying hedged item. The notional value of the company’s forward currency and option currency contracts was $231.5 million and $148.9 million at September 30, 2014 and December 31, 2013, respectively. For further discussion regarding the company’s use of derivative instruments, see Note 1 of the notes to consolidated financial statements in Bard’s 2013 Annual Report on Form 10-K.

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

The location and fair value of derivative instruments that are designated as hedging instruments recognized in the condensed consolidated balance sheets are as follows:

	Balance Sheet Location	Fair Value of Derivatives
Derivatives Designated as Hedging Instruments		September 30, 2014	December 31, 2013
(dollars in millions)
Forward currency contracts	Other current assets	$0.8	$1.2
Option currency contracts	Other current assets	4.3	1.3
Forward currency contracts	Other assets	0.2	—
Option currency contracts	Other assets	1.2	—
Interest rate swap contract	Other assets	5.7	8.9

		$12.2	$11.4

Forward currency contracts	Accrued expenses	$1.3	$0.5
Forward currency contracts	Other long-term liabilities	0.4	—

		$1.7	$0.5

The location and amounts of gains and losses on derivative instruments designated as cash flow hedges and the impact on shareholders’ investment are as follows:

	Gain/(Loss) Recognized in Other Comprehensive Income (Loss)		Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss to Income	Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
	Quarter Ended September 30,			Quarter Ended September 30,
	2014	2013		2014	2013
(dollars in millions)
Forward currency contracts	$(1.7)	$(0.5)	Cost of goods sold	$0.1	$1.7
Option currency contracts	1.9	0.9	Cost of goods sold	(0.6)	(0.6)

	$0.2	$0.4		$(0.5)	$1.1

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Gain/(Loss) Recognized in Other Comprehensive Income (Loss)		Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss to Income	Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2014	2013		2014	2013
(dollars in millions)
Forward currency contracts	$(0.8)	$4.1	Cost of goods sold	$0.9	$1.7
Option currency contracts	1.9	1.0	Cost of goods sold	(1.6)	(1.1)

	$1.1	$5.1		$(0.7)	$0.6

The location and amounts of gains and losses on the derivative instrument designated as a fair value hedge are as follows:

	Location in Statement of Income	(Loss)/Gain Recognized on Swap				Gain/(Loss) Recognized on Long-Term Debt
		Quarter Ended September 30,		Nine Months Ended September 30,		Quarter Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013	2014	2013	2014	2013

(dollars in millions)
Interest rate swap contract	Interest expense	$(1.3)	$(0.3)	$(3.2)	$(3.5)	$1.3	$0.3	$3.2	$3.5

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

The following table summarizes certain financial instrument assets measured at fair value on a recurring basis:

	September 30, 2014	December 31, 2013
(dollars in millions)
Forward currency contracts	$(0.7)	$0.7
Option currency contracts	5.5	1.3
Interest rate swap contract	5.7	8.9

The fair values were measured using significant other observable inputs and valued by reference to similar financial instruments, adjusted for restrictions and other terms specific to each instrument. These financial instruments are categorized as Level 2 under the fair value hierarchy.

The fair value of the liability for contingent consideration related to acquisitions was $118.6 million, of which $115.7 million was recorded to accrued expenses, and $95.7 million, of which $10.3 million was recorded to accrued expenses, at September 30, 2014 and December 31, 2013, respectively. The increase in the fair value of the liability for contingent consideration is primarily due to an increase in the probability of a regulatory-based milestone payment related to the Lutonix, Inc. acquisition, and is expected to be paid in October 2014 as a result of receipt of regulatory approval of the Lutonix drug coated balloon catheter on October 10, 2014. The fair value was measured using significant unobservable inputs and is categorized as Level 3 under the fair value hierarchy.

Financial Instruments not Measured at Fair Value

The company maintains a $750 million five-year committed syndicated bank credit facility that expires in September 2018. The credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The facility includes pricing based on the company’s long-term credit rating and includes a financial covenant that limits the amount of total debt to total capitalization. At September 30, 2014 the company was in compliance with this covenant. There were no commercial paper borrowings outstanding at September 30, 2014 or December 31, 2013, respectively.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair value of long-term debt including the effect of the related interest rate swap contract was approximately $1,478.9 million and $1,435.4 million at September 30, 2014 and December 31, 2013, respectively. The fair value was estimated using dealer quotes for similarly-rated debt instruments over the remaining contractual term of the company’s obligation. Long-term debt is categorized as Level 2 under the fair value hierarchy.

Concentration Risk

Accounts receivable balances include sales to government-supported healthcare systems outside the United States. The company continues to monitor sovereign debt issues and economic conditions in Europe and evaluates accounts receivable in certain countries for potential collection risks. Economic conditions and other factors in certain countries in Europe have resulted in, and may continue to result in, an increase in the average length of time that it takes to collect these accounts receivable and may require the company to re-evaluate the collectability of these receivables in future periods. The company has experienced significant delays in the collection of accounts receivable associated with the national healthcare systems in Spain, Italy, Greece and Portugal. At September 30, 2014, the company’s accounts receivable, net of allowances, from the national healthcare systems in these countries and amounts past due greater than 365 days are as follows:

	Accounts Receivable, net	Greater than 365 Days Past Due
(dollars in millions)
Spain	$11.9	$0.4
Italy	15.3	2.1
Greece	9.4	4.3
Portugal	3.3	1.1

	$39.9	$7.9

5. Inventories

Inventories consisted of:

	September 30, 2014	December 31, 2013
(dollars in millions)
Finished goods	$221.6	$218.3
Work in process	31.2	21.9
Raw materials	127.1	116.0

	$379.9	$356.2

6. Contingencies

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

Product Liability Matters

Hernia Product Claims

As of October 9, 2014, approximately 230 federal and 110 state lawsuits involving individual claims by approximately

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

335 plaintiffs, as well as two putative class actions in the United States are currently pending against the company with respect to its Composix® Kugel® and certain other hernia repair implant products (collectively, the “Hernia Product Claims”). The company voluntarily recalled certain sizes and lots of the Composix® Kugel® products beginning in December 2005. One of the U.S. putative class action lawsuits consolidated ten previously-filed U.S. class action lawsuits. The putative class actions, none of which has been certified, seek: (i) medical monitoring; (ii) compensatory damages; (iii) punitive damages; (iv) a judicial finding of defect and causation; and/or (v) attorneys’ fees. In the third quarter of 2013, a settlement was reached with respect to the three pending putative Canadian class actions within amounts previously recorded by the company and were fully resolved in April 2014. Approximately 90 of the state lawsuits, involving individual claims by approximately 90 plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions. The Hernia Product Claims also generally seek damages for personal injury resulting from use of the products.

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

Women’s Health Product Claims

As of October 9, 2014, product liability lawsuits involving individual claims by approximately 13,525 plaintiffs have been filed against the company in various federal and state jurisdictions alleging personal injuries associated with the use of certain of the company’s surgical continence products for women. In addition, five putative class actions in the United States and four putative class actions in Canada have been filed against the company (all lawsuits, collectively, the “Women’s Health Product Claims”). The Women’s Health Product Claims generally seek damages for personal injury resulting from use of the products. The putative class actions, none of which has been certified, seek: (i) medical monitoring; (ii) compensatory damages; (iii) punitive damages; (iv) a judicial finding of defect and causation; and/or (v) attorneys’ fees. With respect to approximately half of the filed and asserted Women’s Health Product Claims, the company believes that one of its suppliers has an obligation to defend and indemnify the company with respect to any product defect liability.

In October 2010, the Women’s Health Product Claims involving solely Avaulta® products pending in federal courts nationwide were transferred into an MDL in the United States District Court for the Southern District of West Virginia (the “District Court”), the scope of which was later expanded to include lawsuits involving all women’s surgical continence products that are manufactured or distributed by the company. The first trial in a state court was completed in July 2012 and resulted in a judgment against the company of approximately $3.6 million. The company has appealed this decision and oral argument is scheduled for October 23, 2014. The first trial in the MDL commenced in July 2013 and resulted in a verdict against the company of approximately $2 million. The company intends to appeal the judgment. During the third quarter of 2013, the company settled one MDL case and one New Jersey state case. In addition, during the third quarter of 2013, one MDL case was voluntarily dismissed with prejudice. On January 16, 2014, the District Court ordered that the company prepare 200 individual cases for trial (the timing for which is currently unknown), which resulted in additional cost beginning in the second quarter of 2014. On July 31, 2014, the District Court ordered that the Company prepare an additional 300 individual cases for trial, which has resulted in additional cost beginning in the third quarter of 2014. These pre-trial orders are expected to result in material additional cost in 2014 and 2015 in defending Women’s Health Product Claims. The District Court may also order that the company prepare additional cases for trial, which could result in material additional costs in future periods. During the second quarter of 2014, the company reached an agreement with two plaintiffs’ law firms to settle their inventory of cases, representing more than 500 of the filed or asserted Women’s Health Product Claims, which the company believes are not the subject of its supplier’s indemnification obligation. The company also settled one MDL case that was originally scheduled for trial in May 2014. In the third quarter of 2014, the company reached an agreement with a plaintiffs’ law firm to settle approximately 25 of the filed or asserted Women’s Health Product Claims, which the company believes are not the subject of its supplier’s indemnification obligation. In addition, the company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Women’s Health Product

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Claims, which may include additional inventory settlements. While no MDL trials are scheduled for the remainder of 2014, the company anticipates that multiple additional trials, including a possible consolidated trial, may occur in early 2015.

The company does not believe that any verdicts entered to date are representative of potential outcomes of all Women’s Health Product Claims. The case numbers set forth above do not include approximately 895 generic complaints involving women’s health products where the company cannot, based on the allegations in the complaints, determine whether any of those cases involves the company’s women’s health products. In addition, the case numbers set forth above do not include approximately 2,445 claims that have been threatened against the company but for which complaints have not yet been filed. While the company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Women’s Health Product Claims and intends to vigorously defend the Women’s Health Product Claims that do not settle, including through litigation, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

Filter Product Claims

As of October 9, 2014, product liability lawsuits involving individual claims by 50 plaintiffs are currently pending against the company in various federal and state jurisdictions alleging personal injuries associated with the use of the company’s vena cava filter products. In addition, three putative class actions were filed against the company in various state courts on behalf of plaintiffs who are alleged to have no present injury (all lawsuits, collectively, the “Filter Product Claims”). Two of these putative class actions were dismissed during the second quarter of 2013, and class certification was denied for the third putative class action in July 2013. The first Filter Product Claim trial was completed in June 2012 and resulted in a judgment for the company. The company expects additional trials of Filter Product Claims to take place over the next 12 months. During the second quarter of 2013, the company finalized settlement agreements with respect to more than 30 Filter Product Claims and made payments with respect to such claims within the amounts previously recorded. The case numbers set forth above do not include approximately 150 claims that have been threatened against the company but for which complaints have not yet been filed. While the company intends to vigorously defend the remaining unsettled Filter Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

General

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

On November 1, 2013, Gore paid to the company $894.3 million in cash (the “Gore Proceeds”), the total amount of the compensatory damages for infringement, including pre- and post-judgment interest, and the royalties accrued through September 30, 2013. Gore expressly reserved its right to appeal from the District Court’s rulings and notified the company that, if successful on appeal, it would seek to recover the amounts paid to the company. On December 5, 2013, Gore filed an appeal in the Court of Appeals on all of the District Court’s rulings, including the order denying Gore’s motion for a new trial. The Court of Appeals heard oral argument on Gore’s appeal of the District Court’s rulings on August 8, 2014. A decision on this matter is pending.

In the fourth quarter of 2013, the company recorded a gain of $894.3 million ($557.4 million after tax) to other (income) expense, net, based on the District Court’s October 2013 rulings and the company’s receipt of the Gore Proceeds. In addition, the company received $38.0 million from Gore in July 2014 representing Gore’s calculation of royalties for its infringing sales for the quarter ended June 30, 2014. This royalty payment was recorded to revenue in the third quarter of 2014. Royalty payments of $113.2 million were recorded to revenue for the nine months ended September 30, 2014. The company has received cumulative proceeds from Gore of $1,007.5 million. The company has concluded that the chance of Gore establishing its right to recover this cash is remote. The company continues to account for the enhanced damages awarded by the District Court due to Gore’s willfulness as a contingent gain.

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

Accruals for product liability and other legal matters amounted to $1,085.6 million, of which $145.9 million was recorded to accrued expenses, and $662.4 million, of which $117.5 million was recorded to accrued expenses, at September 30, 2014 and December 31, 2013, respectively. The company has made total payments of $236.4 million to qualified settlement funds (“QSFs”), of which $59.3 million were made during the nine months ended September 30, 2014, subject to certain settlement conditions, for certain product liability matters. Payments to QSFs are recorded as a component of restricted cash. Total payments of $168.4 million from these QSFs have been made to qualified claimants, of which $7.6

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million were made during the nine months ended September 30, 2014. In addition, other payments of $34.2 million have been made to qualified claimants, of which $4.8 million were made during the nine months ended September 30, 2014.

The company recorded receivables related to product liability matters amounting to $379.6 million and $234.9 million at September 30, 2014 and December 31, 2013, respectively. A substantial amount of the receivable at September 30, 2014 and December 31, 2013 is the subject of a dispute with a supplier who has contested, at least in part, its obligation to defend and indemnify the company, which the company refutes. Approximately half of the filed and asserted Women’s Health Product Claims relate to certain products distributed by the company under agreements with two separate subsidiaries of the supplier. These agreements include indemnification provisions pursuant to which the company is indemnified by the supplier for any liabilities of the company arising from product liability claims relating to any alleged product defect, one of the theories on which the Women’s Health Product Claims are based. The company engaged outside counsel to evaluate the company’s rights with respect to the dispute, and outside counsel issued a legal opinion supporting the company’s belief regarding the supplier’s obligation to defend and indemnify the company for product defect claims with respect to the products manufactured by the supplier that are the subject of the Women’s Health Product Claims. At this time, no litigation has been filed with respect to the dispute with the supplier. After considering the following factors (as appropriate): the nature of the claims; relevant contracts; relevant factual and legal issues; the advice and judgment of outside legal counsel, including a legal opinion; the creditworthiness of the supplier; and other pertinent factors, the company believes that collectability of these receivables is probable.

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

7. Share-Based Compensation Plans

The company may grant a variety of share-based payments under the 2012 Long Term Incentive Plan of C. R. Bard, Inc., as amended and restated (the “LTIP”) and the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc., as amended and restated (the “Directors’ Plan”) to certain directors, officers and employees. At the company’s Annual Meeting of Shareholders on April 16, 2014, the shareholders authorized an additional 2,900,000 shares for issuance under the LTIP. The total number of remaining shares at September 30, 2014 that may be issued under the LTIP was 6,572,288 and under the Directors’ Plan was 35,707. Awards under the LTIP may be in the form of stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, unrestricted stock and other stock-based awards. Awards under the Directors’ Plan may be in the form of stock awards, stock options or stock appreciation rights. The company also has two employee stock purchase programs.

For the quarters ended September 30, 2014 and 2013, amounts charged against income for share-based payment arrangements were $16.3 million and $16.2 million, respectively. For the nine months ended September 30, 2014 and 2013, amounts charged against income for share-based payment arrangements were $53.0 million and $44.7 million, respectively.

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

Anticipated purchases under the Management Stock Purchase Program (the “MSPP”) are approximately 0.2 million shares for the 2014 grant. Purchases under the MSPP were approximately 0.2 million shares for the 2013 grant. The fair

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value of the 2014 annual MSPP purchases was $51.82 per share and was estimated in July 2014. The fair value of the 2013 MSPP purchase was $37.20 per share. These fair value calculations used the Black-Scholes model based on the following assumptions: risk free interest rate of 0.07% and 0.10%, respectively; expected volatility of 20% and 15%, respectively; dividend yield of 0.6% and 0.8%, respectively; and expected life of 0.6 years for both valuations.

As of September 30, 2014, there were $90.8 million of unrecognized compensation expenses related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately three years. The company has sufficient shares to satisfy expected share-based payment arrangements in 2014.

8. Pension Plans

The company has both tax-qualified and nonqualified, noncontributory defined benefit pension plans, that together cover certain domestic and foreign employees. These plans provide benefits based upon a participant’s compensation and years of service.

The components of net periodic pension cost are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(dollars in millions)
Service cost, net of employee contributions	$6.7	$7.5	$20.2	$22.6
Interest cost	5.4	4.6	15.9	13.7
Expected return on plan assets	(7.2)	(6.5)	(20.8)	(19.5)
Amortization	2.6	3.4	7.5	10.2

Net periodic pension cost	$7.5	$9.0	$22.8	$27.0

9. Shareholders’ Investment

The company repurchased approximately 3.7 million shares of common stock for $526.1 million in the nine months ended September 30, 2014 under its previously announced share repurchase authorizations.

Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component are as follows:

	Derivative Instruments Designated as Cash Flow Hedges		Foreign Currency Translation	Benefit Plans		Total
(dollars in millions)
Balance at December 31, 2012	$(0.7)		$32.6	$(113.1)		$(81.2)
Other comprehensive income (loss) before reclassifications	2.3		(0.7)	—		1.6
Tax (provision) benefit related to other comprehensive income (loss) before reclassifications(a)	(0.4)		—	—		(0.4)

Other comprehensive income (loss) before reclassifications, net of taxes	1.9		(0.7)	—		1.2

Amounts reclassified from accumulated other comprehensive income (loss)	(0.6)	(b)	—	10.3	(c)	9.7
Tax provision (benefit) related to amounts reclassified from accumulated other comprehensive income (loss)	0.3		—	(3.7)		(3.4)

Reclassifications, net of tax	(0.3)		—	6.6		6.3

Other comprehensive income (loss)	1.6		(0.7)	6.6		7.5

Balance at September 30, 2013	$0.9		$31.9	$(106.5)		$(73.7)

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Derivative Instruments Designated as Cash Flow Hedges		Foreign Currency Translation	Benefit Plans		Total
(dollars in millions)
Balance at December 31, 2013	$—		$47.3	$(68.2)		$(20.9)
Other comprehensive income (loss) before reclassifications	1.6		(14.6)	—		(13.0)
Tax (provision) benefit related to other comprehensive income (loss) before reclassifications(a)	(0.9)		—	—		(0.9)

Other comprehensive income (loss) before reclassifications, net of taxes	0.7		(14.6)	—		(13.9)

Amounts reclassified from accumulated other comprehensive income (loss)	0.7(b	)	—	7.5(	c)	8.2
Tax provision (benefit) related to amounts reclassified from accumulated other comprehensive income (loss)	(0.1)		—	(2.6)		(2.7)

Reclassifications, net of tax	0.6		—	4.9		5.5

Other comprehensive income (loss)	1.3		(14.6)	4.9		(8.4)

Balance at September 30, 2014	$1.3		$32.7	$(63.3)		$(29.3)

(a)	Income taxes are not provided for foreign currency translation adjustment.
(b)	See Note 4 of the notes to condensed consolidated financial statements.
(c)	These components are included in the computation of net periodic pension cost. See Note 8 of the notes to condensed consolidated financial statements.

10. Segment Information

The company’s management considers its business to be a single segment entity – the manufacture and sale of medical devices. The company’s products generally share similar distribution channels and customers. The company designs, develops, manufactures, packages, distributes and sells medical, surgical, diagnostic and patient care devices. The company sells a broad range of products to hospitals, individual healthcare professionals, extended care health facilities and alternate site facilities on a global basis. In general, the company’s products are intended to be used once and then discarded or either temporarily or permanently implanted. The company’s chief operating decision makers evaluate their various global product portfolios on a net sales basis and generally evaluate profitability and associated investment on an enterprise-wide basis due to shared geographic infrastructures.

Net sales based on the location of external customers by geographic region are:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(dollars in millions)
United States	$565.4	$500.3	$1,671.9	$1,496.4
Europe(a)	118.8	113.8	365.3	347.9
Japan	41.9	43.4	123.1	123.4
Other(a)	103.9	100.5	296.1	290.5

	$830.0	$758.0	$2,456.4	$2,258.2

(a)	Beginning in 2014, certain emerging markets in Europe are included in the “other” geographic region. Prior year amounts have been reclassified to conform to the current year presentation.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total net sales by product group category are:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(dollars in millions)
Vascular	$231.5	$209.9	$683.7	$625.3
Urology	209.6	193.7	618.1	574.2
Oncology	229.7	215.5	673.4	636.7
Surgical Specialties	135.6	118.1	410.1	358.4
Other	23.6	20.8	71.1	63.6

	$830.0	$758.0	$2,456.4	$2,258.2

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

The company’s earnings are driven by its ability to continue to generate sales of its products and improve operating efficiency. Bard’s ability to increase sales over time depends upon its success in developing, acquiring and marketing differentiated products that meet the needs of clinicians and their patients. For the nine months ended September 30, 2014, the company’s research and development (“R&D”) expense as a percentage of net sales was 9.1%. The company also makes selective acquisitions of businesses, products and technologies, generally focusing on small-to-medium sized transactions to provide ongoing growth opportunities. In addition, the company may from time-to-time consider acquisitions of larger, established companies. The company may also periodically divest lines of business in which it is not able to reasonably attain or maintain a leadership position in the market or for other strategic reasons.

Recent Developments

New Product Approval

On October 10, 2014, the company announced the U.S. Food and Drug Administration (“FDA”) approval of the Lutonix drug coated balloon (“DCB”) catheter for percutaneous transluminal angioplasty (“PTA”) for the treatment of vascular disease of the superficial femoral or popliteal arteries. This approval follows a unanimous favorable recommendation from the FDA’s Circulatory Systems Devices Advisory Panel in June 2014. The Lutonix DCB, the first and only FDA-approved DCB in the U.S., is an angioplasty balloon coated with a therapeutic dose of the drug paclitaxel for the treatment of peripheral arterial disease. The FDA’s approval of the Lutonix DCB was supported by results of the LEVANT 2 pivotal study, a global, prospective, single-blind, randomized study. Following receipt of regulatory approval, the company launched the Lutonix DCB in the United States and expects to make the contingent milestone payment of $100 million related to this regulatory approval in October 2014. See Note 4 of the notes to condensed consolidated financial statements.

Legal Developments

In the second quarter of 2014, the company recorded an additional charge related to product liability matters, net of estimated recoveries, to other (income) expense, net, of approximately $259.0 million ($236.0 million after tax). See Note 6 of the notes to condensed consolidated financial statements.

Results of Operations

Net Sales

Bard’s consolidated net sales for the quarter ended September 30, 2014 increased 9% on both a reported basis and constant currency basis compared to the same period in the prior year. Bard’s consolidated net sales for the nine months ended September 30, 2014 increased 9% on a reported basis (8% on a constant currency basis) compared to the same period in the prior year. Net sales “on a constant currency basis” is a non-GAAP measure and should not be viewed as a replacement of GAAP results. See “Management’s Use of Non-GAAP Measures” below. Price changes had the effect of decreasing consolidated net sales for the quarter and nine months ended September 30, 2014 by approximately 130 basis points and 110 basis points, respectively, as compared to the same periods in the prior year. Exchange rate fluctuations had a nominal impact on consolidated net sales for the quarter ended September 30, 2014 as compared to the same period in the prior year. Exchange rate fluctuations had the effect of increasing consolidated net sales by approximately one percentage point for the nine months ended September 30, 2014 as compared to the same period in the prior year. The primary exchange rate movement that impacts net sales is the movement of the Euro compared to the U.S. dollar. The impact of exchange rate movements on net sales is not indicative of the impact on net earnings due to the offsetting impact of exchange rate movements on operating costs and expenses, costs incurred in other currencies and the company’s hedging activities.

Bard’s United States net sales of $565.4 million for the quarter ended September 30, 2014 increased 13% compared to $500.3 million in the prior year quarter. International net sales of $264.6 million for the quarter ended September 30, 2014 increased 3% on a reported basis (1% on a constant currency basis) compared to $257.7 million in the prior year quarter. Bard’s United States net sales of $1,671.9 million for the nine months ended September 30, 2014 increased 12% compared to $1,496.4 million in the prior year period. International net sales of $784.5 million for the nine months ended September 30, 2014 increased 3% on a reported basis (2% on a constant currency basis) compared to $761.8 million in the prior year period.

A summary of net sales by product group category is as follows:

Product Group Summary of Net Sales

	Quarter Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change	Constant Currency	2014	2013	Change	Constant Currency
(dollars in millions)
Vascular	$231.5	$209.9	10%	9%	$683.7	$625.3	9%	8%
Urology	209.6	193.7	8%	8%	618.1	574.2	8%	7%
Oncology	229.7	215.5	7%	6%	673.4	636.7	6%	6%
Surgical Specialties	135.6	118.1	15%	15%	410.1	358.4	14%	14%
Other	23.6	20.8	13%	12%	71.1	63.6	12%	11%

Total net sales	$830.0	$758.0	9%	9%	$2,456.4	$2,258.2	9%	8%

 Vascular Products - Bard markets a wide range of products for the peripheral vascular market, including endovascular products and vascular graft products. In November 2013, Bard sold certain assets and liabilities of its electrophysiology division (the “EP Sale”) to Boston Scientific, Inc., retaining only the guidewire and temporary pacing electrode product lines. Consolidated net sales of vascular products for the quarter ended September 30, 2014 increased 10% on a reported basis (9% on a constant currency basis) compared to the prior year quarter. This increase includes growth of 18 percentage points on both a reported basis and constant currency basis due to a royalty payment from W.L. Gore & Associates Inc. (“Gore”) and a decrease of 14 percentage points on both a reported basis and constant currency basis related to divested electrophysiology products as a result of the EP Sale. Consolidated net sales of vascular products for the nine months ended September 30, 2014 increased 9% on a reported basis (8% on a constant currency basis) compared to the prior year period. This increase includes growth of 18 percentage points on a reported basis (17 percentage points on a constant currency basis) due to royalty payments from Gore and a decrease of 14 percentage points on both a reported basis and constant currency basis related to divested electrophysiology products as a result of the EP Sale. United States net sales of vascular products for the quarter and nine months ended September 30, 2014 increased 32% and 29%, respectively, compared to the prior year periods. These increases in United States net sales for both the quarter and nine months ended September 30, 2014 were primarily due to royalty payments from Gore, offset by divested electrophysiology products as a result of the EP Sale. International net sales of vascular products for the quarter ended September 30, 2014 decreased 14% on a reported basis (16% on a constant currency basis) compared to the prior year quarter. International net sales of vascular products for the nine months ended September 30, 2014 decreased 13% on a reported basis (14% on a constant currency basis) compared to the prior year period. These decreases in international net sales for both the quarter and nine months ended September 30, 2014 were primarily due to divested electrophysiology products as a result of the EP Sale and were partially offset by increases in sales of endovascular products.

Consolidated net sales of endovascular products for the quarter ended September 30, 2014 increased 27% on a reported basis (26% on a constant currency basis) compared to the prior year quarter. This increase includes growth of 24 percentage points on a reported basis (23 percentage points on a constant currency basis) due to a royalty payment from Gore. Consolidated net sales of endovascular products for the nine months ended September 30, 2014 increased 26% on a reported basis (25% on a constant currency basis) compared to the prior year period. This increase includes growth of 24 percentage points on a reported basis (23 percentage points on a constant currency basis) due to royalty payments from Gore. Net sales in this product line for both the quarter and nine months ended September 30, 2014 were also favorably impacted by growth in sales of PTA balloon catheters and biopsy products, partially offset by declines in sales of stents.

Consolidated net sales of vascular graft products for the quarter and nine months ended September 30, 2014 decreased 1% on a reported basis (2% on a constant currency basis) compared to the prior year periods. Declining sales of peripheral vascular grafts and dialysis access grafts were the primary contributors to the decreases in sales for vascular graft products for both the quarter and nine months ended September 30, 2014.

Urology Products - Bard markets a wide range of products for the urology market, including basic drainage products, continence products and urological specialty products. Bard also markets StatLock® catheter stabilization products, which are used to secure many types of catheters sold by Bard and other companies, as well as Targeted Temperature Management™ products, which are used for therapeutic hypothermia. Consolidated net sales of urology products for the quarter ended September 30, 2014 increased 8% on both a reported basis and constant currency basis compared to the prior year quarter. This increase includes 7 percentage points of growth on a reported basis (8 percentage points on a constant currency basis) from the addition of the Rochester Medical, Inc. (“Rochester Medical”) products acquired in November 2013. Consolidated net sales of urology products for the nine months ended September 30, 2014 increased 8% on a reported basis (7% on a constant currency basis) compared to the prior year period, which includes 8 percentage points of growth on a reported basis (7 percentage points on a constant currency basis) from the addition of the Rochester Medical products. Net sales for the quarter and nine months ended September 30, 2014 were also favorably impacted by growth in sales of basic drainage products and were offset by declines in sales of surgical continence products, a trend that may continue. United States net sales of urology products for the quarter ended September 30, 2014 increased 5% compared to the prior year quarter. International net sales of urology products for the quarter ended September 30, 2014 increased 15% on a reported basis (14% on a constant currency basis) compared to the prior year quarter. United States net sales of urology products for the nine months ended September 30, 2014 increased 5% compared to the prior year period. International net sales of urology products for the nine months ended September 30, 2014 increased 13% on a reported basis (12% on a constant currency basis) compared to the prior year period.

Consolidated net sales of basic drainage products for the quarter ended September 30, 2014 increased 7% on a reported basis (6% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of basic drainage products for the nine months ended September 30, 2014 increased 7% on both a reported basis and constant currency basis. These increases were primarily due to sales of the Rochester Medical products.

Consolidated net sales of urological specialty products for the quarter ended September 30, 2014 increased 6% on both a reported basis and constant currency basis compared to the prior year quarter. Consolidated net sales of urological specialty products for the nine months ended September 30, 2014 increased 3% on both a reported basis and constant currency basis compared to the prior year period. These increases were primarily due to sales of the Rochester Medical products offset by declines in sales of brachytherapy products. The brachytherapy market has been losing procedural share to alternative therapies, a trend that may continue.

Consolidated net sales of continence products for the quarter ended September 30, 2014 increased 39% on a reported basis (36% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of continence products for the nine months ended September 30, 2014 increased 38% on a reported basis (36% on a constant currency basis) compared to the prior year period. These increases were primarily due to sales of the Rochester Medical products and were partially offset by declines in sales of surgical continence products, a trend that may continue.

Consolidated net sales of the StatLock® catheter stabilization product line for the quarter ended September 30, 2014 decreased 2% on both a reported basis and constant currency basis compared to the prior year quarter. Consolidated net sales of the StatLock® catheter stabilization product line for the nine months ended September 30, 2014 decreased 1% on both a reported basis and constant currency basis compared to the prior year period.

Oncology Products - Bard’s oncology business includes specialty vascular access products and enteral feeding devices. Specialty vascular access products include peripherally inserted central catheters (“PICCs”) used for intermediate to long-term central venous access, specialty access ports and accessories (“Ports”) used most commonly for chemotherapy, dialysis access catheters and vascular access ultrasound devices, which help facilitate the placement of PICCs. Consolidated net sales of oncology products for the quarter ended September 30, 2014 increased 7% on a reported basis (6% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of oncology products for the nine months ended September 30, 2014 increased 6% on both a reported basis and constant currency basis compared to the prior year period. These increases were due to growth in sales of PICCs, dialysis access catheters and Ports. United States net sales of oncology products for the quarter ended September 30, 2014 increased 6% compared to the prior year quarter. International net sales of oncology products for the quarter ended September 30, 2014 increased 8% on both a reported basis and constant currency basis compared to the prior year quarter. United States net sales of oncology products for the nine months ended September 30, 2014 increased 5% compared to the prior year period. International net sales of oncology products for the nine months ended September 30, 2014 increased 9% on both a reported basis and constant currency basis compared to the prior year period.

Consolidated net sales of PICCs for the both the quarter and nine months ended September 30, 2014 increased 10% on both a reported basis and constant currency basis compared to the prior year quarter. Consolidated net sales of Ports for the quarter ended September 30, 2014 increased 2% on a reported basis (1% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of Ports for the nine months ended September 30, 2014 increased 2% on both a reported basis and constant currency basis compared to the prior year period.

Consolidated net sales of dialysis access catheters for the quarter ended September 30, 2014 increased 5% on both a reported basis and constant currency basis compared to the prior year quarter. Consolidated net sales of dialysis access catheters for the nine months ended September 30, 2014 increased 8% on both a reported basis and constant currency basis compared to the prior year period. Consolidated net sales of vascular access ultrasound devices for the quarter ended September 30, 2014 increased 16% on both a reported basis and constant currency basis compared to the prior year quarter. Consolidated net sales of vascular access ultrasound devices for the nine months ended September 30, 2014 increased 1% on both a reported basis and constant currency basis compared to the prior year period. These increases in sales of vascular access ultrasound devices were primarily due to the variable nature of ultrasound systems sales and the timing of new product launches.

Surgical Specialty Products - Surgical specialty products include soft tissue repair products, performance irrigation devices and biosurgery products, including hemostats and sealants. Consolidated net sales of surgical specialty products for the quarter ended September 30, 2014 increased 15% on both a reported basis and constant currency basis compared to the prior year quarter. This increase includes 12 percentage points of growth on both a reported basis and constant currency basis from the addition of the Arista® MHP hemostat product (“Arista”) through the acquisition of Medafor, Inc. in October 2013. Consolidated net sales of surgical specialty products for the nine months ended September 30, 2014 increased 14% on both a reported basis and constant currency basis compared to the prior year period, which includes 10 percentage points of growth on both a reported basis and constant currency basis from the addition of Arista. Net sales for the quarter and nine months ended September 30, 2014 were also favorably impacted by growth in sales of synthetic hernia repair products and were partially offset by declines in sales of natural tissue hernia repair products, performance irrigation products and hernia fixation products, trends that may continue. United States net sales of surgical specialty products for the quarter ended September 30, 2014 increased 16% compared to the prior year quarter. United States net sales of surgical specialty products for the nine months ended September 30, 2014 increased 14% compared to the prior year period. These increases in United States net sales were primarily due to sales of Arista and growth in sales of synthetic hernia repair products. These increases were offset by declines in sales of natural tissue hernia repair products, performance irrigation products, and hernia fixation products, trends that may continue. International net sales of surgical specialty products for the quarter ended September 30, 2014 increased 12% on a reported basis (11% on a constant currency basis) compared to the prior year quarter. International net sales of surgical specialty products for the nine months ended September 30, 2014 increased 15% on both a reported basis and constant currency basis compared to the prior year period. These increases in international net sales were primarily due to an increase in sales of synthetic hernia repair products and sales of Arista.

The soft tissue repair product line includes synthetic and natural tissue hernia repair implants, natural tissue breast reconstruction implants and hernia fixation products. Consolidated net sales of soft tissue repair products for the quarter ended September 30, 2014 increased 6% on both a reported basis and constant currency basis compared to the prior year quarter. Consolidated net sales of soft tissue repair products for the nine months ended September 30, 2014 increased 5% on both a reported basis and constant currency basis compared to the prior year period. Net sales in this product line were favorably impacted by growth in sales of synthetic hernia repair products. This growth was partially offset by declines in sales of natural tissue hernia repair products and hernia fixation products, trends that may continue.

Other Products - The other product group includes irrigation, wound drainage and certain original equipment manufacturers’ products. Consolidated net sales of other products for the quarter ended September 30, 2014 increased 13% on a reported basis (12% on a constant currency basis) compared to the prior year quarter. This increase includes 9 percentage points of growth on both a reported basis and constant currency basis from the Rochester Medical products. Consolidated net sales of other products for the nine months ended September 30, 2014 increased 12% on a reported basis (11% on a constant currency basis) compared to the prior year period. This increase includes 12 percentage points of growth on a reported basis (11 percentage points on a constant currency basis) from the Rochester Medical products.

Costs and Expenses

A summary of costs and expenses as a percentage of net sales is as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014(A)	2013	2014	2013

Cost of goods sold	37.2%	38.5%	38.2%	39.1%
Marketing, selling and administrative expense	29.2%	29.5%	29.5%	29.5%
Research and development expense	8.8%	13.1%	9.1%	10.0%

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014(A)	2013	2014	2013
Interest expense	1.3%	1.5%	1.4%	1.5%
Other (income) expense, net	1.7%	1.7%	10.8%	15.0%

Total costs and expenses	78.3%	84.3%	89.0%	95.1%

(A) Amounts do not add due to rounding.

Cost of goods sold - Cost of goods sold consists principally of the manufacturing and distribution costs of the company’s products. The category also includes royalties paid by the company, amortization of intangible assets and the impact of certain hedging activities. Cost of goods sold as a percentage of net sales for the quarter and nine months ended September 30, 2014 decreased 130 basis points and 90 basis points, respectively, compared to the prior year periods primarily due to the impact of the royalty payments from Gore. Incremental amortization of intangible assets acquired in 2014 and 2013 increased cost of goods sold as a percentage of net sales by approximately 70 basis points over the prior year quarter and nine month period.

Marketing, selling and administrative expense - Marketing, selling and administrative expense consists principally of the costs associated with the company’s sales and administrative organizations. These costs as a percentage of net sales for the quarter ended September 30, 2014 decreased 30 basis points compared to the prior year quarter. These costs as a percentage of net sales for the nine months ended September 30, 2014 were flat compared to the prior year period.

Research and development expense - Research and development expense consists principally of costs related to internal research and development activities, milestone payments for third-party research and development activities, and acquired in-process R&D (“IPR&D”) costs arising from the company’s business development activities. IPR&D payments may impact the comparability of the company’s results of operations between periods. Research and development expense for the quarter ended September 30, 2014 was $73.1 million, a decrease of approximately 26% compared to the prior year quarter. Research and development expense for the nine months ended September 30, 2014 was $222.8 million, a decrease of approximately 1% compared to the prior year period. Included in research and development expense for the quarter and nine months ended September 30, 2014 was a charge of $6.2 million related to the impairment of an IPR&D project, resulting from changes in cash flow assumptions. In addition, research and development expense for the nine months ended September 30, 2014 reflected a charge of $20.7 million primarily related to the change in the fair value of the liability for contingent consideration related to the Lutonix, Inc. acquisition. Charges of $29.5 million related to the acquisition of early stage technology and $3.4 million related to the impairment of an IPR&D project were recorded for the quarter and nine months ended September 30, 2013.

Interest expense - Interest expense was $11.2 million for the quarters ended September 30, 2014 and 2013, respectively. Interest expense was $33.6 million and $33.7 million for the nine months ended September 30, 2014 and 2013, respectively.

Other (income) expense, net - The components of other (income) expense, net, are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(dollars in millions)
Interest income	$(0.3)	$(0.3)	$(1.7)	$(0.9)
Foreign exchange losses (gains)	1.1	1.7	(0.1)	4.5
Litigation charges, net	13.2	—	275.9	318.2
Gain on sale of investment	—	—	(7.1)	—
Restructuring and productivity initiative costs	1.7	—	1.7	(1.4)
Divestiture-related charges	—	9.7	—	9.7
Asset impairments	—	—	—	6.4
Other, net	(1.2)	1.5	(2.9)	2.1

Total other (income) expense, net	$14.5	$12.6	$265.8	$338.6

Litigation charges, net – For the quarter ended September 30, 2014, the amount reflects litigation-related defense costs of $13.2 million in connection with the District Court’s pre-trial orders to prepare 500 individual cases for trial (the “WHP Pre-Trial Orders”). For the nine months ended September 30, 2014, the amount reflects the estimated costs for product liability matters, net of recoveries, and litigation-related defense costs of $17.4 million in connection with the WHP Pre-Trial Orders.

For the nine months ended September 30, 2013, the amount reflects the estimated costs for product liability matters, net of recoveries, and a write-down of an insurance receivable. See Note 6 of the notes to condensed consolidated financial statements.

Gain on sale of investment – For the nine months ended September 30, 2014, the amount reflects the sale of an equity investment in an e-commerce technology company.

Restructuring and productivity initiative costs – For the quarter and nine months ended September 30, 2014, the amounts reflect costs incurred in connection with a productivity initiative to streamline certain general and administrative functions to better align resources to the company’s business strategies. Key activities under this initiative may include systems enhancements and the implementation of shared services centers designed to standardize and centralize certain functions. Productivity initiative costs include consulting costs, primarily related to program creation and management, employee separation costs under the company’s existing severance program, and other related costs. For the nine months ended September 30, 2013, the amount reflects the reversal of certain restructuring costs recognized during the fourth quarter of 2012.

Divestiture-related charges – For the quarter and nine months ended September 30, 2013, the amounts reflect charges incurred in connection with the EP Sale including transaction costs, primarily consisting of legal costs, and other separation costs, including employee termination and consulting costs.

Asset impairments – For the nine months ended September 30, 2013, the amount reflects charges for the write-down of certain core technologies.

Income Tax Provision

The effective tax rate for both the quarter and nine months ended September 30, 2014 reflected the discrete tax effect of litigation charges, primarily related to product liability claims, which were substantially incurred in a low tax jurisdiction. The effective tax rate for the current nine month period also reflected a tax benefit of $10.9 million as a result of the completion of U.S. Internal Revenue Service (“IRS”) examinations for the tax years 2008 through 2010.

The effective tax rate for the quarter and nine months ended September 30, 2013 reflected the discrete tax effects of an IPR&D charge related to the acquisition of 3DT Holdings LLC, which was incurred in a high tax jurisdiction, and a benefit associated with the remeasurement of an uncertain tax position as a result of a legal settlement. The effective tax rate for the nine months ended September 30, 2013 also reflected the discrete tax effects of litigation charges, primarily related to product liability claims, which were substantially incurred in a low tax jurisdiction, and a write-down of an insurance receivable, which was also incurred in a low tax jurisdiction. See Note 6 of the notes to condensed consolidated financial statements. In addition, the tax provision for the nine months ended September 30, 2013 was reduced by approximately $3.7 million to recognize the 2012 benefit of the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013 and retroactively reinstated the research tax credit.

Net Income and Earnings Per Share Available to Common Shareholders

The company reported net income and diluted earnings per share available to common shareholders for the quarter ended September 30, 2014 of $131.3 million and $1.69, respectively. Net income and diluted earnings per share available to common shareholders for the prior year quarter were $93.2 million and $1.15, respectively. The current year quarter reflects amortization of intangible assets of $17.7 million, or $0.23 per diluted share, litigation charges of $14.4 million, or $0.18 per diluted share, an asset impairment of $3.9 million, or $0.05 per diluted share, a net benefit from acquisition-related items (primarily consisting of purchase accounting adjustments) of $1.5 million, or $0.02 per diluted share, and restructuring and productivity initiative costs of $1.1 million, or $0.01 per diluted share. The prior year quarter reflects charges from acquisition-related items (primarily consisting of an IPR&D charge and transaction costs) of $22.9 million, or $0.28 per diluted share, amortization of intangible assets of $14.2 million, or $0.18 per diluted share, divestiture-related charges of $6.2 million, or $0.08 per diluted share, and an asset impairment of $2.2 million, or $0.03 per diluted share. The prior year quarter also reflects a $2.2 million, or $0.03 per diluted share, benefit to the income tax provision associated with the remeasurement of an uncertain tax position as a result of a legal settlement.

The company reported net income and diluted earnings per share available to common shareholders for the nine months ended September 30, 2014 of $160.3 million and $2.04, respectively. Net income and diluted earnings per share available to common shareholders for the nine months ended September 30, 2013 were $22.3 million and $0.27, respectively. The current year nine month period reflects litigation charges, net, of $254.7 million, or $3.24 per diluted share, amortization of intangible assets of $53.1 million, or $0.68 per diluted share, net charges from acquisition-related items (primarily consisting of purchase accounting adjustments, integration costs and transaction costs) of $22.9 million, or $0.29 per diluted share, a gain on sale of an equity investment of $4.9 million, or $0.06 per diluted share, an asset impairment of $3.9 million or $0.05 per diluted share, and restructuring and productivity initiative costs of $1.1 million or $0.01 per diluted share. The current year nine month period also reflects a $10.9 million, or $0.14 per diluted share, benefit to the income tax provision as a result of the completion of IRS examinations for the tax years 2008 through 2010. The prior year nine month period reflects litigation charges, net, of $300.1 million, or $3.63 per diluted share, amortization of intangible assets of $43.3 million, or $0.52 per diluted share, charges from acquisition-related items (primarily consisting of IPR&D charges, transaction costs and purchase accounting adjustments) of $25.3 million, or $0.31 per diluted share, asset impairments of $9.5 million, or $0.12 per diluted share, divestiture-related charges of $6.2 million, or $0.08 per diluted share, and a reversal of certain restructuring costs of $1.0 million, or $0.01 per diluted share. The prior year nine month period also reflects a $2.2 million, or $0.03 per diluted share, benefit to the income tax provision associated with the remeasurement of an uncertain tax position as a result of a legal settlement.

Liquidity and Capital Resources

The company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Significant factors affecting the management of liquidity are cash flows generated from operating activities, capital expenditures, acquisitions of businesses and technologies, cash dividends and common stock repurchases. Cash provided from operations continues to be a primary source of funds. The company believes that it could borrow adequate funds at competitive terms should it be necessary. The company also believes that its overall financial strength gives it sufficient financial flexibility. A summary of certain liquidity measures for the company as of September 30, is as follows:

	2014	2013
(dollars in millions)
Working capital	$1,386.2	$1,246.9

Current ratio	3.15/1	3.47/1

Cash and cash equivalents held by the company’s foreign subsidiaries were $965.1 million and $874.0 million at September 30, 2014 and December 31, 2013, respectively. It is the company’s intention to permanently reinvest the majority of these funds outside the United States to finance foreign operations, and the company’s plans do not demonstrate a need to repatriate these funds. If these funds are needed for U.S. operations for currently unforeseen circumstances or can no longer be permanently reinvested outside the United States, the company would be required to accrue and pay U.S. taxes on the earnings associated with these funds. In the United States, ongoing operating cash flows and available borrowings under the company’s committed syndicated bank credit facility provide it with sufficient liquidity.

For the nine months ended September 30, 2014 and 2013, net cash provided by operating activities was $538.4 million and $417.0 million, respectively. The increase in net cash provided by operating activities reflects improvements in accounts receivable collections in the current year period, a settlement payment for a certain legal matter in the prior year period and higher payments to claimants for certain product liability matters in the prior year period. These increases were partially offset by the timing of tax payments in the current year period.

For the nine months ended September 30, 2014 and 2013, net cash used by investing activities was $145.0 million and $107.9 million, respectively. Capital expenditures were approximately $90.0 million and $47.3 million for the nine month periods ended September 30, 2014 and 2013, respectively. The current year reflects an increase of $51.7 million in restricted cash related to payments to qualified settlement funds for certain product liability matters. The company spent $10.4 million and $68.5 million for the acquisition of businesses, products and technology to augment existing product lines for the nine months ended September 30, 2014 and 2013, respectively. In addition, the company received proceeds from the sale of an investment of $7.1 million during the nine months ended September 30, 2014.

For the nine months ended September 30, 2014, the company used $485.8 million in cash for financing activities, compared to the $415.8 million used in the prior year period. Total debt was $1.4 billion at both September 30, 2014 and December 31, 2013, respectively. Total debt to total capitalization was 43.4% and 40.2% at September 30, 2014 and December 31, 2013, respectively. Net cash used in financing activities reflects $526.1 million used to repurchase 3,712,560 shares of common stock in the nine months ended September 30, 2014 compared to approximately $546.9 million to repurchase 5,110,235 shares of common stock in the prior year period. The company paid cash dividends of $0.64 per share and $0.61 per share for the nine months ended September 30, 2014 and 2013, respectively.

The company maintains a $750 million five-year committed syndicated bank credit facility that expires in September 2018. The credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The facility includes pricing based on the company’s long-term credit rating and includes a financial covenant that limits the amount of total debt to total capitalization. At September 30, 2014, the company was in compliance with this covenant. There were no commercial paper borrowings outstanding at September 30, 2014 or December 31, 2013, respectively.

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

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of September 30, 2014. Based upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2014, the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to accomplish their objectives at the reasonable assurance level. There have been no changes in internal control over financial reporting for the quarter ended September 30, 2014 that have materially affected, or are likely to materially affect, the company’s internal control over financial reporting.

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

Product Liability Matters

Hernia Product Claims

As of October 9, 2014, approximately 230 federal and 110 state lawsuits involving individual claims by approximately 335 plaintiffs, as well as two putative class actions in the United States are currently pending against the company with respect to its Composix® Kugel® and certain other hernia repair implant products (collectively, the “Hernia Product Claims”). The company voluntarily recalled certain sizes and lots of the Composix® Kugel® products beginning in December 2005. One of the U.S. putative class action lawsuits consolidated ten previously-filed U.S. class action lawsuits. The putative class actions, none of which has been certified, seek: (i) medical monitoring; (ii) compensatory damages; (iii) punitive damages; (iv) a judicial finding of defect and causation; and/or (v) attorneys’ fees. In the third quarter of 2013, a settlement was reached with respect to the three pending putative Canadian class actions within amounts previously recorded by the company and were fully resolved in April 2014. Approximately 90 of the state lawsuits, involving individual claims by approximately 90 plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions. The Hernia Product Claims also generally seek damages for personal injury resulting from use of the products.

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

Women’s Health Product Claims

As of October 9, 2014, product liability lawsuits involving individual claims by approximately 13,525 plaintiffs have been filed against the company in various federal and state jurisdictions alleging personal injuries associated with the use of certain of the company’s surgical continence products for women. In addition, five putative class actions in the United States and four putative class actions in Canada have been filed against the company (all lawsuits, collectively, the “Women’s Health Product Claims”). The Women’s Health Product Claims generally seek damages for personal injury resulting from use of the products. The putative class actions, none of which has been certified, seek: (i) medical monitoring; (ii) compensatory damages; (iii) punitive damages; (iv) a judicial finding of defect and causation; and/or (v) attorneys’ fees. With respect to approximately half of the filed and asserted Women’s Health Product Claims, the company believes that one of its suppliers has an obligation to defend and indemnify the company with respect to any product defect liability.

In October 2010, the Women’s Health Product Claims involving solely Avaulta® products pending in federal courts nationwide were transferred into an MDL in the United States District Court for the Southern District of West Virginia (the “District Court”), the scope of which was later expanded to include lawsuits involving all women’s surgical continence products that are manufactured or distributed by the company. The first trial in a state court was completed in July 2012 and resulted in a judgment against the company of approximately $3.6 million. The company has appealed this decision and oral argument is scheduled for October 23, 2014. The first trial in the MDL commenced in July 2013 and resulted in a verdict against the company of approximately $2 million. The company intends to appeal the judgment. During the third quarter of 2013, the company settled one MDL case and one New Jersey state case. In addition, during the third quarter of 2013, one MDL case was voluntarily dismissed with prejudice. On January 16, 2014, the District Court ordered that the company prepare 200 individual cases for trial (the timing for which is currently unknown), which resulted in additional cost beginning in the second quarter of 2014. On July 31, 2014, the District Court ordered that the Company prepare an additional 300 individual cases for trial, which has resulted in additional cost beginning in the third quarter of 2014. These pre-trial orders are expected to result in material additional cost in 2014 and 2015 in defending Women’s Health Product Claims. The District Court may also order that the company prepare additional cases for trial, which could result in material additional costs in future periods. During the second quarter of 2014, the company reached an agreement with two plaintiffs’ law firms to settle their inventory of cases, representing more than 500 of the filed or asserted Women’s Health Product Claims, which the company believes are not the subject of its supplier’s indemnification obligation. The company also settled one MDL case that was originally scheduled for trial in May 2014. In the third quarter of 2014, the company reached an agreement with a plaintiffs’ law firm to settle approximately 25 of the filed or asserted Women’s Health Product Claims, which the company believes are not the subject of its supplier’s indemnification obligation. In addition, the company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Women’s Health Product Claims, which may include additional inventory settlements. While no MDL trials are scheduled for the remainder of 2014, the company anticipates that multiple additional trials, including a possible consolidated trial, may occur in early 2015.

The company does not believe that any verdicts entered to date are representative of potential outcomes of all Women’s Health Product Claims. The case numbers set forth above do not include approximately 895 generic complaints involving women’s health products where the company cannot, based on the allegations in the complaints, determine whether any of those cases involves the company’s women’s health products. In addition, the case numbers set forth above do not include approximately 2,445 claims that have been threatened against the company but for which complaints have not yet been filed. While the company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Women’s Health Product Claims and intends to vigorously defend the Women’s Health Product Claims that do not settle, including through litigation, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

Filter Product Claims

As of October 9, 2014, product liability lawsuits involving individual claims by 50 plaintiffs are currently pending against the company in various federal and state jurisdictions alleging personal injuries associated with the use of the company’s vena cava filter products. In addition, three putative class actions were filed against the company in various state courts on behalf of plaintiffs who are alleged to have no present injury (all lawsuits, collectively, the “Filter Product Claims”). Two of these putative class actions were dismissed during the second quarter of 2013, and class certification was denied for the third putative class action in July 2013. The first Filter Product Claim trial was completed in June 2012 and resulted in a judgment for the company. The company expects additional trials of Filter Product Claims to take place over the next 12 months. During the second quarter of 2013, the company finalized settlement agreements with respect to more than 30 Filter Product Claims and made payments with respect to such claims within the amounts previously recorded. The case numbers set forth above do not include approximately 150 claims that have been threatened against the company but for which complaints have not yet been filed. While the company intends to vigorously defend the remaining unsettled Filter Product Claims, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

General

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

On November 1, 2013, Gore paid to the company $894.3 million in cash (the “Gore Proceeds”), the total amount of the compensatory damages for infringement, including pre- and post-judgment interest, and the royalties accrued through September 30, 2013. Gore expressly reserved its right to appeal from the District Court’s rulings and notified the company that, if successful on appeal, it would seek to recover the amounts paid to the company. On December 5, 2013, Gore filed an appeal in the Court of Appeals on all of the District Court’s rulings, including the order denying Gore’s motion for a new trial. The Court of Appeals heard oral argument on Gore’s appeal of the District Court’s rulings on August 8, 2014. A decision on this matter is pending.

In the fourth quarter of 2013, the company recorded a gain of $894.3 million ($557.4 million after tax) to other (income) expense, net, based on the District Court’s October 2013 rulings and the company’s receipt of the Gore Proceeds. In addition, the company received $38.0 million from Gore in July 2014 representing Gore’s calculation of royalties for its infringing sales for the quarter ended June 30, 2014. This royalty payment was recorded to revenue in the third quarter of 2014. Royalty payments of $113.2 million were recorded to revenue for the nine months ended September 30, 2014. The company has received cumulative proceeds from Gore of $1,007.5 million. The company has concluded that the chance of Gore establishing its right to recover this cash is remote. The company continues to account for the enhanced damages awarded by the District Court due to Gore’s willfulness as a contingent gain.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the shares of the company’s common stock repurchased during the quarter ended September 30, 2014:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs(2)
July 1 – July 31, 2014	11,511	$145.70	—	$528,647,500
August 1 – August 31, 2014	799	148.90	—	528,647,500
September 1 – September 30, 2014	1,177	147.06	—	528,647,500

Total	13,487	$146.01	—	$528,647,500

(1)	These shares were purchased from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards and were not part of publicly-announced share repurchase authorizations.
(2)	On January 30, 2014, the company announced that its Board of Directors had authorized the repurchase of up to an additional $500 million of common stock of the company. On June 11, 2014, the Board of Directors authorized the repurchase of up to an additional $500 million of common stock.

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
Date: October 23, 2014

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