Form 10-K
period 2014-12-31
BARD C R INC /NJ/
filed 2015-02-18
CIK 9892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $10,673,691,643 based on the closing price of stock traded on the New York Stock Exchange on June 30, 2014. As of January 31, 2015, there were 74,261,164 shares of Common Stock, $.25 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the company’s definitive Proxy Statement in connection with its 2015 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

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

Bard’s execution of this strategy has helped the company establish market leadership positions across its four product group categories. In 2014, approximately 80% of the company’s net sales were derived from product lines in which the company holds a number one or number two market share position.

Product Group Information

The company reports its sales in four major product group categories: vascular, urology, oncology and surgical specialties. The company also has a product group of other products. The following table sets forth for the three years ended December 31, 2014, 2013 and 2012 the approximate percentage contribution by category to Bard’s consolidated net sales on a worldwide basis.

	For the Years Ended December 31,
	2014	2013(A)	2012
Vascular	28%	27%	29%
Urology	25%	25%	26%
Oncology	27%	28%	27%
Surgical Specialties	17%	16%	15%
Other	3%	3%	3%

Consolidated net sales	100%	100%	100%

(A)	Amounts do not add due to rounding.

Vascular Products

Bard’s vascular products cover a wide range of minimally invasive devices for the treatment of peripheral vascular disease (“PVD”) and heart arrhythmias. These products include: percutaneous transluminal angioplasty (“PTA”) catheters, chronic total occlusion (“CTO”) catheters, guidewires, fabrics, meshes, introducers and accessories; valvuloplasty balloons; peripheral vascular stents, self-expanding and balloon-expandable covered stents and vascular grafts; vena cava filters; biopsy devices; and temporary pacing electrode catheters. In November 2013, Bard closed on the sale of certain assets (including its electrophysiology laboratory systems and diagnostic and therapeutic catheters) and liabilities of its electrophysiology division to Boston Scientific Corporation (the “EP Sale”), retaining only the guidewire and temporary pacing electrode lines. Bard’s low-profile catheter and high-pressure balloon technology has made Conquest®, Atlas® and Dorado® PTA catheters leading choices of clinicians for the treatment of arterial venous access stenosis and other PVDs. In December 2011, Bard acquired Lutonix, Inc., a development stage company specializing in drug-coated balloon technology for the treatment and prevention of vascular disease. Bard started selling this device in Europe in 2012 and in the United States in October 2014, upon receipt of regulatory approval from the United States Food and Drug Administration (“FDA”). The company’s Ultraverse® and VascuTrak® PTA catheters and Crosser™ CTO catheter give Bard one of the broadest offerings in the small-vessel segment of the PVD market. Bard’s line of peripheral vascular stents, covered stents and vascular grafts includes the Flair® AV (arterial venous) Access Stent Graft, E•Luminexx® and LifeStar® Iliac Stents, and the LifeStent® family of stents approved for use in the superficial femoral and proximal popliteal arteries. Bard’s vena cava filters product line includes devices that can be either permanently implanted or retrieved after the threat of blood clots traveling from the lower extremities to a patient’s lungs has passed. Bard offers a market leading portfolio of automatic core needle biopsy devices including MaxCore® and Magnum® as well as the Mission™ lightweight semi-automatic biopsy device. Bard’s Vacora® and Finesse® devices combine the benefits of a vacuum-assisted biopsy technology with a portable, self-contained needle system for the diagnosis of breast tumors. Bard offers a wide variety of products across the percutaneous breast biopsy and tissue marker segments. The EnCor® and EnCor Enspire® breast biopsy systems allow for ultrasound-, stereotactic- and MRI-guided breast biopsy procedures, and Bard’s breast tissue markers include the SenoMark®, StarchMark® and Gel Mark® product lines. In 2014, the company began recording revenue related to royalty payments received from W.L. Gore & Associates Inc. (“Gore”), as described in Item 3. Legal Proceedings.

Urology Products

Bard’s urology products include basic urology drainage products, fecal and urinary continence products, urological specialty products and Targeted Temperature Management™ products. The Foley catheter, which Bard introduced in 1934, remains one of the most frequently used products in the urology field. The company has a market-leading position in Foley catheters, including the infection control Foley catheter (Bardex® I.C. Foley catheter), which has been proven to substantially reduce the rate of urinary tract infections. In November 2013, Bard acquired Rochester Medical Corporation and its line of intermittent self-catheters and male external catheters. Other products include: fecal incontinence products; brachytherapy devices and radioactive seeds used to treat prostate cancer; intermittent urinary drainage catheters, urine monitoring and collection systems; ureteral stents; specialty devices for stone removal procedures; and surgical slings and pelvic floor repair products for women’s health. The company markets the proprietary line of StatLock® catheter stabilization devices, which are used primarily to secure peripheral intravenous catheters, thereby reducing restarts and other complications. These devices are also used to secure many other types of catheters sold by Bard and other companies, including Foley catheters. In addition, the company markets the Arctic Sun® system with proprietary ArcticGel™ pads providing therapy for patients requiring Targeted Temperature Management™.

Oncology Products

Bard’s oncology products cover a wide range of devices used in the treatment and management of various cancers and other diseases and disorders. These include specialty vascular access catheters and ports, vascular access ultrasound devices, dialysis access catheters and enteral feeding devices. The company’s specialty vascular access products, used primarily for chemotherapy, serve a well-established market in which Bard holds a leading position. The features and benefits of the company’s broad line of peripherally inserted central catheters (“PICCs”) have allowed Bard to capitalize on this important segment of the specialty vascular access market. The company’s PowerPICC® catheters and PowerPort® devices can also be used to inject contrast media at high flow rates. These devices eliminate the need to place an additional catheter in the significant number of PICC and port recipients who also require contrast enhanced CT (computed tomography) scans. Bard’s Site-Rite® vascular access ultrasound device and Sherlock™ tip locator system help nurses place a PICC at a patient’s bedside, making PICCs a more convenient and cost-effective treatment option. The company’s 3CG Tip Confirmation System™ can be used in place of imaging technologies such as x-rays to confirm proper placement of the PICC prior to treatment. Both Sherlock™ and Sherlock 3CG™ can be integrated into the Site Rite® system facilitating bedside placement.

Surgical Specialty Products

Bard’s surgical specialty products include implanted grafts and fixation devices for hernia and soft tissue repairs in addition to hemostats and surgical sealants. The company’s soft tissue repair products consist of hernia repair grafts, including permanent synthetic and bioresorbable synthetic products, natural-tissue configurations, and hernia fixation devices. Bard has a full line of products for inguinal (groin) hernias including the Perfix® Plug and 3D Max® product lines. The company has products for the repair of ventral (abdominal) hernias including the Ventrio®, Ventrio® ST, Ventralex®, Ventralex® ST and Ventralight® ST synthetic grafts. In addition, the company markets the ECHO PS® Positioning System which helps facilitate mesh deployment in laparoscopic surgical repair. Bard also markets the Phasix™ line of products for both inguinal and ventral hernias. The product incorporates advanced polymer technology based on a fully resorbable platform is resorbed naturally by the body over time. Bard’s line of natural-tissue products includes the XenMatrix® and Allomax® grafts used to repair complex ventral hernias and soft tissue reconstruction. Recently the company received FDA concurrence for XenMatrix® AB, the first of its kind anti-microbial natural-tissue mesh. The company’s hernia fixation devices include its SorbaFix™ product, a bioresorbable-tack fixation device for use in laparoscopic and open surgical procedures. In 2012, Bard acquired Neomend, Inc., whose Progel© surgical sealant is the only FDA-approved product available for intraoperative sealing of air leaks in connection with thoracic surgery. Progel© has also received a CE mark for both lung sealing and as an anti-adhesion barrier. In October 2013, Bard acquired Medafor, Inc. and its Arista® AH plant-based hemostat product line complementing Bard’s Progel© surgical sealant technology.

International

Through subsidiaries and a joint venture, Bard markets its products to customers in over 100 countries outside the United States. The products sold in the international markets include many of the products described above. However, the principal markets, products and methods of distribution in the company’s international businesses vary with market size and stage of development. The company’s principal international markets are currently in Europe, Japan and China, and the company expects to continue investing to expand sales and marketing resources in order to capitalize on opportunities in other markets, such as certain emerging markets in Asia, Latin America and Eastern Europe. Generally, the company maintains a geographically-based sales organization that it believes provides greater flexibility in international markets. Approximately 74% of international sales are of products manufactured by Bard in the United States, Puerto Rico or Mexico. For financial reporting purposes, revenues and long-lived assets in significant geographic areas are presented in Note 15 of the notes to consolidated financial statements.

Bard’s foreign operations are subject to certain financial and other risks, and international operations in general present complex tax and cash management issues. Relationships with customers and effective terms of sale frequently vary by country. Trade receivable balances outside the United States generally are outstanding for longer periods than in the United States, particularly in Europe. Inventory management is also an important business concern due to the potential for rapidly changing business conditions and currency exposure. Foreign currency exchange rate fluctuations can affect income and cash flows of international operations. The company attempts to hedge some of these currency exposures to help reduce the effects of foreign exchange fluctuations on the business. For more information, see Item 1A. “Risk Factors”, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk”, and Note 6 of the notes to consolidated financial statements.

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

Marketing

The company’s products are distributed domestically directly to hospitals and other healthcare institutions, as well as through numerous hospital/surgical supply and other medical specialty distributors with whom the company has distribution agreements. In international markets, products are distributed either directly or through distributors, with the practice varying by country. Full-time representatives of the company in domestic and international markets engage in sales promotion. Sales to distributors, which supply the company’s products to many end-users, accounted for approximately 34%, 37% and 36% of the company’s net sales for the years ended December 31, 2014, 2013 and 2012, respectively, and the five largest distributors combined accounted for approximately 66%, 64% and 65%, respectively, of distributors’ sales for the corresponding years. One large distributor accounted for approximately 9% of the company’s net sales in each of 2014, 2013 and 2012.

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

For more information, see Item 1A. “Risk Factors.”

Raw Materials

The company uses a wide variety of readily available oil-based resins, textiles, alloys and latex materials for the manufacture of its devices. These materials are primarily purchased from external suppliers. Most of the raw materials are available and/or purchased only from single source suppliers. Materials are purchased from selected suppliers for reasons of quality assurance, sole-source availability, cost effectiveness or constraints resulting from regulatory requirements. Bard works closely with its suppliers to assure continuity of supply while maintaining high quality and reliability. For more information, see Item 1A. “Risk Factors.”

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

Employees

The company had approximately 13,900 employees as of December 31, 2014.

Seasonality

The company’s business is not affected to any material extent by seasonal factors.

Research and Development

The company is engaged in both internal and external research and development in an effort to introduce new products, to enhance the effectiveness, ease of use, safety and reliability of its existing products, and to expand the applications for which the uses of its products are appropriate. The company is dedicated to developing and acquiring technologies that will furnish healthcare providers with a more complete line of products to treat medical conditions through less invasive procedures and in a cost-effective manner. The company’s research and development expenditures, including acquired in-process research and development, were $302.0 million, $295.7 million and $203.2 million in 2014, 2013 and 2012, respectively. The company evaluates developing technologies primarily in areas where it may have technological or marketing expertise for possible investment or acquisition.

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

Other than the payments received from Gore, as described in Item 3. “Legal Proceedings,” the company does not receive material revenue from licensing of its patents or other intellectual property.

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

There are a number of factors that could result in an unsafe condition, injury or death of a patient with respect to products that we manufacture or sell, including quality issues, component failures, manufacturing flaws, unanticipated, unapproved or improper uses of our products, design defects or inadequate disclosure of product-related risks or product-related information.

Any of these issues could lead to an investigation by the FDA or other governmental authorities, recall of, or safety alert relating to, one or more of our products and could ultimately result in the removal of these products from the body and claims against us for costs associated with the removal. Any recall, whether voluntary or required by the FDA or similar governmental authorities in other countries, could result in lost sales, other significant costs and significant negative publicity. Negative publicity including regarding a quality or safety issue, whether accurate or inaccurate, could reduce market acceptance of our products, harm our reputation, decrease demand for our products, result in the loss of customers, lead to product withdrawals and/or harm our ability to successfully launch and market our products in the future. The foregoing problems could also result in enforcement actions by state and federal governments or other enforcement bodies, or product liability claims or lawsuits including those being brought by individuals or by groups seeking to represent a class or establish multi-

district litigation proceedings. We believe that some settlements and judgments, as well as legal defense costs, may be covered in whole or in part under our product liability insurance policies with a limited number of insurance companies, or, in some circumstances, indemnification obligations to us from other parties. However, amounts recovered under these arrangements may be less than the stated coverage limits or less than otherwise expected and may not be adequate to cover damages and/or costs. In addition, there is no guarantee that insurers or other parties will pay claims or that coverage or indemnity will be otherwise available. See Item 3. “Legal Proceedings” below for a description of lawsuits filed or asserted against us, including the Hernia Product Claims, Women’s Health Product Claims and Filter Product Claims (each, as defined below). Moreover, in some circumstances adverse events arising from or associated with the design, manufacture, quality or marketing of our products could result in the FDA suspending or delaying its review of our applications for new product approvals. Any of the foregoing problems could have a material adverse effect on our business, results of operations, financial condition and/or liquidity.

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

The medical device business is intensely competitive and is characterized by rapid technological change. Our customers consider many factors when choosing among products, including features and reliability, quality, technology, clinical outcomes, availability, price and services provided by the manufacturer. We face competition from a wide range of companies, some of which may have greater resources than us, which may enable them to adapt faster than us to customer needs or changes in customer requirements. Product introductions, alternative therapies or enhancements by competitors that provide better features, clinical outcomes or economic value and/or offer lower pricing may make our products or proposed products obsolete or less competitive. In addition, the trend of consolidation in the medical device industry and among our customers could result in greater competition and pricing pressures.

As a result, we engage in product development and improvement programs to maintain and improve our competitive position. These development and improvement programs involve significant investment in research and development, clinical trials and regulatory approvals. We may not, however, be successful in enhancing existing products or developing new products or technologies that will achieve regulatory approval, be developed or manufactured in a cost effective manner, obtain appropriate intellectual property protection or receive market acceptance and we may be unable to recover all or a meaningful part of our investment in such products or technologies.

As part of our business strategy, we also pursue the acquisition of complementary businesses, technologies and products. We may not be able to identify appropriate acquisition candidates, consummate transactions or obtain agreements with favorable terms. Further, once a business is acquired, any inability to successfully integrate the business, decreases in customer loyalty or product orders, failure to retain and develop its workforce, failure to establish and maintain appropriate controls or unknown or contingent liabilities could adversely affect our ability to realize the anticipated benefits of any acquisition. The integration of an acquired business, whether or not successful, requires significant efforts which may result in additional expenses and divert the attention of our management and technical personnel from other projects. These transactions are inherently risky, and there can be no assurance that any past or future transaction will be successful. If we fail to develop and successfully manufacture and launch new products, generate satisfactory clinical results, provide sufficient economic value, enhance existing products, or identify, acquire and integrate complementary businesses, technologies and products, or otherwise compete effectively, our business, results of operations and/or financial condition could be adversely affected.

Domestic and foreign legislative or administrative reforms resulting in restrictive reimbursement practices of third-party payors and cost containment measures could decrease the demand for products purchased by our customers, the prices that our customers are willing to pay for those products and the number of procedures using our devices.

Our products are purchased principally by hospitals or physicians which typically bill various third-party payors, such as governmental programs (e.g., Medicare, Medicaid and comparable foreign programs), private insurance plans and managed care plans, for the healthcare services provided to their patients. The ability of our customers to obtain appropriate reimbursement for products and services from third-party payors is critical to the success of medical device companies because it affects which products customers purchase and the prices they are willing to pay. Reimbursement varies by country and can significantly impact the acceptance of new products and technologies. Implementation of healthcare reforms or other governmental actions in the United States (such as cuts to Medicare reimbursement) and other countries may limit, reduce or eliminate reimbursement for our products and adversely affect both our pricing flexibility and the demand for our products. Even when we develop or acquire a promising new product or technology (such as our Lutonix™ drug coated balloon), we may find limited demand for the product unless reimbursement approval is obtained from private and governmental third-party payors.

Major third-party payors for hospital services in the United States and abroad continue to work to contain healthcare costs through, among other things, the introduction of cost containment incentives and closer scrutiny of healthcare expenditures by both private health insurers and employers, which has resulted in increased discounts and contractual changes impacting healthcare provider charges for services performed. For example, in an effort to decrease costs, certain hospitals and other customers resterilize our products intended for a single use, purchase reprocessed products from third-party reprocessors in lieu of purchasing new products from us or may substitute lower cost products for ours.

Further legislative or administrative reforms to the reimbursement systems in the United States and abroad, or adverse decisions by administrators of these systems in coverage or reimbursement relating to our products, could significantly reduce reimbursement for procedures using our medical devices or result in the denial of coverage for those procedures. Examples of these reforms or adverse decisions include price regulation, competitive pricing, changes to coverage and payment policies, comparative effectiveness of therapies, technology assessments, managed-care arrangements and accountable care organizations. Any of such reforms or adverse decisions resulting in restrictive reimbursement practices or denials of coverage could have an adverse impact on the acceptance of our products and the prices that our customers are willing to pay for them. These outcomes, along with other cost containment measures, could have a material adverse effect on our business and/or results of operations.

An interruption in our ability to manufacture or distribute our products or an inability to obtain key components or raw materials or other interruptions of our supply chain may adversely affect our business and/or results of operations.

We manufacture our products at, and distribute our products from, facilities located throughout the world, some of which are in areas that are prone to hurricanes and other natural disasters. In addition, our operations (including these facilities or any part of our supply chain) could be adversely affected by pandemics, terrorism or other political or social unrest, environmental factors, strikes, work stoppages or slowdowns, or other disasters or factors beyond our control. In some cases, certain of our key products are manufactured at one facility. If an event occurred that resulted in damage to one or more of our facilities or we experience an interruption or disruption of our supply chain, we may be unable to manufacture or distribute the relevant products at previous levels or at all. In addition, we purchase many of the components and raw materials used in manufacturing our products from numerous suppliers located in various countries. For reasons of quality assurance, cost effectiveness or availability, most components and raw materials are only available and/or purchased from sole suppliers. While we work with suppliers to ensure continuity of supply, the price and availability of components and raw materials are subject to numerous factors beyond our control, and no assurance can be given that our efforts will be effective. Due to the stringent regulations and requirements of the FDA and other regulatory authorities regarding the manufacture of our products, we may not be able to quickly establish additional or replacement sources for these components or materials or do so without excessive cost. As a result, a reduction or interruption in manufacturing or distribution or of our supply chain, or an inability to secure alternative sources of raw materials or components, could have a material adverse effect on our business, results of operations and/or financial condition.

We are subject to a comprehensive system of federal, state and international laws and regulations, and we could be the subject of an enforcement action or face lawsuits and monetary or equitable judgments.

We operate in many parts of the world, and our operations are affected by various state, federal and international healthcare, environmental, antitrust, anti-corruption, anti-bribery, fraud and abuse, and employment laws, including, for example, the Food, Drug and Cosmetic Act (“FDCA”), various FDA and international regulations relating to, among other things, the development, quality assurance, manufacturing, importation, distribution, marketing and sale of our products, the federal Anti-Kickback Statute and Federal False Claims Act, the U.S. Foreign Corrupt Practices Act (“FCPA”), the UK Bribery Act of 2010 and laws and regulations relating to sanctions and money laundering. We are subject to periodic inspections to determine compliance with the FDA’s Quality System Regulation requirements, current medical device adverse event reporting regulations, and similar foreign rules and regulations. Despite our training and compliance programs, our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or agents. The failure to comply with these laws and regulatory standards, allegations of such non-compliance or the discovery of previously unknown problems with a product or manufacturer: (i) could result in FDA Form-483 notices and/or warning letters or the foreign equivalent, fines, delays or suspensions of regulatory clearances, detainment, seizures or recalls of products (with the attendant expenses), the banning of a particular device, an order to replace or refund the cost of any device previously manufactured or distributed, operating restrictions and/or civil or criminal prosecution, and/or penalties, as well as decreased sales as a result of negative publicity and product liability claims; and (ii) could disrupt our business and could have a material adverse effect on our business, results of operations, financial condition and/or liquidity.

Most of our products must receive clearance or approval from the FDA or comparable regulatory agencies abroad before they can be marketed or sold. It can be costly and time-consuming to obtain and maintain regulatory approvals to market a medical device. Approvals might not be granted on a timely basis, if at all, for new devices, new indications for use or certain modifications or enhancements to previously approved products. Even after a device receives regulatory approval it remains subject to significant regulatory requirements, such as manufacturing, recordkeeping, renewal, recertification or reporting and other post market approval requirements. Product approvals by the FDA and other foreign regulators can be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial approval. Regulations are also subject to change as a result of legislative, administrative or judicial action, which may further increase our costs or reduce sales. For example, the FDA adopted rules to establish a Unique Device Identification (“UDI”) system, which will require that most medical devices distributed in the United States carry a unique device identifier. The company expects that adoption of the UDI system will result in significant cost to implement and to maintain compliance. Our failure to maintain approvals, obtain approval for new products or comply with other applicable regulatory requirements could adversely affect our business, results of operations, financial condition and/or liquidity.

The healthcare industry is under continued scrutiny from state, federal and international governments with respect to industry practices in the area of sales and marketing, including provisions of the Physician Payment

Sunshine Act. If our marketing, sales or other activities fail to comply with the FDA’s regulations or guidelines, or other applicable laws, we may be subject to warnings from the FDA or enforcement actions from the FDA or other enforcement bodies. In the recent past, medical device manufacturers have been the subject of investigations from government agencies related to their relationships with doctors, product marketing and off-label promotion of products, among other activities or practices. If an enforcement action involving the company were to occur, it could result in penalties, fines, the exclusion of our products from reimbursement under government-funded programs and/or prohibitions on our ability to sell our products, and could have a material adverse effect on our business, results of operations, financial condition and/or liquidity. See Item 3. “Legal Proceedings” below for a description of the subpoenas and Civil Investigation Demands from a number of State Attorneys General seeking information related to certain of the company’s products.

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

We operate in an industry characterized by extensive patent litigation. Patent litigation is generally expensive, complex and can result in significant damage awards (treble damages under certain circumstances), injunctions that could prevent the manufacture and sale of affected products, settlement payments or royalty payments to enable us to continue selling the products and may significantly divert the attention of our technical and management personnel. At any given time, we are generally involved as either a plaintiff or a defendant in a number of patent infringement actions, the outcomes of which may not be known for prolonged periods of time. While it is not possible to predict the outcome of patent litigation incident to our business, we believe that an adverse outcome associated with any pending litigation could generally have a material adverse effect on our business and/or results of operations.

We rely on a combination of patents, trade secrets, nondisclosure agreements and other intellectual property rights to protect our proprietary intellectual property and will continue to do so. Although these patents, trade secrets, nondisclosure agreements and other intellectual property rights may not successfully protect our intellectual property, we intend to defend against threats to our intellectual property. Our pending patent applications may not result in patents issuing to us, and patents issued to or licensed by us in the past or in the future may be challenged, invalidated or circumvented. Furthermore, legal standards with respect to the validity and scope of patents continues to evolve and therefore these patents may not be sufficiently broad to provide us with a competitive advantage. In addition, we operate in foreign markets where protection or enforcement of intellectual property rights may be weaker than in the United States, and inadequate patent protection in those markets may adversely affect our competitive position. Third parties could also obtain patents or other intellectual property rights that may require us to negotiate licenses with them to conduct our business, and we cannot assure you that the required licenses would be available on reasonable terms or at all.

We also attempt to protect our trade secrets, proprietary know-how and continuing technological innovation with security measures, including the use of non-disclosure and other agreements with our employees, consultants and collaborators. We cannot be certain that these agreements will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information, or that third parties will not otherwise gain access to our trade secrets or proprietary know how.

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

Sales outside the United States accounted for approximately 32% of our net sales in 2014. We anticipate that sales from international operations will continue to represent a significant portion of our total sales, and we intend to continue our expansion into emerging and/or faster-growing markets outside the United States. In addition, many of our manufacturing facilities and suppliers are located outside the United States. As a result, our sales and profitability from our international operations and our ability to implement our overall business strategy (including our plan to continue expanding into emerging and/or faster-growing markets outside the United States) are subject to risks and uncertainties that can vary by country, and include those related to political and economic conditions (such as those affecting certain countries in Europe), foreign currency exchange rate fluctuations, enforcement of contractual obligations, ensuring appropriate quality assurance standards, local product preference and manufacturing requirements or other trade restrictions, changes in tax laws, regulatory and reimbursement programs and policies, and the protection of intellectual property rights. These risks and uncertainties could have a material adverse effect on our business and/or results of operations.

The adoption of healthcare reform in the United States may adversely affect our business, results of operations and/or financial condition.

In March 2010, significant reforms to the U.S. healthcare system were adopted in the form of the Patient Protection and Affordable Care Act (the “PPACA”). The PPACA includes provisions that, among other things, reduce and/or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and impose new and/or increased taxes. Specifically, beginning in 2013, the medical device industry is required to subsidize healthcare reform in the form of a 2.3% excise tax on United States sales of most medical devices. This excise tax had a negative impact on our results of operations in 2013 and 2014, and we expect the negative impact will continue in 2015 and for the foreseeable future. The PPACA also reduces Medicare and Medicaid payments to hospitals and clinical laboratories, which could reduce medical procedure volumes and impact the demand for our products or the prices at which the company sells its products. While the PPACA is intended to expand health insurance coverage to uninsured persons in the United States, other elements of this legislation, such as Medicare provisions aimed at improving quality and decreasing costs, comparative effectiveness research, an independent payment advisory board, and pilot programs to evaluate alternative payment methodologies, make it difficult to determine the overall impact on sales of our products. Various healthcare reform proposals have also emerged at the state level and in other jurisdictions where we sell our products. The impact of the PPACA and these proposals could have a material adverse effect on our business and/or results of operations.

Failure to successfully implement, manage and/or integrate critical information systems, disruption of these systems or material breaches of the security of systems involved in our operations may adversely affect our business and customer relationships.

We rely on information technology systems and network infrastructure to process, transmit, and store electronic information in our day-to-day operations. We also rely on our and others’ technology infrastructure, among other functions, to interact with suppliers, sell our products, fulfill orders and bill, collect and make payments, ship products and provide support to customers, track customer purchases, fulfill contractual obligations and otherwise conduct business. Our internal information technology systems, as well as those systems maintained by third-party providers, may be subjected to computer viruses or other malicious codes, unauthorized access attempts, and cyber-attacks, including infiltration of data centers, any of which, if successful, could result in data leaks or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyber-attacks continue to increase in sophistication and frequency. Additionally our systems and network infrastructure are vulnerable to interruption due to fire, power loss, system malfunctions and the level of protection and disaster recover capability varies from site to site and across facilities maintained by third-party vendors. While we have invested in our systems and the protection of our data to reduce the risk of an intrusion or interruption and monitor our systems on an ongoing basis for any current or potential threats, there can be no assurances that our protective measures will prevent future security breaches that could have a significant impact on our business, reputation, results of operations, financial condition and/or liquidity.

If we fail to maintain or protect our information technology systems and data integrity effectively, fail to implement new systems and/or update or expand existing systems (such as the company’s plan to expand its Enterprise Resource Planning, or ERP, platform more broadly through the company) or fail to anticipate, plan for or manage significant disruptions to systems involved in our operations, we could lose existing customers, have difficulty preventing, detecting, and controlling fraud, have disputes with customers, physicians, and other health care professionals, have regulatory sanctions or penalties imposed, have increases in operating expenses, have difficulty manufacturing and distributing our products, incur expenses or lose revenues as a result of a data privacy breach, have negative publicity or suffer other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition and/or liquidity.

New regulations related to “conflict minerals” may impact our supply chain, increase the cost of certain metals used in manufacturing our products and/or cause us to incur additional expenses.

Pursuant to Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC issued final rules regarding disclosure of the use of tantalum, tin, and tungsten (or their ores) and gold (referred to as “conflict minerals”); which are mined from the Democratic Republic of the Congo and adjoining countries (“Covered Countries”). Under the rules, companies registered with the SEC are required to determine the sources of any conflict minerals used in products and to disclose whether or not the specified minerals originated from a Covered Country and the procedures employed to make such determinations. We have determined that certain of our products contain conflict minerals and we have developed a process to identify where such mineral originated. As of the date of our conflict minerals report for the 2013 calendar year, we were unable to determine whether or not such minerals contained in our products originate from a Covered Country. We have incurred and will continue to incur additional costs associated with complying with the diligence and disclosure requirements, and there may be costs associated with remediation and other changes to our products, processes, or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products. We cannot be sure that we will be able to obtain the necessary information on conflict minerals from our suppliers or that we will be able to determine that all of our products are conflict free. As a result, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we implement. In addition, we may encounter challenges satisfying customers who require that all of the components of our products be certified as conflict free.

Economic instability could adversely affect the company.

Financial markets and the economies in the United States and internationally may experience disruption and volatility. In addition, conditions could worsen in countries that have experienced or are currently experiencing such disruptions or volatility. As a result, the economic environment may, among other things:

•	create downward pressure on the pricing of our products;

•	affect the collection of accounts receivable in countries such as Greece, Italy, Spain, Portugal and certain other countries;

•	increase the sales cycle for certain of our products;

•	slow the adoption of new technology;

•	adversely affect the company’s effective income tax rate;

•	adversely affect our customers, causing them to reduce spending and/or decrease utilization of our products; and

•	adversely affect our suppliers, which could disrupt our ability to produce our products.

These conditions may develop or continue in the future. Any of these conditions could have a material adverse effect on our business, results of operations, financial condition and/or liquidity. See Note 6 of the notes to consolidated financial statements.

We need to attract and retain key employees to be competitive.

Our ability to compete effectively depends upon our ability to attract and retain executives and other key employees, including people in technical, marketing, sales and research positions. Competition for experienced employees, particularly for persons with specialized skills, can be intense. Our ability to recruit such talent will depend on a number of factors, including compensation and benefits, work location and work environment. If we cannot effectively recruit and retain qualified executives and employees, our business could be adversely affected.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The executive offices of the company are located in Murray Hill, New Jersey. Domestic manufacturing and development units are located in Arizona, California, Colorado, Georgia, Illinois, Massachusetts, Minnesota, Montana, New Jersey, New York, Ohio, Pennsylvania, Puerto Rico, Rhode Island, South Carolina and Utah. Sales offices are in many of these locations as well as others. Outside the United States, the company has plants or offices in Austria, Australia, Belgium, Brazil, Canada, Chile, China, Colombia, the Czech Republic, Finland, France, Germany, Greece, India, Ireland, Italy, Korea, Malaysia, Mexico, the Netherlands, Poland, Russia, Saudi Arabia, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan, Turkey and the United Kingdom.

The company owns approximately 2.8 million square feet of space in 24 locations and leases approximately 1.5 million square feet of space in 72 locations. All of these facilities are well-maintained and suitable for the operations conducted in them.

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

Product Liability Matters

Hernia Product Claims

As of February 1, 2015, approximately 80 federal and 45 state lawsuits involving individual claims by approximately 125 plaintiffs, as well as three putative class actions in the United States are currently pending against the company with respect to its Composix® Kugel® and certain other hernia repair implant products (collectively, the “Hernia Product Claims”). The company voluntarily recalled certain sizes and lots of the Composix® Kugel® products beginning in December 2005. One of the U.S. putative class action lawsuits consolidated eight previously-filed U.S. class action lawsuits. The putative class actions, none of which has been certified, seek: (i) medical monitoring; (ii) compensatory damages; (iii) punitive damages; (iv) a judicial finding of defect and causation; and/or (v) attorneys’ fees. In April 2014, a settlement was reached with respect to the three putative Canadian class actions within amounts previously recorded by the company. Approximately 25 of the state lawsuits, involving individual claims by approximately 25 plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions. The Hernia Product Claims also generally seek damages for personal injury resulting from use of the products.

In June 2007, the Composix® Kugel® lawsuits and, subsequently, other hernia repair product lawsuits, pending in federal courts nationwide were transferred into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island.

In June 2011, the company announced that it had reached agreements in principle with various plaintiffs’ law firms to settle the majority of its existing Hernia Product Claims. Each agreement was subject to certain conditions, including requirements for participation in the proposed settlements by a certain minimum number of plaintiffs. In addition, the company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Hernia Product Claims, and intends to vigorously defend Hernia Product Claims that do not settle, including through litigation. The company cannot give any assurances that the resolution of the Hernia Product Claims that have not settled, including asserted and unasserted claims and the putative class action lawsuits, will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

Women’s Health Product Claims

As of February 9, 2015, product liability lawsuits involving individual claims by approximately 14,090 plaintiffs have been filed against the company in various federal and state jurisdictions alleging personal injuries associated with the use of certain of the company’s surgical continence products for women. In addition, five putative class actions in the United States and four putative class actions in Canada have been filed against the company (all lawsuits, collectively, the “Women’s Health Product Claims”). The Women’s Health Product Claims generally seek damages for personal injury resulting from use of the products. The putative class actions, none of which has been certified, seek: (i) medical monitoring; (ii) compensatory damages; (iii) punitive damages; (iv) a judicial finding of defect and causation; and/or (v) attorneys’ fees. With respect to approximately half of the filed and asserted Women’s Health Product Claims, the company believes that two subsidiaries of Covidien plc (“Covidien”), each a supplier of the company, have an obligation to defend and indemnify the company with respect to any product defect liability.

In October 2010, the Women’s Health Product Claims involving solely Avaulta® products pending in federal courts nationwide were transferred into an MDL in the United States District Court for the Southern District of West Virginia (the “District Court”), the scope of which was later expanded to include lawsuits involving all women’s surgical continence products that are manufactured or distributed by the company. The first trial in a state court was completed in California in July 2012 and resulted in a judgment against the company of approximately $3.6 million. On appeal the decision was affirmed by the appellate court in November 2014. The company filed a petition for review to the California Supreme Court on December 24, 2014. The first trial in the MDL commenced in July 2013 and resulted in a judgment against the company of approximately $2 million. The company has appealed this decision. During the third quarter of 2013, the company settled one

MDL case and one New Jersey state case. In addition, during the third quarter of 2013, one MDL case was voluntarily dismissed with prejudice. On January 16, 2014 and July 31, 2014, the District Court ordered that the company prepare 200 and then an additional 300 individual cases, respectively, for trial (the timing for which is currently unknown). These pre-trial orders resulted in significant additional litigation-related defense costs beginning in the second quarter of 2014 and are expected to result in material additional cost in 2015 in defending Women’s Health Product Claims. The District Court may also order that the company prepare additional cases for trial, which could result in material additional cost in future periods. During the second quarter of 2014, the company reached an agreement with two plaintiffs’ law firms to settle their inventory of cases, representing more than 500 of the filed or asserted Women’s Health Product Claims, which the company believes are not the subject of Covidien’s indemnification obligation. The company also settled one MDL case that was originally scheduled for trial in May 2014. In the third quarter of 2014, the company reached an agreement with a plaintiffs’ law firm to settle approximately 25 of the filed or asserted Women’s Health Product Claims, which the company believes are not the subject of Covidien’s indemnification obligation. The settlements reached in 2014 for Women’s Health Product Claims were within the amounts previously recorded by the company. In addition, the company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Women’s Health Product Claims, which may include additional inventory settlements. A trial is scheduled to begin in the MDL in February 2015, however as of the date of this filing the parties have reached an agreement in principle to settle the case. A state court trial in Missouri is scheduled for April 2015. The company anticipates that multiple additional trials, including a possible consolidated trial, may occur in 2015.

In December 2014, Covidien filed a motion for leave to amend their answer in the underlying MDL for Women’s Health Claims to assert cross-claims against the company in the Women’s Health Product MDL to challenge the indemnification provisions of certain of their supply agreements with the company. On January 22, 2015, the company initiated litigation and/or arbitration seeking, among other things, declaratory relief under its supply agreements with two subsidiaries of Covidien in three separate jurisdictions—New Jersey state court, the English High Court of Justice in London and Atlanta, Georgia.

The company does not believe that any verdicts entered to date are representative of potential outcomes of all Women’s Health Product Claims. The case numbers set forth above do not include approximately 850 generic complaints involving women’s health products where the company cannot, based on the allegations in the complaints, determine whether any of those cases involves the company’s women’s health products. In addition, the case numbers set forth above do not include approximately 1,800 claims that have been threatened against the company but for which complaints have not yet been filed. While the company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Women’s Health Product Claims and intends to vigorously defend the Women’s Health Product Claims that do not settle, including through litigation, it cannot give any assurances that the resolution of these claims and the related litigation with Covidien will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

Filter Product Claims

As of February 9, 2015, product liability lawsuits involving individual claims by 50 plaintiffs are currently pending against the company in various federal and state jurisdictions alleging personal injuries associated with the use of the company’s vena cava filter products (all lawsuits, collectively, the “Filter Product Claims”). The first Filter Product Claim trial was completed in June 2012 and resulted in a judgment for the company. The company expects additional trials of Filter Product Claims to take place over the next 12 months. During the second quarter of 2013, the company finalized settlement agreements with respect to more than 30 Filter Product Claims and made payments with respect to such claims within the amounts previously recorded. The case numbers set forth above do not include approximately 150 claims that have been threatened against the company but for which complaints have not yet been filed. While the company intends to vigorously defend Filter Product Claims that do not settle, including through litigation, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

General

In most product liability litigations (like those described above), plaintiffs allege a wide variety of claims, ranging from allegations of serious injury caused by the products to efforts to obtain compensation notwithstanding the absence of any injury. In many of these cases, the company has not yet received and reviewed complete information regarding the plaintiffs and their medical conditions and, consequently, is unable to fully evaluate the claims. The company expects that it will receive and review additional information regarding any remaining unsettled product liability matters.

The company believes that some settlements and judgments, as well as some legal defense costs, relating to product liability matters are or may be covered in whole or in part under its product liability insurance policies with a limited number of insurance carriers, or, in some circumstances, indemnification obligations to the company from other parties. In certain circumstances, insurance carriers reserve their rights with respect to coverage, or contest or deny coverage, as has occurred with respect to certain claims. In addition, other parties may dispute their indemnification obligations to the company, as has occurred with respect to certain claims. When either of these occur, the company intends to vigorously contest disputes with respect to its insurance coverage or indemnification and to enforce its rights, and accordingly, will record receivables with respect to amounts due under these policies or arrangements, when recovery is probable. Amounts recovered under the company’s product liability insurance policies or indemnification arrangements may be less than the stated coverage limits or less than otherwise expected and may not be adequate to cover damages and/or costs relating to claims. In addition, there is no guarantee that insurers or other parties will pay claims or that coverage or indemnity will be otherwise available.

The company’s insurance coverage with respect to the Hernia Product Claims has been exhausted. In the first quarter of 2013 the company recorded a non-cash charge of $25.0 million ($24.5 million after tax) to other (income) expense, net, for the write-down of an insurance receivable related to a dispute with one of its excess insurance carriers in connection with these claims. The company continues to evaluate its available insurance coverage as it relates to Women’s Health Product Claims and Filter Product Claims.

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

In December 2007, a U.S. District Court jury in Arizona found that certain of Gore’s ePTFE vascular grafts and stent-grafts infringe the company’s patent number 6,436,135 (the “135 patent”). The jury upheld the validity of the company’s patent and awarded the company $185 million in past damages. The jury also found that Gore willfully infringed the patent. In a second phase of the trial, the District Court ruled that Gore failed to prove that the patent is unenforceable due to inequitable conduct. In March 2009, the District Court doubled the jury award to approximately $371 million for damages through June 2007. The District Court also awarded the company attorneys’ fees of $19 million and prejudgment interest of approximately $20 million. In addition, the District Court denied Gore’s remaining motions, including its motions for a new trial and to set aside the jury’s verdict. In July 2010, the District Court awarded the company approximately $109 million in additional damages for the period from July 2007 through March 2009. The District Court also assessed a royalty rate of between 12.5% and 20%, depending on the product, that will be used to calculate damages for Gore’s infringing sales from April 2009 through the expiration of the patent.

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

On November 1, 2013, Gore paid to the company $894.3 million in cash (the “Gore Proceeds”), the total amount of the compensatory damages for infringement, including pre- and post-judgment interest, and the royalties accrued through September 30, 2013. Gore expressly reserved its right to appeal from the District Court’s rulings and notified the company that, if successful on appeal, it would seek to recover the amounts paid to the company. On December 5, 2013, Gore filed an appeal in the Court of Appeals on all of the District Court’s rulings, including the order denying Gore’s motion for a new trial. On August 8, 2014, the Court of Appeals heard oral argument on Gore’s appeal of the District Court’s rulings. On January 13, 2015, the Court of Appeals affirmed the decision of the District Court regarding its determination that the company established standing and that the 135 patent was willfully infringed. On February 12, 2015, Gore filed a petition for rehearing en banc at the Court of Appeals on the issue of willfulness. Gore may also petition for review by the U.S. Supreme Court.

As of the third quarter of 2013, the company considered both the compensatory damages and the enhanced damages and the royalty awards to be contingent gains. In the fourth quarter of 2013, the company recorded a gain of $894.3 million ($557.4 million after tax) to other (income) expense, net, based on the District Court’s October 2013 rulings and the company’s receipt of the Gore Proceeds. In 2014, the company received $151.8 million of royalty payments from Gore representing Gore’s calculation of royalties for its infringing sales for the quarters ended December 31, 2013 through September 30, 2014. These royalty payments were recorded to revenue during 2014. In addition, in January 2015, the company received $38.4 million from Gore, representing Gore’s calculation of royalties for its infringing sales for the quarter ended December 31, 2014. This royalty payment will be recorded to revenue in the first quarter of 2015. The company has received cumulative proceeds from Gore of $1,084.5 million. The company has concluded that the chance of Gore establishing its right to recover this cash is remote. The company continues to account for the enhanced damages of approximately $206 million awarded by the District Court due to Gore’s willfulness as a contingent gain.

The timing of final resolution of this litigation remains uncertain. The company cannot give any assurances that royalties for Gore’s future infringing sales will remain at or near historic levels.

In an unrelated matter, Gore filed suit in June 2011 in U.S. District Court in Delaware alleging the company had infringed on several of Gore’s patents. Fact and expert discovery have been completed and in the fourth quarter of 2014 the parties both filed motions for summary judgment. Oral arguments on the motions occurred on January 30, 2015. The company intends to vigorously defend the allegations asserted by Gore and believes that Gore’s claims are without merit. The company cannot give any assurances that an adverse resolution of this matter will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

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

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Set forth below is the name, age, position, five-year business history and other information with respect to each executive officer of the company as of February 18, 2015. No family relationships exist among the officers or Board of Directors of the company. The Board of Directors elects all officers of the company annually.

Name	Age	Position
Timothy M. Ring	57	Chairman and Chief Executive Officer and Director
John H. Weiland	59	President and Chief Operating Officer and Director
Christopher S. Holland	48	Senior Vice President and Chief Financial Officer
Jim C. Beasley	51	Group President
Timothy P. Collins	54	Group President
John P. Groetelaars	48	Group Vice President
Sharon M. Luboff	52	Group Vice President
John A. DeFord	53	Senior Vice President-Science, Technology and Clinical Affairs
Samrat S. Khichi	47	Senior Vice President, General Counsel and Secretary
Patricia G. Christian	54	Vice President-Quality, Regulatory and Medical Affairs
Betty D. Larson	39	Vice President-Human Resources
Frank Lupisella Jr.	54	Vice President and Controller

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

Samrat S. Khichi joined Bard in July 2014 as Senior Vice President, General Counsel and Secretary. Prior to joining Bard, Mr. Khichi was Chief Administrative Officer, Senior Vice President, General Counsel and Secretary at Catalent Pharma Solutions, Inc, a portfolio company of The Blackstone Group, since 2007. Previously, Mr. Khichi served as Counsel, Mergers and Acquisition and Private Equity for O’Melveny & Myers LLP.

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

Betty D. Larson joined Bard in September 2014 as Vice President, Human Resources. Prior to joining Bard, Ms. Larson held positions of increasing responsibility with Baxter Healthcare Corporation from 1999 until joining Bard and having most recently served as Vice President, Human Resources – Global Medical Products Business.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Market Prices of Common Stock

The company’s common stock is listed on the New York Stock Exchange under the symbol BCR. The following table illustrates the high and low composite sale prices as reported on the New York Stock Exchange for each quarter during the last two years.

2014	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
High	$147.98	$149.25	$153.13	$172.68
Low	$125.42	$136.23	$142.30	$142.23

2013	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
High	$103.51	$111.80	$120.55	$139.85
Low	$97.87	$98.25	$107.30	$113.84

Title of Class	Number of record holders of the company’s common stock as of January 31, 2015
Common Stock - $.25 par value	3,250

Dividends

The company paid cash dividends of $66.2 million, or $0.86 per share, in 2014 and $66.5 million, or $0.82 per share, in 2013. The following table illustrates the dividends paid per share in each of the indicated quarters.

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
2014	$0.21	$0.21	$0.22	$0.22	$0.86
2013	$0.20	$0.20	$0.21	$0.21	$0.82

The first quarter 2015 dividend of $0.22 per share was declared on December 10, 2014 and was paid on February 6, 2015 to shareholders of record on January 26, 2015.

Issuer Purchases of Equity Securities

The following table provides information with respect to the shares of the company’s common stock repurchased during the quarter ended December 31, 2014.

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs(2)
October 1 - October 31, 2014	366	$146.14	—	$528,647,500
November 1 - November 30, 2014	1,595	163.49	—	528,647,500
December 1 - December 31, 2014	903,478	170.04	784,867	395,131,900

Total	905,439	$170.02	784,867	$395,131,900

(1)

Includes 120,572 shares that the company repurchased during the three-month period ended December 31, 2014 that were not part of the publicly announced share repurchase authorization. These shares were purchased from employees to satisfy tax withholding requirements on the vesting of restricted shares/units from equity-based awards.

(2)

On January 30, 2014, the company announced that its Board of Directors had authorized the repurchase of up to an additional $500 million of common stock of the company. On June 11, 2014, the Board of Directors authorized the repurchase of up to an additional $500 million of common stock.

Item 6. Selected Financial Data

Set forth below is selected financial data as of the end of and for each of the years ended December 31.

	2014	2013	2012	2011	2010
(dollars and shares in thousands except per share amounts)
Income Statement Data
Net sales(A)	$3,323,600	$3,049,500	$2,958,100	$2,896,400	$2,720,200
Net income(A)(B)(C)(D)(E)	294,500	689,800	530,100	328,000	509,600
Net income attributable to common shareholders(A)(B)(C)(D)(E)	294,500	689,800	530,100	328,000	509,200

Balance Sheet Data
Total assets	$5,092,600	$5,041,100	$4,151,300	$3,931,400	$3,171,800
Working capital(B)(C)(E)	1,432,500	1,503,900	1,399,600	773,500	1,123,300
Long-term debt(F)	1,401,900	1,405,700	1,409,600	908,700	896,900
Total debt(F)	1,479,900	1,405,700	1,409,600	1,213,200	977,400
Shareholders’ investment(A)(B)(C)(D)(E)	1,804,900	2,088,200	1,925,700	1,771,200	1,620,500

Common Stock Data
Basic earnings per share – Income from operations attributable to common shareholders(A)(B)(C)(D)(E)	$3.83	$8.54	$6.24	$3.75	$5.39
Diluted earnings per share – Income from operations attributable to common shareholders(A)(B)(C)(D)(E)	3.76	8.39	6.16	3.69	5.32
Cash dividends paid per share	0.86	0.82	0.78	0.74	0.70
Shareholders’ investment per share(A)(B)(C)(D)(E)	23.87	26.33	23.12	20.64	17.35
Weighted average common shares outstanding	75,600	79,300	83,300	85,800	93,400
Shareholders of record	3,266	3,393	3,596	3,869	4,061

Supplementary Data
Return on shareholders’ investment(A)(B)(C)(D)(E)	15.1%	34.4%	28.7%	19.3%	26.6%
Net income attributable to common shareholders/net sales(A)(B)(C)(D)(E)	8.9%	22.6%	17.9%	11.3%	18.7%
Days – accounts receivable	47.2	54.5	56.8	58.5	57.8
Days – inventory	107.6	107.4	105.1	104.7	109.0
Total debt/total capitalization(A)(B)(C)(D)(E)(F)	45.1%	40.2%	42.3%	40.7%	37.6%
Interest expense(F)	$44,800	$45,000	$39,600	$36,400	$12,700
Research and development expense	302,000	295,700	203,200	185,400	185,400
Number of employees	13,900	13,000	12,200	12,100	11,700
Net sales per employee	$239.1	$234.6	$242.5	$239.4	$232.5
Net income attributable to common shareholders per employee(A)(B)(C)(D)(E)	21.2	53.1	43.5	27.1	43.5

(A)	Amounts for 2014 include the impact of revenue related to royalty payments received from Gore.
(B)	Amounts for 2014 include the impact of estimated costs for product liability matters, net of recoveries. See Note 10 of the notes to consolidated financial statements.
(C)

Amounts for 2013 include the impact of estimated costs for product liability matters, net of recoveries, other litigation matters, and the Gore Proceeds. See Note 10 of the notes to consolidated financial statements.

(D)	Amounts for 2013 reflect the gain on sale of the company’s electrophysiology division. See Note 2 of the notes to consolidated financial statements.
(E)	Amounts for 2011 include the impact of certain legal settlements. See Note 10 of the notes to consolidated financial statements.
(F)	Amounts for 2012 through 2014 include the impact of a 2012 debt offering. See Note 9 of the notes to consolidated financial statements.

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

Overview

The company designs, develops, manufactures, packages, distributes and sells medical, surgical, diagnostic and patient care devices. The company sells a broad range of products to hospitals, individual healthcare professionals, extended care facilities and alternate site facilities on a global basis. Outside the United States, Europe, Japan and China are the company’s largest markets, while certain emerging markets in Asia, Latin America and Eastern Europe are the company’s fastest growing markets. In general, the company’s products are intended to be used once and then discarded or either temporarily or permanently implanted. The company reports sales in four major product group categories: vascular, urology, oncology and surgical specialties. The company also has a product group category of other products.

The company’s earnings are driven by its ability to continue to generate sales of its products and improve operating efficiency. Bard’s ability to increase sales over time depends upon its success in developing, acquiring and marketing differentiated products that meet the needs of clinicians and their patients. In 2014, the company’s research and development (“R&D”) expense as a percentage of net sales was 9.1%. The company also makes selective acquisitions of businesses, products and technologies, generally focusing on small-to-medium sized transactions to provide ongoing growth opportunities. In addition, the company may, from time-to-time, consider acquisitions of larger, established companies. The company may also periodically divest lines of business in which it is not able to reasonably attain or maintain a leadership position in the market or for other strategic reasons. The company spent $13.3 million in 2014, including acquired in-process R&D (“IPR&D”), for the acquisition of businesses, products and technologies.

Product Approval and Legal Developments

Product Approval

On October 10, 2014, the company announced the United States Food and Drug Administration (“FDA”) approval of the Lutonix drug-coated percutaneous transluminal angioplasty (“PTA”) balloon for the treatment of vascular disease of the superficial femoral or popliteal arteries. This approval follows a unanimous favorable recommendation from the FDA’s Circulatory Systems Devices Advisory Panel in June 2014. The Lutonix drug-coated PTA balloon, the first FDA-approved drug-coated PTA balloon in the U.S., is an angioplasty balloon coated with a therapeutic dose of the drug paclitaxel for the treatment of peripheral arterial disease. The FDA’s approval of the Lutonix drug-coated PTA balloon was supported by results of the LEVANT 2 study. Following receipt of regulatory approval, the company launched this product in the United States and made a contingent milestone payment of $100 million in October 2014 related to this regulatory approval. See Note 2 of the notes to consolidated financial statements.

Legal Developments

During 2014, the company evaluated certain product liability matters based on information currently available, including but not limited to: its discussions with plaintiffs’ counsel, the increase in the rate of claims being filed (which led the company to increase its estimate of unasserted claims), and the value, number of cases and nature of the inventory of cases with respect to the recent settlements of claims by the company and other manufacturers. Based on these, and other factors, the company recorded charges, net of estimated recoveries to other (income) expense, net, of approximately $259.0 million ($238.0 million after tax), which recognized the estimated costs for certain product liability matters.

For more information on legal matters, see Note 10 of the notes to consolidated financial statements.

Results of Operations

Net Sales

Bard’s 2014 consolidated net sales increased 9% on both a reported basis and constant currency basis over 2013 consolidated net sales. Bard’s 2013 consolidated net sales increased 3% on both a reported basis and constant currency basis over 2012 consolidated net sales. Net sales “on a constant currency basis” is a non-GAAP measure and should not be viewed as a replacement of GAAP results. See “Management’s Use of Non-GAAP Measures” below. Price changes had the effect of decreasing consolidated net sales by approximately 110 basis points and 100 basis points for 2014 and 2013, respectively, compared to the prior years. Exchange rate fluctuations had a nominal impact on consolidated net sales for both 2014 and 2013, respectively, compared to the prior years. The primary exchange rate movement that impacts net sales is the movement of the Euro compared to the U.S. dollar. The impact of exchange rate movements on net sales is not indicative of the impact on net earnings due to the offsetting impact of exchange rate movements on operating costs and expenses, costs incurred in other currencies and the company’s hedging activities.

Bard’s 2014 United States net sales of $2,263.5 million increased 12% compared to $2,014.1 million in 2013. Bard’s 2014 international net sales of $1,060.1 million increased 2% on a reported basis (3% on a constant currency basis) compared to $1,035.4 million in 2013. Bard’s 2013 United States net sales increased 2% compared to $1,967.7 million in 2012. Bard’s 2013 international net sales increased 5% on a reported basis (4% on a constant currency basis) compared to $990.4 million in 2012.

Presented below is a summary of consolidated net sales by product group category.

Product Group Summary of Net Sales

	For the Years Ended December 31,
	2014	2013	Change	Constant Currency	2012	Change	Constant Currency
(dollars in millions)
Vascular	$928.3	$830.0	12%	12%	$845.0	(2)%	(2)%
Urology	835.9	776.6	8%	8%	757.8	2%	3%
Oncology	910.9	857.1	6%	7%	812.4	6%	5%
Surgical Specialties	555.1	499.0	11%	12%	455.1	10%	10%
Other	93.4	86.8	8%	7%	87.8	(1)%	(1)%

Total net sales	$3,323.6	$3,049.5	9%	9%	$2,958.1	3%	3%

Vascular Products - Bard markets a wide range of products for the peripheral vascular market, including endovascular products, and vascular graft products. In November 2013, Bard sold certain assets and liabilities of its electrophysiology division (the “EP Sale”) to Boston Scientific Corporation, retaining only the guidewire and temporary pacing electrode product lines. Consolidated net sales of vascular products in 2014 increased 12% on both a reported basis and constant currency basis compared to the prior year. This increase includes growth of 18 percentage points on a reported basis (19 percentage points on a constant currency basis) due to royalty payments from W. L. Gore & Associates Inc. (“Gore”), and a decrease of 12 percentage points on both a reported basis and constant currency basis related to the divested electrophysiology products as a result of the EP Sale. United States net sales of vascular products in 2014 increased 34% compared to the prior year. The increase in United

States nets sales in 2014 was primarily due to royalty payments from Gore. International net sales of vascular products in 2014 decreased 13% on a reported basis (14% on a constant currency basis) compared to the prior year. The decrease in international net sales in 2014 was primarily due to divested electrophysiology products as a result of the EP Sale and was partially offset by an increase in sales of endovascular products. Consolidated net sales of vascular products in 2013 decreased 2% on both a reported basis and constant currency basis compared to the prior year due to decreases in sales of electrophysiology products as a result of the EP Sale and vascular graft products. United States net sales of vascular products in 2013 decreased 3% compared to the prior year. International net sales in 2013 were flat on a reported basis (decreased 1% on a constant currency basis) compared to the prior year.

Consolidated net sales of endovascular products in 2014 increased 28% on both a reported basis and constant currency basis compared to the prior year. This increase includes growth of 24 percentage points on both a reported basis and constant currency basis due to royalty payments from Gore. Net sales were also favorably impacted by growth in sales of PTA balloon catheters, including drug-coated PTA balloon catheters, and biopsy products, and were partially offset by a decline in sales of stents, a trend that may continue. Consolidated net sales of endovascular products in 2013 were flat on a reported basis (decreased 1% on a constant currency basis) compared to the prior year. Net sales in 2013 were favorably impacted by growth in sales of PTA balloon catheters, vena cava filters and biopsy products and were offset by a decline in sales of stents.

Consolidated net sales of vascular graft products in 2014 decreased 3% on both a reported basis and constant currency basis compared to the prior year. Declining sales of peripheral vascular grafts and dialysis access grafts were the primary contributors to the decrease in 2014. Consolidated net sales of vascular graft products in 2013 decreased 5% on a reported basis (6% on a constant currency basis) compared to the prior year. Declining sales of peripheral vascular grafts was the primary contributor to the decrease in 2013.

Urology Products - Bard markets a wide range of products for the urology market, including basic urology drainage products, fecal and urinary continence products and urological specialty products. Bard also markets StatLock® catheter stabilization products, which are used to secure many types of catheters sold by Bard and other companies, as well as Targeted Temperature Management™ products, which are used for therapeutic hypothermia. In 2014, consolidated net sales of urology products increased 8% on both a reported basis and constant currency basis compared to the prior year. This increase includes 7 percentage points of growth on both a reported basis and constant currency basis from the addition of the Rochester Medical Corporation (“Rochester Medical”) products acquired in November 2013. Net sales were also favorably impacted by growth in sales of basic drainage products and Targeted Temperature Management™ products. These increases were partially offset by declines in sales of surgical continence products, a trend that may continue, and StatLock® catheter stabilization products. United States net sales of urology products in 2014 increased 5% compared to the prior year. International net sales in 2014 increased 12% on both a reported basis and constant currency basis compared to the prior year. Consolidated net sales of urology products in 2013 increased 2% on a reported basis (3% on a constant currency basis) compared to the prior year. Net sales in 2013 were favorably impacted by growth in sales of Targeted Temperature Management™ products and basic drainage products. These increases were partially offset by declines in sales of continence products and StatLock® catheter stabilization products. United States net sales of urology products in 2013 increased 1% compared to the prior year. International net sales in 2013 increased 6% on both a reported basis and constant currency basis compared to the prior year.

Consolidated net sales of basic drainage products in 2014 increased 7% on both a reported basis and constant currency basis compared to the prior year. This increase was primarily due to sales of the Rochester Medical products. Consolidated net sales of basic drainage products in 2013 increased 3% on both a reported basis and constant currency basis compared to the prior year.

Consolidated net sales of urological specialty products in 2014 increased 5% on both a reported basis and constant currency basis compared to the prior year. This increase was primarily due to sales of the Rochester Medical products and was partially offset by a decline in sales of brachytherapy products. The brachytherapy market has been losing procedural share to alternative therapies, a trend that may continue. Consolidated net sales of urological specialty products in 2013 were flat on both a reported basis and constant currency basis compared to the prior year.

Consolidated net sales of continence products in 2014 increased 33% on both a reported basis and constant currency basis compared to the prior year. This increase was primarily due to sales of the Rochester Medical products. Consolidated net sales of continence products in 2013 decreased 7% on both a reported basis and constant currency basis compared to the prior year. Net sales in 2014 and 2013 were impacted by a decline in sales of surgical continence products, a trend that may continue.

Consolidated net sales of the StatLock® catheter stabilization product line in 2014 decreased 2% on both a reported basis and constant currency basis compared to the prior year. Consolidated net sales of the StatLock® catheter stabilization product line in 2013 decreased 2% on a reported basis (1% on a constant currency basis) compared to the prior year.

Oncology Products - Bard’s oncology business includes specialty vascular access products and enteral feeding devices. Specialty vascular access products include peripherally inserted central catheters (“PICCs”) used for intermediate to long-term central venous access, specialty access ports and accessories (“Ports”) used most commonly for chemotherapy, dialysis access catheters and vascular access ultrasound devices which help facilitate the placement of PICCs. In 2014, consolidated net sales of oncology products increased 6% on a reported basis (7% on a constant currency basis) compared to the prior year. United States net sales of oncology products in 2014 increased 5% compared to the prior year. International net sales in 2014 increased 9% on a reported basis (10% on a constant currency basis) compared to the prior year. Consolidated net sales of oncology products in 2013 increased 6% on a reported basis (5% on a constant currency basis) compared to the prior year. United States net sales of oncology products in 2013 increased 4% compared to the prior year. International net sales in 2013 increased 10% on both a reported basis and constant currency basis compared to the prior year. The increases in consolidated net sales for 2014 and 2013 were primarily due to growth in sales of PICCs, dialysis access catheters and Ports.

Consolidated net sales of PICCs and Ports in 2014 increased 10% and 3%, respectively, on both a reported basis and constant currency basis compared to the prior year. Consolidated net sales of PICCs and Ports in 2013 increased 8% and 3%, respectively, on both a reported basis and constant currency basis compared to the prior year.

Consolidated net sales of dialysis access catheters in 2014 increased 8% on a reported basis (9% on a constant currency basis) compared to the prior year. Consolidated net sales of vascular access ultrasound devices in 2014 increased 2% on a reported basis (3% on a constant currency basis) compared to the prior year. Consolidated net sales of dialysis access catheters in 2013 increased 6% on both a reported basis and constant currency basis compared to the prior year. Consolidated net sales of vascular access ultrasound devices in 2013 increased 3% on both a reported basis and constant currency basis compared to the prior year.

Surgical Specialty Products - Surgical specialty products include soft tissue repair products, performance irrigation devices and biosurgery products, including hemostats and sealants. In 2014, consolidated net sales of surgical specialty products increased 11% on a reported basis (12% on a constant currency basis) compared to the prior year. This increase included 8 percentage points of growth on a reported basis (9 percentage points on a constant currency basis) from the addition of the Arista® MHP hemostat (“Arista”) from the acquisition of Medafor, Inc. (“Medafor”) in October 2013. Net sales were also favorably impacted by growth in sales of synthetic hernia repair products and were partially offset by declines in sales of natural tissue hernia repair products, performance irrigation products and hernia fixation products, trends that may continue. United States net sales of surgical specialty products in 2014 increased 11% compared to the prior year. This increase was primarily due to sales of Arista and growth in sales of synthetic hernia repair products, and was partially offset by declines in sales of natural tissue hernia repair products, performance irrigation products and hernia fixation products. International net sales in 2014 increased 11% on a reported basis (12% on a constant currency basis)

compared to the prior year. International net sales were favorably impacted by an increase in sales of synthetic hernia repair products and sales of Arista. Consolidated net sales of surgical specialty products in 2013 increased 10% on both a reported basis and constant currency basis compared to the prior year due primarily to the addition of surgical sealant products through the acquisition of Neomend, Inc. in 2012 and the addition of Arista in October 2013. United States net sales of surgical specialty products in 2013 increased 10% compared to the prior year. International net sales in 2013 increased 9% on a reported basis (8% on a constant currency basis) compared to the prior year. International net sales were favorably impacted by an increase in sales of synthetic hernia repair products.

The soft tissue repair product line includes synthetic and natural tissue hernia repair implants, natural tissue breast reconstruction implants, and hernia fixation products. Consolidated net sales of soft tissue repair products in 2014 increased 5% on both a reported basis and constant currency basis compared to the prior year. Net sales in 2014 were favorably impacted by growth in sales of synthetic hernia repair products and were partially offset by declines in sales of natural tissue hernia repair products and hernia fixation products, trends that may continue. Consolidated net sales of soft tissue repair products in 2013 increased 5% on a reported basis (4% on a constant currency basis) compared to the prior year. Net sales in 2013 were favorably impacted by growth in sales of synthetic hernia repair products and natural tissue hernia repair products, and were partially offset by a decline in sales of hernia fixation products.

Other Products - The other product group includes irrigation, wound drainage and certain original equipment manufacturers’ products. Consolidated net sales of other products for 2014 increased 8% on a reported basis (7% on a constant currency basis) compared to the prior year. This increase includes 10 percentage points of growth on both a reported basis and constant currency basis from certain Rochester Medical products. Consolidated net sales of other products for 2013 decreased 1% on both a reported basis and constant currency basis compared to the prior year.

Costs and Expenses

The following is a summary of costs and expenses as a percentage of net sales for the following years ended December 31:

	2014	2013(A)	2012
Cost of goods sold	37.9%	39.2%	38.0%
Marketing, selling and administrative expense	29.5%	30.2%	27.6%
Research and development expense	9.1%	9.7%	6.9%
Interest expense	1.3%	1.5%	1.3%
Other (income) expense, net	8.8%	(20.3)%	1.4%

Total costs and expenses	86.6%	60.2%	75.2%

(A)	Amounts do not add due to rounding.

Cost of goods sold - Cost of goods sold consists principally of the manufacturing and distribution costs of the company’s products. The category also includes royalties paid by the company, amortization of intangible assets and the impact of certain hedging activities. Cost of goods sold as a percentage of net sales for 2014 decreased 130 basis points compared to the prior year primarily due to the impact of royalty payments received from Gore. Incremental amortization of intangible assets acquired in 2013 and 2014 and amortization of the Lutonix drug-coated PTA balloon increased cost of goods sold as a percentage of net sales by approximately 70 basis points over the prior year. Cost of goods sold as a percentage of net sales for 2013 increased 120 basis points compared to the prior year due primarily to decreases in selling prices and an increase in spending for targeted investments. Incremental amortization of intangible assets acquired in 2012 and 2013 increased cost of goods sold in 2013 as a percentage of net sales by approximately 30 basis points over the prior year.

Marketing, selling and administrative expense - Marketing, selling and administrative expense consists principally of the costs associated with the company’s sales and administrative organizations. These costs as a percentage of net sales for 2014 decreased 70 basis points from the prior year primarily due to the impact of royalty payments received from Gore, partially offset by continuing targeted investment spending in this area including in emerging markets, a trend that may continue. In addition, these costs for 2014 included a credit of $3.5 million associated with an agreement reached with the U.S. Internal Revenue Service (“IRS”) during 2014 related to the excise tax paid on U.S. medical device sales in 2013. These costs as a percentage of net sales for 2013 increased 260 basis points from the prior year primarily due to the excise tax on U.S. sales of medical devices enacted in 2012, targeted investment spending in this area including in emerging markets and related costs from operations acquired in 2012 and 2013.

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

	2014	2013	2012
(dollars in millions)
Research and development	$265.9	$262.3	$199.7
In-process research and development	36.1	33.4	3.5

Total research and development expense	$302.0	$295.7	$203.2

Research and development expense in 2014 increased approximately 1% compared to the prior year period. Research and development expense in 2013 increased approximately 31% compared to the prior year period primarily due to targeted investments in this area, a trend that may continue, and costs from operations acquired in 2012 and 2013. IPR&D in 2014 included charges of $26.7 million primarily related to the change in the fair value of the liability for contingent consideration related to the Lutonix, Inc. acquisition. In addition, IPR&D in 2014 included charges of $6.8 million related to impairment of IPR&D projects, primarily due to changes in cash flow assumptions, and $2.6 million related to the acquisition of early-stage technology. IPR&D in 2013 included charges of $30.0 million related to the acquisition of early-stage technology and $3.4 million for an impairment charge related to an IPR&D project.

Interest expense - Interest expense in 2014 was $44.8 million as compared with 2013 interest expense of $45.0 million and 2012 interest expense of $39.6 million. The increase in interest expense in 2013 was primarily due to the issuance of long-term debt in 2012.

Other (income) expense, net - Other (income) expense, net, was expense of $290.9 million for 2014, income of $619.3 million for 2013 and expense of $40.3 million for 2012, respectively. Other (income) expense, net, in 2014 included $288.6 million for litigation charges, net of recoveries, and other litigation-related defense costs, $11.8 million for restructuring and productivity initiative costs, and a gain on sale of an equity investment of $7.1 million. Other (income) expense, net, in 2013 included income of $894.3 million related to proceeds received from a patent infringement judgment against Gore (the “Gore Proceeds”) and $213.0 million resulting from the gain on the EP Sale, partially offset by expenses of $428.0 million for litigation charges, net of recoveries, $25.0 million for a contribution to the C. R. Bard Foundation, Inc., $17.5 million for divestiture-related charges, $11.3 million for acquisition-related items consisting of integration costs and $6.4 million for asset impairments. Other (income) expense, net, in 2012 included charges related to asset impairments of $22.2 million and net restructuring costs of $17.4 million. See Note 13 of the notes to consolidated financial statements.

Income Tax Provision

The company’s effective tax rate for 2014 was 33.9% compared to 43.2% in 2013 and 27.6% in 2012.

The effective tax rate for 2014 reflected the tax effects of litigation charges, primarily related to product liability claims, which were substantially incurred in a low tax jurisdiction and a benefit of $10.9 million related to the completion of IRS examinations for the tax years 2008 through 2010. See Note 10 of the notes to consolidated financial statements.

The effective tax rate for 2013 reflected the tax effects of litigation charges, primarily related to product liability claims, which were substantially incurred in a low tax jurisdiction, and the gains related to the Gore Proceeds and the EP Sale, which were incurred in high tax jurisdictions. See Notes 2 and 10 of the notes to consolidated financial statements. In addition, the income tax provision was reduced by approximately $3.7 million in 2013 to recognize the 2012 benefit of the American Taxpayer Relief Act of 2012 which was signed into law on January 2, 2013 and retroactively reinstated the research tax credit.

Net Income and Earnings per Share Available to Common Shareholders

The company reported 2014 net income of $294.5 million, a decrease of 57% from 2013 net income of $689.8 million. The company reported 2014 diluted earnings per share available to common shareholders of $3.76, a decrease of 55% from 2013 diluted earnings per share available to common shareholders of $8.39. Net income in 2014 reflects litigation charges, net, of $267.2 million, or $3.41 per diluted share, amortization of intangible assets of $72.4 million, or $0.92 per diluted share, net charges from acquisition-related items (consisting of purchase accounting adjustments, integration costs, an IPR&D charge, and transaction costs) of $30.5 million, or $0.39 per diluted share, restructuring and productivity initiative costs of $8.0 million, or $0.10 per diluted share, a gain on sale of an equity investment of $4.9 million, or $0.06 per diluted share, and an asset impairment of $3.9 million, or $0.05 per diluted share. Net income for 2014 also reflects a credit of $2.3 million, or $0.03 per diluted share, associated with an agreement reached with the IRS during 2014 related to the excise tax paid on U.S. medical device sales in 2013 and a $10.9 million, or $0.14 per diluted share, benefit to the income tax provision as a result of the completion of IRS examinations for the tax years 2008 through 2010.

The company reported 2013 net income of $689.8 million, an increase of 30% from 2012 net income of $530.1 million. The company reported 2013 diluted earnings per share available to common shareholders of $8.39, an increase of 36% from 2012 diluted earnings per share available to common shareholders of $6.16. Net income in 2013 reflects the Gore Proceeds of $557.4 million, or $6.78 per diluted share, litigation charges, net of recoveries, of $393.5 million, or $4.79 per diluted share, gain on the EP Sale of $118.5 million, or $1.44 per diluted share, amortization of intangible assets of $60.2 million, or $0.73 per diluted share, acquisition-related items (primarily consisting of IPR&D charges, integration costs, transaction costs and purchase accounting adjustments) of $34.9 million, or $0.43 per diluted share, and a contribution to the C. R. Bard Foundation, Inc. in the fourth quarter of 2013 of $14.1 million, or $0.17 per diluted share. Net income for 2013 also reflects divestiture-related charges of $12.2 million, or $0.15 per diluted share, asset impairment charges of $9.5 million, or $0.12 per diluted share, a $2.2 million, or $0.03 per diluted share, benefit to the income tax provision associated with the remeasurement of an uncertain tax position as a result of the settlement of a legal matter, and a reversal of certain restructuring costs of $1.0 million, or $0.01 per diluted share.

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

	2014	2013	2012
(dollars in millions)
Cash and cash equivalents	$960.1	$1,066.9	$896.3

Working capital	$1,432.5	$1,503.9	$1,399.6

Current ratio	3.33/1	3.56/1	4.13/1

Cash and cash equivalents held by the company’s foreign subsidiaries were $950.9 million and $874.0 million at December 31, 2014 and 2013, respectively. It is the company’s intention to permanently reinvest the majority of these funds outside the United States to finance foreign operations, and the company’s plans do not demonstrate a need to repatriate these funds. If these funds are needed for U.S. operations for currently unforeseen circumstances or can no longer be permanently reinvested outside the United States, the company would be required to accrue and pay U.S. taxes on the earnings associated with these funds. In the United States, ongoing operating cash flows and available borrowings under the company’s committed syndicated bank credit facility provide it with sufficient liquidity.

For the years ended December 31, 2014, 2013 and 2012, net cash provided by operating activities was $660.0 million, $1,123.3 million and $661.2 million, respectively. The decrease in net cash provided by operating activities is primarily due to the receipt of the Gore Proceeds in 2013, partially offset by lower tax payments in 2014, receipt of Gore royalty payments in 2014 and a settlement payment for a certain legal matter in 2013. The increase in net cash provided by operating activities in 2013 is primarily due to the receipt of the Gore Proceeds, payments to claimants for product liability matters that were lower than amounts paid in 2012 and the timing of tax payments, partially offset by a settlement payment for a certain legal matter previously recorded in 2012.

During 2014, the company used $163.3 million in cash for investing activities, $125.0 million less than in 2013. During 2013, the company used $288.3 million in cash for investing activities, $190.1 million more than in 2012. Capital expenditures amounted to $126.6 million, $69.1 million and $72.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. The company spent $13.3 million in 2014, $498.5 million in 2013 and $159.3 million in 2012 for the acquisition of businesses, products and technologies to augment existing product lines. In addition, the company received net proceeds from the EP Sale of $267.4 million in 2013. Net cash used in investing activities in 2014 reflects an increase of $31.2 million in restricted cash related to payments to qualified settlement funds (“QSFs”) for certain product liability matters. Net cash used in investing activities in 2013 and 2012 reflects decreases of $8.7 million and $122.1 million, respectively, related to the release of restricted cash from QSFs to claimants pursuant to the settlement of certain product liability matters.

During 2014, 2013 and 2012, the company used $584.4 million, $663.3 million and $263.2 million in cash for financing activities, respectively. Total debt was $1.5 billion and $1.4 billion at December 31, 2014 and 2013, respectively. Total debt to total capitalization was 45.1%, 40.2% and 42.3% at December 31, 2014, 2013 and 2012, respectively. The company spent approximately $659.6 million to repurchase 4,497,427 shares of common stock in 2014 compared to $738.1 million to repurchase 6,559,195 shares of common stock in 2013 and $472.4 million to repurchase 4,903,677 shares of common stock in 2012. The company paid cash dividends of $66.2 million, $66.5 million and $66.7 million in 2014, 2013 and 2012, respectively. The company made a contingent milestone payment of $100.0 million in 2014 related to the acquisition of Lutonix. Inc., of which $70.0 million represented the fair value previously established at the acquisition date and was included in financing activities.

In November 2014, the company amended its $750 million five-year committed syndicated bank credit facility that was scheduled to expire in September 2018. The amendment extends the commitment termination date until November 2019. The amended credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The facility includes pricing based on the company’s long-term credit ratings and includes a financial covenant that limits the amount of total debt to total capitalization. At December 31, 2014, the company was in compliance with this covenant. The company had commercial paper borrowings outstanding of $78.0 million at December 31, 2014. There were no commercial paper borrowings outstanding at December 31, 2013.

Contractual Obligations

Payments due under contractual obligations at December 31, 2014, are as follows:

(dollars in millions)	Total	1 Year	2-3 Years	4-5 Years	5+ Years
Forward contracts	$99.4	$99.4	$—	$—	$—
Short-term borrowings	78.0	78.0	—	—	—
Long-term debt	1,691.6	41.3	329.7	567.5	753.1
Operating lease obligations	156.2	30.5	47.8	28.8	49.1
Acquisition and related milestones	47.1	30.2	12.2	1.5	3.2
Purchase obligations	233.2	202.6	21.8	7.2	1.6
Legal settlements	101.7	101.7	—	—	—
Other long-term liabilities	117.2	6.8	20.7	12.9	76.8

	$2,524.4	$590.5	$432.2	$617.9	$883.8

The table above does not include $36.1 million of the total unrecognized tax benefits for uncertain tax positions and $2.9 million of associated accrued interest. Due to the high degree of uncertainty regarding the timing of potential future cash flows, the company is unable to make a reasonable estimate of the amount and period in which these liabilities might be paid.

Forward contracts - Forward contracts obligate the company for the forward purchase of currencies in which the company has known or anticipated sales or payments.

Short-term borrowings – Short-term borrowings consist of commercial paper.

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

Legal settlements - Payments to claimants for product liability and other legal matters, including those subject to certain settlement conditions that may be made from QSFs. The table above does not include non-current accruals for product liability and other legal matters of $939.8 million. Due to the high degree of uncertainty regarding the timing of potential future cash flows, the company is unable to make a reasonable estimate of the period in which these liabilities might be paid.

Other long-term liabilities - The company estimates required funding obligations related to its pension and postretirement benefit plans and deferred compensation.

Certain Regulatory Matters

In October 2014 and November 2014, the FDA conducted directed inspections at two of the company’s facilities after which the FDA issued Form-483’s to the company in connection with these inspections. The company responded to the FDA, is in the process of addressing the observations in the Form-483’s and intends to fully implement corrective and preventive actions to address the FDA’s concerns. The company cannot give any assurances that the FDA will be satisfied with its responses to the Form-483 observations or as to the expected date of resolution of matters included in the Form-483 observations.

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

Allowance for Doubtful Accounts, Customer Rebates and Inventory Writedowns - The company makes estimates of the uncollectibility of the company’s accounts receivable, amounts that are rebated to specific customers in accordance with contractual requirements and inventory adjustments to reflect inventory valuation at the lower of cost or market. In estimating the reserves necessary for the allowance for doubtful accounts, management considers historical bad debt trends, customer concentrations, the average length of time to collect receivables, customer creditworthiness and current economic and market trends. The company establishes an allowance for doubtful accounts for amounts deemed uncollectible from customers. In estimating the allowance for customer rebates, management considers the lag time between the point of sale and the payment of the customer’s rebate claim, customer specific trend analysis and contractual commitments including the stated rebate rate. The company establishes an allowance for customer rebates and reduces sales for such rebate amounts. In estimating the adjustment for inventory writedowns, management considers product obsolescence, quantity on hand, future demand for the product and other market-related conditions. The company records an adjustment for inventory writedowns when such conditions cause the inventory market value to be below carrying value. The company records such adjustments to cost of sales in the period in which the condition exists.

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

Goodwill - Goodwill is tested for impairment annually at December 31 or more frequently if impairment indicators arise using a fair-value based test. The company assigns goodwill recorded in connection with acquisitions to its four reporting units, each of which is one level below the company’s single reporting segment. The fair value of each reporting unit is calculated and compared to its carrying value. In determining the fair value of each reporting unit, the company uses a weighted-average combination of both market and income approaches. The market approach to estimating fair value is based primarily on applying external market information to a historical earnings measure. The income approach to estimating fair value is based on a discounted value of estimated future cash flows of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the company will record an impairment loss for the excess of the carrying value of goodwill over its implied fair value.

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

Pension Plans - The company sponsors pension plans covering certain domestic and foreign employees who meet eligibility requirements. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by the company. In addition, the company also uses subjective factors, such as withdrawal and mortality rates, to estimate these factors. The actuarial assumptions used by the company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of the participants. A change of plus (minus) 25 basis points in the discount rate assumption, with other assumptions held constant, would have an estimated $1.4 million favorable (unfavorable) impact on the company’s net pension cost. A change of plus (minus) 25 basis points in the expected rate of return on plan assets assumption, with other assumptions held constant, would have an estimated $1.1 million favorable (unfavorable) impact on the company’s net pension cost.

New Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board issued a new accounting standard that provides for a comprehensive model to use in the accounting for revenue arising from contracts with customers. Under this standard, revenue will be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This standard will be effective as of the beginning of Bard’s 2017 fiscal year. The company is assessing the new standard and has not yet determined the impact to the consolidated financial statements.

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

•	the uncertainty of whether research and development expenditures and sales force expansion will result in increased sales;

•	the ability to reduce exposure and uncertainty related to tax audits, appeals and litigation;

•	the risk that the company may not successfully implement its expansion of its Enterprise Resource Planning (“ERP”) information system and other productivity initiatives;

•	internal factors, such as retention of key employees, including sales force employees;

•

the ability to achieve earnings forecasts, which are generated based, among other things, on projected volumes and sales of many product types, some of which are more profitable than others, and projected royalty revenue from Gore;

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

•	the ability to obtain appropriate levels of insurance on reasonable terms, or at all;

•

the ability to recover for claims made to our insurance companies or under indemnification obligations to the company and that any amounts recovered under these arrangements may not be adequate to cover the company’s damages and/or costs; and

•	the ability to realize the anticipated benefits of our restructuring activities to improve the company’s overall cost structure and improve efficiency.

Competitive factors, including:

•

the trend of consolidation in the medical device industry as well as among our customers, resulting in potentially greater pricing pressures, competition and more significant and complex contracts than in the past, both in the United States and abroad;

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

•	changes in the FDA and/or foreign regulatory approval processes that may delay or prevent the approval of new products and result in lost market opportunity;

•	the impact of compliance and enforcement activities affecting the healthcare industry in general or the company in particular (including sales and marketing practices);

•

changes in tax laws affecting our business, such as proposed comprehensive tax reform in the United States and proposed legislation in multiple jurisdictions resulting from the adoption of Organisation for Economic Co-operation and Development (OECD) policies;

•	changes in environmental laws or standards affecting our business including, among others, compliance with new labeling standards related to ozone-depleting substances;

•	changes in laws that could require facility upgrades or process changes and could affect production rates and output; and

•	compliance costs and potential penalties and remediation obligations in connection with environmental laws, including regulations regarding air emissions, waste water discharges and solid waste.

Legal disputes, including:

•	disputes over legal proceedings, the outcome of the Gore matters and the timing of final resolution of the Gore matters, including the patent infringement suit against Gore;

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

•

environmental claims, including risks relating to accidental contamination or injury from the use of hazardous materials in the company’s manufacturing, sterilization and research activities and the potential for the company to be held liable for any resulting damages; and

•

commercial disputes, including disputes over distribution agreements, license agreements, manufacturing/supply agreements, development/research agreements (including indemnification provisions), acquisition or sale agreements, and insurance policies.

General economic conditions, including:

•	international and domestic business conditions;

•	political or economic instability in foreign countries;

•	interest rates;

•	foreign currency exchange rates;

•	changes in the rate of inflation; and

•	instability of global financial markets and economies including Greece, Italy, Spain, Portugal and certain other countries or places where we operate or do business.

Other factors beyond our control, including catastrophes, both natural and man-made, earthquakes, floods, fires, explosions, strikes, work stoppages or slowdowns, acts of terrorism or war.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Bard operates on a global basis and therefore is subject to the exposures that arise from foreign currency exchange rate fluctuations. The company manages these exposures using operational and economic hedges as well as derivative financial instruments. The company’s foreign currency exposures may change over time as changes occur in the company’s international operations. The company’s objective in managing its exposures to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with assets, liabilities, net investments and probable commitments denominated in foreign currencies. In order to reduce the risk of foreign currency exchange rate fluctuations, the company will from time-to-time enter into derivative financial instruments to hedge a portion of its expected foreign currency denominated cash flow from operations. The instruments that the company uses for hedging are forward contracts and options with major financial institutions. The company expects that the changes in fair market value of such contracts will have a high correlation to the price changes in the related hedged cash flow. The principal currencies the company hedges are the Euro, the British Pound, the Mexican Peso, the Canadian Dollar, and the Japanese Yen. Any gains and losses on these hedge contracts are expected to offset changes in the value of the related exposure. Bard’s risk management guidelines prohibit entering into financial instruments for speculative purposes. The company enters into foreign currency transactions only to the extent that foreign currency exposure exists. A sensitivity analysis of changes in the fair value of all foreign exchange derivative contracts at December 31, 2014 indicates that if the U.S. dollar uniformly strengthened by 10% against all currencies, the fair value of these contracts would increase by $5.2 million, and if the U.S. dollar uniformly weakened by 10% against all currencies, the fair value of these contracts would decrease by $2.9 million. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.

The company’s investment portfolio primarily includes cash equivalents for which the market values are not significantly affected by changes in interest rates. The market value of the company’s fixed-rate debt is affected by a change in the medium- to long-term interest rates because the borrowings generally have longer maturities. The market value of the company’s fixed-rate debt including the effect of the related interest rate swap contract effectively converting the 2.875% fixed-rate notes due 2016 to floating-rate instruments approximated $1,481.7 million at December 31, 2014. A sensitivity analysis, assuming a 100 basis point increase or decrease in interest rates and assuming that the debt and related swap are held to maturity, indicates that the market value of the debt and related swap would have approximated $1,422.2 million or $1,543.2 million, respectively, at December 31, 2014. On December 12, 2014, the company entered into a forward starting interest rate swap contract to manage its exposure to interest rate volatility in anticipation of issuing fixed-rate debt. The company’s forward starting swap contract has a notional value of $250 million and a mandatory termination date of May 2016. A sensitivity analysis, assuming a 100 basis point increase in interest rates, indicates that the fair value of the forward starting swap contract would increase by $21.4 million, and assuming a 100 basis point decrease in interest rates, indicates that the fair value of this contract would decrease by $24.3 million at December 31, 2014. For additional discussion of market risk, see Note 6 of the notes to consolidated financial statements.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework, issued in 2013.

Based on its assessment and those criteria, management believes that the company maintained effective internal control over financial reporting as of December 31, 2014.

The company’s independent registered public accounting firm has issued an attestation report on the effectiveness of the company’s internal control over financial reporting. That report appears on page II-23.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

C. R. Bard, Inc.:

We have audited the accompanying consolidated balance sheets of C. R. Bard, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ investment, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of C. R. Bard, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of C. R. Bard, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), C. R. Bard, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013, and our report dated February 18, 2015 expressed an unqualified opinion on the effectiveness of C. R. Bard, Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey

February 18, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

C. R. Bard, Inc.:

We have audited C. R. Bard, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. C. R. Bard, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of C. R. Bard, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, C. R. Bard, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of C. R. Bard, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ investment, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 18, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Short Hills, New Jersey

February 18, 2015

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands except per share amounts)

	For the Years Ended December 31,
	2014	2013	2012
Net sales	$3,323,600	$3,049,500	$2,958,100
Costs and expenses:
Cost of goods sold	1,258,600	1,194,400	1,125,300
Marketing, selling and administrative expense	981,500	920,300	817,300
Research and development expense	302,000	295,700	203,200
Interest expense	44,800	45,000	39,600
Other (income) expense, net	290,900	(619,300)	40,300

Total costs and expenses	2,877,800	1,836,100	2,225,700

Income from operations before income taxes	445,800	1,213,400	732,400
Income tax provision	151,300	523,600	202,300

Net income	$294,500	$689,800	$530,100

Basic earnings per share available to common shareholders	$3.83	$8.54	$6.24

Diluted earnings per share available to common shareholders	$3.76	$8.39	$6.16

The accompanying notes are an integral part of these consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	For the Years Ended December 31,
	2014	2013	2012
Net income	$294,500	$689,800	$530,100
Other comprehensive income (loss)
Change in derivative instruments designated as cash flow hedges, net of tax	900	700	700
Foreign currency translation adjustments	(50,400)	14,700	(8,500)
Benefit plan adjustments, net of tax	(18,400)	44,900	(6,800)

Other comprehensive income (loss)	(67,900)	60,300	(14,600)

Comprehensive income	$226,600	$750,100	$515,500

The accompanying notes are an integral part of these consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands except share and per share amounts)

	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$960,100	$1,066,900
Restricted cash	47,500	16,300
Accounts receivable, less allowances of $10,100 and $11,600, respectively	455,200	479,600
Inventories	376,200	356,200
Short-term deferred tax assets	93,300	78,200
Other current assets	114,800	93,200

Total current assets	2,047,100	2,090,400

Property, plant and equipment, at cost:
Land	19,800	16,900
Buildings and improvements	287,600	261,400
Machinery and equipment	440,500	389,200

	747,900	667,500
Less accumulated depreciation and amortization	301,500	276,300

Net property, plant and equipment	446,400	391,200
Goodwill	1,091,200	1,099,500
Core and developed technologies, net	749,100	696,800
Other intangible assets, net	304,800	468,100
Deferred tax assets	11,500	3,900
Other assets	442,500	291,200

Total assets	$5,092,600	$5,041,100

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities
Short-term borrowings	$78,000	$—
Accounts payable	81,900	83,000
Accrued expenses	287,700	294,000
Accrued compensation and benefits	162,600	145,300
Income taxes payable	4,400	64,200

Total current liabilities	614,600	586,500

Long-term debt	1,401,900	1,405,700
Other long-term liabilities	1,125,300	798,800
Deferred income taxes	145,900	161,900
Commitments and contingencies

Shareholders’ investment:
Preferred stock, $1 par value, authorized 5,000,000 shares; none issued	—	—
Common stock, $.25 par value, authorized 600,000,000 shares in 2014 and 2013; issued and outstanding 74,893,483 shares in 2014 and 77,436,263 shares in 2013	18,700	19,400
Capital in excess of par value	1,945,300	1,729,600
Accumulated deficit / retained earnings	(70,300)	360,100
Accumulated other comprehensive loss	(88,800)	(20,900)

Total shareholders’ investment	1,804,900	2,088,200

Total liabilities and shareholders’ investment	$5,092,600	$5,041,100

The accompanying notes are an integral part of these consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT

(dollars in thousands except share and per share amounts)

	Common Stock		Capital In Excess Of Par Value	Accumulated Deficit / Retained Earnings	Accumulated Other Comp. (Loss) Inc.	Total
	Shares	Amount
Balance at December 31, 2011	84,543,338	$21,200	$1,349,800	$466,800	$(66,600)	$1,771,200
Net income	—	—	—	530,100	—	530,100
Total other comprehensive loss					(14,600)	(14,600)
Cash dividends declared ($0.79 per share)	—	—	—	(66,900)	—	(66,900)
Issuance of common stock	1,889,148	400	100,900	—	—	101,300
Share-based compensation	—	—	52,000	—	—	52,000
Purchases of common stock	(4,735,077)	(1,200)	—	(456,800)	—	(458,000)
Tax benefit relating to share-based compensation plans	—	—	10,600	—	—	10,600

Balance at December 31, 2012	81,697,409	$20,400	$1,513,300	$473,200	$(81,200)	$1,925,700

Net income	—	—	—	689,800	—	689,800
Total other comprehensive income					60,300	60,300
Cash dividends declared ($0.83 per share)	—	—	—	(66,400)	—	(66,400)
Issuance of common stock	2,298,049	600	133,600	—	—	134,200
Share-based compensation	—	—	61,500	—	—	61,500
Purchases of common stock	(6,559,195)	(1,600)	—	(736,500)	—	(738,100)
Tax benefit relating to share-based compensation plans	—	—	21,200	—	—	21,200

Balance at December 31, 2013	77,436,263	$19,400	$1,729,600	$360,100	$(20,900)	$2,088,200

Net income	—	—	—	294,500	—	294,500
Total other comprehensive loss					(67,900)	(67,900)
Cash dividends declared ($0.87 per share)	—	—	—	(66,400)	—	(66,400)
Issuance of common stock	1,954,647	400	108,900	—	—	109,300
Share-based compensation	—	—	71,600	—	—	71,600
Purchases of common stock	(4,497,427)	(1,100)	—	(658,500)	—	(659,600)
Tax benefit relating to share-based compensation plans	—	—	35,200	—	—	35,200

Balance at December 31, 2014	74,893,483	$18,700	$1,945,300	$(70,300)	$(88,800)	$1,804,900

The accompanying notes are an integral part of these consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$294,500	$689,800	$530,100
Adjustments to reconcile net income to net cash provided by operating activities, net of acquired businesses:
Depreciation and amortization	174,100	146,400	136,300
Litigation charges, net	268,900	423,500	—
Restructuring and productivity initiative costs, net of payments	9,800	(2,100)	16,000
Gain on sale of investment	(7,100)	—	—
Asset impairments	6,800	12,300	22,200
Acquired in-process research and development	2,600	30,000	3,500
Gain on the EP Sale	—	(213,000)	—
Deferred income taxes	(26,900)	(39,700)	31,700
Share-based compensation	71,400	61,500	52,100
Inventory reserves and provision for doubtful accounts	23,300	22,500	22,900
Other items	4,200	2,900	(7,100)
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	21,300	23,500	37,700
Inventories	(53,900)	(35,900)	(25,000)
Current liabilities	(35,000)	(77,300)	(147,000)
Taxes	(105,500)	76,500	(15,900)
Other, net	11,500	2,400	3,700

Net cash provided by operating activities	660,000	1,123,300	661,200

Cash flows from investing activities:
Capital expenditures	(126,600)	(69,100)	(72,600)
Change in restricted cash	(31,200)	8,700	122,100
Payments made for purchases of businesses, net of cash acquired	—	(464,600)	(139,900)
Proceeds from the EP Sale, net	—	267,400	—
Payments made for intangibles	(13,300)	(33,900)	(19,400)
Proceeds from sale of investment	7,100	—	—
Other	700	3,200	11,600

Net cash used in investing activities	(163,300)	(288,300)	(98,200)

Cash flows from financing activities:
Change in short-term borrowings, net	78,000	—	(304,500)
Proceeds from issuance of long-term debt, net of discount	—	—	499,400
Payments of long-term debt	—	—	(5,300)
Proceeds from exercises under share-based compensation plans, net	98,400	122,000	83,300
Excess tax benefit relating to share-based compensation plans	35,200	20,500	11,800
Purchases of common stock	(659,600)	(738,100)	(472,400)
Dividends paid	(66,200)	(66,500)	(66,700)
Payments of contingent consideration	(70,200)	(700)	(4,900)
Other	—	(500)	(3,900)

Net cash used in financing activities	(584,400)	(663,300)	(263,200)

Effect of exchange rate changes on cash and cash equivalents	(19,100)	(1,100)	100
(Decrease) increase in cash and cash equivalents during the year	(106,800)	170,600	299,900

Balance at January 1	1,066,900	896,300	596,400

Balance at December 31	$960,100	$1,066,900	$896,300

Supplemental cash flow information
Cash paid for:
Interest	$42,700	$41,600	$37,100
Income taxes	248,500	466,300	174,700
Non-cash transactions:
Dividends declared, not paid	$16,800	$16,600	$16,700
Purchases of businesses and related costs	3,000	17,200	3,600

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

Consolidation - The consolidated financial statements include the accounts of C. R. Bard, Inc. and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The accounts of most foreign subsidiaries are consolidated as of November 30. No events occurred related to these foreign subsidiaries during the months of December 2014, 2013 or 2012 that materially affected the financial position or results of operations of the company. The company has no material interests in variable interest entities and none that require consolidation.

Related Parties - The company and Kobayashi Pharmaceutical Co., Ltd. are parties to an equally-owned joint venture, Medicon Inc. (“Medicon”), which distributes Bard’s products in Japan. Bard accounts for the joint venture under the equity method of accounting. All transactions with Medicon are denominated in U.S. dollars. Bard recorded sales to Medicon of $156.3 million for each of the years ended 2014 and 2013, and $155.3 million for the year ended 2012. Bard eliminates the intercompany profits on sales to Medicon until Medicon sells Bard’s products to a third party. Bard recorded an equity loss of $0.3 million for the year ended 2014 and equity income of $1.0 million and $9.6 million for the years ended 2013 and 2012, respectively. Bard received dividends from Medicon of $1.5 million, $1.6 million and $1.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. Bard’s investment in Medicon was $21.3 million and $23.1 million at December 31, 2014 and 2013, respectively. Included in accounts receivable are trade receivables due from Medicon for purchases of Bard’s products of $39.5 million and $39.1 million at December 31, 2014 and 2013, respectively.

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

Advertising Costs - Costs related to advertising are expensed as incurred. Advertising expense was $4.4 million, $3.2 million and $2.1 million in 2014, 2013 and 2012, respectively, and is included in marketing, selling and administrative expense.

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

Cash Equivalents - Cash equivalents consist of highly liquid investments purchased with an original maturity of three months or less and amounted to $793.7 million and $846.6 million at December 31, 2014 and 2013, respectively.

Accounts Receivable - In addition to trade receivables, accounts receivable included $39.6 million and $44.5 million of non-trade receivables at December 31, 2014 and 2013, respectively.

Inventories - Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation - Depreciation is provided over the estimated useful lives of depreciable assets using the straight-line method. The estimated useful lives primarily range from three to 40 years for buildings and improvements and three to 20 years for machinery and equipment. Depreciation expense was $56.8 million, $51.1 million and $47.0 million in 2014, 2013 and 2012, respectively.

Software Capitalization and Amortization - Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line method over an estimated useful life of five to seven years. Capitalized software costs are included in machinery and equipment. The company capitalizes certain costs associated with internal-use software such as the payroll costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internal-use software are expensed during the design phase until the point at which the project has reached the application development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The company capitalized $21.2 million, $16.3 million and $8.6 million of internal-use software for the years ended December 31, 2014, 2013 and 2012, respectively. Amortization expense for capitalized software was $8.5 million, $5.8 million and $6.6 million in 2014, 2013 and 2012, respectively.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Treasury Stock - The company accounts for treasury stock purchases as retirements by reducing retained earnings for the cost of the repurchase. Issuances of previously repurchased shares are accounted for as new issuances. There were 41.8 million and 39.0 million of previously repurchased shares at December 31, 2014 and 2013, respectively.

Derivative Instruments - The company recognizes all derivative instruments at fair value on a gross basis in its consolidated balance sheets. Changes in fair value of derivative instruments are recorded in each period in current earnings or accumulated other comprehensive loss depending on whether the derivative instrument is designated as part of a hedged transaction, and if so, the type of hedge transaction.

The company’s objective in managing its exposures to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with future intercompany receivables and payables denominated in foreign currencies. These risks are managed using derivative instruments, mainly through forward currency and option contracts. The company does not utilize derivative instruments for trading or speculative purposes. None of these derivative instruments extend beyond December 2015. All of these derivative instruments are designated and qualify as cash flow hedges. The effective portion of the changes in fair value of the derivative instruments’ gains or losses are reported as a component of accumulated other comprehensive loss and reclassified into earnings on the same line item associated with the forecasted transaction and in the same period or periods when the forecasted transaction affects earnings. At December 31, 2014, all of these derivative instruments were highly effective hedging instruments because they were denominated in the same currency as the hedged item and because the maturities of the derivative instruments matched the timing of the hedged items.

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

The company may use interest rate swap contracts to manage its net exposure to interest rates on its long-term debt. The company maintains an interest rate swap contract with respect to its $250 million of 2.875% notes due 2016. Under this interest rate swap contract, the company exchanges, at specified intervals, the difference between fixed and floating interest rates calculated by reference to a notional principal amount of these notes. The company’s swap contract is designated and qualifies as a fair value hedge. Changes in the fair value of the swap contract offset changes in the fair value of the fixed rate debt due to changes in market interest rates.

When applicable, the company may use forward starting interest rate swap contracts to manage its exposure to interest rate volatility in anticipation of issuing fixed-rate debt. On December 12, 2014, the company entered into a forward starting swap with a notional value of $250 million and a mandatory termination date of May 2016. This swap contract is designated and qualifies as a cash flow hedge. The effective portion of the changes in fair value are reported as a component of accumulated other comprehensive loss and are then reclassified into interest expense over the term of the related debt beginning in the period in which the planned debt issuance occurs and the related forward starting swap contract is terminated.

New Accounting Pronouncement Not Yet Adopted – In May 2014, the Financial Accounting Standards Board issued a new accounting standard that provides for a comprehensive model to use in the accounting for revenue arising from contracts with customers. Under this standard, revenue will be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This standard will be effective as of the beginning of Bard’s 2017 fiscal year. The company is assessing the new standard and has not yet determined the impact to the consolidated financial statements.

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

Acquisitions

On November 14, 2013, the company acquired all of the outstanding shares of Rochester Medical Corporation (“Rochester Medical”), a publicly-held developer and supplier of silicone urinary incontinence and urine drainage products, for a purchase price of $262.3 million. Rochester Medical’s products expanded Bard’s global urology product portfolio and included an intermittent self catheter product line as well as other products used to treat male urinary incontinence. The acquisition was accounted for as a business combination, and the results of operations have been included in the company’s results since the acquisition date. The fair value of the assets acquired and the liabilities assumed resulted in the recognition of: developed technologies of $145.1 million; other intangible assets of $26.8 million, primarily consisting of a license; deferred tax liabilities of $63.1 million, primarily associated with intangible assets; cash of $26.0 million; property, plant and equipment of $21.7 million; deferred tax assets of $9.4 million, consisting primarily of net operating loss carryforwards; and other net assets of $4.7 million. An IPR&D asset of $7.6 million was also recorded for the development of compact intermittent catheters. The fair value of the IPR&D asset was determined based upon the present value of expected future cash flows adjusted for the probability of technological and commercial risk, utilizing a risk-adjusted discount rate of 14%. The excess of the purchase price over fair value of the acquired net assets was recorded as goodwill of $84.1 million. The goodwill recognized includes the value of future applications for expanding the homecare urological product portfolio that did not meet the criteria for separate recognition of IPR&D. Additionally, synergies are expected to result from the alignment of sales call points within the company’s sales organization. The goodwill is not deductible for tax purposes. Developed technologies and other intangible assets are being amortized over their weighted average estimated useful lives of approximately 14 years. The company incurred acquisition-related transaction costs of $1.9 million, which were expensed to marketing, selling and administrative expense. In connection with this acquisition, the company recorded a charge of $7.1 million ($4.6 million after tax) to other (income) expense, net, associated with severance-related integration costs. At December 31, 2014, the remaining liability for these costs is $1.0 million.

On October 1, 2013, the company acquired all of the outstanding shares of Medafor, Inc. (“Medafor”), a privately-held developer and supplier of plant-based hemostatic agents. Medafor’s Arista® AH hemostat product provides an alternative to other commercially available hemostats, complement Bard’s Progel® surgical sealant technology and allow the company to expand its presence in the global surgical hemostat market. The total purchase consideration of $206.3 million included the fair value of contingent consideration of up to $80 million, which is based on specific revenue-based milestones through June 30, 2015. The fair value of the contingent consideration was determined by utilizing a probability weighted cash flow estimate adjusted for the expected amount and timing of the payment and was not material as of the acquisition date. The acquisition was accounted for as a business combination, and the results of operations have been included in the company’s results since the acquisition date. The fair value of the assets acquired and the liabilities assumed resulted in the recognition of: developed technologies of $85.6 million; deferred tax liabilities of $61.4 million, primarily associated with intangible assets; deferred tax assets of $10.9 million, consisting primarily of net operating loss carryforwards; and other net assets of $11.3 million. An IPR&D asset of $79.6 million was also recorded for the future development of hemostatic agents using Medafor’s proprietary technology. The fair value of the IPR&D asset was determined based upon the present value of expected future cash flows adjusted for the probability of technological and commercial risk, utilizing a risk-adjusted discount rate of 16%. The excess of the purchase price over fair value of the acquired net assets was recorded as goodwill of $80.3 million. The goodwill

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized includes the value of future applications for projects and products that did not meet the criteria for separate recognition of IPR&D. Additionally, synergies are expected to result from expanding the market for the company’s sealant and hemostat products through its sales organization and customer relationships. The goodwill is not deductible for tax purposes. Developed technologies are being amortized over their estimated useful lives of approximately 10 years. The company incurred acquisition-related transaction costs of $2.2 million, which were expensed to marketing, selling and administrative expense. In connection with this acquisition, the company recorded a charge of $4.1 million ($2.6 million after tax) to other (income) expense, net, associated with integration costs.

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

On October 19, 2012, the company acquired all of the outstanding shares of Neomend, Inc. (“Neomend”), a privately-held company engaged in the development and commercialization of innovative surgical sealants. The total purchase consideration of $133.7 million included the fair value of contingent consideration of up to $25 million, which is based on the achievement of sales-based milestones through 2016. The fair value of the contingent consideration was determined by utilizing a probability weighted cash flow estimate adjusted for the expected timing of the payment and was not material as of the acquisition date. Neomend’s products expanded Bard’s surgical specialties product portfolio to include Progel® surgical sealant, the only product approved by the United States Food and Drug Administration (“FDA”) for the treatment of intraoperative air leaks in connection with thoracic surgery. Neomend’s proprietary technology and pipeline provides the opportunity for future clinical indications across a variety of surgical specialty applications. The acquisition was accounted for as a business combination, and the results of operations have been included in the company’s results since the acquisition date. The fair value of the assets acquired and the liabilities assumed resulted in the recognition of: core technologies of $62.8 million; deferred tax assets of $27.0 million, consisting primarily of net operating loss carryforwards; deferred tax liabilities of $36.0 million, primarily associated with intangible assets; and other net liabilities of $1.9 million. An IPR&D asset of $29.4 million was also recorded for the development of cardiovascular indications using Neomend’s proprietary technology. The fair value of the IPR&D asset was determined based upon the present value of expected future cash flows adjusted for the probability of technological and commercial risk, utilizing a risk-adjusted discount rate of 24%. The excess of the purchase price over fair value of the acquired net assets was recorded as goodwill of $52.4 million. The goodwill recognized includes the value of future applications for projects and products that did not meet the criteria for separate recognition of IPR&D. The goodwill is not deductible for tax purposes. Core technologies are being amortized over their estimated useful lives of approximately 15 years. The company incurred acquisition-related transaction costs of $1.3 million, which were expensed to marketing, selling and administrative expense.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 16, 2011, the company acquired Lutonix, Inc. (“Lutonix”), a development stage company specializing in drug-coated balloon technology for the treatment of peripheral arterial disease. The total purchase consideration of $298.0 million included an upfront cash payment of $228.0 million and an acquisition date fair value of contingent consideration of $70.0 million. The contingent consideration, which totaled $100 million, consisted of a milestone payment related to Pre-Market Approval (“PMA”) of Lutonix’s drug-coated percutaneous transluminal angioplasty (“PTA”) balloon. Lutonix conducted an investigational device exemption (“IDE”) trial approved by the FDA using drug-coated balloons for the treatment of peripheral arterial disease. The Lutonix LEVANT 2 study was a prospective, randomized, single-blinded, multi-center pivotal IDE trial that compared the Lutonix drug-coated balloon to standard balloon angioplasty. Lutonix received the European Conformity (also known as a CE mark) regulatory approval in 2011, and Bard started selling the device in Europe in 2012. The company has begun a larger registry study in Europe and additional IDE studies to support broader marketing claims and obtain additional clinical data. The acquisition date fair value of the contingent consideration was determined by utilizing a probability weighted estimated cash flow stream adjusted for the expected timing of the payment. Subsequent to the acquisition date, the contingent consideration liability was remeasured to its current fair value with changes recorded in earnings. The fair value of the contingent consideration liability was approximately $73 million at December 31, 2013. The underlying probability of payment of the contingent consideration was 75% at December 31, 2013.

On October 10, 2014, the company announced the FDA approval of the Lutonix drug-coated PTA balloon for the treatment of vascular disease of the superficial femoral or popliteal arteries. This approval followed a unanimous favorable recommendation from the FDA’s Circulatory Systems Devices Advisory Panel in June 2014. The FDA’s approval of the Lutonix drug-coated PTA balloon was supported by results of the LEVANT 2 study. Following receipt of regulatory approval, the company launched this product in the United States and made the contingent milestone payment of $100 million in October 2014.

Divestiture

On November 1, 2013, the company closed on the sale of certain assets and liabilities of its electrophysiology division (the “EP Sale”) to Boston Scientific Corporation (“Boston Scientific”) and received net cash proceeds of $267.4 million. The company recorded to other (income) expense, net, a gain on the sale of $213.0 million ($118.5 million after tax). As a result of this transaction, the company derecognized $38.9 million of goodwill, allocated based upon the relative fair value of EP assets. The company recorded divestiture-related charges of $17.5 million ($12.2 million after tax), primarily consisting of severance and other employee termination and consulting costs incurred in connection with the divestiture of EP. Severance costs of $6.7 million ($5.2 million after tax) were incurred during 2013. At December 31, 2014, the remaining liability for these costs was $1.5 million.

The company is providing contract manufacturing and other transition services to Boston Scientific for up to five years following the closing date, with limited exceptions. Due to the company’s continuing involvement in the operations of EP, the criteria for reporting the results of EP as a discontinued operation were not met.

3. Restructuring and Asset Impairments

Restructuring

During the fourth quarter of 2012, the company committed to a plan (the “2012 Restructuring Plan”) which included the elimination of certain positions and other terminations worldwide. In connection with this plan, the company recorded employee separation costs under the company’s existing severance programs and other costs related to one-time termination benefits of $19.2 million ($13.0 million after tax). Substantially all of these costs were cash expenditures paid by the end of 2013. In addition, $2.1 million of these restructuring costs were reversed in 2013.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Asset Impairments

During 2014, the company recorded $6.8 million ($4.3 million after tax) to research and development expense for the impairment of IPR&D projects, primarily due to changes in cash flow assumptions.

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

4. Income Taxes

The components of income from operations before income taxes for the following years ended December 31 consisted of:

	2014	2013	2012
(dollars in millions)
United States	$344.3	$1,291.8	$435.1
Foreign	101.5	(78.4)	297.3

	$445.8	$1,213.4	$732.4

The income tax provision for the following years ended December 31 consisted of:

	2014	2013	2012
(dollars in millions)
Current provision
Federal	$130.1	$468.5	$115.0
Foreign	32.3	37.2	40.0
State	15.8	57.6	15.6

	178.2	563.3	170.6

Deferred (benefit) provision
Federal	(17.8)	(29.9)	34.2
Foreign	(3.9)	(3.8)	(4.2)
State	(5.2)	(6.0)	1.7

	(26.9)	(39.7)	31.7

	$151.3	$523.6	$202.3

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and deferred tax liabilities at December 31 consisted of:

	2014	2013
(dollars in millions)
Deferred tax assets
Employee benefits	$153.6	$143.6
Inventory	9.9	4.5
Receivables and rebates	30.0	26.8
Accrued expenses	232.0	119.6
Loss carryforwards and credits	76.5	100.3
Other	—	0.7

Gross deferred tax assets	502.0	395.5
Valuation allowance	(43.9)	(35.1)

	458.1	360.4
Deferred tax liabilities
Intangibles	334.5	362.7
Accelerated depreciation	21.1	17.7
Receivables and other	143.6	59.8

	499.2	440.2

	$(41.1)	$(79.8)

At December 31, 2014, the company had federal net operating loss carryforwards of $50.4 million, which expire between 2027 and 2034, state net operating loss carryforwards of $395.0 million, which expire between 2015 and 2034, and foreign net operating loss carryforwards of $25.9 million, which generally have an indefinite life. The company also had various tax credits of $11.8 million with an indefinite life and $14.2 million that expire between 2017 and 2033.

The company records valuation allowances to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. The company considers future taxable income and the periods over which it must be earned in assessing the need for valuation allowances. In the event the company determines it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to expense in the period such determination was made. At December 31, 2014, the valuation allowance primarily related to state and foreign net operating loss carryforward and credits, and to certain other state deferred tax assets.

A reconciliation between the effective income tax rate and the federal statutory rate for the following years ended December 31 is:

	2014		2013		2012
Federal statutory rate	35%		35%		35%
State taxes, net of federal benefit	2%		4%		2%
Operations taxed at less than U.S. rate	(2	)%(A)	5	%(A)	(9)%
Other, net	(1)%		(1)%		—

	34%		43%		28%

(A)	Reflects tax effects of litigation charges, net, which consist primarily of product liability claims incurred in a low tax jurisdiction.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The company’s foreign tax incentives consist of incentive tax grants in Malaysia and Puerto Rico. The company’s grants in Malaysia and Puerto Rico will expire in 2015 and 2028, respectively. The approximate dollar and per share effects of the Malaysian and Puerto Rican tax grants are as follows:

	2014(A)	2013(A)	2012
(dollars in millions, except per share amounts)
Tax benefit	$7.0	$5.2	$53.3
Per share benefit	$0.09	$0.06	$0.62

(A)	Litigation charges, net reduced the tax benefit recognized from the incentive tax grant in Puerto Rico.

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

	2014	2013
(dollars in millions)
Balance, January 1	$58.0	$43.4
Additions related to prior year tax positions	7.7	8.5
Reductions related to prior year tax positions	(13.9)	—
Additions for tax positions of the current year	5.1	12.2
Settlements	(18.1)	(2.4)
Lapse of statutes of limitation	(2.7)	(3.7)

Balance, December 31	$36.1	$58.0

The company operates in multiple taxing jurisdictions and faces audits from various tax authorities regarding transfer pricing, the deductibility of certain expenses, intercompany transactions and other matters. As of December 31, 2014, the liability for unrecognized tax benefits related to federal, state and foreign taxes was $36.1 million (of which $31.0 million would impact the effective tax rate if recognized), plus $2.9 million of accrued interest. As of December 31, 2013, the liability for unrecognized tax benefits was $58.0 million plus $6.6 million of accrued interest. Interest and penalties associated with uncertain tax positions amounted to a $0.2 million credit in 2014, $1.3 million of expense in 2013, and a $0.2 million credit in 2012.

The company is currently under examination in several tax jurisdictions and remains subject to examination until the statutes of limitation expire. Within specific countries, the company may be subject to audit by various tax authorities, and subsidiaries operating within the country may be subject to different statutes of limitation expiration dates. As of December 31, 2014, a summary of the tax years that remain subject to examination in the company’s major tax jurisdictions are:

United States – federal	2011 and forward
United States – states	2008 and forward
Germany	2010 and forward
Malaysia	2008 and forward
Puerto Rico	2010 and forward
United Kingdom	2013 and forward

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2014, the company’s income tax provision was reduced by $10.9 million as a result of the completion of U.S Internal Revenue Service (“IRS”) examinations for the tax years from 2008 through 2010. Depending upon open tax examinations and/or the expiration of applicable statutes of limitation, the company believes that it is reasonably possible that the total amount of unrecognized tax benefits may decrease by up to $11.6 million within the next 12 months.

At December 31, 2014, the company did not provide for income taxes on the undistributed earnings of certain foreign operations of approximately $2.1 billion as it is the company’s intention to permanently reinvest these undistributed earnings outside of the United States. Determination of the amount of unrecognized deferred tax liability related to these permanently reinvested earnings is not practicable.

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

	2014	2013	2012
(dollars and shares in millions)
EPS Numerator:
Net income attributable to common shareholders	$294.5	$689.8	$530.1
Less: Income allocated to participating securities	4.8	12.5	10.0

Net income available to common shareholders	$289.7	$677.3	$520.1

EPS Denominator:
Weighted average common shares outstanding	75.6	79.3	83.3
Dilutive common share equivalents from share-based compensation plans	1.5	1.4	1.1

Weighted average common and common equivalent shares outstanding, assuming dilution	77.1	80.7	84.4

6. Financial Instruments

Foreign Exchange Derivative Instruments

The company enters into readily marketable forward and option contracts with financial institutions to help reduce its exposure to foreign currency exchange rate fluctuations. These contracts limit volatility because gains and losses associated with foreign currency exchange rate movements are generally offset by movements in the underlying hedged item. The notional value of the company’s forward currency and option currency contracts was $191.1 million and $148.9 million at December 31, 2014 and 2013, respectively.

Interest Rate Derivative Instruments

The company may use interest rate swap contracts to manage its net exposure to interest rates and to help reduce its overall cost of borrowing on certain long-term debt. The notional value of the company’s outstanding interest rate swap contract is $250 million that effectively converts its 2.875% fixed-rate notes due 2016 to a floating-rate instrument.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 12, 2014, the company entered into a forward starting interest rate swap contract to manage its exposure to interest rate volatility in anticipation of issuing fixed-rate debt. The company’s forward swap contract has a notional value of $250 million and a mandatory termination date of May 2016.

The location and fair value of derivative instruments that are designated as hedging instruments recognized in the consolidated balance sheets at December 31, are as follows:

	Balance Sheet Location	Fair Value of Derivatives
Derivatives Designated as Hedging Instruments		2014	2013
(dollars in millions)
Forward currency contracts	Other current assets	$1.9	$1.2
Option currency contracts	Other current assets	9.3	1.3
Interest rate swap contracts	Other assets	4.9	8.9

		$16.1	$11.4

Forward currency contracts	Accrued expenses	$6.6	$0.5

		$6.6	$0.5

The location and amounts of gains and losses on derivative instruments designated as cash flow hedges and the impact on shareholders’ investment for the years ended December 31, are as follows:

	Gain/(Loss) Recognized in Other Comprehensive Income (Loss)			Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
(dollars in millions)	2014	2013	2012		2014	2013	2012
Forward currency contracts	$(4.6)	$4.2	$4.0	Cost of goods sold	$1.4	$3.0	$(1.3)
Option currency contracts	6.8	(1.7)	(0.5)	Cost of goods sold	(2.0)	(1.8)	2.5
Interest rate swap contract	0.2	—	—	Interest expense	—	—	—

	$2.4	$2.5	$3.5		$(0.6)	$1.2	$1.2

At December 31, 2014, the company had gains of approximately $0.9 million in accumulated other comprehensive loss in the consolidated balance sheet that are expected to be reclassified into earnings in 2015.

The location and amounts of gains and losses on the derivative instrument designated as a fair value hedge for the years ended December 31, are as follows:

		(Loss)/Gain Recognized on Swap			Gain/(Loss) Recognized on Long-Term Debt
(dollars in millions)	Income Statement Location	2014	2013	2012	2014	2013	2012
Interest rate swap contract	Interest expense	$(4.3)	$(4.4)	$1.2	$4.3	$4.4	$(1.2)

Financial Instruments Measured at Fair Value on a Recurring Basis

Fair value is defined as the exit price that would be received to sell an asset or paid to transfer a liability. Fair value is a market-based measurement that is determined using assumptions that market participants would

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

use in pricing an asset or liability. The fair value guidance establishes a three-level hierarchy which maximizes the use of observable inputs and minimizes the use of unobservable inputs used in measuring fair value. The levels within the hierarchy range from Level 1 having observable inputs to Level 3 having unobservable inputs.

The following table summarizes certain financial instrument assets measured at fair value on a recurring basis at December 31:

	2014	2013
(dollars in millions)
Forward currency contracts	$(4.7)	$0.7
Option currency contracts	9.3	1.3
Interest rate swap contracts	4.9	8.9

The fair values were measured using significant other observable inputs and valued by reference to similar financial instruments, adjusted for restrictions and other terms specific to each instrument. These financial instruments are categorized as Level 2 under the fair value hierarchy.

The fair value of the liability for contingent consideration related to acquisitions was measured using significant unobservable inputs and is categorized as Level 3 under the fair value hierarchy. The change in the liability for contingent consideration is as follows:

	2014	2013
(dollars in millions)
Balance, January 1	$95.7	$77.1
Purchase price contingent consideration	3.0	17.2
Payments	(100.4)	(1.0)
Change in fair value of contingent consideration	24.8	2.4

Balance, December 31	$23.1	$95.7

Financial Instruments Not Measured at Fair Value

The fair value of commercial paper borrowings of $78.0 million at December 31, 2014 approximated the carrying value. There were no commercial paper borrowings outstanding at December 31, 2013.

The estimated fair value of long-term debt including the effect of the related swap contract was $1,481.7 million and $1,435.4 million at December 31, 2014 and 2013, respectively. The fair value was estimated using dealer quotes for similarly-rated debt instruments over the remaining contractual term of the company’s obligation. Long-term debt is categorized as Level 2 under the fair value hierarchy.

Concentration Risks

The company is potentially subject to concentration of credit risk through its cash equivalents and accounts receivable. The company performs periodic evaluations of the relative credit standing of its financial institutions and limits the amount of credit exposure with any one institution. Concentrations of risk with respect to trade accounts receivable are limited due to the large number of customers dispersed across many geographic areas. However, accounts receivable balances include sales to government-supported healthcare systems outside the United States. The company monitors economic conditions and evaluates accounts receivable in certain countries for potential collection risks. Economic conditions and other factors in certain countries, particularly in Spain, Italy, Greece and Portugal, have resulted in, and may continue to result in, an increase in the average length of

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

time that it takes to collect these accounts receivable and may require the company to re-evaluate the collectability of these receivables in future periods. At December 31, 2014, the company’s accounts receivable, net of allowances, from the national healthcare systems in these countries and amounts past due greater than 365 days are as follows:

	Accounts Receivable, net	Greater Than 365 Days Past Due
(dollars in millions)
Spain	$12.6	$0.4
Italy	13.3	1.6
Greece	8.9	4.6
Portugal	3.0	1.0

	$37.8	$7.6

Sales to distributors, which supply the company’s products to many end-users, accounted for approximately 34% of the company’s net sales in 2014, and the five largest distributors combined, including the company’s Medicon joint venture, accounted for approximately 66% of distributors’ sales. One large distributor accounted for approximately 9% of the company’s net sales in each of 2014, 2013 and 2012. This distributor represented gross receivables of approximately $39.5 million and $35.8 million as of December 31, 2014 and 2013, respectively.

7. Inventories

Inventories at December 31 consisted of:

	2014	2013
(dollars in millions)
Finished goods	$225.4	$218.3
Work in process	23.5	21.9
Raw materials	127.3	116.0

	$376.2	$356.2

Consigned inventory was $48.6 million and $47.7 million at December 31, 2014 and 2013, respectively.

8. Other Intangible Assets

Other intangible assets at December 31 consisted of:

	2014		2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(dollars in millions)
Core and developed technologies	$1,082.5	$(333.4)	$968.3	$(271.5)
Customer relationships	138.9	(58.7)	144.6	(51.4)
In-process research and development(A)	132.9	—	270.5	—
Other intangibles	183.6	(91.9)	241.8	(137.4)

	$1,537.9	$(484.0)	$1,625.2	$(460.3)

(A)	See Note 3 of the notes to consolidated financial statements for further discussion of IPR&D impairment charges.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts capitalized as in-process research and development are accounted for as indefinite-lived intangible assets until completion or abandonment of the project. During 2014, IPR&D assets of $133.7 million related to the Lutonix acquisition were reclassified to core and developed technologies upon receipt of regulatory approval.

Amortization expense was $108.8 million, $89.5 million and $82.7 million in 2014, 2013 and 2012, respectively. The estimated amortization expense for the years 2015 through 2019 based on the company’s amortizable intangible assets as of December 31, 2014 is as follows: 2015 - $115.5 million; 2016 - $112.2 million; 2017 - $109.2 million; 2018 - $105.1 million; and 2019 - $100.8 million.

9. Debt

Long-term debt at December 31 consisted of:

	2014	2013
(dollars in millions)
1.375% notes due 2018	$499.6	$499.5
4.40% notes due 2021	497.9	497.5
2.875% notes due 2016	254.6	258.9
6.70% notes due 2026	149.8	149.8

	$1,401.9	$1,405.7

On October 30, 2012, the company issued $500 million aggregate principal amount of 1.375% senior unsecured notes due 2018. Interest on the notes is payable semi-annually. Net proceeds from the issuance of the notes were used for general corporate purposes, including repayment of commercial paper and to fund acquisitions.

With the exception of the 6.70% notes due 2026, the notes included in the above table are redeemable in whole or in part at any time, at the company’s option at specified redemption prices or, at the holder’s option, upon change of control triggering event, as defined in the applicable indenture.

In November 2014, the company amended its $750 million five-year committed syndicated bank credit facility that was scheduled to expire in September 2018. The amendment extends the commitment termination date until November 2019. The amended credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The facility includes pricing based on the company’s long-term credit ratings and includes a financial covenant that limits the amount of total debt to total capitalization. At December 31, 2014, the company was in compliance with this covenant. The company had commercial paper borrowings outstanding of $78.0 million at December 31, 2014. There were no commercial paper borrowings outstanding at December 31, 2013. The weighted-average effective interest rate on commercial paper borrowings outstanding at December 31, 2014 was 0.3%.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Product Liability Matters

Hernia Product Claims

As of February 1, 2015, approximately 80 federal and 45 state lawsuits involving individual claims by approximately 125 plaintiffs, as well as three putative class actions in the United States are currently pending against the company with respect to its Composix® Kugel® and certain other hernia repair implant products (collectively, the “Hernia Product Claims”). The company voluntarily recalled certain sizes and lots of the Composix® Kugel® products beginning in December 2005. One of the U.S. putative class action lawsuits consolidated eight previously-filed U.S. class action lawsuits. The putative class actions, none of which has been certified, seek: (i) medical monitoring; (ii) compensatory damages; (iii) punitive damages; (iv) a judicial finding of defect and causation; and/or (v) attorneys’ fees. In April 2014, a settlement was reached with respect to the three putative Canadian class actions within amounts previously recorded by the company. Approximately 25 of the state lawsuits, involving individual claims by approximately 25 plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions. The Hernia Product Claims also generally seek damages for personal injury resulting from use of the products.

In June 2007, the Composix® Kugel® lawsuits and, subsequently, other hernia repair product lawsuits, pending in federal courts nationwide were transferred into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island.

In June 2011, the company announced that it had reached agreements in principle with various plaintiffs’ law firms to settle the majority of its existing Hernia Product Claims. Each agreement was subject to certain conditions, including requirements for participation in the proposed settlements by a certain minimum number of plaintiffs. In addition, the company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Hernia Product Claims, and intends to vigorously defend Hernia Product Claims that do not settle, including through litigation. The company cannot give any assurances that the resolution of the Hernia Product Claims that have not settled, including asserted and unasserted claims and the putative class action lawsuits, will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

Women’s Health Product Claims

As of February 9, 2015, product liability lawsuits involving individual claims by approximately 14,090 plaintiffs have been filed against the company in various federal and state jurisdictions alleging personal injuries associated with the use of certain of the company’s surgical continence products for women. In addition, five

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

putative class actions in the United States and four putative class actions in Canada have been filed against the company (all lawsuits, collectively, the “Women’s Health Product Claims”). The Women’s Health Product Claims generally seek damages for personal injury resulting from use of the products. The putative class actions, none of which has been certified, seek: (i) medical monitoring; (ii) compensatory damages; (iii) punitive damages; (iv) a judicial finding of defect and causation; and/or (v) attorneys’ fees. With respect to approximately half of the filed and asserted Women’s Health Product Claims, the company believes that two subsidiaries of Covidien plc (“Covidien”), each a supplier of the company, have an obligation to defend and indemnify the company with respect to any product defect liability.

In October 2010, the Women’s Health Product Claims involving solely Avaulta® products pending in federal courts nationwide were transferred into an MDL in the United States District Court for the Southern District of West Virginia (the “District Court”), the scope of which was later expanded to include lawsuits involving all women’s surgical continence products that are manufactured or distributed by the company. The first trial in a state court was completed in California in July 2012 and resulted in a judgment against the company of approximately $3.6 million. On appeal the decision was affirmed by the appellate court in November 2014. The company filed a petition for review to the California Supreme Court on December 24, 2014. The first trial in the MDL commenced in July 2013 and resulted in a judgment against the company of approximately $2 million. The company has appealed this decision. During the third quarter of 2013, the company settled one MDL case and one New Jersey state case. In addition, during the third quarter of 2013, one MDL case was voluntarily dismissed with prejudice. On January 16, 2014 and July 31, 2014, the District Court ordered that the company prepare 200 and then an additional 300 individual cases, respectively, for trial (the “WHP Pre-Trial Orders”) (the timing for which is currently unknown). These WHP Pre-Trial Orders resulted in significant additional litigation-related defense costs beginning in the second quarter of 2014 and are expected to result in material additional cost in 2015 in defending Women’s Health Product Claims. The District Court may also order that the company prepare additional cases for trial, which could result in material additional cost in future periods. During the second quarter of 2014, the company reached an agreement with two plaintiffs’ law firms to settle their inventory of cases, representing more than 500 of the filed or asserted Women’s Health Product Claims, which the company believes are not the subject of Covidien’s indemnification obligation. The company also settled one MDL case that was originally scheduled for trial in May 2014. In the third quarter of 2014, the company reached an agreement with a plaintiffs’ law firm to settle approximately 25 of the filed or asserted Women’s Health Product Claims, which the company believes are not the subject of Covidien’s indemnification obligation. The settlements reached in 2014 for Women’s Health Product Claims were within the amounts previously recorded by the company. In addition, the company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Women’s Health Product Claims, which may include additional inventory settlements. A trial is scheduled to begin in the MDL in February 2015, however as of the date of this filing the parties have reached an agreement in principle to settle the case. A state court trial in Missouri is scheduled for April 2015. The company anticipates that multiple additional trials, including a possible consolidated trial, may occur in 2015.

In December 2014, Covidien filed a motion for leave to amend their answer in the underlying MDL for Women’s Health Claims to assert cross-claims against the company in the Women’s Health Product MDL to challenge the indemnification provisions of certain of their supply agreements with the company. On January 22, 2015, the company initiated litigation and/or arbitration seeking, among other things, declaratory relief under its supply agreements with two subsidiaries of Covidien in three separate jurisdictions—New Jersey state court, the English High Court of Justice in London and Atlanta, Georgia.

The company does not believe that any verdicts entered to date are representative of potential outcomes of all Women’s Health Product Claims. The case numbers set forth above do not include approximately 850 generic complaints involving women’s health products where the company cannot, based on the allegations in the complaints, determine whether any of those cases involves the company’s women’s health products. In addition,

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the case numbers set forth above do not include approximately 1,800 claims that have been threatened against the company but for which complaints have not yet been filed. While the company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Women’s Health Product Claims and intends to vigorously defend the Women’s Health Product Claims that do not settle, including through litigation, it cannot give any assurances that the resolution of these claims and the related litigation with Covidien will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

Filter Product Claims

As of February 9, 2015, product liability lawsuits involving individual claims by 50 plaintiffs are currently pending against the company in various federal and state jurisdictions alleging personal injuries associated with the use of the company’s vena cava filter products (all lawsuits, collectively, the “Filter Product Claims”). The first Filter Product Claim trial was completed in June 2012 and resulted in a judgment for the company. The company expects additional trials of Filter Product Claims to take place over the next 12 months. During the second quarter of 2013, the company finalized settlement agreements with respect to more than 30 Filter Product Claims and made payments with respect to such claims within the amounts previously recorded. The case numbers set forth above do not include approximately 150 claims that have been threatened against the company but for which complaints have not yet been filed. While the company intends to vigorously defend Filter Product Claims that do not settle, including through litigation, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

General

In most product liability litigations (like those described above), plaintiffs allege a wide variety of claims, ranging from allegations of serious injury caused by the products to efforts to obtain compensation notwithstanding the absence of any injury. In many of these cases, the company has not yet received and reviewed complete information regarding the plaintiffs and their medical conditions and, consequently, is unable to fully evaluate the claims. The company expects that it will receive and review additional information regarding any remaining unsettled product liability matters.

The company believes that some settlements and judgments, as well as some legal defense costs, relating to product liability matters are or may be covered in whole or in part under its product liability insurance policies with a limited number of insurance carriers, or, in some circumstances, indemnification obligations to the company from other parties. In certain circumstances, insurance carriers reserve their rights with respect to coverage, or contest or deny coverage, as has occurred with respect to certain claims. In addition, other parties may dispute their indemnification obligations to the company, as has occurred with respect to certain claims. When either of these occur, the company intends to vigorously contest disputes with respect to its insurance coverage or indemnification and to enforce its rights, and accordingly, will record receivables with respect to amounts due under these policies or arrangements, when recovery is probable. Amounts recovered under the company’s product liability insurance policies or indemnification arrangements may be less than the stated coverage limits or less than otherwise expected and may not be adequate to cover damages and/or costs relating to claims. In addition, there is no guarantee that insurers or other parties will pay claims or that coverage or indemnity will be otherwise available.

The company’s insurance coverage with respect to the Hernia Product Claims has been exhausted. In the first quarter of 2013 the company recorded a non-cash charge of $25.0 million ($24.5 million after tax) to other

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(income) expense, net, for the write-down of an insurance receivable related to a dispute with one of its excess insurance carriers in connection with these claims. The company continues to evaluate its available insurance coverage as it relates to Women’s Health Product Claims and Filter Product Claims.

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

In December 2007, a U.S. District Court jury in Arizona found that certain of W.L. Gore & Associates Inc.’s (“Gore”) ePTFE vascular grafts and stent-grafts infringe the company’s patent number 6,436,135 (the “135 patent”). The jury upheld the validity of the company’s patent and awarded the company $185 million in past damages. The jury also found that Gore willfully infringed the patent. In a second phase of the trial, the District Court ruled that Gore failed to prove that the patent is unenforceable due to inequitable conduct. In March 2009, the District Court doubled the jury award to approximately $371 million for damages through June 2007. The District Court also awarded the company attorneys’ fees of $19 million and prejudgment interest of approximately $20 million. In addition, the District Court denied Gore’s remaining motions, including its motions for a new trial and to set aside the jury’s verdict. In July 2010, the District Court awarded the company approximately $109 million in additional damages for the period from July 2007 through March 2009. The District Court also assessed a royalty rate of between 12.5% and 20%, depending on the product, that will be used to calculate damages for Gore’s infringing sales from April 2009 through the expiration of the patent.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

judgment relating to infringement were “final and non-appealable.” The District Court continued its stay on the execution of the judgment with respect to willfulness and the related enhanced damages.

On November 1, 2013, Gore paid to the company $894.3 million in cash (the “Gore Proceeds”), the total amount of the compensatory damages for infringement, including pre- and post-judgment interest, and the royalties accrued through September 30, 2013. Gore expressly reserved its right to appeal from the District Court’s rulings and notified the company that, if successful on appeal, it would seek to recover the amounts paid to the company. On December 5, 2013, Gore filed an appeal in the Court of Appeals on all of the District Court’s rulings, including the order denying Gore’s motion for a new trial. On August 8, 2014, the Court of Appeals heard oral argument on Gore’s appeal of the District Court’s rulings. On January 13, 2015, the Court of Appeals affirmed the decision of the District Court regarding its determination that the company established standing and that the 135 patent was willfully infringed. On February 12, 2015, Gore filed a petition for rehearing en banc at the Court of Appeals on the issue of willfulness. Gore may also petition for review by the U.S. Supreme Court.

As of the third quarter of 2013, the company considered both the compensatory damages and the enhanced damages and the royalty awards to be contingent gains. In the fourth quarter of 2013, the company recorded a gain of $894.3 million ($557.4 million after tax) to other (income) expense, net, based on the District Court’s October 2013 rulings and the company’s receipt of the Gore Proceeds. In 2014, the company received $151.8 million of royalty payments from Gore representing Gore’s calculation of royalties for its infringing sales for the quarters ended December 31, 2013 through September 30, 2014. These royalty payments were recorded to revenue during 2014. In addition, in January 2015, the company received $38.4 million from Gore, representing Gore’s calculation of royalties for its infringing sales for the quarter ended December 31, 2014. This royalty payment will be recorded to revenue in the first quarter of 2015. The company has received cumulative proceeds from Gore of $1,084.5 million. The company has concluded that the chance of Gore establishing its right to recover this cash is remote. The company continues to account for the enhanced damages of approximately $206 million awarded by the District Court due to Gore’s willfulness as a contingent gain.

The timing of final resolution of this litigation remains uncertain. The company cannot give any assurances that royalties for Gore’s future infringing sales will remain at or near historic levels.

In an unrelated matter, Gore filed suit in June 2011 in U.S. District Court in Delaware alleging the company had infringed on several of Gore’s patents. Fact and expert discovery have been completed and in the fourth quarter of 2014 the parties both filed motions for summary judgment. Oral arguments on the motions occurred on January 30, 2015. The company intends to vigorously defend the allegations asserted by Gore and believes that Gore’s claims are without merit. The company cannot give any assurances that an adverse resolution of this matter will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In the second quarter of 2014, the company recorded an additional charge related to these matters, net of estimated recoveries to other (income) expense, net, of approximately $259.0 million ($238.0 million after tax). The company recorded this charge based on additional information obtained during the quarter, including with respect to the factors noted above. Specifically, the company considered its discussions with plaintiffs’ counsel, the increase in the rate of claims being filed (which led the company to increase its estimate of unasserted claims), and the value, number of cases and nature of the inventory of cases with respect to the recent settlements of claims by the company and other manufacturers.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accruals for product liability and other legal matters amounted to $1,041.5 million, of which $101.7 million was recorded to accrued expenses, and $662.4 million, of which $117.5 million was recorded to accrued expenses, at December 31, 2014 and 2013, respectively. The company has made total payments of $249.5 million to qualified settlement funds (“QSFs”), of which $72.4 million were made during 2014, subject to certain settlement conditions, for certain product liability matters. Payments to QSFs are recorded as a component of restricted cash. Total payments of $202.0 million from these QSFs have been made to qualified claimants, of which $41.2 million were made during 2014. In addition, other payments of $35.9 million have been made to qualified claimants, of which $6.5 million were made during 2014.

The company recorded receivables related to product liability matters amounting to $379.3 million, of which $358.9 million was recorded to other assets, and $234.9 million at December 31, 2014 and 2013, respectively. A substantial amount of the receivable at December 31, 2014 and 2013 is the subject of a dispute with Covidien who has contested, at least in part, its obligation to defend and indemnify the company, which the company refutes. Approximately half of the filed and asserted Women’s Health Product Claims relate to certain products distributed by the company under agreements with Covidien. These agreements include indemnification provisions pursuant to which the company is indemnified by Covidien for any liabilities of the company arising from product liability claims relating to any alleged product defect, one of the theories on which the Women’s Health Product Claims are based. The company engaged outside counsel to evaluate the company’s rights with respect to the dispute, and outside counsel issued a legal opinion supporting the company’s belief regarding Covidien’s obligation to defend and indemnify the company for product defect claims with respect to the products manufactured by Covidien that are the subject of the Women’s Health Product Claims. As noted above, the Company instituted litigation against Covidien in three separate jurisdictions regarding the supply agreements at issue. After considering the following factors (as appropriate): the nature of the claims; relevant contracts; relevant factual and legal issues; the advice and judgment of outside legal counsel, including a legal opinion; the creditworthiness of Covidien; and other pertinent factors, the company believes that collectability of these receivables is probable and therefore recorded as a receivable.

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

The company is committed under noncancelable operating leases involving certain facilities and equipment. The minimum annual rentals under the terms of these leases are as follows: 2015 - $30.5 million; 2016 - $27.0 million; 2017 - $20.8 million; 2018 - $16.5 million; 2019 - $12.3 million and thereafter - $49.1 million. Total rental expense for operating leases approximated $32.3 million in 2014, $29.4 million in 2013 and $25.9 million in 2012.

11. Share-Based Compensation Plans

The company may grant a variety of share-based payments under the 2012 Long Term Incentive Plan of C. R. Bard, Inc., as amended and restated (the “LTIP”) and the 2005 Directors’ Stock Award Plan of C. R. Bard,

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inc., as amended and restated (the “Directors’ Plan”) to certain directors, officers and employees. At the company’s Annual Meeting of Shareholders on April 16, 2014, the shareholders authorized an additional 2,900,000 shares for issuance under the LTIP. The total number of remaining shares at December 31, 2014 that may be issued under the LTIP was 5,609,860 and under the Directors’ Plan was 31,462. Awards under the LTIP may be in the form of stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, unrestricted stock and other stock-based awards. Awards under the Directors’ Plan may be in the form of stock awards, stock options or stock appreciation rights. The company also has two employee stock purchase programs.

Amounts charged against income for share-based payment arrangements were $71.4 million for 2014, $61.5 million for 2013 and $52.1 million for 2012. The related income tax benefit recognized in income for share-based payment arrangements was $24.2 million for 2014, $21.5 million for 2013 and $18.8 million for 2012.

As of December 31, 2014, there were $121.3 million of unrecognized compensation costs related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately two years. The company has sufficient shares to satisfy expected share-based payment arrangements in 2015.

Stock Options - The company grants stock options to certain employees and may grant stock options to directors with exercise prices equal to the average of the high and low prices of the company’s common stock on the date of grant. These stock option awards generally have requisite service periods of up to four years, and ten-year contractual terms. Certain stock option awards granted in prior years provided for accelerated vesting after a minimum of two years subject to performance conditions, which were met. Summarized information regarding total stock option activity and amounts for the year ended December 31, 2014 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding - January 1	5,229,569	$93.30
Granted	665,395	167.12
Exercised	(1,443,239)	82.62
Canceled/forfeited	(93,799)	110.48

Outstanding - December 31	4,357,926	$107.74	6.8	$258.0

Exercisable	2,554,440	$89.59	5.3	$196.8

The company uses a binomial-lattice option valuation model to estimate the fair value of stock options. The assumptions used to estimate the fair value of the company’s stock option grants for the following years ended December 31 are:

	2014	2013	2012
Dividend yield	0.6%	0.7%	0.8%
Risk-free interest rate	1.2%	1.6%	0.9%
Expected option life in years	6.5	6.5	7.0
Expected volatility	21%	21%	21%
Option fair value	$35.69	$29.83	$20.22

Compensation expense related to stock options was $19.4 million, $15.9 million and $15.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014, there were $38.7 million

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of total unrecognized compensation costs related to nonvested stock options. These costs are expected to be recognized over a weighted-average period of approximately two years. During the years ended December 31, 2014, 2013 and 2012, 709,882, 946,698 and 1,152,890 options, respectively, vested with a weighted-average fair value of $23.07, $20.69 and $21.49, respectively. The total intrinsic value of stock options exercised during 2014, 2013 and 2012 was $95.7 million, $78.0 million and $42.1 million, respectively.

Cash received from stock option exercises for the years ended December 31, 2014, 2013 and 2012 was $120.9 million, $135.5 million and $89.6 million, respectively. The actual tax benefit realized for the tax deductions from option exercises was $32.2 million, $26.7 million and $14.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Restricted Stock and Units - Restricted stock awards entitle employees to voting and dividend rights. Restricted stock units entitle employees to dividend rights. Certain restricted stock awards have performance features. Restricted stock and unit grants have requisite service periods of between four to five years. Compensation expense related to restricted stock and units was $21.7 million, $20.0 million and $18.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014, there were $40.4 million of total unrecognized compensation costs related to nonvested restricted stock and unit awards. These costs are expected to be recognized over a weighted-average period of approximately two years. The activity in the nonvested restricted stock and unit awards for the year ended December 31, 2014 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding - January 1	871,633	$98.34
Granted	143,052	167.66
Vested	(342,028)	91.57
Forfeited	(25,962)	104.70

Outstanding - December 31	646,695	$116.99

Other Restricted Stock Units - Certain other restricted stock units have requisite service periods of between four and seven years. No voting or dividend rights are associated with these grants until the underlying shares are issued upon vesting. Compensation expense related to these awards was $7.1 million, $10.0 million and $5.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014, there were $23.9 million of total unrecognized compensation costs related to these nonvested restricted stock unit awards. These costs are expected to be recognized over a weighted-average period of approximately four years. The activity in the nonvested restricted stock unit awards for the year ended December 31, 2014 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding - January 1	510,486	$89.58
Granted	87,172	144.52
Vested	(83,521)	85.34
Forfeited	(53,302)	97.43

Outstanding - December 31	460,835	$99.83

Performance Restricted Stock Units - In the first quarter of each of 2014, 2013 and 2012, the company granted performance restricted stock units to certain officers. These units have requisite service periods of three

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

years and have no dividend rights. Compensation expense related to performance restricted stock units was $12.7 million, $6.6 million and $2.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014, there were $12.4 million of total unrecognized compensation costs related to nonvested performance restricted stock units. These costs are expected to be recognized over a weighted-average period of approximately two years. The actual payout of these units varies based on the company’s performance over the three-year period based on pre-established targets over the period and a market condition modifier based on total shareholder return (“TSR”) compared to an industry peer group. The actual payout under these awards may exceed an officer’s target payout; however, compensation cost initially recognized assumes that the target payout level will be achieved and may be adjusted for subsequent changes in the expected outcome of the performance-related condition. The fair values of these units are based on the market price of the company’s stock on the date of the grant and use a Monte Carlo simulation model for the TSR component. The fair values of the TSR components of the 2014, 2013 and 2012 grants were estimated based on the following assumptions: risk-free interest rate of 0.70%, 0.42% and 0.41%, respectively; dividend yield of 0.62%, 0.81% and 0.85%, respectively; and expected life of approximately 2.9 years for each of the respective grants. At December 31, 2014 and 2013, there were 324,247 and 182,103 nonvested performance restricted stock units outstanding, respectively.

Other Stock-Based Awards - The company grants stock awards to directors. Shares have been generally distributed to a director annually and have a requisite service period of three years. The fair value of these awards is charged to compensation expense over the directors’ terms. Restrictions limit the sale or transfer of these awards until the awarded stock vests and for certain awards until an additional two-year period lapses. There are voting and dividend rights associated with these awards. Compensation expense related to these stock awards was $0.9 million, $0.8 million and $0.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014, there were $0.1 million of total unrecognized compensation costs related to nonvested other stock-based awards. These costs are expected to be recognized over a weighted-average period of approximately three years. At December 31, 2014 and 2013, nonvested other stock-based awards of 13,053 and 16,112 shares, respectively, were outstanding.

Management Stock Purchase Program - The company maintains a management stock purchase program under the Plan (together with a predecessor stock purchase plan, the “MSPP”). Under the MSPP, employees at a specified level may purchase, with their eligible annual bonus, common stock units at a 30% discount from the lower of the price of the common stock on July 1 of the previous year or on the date of purchase, which occurs on the date bonuses are approved by the Board of Directors. Employees make an election on or before June 30 of the previous year as to the percentage of their eligible annual bonus that will be used to purchase common stock units under the MSPP. The company’s predecessor plan provided for the purchase of shares of the company’s common stock. Employees are required to allocate at least 25% of their eligible annual bonuses to purchase common stock units under the MSPP to the extent they have not satisfied certain stock ownership guidelines. MSPP shares or units are restricted from sale or transfer for four years from the purchase date. Only shares or units corresponding to the 30% discount are forfeited if the employee’s employment terminates prior to the end of the four-year vesting period. Dividends or dividend-equivalents are paid on MSPP shares or units, and the participant has the right to vote all MSPP shares. The activity in the MSPP for the year ended December 31, 2014 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding - January 1	206,463	$31.53
Purchased	50,742	37.24
Vested	(52,117)	30.04
Forfeited	(8,521)	33.01

Outstanding - December 31	196,567	$33.33

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The company uses the Black-Scholes model, as a result of the option-like features of the MSPP, to estimate the expense associated with anticipated MSPP purchases. Compensation expense is recognized over a period that will end four years after purchase. The assumptions used for the following years ended December 31 are:

	2014	2013	2012
Dividend yield	0.6%	0.8%	0.9%
Risk-free interest rate	0.07%	0.10%	0.16%
Expected life in years	0.6	0.6	0.6
Expected volatility	20%	15%	20%
Fair value	$51.82	$37.20	$38.33

Compensation expense related to this program was $6.7 million, $5.7 million and $6.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014, there were $5.8 million of total unrecognized compensation costs related to nonvested MSPP shares and units. These costs are expected to be recognized over a weighted-average period of approximately three years.

Employee Stock Purchase Plan - Under the Employee Stock Purchase Plan of C. R. Bard, Inc. as Amended and Restated (“ESPP”), domestic employees and certain foreign employees can purchase Bard stock at a 15% discount to the lesser of the market price on the beginning or ending date of the six-month periods ending June 30 and December 31 of each year. Participants in the ESPP may elect to make after-tax payroll deductions of 1% to 10% of compensation as defined by the plan up to the stated maximum of $20,000 per year. The ESPP is intended to meet the requirements of Section 423 of the Internal Revenue Code of 1986, as amended. At December 31, 2014, 387,583 shares were available for purchase under the ESPP. Employee payroll deductions are for six-month periods beginning each January 1 and July 1. Shares of the company’s common stock are purchased on June 30 or December 31 or the following business day, unless either the purchase of such shares was delayed at the election of the participant or the participant’s employment was terminated. Purchased shares are restricted for sale or transfer for a six-month period. All participant funds received prior to the ESPP purchase dates are held as company liabilities without interest or other increment. No dividends are paid on employee contributions until shares are purchased.

The company values the ESPP purchases utilizing the Black-Scholes model. The weighted average assumptions used for the following years ended December 31 are:

	2014	2013	2012
Dividend yield	0.6%	0.8%	0.9%
Risk-free interest rate	0.08%	0.11%	0.11%
Expected life in years	0.5	0.5	0.5
Expected volatility	18%	16%	26%
Fair value	$27.73	$20.08	$21.21

Compensation expense related to this plan was $2.9 million, $2.5 million and $2.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. For the years ended December 31, 2014 and 2013, employees purchased 118,313 and 138,520 shares, respectively.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The change in benefit obligation, change in fair value of plan assets and funded status for the plans are as follows:

	2014	2013
(dollars in millions)
Benefit obligation - beginning	$476.6	$485.0
Service cost	27.4	30.4
Interest cost	21.2	18.3
Actuarial loss (gain)	46.2	(20.8)
Benefits paid	(22.7)	(39.5)
Currency/other	(4.7)	3.2

Benefit obligation - ending	$544.0	$476.6

Fair value of plan assets - beginning	$416.2	$355.7
Actual return on plan assets	33.5	64.0
Company contributions	32.4	33.4
Benefits paid	(22.7)	(39.5)
Currency/other	(3.8)	2.6

Fair value of plan assets - ending	$455.6	$416.2

Funded status of the plans, December 31	$(88.4)	$(60.4)

Foreign benefit plan assets at fair value included in the preceding table were $92.5 million and $86.2 million at December 31, 2014 and 2013, respectively. The foreign pension plan benefit obligations included in this table were $97.3 million and $89.6 million at December 31, 2014 and 2013, respectively. The benefit obligation for nonqualified plans also included in this table was $77.5 million and $66.8 million at December 31, 2014 and 2013, respectively. The nonqualified plans are generally not funded.

At December 31, 2014 and 2013, the accumulated benefit obligation for all pension plans was $487.7 million and $423.7 million, respectively. At December 31, 2014 and 2013, the accumulated benefit obligation for foreign pension plans was $82.9 million and $73.7 million, respectively. The accumulated benefit obligation for the nonqualified plans was $72.9 million and $62.4 million at December 31, 2014 and 2013, respectively.

For pension plans with benefit obligations in excess of plan assets at December 31, 2014 and 2013, the fair value of plan assets was $370.5 million and $86.2 million, respectively, and the benefit obligation was

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$460.1 million and $156.4 million, respectively. For pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2014 and 2013, the fair value of plan assets was $7.3 million and $7.0 million, respectively, and the accumulated benefit obligation was $83.1 million and $70.2 million, respectively.

Amounts recognized in accumulated other comprehensive loss at December 31 consisted of:

	2014	2013
(dollars in millions)
Net loss	$134.9	$105.8
Prior service credit	(3.2)	(3.7)

Before tax amount	$131.7	$102.1

After tax amount	$85.0	$66.7

The change in net loss in the above table included a net loss of $39.6 million ($14.5 million after tax) and a net gain of $57.4 million ($21.3 million after tax) arising during the years ended December 31, 2014 and 2013, respectively.

Amounts recognized in the consolidated balance sheets at December 31 consisted of:

	2014	2013
(dollars in millions)
Other assets	$1.2	$9.8
Accrued compensation and benefits	(3.6)	(4.6)
Other long-term liabilities	(86.0)	(65.6)

Net amount recognized	$(88.4)	$(60.4)

The estimated net actuarial loss for pension benefits that will be amortized from accumulated other comprehensive loss into net pension cost over the next fiscal year is expected to be $11.7 million.

The components of net periodic benefit cost for the following years ended December 31 are:

	2014	2013	2012
(dollars in millions)
Service cost, net of employee contributions	$26.9	$29.9	$27.8
Interest cost	21.2	18.3	19.5
Expected return on plan assets	(27.9)	(26.0)	(24.1)
Amortization of net loss	10.4	14.1	11.0
Amortization of prior service cost	(0.4)	(0.5)	(0.4)

Net periodic pension cost	$30.2	$35.8	$33.8

The net pension cost attributable to foreign plans included in the above table were $4.2 million, $3.7 million and $3.2 million in 2014, 2013 and 2012, respectively.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average assumptions used in determining pension plan information for the following years ended December 31 are:

	2014	2013	2012
Net Cost
Discount rate	4.58%	3.89%	4.73%
Expected return on plan assets	7.26%	7.27%	7.52%
Rate of compensation increase	3.49%	3.38%	3.76%

Benefit Obligation
Discount rate	3.79%	4.58%	3.89%
Rate of compensation increase	3.42%	3.49%	3.38%

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

The weighted average target asset allocations for the plans at December 31, are as follows:

	Target Allocation
	2014	2013
Asset Categories
Equity securities	65%	61%
Fixed income securities	33%	33%
Cash equivalents	2%	6%

Total	100%	100%

Due to short-term fluctuations in asset performance, allocation percentages may temporarily deviate from these target allocation percentages before a rebalancing occurs. Cash equivalents are used to satisfy benefit disbursement requirements and will vary throughout the year.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes fair value measurements of plan assets at December 31:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Total(B)
	2014	2013	2014	2013	2014	2013
(dollars in millions)
Cash equivalents	$7.7	$—	$1.1	$6.7	$8.8	$6.7
Equity securities:
U.S. large-cap	—	—	132.4	117.8	132.4	117.8
U.S. mid-cap	37.3	35.3	—	—	37.3	35.3
U.S. small-cap	46.7	45.8	—	—	46.7	45.8
Foreign	30.3	30.2	45.7	44.9	76.0	75.1
Fixed income securities:
Diversified bond fund(A)	—	—	121.4	106.9	121.4	106.9
Foreign government bonds	—	—	12.8	10.6	12.8	10.6
Foreign corporate notes and bonds	—	—	12.9	11.0	12.9	11.0
Guaranteed insurance contracts	—	—	7.3	7.0	7.3	7.0

Total plan assets	$122.0	$111.3	$333.6	$304.9	$455.6	$416.2

(A)	Diversified bond fund consists of U.S. Treasury bonds, mortgage backed securities, and corporate bonds.
(B)	There were no plan assets categorized as Level 3 at December 31, 2014 and 2013, respectively.

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

Funding Policy and Expected Contributions - The company’s objective in funding its domestic tax-qualified plan is to accumulate funds sufficient to provide for all benefits and to satisfy the minimum contribution requirements of ERISA. Outside the United States, the company’s objective is to fund the international retirement costs over time within the limits of minimum requirements and allowable tax deductions. The company’s annual funding decisions also consider the relationship between the returns on each asset compared to the plan’s corresponding expense and consider the relationship between each tax-qualified plan’s benefit obligation and its corresponding funded status. The company expects to make discretionary contributions of up to $30 million to its qualified plans in 2015.

The total expected benefit payments are as follows:

(dollars in millions)
2015	$35.0
2016	35.6
2017	37.3
2018	38.4
2019	40.0
2020 through 2024	205.9

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Defined Contribution Retirement Plans

All domestic employees of the company not covered by a collective bargaining agreement who have been scheduled for 1,000 hours of service are eligible to participate in the company’s defined contribution plan. The amounts charged to income for this plan were $14.1 million, $12.8 million and $9.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. Outside the United States, the company maintains defined contribution plans along with small pension arrangements that are typically funded with insurance products. These arrangements had a total expense of $5.1 million, $4.2 million and $2.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. In addition, the company maintains a long-term deferred compensation arrangement for directors that allows for the deferral of the annual retainer and meeting fees at the director’s election and provides certain other long-term compensation benefits. The company annually accrues for long-term compensation, which is paid out upon the director’s retirement from the board. These arrangements had a total expense of $6.9 million, $4.9 million and $2.4 million for the years ended December 31, 2014, 2013 and 2012, respectively, and a benefit obligation of $29.6 million and $22.4 million at December 31, 2014 and 2013, respectively.

Other Postretirement Benefit Plan

The company does not provide subsidized postretirement healthcare benefits and life insurance coverage except for a limited number of former employees. As this plan is unfunded, contributions are made as benefits are incurred. The benefit obligation for this plan was $7.7 million and $7.9 million at December 31, 2014 and 2013, respectively. Amounts recognized in accumulated other comprehensive loss were $2.5 million ($1.6 million after tax) for the year ended December 31, 2014 and $2.4 million ($1.5 million after tax) for the year ended December 31, 2013. The net periodic benefit cost was $0.5 million for each of the years ended December 31, 2014 and 2013, and $0.6 million for the year ended December 31, 2012.

13. Other (Income) Expense, Net

The components of other (income) expense, net, for the following years ended December 31 are:

	2014	2013	2012
(dollars in millions)
Interest income	$(2.0)	$(1.3)	$(5.5)
Foreign exchange losses (gains)	1.7	4.4	(0.7)
Litigation charges, net	288.6	428.0	—
Restructuring and productivity initiative costs	11.8	(2.1)	17.4
Gain on sale of investment	(7.1)	—	—
Acquisition-related items	2.3	11.3	2.1
Gore Proceeds	—	(894.3)	—
Gain on the EP Sale	—	(213.0)	—
Contribution to C. R. Bard Foundation, Inc.	—	25.0	2.5
Divestiture-related charges	—	17.5	—
Asset impairments	—	6.4	22.2
Other, net	(4.4)	(1.2)	2.3

Total other (income) expense, net	$290.9	$(619.3)	$40.3

Litigation charges, net – In 2014, the amount reflected estimated costs for product liability matters, net of recoveries, and litigation-related defense costs of $30.1 million in connection with the WHP Pre-Trial Orders. In 2013, the amount reflected estimated costs for product liability matters, net of recoveries, and other litigation matters. See Note 10 of the notes to consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring and productivity initiative costs – In 2014, the amount reflected employee separation costs of $7.5 million primarily to improve the overall cost structure in certain of the company’s vascular businesses. In addition, the amount reflected costs incurred in connection with a separate productivity initiative to streamline certain general and administrative functions to better align resources to the company’s business strategies. Key activities under this initiative may include systems enhancements and the implementation of shared services centers designed to standardize and centralize certain functions. Productivity initiative costs include consulting costs, primarily related to program creation and management, employee separation costs and other related costs. Employee separation costs of $1.7 million were recognized related to this initiative. In 2013, the amount reflected the reversal of certain 2012 Restructuring Plan costs incurred in 2012. In 2012, the amount reflected costs incurred under the 2012 Restructuring Plan and a reversal of certain restructuring costs incurred in 2011. See Note 3 of the notes to consolidated financial statements.

Gain on sale of investment – In 2014, the amount reflected the sale of an equity investment in an e-commerce technology company.

Acquisition-related items – The amounts consist of acquisition-related integration costs. See Note 2 of the notes to consolidated financial statements.

Gore Proceeds – See Note 10 of the notes to consolidated financial statements.

Gain on the EP Sale – See Note 2 of the notes to consolidated financial statements.

Contribution to C. R. Bard Foundation, Inc. – The amounts represent contributions to the C. R. Bard Foundation, Inc.

Divestiture-related charges – The amount reflected separation costs incurred in connection with the EP Sale. See Note 2 of the notes to consolidated financial statements.

Asset impairments – See Note 3 of the notes to consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Other Comprehensive Income

The changes in accumulated other comprehensive income (loss) by component are as follows:

	Derivative Instruments Designated as Cash Flow Hedges		Foreign Currency Translation Adjustments	Benefit Plans(C)	Total
(dollars in millions)
Balance at December 31, 2011	$(1.4)		$41.1	$(106.3)	$(66.6)
Other comprehensive income (loss) before reclassifications	$3.6		$(8.5)	$(23.5)	$(28.4)
Tax (provision) benefit related to other comprehensive income (loss) before reclassifications(A)	(1.8)		—	9.6	7.8

Other comprehensive income (loss) before reclassifications, net of taxes	1.8		(8.5)	(13.9)	(20.6)

Amounts reclassified from accumulated other comprehensive income (loss)	(1.2	)(B)	—	10.8	9.6
Tax provision (benefit) related to amounts reclassified from accumulated other comprehensive income (loss)	0.1		—	(3.7)	(3.6)

Reclassifications, net of tax	(1.1)		—	7.1	6.0

Other comprehensive income (loss)	0.7		(8.5)	(6.8)	(14.6)

Balance at December 31, 2012	$(0.7)		$32.6	$(113.1)	$(81.2)

Other comprehensive income (loss) before reclassifications	$1.7		$14.7	$58.0	$74.4
Tax (provision) benefit related to other comprehensive income (loss) before reclassifications(A)	(0.2)		—	(22.0)	(22.2)

Other comprehensive income (loss) before reclassifications, net of taxes	1.5		14.7	36.0	52.2

Amounts reclassified from accumulated other comprehensive income (loss)	(1.2	)(B)	—	13.9	12.7
Tax provision (benefit) related to amounts reclassified from accumulated other comprehensive income (loss)	0.4		—	(5.0)	(4.6)

Reclassifications, net of tax	(0.8)		—	8.9	8.1

Other comprehensive income (loss)	0.7		14.7	44.9	60.3

Balance at December 31, 2013	$—		$47.3	$(68.2)	$(20.9)

Other comprehensive income (loss) before reclassifications	$2.5		$(50.4)	$(39.9)	$(87.8)
Tax (provision) benefit related to other comprehensive income (loss) before reclassifications(A)	(2.0)		—	14.9	12.9

Other comprehensive income (loss) before reclassifications, net of taxes	0.5		(50.4)	(25.0)	(74.9)

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Derivative Instruments Designated as Cash Flow Hedges		Foreign Currency Translation Adjustments	Benefit Plans(C)	Total
(dollars in millions)
Amounts reclassified from accumulated other comprehensive income (loss)	0.6	(B)	—	10.1	10.7
Tax provision (benefit) related to amounts reclassified from accumulated other comprehensive income (loss)	(0.2)		—	(3.5)	(3.7)

Reclassifications, net of tax	0.4		—	6.6	7.0

Other comprehensive income (loss)	0.9		(50.4)	(18.4)	(67.9)

Balance at December 31, 2014	$0.9		$(3.1)	$(86.6)	$(88.8)

(A)	Income taxes are not provided for foreign currency translation adjustment.
(B)	See Note 6 of the notes to consolidated financial statements.
(C)	These components are included in the computation of net periodic pension cost. See Note 12 of the notes to consolidated financial statements.

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

Net sales based on the location of the external customer and identifiable assets by geographic region for the following years ended December 31 are:

	2014	2013	2012
(dollars in millions)
Net sales
United States	$2,263.5	$2,014.1	$1,967.7
Europe(A)	488.5	474.4	461.8
Japan	164.4	164.0	163.2
Other(A)	407.2	397.0	365.4

	$3,323.6	$3,049.5	$2,958.1

(A)	Beginning in 2014, certain emerging markets in Europe are included in the “other” geographic region. Prior year amounts have been reclassified to conform to the current year presentation.

Long-lived assets
United States	$809.0	$612.5	$390.5
Europe	56.5	52.3	49.6
Other	23.4	17.6	17.8

	$888.9	$682.4	$457.9

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total net sales by product group category for the following years ended December 31 are:

	2014	2013	2012
(dollars in millions)
Vascular	$928.3	$830.0	$845.0
Urology	835.9	776.6	757.8
Oncology	910.9	857.1	812.4
Surgical Specialties	555.1	499.0	455.1
Other	93.4	86.8	87.8

	$3,323.6	$3,049.5	$2,958.1

16. Unaudited Interim Financial Information

2014	1st Qtr	2nd Qtr		3rd Qtr	4th Qtr	Year
(dollars in millions except per share amounts)
Net sales	$799.3	$827.1		$830.0	$867.2	$3,323.6
Cost of goods sold	309.5	320.7		308.9	319.5	1,258.6
Income (loss) from operations before income taxes	183.6	(92.8)		180.3	174.7	445.8
Net income (loss)	148.4	(119.4)		131.3	134.2	294.5
Basic earnings (loss) per share available to common shareholders(A)	1.89	(1.59)		1.73	1.76	3.83
Diluted earnings (loss) per share available to common shareholders(A)	1.86	(1.59	)(B)	1.69	1.72	3.76

(A)	Total per share amounts may not add due to rounding.
(B)

Common share equivalents primarily from share-based compensation plans were not included in the computation of diluted weighted average shares outstanding because their effect would have been antidilutive.

The first quarter 2014 included a benefit of $10.9 million to the income tax provision as a result of the completion of IRS examinations for the tax years 2008 through 2010, a gain on sale of an equity investment of $7.1 million, and acquisition-related items of $3.1 million primarily consisting of integration costs. These items increased net income by $13.5 million after tax, or $0.17 diluted earnings per share available to common shareholders.

The second quarter 2014 included litigation charges, net, of $262.7 million, and acquisition-related items of $22.5 million primarily consisting of a purchase accounting adjustment of $20.7 million. These items increased net loss by $262.4 million after tax, or $3.37 diluted loss per share available to common shareholders.

The third quarter of 2014 included litigation-related defense costs of $13.2 million incurred in connection with the WHP Pre-Trial Orders and an impairment charge for an IPR&D project of $6.2 million. These items decreased net income by $18.3 million after tax, or $0.24 diluted earnings per share available to common shareholders.

The fourth quarter of 2014 included litigation-related defense costs of $12.7 million incurred in connection with the WHP Pre-Trial Orders, restructuring and productivity initiative costs of $10.1 million, and acquisition-related items of $7.5 million primarily consisting of a purchase accounting adjustment of $5.0 million. Also included was a credit of $3.5 million related to the excise tax paid on U.S. medical device sales in 2013 associated with an agreement reached with the IRS during 2014. These items decreased net income by $24.7 million after tax, or $0.32 diluted earnings per share available to common shareholders.

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

The second quarter 2013 included litigation charges, net, of $292.4 million, asset impairments of $3.2 million, and a reversal of $1.4 million of restructuring costs. These items increased net loss by $277.1 million after tax, or $3.35 diluted loss per share available to common shareholders.

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

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of December 31, 2014. Based upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2014, the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to accomplish their objectives at the reasonable assurance level. There have been no changes in internal control over financial reporting for the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting is included in Item 8 and is incorporated herein by reference.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to Directors of the company is incorporated herein by reference to the material contained under the heading “Proposal No. 1 — Election of Directors” in the company’s definitive Proxy Statement for its 2015 annual meeting of shareholders (the “2015 Proxy Statement”).

Information with respect to Executive Officers of the company is contained at the end of Part I of this filing under the heading “Executive Officers of the Registrant” and is incorporated by reference into this Item.

The information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the company’s 2015 Proxy Statement is incorporated herein by reference.

The information contained under the caption “Corporate Governance — The Board of Directors and Committees of the Board” in the company’s 2015 Proxy Statement is incorporated herein by reference.

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

Item 11. Executive Compensation

The information contained under the captions “Executive Officer Compensation,” “Director Compensation,” “Corporate Governance — The Board of Directors and Committees of the Board — Compensation Committee — Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the company’s 2015 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the captions “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and “Equity Compensation Plan Information” in the company’s 2015 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under the captions “Related Person Transactions” and “Corporate Governance — Director Independence” in the company’s 2015 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information contained under the caption “Proposal No. 2 — Ratification of the Appointment of KPMG LLP as Independent Registered Public Accounting Firm” in the company’s 2015 Proxy Statement is incorporated herein by reference.

III-1

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)

l. Financial Statements. See Index to Consolidated Financial Statements at Item 8, page II-21 of this report.

2. Financial Statement Schedules.

Schedule II. Valuation and Qualifying Accounts for the years ended December 31, 2014, 2013 and 2012.

(dollars in millions)	Balance Beginning of Year	Charges to Costs and Expenses	Deductions(1)	Balance End of Year
Year Ended December 31, 2014
Allowance for inventory obsolescence	$31.3	$21.6	$(16.4)	$36.5
Allowance for doubtful accounts	11.6	1.7	(3.2)	10.1

Totals	$42.9	$23.3	$(19.6)	$46.6

(dollars in millions)	Balance Beginning of Year	Charges to Costs and Expenses	Deductions(1)	Balance End of Year
Year Ended December 31, 2013
Allowance for inventory obsolescence	$30.7	$21.2	$(20.6)	$31.3
Allowance for doubtful accounts	12.4	1.3	(2.1)	11.6

Totals	$43.1	$22.5	$(22.7)	$42.9

(dollars in millions)	Balance Beginning of Year	Charges to Costs and Expenses	Deductions(1)	Balance End of Year
Year Ended December 31, 2012
Allowance for inventory obsolescence	$27.4	$19.3	$(16.0)	$30.7
Allowance for doubtful accounts	10.0	3.6	(1.2)	12.4

Totals	$37.4	$22.9	$(17.2)	$43.1

(1)	Includes writeoffs and the impact of foreign currency exchange rates.

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

Number

3.1	Amended and Restated By-Laws, effective as of February 12, 2014, filed as Exhibit 3b to the company’s February 19, 2014 Form 8-K, is incorporated herein by reference.

3.2	Restated Certificate of Incorporation, effective June 18, 2012, filed as Exhibit 3b to the company’s June 15, 2012 Form 8-K, is incorporated herein by reference.

4.1	Form of Indenture, dated as of December 1, 1996 between C. R. Bard, Inc. and The Chase Manhattan Bank, N.A., as trustee, filed as Exhibit 4.1 to the company’s Registration Statement on Form S-3, File No. 333-05997, is incorporated herein by reference.

4.2	Indenture, dated December 20, 2010, between C. R. Bard, Inc. and Wells Fargo Bank, National Association, as Trustee filed as Exhibit 4.1 to the company’s December 20, 2010 Form 8-K, is incorporated herein by reference.

4.3	First Supplemental Indenture, dated December 20, 2010, between C. R. Bard, Inc. and Wells Fargo Bank, National Association, as Trustee filed as Exhibit 4.2 to the company’s December 20, 2010 Form 8-K, is incorporated herein by reference.

4.4	Second Supplemental Indenture, dated October 30, 2012, between C. R. Bard, Inc. and Wells Fargo Bank, National Association, as Trustee filed as Exhibit 4.1 to the company’s October 30, 2012 Form 8-K, is incorporated herein by reference.

4.5	Form of 2.875% Notes due 2016, filed as Exhibit 4.3 to the company’s December 20, 2010 Form 8-K (included as Exhibit A in Exhibit 4.2 to the company’s December 20, 2010 Form 8-K), is incorporated herein by reference.

4.6	Form of 4.400% Notes due 2021, filed as Exhibit 4.4 to the company’s December 20, 2010 Form 8-K (included as Exhibit B in Exhibit 4.2 to the company’s December 20, 2010 Form 8-K), is incorporated herein by reference.

4.7	Form of 1.375% Notes due 2018, filed as Exhibit 4.2 to the company’s October 30, 2012 Form 8-K (included as Exhibit A in Exhibit 4.1 to the company’s October 30, 2012 Form 8-K), is incorporated herein by reference.

10.1*	C. R. Bard, Inc. Agreement and Plans Trust amended and restated as of September 29, 2004, filed as Exhibit 10f to the company’s December 31, 2004 Annual Report on Form 10-K, is incorporated herein by reference.

10.2*	C. R. Bard, Inc. Supplemental Executive Retirement Plan, as of July 13, 1988, filed as Exhibit 10p to the company’s December 31, 1993 Annual Report on Form 10-K, is incorporated herein by reference.

10.3*	1993 Long Term Incentive Plan of C. R. Bard, Inc., as amended effective October 9, 2002, filed as Exhibit 10q to the company’s September 30, 2002 Form 10-Q, is incorporated herein by reference.

10.4*	C. R. Bard, Inc. Management Stock Purchase Plan, amended and restated as of July 10, 2002, filed as Exhibit 10z to the company’s December 31, 2002 Annual Report on Form 10-K, is incorporated herein by reference.

Number

10.5*	Letter agreement entered into by the company with John H. Weiland dated December 12, 1995, filed as Exhibit 10at to the company’s December 31, 2004 Annual Report on Form 10-K, is incorporated herein by reference.

10.6*	Form of Stock Option Agreement under the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc., filed as Exhibit 10ba to the company’s June 30, 2005 Form 10-Q, is incorporated herein by reference.

10.7*	Stock Equivalent Plan for Outside Directors of C. R. Bard, Inc. (as Amended and Restated), effective as of December 14, 2011, filed as Exhibit 10bb to the company’s December 31, 2011 Annual Report on Form 10-K, is incorporated herein by reference.

10.8*	Form of Restricted Stock Award Agreement under the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc., filed as Exhibit 10bd to the company’s September 30, 2005 Form 10-Q, is incorporated herein by reference.

10.9*	Form of Supplemental Insurance/Retirement Plan Agreement (as Amended and Restated) between the company and its executive officers, including each of its named executive officers, filed as Exhibit 10be to the company’s September 30, 2005 Form 10-Q, is incorporated herein by reference.

10.10*	Form of Amended and Restated Change of Control Agreement between the company and its executive officers, including each of its named executive officers, filed as Exhibit 10bf to the company’s September 30, 2005 Form 10-Q, is incorporated herein by reference.

10.11*	2005 Directors’ Stock Award Plan of C. R. Bard, Inc. (as Amended and Restated), filed as Exhibit 10bj to the company’s March 31, 2006 Form 10-Q, is incorporated herein by reference.

10.12*	1998 Employee Stock Purchase Plan of C. R. Bard, Inc. (as Amended and Restated), filed as Exhibit 10bk to the company’s March 31, 2006 Form 10-Q, is incorporated herein by reference.

10.13*	Employee Stock Purchase Plan of C. R. Bard, Inc. (as Amended and Restated), filed as Exhibit B to the company’s March 16, 2012 Schedule 14A, is incorporated herein by reference.

10.14*	Management Stock Purchase Program Elective and Premium Share Units Terms and Conditions (as Amended and Restated), under the company’s 2003 Long Term Incentive Plan, filed as Exhibit 10bp to the company’s December 31, 2007 Annual Report on Form 10-K, is incorporated herein by reference.

10.15*	Form of Deferred Compensation Contract, Deferral of Directors’ Fees of C. R. Bard, Inc. (as Amended and Restated) filed as Exhibit 10bq of the company’s December 31, 2007 Annual Report on Form 10-K, is incorporated herein by reference.

10.16*	Form of Aircraft Time Sharing Agreement between the company and certain of its named executive officers, filed as Exhibit 10bt to the company’s September 30, 2008 Form 10-Q, is incorporated herein by reference.

10.17*	Executive Bonus Plan of C. R. Bard, Inc., effective as of January 1, 2009, filed as Exhibit 10bu to the company’s December 31, 2008 Annual Report on Form 10-K, is incorporated herein by reference.

10.18*	2003 Long Term Incentive Plan of C. R. Bard, Inc. (as Amended and Restated), filed as Exhibit 10bw to the company’s April 21, 2010 Form 8-K, is incorporated herein by reference.

10.19*	2012 Long Term Incentive Plan of C. R. Bard, Inc. as amended and restated, filed as Exhibit A to the company’s March 16, 2012 definitive Proxy Statement on Schedule 14A, is incorporated herein by reference.

10.20*	2005 Directors’ Stock Award Plan of C. R. Bard, Inc. (as Amended and Restated) (effective as of December 8, 2010), filed as Exhibit 10bw to the company’s December 31, 2010 Annual Report on Form 10-K, is incorporated herein by reference.

10.21*	Executive Choice Plan of C. R. Bard, Inc., filed as Exhibit 10bx to the company’s December 31, 2010 Annual Report on Form 10-K, is incorporated herein by reference.

Number

10.22*	Form of Stock Option Award Certificate and Form of Stock Option Terms and Conditions under the Company’s 2003 Long Term Incentive Plan, filed as Exhibit 10by to the company’s December 31, 2010 Annual Report on Form 10-K, is incorporated herein by reference.

10.23*	Form of Restricted Stock Award Certificate and Form of Restricted Stock/Restricted Stock Units Terms and Conditions under the Company’s 2003 Long Term Incentive Plan, filed as Exhibit 10bz to the company’s December 31, 2010 Annual Report on Form 10-K, is incorporated herein by reference.

10.24*	Form of Change of Control Agreement between the company and certain of its officers, filed as Exhibit 10ca to the company’s December 31, 2010 Annual Report on Form 10-K, is incorporated herein by reference.

10.25	Master confirmation agreement with Goldman, Sachs & Co., dated as of December 15, 2010, between Goldman, Sachs & Co. and C. R. Bard, Inc., filed as Exhibit 10cb to the company’s December 31, 2010 Annual Report on Form 10-K, is incorporated herein by reference.***

10.26	Supplemental confirmation agreement, dated as of December 15, 2010, between Goldman, Sachs & Co. and C. R. Bard, Inc., filed as Exhibit 10cc to the company’s December 31, 2010 Annual Report on Form 10-K, is incorporated herein by reference.***

10.27	Credit Agreement dated as of October 12, 2011, among C. R. Bard, Inc., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (as Joint Lead Arrangers and Joint Bookrunners), JPMorgan Chase Bank, N.A. (as Administrative Agent), Bank of America, N.A. (as Syndication Agent) and Barclays Bank PLC, Goldman Sachs Bank USA, Wells Fargo Bank, National Association and Royal Bank of Canada (each as Documentation Agents), filed as Exhibit 10ce to the company’s September 30, 2011 Form 10-Q, is incorporated herein by reference.

10.28	Cooperation Agreement, dated January 20, 2012, by and among C. R. Bard, Inc., ValueAct Capital Master Fund, L.P., VA Partners I, LLC, ValueAct Capital Management, L.P., ValueAct Capital Management, LLC and G. Mason Morfit, filed as Exhibit 10cf to the company’s January 20, 2012 Form 8-K, is incorporated herein by reference.

10.29*	Form of Restricted Stock Units Award Certificate and Form of Restricted Stock Units Terms and Conditions under the Company’s 2003 Long Term Incentive Plan, filed as Exhibit 10cg to the company’s December 31, 2011 Annual Report on Form 10-K, is incorporated herein by reference.

10.30*	Form of Performance Long-Term Incentive Award Certificate and Form of Performance Long-Term Incentive Award Terms and Conditions under the Company’s 2003 Long Term Incentive Plan, filed as Exhibit 10ci to the company’s March 31, 2012 Form 10-Q, is incorporated herein by reference.

10.31*	Incentive-Based Compensation Recovery (“Clawback”) Policy.**

10.32*	2005 Directors’ Stock Award Plan of C. R. Bard, Inc. (as Amended and Restated), filed as Exhibit 10.32 to the company’s December 31, 2012 Annual Report on Form 10-K, is incorporated herein by reference.

10.33*	2012 Long Term Incentive Plan of C. R. Bard, Inc. as amended and restated, filed as Exhibit 10.34 to the company’s April 19, 2013 Form 8-K, is incorporated herein by reference.

10.34*	2005 Directors’ Stock Award Plan of C. R. Bard, Inc. (as Amended and Restated), filed as Exhibit 10.34 to the company’s September 30, 2013 Form 10-Q, is incorporated herein by reference.

10.35	Amendment No. 1, dated as of September 26, 2013, to Credit Agreement dated as of October 12, 2011, among C. R. Bard, Inc., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (as Joint Lead Arrangers and Joint Bookrunners), JPMorgan Chase Bank, N.A. (as Administrative Agent), Bank of America, N.A. (as Syndication Agent) and Barclays Bank PLC, Goldman Sachs Bank USA, Wells Fargo Bank, National Association and Royal Bank of Canada (each as Documentation Agents), filed as Exhibit 10.35 to the company’s September 30, 2013 Form 10-Q, is incorporated herein by reference.

Number

10.36*	Form of Restricted Stock Units Award Certificate and Form of Restricted Stock Units Terms and Conditions under the company’s 2012 Long Term Incentive Plan, filed as Exhibit 10.36 to the company’s December 31, 2013 Annual Report on Form 10-K, is incorporated herein by reference.

10.37*	Form of Stock Option Award Certificate and Form of Stock Option Terms and Conditions under the company’s 2012 Long Term Incentive Plan, filed as Exhibit 10.37 to the company’s December 31, 2013 Annual Report on Form 10-K, is incorporated herein by reference.

10.38*	Executive Bonus Plan of C. R. Bard, Inc., effective January 1, 2014, filed as Exhibit 10.39 to the company’s March 31, 2014 Form 10-Q, is incorporated herein by reference.

10.39*	2012 Long Term Incentive Plan of C. R. Bard, Inc. (as Amended and Restated), effective April 16, 2014, filed as Exhibit 10.38 to the company’s April 17, 2014 Form 8-K, is incorporated herein by reference.

10.40	Amendment No. 2, dated as of November 18, 2014, to Credit Agreement dated as of October 12, 2011, among C. R. Bard, Inc., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (as Joint Lead Arrangers and Joint Bookrunners), JPMorgan Chase Bank, N.A. (as Administrative Agent), Bank of America, N.A. (as Syndication Agent) and Barclays Bank PLC, Goldman Sachs Bank USA, Wells Fargo Bank, National Association and Royal Bank of Canada (each as Documentation Agents).**

12.1	Computation of Ratio of Earnings to Fixed Charges**

21	Subsidiaries of the Registrant**

23.1	Consent of Independent Registered Public Accounting Firm**

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer**

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer**

32.1	Section 1350 Certification of Chief Executive Officer**

32.2	Section 1350 Certification of Chief Financial Officer**

99	Form of indemnity agreement between the company and each of its directors and officers, filed as Exhibit 99 to the company’s December 31, 1993 Annual Report on Form 10-K, is incorporated herein by reference.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Each of these exhibits constitutes a management contract or a compensatory plan or arrangement.

**	Filed herewith.

***	An application for confidential treatment for selected portions of these agreements was granted by the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C. R. BARD, INC. (Registrant)

Date: February 18, 2015	By:	/S/ CHRISTOPHER S. HOLLAND
Christopher S. Holland
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ TIMOTHY M. RING Timothy M. Ring	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2015

/S/ JOHN H. WEILAND John H. Weiland	President and Chief Operating Officer and Director	February 18, 2015

/S/ CHRISTOPHER S. HOLLAND Christopher S. Holland	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 18, 2015

/S/ FRANK LUPISELLA JR. Frank Lupisella Jr.	Vice President and Controller (Principal Accounting Officer)	February 18, 2015

/S/ DAVID M. BARRETT David M. Barrett	Director	February 18, 2015

/S/ MARC C. BRESLAWSKY Marc C. Breslawsky	Director	February 18, 2015

/S/ HERBERT L. HENKEL Herbert L. Henkel	Director	February 18, 2015

/S/ JOHN C. KELLY John C. Kelly	Director	February 18, 2015

/S/ DAVID F. MELCHER David F. Melcher	Director	February 18, 2015

/S/ GAIL K. NAUGHTON Gail K. Naughton	Director	February 18, 2015

/S/ TOMMY G. THOMPSON Tommy G. Thompson	Director	February 18, 2015

/S/ ANTHONY WELTERS Anthony Welters	Director	February 18, 2015

/S/ TONY L. WHITE Tony L. White	Director	February 18, 2015