Form 10-Q
period 2015-03-31
BARD C R INC /NJ/
filed 2015-04-24
CIK 9892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2015
Common Stock - $0.25 par value	74,245,736

C. R. BARD, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands except per share amounts, unaudited)

	Three Months Ended March 31,
	2015	2014
Net sales	$819,700	$799,300
Costs and expenses:
Cost of goods sold	311,200	309,500
Marketing, selling and administrative expense	235,700	236,800
Research and development expense	60,600	64,300
Interest expense	11,300	11,100
Other (income) expense, net	16,300	(6,000)

Total costs and expenses	635,100	615,700

Income from operations before income taxes	184,600	183,600
Income tax provision	44,800	35,200

Net income	$139,800	$148,400

Basic earnings per share available to common shareholders	$1.85	$1.89

Diluted earnings per share available to common shareholders	$1.82	$1.86

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands, unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$139,800	$148,400

Other comprehensive income (loss):
Change in derivative instruments designated as cash flow hedges, net of tax	100	400
Foreign currency translation adjustments	(53,700)	1,000
Benefit plan adjustments, net of tax	1,900	1,600

Other comprehensive income (loss)	(51,700)	3,000

Comprehensive income	$88,100	$151,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands except share and per share amounts, unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$1,004,200	$960,100
Restricted cash	23,100	47,500
Accounts receivable, less allowances of $8,600 and $10,100, respectively	436,500	455,200
Inventories	377,800	376,200
Short-term deferred tax assets	69,300	93,300
Other current assets	125,900	114,800

Total current assets	2,036,800	2,047,100

Property, plant and equipment, at cost	761,800	747,900
Less accumulated depreciation and amortization	309,200	301,500

Net property, plant and equipment	452,600	446,400
Goodwill	1,081,700	1,091,200
Core and developed technologies, net	725,100	749,100
Other intangible assets, net	296,600	304,800
Deferred tax assets	11,500	11,500
Other assets	452,400	442,500

Total assets	$5,056,700	$5,092,600

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities
Short-term borrowings and current maturities of long-term debt	$484,600	$78,000
Accounts payable	78,800	81,900
Accrued expenses	229,000	287,700
Accrued compensation and benefits	104,700	162,600
Income taxes payable	5,900	4,400

Total current liabilities	903,000	614,600

Long-term debt	1,147,400	1,401,900
Other long-term liabilities	1,111,900	1,125,300
Deferred income taxes	145,600	145,900
Commitments and contingencies
Shareholders’ investment:
Preferred stock, $1 par value, authorized 5,000,000 shares; none issued	—	—
Common stock, $0.25 par value, authorized 600,000,000 shares; issued and outstanding 74,245,736 shares at March 31, 2015 and 74,893,483 shares at December 31, 2014	18,600	18,700
Capital in excess of par value	2,005,100	1,945,300
Accumulated deficit	(134,400)	(70,300)
Accumulated other comprehensive loss	(140,500)	(88,800)

Total shareholders’ investment	1,748,800	1,804,900

Total liabilities and shareholders’ investment	$5,056,700	$5,092,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$139,800	$148,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,100	42,500
Litigation charges	10,300	—
Restructuring and productivity initiative costs, net of payments	3,300	—
Asset impairment	—	600
Gain on sale of investment	—	(7,100)
Deferred income taxes	26,500	8,900
Share-based compensation	23,000	19,500
Inventory reserves and provision for doubtful accounts	5,200	5,200
Other items	1,300	500
Changes in assets and liabilities:
Accounts receivable	8,600	26,800
Inventories	(20,600)	(13,700)
Current liabilities	(104,100)	(42,100)
Taxes	(8,300)	(78,200)
Other, net	(17,100)	3,000

Net cash provided by operating activities	114,000	114,300

Cash flows from investing activities:
Capital expenditures	(29,200)	(22,700)
Change in restricted cash	26,100	1,200
Payments made for intangibles	(200)	(100)
Proceeds from sale of investment	—	7,100

Net cash used in investing activities	(3,300)	(14,500)

Cash flows from financing activities:
Change in short-term borrowings, net	153,000	—
Proceeds from exercises under share-based compensation plans, net	5,300	35,400
Excess tax benefit relating to share-based compensation plans	17,600	10,100
Purchases of common stock	(204,200)	(255,700)
Dividends paid	(16,800)	(16,600)
Payment of contingent consideration	(4,000)	—

Net cash used in financing activities	(49,100)	(226,800)

Effect of exchange rate changes on cash and cash equivalents	(17,500)	—

Increase (decrease) in cash and cash equivalents during the period	44,100	(127,000)

Balance at January 1	960,100	1,066,900

Balance at March 31	$1,004,200	$939,900

Supplemental cash flow information
Cash paid for:
Interest	$16,000	$16,000
Income taxes	9,000	94,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of C. R. Bard, Inc. and its subsidiaries (the “company” or “Bard”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in Bard’s 2014 Annual Report on Form 10-K. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in the financial statements in Bard’s 2014 Annual Report on Form 10-K. The preparation of these financial statements requires the company to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities at the date of the financial statements. These financial statements include all normal and recurring adjustments necessary for a fair presentation. The accounts of most foreign subsidiaries are consolidated as of and for the quarters ended February 28, 2015 and February 28, 2014 and as of November 30, 2014. No events occurred related to these foreign subsidiaries during the months of March 2015, March 2014 or December 2014 that materially affected the financial position or results of operations of the company. The results for the interim periods presented are not necessarily indicative of the results expected for the year.

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

2. Earnings per Common Share

Earnings per share (“EPS”) is computed under the two-class method using the following common share information:

	Three Months Ended March 31,
	2015	2014
(dollars and shares in millions)
EPS Numerator:
Net income	$139.8	$148.4
Less: Income allocated to participating securities	2.1	2.5

Net income available to common shareholders	$137.7	$145.9

EPS Denominator:
Weighted average common shares outstanding	74.4	77.0
Dilutive common share equivalents from share-based compensation plans	1.4	1.5

Weighted average common and common equivalent shares outstanding, assuming dilution	75.8	78.5

3. Income Taxes

The company’s effective tax rate for the quarter ended March 31, 2015 was 24.3% compared to 19.2% for the same period in the prior year. The effective tax rate for the quarter ended March 31, 2014 reflected a tax benefit of $10.9 million as a result of the completion of U.S. Internal Revenue Service examinations for the tax years 2008 through 2010.

At March 31, 2015, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was $36.1 million (of which $30.8 million would impact the effective tax rate, if recognized) plus $3.2 million of accrued interest. At December 31, 2014, the liability for unrecognized tax benefits was $36.1 million plus $2.9 million of accrued interest. Depending upon the result of open tax examinations and/or the expiration of applicable statutes of limitation, the company believes it is reasonably possible that the total amount of unrecognized tax benefits may decrease by up to $11.8 million within the next 12 months.

4. Financial Instruments

For further discussion regarding the company’s use of derivative instruments, see Note 1 of the notes to consolidated financial statements in Bard’s 2014 Annual Report on Form 10-K.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Exchange Derivative Instruments

The company enters into readily marketable forward and option contracts with financial institutions to help reduce its exposure to foreign currency exchange rate fluctuations. These contracts limit volatility because gains and losses associated with foreign currency exchange rate movements are generally offset by movements in the underlying hedged item. The notional value of the company’s forward currency and option currency contracts was $194.6 million and $191.1 million at March 31, 2015 and December 31, 2014, respectively.

Interest Rate Derivative Instruments

The company’s outstanding interest rate swap contract effectively converts its 2.875% fixed-rate notes due 2016 to a floating-rate instrument. The notional value of the company’s interest rate swap contract is $250 million.

The company’s outstanding forward starting interest rate swap contract manages its exposure to interest rate volatility in anticipation of issuing fixed-rate debt. The forward swap contract has a notional value of $250 million and a mandatory termination date of May 2016.

The location and fair value of derivative instruments that are designated as hedging instruments recognized in the condensed consolidated balance sheets are as follows:

		Fair Value of Derivatives
Derivatives Designated as Hedging Instruments	Balance Sheet Location	March 31, 2015	December 31, 2014
(dollars in millions)
Forward currency contracts	Other current assets	$2.7	$1.9
Option currency contracts	Other current assets	14.8	9.3
Interest rate swap contract	Other current assets	3.6	—
Forward currency contracts	Other assets	0.2	—
Interest rate swap contracts	Other assets	—	4.9

		$21.3	$16.1

Forward currency contracts	Accrued expenses	$6.6	$6.6
Forward currency contracts	Other long-term liabilities	0.1	—
Interest rate swap contract	Other long-term liabilities	7.6	—

		$14.3	$6.6

The location and amounts of gains and losses on derivative instruments designated as cash flow hedges and the impact on shareholders’ investment are as follows:

	Gain/(Loss) Recognized in Other Comprehensive Income (Loss)		Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
	Three Months Ended March 31,			Three Months Ended March 31,
	2015	2014		2015	2014
(dollars in millions)
Forward currency contracts	$0.1	$0.3	Cost of goods sold	$0.8	$0.6
Option currency contracts	9.0	(0.6)	Cost of goods sold	1.1	(0.6)
Interest rate swap contract	(7.9)	—	Interest expense	—	—

	$1.2	$(0.3)		$1.9	$—

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The location and amounts of gains and losses on the derivative instrument designated as a fair value hedge for the three months ended March 31, are as follows:

	Income Statement Location	(Loss) Recognized on Swap		Gain Recognized on Debt
		2015	2014	2015	2014
(dollars in millions)
Interest rate swap contract	Interest expense	$(1.0)	$(1.0)	$1.0	$1.0

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

The following table summarizes certain financial instrument assets and (liabilities) measured at fair value on a recurring basis:

	March 31, 2015	December 31, 2014
(dollars in millions)
Forward currency contracts	$(3.8)	$(4.7)
Option currency contracts	14.8	9.3
Interest rate swap contracts	(4.0)	4.9

The fair values were measured using significant other observable inputs and valued by reference to similar financial instruments, adjusted for restrictions and other terms specific to each instrument. These financial instruments are categorized as Level 2 under the fair value hierarchy.

The fair value of the liability for contingent consideration related to acquisitions was $8.9 million and $23.1 million at March 31, 2015 and December 31, 2014, respectively. The decrease in the fair value of the liability for contingent consideration was due to a reduction in the probability of the achievement of a certain revenue-based milestone and payment in respect of the achievement of an unrelated milestone. The fair value was measured using significant unobservable inputs and is categorized as Level 3 under the fair value hierarchy.

Financial Instruments Not Measured at Fair Value

The company maintains a $750 million five-year committed syndicated bank credit facility that expires in November 2019. The credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The facility includes pricing based on the company’s long-term credit ratings and includes a financial covenant that limits the amount of total debt to total capitalization. At March 31, 2015 the company was in compliance with this covenant. The fair value of commercial paper borrowings outstanding of $231.0 million and $78.0 million at March 31, 2015 and December 31, 2014, respectively, approximated the carrying value.

The estimated fair value of long-term debt including current maturities and the effect of the related interest rate swap contract was approximately $1,501.4 million and $1,481.7 million at March 31, 2015 and December 31, 2014, respectively. The fair value was estimated using dealer quotes for similarly-rated debt instruments over the remaining contractual term of the company’s obligation and is categorized as Level 2 under the fair value hierarchy.

Concentration Risk

Accounts receivable balances include sales to government-supported healthcare systems outside the United States. The company monitors economic conditions and evaluates accounts receivable in certain countries for potential collection risks. Economic conditions and other factors in certain countries, particularly in Spain, Italy, Greece and Portugal, have resulted in, and may continue to result in, an increase in the average length of time that it takes to collect these accounts receivable and may require the company to re-evaluate the collectability of these receivables in future periods. At March 31, 2015, the company’s accounts receivable, net of allowances, from the national healthcare systems in these four countries was $33.4 million, of which $8.5 million was greater than 365 days past due.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Inventories

Inventories consisted of:

	March 31, 2015	December 31, 2014
(dollars in millions)
Finished goods	$214.5	$225.4
Work in process	27.4	23.5
Raw materials	135.9	127.3

	$377.8	$376.2

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

Product Liability Matters

Hernia Product Claims

As of April 15, 2015, approximately 55 federal and 40 state lawsuits involving individual claims by approximately 95 plaintiffs, as well as one putative class action in the United States, are currently pending against the company with respect to its Composix® Kugel® and certain other hernia repair implant products (collectively, the “Hernia Product Claims”). The company voluntarily recalled certain sizes and lots of the Composix® Kugel® products beginning in December 2005. As of April 15, 2015, all but one of the putative class actions pending against the company were dismissed. The remaining putative class action, which has not been certified, seeks: (i) medical monitoring; (ii) compensatory damages; (iii) punitive damages; (iv) a judicial finding of defect and causation; and/or (v) attorneys’ fees. In April 2014, a settlement was reached with respect to the three putative Canadian class actions within amounts previously recorded by the company. Approximately 20 of the state lawsuits, involving individual claims by approximately 20 plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions. The Hernia Product Claims also generally seek damages for personal injury resulting from use of the products.

In June 2007, the Composix® Kugel® lawsuits and, subsequently, other hernia repair product lawsuits, pending in federal courts nationwide were transferred into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island.

In June 2011, the company announced that it had reached agreements in principle with various plaintiffs’ law firms to settle the majority of its existing Hernia Product Claims. Each agreement was subject to certain conditions, including requirements for participation in the proposed settlements by a certain minimum number of plaintiffs. In addition, the company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Hernia Product Claims, and intends to vigorously defend Hernia Product Claims that do not settle, including through litigation. There are three trials currently scheduled in the second half of 2015. The company cannot give any assurances that the resolution of the Hernia Product Claims that have not settled, including asserted and unasserted claims and the putative class action lawsuit, will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Women’s Health Product Claims

As of April 1, 2015, product liability lawsuits involving individual claims by approximately 14,500 plaintiffs have been filed against the company in various federal and state jurisdictions alleging personal injuries associated with the use of certain of the company’s surgical continence products for women. In addition, five putative class actions in the United States and five putative class actions in Canada have been filed against the company. In addition, a limited number of claims have been filed or asserted in various non-U.S. jurisdictions (all lawsuits, collectively, the “Women’s Health Product Claims”). The Women’s Health Product Claims generally seek damages for personal injury resulting from use of the products. The putative class actions, none of which has been certified, seek: (i) medical monitoring; (ii) compensatory damages; (iii) punitive damages; (iv) a judicial finding of defect and causation; and/or (v) attorneys’ fees. In April 2015, the Ontario Superior Court of Justice dismissed the plaintiffs’ motion for class certification in one Canadian putative class action. The plaintiffs may appeal this decision or may file an alternatives motion with the Ontario Superior Court to redefine the class. With respect to approximately half of the filed and asserted Women’s Health Product Claims, the company believes that two subsidiaries of Medtronic plc (as successor in interest to Covidien plc) (“Medtronic”), each a supplier of the company, have an obligation to defend and indemnify the company with respect to any product defect liability.

In October 2010, the Women’s Health Product Claims involving solely Avaulta® products pending in federal courts nationwide were transferred into an MDL in the United States District Court for the Southern District of West Virginia (the “District Court”), the scope of which was later expanded to include lawsuits involving all women’s surgical continence products that are manufactured or distributed by the company. The first trial in a state court was completed in California in July 2012 and resulted in a judgment against the company of approximately $3.6 million. On appeal the decision was affirmed by the appellate court in November 2014. The company filed a petition for review to the California Supreme Court on December 24, 2014, which was denied on February 18, 2015. The judgment in this matter, including interest and costs, was paid on March 20, 2015 within amounts previously recorded by the company. The first trial in the MDL commenced in July 2013 and resulted in a judgment against the company of approximately $2 million. The company has appealed this decision. During the third quarter of 2013, the company settled one MDL case and one New Jersey state case. In addition, during the third quarter of 2013, one MDL case was voluntarily dismissed with prejudice. On January 16, 2014 and July 31, 2014, the District Court ordered that the company prepare 200 and then an additional 300 individual cases, respectively, for trial (the “WHP Pre-Trial Orders”) (the timing for which is currently unknown). These WHP Pre-Trial Orders resulted in significant additional litigation-related defense costs beginning in the second quarter of 2014 and are expected to result in material additional cost in 2015 in defending Women’s Health Product Claims. The District Court may also order that the company prepare additional cases for trial, which could result in material additional cost in future periods. During the second quarter of 2014, the company reached an agreement with two plaintiffs’ law firms to settle their inventory of cases, representing more than 500 of the filed or asserted Women’s Health Product Claims, which the company believes are not the subject of Medtronic’s indemnification obligation. The company also settled one MDL case that was originally scheduled for trial in May 2014. In the third quarter of 2014, the company reached an agreement with a plaintiffs’ law firm to settle approximately 25 of the filed or asserted Women’s Health Product Claims, which the company believes are not the subject of Medtronic’s indemnification obligation. The settlements reached in 2014 for Women’s Health Product Claims were within the amounts previously recorded by the company. In addition, the company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Women’s Health Product Claims, which may include additional inventory settlements. In February 2015, the District Court appointed a Special Master to assist with settlement resolution. A trial was scheduled to begin in the MDL in February 2015, however, the parties reached an agreement in principle to settle the case. A state court trial in Florida is scheduled for October 2015, and one in Missouri is scheduled for November 2015. The company anticipates that multiple additional trials, including a possible consolidated trial or trials, may occur in 2015.

In December 2014, Medtronic filed a motion for leave to amend its answer in the underlying MDL for Women’s Health Product Claims to assert cross-claims against the company challenging the indemnification provisions of certain of their supply agreements with the company. In March 2015, the court granted Medtronic’s motion. On January 22, 2015, the company initiated litigation and/or arbitration seeking, among other things, declaratory relief under these supply agreements with Medtronic in three separate jurisdictions - New Jersey state court, the English High Court of Justice in London and Atlanta, Georgia.

The company does not believe that any verdicts entered to date are representative of potential outcomes of all Women’s Health Product Claims. The case numbers set forth above do not include approximately 850 generic complaints involving women’s health products where the company cannot, based on the allegations in the complaints, determine whether any of those cases involves the company’s women’s health products. In addition, the case numbers set forth above do not include approximately 1,650 claims that have been threatened against the company but for which complaints have not yet been filed. While the company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unsettled Women’s Health Product Claims and intends to vigorously defend the Women’s Health Product Claims that do not settle, including through litigation, it cannot give any assurances that the resolution of these claims and the related litigation with Medtronic will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

Filter Product Claims

As of April 15, 2015, product liability lawsuits involving individual claims by approximately 45 plaintiffs are currently pending against the company in various federal and state jurisdictions alleging personal injuries associated with the use of the company’s vena cava filter products (all lawsuits, collectively, the “Filter Product Claims”). The first Filter Product Claim trial was completed in June 2012 and resulted in a judgment for the company. During the second quarter of 2013, the company finalized settlement agreements with respect to more than 30 Filter Product Claims and made payments with respect to such claims within the amounts previously recorded. The case numbers set forth above do not include approximately 150 claims that have been threatened against the company but for which complaints have not yet been filed. The company expects additional trials of Filter Product Claims to take place over the next 12 months. While the company intends to vigorously defend Filter Product Claims that do not settle, including through litigation, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

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

In December 2007, a U.S. District Court jury in Arizona found that certain of W.L. Gore & Associates, Inc.’s (“Gore”) ePTFE vascular grafts and stent-grafts infringe the company’s patent number 6,436,135 (the “135 patent”). The jury upheld the validity of the company’s patent and awarded the company $185 million in past damages. The jury also found that Gore willfully infringed the patent. In a second phase of the trial, the District Court ruled that Gore failed to prove that the patent is unenforceable due to inequitable conduct. In March 2009, the District Court doubled the jury award to approximately $371 million for damages through June 2007. The District Court also awarded the company attorneys’ fees of $19 million and prejudgment interest of approximately $20 million. In addition, the District Court denied Gore’s remaining motions, including its motions for a new trial and to set aside the jury’s verdict. In July 2010, the District Court awarded the company approximately $109 million in additional damages for the period from July 2007 through March 2009. The District Court

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

also assessed a royalty rate of between 12.5% and 20%, depending on the product, that will be used to calculate damages for Gore’s infringing sales from April 2009 through the expiration of the patent.

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

On November 1, 2013, Gore paid to the company $894.3 million in cash (the “Gore Proceeds”), the total amount of the compensatory damages for infringement, including pre- and post-judgment interest, and the royalties accrued through September 30, 2013. Gore expressly reserved its right to appeal from the District Court’s rulings and notified the company that, if successful on appeal, it would seek to recover the amounts paid to the company. On December 5, 2013, Gore filed an appeal in the Court of Appeals on all of the District Court’s rulings, including the order denying Gore’s motion for a new trial. On August 8, 2014, the Court of Appeals heard oral argument on Gore’s appeal of the District Court’s rulings. On January 13, 2015, the Court of Appeals affirmed the decision of the District Court regarding its determination that the company established standing and that the 135 patent was willfully infringed. On February 12, 2015, Gore filed a petition for rehearing en banc at the Court of Appeals on the issue of willfulness. On April 8, 2015, the Court of Appeals denied Gore’s petition for rehearing en banc on the issue of willfulness. The Company filed a motion to execute on the judgment on the issue of willfulness, which was granted by the District Court on April 23, 2015. Gore may petition for review by the U.S. Supreme Court.

As of the third quarter of 2013, the company considered both the compensatory damages and the enhanced damages and the royalty awards to be contingent gains. In the fourth quarter of 2013, the company recorded a gain of $894.3 million ($557.4 million after tax) to other (income) expense, net, based on the District Court’s October 2013 rulings and the company’s receipt of the Gore Proceeds. In January 2015, the company received $38.4 million of royalty payments from Gore representing Gore’s calculation of royalties for its infringing sales for the quarter ended December 31, 2014. This royalty payment was recorded to revenue in the first quarter of 2015. The company has received cumulative proceeds from Gore of $1,084.5 million. The company has concluded that the chance of Gore establishing its right to recover this cash is remote. The company continues to account for the enhanced damages of approximately $209 million awarded by the District Court due to Gore’s willfulness as a contingent gain. The company anticipates receiving this amount in the second quarter of 2015.

The timing of final resolution of this litigation remains uncertain. The company cannot give any assurances that royalties for Gore’s future infringing sales will remain at or near historical levels.

In an unrelated matter, Gore filed suit in June 2011 in the U.S. District Court in Delaware alleging the company had infringed on several of Gore’s patents. Fact and expert discovery have been completed and in the fourth quarter of 2014, the parties both filed motions for summary judgment. Oral arguments on the motions occurred on January 30, 2015. The company intends to vigorously defend the allegations asserted by Gore. The company cannot give any assurances that an adverse resolution of this matter will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

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

Accruals for product liability and other legal matters amounted to $1,014.4 million, of which $90.4 million was recorded to accrued expenses, and $1,041.5 million, of which $101.7 million was recorded to accrued expenses, at March 31, 2015 and December 31, 2014, respectively. The company has made total payments of $249.5 million to qualified settlement funds (“QSFs”), subject to certain settlement conditions, for certain product liability matters. No payments were made to

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

QSFs during the three months ended March 31, 2015. Payments to QSFs are recorded as a component of restricted cash. Total payments of $228.8 million from these QSFs have been made to qualified claimants, of which $26.8 million were made during the three months ended March 31, 2015. In addition, other payments of $38.9 million have been made to qualified claimants, of which $3.0 million were made during the three months ended March 31, 2015.

The company recorded receivables related to product liability matters amounting to $377.8 million, of which $358.6 million was recorded to other assets, and $379.3 million, of which $358.9 million was recorded to other assets, at March 31, 2015 and December 31, 2014, respectively. A substantial amount of the receivable at March 31, 2015 and December 31, 2014 is the subject of a dispute with Medtronic, which has contested, at least in part, its obligation to defend and indemnify the company, which the company refutes. Approximately half of the filed and asserted Women’s Health Product Claims relate to certain products distributed by the company under agreements with Medtronic. These agreements include indemnification provisions pursuant to which the company is indemnified by Medtronic for any liabilities of the company arising from product liability claims relating to any alleged product defect, one of the theories on which the Women’s Health Product Claims are based. The company engaged outside counsel to evaluate the company’s rights with respect to the dispute, and outside counsel issued a legal opinion supporting the company’s belief regarding Medtronic’s obligation to defend and indemnify the company for product defect claims with respect to the products manufactured by Medtronic that are the subject of the Women’s Health Product Claims. As noted above, the company instituted litigation against Medtronic in three separate jurisdictions regarding the supply agreements at issue. After considering the following factors (as appropriate): the nature of the claims; relevant contracts; relevant factual and legal issues; the advice and judgment of outside legal counsel, including a legal opinion; the creditworthiness of Medtronic; and other pertinent factors, the company believes that collectability of these receivables is probable and therefore has been recorded as a receivable.

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

7. Share-Based Compensation Plans

The company may grant a variety of share-based payments under the 2012 Long Term Incentive Plan of C. R. Bard, Inc., as amended and restated (the “LTIP”) and the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc., as amended and restated (the “Directors’ Plan”) to certain directors, officers and employees. The total number of remaining shares at March 31, 2015 that may be issued under the LTIP was 4,753,485 and under the Directors’ Plan was 31,462. At the company’s Annual Meeting of Shareholders on April 15, 2015, the shareholders authorized an additional 1,500,000 shares for issuance under the LTIP. Awards under the LTIP may be in the form of stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, unrestricted stock and other stock-based awards. Awards under the Directors’ Plan may be in the form of stock awards, stock options or stock appreciation rights. The company also has two employee stock purchase programs.

For the quarters ended March 31, 2015 and 2014, amounts charged against income for share-based payment arrangements were $23.0 million and $19.5 million, respectively.

In the first quarter of each of 2015 and 2014, the company granted performance restricted stock units to certain officers. These units have requisite service periods of three years and have no dividend rights. The actual payout of these units varies based on the company’s performance over the three-year period based on pre-established targets over the period and a market condition modifier based on total shareholder return (“TSR”) compared to an industry peer group. The actual payout under these awards may exceed an officer’s target payout; however, compensation cost initially recognized assumes that the target payout level will be achieved and may be adjusted for subsequent changes in the expected outcome of the performance-related condition. The fair values of these units are based on the market price of the company’s stock on the date of the grant and use a Monte Carlo simulation model for the TSR component. The fair values of the TSR components of the

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2015 and 2014 grants were estimated based on the following assumptions: risk-free interest rate of 0.86% and 0.70%, respectively; dividend yield of 0.51% and 0.62%, respectively; and expected life of 2.78 and 2.88 years, respectively.

As of March 31, 2015, there were $115.9 million of unrecognized compensation expenses related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately three years. The company has sufficient shares to satisfy expected share-based payment arrangements in 2015.

8. Pension Plans

The company has both tax-qualified and nonqualified, noncontributory defined benefit pension plans, that together cover certain domestic and foreign employees. These plans provide benefits based upon a participant’s compensation and years of service.

The components of net periodic pension cost are as follows:

	Three Months Ended March 31,
	2015	2014
(dollars in millions)
Service cost, net of employee contributions	$7.5	$6.7
Interest cost	5.0	5.3
Expected return on plan assets	(7.8)	(6.8)
Amortization	2.9	2.4

Net periodic pension cost	$7.6	$7.6

9. Shareholders’ Investment

The company repurchased approximately 1.2 million shares of common stock for $204.2 million in the three months ended March 31, 2015 under its previously announced share repurchase authorization.

Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component are as follows:

	Derivative Instruments Designated as Cash Flow Hedges	Foreign Currency Translation Adjustments	Benefit Plans		Total
(dollars in millions)
Balance at December 31, 2013	$—	$47.3	$(68.2)		$(20.9)
Other comprehensive income (loss) before reclassifications	0.3	1.0	—		1.3
Tax (provision) benefit related to other comprehensive income (loss) before reclassifications(a)	0.3	—	—		0.3

Other comprehensive income (loss) before reclassifications, net of taxes	0.6	1.0	—		1.6

Amounts reclassified from accumulated other comprehensive income (loss)	—(b)	—	2.4(	c)	2.4
Tax provision (benefit) related to amounts reclassified from accumulated other comprehensive income (loss)	(0.2)	—	(0.8)		(1.0)

Reclassifications, net of tax	(0.2)	—	1.6		1.4

Other comprehensive income (loss)	0.4	1.0	1.6		3.0

Balance at March 31, 2014	$0.4	$48.3	$(66.6)		$(17.9)

Balance at December 31, 2014	$0.9	$(3.1)	$(86.6)		$(88.8)
Other comprehensive income (loss) before reclassifications	0.2	(53.7)	—		(53.5)

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Derivative Instruments Designated as Cash Flow Hedges		Foreign Currency Translation Adjustments	Benefit Plans		Total
(dollars in millions)
Tax (provision) benefit related to other comprehensive income (loss) before reclassifications(a)	1.3		—	—		1.3

Other comprehensive income (loss) before reclassifications, net of taxes	1.5		(53.7)	—		(52.2)

Amounts reclassified from accumulated other comprehensive income (loss)	(1.9)(b	)	—	2.9(	c)	1.0
Tax provision (benefit) related to amounts reclassified from accumulated other comprehensive income (loss)	0.5		—	(1.0)		(0.5)

Reclassifications, net of tax	(1.4)		—	1.9		0.5

Other comprehensive income (loss)	0.1		(53.7)	1.9		(51.7)

Balance at March 31, 2015	$1.0		$(56.8)	$(84.7)		$(140.5)

(a)	Income taxes are not provided for foreign currency translation adjustment.
(b)	See Note 4 of the notes to condensed consolidated financial statements.
(c)	These components are included in the computation of net periodic pension cost. See Note 8 of the notes to condensed consolidated financial statements.

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

Net sales based on the location of external customers by geographic region are:

	Three Months Ended March 31,
	2015	2014
(dollars in millions)
United States	$574.1	$551.4
Europe	106.4	120.1
Japan	41.0	38.9
Other	98.2	88.9

	$819.7	$799.3

Total net sales by product group category are:

	Three Months Ended March 31,
	2015	2014
(dollars in millions)
Vascular	$231.9	$219.2
Urology	205.6	201.4
Oncology	224.6	219.0
Surgical Specialties	135.9	135.2
Other	21.7	24.5

	$819.7	$799.3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis provides a review of the results of operations, financial condition and the liquidity and capital resources of C. R. Bard, Inc. and its subsidiaries (the “company” or “Bard”). The following discussion should be read in conjunction with Bard’s 2014 Annual Report on Form 10-K, and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. Certain statements contained herein may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995; see “Risks and Uncertainties; Cautionary Statement Regarding Forward-Looking Information” below.

Overview

The company designs, develops, manufactures, packages, distributes and sells medical, surgical, diagnostic and patient care devices. The company sells a broad range of products to hospitals, individual healthcare professionals, extended care health facilities and alternate site facilities on a global basis. Outside the United States, Europe, Japan and China are the company’s largest markets, while certain emerging markets in Asia, Latin America, and Eastern Europe are the company’s fastest-growing markets. In general, the company’s products are intended to be used once and then discarded or either temporarily or permanently implanted. The company reports sales in four major product group categories: vascular; urology; oncology; and surgical specialties. The company also has a product group category of other products.

The company’s earnings are driven by its ability to continue to generate sales of its products and improve operating efficiency. Bard’s ability to increase sales over time depends upon its success in developing, acquiring and marketing differentiated products that meet the needs of clinicians and their patients. For the quarter ended March 31, 2015, the company’s research and development (“R&D”) expense as a percentage of net sales was 7.4%. The company also makes selective acquisitions of businesses, products and technologies, generally focusing on small-to-medium sized transactions to provide ongoing growth opportunities. In addition, the company may from time-to-time consider acquisitions of larger, established companies. The company may also periodically divest lines of business in which it is not able to reasonably attain or maintain a leadership position in the market or for other strategic reasons.

Results of Operations

Net Sales

Bard’s consolidated net sales for the quarter ended March 31, 2015 increased 3% on a reported basis (5% on a constant currency basis) compared to the same period in the prior year. Net sales “on a constant currency basis” is a non-GAAP measure and should not be viewed as a replacement of GAAP results. See “Management’s Use of Non-GAAP Measures” below. Price changes had the effect of decreasing consolidated net sales for the quarter ended March 31, 2015 by approximately 130 basis points as compared to the same period in the prior year. The strengthening of the U.S. dollar, a trend that may continue, had the effect of decreasing consolidated net sales by approximately two percentage points for the quarter ended March 31, 2015 as compared to the same period in the prior year. The primary exchange rate fluctuation that impacted net sales was the movement of the Euro compared to the U.S. dollar. The impact of exchange rate fluctuations on net sales is not indicative of the impact on net earnings due to the offsetting impact of exchange rate movements on operating costs and expenses, costs incurred in other currencies and the company’s hedging activities.

Bard’s United States net sales of $574.1 million for the quarter ended March 31, 2015 increased 4% compared to $551.4 million in the prior year quarter. International net sales of $245.6 million for the quarter ended March 31, 2015 decreased 1% on a reported basis (increased 8% on a constant currency basis) compared to $247.9 million in the prior year quarter.

A summary of net sales by product group category is as follows:

Product Group Summary of Net Sales

	Three Months Ended March 31,
	2015	2014	Change	Constant Currency
(dollars in millions)
Vascular	$231.9	$219.2	6%	10%
Urology	205.6	201.4	2%	5%
Oncology	224.6	219.0	3%	5%
Surgical Specialties	135.9	135.2	1%	3%
Other	21.7	24.5	(11)%	(9)%

Total net sales	$819.7	$799.3	3%	5%

Vascular Products - Bard markets a wide range of products for the peripheral vascular market, including endovascular products and vascular graft products. Also included within vascular products are royalty payments from W.L. Gore & Associates, Inc. (“Gore”). Consolidated net sales of vascular products for the quarter ended March 31, 2015 increased 6% on a reported basis (10% on a constant currency basis) compared to the prior year quarter. United States net sales of vascular products for the quarter ended March 31, 2015 increased 8% compared to the prior year period. International net sales of vascular products for the quarter ended March 31, 2015 increased 1% on a reported basis (12% on a constant currency basis) compared to the prior year quarter. These increases were primarily due to growth in sales of endovascular products.

Consolidated net sales of endovascular products for the quarter ended March 31, 2015 increased 6% on a reported basis (10% on a constant currency basis) compared to the prior year quarter. Net sales in this product line for the quarter ended March 31, 2015 were favorably impacted by growth in sales of percutaneous transluminal angioplasty (“PTA”) balloon catheters, including drug-coated PTA balloon catheters, and biopsy products, and were partially offset by a decline in sales of stents, a trend that may continue.

Consolidated net sales of vascular graft products for the quarter ended March 31, 2015 decreased 10% on a reported basis (4% on a constant currency basis) compared to the prior year quarter. Declining sales of peripheral vascular grafts was the primary contributor to the decrease in sales for vascular graft products for the quarter ended March 31, 2015.

Urology Products - Bard markets a wide range of products for the urology market, including basic urology drainage products, fecal and urinary continence products and urological specialty products. Bard also markets StatLock® catheter stabilization products, which are used to secure many types of catheters sold by Bard and other companies, as well as Targeted Temperature Management™ products, which are used for therapeutic hypothermia. Consolidated net sales of urology products for the quarter ended March 31, 2015 increased 2% on a reported basis (5% on a constant currency basis) compared to the prior year quarter. This increase was primarily due to growth in sales of basic drainage products and Targeted Temperature Management™ products and was partially offset by a decline in sales of surgical continence products, a trend that may continue. United States net sales of urology products for the quarter ended March 31, 2015 increased 4% compared to the prior year quarter. International net sales of urology products for the quarter ended March 31, 2015 decreased 1% on a reported basis (increased 6% on a constant currency basis) compared to the prior year quarter.

Consolidated net sales of basic drainage products for the quarter ended March 31, 2015 increased 2% on a reported basis (4% on a constant currency basis) compared to the prior year quarter.

Consolidated net sales of urological specialty products for the quarter ended March 31, 2015 decreased 5% on a reported basis (1% on a constant currency basis) compared to the prior year quarter. The decrease was primarily due to a decline in sales of brachytherapy products. The brachytherapy market has been losing procedural share to alternative therapies, a trend that may continue.

Consolidated net sales of continence products for the quarter ended March 31, 2015 increased 2% on a reported basis (7% on a constant currency basis) compared to the prior year quarter. The increase was primarily due to sales of continence care products used to treat male urinary incontinence and was partially offset by a decline in sales of surgical continence products, a trend that may continue.

Consolidated net sales of the StatLock® catheter stabilization product line for the quarter ended March 31, 2015 increased 3% on a reported basis (5% on a constant currency basis) compared to the prior year quarter.

Oncology Products - Bard’s oncology business includes specialty vascular access products and enteral feeding devices. Specialty vascular access products include peripherally inserted central catheters (“PICCs”) used for intermediate to long-term central venous access, specialty access ports and accessories (“Ports”) used most commonly for chemotherapy, dialysis access catheters and vascular access ultrasound devices, which help facilitate the placement of PICCs. Consolidated net sales of oncology products for the quarter ended March 31, 2015 increased 3% on a reported basis (5% on a constant currency basis) compared to the prior year quarter. This increase was primarily due to growth in sales of PICCs and was partially offset by a decline in sales of Ports. United States net sales of oncology products for the quarter ended March 31, 2015 increased 1% compared to the prior year quarter. International net sales of oncology products for the quarter ended March 31, 2015 increased 6% on a reported basis (15% on a constant currency basis) compared to the prior year quarter. International net sales were favorably impacted by growth in sales of PICCs.

Consolidated net sales of PICCs for the quarter ended March 31, 2015 increased 7% on a reported basis (9% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of Ports for the quarter ended March 31, 2015 decreased 6% on a reported basis (3% on a constant currency basis) compared to the prior year quarter.

Consolidated net sales of dialysis access catheters for the quarter ended March 31, 2015 increased 5% on a reported basis (8% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of vascular access ultrasound devices for the quarter ended March 31, 2015 increased 10% on a reported basis (12% on a constant currency basis) compared to the prior year quarter.

Surgical Specialty Products - Surgical specialty products include soft tissue repair products, performance irrigation devices and biosurgery products, including hemostats and sealants. Consolidated net sales of surgical specialty products for the quarter ended March 31, 2015 increased 1% on a reported basis (3% on a constant currency basis) compared to the prior year quarter. This increase was primarily due to growth in sales of synthetic hernia repair products and biosurgery products and was partially offset by a decline in sales of performance irrigation products, a trend that may continue. United States net sales of surgical specialty products for the quarter ended March 31, 2015 increased 5% compared to the prior year quarter. International net sales of surgical specialty products for the quarter ended March 31, 2015 decreased 12% on a reported basis (4% on a constant currency basis) compared to the prior year quarter.

The soft tissue repair product line includes synthetic and natural tissue hernia repair implants, natural tissue breast reconstruction implants and hernia fixation products. Consolidated net sales of soft tissue repair products for the quarter ended March 31, 2015 increased 3% on a reported basis (5% on a constant currency basis) compared to the prior year quarter. Net sales in this product line were favorably impacted by growth in sales of synthetic hernia repair products and were partially offset by a decline in sales of hernia fixation products, a trend that may continue.

Consolidated net sales of biosurgery products for the quarter ended March 31, 2015 increased 10% on a reported basis (11% on a constant currency basis) compared to the prior year quarter. Net sales in the product line were favorably impacted by growth in sales of hemostats and surgical sealant products.

Other Products - The other product group includes irrigation, wound drainage and certain original equipment manufacturers’ products.

Costs and Expenses

A summary of costs and expenses as a percentage of net sales is as follows:

	Three Months Ended March 31,
	2015(A)	2014(A)

Cost of goods sold	38.0%	38.7%
Marketing, selling and administrative expense	28.8%	29.6%
Research and development expense	7.4%	8.0%
Interest expense	1.4%	1.4%
Other (income) expense, net	2.0%	(0.8)%

Total costs and expenses	77.5%	77.0%

(A) Amounts do not add due to rounding.

Cost of goods sold - Cost of goods sold consists principally of the manufacturing and distribution costs of the company’s products. The category also includes royalties paid by the company, amortization of intangible assets and the impact of certain hedging activities. Cost of goods sold as a percentage of net sales for the quarter ended March 31, 2015 decreased 70 basis points compared to the prior year period primarily due to a reversal of a liability with respect to a certain revenue-based milestone. Incremental amortization primarily attributable to amortization of intangible assets related to the

Lutonix drug-coated PTA balloon increased cost of goods sold as a percentage of net sales by approximately 40 basis points over the prior year period.

Marketing, selling and administrative expense - Marketing, selling and administrative expense consists principally of the costs associated with the company’s sales and administrative organizations. These costs as a percentage of net sales for the quarter ended March 31, 2015 decreased 80 basis points compared to the prior year quarter.

Research and development expense - Research and development expense consists principally of costs related to internal research and development activities, milestone payments for third-party research and development activities, and acquired in-process R&D (“IPR&D”) costs arising from the company’s business development activities. IPR&D payments may impact the comparability of the company’s results of operations between periods. Research and development expense for the quarter ended March 31, 2015 was $60.6 million, a decrease of approximately 6% compared to the prior year quarter.

Interest expense - Interest expense was $11.3 million and $11.1 million for the quarters ended March 31, 2015 and 2014, respectively.

Other (income) expense, net - The components of other (income) expense, net, are as follows:

	Three Months Ended March 31,
	2015	2014
(dollars in millions)
Interest income	$(0.3)	$(0.3)
Foreign exchange losses	0.3	0.8
Litigation charges	10.3	—
Restructuring and productivity initiative costs	3.9	—
Gain on sale of investment	—	(7.1)
Other, net	2.1	0.6

Total other (income) expense, net	$16.3	$(6.0)

Litigation charges – For the quarter ended March 31, 2015, the amount reflects litigation-related defense costs of $8.3 million in connection with the District Court’s pre-trial orders to prepare 500 individual cases for trial (the “WHP Pre-Trial Orders”) and other litigation-related matters. See Note 6 of the notes to condensed consolidated financial statements.

Restructuring and productivity initiative costs – For the quarter ended March 31, 2015, the amount primarily reflects costs incurred in connection with productivity initiatives to streamline certain general and administrative functions to better align resources to the company’s business strategies. Key activities under these initiatives may include systems enhancements, the implementation of shared services centers designed to standardize and centralize processes or the outsourcing of certain services. Productivity initiative costs include consulting costs, primarily related to program creation and management, employee separation costs under the company’s existing severance program, and other related costs.

Gain on sale of investment – For the quarter ended March 31, 2014, the amount reflects the sale of an equity investment in an e-commerce technology company.

Income Tax Provision

The company’s effective tax rate for the quarter ended March 31, 2015 was 24.3% compared to 19.2% for the same period in the prior year. The effective tax rate for the quarter ended March 31, 2014 reflected a tax benefit of $10.9 million as a result of the completion of U.S. Internal Revenue Service (“IRS”) examinations for the tax years 2008 through 2010.

Net Income and Earnings Per Share Available to Common Shareholders

The company reported net income and diluted earnings per share available to common shareholders for the quarter ended March 31, 2015 of $139.8 million and $1.82, respectively. Net income and diluted earnings per share available to common shareholders for the prior year quarter were $148.4 million and $1.86, respectively. The current year quarter reflects amortization of intangible assets of $19.2 million, or $0.25 per diluted share, litigation charges of $9.4 million, or $0.12 per diluted share, a net benefit from acquisition-related items (primarily consisting of purchase accounting adjustments) of $9.4 million, or $0.12 per diluted share, and restructuring and productivity initiative costs of $2.6 million, or $0.03 per diluted share. The prior year quarter reflects amortization of intangible assets of $17.7 million, or $0.22 per diluted share, charges from acquisition-related items (primarily consisting of integration costs, purchase accounting adjustments and transaction costs) of $2.3 million, or $0.03 per diluted share and a gain on sale of an equity investment of $4.9 million, or $0.06 per diluted share. The prior year quarter also reflects a $10.9 million, or $0.14 per diluted share, benefit to the income tax provision as a result of the completion of IRS examinations for the tax years 2008 through 2010.

Liquidity and Capital Resources

The company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Significant factors affecting the management of liquidity are cash flows generated from operating activities, capital expenditures, acquisitions of businesses and technologies, cash dividends and common stock repurchases. Cash provided from operations continues to be a primary source of funds. The company believes that it could borrow adequate funds at competitive terms should it be necessary. The company also believes that its overall financial strength gives it sufficient financial flexibility. A summary of certain liquidity measures for the company as of March 31, is as follows:

	2015	2014
(dollars in millions)
Working capital	$1,133.8	$1,409.5

Current ratio	2.26/1	3.65/1

Cash and cash equivalents held by the company’s foreign subsidiaries were $998.8 million and $950.9 million at March 31, 2015 and December 31, 2014, respectively. It is the company’s intention to permanently reinvest the majority of these funds outside the United States to finance foreign operations, and the company’s plans do not demonstrate a need to repatriate these funds. If these funds are needed for U.S. operations for currently unforeseen circumstances or can no longer be permanently reinvested outside the United States, the company would be required to accrue and pay U.S. taxes on the earnings associated with these funds. In the United States, ongoing operating cash flows and available borrowings under the company’s committed syndicated bank credit facility provide it with sufficient liquidity.

For the three months ended March 31, 2015 and 2014, net cash provided by operating activities was $114.0 million and $114.3 million, respectively. Net cash provided by operating activities primarily reflects higher payments to claimants for certain product liability matters in the current year period, a higher discretionary contribution to the U.S. pension plan in the current year period, improvements in accounts receivable collections in the prior year period, and lower tax payments in the current year period.

For the three months ended March 31, 2015 and 2014, net cash used by investing activities was $3.3 million and $14.5 million, respectively. Capital expenditures were approximately $29.2 million and $22.7 million for the three months ended March 31, 2015 and 2014, respectively. The current year reflects a decrease of $26.1 million in restricted cash primarily related to payments from qualified settlement funds for certain product liability matters. In addition, the company received proceeds from the sale of an investment of $7.1 million during the three months ended March 31, 2014.

For the three months ended March 31, 2015 and 2014, net cash used for financing activities was $49.1 million and $226.8 million, respectively. Total debt was $1.6 billion (including current maturities of $253.6 million) and $1.5 billion at March 31, 2015 and December 31, 2014, respectively. Total debt to total capitalization was 48.3% and 45.1% at March 31, 2015 and December 31, 2014, respectively. Net cash used in financing activities reflects $204.2 million used to repurchase 1,184,553 shares of common stock in the three months ended March 31, 2015 compared to $255.7 million to repurchase 1,833,447 shares of common stock in the prior year period. The company paid cash dividends of $0.22 per share and $0.21 per share for the three months ended March 31, 2015 and 2014, respectively.

The company maintains a $750 million five-year committed syndicated bank credit facility that expires in November 2019. The credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The facility includes pricing based on the company’s long-term credit ratings and includes a financial covenant that limits the amount of total debt to total capitalization. At March 31, 2015, the company was in compliance with this covenant. The company had commercial paper borrowings outstanding of $231.0 million and $78.0 million at March 31, 2015 and December 31, 2014, respectively.

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

Certain Regulatory Matters

In October 2014 and November 2014, the United States Food and Drug Administration (“FDA”) conducted directed inspections at two of the company’s facilities after which the FDA issued Form-483’s to the company in connection with these inspections. The company responded to the FDA, is in the process of addressing the observations in the Form-483’s and intends to fully implement corrective and preventive actions to address the FDA’s concerns. The company cannot give any assurances that the FDA will be satisfied with its responses to the Form-483 observations or as to the expected date of resolution of matters included in the Form-483 observations.

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

Critical Accounting Policies

The preparation of financial statements requires the company’s management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in Bard’s 2014 Annual Report on Form 10-K. There have been no significant changes to the company’s critical accounting policies since December 31, 2014.

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

In addition, there are substantial risks inherent in the medical device business. The company’s business involves the design, development, manufacture, packaging, distribution and sale of life-sustaining medical devices. These devices are often used on, or permanently or temporarily implanted in, patients in clinically demanding circumstances, such as operating rooms, emergency units, intensive care and critical care settings, among others. These circumstances, among other factors, can cause the products to become associated with adverse clinical events, including patient mortality and injury, and could lead to product liability claims (including lawsuits seeking class action status or seeking to establish multi-district litigation proceedings) and other litigation, product withdrawals, warning letters, recalls, field corrections or regulatory enforcement actions relating to one or more of the company’s products, any of which could have a material adverse effect on our business, results of operations, financial condition and/or liquidity. For further discussion of risks applicable to our business, see “Risk Factors” in Bard’s 2014 Annual Report on Form 10-K.

Because actual results are affected by these and other risks and uncertainties, the company cautions investors that actual results may differ materially from those expressed or implied. It is not possible to predict or identify all risks and uncertainties, but the most significant factors, in addition to those addressed above and those described under Item 1A. “Risk Factors” in Bard’s 2014 Annual Report on Form 10-K, that could adversely affect our business or cause the actual results to differ materially from those expressed or implied include, but are not limited to:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The quantitative and qualitative disclosures about market risk are discussed in “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Bard’s 2014 Annual Report on Form 10-K. There have been no material changes in the information reported since the year ended December 31, 2014.

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

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of March 31, 2015. Based upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2015, the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to accomplish their objectives at the reasonable assurance level. There have been no changes in internal control over financial reporting for the quarter ended March 31, 2015 that have materially affected, or are likely to materially affect, the company’s internal control over financial reporting.

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

Product Liability Matters

Hernia Product Claims

As of April 15, 2015, approximately 55 federal and 40 state lawsuits involving individual claims by approximately 95 plaintiffs, as well as one putative class action in the United States, are currently pending against the company with respect to its Composix® Kugel® and certain other hernia repair implant products (collectively, the “Hernia Product Claims”). The company voluntarily recalled certain sizes and lots of the Composix® Kugel® products beginning in December 2005. As of April 15, 2015, all but one of the putative class actions pending against the company were dismissed. The remaining putative class action, which has not been certified, seeks: (i) medical monitoring; (ii) compensatory damages; (iii) punitive damages; (iv) a judicial finding of defect and causation; and/or (v) attorneys’ fees. In April 2014, a settlement was reached with respect to the three putative Canadian class actions within amounts previously recorded by the company. Approximately 20 of the state lawsuits, involving individual claims by approximately 20 plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions. The Hernia Product Claims also generally seek damages for personal injury resulting from use of the products.

In June 2007, the Composix® Kugel® lawsuits and, subsequently, other hernia repair product lawsuits, pending in federal courts nationwide were transferred into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island.

In June 2011, the company announced that it had reached agreements in principle with various plaintiffs’ law firms to settle the majority of its existing Hernia Product Claims. Each agreement was subject to certain conditions, including requirements for participation in the proposed settlements by a certain minimum number of plaintiffs. In addition, the company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Hernia Product Claims, and intends to vigorously defend Hernia Product Claims that do not settle, including through litigation. There are three trials currently scheduled in the second half of 2015. The company cannot give any assurances that the resolution of the Hernia Product Claims that have not settled, including asserted and unasserted claims and the putative class action lawsuit, will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

Women’s Health Product Claims

As of April 1, 2015, product liability lawsuits involving individual claims by approximately 14,500 plaintiffs have been filed against the company in various federal and state jurisdictions alleging personal injuries associated with the use of certain of the company’s surgical continence products for women. In addition, five putative class actions in the United States and five putative class actions in Canada have been filed against the company. In addition, a limited number of claims have been filed or asserted in various non-U.S. jurisdictions (all lawsuits, collectively, the “Women’s Health Product Claims”). The Women’s Health Product Claims generally seek damages for personal injury resulting from use of the products. The putative class actions, none of which has been certified, seek: (i) medical monitoring; (ii) compensatory damages; (iii) punitive damages; (iv) a judicial finding of defect and causation; and/or (v) attorneys’ fees. In April 2015, the Ontario Superior Court of Justice dismissed the plaintiffs’ motion for class certification in one Canadian putative class action. The plaintiffs may appeal this decision or may file an alternatives motion with the Ontario Superior Court to redefine the class. With respect to approximately half of the filed and asserted Women’s Health Product Claims, the company believes that two subsidiaries of Medtronic plc (as successor in interest to Covidien plc) (“Medtronic”), each a supplier of the company, have an obligation to defend and indemnify the company with respect to any product defect liability.

In October 2010, the Women’s Health Product Claims involving solely Avaulta® products pending in federal courts nationwide were transferred into an MDL in the United States District Court for the Southern District of West Virginia (the “District Court”), the scope of which was later expanded to include lawsuits involving all women’s surgical continence products that are manufactured or distributed by the company. The first trial in a state court was completed in California in July 2012 and resulted in a judgment against the company of approximately $3.6 million. On appeal the decision was affirmed by the appellate court in November 2014. The company filed a petition for review to the California Supreme Court on December 24, 2014, which was denied on February 18, 2015. The judgment in this matter, including interest and costs, was paid on March 20, 2015 within amounts previously recorded by the company. The first trial in the MDL commenced in July 2013 and resulted in a judgment against the company of approximately $2 million. The company has appealed this decision. During the third quarter of 2013, the company settled one MDL case and one New Jersey state case. In addition, during the third quarter of 2013, one MDL case was voluntarily dismissed with prejudice. On January 16, 2014 and July 31, 2014, the District Court ordered that the company prepare 200 and then an additional 300 individual cases, respectively, for trial (the “WHP Pre-Trial Orders”) (the timing for which is currently unknown). These WHP Pre-Trial Orders resulted in significant additional litigation-related defense costs beginning in the second quarter of 2014 and are expected to result in material additional cost in 2015 in defending Women’s Health Product Claims. The District Court may also order that the company prepare additional cases for trial, which could result in material additional cost in future periods. During the second quarter of 2014, the company reached an agreement with two plaintiffs’ law firms to settle their inventory of cases, representing more than 500 of the filed or asserted Women’s Health Product Claims, which the company believes are not the subject of Medtronic’s indemnification obligation. The company also settled one MDL case that was originally scheduled for trial in May 2014. In the third quarter of 2014, the company reached an agreement with a plaintiffs’ law firm to settle approximately 25 of the filed or asserted Women’s Health Product Claims, which the company believes are not the subject of Medtronic’s indemnification obligation. The settlements reached in 2014 for Women’s Health Product Claims were within the amounts previously recorded by the company. In addition, the company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Women’s Health Product Claims, which may include additional inventory settlements. In February 2015, the District Court appointed a Special Master to assist with settlement resolution. A trial was scheduled to begin in the MDL in February 2015, however, the parties reached an agreement in principle to settle the case. A state court trial in Florida is scheduled for October 2015, and one in Missouri is scheduled for November 2015. The company anticipates that multiple additional trials, including a possible consolidated trial or trials, may occur in 2015.

In December 2014, Medtronic filed a motion for leave to amend its answer in the underlying MDL for Women’s Health Product Claims to assert cross-claims against the company challenging the indemnification provisions of certain of their supply agreements with the company. In March 2015, the court granted Medtronic’s motion. On January 22, 2015, the company initiated litigation and/or arbitration seeking, among other things, declaratory relief under these supply agreements with Medtronic in three separate jurisdictions - New Jersey state court, the English High Court of Justice in London and Atlanta, Georgia.

The company does not believe that any verdicts entered to date are representative of potential outcomes of all Women’s Health Product Claims. The case numbers set forth above do not include approximately 850 generic complaints involving women’s health products where the company cannot, based on the allegations in the complaints, determine whether any of those cases involves the company’s women’s health products. In addition, the case numbers set forth above do not include approximately 1,650 claims that have been threatened against the company but for which complaints have not yet been filed. While the company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Women’s Health Product Claims and intends to vigorously defend the Women’s Health Product Claims that do not settle, including through litigation, it cannot give any assurances that the resolution of these claims and the related litigation with Medtronic will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

Filter Product Claims

As of April 15, 2015, product liability lawsuits involving individual claims by approximately 45 plaintiffs are currently pending against the company in various federal and state jurisdictions alleging personal injuries associated with the use of the company’s vena cava filter products (all lawsuits, collectively, the “Filter Product Claims”). The first Filter Product Claim trial was completed in June 2012 and resulted in a judgment for the company. During the second quarter of 2013, the company finalized settlement agreements with respect to more than 30 Filter Product Claims and made payments with respect to such claims within the amounts previously recorded. The case numbers set forth above do not include approximately 150 claims that have been threatened against the company but for which complaints have not yet been filed. The company expects additional trials of Filter Product Claims to take place over the next 12 months. While the company intends to vigorously defend Filter Product Claims that do not settle, including through litigation, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

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

In December 2007, a U.S. District Court jury in Arizona found that certain of W.L. Gore & Associates, Inc.’s (“Gore”) ePTFE vascular grafts and stent-grafts infringe the company’s patent number 6,436,135 (the “135 patent”). The jury upheld the validity of the company’s patent and awarded the company $185 million in past damages. The jury also found that Gore willfully infringed the patent. In a second phase of the trial, the District Court ruled that Gore failed to prove that the patent is unenforceable due to inequitable conduct. In March 2009, the District Court doubled the jury award to approximately $371 million for damages through June 2007. The District Court also awarded the company attorneys’ fees of $19 million and prejudgment interest of approximately $20 million. In addition, the District Court denied Gore’s remaining motions, including its motions for a new trial and to set aside the jury’s verdict. In July 2010, the District Court awarded the company approximately $109 million in additional damages for the period from July 2007 through March 2009. The District Court also assessed a royalty rate of between 12.5% and 20%, depending on the product, that will be used to calculate damages for Gore’s infringing sales from April 2009 through the expiration of the patent.

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

On November 1, 2013, Gore paid to the company $894.3 million in cash (the “Gore Proceeds”), the total amount of the compensatory damages for infringement, including pre- and post-judgment interest, and the royalties accrued through September 30, 2013. Gore expressly reserved its right to appeal from the District Court’s rulings and notified the company that, if successful on appeal, it would seek to recover the amounts paid to the company. On December 5, 2013, Gore filed an appeal in the Court of Appeals on all of the District Court’s rulings, including the order denying Gore’s motion for a new trial. On August 8, 2014, the Court of Appeals heard oral argument on Gore’s appeal of the District Court’s rulings. On January 13, 2015, the Court of Appeals affirmed the decision of the District Court regarding its determination that the company established standing and that the 135 patent was willfully infringed. On February 12, 2015, Gore filed a petition for rehearing en banc at the Court of Appeals on the issue of willfulness. On April 8, 2015, the Court of Appeals denied Gore’s petition for rehearing en banc on the issue of willfulness. The Company filed a motion to execute on the judgment on the issue of willfulness, which was granted by the District Court on April 23, 2015. Gore may petition for review by the U.S. Supreme Court.

As of the third quarter of 2013, the company considered both the compensatory damages and the enhanced damages and the royalty awards to be contingent gains. In the fourth quarter of 2013, the company recorded a gain of $894.3 million ($557.4 million after tax) to other (income) expense, net, based on the District Court’s October 2013 rulings and the company’s receipt of the Gore Proceeds. In January 2015, the company received $38.4 million of royalty payments from Gore representing Gore’s calculation of royalties for its infringing sales for the quarter ended December 31, 2014. This royalty payment was recorded to revenue in the first quarter of 2015. The company has received cumulative proceeds from Gore of $1,084.5 million. The company has concluded that the chance of Gore establishing its right to recover this cash is remote. The company continues to account for the enhanced damages of approximately $209 million awarded by the District Court due to Gore’s willfulness as a contingent gain. The company anticipates receiving this amount in the second quarter of 2015.

The timing of final resolution of this litigation remains uncertain. The company cannot give any assurances that royalties for Gore’s future infringing sales will remain at or near historical levels.

In an unrelated matter, Gore filed suit in June 2011 in the U.S. District Court in Delaware alleging the company had infringed on several of Gore’s patents. Fact and expert discovery have been completed and in the fourth quarter of 2014, the parties both filed motions for summary judgment. Oral arguments on the motions occurred on January 30, 2015. The company intends to vigorously defend the allegations asserted by Gore. The company cannot give any assurances that an adverse resolution of this matter will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A. in Bard’s 2014 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the shares of the company’s common stock repurchased during the quarter ended March 31, 2015:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs(2)
January 1 – January 31, 2015	779,524	$172.26	775,074	$261,616,407
February 1 – February 28, 2015	546,339	172.95	409,479	190,929,826
March 1 – March 31, 2015	11,975	168.99	—	190,929,826

Total	1,337,838	$172.51	1,184,553	$190,929,826

(1)	Includes 153,285 shares that the company repurchased during the three month period ended March 31, 2015 that were not part of the publicly announced share repurchase authorization. These shares were purchased from employees to satisfy tax withholding requirements on the vesting of restricted shares/units from equity-based awards.
(2)	On June 11, 2014, the company announced that its Board of Directors had authorized the repurchase of up to an additional $500 million of common stock of the company.

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
Date: April 24, 2015

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