Form 10-Q
period 2015-06-30
BARD C R INC /NJ/
filed 2015-07-24
CIK 9892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2015
Common Stock - $0.25 par value	74,199,143

C. R. BARD, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands except per share amounts, unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$859,800	$827,100	$1,679,500	$1,626,400

Costs and expenses:
Cost of goods sold	333,700	320,700	644,900	630,200
Marketing, selling and administrative expense	250,000	245,200	485,700	482,000
Research and development expense	64,000	85,400	124,600	149,700
Interest expense	11,200	11,300	22,500	22,400
Other (income) expense, net	141,700	257,300	158,000	251,300

Total costs and expenses	800,600	919,900	1,435,700	1,535,600

Income (loss) from operations before income taxes	59,200	(92,800)	243,800	90,800

Income tax provision	113,900	26,600	158,700	61,800

Net (loss) income	$(54,700)	$(119,400)	$85,100	$29,000

Basic (loss) earnings per share available to common shareholders	$(0.74)	$(1.59)	$1.13	$0.38

Diluted (loss) earnings per share available to common shareholders	$(0.74)	$(1.59)	$1.11	$0.37

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(dollars in thousands, unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net (loss) income	$(54,700)	$(119,400)	$85,100	$29,000
Other comprehensive income (loss):
Change in derivative instruments designated as cash flow hedges, net of tax	3,800	1,300	3,900	1,700
Foreign currency translation adjustments	(10,900)	2,400	(64,600)	3,400
Benefit plan adjustments, net of tax	1,900	1,600	3,800	3,200

Other comprehensive income (loss)	(5,200)	5,300	(56,900)	8,300

Comprehensive (loss) income	$(59,900)	$(114,100)	$28,200	$37,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands except share and per share amounts, unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$1,098,400	$960,100
Restricted cash	17,500	47,500
Accounts receivable, less allowances of $8,400 and $10,100, respectively	453,700	455,200
Inventories	383,600	376,200
Short-term deferred tax assets	126,600	93,300
Other current assets	93,300	114,800

Total current assets	2,173,100	2,047,100

Property, plant and equipment, at cost	786,000	747,900
Less accumulated depreciation and amortization	324,700	301,500

Net property, plant and equipment	461,300	446,400
Goodwill	1,079,700	1,091,200
Core and developed technologies, net	719,300	749,100
Other intangible assets, net	272,500	304,800
Deferred tax assets	14,700	11,500
Other assets	246,900	442,500

Total assets	$4,967,500	$5,092,600

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities
Short-term borrowings and current maturities of long-term debt	$252,500	$78,000
Accounts payable	69,900	81,900
Accrued expenses	613,500	287,700
Accrued compensation and benefits	122,100	162,600
Income taxes payable	52,000	4,400

Total current liabilities	1,110,000	614,600

Long-term debt	1,147,500	1,401,900
Other long-term liabilities	876,800	1,125,300
Deferred income taxes	174,800	145,900
Commitments and contingencies
Shareholders’ investment:
Preferred stock, $1 par value, authorized 5,000,000 shares; none issued	—	—
Common stock, $0.25 par value, authorized 600,000,000 shares; issued and outstanding 74,199,143 shares at June 30, 2015 and 74,893,483 shares at December 31, 2014	18,500	18,700
Capital in excess of par value	2,041,700	1,945,300
Accumulated deficit	(256,100)	(70,300)
Accumulated other comprehensive loss	(145,700)	(88,800)

Total shareholders’ investment	1,658,400	1,804,900

Total liabilities and shareholders’ investment	$4,967,500	$5,092,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$85,100	$29,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94,100	85,000
Litigation charges, net	346,000	262,700
Restructuring and productivity initiative costs, net of payments	7,300	—
Asset impairment	—	600
Gain on sale of investment	—	(7,100)
Deferred income taxes	(7,900)	(19,500)
Share-based compensation	44,100	36,700
Inventory reserves and provision for doubtful accounts	9,500	10,400
Other items	2,600	1,100
Changes in assets and liabilities:
Accounts receivable	(1,100)	31,000
Inventories	(33,000)	(27,900)
Current liabilities	(90,100)	(3,900)
Taxes	69,600	(112,800)
Other, net	(18,800)	(1,300)

Net cash provided by operating activities	507,400	284,000

Cash flows from investing activities:
Capital expenditures	(57,600)	(55,600)
Change in restricted cash	31,700	6,700
Payments made for intangibles	(400)	(400)
Proceeds from sale of investment	—	7,100

Net cash used in investing activities	(26,300)	(42,200)

Cash flows from financing activities:
Change in short-term borrowings, net	(78,000)	181,500
Proceeds from exercises under share-based compensation plans, net	13,900	49,600
Excess tax benefit relating to share-based compensation plans	19,500	13,500
Purchases of common stock	(236,600)	(526,100)
Dividends paid	(33,500)	(32,700)
Payments of contingent consideration	(6,900)	(200)

Net cash used in financing activities	(321,600)	(314,400)

Effect of exchange rate changes on cash and cash equivalents	(21,200)	1,800

Increase (decrease) in cash and cash equivalents during the period	138,300	(70,800)

Balance at January 1	960,100	1,066,900

Balance at June 30	$1,098,400	$996,100

Supplemental cash flow information
Cash paid for:
Interest	$21,400	$21,300
Income taxes	77,500	180,600
Non-cash transactions:
Dividends declared, not paid	18,100	16,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of C. R. Bard, Inc. and its subsidiaries (the “company” or “Bard”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in Bard’s 2014 Annual Report on Form 10-K. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in the financial statements in Bard’s 2014 Annual Report on Form 10-K. The preparation of these financial statements requires the company to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities at the date of the financial statements. These financial statements include all normal and recurring adjustments necessary for a fair presentation. The accounts of most foreign subsidiaries are consolidated as of and for the quarters ended May 31, 2015 and May 31, 2014 and as of November 30, 2014. No events occurred related to these foreign subsidiaries during the months of May 2015, May 2014 or December 2014 that materially affected the financial position or results of operations of the company. The results for the interim periods presented are not necessarily indicative of the results expected for the year.

New Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued a new accounting standard that provides for a comprehensive model to use in the accounting for revenue arising from contracts with customers. Under this standard, revenue will be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The FASB recently voted to defer this standard’s effective date for one year, which will now begin with Bard’s 2018 fiscal year. Early adoption is permitted as of the original effective date beginning with Bard’s 2017 fiscal year. The company continues to assess the new standard, as well as amendments to the standard that have been proposed by the FASB, and has not yet determined the adoption date or the impact to the consolidated financial statements.

2. Acquisition

On July 1, 2015, the company acquired all the outstanding shares of Vascular Pathways, Inc. (“VPI”), a privately-held developer and supplier of vascular access devices. VPI manufactures the AccuCath® Intravenous Catheter System, a United States Food and Drug Administration cleared device that enables rapid and safe peripheral intravenous (“PIV”) insertion. This acquisition allows the company to expand its wire-assist PIV technology platform to address unmet clinical needs and will supplement its intellectual property portfolio for wire-assist vascular access devices. The purchase consideration included an up-front cash payment of $89.9 million and future contingent payments of up to an additional $15 million based on specific revenue-based and manufacturing-related milestones. The company has not yet completed the initial purchase accounting due to the timing of this acquisition.

3. Earnings per Common Share

Earnings per share (“EPS”) is computed under the two-class method using the following common share information:

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(dollars and shares in millions)
EPS Numerator:
Net (loss) income	$(54.7)	$(119.4)	$85.1	$29.0
Less: Income allocated to participating securities	—	—	1.2	0.4

Net (loss) income available to common shareholders	$(54.7)	$(119.4)	$83.9	$28.6

EPS Denominator:
Weighted average common shares outstanding	74.2	75.1	74.3	76.0
Dilutive common share equivalents from share-based compensation plans	—	—	1.4	1.5

Weighted average common and common equivalent shares outstanding, assuming dilution	74.2	75.1	75.7	77.5

For the quarters ended June 30, 2015 and 2014, common share equivalents of approximately 1.3 million and 1.5 million, respectively, were not included in the computation of diluted weighted average shares outstanding. Common share equivalents primarily from share-based compensation plans were not included in these periods because their effect would have been anti-dilutive.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Income Taxes

The effective tax rate for the quarter and six months ended June 30, 2015 reflected the discrete tax effects of litigation charges, primarily related to product liability claims, which were substantially incurred in a low tax jurisdiction, and the gain related to the proceeds received from W. L. Gore & Associates, Inc. (“Gore”), which was incurred in a high tax jurisdiction. The effective tax rate for both the quarter and six months ended June 30, 2014 reflected the discrete tax effect of litigation charges, primarily related to product liability claims, which were substantially incurred in a low tax jurisdiction. See Note 7 of the notes to condensed consolidated financial statements. The effective tax rate for the six months ended June 30, 2014 also reflected a tax benefit of $10.9 million as a result of the completion of U.S. Internal Revenue Service examinations for the tax years 2008 through 2010.

At June 30, 2015, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was $34.6 million (of which $29.9 million would impact the effective tax rate, if recognized) plus $3.5 million of accrued interest. At December 31, 2014, the liability for unrecognized tax benefits was $36.1 million plus $2.9 million of accrued interest. Depending upon the result of open tax examinations and/or the expiration of applicable statutes of limitation, the company believes it is reasonably possible that the total amount of unrecognized tax benefits may decrease by up to $9.3 million within the next 12 months.

5. Financial Instruments

For further discussion regarding the company’s use of derivative instruments, see Note 1 of the notes to consolidated financial statements in Bard’s 2014 Annual Report on Form 10-K.

Foreign Exchange Derivative Instruments

The company enters into readily marketable forward and option contracts with financial institutions to help reduce its exposure to foreign currency exchange rate fluctuations. These contracts limit volatility because gains and losses associated with foreign currency exchange rate movements are generally offset by movements in the underlying hedged item. The notional value of the company’s forward currency and option currency contracts was $285.3 million and $191.1 million at June 30, 2015 and December 31, 2014, respectively.

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

The location and fair value of derivative instruments that are designated as hedging instruments recognized in the condensed consolidated balance sheets are as follows:

	Balance Sheet Location	Fair Value of Derivatives
Derivatives Designated as Hedging Instruments		June 30, 2015	December 31, 2014
(dollars in millions)
Forward currency contracts	Other current assets	$1.9	$1.9
Option currency contracts	Other current assets	12.4	9.3
Interest rate swap contracts	Other current assets	5.0	—
Forward currency contracts	Other assets	0.2	—
Option currency contracts	Other assets	1.9	—
Interest rate swap contracts	Other assets	—	4.9

		$21.4	$16.1

Forward currency contracts	Accrued expenses	$5.3	$6.6
Forward currency contracts	Other long-term liabilities	0.5	—

		$5.8	$6.6

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The location and amounts of gains and losses on derivative instruments designated as cash flow hedges and the impact on shareholders’ investment are as follows:

	Gain/(Loss) Recognized in Other Comprehensive Income (Loss)		Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
	Quarter Ended June 30,			Quarter Ended June 30,
	2015	2014		2015	2014
(dollars in millions)
Forward currency contracts	$(1.9)	$0.6	Cost of goods sold	$(0.2)	$0.2
Option currency contracts	1.4	0.6	Cost of goods sold	3.4	(0.4)
Interest rate swap contract	10.1	—	Interest expense	—	—

	$9.6	$1.2		$3.2	$(0.2)

	Gain/(Loss) Recognized in Other Comprehensive Income (Loss)		Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
	Six Months Ended June 30,			Six Months Ended June 30,
	2015	2014		2015	2014
(dollars in millions)
Forward currency contracts	$(1.8)	$0.9	Cost of goods sold	$0.6	$0.8
Option currency contracts	10.4	—	Cost of goods sold	4.5	(1.0)
Interest rate swap contract	2.2	—	Interest expense	—	—

	$10.8	$0.9		$5.1	$(0.2)

The location and amounts of gains and losses on the derivative instrument designated as a fair value hedge are as follows:

	Location in Statement of Operations	(Loss) Recognized on Swap				Gain Recognized on Debt
		Quarter Ended June 30,		Six Months Ended June 30,		Quarter Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014	2015	2014	2015	2014
(dollars in millions)
Interest rate swap contract	Interest expense	$(1.1)	$(0.9)	$(2.1)	$(1.9)	$1.1	$0.9	$2.1	$1.9

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

The following table summarizes certain financial instrument assets and (liabilities) measured at fair value on a recurring basis:

	June 30, 2015	December 31, 2014
(dollars in millions)
Forward currency contracts	$(3.7)	$(4.7)
Option currency contracts	14.3	9.3
Interest rate swap contracts	5.0	4.9

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair values were measured using significant other observable inputs and valued by reference to similar financial instruments, adjusted for restrictions and other terms specific to each instrument. These financial instruments are categorized as Level 2 under the fair value hierarchy.

The fair value of the liability for contingent consideration related to acquisitions was $5.4 million and $23.1 million at June 30, 2015 and December 31, 2014, respectively. The decrease in the fair value of the liability for contingent consideration was primarily due to a reduction in the probability of the achievement of a certain revenue-based milestone and payment in respect of the achievement of unrelated milestones. The fair value was measured using significant unobservable inputs and is categorized as Level 3 under the fair value hierarchy.

Financial Instruments Not Measured at Fair Value

The company maintains a $750 million five-year committed syndicated bank credit facility that expires in November 2019. The credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The facility includes pricing based on the company’s long-term credit ratings and includes a financial covenant that limits the amount of total debt to total capitalization. At June 30, 2015 the company was in compliance with this covenant. There were no commercial paper borrowings outstanding at June 30, 2015. The fair value of commercial paper borrowings outstanding of $78.0 million at December 31, 2014 approximated the carrying value.

The estimated fair value of long-term debt including current maturities and the effect of the related interest rate swap contract was approximately $1,469.9 million and $1,481.7 million at June 30, 2015 and December 31, 2014, respectively. The fair value was estimated using dealer quotes for similarly-rated debt instruments over the remaining contractual term of the company’s obligation and is categorized as Level 2 under the fair value hierarchy.

Concentration Risk

Accounts receivable balances include sales to government-supported healthcare systems outside the United States. The company monitors economic conditions and evaluates accounts receivable in certain countries for potential collection risks. Economic conditions and other factors in certain countries, particularly in Spain, Italy, Greece and Portugal, have resulted in, and may continue to result in, an increase in the average length of time that it takes to collect these accounts receivable and may require the company to re-evaluate the collectability of these receivables in future periods. At June 30, 2015, the company’s accounts receivable, net of allowances, from the national healthcare systems and private sector customers in these four countries was $52.8 million, of which $7.7 million was greater than 365 days past due.

The company is closely monitoring recent economic developments in Greece, including its financial stability and creditworthiness. At June 30, 2015, total accounts receivable, net of allowances, from both the national healthcare system and private sector customers in Greece was $12.6 million, of which $6.3 million was greater than 365 days past due.

6. Inventories

Inventories consisted of:

	June 30, 2015	December 31, 2014
(dollars in millions)
Finished goods	$213.2	$225.4
Work in process	28.2	23.5
Raw materials	142.2	127.3

	$383.6	$376.2

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

Product Liability Matters

Hernia Product Claims

As of July 1, 2015, approximately 45 federal and 40 state lawsuits involving individual claims by approximately 85 plaintiffs, as well as one putative class action in the United States, are currently pending against the company with respect to its Composix® Kugel® and certain other hernia repair implant products (collectively, the “Hernia Product Claims”). The company voluntarily recalled certain sizes and lots of the Composix® Kugel® products beginning in December 2005. As of July 1, 2015, all but one of the putative class actions pending against the company were dismissed. The remaining putative class action, which has not been certified, seeks: (i) medical monitoring; (ii) compensatory damages; (iii) punitive damages; (iv) a judicial finding of defect and causation; and/or (v) attorneys’ fees. In April 2014, a settlement was reached with respect to the three putative Canadian class actions within amounts previously recorded by the company. Approximately 25 of the state lawsuits, involving individual claims by approximately 25 plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions. The Hernia Product Claims also generally seek damages for personal injury resulting from use of the products.

In June 2007, the Composix® Kugel® lawsuits and, subsequently, other hernia repair product lawsuits, pending in federal courts nationwide were transferred into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island.

In June 2011, the company announced that it had reached agreements in principle with various plaintiffs’ law firms to settle the majority of its existing Hernia Product Claims. Each agreement was subject to certain conditions, including requirements for participation in the proposed settlements by a certain minimum number of plaintiffs. In addition, the company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Hernia Product Claims, and intends to vigorously defend Hernia Product Claims that do not settle, including through litigation. There are two trials currently scheduled in the second half of 2015. The company cannot give any assurances that the resolution of the Hernia Product Claims that have not settled, including asserted and unasserted claims and the putative class action lawsuit, will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

Women’s Health Product Claims

As of July 1, 2015, product liability lawsuits involving individual claims by approximately 15,260 plaintiffs have been filed against the company in various federal and state jurisdictions alleging personal injuries associated with the use of certain of the company’s surgical continence products for women. In addition, five putative class actions in the United States and five putative class actions in Canada have been filed against the company. In addition, a limited number of claims have been filed or asserted in various non-U.S. jurisdictions (all lawsuits, collectively, the “Women’s Health Product Claims”). The Women’s Health Product Claims generally seek damages for personal injury resulting from use of the products. The putative class actions, none of which has been certified, seek: (i) medical monitoring; (ii) compensatory damages; (iii) punitive damages; (iv) a judicial finding of defect and causation; and/or (v) attorneys’ fees. In April 2015, the Ontario Superior Court of Justice dismissed the plaintiffs’ motion for class certification in one Canadian putative class action. The plaintiffs may appeal this decision or may file an alternatives motion with the Ontario Superior Court to redefine the class. With respect to approximately half of the filed and asserted Women’s Health Product Claims, the company believes that two subsidiaries of Medtronic plc (as successor in interest to Covidien plc) (“Medtronic”), each a supplier of the company, have an obligation to defend and indemnify the company with respect to any product defect liability. As described below, in July 2015 the company reached an agreement with Medtronic regarding certain aspects of Medtronic’s indemnification obligation.

In October 2010, the Women’s Health Product Claims involving solely Avaulta® products pending in federal courts nationwide were transferred into an MDL in the United States District Court for the Southern District of West Virginia (the “District Court”), the scope of which was later expanded to include lawsuits involving all women’s surgical continence products that are manufactured or distributed by the company. The first trial in a state court was completed in California in July 2012 and resulted in a judgment against the company of approximately $3.6 million. On appeal the decision was affirmed by the appellate court in November 2014. The company filed a petition for review to the California Supreme Court on December 24, 2014, which was denied on February 18, 2015. The judgment in this matter, including interest and costs,

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

was paid on March 20, 2015 within the amounts previously recorded by the company. The first trial in the MDL commenced in July 2013 and resulted in a judgment against the company of approximately $2 million. The company has appealed this decision. During the third quarter of 2013, the company settled one MDL case and one New Jersey state case. In addition, during the third quarter of 2013, one MDL case was voluntarily dismissed with prejudice. On January 16, 2014 and July 31, 2014, the District Court ordered that the company prepare 200 and then an additional 300 individual cases, respectively, for trial (the “WHP Pre-Trial Orders”) (the timing for which is currently unknown). The WHP Pre-Trial Orders resulted in significant additional litigation-related defense costs beginning in the second quarter of 2014 and continuing through the second quarter of 2015. In June 2015, the District Court issued an order staying the requirement to prepare a significant portion of the cases covered by the WHP Pre-Trial Orders. The WHP Pre-Trial Orders may result in material additional cost in the second half of 2015 in defending Women’s Health Product Claims. The District Court may also order that the company prepare additional cases for trial, which could result in material additional cost in future periods. During the second quarter of 2014, the company reached an agreement with two plaintiffs’ law firms to settle their inventory of cases, representing more than 500 of the filed or asserted Women’s Health Product Claims, which the company believes are not the subject of Medtronic’s indemnification obligation. The company also settled one MDL case that was originally scheduled for trial in May 2014. In the third quarter of 2014, the company reached an agreement with a plaintiffs’ law firm to settle approximately 25 of the filed or asserted Women’s Health Product Claims, which the company believes are not the subject of Medtronic’s indemnification obligation. The settlements reached in 2014 for Women’s Health Product Claims were within the amounts previously recorded by the company. In February 2015, the District Court appointed a Special Master to assist with settlement resolution. A trial was scheduled to begin in the MDL in February 2015, which the parties settled before trial. In June 2015, the company reached an agreement in principle with various plaintiffs’ law firms to settle their inventory of cases, representing more than 1,300 of the filed or asserted Women’s Health Product Claims. In July 2015, the company reached an agreement with various plaintiffs’ law firms to settle their inventory of cases, representing more than 1,500 of the filed or asserted Women’s Health Product Claims. Each agreement is subject to certain conditions, including requirements for participation in the proposed settlements by a certain minimum number of plaintiffs. In addition, the company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Women’s Health Product Claims, which may include additional inventory settlements. Notwithstanding these settlement efforts, the company anticipates that multiple additional trials, including one or more possible consolidated trials, may occur in 2015.

In December 2014, Medtronic filed a motion for leave to amend its answer in the underlying MDL for Women’s Health Product Claims to assert cross-claims against the company challenging the indemnification provisions of certain of their supply agreements with the company. In March 2015, the court granted Medtronic’s motion. On January 22, 2015, the company initiated litigation and/or arbitration seeking, among other things, declaratory relief under these supply agreements with Medtronic in three separate jurisdictions – New Jersey state court, the English High Court of Justice in London and Atlanta, Georgia. In July 2015, as part of the agreement noted above, Medtronic agreed to take responsibility for pursuing settlement of certain of the Women’s Health Product Claims that relate to products distributed by the company under supply agreements with Medtronic and the company agreed to pay Medtronic $121 million towards these potential settlements. The company also may, in its sole discretion, transfer responsibility for settlement of additional Women’s Health Product Claims to Medtronic on similar terms. The agreement does not resolve the dispute between the company and Medtronic with respect to Women’s Health Product Claims that do not settle, if any. As part of the agreement, Medtronic and the company agreed to dismiss without prejudice their pending litigation with respect to Medtronic’s obligation to defend and indemnify the company.

The company does not believe that any verdicts entered to date are representative of potential outcomes of all Women’s Health Product Claims. The case numbers set forth above do not include approximately 815 generic complaints involving women’s health products where the company cannot, based on the allegations in the complaints, determine whether any of those cases involve the company’s women’s health products. In addition, the case numbers set forth above do not include approximately 1,555 claims that have been threatened against the company but for which complaints have not yet been filed. While the company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Women’s Health Product Claims and intends to vigorously defend the Women’s Health Product Claims that do not settle, including through litigation, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

Filter Product Claims

As of July 1, 2015, product liability lawsuits involving individual claims by approximately 50 plaintiffs are currently pending against the company in various federal and state jurisdictions alleging personal injuries associated with the use of the company’s vena cava filter products (all lawsuits, collectively, the “Filter Product Claims”). The first Filter Product Claim trial was completed in June 2012 and resulted in a judgment for the company. During the second quarter of 2013, the company finalized settlement agreements with respect to more than 30 Filter Product Claims and made payments with respect to such claims within the amounts previously recorded by the company. The case numbers set forth above do not

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

include approximately 145 claims that have been threatened against the company but for which complaints have not yet been filed. The company expects additional trials of Filter Product Claims to take place over the next 12 months. While the company intends to vigorously defend Filter Product Claims that do not settle, including through litigation, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

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

The company believes that some settlements and judgments, as well as some legal defense costs, relating to product liability matters are or may be covered in whole or in part under its product liability insurance policies with a limited number of insurance carriers, or, in some circumstances, indemnification obligations to the company from other parties. In certain circumstances, insurance carriers reserve their rights with respect to coverage, or contest or deny coverage, as has occurred with respect to certain claims. In addition, other parties may dispute their indemnification obligations to the company, as has occurred with respect to certain claims. When either of these occur, the company intends to vigorously contest disputes with respect to its insurance coverage or indemnification and to enforce its rights, and accordingly, will record expected recoveries with respect to amounts due under these policies or arrangements, when recovery is probable. Amounts recovered under the company’s product liability insurance policies or indemnification arrangements may be less than the stated coverage limits or less than otherwise expected and may not be adequate to cover damages and/or costs relating to claims. In addition, there is no guarantee that insurers or other parties will pay claims or that coverage or indemnity will be otherwise available.

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

In December 2007, a U.S. District Court jury in Arizona found that certain of Gore’s ePTFE vascular grafts and stent-grafts infringe the company’s patent number 6,436,135 (the “135 patent”). The jury upheld the validity of the company’s patent and awarded the company $185 million in past damages. The jury also found that Gore willfully infringed the patent. In a second phase of the trial, the District Court ruled that Gore failed to prove that the patent is unenforceable due to inequitable conduct. In March 2009, the District Court doubled the jury award to approximately $371 million for damages through June 2007. The District Court also awarded the company attorneys’ fees of $19 million and prejudgment interest of approximately $20 million. In addition, the District Court denied Gore’s remaining motions, including its motions for a new trial and to set aside the jury’s verdict. In July 2010, the District Court awarded the company approximately $109 million in additional damages for the period from July 2007 through March 2009. The District Court also assessed a royalty rate of between 12.5% and 20%, depending on the product, that is being used to calculate damages for Gore’s infringing sales from April 2009 through the expiration of the patent.

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

On January 28, 2013, Gore filed with the District Court a Request for Judicial Notice that the U.S. Patent and Trademark Office (“USPTO”) granted Gore’s previously filed request for a re-examination of the 135 patent. On April 1,

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2013, the USPTO issued a First Office Action initially rejecting all of the claims of the 135 patent that are the subject of the re-examination. On July 10, 2013, the USPTO issued a Notice of Intent to Issue an Ex Parte Reexamination Certificate upholding the patentability of all re-examined claims of the 135 patent. This action terminated the re-examination proceeding and upheld the claims involved in the re-examination.

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

On November 1, 2013, Gore paid to the company $894.3 million in cash the total amount of the compensatory damages for infringement, including pre- and post-judgment interest, and the royalties accrued through September 30, 2013. Gore expressly reserved its right to appeal from the District Court’s rulings and notified the company that, if successful on appeal, it would seek to recover the amounts paid to the company. On December 5, 2013, Gore filed an appeal in the Court of Appeals on all of the District Court’s rulings, including the order denying Gore’s motion for a new trial. On August 8, 2014, the Court of Appeals heard oral argument on Gore’s appeal of the District Court’s rulings. On January 13, 2015, the Court of Appeals affirmed the decision of the District Court regarding its determination that the company established standing and that the 135 patent was willfully infringed. On February 12, 2015, Gore filed a petition for rehearing en banc at the Court of Appeals on the issue of willfulness. On April 8, 2015, the Court of Appeals denied Gore’s petition for rehearing en banc on the issue of willfulness. The company filed a motion to execute on the judgment on the issue of willfulness, which was granted by the District Court on April 23, 2015. On May 1, 2015, Gore paid to the company $210.5 million in cash, representing the total amount of the enhanced damages awarded by the District Court due to Gore’s willfulness and an audit adjustment related to the payment of royalties through September 30, 2013. Amounts received from Gore in May 2015 and previously in November 2013 are referred to as the “Gore Proceeds”. On July 7, 2015, Gore filed a petition for a writ of certiorari to the U.S. Supreme Court requesting a review of the decision that the 135 patent was infringed. The company believes Gore’s petition is without merit. Whether or not the Supreme Court will accept such petition, and the timing of such decision, is not known.

As of the third quarter of 2013, the company considered both the compensatory damages and the enhanced damages and the royalty awards to be contingent gains. In the fourth quarter of 2013, the company recorded a gain of $894.3 million ($557.4 million after tax) to other (income) expense, net, based on the District Court’s October 2013 rulings and the company’s receipt of the 2013 portion of the Gore Proceeds. In the second quarter of 2015, the company recorded a gain of $210.5 million ($131.7 million after tax) to other (income) expense, net, based on the District Court’s April 2015 ruling and the company’s receipt of the 2015 portion of the Gore Proceeds and an audit adjustment related to the payment of royalties through September 30, 2013. In April 2015, the company received $35.6 million of royalty payments from Gore representing Gore’s calculation of royalties for its infringing sales for the quarter ended March 31, 2015. This royalty payment and an audit adjustment of $1.3 million related to the payment of royalties from October 1, 2013 to March 31, 2015 were recorded to revenue in the second quarter of 2015. Royalty payments of $75.3 million were recorded to revenue for the six months ended June 30, 2015. The company has received cumulative proceeds from Gore of $1,331.9 million. The company has concluded that the chance of Gore establishing its right to recover any portion of the cumulative proceeds is remote.

The timing of final resolution of this litigation remains uncertain. The company cannot give any assurances that royalties for Gore’s future infringing sales will remain at or near historical levels.

In an unrelated matter, Gore filed suit in June 2011 in the U.S. District Court in Delaware alleging the company had infringed on several of Gore’s patents. Fact and expert discovery have been completed and in the fourth quarter of 2014, the parties both filed a number of motions, including motions for summary judgment. Oral arguments on the motions occurred on January 30, 2015. In June 2015, the Magistrate Judge of the Delaware District Court issued a preliminary ruling on three of these motions, granting the company’s motion for summary judgment on non-infringement of one of Gore’s patents and denying the company’s motions for summary judgment for patent invalidity due to the patents being indefinite and to exclude expert testimony of Gore’s technical expert. The rulings remain subject to the final approval of the Delaware District Court. The company intends to vigorously defend the allegations asserted by Gore. The company cannot give any assurances that an adverse resolution of this matter will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

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

In the second quarter of 2015, the company recorded an additional charge related to these matters, net of estimated recoveries to other (income) expense, net, of approximately $337.0 million ($325.0 million after tax). The company recorded this charge based on additional information obtained during the quarter, including with respect to the factors noted above. Specifically the company considered the agreement and the agreement in principle by the company to settle more than 2,800 filed or asserted Women’s Health Product Claims, the involvement of the Special Master in settlement resolution, additional settlements by other manufacturers subject to product liability claims with respect to similar products, and the continued rate of claims being filed (which led the company to increase its estimate of unasserted claims).

These charges recognized the estimated costs for the product liability matters discussed above, including (with respect to such matters) asserted and unasserted claims, and costs to administer the settlements related to such matters. These charges exclude any costs associated with the putative class action lawsuits in the United States.

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

Accruals for product liability and other legal matters amounted to $1,139.0 million, of which $445.7 million was recorded to accrued expenses, and $1,041.5 million, of which $101.7 million was recorded to accrued expenses, at June 30, 2015 and December 31, 2014, respectively. The company has made total payments of $249.5 million to qualified settlement funds (“QSFs”), subject to certain settlement conditions, for certain product liability matters. No payments were made to QSFs during the six months ended June 30, 2015. Payments to QSFs are recorded as a component of restricted cash. Total payments of $234.1 million from these QSFs have been made to qualified claimants, of which $32.1 million were made during the six months ended June 30, 2015. In addition, other payments of $54.2 million have been made to qualified claimants, of which $13.5 million were made during the six months ended June 30, 2015.

The company recorded expected recoveries related to product liability matters amounting to $174.7 million, of which $155.2 million was recorded to other assets, and $379.3 million, of which $358.9 million was recorded to other assets, at June 30, 2015 and December 31, 2014, respectively. A substantial amount of these recoveries at December 31, 2014 were the subject of a dispute with Medtronic, which had contested, at least in part, its obligation to defend and indemnify the company. The decrease in expected recoveries is primarily due to the agreement with Medtronic entered into in July 2015 regarding certain aspects of Medtronic’s indemnification obligation. The terms of the company’s agreement with Medtronic are substantially consistent with the assumptions underlying, and the manner in which, the company has recorded expected recoveries related to the indemnification obligation. The expected recoveries at June 30, 2015 related to the indemnification obligation are not in dispute with respect to claims that Medtronic settles pursuant to the agreement. As described above, the agreement does not resolve the dispute between the company and Medtronic with respect to Women’s Health Product Claims that do not settle, if any, and the company also may, in its sole discretion, transfer responsibility for settlement of additional Women’s Health Product Claims to Medtronic on similar terms.

The company had previously engaged outside counsel to evaluate the company’s rights with respect to Medtronic’s indemnification obligation, and outside counsel issued a legal opinion supporting the company’s belief regarding Medtronic’s obligation to defend and indemnify the company for product defect claims with respect to the products manufactured by Medtronic that are the subject of the Women’s Health Product Claims. After considering the following factors (as appropriate): the nature of the claims; relevant contracts; relevant factual and legal issues; the advice and judgment of outside legal counsel, including a legal opinion; the agreement with Medtronic; the creditworthiness of Medtronic; and other pertinent factors, as of June 30, 2015, the company believed that these expected recoveries were probable and therefore have been recorded as an asset.

The company is unable to estimate the reasonably possible losses or range of losses, if any, arising from certain existing product liability matters and other legal matters. Under U.S. generally accepted accounting principles, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight”. With respect to putative class action lawsuits in the United States relating to product liability matters, the company is unable to estimate a range of reasonably possible losses for the following reasons: (i) all or certain of the proceedings are in early stages; (ii) the company has not received and reviewed complete information regarding all or certain of the plaintiffs and their medical conditions; and/or (iii) there are significant factual issues to be resolved. In addition, there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class. In addition, with respect to the Civil Investigative Demands from a number of State Attorneys General, the company is unable to estimate a range of reasonably possible losses for the following reasons: (i) all or certain of the proceedings are in early stages; and/or (ii) there are significant factual issues to be resolved.

8. Share-Based Compensation Plans

The company may grant a variety of share-based payments under the 2012 Long Term Incentive Plan of C. R. Bard, Inc., as amended and restated (the “LTIP”) and the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc., as amended and restated (the “Directors’ Plan”) to certain directors, officers and employees. At the company’s Annual Meeting of Shareholders on April 15, 2015, the shareholders authorized an additional 1,500,000 shares for issuance under the LTIP. The total number of remaining shares at June 30, 2015 that may be issued under the LTIP was 6,290,425 and under the Directors’ Plan was 31,462. Awards under the LTIP may be in the form of stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, unrestricted stock and other stock-based awards. Awards under the Directors’ Plan may be in the form of stock awards, stock options or stock appreciation rights. The company also has two employee stock purchase programs.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the quarters ended June 30, 2015 and 2014, amounts charged against income for share-based payment arrangements were $21.1 million and $17.2 million, respectively. For the six months ended June 30, 2015 and 2014, amounts charged against income for share-based payment arrangements were $44.1 million and $36.7 million, respectively.

In the first quarter of each of 2015 and 2014, the company granted performance restricted stock units to certain officers. These units have requisite service periods of three years and have no dividend rights. The actual payout of these units varies based on the company’s performance over the three-year period based on pre-established targets over the period and a market condition modifier based on total shareholder return (“TSR”) compared to an industry peer group. The actual payout under these awards may exceed an officer’s target payout; however, compensation cost initially recognized assumes that the target payout level will be achieved and may be adjusted for subsequent changes in the expected outcome of the performance-related condition. The fair values of these units are based on the market price of the company’s stock on the date of the grant and use a Monte Carlo simulation model for the TSR component. The fair values of the TSR components of the 2015 and 2014 grants were estimated based on the following assumptions: risk-free interest rate of 0.86% and 0.70%, respectively; dividend yield of 0.51% and 0.62%, respectively; and expected life of 2.78 and 2.88 years, respectively.

As of June 30, 2015, there were $100.9 million of unrecognized compensation expenses related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately three years. The company has sufficient shares to satisfy expected share-based payment arrangements in 2015.

9. Pension Plans

The company has both tax-qualified and nonqualified, noncontributory defined benefit pension plans, that together cover certain domestic and foreign employees. These plans provide benefits based upon a participant’s compensation and years of service.

The components of net periodic pension cost are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(dollars in millions)
Service cost, net of employee contributions	$7.5	$6.8	$15.0	$13.5
Interest cost	4.9	5.2	9.9	10.5
Expected return on plan assets	(7.8)	(6.8)	(15.6)	(13.6)
Amortization	2.9	2.5	5.8	4.9

Net periodic pension cost	$7.5	$7.7	$15.1	$15.3

10. Shareholders’ Investment

The company repurchased approximately 1.4 million shares of common stock for $236.6 million in the six months ended June 30, 2015 under its previously announced share repurchase authorizations.

Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component are as follows:

	Derivative Instruments Designated as Cash Flow Hedges	Foreign Currency Translation Adjustments	Benefit Plans	Total
(dollars in millions)
Balance at December 31, 2013	$—	$47.3	$(68.2)	$(20.9)
Other comprehensive income (loss) before reclassifications	1.6	3.4	—	5.0
Tax (provision) benefit related to other comprehensive income (loss) before reclassifications(a)	0.4	—	—	0.4

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Derivative Instruments Designated as Cash Flow Hedges		Foreign Currency Translation Adjustments	Benefit Plans	Total
(dollars in millions)
Other comprehensive income (loss) before reclassifications, net of taxes	2.0		3.4	—	5.4

Amounts reclassified from accumulated other comprehensive income (loss)	0.2	(b)	—	4.9 (c)	5.1
Tax provision (benefit) related to amounts reclassified from accumulated other comprehensive income (loss)	(0.5)		—	(1.7)	(2.2)

Reclassifications, net of tax	(0.3)		—	3.2	2.9

Other comprehensive income (loss)	1.7		3.4	3.2	8.3

Balance at June 30, 2014	$1.7		$50.7	$(65.0)	$(12.6)

Balance at December 31, 2014	$0.9		$(3.1)	$(86.6)	$(88.8)
Other comprehensive income (loss) before reclassifications	10.0		(64.6)	—	(54.6)
Tax (provision) benefit related to other comprehensive income (loss) before reclassifications(a)	(2.4)		—	—	(2.4)

Other comprehensive income (loss) before reclassifications, net of taxes	7.6		(64.6)	—	(57.0)

Amounts reclassified from accumulated other comprehensive income (loss)	(5.1	)(b)	—	5.8 (c)	0.7
Tax provision (benefit) related to amounts reclassified from accumulated other comprehensive income (loss)	1.4		—	(2.0)	(0.6)

Reclassifications, net of tax	(3.7)		—	3.8	0.1

Other comprehensive income (loss)	3.9		(64.6)	3.8	(56.9)

Balance at June 30, 2015	$4.8		$(67.7)	$(82.8)	$(145.7)

(a)	Income taxes are not provided for foreign currency translation adjustment.
(b)	See Note 5 of the notes to condensed consolidated financial statements.
(c)	These components are included in the computation of net periodic pension cost. See Note 9 of the notes to condensed consolidated financial statements.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net sales based on the location of external customers by geographic region are:

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(dollars in millions)
United States	$592.0	$555.1	$1,166.1	$1,106.5
Europe	108.8	126.4	215.2	246.5
Japan	43.2	42.3	84.2	81.2
Other	115.8	103.3	214.0	192.2

	$859.8	$827.1	$1,679.5	$1,626.4

Total net sales by product group category are:

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(dollars in millions)
Vascular	$248.6	$233.0	$480.5	$452.2
Urology	209.2	207.1	414.8	408.5
Oncology	235.2	224.7	459.8	443.7
Surgical Specialties	143.8	139.3	279.7	274.5
Other	23.0	23.0	44.7	47.5

	$859.8	$827.1	$1,679.5	$1,626.4

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

The company’s earnings are driven by its ability to continue to generate sales of its products and improve operating efficiency. Bard’s ability to increase sales over time depends upon its success in developing, acquiring and marketing differentiated products that meet the needs of clinicians and their patients. For the six months ended June 30, 2015, the company’s research and development (“R&D”) expense as a percentage of net sales was 7.4%. The company also makes selective acquisitions of businesses, products and technologies, generally focusing on small-to-medium sized transactions to provide ongoing growth opportunities. In addition, the company may from time-to-time consider acquisitions of larger, established companies. The company may also periodically divest lines of business in which it is not able to reasonably attain or maintain a leadership position in the market or for other strategic reasons.

Acquisition and Legal Developments

Acquisition

On July 1, 2015, the company acquired all the outstanding shares of Vascular Pathways, Inc. (“VPI”), a privately-held developer and supplier of vascular access devices. The purchase consideration included an up-front cash payment of $89.9 million and future contingent payments of up to an additional $15 million based on specific revenue-based and manufacturing-related milestones. The purchase of VPI was funded by a combination of available cash and short-term borrowings. See Note 2 of the notes to condensed consolidated financial statements.

Legal Developments

In connection with the company’s ongoing suit against W. L. Gore & Associates, Inc. (“Gore”) for infringing Bard’s patent number 6,436,135, the company filed a motion to execute on the judgment on the issue of willfulness, which was granted by the U.S. District Court for the District of Arizona on April 23, 2015. On May 1, 2015, Gore paid the company $210.5 million in cash, representing the total amount of the enhanced damages awarded by this District Court due to Gore’s willfulness and an audit adjustment related to the payment of royalties through September 30, 2013. Amounts received from Gore in May 2015 and previously in November 2013 are referred to as the “Gore Proceeds”. In the second quarter of 2015, the company recorded a gain of $210.5 million ($131.7 million after tax) to other (income) expense, net, based on this District Court’s April 23, 2015 ruling and the company’s receipt of the May 2015 portion of the Gore Proceeds.

In the second quarter of 2015, the company recorded an additional charge related to product liability matters, net of estimated recoveries, to other (income) expense, net, of approximately $337.0 million ($325.0 million after tax).

For more information on legal matters, see Note 7 of the notes to condensed consolidated financial statements.

Results of Operations

Net Sales

Bard’s consolidated net sales for the quarter ended June 30, 2015 increased 4% on a reported basis (8% on a constant currency basis) compared to the same period in the prior year. Bard’s consolidated net sales for the six months ended June 30, 2015 increased 3% on a reported basis (7% on a constant currency basis) compared to the same period in the prior year. Net sales “on a constant currency basis” is a non-GAAP measure and should not be viewed as a replacement of GAAP results. See “Management’s Use of Non-GAAP Measures” below. Price changes had the effect of decreasing consolidated net sales for the quarter and six months ended June 30, 2015 by approximately 120 basis points and 130 basis points, respectively, as compared to the same periods in the prior year. The strengthening of the U.S. dollar, a trend that may continue, had the effect of decreasing consolidated net sales by approximately four percentage points for both the quarter and six months ended June 30, 2015 as compared to the same periods in the prior year. The primary exchange rate fluctuation that impacted net sales was the movement of the Euro compared to the U.S. dollar. The impact of exchange rate fluctuations on net sales is not indicative of the impact on net earnings due to the offsetting impact of exchange rate movements on operating costs and expenses, costs incurred in other currencies and the company’s hedging activities.

Bard’s United States net sales of $592.0 million for the quarter ended June 30, 2015 increased 7% compared to $555.1 million in the prior year quarter. International net sales of $267.8 million for the quarter ended June 30, 2015 decreased 2% on a reported basis (increased 11% on a constant currency basis) compared to $272.0 million in the prior year quarter. Bard’s United States net sales of $1,166.1 million for the six months ended June 30, 2015 increased 5% compared to $1,106.5 million in the prior year period. International net sales of $513.4 million for the six months ended June 30, 2015 decreased 1% on a reported basis (increased 9% on a constant currency basis) compared to $519.9 million in the prior year period.

A summary of net sales by product group category is as follows:

Product Group Summary of Net Sales

	Quarter Ended June 30,				Six Months Ended June 30,
	2015	2014	Change	Constant Currency	2015	2014	Change	Constant Currency
(dollars in millions)
Vascular	$248.6	$233.0	7%	12%	$480.5	$452.2	6%	11%
Urology	209.2	207.1	1%	4%	414.8	408.5	2%	4%
Oncology	235.2	224.7	5%	8%	459.8	443.7	4%	6%
Surgical Specialties	143.8	139.3	3%	6%	279.7	274.5	2%	5%
Other	23.0	23.0	—	2%	44.7	47.5	(6)%	(4)%

Total net sales	$859.8	$827.1	4%	8%	$1,679.5	$1,626.4	3%	7%

Vascular Products - Bard markets a wide range of products for the peripheral vascular market, including endovascular products and vascular graft products. Also included within vascular products are royalty payments from Gore. Consolidated net sales of vascular products for the quarter ended June 30, 2015 increased 7% on a reported basis (12% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of vascular products for the six months ended June 30, 2015 increased 6% on a reported basis (11% on a constant currency basis) compared to the prior year period. These increases were primarily due to growth in sales of endovascular products. United States net sales of vascular products for the quarter ended June 30, 2015 increased 13% compared to the prior year quarter. International net sales of vascular products for the quarter ended June 30, 2015 decreased 4% on a reported basis (increased 11% on a constant currency basis) compared to the prior year quarter. United States net sales of vascular products for the six months ended June 30, 2015 increased 11% compared to the prior year period. International net sales of vascular products for the six months ended June 30, 2015 decreased 1% on a reported basis (increased 11% on a constant currency basis) compared to the prior year period.

Consolidated net sales of endovascular products for the quarter ended June 30, 2015 increased 8% on a reported basis (13% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of endovascular products for the six months ended June 30, 2015 increased 7% on a reported basis (12% on a constant currency basis) compared to the prior year period. Net sales in this product line for both the quarter and six months ended June 30, 2015 were favorably impacted by growth in sales of percutaneous transluminal angioplasty (“PTA”) balloon catheters, including drug-coated PTA balloon catheters, and biopsy products, and were partially offset by declines in sales of stents, a trend that may continue.

Consolidated net sales of vascular graft products for the quarter ended June 30, 2015 decreased 12% on a reported basis (5% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of vascular graft products for the six months ended June 30, 2015 decreased 11% on a reported basis (4% on a constant currency basis) compared to the prior year period. Declining sales of peripheral vascular grafts was the primary contributor to the decreases in sales for vascular graft products for both the quarter and six months ended June 30, 2015.

Urology Products - Bard markets a wide range of products for the urology market, including basic urology drainage products, fecal and urinary continence products and urological specialty products. Bard also markets StatLock® catheter stabilization products, which are used to secure many types of catheters sold by Bard and other companies, as well as Targeted Temperature Management™ products, which are used for therapeutic hypothermia. Consolidated net sales of urology products for the quarter ended June 30, 2015 increased 1% on a reported basis (4% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of urology products for the six months ended June 30, 2015 increased 2% on a reported basis (4% on a constant currency basis) compared to the prior year period. These increases were primarily due to growth in sales of basic drainage products and Targeted Temperature Management™ products and were partially offset by declines in sales of surgical continence products, a trend that may continue. United States net sales of urology products for both the quarter and six months ended June 30, 2015 increased 4% compared to the prior year periods. International net sales of urology products for the quarter ended June 30, 2015 decreased 4% on a reported basis (increased 6% on a constant currency basis) compared to the prior year quarter. International net sales of urology products for the six months ended June 30, 2015 decreased 3% on a reported basis (increased 6% on a constant currency basis) compared to the prior year period. International net sales for the quarter and six months ended June 30, 2015 reflected declines in sales of surgical continence products and Targeted Temperature Management™ products.

Consolidated net sales of basic drainage products for the quarter ended June 30, 2015 increased 2% on a reported basis (3% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of basic drainage products for the six months ended June 30, 2015 increased 2% on a reported basis (4% on a constant currency basis) compared to the prior year period.

Consolidated net sales of urological specialty products for the quarter ended June 30, 2015 decreased 3% on a reported basis (increased 3% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of urological specialty products for the six months ended June 30, 2015 decreased 4% on a reported basis (increased 1% on a constant currency basis) compared to the prior year period. These decreases were primarily due to declines in sales of brachytherapy products. The brachytherapy market has been losing procedural share to alternative therapies, a trend that may continue.

Consolidated net sales of continence products for the quarter ended June 30, 2015 decreased 7% on a reported basis (increased 4% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of continence products for the six months ended June 30, 2015 decreased 3% on a reported basis (increased 5% on a constant currency basis) compared to the prior year period. These decreases were primarily due to declines in sales of surgical continence products, a trend that may continue. The decrease for the six months ended June 30, 2015 was partially offset by an increase in sales of fecal continence products.

Consolidated net sales of the StatLock® catheter stabilization product line for the quarter ended June 30, 2015 were flat on a reported basis (increased 2% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of the StatLock® catheter stabilization product line for the six months ended June 30, 2015 increased 1% on a reported basis (4% on a constant currency basis) compared to the prior year period.

Oncology Products - Bard’s oncology business includes specialty vascular access products and enteral feeding devices. Specialty vascular access products include peripherally inserted central catheters (“PICCs”) used for intermediate to long-term central venous access, specialty access ports and accessories (“Ports”) used most commonly for chemotherapy, dialysis access catheters and vascular access ultrasound devices, which help facilitate the placement of PICCs. Consolidated net sales of oncology products for the quarter ended June 30, 2015 increased 5% on a reported basis (8% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of oncology products for the six months ended June 30, 2015 increased 4% on a reported basis (6% on a constant currency basis) compared to the prior year period. These increases were primarily due to growth in sales of PICCs and were partially offset by declines in sales of Ports. United States net sales of oncology products for the quarter ended June 30, 2015 increased 5% compared to the prior year quarter. International net sales of oncology products for the quarter ended June 30, 2015 increased 5% on a reported basis (17% on a constant currency basis) compared to the prior year quarter. United States net sales of oncology products for the six months ended June 30, 2015 increased 3% compared to the prior year period. International net sales of oncology products for the six months ended June 30, 2015 increased 5% on a reported basis (16% on a constant currency basis) compared to the prior year period.

Consolidated net sales of PICCs for the quarter ended June 30, 2015 increased 9% on a reported basis (11% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of PICCs for the six months ended June 30, 2015 increased 8% on a reported basis (10% on a constant currency basis) compared to the prior year period.

Consolidated net sales of Ports for the quarter ended June 30, 2015 decreased 3% on a reported basis (increased 1% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of Ports for the six months ended June 30, 2015 decreased 4% on a reported basis (1% on a constant currency basis) compared to the prior year period.

Consolidated net sales of dialysis access catheters for the quarter ended June 30, 2015 increased 3% on a reported basis (7% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of dialysis access catheters for the six months ended June 30, 2015 increased 4% on a reported basis (7% on a constant currency basis) compared to the prior year period. Consolidated net sales of vascular access ultrasound devices for the quarter ended June 30, 2015 increased 17% on a reported basis (20% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of vascular access ultrasound devices for the six months ended June 30, 2015 increased 13% on a reported basis (16% on a constant currency basis) compared to the prior year period.

Surgical Specialty Products - Surgical specialty products include soft tissue repair products, performance irrigation devices and biosurgery products, including hemostats and sealants. Consolidated net sales of surgical specialty products for the quarter ended June 30, 2015 increased 3% on a reported basis (6% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of surgical specialty products for the six months ended June 30, 2015 increased 2% on a reported basis (5% on a constant currency basis) compared to the prior year period. These increases were primarily due to growth in sales of biosurgery products and synthetic hernia repair products and were partially offset by declines in sales of performance irrigation products, a trend that may continue. United States net sales of surgical specialty products for the quarter ended June 30, 2015 increased 6% compared to the prior year quarter. International net sales of surgical specialty products for the quarter ended June 30, 2015 decreased 3% on a reported basis (increased 9% on a constant currency basis) compared to the prior year quarter. United States net sales of surgical specialty products for the six months ended June 30, 2015 increased 5% compared to the prior year period. International net sales of surgical specialty products for the six months ended June 30, 2015 decreased 7% on a reported basis (increased 3% on a constant currency basis) compared to the prior year period. International net sales for both the quarter and six months ended June 30, 2015 reflected declines in sales of synthetic hernia repair products.

The soft tissue repair product line includes synthetic and natural tissue hernia repair implants, natural tissue breast reconstruction implants and hernia fixation products. Consolidated net sales of soft tissue repair products for the quarter ended June 30, 2015 increased 4% on a reported basis (8% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of soft tissue repair products for the six months ended June 30, 2015 increased 3% on a reported basis (7% on a constant currency basis) compared to the prior year period. Net sales in this product line were favorably impacted by growth in sales of synthetic hernia repair products and were partially offset by declines in sales of hernia fixation products, a trend that may continue.

Consolidated net sales of biosurgery products for the quarter ended June 30, 2015 increased 19% on both a reported basis and constant currency basis compared to the prior year quarter. Consolidated net sales of biosurgery products for the six months ended June 30, 2015 increased 15% on both a reported basis and constant currency basis compared to the prior year period. Net sales in the product line were favorably impacted by growth in sales of hemostats and surgical sealant products.

Other Products - The other product group includes irrigation, wound drainage and certain original equipment manufacturers’ products.

Costs and Expenses

A summary of costs and expenses as a percentage of net sales is as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015(A)	2014
Cost of goods sold	38.8%	38.8%	38.4%	38.7%
Marketing, selling and administrative expense	29.1%	29.6%	28.9%	29.6%
Research and development expense	7.4%	10.3%	7.4%	9.2%
Interest expense	1.3%	1.4%	1.3%	1.4%
Other (income) expense, net	16.5%	31.1%	9.4%	15.5%

Total costs and expenses	93.1%	111.2%	85.5%	94.4%

(A)	Amounts do not add due to rounding.

Cost of goods sold - Cost of goods sold consists principally of the manufacturing and distribution costs of the company’s products. The category also includes royalties paid by the company, amortization of intangible assets and the impact of certain hedging activities. Cost of goods sold as a percentage of net sales for the quarter ended June 30, 2015 was flat compared to the prior year quarter. Cost of goods sold as a percentage of net sales for the six months ended June 30, 2015 decreased 30 basis points compared to the prior year period primarily due to a reversal of a liability with respect to a certain revenue-based milestone. Incremental amortization of intangible assets primarily related to the Lutonix drug-coated PTA balloon increased cost of goods sold as a percentage of net sales by approximately 40 basis points over the prior year quarter and six month period. These increases were partially offset by cost improvements.

Marketing, selling and administrative expense - Marketing, selling and administrative expense consists principally of the costs associated with the company’s sales and administrative organizations. These costs as a percentage of net sales for the quarter and six months ended June 30, 2015 decreased 50 basis points and 70 basis points, respectively, compared to the prior year periods.

Research and development expense - Research and development expense consists principally of costs related to internal research and development activities, milestone payments for third-party research and development activities, and acquired in-process R&D (“IPR&D”) costs arising from the company’s business development activities. IPR&D payments may impact the comparability of the company’s results of operations between periods. Research and development expense for the quarter ended June 30, 2015 was $64.0 million, a decrease of approximately 25% compared to the prior year quarter. Research and development expense for the six months ended June 30, 2015 was $124.6 million, a decrease of approximately 17% compared to the prior year period. The decrease for the quarter and six months ended June 30, 2014 was primarily due to a charge of $20.7 million primarily related to the change in the fair value of the liability for contingent consideration related to the Lutonix, Inc. acquisition.

Interest expense - Interest expense was $11.2 million and $11.3 million for the quarters ended June 30, 2015 and 2014, respectively. Interest expense was $22.5 and $22.4 million for the six months ended June 30, 2015 and 2014, respectively.

Other (income) expense, net - The components of other (income) expense, net, are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(dollars in millions)
Interest income	$(0.1)	$(1.1)	$(0.4)	$(1.4)
Foreign exchange losses (gains)	0.8	(2.0)	1.1	(1.2)
Litigation charges, net	343.7	262.7	354.0	262.7
Gore Proceeds	(210.5)	—	(210.5)	—
Restructuring and productivity initiative costs	8.5	—	12.4	—
Gain on sale of investment	—	—	—	(7.1)
Other, net	(0.7)	(2.3)	1.4	(1.7)

Total other (income) expense, net	$141.7	$257.3	$158.0	$251.3

Litigation charges, net – For the quarter and six months ended June 30, 2015, the amounts reflect the estimated costs for product liability matters, net of recoveries, and litigation-related defense costs of $6.8 million and $15.1 million, respectively, in connection with the District Court’s pre-trial orders to prepare 200 and then an additional 300 individual cases for trial (the “WHP Pre-Trial Orders”). For the six months ended June 30, 2015, the amount reflects certain other litigation-related charges. For the quarter and six months ended June 30, 2014, the amounts reflect the estimated costs for product liability matters, net of recoveries, and litigation-related defense costs of $4.2 million in connection with the District Court’s pre-trial order to prepare the 200 individual cases for trial. See Note 7 of the notes to condensed consolidated financial statements.

Gore Proceeds – See Note 7 of the notes to condensed consolidated financial statements.

Restructuring and productivity initiative costs – For the quarter and six months ended June 30, 2015, the amounts primarily reflect costs incurred in connection with productivity initiatives to streamline certain general and administrative functions to better align resources to the company’s business strategies. Key activities under these initiatives may include systems enhancements, the implementation of shared services centers designed to standardize and centralize processes or the outsourcing of certain services. Productivity initiative costs include consulting costs, primarily related to program creation and management, employee separation costs under the company’s existing severance program, and other related costs. For the quarter and six months ended June 30, 2015, employee separation costs of $1.6 million were recognized related to these initiatives.

Gain on sale of investment – For the six months ended June 30, 2014, the amount reflects the sale of an equity investment in an e-commerce technology company.

Income Tax Provision

The effective tax rate for the quarter and six months ended June 30, 2015 reflected the discrete tax effects of litigation charges, primarily related to product liability claims, which were substantially incurred in a low tax jurisdiction, and the gain related to the Gore Proceeds, which was incurred in a high tax jurisdiction. The effective tax rate for the quarter and six months ended June 30, 2014 reflected the discrete tax effect of litigation charges, primarily related to product liability claims, which were substantially incurred in a low tax jurisdiction. See Note 7 of the notes to condensed consolidated financial statements. The effective tax rate for the six months ended June 30, 2014 also reflected a tax benefit of $10.9 million as a result of the completion of U.S. Internal Revenue Service examinations for the tax years 2008 through 2010.

Net (Loss) Income and (Loss) Earnings Per Share Available to Common Shareholders

The company reported net loss and diluted loss per share available to common shareholders for the quarter ended June 30, 2015 of $54.7 million and $0.74, respectively. Net loss and diluted loss per share available to common shareholders for the prior year quarter were $119.4 million and $1.59, respectively. The current year quarter reflects litigation charges, net, of $331.2 million, or $4.32 per diluted share, Gore Proceeds of $131.7 million, or $1.72 per diluted share, amortization of intangible assets of $19.4 million, or $0.25 per diluted share, restructuring and productivity initiative costs of $5.5 million, or $0.07 per diluted share, and net charges from acquisition-related items (primarily consisting of transaction costs and integration costs) of $4.0 million, or $0.05 per diluted share. The prior year quarter reflects litigation charges, net, of $240.3 million, or $3.08 per diluted share, amortization of intangible assets of $17.7 million, or $0.23 per diluted share, and charges from acquisition-related items (primarily consisting of purchase accounting adjustments, transaction costs and integration costs) of $22.1 million, or $0.28 per diluted share. See Note 3 of the notes to condensed consolidated financial statements.

The company reported net income and diluted earnings per share available to common shareholders for the six months ended June 30, 2015 of $85.1 million and $1.11, respectively. Net income and diluted earnings per share available to common shareholders for the six months ended June 30, 2014 were $29.0 million and $0.37, respectively. The current year six month period reflects litigation charges, net, of $340.6 million, or $4.43 per diluted share, Gore Proceeds of $131.7 million, or $1.71 per diluted share, amortization of intangible assets of $38.6 million, or $0.50 million per diluted share, restructuring and productivity initiative costs of $8.1 million, or $0.11 per diluted share, and a net benefit from acquisition-related items (primarily consisting of purchase accounting adjustments, transaction costs and integration costs) of $5.4 million, or $0.07 per diluted share. The prior year six month period reflects litigation charges, net, of $240.3 million, or $3.05 per diluted share, amortization of intangible assets of $35.4 million, or $0.45 per diluted share, net charges from acquisition-related items (primarily consisting of purchase accounting adjustments, integration costs and transaction costs) of $24.4 million, or $0.31 per diluted share, and a gain on sale of an equity investment of $4.9 million, or $0.06 per diluted share. The prior year six month period also reflects a $10.9 million, or $0.14 per diluted share, benefit to the income tax provision as a result of the completion of IRS examinations for the tax years 2008 through 2010.

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

	2015	2014
(dollars in millions)
Working capital	$1,063.1	$1,243.8

Current ratio	1.96/1	2.59/1

Cash and cash equivalents held by the company’s foreign subsidiaries were $1,066.3 million and $950.9 million at June 30, 2015 and December 31, 2014, respectively. It is the company’s intention to permanently reinvest the majority of these funds outside the United States to finance foreign operations, and the company’s plans do not demonstrate a need to repatriate these funds. If these funds are needed for U.S. operations for currently unforeseen circumstances or can no longer be permanently reinvested outside the United States, the company would be required to accrue and pay U.S. taxes on the earnings associated with these funds. In the United States, ongoing operating cash flows and available borrowings under the company’s committed syndicated bank credit facility provide it with sufficient liquidity.

For the six months ended June 30, 2015 and 2014, net cash provided by operating activities was $507.4 million and $284.0 million, respectively. The increase in net cash provided by operating activities is primarily due to the receipt of the Gore Proceeds and lower tax payments in the current year period and was partially offset by higher payments to claimants for certain product liability matters in the current year period, and improvements in accounts receivable collections in the prior year period.

For the six months ended June 30, 2015 and 2014, net cash used by investing activities was $26.3 million and $42.2 million, respectively. Capital expenditures were approximately $57.6 million and $55.6 million for the six months ended June 30, 2015 and 2014, respectively. The current year reflects a decrease of $31.7 million in restricted cash primarily related to payments from qualified settlement funds for certain product liability matters. In addition, the company received proceeds from the sale of an investment of $7.1 million during the six months ended June 30, 2014.

For the six months ended June 30, 2015 and 2014, net cash used for financing activities was $321.6 million and $314.4 million, respectively. Total debt was $1.4 billion (including current maturities of $252.5 million) and $1.5 billion at June 30, 2015 and December 31, 2014, respectively. Total debt to total capitalization was 45.8% and 45.1% at June 30, 2015 and December 31, 2014, respectively. Net cash used in financing activities reflects $236.6 million used to repurchase 1,378,136 shares of common stock in the six months ended June 30, 2015 compared to $526.1 million to repurchase 3,712,560 shares of common stock in the prior year period. The company paid cash dividends of $0.44 per share and $0.42 per share for the six months ended June 30, 2015 and 2014, respectively.

The company maintains a $750 million five-year committed syndicated bank credit facility that expires in November 2019. The credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The facility includes pricing based on the company’s long-term credit ratings and includes a financial covenant that limits the amount of total debt to total capitalization. At June 30, 2015, the company was in compliance with this covenant. There were no commercial paper borrowings outstanding at June 30, 2015. Commercial paper borrowings outstanding at December 31, 2014 were $78.0 million.

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

Certain Regulatory Matters

In October 2014 and November 2014, the United States Food and Drug Administration (“FDA”) conducted directed inspections at two of the company’s facilities after which the FDA issued Form-483’s to the company in connection with these inspections. The company responded to the FDA, is in the process of addressing the observations in the Form-483’s and intends to fully implement corrective and preventive actions to address the FDA’s concerns. On July 14, 2015, the company received a Warning Letter from the Los Angeles District office of the FDA. The Warning Letter specifically cites quality systems and medical device reporting observations relating to non-conformances previously identified in the Form-483 notices for Glens Falls, New York and Tempe, Arizona and appropriate market clearance or approval of two models of our Recovery Cone Removal Systems used to retrieve certain implanted filters. The Warning Letter states that, until the company resolves the outstanding issues covered by the Warning Letter, no premarket submissions for Class III devices to which the non-conformances are reasonably related will be cleared or approved. The company presently has two such submissions before the FDA, which the company does not believe are material to its business. The company intends to fully implement corrective actions to address the concerns identified in the Warning Letter. However, the company cannot give any assurances that the FDA will be satisfied with its response to the Warning Letter or to the expected date of resolution of matters included in the Warning Letter. Although the company cannot give any assurances that the resolution of these matters will not have a material adverse effect on the company’s business, results of operations, financial conditions and/or liquidity, the company does not at this time believe this will have a material impact on its financial statements.

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

Effective management of and reaction to risks involved in our business, including:

•	the ability to achieve manufacturing or administrative efficiencies, including gross margin benefits from our manufacturing processes and supply chain programs or in connection with the integration of acquired businesses;

•	the effects of negative publicity concerning our products, which could result in product withdrawals or decreased product demand and which could reduce market or governmental acceptance of our products;

•	the ability to identify appropriate companies, businesses and technologies as potential acquisition candidates, to consummate and successfully integrate such transactions or to obtain agreements for such transactions on favorable terms;

•	the reduction in the number of procedures using our devices caused by customers’ cost-containment pressures or preferences for alternate therapies;

•	the ability to implement, and realize the benefits of, our prior and planned investments in our business, including research and development expenditures focused on new market categories, and our plan to grow in emerging and/or faster-growing markets outside the United States and acquire growth platforms designed to change the mix of our portfolio towards faster, sustainable long-term growth;

•	the uncertainty of whether research and development expenditures and sales force expansion will result in increased sales;

•	the ability to reduce exposure and uncertainty related to tax audits, appeals and litigation;

•	the risk that the company may not successfully implement its expansion of its Enterprise Resource Planning (“ERP”) information system and other productivity initiatives;

•	internal factors, such as retention of key employees, including sales force employees;

•	the ability to achieve earnings forecasts, which are generated based, among other things, on projected volumes and sales of many product types, some of which are more profitable than others, and projected royalty revenue from Gore;

•	changes in factors and assumptions or actual results that differ from our assumptions on stock valuation and employee stock option exercise patterns, which could cause compensation expense recorded in future periods to differ significantly from the compensation expense recorded in the current period;

•	changes in factors and assumptions could cause pension cost recorded in future periods to differ from the pension cost recorded in the current period;

•	the effect of market fluctuations on the value of assets in the company’s pension plans and the possibility that the company may need to make additional contributions to the plans as a result of any decline in the fair value of such assets;

•	damage to a facility where our products are manufactured or from which they are distributed, which could render the company unable to manufacture or distribute one or more products and may require the company to reduce the output of products at the damaged facility thereby making it difficult to meet product shipping targets;

•	the potential impairment of goodwill and intangible assets of the company resulting from insufficient cash flow generated from such assets specifically, or our business more broadly, so as to not allow the company to justify the carrying value of the assets;

•	the ability to obtain appropriate levels of insurance on reasonable terms, or at all;

•	the ability to recover for claims made to our insurance companies or under indemnification obligations to the company and that any amounts recovered under these arrangements may not be adequate to cover the company’s damages and/or costs; and

•	the ability to realize the anticipated benefits of our restructuring activities to improve the company’s overall cost structure and improve efficiency.

Competitive factors, including:

•	the trend of consolidation in the medical device industry as well as among our customers, resulting in potentially greater pricing pressures, competition and more significant and complex contracts than in the past, both in the United States and abroad;

•	development of new products or technologies by competitors having superior performance compared to our current products or products under development which could negatively impact sales of our products or render one or more of our products obsolete;

•	technological advances, patents and registrations obtained by competitors that would have the effect of excluding the company from new market segments or preventing the company from selling a product or including key features in the company’s products;

•	attempts by competitors to gain market share through aggressive marketing programs; and

•	reprocessing by third-party reprocessors of our products designed and labeled for single use.

Difficulties and delays inherent in the development, manufacturing, marketing and sale of medical products, including:

•	the ability to complete planned and/or ongoing clinical trials successfully, to develop and obtain regulatory approval for products on a timely basis and to launch products on a timely basis within cost estimates;

•	lengthy and costly regulatory approval processes, which may result in lost market opportunities and/or delayed product launches;

•	delays or denials of, or grants of low or reduced levels of reimbursement for, procedures using newly developed products;

•	the suspension or revocation of authority to manufacture, market or distribute existing products;

•	the imposition of additional or different regulatory requirements, such as those affecting manufacturing and labeling;

•	performance, efficacy, quality or safety concerns for existing products, whether scientifically justified or not, that may lead to product discontinuations, product withdrawals, recalls, field corrections, regulatory enforcement actions, litigation or declining sales, including adverse events and/or concerns relating to the company’s vena cava filters, pelvic floor repair products and hernia repair products;

•	FDA inspections resulting in Form-483 notices and/or warning letters identifying deficiencies in the company’s manufacturing practices and/or quality systems; warning letters identifying violations of FDA regulations that could result in product holds, recalls, restrictions on future clearances by the FDA and/or civil penalties; uncertainty regarding the expected date of resolution of any of these matters;

•	the failure to obtain, limitations on the use of, or the loss of, patent and other intellectual property rights, and the failure of efforts to protect our intellectual property rights against infringement and legal challenges that can increase our costs;

•	difficulties obtaining necessary components or raw materials used in the company’s products and/or price increases from the company’s suppliers of critical components or raw materials, including oil-based resins, or other interruptions of the supply chain; and

•	customers that may limit the number of manufacturers or vendors from which they will purchase products, which can result in the company’s inability to sell products to or contract with large hospital systems, integrated delivery networks or group purchasing organizations.

Governmental action, including:

•	the impact of continued healthcare cost containment;

•	new laws and judicial decisions related to healthcare availability, healthcare reform, payment for healthcare products and services or the marketing and distribution of products, including legislative or administrative reforms to the United States Medicare and Medicaid systems or other United States or international reimbursement systems in a manner that would significantly reduce or eliminate reimbursements for procedures that use the company’s products;

•	changes in the FDA and/or foreign regulatory approval processes that may delay or prevent the approval of new products and result in lost market opportunity;

•	the impact of compliance and enforcement activities affecting the healthcare industry in general or the company in particular (including sales and marketing practices);

•	changes in tax laws affecting our business, such as proposed comprehensive tax reform in the United States and proposed legislation in multiple jurisdictions resulting from the adoption of Organisation for Economic Co-operation and Development (OECD) policies;

•	changes in environmental laws or standards affecting our business including, among others, compliance with new labeling standards related to ozone-depleting substances;

•	changes in laws that could require facility upgrades or process changes and could affect production rates and output; and

•	compliance costs and potential penalties and remediation obligations in connection with environmental laws, including regulations regarding air emissions, waste water discharges and solid waste.

Legal disputes, including:

•	disputes over legal proceedings, the outcome of the Gore matters and the timing of final resolution of the Gore matters, including the patent infringement suit against Gore;

•	product liability claims, which may involve lawsuits seeking class action status or seeking to establish multi-district litigation proceedings, including the Hernia Product Claims, the Women’s Health Product Claims and the Filter Product Claims;

•	claims asserting securities law violations;

•	claims asserting, and/or subpoenas seeking information regarding, violations of law in connection with federal and/or state healthcare programs such as Medicare or Medicaid;

•	derivative shareholder actions;

•	claims and subpoenas asserting antitrust violations;

•	environmental claims, including risks relating to accidental contamination or injury from the use of hazardous materials in the company’s manufacturing, sterilization and research activities and the potential for the company to be held liable for any resulting damages; and

•	commercial disputes, including disputes over distribution agreements, license agreements, manufacturing/supply agreements, development/research agreements (including indemnification provisions), acquisition or sale agreements, and insurance policies.

General economic conditions, including:

•	international and domestic business conditions;

•	political or economic instability in foreign countries;

•	interest rates;

•	foreign currency exchange rates;

•	changes in the rate of inflation; and

•	instability of global financial markets and economies including Greece, Italy, Spain, Portugal and certain other countries or places where we operate or do business.

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

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of June 30, 2015. Based upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2015, the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to accomplish their objectives at the reasonable assurance level. There have been no changes in internal control over financial reporting for the quarter ended June 30, 2015 that have materially affected, or are likely to materially affect, the company’s internal control over financial reporting.

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

Product Liability Matters

Hernia Product Claims

As of July 1, 2015, approximately 45 federal and 40 state lawsuits involving individual claims by approximately 85 plaintiffs, as well as one putative class action in the United States, are currently pending against the company with respect to its Composix® Kugel® and certain other hernia repair implant products (collectively, the “Hernia Product Claims”). The company voluntarily recalled certain sizes and lots of the Composix® Kugel® products beginning in December 2005. As of July 1, 2015, all but one of the putative class actions pending against the company were dismissed. The remaining putative class action, which has not been certified, seeks: (i) medical monitoring; (ii) compensatory damages; (iii) punitive damages; (iv) a judicial finding of defect and causation; and/or (v) attorneys’ fees. In April 2014, a settlement was reached with respect to the three putative Canadian class actions within amounts previously recorded by the company. Approximately 25 of the state lawsuits, involving individual claims by approximately 25 plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions. The Hernia Product Claims also generally seek damages for personal injury resulting from use of the products.

In June 2007, the Composix® Kugel® lawsuits and, subsequently, other hernia repair product lawsuits, pending in federal courts nationwide were transferred into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island.

In June 2011, the company announced that it had reached agreements in principle with various plaintiffs’ law firms to settle the majority of its existing Hernia Product Claims. Each agreement was subject to certain conditions, including requirements for participation in the proposed settlements by a certain minimum number of plaintiffs. In addition, the company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Hernia Product Claims, and intends to vigorously defend Hernia Product Claims that do not settle, including through litigation. There are two trials currently scheduled in the second half of 2015. The company cannot give any assurances that the resolution of the Hernia Product Claims that have not settled, including asserted and unasserted claims and the putative class action lawsuit, will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

Women’s Health Product Claims

As of July 1, 2015, product liability lawsuits involving individual claims by approximately 15,260 plaintiffs have been filed against the company in various federal and state jurisdictions alleging personal injuries associated with the use of certain of the company’s surgical continence products for women. In addition, five putative class actions in the United States and five putative class actions in Canada have been filed against the company. In addition, a limited number of claims have been filed or asserted in various non-U.S. jurisdictions (all lawsuits, collectively, the “Women’s Health Product Claims”). The Women’s Health Product Claims generally seek damages for personal injury resulting from use of the products. The putative class actions, none of which has been certified, seek: (i) medical monitoring; (ii) compensatory damages; (iii) punitive damages; (iv) a judicial finding of defect and causation; and/or (v) attorneys’ fees. In April 2015, the Ontario Superior Court of Justice dismissed the plaintiffs’ motion for class certification in one Canadian putative class action. The plaintiffs may appeal this decision or may file an alternatives motion with the Ontario Superior Court to redefine the class. With respect to approximately half of the filed and asserted Women’s Health Product Claims, the company believes that two subsidiaries of Medtronic plc (as successor in interest to Covidien plc) (“Medtronic”), each a supplier of the company, have an obligation to defend and indemnify the company with respect to any product defect liability. As described below, in July 2015 the company reached an agreement with Medtronic regarding certain aspects of Medtronic’s indemnification obligation.

In October 2010, the Women’s Health Product Claims involving solely Avaulta® products pending in federal courts nationwide were transferred into an MDL in the United States District Court for the Southern District of West Virginia (the “District Court”), the scope of which was later expanded to include lawsuits involving all women’s surgical continence products that are manufactured or distributed by the company. The first trial in a state court was completed in California in July 2012 and resulted in a judgment against the company of approximately $3.6 million. On appeal the decision was affirmed by the appellate court in November 2014. The company filed a petition for review to the California Supreme Court on December 24, 2014, which was denied on February 18, 2015. The judgment in this matter, including interest and costs, was paid on March 20, 2015 within the amounts previously recorded by the company. The first trial in the MDL commenced in July 2013 and resulted in a judgment against the company of approximately $2 million. The company has appealed this decision. During the third quarter of 2013, the company settled one MDL case and one New Jersey state case. In addition, during the third quarter of 2013, one MDL case was voluntarily dismissed with prejudice. On January 16, 2014 and July 31, 2014, the District Court ordered that the company prepare 200 and then an additional 300 individual cases, respectively, for trial (the “WHP Pre-Trial Orders”) (the timing for which is currently unknown). The WHP Pre-Trial Orders resulted in significant additional litigation-related defense costs beginning in the second quarter of 2014 and continuing through the second quarter of 2015. In June 2015, the District Court issued an order staying the requirement to prepare a significant portion of the cases covered by the WHP Pre-Trial Orders. The WHP Pre-Trial Orders may result in material additional cost in the second half of 2015 in defending Women’s Health Product Claims. The District Court may also order that the company prepare additional cases for trial, which could result in material additional cost in future periods. During the second quarter of 2014, the company reached an agreement with two plaintiffs’ law firms to settle their inventory of cases, representing more than 500 of the filed or asserted Women’s Health Product Claims, which the company believes are not the subject of Medtronic’s indemnification obligation. The company also settled one MDL case that was originally scheduled for trial in May 2014. In the third quarter of 2014, the company reached an agreement with a plaintiffs’ law firm to settle approximately 25 of the filed or asserted Women’s Health Product Claims, which the company believes are not the subject of Medtronic’s indemnification obligation. The settlements reached in 2014 for Women’s Health Product Claims were within the amounts previously recorded by the company. In February 2015, the District Court appointed a Special Master to assist with settlement resolution. A trial was scheduled to begin in the MDL in February 2015, which the parties settled before trial. In June 2015, the company reached an agreement in principle with various plaintiffs’ law firms to settle their inventory of cases, representing more than 1,300 of the filed or asserted Women’s Health Product Claims. In July 2015, the company reached an agreement with various plaintiffs’ law firms to settle their inventory of cases, representing more than 1,500 of the filed or asserted Women’s Health Product Claims. Each agreement is subject to certain conditions, including requirements for participation in the proposed settlements by a certain minimum number of plaintiffs. In addition, the company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Women’s Health Product Claims, which may include additional inventory settlements. Notwithstanding these settlement efforts, the company anticipates that multiple additional trials, including one or more possible consolidated trials, may occur in 2015.

In December 2014, Medtronic filed a motion for leave to amend its answer in the underlying MDL for Women’s Health Product Claims to assert cross-claims against the company challenging the indemnification provisions of certain of their supply agreements with the company. In March 2015, the court granted Medtronic’s motion. On January 22, 2015, the company initiated litigation and/or arbitration seeking, among other things, declaratory relief under these supply agreements with Medtronic in three separate jurisdictions – New Jersey state court, the English High Court of Justice in London and Atlanta, Georgia. In July 2015, as part of the agreement noted above, Medtronic agreed to take responsibility for pursuing settlement of certain of the Women’s Health Product Claims that relate to products distributed by the company under supply agreements with Medtronic and the company agreed to pay Medtronic $121 million towards these potential settlements. The company also may, in its sole discretion, transfer responsibility for settlement of additional Women’s Health Product Claims to Medtronic on similar terms. The agreement does not resolve the dispute between the company and Medtronic with respect to Women’s Health Product Claims that do not settle, if any. As part of the agreement, Medtronic and the company agreed to dismiss without prejudice their pending litigation with respect to Medtronic’s obligation to defend and indemnify the company.

The company does not believe that any verdicts entered to date are representative of potential outcomes of all Women’s Health Product Claims. The case numbers set forth above do not include approximately 815 generic complaints involving women’s health products where the company cannot, based on the allegations in the complaints, determine whether any of those cases involve the company’s women’s health products. In addition, the case numbers set forth above do not include approximately 1,555 claims that have been threatened against the company but for which complaints have not yet been filed. While the company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Women’s Health Product Claims and intends to vigorously defend the Women’s Health Product Claims that do not settle, including through litigation, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

Filter Product Claims

As of July 1, 2015, product liability lawsuits involving individual claims by approximately 50 plaintiffs are currently pending against the company in various federal and state jurisdictions alleging personal injuries associated with the use of the company’s vena cava filter products (all lawsuits, collectively, the “Filter Product Claims”). The first Filter Product Claim trial was completed in June 2012 and resulted in a judgment for the company. During the second quarter of 2013, the company finalized settlement agreements with respect to more than 30 Filter Product Claims and made payments with respect to such claims within the amounts previously recorded by the company. The case numbers set forth above do not include approximately 145 claims that have been threatened against the company but for which complaints have not yet been filed. The company expects additional trials of Filter Product Claims to take place over the next 12 months. While the company intends to vigorously defend Filter Product Claims that do not settle, including through litigation, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

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

The company believes that some settlements and judgments, as well as some legal defense costs, relating to product liability matters are or may be covered in whole or in part under its product liability insurance policies with a limited number of insurance carriers, or, in some circumstances, indemnification obligations to the company from other parties. In certain circumstances, insurance carriers reserve their rights with respect to coverage, or contest or deny coverage, as has occurred with respect to certain claims. In addition, other parties may dispute their indemnification obligations to the company, as has occurred with respect to certain claims. When either of these occur, the company intends to vigorously contest disputes with respect to its insurance coverage or indemnification and to enforce its rights, and accordingly, will record expected recoveries with respect to amounts due under these policies or arrangements, when recovery is probable. Amounts recovered under the company’s product liability insurance policies or indemnification arrangements may be less than the stated coverage limits or less than otherwise expected and may not be adequate to cover damages and/or costs relating to claims. In addition, there is no guarantee that insurers or other parties will pay claims or that coverage or indemnity will be otherwise available.

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

In December 2007, a U.S. District Court jury in Arizona found that certain of Gore’s ePTFE vascular grafts and stent-grafts infringe the company’s patent number 6,436,135 (the “135 patent”). The jury upheld the validity of the company’s patent and awarded the company $185 million in past damages. The jury also found that Gore willfully infringed the patent. In a second phase of the trial, the District Court ruled that Gore failed to prove that the patent is unenforceable due to inequitable conduct. In March 2009, the District Court doubled the jury award to approximately $371 million for damages through June 2007. The District Court also awarded the company attorneys’ fees of $19 million and prejudgment interest of approximately $20 million. In addition, the District Court denied Gore’s remaining motions, including its motions for a new trial and to set aside the jury’s verdict. In July 2010, the District Court awarded the company approximately $109 million in additional damages for the period from July 2007 through March 2009. The District Court also assessed a royalty rate of between 12.5% and 20%, depending on the product, that is being used to calculate damages for Gore’s infringing sales from April 2009 through the expiration of the patent.

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

On January 28, 2013, Gore filed with the District Court a Request for Judicial Notice that the U.S. Patent and Trademark Office (“USPTO”) granted Gore’s previously filed request for a re-examination of the 135 patent. On April 1, 2013, the USPTO issued a First Office Action initially rejecting all of the claims of the 135 patent that are the subject of the re-examination. On July 10, 2013, the USPTO issued a Notice of Intent to Issue an Ex Parte Reexamination Certificate upholding the patentability of all re-examined claims of the 135 patent. This action terminated the re-examination proceeding and upheld the claims involved in the re-examination.

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

On November 1, 2013, Gore paid to the company $894.3 million in cash the total amount of the compensatory damages for infringement, including pre- and post-judgment interest, and the royalties accrued through September 30, 2013. Gore expressly reserved its right to appeal from the District Court’s rulings and notified the company that, if successful on appeal, it would seek to recover the amounts paid to the company. On December 5, 2013, Gore filed an appeal in the Court of Appeals on all of the District Court’s rulings, including the order denying Gore’s motion for a new trial. On August 8, 2014, the Court of Appeals heard oral argument on Gore’s appeal of the District Court’s rulings. On January 13, 2015, the Court of Appeals affirmed the decision of the District Court regarding its determination that the company established standing and that the 135 patent was willfully infringed. On February 12, 2015, Gore filed a petition for rehearing en banc at the Court of

Appeals on the issue of willfulness. On April 8, 2015, the Court of Appeals denied Gore’s petition for rehearing en banc on the issue of willfulness. The company filed a motion to execute on the judgment on the issue of willfulness, which was granted by the District Court on April 23, 2015. On May 1, 2015, Gore paid to the company $210.5 million in cash, representing the total amount of the enhanced damages awarded by the District Court due to Gore’s willfulness and an audit adjustment related to the payment of royalties through September 30, 2013. On July 7, 2015, Gore filed a petition for a writ of certiorari to the U.S. Supreme Court requesting a review of the decision that the 135 patent was infringed. The company believes Gore’s petition is without merit. Whether or not the Supreme Court will accept such petition, and the timing of such decision, is not known.

As of the third quarter of 2013, the company considered both the compensatory damages and the enhanced damages and the royalty awards to be contingent gains. In the fourth quarter of 2013, the company recorded a gain of $894.3 million ($557.4 million after tax) to other (income) expense, net, based on the District Court’s October 2013 rulings and the company’s receipt of the 2013 portion of the Gore Proceeds. In the second quarter of 2015, the company recorded a gain of $210.5 million ($131.7 million after tax) to other (income) expense, net, based on the District Court’s April 2015 ruling and the company’s receipt of the 2015 portion of the Gore Proceeds and an audit adjustment related to the payment of royalties through September 30, 2013. In April 2015, the company received $35.6 million of royalty payments from Gore representing Gore’s calculation of royalties for its infringing sales for the quarter ended March 31, 2015. This royalty payment and an audit adjustment of $1.3 million related to the payment of royalties from October 1, 2013 to March 31, 2015 were recorded to revenue in the second quarter of 2015. Royalty payments of $75.3 million were recorded to revenue for the six months ended June 30, 2015. The company has received cumulative proceeds from Gore of $1,331.9 million. The company has concluded that the chance of Gore establishing its right to recover any portion of the cumulative proceeds is remote.

The timing of final resolution of this litigation remains uncertain. The company cannot give any assurances that royalties for Gore’s future infringing sales will remain at or near historical levels.

In an unrelated matter, Gore filed suit in June 2011 in the U.S. District Court in Delaware alleging the company had infringed on several of Gore’s patents. Fact and expert discovery have been completed and in the fourth quarter of 2014, the parties both filed a number of motions, including motions for summary judgment. Oral arguments on the motions occurred on January 30, 2015. In June 2015, the Magistrate Judge of the Delaware District Court issued a preliminary ruling on three of these motions, granting the company’s motion for summary judgment on non-infringement of one of Gore’s patents and denying the company’s motions for summary judgment for patent invalidity due to the patents being indefinite and to exclude expert testimony of Gore’s technical expert. The rulings remain subject to the final approval of the Delaware District Court. The company intends to vigorously defend the allegations asserted by Gore. The company cannot give any assurances that an adverse resolution of this matter will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the shares of the company’s common stock repurchased during the quarter ended June 30, 2015:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs(2)
April 1 – April 30, 2015	81,161	$166.39	80,000	$177,619,746
May 1 – May 31, 2015	114,053	168.17	113,583	158,519,098
June 1 – June 30, 2015	4,841	170.02	—	658,519,098

Total	200,055	$167.49	193,583	$658,519,098

(1)	Includes 6,472 shares that the company repurchased during the three month period ended June 30, 2015 that were not part of the publicly announced share repurchase authorization. These shares were purchased from employees to satisfy tax withholding requirements on the vesting of restricted shares/units from equity-based awards.
(2)	On June 11, 2014, the company announced that its Board of Directors had authorized the repurchase of up to $500 million of common stock of the company. On June 10, 2015, the Board of Directors authorized the repurchase of up to an additional $500 million of common stock.

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

Date: July 24, 2015

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