Form 10-K
period 2015-12-31
BARD C R INC /NJ/
filed 2016-02-12
CIK 9892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $12,665,793,710 based on the closing price of stock traded on the New York Stock Exchange on June 30, 2015. As of January 31, 2016, there were 73,734,800 shares of Common Stock, $.25 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the company’s definitive Proxy Statement in connection with its 2016 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

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

Bard’s execution of this strategy has helped the company establish market leadership positions across its four product group categories. In 2015, approximately 76% of the company’s net sales were derived from product lines in which the company holds a number one or number two market share position.

Product Group Information

The company reports its sales in four major product group categories: vascular, urology, oncology and surgical specialties. The company also has a product group of other products. The following table sets forth for the three years ended December 31, 2015, 2014 and 2013 the approximate percentage contribution by category to Bard’s consolidated net sales on a worldwide basis.

	For the Years Ended December 31,
	2015	2014	2013(A)
Vascular	28%	28%	27%
Urology	25%	25%	25%
Oncology	27%	27%	28%
Surgical Specialties	17%	17%	16%
Other	3%	3%	3%

Consolidated net sales	100%	100%	100%

(A)	Amounts do not add due to rounding.

Vascular Products

Bard’s vascular products cover a wide range of minimally invasive devices for the treatment of peripheral vascular disease (“PVD”), end-stage renal disease (“ESRD”) and heart arrhythmias. These products include: percutaneous transluminal angioplasty (“PTA”) catheters, chronic total occlusion (“CTO”) catheters, guidewires, fabrics, meshes, introducers and accessories; valvuloplasty balloons; peripheral vascular stents, self-expanding and balloon-expandable covered stents and vascular grafts; vena cava filters; biopsy devices; and temporary pacing electrode catheters. In November 2013, Bard closed on the sale of certain assets (including its electrophysiology laboratory systems and diagnostic and therapeutic catheters) and liabilities of its electrophysiology division to Boston Scientific Corporation (the “EP Sale”), retaining only the guidewire and temporary pacing electrode lines. Bard’s low-profile catheter and high-pressure balloon technology has made Conquest®, Atlas® and Dorado® PTA catheters leading choices of clinicians for the treatment of arterial venous access stenosis and other PVDs. Bard began selling the Lutonix® drug-coated PTA balloon for the treatment and prevention of vascular disease in Europe in 2012 and in the United States in October 2014, upon receipt of regulatory approval from the United States Food and Drug Administration (“FDA”). The company’s Ultraverse® and VascuTrak® PTA catheters and Crosser™ CTO catheter give Bard one of the broadest offerings in the small-vessel segment of the PVD market. Bard’s line of peripheral vascular stents, covered stents and vascular grafts includes the Flair® AV (arterial venous) Access Stent Graft, E•Luminexx® and LifeStar® Iliac Stents, and the LifeStent® family of stents approved for use in the superficial femoral and proximal popliteal arteries. Bard’s vena cava filters product line includes devices that can be either permanently implanted or retrieved after the threat of blood clots traveling from the lower extremities to a patient’s lungs has passed. Bard also offers products for the treatment of ESRD through a broad line of long-term dialysis catheters with market leading products including GlidePath™, Equistream®, Decathlon®, Hickman® and Reliance® catheters. Bard also offers a market leading portfolio of automatic core needle biopsy devices including MaxCore®, Magnum®, the Mission™ lightweight semi-automatic biopsy device and the Marquee™ disposable core biopsy instrument. Bard’s Vacora® and Finesse® devices combine the benefits of a vacuum-assisted biopsy technology with a portable, self-contained needle system for the diagnosis of breast tumors. Bard offers a wide variety of products across the percutaneous breast biopsy and tissue marker segments. The EnCor® and EnCor Enspire® breast biopsy systems allow for ultrasound-, stereotactic- and MRI-guided breast biopsy procedures, and Bard’s breast tissue markers include the SenoMark®, StarchMark® and Gel Mark® product lines. In 2014, the company began recording revenue related to royalty payments received from W.L. Gore & Associates Inc. (“Gore”), as described in Item 3. Legal Proceedings.

Urology Products

Bard’s urology products include basic urology drainage products, fecal and urinary continence products, urological specialty products and Targeted Temperature Management™ products. The Foley catheter, which Bard introduced in 1934, remains one of the most frequently used products in the urology field. The company has a market-leading position in Foley catheters, including the infection control Foley catheter (Bardex® I.C. Foley catheter), which has been proven to substantially reduce the rate of urinary tract infections. In November 2013, the company acquired Rochester Medical Corporation and its line of intermittent self-catheters and male external catheters, primarily used in non-acute settings. In January 2016, the company acquired Liberator Medical, Inc., a durable medical equipment supplier to vertically integrate and expand its presence in the non-acute segment of the market. Other products include: fecal incontinence products; brachytherapy devices and radioactive seeds used to treat prostate cancer; intermittent urinary drainage catheters, urine monitoring and collection systems; ureteral stents; specialty devices for stone removal procedures; and surgical slings and pelvic floor repair products for women’s health. The company markets the proprietary line of StatLock® catheter stabilization devices, which are used primarily to secure peripheral intravenous catheters, thereby reducing restarts and other complications. These devices are also used to secure many other types of catheters sold by Bard and other companies, including Foley catheters. In addition, the company markets the Arctic Sun® system with proprietary ArcticGel™ pads providing therapy for patients requiring Targeted Temperature Management™.

Oncology Products

Bard’s oncology products cover a wide range of devices used in the treatment and management of various cancers and other diseases and disorders. These include specialty vascular access catheters and ports, vascular access ultrasound devices, dialysis access catheters and enteral feeding devices. The company’s specialty vascular access products serve a well-established market in which Bard holds a leading position. The features and benefits of the company’s broad line of peripherally inserted central catheters (“PICCs”) have allowed Bard to capitalize on this important segment of the specialty vascular access market. The company’s PowerPICC® catheters and PowerPort® devices can also be used to inject contrast media at high flow rates. These devices eliminate the need to place an additional catheter in the significant number of PICC and port recipients who also require contrast enhanced CT (computed tomography) scans. Bard’s Site-Rite® vascular access ultrasound device and Sherlock™ tip locator system help nurses place a PICC at a patient’s bedside, making PICCs a more convenient and cost-effective treatment option. The company’s 3CG Tip Confirmation System™ can be used in place of imaging technologies such as x-rays to confirm proper placement of the PICC prior to treatment. Both Sherlock™ and Sherlock 3CG™ can be integrated into the Site Rite® system facilitating bedside placement.

Surgical Specialty Products

Bard’s surgical specialty products include implanted grafts and fixation devices for hernia and soft tissue repairs in addition to hemostats and surgical sealants. The company’s soft tissue repair products consist of hernia repair grafts, including permanent synthetic and bioresorbable synthetic products, natural-tissue configurations, and hernia fixation devices. Bard has a full line of products for inguinal (groin) hernias including the Perfix® Plug and 3D Max® product lines. The company has products for the repair of ventral (abdominal) hernias including the Ventrio®, Ventrio® ST, Ventralex®, Ventralex® ST and Ventralight® ST synthetic grafts. In addition, the company markets the ECHO PS® Positioning System which helps facilitate mesh deployment in laparoscopic surgical repair. Bard also markets the Phasix™ line of products for both inguinal and ventral hernias. The product incorporates advanced polymer technology based on a fully resorbable platform that is resorbed naturally by the body over time. The company’s newest offering, Phasix™ ST, incorporates an anti-adhesion layer allowing for laparoscopic placement. Bard’s line of natural-tissue products includes the XenMatrix® and Allomax® grafts used to repair complex ventral hernias and soft tissue reconstruction. The company also sells XenMatrix® AB, the first of its kind anti-microbial natural-tissue mesh. The company’s hernia fixation devices include OptiFix™, a bioresorbable-tack fixation device and Capsure®, a permanent fixation device for use in laparoscopic and open surgical procedures. Bard also offers the Progel© surgical sealant, which is the only FDA-approved product available for intraoperative sealing of air leaks in connection with open, video-assisted and robotic thoracic surgery. In October 2013, Bard acquired Medafor, Inc. and its Arista® AH plant-based hemostat product line complementing Bard’s Progel© surgical sealant technology.

International

Bard markets its products through subsidiaries to customers in over 100 countries outside the United States. The products sold in the international markets include many of the products described above. However, the principal markets, products and methods of distribution in the company’s international businesses vary with market size and stage of development. The company’s principal international markets are currently in Europe, Japan and China, and the company expects to continue investing to expand sales and marketing resources in order to capitalize on opportunities in other markets, such as certain emerging markets in Asia, Latin America and Eastern Europe. Generally, the company maintains a geographically-based sales organization that it believes provides greater flexibility in international markets. Approximately 72% of international sales are of products manufactured by Bard in the United States, Puerto Rico or Mexico. For financial reporting purposes, revenues and long-lived assets in significant geographic areas are presented in Note 15 of the notes to consolidated financial statements.

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

Marketing

The company’s products are distributed domestically directly to hospitals and other healthcare institutions, as well as through numerous hospital/surgical supply and other medical specialty distributors with whom the company has distribution agreements. In international markets, products are distributed either directly or through distributors, with the practice varying by country. Full-time representatives of the company in domestic and international markets engage in sales promotion. Sales to distributors, which supply the company’s products to many end-users, accounted for approximately 35%, 34% and 37% of the company’s net sales for the years ended December 31, 2015, 2014 and 2013, respectively, and the five largest distributors combined accounted for approximately 61%, 66% and 64%, respectively, of distributors’ sales for the corresponding years. One large distributor accounted for approximately 9% of the company’s net sales in each of 2015, 2014 and 2013.

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

The company has adopted, and has posted on its website, a Code of Ethics for Senior Financial Officers that applies to the company’s Chief Executive Officer, Chief Financial Officer and Controller. To the extent required, the company intends to disclose any amendments to, or waivers of, the Code of Ethics on its website. In addition, the company’s audit committee charter, compensation committee charter, governance committee charter, corporate governance guidelines and business ethics policy are also posted on the company’s website. From time-to-time Bard uses its website to distribute company information, including material information. Financial and other information, including material information regarding the company is routinely posted on and accessible at http://investorrelations.crbard.com. In addition, shareholders or interested parties may enroll to automatically receive email alerts and other information about Bard by visiting the “Email Alerts” section at http://investorrelations.crbard.com. Shareholders, employees or other interested parties may communicate directly with the Board of Directors, the non-management members of the Board of Directors or the Audit Committee. The process for doing so is described on the company’s website.

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

Third-party payors for hospital services in the United States and abroad are increasingly focused on strategies to control spending on healthcare and reward improvements in quality and patient outcomes. In addition, in an effort to better align incentives for providers, CMS and several large commercial payors have adopted policies that will no longer cover certain preventable, hospital-acquired infections such as catheter-associated urinary tract infections. The company believes that the Bardex® IC products are well-positioned to help its customers prevent certain hospital acquired infections. As payors focus on the net benefits provided by medical technologies, manufacturers are increasingly required to provide evidence not only of the clinical efficacy of their products, but also the economic impact they have on stakeholders in the healthcare system. The company has taken steps in recent years to bolster its health economic and outcomes research capabilities with the goal of meeting the needs of the business and customers around the world. However, the uncertainty and complexity of future legislation seeking to reform the health insurance market and the healthcare delivery system make it difficult to ultimately predict the impact on Bard’s business.

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

Employees

The company had approximately 14,900 employees as of December 31, 2015.

Seasonality

The company’s business is not affected to any material extent by seasonal factors.

Research and Development

The company is engaged in both internal and external research and development in an effort to introduce new products, to enhance the effectiveness, ease of use, safety and reliability of its existing products, and to expand the applications for which the uses of its products are appropriate. The company is dedicated to developing and acquiring technologies that will furnish healthcare providers with a more complete line of products to treat medical conditions through less invasive procedures and in a cost-effective manner. The company’s research and development expenditures, including acquired in-process research and development, were $259.2 million, $302.0 million and $295.7 million in 2015, 2014 and 2013, respectively. The company evaluates developing technologies primarily in areas where it may have technological or marketing expertise for possible investment or acquisition.

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

Any of these issues could lead to an investigation by the FDA or other governmental authorities, recall of, or safety alert relating to, one or more of our products and could ultimately result in the removal of these products from the body and claims against us for costs associated with the removal. Any recall, whether voluntary or required by the FDA or similar governmental authorities in other countries, could result in lost sales, other significant costs and significant negative publicity. Negative publicity including regarding a quality or safety issue, whether accurate or inaccurate, could reduce market acceptance of our products, harm our reputation, decrease demand for our products, result in the loss of customers, lead to product withdrawals and/or harm our ability to successfully launch and market our products in the future. The foregoing problems could also result in enforcement actions by state and federal governments or other enforcement bodies, or product liability claims or lawsuits including those being brought by individuals or by groups seeking to represent a class or establish multi-district litigation proceedings. We believe that some settlements and judgments, as well as legal defense costs, may be covered in whole or in part under our product liability insurance policies with a limited number of insurance companies, or, in some circumstances, indemnification obligations to us from other parties. However, amounts recovered under these arrangements may be less than the stated coverage limits or less than otherwise expected and may not be adequate to cover damages and/or costs. In addition, there is no guarantee that insurers or other parties will pay claims or that coverage or indemnity will be otherwise available. See Item 3. “Legal Proceedings” below for a description of lawsuits filed or asserted against us, including the Hernia Product Claims, Women’s Health Product Claims and Filter Product Claims (each, as defined below). Moreover, in some circumstances adverse events arising from or associated with the design, manufacture, quality or marketing of our products could result in the FDA suspending or delaying its review of our applications for new product approvals, or imposing post market approval requirements. Any of the foregoing problems could have a material adverse effect on our business, results of operations, financial condition and/or liquidity.

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

As a result, we engage in product development and improvement programs to maintain and improve our competitive position. These development and improvement programs involve significant investment in research and development, clinical trials and regulatory approvals and may require more time than anticipated to bring such products to market. We may not, however, be successful in enhancing existing products or developing new products or technologies that will achieve regulatory approval, be developed or manufactured in a cost effective manner, obtain appropriate intellectual property protection or receive market acceptance and we may be unable to recover all or a meaningful part of our investment in such products or technologies.

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

Our products are purchased principally by hospitals or physicians which typically bill various third-party payors, such as governmental programs (e.g., Medicare, Medicaid and comparable foreign programs), private insurance plans and managed care plans, for the healthcare services provided to their patients. The ability of our customers to obtain appropriate reimbursement for products and services from third-party payors is critical to the success of medical device companies because it affects which products customers purchase and the prices they are willing to pay. Reimbursement varies by country and can significantly impact the acceptance of new products and technologies. In addition, with respect to a limited portion of our business, acquired in January 2016, we also directly bill patients, insurance companies, Medicare and Medicaid. Implementation of healthcare reforms or other governmental actions in the United States (such as cuts to Medicare reimbursement) and other countries may limit, reduce or eliminate reimbursement for our products and adversely affect both our pricing flexibility and the demand for our products. Even when we develop or acquire a promising new product or technology (such as our Lutonix® drug-coated PTA balloon), we may find limited demand for the product unless reimbursement approval is obtained from private and governmental third-party payors.

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

Further legislative or administrative reforms to the reimbursement systems (whether governmental or private) in the United States and abroad, or adverse decisions by administrators of these systems in coverage or reimbursement relating to our products, could significantly reduce reimbursement for procedures using our medical devices or result in the denial of coverage for those procedures. Examples of these reforms or adverse decisions include price regulation, competitive pricing, changes to coverage and payment policies, comparative effectiveness of therapies, technology assessments, managed-care arrangements and accountable care organizations. Any of such reforms or adverse decisions resulting in restrictive reimbursement practices or denials of coverage could have an adverse impact on the acceptance of our products and the prices that our customers are willing to pay for them. These outcomes, along with other cost containment measures, could have a material adverse effect on our business and/or results of operations.

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

We operate in many parts of the world, and our operations are affected by various state, federal and international healthcare, environmental, antitrust, anti-corruption, anti-bribery, fraud and abuse, employment laws and laws regarding privacy or personally identifiable information, including, for example, the Food, Drug and Cosmetic Act (“FDCA”), various FDA and international regulations relating to, among other things, the development, quality assurance, manufacturing, importation, distribution, marketing and sale of, and billing for, our products, the federal Anti-Kickback Statute and Federal False Claims Act, the U.S. Foreign Corrupt Practices Act (“FCPA”), the UK Bribery Act of 2010 and laws and regulations relating to sanctions and money laundering. We are subject to periodic inspections to determine compliance with the FDA’s Quality System Regulation requirements, current medical device adverse event reporting regulations, and similar foreign rules and regulations. Despite our training and compliance programs, our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or agents. The failure to comply with these laws and regulatory standards, allegations of such non-compliance or the discovery of previously unknown problems with a product or manufacturer: (i) could result in FDA Form-483 notices and/or warning letters or the foreign equivalent, fines, delays or suspensions of regulatory clearances, detainment, seizures or recalls of products (with the attendant expenses), the banning of a particular device, an order to replace or refund the cost of any device previously manufactured or distributed, operating restrictions and/or civil or criminal prosecution, and/or penalties, as well as decreased sales as a result of negative publicity and product liability claims; and (ii) could disrupt our business and could have a material adverse effect on our business, results of operations, financial condition and/or liquidity.

Most of our products must receive clearance or approval from the FDA or comparable regulatory agencies abroad before they can be marketed or sold. State, federal and foreign registration regulations are both evolving and subject to varied levels of interpretation and enforcement. It can be costly and time-consuming to obtain and maintain regulatory approvals to market a medical device. Approvals might not be granted on a timely basis, if at all, for new devices, new indications for use or certain modifications or enhancements to previously approved products. Even after a device receives regulatory approval it remains subject to significant regulatory and quality requirements, such as manufacturing, recordkeeping, renewal, recertification or reporting and other post market approval requirements, which may include clinical, laboratory or other studies. Product approvals by the FDA and other foreign regulators can be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial approval or may be re-classified to a higher regulatory classification, such as requiring a Pre-Market Approval (“PMA”) for a previously cleared 510(k) device. Regulations are also subject to change as a result of legislative, administrative or judicial action, which may further increase our costs or reduce sales. For example, the FDA adopted rules to establish a Unique Device Identification (“UDI”) system, which will require that most medical devices distributed in the United States carry a unique device identifier. The company expects that adoption of the UDI system will result in significant cost to implement and to maintain compliance. Our failure to maintain approvals, obtain approval for new products or comply with other applicable regulatory requirements could adversely affect our business, results of operations, financial condition and/or liquidity.

The healthcare industry is under continued scrutiny from state, federal and international governments with respect to industry practices in the area of sales and marketing, including provisions of the Physician Payment Sunshine Act. If our marketing, sales or other activities fail to comply with the FDA’s or other comparable foreign regulatory agencies’ regulations or guidelines, or other applicable laws, we may be subject to warnings from the FDA or enforcement actions from the FDA or other enforcement bodies. In the recent past, medical device manufacturers have been the subject of investigations from government agencies related to their relationships with doctors, product marketing and off-label promotion of products, among other activities or practices. If an enforcement action involving the company were to occur, it could result in penalties, fines, detainment, seizures, recalls, product bans, operating restrictions (which may include loss of a license or authorization), the exclusion of our products from reimbursement under government-funded programs and/or prohibitions on our ability to sell our products, and could have a material adverse effect on our business, results of operations, financial condition and/or liquidity. In addition, remediation of any issues identified by the FDA or other regulators could require facility upgrades, process changes, additional labeling requirements or other measures, any of which could have a material adverse effect on our business and/or results of operations. See Item 3. “Legal Proceedings” below for a description of the subpoenas and Civil Investigation Demands from a number of State Attorneys General and investigative subpoena from the Department of Defense, in each case, seeking information related to certain of the company’s products.

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

We also attempt to protect our trade secrets, proprietary information and know-how and continuing technological innovation with security measures, including the use of non-disclosure and other agreements with our employees, consultants and collaborators. We cannot be certain that these agreements will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information, or that third parties will not otherwise gain access to our trade secrets or proprietary know how.

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

Sales outside the United States accounted for approximately 30% of our net sales in 2015. We anticipate that sales from international operations will continue to represent a significant portion of our total sales, and we intend to continue our expansion into emerging and/or faster-growing markets outside the United States. In addition, many of our manufacturing facilities and suppliers are located outside the United States. As a result, our sales and profitability from our international operations and our ability to implement our overall business strategy (including our plan to continue expanding into emerging and/or faster-growing markets outside the United States) are subject to risks and uncertainties that can vary by country, and include those related to political and economic conditions (such as those affecting certain countries in Europe), foreign currency exchange rate fluctuations, enforcement of contractual obligations, ensuring appropriate quality assurance standards, local product preference and manufacturing requirements or other trade restrictions, changes in tax laws, regulatory and reimbursement programs and policies, import or export licensing requirements and regulations, and the protection of intellectual property rights. These risks and uncertainties could have a material adverse effect on our business and/or results of operations.

The adoption of healthcare reform in the United States may adversely affect our business and/or results of operations.

In March 2010, significant reforms to the U.S. healthcare system were adopted in the form of the Patient Protection and Affordable Care Act (the “PPACA”). The PPACA includes provisions that, among other things, reduce and/or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and impose new and/or increased taxes. Specifically, beginning in 2013, the medical device industry is required to subsidize healthcare reform in the form of a 2.3% excise tax on United States sales of most medical devices. This excise tax had a negative impact on our results of operations in 2013, 2014 and 2015. In December 2015, as part of the Omnibus Appropriations Act, collection of the medical device excise tax was suspended for 2016 and 2017. We are unable to predict whether the postponement will be continued beyond 2017. The PPACA also reduces Medicare and Medicaid payments to hospitals and clinical laboratories, which could reduce medical procedure volumes and impact the demand for our products or the prices at which the company sells its products. While the PPACA is intended to expand health insurance coverage to uninsured persons in the United States, other elements of this legislation, such as Medicare provisions aimed at improving quality and decreasing costs, comparative effectiveness research, an independent payment advisory board, and pilot programs to evaluate alternative payment methodologies, make it difficult to determine the overall impact on sales of our products.

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

We rely on information technology systems and network infrastructure to process, transmit, and store electronic information in our day-to-day operations. We also rely on our and others’ technology infrastructure to, among other functions, interact with suppliers, sell our products, fulfill orders and bill, collect and make payments, ship products and provide support to customers, track customer purchases, fulfill contractual obligations, store data and otherwise conduct business. We have initiated a plan to outsource significant information technology functions to third parties during 2016, including significant elements of our information technology infrastructure, and as a result we are managing relationships with third parties who will have access to our confidential information. The size and complexity of our information technology systems and those of our third party vendors may make such systems potentially vulnerable to service interruptions. Our internal information technology systems, as well as those systems maintained by third-party providers, may be subjected to computer viruses or other malicious codes, unauthorized access attempts, service interruptions, and cyber-attacks, including infiltration of data centers, any of which, if successful, could result in data leaks or otherwise compromise our confidential or proprietary information and disrupt our operations. Our business also generates and/or maintains sensitive information, such as patient data and other personal information. The size and complexity of our third party vendors’ systems and the large amounts of confidential information that is present at their sites also makes them potentially vulnerable to security breaches from inadvertent or intentional actions by our employees, partners or vendors, or from attacks by malicious third parties. Cyber-attacks continue to increase in sophistication and frequency. Additionally our systems and network infrastructure are vulnerable to interruption due to fire, power loss, system malfunctions and the level of protection and disaster recover capability varies from site to site and across facilities maintained by third-party vendors. While we have invested in our systems and the protection of our data (including through network monitoring, preventive security controls, employee training and security policies) to reduce the risk of an intrusion or interruption and monitor our systems on an ongoing basis for any current or potential threats, there can be no assurances that our protective measures will prevent future security breaches that could have a significant impact on our business, reputation, results of operations, financial condition and/or liquidity.

In addition, our information systems require an ongoing commitment of significant resources to maintain, protect and enhance existing systems, and to develop new systems to keep pace with continuing changes in information technology, the evolving needs of our business, regulatory standards and the need to protect our and our customers’ proprietary information. If we fail to maintain or protect our information technology systems and data integrity effectively, fail to implement new systems and/or update or expand existing systems (such as the company’s ongoing effort to expand its Enterprise Resource Planning, or ERP, platform more broadly through the company) or fail to anticipate, plan for or manage significant disruptions to systems involved in our operations, we could lose existing customers, have difficulty preventing, detecting, and controlling fraud, have disputes with customers, physicians, and other health care professionals, have regulatory sanctions or penalties imposed, have increases in operating expenses, have difficulty manufacturing and distributing our products, incur expenses or lose revenues as a result of a data privacy breach, have negative publicity or suffer other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition and/or liquidity.

Regulations related to “conflict minerals” may impact our supply chain, increase the cost of certain metals used in manufacturing our products and/or cause us to incur additional expenses.

Pursuant to Dodd-Frank Wall Street Reform and Consumer Protection Act, in August 2012, the SEC issued final rules regarding disclosure of the use of tantalum, tin, and tungsten (or their ores) and gold (referred to as

“conflict minerals”); which are mined from the Democratic Republic of the Congo and adjoining countries (“Covered Countries”). Under the rules, companies registered with the SEC are required to determine the sources of any conflict minerals used in products and to disclose whether or not the specified minerals originated from a Covered Country and the procedures employed to make such determinations. We have determined that certain of our products contain conflict minerals and we have developed a process to identify where such mineral originated. As of the date of our conflict minerals report for the 2014 calendar year, we were unable to determine whether or not such minerals contained in our products originate from a Covered Country. We have incurred and will continue to incur additional costs associated with complying with the diligence and disclosure requirements, and there may be costs associated with remediation and other changes to our products, processes, or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products. We cannot be sure that we will be able to obtain the necessary information on conflict minerals from our suppliers or that we will be able to determine that all of our products are conflict free. As a result, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we implement. In addition, we may encounter challenges satisfying customers who require that all of the components of our products be certified as conflict free.

Economic conditions and/or instability could adversely affect the company.

Financial markets and the economies in the United States and internationally may experience disruption and volatility, including the economic impacts resulting from foreign exchange movements. In addition, conditions could worsen in  countries that have experienced or are currently experiencing such disruptions or volatility. As a result, the economic environment may, among other things:

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

Our ability to compete effectively depends upon our ability to attract and retain executives and other key employees, including people in technical, information technology, marketing, sales and research positions. Competition for experienced employees, particularly for persons with specialized skills, can be intense. Our ability to recruit such talent will depend on a number of factors, including compensation and benefits, work location and work environment. If we cannot effectively recruit and retain qualified executives and employees, our business could be adversely affected.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The executive offices of the company are located in Murray Hill, New Jersey. Domestic manufacturing and development units are located in Arizona, California, Colorado, Georgia, Illinois, Massachusetts, Minnesota, Montana, New Jersey, New York, Ohio, Pennsylvania, Puerto Rico, Rhode Island, South Carolina and Utah. Sales offices are in many of these locations as well as others. Outside the United States, the company has plants or offices in Austria, Australia, Belgium, Brazil, Canada, Chile, China, Colombia, the Czech Republic, Finland, France, Germany, Greece, India, Ireland, Italy, Japan, Korea, Malaysia, Mexico, the Netherlands, Poland, Russia, Saudi Arabia, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan, Turkey, the United Arab Emirates and the United Kingdom.

The company owns approximately 2.9 million square feet of space in 24 locations and leases approximately 1.6 million square feet of space in 91 locations. All of these facilities are well-maintained and suitable for the operations conducted in them.

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

Product Liability Matters

Hernia Product Claims

As of December 31, 2015, approximately 35 federal and 60 state lawsuits involving individual claims by approximately 95 plaintiffs, as well as one putative class action in the United States, are currently pending against the company with respect to its Composix® Kugel® and certain other hernia repair implant products (collectively, the “Hernia Product Claims”). The company voluntarily recalled certain sizes and lots of the Composix® Kugel® products beginning in December 2005. In June 2007, the Composix® Kugel® lawsuits and, subsequently, other hernia repair product lawsuits, pending in federal courts nationwide were transferred into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island. The MDL stopped accepting new cases in the second quarter of 2014. As of December 31, 2015, all but one of the putative class actions pending against the company were dismissed. The remaining putative class action pending against the company has not been certified and seeks: (i) medical monitoring; (ii) compensatory damages; (iii) punitive damages; (iv) a judicial finding of defect and causation; and/or (v) attorneys’ fees. In April 2014, a settlement was reached with respect to the three putative Canadian class actions within amounts previously recorded by the company. Approximately 25 of the state lawsuits, involving individual claims by approximately 25 plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions. The Hernia Product Claims also generally seek damages for personal injury resulting from use of the products.

The company has resolved the majority of its historical Hernia Product Claims, including through agreements or agreements in principle with various plaintiffs’ law firms to settle their respective inventories of cases. Each agreement involving the settlement of a firm’s inventory of claims was subject to certain conditions, including requirements for participation in the proposed settlements by a certain minimum number of plaintiffs. In addition, the company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Hernia Product Claims, and intends to vigorously defend Hernia Product Claims that do not settle, including through litigation. The company expects additional trials of Hernia Product Claims to take place over the next 12 months. The company cannot give any assurances that the resolution of the Hernia Product Claims that have not settled, including asserted and unasserted claims and the putative class action lawsuit, will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

Women’s Health Product Claims

As of December 31, 2015, product liability lawsuits involving individual claims by approximately 12,605 plaintiffs are currently pending against the company in various federal and state jurisdictions alleging personal injuries associated with the use of certain of the company’s surgical continence products for women. With respect to a majority of these lawsuits, the company believes that two subsidiaries of Medtronic plc (as successor in interest to Covidien plc) (“Medtronic”), each a supplier of the company, have an obligation to defend and indemnify the company with respect to any product defect liability. As described below, in July 2015 the company reached an agreement with Medtronic regarding certain aspects of Medtronic’s indemnification obligation. In addition, five putative class actions in the United States and five putative class actions in Canada have been filed against the company, and a limited number of other claims have been filed or asserted in various non-U.S. jurisdictions. The foregoing lawsuits, unfiled or unknown claims, putative class actions and other claims, together with claims that have settled or are the subject of agreements or agreements in principle to settle, are referred to collectively as the “Women’s Health Product Claims”. The Women’s Health Product Claims generally seek damages for personal injury resulting from use of the products. The putative class actions, none of which has been certified, seek: (i) medical monitoring; (ii) compensatory damages; (iii) punitive damages; (iv) a judicial finding of defect and causation; and/or (v) attorneys’ fees. In April 2015, the Ontario Superior Court of Justice dismissed the plaintiffs’ motion for class certification in one Canadian putative class action. These plaintiffs may appeal this decision or may file an alternatives motion with the Ontario Superior Court to redefine the class.

In October 2010, the Women’s Health Product Claims involving solely Avaulta® products pending in federal courts nationwide were transferred into an MDL in the United States District Court for the Southern District of West Virginia (the “WV District Court”), the scope of which was later expanded to include lawsuits involving all women’s surgical continence products that are manufactured or distributed by the company. The first trial in a state court was completed in California in July 2012 and resulted in a judgment against the company of approximately $3.6 million. On appeal the decision was affirmed by the appellate court in November 2014. The company filed a petition for review to the California Supreme Court on December 24, 2014, which was denied on February 18, 2015. The judgment in this matter, including interest and costs, was paid on March 20, 2015 within the amounts previously recorded by the company. The first trial in the MDL commenced in July 2013 and resulted in a judgment against the company of approximately $2 million, which was upheld by the Fourth Circuit on January 14, 2016. The company does not believe that any verdicts entered to date are representative of potential outcomes of all Women’s Health Product Claims. On January 16, 2014 and July 31, 2014, the WV District Court ordered that the company prepare 200 and then an additional 300 individual cases, respectively, for trial (the “WHP Pre-Trial Orders”) (the timing for which is currently unknown). The WHP Pre-Trial Orders resulted in significant additional litigation-related defense costs beginning in the second quarter of 2014 and continuing through the second quarter of 2015. In February 2015, the WV District Court appointed a Special Master to assist with settlement resolution. In June 2015, the WV District Court issued an order staying the requirement to prepare a significant portion of the cases covered by the WHP Pre-Trial Orders, which stay could be modified at the court’s discretion. The WHP Pre-Trial Orders may result in material additional cost in future periods in defending Women’s Health Product Claims. The WV District Court may also order that the company prepare additional cases for trial, which could result in material additional costs in future periods.

As of December 31, 2015, the company has reached agreements or agreements in principle with various plaintiffs’ law firms to settle their respective inventories of cases totaling approximately 6,845 Women’s Health Product Claims, including approximately: 560 during 2014 and 6,285 during 2015. The company believes that these Women’s Health Product Claims are not the subject of Medtronic’s indemnification obligation. These settlement agreements and agreements in principle include unfiled and previously unknown claims held by various plaintiffs’ law firms, which have not been included in the approximate number of lawsuits set forth in the first paragraph of this section. Each agreement is subject to certain conditions, including requirements for participation in the proposed settlements by a certain minimum number of plaintiffs. The company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Women’s Health Product Claims, which may include additional inventory settlements. Notwithstanding these settlement efforts, the company anticipates additional trials over the next 12 months, including one currently scheduled during the first quarter of 2016. In addition, one or more possible consolidated trials may occur in the future.

In July 2015, as part of the agreement noted above, Medtronic agreed to take responsibility for pursuing settlement of certain of the Women’s Health Product Claims that relate to products distributed by the company under supply agreements with Medtronic and the company agreed to pay Medtronic $121 million towards these potential settlements, of which approximately $81 million has been paid as of December 31, 2015. The company also may, in its sole discretion, transfer responsibility for settlement of additional Women’s Health Product Claims to Medtronic on similar terms. The agreement does not resolve the dispute between the company and Medtronic with respect to Women’s Health Product Claims that do not settle, if any. As part of the agreement, Medtronic and the company agreed to dismiss without prejudice their previously filed litigation with respect to Medtronic’s obligation to defend and indemnify the company.

The approximate number of lawsuits set forth in the first paragraph of this section does not include approximately 670 generic complaints involving women’s health products where the company cannot, based on the allegations in the complaints, determine whether any of those cases involve the company’s women’s health products. In addition, the approximate number of lawsuits set forth in the first paragraph of this section does not include approximately 1,060 claims that have been threatened against the company but for which complaints have not yet been filed. In addition, the company has limited information regarding the nature and quantity of these and other unfiled or unknown claims. During the course of engaging in settlement discussions with plaintiffs’ law firms, the company has learned, and may in future periods learn, additional information regarding these and other unfiled or unknown claims, or other lawsuits, which could materially impact the company’s estimate of the number of claims or lawsuits against the company. While the company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Women’s Health Product Claims and intends to vigorously defend the Women’s Health Product Claims that do not settle, including through litigation, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

Filter Product Claims

As of December 31, 2015, product liability lawsuits involving individual claims by approximately 95 plaintiffs are currently pending against the company in various federal and state jurisdictions alleging personal injuries associated with the use of the company’s vena cava filter products (all lawsuits, collectively, the “Filter Product Claims”). In August 2015, the Judicial Panel for Multi-District Litigation (“JPML”) ordered the creation of a Multi-District Litigation for all federal Filter Product Claims (the “IVC Filter MDL”) in the District of Arizona. There are approximately 80 lawsuits that have been, or shortly will be, transferred to the IVC Filter MDL. The remaining approximately 15 lawsuits are pending in various state courts across the country. The first Filter Product Claim trial was completed in June 2012 and resulted in a judgment for the company. During the second quarter of 2013, the company finalized settlement agreements with respect to more than 30 Filter Product Claims and made payments with respect to such claims within the amounts previously recorded by the company. The approximate number of lawsuits set forth above do not include approximately 130 claims that have been threatened against the company but for which complaints have not yet been filed. In addition, the company has limited information regarding the nature and quantity of these and other unfiled or unknown claims. The company continues to receive claims and lawsuits and may in future periods learn additional information regarding other unfiled or unknown claims, or other lawsuits, which could materially impact the company’s estimate of the number of claims or lawsuits against the company. The company expects additional trials of Filter Product Claims may take place over the next 12 months. While the company intends to vigorously defend Filter Product Claims that do not settle, including through litigation, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

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

The company believes that some settlements and judgments, as well as some legal defense costs, relating to product liability matters are or may be covered in whole or in part under its product liability insurance policies with a limited number of insurance carriers, or, in some circumstances, indemnification obligations to the company from other parties. In certain circumstances, insurance carriers reserve their rights with respect to coverage, or contest or deny coverage, as has occurred with respect to certain claims. In addition, other parties may dispute their indemnification obligations to the company with respect to certain claims. When either of these occur, the company intends to vigorously contest disputes with respect to its insurance coverage or indemnification and to enforce its rights, and accordingly, will record expected recoveries with respect to amounts due under these policies or arrangements, when recovery is probable. Amounts recovered under the company’s product liability insurance policies or indemnification arrangements may be less than the stated coverage limits or less than otherwise expected and may not be adequate to cover damages and/or costs relating to claims. In addition, there is no guarantee that insurers or other parties will pay claims or that coverage or indemnity will be otherwise available.

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

In November 2015, the Department of Defense Inspector General issued an investigative subpoena to the company. The Department of Health and Human Services is also participating in this investigation. The subpoena seeks documents related to the company’s sales and marketing of certain filter products, drug coated balloon catheters, and peripheral arterial disease detection products. The company is cooperating with these requests. Since it is not feasible to predict the outcome of these proceedings, the company cannot give any assurances that the resolution of these proceedings will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

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

Gore appealed this matter to the Court of Appeals for the Federal Circuit (the “Court of Appeals”), which on February 10, 2012 affirmed the decision of the AZ District Court. Gore filed a petition with the Court of Appeals for a rehearing of its appeal, which reaffirmed its February 10, 2012 decision on June 14, 2012, with the exception of the issue of willfulness with respect to Gore’s infringement of the 135 patent, which was remanded to the AZ District Court for further consideration. On October 12, 2012, Gore filed a petition for a writ of certiorari to the U.S. Supreme Court requesting a review of the portion of the decision that the Court of Appeals reaffirmed. The U.S. Supreme Court denied Gore’s petition on January 14, 2013.

On October 16, 2013, the AZ District Court, in connection with the remand by the Court of Appeals, denied Gore’s motion for entry of a judgment holding that Gore’s infringement was not willful and Gore’s motion for a new trial. The AZ District Court granted the company’s motion to execute on the judgment, holding that all aspects of the judgment relating to infringement were “final and non-appealable.” The AZ District Court continued its stay on the execution of the judgment with respect to willfulness and the related enhanced damages.

On November 1, 2013, Gore paid to the company $894.3 million in cash, the total amount of the compensatory damages for infringement, including pre- and post-judgment interest, and the royalties accrued through September 30, 2013. On December 5, 2013, Gore filed an appeal in the Court of Appeals on all of the AZ District Court’s rulings. On January 13, 2015, the Court of Appeals affirmed the decision of the AZ District Court regarding its determination that the company established standing and that the 135 patent was willfully infringed. On February 12, 2015, Gore filed a petition for rehearing en banc at the Court of Appeals on the issue of willfulness, which was denied by the Court of Appeals on April 8, 2015. On May 1, 2015, Gore paid to the company $210.5 million in cash, representing the total amount of the enhanced damages awarded by the AZ District Court due to Gore’s willfulness and an audit adjustment related to Gore’s infringing sales and the payment of royalties through September 30, 2013. Amounts received from Gore in May 2015 and previously in November 2013 are collectively referred to as the “Gore Proceeds”. On July 7, 2015, Gore filed a petition for a writ of certiorari to the U.S. Supreme Court requesting a review of the decision that the 135 patent was infringed. On October 5, 2015, the U.S. Supreme Court denied Gore’s petition and their decision is final and non-appealable.

As of the third quarter of 2013, the company considered both the compensatory damages and the enhanced damages and the royalty awards to be contingent gains. In the fourth quarter of 2013, the company recorded a gain of $894.3 million ($557.4 million after tax) to other (income) expense, net, based on the AZ District Court’s October 2013 rulings and the company’s receipt of the 2013 portion of the Gore Proceeds. In the second quarter of 2015, the company recorded a gain of $210.5 million ($131.7 million after tax) to other (income) expense, net, based on the AZ District Court’s April 2015 ruling and the company’s receipt of the 2015 portion of the Gore Proceeds and an adjustment related to an audit of Gore’s infringing sales and the payment of royalties through September 30, 2013. In 2015, the company received $150.1 million of royalty payments from Gore representing Gore’s calculation of royalties for its infringing sales for the quarters ended December 31, 2014 through September 30, 2015. These royalty payments and an adjustment of $1.3 million related to an audit of Gore’s infringing sales and the payment of royalties from October 1, 2014 to March 31, 2015 were recorded to revenue during 2015. In addition, in January 2016, the company received $38.4 million from Gore, representing Gore’s calculation of royalties for its infringing sales for the quarter ended December 31, 2015. This royalty payment will be recorded to revenue in the first quarter of 2016. The company has received cumulative proceeds from Gore of $1,446.4 million.

The company cannot give any assurances that royalties for Gore’s future infringing sales will remain at or near historical levels.

In an unrelated matter, Gore filed suit in June 2011 in the U.S. District Court in Delaware alleging the company had infringed on several of Gore’s patents. Fact and expert discovery have been completed and in the fourth quarter of 2014, the parties both filed a number of motions, including motions for summary judgment. Oral arguments on the motions occurred on January 30, 2015. In December 2015, the Delaware District Court granted the company’s motion of no willful infringement, thereby eliminating Gore’s request for enhanced damages. The Company’s summary judgment motion of laches (undue delay) remains pending, which could impact the total potential damages period. In the third quarter of 2015 the company filed a motion to dismiss a significant portion of Gore’s damages claim because Gore lacks proper standing. The trial on this matter has been continued until the middle of 2016. The company intends to vigorously defend the allegations asserted by Gore. The company cannot give any assurances that an adverse resolution of this matter will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

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

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Set forth below is the name, age, position, five-year business history and other information with respect to each executive officer of the company as of February 12, 2016. No family relationships exist among the officers or Board of Directors of the company. The Board of Directors elects all officers of the company annually.

Name	Age	Position
Timothy M. Ring	58	Chairman and Chief Executive Officer and Director
John H. Weiland	60	President and Chief Operating Officer and Director
Christopher S. Holland	49	Senior Vice President and Chief Financial Officer
Jim C. Beasley	52	Group President
Timothy P. Collins	55	Group President
John P. Groetelaars	49	Group President
Sharon M. Luboff	53	Group Vice President
John A. DeFord	54	Senior Vice President-Science, Technology and Clinical Affairs
Samrat S. Khichi	48	Senior Vice President, General Counsel and Secretary
Patricia G. Christian	55	Vice President-Quality, Regulatory and Medical Affairs
Betty D. Larson	40	Vice President-Human Resources
Frank Lupisella Jr.	55	Vice President and Controller

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

Christopher S. Holland joined Bard in 2012 as Senior Vice President and Chief Financial Officer. From July 2013 through June 2015, Mr. Holland had responsibility for Bard Medical Division. In July 2015, Mr. Holland assumed responsibilities for Business Development, Corporate Marketing, Reimbursement, Healthcare Economics and Strategy. Prior to joining Bard, he held executive positions at ARAMARK Corporation since 2003 and was most recently Senior Vice President, Finance and Treasurer. Previously, Mr. Holland held various positions at J.P. Morgan and Company, Inc., including Vice President, with responsibility for the medical device sector.

Jim C. Beasley joined Bard in 1989 as a territory sales manager for Bard Interventional Products. He has held a succession of management positions including President of Bard Access Systems division from 2003 to 2007 and President of Bard Peripheral Vascular division since 2007. In 2009, Mr. Beasley was promoted to Group Vice President and assumed responsibility for both divisions. In January 2012, Mr. Beasley assumed additional responsibilities for Bard’s businesses in Japan, Asia (excluding China) and Australia. In July 2013,

Mr. Beasley was promoted to Group President and assumed responsibilities for Bard’s businesses in Latin America while continuing to be responsible for the Bard Access Systems (through June 2015) and Bard Peripheral Vascular divisions. In July 2015, Mr. Beasley assumed additional responsibilities for driving new market development process across Bard to enable and accelerate the company’s growth in new and developing markets.

Timothy P. Collins joined Bard in 1986 as a facilities planner with the USCI Division. Over the next 12 years, he held positions of increasing responsibility including Director of Operations for Diagnostic Cardiology. Concurrent with the sale of Bard’s cardiology business, Mr. Collins joined Medtronic Vascular in 1998 as Vice President/Business Unit Manager in Medtronic/AVE and was later appointed Vice President, Global Operations, Vascular. In 2003, Mr. Collins returned to Bard as President of the Bard Electrophysiology Division. In 2008, Mr. Collins was promoted to Group Vice President responsible for worldwide manufacturing operations and also assumed responsibility for the Electrophysiology Division, until its sale in November 2013. In January 2012, Mr. Collins assumed additional responsibility for Bard’s businesses in Canada. In July 2013, Mr. Collins was promoted to Group President and assumed additional responsibility for Bard’s businesses in Europe. In July 2015, Mr. Collins assumed additional responsibilities for Bard Medical Division.

John P. Groetelaars joined Bard in 2008 as Vice President and General Manager of the Davol division. In 2009, Mr. Groetelaars was promoted to President of the Davol division. In July 2013, Mr. Groetelaars was promoted to Group Vice President and assumed additional responsibilities for Bard’s businesses in China, Asia and Australia while continuing to be responsible for Bard’s Davol division. In July 2015, Mr. Groetelaars was promoted to Group President and added Bard Access Systems to his current responsibilities. Prior to joining Bard, he held positions of increasing responsibility with Boston Scientific Corporation from 2001 until joining Bard and having most recently served as General Manager and Vice President for UK, Ireland and Nordic Regions.

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

Frank Lupisella Jr. joined Bard in 1987 and has served in various capacities in the finance organization of the company. Mr. Lupisella served as Vice President and Controller of the Davol division from 1999 until 2005 when he was promoted to Assistant Corporate Controller, Manufacturing Operations. In 2006, he was promoted to his present position of Vice President and Controller of the company.

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

2015	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
High	$180.35	$180.94	$202.47	$196.98
Low	$163.08	$163.81	$169.09	$177.13

2014	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
High	$147.98	$149.25	$153.13	$172.68
Low	$125.42	$136.23	$142.30	$142.23

Title of Class	Number of record holders of the company’s common stock as of January 31, 2016
Common Stock - $.25 par value	3,031

Dividends

The company paid cash dividends of $69.4 million, or $0.92 per share, in 2015 and $66.2 million, or $0.86 per share, in 2014. The following table illustrates the dividends paid per share in each of the indicated quarters.

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
2015	$0.22	$0.22	$0.24	$0.24	$0.92
2014	$0.21	$0.21	$0.22	$0.22	$0.86

The first quarter 2016 dividend of $0.24 per share was declared on December 9, 2015 and was paid on February 5, 2016 to shareholders of record on January 25, 2016.

Issuer Purchases of Equity Securities

The following table provides information with respect to the shares of the company’s common stock repurchased during the quarter ended December 31, 2015.

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs(2)
October 1 - October 31, 2015	938	$192.99	—	$508,817,228
November 1 - November 30, 2015	784	187.23	—	508,817,228
December 1 - December 31, 2015	688,779	186.94	600,000	396,431,194

Total	690,501	$186.95	600,000	$396,431,194

(1)	Includes 90,501 shares that the company repurchased during the three-month period ended December 31, 2015 that were not part of the publicly announced share repurchase authorization. These shares were purchased from employees to satisfy tax withholding requirements on the vesting of restricted shares/units from equity-based awards.
(2)	On June 11, 2014, the company announced that its Board of Directors had authorized the repurchase of up to an additional $500 million of common stock of the company. On June 10, 2015, the company announced that its Board of Directors had authorized the repurchase of up to an additional $500 million of common stock.

Item 6. Selected Financial Data

Set forth below is selected financial data as of the end of and for each of the years ended December 31.

	2015	2014	2013	2012	2011
(dollars and shares in thousands except per share amounts)
Income Statement Data
Net sales(A)	$3,416,000	$3,323,600	$3,049,500	$2,958,100	$2,896,400
Net income(A)(B)(C)(D)(E)	135,400	294,500	689,800	530,100	328,000

Balance Sheet Data
Total assets	$4,942,900	$5,092,600	$5,041,100	$4,151,300	$3,931,400
Working capital(B)(C)(E)	831,400	1,432,500	1,503,900	1,399,600	773,500
Long-term debt(F)	1,147,800	1,401,900	1,405,700	1,409,600	908,700
Total debt(F)	1,398,000	1,479,900	1,405,700	1,409,600	1,213,200
Shareholders’ investment(A)(B)(C)(D)(E)	1,455,300	1,804,900	2,088,200	1,925,700	1,771,200

Common Stock Data
Basic earnings per share available to common shareholders(A)(B)(C)(D)(E)	$1.80	$3.83	$8.54	$6.24	$3.75
Diluted earnings per share available to common shareholders(A)(B)(C)(D)(E)	1.77	3.76	8.39	6.16	3.69
Cash dividends paid per share	0.92	0.86	0.82	0.78	0.74
Shareholders’ investment per share(A)(B)(C)(D)(E)	19.64	23.87	26.33	23.12	20.64
Weighted average common shares outstanding	74,100	75,600	79,300	83,300	85,800
Shareholders of record	3,044	3,266	3,393	3,596	3,869

Supplementary Data
Return on shareholders’ investment(A)(B)(C)(D)(E)	8.3%	15.1%	34.4%	28.7%	19.3%
Net income/net sales(A)(B)(C)(D)(E)	4.0%	8.9%	22.6%	17.9%	11.3%
Days – accounts receivable	46.0	47.2	54.5	56.8	58.5
Days – inventory	114.5	107.6	107.4	105.1	104.7
Total debt/total capitalization(A)(B)(C)(D)(E)(F)	49.0%	45.1%	40.2%	42.3%	40.7%
Interest expense(F)	$44,900	$44,800	$45,000	$39,600	$36,400
Research and development expense	259,200	302,000	295,700	203,200	185,400
Number of employees	14,900	13,900	13,000	12,200	12,100
Net sales per employee	$229.3	$239.1	$234.6	$242.5	$239.4
Net income per employee(A)(B)(C)(D)(E)	9.1	21.2	53.1	43.5	27.1

(A)	Amounts for 2015 and 2014 include the impact of revenue related to royalty payments received from Gore. See Note 10 of the notes to consolidated financial statements.
(B)

Amounts for 2015 and 2013 include the impact of estimated costs for product liability matters, net of recoveries, other litigation matters, and the Gore Proceeds. See Note 10 of the notes to consolidated financial statements.

(C)	Amounts for 2014 include the impact of estimated costs for product liability matters, net of recoveries. See Note 10 of the notes to consolidated financial statements.
(D)	Amounts for 2013 reflect the gain on sale of the company’s electrophysiology division. See Note 2 of the notes to consolidated financial statements.
(E)	Amounts for 2011 include the impact of certain legal settlements.
(F)	Amounts for 2012 through 2015 include the impact of a 2012 debt offering.

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

The company’s earnings are driven by its ability to continue to generate sales of its products and improve operating efficiency. Bard’s ability to increase sales over time depends upon its success in developing, acquiring and marketing differentiated products that meet the needs of clinicians and their patients. In 2015, the company’s research and development (“R&D”) expense as a percentage of net sales was 7.6%. The company also makes selective acquisitions of businesses, products and technologies, generally focusing on small-to-medium sized transactions to provide ongoing growth opportunities. In addition, the company may, from time-to-time, consider acquisitions of larger, established companies. The company may also periodically divest lines of business in which it is not able to reasonably attain or maintain a leadership position in the market or for other strategic reasons. The company spent $98.3 million in 2015, including acquired in-process R&D (“IPR&D”), for the acquisition of businesses, products and technologies.

Acquisitions, Legal and Other Developments

Acquisitions

On January 21, 2016, the company acquired all of the outstanding shares of Liberator Medical Holdings, Inc. (“Liberator”), a publicly-held direct-to-consumer distributor of urological catheters, ostomy supplies, mastectomy fashions and diabetic medical supplies for approximately $181 million. This acquisition is expected to enhance the company’s position in the home healthcare market in the United States. The purchase of Liberator was funded primarily with short-term borrowings.

On December 3, 2015, the company, through a wholly-owned foreign subsidiary, acquired all of the outstanding shares of Embo Medical Limited (“Embo”), a privately-held company headquartered in Galway, Ireland, specializing in the development of peripheral embolization devices. The total purchase consideration included an up-front cash payment of $21.0 million and the fair value of future contingent consideration of up to $22.5 million. The acquisition will be recognized in the first quarter of 2016 for this foreign subsidiary. The purchase of Embo was funded by available cash on hand.

On November 2, 2015, the company acquired Kobayashi Pharmaceutical Co., Ltd.’s (“Kobayashi”) 50% ownership share in Medicon, Inc. (“Medicon”), through a share redemption (the “Medicon Acquisition”). Medicon was a joint venture company equally-owned by the company and Kobayashi and was a distributor of Bard’s products in Japan. As a result of the Medicon Acquisition, the company now owns 100% of the outstanding shares of Medicon. The acquisition provides the company with greater control over its operations in

Japan. The total consideration of $138.0 million, denominated in Japanese Yen, included an up-front cash payment of approximately $24.9 million at closing; the present value of future payments totaling approximately $65.8 million; as well as the settlement of an accounts receivable balance due from Medicon of $42.0 million; and the fair value of an off-market supply contract of $5.3 million. The future payments will be paid in Japanese Yen over a 10 year period, subject to exchange rate fluctuations. In addition, the company recorded an expense of $49.6 million ($33.5 million after tax) to other (income) expense, net, related to the settlement of a pre-existing contractual relationship, which included a management fee provision. In connection with the fair value measurement of the company’s existing 50% ownership share in Medicon, the company also recorded a gain of $25.5 million to other (income) expense, net.

On July 1, 2015, the company acquired all of the outstanding shares of Vascular Pathways, Inc. (“VPI”), a privately-held developer and supplier of vascular access devices. The total purchase consideration of $81.5 million included the fair value of future contingent consideration of up to $15 million based on specific revenue-based and manufacturing-related milestones.

For more information on acquisitions, see Note 2 of the notes to consolidated financial statements.

Legal Developments

In connection with the company’s ongoing suit against W. L. Gore & Associates, Inc. (“Gore”) for infringing Bard’s patent number 6,436,135 (the “135 patent”), the company filed a motion to execute on the judgment on the issue of willfulness, which was granted by the U.S. District Court for the District of Arizona on April 23, 2015. On May 1, 2015, Gore paid the company $210.5 million in cash, representing the total amount of the enhanced damages awarded by this District Court due to Gore’s willfulness and an audit adjustment related to the payment of royalties through September 30, 2013. Amounts received from Gore in May 2015 and previously in November 2013 are referred to as the “Gore Proceeds”. In the second quarter of 2015, the company recorded a gain of $210.5 million ($131.7 million after tax) to other (income) expense, net, based on this District Court’s April 23, 2015 ruling and the company’s receipt of the May 2015 portion of the Gore Proceeds. On October 5, 2015, the U.S. Supreme Court denied Gore’s petition for a writ of certiorari for review of the decision that the 135 patent was infringed and their decision is final and non-appealable.

During 2015, the company recorded additional charges related to product liability matters, net of estimated recoveries to other (income) expense, net, of approximately $578.0 million ($553.0 million after tax).

For more information on legal matters, see Note 10 of the notes to consolidated financial statements.

Medical Device Excise Tax

Beginning in 2013, the medical device industry was required to subsidize healthcare reform in the form of a 2.3% excise tax on United States sales of most medical devices. In December 2015, as part of the Omnibus Appropriations Act, collection of the medical device excise tax was suspended for 2016 and 2017. During 2015, the company recorded to marketing, selling and administrative expense an excise tax of $26.9 million.

Results of Operations

Net Sales

Bard’s 2015 consolidated net sales increased 3% on a reported basis (6% on a constant currency basis) over 2014 consolidated net sales. Bard’s 2014 consolidated net sales increased 9% on both a reported basis and constant currency basis over 2013 consolidated net sales. Net sales “on a constant currency basis” is a non-GAAP measure and should not be viewed as a replacement of GAAP results. See “Management’s Use of Non-GAAP Measures” below. Price changes had the effect of decreasing consolidated net sales by approximately 110 basis points for both 2015 and 2014 compared to the prior years. The strengthening of the U.S. dollar, a trend that may continue, had the effect of decreasing consolidated net sales for 2015 by approximately three percentage points compared to the prior year. Exchange rate fluctuations had a nominal impact on consolidated net sales for 2014 compared to the prior year. The primary exchange rate movement that impacts net sales is the movement of the Euro compared to the U.S. dollar. The impact of exchange rate movements on net sales is not indicative of the impact on net earnings due to the offsetting impact of exchange rate movements on operating costs and expenses, costs incurred in other currencies and the company’s hedging activities.

Bard’s 2015 United States net sales of $2,378.4 million increased 5% compared to $2,263.5 million in 2014. Bard’s 2015 international net sales of $1,037.6 million decreased 2% on a reported basis (increased 8% on a constant currency basis) compared to $1,060.1 million in 2014. Bard’s 2014 United States net sales increased 12% compared to $2,014.1 million in 2013. Bard’s 2014 international net sales increased 2% on a reported basis (3% on a constant currency basis) compared to $1,035.4 million in 2013.

Presented below is a summary of consolidated net sales by product group category.

Product Group Summary of Net Sales

	For the Years Ended December 31,
	2015	2014	Change	Constant Currency	2013	Change	Constant Currency
(dollars in millions)
Vascular	$970.3	$928.3	5%	9%	$830.0	12%	12%
Urology	845.0	835.9	1%	4%	776.6	8%	8%
Oncology	936.9	910.9	3%	6%	857.1	6%	7%
Surgical Specialties	572.3	555.1	3%	6%	499.0	11%	12%
Other	91.5	93.4	(2)%	—	86.8	8%	7%

Total net sales	$3,416.0	$3,323.6	3%	6%	$3,049.5	9%	9%

Vascular Products - Bard markets a wide range of products for the peripheral vascular market, including endovascular products, and vascular graft products. Also included within vascular products are royalty payments from Gore. In November 2013, Bard sold certain assets and liabilities of its electrophysiology division (the “EP Sale”) to Boston Scientific Corporation, retaining only the guidewire and temporary pacing electrode product lines. Consolidated net sales of vascular products in 2015 increased 5% on a reported basis (9% on a constant currency basis) compared to the prior year. This increase was primarily due to growth in sales of endovascular products. United States net sales of vascular products in 2015 increased 7% compared to the prior year. International net sales of vascular products in 2015 were flat on a reported basis (increased 13% on a constant currency basis) compared to the prior year. Consolidated net sales of vascular products in 2014 increased 12% on both a reported basis and constant currency basis compared to the prior year. This increase includes growth of 18 percentage points on a reported basis (19 percentage points on a constant currency basis) due to royalty payments from Gore, and a decrease of 12 percentage points on both a reported basis and constant currency basis related to the divested electrophysiology products as a result of the EP Sale. United States net sales of vascular products in 2014 increased 34% compared to the prior year primarily due to royalty payments from Gore. International net sales in 2014 decreased 13% on a reported basis (14% on a constant currency basis) compared to the prior year. The decrease in international net sales in 2014 was primarily due to divested electrophysiology products as a result of the EP Sale and was partially offset by an increase in sales of endovascular products.

Consolidated net sales of endovascular products in 2015 increased 6% on a reported basis (10% on a constant currency basis) compared to the prior year. Net sales in this product line were favorably impacted by growth in sales of percutaneous transluminal angioplasty (“PTA”) balloon catheters, including drug-coated PTA balloon catheters, and biopsy products, and were partially offset by a decline in sales of stents, a trend that may continue. Consolidated net sales of endovascular products in 2014 increased 28% on both a reported basis and constant currency basis compared to the prior year. This increase includes growth of 24 percentage points on both a reported basis and constant currency basis due to royalty payments from Gore. Net sales in 2014 were also favorably impacted by growth in sales of PTA balloon catheters, including drug-coated PTA balloon catheters, and biopsy products, and were partially offset by a decline in sales of stents.

Consolidated net sales of vascular graft products in 2015 decreased 6% on a reported basis (flat on a constant currency basis) compared to the prior year. Declining sales of peripheral vascular grafts contributed to the decrease in 2015. Consolidated net sales of vascular graft products in 2014 decreased 3% on both a reported basis and constant currency basis compared to the prior year. Declining sales of peripheral vascular grafts and dialysis access grafts were the primary contributors to the decrease in 2014.

Urology Products - Bard markets a wide range of products for the urology market, including basic urology drainage products, fecal and urinary continence products and urological specialty products. Bard also markets StatLock® catheter stabilization products, which are used to secure many types of catheters sold by Bard and other companies, as well as Targeted Temperature Management™ products, which are used for therapeutic hypothermia. In 2015, consolidated net sales of urology products increased 1% on a reported basis (4% on a constant currency basis) compared to the prior year. This increase was primarily due to growth in sales of basic drainage products and Targeted Temperature Management™ products and was partially offset by declines in sales of surgical continence products, a trend that may continue, and urological specialty products. United States net sales of urology products in 2015 increased 4% compared to the prior year. International net sales in 2015 decreased 5% on a reported basis (increased 3% on a constant currency basis) compared to the prior year. International net sales for 2015 reflected declines in sales of basic drainage products, continence products and urological specialty products. Consolidated net sales of urology products in 2014 increased 8% on both a reported basis and constant currency basis compared to the prior year. This includes 7 percentage points of growth on both a reported basis and constant currency basis from the addition of the Rochester Medical Corporation (“Rochester Medical”) products acquired in November 2013 and growth in sales of basic drainage products and Targeted Temperature Management™ products. These increases were partially offset by declines in sales of surgical continence products and StatLock® catheter stabilization products. United States net sales of urology products in 2014 increased 5% compared to the prior year. International net sales in 2014 increased 12% on both a reported basis and constant currency basis compared to the prior year.

Consolidated net sales of basic drainage products in 2015 increased 2% on a reported basis (4% on a constant currency basis) compared to the prior year. Consolidated net sales of basic drainage products in 2014 increased 7% on both a reported basis and constant currency basis compared to the prior year primarily due to sales of the Rochester Medical products.

Consolidated net sales of urological specialty products in 2015 decreased 4% on a reported basis (increased 1% on a constant currency basis) compared to the prior year primarily due to declines in sales of brachytherapy products. Consolidated net sales of urological specialty products in 2014 increased 5% on both a reported basis and constant currency basis compared to the prior year. This increase was primarily due to sales of the Rochester Medical products and was partially offset by a decline in sales of brachytherapy products. The brachytherapy market has been losing procedural share to alternative therapies, a trend that may continue.

Consolidated net sales of continence products in 2015 decreased 4% on a reported basis (increased 2% on a constant currency basis) compared to the prior year. This decrease was primarily due to declines in sales of surgical continence products, a trend that may continue, and was partially offset by an increase in sales of continence care products. Consolidated net sales of continence products in 2014 increased 33% on both a reported basis and constant currency basis compared to the prior year primarily due to sales of the Rochester Medical products. Net sales in 2014 were also impacted by a decline in sales of surgical continence products.

Consolidated net sales of the StatLock® catheter stabilization product line in 2015 decreased 2% on a reported basis (flat on a constant currency basis) compared to the prior year. Consolidated net sales of the StatLock® catheter stabilization product line in 2014 decreased 2% on both a reported basis and constant currency basis compared to the prior year.

Oncology Products - Bard’s oncology business includes specialty vascular access products and enteral feeding devices. Specialty vascular access products include peripherally inserted central catheters (“PICCs”) used for intermediate to long-term central venous access, specialty access ports and accessories (“Ports”) used most commonly for chemotherapy, dialysis access catheters and vascular access ultrasound devices which help facilitate the placement of PICCs. In 2015, consolidated net sales of oncology products increased 3% on a reported basis (6% on a constant currency basis) compared to the prior year. The increase in consolidated net sales for 2015 was primarily due to growth in sales of PICCs and was partially offset by declines in sales of Ports. United States net sales of oncology products in 2015 increased 3% compared to the prior year. International net sales in 2015 increased 2% on a reported basis (13% on a constant currency basis) compared to the prior year. Consolidated net sales of oncology products in 2014 increased 6% on a reported basis (7% on a constant currency basis) compared to the prior year. The increase in consolidated net sales for 2014 was primarily due to growth in sales of PICCs, dialysis access catheters and Ports. United States net sales of oncology products in 2014 increased 5% compared to the prior year. International net sales in 2014 increased 9% on a reported basis (10% on a constant currency basis) compared to the prior year.

Consolidated net sales of PICCs in 2015 increased 8% on a reported basis (11% on a constant currency basis) compared to the prior year. Consolidated net sales of PICCs in 2014 increased 10% on both a reported basis and constant currency basis compared to the prior year.

Consolidated net sales of Ports in 2015 decreased 6% on a reported basis (3% on a constant currency basis) compared to the prior year. Consolidated net sales of Ports in 2014 increased 3% on both a reported basis and constant currency basis.

Consolidated net sales of dialysis access catheters in 2015 increased 5% on a reported basis (9% on a constant currency basis) compared to the prior year. Consolidated net sales of vascular access ultrasound devices in 2015 increased 5% on a reported basis (8% on a constant currency basis) compared to the prior year. Consolidated net sales of dialysis access catheters in 2014 increased 8% on a reported basis (9% on a constant currency basis) compared to the prior year. Consolidated net sales of vascular access ultrasound devices in 2014 increased 2% on a reported basis (3% on a constant currency basis) compared to the prior year.

Surgical Specialty Products - Surgical specialty products include soft tissue repair products, performance irrigation devices and biosurgery products, including hemostats and sealants. In 2015, consolidated net sales of surgical specialty products increased 3% on a reported basis (6% on a constant currency basis) compared to the prior year. This increase is primarily due to growth in sales of biosurgery products and synthetic hernia repair products and was partially offset by a decline in sales of performance irrigation products, a trend that may continue. United States net sales of surgical specialty products in 2015 increased 7% compared to the prior year. International net sales in 2015 decreased 8% on a reported basis (increased 2% on a constant currency basis) compared to the prior year. International net sales for 2015 reflected declines in sales of synthetic hernia repair products and performance irrigation products and was partially offset by an increase in sales of biosurgery products. In 2014, consolidated net sales of surgical specialty products increased 11% on a reported basis (12% on a constant currency basis) compared to the prior year. This increase included 8 percentage points of growth on a reported basis (9 percentage points on a constant currency basis) from the addition of the Arista® MHP hemostat (“Arista”) from the acquisition of Medafor, Inc. in October 2013. Net sales in 2014 were also favorably impacted by growth in sales of synthetic hernia repair products and were partially offset by declines in sales of natural tissue hernia repair products, performance irrigation products and hernia fixation products. United States net sales of surgical specialty products in 2014 increased 11% compared to the prior year. This increase was primarily due to sales of Arista and growth in sales of synthetic hernia repair products and was partially offset by declines in sales of natural tissue hernia repair products, performance irrigation products and hernia fixation products. International net sales in 2014 increased 11% on a reported basis (12% on a constant currency basis) compared to the prior year primarily due to growth in sales of synthetic hernia repair products and sales of Arista.

The soft tissue repair product line includes synthetic and natural tissue hernia repair implants, natural tissue breast reconstruction implants, and hernia fixation products. Consolidated net sales of soft tissue repair products in 2015 increased 4% on a reported basis (7% on a constant currency basis) compared to the prior year. Net sales in 2015 were favorably impacted by growth in sales of synthetic hernia repair products and natural tissue hernia repair products. Consolidated net sales of soft tissue repair products in 2014 increased 5% on both a reported basis and constant currency basis compared to the prior year. Net sales in 2014 were favorably impacted by growth in sales of synthetic hernia repair products and were partially offset by declines in sales of natural tissue hernia repair products and hernia fixation products.

Consolidated net sales of biosurgery products in 2015 increased 14% on both a reported basis and constant currency basis compared to the prior year primarily due to growth in sales of hemostats and surgical sealant products. Consolidated net sales of biosurgery products in 2014 increased compared to the prior year primarily due to sales of Arista.

Other Products - The other product group includes irrigation, wound drainage and certain original equipment manufacturers’ products. Consolidated net sales of other products for 2015 decreased 2% on a reported basis (flat on a constant currency basis) compared to the prior year. Consolidated net sales of other products for 2014 increased 8% on a reported basis (7% on a constant currency basis) compared to the prior year. This increase includes 10 percentage points of growth on both a reported basis and constant currency basis from certain Rochester Medical products.

Costs and Expenses

The following is a summary of costs and expenses as a percentage of net sales for the following years ended December 31:

	2015(A)	2014	2013(A)
Cost of goods sold	38.1%	37.9%	39.2%
Marketing, selling and administrative expense	29.6%	29.5%	30.2%
Research and development expense	7.6%	9.1%	9.7%
Interest expense	1.3%	1.3%	1.5%
Other (income) expense, net	13.1%	8.8%	(20.3)%

Total costs and expenses	89.8%	86.6%	60.2%

(A)	Amounts do not add due to rounding.

Cost of goods sold - Cost of goods sold consists principally of the manufacturing and distribution costs of the company’s products. The category also includes royalties paid by the company, amortization of intangible assets and the impact of certain hedging activities. Cost of goods sold as a percentage of net sales for 2015 increased 20 basis points compared to the prior year due to the impact of lower selling prices and exchange rate fluctuations. In addition, incremental amortization of intangible assets primarily related to the Lutonix® drug-coated PTA balloon and intangible assets acquired in 2015 increased cost of goods sold as a percentage of net sales by approximately 40 basis points over the prior year. These increases were partially offset by the reversal of a liability with respect to a certain revenue-based milestone and cost improvements. Cost of goods sold as a percentage of net sales for 2014 decreased 130 basis points compared to the prior year primarily due to the impact of royalty payments received from Gore. Incremental amortization of intangible assets acquired in 2013 and 2014 and amortization of intangible assets related to the Lutonix® drug-coated PTA balloon increased cost of goods sold as a percentage of net sales by approximately 70 basis points over the prior year.

Marketing, selling and administrative expense - Marketing, selling and administrative expense consists principally of the costs associated with the company’s sales and administrative organizations. These costs as a percentage of net sales for 2015 increased 10 basis points compared to the prior year primarily due to related costs from operations acquired in 2015. These costs as a percentage of net sales for 2014 decreased 70 basis points from the prior year primarily due to the impact of royalty payments received from Gore, partially offset by continuing targeted investment spending in this area including in emerging markets, a trend that may continue. In addition, these costs for 2014 included a credit of $3.5 million associated with an agreement reached with the U.S. Internal Revenue Service (“IRS”) during 2014 related to the excise tax paid on U.S. medical device sales in 2013.

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

	2015	2014	2013
(dollars in millions)
Research and development	$254.7	$265.9	$262.3
In-process research and development	4.5	36.1	33.4

Total research and development expense	$259.2	$302.0	$295.7

Research and development expense in 2015 decreased approximately 4% compared to the prior year period. Research and development expense in 2014 increased approximately 1% compared to the prior year period. IPR&D in 2015 and 2014 included charges of $4.5 million and $6.8 million, respectively, related to the impairment of IPR&D projects, primarily due to changes in cash flow assumptions. In addition, IPR&D in 2014 included charges of $26.7 million primarily related to the change in the fair value of the liability for contingent consideration related to the Lutonix, Inc. (“Lutonix”) acquisition, and $2.6 million related to the acquisition of early-stage technology. IPR&D in 2013 included charges of $30.0 million related to the acquisition of early-stage technology and $3.4 million for an impairment charge related to an IPR&D project.

Interest expense - Interest expense in 2015 was $44.9 million as compared with 2014 interest expense of $44.8 million and 2013 interest expense of $45.0 million.

Other (income) expense, net - Other (income) expense, net, was expense of $449.2 million and $290.9 million for 2015 and 2014, respectively, and income of $619.3 million for 2013. Other (income) expense, net, in 2015 included $595.1 million for litigation charges, net, a gain of $210.5 million related to the 2015 portion of the Gore Proceeds, $41.5 million for restructuring and productivity initiatives costs, and net charges of $24.7 million for acquisition-related items consisting of purchase accounting adjustments and integration-related costs. Other (income) expense, net, in 2014 included $288.6 million for litigation charges, net, $11.8 million for restructuring and productivity initiative costs, and a gain on sale of an equity investment of $7.1 million. Other (income) expense, net, in 2013 included income of $894.3 million related to the 2013 portion of the Gore Proceeds and $213.0 million resulting from the gain on the EP Sale, partially offset by expenses of $428.0 million for litigation charges, net, $25.0 million for a contribution to the C. R. Bard Foundation, Inc., $17.5 million for divestiture-related charges, $11.3 million for acquisition-related items consisting of integration-related costs and $6.4 million for asset impairments.

Income Tax Provision

The company’s effective tax rate for 2015 was 61.2% compared to 33.9% in 2014 and 43.2% in 2013. The effective tax rate for 2015 reflected the tax effects of litigation charges, primarily related to product liability claims, which were substantially incurred in a low tax jurisdiction and a gain related to the 2015 portion of the Gore Proceeds, which was incurred in a high tax jurisdiction. See Note 10 of the notes to consolidated financial statements.

The effective tax rate for 2014 reflected the tax effects of litigation charges, primarily related to product liability claims, which were substantially incurred in a low tax jurisdiction and a benefit of $10.9 million related to the completion of IRS examinations for the tax years 2008 through 2010. See Note 10 of the notes to consolidated financial statements.

The effective tax rate for 2013 reflected the tax effects of litigation charges, primarily related to product liability claims, which were substantially incurred in a low tax jurisdiction, and the gains related to the 2013 portion of the Gore Proceeds and the EP Sale, which were incurred in high tax jurisdictions. See Notes 2 and 10 of the notes to consolidated financial statements. In addition, the income tax provision was reduced by approximately $3.7 million in 2013 to recognize the 2012 benefit of the American Taxpayer Relief Act of 2012 which was signed into law on January 2, 2013 and retroactively reinstated the research tax credit.

Net Income and Earnings per Share Available to Common Shareholders

The company reported 2015 net income of $135.4 million, a decrease of 54% from 2014 net income of $294.5 million. The company reported 2015 diluted earnings per share available to common shareholders of $1.77, a decrease of 53% from 2014 diluted earnings per share available to common shareholders of $3.76. Net income in 2015 reflects litigation charges, net, of $568.8 million, or $7.43 per diluted share, the 2015 portion of the Gore Proceeds of $131.7 million, or $1.72 per diluted share, amortization of intangible assets of $79.3 million, or $1.04 per diluted share, restructuring and productivity initiative costs of $29.4 million, or $0.39 per diluted share, net charges from acquisition-related items (primarily consisting of purchase accounting adjustments, integration costs and transaction costs) of $11.1 million, or $0.15 per diluted share, and an asset impairment of $2.8 million, or $0.04 per diluted share.

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

	2015	2014	2013
(dollars in millions)
Cash and cash equivalents	$950.5	$960.1	$1,066.9

Working capital	$831.4	$1,432.5	$1,503.9

Current ratio	1.66/1	3.33/1	3.56/1

Cash and cash equivalents held by the company’s foreign subsidiaries were $881.6 million and $950.9 million at December 31, 2015 and 2014, respectively. It is the company’s intention to permanently reinvest the majority of these funds outside the United States to finance foreign operations, and the company’s plans do not demonstrate a need to repatriate these funds. If these funds are needed for U.S. operations for currently unforeseen circumstances or can no longer be permanently reinvested outside the United States, the company would be required to accrue and pay U.S. taxes on the earnings associated with these funds. In the United States, ongoing operating cash flows and available borrowings under the company’s committed syndicated bank credit facility provide it with sufficient liquidity.

For the years ended December 31, 2015, 2014 and 2013, net cash provided by operating activities was $798.1 million, $660.0 million and $1,123.3 million, respectively. The increase in net cash provided by operating activities in 2015 compared to 2014 is primarily due to the receipt of the 2015 portion of the Gore Proceeds, lower tax payments in 2015 compared to 2014, and higher operational cash flows. These increases were partially offset by settlement payments pursuant to an agreement with Medtronic (see Note 10 of the notes to consolidated financial statements) and higher payments to claimants for certain product liability matters in the current year period. The decrease in net cash provided by operating activities in 2014 compared to 2013 is primarily due to the receipt of the 2013 portion of the Gore Proceeds, partially offset by lower tax payments in 2014 compared to 2013, receipt of Gore royalty payments in 2014 and a settlement payment for a certain legal matter in 2013.

During 2015, the company used $211.4 million in cash for investing activities, $48.1 million more than in 2014. During 2014, the company used $163.3 million in cash for investing activities, $125.0 million less than in 2013. Capital expenditures amounted to $102.9 million, $126.6 million and $69.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. The company spent $98.3 million in 2015, $13.3 million in 2014 and $498.5 million in 2013 for the acquisition of businesses, products and technologies to augment existing product lines. In addition, the company received net proceeds from the sale of financial instruments acquired in the Medicon Acquisition of $21.0 million in 2015. The company received net proceeds from the EP Sale of $267.4 million in 2013. Net cash used in investing activities in 2015 and 2014 reflects an increase of $31.2 million in both years in restricted cash related to payments to qualified settlement funds (“QSFs”) for certain product liability matters. Net cash used in investing activities in 2013 reflects decreases of $8.7 million related to the release of restricted cash from QSFs to claimants pursuant to the settlement of certain product liability matters.

During 2015, 2014 and 2013, the company used $554.1 million, $584.4 million and $663.3 million in cash for financing activities, respectively. Total debt was $1.4 billion and $1.5 billion at December 31, 2015 and 2014, respectively. Total debt to total capitalization was 49%, 45.1% and 40.2% at December 31, 2015, 2014 and 2013, respectively. The company spent approximately $498.7 million to repurchase 2,745,289 shares of common stock in 2015 compared to $659.6 million to repurchase 4,497,427 shares of common stock in 2014 and $738.1 million to repurchase 6,559,195 shares of common stock in 2013. The company paid cash dividends of $69.4 million, $66.2 million and $66.5 million in 2015, 2014 and 2013, respectively. The company made a contingent milestone payment of $100.0 million in 2014 related to the acquisition of Lutonix, of which $70.0 million represented the fair value previously established at the acquisition date and was included in financing activities.

In November 2015, the company amended its $750 million five-year committed syndicated bank credit facility that was scheduled to expire in November 2019. The amendment includes an increase in the aggregate principal amount of credit available under the syndicated bank credit facility to $1.0 billion and extends the commitment termination date until November 2020. The amended credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The facility includes pricing based on the company’s long-term credit ratings and includes a financial covenant that limits the amount of total debt to total capitalization. At December 31, 2015, the company was in compliance with this covenant. There were no commercial paper borrowings outstanding at December 31, 2015. The company had commercial paper borrowings outstanding of $78.0 million at December 31, 2014.

In January 2016, the company redeemed its 2.875% notes due 2016, primarily through the issuance of commercial paper.

Contractual Obligations

Payments due under contractual obligations at December 31, 2015, are as follows:

(dollars in millions)	Total	1 Year	2-3 Years	4-5 Years	5+ Years
Forward contracts	$97.2	$97.2	$—	$—	$—
Long-term debt, including current maturities	1,649.6	290.1	574.4	64.1	721.0
Operating lease obligations	152.7	33.1	46.8	28.1	44.7
Acquisition and related milestones	87.1	23.4	29.8	14.9	19.0
Purchase obligations	415.1	232.5	89.1	42.5	51.0
Legal settlements	516.5	516.5	—	—	—
Other long-term liabilities	145.8	7.8	26.8	17.2	94.0

	$3,064.0	$1,200.6	$766.9	$166.8	$929.7

The table above does not include $22.3 million of the total unrecognized tax benefits for uncertain tax positions and $2.8 million of associated accrued interest. Due to the high degree of uncertainty regarding the timing of potential future cash flows, the company is unable to make a reasonable estimate of the amount and period in which these liabilities might be paid.

Forward contracts - Forward contracts obligate the company for the forward purchase of currencies in which the company has known or anticipated sales or payments.

Long-term debt, including current maturities - Long-term debt, including current maturities, includes expected principal and interest payments, including the effect of an interest rate swap contract.

Operating lease obligations - The company is committed under noncancelable operating leases involving certain facilities and equipment.

Acquisition and related milestones - The company may make payments to third parties when milestones are achieved, such as the achievement of research and development targets, receipt of regulatory approvals or achievement of performance or operational targets under various acquisition and related arrangements. In addition, the company is also required to make annual future payments to Kobayashi, its former joint venture partner, as part of the Medicon Acquisition. The table above excludes amounts for these milestone payments unless the payments are deemed reasonably likely to occur.

Purchase obligations - The company’s business creates a need to enter into commitments with suppliers. These inventory purchase commitments do not exceed the company’s projected requirements over the related terms and are entered into in the normal course of business.

Legal settlements - Estimated amounts recorded to accrued expenses for product liability and other legal matters. The table above does not include non-current accruals for product liability and other legal matters of $657.8 million. Payments and final settlements for certain of these matters are subject to numerous factors and conditions (outside the company’s control) that make timing and ultimate resolution uncertain.

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

Contingencies - The company is subject to various legal proceedings and claims, including, for example, product liability matters, environmental matters, employment disputes, disputes regarding agreements and other commercial disputes, the outcomes of which are not within the company’s complete control and may not be known for extended periods of time. In some cases, the claimants seek damages, as well as other relief, which, if granted, could require significant expenditures. The company records a liability in its consolidated financial statements for damages and/or costs related to claims, settlements and judgments where the company has assessed that the loss is probable and an amount can be reasonably estimated. If the estimate of a probable loss is a range and no amount within the range is more likely, the company accrues the minimum amount of the range. The company records expected recoveries from its product liability insurance carriers or other parties when those recoveries are probable and collectible. Amounts recovered under these arrangements may be less than the stated coverage limits or less than otherwise expected and may not be adequate to cover damages and/or costs. In addition, there is no guarantee that insurers or others will pay claims or that coverage or indemnity will be otherwise available. Legal costs associated with these matters are expensed as incurred. See Note 10 of the notes to consolidated financial statements.

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

IPR&D represents intangible assets acquired in a business combination that are used in research and development activities but have not yet reached technological feasibility. The amount of the purchase price allocated to IPR&D and other intangible assets is generally determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods. The determination of fair value of IPR&D takes into consideration: the project’s stage of completion as of the acquisition date; the timing and cost of R&D work required to complete the project; the risk of a project not achieving commercial feasibility; and estimated future cash flows. Amounts capitalized as IPR&D are subject to an impairment review, using a fair value-based test, until completion or abandonment of a project. Upon successful completion, a separate determination will be made as to the useful life of the asset and amortization will begin. If the project is abandoned, the IPR&D asset will be written off.

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

Pension Plans - The company sponsors pension plans covering certain domestic and foreign employees who meet eligibility requirements. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by the company. The company changed the method to be used in calculating the service and interest cost components of net periodic pension cost for 2016. See Note 12 of the notes to consolidated financial statements. In addition, the company also uses subjective factors, such as withdrawal and mortality rates, to estimate these factors. The actuarial assumptions used by the company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of the participants. A change of plus (minus) 25 basis points in the discount rate assumption, with other assumptions held constant, would have an estimated $1.6 million favorable (unfavorable) impact on the company’s net pension cost. A change of plus (minus) 25 basis points in the expected rate of return on plan assets assumption, with other assumptions held constant, would have an estimated $1.2 million favorable (unfavorable) impact on the company’s net pension cost.

New Accounting Pronouncements Not Yet Adopted

In November 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that simplifies the balance sheet classification of deferred taxes. This update requires all deferred tax assets and liabilities to be reported as non-current in the consolidated balance sheets. This update will be effective as of the beginning of Bard’s 2017 fiscal year. Other than the reclassification to non-current of the short-term deferred tax assets and liabilities recognized in the consolidated balance sheets, this update is not expected to have a material impact on the company’s consolidated financial statements.

In May 2014, the FASB issued a new accounting standard that provides for a comprehensive model to use in the accounting for revenue arising from contracts with customers. Under this standard, revenue will be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued an accounting standard update to defer this standard’s effective date for one year, which will now begin with Bard’s 2018 fiscal year. Early adoption is permitted as of the original effective date beginning with Bard’s 2017 fiscal year. The company continues to assess the new standard, as well as updates to the standard that have been proposed by the FASB, and has not yet determined the impact to the consolidated financial statements. The company intends to adopt the new standard beginning with Bard’s 2018 fiscal year.

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

•	the ability to realize the anticipated benefits of our restructuring activities and productivity initiatives to improve the company’s overall cost structure and improve efficiency.

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

•

changes in tax laws affecting our business, such as the potential for comprehensive tax reform in the United States and proposed legislation in multiple jurisdictions resulting from the adoption of Organisation for Economic Co-operation and Development (OECD) policies;

•	changes in environmental laws or standards affecting our business including, among others, compliance with new labeling standards related to ozone-depleting substances;

•	changes in laws that could require facility upgrades or process changes and could affect production rates and output; and

•	compliance costs and potential penalties and remediation obligations in connection with environmental laws, including regulations regarding air emissions, waste water discharges and solid waste.

Legal disputes, including:

•	disputes over legal proceedings, the outcome of and the timing of final resolution of the suit filed by Gore against the company;

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Bard operates on a global basis and therefore is subject to the exposures that arise from foreign currency exchange rate fluctuations. The company manages these exposures using operational and economic hedges as well as derivative financial instruments. The company’s foreign currency exposures may change over time as changes occur in the company’s international operations. The company’s objective in managing its exposures to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with assets, liabilities, net investments and probable commitments denominated in foreign currencies. In order to reduce the risk of foreign currency exchange rate fluctuations, the company will from time-to-time enter into derivative financial instruments to hedge a portion of its expected foreign currency denominated cash flow from operations. The instruments that the company uses for hedging are forward contracts and options with major financial institutions. The company expects that the changes in fair market value of such contracts will have a high correlation to the price changes in the related hedged cash flow. The principal currencies the company hedges are the Euro, the British Pound, the Mexican Peso, the Canadian Dollar, and the Japanese Yen. Any gains and losses on these hedge contracts are expected to offset changes in the value of the related exposure. Bard’s risk management guidelines prohibit entering into financial instruments for speculative purposes. The company enters into foreign currency transactions only to the extent that foreign currency exposure exists. A sensitivity analysis of changes in the fair value of all foreign exchange derivative contracts at December 31, 2015 indicates that if the U.S. dollar uniformly strengthened by 10% against all currencies, the fair value of these contracts would increase by $5.5 million, and if the U.S. dollar uniformly weakened by 10% against all currencies, the fair value of these contracts would decrease by $0.4 million. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.

The company’s investment portfolio primarily includes cash equivalents for which the market values are not significantly affected by changes in interest rates. The market value of the company’s fixed-rate debt is affected by a change in the medium- to long-term interest rates because the borrowings generally have longer maturities. The market value of the company’s fixed-rate debt including the effect of the related interest rate swap contract effectively converting the 2.875% fixed-rate notes (which matured in January 2016) to floating-rate instruments approximated $1,449.8 million at December 31, 2015. A sensitivity analysis, assuming a 100 basis point increase or decrease in interest rates and assuming that the debt and related swap are held to maturity, indicates that the market value of the debt and related swap would have approximated $1,404.2 million or $1,498.3 million, respectively, at December 31, 2015. The company maintains a forward starting interest rate swap contract which is intended to manage its exposure to interest rate volatility in anticipation of issuing fixed-rate debt. The forward starting swap contract has a notional value of $250 million and a mandatory termination date of May 2016. A sensitivity analysis, assuming a 100 basis point increase in interest rates, indicates that the fair value of the forward starting swap contract would increase by $22.4 million, and assuming a 100 basis point decrease in interest rates, indicates that the fair value of this contract would decrease by $25.0 million at December 31, 2015. For additional discussion of market risk, see Note 6 of the notes to consolidated financial statements.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework, issued in 2013.

Based on its assessment and those criteria, management believes that the company maintained effective internal control over financial reporting as of December 31, 2015.

The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of C. R. Bard, Inc.’s consolidated operations except for the operations of Medicon, Inc., which the company acquired on November 2, 2015. Medicon, Inc.’s operations represent 0.3% of C. R. Bard, Inc.’s consolidated net sales for the year ended December 31, 2015 and assets associated with Medicon, Inc.’s operations represent 2.2% of C. R. Bard, Inc.’s consolidated total assets as of December 31, 2015.

The company’s independent registered public accounting firm has issued an attestation report on the effectiveness of the company’s internal control over financial reporting as of December 31, 2015. That report appears on page II-25.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

C. R. Bard, Inc.:

We have audited the accompanying consolidated balance sheets of C. R. Bard, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ investment, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of C. R. Bard, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of C. R. Bard, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), C. R. Bard, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013, and our report dated February 12, 2016 expressed an unqualified opinion on the effectiveness of C. R. Bard, Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey

February 12, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

C. R. Bard, Inc.:

We have audited C. R. Bard, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. C. R. Bard, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of C. R. Bard, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, C. R. Bard, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.

The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of C. R. Bard, Inc.’s consolidated operations except for the operations of Medicon, Inc., which the company acquired on November 2, 2015. Medicon, Inc.’s operations represent 0.3% of C. R. Bard, Inc.’s consolidated net sales for the year ended December 31, 2015 and assets associated with Medicon, Inc.’s operations represent 2.2% of C. R. Bard, Inc.’s consolidated total assets as of December 31, 2015. Our audit of internal control over financial reporting of C. R. Bard, Inc. also excluded an evaluation of the internal control over financial reporting of Medicon, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of C. R. Bard, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ investment, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 12, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Short Hills, New Jersey

February 12, 2016

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands except per share amounts)

	For the Years Ended December 31,
	2015	2014	2013
Net sales	$3,416,000	$3,323,600	$3,049,500
Costs and expenses:
Cost of goods sold	1,301,200	1,258,600	1,194,400
Marketing, selling and administrative expense	1,012,100	981,500	920,300
Research and development expense	259,200	302,000	295,700
Interest expense	44,900	44,800	45,000
Other (income) expense, net	449,200	290,900	(619,300)

Total costs and expenses	3,066,600	2,877,800	1,836,100

Income from operations before income taxes	349,400	445,800	1,213,400
Income tax provision	214,000	151,300	523,600

Net income	$135,400	$294,500	$689,800

Basic earnings per share available to common shareholders	$1.80	$3.83	$8.54

Diluted earnings per share available to common shareholders	$1.77	$3.76	$8.39

The accompanying notes are an integral part of these consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	For the Years Ended December 31,
	2015	2014	2013
Net income	$135,400	$294,500	$689,800
Other comprehensive income (loss)
Change in derivative instruments designated as cash flow hedges, net of tax	(9,600)	900	700
Foreign currency translation adjustments	(91,100)	(50,400)	14,700
Benefit plan adjustments, net of tax	(18,500)	(18,400)	44,900

Other comprehensive income (loss)	(119,200)	(67,900)	60,300

Comprehensive income	$16,200	$226,600	$750,100

The accompanying notes are an integral part of these consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands except share and per share amounts)

	December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$950,500	$960,100
Restricted cash	80,400	47,500
Accounts receivable, less allowances of $7,500 and $10,100, respectively	445,100	455,200
Inventories	413,700	376,200
Short-term deferred tax assets	123,900	93,300
Other current assets	79,600	114,800

Total current assets	2,093,200	2,047,100

Property, plant and equipment, at cost:
Land	19,500	19,800
Buildings and improvements	304,500	287,600
Machinery and equipment	483,800	440,500

	807,800	747,900
Less accumulated depreciation and amortization	335,400	301,500

Net property, plant and equipment	472,400	446,400
Goodwill	1,140,600	1,091,200
Core and developed technologies, net	744,300	749,100
Other intangible assets, net	274,800	304,800
Deferred tax assets	21,800	11,500
Other assets	195,800	442,500

Total assets	$4,942,900	$5,092,600

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities
Short-term borrowings and current maturities of long-term debt	$250,200	$78,000
Accounts payable	70,700	81,900
Accrued expenses	730,000	287,700
Accrued compensation and benefits	187,900	162,600
Income taxes payable	23,000	4,400

Total current liabilities	1,261,800	614,600

Long-term debt	1,147,800	1,401,900
Other long-term liabilities	936,700	1,125,300
Deferred income taxes	141,300	145,900
Commitments and contingencies

Shareholders’ investment:
Preferred stock, $1 par value, authorized 5,000,000 shares; none issued	—	—
Common stock, $.25 par value, authorized 600,000,000 shares in 2015 and 2014; issued and outstanding 73,697,371 shares in 2015 and 74,893,483 shares in 2014	18,400	18,700
Capital in excess of par value	2,148,400	1,945,300
Accumulated deficit	(503,500)	(70,300)
Accumulated other comprehensive loss	(208,000)	(88,800)

Total shareholders’ investment	1,455,300	1,804,900

Total liabilities and shareholders’ investment	$4,942,900	$5,092,600

The accompanying notes are an integral part of these consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT

(dollars in thousands except share and per share amounts)

	Common Stock		Capital In Excess Of Par Value	Accumulated Deficit / Retained Earnings	Accumulated Other Comp. (Loss) Inc.	Total
	Shares	Amount
Balance at December 31, 2012	81,697,409	$20,400	$1,513,300	$473,200	$(81,200)	$1,925,700
Net income	—	—	—	689,800	—	689,800
Total other comprehensive income					60,300	60,300
Cash dividends declared ($0.83 per share)	—	—	—	(66,400)	—	(66,400)
Issuance of common stock	2,298,049	600	133,600	—	—	134,200
Share-based compensation	—	—	61,500	—	—	61,500
Purchases of common stock	(6,559,195)	(1,600)	—	(736,500)	—	(738,100)
Tax benefit relating to share-based compensation plans	—	—	21,200	—	—	21,200

Balance at December 31, 2013	77,436,263	$19,400	$1,729,600	$360,100	$(20,900)	$2,088,200

Net income	—	—	—	294,500	—	294,500
Total other comprehensive loss					(67,900)	(67,900)
Cash dividends declared ($0.87 per share)	—	—	—	(66,400)	—	(66,400)
Issuance of common stock	1,954,647	400	108,900	—	—	109,300
Share-based compensation	—	—	71,600	—	—	71,600
Purchases of common stock	(4,497,427)	(1,100)	—	(658,500)	—	(659,600)
Tax benefit relating to share-based compensation plans	—	—	35,200	—	—	35,200

Balance at December 31, 2014	74,893,483	$18,700	$1,945,300	$(70,300)	$(88,800)	$1,804,900

Net income	—	—	—	135,400	—	135,400
Total other comprehensive loss					(119,200)	(119,200)
Cash dividends declared ($0.94 per share)	—	—	—	(70,600)	—	(70,600)
Issuance of common stock	1,549,177	400	76,900	—	—	77,300
Share-based compensation	—	—	81,800	—	—	81,800
Purchases of common stock	(2,745,289)	(700)	—	(498,000)	—	(498,700)
Tax benefit relating to share-based compensation plans	—	—	44,400	—	—	44,400

Balance at December 31, 2015	73,697,371	$18,400	$2,148,400	$(503,500)	$(208,000)	$1,455,300

The accompanying notes are an integral part of these consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$135,400	$294,500	$689,800
Adjustments to reconcile net income to net cash provided by operating activities, net of acquired businesses:
Depreciation and amortization	193,100	174,100	146,400
Litigation charges, net	588,000	268,900	423,500
Settlement of pre-existing relationship related to Medicon	49,600	—	—
Gain on previously held ownership share of Medicon	(25,500)	—	—
Restructuring and productivity initiative costs, net of payments	22,500	9,800	(2,100)
Asset impairments	4,500	6,800	12,300
Gain on sale of investment	—	(7,100)	—
Acquired in-process research and development	—	2,600	30,000
Gain on the EP Sale	—	—	(213,000)
Deferred income taxes	(45,100)	(26,900)	(39,700)
Share-based compensation	81,800	71,400	61,500
Inventory reserves and provision for doubtful accounts	27,400	23,300	22,500
Other items	4,200	4,200	2,900
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(18,000)	21,300	23,500
Inventories	(33,100)	(53,900)	(35,900)
Current liabilities	(217,300)	(35,000)	(77,300)
Taxes	22,600	(105,500)	76,500
Other, net	8,000	11,500	2,400

Net cash provided by operating activities	798,100	660,000	1,123,300

Cash flows from investing activities:
Capital expenditures	(102,900)	(126,600)	(69,100)
Change in restricted cash	(31,200)	(31,200)	8,700
Payments made for purchases of businesses, net of cash acquired	(97,400)	—	(464,600)
Payments made for intangibles	(900)	(13,300)	(33,900)
Proceeds from sale of financial instruments and other investments	21,000	7,100	—
Proceeds from the EP Sale, net	—	—	267,400
Other	—	700	3,200

Net cash used in investing activities	(211,400)	(163,300)	(288,300)

Cash flows from financing activities:
Change in short-term borrowings, net	(78,000)	78,000	—
Payments of long-term debt	(4,000)	—	—
Proceeds from exercises under share-based compensation plans, net	58,700	98,400	122,000
Excess tax benefit relating to share-based compensation plans	44,200	35,200	20,500
Purchases of common stock	(498,700)	(659,600)	(738,100)
Dividends paid	(69,400)	(66,200)	(66,500)
Payments of contingent consideration	(6,900)	(70,200)	(700)
Other	—	—	(500)

Net cash used in financing activities	(554,100)	(584,400)	(663,300)

Effect of exchange rate changes on cash and cash equivalents	(42,200)	(19,100)	(1,100)
(Decrease) increase in cash and cash equivalents during the year	(9,600)	(106,800)	170,600

Balance at January 1	960,100	1,066,900	896,300

Balance at December 31	$950,500	$960,100	$1,066,900

Supplemental cash flow information
Cash paid for:
Interest	$42,800	$42,700	$41,600
Income taxes	192,300	248,500	466,300
Non-cash transactions:
Dividends declared, not paid	$18,000	$16,800	$16,600
Purchases of businesses and related costs	69,000	3,000	17,200

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

Consolidation - The consolidated financial statements include the accounts of C. R. Bard, Inc. and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The accounts of most foreign subsidiaries are consolidated as of November 30. No events occurred related to these foreign subsidiaries during the months of December 2015, 2014 or 2013 that materially affected the financial position or results of operations of the company. The company has no material interests in variable interest entities and none that require consolidation.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Advertising Costs - Costs related to advertising are expensed as incurred. Advertising expense was $4.8 million, $4.4 million and $3.2 million in 2015, 2014 and 2013, respectively, and is included in marketing, selling and administrative expense.

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

Cash Equivalents - Cash equivalents consist of highly liquid investments purchased with an original maturity of three months or less and amounted to $615.4 million and $793.7 million at December 31, 2015 and 2014, respectively.

Accounts Receivable - In addition to trade receivables, accounts receivable included $20.7 million and $39.6 million of non-trade receivables at December 31, 2015 and 2014, respectively.

Inventories - Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Depreciation - Depreciation is provided over the estimated useful lives of depreciable assets using the straight-line method. The estimated useful lives primarily range from three to 40 years for buildings and improvements and three to 20 years for machinery and equipment. Depreciation expense was $62.3 million, $56.8 million and $51.1 million in 2015, 2014 and 2013, respectively.

Software Capitalization and Amortization - Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line method over an estimated useful life of five to seven years. Capitalized software costs are included in machinery and equipment. The company capitalizes certain costs associated with internal-use software such as the payroll costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internal-use software are expensed during the design phase until the point at which the project has reached the application development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The company capitalized $17.1 million, $21.2 million and $16.3 million of

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

internal-use software for the years ended December 31, 2015, 2014 and 2013, respectively. Amortization expense for capitalized software was $11.3 million, $8.5 million and $5.8 million in 2015, 2014 and 2013, respectively.

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

Treasury Stock - The company accounts for treasury stock purchases as retirements by reducing retained earnings for the cost of the repurchase. Issuances of previously repurchased shares are accounted for as new issuances. There were 43.1 million and 41.8 million of previously repurchased shares at December 31, 2015 and 2014, respectively.

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

The company’s objective in managing its exposures to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with future intercompany receivables and payables denominated in foreign currencies. These risks are managed using derivative instruments, mainly through forward currency and option contracts. The company does not utilize derivative instruments for trading or speculative purposes. None of these

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

derivative instruments extend beyond December 2016. All of these derivative instruments are designated and qualify as cash flow hedges. The effective portion of the changes in fair value of the derivative instruments’ gains or losses are reported as a component of accumulated other comprehensive loss and reclassified into earnings on the same line item associated with the forecasted transaction and in the same period or periods when the forecasted transaction affects earnings. At December 31, 2015, all of these derivative instruments were highly effective hedging instruments because they were denominated in the same currency as the hedged item and because the maturities of the derivative instruments matched the timing of the hedged items.

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

The company may use interest rate swap contracts to manage its net exposure to interest rates on its long-term debt. Under its interest rate swap contract, the company exchanged, at specified intervals, the difference between fixed and floating interest rates calculated by reference to a notional principal amount of these notes. The company’s swap contract was designated and qualified as a fair value hedge. Changes in the fair value of the swap contract offset changes in the fair value of the fixed rate debt due to changes in market interest rates. The company’s interest rate swap contract was terminated concurrent with the maturity of the underlying notes in January 2016.

When applicable, the company may use forward starting interest rate swap contracts which are intended to manage its exposure to interest rate volatility in anticipation of issuing fixed-rate debt. The company’s swap contract is designated and qualifies as a cash flow hedge. The effective portion of the changes in fair value are reported as a component of accumulated other comprehensive loss and are then reclassified into interest expense over the term of the related debt beginning in the period in which the planned debt issuance occurs and the related forward starting swap contract is terminated.

New Accounting Pronouncements Not Yet Adopted – In November 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that simplifies the balance sheet classification of deferred taxes. This update requires all deferred tax assets and liabilities to be reported as non-current in the consolidated balance sheets. This update will be effective as of the beginning of Bard’s 2017 fiscal year. Other than the reclassification to non-current of the short-term deferred tax assets and liabilities recognized in the consolidated balance sheets, this update is not expected to have a material impact on the company’s consolidated financial statements.

In May 2014, the FASB issued a new accounting standard that provides for a comprehensive model to use in the accounting for revenue arising from contracts with customers. Under this standard, revenue will be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued an accounting standards update to defer this standard’s effective date for one year, which will now begin with Bard’s 2018 fiscal year. Early adoption is permitted as of the original effective date beginning with Bard’s 2017 fiscal year. The company continues to assess the new standard, as well as updates to the standard that have been proposed by the FASB, and has not yet determined the impact to the consolidated financial statements. The company intends to adopt the new standard beginning with Bard’s 2018 fiscal year.

2. Acquisitions and Divestiture

The company acquires businesses, products and technologies to augment its existing product lines and from time-to-time may divest businesses or product lines for strategic reasons. Unaudited pro forma financial

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

information has not been presented because the effects of acquisitions were not material on either an individual or aggregate basis.

Acquisitions

On January 21, 2016, the company acquired all of the outstanding shares of Liberator Medical Holdings, Inc. (“Liberator”), a publicly-held direct-to-consumer distributor of urological catheters, ostomy supplies, mastectomy fashions and diabetic medical supplies for approximately $181 million. This acquisition is expected to enhance the company’s position in the home healthcare market in the United States. The company has not yet completed the initial purchase accounting due to the timing of this acquisition.

On December 3, 2015, the company, through a wholly-owned foreign subsidiary, acquired all of the outstanding shares of Embo Medical Limited (“Embo”), a privately-held company headquartered in Galway, Ireland, specializing in the development of peripheral embolization devices. The total purchase consideration included an up-front cash payment of $21.0 million and the fair value of future contingent consideration of up to $22.5 million. The acquisition will be recognized in the first quarter of 2016 for this foreign subsidiary. The company has not yet completed the initial purchase accounting due to the timing of this acquisition.

On November 2, 2015, the company acquired Kobayashi Pharmaceutical Co., Ltd.’s (“Kobayashi”) 50% ownership share in Medicon, Inc. (“Medicon”), through a share redemption (the “Medicon Acquisition”). Medicon was a joint venture company equally-owned by the company and Kobayashi and was a distributor of Bard’s products in Japan. As a result of the Medicon Acquisition, the company now owns 100% of the outstanding shares of Medicon. The acquisition provides the company with greater control over its operations in Japan. The total consideration of $138.0 million, denominated in Japanese Yen, included an up-front cash payment of approximately $24.9 million at closing; the present value of future payments totaling approximately $65.8 million; settlement of an accounts receivable balance due from Medicon of $42.0 million; and the fair value of an off-market supply contract of $5.3 million. The future payments will be paid in Japanese Yen over a 10 year period, subject to exchange rate fluctuations. At December 31, 2015, future payments of $50.3 million were recorded to other long-term liabilities, of which $39.5 million will be paid out by December 31, 2021.

The fair value of the purchase consideration for the Medicon Acquisition was $88.4 million. In addition, the company recorded an expense of $49.6 million ($33.5 million after tax) to other (income) expense, net, related to the settlement of a pre-existing contractual relationship, which included a management fee provision. The settlement amount was calculated as the present value of the differential between the forecasted payments under the pre-existing contract and those of an at-market contract. Immediately prior to the Medicon Acquisition, the fair value of the company’s existing 50% ownership share in Medicon of $46.4 million was determined using the present value of expected future cash flows. In connection with the fair value measurement of this ownership share, the company recorded a gain of $25.5 million to other (income) expense, net.

The Medicon Acquisition was accounted for as a business combination, and the results of operations have been included in the company’s results since the acquisition date. The fair value of the assets acquired and the liabilities assumed results in the recognition of: customer relationships of $13.0 million; other intangible assets of $4.0 million, primarily related to regulatory assets; other net assets of $93.0 million, primarily consisting of inventory, accounts receivable, financial instruments, and pension obligations; and deferred tax liabilities of $8.8 million, primarily associated with intangible assets. An IPR&D asset of $11.9 million was recorded for the ongoing clinical trials required to obtain regulatory approval for certain of Bard’s products in the Japanese health care market. The fair value of the IPR&D asset was determined utilizing the replacement cost method. The excess of the purchase price over fair value of the acquired net assets was recorded as goodwill of $21.7 million. The goodwill recognized includes the value of Medicon’s assembled workforce and expected other cost

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

synergies. A portion of the goodwill is deductible for tax purposes. Customer relationships and other intangibles assets are being amortized over their weighted average estimated useful lives of approximately 12 years and 10 years, respectively. The company incurred acquisition-related transaction costs of $2.4 million, which were expensed to marketing, selling and administrative expense. The company has not yet finalized the purchase accounting, which may be adjusted as further information about conditions existing at the acquisition date become available.

Prior to the Medicon Acquisition, the company accounted for the joint venture under the equity method of accounting. The company recorded sales to Medicon of $139.6 million for the period from January 1, 2015 through November 1, 2015 and $156.3 million for each of the years ended 2014 and 2013. The company eliminated the intercompany profits on sales to Medicon until Medicon sold the company’s products to a third party. The company recorded equity losses of $0.4 million for the period from January 1, 2015 through November 1, 2015 and $0.3 million for the year ended 2014, and equity income of $1.0 million for the year ended 2013. There were no dividends received from Medicon in 2015. The company received dividends from Medicon of $1.5 million and $1.6 million for the years ended December 31, 2014 and 2013, respectively. The company’s investment in Medicon was $21.3 million at December 31, 2014. Included in accounts receivable were trade receivables due from Medicon for purchases of its products of $39.5 million at December 31, 2014.

On July 1, 2015, the company acquired all of the outstanding shares of Vascular Pathways, Inc. (“VPI”), a privately-held developer and supplier of vascular access devices. VPI manufactures the AccuCath® Intravenous Catheter System, a United States Food and Drug Administration cleared device that enables rapid and safe peripheral intravenous (“PIV”) insertion. This acquisition allows the company to expand its wire-assist PIV technology platform to address unmet clinical needs and will supplement its intellectual property portfolio for wire-assist vascular access devices. The total purchase consideration of $81.5 million included the fair value of future contingent consideration of up to $15 million, which is based on specific revenue-based and manufacturing-related milestones. The fair value of the future contingent consideration was determined by utilizing a probability weighted cash flow estimate adjusted for the expected timing of the payment and was not material as of the acquisition date. The acquisition was accounted for as a business combination, and the results of operations have been included in the company’s results since the acquisition date. The fair value of the assets acquired and the liabilities assumed results in the recognition of: developed technologies of $65.0 million; deferred tax liabilities of $24.8 million, primarily associated with intangible assets; deferred tax assets of $9.9 million, consisting primarily of net operating loss carryforwards; and other net liabilities of $11.0 million. The excess of the purchase price over fair value of the acquired net assets was recorded as goodwill of $42.4 million. The goodwill recognized includes the value of future product applications for wire-assist vascular access devices that did not meet the criteria for separate recognition of IPR&D and provides for call point synergies within the company’s sales organization. The goodwill is not deductible for tax purposes. Developed technologies are being amortized over their estimated useful lives of approximately 12 years. The company incurred acquisition-related transaction costs of $2.2 million, of which $1.2 million were expensed to marketing, selling and administrative expense and $1.0 million were expensed to research and development expense. The company has not yet finalized the purchase accounting, which may be adjusted as further information about conditions existing at the acquisition date become available.

On November 14, 2013, the company acquired all of the outstanding shares of Rochester Medical Corporation (“Rochester Medical”), a publicly-held developer and supplier of silicone urinary incontinence and urine drainage products, for a purchase price of $262.3 million. Rochester Medical’s products expanded Bard’s global urology product portfolio and included an intermittent self catheter product line as well as other products used to treat male urinary incontinence. The acquisition was accounted for as a business combination, and the results of operations have been included in the company’s results since the acquisition date. The fair value of the assets acquired and the liabilities assumed resulted in the recognition of: developed technologies of $145.1 million; other intangible assets

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of $26.8 million, primarily consisting of a license; deferred tax liabilities of $63.1 million, primarily associated with intangible assets; cash of $26.0 million; property, plant and equipment of $21.7 million; deferred tax assets of $9.4 million, consisting primarily of net operating loss carryforwards; and other net assets of $4.7 million. An IPR&D asset of $7.6 million was also recorded for the development of compact intermittent catheters. The fair value of the IPR&D asset was determined based upon the present value of expected future cash flows adjusted for the probability of technological and commercial risk, utilizing a risk-adjusted discount rate of 14%. The excess of the purchase price over fair value of the acquired net assets was recorded as goodwill of $84.1 million. The goodwill recognized includes the value of future applications for expanding the homecare urological product portfolio that did not meet the criteria for separate recognition of IPR&D. Additionally, synergies are expected to result from the alignment of sales call points within the company’s sales organization. The goodwill is not deductible for tax purposes. Developed technologies and other intangible assets are being amortized over their weighted average estimated useful lives of approximately 14 years. The company incurred acquisition-related transaction costs of $1.9 million, which were expensed to marketing, selling and administrative expense. In connection with this acquisition, the company recorded a charge of $7.1 million ($4.6 million after tax) to other (income) expense, net, associated with severance-related integration costs. At December 31, 2015, the remaining liability for these costs is $0.8 million.

On October 1, 2013, the company acquired all of the outstanding shares of Medafor, Inc. (“Medafor”), a privately-held developer and supplier of plant-based hemostatic agents. Medafor’s Arista® AH hemostat product provides an alternative to other commercially available hemostats, complement Bard’s Progel® surgical sealant technology and allow the company to expand its presence in the global surgical hemostat market. The total purchase consideration of $206.3 million included the fair value of future contingent consideration of up to $80 million, which is based on specific revenue-based milestones through June 30, 2015. The fair value of the future contingent consideration was determined by utilizing a probability weighted cash flow estimate adjusted for the expected amount and timing of the payment and was not material as of the acquisition date. The acquisition was accounted for as a business combination, and the results of operations have been included in the company’s results since the acquisition date. The fair value of the assets acquired and the liabilities assumed resulted in the recognition of: developed technologies of $85.6 million; deferred tax liabilities of $61.4 million, primarily associated with intangible assets; deferred tax assets of $10.9 million, consisting primarily of net operating loss carryforwards; and other net assets of $11.3 million. An IPR&D asset of $79.6 million was also recorded for the future development of hemostatic agents using Medafor’s proprietary technology. The fair value of the IPR&D asset was determined based upon the present value of expected future cash flows adjusted for the probability of technological and commercial risk, utilizing a risk-adjusted discount rate of 16%. The excess of the purchase price over fair value of the acquired net assets was recorded as goodwill of $80.3 million. The goodwill recognized includes the value of future applications for projects and products that did not meet the criteria for separate recognition of IPR&D. Additionally, synergies are expected to result from expanding the market for the company’s sealant and hemostat products through its sales organization and customer relationships. The goodwill is not deductible for tax purposes. Developed technologies are being amortized over their estimated useful lives of approximately 10 years. The company incurred acquisition-related transaction costs of $2.2 million, which were expensed to marketing, selling and administrative expense. In connection with this acquisition, the company recorded a charge of $4.1 million ($2.6 million after tax) to other (income) expense, net, associated with integration costs.

On August 29, 2013, the company acquired early-stage technology from 3DT Holdings LLC (“3DT”), providing the company with rights to develop and commercialize a novel technology related to peripherally inserted central catheters. 3DT received an up-front cash payment of $29.5 million and is eligible for a milestone payment of up to $5.0 million based upon regulatory product approval. The company recorded the up-front payment as a research and development expense.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 29, 2013, the company acquired all of the outstanding shares of Loma Vista Medical, Inc., a privately-held company specializing in the development and commercialization of aortic valvuloplasty products, which use noncompliant fiber-based balloon technology. The total purchase consideration of $39.4 million included an up-front cash payment of $32.5 million and the fair value of future contingent consideration of up to $8.0 million. The fair value of the assets acquired resulted in the recognition of: developed technologies of $20.6 million; deferred tax liabilities of $14.8 million, primarily associated with intangible assets; goodwill of $8.6 million; and other net assets of $4.8 million. The goodwill is not deductible for tax purposes. An IPR&D asset of $20.2 million was recorded for the development of a next generation valvuloplasty product. The fair value of the IPR&D asset was determined based upon the present value of expected future cash flows adjusted for the probability of technological and commercial risk, utilizing a risk-adjusted discount rate of 27%.

On October 10, 2014, the company announced the United States Food and Drug Administration’s (“FDA”) approval of the Lutonix® drug-coated PTA balloon for the treatment of vascular disease of the superficial femoral or popliteal arteries. This approval followed a unanimous favorable recommendation from the FDA Circulatory Systems Devices Advisory Panel in June 2014. The FDA’s approval of the Lutonix® drug-coated PTA balloon was supported by results of the LEVANT 2 study, a prospective, randomized, single-blinded, multi-center pivotal investigational device exemption trial that compared the Lutonix® drug-coated PTA balloon to standard balloon angioplasty. Following receipt of regulatory approval, the company launched this product in the United States and made the contingent milestone payment of $100 million in October 2014 related to the acquisition of Lutonix, Inc. in December 2011.

Divestiture

On November 1, 2013, the company closed on the sale of certain assets and liabilities of its electrophysiology division (the “EP Sale”) to Boston Scientific Corporation (“Boston Scientific”) and received net cash proceeds of $267.4 million. The company recorded to other (income) expense, net, a gain on the sale of $213.0 million ($118.5 million after tax). As a result of this transaction, the company derecognized $38.9 million of goodwill, allocated based upon the relative fair value of EP assets. The company recorded divestiture-related charges of $17.5 million ($12.2 million after tax), primarily consisting of severance and other employee termination and consulting costs incurred in connection with the divestiture of EP. Severance costs of $6.7 million ($5.2 million after tax) were incurred during 2013. Substantially all of these costs were cash expenditures paid by the end of 2015.

The company is providing contract manufacturing and other transition services to Boston Scientific for up to five years following the closing date, with limited exceptions. Due to the company’s continuing involvement in the operations of EP, the criteria for reporting the results of EP as a discontinued operation were not met.

3. Asset Impairments

During 2015 and 2014, the company recorded $4.5 million ($2.8 million after tax) and $6.8 million ($4.3 million after tax), respectively, to research and development expense for the impairment of IPR&D projects, primarily due to changes in cash flow assumptions.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Asset impairment charges were measured at fair value using significant unobservable inputs that are categorized as Level 3 under the fair value hierarchy, which is described further in Note 6 of the notes to consolidated financial statements.

4. Income Taxes

The components of income from operations before income taxes for the following years ended December 31 consisted of:

	2015	2014	2013
(dollars in millions)
United States	$550.3	$344.3	$1,291.8
Foreign	(200.9)	101.5	(78.4)

	$349.4	$445.8	$1,213.4

The income tax provision for the following years ended December 31 consisted of:

	2015	2014	2013
(dollars in millions)
Current provision
Federal	$196.8	$130.1	$468.5
Foreign	40.8	32.3	37.2
State	21.5	15.8	57.6

	259.1	178.2	563.3

Deferred (benefit) provision
Federal	(18.3)	(17.8)	(29.9)
Foreign	(26.5)	(3.9)	(3.8)
State	(0.3)	(5.2)	(6.0)

	(45.1)	(26.9)	(39.7)

	$214.0	$151.3	$523.6

Deferred tax assets and deferred tax liabilities at December 31 consisted of:

	2015	2014
(dollars in millions)
Deferred tax assets
Employee benefits	$180.1	$153.6
Inventory	12.2	9.9
Receivables and rebates	29.6	30.0
Accrued expenses	165.2	232.0
Loss carryforwards and credits	81.4	76.5

Gross deferred tax assets	468.5	502.0
Valuation allowance	(51.1)	(43.9)

	417.4	458.1
Deferred tax liabilities
Intangibles	338.8	334.5
Accelerated depreciation	16.3	21.1
Receivables and other	59.0	143.6

	414.1	499.2

	$3.3	$(41.1)

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2015, the company had federal net operating loss carryforwards of $54.5 million, which expire between 2026 and 2034, state net operating loss carryforwards of $400.6 million, which expire between 2016 and 2035, foreign net operating loss carryforwards of $28.3 million, which expire between 2017 and 2024, and foreign net operating loss carryforwards of $14.0 million with an indefinite life. The company also had various tax credits of $11.0 million with an indefinite life and $13.2 million that expire between 2017 and 2033.

The company records valuation allowances to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. The company considers future taxable income and the periods over which it must be earned in assessing the need for valuation allowances. In the event the company determines it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to expense in the period such determination was made. At December 31, 2015, the valuation allowance primarily related to state and foreign net operating loss carryforward and credits, and to certain other state deferred tax assets.

A reconciliation between the effective income tax rate and the federal statutory rate for the following years ended December 31 is:

	2015		2014		2013
Federal statutory rate	35%		35%		35%
State taxes, net of federal benefit	4%		2%		4%
Operations taxed at less than U.S. rate	24	%(A)	(2	)%(A)	5	%(A)
Research and development tax credit	(2)%		(1)%		(1)%

	61%		34%		43%

(A)	Includes the tax effects of litigation charges, net, which consist primarily of product liability claims allocated to a low tax jurisdiction.

The company’s foreign tax incentives consist of incentive tax grants in Malaysia and Puerto Rico. The company’s grant in Malaysia expired during 2015 and the company’s grant in Puerto Rico will expire in 2028. The approximate dollar and per share effects of the Malaysian and Puerto Rican tax grants were as follows:

	2015	2014	2013
(dollars in millions, except per share amounts)
Tax benefit(A)	$2.3	$7.0	$5.2
Per share benefit(A)	$0.03	$0.09	$0.06

(A)	Litigation charges, net reduced the tax benefit recognized from the incentive tax grant in Puerto Rico.

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

	2015	2014
(dollars in millions)
Balance, January 1	$36.1	$58.0
Additions related to prior year tax positions	2.9	7.7
Reductions related to prior year tax positions	(4.8)	(13.9)
Additions for tax positions of the current year	2.1	5.1
Settlements	(12.4)	(18.1)
Lapse of statutes of limitation	(1.6)	(2.7)

Balance, December 31	$22.3	$36.1

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The company operates in multiple taxing jurisdictions and faces audits from various tax authorities regarding transfer pricing, the deductibility of certain expenses, intercompany transactions and other matters. As of December 31, 2015, the liability for unrecognized tax benefits related to federal, state and foreign taxes was $22.3 million (of which $18.8 million would impact the effective tax rate if recognized), plus $2.8 million of accrued interest. As of December 31, 2014, the liability for unrecognized tax benefits was $36.1 million plus $2.9 million of accrued interest. Interest and penalties associated with uncertain tax positions amounted to expense of $0.3 million in 2015, a credit of $0.2 million in 2014, and $1.3 million of expense in 2013.

The company is currently under examination in several tax jurisdictions and remains subject to examination until the statutes of limitation expire. Within specific countries, the company may be subject to audit by various tax authorities, and subsidiaries operating within the country may be subject to different statutes of limitation expiration dates. As of December 31, 2015, a summary of the tax years that remain subject to examination in the company’s major tax jurisdictions are:

United States – federal	2011 and forward
United States – states	2008 and forward
Germany	2011 and forward
Malaysia	2009 and forward
Puerto Rico	2011 and forward
United Kingdom	2014 and forward

In 2014, the company’s income tax provision was reduced by $10.9 million as a result of the completion of U.S. Internal Revenue Service (“IRS”) examinations for the tax years from 2008 through 2010. Depending upon open tax examinations and/or the expiration of applicable statutes of limitation, the company believes that it is reasonably possible that the total amount of unrecognized tax benefits may decrease by up to $8.2 million within the next 12 months.

At December 31, 2015, the company did not provide for income taxes on the undistributed earnings of certain foreign operations of approximately $2.0 billion as it is the company’s intention to permanently reinvest these undistributed earnings outside of the United States. Determination of the amount of unrecognized deferred tax liability related to these permanently reinvested earnings is not practicable.

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

	2015	2014	2013
(dollars and shares in millions)
EPS Numerator:
Net income attributable to common shareholders	$135.4	$294.5	$689.8
Less: Income allocated to participating securities	1.9	4.8	12.5

Net income available to common shareholders	$133.5	$289.7	$677.3

EPS Denominator:
Weighted average common shares outstanding	74.1	75.6	79.3
Dilutive common share equivalents from share-based compensation plans	1.3	1.5	1.4

Weighted average common and common equivalent shares outstanding, assuming dilution	75.4	77.1	80.7

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Financial Instruments

Foreign Exchange Derivative Instruments

The company enters into readily marketable forward and option contracts with financial institutions to help reduce its exposure to foreign currency exchange rate fluctuations. These contracts limit volatility because gains and losses associated with foreign currency exchange rate movements are generally offset by movements in the underlying hedged item. The notional value of the company’s forward currency and option currency contracts was $191.6 million and $191.1 million at December 31, 2015 and 2014, respectively.

Interest Rate Derivative Instruments

The company may use interest rate swap contracts to manage its net exposure to interest rates and to help reduce its overall cost of borrowing on certain long-term debt. The notional value of the company’s outstanding interest rate swap contract was $250 million that effectively converted its 2.875% fixed-rate notes (which matured in January 2016) to a floating-rate instrument. The swap was terminated concurrent with the maturity of the underlying notes.

The company maintains a forward starting interest rate swap contract which is intended to manage its exposure to interest rate volatility in anticipation of issuing fixed-rate debt. The company’s forward swap contract has a notional value of $250 million and a mandatory termination date of May 2016.

The location and fair value of derivative instruments that are designated as hedging instruments recognized in the consolidated balance sheets at December 31, are as follows:

	Balance Sheet Location	Fair Value of Derivatives
Derivatives Designated as Hedging Instruments		2015	2014
(dollars in millions)
Forward currency contracts	Other current assets	$2.9	$1.9
Option currency contracts	Other current assets	3.8	9.3
Interest rate swap contract	Other current assets	0.2	—
Interest rate swap contracts	Other assets	—	4.9

		$6.9	$16.1

Forward currency contracts	Accrued expenses	$6.2	$6.6
Interest rate swap contract	Accrued expenses	8.0	—

		$14.2	$6.6

The location and amounts of gains and losses on derivative instruments designated as cash flow hedges and the impact on shareholders’ investment for the years ended December 31, are as follows:

	Gain/(Loss) Recognized in Other Comprehensive Income (Loss)			Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
(dollars in millions)	2015	2014	2013		2015	2014	2013
Forward currency contracts	$(5.1)	$(4.6)	$4.2	Cost of goods sold	$(2.3)	$1.4	$3.0
Option currency contracts	10.1	6.8	(1.7)	Cost of goods sold	13.4	(2.0)	(1.8)
Interest rate swap contract	(8.2)	0.2	—	Interest expense	—	—	—

	$(3.2)	$2.4	$2.5		$11.1	$(0.6)	$1.2

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2015, the company had losses of approximately $8.7 million in accumulated other comprehensive loss in the consolidated balance sheet that are expected to be reclassified into earnings in 2016.

The location and amounts of gains and losses on the derivative instrument designated as a fair value hedge for the years ended December 31, are as follows:

		(Loss) Recognized on Swap			Gain Recognized on Debt
(dollars in millions)	Income Statement Location	2015	2014	2013	2015	2014	2013
Interest rate swap contract	Interest expense	$(4.5)	$(4.3)	$(4.4)	$4.5	$4.3	$4.4

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

The following table summarizes certain financial instrument assets measured at fair value on a recurring basis at December 31:

	2015	2014
(dollars in millions)
Forward currency contracts	$(3.3)	$(4.7)
Option currency contracts	3.8	9.3
Interest rate swap contracts	(7.8)	4.9

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

The fair value of the liability for contingent consideration related to acquisitions was measured using significant unobservable inputs and is categorized as Level 3 under the fair value hierarchy. The change in the liability for contingent consideration is as follows:

	2015	2014
(dollars in millions)
Balance, January 1	$23.1	$95.7
Purchase price contingent consideration	5.7	3.0
Payments	(8.0)	(100.4)
Change in fair value of contingent consideration	(9.6)	24.8

Balance, December 31	$11.2	$23.1

Financial Instruments Not Measured at Fair Value

There were no commercial paper borrowings outstanding at December 31, 2015. The fair value of commercial paper borrowings of $78.0 million at December 31, 2014 approximated the carrying value.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair value of long-term debt including current maturities and the effect of the related swap contract was $1,449.8 million and $1,481.7 million at December 31, 2015 and 2014, respectively. The fair value was estimated using dealer quotes for similarly-rated debt instruments over the remaining contractual term of the company’s obligation and is categorized as Level 2 under the fair value hierarchy.

The fair value of the future payments for the Medicon Acquisition of $66.0 million at December 31, 2015 approximated the carrying value. The fair value was estimated by discounting the future payments based upon the timing of such payments and is categorized as Level 2 under the fair value hierarchy.

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

Accounts receivable balances include sales to government-supported healthcare systems outside the United States. The company monitors economic conditions and evaluates accounts receivable in certain countries for potential collection risks. Economic conditions and other factors in certain countries, particularly in Spain, Italy, Greece and Portugal, have resulted in, and may continue to result in, an increase in the average length of time that it takes to collect these accounts receivable and may require the company to re-evaluate the collectability of these receivables in future periods. At December 31, 2015, the company’s accounts receivable, net of allowances, from the national healthcare systems and private sector customers in these four countries was $53.8 million, of which $7.1 million was greater than 365 days past due.

Sales to distributors, which supply the company’s products to many end-users, accounted for approximately 35% of the company’s net sales in 2015, and the five largest distributors combined, including the company’s Medicon joint venture for the period of January 1, 2015 through November 1, 2015, accounted for approximately 61% of distributors’ sales in 2015. One large distributor accounted for approximately 9% of the company’s net sales in each of 2015, 2014 and 2013. This distributor represented gross receivables of approximately $45.4 million and $39.5 million as of December 31, 2015 and 2014, respectively.

7. Inventories

Inventories at December 31 consisted of:

	2015	2014
(dollars in millions)
Finished goods	$252.3	$225.4
Work in process	23.8	23.5
Raw materials	137.6	127.3

	$413.7	$376.2

Consigned inventory was $53.2 million and $48.6 million at December 31, 2015 and 2014, respectively.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Other Intangible Assets

Other intangible assets at December 31 consisted of:

	2015		2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(dollars in millions)
Core and developed technologies	$1,161.6	$(417.3)	$1,082.5	$(333.4)
Customer relationships	150.1	(70.3)	138.9	(58.7)
In-process research and development(A)	115.7	—	132.9	—
Other intangibles	184.9	(105.6)	183.6	(91.9)

	$1,612.3	$(593.2)	$1,537.9	$(484.0)

(A)	See Note 3 of the notes to consolidated financial statements for further discussion of IPR&D impairment charges.

Amounts capitalized as IPR&D are accounted for as indefinite-lived intangible assets until completion or abandonment of the project.

Amortization expense was $119.5 million, $108.8 million and $89.5 million 2015, 2014 and 2013, respectively. The estimated amortization expense for the years 2016 through 2020 based on the company’s amortizable intangible assets as of December 31, 2015 is as follows: 2016 - $120.7 million; 2017 - $117.6 million; 2018 - $113.7 million; 2019 - $109.3 million; and 2020 - $97.0 million.

9. Debt

Long-term debt including current maturities at December 31 consisted of:

	2015	2014
(dollars in millions)
1.375% notes due 2018	$499.8	$499.6
4.40% notes due 2021	498.2	497.9
2.875% notes due 2016	250.2	254.6
6.70% notes due 2026	149.8	149.8

	$1,398.0	$1,401.9

In January 2016, the company redeemed its 2.875% notes due 2016, primarily through the issuance of commercial paper.

With the exception of the 6.70% notes due 2026, the notes included in the above table are redeemable in whole or in part at any time, at the company’s option at specified redemption prices or, at the holder’s option, upon change of control triggering event, as defined in the applicable indenture.

In November 2015, the company amended its $750 million five-year committed syndicated bank credit facility that was scheduled to expire in November 2019. The amendment includes an increase in the aggregate principal amount of credit available under the syndicated bank credit facility to $1.0 billion and extends the commitment termination date until November 2020. The amended credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The facility includes pricing based on the company’s long-term credit ratings and includes a financial covenant that limits the amount of total debt to

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

total capitalization. At December 31, 2015, the company was in compliance with this covenant. There were no commercial paper borrowings outstanding at December 31, 2015. The company had commercial paper borrowings outstanding of $78.0 million at December 31, 2014. The weighted-average effective interest rate on commercial paper borrowings outstanding at December 31, 2014 was 0.3%.

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

Product Liability Matters

Hernia Product Claims

As of December 31, 2015, approximately 35 federal and 60 state lawsuits involving individual claims by approximately 95 plaintiffs, as well as one putative class action in the United States, are currently pending against the company with respect to its Composix® Kugel® and certain other hernia repair implant products (collectively, the “Hernia Product Claims”). The company voluntarily recalled certain sizes and lots of the Composix® Kugel® products beginning in December 2005. In June 2007, the Composix® Kugel® lawsuits and, subsequently, other hernia repair product lawsuits, pending in federal courts nationwide were transferred into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island. The MDL stopped accepting new cases in the second quarter of 2014. As of December 31, 2015, all but one of the putative class actions pending against the company were dismissed. The remaining putative class action pending against the company has not been certified and seeks: (i) medical monitoring; (ii) compensatory damages; (iii) punitive damages; (iv) a judicial finding of defect and causation; and/or (v) attorneys’ fees. In April 2014, a settlement was reached with respect to the three putative Canadian class actions within amounts previously recorded by the company. Approximately 25 of the state lawsuits, involving individual claims by approximately 25 plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions. The Hernia Product Claims also generally seek damages for personal injury resulting from use of the products.

The company has resolved the majority of its historical Hernia Product Claims, including through agreements or agreements in principle with various plaintiffs’ law firms to settle their respective inventories of

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cases. Each agreement involving the settlement of a firm’s inventory of claims was subject to certain conditions, including requirements for participation in the proposed settlements by a certain minimum number of plaintiffs. In addition, the company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Hernia Product Claims, and intends to vigorously defend Hernia Product Claims that do not settle, including through litigation. The company expects additional trials of Hernia Product Claims to take place over the next 12 months. The company cannot give any assurances that the resolution of the Hernia Product Claims that have not settled, including asserted and unasserted claims and the putative class action lawsuit, will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

Women’s Health Product Claims

As of December 31, 2015, product liability lawsuits involving individual claims by approximately 12,605 plaintiffs are currently pending against the company in various federal and state jurisdictions alleging personal injuries associated with the use of certain of the company’s surgical continence products for women. With respect to a majority of these lawsuits, the company believes that two subsidiaries of Medtronic plc (as successor in interest to Covidien plc) (“Medtronic”), each a supplier of the company, have an obligation to defend and indemnify the company with respect to any product defect liability. As described below, in July 2015 the company reached an agreement with Medtronic regarding certain aspects of Medtronic’s indemnification obligation. In addition, five putative class actions in the United States and five putative class actions in Canada have been filed against the company, and a limited number of other claims have been filed or asserted in various non-U.S. jurisdictions. The foregoing lawsuits, unfiled or unknown claims, putative class actions and other claims, together with claims that have settled or are the subject of agreements or agreements in principle to settle, are referred to collectively as the “Women’s Health Product Claims”. The Women’s Health Product Claims generally seek damages for personal injury resulting from use of the products. The putative class actions, none of which has been certified, seek: (i) medical monitoring; (ii) compensatory damages; (iii) punitive damages; (iv) a judicial finding of defect and causation; and/or (v) attorneys’ fees. In April 2015, the Ontario Superior Court of Justice dismissed the plaintiffs’ motion for class certification in one Canadian putative class action. These plaintiffs may appeal this decision or may file an alternatives motion with the Ontario Superior Court to redefine the class.

In October 2010, the Women’s Health Product Claims involving solely Avaulta® products pending in federal courts nationwide were transferred into an MDL in the United States District Court for the Southern District of West Virginia (the “WV District Court”), the scope of which was later expanded to include lawsuits involving all women’s surgical continence products that are manufactured or distributed by the company. The first trial in a state court was completed in California in July 2012 and resulted in a judgment against the company of approximately $3.6 million. On appeal the decision was affirmed by the appellate court in November 2014. The company filed a petition for review to the California Supreme Court on December 24, 2014, which was denied on February 18, 2015. The judgment in this matter, including interest and costs, was paid on March 20, 2015 within the amounts previously recorded by the company. The first trial in the MDL commenced in July 2013 and resulted in a judgment against the company of approximately $2 million, which was upheld by the Fourth Circuit on January 14, 2016. The company does not believe that any verdicts entered to date are representative of potential outcomes of all Women’s Health Product Claims. On January 16, 2014 and July 31, 2014, the WV District Court ordered that the company prepare 200 and then an additional 300 individual cases, respectively, for trial (the “WHP Pre-Trial Orders”) (the timing for which is currently unknown). The WHP Pre-Trial Orders resulted in significant additional litigation-related defense costs beginning in the second quarter of 2014 and continuing through the second quarter of 2015. In February 2015, the WV District Court appointed a Special Master to assist with settlement resolution. In June 2015, the WV District Court issued an order staying

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the requirement to prepare a significant portion of the cases covered by the WHP Pre-Trial Orders, which stay could be modified at the court’s discretion. The WHP Pre-Trial Orders may result in material additional cost in future periods in defending Women’s Health Product Claims. The WV District Court may also order that the company prepare additional cases for trial, which could result in material additional costs in future periods.

As of December 31, 2015, the company has reached agreements or agreements in principle with various plaintiffs’ law firms to settle their respective inventories of cases totaling approximately 6,845 Women’s Health Product Claims, including approximately: 560 during 2014 and 6,285 during 2015. The company believes that these Women’s Health Product Claims are not the subject of Medtronic’s indemnification obligation. These settlement agreements and agreements in principle include unfiled and previously unknown claims held by various plaintiffs’ law firms, which have not been included in the approximate number of lawsuits set forth in the first paragraph of this section. Each agreement is subject to certain conditions, including requirements for participation in the proposed settlements by a certain minimum number of plaintiffs. The company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Women’s Health Product Claims, which may include additional inventory settlements. Notwithstanding these settlement efforts, the company anticipates additional trials over the next 12 months, including one currently scheduled during the first quarter of 2016. In addition, one or more possible consolidated trials may occur in the future.

In July 2015, as part of the agreement noted above, Medtronic agreed to take responsibility for pursuing settlement of certain of the Women’s Health Product Claims that relate to products distributed by the company under supply agreements with Medtronic and the company agreed to pay Medtronic $121 million towards these potential settlements, of which approximately $81 million has been paid as of December 31, 2015. The company also may, in its sole discretion, transfer responsibility for settlement of additional Women’s Health Product Claims to Medtronic on similar terms. The agreement does not resolve the dispute between the company and Medtronic with respect to Women’s Health Product Claims that do not settle, if any. As part of the agreement, Medtronic and the company agreed to dismiss without prejudice their previously filed litigation with respect to Medtronic’s obligation to defend and indemnify the company.

The approximate number of lawsuits set forth in the first paragraph of this section does not include approximately 670 generic complaints involving women’s health products where the company cannot, based on the allegations in the complaints, determine whether any of those cases involve the company’s women’s health products. In addition, the approximate number of lawsuits set forth in the first paragraph of this section does not include approximately 1,060 claims that have been threatened against the company but for which complaints have not yet been filed. In addition, the company has limited information regarding the nature and quantity of these and other unfiled or unknown claims. During the course of engaging in settlement discussions with plaintiffs’ law firms, the company has learned, and may in future periods learn, additional information regarding these and other unfiled or unknown claims, or other lawsuits, which could materially impact the company’s estimate of the number of claims or lawsuits against the company. While the company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Women’s Health Product Claims and intends to vigorously defend the Women’s Health Product Claims that do not settle, including through litigation, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

Filter Product Claims

As of December 31, 2015, product liability lawsuits involving individual claims by approximately 95 plaintiffs are currently pending against the company in various federal and state jurisdictions alleging personal injuries associated with the use of the company’s vena cava filter products (all lawsuits, collectively, the “Filter Product Claims”). In August 2015, the Judicial Panel for Multi-District Litigation (“JPML”) ordered the creation

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of a Multi-District Litigation for all federal Filter Product Claims (the “IVC Filter MDL”) in the District of Arizona. There are approximately 80 lawsuits that have been, or shortly will be, transferred to the IVC Filter MDL. The remaining approximately 15 lawsuits are pending in various state courts across the country. The first Filter Product Claim trial was completed in June 2012 and resulted in a judgment for the company. During the second quarter of 2013, the company finalized settlement agreements with respect to more than 30 Filter Product Claims and made payments with respect to such claims within the amounts previously recorded by the company. The approximate number of lawsuits set forth above do not include approximately 130 claims that have been threatened against the company but for which complaints have not yet been filed. In addition, the company has limited information regarding the nature and quantity of these and other unfiled or unknown claims. The company continues to receive claims and lawsuits and may in future periods learn additional information regarding other unfiled or unknown claims, or other lawsuits, which could materially impact the company’s estimate of the number of claims or lawsuits against the company. The company expects additional trials of Filter Product Claims may take place over the next 12 months. While the company intends to vigorously defend Filter Product Claims that do not settle, including through litigation, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

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

The company believes that some settlements and judgments, as well as some legal defense costs, relating to product liability matters are or may be covered in whole or in part under its product liability insurance policies with a limited number of insurance carriers, or, in some circumstances, indemnification obligations to the company from other parties. In certain circumstances, insurance carriers reserve their rights with respect to coverage, or contest or deny coverage, as has occurred with respect to certain claims. In addition, other parties may dispute their indemnification obligations to the company with respect to certain claims. When either of these occur, the company intends to vigorously contest disputes with respect to its insurance coverage or indemnification and to enforce its rights, and accordingly, will record expected recoveries with respect to amounts due under these policies or arrangements, when recovery is probable. Amounts recovered under the company’s product liability insurance policies or indemnification arrangements may be less than the stated coverage limits or less than otherwise expected and may not be adequate to cover damages and/or costs relating to claims. In addition, there is no guarantee that insurers or other parties will pay claims or that coverage or indemnity will be otherwise available.

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

In November 2015, the Department of Defense Inspector General issued an investigative subpoena to the company. The Department of Health and Human Services is also participating in this investigation. The subpoena seeks documents related to the company’s sales and marketing of certain filter products, drug coated balloon catheters, and peripheral arterial disease detection products. The company is cooperating with these requests. Since it is not feasible to predict the outcome of these proceedings, the company cannot give any assurances that the resolution of these proceedings will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

In December 2007, a U.S. District Court (the “AZ District Court”) jury in Arizona found that certain of W.L. Gore & Associates, Inc.’s (“Gore”) ePTFE vascular grafts and stent-grafts infringe the company’s patent number 6,436,135 (the “135 patent”). The jury upheld the validity of the company’s patent and awarded the company $185 million in past damages. The jury also found that Gore willfully infringed the patent. In March 2009, the AZ District Court doubled the jury award to approximately $371 million for damages through June 2007. The AZ District Court also awarded the company attorneys’ fees of $19 million and prejudgment interest of approximately $20 million. In July 2010, the AZ District Court awarded the company approximately $109 million in additional damages for the period from July 2007 through March 2009. The AZ District Court also assessed a royalty rate of between 12.5% and 20%, depending on the product, that is being used to calculate damages for Gore’s infringing sales from April 2009 through the expiration of the patent.

Gore appealed this matter to the Court of Appeals for the Federal Circuit (the “Court of Appeals”), which on February 10, 2012 affirmed the decision of the AZ District Court. Gore filed a petition with the Court of Appeals for a rehearing of its appeal, which reaffirmed its February 10, 2012 decision on June 14, 2012, with the exception of the issue of willfulness with respect to Gore’s infringement of the 135 patent, which was remanded to the AZ District Court for further consideration. On October 12, 2012, Gore filed a petition for a writ of certiorari to the U.S. Supreme Court requesting a review of the portion of the decision that the Court of Appeals reaffirmed. The U.S. Supreme Court denied Gore’s petition on January 14, 2013.

On October 16, 2013, the AZ District Court, in connection with the remand by the Court of Appeals, denied Gore’s motion for entry of a judgment holding that Gore’s infringement was not willful and Gore’s motion for a new trial. The AZ District Court granted the company’s motion to execute on the judgment, holding that all aspects of the judgment relating to infringement were “final and non-appealable.” The AZ District Court continued its stay on the execution of the judgment with respect to willfulness and the related enhanced damages.

On November 1, 2013, Gore paid to the company $894.3 million in cash, the total amount of the compensatory damages for infringement, including pre- and post-judgment interest, and the royalties accrued through September 30, 2013. On December 5, 2013, Gore filed an appeal in the Court of Appeals on all of the AZ District Court’s rulings. On January 13, 2015, the Court of Appeals affirmed the decision of the AZ District Court regarding its determination that the company established standing and that the 135 patent was willfully infringed. On February 12, 2015, Gore filed a petition for rehearing en banc at the Court of Appeals on the issue of willfulness, which was denied by the Court of Appeals on April 8, 2015. On May 1, 2015, Gore paid to the company $210.5 million in cash, representing the total amount of the enhanced damages awarded by the AZ District Court due to Gore’s willfulness and an audit adjustment related to Gore’s infringing sales and the payment of royalties through September 30, 2013. Amounts received from Gore in May 2015 and previously in November 2013 are collectively referred to as the “Gore Proceeds”. On July 7, 2015, Gore filed a petition for a writ of certiorari to the U.S. Supreme Court requesting a review of the decision that the 135 patent was infringed. On October 5, 2015, the U.S. Supreme Court denied Gore’s petition and their decision is final and non-appealable.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of the third quarter of 2013, the company considered both the compensatory damages and the enhanced damages and the royalty awards to be contingent gains. In the fourth quarter of 2013, the company recorded a gain of $894.3 million ($557.4 million after tax) to other (income) expense, net, based on the AZ District Court’s October 2013 rulings and the company’s receipt of the 2013 portion of the Gore Proceeds. In the second quarter of 2015, the company recorded a gain of $210.5 million ($131.7 million after tax) to other (income) expense, net, based on the AZ District Court’s April 2015 ruling and the company’s receipt of the 2015 portion of the Gore Proceeds and an adjustment related to an audit of Gore’s infringing sales and the payment of royalties through September 30, 2013. In 2015, the company received $150.1 million of royalty payments from Gore representing Gore’s calculation of royalties for its infringing sales for the quarters ended December 31, 2014 through September 30, 2015. These royalty payments and an adjustment of $1.3 million related to an audit of Gore’s infringing sales and the payment of royalties from October 1, 2014 to March 31, 2015 were recorded to revenue during 2015. In addition, in January 2016, the company received $38.4 million from Gore, representing Gore’s calculation of royalties for its infringing sales for the quarter ended December 31, 2015. This royalty payment will be recorded to revenue in the first quarter of 2016. The company has received cumulative proceeds from Gore of $1,446.4 million.

The company cannot give any assurances that royalties for Gore’s future infringing sales will remain at or near historical levels.

In an unrelated matter, Gore filed suit in June 2011 in the U.S. District Court in Delaware alleging the company had infringed on several of Gore’s patents. Fact and expert discovery have been completed and in the fourth quarter of 2014, the parties both filed a number of motions, including motions for summary judgment. Oral arguments on the motions occurred on January 30, 2015. In December 2015, the Delaware District Court granted the company’s motion of no willful infringement, thereby eliminating Gore’s request for enhanced damages. The Company’s summary judgment motion of laches (undue delay) remains pending, which could impact the total potential damages period. In the third quarter of 2015 the company filed a motion to dismiss a significant portion of Gore’s damages claim because Gore lacks proper standing. The trial on this matter has been continued until the middle of 2016. The company intends to vigorously defend the allegations asserted by Gore. The company cannot give any assurances that an adverse resolution of this matter will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accruals for product liability and other legal matters amounted to $1,174.3 million, of which $516.5 million was recorded to accrued expenses, and $1,041.5 million, of which $101.7 million was recorded to accrued expenses, at December 31, 2015 and December 31, 2014, respectively. The company has made total payments of $387.2 million to qualified settlement funds (“QSFs”), subject to certain settlement conditions, for certain product liability matters, of which $137.7 million were made to QSFs during 2015. Payments to QSFs are recorded as a component of restricted cash. Total payments of $308.7 million from these QSFs have been made to qualified claimants, of which $106.7 million were made during 2015. In addition, other payments of $62.5 million have been made to qualified claimants, of which $21.8 million were made during 2015.

The company recorded expected recoveries related to product liability matters amounting to $132.8 million, of which $132.1 million was recorded to other assets, and $379.3 million, of which $358.9 million was recorded to other assets, at December 31, 2015 and December 31, 2014, respectively. A substantial amount of these recoveries at December 31, 2014 were the subject of a dispute with Medtronic, which had contested, at least in part, its obligation to defend and indemnify the company. The decrease in expected recoveries is primarily due to the agreement with Medtronic entered into in July 2015 regarding certain aspects of Medtronic’s indemnification obligation. The terms of the company’s agreement with Medtronic are substantially consistent with the assumptions underlying, and the manner in which, the company has recorded expected recoveries related to the indemnification obligation. The expected recoveries at December 31, 2015 related to the indemnification obligation are not in dispute with respect to claims that Medtronic settles pursuant to the agreement. As described above, the agreement does not resolve the dispute between the company and Medtronic with respect to Women’s Health Product Claims that do not settle, if any, and the company also may, in its sole discretion, transfer responsibility for settlement of additional Women’s Health Product Claims to Medtronic on similar terms.

The company is unable to estimate the reasonably possible losses or range of losses, if any, arising from certain existing product liability matters and other legal matters. Under U.S. generally accepted accounting principles, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight”. With respect to putative class action lawsuits in the United States relating to product liability matters, the company is unable to estimate a range of reasonably possible losses for the following reasons: (i) all or certain of the proceedings are in early stages; (ii) the company has not received and reviewed complete information regarding all or certain of the plaintiffs and their medical conditions; and/or (iii) there are significant factual issues to be resolved. In addition, there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class. In addition, with respect to the Civil Investigative Demands from a number of State Attorneys General and other legal matters, the company is unable to estimate a range of reasonably possible losses for the following reasons: (i) all or certain of the proceedings are in early stages; and/or (ii) there are significant factual issues to be resolved.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The company is committed under noncancelable operating leases involving certain facilities and equipment. The minimum annual rentals under the terms of these leases are as follows: 2016 - $33.1 million; 2017 - $25.6 million; 2018 - $21.2 million; 2019 - $15.8 million; 2020 - $12.3 million and thereafter - $44.7 million. Total rental expense for operating leases approximated $31.7 million in 2015, $32.3 million in 2014 and $29.4 million in 2013.

11. Share-Based Compensation Plans

The company may grant a variety of share-based payments under the 2012 Long Term Incentive Plan of C. R. Bard, Inc., as amended and restated (the “LTIP”) and the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc., as amended and restated (the “Directors’ Plan”) to certain directors, officers and employees. At the company’s Annual Meeting of Shareholders on April 15, 2015, the shareholders authorized an additional 1,500,000 shares for issuance under the LTIP. The total number of remaining shares at December 31, 2015 that may be issued under the LTIP was 5,377,565 and under the Directors’ Plan was 26,102. Awards under the LTIP may be in the form of stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, unrestricted stock and other stock-based awards. Awards under the Directors’ Plan may be in the form of stock awards, stock options or stock appreciation rights. The company also has two employee stock purchase programs.

Amounts charged against income for share-based payment arrangements were $81.8 million for 2015, $71.4 million for 2014 and $61.5 million for 2013. The related income tax benefit recognized in income for share-based payment arrangements was $27.7 million for 2015, $24.2 million for 2014 and $21.5 million for 2013.

As of December 31, 2015, there were $127.1 million of unrecognized compensation costs related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately two years. The company has sufficient shares to satisfy expected share-based payment arrangements in 2016.

Stock Options - The company grants stock options to certain employees and may grant stock options to directors with exercise prices equal to the average of the high and low prices of the company’s common stock on the date of grant. These stock option awards generally have requisite service periods of up to four years, and ten-year contractual terms. Certain stock option awards granted in prior years provided for accelerated vesting after a minimum of two years subject to performance conditions, which were met. Summarized information regarding total stock option activity and amounts for the year ended December 31, 2015 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding - January 1	4,357,926	$107.74
Granted	645,252	185.77
Exercised	(1,000,973)	89.17
Canceled/forfeited	(83,770)	133.76

Outstanding - December 31	3,918,435	$124.77	6.9	$253.4

Exercisable	2,279,119	$99.27	5.4	$205.5

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The company uses a binomial-lattice option valuation model to estimate the fair value of stock options. The assumptions used to estimate the fair value of the company’s stock option grants for the following years ended December 31 are:

	2015	2014	2013
Dividend yield	0.5%	0.6%	0.7%
Risk-free interest rate	1.3%	1.2%	1.6%
Expected option life in years	6.5	6.5	6.5
Expected volatility	21%	21%	21%
Option fair value	$40.94	$35.69	$29.83

Compensation expense related to stock options was $22.6 million, $19.4 million and $15.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015, there were $41.5 million of total unrecognized compensation costs related to nonvested stock options. These costs are expected to be recognized over a weighted-average period of approximately two years. During the years ended December 31, 2015, 2014 and 2013, 730,082, 709,882 and 946,698 options, respectively, vested with a weighted-average fair value of $26.11, $23.07 and $20.69, respectively. The total intrinsic value of stock options exercised during 2015, 2014 and 2013 was $94.6 million, $95.7 million and $78.0 million, respectively.

Cash received from stock option exercises for the years ended December 31, 2015, 2014 and 2013 was $89.4 million, $120.9 million and $135.5 million, respectively. The actual tax benefit realized for the tax deductions from option exercises was $32.1 million, $32.2 million and $26.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Restricted Stock and Units - Restricted stock awards entitle employees to voting and dividend rights. Restricted stock units entitle employees to dividend rights. Certain restricted stock awards have performance features. Restricted stock and unit grants have requisite service periods of between four to five years. Compensation expense related to restricted stock and units was $23.8 million, $21.7 million and $20.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015, there were $40.1 million of total unrecognized compensation costs related to nonvested restricted stock and unit awards. These costs are expected to be recognized over a weighted-average period of approximately two years. The activity in the nonvested restricted stock and unit awards for the year ended December 31, 2015 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding - January 1	646,695	$116.99
Granted	136,765	185.63
Vested	(300,667)	99.88
Forfeited	(11,120)	134.96

Outstanding - December 31	471,673	$147.39

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Restricted Stock Units - Certain other restricted stock units have requisite service periods of between four and seven years. No voting or dividend rights are associated with these grants until the underlying shares are issued upon vesting. Compensation expense related to these awards was $7.3 million, $7.1 million and $10.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015, there were $25.2 million of total unrecognized compensation costs related to these nonvested restricted stock unit awards. These costs are expected to be recognized over a weighted-average period of approximately four years. The activity in the nonvested restricted stock unit awards for the year ended December 31, 2015 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding - January 1	460,835	$99.83
Granted	85,292	169.95
Vested	(86,880)	91.14
Forfeited	(52,467)	108.08

Outstanding - December 31	406,780	$115.33

Performance Restricted Stock Units - In the first quarter of each of 2015, 2014 and 2013, the company granted performance restricted stock units to certain officers. These units have requisite service periods of three years and have no dividend rights. Compensation expense related to performance restricted stock units was $14.9 million, $12.7 million and $6.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015, there were $13.1 million of total unrecognized compensation costs related to nonvested performance restricted stock units. These costs are expected to be recognized over a weighted-average period of approximately two years. The actual payout of these units varies based on the company’s performance over the three-year period based on pre-established targets over the period and a market condition modifier based on total shareholder return (“TSR”) compared to an industry peer group. The actual payout under these awards may exceed an officer’s target payout; however, compensation cost initially recognized assumes that the target payout level will be achieved and may be adjusted for subsequent changes in the expected outcome of the performance-related condition. The fair values of these units are based on the market price of the company’s stock on the date of the grant and use a Monte Carlo simulation model for the TSR component. The fair values of the TSR components of the 2015, 2014 and 2013 grants were estimated based on the following assumptions: risk-free interest rate of 0.86%, 0.70% and 0.42%, respectively; dividend yield of 0.51%, 0.62% and 0.81%, respectively; and expected life of approximately 2.8 years for the 2015 grant and 2.9 years for each of the 2014 and 2013 grants. At December 31, 2015 and 2014, there were 304,751 and 324,247 nonvested performance restricted stock units outstanding, respectively.

Other Stock-Based Awards - The company grants stock awards to directors. Shares have been generally distributed to a director annually and have a requisite service period of three years. The fair value of these awards is charged to compensation expense over the directors’ terms. Restrictions limit the sale or transfer of these awards until the awarded stock vests and for certain awards until an additional two-year period lapses. There are voting and dividend rights associated with these awards. Compensation expense related to these stock awards was $0.8 million, $0.9 million and $0.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015, there were $0.3 million of total unrecognized compensation costs related to nonvested other stock-based awards. These costs are expected to be recognized over a weighted-average period of approximately three years. At December 31, 2015 and 2014, nonvested other stock-based awards of 13,741 and 13,053 shares, respectively, were outstanding.

Management Stock Purchase Program - The company maintains a management stock purchase program under the Plan (together with a predecessor stock purchase plan, the “MSPP”). Under the MSPP, employees at a specified

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

level may purchase, with their eligible annual bonus, common stock units at a 30% discount from the lower of the price of the common stock on July 1 of the previous year or on the date of purchase, which occurs on the date bonuses are approved by the Board of Directors. Employees make an election on or before June 30 of the previous year as to the percentage of their eligible annual bonus that will be used to purchase common stock units under the MSPP. The company’s predecessor plan provided for the purchase of shares of the company’s common stock. Employees are required to allocate at least 25% of their eligible annual bonuses to purchase common stock units under the MSPP to the extent they have not satisfied certain stock ownership guidelines. MSPP shares or units are restricted from sale or transfer for four years from the purchase date. Only shares or units corresponding to the 30% discount are forfeited if the employee’s employment terminates prior to the end of the four-year vesting period. Dividends or dividend-equivalents are paid on MSPP shares or units, and the participant has the right to vote all MSPP shares. The activity in the MSPP for the year ended December 31, 2015 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding - January 1	196,567	$33.33
Purchased	56,552	51.88
Vested	(47,631)	27.94
Forfeited	(7,491)	39.29

Outstanding - December 31	197,997	$39.70

The company uses the Black-Scholes model, as a result of the option-like features of the MSPP, to estimate the expense associated with anticipated MSPP purchases. Compensation expense is recognized over a period that will end four years after purchase. The assumptions used for the following years ended December 31 are:

	2015	2014	2013
Dividend yield	0.6%	0.6%	0.8%
Risk-free interest rate	0.16%	0.07%	0.10%
Expected life in years	0.6	0.6	0.6
Expected volatility	17%	20%	15%
Fair value	$60.47	$51.82	$37.20

Compensation expense related to this program was $9.2 million, $6.7 million and $5.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015, there were $6.9 million of total unrecognized compensation costs related to nonvested MSPP shares and units. These costs are expected to be recognized over a weighted-average period of approximately three years.

Employee Stock Purchase Plan - Under the Employee Stock Purchase Plan of C. R. Bard, Inc. as Amended and Restated (“ESPP”), domestic employees and certain foreign employees can purchase Bard stock at a 15% discount to the lesser of the market price on the beginning or ending date of the six-month periods ending June 30 and December 31 of each year. Participants in the ESPP may elect to make after-tax payroll deductions of 1% to 10% of compensation as defined by the plan up to the stated maximum of $20,000 per year. The ESPP is intended to meet the requirements of Section 423 of the Internal Revenue Code of 1986, as amended. At December 31, 2015, 280,224 shares were available for purchase under the ESPP. Employee payroll deductions are for six-month periods beginning each January 1 and July 1. Shares of the company’s common stock are purchased on June 30 or December 31 or the following business day, unless either the purchase of such shares was delayed at the election of the participant or the participant’s employment was terminated. Purchased shares are restricted for sale or transfer for a six-month period. All participant funds received prior to the ESPP purchase dates are held as company liabilities without interest or other increment. No dividends are paid on employee contributions until shares are purchased.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The company values the ESPP purchases utilizing the Black-Scholes model. The weighted average assumptions used for the following years ended December 31 are:

	2015	2014	2013
Dividend yield	0.6%	0.6%	0.8%
Risk-free interest rate	0.14%	0.08%	0.11%
Expected life in years	0.5	0.5	0.5
Expected volatility	17%	18%	16%
Fair value	$33.45	$27.73	$20.08

Compensation expense related to this plan was $3.2 million, $2.9 million and $2.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. For the years ended December 31, 2015 and 2014, employees purchased 107,359 and 118,313 shares, respectively.

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

The change in benefit obligation, change in fair value of plan assets and funded status for the plans are as follows:

	2015	2014
(dollars in millions)
Benefit obligation - beginning	$544.0	$476.6
Service cost	30.1	27.4
Interest cost	20.2	21.2
Transfers in due to Medicon Acquisition	25.4	—
Actuarial loss (gain)	6.1	46.2
Benefits paid	(33.1)	(22.7)
Currency/other	(5.8)	(4.7)

Benefit obligation - ending	$586.9	$544.0

Fair value of plan assets - beginning	$455.6	$416.2
Actual return on plan assets	(5.1)	33.5
Company contributions	31.6	32.4
Transfers in due to Medicon Acquisition	17.9	—
Benefits paid	(33.1)	(22.7)
Currency/other	(4.3)	(3.8)

Fair value of plan assets - ending	$462.6	$455.6

Funded status of the plans, December 31	$(124.3)	$(88.4)

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Defined benefit plans are an exception to the recognition and fair value measurement principles in business combinations. Defined benefit plan obligations are recognized and measured in accordance with the accounting principles for benefit plans rather than at fair value. Accordingly, the company remeasured the benefit plans sponsored by Medicon and recognized an asset or liability for the funded status of these plans as of November 2, 2015.

Foreign benefit plan assets at fair value included in the preceding table were $107.8 million and $92.5 million at December 31, 2015 and 2014, respectively. The foreign pension plan benefit obligations included in this table were $123.1 million and $97.3 million at December 31, 2015 and 2014, respectively. The benefit obligation for nonqualified plans also included in this table was $78.9 million and $77.5 million at December 31, 2015 and 2014, respectively. The nonqualified plans are generally not funded.

At December 31, 2015 and 2014, the accumulated benefit obligation for all pension plans was $526.4 million and $487.7 million, respectively. At December 31, 2015 and 2014, the accumulated benefit obligation for foreign pension plans was $105.5 million and $82.9 million, respectively. The accumulated benefit obligation for the nonqualified plans was $75.1 million and $72.9 million at December 31, 2015 and 2014, respectively.

For pension plans with benefit obligations in excess of plan assets at December 31, 2015 and 2014, the fair value of plan assets was $444.7 million and $370.5 million, respectively, and the benefit obligation was $576.3 million and $460.1 million, respectively. For pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2015 and 2014, the fair value of plan assets was $7.1 million and $7.3 million, respectively, and the accumulated benefit obligation was $96.6 million and $83.1 million, respectively.

Amounts recognized in accumulated other comprehensive loss at December 31 consisted of:

	2015	2014
(dollars in millions)
Net loss	$163.7	$134.9
Prior service credit	(2.7)	(3.2)

Before tax amount	$161.0	$131.7

After tax amount	$103.8	$85.0

The change in net loss in the above table included net losses of $41.3 million ($26.5 million after tax) and $39.6 million ($14.5 million after tax) during the years ended December 31, 2015 and 2014, respectively.

Amounts recognized in the consolidated balance sheets at December 31 consisted of:

	2015	2014
(dollars in millions)
Other assets	$7.2	$1.2
Accrued compensation and benefits	(4.6)	(3.6)
Other long-term liabilities	(126.9)	(86.0)

Net amount recognized	$(124.3)	$(88.4)

The estimated net actuarial loss for pension benefits that will be amortized from accumulated other comprehensive loss into net pension cost over the next fiscal year is expected to be $10.4 million.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of net periodic benefit cost for the following years ended December 31 are:

	2015	2014	2013
(dollars in millions)
Service cost, net of employee contributions	$29.6	$26.9	$29.9
Interest cost	20.2	21.2	18.3
Expected return on plan assets	(31.3)	(27.9)	(26.0)
Amortization of net loss	12.4	10.4	14.1
Amortization of prior service cost	(0.4)	(0.4)	(0.5)

Net periodic pension cost	$30.5	$30.2	$35.8

The net pension cost attributable to foreign plans included in the above table were $4.4 million, $4.2 million and $3.7 million in 2015, 2014 and 2013, respectively.

The weighted average assumptions used in determining pension plan information for the following years ended December 31 are:

	2015	2014	2013
Net Cost
Discount rate	3.79%	4.58%	3.89%
Expected return on plan assets	7.17%	7.26%	7.27%
Rate of compensation increase	3.42%	3.49%	3.38%

Benefit Obligation
Discount rate	4.03%	3.79%	4.58%
Rate of compensation increase	3.57%	3.42%	3.49%

Prior to 2016, the company estimated the service and interest cost components using a single weighted-average discount rate derived from the yield curves used to measure the benefit obligation. In 2016, the company changed its method used to estimate the service and interest cost components of net periodic benefit cost for defined benefit plans. The company has elected to use a full yield curve approach in the estimation of these components of benefit cost by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The company made this change to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of service and interest costs. The company has accounted for this change as a change in estimate and will account for it prospectively starting in 2016. The reduction in service and interest cost for 2016 associated with this change in estimate will be approximately $5.1 million.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The weighted average target asset allocations for the plans at December 31, are as follows:

	Target Allocation
	2015	2014
Asset Categories
Equity securities	63%	65%
Fixed income securities	35%	33%
Cash equivalents	2%	2%

Total	100%	100%

Due to short-term fluctuations in asset performance, allocation percentages may temporarily deviate from these target allocation percentages before a rebalancing occurs. Cash equivalents are used to satisfy benefit disbursement requirements and will vary throughout the year.

The following table summarizes fair value measurements of plan assets at December 31:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Total(B)
	2015	2014	2015	2014	2015	2014
(dollars in millions)
Cash equivalents	$6.8	$7.7	$0.3	$1.1	$7.1	$8.8
Equity securities:
U.S. large-cap	—	—	117.3	132.4	117.3	132.4
U.S. mid-cap	—	37.3	—	—	—	37.3
U.S. small-cap	37.2	46.7	—	—	37.2	46.7
Foreign	37.7	30.3	79.6	45.7	117.3	76.0
Fixed income securities:
Diversified bond fund(A)	—	—	123.2	121.4	123.2	121.4
Foreign government bonds	4.7	—	16.7	12.8	21.4	12.8
Foreign corporate notes and bonds	—	—	12.7	12.9	12.7	12.9
Private alternative investment	—	—	19.3	—	19.3	—
Guaranteed insurance contracts	—	—	7.1	7.3	7.1	7.3

Total plan assets	$86.4	$122.0	$376.2	$333.6	$462.6	$455.6

(A)	Diversified bond fund consists of U.S. Treasury bonds, mortgage backed securities, and corporate bonds.
(B)	There were no plan assets categorized as Level 3 at December 31, 2015 and 2014, respectively.

Plan assets categorized as Level 2 primarily consist of private alternative investments and commingled funds invested in cash equivalents, equities and fixed income securities. These assets are valued using other inputs, such as net asset values (“NAV”) provided by the fund administrators or by dealer quotes for similarly-

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rated instruments that are observable or that can be corroborated by observable market data for substantially the remaining term of the plan instruments. There were no significant redemption restrictions or unfunded commitments related to assets valued at NAV at December 31, 2015.

Funding Policy and Expected Contributions - The company’s objective in funding its domestic tax-qualified plan is to accumulate funds sufficient to provide for all benefits and to satisfy the minimum contribution requirements of ERISA. Outside the United States, the company’s objective is to fund the international retirement costs over time within the limits of minimum requirements and allowable tax deductions. The company’s annual funding decisions also consider the relationship between the returns on each asset compared to the plan’s corresponding expense and consider the relationship between each tax-qualified plan’s benefit obligation and its corresponding funded status. The company expects to make discretionary contributions of up to $30 million to its qualified plans in 2016.

The total expected benefit payments are as follows:

(dollars in millions)
2016	$36.4
2017	36.0
2018	36.7
2019	38.8
2020	44.9
2021 through 2025	214.0

Defined Contribution Retirement Plans

All domestic employees of the company not covered by a collective bargaining agreement who have been scheduled for 1,000 hours of service are eligible to participate in the company’s defined contribution plan. The amounts charged to income for this plan were $15.9 million, $14.1 million and $12.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. Outside the United States, the company maintains defined contribution plans along with small pension arrangements that are typically funded with insurance products. These arrangements had a total expense of $5.1 million for each of the years ended December 31, 2015 and 2014 and $4.2 million for the year ended December 31, 2013. In addition, the company maintains a long-term deferred compensation arrangement for directors that allows for the deferral of the annual retainer and meeting fees at the director’s election and provides certain other long-term compensation benefits. The company annually accrues for long-term compensation, which is paid out upon the director’s retirement from the board. These arrangements had a total expense of $5.5 million, $6.9 million and $4.9 million for the years ended December 31, 2015, 2014 and 2013, respectively, and a benefit obligation of $35.4 million and $29.6 million at December 31, 2015 and 2014, respectively.

Other Postretirement Benefit Plan

The company does not provide subsidized postretirement healthcare benefits and life insurance coverage except for a limited number of former employees. As this plan is unfunded, contributions are made as benefits are incurred. The benefit obligation for this plan was $7.0 million and $7.7 million at December 31, 2015 and 2014, respectively. Amounts recognized in accumulated other comprehensive loss were $2.0 million ($1.3 million after tax) for the year ended December 31, 2015 and $2.5 million ($1.6 million after tax) for the year ended December 31, 2014. The net periodic benefit cost was $0.4 million for the year ended December 31, 2015 and $0.5 million for each of the years ended December 31, 2014 and 2013.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Other (Income) Expense, Net

The components of other (income) expense, net, for the following years ended December 31 are:

	2015	2014	2013
(dollars in millions)
Interest income	$(0.9)	$(2.0)	$(1.3)
Foreign exchange losses	3.8	1.7	4.4
Litigation charges, net	595.1	288.6	428.0
Gore Proceeds	(210.5)	—	(894.3)
Restructuring and productivity initiative costs	41.5	11.8	(2.1)
Acquisition-related items	24.7	2.3	11.3
Gain on sale of investment	—	(7.1)	—
Gain on the EP Sale	—	—	(213.0)
Contribution to C. R. Bard Foundation, Inc.	—	—	25.0
Divestiture-related charges	—	—	17.5
Asset impairments	—	—	6.4
Other, net	(4.5)	(4.4)	(1.2)

Total other (income) expense, net	$449.2	$290.9	$(619.3)

Litigation charges, net – In 2015, the amount reflected estimated costs for product liability matters (net of recoveries), litigation-related defense costs of $15.1 million in connection with the WHP Pre-Trial Orders, and certain other litigation-related charges. In 2014, the amount reflected estimated costs for product liability matters (net of recoveries) and litigation-related defense costs of $30.1 million in connection with the WHP Pre-Trial Orders. In 2013, the amount reflected estimated costs for product liability matters (net of recoveries) and other litigation matters. See Note 10 of the notes to consolidated financial statements.

Gore Proceeds – See Note 10 of the notes to consolidated financial statements.

Restructuring and productivity initiative costs – In 2015 and 2014, the amounts reflected costs incurred in connection with separate productivity initiatives to streamline certain functions to better align resources to the company’s business strategies. Key activities under these initiatives may include systems enhancements, the implementation of shared services centers designed to standardize and centralize certain functions or the outsourcing of certain services. Productivity initiative costs include consulting costs, primarily related to program creation and management, employee separation costs under the company’s existing severance program, and other related costs. In 2015 and 2014, employee separation costs of $10.3 million and $1.7 million, respectively, were recognized related to these initiatives. In 2015, the amount also reflected employee separation costs of $7.9 million related to the elimination of certain positions and other terminations worldwide. In 2014, the amount also reflected employee separation costs of $7.5 million primarily to improve the overall cost structure in certain of the company’s vascular businesses. In 2013, the amount reflected the reversal of certain restructuring costs incurred in 2012.

Acquisition-related items – The amounts for 2015, 2014 and 2013 consist of acquisition-related integration costs. The amount for 2015 also includes acquisition-related purchase accounting adjustments. See Note 2 of the notes to consolidated financial statements.

Gain on sale of investment – In 2014, the amount reflected the sale of an equity investment in an e-commerce technology company.

Gain on the EP Sale – See Note 2 of the notes to consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contribution to C. R. Bard Foundation, Inc. – The amount represents contributions to the C. R. Bard Foundation, Inc.

Divestiture-related charges – The amount reflected separation costs incurred in connection with the EP Sale. See Note 2 of the notes to consolidated financial statements.

Asset impairments – See Note 3 of the notes to consolidated financial statements.

14. Other Comprehensive Income

The changes in accumulated other comprehensive income (loss) by component are as follows:

	Derivative Instruments Designated as Cash Flow Hedges		Foreign Currency Translation Adjustments	Benefit Plans(C)	Total
(dollars in millions)
Balance at December 31, 2012	$(0.7)		$32.6	$(113.1)	$(81.2)
Other comprehensive income (loss) before reclassifications	1.7		14.7	58.0	74.4
Tax (provision) benefit(A)	(0.2)		—	(22.0)	(22.2)

Other comprehensive income (loss) before reclassifications, net of taxes	1.5		14.7	36.0	52.2

Reclassifications	(1.2	)(B)	—	13.9	12.7
Tax provision (benefit)	0.4		—	(5.0)	(4.6)

Reclassifications, net of tax	(0.8)		—	8.9	8.1

Other comprehensive income (loss)	0.7		14.7	44.9	60.3

Balance at December 31, 2013	$—		$47.3	$(68.2)	$(20.9)

Other comprehensive income (loss) before reclassifications	$2.5		$(50.4)	$(39.9)	$(87.8)
Tax (provision) benefit(A)	(2.0)		—	14.9	12.9

Other comprehensive income (loss) before reclassifications, net of taxes	0.5		(50.4)	(25.0)	(74.9)

Reclassifications	0.6	(B)	—	10.1	10.7
Tax provision (benefit)	(0.2)		—	(3.5)	(3.7)

Reclassifications, net of tax	0.4		—	6.6	7.0

Other comprehensive income (loss)	0.9		(50.4)	(18.4)	(67.9)

Balance at December 31, 2014	$0.9		$(3.1)	$(86.6)	$(88.8)

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Derivative Instruments Designated as Cash Flow Hedges		Foreign Currency Translation Adjustments	Benefit Plans(C)	Total
(dollars in millions)
Other comprehensive income (loss) before reclassifications	$(2.6)		$(91.1)	$(40.9)	$(134.6)
Tax (provision) benefit(A)	0.7		—	14.6	15.3

Other comprehensive income (loss) before reclassifications, net of taxes	(1.9)		(91.1)	(26.3)	(119.3)

Reclassifications	(11.1	)(B)	—	12.1	1.0
Tax provision (benefit)	3.4		—	(4.3)	(0.9)

Reclassifications, net of tax	(7.7)		—	7.8	0.1

Other comprehensive income (loss)	(9.6)		(91.1)	(18.5)	(119.2)

Balance at December 31, 2015	$(8.7)		$(94.2)	$(105.1)	$(208.0)

(A)	Income taxes are not provided for foreign currency translation adjustments.
(B)	See Note 6 of the notes to consolidated financial statements.
(C)	These components are included in the computation of net periodic pension cost. See Note 12 of the notes to consolidated financial statements.

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

Net sales based on the location of the external customer and identifiable assets by geographic region for the following years ended December 31 are:

	2015	2014	2013
(dollars in millions)
Net sales
United States	$2,378.4	$2,263.5	$2,014.1
Europe	439.5	488.5	474.4
Japan	157.9	164.4	164.0
Other	440.2	407.2	397.0

	$3,416.0	$3,323.6	$3,049.5

Long-lived assets
United States	$582.7	$809.0	$612.5
Europe	51.4	56.5	52.3
Other	34.1	23.4	17.6

	$668.2	$888.9	$682.4

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total net sales by product group category for the following years ended December 31 are:

	2015	2014	2013
(dollars in millions)
Vascular	$970.3	$928.3	$830.0
Urology	845.0	835.9	776.6
Oncology	936.9	910.9	857.1
Surgical Specialties	572.3	555.1	499.0
Other	91.5	93.4	86.8

	$3,416.0	$3,323.6	$3,049.5

16. Unaudited Interim Financial Information

2015	1st Qtr	2nd Qtr		3rd Qtr		4th Qtr	Year
(dollars in millions except per share amounts)
Net sales	$819.7	$859.8		$865.7		$870.8	$3,416.0
Cost of goods sold	311.2	333.7		336.3		320.0	1,301.2
Income (loss) from operations before income taxes	184.6	59.2		(52.4)		158.0	349.4
Net income (loss)	139.8	(54.7)		(86.0)		136.3	135.4
Basic earnings (loss) per share available to common shareholders(A)	1.85	(0.74)		(1.16)		1.82	1.80
Diluted earnings (loss) per share available to common shareholders(A)	1.82	(0.74	)(B)	(1.16	)(B)	1.79	1.77

(A)	Total per share amounts may not add due to rounding.
(B)

Common share equivalents primarily from share-based compensation plans were not included in the computation of diluted weighted average shares outstanding because their effect would have been antidilutive.

The first quarter 2015 included litigation charges of $10.3 million, a net benefit from acquisition-related items of $9.2 million primarily consisting of a purchase accounting adjustment of $10.2 million associated with the reversal of a liability with respect to a certain revenue-based milestone, and restructuring and productivity initiative costs of $3.9 million. These items decreased net income by $2.6 million after tax, or $0.03 diluted earnings per share available to common shareholders.

The second quarter 2015 included litigation charges, net, of $343.7 million, a gain of $210.5 million related to the 2015 portion of the Gore Proceeds, restructuring and productivity initiative costs of $8.5 million, and net charges from acquisition-related items of $4.5 million. These items increased net loss by $209.0 million after tax, or $2.73 diluted loss per share available to common shareholders.

The third quarter 2015 included litigation charges of $241.1 million, restructuring and productivity initiative costs of $14.6 million, and acquisition-related items of $2.5 million primarily consisting of integration costs. These items increased net loss by $240.5 million after tax, or $3.14 diluted loss per share available to common shareholders.

The fourth quarter 2015 included net charges from acquisition-related items of $33.9 million primarily consisting of purchase accounting adjustments of $24.3 million and integration costs of $5.4 million, restructuring and productivity initiative costs of $14.5 million, and an asset impairment of $4.5 million. These items decreased net income by $28.3 million after tax, or $0.37 diluted earnings per share available to common shareholders.

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

The third quarter 2014 included litigation-related defense costs of $13.2 million incurred in connection with the WHP Pre-Trial Orders and an impairment charge for an IPR&D project of $6.2 million. These items decreased net income by $18.3 million after tax, or $0.24 diluted earnings per share available to common shareholders.

The fourth quarter 2014 included litigation-related defense costs of $12.7 million incurred in connection with the WHP Pre-Trial Orders, restructuring and productivity initiative costs of $10.1 million, and acquisition-related items of $7.5 million primarily consisting of a purchase accounting adjustment of $5.0 million. Also included was a credit of $3.5 million related to the excise tax paid on U.S. medical device sales in 2013 associated with an agreement reached with the IRS during 2014. These items decreased net income by $24.7 million after tax, or $0.32 diluted earnings per share available to common shareholders.

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

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of December 31, 2015. Based upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2015, the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to accomplish their objectives at the reasonable assurance level. The scope of management’s assessment of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of December 31, 2015 includes all of the company’s consolidated operations except for those disclosure controls and procedures of Medicon, Inc. that are subsumed by internal control over financial reporting. The company acquired Medicon, Inc. on November 2, 2015. Medicon, Inc.’s operations represent 0.3% of the company’s consolidated net sales for the year ended December 31, 2015 and assets associated with Medicon, Inc.’s operations represent 2.2% of the company’s consolidated total assets as of December 31, 2015. There have been no changes in internal control over financial reporting for the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting is included in Item 8 and is incorporated herein by reference.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to Directors of the company is incorporated herein by reference to the material contained under the heading “Proposal No. 1 — Election of Directors” in the company’s definitive Proxy Statement for its 2016 annual meeting of shareholders (the “2016 Proxy Statement”).

Information with respect to Executive Officers of the company is contained at the end of Part I of this filing under the heading “Executive Officers of the Registrant” and is incorporated by reference into this Item.

The information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the company’s 2016 Proxy Statement is incorporated herein by reference.

The information contained under the caption “Corporate Governance — The Board of Directors and Committees of the Board” in the company’s 2016 Proxy Statement is incorporated herein by reference.

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

Item 11. Executive Compensation

The information contained under the captions “Executive Officer Compensation,” “Director Compensation,” “Corporate Governance — The Board of Directors and Committees of the Board — Compensation Committee — Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the company’s 2016 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the captions “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and “Equity Compensation Plan Information” in the company’s 2016 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under the captions “Related Person Transactions” and “Corporate Governance — Director Independence” in the company’s 2016 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information contained under the caption “Proposal No. 2 — Ratification of the Appointment of KPMG LLP as Independent Registered Public Accounting Firm” in the company’s 2016 Proxy Statement is incorporated herein by reference.

III-1

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)

l. Financial Statements. See Index to Consolidated Financial Statements at Item 8, page II-23 of this report.

2. Financial Statement Schedules.

Schedule II. Valuation and Qualifying Accounts for the years ended December 31, 2015, 2014 and 2013.

(dollars in millions)	Balance Beginning of Year	Charges to Costs and Expenses	Deductions(1)	Balance End of Year
Year Ended December 31, 2015
Allowance for inventory obsolescence	$36.5	$26.3	$(28.3)	$34.5
Allowance for doubtful accounts	10.1	1.1	(3.7)	7.5

Totals	$46.6	$27.4	$(32.0)	$42.0

(dollars in millions)	Balance Beginning of Year	Charges to Costs and Expenses	Deductions(1)	Balance End of Year
Year Ended December 31, 2014
Allowance for inventory obsolescence	$31.3	$21.6	$(16.4)	$36.5
Allowance for doubtful accounts	11.6	1.7	(3.2)	10.1

Totals	$42.9	$23.3	$(19.6)	$46.6

(dollars in millions)	Balance Beginning of Year	Charges to Costs and Expenses	Deductions(1)	Balance End of Year
Year Ended December 31, 2013
Allowance for inventory obsolescence	$30.7	$21.2	$(20.6)	$31.3
Allowance for doubtful accounts	12.4	1.3	(2.1)	11.6

Totals	$43.1	$22.5	$(22.7)	$42.9

(1)	Includes writeoffs and the impact of foreign currency exchange rates.

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

Number

3.1	Amended and Restated By-Laws, effective as of February 12, 2014, filed as Exhibit 3b to the company’s February 19, 2014 Form 8-K, is incorporated herein by reference.

3.2	Restated Certificate of Incorporation, effective June 18, 2012, filed as Exhibit 3b to the company’s June 15, 2012 Form 8-K, is incorporated herein by reference.

4.1	Form of Indenture, dated as of December 1, 1996 between C. R. Bard, Inc. and The Chase Manhattan Bank, N.A., as trustee, filed as Exhibit 4.1 to the company’s Registration Statement on Form S-3, File No. 333-05997, is incorporated herein by reference.

4.2	Indenture, dated December 20, 2010, between C. R. Bard, Inc. and Wells Fargo Bank, National Association, as Trustee filed as Exhibit 4.1 to the company’s December 20, 2010 Form 8-K, is incorporated herein by reference.

4.3	First Supplemental Indenture, dated December 20, 2010, between C. R. Bard, Inc. and Wells Fargo Bank, National Association, as Trustee filed as Exhibit 4.2 to the company’s December 20, 2010 Form 8-K, is incorporated herein by reference.

4.4	Second Supplemental Indenture, dated October 30, 2012, between C. R. Bard, Inc. and Wells Fargo Bank, National Association, as Trustee filed as Exhibit 4.1 to the company’s October 30, 2012 Form 8-K, is incorporated herein by reference.

4.5	Form of 2.875% Notes due 2016, filed as Exhibit 4.3 to the company’s December 20, 2010 Form 8-K (included as Exhibit A in Exhibit 4.2 to the company’s December 20, 2010 Form 8-K), is incorporated herein by reference.

4.6	Form of 4.400% Notes due 2021, filed as Exhibit 4.4 to the company’s December 20, 2010 Form 8-K (included as Exhibit B in Exhibit 4.2 to the company’s December 20, 2010 Form 8-K), is incorporated herein by reference.

4.7	Form of 1.375% Notes due 2018, filed as Exhibit 4.2 to the company’s October 30, 2012 Form 8-K (included as Exhibit A in Exhibit 4.1 to the company’s October 30, 2012 Form 8-K), is incorporated herein by reference.

10.1*	C. R. Bard, Inc. Agreement and Plans Trust amended and restated as of September 29, 2004, filed as Exhibit 10f to the company’s December 31, 2004 Annual Report on Form 10-K, is incorporated herein by reference.

10.2*	C. R. Bard, Inc. Supplemental Executive Retirement Plan, as of July 13, 1988, filed as Exhibit 10p to the company’s December 31, 1993 Annual Report on Form 10-K, is incorporated herein by reference.

10.3*	1993 Long Term Incentive Plan of C. R. Bard, Inc., as amended effective October 9, 2002, filed as Exhibit 10q to the company’s September 30, 2002 Form 10-Q, is incorporated herein by reference.

10.4*	C. R. Bard, Inc. Management Stock Purchase Plan, amended and restated as of July 10, 2002, filed as Exhibit 10z to the company’s December 31, 2002 Annual Report on Form 10-K, is incorporated herein by reference.

Number

10.5*	Letter agreement entered into by the company with John H. Weiland dated December 12, 1995, filed as Exhibit 10at to the company’s December 31, 2004 Annual Report on Form 10-K, is incorporated herein by reference.

10.6*	Form of Stock Option Agreement under the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc., filed as Exhibit 10ba to the company’s June 30, 2005 Form 10-Q, is incorporated herein by reference.

10.7*	Stock Equivalent Plan for Outside Directors of C. R. Bard, Inc. (as Amended and Restated), effective as of December 14, 2011, filed as Exhibit 10bb to the company’s December 31, 2011 Annual Report on Form 10-K, is incorporated herein by reference.

10.8*	Form of Restricted Stock Award Agreement under the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc., filed as Exhibit 10bd to the company’s September 30, 2005 Form 10-Q, is incorporated herein by reference.

10.9*	Form of Supplemental Insurance/Retirement Plan Agreement (as Amended and Restated) between the company and its executive officers, including each of its named executive officers, filed as Exhibit 10be to the company’s September 30, 2005 Form 10-Q, is incorporated herein by reference.

10.10*	Form of Amended and Restated Change of Control Agreement between the company and its executive officers, including each of its named executive officers, filed as Exhibit 10bf to the company’s September 30, 2005 Form 10-Q, is incorporated herein by reference.

10.11*	2005 Directors’ Stock Award Plan of C. R. Bard, Inc. (as Amended and Restated), filed as Exhibit 10bj to the company’s March 31, 2006 Form 10-Q, is incorporated herein by reference.

10.12*	1998 Employee Stock Purchase Plan of C. R. Bard, Inc. (as Amended and Restated), filed as Exhibit 10bk to the company’s March 31, 2006 Form 10-Q, is incorporated herein by reference.

10.13*	Employee Stock Purchase Plan of C. R. Bard, Inc. (as Amended and Restated), filed as Exhibit B to the company’s March 16, 2012 Schedule 14A, is incorporated herein by reference.

10.14*	Management Stock Purchase Program Elective and Premium Share Units Terms and Conditions (as Amended and Restated), under the company’s 2003 Long Term Incentive Plan, filed as Exhibit 10bp to the company’s December 31, 2007 Annual Report on Form 10-K, is incorporated herein by reference.

10.15*	Form of Deferred Compensation Contract, Deferral of Directors’ Fees of C. R. Bard, Inc. (as Amended and Restated) filed as Exhibit 10bq of the company’s December 31, 2007 Annual Report on Form 10-K, is incorporated herein by reference.

10.16*	Form of Aircraft Time Sharing Agreement between the company and certain of its named executive officers, filed as Exhibit 10bt to the company’s September 30, 2008 Form 10-Q, is incorporated herein by reference.

10.17*	Executive Bonus Plan of C. R. Bard, Inc., effective as of January 1, 2009, filed as Exhibit 10bu to the company’s December 31, 2008 Annual Report on Form 10-K, is incorporated herein by reference.

10.18*	2003 Long Term Incentive Plan of C. R. Bard, Inc. (as Amended and Restated), filed as Exhibit 10bw to the company’s April 21, 2010 Form 8-K, is incorporated herein by reference.

10.19*	2012 Long Term Incentive Plan of C. R. Bard, Inc. as amended and restated, filed as Exhibit A to the company’s March 16, 2012 definitive Proxy Statement on Schedule 14A, is incorporated herein by reference.

10.20*	2005 Directors’ Stock Award Plan of C. R. Bard, Inc. (as Amended and Restated) (effective as of December 8, 2010), filed as Exhibit 10bw to the company’s December 31, 2010 Annual Report on Form 10-K, is incorporated herein by reference.

Number

10.21*	Executive Choice Plan of C. R. Bard, Inc., filed as Exhibit 10bx to the company’s December 31, 2010 Annual Report on Form 10-K, is incorporated herein by reference.

10.22*	Form of Stock Option Award Certificate and Form of Stock Option Terms and Conditions under the Company’s 2003 Long Term Incentive Plan, filed as Exhibit 10by to the company’s December 31, 2010 Annual Report on Form 10-K, is incorporated herein by reference.

10.23*	Form of Restricted Stock Award Certificate and Form of Restricted Stock/Restricted Stock Units Terms and Conditions under the Company’s 2003 Long Term Incentive Plan, filed as Exhibit 10bz to the company’s December 31, 2010 Annual Report on Form 10-K, is incorporated herein by reference.

10.24*	Form of Change of Control Agreement between the company and certain of its officers, filed as Exhibit 10ca to the company’s December 31, 2010 Annual Report on Form 10-K, is incorporated herein by reference.

10.25	Master confirmation agreement with Goldman, Sachs & Co., dated as of December 15, 2010, between Goldman, Sachs & Co. and C. R. Bard, Inc., filed as Exhibit 10cb to the company’s December 31, 2010 Annual Report on Form 10-K, is incorporated herein by reference.***

10.26	Supplemental confirmation agreement, dated as of December 15, 2010, between Goldman, Sachs & Co. and C. R. Bard, Inc., filed as Exhibit 10cc to the company’s December 31, 2010 Annual Report on Form 10-K, is incorporated herein by reference.***

10.27	Credit Agreement dated as of October 12, 2011, among C. R. Bard, Inc., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (as Joint Lead Arrangers and Joint Bookrunners), JPMorgan Chase Bank, N.A. (as Administrative Agent), Bank of America, N.A. (as Syndication Agent) and Barclays Bank PLC, Goldman Sachs Bank USA, Wells Fargo Bank, National Association and Royal Bank of Canada (each as Documentation Agents), filed as Exhibit 10ce to the company’s September 30, 2011 Form 10-Q, is incorporated herein by reference.

10.28	Cooperation Agreement, dated January 20, 2012, by and among C. R. Bard, Inc., ValueAct Capital Master Fund, L.P., VA Partners I, LLC, ValueAct Capital Management, L.P., ValueAct Capital Management, LLC and G. Mason Morfit, filed as Exhibit 10cf to the company’s January 20, 2012 Form 8-K, is incorporated herein by reference.

10.29*	Form of Restricted Stock Units Award Certificate and Form of Restricted Stock Units Terms and Conditions under the Company’s 2003 Long Term Incentive Plan, filed as Exhibit 10cg to the company’s December 31, 2011 Annual Report on Form 10-K, is incorporated herein by reference.

10.30*	Form of Performance Long-Term Incentive Award Certificate and Form of Performance Long-Term Incentive Award Terms and Conditions under the Company’s 2003 Long Term Incentive Plan, filed as Exhibit 10ci to the company’s March 31, 2012 Form 10-Q, is incorporated herein by reference.

10.31*	Incentive-Based Compensation Recovery (“Clawback”) Policy, titled as Exhibit 10.31 to the company’s December 31, 2014 Form 10-K, is incorporated herein by reference.

10.32*	2005 Directors’ Stock Award Plan of C. R. Bard, Inc. (as Amended and Restated), filed as Exhibit 10.32 to the company’s December 31, 2012 Annual Report on Form 10-K, is incorporated herein by reference.

10.33*	2012 Long Term Incentive Plan of C. R. Bard, Inc. as amended and restated, filed as Exhibit 10.34 to the company’s April 19, 2013 Form 8-K, is incorporated herein by reference.

10.34*	2005 Directors’ Stock Award Plan of C. R. Bard, Inc. (as Amended and Restated), filed as Exhibit 10.34 to the company’s September 30, 2013 Form 10-Q, is incorporated herein by reference.

Number

10.35	Amendment No. 1, dated as of September 26, 2013, to Credit Agreement dated as of October 12, 2011, among C. R. Bard, Inc., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (as Joint Lead Arrangers and Joint Bookrunners), JPMorgan Chase Bank, N.A. (as Administrative Agent), Bank of America, N.A. (as Syndication Agent) and Barclays Bank PLC, Goldman Sachs Bank USA, Wells Fargo Bank, National Association and Royal Bank of Canada (each as Documentation Agents), filed as Exhibit 10.35 to the company’s September 30, 2013 Form 10-Q, is incorporated herein by reference.

10.36*	Form of Restricted Stock Units Award Certificate and Form of Restricted Stock Units Terms and Conditions under the company’s 2012 Long Term Incentive Plan, filed as Exhibit 10.36 to the company’s December 31, 2013 Annual Report on Form 10-K, is incorporated herein by reference.

10.37*	Form of Stock Option Award Certificate and Form of Stock Option Terms and Conditions under the company’s 2012 Long Term Incentive Plan, filed as Exhibit 10.37 to the company’s December 31, 2013 Annual Report on Form 10-K, is incorporated herein by reference.

10.38*	Executive Bonus Plan of C. R. Bard, Inc., effective January 1, 2014, filed as Exhibit 10.39 to the company’s March 31, 2014 Form 10-Q, is incorporated herein by reference.

10.39*	2012 Long Term Incentive Plan of C. R. Bard, Inc. (as Amended and Restated), effective April 16, 2014, filed as Exhibit 10.38 to the company’s April 17, 2014 Form 8-K, is incorporated herein by reference.

10.40	Amendment No. 2, dated as of November 18, 2014, to Credit Agreement dated as of October 12, 2011, among C. R. Bard, Inc., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (as Joint Lead Arrangers and Joint Bookrunners), JPMorgan Chase Bank, N.A. (as Administrative Agent), Bank of America, N.A. (as Syndication Agent) and Barclays Bank PLC, Goldman Sachs Bank USA, Wells Fargo Bank, National Association and Royal Bank of Canada (each as Documentation Agents), titled as Exhibit 10.40 to the company’s December 31, 2014 Form 10-K, is incorporated herein by reference.

10.41	2012 Long-Term Incentive Plan of C. R. Bard, Inc. (as Amended and Restated), effective April 15, 2015, filed as Exhibit 10.41 to the company’s April 17, 2015 Form 8-K, is incorporated herein by reference.

10.42	Amendment No. 3, dated as of November 23, 2015, to Credit Agreement dated as of October 12, 2011, among C. R. Bard, Inc., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (as Joint Lead Arrangers and Joint Bookrunners), JPMorgan Chase Bank, N.A. (as Administrative Agent), Bank of America, N.A. (as Syndication Agent) and Barclays Bank PLC, Goldman Sachs Bank USA, Wells Fargo Bank, National Association and Royal Bank of Canada (each as Documentation Agents).**

12.1	Computation of Ratio of Earnings to Fixed Charges**

21	Subsidiaries of the Registrant**

23.1	Consent of Independent Registered Public Accounting Firm**

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer**

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer**

32.1	Section 1350 Certification of Chief Executive Officer**

32.2	Section 1350 Certification of Chief Financial Officer**

99	Form of indemnity agreement between the company and each of its directors and officers, filed as Exhibit 99 to the company’s December 31, 1993 Annual Report on Form 10-K, is incorporated herein by reference.

Number

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Each of these exhibits constitutes a management contract or a compensatory plan or arrangement.

**	Filed herewith.

***	An application for confidential treatment for selected portions of these agreements was granted by the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C. R. BARD, INC. (Registrant)

Date: February 12, 2016	By:	/S/ CHRISTOPHER S. HOLLAND
Christopher S. Holland
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ TIMOTHY M. RING Timothy M. Ring	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 12, 2016

/S/ JOHN H. WEILAND John H. Weiland	President and Chief Operating Officer and Director	February 12, 2016

/S/ CHRISTOPHER S. HOLLAND Christopher S. Holland	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 12, 2016

/S/ FRANK LUPISELLA JR. Frank Lupisella Jr.	Vice President and Controller (Principal Accounting Officer)	February 12, 2016

/S/ DAVID M. BARRETT David M. Barrett	Director	February 12, 2016

/S/ MARC C. BRESLAWSKY Marc C. Breslawsky	Director	February 12, 2016

/S/ ROBERT M. DAVIS Robert M. Davis	Director	February 12, 2016

/S/ HERBERT L. HENKEL Herbert L. Henkel	Director	February 12, 2016

/S/ JOHN C. KELLY John C. Kelly	Director	February 12, 2016

/S/ DAVID F. MELCHER David F. Melcher	Director	February 12, 2016

/S/ GAIL K. NAUGHTON Gail K. Naughton	Director	February 12, 2016

/S/ TOMMY G. THOMPSON Tommy G. Thompson	Director	February 12, 2016

/S/ ANTHONY WELTERS Anthony Welters	Director	February 12, 2016

/S/ TONY L. WHITE Tony L. White	Director	February 12, 2016