Form 10-Q
period 2016-03-31
BARD C R INC /NJ/
filed 2016-04-28
CIK 9892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2016
Common Stock - $0.25 par value	73,318,689

C. R. BARD, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands except per share amounts, unaudited)

	Three Months Ended March 31,
	2016	2015
Net sales	$873,500	$819,700

Costs and expenses:
Cost of goods sold	320,400	311,200
Marketing, selling and administrative expense	270,600	235,700
Research and development expense	68,300	60,600
Interest expense	11,300	11,300
Other (income) expense, net	60,000	16,300

Total costs and expenses	730,600	635,100

Income from operations before income taxes	142,900	184,600

Income tax provision	26,700	44,800

Net income	$116,200	$139,800

Basic earnings per share available to common shareholders	$1.56	$1.85

Diluted earnings per share available to common shareholders	$1.54	$1.82

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands, unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$116,200	$139,800
Other comprehensive income (loss):
Change in derivative instruments designated as cash flow hedges, net of tax	(9,200)	100
Foreign currency translation adjustments	1,600	(53,700)
Benefit plan adjustments, net of tax	1,700	1,900

Other comprehensive income (loss)	(5,900)	(51,700)

Comprehensive income	$110,300	$88,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands except share and per share amounts, unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$765,000	$950,500
Restricted cash	210,600	80,400
Accounts receivable, less allowances of $10,300 and $7,500, respectively	458,100	445,100
Inventories	439,700	413,700
Short-term deferred tax assets	97,300	123,900
Other current assets	104,200	79,600

Total current assets	2,074,900	2,093,200

Property, plant and equipment, at cost	831,000	807,800
Less accumulated depreciation and amortization	357,100	335,400

Net property, plant and equipment	473,900	472,400
Goodwill	1,264,200	1,140,600
Core and developed technologies, net	728,200	744,300
Other intangible assets, net	383,200	274,800
Deferred tax assets	28,800	21,800
Other assets	223,700	192,100

Total assets	$5,176,900	$4,939,200

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities
Short-term borrowings and current maturities of long-term debt	$525,600	$250,200
Accounts payable	96,800	70,700
Accrued expenses	623,000	730,000
Accrued compensation and benefits	140,300	187,900
Income taxes payable	7,900	23,000

Total current liabilities	1,393,600	1,261,800

Long-term debt	1,144,500	1,144,100
Other long-term liabilities	1,015,000	936,700
Deferred income taxes	163,900	141,300
Commitments and contingencies
Shareholders’ investment:
Preferred stock, $1 par value, authorized 5,000,000 shares; none issued	—	—
Common stock, $0.25 par value, authorized 600,000,000 shares; issued and outstanding 73,318,689 shares at March 31, 2016 and 73,697,371 shares at December 31, 2015	18,300	18,400
Capital in excess of par value	2,210,000	2,148,400
Accumulated deficit	(554,500)	(503,500)
Accumulated other comprehensive loss	(213,900)	(208,000)

Total shareholders’ investment	1,459,900	1,455,300

Total liabilities and shareholders’ investment	$5,176,900	$4,939,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$116,200	$139,800
Adjustments to reconcile net income to net cash provided by operating activities, net of acquired businesses:
Depreciation and amortization	53,000	46,100
Litigation charges	48,900	10,300
Restructuring and productivity initiative costs, net of payments	7,700	3,300
Deferred income taxes	20,900	26,500
Share-based compensation	26,200	23,000
Inventory reserves and provision for doubtful accounts	9,300	5,200
Other items	1,000	1,300
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	6,100	8,600
Inventories	(21,300)	(20,600)
Current liabilities	(138,200)	(104,100)
Taxes	(40,100)	(8,300)
Other, net	(22,500)	(17,100)

Net cash provided by operating activities	67,200	114,000

Cash flows from investing activities:
Capital expenditures	(20,500)	(29,200)
Change in restricted cash	(130,200)	26,100
Payments made for purchases of businesses, net of cash acquired	(202,800)	—
Payments made for intangibles	(200)	(200)

Net cash used in investing activities	(353,700)	(3,300)

Cash flows from financing activities:
Change in short-term borrowings, net	525,600	153,000
Payment of long-term debt	(250,000)	—
Proceeds from exercises under share-based compensation plans, net	(6,500)	5,300
Excess tax benefit relating to share-based compensation plans	19,000	17,600
Purchases of common stock	(167,400)	(204,200)
Dividends paid	(18,000)	(16,800)
Payments of contingent consideration	(100)	(4,000)

Net cash provided by (used in) financing activities	102,600	(49,100)

Effect of exchange rate changes on cash and cash equivalents	(1,600)	(17,500)

(Decrease) increase in cash and cash equivalents during the period	(185,500)	44,100

Balance at January 1	950,500	960,100

Balance at March 31	$765,000	$1,004,200

Supplemental cash flow information
Cash paid for:
Interest	$16,600	$16,000
Income taxes	26,900	9,000
Non-cash transactions:
Purchases of businesses and related costs	$17,100	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of C. R. Bard, Inc. and its subsidiaries (the “company” or “Bard”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in Bard’s 2015 Annual Report on Form 10-K. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in the financial statements in Bard’s 2015 Annual Report on Form 10-K. The preparation of these financial statements requires the company to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities at the date of the financial statements. These financial statements include all normal and recurring adjustments necessary for a fair presentation. The accounts of most foreign subsidiaries are consolidated as of and for the quarters ended February 29, 2016 and February 28, 2015 and as of November 30, 2015. No events occurred related to these foreign subsidiaries during the months of March 2016, March 2015 or December 2015 that materially affected the financial position or results of operations of the company. The results for the interim periods presented are not necessarily indicative of the results expected for the year.

Recently Adopted Accounting Pronouncement

In April 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that requires debt issuance costs to be presented as a direct deduction from the carrying amount of the related debt rather than as an asset. In 2016, the company retrospectively adopted this update, as required, and the amounts reclassified from other assets to long-term debt on the consolidated balance sheets were not material.

New Accounting Pronouncements Not Yet Adopted

In March 2016, the FASB issued an accounting standard update that includes multiple provisions intended to simplify various aspects of the accounting for share-based payments, including the income tax items and the classification of these items on the statement of cash flows. This update will be effective as of the beginning of Bard’s 2017 fiscal year. The company is assessing this update and has not yet determined the impact to the consolidated financial statements.

In February 2016, the FASB issued a new accounting standard to use in the accounting for leases. The new standard will require, among other items, lessees to recognize most leases on the balance sheet by recording a right-of-use asset and a lease liability. This standard will be effective as of the beginning of Bard’s 2019 fiscal year. The company is assessing the new standard and has not yet determined the impact to the consolidated financial statements.

In November 2015, the FASB issued an accounting standard update that simplifies the balance sheet classification of deferred taxes. This update requires all deferred tax assets and liabilities to be reported as non-current in the balance sheet. This update will be effective as of the beginning of Bard’s 2017 fiscal year. Other than the reclassification to non-current of the short-term deferred tax assets and liabilities recognized in the consolidated balance sheets, this update is not expected to have a material impact on the company’s consolidated financial statements.

In May 2014, the FASB issued a new accounting standard that provides for a comprehensive model to use in the accounting for revenue arising from contracts with customers. Under this standard, revenue will be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The company continues to assess the new standard, as well as updates to the standard that have been proposed by the FASB, and has not yet determined the impact to the consolidated financial statements. The company will adopt the new standard beginning with Bard’s 2018 fiscal year.

2. Acquisitions

On January 21, 2016, the company acquired all of the outstanding shares of Liberator Medical Holdings, Inc. (“Liberator”), a publicly-held direct-to-consumer distributor of urological catheters, ostomy supplies, mastectomy fashions and diabetic medical supplies for a purchase price of $181.1 million. This acquisition enhances the company’s position in the home healthcare market in the United States. The acquisition was accounted for as a business combination, and the results of operations have been included in the company’s results since the acquisition date. The fair value of the assets acquired and the liabilities assumed results in the recognition of: customer relationships of $53.0 million; other intangibles of $26.0 million, primarily consisting of a trade name and non-compete agreements; deferred tax liabilities of $31.6 million, primarily associated with intangible assets; and other net assets of $11.9 million. The excess of the purchase price over fair value of the acquired net assets was recorded as goodwill of $121.8 million. The goodwill recognized includes the value of expected market expansion in the home healthcare market through Liberator’s direct-to-consumer capabilities that provide additional opportunity for market penetration. Additionally, synergies are expected to result from the alignment of sales call points

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

within the company’s sales organization. The goodwill is not deductible for tax purposes. Customer relationships and other intangible assets are being amortized over their weighted average estimated useful lives of approximately 12 years and 8 years, respectively. The company has not yet finalized the purchase accounting, which may be adjusted as further information about conditions existing at the acquisition date become available.

On December 3, 2015, the company, through a wholly-owned foreign subsidiary, acquired all of the outstanding shares of Embo Medical Limited (“Embo”), a privately-held company headquartered in Galway, Ireland, specializing in the development of peripheral embolization devices. The total purchase consideration included an up-front cash payment of $21.0 million and the fair value of future additional milestone payments of up to $22.5 million that are contingent upon specific regulatory and revenue-related milestones being achieved, which had a fair value of $16.6 million as of the acquisition date. The acquisition was recognized in the first quarter of 2016 for this foreign subsidiary. The fair value of the assets acquired and the liabilities assumed resulted in the recognition of: an acquired in-process research and development asset (“IPR&D”) of $36.1 million related to the development of the CaterpillarTM vascular plug device; goodwill of $4.4 million; and other net liabilities of $2.9 million. The goodwill is not deductible for tax purposes. The fair value of the IPR&D asset was determined based upon the present value of expected future cash flows adjusted for the probability of technological and regulatory success, utilizing a risk-adjusted discount rate of 17.5%. The fair value of the future contingent consideration was determined utilizing a probability weighted cash flow estimate adjusted for the expected timing of the payment. The company has not yet finalized the purchase accounting, which may be adjusted as further information about conditions existing at the acquisition date become available.

3. Earnings per Common Share

Earnings per share (“EPS”) is computed under the two-class method using the following common share information:

	Three Months Ended March 31,
	2016	2015
(dollars and shares in millions)
EPS Numerator:
Net income	$116.2	$139.8
Less: Income allocated to participating securities	0.6	2.1

Net income available to common shareholders	$115.6	$137.7

EPS Denominator:
Weighted average common shares outstanding	74.0	74.4
Dilutive common share equivalents from share-based compensation plans	1.2	1.4

Weighted average common and common equivalent shares outstanding, assuming dilution	75.2	75.8

4. Income Taxes

The company’s effective tax rate for the quarter ended March 31, 2016 was 18.7% compared to 24.3% for the same period in the prior year. The effective tax rate for the quarter ended March 31, 2016 reflected the discrete tax effects of litigation charges related to product liability claims, which were incurred in a high tax jurisdiction. See Note 7 of the notes to condensed consolidated financial statements.

At March 31, 2016, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was $23.3 million (of which $19.7 million would impact the effective tax rate, if recognized) plus $3.1 million of accrued interest. At December 31, 2015, the liability for unrecognized tax benefits was $22.3 million plus $2.8 million of accrued interest. Depending upon the result of open tax examinations and/or the expiration of applicable statutes of limitation, the company believes it is reasonably possible that the total amount of unrecognized tax benefits may decrease by up to $8.3 million within the next 12 months.

5. Financial Instruments

For further discussion regarding the company’s use of derivative instruments, see Note 1 of the notes to consolidated financial statements in Bard’s 2015 Annual Report on Form 10-K.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Exchange Derivative Instruments

The company enters into readily marketable forward and option contracts with financial institutions to help reduce its exposure to foreign currency exchange rate fluctuations. These contracts limit volatility because gains and losses associated with foreign currency exchange rate movements are generally offset by movements in the underlying hedged item. The notional value of the company’s forward currency and option currency contracts was $205.4 million and $191.6 million at March 31, 2016 and December 31, 2015, respectively.

Interest Rate Derivative Instruments

In January 2016, the company’s outstanding interest rate swap contract was terminated concurrent with the maturity of the underlying 2.875% fixed-rate notes. The notional value of the company’s interest rate swap contract was $250 million and effectively converted these fixed-rate notes to a floating-rate instrument.

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

The location and fair value of derivative instruments that are designated as hedging instruments recognized in the condensed consolidated balance sheets are as follows:

	Balance Sheet Location	Fair Value of Derivatives
Derivatives Designated as Hedging Instruments		March 31, 2016	December 31, 2015
(dollars in millions)
Forward currency contracts	Other current assets	$1.2	$2.9
Option currency contracts	Other current assets	1.7	3.8
Interest rate swap contract	Other current assets	—	0.2
Forward currency contracts	Other assets	0.1	—

		$3.0	$6.9

Forward currency contracts	Accrued expenses	$4.0	$6.2
Interest rate swap contract	Accrued expenses	22.5	8.0

		$26.5	$14.2

The location and amounts of gains and losses on derivative instruments designated as cash flow hedges and the impact on shareholders’ investment are as follows:

	Gain/(Loss) Recognized in Other Comprehensive Income (Loss)		Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
	Three Months Ended March 31,			Three Months Ended March 31,
	2016	2015		2016	2015
(dollars in millions)
Forward currency contracts	$(0.8)	$0.1	Cost of goods sold	$(2.4)	$0.8
Option currency contracts	(1.7)	9.0	Cost of goods sold	1.8	1.1
Interest rate swap contract	(14.5)	(7.9)	Interest expense	—	—

	$(17.0)	$1.2		$(0.6)	$1.9

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes certain financial instrument assets and (liabilities) measured at fair value on a recurring basis:

	March 31, 2016	December 31, 2015
(dollars in millions)
Forward currency contracts	$(2.7)	$(3.3)
Option currency contracts	1.7	3.8
Interest rate swap contracts	(22.5)	(7.8)

The fair values were measured using significant other observable inputs and valued by reference to similar financial instruments, adjusted for restrictions and other terms specific to each instrument. These financial instruments are categorized as Level 2 under the fair value hierarchy.

The fair value of the liability for contingent consideration related to acquisitions was $22.8 million and $11.2 million at March 31, 2016 and December 31, 2015, respectively. The increase in the fair value of the liability for contingent consideration was primarily related to the addition of contingent consideration due to the acquisition of Embo and was partly offset by a reduction in the probability of the achievement of other unrelated revenue-based and manufacturing-related milestones. See Note 2 of the notes to condensed consolidated financial statements. The fair value was measured using significant unobservable inputs and is categorized as Level 3 under the fair value hierarchy.

Financial Instruments Not Measured at Fair Value

The company maintains a $1 billion five-year committed syndicated bank credit facility that expires in November 2020. The credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The facility includes pricing based on the company’s long-term credit ratings and includes a financial covenant that limits the amount of total debt to total capitalization. At March 31, 2016 the company was in compliance with this covenant. The fair value of commercial paper borrowings outstanding of $525.6 million at March 31, 2016 approximated the carrying value. There were no commercial paper borrowings outstanding at December 31, 2015.

The estimated fair value of long-term debt (including current maturities and the effect of the related interest rate swap contract for the prior year period) was approximately $1,227.0 million and $1,449.8 million at March 31, 2016 and December 31, 2015, respectively. The decrease in fair value is primarily due to the company’s redemption of its $250 million 2.875% notes due January 2016. The fair value was estimated using dealer quotes for similarly-rated debt instruments over the remaining contractual term of the company’s obligation and is categorized as Level 2 under the fair value hierarchy.

The fair value of the non-contingent future payments related to the Medicon, Inc. acquisition of $70.9 million and $66.0 million at March 31, 2016 and December 31, 2015, respectively, approximated the carrying value. At March 31, 2016 and December 31, 2015, future payments of $54.1 million and $50.3 million, respectively, were recorded to other long-term liabilities. These payments will be paid in Japanese Yen and are subject to exchange rate fluctuations. The fair value was estimated by discounting the future payments based upon the timing of such payments and is categorized as Level 2 under the fair value hierarchy.

Concentration Risk

Accounts receivable balances include sales to government-supported healthcare systems outside the United States. The company monitors economic conditions and evaluates accounts receivable in certain countries for potential collection risks. Economic conditions and other factors in certain countries, particularly in Spain, Italy, Greece and Portugal, have resulted in, and may continue to result in, an increase in the average length of time that it takes to collect these accounts receivable and may require the company to re-evaluate the collectability of these receivables in future periods. At March 31, 2016, the company’s accounts receivable, net of allowances, from the national healthcare systems and private sector customers in these four countries was $49.6 million, of which $4.7 million was greater than 365 days past due.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Inventories

Inventories consisted of:

	March 31, 2016	December 31, 2015
(dollars in millions)
Finished goods	$259.8	$252.3
Work in process	30.1	23.8
Raw materials	149.8	137.6

	$439.7	$413.7

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

Product Liability Matters

Hernia Product Claims

As of March 31, 2016, approximately 40 federal and 60 state lawsuits involving individual claims by approximately 100 plaintiffs, as well as one putative class action in the United States, are currently pending against the company with respect to its Composix® Kugel® and certain other hernia repair implant products (collectively, the “Hernia Product Claims”). The company voluntarily recalled certain sizes and lots of the Composix® Kugel® products beginning in December 2005. In June 2007, the Composix® Kugel® lawsuits and, subsequently, other hernia repair product lawsuits, pending in federal courts nationwide were transferred into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island. The MDL stopped accepting new cases in the second quarter of 2014. As of March 31, 2016, all but one of the putative class actions pending against the company were dismissed. The remaining putative class action pending against the company has not been certified and seeks: (i) medical monitoring; (ii) compensatory damages; (iii) punitive damages; (iv) a judicial finding of defect and causation; and/or (v) attorneys’ fees. In April 2014, a settlement was reached with respect to the three putative Canadian class actions within amounts previously recorded by the company. Approximately 40 of the state lawsuits, involving individual claims by approximately 40 plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions. The Hernia Product Claims also generally seek damages for personal injury resulting from use of the products.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Women’s Health Product Claims

As of March 31, 2016, product liability lawsuits involving individual claims by approximately 12,875 plaintiffs are currently pending against the company in various federal and state jurisdictions alleging personal injuries associated with the use of certain of the company’s surgical continence products for women. With respect to a majority of these lawsuits, the company believes that two subsidiaries of Medtronic plc (as successor in interest to Covidien plc) (“Medtronic”), each a supplier of the company, have an obligation to defend and indemnify the company with respect to any product defect liability. As described below, in July 2015 the company reached an agreement with Medtronic regarding certain aspects of Medtronic’s indemnification obligation. In addition, five putative class actions in the United States and five putative class actions in Canada have been filed against the company, and a limited number of other claims have been filed or asserted in various non-U.S. jurisdictions. The foregoing lawsuits, unfiled or unknown claims, putative class actions and other claims, together with claims that have settled or are the subject of agreements or agreements in principle to settle, are referred to collectively as the “Women’s Health Product Claims”. The Women’s Health Product Claims generally seek damages for personal injury resulting from use of the products. The putative class actions, none of which has been certified, seek: (i) medical monitoring; (ii) compensatory damages; (iii) punitive damages; (iv) a judicial finding of defect and causation; and/or (v) attorneys’ fees. In April 2015, the Ontario Superior Court of Justice dismissed the plaintiffs’ motion for class certification in one Canadian putative class action. In March 2016, the company reached an agreement in principle to resolve all Canadian putative class actions, with the exception of a Quebec class action, within amounts previously recorded by the company. The company expects administration of those settlements to take place over the next several quarters.

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

As of March 31, 2016, the company reached agreements or agreements in principle with various plaintiffs’ law firms to settle their respective inventories of cases totaling approximately 6,845 Women’s Health Product Claims, including approximately: 560 during 2014 and 6,285 during 2015. The company believes that these Women’s Health Product Claims are not the subject of Medtronic’s indemnification obligation. These settlement agreements and agreements in principle include unfiled and previously unknown claims held by various plaintiffs’ law firms, which have not been included in the approximate number of lawsuits set forth in the first paragraph of this section. Each agreement is subject to certain conditions, including requirements for participation in the proposed settlements by a certain minimum number of plaintiffs. The company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Women’s Health Product Claims, which may include additional inventory settlements. Notwithstanding these settlement efforts, the company anticipates additional trials over the next 12 months. In addition, one or more possible consolidated trials may occur in the future.

In July 2015, as part of the agreement noted above, Medtronic agreed to take responsibility for pursuing settlement of certain of the Women’s Health Product Claims that relate to products distributed by the company under supply agreements with Medtronic and the company has paid Medtronic $121 million towards these potential settlements. The company also may, in its sole discretion, transfer responsibility for settlement of additional Women’s Health Product Claims to Medtronic on similar terms. The agreement does not resolve the dispute between the company and Medtronic with respect to Women’s Health Product Claims that do not settle, if any. As part of the agreement, Medtronic and the company agreed to dismiss without prejudice their previously filed litigation with respect to Medtronic’s obligation to defend and indemnify the company.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The approximate number of lawsuits set forth in the first paragraph of this section does not include approximately 660 generic complaints involving women’s health products where the company cannot, based on the allegations in the complaints, determine whether any of those cases involve the company’s women’s health products. In addition, the approximate number of lawsuits set forth in the first paragraph of this section does not include approximately 1,070 claims that have been threatened against the company but for which complaints have not yet been filed. In addition, the company has limited information regarding the nature and quantity of these and other unfiled or unknown claims. During the course of engaging in settlement discussions with plaintiffs’ law firms, the company has learned, and may in future periods learn, additional information regarding these and other unfiled or unknown claims, or other lawsuits, which could materially impact the company’s estimate of the number of claims or lawsuits against the company. While the company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Women’s Health Product Claims and intends to vigorously defend the Women’s Health Product Claims that do not settle, including through litigation, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

Filter Product Claims

As of March 31, 2016, product liability lawsuits involving individual claims by approximately 375 plaintiffs are currently pending against the company in various federal and state jurisdictions alleging personal injuries associated with the use of the company’s vena cava filter products (all lawsuits, collectively, the “Filter Product Claims”). In August 2015, the Judicial Panel for Multi-District Litigation (“JPML”) ordered the creation of a Multi-District Litigation for all federal Filter Product Claims (the “IVC Filter MDL”) in the District of Arizona. There are approximately 345 lawsuits that have been, or shortly will be, transferred to the IVC Filter MDL. The remaining approximately 30 lawsuits are pending in various state courts across the country. In March 2016, a Canadian class action was filed against the company in Quebec. The first Filter Product Claim trial was completed in June 2012 and resulted in a judgment for the company. During the second quarter of 2013, the company finalized settlement agreements with respect to more than 30 Filter Product Claims and made payments with respect to such claims within the amounts previously recorded by the company. The approximate number of lawsuits set forth above do not include approximately 75 claims that have been threatened against the company but for which complaints have not yet been filed. In addition, the company has limited information regarding the nature and quantity of these and other unfiled or unknown claims. The company continues to receive claims and lawsuits and may in future periods learn additional information regarding other unfiled or unknown claims, or other lawsuits, which could materially impact the company’s estimate of the number of claims or lawsuits against the company. The company expects that additional trials of Filter Product Claims may take place over the next 12 months. While the company intends to vigorously defend Filter Product Claims that do not settle, including through litigation, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

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

In June 2011, W.L. Gore & Associates, Inc. (“Gore”) filed suit in the U.S. District Court in Delaware alleging the company had infringed on several of Gore’s patents. Fact and expert discovery have been completed and in the fourth quarter of 2014, the parties both filed a number of motions, including motions for summary judgment. Oral arguments on the motions occurred on January 30, 2015. In December 2015, the Delaware District Court granted the company’s motion of no willful infringement, thereby eliminating Gore’s request for enhanced damages. The company’s summary judgment motion of laches (undue delay) remains pending, which could impact the total potential damages period. In the third quarter of 2015 the company filed a motion to dismiss a significant portion of Gore’s damages claim on the grounds that Gore lacks proper standing. The trial on this matter has been continued until later in 2016. The company intends to vigorously defend the allegations asserted by Gore. The company cannot give any assurances that an adverse resolution of this matter will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

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

In the second quarter of 2014, the company recorded a charge, net of estimated recoveries to other (income) expense, net, of approximately $259.0 million ($238.0 million after tax) related to certain of the product liability matters discussed

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

above under the heading “Product Liability Matters”. The company recorded this charge based on additional information obtained during the quarter, including but not limited to: the allegations and documentation supporting or refuting such allegations; publicly available information regarding similar medical device mass tort settlements; historical information regarding other product liability settlements involving the company; and the procedural posture and stage of litigation. Specifically, the company considered its discussions with plaintiffs’ counsel, the increase in the rate of claims being filed (which led the company to increase its estimate of future Women’s Health Product Claims), and the value, number of cases and nature of the inventory of cases with respect to the recent settlements of claims by the company and other manufacturers.

In the second quarter of 2015, the company recorded an additional charge related to these matters, net of estimated recoveries to other (income) expense, net, of approximately $337.0 million ($325.0 million after tax). The company recorded this charge based on additional information obtained during the quarter, including with respect to the factors noted above. Specifically the company considered the agreement and the agreement in principle by the company to settle approximately 2,880 Women’s Health Product Claims, the involvement of the Special Master in settlement resolution, additional settlements by other manufacturers subject to product liability claims with respect to similar products, and the continued rate of claims being filed (which led the company to increase its estimate of future Women’s Health Product Claims).

In the third quarter of 2015, the company recorded an additional charge related to these matters to other (income) expense, net, of approximately $241.0 million ($228.0 million after tax). The company recorded this charge based on additional information obtained with respect to the quarter, including with respect to the factors noted above. Specifically, the company considered the agreements and the agreement in principle by the company to settle approximately 3,030 Women’s Health Product Claims, discussions with plaintiffs’ counsel, additional information learned regarding the nature and quantity of unfiled and unknown claims (which led the company to increase its estimate of future Women’s Health Product Claims), a reconciliation of claims in connection with settlements, additional settlements by other manufacturers subject to product liability claims with respect to similar products, the rate of claims being filed, and the creation of the IVC Filter MDL.

In the first quarter of 2016, the company recorded an additional charge related to these matters to other (income) expense, net, of approximately $49.0 million ($31.0 million after tax). The company recorded this charge based on additional information obtained with respect to the quarter. Specifically, the company considered, among other factors, additional information learned regarding the nature and quantity of unfiled and filed claims, the increase in advertising by plaintiffs’ counsel with respect to IVC filters and an increase in the rate of claims being filed in Filter Product Claims (which led the company to increase its estimate of future Filter Product Claims).

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

Accruals for product liability and other legal matters amounted to $1,167.1 million, of which $429.9 million was recorded to accrued expenses, and $1,174.3 million, of which $516.5 million was recorded to accrued expenses, at March 31, 2016 and December 31, 2015, respectively. The company has made total payments of $569.7 million to qualified settlement funds (“QSFs”), subject to certain settlement conditions, for certain product liability matters, of which $182.5 million were made to QSFs during the three months ended March 31, 2016. Payments to QSFs are recorded as a component of restricted cash. Total payments of $361.0 million from these QSFs have been made to qualified claimants, of which $52.3 million were made during the three months ended March 31, 2016. In addition, other payments of $63.7 million have been made to qualified claimants, of which $1.2 million were made during the three months ended March 31, 2016.

The company recorded expected recoveries related to product liability matters amounting to $164.2 million, of which $163.6 million was recorded to other assets, and $132.8 million, of which $132.1 million was recorded to other assets, at March 31, 2016 and December 31, 2015, respectively. The terms of the company’s agreement with Medtronic are substantially consistent with the assumptions underlying, and the manner in which, the company has recorded expected recoveries related to the indemnification obligation. The expected recoveries at March 31, 2016 and December 31, 2015 related to the indemnification obligation are not in dispute with respect to claims that Medtronic settles pursuant to the agreement. As described above, the agreement does not resolve the dispute between the company and Medtronic with respect to Women’s Health Product Claims that do not settle, if any, and the company also may, in its sole discretion, transfer responsibility for settlement of additional Women’s Health Product Claims to Medtronic on similar terms.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The company is unable to estimate the reasonably possible losses or range of losses, if any, arising from certain existing product liability matters and other legal matters. Under U.S. generally accepted accounting principles, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight”. With respect to putative class action lawsuits in the United States and certain of the Canadian lawsuits relating to product liability matters, the company is unable to estimate a range of reasonably possible losses for the following reasons: (i) all or certain of the proceedings are in early stages; (ii) the company has not received and reviewed complete information regarding all or certain of the plaintiffs and their medical conditions; and/or (iii) there are significant factual issues to be resolved. In addition, there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class. In addition, with respect to the investigative subpoenas issued by various state and federal government agencies and other legal matters, the company is unable to estimate a range of reasonably possible losses for the following reasons: (i) all or certain of the proceedings are in early stages; and/or (ii) there are significant factual issues to be resolved.

8. Share-Based Compensation Plans

The company may grant a variety of share-based payments under the 2012 Long Term Incentive Plan of C. R. Bard, Inc., as amended and restated (the “LTIP”) and the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc., as amended and restated (the “Directors’ Plan”) to certain directors, officers and employees. The total number of remaining shares at March 31, 2016 that may be issued under the LTIP was 4,602,734 and under the Directors’ Plan was 26,102. Awards under the LTIP may be in the form of stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, unrestricted stock and other stock-based awards. Awards under the Directors’ Plan may be in the form of stock awards, stock options or stock appreciation rights. The company also has two employee stock purchase programs.

For the quarters ended March 31, 2016 and 2015, amounts charged against income for share-based payment arrangements were $26.2 million and $23.0 million, respectively.

In the first quarter of each of 2016 and 2015, the company granted performance restricted stock units to certain officers. These units have requisite service periods of three years and have no dividend rights. The actual payout of these units varies based on the company’s performance over the three-year period based on pre-established targets over the period and a market condition modifier based on total shareholder return (“TSR”) compared to an industry peer group. The actual payout under these awards may exceed an officer’s target payout; however, compensation cost initially recognized assumes that the target payout level will be achieved and may be adjusted for subsequent changes in the expected outcome of the performance-related condition. The fair values of these units are based on the market price of the company’s stock on the date of the grant and use a Monte Carlo simulation model for the TSR component. The fair values of the TSR components of the 2016 and 2015 grants were estimated based on the following assumptions: risk-free interest rate of 0.83% and 0.86%, respectively; dividend yield of 0.52% and 0.51%, respectively; and expected life of 2.89 and 2.78 years, respectively.

As of March 31, 2016, there were $128.0 million of unrecognized compensation expenses related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately three years. The company has sufficient shares to satisfy expected share-based payment arrangements in 2016.

9. Pension Plans

The company has both tax-qualified and nonqualified, noncontributory defined benefit pension plans, that together cover certain domestic and foreign employees. These plans provide benefits based upon a participant’s compensation and years of service.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of net periodic pension cost are as follows:

	Three Months Ended March 31,
	2016	2015
(dollars in millions)
Service cost, net of employee contributions	$7.3	$7.5
Interest cost	4.7	5.0
Expected return on plan assets	(8.1)	(7.8)
Amortization	2.6	2.9

Net periodic pension cost	$6.5	$7.6

In 2016, the company changed its method used to estimate the service and interest cost components of net periodic benefit cost for defined benefit plans from a single weighted-average discount rate to a full yield curve approach. The reduction in service and interest cost for the quarter ended March 31, 2016 associated with this change in estimate was approximately $1.3 million.

10. Shareholders’ Investment

The company repurchased approximately 0.9 million shares of common stock for $167.4 million in the three months ended March 31, 2016 under its previously announced share repurchase authorization.

Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component are as follows:

	Derivative Instruments Designated as Cash Flow Hedges		Foreign Currency Translation Adjustments	Benefit Plans	Total
(dollars in millions)
Balance at December 31, 2014	$0.9		$(3.1)	$(86.6)	$(88.8)
Other comprehensive income (loss) before reclassifications	0.2		(53.7)	—	(53.5)
Tax (provision) benefit (a)	1.3		—	—	1.3

Other comprehensive income (loss) before reclassifications, net of taxes	1.5		(53.7)	—	(52.2)

Reclassifications	(1.9	)(b)	—	2.9 (c)	1.0
Tax provision (benefit)	0.5		—	(1.0)	(0.5)

Reclassifications, net of tax	(1.4)		—	1.9	0.5

Other comprehensive income (loss)	0.1		(53.7)	1.9	(51.7)

Balance at March 31, 2015	$1.0		$(56.8)	$(84.7)	$(140.5)

Balance at December 31, 2015	$(8.7)		$(94.2)	$(105.1)	$(208.0)
Other comprehensive income (loss) before reclassifications	(15.9)		1.6	—	(14.3)
Tax (provision) benefit (a)	5.5		—	—	5.5

Other comprehensive income (loss) before reclassifications, net of taxes	(10.4)		1.6	—	(8.8)

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Derivative Instruments Designated as Cash Flow Hedges	Foreign Currency Translation Adjustments	Benefit Plans	Total
(dollars in millions)
Reclassifications	0.6 (b)	—	2.6 (c)	3.2
Tax provision (benefit)	0.6	—	(0.9)	(0.3)

Reclassifications, net of tax	1.2	—	1.7	2.9

Other comprehensive income (loss)	(9.2)	1.6	1.7	(5.9)

Balance at March 31, 2016	$(17.9)	$(92.6)	$(103.4)	$(213.9)

(a)	Income taxes are not provided for foreign currency translation adjustment.
(b)	See Note 5 of the notes to condensed consolidated financial statements.
(c)	These components are included in the computation of net periodic pension cost. See Note 9 of the notes to condensed consolidated financial statements.

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

Net sales based on the location of external customers by geographic region are:

	Three Months Ended March 31,
	2016	2015
(dollars in millions)
United States	$625.4	$574.1
Europe	104.3	106.4
Japan	34.6	41.0
Other	109.2	98.2

	$873.5	$819.7

Total net sales by product group category are:

	Three Months Ended March 31,
	2016	2015
(dollars in millions)
Vascular	$239.5	$231.9
Urology	216.7	205.6
Oncology	241.9	224.6
Surgical Specialties	151.4	135.9
Other	24.0	21.7

	$873.5	$819.7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis provides a review of the results of operations, financial condition and the liquidity and capital resources of C. R. Bard, Inc. and its subsidiaries (the “company” or “Bard”). The following discussion should be read in conjunction with Bard’s 2015 Annual Report on Form 10-K, and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. Certain statements contained herein may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995; see “Risks and Uncertainties; Cautionary Statement Regarding Forward-Looking Information” below.

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

The company’s earnings are driven by its ability to continue to generate sales of its products and improve operating efficiency. Bard’s ability to increase sales over time depends upon its success in developing, acquiring and marketing differentiated products that meet the needs of clinicians and their patients. For the three months ended March 31, 2016, the company’s research and development (“R&D”) expense as a percentage of net sales was 7.8%. The company also makes selective acquisitions of businesses, products and technologies, generally focusing on small-to-medium sized transactions to provide ongoing growth opportunities. In addition, the company may from time-to-time consider acquisitions of larger, established companies. The company may also periodically divest lines of business in which it is not able to reasonably attain or maintain a leadership position in the market or for other strategic reasons.

Acquisitions, Legal and Other Developments

Acquisitions

On January 21, 2016, the company acquired all of the outstanding shares of Liberator Medical Holdings, Inc. (“Liberator”), a publicly-held direct-to-consumer distributor of urological catheters, ostomy supplies, mastectomy fashions and diabetic medical supplies for a purchase price of $181.1 million. This acquisition enhances the company’s position in the home healthcare market in the United States. The purchase of Liberator was funded primarily with short-term borrowings.

On December 3, 2015, the company, through a wholly-owned foreign subsidiary, acquired all of the outstanding shares of Embo Medical Limited (“Embo”), a privately-held company headquartered in Galway, Ireland, specializing in the development of peripheral embolization devices. The total purchase consideration included an up-front cash payment of $21.0 million and the fair value of future additional milestone payments of up to $22.5 million that are contingent upon specific regulatory and revenue-related milestones being achieved, which had a fair value $16.6 million as of the acquisition date. The acquisition was recognized in the first quarter of 2016 for this foreign subsidiary. The purchase of Embo was funded by available cash on hand.

See Note 2 of the notes to condensed consolidated financial statements.

Legal Developments

In the first quarter of 2016, the company recorded an additional charge related to product liability matters to other (income) expense, net, of approximately $49.0 million ($31.0 million after tax).

For more information on legal matters, see Note 7 of the notes to condensed consolidated financial statements.

Medical Device Excise Tax

Beginning in 2013, the medical device industry was required to subsidize healthcare reform in the form of a 2.3% excise tax on United States sales of most medical devices. In December 2015, as part of the Omnibus Appropriations Act, the medical device excise tax was suspended for 2016 and 2017. During the quarter ended March 31, 2015, the company recorded to marketing, selling and administrative expense an excise tax of $6.5 million.

Results of Operations

Net Sales

Bard’s consolidated net sales for the quarter ended March 31, 2016 increased 7% on a reported basis (8% on a constant currency basis) compared to the same period in the prior year. Net sales “on a constant currency basis” is a non-GAAP measure and should not be viewed as a replacement of GAAP results. See “Management’s Use of Non-GAAP Measures” below. Price changes had the effect of decreasing consolidated net sales for the quarter ended March 31, 2016 by approximately 40 basis points as compared to the same period in the prior year. The continued strength of the U.S. dollar, a trend that may continue, had the effect of decreasing consolidated net sales for the quarter ended March 31, 2016 by approximately one percentage point as compared to the same period in the prior year. The primary exchange rate fluctuation that impacted net sales was the movement of the Euro compared to the U.S. dollar. The impact of exchange rate fluctuations on net sales is not indicative of the impact on net earnings due to the offsetting impact of exchange rate movements on operating costs and expenses, costs incurred in other currencies and the company’s hedging activities.

Bard’s United States net sales of $625.4 million for the quarter ended March 31, 2016 increased 9% compared to $574.1 million in the prior year quarter. International net sales of $248.1 million for the quarter ended March 31, 2016 increased 1% on a reported basis (increased 7% on a constant currency basis) compared to $245.6 million in the prior year quarter.

A summary of net sales by product group category is as follows:

Product Group Summary of Net Sales

	Three Months Ended March 31,
	2016	2015	Change	Constant Currency
(dollars in millions)
Vascular	$239.5	$231.9	3%	5%
Urology	216.7	205.6	5%	7%
Oncology	241.9	224.6	8%	10%
Surgical Specialties	151.4	135.9	11%	13%
Other	24.0	21.7	11%	12%

Total net sales	$873.5	$819.7	7%	8%

Vascular Products - Bard markets a wide range of products for the peripheral vascular market, including endovascular products and vascular graft products. Also included within vascular products are royalty payments from W. L. Gore & Associates, Inc (“Gore”). Consolidated net sales of vascular products for the quarter ended March 31, 2016 increased 3% on a reported basis (5% on a constant currency basis) compared to the prior year quarter. This increase was primarily due to growth in sales of endovascular products. United States net sales of vascular products for the quarter ended March 31, 2016 increased 3% compared to the prior year quarter. International net sales of vascular products for the quarter ended March 31, 2016 increased 3% on a reported basis (10% on a constant currency basis) compared to the prior year quarter.

Consolidated net sales of endovascular products for the quarter ended March 31, 2016 increased 7% on a reported basis (9% on a constant currency basis) compared to the prior year quarter. Net sales in this product line for the quarter ended March 31, 2016 were favorably impacted by growth in sales of percutaneous transluminal angioplasty (“PTA”) balloon catheters, including drug-coated PTA balloon catheters, and biopsy products, and were partially offset by a decline in sales of stents, a trend that may continue.

Consolidated net sales of vascular graft products for the quarter ended March 31, 2016 decreased 1% on a reported basis (increased 3% on a constant currency basis) compared to the prior year quarter.

Urology Products - Bard markets a wide range of products for the urology market, including basic urology drainage products, fecal and urinary continence products and urological specialty products. Bard also markets StatLock® catheter stabilization products, which are used to secure many types of catheters sold by Bard and other companies, as well as Targeted Temperature Management™ products, which are used for therapeutic hypothermia. Consolidated net sales of urology products for the quarter ended March 31, 2016 increased 5% on a reported basis (7% on a constant currency basis) compared to the prior year quarter. This increase includes 7 percentage points of growth on both a reported basis and constant currency basis from direct-to-consumer sales as a result of the Liberator acquisition in January 2016. Consolidated net sales of urology products also included a decline of 6 percentage points on both a reported basis and constant currency basis from the impact of selling inventory acquired in the Medicon, Inc. (“Medicon”) acquisition during the quarter ended March 31, 2016, which was recorded as sales into the joint venture prior to the acquisition. Net sales were also favorably impacted by growth in sales of Targeted Temperature Management™ products. These increases were partially offset by declines in sales of StatLock® catheter stabilization products and surgical continence products, a trend that may continue. United States net sales of urology products for the quarter ended March 31, 2016 increased 16% compared to the prior year quarter. International net sales of urology products for the quarter ended March 31, 2016 decreased 15% on a reported basis (11% on a constant currency basis) compared to the prior year quarter. International net sales for the quarter ended March 31, 2016 reflected a decline in sales of basic drainage products. This decline reflects the impact of inventory acquired in the Medicon acquisition.

Consolidated net sales of basic drainage products for the quarter ended March 31, 2016 increased 4% on a reported basis (5% on a constant currency basis) compared to the prior year quarter.

Consolidated net sales of urological specialty products for the quarter ended March 31, 2016 increased 5% on a reported basis (8% on a constant currency basis) compared to the prior year quarter. The brachytherapy market has been losing procedural share to alternative therapies, a trend that may continue.

Consolidated net sales of continence products for the quarter ended March 31, 2016 increased 19% on a reported basis (22% on a constant currency basis) compared to the prior year quarter. This increase was primarily due to direct-to-consumer sales as a result of the Liberator acquisition. This increase was partially offset by a decline in sales of surgical continence products, a trend that is expected to continue.

Consolidated net sales of the StatLock® catheter stabilization product line for the quarter ended March 31, 2016 decreased 7% on a reported basis (5% on a constant currency basis) compared to the prior year quarter.

Oncology Products - Bard’s oncology business includes specialty vascular access products and enteral feeding devices. Specialty vascular access products include peripherally inserted central catheters (“PICCs”) used for intermediate to long-term central venous access, specialty access ports and accessories (“Ports”) used most commonly for chemotherapy, dialysis access catheters and vascular access ultrasound devices, which help facilitate the placement of PICCs. Consolidated net sales of oncology products for the quarter ended March 31, 2016 increased 8% on a reported basis (10% on a constant currency basis) compared to the prior year quarter. This increase was primarily due to growth in sales of PICCs and Ports. United States net sales of oncology products for the quarter ended March 31, 2016 increased 6% compared to the prior year quarter. International net sales of oncology products for the quarter ended March 31, 2016 increased 11% on a reported basis (19% on a constant currency basis) compared to the prior year quarter.

Consolidated net sales of PICCs for the quarter ended March 31, 2016 increased 8% on a reported basis (9% on a constant currency basis) compared to the prior year quarter.

Consolidated net sales of Ports for the quarter ended March 31, 2016 increased 6% on a reported basis (8% on a constant currency basis) compared to the prior year quarter.

Consolidated net sales of dialysis access catheters for the quarter ended March 31, 2016 increased 10% on a reported basis (12% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of vascular access ultrasound devices for the quarter ended March 31, 2016 increased 13% on a reported basis (increased 15% on a constant currency basis) compared to the prior year quarter.

Surgical Specialty Products - Surgical specialty products include soft tissue repair products, performance irrigation devices and biosurgery products, including hemostats and sealants. Consolidated net sales of surgical specialty products for the quarter ended March 31, 2016 increased 11% on a reported basis (13% on a constant currency basis) compared to the prior year quarter. This increase was primarily due to growth in sales of synthetic hernia repair products and biosurgery products and was partially offset by a decline in sales of natural hernia repair products and a decline in sales of performance irrigation products, a trend that may continue. United States net sales of surgical specialty products for the quarter ended March 31, 2016 increased 12% compared to the prior year quarter. International net sales of surgical specialty products for the quarter ended March 31, 2016 increased 9% on a reported basis (16% on a constant currency basis) compared to the prior year quarter.

The soft tissue repair product line includes synthetic and natural tissue hernia repair implants, natural tissue breast reconstruction implants and hernia fixation products. Consolidated net sales of soft tissue repair products for the quarter ended March 31, 2016 increased 11% on a reported basis (13% on a constant currency basis) compared to the prior year quarter. Net sales in this product line were favorably impacted by growth in sales of synthetic hernia repair products and hernia fixation products and were partially offset by declines in sales of natural tissue hernia repair products.

Consolidated net sales of biosurgery products for the quarter ended March 31, 2016 increased 19% on a reported basis (20% on a constant currency basis) compared to the prior year quarter. Net sales in the product line were favorably impacted by growth in sales of hemostats and surgical sealant products.

Consolidated net sales of performance irrigation products for the quarter ended March 31, 2016 decreased 7% on a reported basis (6% on a constant currency basis) compared to the prior year quarter.

Other Products - The other product group includes irrigation, wound drainage and certain original equipment manufacturers’ products.

Costs and Expenses

A summary of costs and expenses as a percentage of net sales is as follows:

	Three Months Ended March 31,
	2016(A)	2015(A)
Cost of goods sold	36.7%	38.0%
Marketing, selling and administrative expense	31.0%	28.8%
Research and development expense	7.8%	7.4%
Interest expense	1.3%	1.4%
Other (income) expense, net	6.9%	2.0%

Total costs and expenses	83.6%	77.5%

(A)	Amounts do not add due to rounding.

Cost of goods sold - Cost of goods sold consists principally of the manufacturing and distribution costs of the company’s products. The category also includes royalties paid by the company, amortization of intangible assets and the impact of certain hedging activities. Cost of goods sold as a percentage of net sales for the quarter ended March 31, 2016 decreased 130 basis points primarily due to the recognition of previously deferred profit on shipments to the joint venture prior to the Medicon acquisition, exchange rate fluctuations and other cost improvements. In addition, cost of goods sold for the quarters ended March 31, 2016 and 2015 included the reversal of liabilities with respect to certain revenue-based and manufacturing-related milestones. Incremental amortization of intangible assets primarily related to the acquisitions of Liberator, Vascular Pathways, Inc. and Medicon increased cost of goods sold as a percentage of net sales by approximately 50 basis points over the prior year quarter.

Marketing, selling and administrative expense - Marketing, selling and administrative expense consists principally of the costs associated with the company’s sales and administrative organizations. These costs as a percentage of net sales for the quarter ended March 31, 2016 increased 220 basis points compared to the prior year quarter primarily due to related costs from operations acquired in 2015 and 2016. This increase was partially offset by the suspension of the excise tax on medical device sales for 2016.

Research and development expense - Research and development expense consists principally of costs related to internal research and development activities, third-party research and development activities, and acquired in-process R&D (“IPR&D”) arising from the company’s business development activities. IPR&D costs may impact the comparability of the company’s results of operations between periods. Research and development expense for the quarter ended March 31, 2016 was $68.3 million, an increase of approximately 13% compared to the prior year quarter.

Interest expense - Interest expense was $11.3 million for both the quarters ended March 31, 2016 and 2015.

Other (income) expense, net - The components of other (income) expense, net, are as follows:

	Three Months Ended March 31,
	2016	2015
(dollars in millions)
Interest income	$(0.3)	$(0.3)
Foreign exchange (gains) losses	(1.9)	0.3
Litigation charges	48.9	10.3
Restructuring and productivity initiative costs	9.8	3.9
Acquisition-related items	3.7	0.5
Other, net	(0.2)	1.6

Total other (income) expense, net	$60.0	$16.3

Litigation charges – For the quarter ended March 31, 2016, the amount reflects the estimated costs for product liability matters. For the quarter ended March 31, 2015, the amount reflects litigation-related defense costs of $8.3 million in connection with the United States District Court for the Southern District of West Virginia’s pre-trial orders to prepare 500 individual cases for trial, and certain other litigation-related charges. See Note 7 of the notes to condensed consolidated financial statements.

Restructuring and productivity initiative costs – For the quarters ended March 31, 2016 and 2015, the amounts primarily reflect costs incurred in connection with productivity initiatives to optimize and streamline certain manufacturing and administrative functions to better align resources to the company’s business strategies. Key activities under these initiatives may include systems enhancements, the implementation of shared services centers designed to standardize and centralize processes or the outsourcing of certain services. Productivity initiative costs include consulting costs, primarily related to program creation and management, employee separation costs under the company’s existing severance program, and other related costs.

Acquisition-related items – For the quarters ended March 31, 2016 and 2015, the amounts primarily consist of acquisition-related integration costs. See Note 2 of the notes to condensed consolidated financial statements.

Income Tax Provision

The company’s effective tax rate for the quarter ended March 31, 2016 was 18.7% compared to 24.3% for the same period in the prior year. The effective tax rate for the quarter ended March 31, 2016 reflected the discrete tax effects of litigation charges related to product liability claims, which were incurred in a high tax jurisdiction. See Note 7 of the notes to condensed consolidated financial statements.

Net Income and Earnings Per Share Available to Common Shareholders

The company reported net income and diluted earnings per share available to common shareholders for the quarter ended March 31, 2016 of $116.2 million and $1.54, respectively. Net income and diluted earnings per share available to common shareholders for the prior year quarter were $139.8 million and $1.82, respectively. The current year quarter reflects litigation charges of $30.8 million, or $0.41 per diluted share, amortization of intangible assets of $21.4 million, or $0.28 per diluted share, restructuring and productivity initiative costs of $6.6 million, or $0.09 per diluted share, and net charges from acquisition-related items (primarily consisting of integration costs and purchase accounting adjustments) of $2.0 million, or $0.03 per diluted share. The prior year quarter reflects amortization of intangible assets of $19.2 million, or $0.25 per diluted share, litigation charges of $9.4 million, or $0.12 per diluted share, a net benefit from acquisition-related items (primarily consisting of purchase accounting adjustments) of $9.4 million, or $0.12 per diluted share, and restructuring and productivity initiative costs of $2.6 million, or $0.03 per diluted share.

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

	2016	2015
(dollars in millions)
Working capital	$681.3	$1,133.8

Current ratio	1.49/1	2.26/1

Cash and cash equivalents held by the company’s foreign subsidiaries were $758.8 million and $881.6 million at March 31, 2016 and December 31, 2015, respectively. It is the company’s intention to permanently reinvest the majority of these funds outside the United States to finance foreign operations, and the company’s plans do not demonstrate a need to repatriate these funds. If these funds are needed for U.S. operations for currently unforeseen circumstances or can no longer be permanently reinvested outside the United States, the company would be required to accrue and pay U.S. taxes on the earnings associated with these funds. In the United States, ongoing operating cash flows and available borrowings under the company’s committed syndicated bank credit facility provide it with sufficient liquidity.

For the three months ended March 31, 2016 and 2015, net cash provided by operating activities was $67.2 million and $114.0 million, respectively. The decrease in net cash provided by operating activities is primarily due to a settlement payment pursuant to an agreement with Medtronic (see Note 7 of the notes to condensed consolidated financial statements) and higher payments to claimants for certain product liability matters in the current year period.

For the three months ended March 31, 2016 and 2015, net cash used by investing activities was $353.7 million and $3.3 million, respectively. Capital expenditures were approximately $20.5 million and $29.2 million for the three months ended March 31, 2016 and 2015, respectively. The company spent $203.0 million for the acquisition of businesses, products and technology to augment existing product lines for the three months ended March 31, 2016. The current year reflects an increase of $130.2 million in restricted cash primarily related to payments to qualified settlement funds for certain product liability matters. The prior year reflects a decrease of $26.1 million in restricted cash primarily related to payments from qualified settlement funds for certain product liability matters.

For the three months ended March 31, 2016, net cash provided by financing activities was $102.6 million compared to the $49.1 million used for financing activities for the three months ended March 31, 2015. Total debt was $1.7 billion and $1.4 billion (including current maturities of $250.2 million) at March 31, 2016 and December 31, 2015, respectively. Total debt to total capitalization was 53.4% and 48.9% at March 31, 2016 and December 31, 2015, respectively, which reflects the redemption of the $250 million 2.875% notes due January 2016. Net cash used in financing activities also reflects $167.4 million used to repurchase 897,004 shares of common stock in the three months ended March 31, 2016 compared to $204.2 million to repurchase 1,184,553 shares of common stock in the prior year period. The company paid cash dividends of $0.24 per share and $0.22 per share for the three months ended March 31, 2016 and 2015, respectively.

The company maintains a $1.0 billion five-year committed syndicated bank credit facility that expires in November 2020. The credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The facility includes pricing based on the company’s long-term credit ratings and includes a financial covenant that limits the amount of total debt to total capitalization. At March 31, 2016, the company was in compliance with this covenant. The fair value of commercial paper borrowings outstanding of $525.6 million at March 31, 2016 approximated the carrying value. There were no commercial paper borrowings outstanding at December 31, 2015.

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

Certain Regulatory Matters

In October 2014 and November 2014, the United States Food and Drug Administration (“FDA”) conducted directed inspections at two of the company’s facilities after which the FDA issued Form-483’s to the company in connection with these inspections. The company responded to the FDA and implemented corrective and preventive actions to address the FDA’s concerns. On July 14, 2015, the company received a Warning Letter from the Los Angeles District office of the FDA. The Warning Letter specifically cites quality systems and medical device reporting observations relating to non-conformances previously identified in the Form-483 notices for Glens Falls, New York and Tempe, Arizona and appropriate market clearance or approval of two models of our Recovery Cone Removal Systems used to retrieve certain implanted filters. The Warning Letter states that, until the company resolves the outstanding issues covered by the Warning Letter, no premarket submissions for Class III devices to which the non-conformances are reasonably related will be cleared or approved. The company presently has two such submissions before the FDA, which the company does not believe are material to its business. The company implemented corrective and preventive actions to address the concerns identified in the Warning Letter and on February 18, 2016, received market clearance for the two models of the Recovery Cone Removal Systems. The FDA conducted planned follow-up inspections at the Glens Falls and Tempe facilities during the first quarter of 2016 which resulted in the FDA issuing Form-483’s identifying observations regarding the quality systems at these facilities. The company has responded to the FDA and implemented corrective and preventive actions to address the observations.

However, the company cannot give any assurances that the FDA will be satisfied with its response to the Warning Letter or the Form-483’s or to the expected date of resolution of matters included in the Warning Letter or the Form-483’s. Although the company cannot give any assurances that the resolution of these matters will not have a material adverse effect on the company’s business, results of operations, financial conditions and/or liquidity, the company does not at this time believe this will have a material impact on its financial statements.

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

Critical Accounting Policies

The preparation of financial statements requires the company’s management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in Bard’s 2015 Annual Report on Form 10-K. There have been no significant changes to the company’s critical accounting policies since December 31, 2015.

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

In addition, there are substantial risks inherent in the medical device business. The company’s business involves the design, development, manufacture, packaging, distribution and sale of life-sustaining medical devices. These devices are often used on, or permanently or temporarily implanted in, patients in clinically demanding circumstances, such as operating rooms, emergency units, intensive care and critical care settings, among others. These circumstances, among other factors, can cause the products to become associated with adverse clinical events, including patient mortality and injury, and could lead to product liability claims (including lawsuits seeking class action status or seeking to establish multi-district litigation proceedings) and other litigation, product withdrawals, warning letters, recalls, field corrections or regulatory enforcement actions relating to one or more of the company’s products, any of which could have a material adverse effect on our business, results of operations, financial condition and/or liquidity. For further discussion of risks applicable to our business, see “Risk Factors” in Bard’s 2015 Annual Report on Form 10-K.

Because actual results are affected by these and other risks and uncertainties, the company cautions investors that actual results may differ materially from those expressed or implied. It is not possible to predict or identify all risks and uncertainties, but the most significant factors, in addition to those addressed above and those described under Item 1A. “Risk Factors” in Bard’s 2015 Annual Report on Form 10-K, that could adversely affect our business or cause the actual results to differ materially from those expressed or implied include, but are not limited to:

Effective management of and reaction to risks involved in our business, including:

•	the ability to achieve manufacturing or administrative efficiencies, including gross margin benefits from our manufacturing processes and supply chain programs or in connection with the integration of acquired businesses;

•	the effects of negative publicity and/or adverse media coverage concerning our products, which could result in product withdrawals, decreased product demand or adverse reputational effects and which could reduce market or governmental acceptance of our products;

•	the ability to identify appropriate companies, businesses and technologies as potential acquisition candidates, to consummate and successfully integrate such transactions or to obtain agreements for such transactions on favorable terms;

•	the reduction in the number of procedures using our devices caused by customers’ cost-containment pressures or preferences for alternate therapies;

•	the ability to implement, and realize the benefits of, our prior and planned investments in our business, including research and development expenditures focused on new market categories, and our plan to grow in emerging and/or faster-growing markets outside the United States and acquire growth platforms designed to change the mix of our portfolio towards faster, sustainable long-term growth;

•	the uncertainty of whether research and development expenditures and sales force expansion will result in increased sales;

•	the ability to reduce exposure and uncertainty related to tax audits, appeals and litigation;

•	the risk that the company may not successfully implement its expansion of its Enterprise Resource Planning (“ERP”) information system and other productivity initiatives, including outsourcing certain information technology system functions;

•	internal factors, such as retention of key employees, including sales force employees;

•	the ability to achieve earnings forecasts, which are generated based, among other things, on projected volumes and sales of many product types, some of which are more profitable than others, and projected royalty revenue from Gore;

•	changes in factors and assumptions or actual results that differ from our assumptions on stock valuation and employee stock option exercise patterns, which could cause compensation expense recorded in future periods to differ significantly from the compensation expense recorded in the current period;

•	changes in factors and assumptions could cause pension cost recorded in future periods to differ from the pension cost recorded in the current period;

•	the effect of market fluctuations on the value of assets in the company’s pension plans and the possibility that the company may need to make additional contributions to the plans as a result of any decline in the fair value of such assets;

•	damage to a facility where our products are manufactured or from which they are distributed, which could render the company unable to manufacture or distribute one or more products and may require the company to reduce the output of products at the damaged facility thereby making it difficult to meet product shipping targets;

•	the potential impairment of goodwill and intangible assets of the company resulting from insufficient cash flow generated from such assets specifically, or our business more broadly, so as to not allow the company to justify the carrying value of the assets;

•	the ability to obtain appropriate levels of insurance on reasonable terms, or at all;

•	the ability to recover for claims made to our insurance companies or under indemnification obligations to the company and that any amounts recovered under these arrangements may not be adequate to cover the company’s damages and/or costs; and

•	the ability to realize the anticipated benefits of our restructuring activities and productivity initiatives to improve the company’s overall cost structure and improve efficiency.

Competitive factors, including:

•	the trend of consolidation in the medical device industry as well as among our customers, resulting in potentially greater pricing pressures, competition and more significant and complex contracts than in the past, both in the United States and abroad;

•	development of new products or technologies by competitors having superior performance compared to our current products or products under development which could negatively impact sales of our products or render one or more of our products obsolete;

•	technological advances, patents and registrations obtained by competitors that would have the effect of excluding the company from new market segments or preventing the company from selling a product or including key features in the company’s products;

•	attempts by competitors to gain market share through aggressive marketing programs; and

•	reprocessing by third-party reprocessors of our products designed and labeled for single use.

Difficulties and delays inherent in the development, manufacturing, marketing and sale of medical products, including:

•	the ability to complete planned and/or ongoing clinical trials successfully, to develop and obtain regulatory approval for products on a timely basis and to launch products on a timely basis within cost estimates;

•	lengthy and costly regulatory approval processes, which may result in lost market opportunities and/or delayed product launches;

•	delays or denials of, or grants of low or reduced levels of reimbursement for, procedures using newly developed products;

•	the suspension or revocation of authority to manufacture, market or distribute existing products;

•	the imposition of additional or different regulatory requirements, such as those affecting manufacturing and labeling;

•	performance, efficacy, quality or safety concerns for existing products, whether scientifically justified or not, that may lead to product discontinuations, product withdrawals, recalls, field corrections, regulatory enforcement actions, litigation or declining sales, including adverse events and/or concerns relating to the company’s vena cava filters, pelvic floor repair products and hernia repair products;

•	FDA inspections resulting in Form-483 notices and/or warning letters identifying deficiencies in the company’s manufacturing practices and/or quality systems; warning letters identifying violations of FDA regulations that could result in product holds, recalls, restrictions on future clearances by the FDA and/or civil penalties; uncertainty regarding the expected date of resolution of any of these matters;

•	the failure to obtain, limitations on the use of, or the loss of, patent and other intellectual property rights, and the failure of efforts to protect our intellectual property rights against infringement and legal challenges that can increase our costs;

•	difficulties obtaining necessary components or raw materials used in the company’s products and/or price increases from the company’s suppliers of critical components or raw materials, including oil-based resins, or other interruptions of the supply chain; and

•	customers that may limit the number of manufacturers or vendors from which they will purchase products, which can result in the company’s inability to sell products to or contract with large hospital systems, integrated delivery networks or group purchasing organizations.

Governmental action, including:

•	the impact of continued healthcare cost containment;

•	new laws and judicial decisions related to healthcare availability, healthcare reform, payment for healthcare products and services or the marketing and distribution of products, including legislative or administrative reforms to the United States Medicare and Medicaid systems or other United States or international reimbursement systems in a manner that would significantly reduce or eliminate reimbursements for procedures that use the company’s products;

•	changes in the FDA and/or foreign regulatory approval processes that may delay or prevent the approval of new products and result in lost market opportunity;

•	the impact of compliance and enforcement activities affecting the healthcare industry in general or the company in particular (including sales and marketing practices);

•	changes in tax laws affecting our business, such as the potential for comprehensive tax reform in the United States and proposed legislation in multiple jurisdictions resulting from the adoption of Organisation for Economic Co-operation and Development (OECD) policies;

•	changes in environmental laws or standards affecting our business including, among others, compliance with new labeling standards related to ozone-depleting substances;

•	changes in laws that could require facility upgrades or process changes and could affect production rates and output; and

•	compliance costs and potential penalties and remediation obligations in connection with environmental laws, including regulations regarding air emissions, waste water discharges and solid waste.

Legal disputes, including:

•	disputes over legal proceedings, the outcome and the timing of final resolution of the suit filed by Gore against the company;

•	product liability claims, which may involve lawsuits seeking class action status or seeking to establish multi-district litigation proceedings, including the Hernia Product Claims, the Women’s Health Product Claims and the Filter Product Claims;

•	claims asserting securities law violations;

•	claims asserting, and/or subpoenas seeking information regarding, violations of law in connection with federal and/or state healthcare programs such as Medicare or Medicaid;

•	derivative shareholder actions;

•	claims and subpoenas asserting antitrust violations;

•	environmental claims, including risks relating to accidental contamination or injury from the use of hazardous materials in the company’s manufacturing, sterilization and research activities and the potential for the company to be held liable for any resulting damages; and

•	commercial disputes, including disputes over distribution agreements, license agreements, manufacturing/supply agreements, development/research agreements (including indemnification provisions), acquisition or sale agreements, and insurance policies.

General economic conditions, including:

•	international and domestic business conditions;

•	political or economic instability in foreign countries;

•	interest rates;

•	foreign currency exchange rates;

•	changes in the rate of inflation; and

•	instability of global financial markets and economies including Greece, Italy, Spain, Portugal and certain other countries or places where we operate or do business.

Other factors beyond our control, including catastrophes, both natural and man-made, earthquakes, floods, fires, explosions, strikes, work stoppages or slowdowns, acts of terrorism or war.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The quantitative and qualitative disclosures about market risk are discussed in “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Bard’s 2015 Annual Report on Form 10-K. There have been no material changes in the information reported since the year ended December 31, 2015.

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

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of March 31, 2016. Based upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2016, the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to accomplish their objectives at the reasonable assurance level. The scope of management’s assessment of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of March 31, 2016 includes all of the company’s consolidated operations except for those disclosure controls and procedures of Liberator Medical, Inc. and Medicon, Inc. that are subsumed by internal control over financial reporting. The company acquired Liberator Medical, Inc. on January 21, 2016 and Medicon, Inc. on November 2, 2015. The operations related to these acquisitions represent 5.6% of the company’s consolidated net sales for the quarter ended March 31, 2016 and assets associated with the operations related to these acquisitions represent 3.6% of the company’s consolidated total assets as of March 31, 2016. There have been no changes in internal control over financial reporting for the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Product Liability Matters

Hernia Product Claims

As of March 31, 2016, approximately 40 federal and 60 state lawsuits involving individual claims by approximately 100 plaintiffs, as well as one putative class action in the United States, are currently pending against the company with respect to its Composix® Kugel® and certain other hernia repair implant products (collectively, the “Hernia Product Claims”). The company voluntarily recalled certain sizes and lots of the Composix® Kugel® products beginning in December 2005. In June 2007, the Composix® Kugel® lawsuits and, subsequently, other hernia repair product lawsuits, pending in federal courts nationwide were transferred into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island. The MDL stopped accepting new cases in the second quarter of 2014. As of March 31, 2016, all but one of the putative class actions pending against the company were dismissed. The remaining putative class action pending against the company has not been certified and seeks: (i) medical monitoring; (ii) compensatory damages; (iii) punitive damages; (iv) a judicial finding of defect and causation; and/or (v) attorneys’ fees. In April 2014, a settlement was reached with respect to the three putative Canadian class actions within amounts previously recorded by the company. Approximately 40 of the state lawsuits, involving individual claims by approximately 40 plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions. The Hernia Product Claims also generally seek damages for personal injury resulting from use of the products.

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

Women’s Health Product Claims

As of March 31, 2016, product liability lawsuits involving individual claims by approximately 12,875 plaintiffs are currently pending against the company in various federal and state jurisdictions alleging personal injuries associated with the use of certain of the company’s surgical continence products for women. With respect to a majority of these lawsuits, the company believes that two subsidiaries of Medtronic plc (as successor in interest to Covidien plc) (“Medtronic”), each a supplier of the company, have an obligation to defend and indemnify the company with respect to any product defect liability. As described below, in July 2015 the company reached an agreement with Medtronic regarding certain aspects of Medtronic’s indemnification obligation. In addition, five putative class actions in the United States and five putative class actions in Canada have been filed against the company, and a limited number of other claims have been filed or asserted in various non-U.S. jurisdictions. The foregoing lawsuits, unfiled or unknown claims, putative class actions and other claims, together with claims that have settled or are the subject of agreements or agreements in principle to settle, are referred to collectively as the “Women’s Health Product Claims”. The Women’s Health Product Claims generally seek damages for personal injury resulting from use of the products. The putative class actions, none of which has been certified, seek: (i) medical monitoring; (ii) compensatory damages; (iii) punitive damages; (iv) a judicial finding of defect and causation; and/or (v) attorneys’ fees. In April 2015, the Ontario Superior Court of Justice dismissed the plaintiffs’ motion for class certification in one Canadian putative class action. In March 2016, the company reached an agreement in principle to resolve all Canadian putative class actions, with the exception of a Quebec class action, within amounts previously recorded by the company. The company expects administration of those settlements to take place over the next several quarters.

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

As of March 31, 2016, the company reached agreements or agreements in principle with various plaintiffs’ law firms to settle their respective inventories of cases totaling approximately 6,845 Women’s Health Product Claims, including approximately: 560 during 2014 and 6,285 during 2015. The company believes that these Women’s Health Product Claims are not the subject of Medtronic’s indemnification obligation. These settlement agreements and agreements in principle include unfiled and previously unknown claims held by various plaintiffs’ law firms, which have not been included in the approximate number of lawsuits set forth in the first paragraph of this section. Each agreement is subject to certain conditions, including requirements for participation in the proposed settlements by a certain minimum number of plaintiffs. The company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Women’s Health Product Claims, which may include additional inventory settlements. Notwithstanding these settlement efforts, the company anticipates additional trials over the next 12 months. In addition, one or more possible consolidated trials may occur in the future.

In July 2015, as part of the agreement noted above, Medtronic agreed to take responsibility for pursuing settlement of certain of the Women’s Health Product Claims that relate to products distributed by the company under supply agreements with Medtronic and the company has paid Medtronic $121 million towards these potential settlements. The company also may, in its sole discretion, transfer responsibility for settlement of additional Women’s Health Product Claims to Medtronic on similar terms. The agreement does not resolve the dispute between the company and Medtronic with respect to Women’s Health Product Claims that do not settle, if any. As part of the agreement, Medtronic and the company agreed to dismiss without prejudice their previously filed litigation with respect to Medtronic’s obligation to defend and indemnify the company.

The approximate number of lawsuits set forth in the first paragraph of this section does not include approximately 660 generic complaints involving women’s health products where the company cannot, based on the allegations in the complaints, determine whether any of those cases involve the company’s women’s health products. In addition, the approximate number of lawsuits set forth in the first paragraph of this section does not include approximately 1,070 claims that have been threatened against the company but for which complaints have not yet been filed. In addition, the company has limited information regarding the nature and quantity of these and other unfiled or unknown claims. During the course of engaging in settlement discussions with plaintiffs’ law firms, the company has learned, and may in future periods learn, additional information regarding these and other unfiled or unknown claims, or other lawsuits, which could materially impact the company’s estimate of the number of claims or lawsuits against the company. While the company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Women’s Health Product Claims and intends to vigorously defend the Women’s Health Product Claims that do not settle, including through litigation, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

Filter Product Claims

As of March 31, 2016, product liability lawsuits involving individual claims by approximately 375 plaintiffs are currently pending against the company in various federal and state jurisdictions alleging personal injuries associated with the use of the company’s vena cava filter products (all lawsuits, collectively, the “Filter Product Claims”). In August 2015, the Judicial Panel for Multi-District Litigation (“JPML”) ordered the creation of a Multi-District Litigation for all federal Filter Product Claims (the “IVC Filter MDL”) in the District of Arizona. There are approximately 345 lawsuits that have been, or shortly will be, transferred to the IVC Filter MDL. The remaining approximately 30 lawsuits are pending in various state courts across the country. In March 2016, a Canadian class action was filed against the company in Quebec. The first Filter Product Claim trial was completed in June 2012 and resulted in a judgment for the company. During the second quarter of 2013, the company finalized settlement agreements with respect to more than 30 Filter Product Claims and made payments with respect to such claims within the amounts previously recorded by the company. The approximate number of lawsuits set forth above do not include approximately 75 claims that have been threatened against the company but for which complaints have not yet been filed. In addition, the company has limited information regarding the nature and quantity of these and other unfiled or unknown claims. The company continues to receive claims and lawsuits and may in future periods learn additional information regarding other unfiled or unknown claims, or other lawsuits, which could materially impact the company’s estimate of the number of claims or lawsuits against the company. The company expects that additional trials of Filter Product Claims may take place over the next 12 months. While the company intends to vigorously defend Filter Product Claims that do not settle, including through litigation, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

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

In June 2011, Gore filed suit in the U.S. District Court in Delaware alleging the company had infringed on several of Gore’s patents. Fact and expert discovery have been completed and in the fourth quarter of 2014, the parties both filed a number of motions, including motions for summary judgment. Oral arguments on the motions occurred on January 30, 2015. In December 2015, the Delaware District Court granted the company’s motion of no willful infringement, thereby eliminating Gore’s request for enhanced damages. The company’s summary judgment motion of laches (undue delay)

remains pending, which could impact the total potential damages period. In the third quarter of 2015 the company filed a motion to dismiss a significant portion of Gore’s damages claim on the grounds that Gore lacks proper standing. The trial on this matter has been continued until later in 2016. The company intends to vigorously defend the allegations asserted by Gore. The company cannot give any assurances that an adverse resolution of this matter will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A. in Bard’s 2015 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the shares of the company’s common stock repurchased during the quarter ended March 31, 2016:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs(2)
January 1 – January 31, 2016	1,009	$185.38	—	$396,431,194
February 1 – February 29, 2016	1,056,084	186.32	897,004	229,075,976
March 1 –March 31, 2016	3,136	193.30	—	229,075,976

Total	1,060,229	$186.34	897,004	$229,075,976

(1)	Includes 163,225 shares that the company repurchased during the three month period ended March 31, 2016 that were not part of the publicly announced share repurchase authorization. These shares were purchased from employees to satisfy tax withholding requirements on the vesting of restricted shares/units from equity-based awards.
(2)	On June 10, 2015, the company announced that its Board of Directors had authorized the repurchase of up to $500 million of common stock of the company.

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

Date: April 28, 2016

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