Form 10-Q
period 2016-06-30
BARD C R INC /NJ/
filed 2016-07-27
CIK 9892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2016
Common Stock - $0.25 par value	73,454,615

C. R. BARD, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands except per share amounts, unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$931,500	$859,800	$1,805,000	$1,679,500

Costs and expenses:
Cost of goods sold	351,000	333,700	671,400	644,900
Marketing, selling and administrative expense	278,500	250,000	549,100	485,700
Research and development expense	71,300	64,000	139,600	124,600
Interest expense	13,400	11,200	24,700	22,500
Other (income) expense, net	9,600	141,700	69,600	158,000

Total costs and expenses	723,800	800,600	1,454,400	1,435,700

Income from operations before income taxes	207,700	59,200	350,600	243,800

Income tax provision	48,500	113,900	75,200	158,700

Net income (loss)	$159,200	$(54,700)	$275,400	$85,100

Basic earnings (loss) per share available to common shareholders	$2.14	$(0.74)	$3.70	$1.13

Diluted earnings (loss) per share available to common shareholders	$2.11	$(0.74)	$3.64	$1.11

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands, unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$159,200	$(54,700)	$275,400	$85,100
Other comprehensive income (loss):
Change in derivative instruments designated as cash flow hedges, net of tax	(6,300)	3,800	(15,500)	3,900
Foreign currency translation adjustments	19,100	(10,900)	20,700	(64,600)
Benefit plan adjustments, net of tax	1,700	1,900	3,400	3,800

Other comprehensive income (loss)	14,500	(5,200)	8,600	(56,900)

Comprehensive income (loss)	$173,700	$(59,900)	$284,000	$28,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands except share and per share amounts, unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$797,800	$950,500
Restricted cash	219,800	80,400
Accounts receivable, less allowances of $10,200 and $7,500, respectively	467,200	445,100
Inventories	470,500	413,700
Short-term deferred tax assets	114,500	123,900
Other current assets	115,400	79,600

Total current assets	2,185,200	2,093,200

Property, plant and equipment, at cost	843,800	807,800
Less accumulated depreciation and amortization	372,200	335,400

Net property, plant and equipment	471,600	472,400
Goodwill	1,270,900	1,140,600
Core and developed technologies, net	736,200	744,300
Other intangible assets, net	348,000	274,800
Deferred tax assets	23,200	21,800
Other assets	223,100	192,100

Total assets	$5,258,200	$4,939,200

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities
Short-term borrowings and current maturities of long-term debt	$—	$250,200
Accounts payable	91,500	70,700
Accrued expenses	656,700	730,000
Accrued compensation and benefits	160,300	187,900
Income taxes payable	17,900	23,000

Total current liabilities	926,400	1,261,800

Long-term debt	1,640,500	1,144,100
Other long-term liabilities	912,400	936,700
Deferred income taxes	151,100	141,300
Commitments and contingencies
Shareholders’ investment:
Preferred stock, $1 par value, authorized 5,000,000 shares; none issued	—	—
Common stock, $0.25 par value, authorized 600,000,000 shares; issued and outstanding 73,454,615 shares at June 30, 2016 and 73,697,371 shares at December 31, 2015	18,300	18,400
Capital in excess of par value	2,263,900	2,148,400
Accumulated deficit	(455,000)	(503,500)
Accumulated other comprehensive loss	(199,400)	(208,000)

Total shareholders’ investment	1,627,800	1,455,300

Total liabilities and shareholders’ investment	$5,258,200	$4,939,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$275,400	$85,100
Adjustments to reconcile net income to net cash provided by operating activities, net of acquired businesses:
Depreciation and amortization	107,500	94,100
Litigation charges, net	48,900	346,000
Restructuring and productivity initiative costs, net of payments	7,600	7,300
Asset impairment	1,200	—
Deferred income taxes	(3,400)	(7,900)
Share-based compensation	49,300	44,100
Inventory reserves and provision for doubtful accounts	14,000	9,500
Other items	1,900	2,600
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(3,900)	(1,100)
Inventories	(53,800)	(33,000)
Current liabilities	(233,000)	(90,100)
Taxes	(40,300)	69,600
Other, net	(15,300)	(18,800)

Net cash provided by operating activities	156,100	507,400

Cash flows from investing activities:
Capital expenditures	(38,400)	(57,600)
Change in restricted cash	(139,400)	31,700
Payments made for purchases of businesses, net of cash acquired	(202,800)	—
Payments made for intangibles	(400)	(400)

Net cash used in investing activities	(381,000)	(26,300)

Cash flows from financing activities:
Change in short-term borrowings, net	—	(78,000)
Proceeds from issuance of long-term debt, net	495,600	—
Payment of long-term debt	(250,000)	—
Proceeds from exercises under share-based compensation plans, net	19,500	13,900
Excess tax benefit relating to share-based compensation plans	24,700	19,500
Purchases of common stock	(190,000)	(236,600)
Dividends paid	(35,800)	(33,500)
Payments of contingent consideration	(1,600)	(6,900)

Net cash provided by (used in) financing activities	62,400	(321,600)

Effect of exchange rate changes on cash and cash equivalents	9,800	(21,200)

(Decrease) increase in cash and cash equivalents during the period	(152,700)	138,300

Balance at January 1	950,500	960,100

Balance at June 30	$797,800	$1,098,400

Supplemental cash flow information
Cash paid for:
Interest	$22,300	$21,400
Income taxes	94,200	77,500
Non-cash transactions:
Purchases of businesses and related costs	$17,100	$—
Dividends declared, not paid	19,400	18,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of C. R. Bard, Inc. and its subsidiaries (the “company” or “Bard”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in Bard’s 2015 Annual Report on Form 10-K. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in the financial statements in Bard’s 2015 Annual Report on Form 10-K. The preparation of these financial statements requires the company to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities at the date of the financial statements. These financial statements include all normal and recurring adjustments necessary for a fair presentation. The accounts of most foreign subsidiaries are consolidated as of and for the quarters ended May 31, 2016 and May 31, 2015 and as of November 30, 2015. No events occurred related to these foreign subsidiaries during the months of June 2016, June 2015 or December 2015 that materially affected the financial position or results of operations of the company. The results for the interim periods presented are not necessarily indicative of the results expected for the year.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

3. Earnings per Common Share

Earnings per share (“EPS”) is computed under the two-class method using the following common share information:

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(dollars and shares in millions)
EPS Numerator:
Net income (loss)	$159.2	$(54.7)	$275.4	$85.1
Less: Income allocated to participating securities	0.8	—	1.4	1.2

Net income (loss) available to common shareholders	$158.4	$(54.7)	$274.0	$83.9

EPS Denominator:
Weighted average common shares outstanding	74.0	74.2	74.0	74.3
Dilutive common share equivalents from share-based compensation plans	1.2	—	1.2	1.4

Weighted average common and common equivalent shares outstanding, assuming dilution	75.2	74.2	75.2	75.7

For the quarter ended June 30, 2015, common share equivalents of approximately 1.3 million were not included in the computation of diluted weighted average shares outstanding. Common share equivalents primarily from share-based compensation plans were not included in this period because their effect would have been anti-dilutive.

4. Income Taxes

The company’s effective tax rate for the quarter and six months ended June 30, 2016 was 23.4% and 21.4%, respectively. The effective tax rate for the six months ended June 30, 2016 reflected the discrete tax effects of litigation charges related to product liability claims, which were incurred in a high tax jurisdiction. See Note 7 of the notes to condensed consolidated financial statements.

The effective tax rate for both the quarter and six months ended June 30, 2015 reflected the discrete tax effects of litigation charges, primarily related to product liability claims, which were substantially incurred in a low tax jurisdiction, and the gain related to the proceeds received from W. L. Gore & Associates, Inc. (“Gore”), which was incurred in a high tax jurisdiction. See Note 7 of the notes to condensed consolidated financial statements.

At June 30, 2016, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was $23.6 million (of which $20.1 million would impact the effective tax rate, if recognized) plus $3.3 million of accrued interest. At December 31, 2015, the liability for unrecognized tax benefits was $22.3 million plus $2.8 million of accrued interest. Depending upon the result of open tax examinations and/or the expiration of applicable statutes of limitation, the company believes it is reasonably possible that the total amount of unrecognized tax benefits may decrease by up to $5.3 million within the next 12 months.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Financial Instruments

For further discussion regarding the company’s use of derivative instruments, see Note 1 of the notes to consolidated financial statements in Bard’s 2015 Annual Report on Form 10-K.

Foreign Exchange Derivative Instruments

The company enters into readily marketable forward and option contracts with financial institutions to help reduce its exposure to foreign currency exchange rate fluctuations. These contracts limit volatility because gains and losses associated with foreign currency exchange rate movements are generally offset by movements in the underlying hedged item. The notional value of the company’s forward currency and option currency contracts was $338.3 million and $191.6 million at June 30, 2016 and December 31, 2015, respectively.

Interest Rate Derivative Instruments

In January 2016, the company’s outstanding interest rate swap contract was terminated concurrent with the maturity of the underlying 2.875% fixed-rate notes. The notional value of the company’s interest rate swap contract was $250 million and effectively converted these fixed-rate notes to a floating-rate instrument.

In May 2016, the company’s forward starting interest rate swap contract was settled concurrent with the issuance of 3.000% fixed-rate notes due 2026. The fair value of the forward starting interest rate swap contract at settlement recorded in accumulated other comprehensive loss was a loss of $23.3 million. This loss will be recognized as interest expense over the term of these notes. The notional value of the company’s forward swap contract was $250 million.

The location and fair value of derivative instruments that are designated as hedging instruments recognized in the condensed consolidated balance sheets are as follows:

	Balance Sheet Location	Fair Value of Derivatives
Derivatives Designated as Hedging Instruments		June 30, 2016	December 31, 2015
(dollars in millions)
Forward currency contracts	Other current assets	$1.0	$2.9
Option currency contracts	Other current assets	0.4	3.8
Interest rate swap contract	Other current assets	—	0.2
Forward currency contracts	Other assets	0.6	—

		$2.0	$6.9

Forward currency contracts	Accrued expenses	$10.7	$6.2
Interest rate swap contract	Accrued expenses	—	8.0
Forward currency contracts	Other long-term liabilities	2.9	—

		$13.6	$14.2

The location and amounts of gains and losses on derivative instruments designated as cash flow hedges and the impact on shareholders’ investment are as follows:

	Gain/(Loss) Recognized in Other Comprehensive Income (Loss)		Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
	Three Months Ended June 30,			Three Months Ended June 30,
	2016	2015		2016	2015
(dollars in millions)
Forward currency contracts	$(11.0)	$(1.9)	Cost of goods sold	$(2.3)	$(0.2)
Option currency contracts	(1.3)	1.4	Cost of goods sold	(0.8)	3.4
Interest rate swap contract	(0.8)	10.1	Interest expense	(0.4)	—

	$(13.1)	$9.6		$(3.5)	$3.2

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Gain/(Loss) Recognized in Other Comprehensive Income (Loss)		Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
	Six Months Ended June 30,			Six Months Ended June 30,
	2016	2015		2016	2015
(dollars in millions)
Forward currency contracts	$(11.8)	$(1.8)	Cost of goods sold	$(4.7)	$0.6
Option currency contracts	(3.0)	10.4	Cost of goods sold	1.0	4.5
Interest rate swap contract	(15.3)	2.2	Interest expense	(0.4)	—

	$(30.1)	$10.8		$(4.1)	$5.1

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

The following table summarizes certain financial instrument assets and (liabilities) measured at fair value on a recurring basis:

	June 30, 2016	December 31, 2015
(dollars in millions)
Forward currency contracts	$(12.0)	$(3.3)
Option currency contracts	0.4	3.8
Interest rate swap contracts	—	(7.8)

The fair values were measured using significant other observable inputs and valued by reference to similar financial instruments, adjusted for restrictions and other terms specific to each instrument. These financial instruments are categorized as Level 2 under the fair value hierarchy.

The fair value of the liability for contingent consideration related to acquisitions was $19.5 million and $11.2 million at June 30, 2016 and December 31, 2015, respectively. The increase in the fair value of the liability for contingent consideration was primarily related to the addition of contingent consideration due to the acquisition of Embo and was partly offset by a reduction in the probability of the achievement of other unrelated revenue-based and manufacturing-related milestones. See Note 2 of the notes to condensed consolidated financial statements. The fair value was measured using significant unobservable inputs and is categorized as Level 3 under the fair value hierarchy.

Financial Instruments Not Measured at Fair Value

The company maintains a $1 billion five-year committed syndicated bank credit facility that expires in November 2020. The credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The facility includes pricing based on the company’s long-term credit ratings and includes a financial covenant that limits the amount of total debt to total capitalization. At June 30, 2016 the company was in compliance with this covenant. There were no commercial paper borrowings outstanding at June 30, 2016 or December 31, 2015.

On May 9, 2016, the company issued $500 million aggregate principal amount of 3.000% senior unsecured notes due 2026. Interest on the notes is payable semi-annually. Net proceeds from this offering were approximately $495.6 million, after deducting debt offering costs, consisting of underwriting commissions and offering expenses of $4.3 million and a debt issuance discount of $0.1 million, which were both recorded to long-term debt. The debt offering costs and debt issuance discount will be amortized over the term of the notes. Net proceeds from the issuance of the notes were used for general corporate purposes, including repayment of outstanding commercial paper.

The estimated fair value of long-term debt (including current maturities and the effect of the related interest rate swap contract for the prior year period) was approximately $1,763.1 million and $1,449.8 million at June 30, 2016 and December 31, 2015, respectively. The fair value was estimated using dealer quotes for similarly-rated debt instruments over the remaining contractual term of the company’s obligation and is categorized as Level 2 under the fair value hierarchy.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the non-contingent future payments related to the Medicon, Inc. acquisition of $77.7 million and $66.0 million at June 30, 2016 and December 31, 2015, respectively, approximated the carrying value. At June 30, 2016 and December 31, 2015, future payments of $59.3 million and $50.3 million, respectively, were recorded to other long-term liabilities. These payments will be paid in Japanese Yen and are subject to exchange rate fluctuations. The fair value was estimated by discounting the future payments based upon the timing of such payments and is categorized as Level 2 under the fair value hierarchy.

Concentration Risk

Accounts receivable balances include sales to government-supported healthcare systems outside the United States. The company monitors economic conditions and evaluates accounts receivable in certain countries for potential collection risks. Economic conditions and other factors in certain countries, particularly in Spain, Italy, Greece and Portugal, have resulted in, and may continue to result in, an increase in the average length of time that it takes to collect these accounts receivable and may require the company to re-evaluate the collectability of these receivables in future periods. At June 30, 2016, the company’s accounts receivable, net of allowances, from the national healthcare systems and private sector customers in these four countries was $52.1 million, of which $4.5 million was greater than 365 days past due.

6. Inventories

Inventories consisted of:

	June 30, 2016	December 31, 2015
(dollars in millions)
Finished goods	$283.8	$252.3
Work in process	28.7	23.8
Raw materials	158.0	137.6

	$470.5	$413.7

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

Product Liability Matters

Hernia Product Claims

As of June 30, 2016, approximately 30 federal and 70 state lawsuits involving individual claims by approximately 100 plaintiffs, as well as one putative class action in the United States, are currently pending against the company with respect to its Composix® Kugel® and certain other hernia repair implant products (collectively, the “Hernia Product Claims”). The company voluntarily recalled certain sizes and lots of the Composix® Kugel® products beginning in December 2005. In June 2007, the Composix® Kugel® lawsuits and, subsequently, other hernia repair product lawsuits, pending in federal courts nationwide were transferred into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island. The MDL stopped accepting new cases in the second quarter of 2014. As of June 30, 2016, all but one of the putative class actions pending against the company were dismissed. The remaining putative class action pending against the company has not been certified and seeks: (i) medical monitoring; (ii) compensatory damages; (iii) punitive damages; (iv) a judicial finding of defect and causation; and/or (v) attorneys’ fees. In April 2014, a

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

settlement was reached with respect to the three putative Canadian class actions within amounts previously recorded by the company. Approximately 50 of the state lawsuits, involving individual claims by approximately 50 plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions. The Hernia Product Claims also generally seek damages for personal injury resulting from use of the products.

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

Women’s Health Product Claims

As of June 30, 2016, product liability lawsuits involving individual claims by approximately 11,390 plaintiffs are currently pending against the company in various federal and state jurisdictions alleging personal injuries associated with the use of certain of the company’s surgical continence products for women. With respect to a majority of these lawsuits, the company believes that two subsidiaries of Medtronic plc (as successor in interest to Covidien plc) (“Medtronic”), each a supplier of the company, have an obligation to defend and indemnify the company with respect to any product defect liability. As described below, in July 2015 the company reached an agreement with Medtronic regarding certain aspects of Medtronic’s indemnification obligation. In addition, five putative class actions in the United States and five putative class actions in Canada have been filed against the company, and a limited number of other claims have been filed or asserted in various non-U.S. jurisdictions. The foregoing lawsuits, unfiled or unknown claims, putative class actions and other claims, together with claims that have settled or are the subject of agreements or agreements in principle to settle, are referred to collectively as the “Women’s Health Product Claims”. The Women’s Health Product Claims generally seek damages for personal injury resulting from use of the products. The putative class actions, none of which has been certified, seek: (i) medical monitoring; (ii) compensatory damages; (iii) punitive damages; (iv) a judicial finding of defect and causation; and/or (v) attorneys’ fees. In April 2015, the Ontario Superior Court of Justice dismissed the plaintiffs’ motion for class certification in one Canadian putative class action. In March 2016, the company reached an agreement in principle to resolve all Canadian putative class actions, with the exception of a Quebec class action, within amounts previously recorded by the company. The company expects administration of those settlements to take place over the next several quarters.

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

As of June 30, 2016, the company reached agreements or agreements in principle with various plaintiffs’ law firms to settle their respective inventories of cases totaling approximately 9,080 Women’s Health Product Claims, including approximately: 560 during 2014, 6,285 during 2015 and 2,235 during 2016. The company believes that these Women’s

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Health Product Claims are not the subject of Medtronic’s indemnification obligation. These settlement agreements and agreements in principle include unfiled and previously unknown claims held by various plaintiffs’ law firms, which have not been included in the approximate number of lawsuits set forth in the first paragraph of this section. Each agreement is subject to certain conditions, including requirements for participation in the proposed settlements by a certain minimum number of plaintiffs. The company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Women’s Health Product Claims, which may include additional inventory settlements. Notwithstanding these settlement efforts, the company anticipates additional trials over the next 12 months. In addition, one or more possible consolidated trials may occur in the future.

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

The approximate number of lawsuits set forth in the first paragraph of this section does not include approximately 655 generic complaints involving women’s health products where the company cannot, based on the allegations in the complaints, determine whether any of those cases involve the company’s women’s health products. In addition, the approximate number of lawsuits set forth in the first paragraph of this section does not include approximately 1,010 claims that have been threatened against the company but for which complaints have not yet been filed. In addition, the company has limited information regarding the nature and quantity of these and other unfiled or unknown claims. During the course of engaging in settlement discussions with plaintiffs’ law firms, the company has learned, and may in future periods learn, additional information regarding these and other unfiled or unknown claims, or other lawsuits, which could materially impact the company’s estimate of the number of claims or lawsuits against the company. While the company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Women’s Health Product Claims and intends to vigorously defend the Women’s Health Product Claims that do not settle, including through litigation, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

Filter Product Claims

As of June 30, 2016, product liability lawsuits involving individual claims by approximately 770 plaintiffs are currently pending against the company in various federal and state jurisdictions alleging personal injuries associated with the use of the company’s vena cava filter products (all lawsuits, collectively, the “Filter Product Claims”). In August 2015, the Judicial Panel for Multi-District Litigation (“JPML”) ordered the creation of a Multi-District Litigation for all federal Filter Product Claims (the “IVC Filter MDL”) in the District of Arizona. There are approximately 660 Filter Product Claims that have been, or shortly will be, transferred to the IVC Filter MDL. The remaining approximately 110 Filter Product Claims are pending in various state courts. In March 2016, a Canadian class action was filed against the company in Quebec. In April 2016 and May 2016, Canadian class actions were filed in Ontario and British Columbia, respectively. The first Filter Product Claim trial was completed in June 2012 and resulted in a judgment for the company. During the second quarter of 2013, the company finalized settlement agreements with respect to more than 30 Filter Product Claims and made payments with respect to such claims within the amounts previously recorded by the company. The approximate number of lawsuits set forth above do not include approximately 40 claims that have been threatened against the company but for which complaints have not yet been filed. In addition, the company has limited information regarding the nature and quantity of these and other unfiled or unknown claims. The company continues to receive claims and lawsuits and may in future periods learn additional information regarding other unfiled or unknown claims, or other lawsuits, which could materially impact the company’s estimate of the number of claims or lawsuits against the company. The company expects that additional trials of Filter Product Claims may take place over the next 12 months. While the company intends to vigorously defend Filter Product Claims that do not settle, including through litigation, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

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

In June 2011, Gore filed suit in the U.S. District Court in Delaware alleging the company had infringed on several of Gore’s patents. Fact and expert discovery have been completed and in the fourth quarter of 2014, the parties both filed a number of motions, including motions for summary judgment. Oral arguments on the motions occurred on January 30, 2015. In December 2015, the Delaware District Court granted the company’s summary judgment motion of no willful infringement. However, based on a June 2016 Supreme Court ruling that changed the test for willful infringement historically applied by the lower courts, the Delaware District Court vacated its decision. The company’s summary judgment motion of laches (undue delay) remains pending, which could impact the total potential damages period. In the third quarter of 2015 the company filed a motion to dismiss a significant portion of Gore’s damages claim on the grounds that Gore lacks proper standing. This motion has been converted to a motion for summary judgment and remains pending. The trial on this matter has been set for March 2017. The company intends to vigorously defend the allegations asserted by Gore. The company cannot give any assurances that an adverse resolution of this matter will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accruals for product liability and other legal matters amounted to $1,064.0 million, of which $448.4 million was recorded to accrued expenses, and $1,174.3 million, of which $516.5 million was recorded to accrued expenses, at June 30, 2016 and December 31, 2015, respectively. The company has made total payments of $670.6 million to qualified settlement funds (“QSFs”), subject to certain settlement conditions, for certain product liability matters, of which $283.4 million were made to QSFs during the six months ended June 30, 2016. Payments to QSFs are recorded as a component of restricted cash. Total payments of $452.6 million from these QSFs have been made to qualified claimants, of which $143.9 million were made during the six months ended June 30, 2016. In addition, other payments of $69.4 million have been made to qualified claimants, of which $6.9 million were made during the six months ended June 30, 2016.

The company recorded expected recoveries related to product liability matters amounting to $165.5 million, all of which was recorded to other assets, and $132.8 million, of which $132.1 million was recorded to other assets, at June 30, 2016 and December 31, 2015, respectively. The terms of the company’s agreement with Medtronic are substantially consistent with the assumptions underlying, and the manner in which, the company has recorded expected recoveries related to the indemnification obligation. The expected recoveries at June 30, 2016 and December 31, 2015 related to the indemnification obligation are not in dispute with respect to claims that Medtronic settles pursuant to the agreement. As described above, the agreement does not resolve the dispute between the company and Medtronic with respect to Women’s Health Product Claims that do not settle, if any, and the company also may, in its sole discretion, transfer responsibility for settlement of additional Women’s Health Product Claims to Medtronic on similar terms.

The company is unable to estimate the reasonably possible losses or range of losses, if any, arising from certain existing product liability matters and other legal matters. Under U.S. generally accepted accounting principles, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight”. With respect to putative class action lawsuits in the United States and certain of the Canadian lawsuits relating to product liability matters, the company is unable to estimate a range of reasonably possible losses for the following reasons: (i) all or certain of the proceedings are in early stages; (ii) the company has not received and reviewed complete information regarding all or certain of the plaintiffs and their medical conditions; and/or (iii) there are significant factual issues to be resolved. In addition, there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class. In addition, with respect to the investigative subpoenas issued by various state and federal government agencies and other legal matters, the company is unable to estimate a range of reasonably possible losses for the following reasons: (i) all or certain of the proceedings are in early stages; and/or (ii) there are significant factual issues to be resolved. With respect to Gore’s suit against the company alleging infringement of certain of Gore’s patents, the company is unable to estimate a range of reasonably possible losses for the following reasons: (i) the stage of the proceedings; (ii) the company has not received and reviewed complete information in discovery; and/or (iii) there are significant factual issues to be resolved.

8. Share-Based Compensation Plans

The company may grant a variety of share-based payments under the 2012 Long Term Incentive Plan of C. R. Bard, Inc., as amended and restated (the “LTIP”) and the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc., as amended and restated (the “Directors’ Plan”) to certain directors, officers and employees. The total number of remaining shares at June 30, 2016 that may be issued under the LTIP was 4,659,101 and under the Directors’ Plan was 26,102. Awards under the LTIP may be in the form of stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, unrestricted stock and other stock-based awards. Awards under the Directors’ Plan may be in the form of stock awards, stock options or stock appreciation rights. The company also has two employee stock purchase programs.

For the quarters ended June 30, 2016 and 2015, amounts charged against income for share-based payment arrangements were $23.1 million and $21.1 million, respectively. For the six months ended June 30, 2016 and 2015, amounts charged against income for share-based payment arrangements were $49.3 million and $44.1 million, respectively.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2016, there were $112.3 million of unrecognized compensation expenses related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately three years. The company has sufficient shares to satisfy expected share-based payment arrangements in 2016.

9. Pension Plans

The company has both tax-qualified and nonqualified, noncontributory defined benefit pension plans, that together cover certain domestic and foreign employees. These plans provide benefits based upon a participant’s compensation and years of service.

The components of net periodic pension cost are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(dollars in millions)
Service cost, net of employee contributions	$7.2	$7.5	$14.5	$15.0
Interest cost	4.7	4.9	9.4	9.9
Expected return on plan assets	(8.1)	(7.8)	(16.2)	(15.6)
Amortization	2.6	2.9	5.2	5.8

Net periodic pension cost	$6.4	$7.5	$12.9	$15.1

In 2016, the company changed its method used to estimate the service and interest cost components of net periodic benefit cost for defined benefit plans from a single weighted-average discount rate to a full yield curve approach. The reduction in service and interest cost for the quarter and six months ended June 30, 2016 associated with this change in estimate was approximately $1.3 million and $2.6 million, respectively.

10. Shareholders’ Investment

The company repurchased approximately 1.0 million shares of common stock for $190.0 million in the six months ended June 30, 2016 under its previously announced share repurchase authorizations.

Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component are as follows:

	Derivative Instruments Designated as Cash Flow Hedges		Foreign Currency Translation Adjustments	Benefit Plans	Total
(dollars in millions)
Balance at December 31, 2014	$0.9		$(3.1)	$(86.6)	$(88.8)
Other comprehensive income (loss) before reclassifications	10.0		(64.6)	—	(54.6)
Tax (provision) benefit (a)	(2.4)		—	—	(2.4)

Other comprehensive income (loss) before reclassifications, net of taxes	7.6		(64.6)	—	(57.0)

Reclassifications	(5.1	)(b)	—	5.8 (c)	0.7
Tax provision (benefit)	1.4		—	(2.0)	(0.6)

Reclassifications, net of tax	(3.7)		—	3.8	0.1

Other comprehensive income (loss)	3.9		(64.6)	3.8	(56.9)

Balance at June 30, 2015	$4.8		$(67.7)	$(82.8)	$(145.7)

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Derivative Instruments Designated as Cash Flow Hedges	Foreign Currency Translation Adjustments	Benefit Plans	Total
(dollars in millions)
Balance at December 31, 2015	$(8.7)	$(94.2)	$(105.1)	$(208.0)
Other comprehensive income (loss) before reclassifications	(28.9)	20.7	—	(8.2)
Tax (provision) benefit (a)	8.6	—	—	8.6

Other comprehensive income (loss) before reclassifications, net of taxes	(20.3)	20.7	—	0.4

Reclassifications	4.1 (b)	—	5.2 (c)	9.3
Tax provision (benefit)	0.7	—	(1.8)	(1.1)

Reclassifications, net of tax	4.8	—	3.4	8.2

Other comprehensive income (loss)	(15.5)	20.7	3.4	8.6

Balance at June 30, 2016	$(24.2)	$(73.5)	$(101.7)	$(199.4)

(a)	Income taxes are not provided for foreign currency translation adjustment.
(b)	See Note 5 of the notes to condensed consolidated financial statements.
(c)	These components are included in the computation of net periodic pension cost. See Note 9 of the notes to condensed consolidated financial statements.

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

Net sales based on the location of external customers by geographic region are:

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(dollars in millions)
United States	$633.1	$592.0	$1,258.5	$1,166.1
Europe	115.7	108.8	220.0	215.2
Japan	55.8	43.2	90.4	84.2
Other	126.9	115.8	236.1	214.0

	$931.5	$859.8	$1,805.0	$1,679.5

Total net sales by product group category are:

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(dollars in millions)
Vascular	$255.3	$248.6	$494.8	$480.5
Urology	240.0	209.2	456.7	414.8
Oncology	252.4	235.2	494.3	459.8
Surgical Specialties	159.9	143.8	311.3	279.7
Other	23.9	23.0	47.9	44.7

	$931.5	$859.8	$1,805.0	$1,679.5

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

The company’s earnings are driven by its ability to continue to generate sales of its products and improve operating efficiency. Bard’s ability to increase sales over time depends upon its success in developing, acquiring and marketing differentiated products that meet the needs of clinicians and their patients. For the six months ended June 30, 2016, the company’s research and development (“R&D”) expense as a percentage of net sales was 7.7%. The company also makes selective acquisitions of businesses, products and technologies, generally focusing on small-to-medium sized transactions to provide ongoing growth opportunities. In addition, the company may from time-to-time consider acquisitions of larger, established companies. The company may also periodically divest lines of business in which it is not able to reasonably attain or maintain a leadership position in the market or for other strategic reasons.

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

Debt Issuance

On May 9, 2016, the company issued $500 million aggregate principal amount of 3.000% senior unsecured notes due 2026. Interest on the notes is payable semi-annually. Net proceeds from this offering were approximately $495.6 million, after deducting debt offering costs, consisting of underwriting commissions and offering expenses of $4.3 million and a debt issuance discount of $0.1 million, which were both recorded to long-term debt. The debt offering costs and debt issuance discount will be amortized over the term of the notes. Net proceeds from the issuance of the notes were used for general corporate purposes, including repayment of outstanding commercial paper. In addition, the company’s forward starting interest rate swap was settled concurrent with the issuance of these notes. See note 5 of the notes to condensed consolidated financial statements.

Medical Device Excise Tax

Beginning in 2013, the medical device industry was required to subsidize healthcare reform in the form of a 2.3% excise tax on United States sales of most medical devices. In December 2015, as part of the Omnibus Appropriations Act, the medical device excise tax was suspended for 2016 and 2017. During the quarter and six months ended June 30, 2015, the company recorded to marketing, selling and administrative expense an excise tax of $6.6 million and $13.1 million, respectively.

Results of Operations

Net Sales

Bard’s consolidated net sales for the quarter ended June 30, 2016 increased 8% on a reported basis (9% on a constant currency basis) compared to the same period in the prior year. Bard’s consolidated net sales for the six months ended June 30, 2016 increased 7% on a reported basis (9% on a constant currency basis) compared to the same period in the prior year. Net sales “on a constant currency basis” is a non-GAAP measure and should not be viewed as a replacement of GAAP results. See “Management’s Use of Non-GAAP Measures” below. Price changes had the effect of decreasing consolidated net sales for the quarter and six months ended June 30, 2016 by approximately 40 basis points as compared to the same periods in the prior year. The continued strength of the U.S. dollar, a trend that may continue, had the effect of decreasing consolidated net sales for the quarter and six months ended June 30, 2016 by approximately one percentage point and two percentage points, respectively, as compared to the same periods in the prior year. The primary exchange rate fluctuation that impacted net sales was the movement of the Euro compared to the U.S. dollar. The impact of exchange rate fluctuations on net sales is not indicative of the impact on net earnings due to the offsetting impact of exchange rate movements on operating costs and expenses, costs incurred in other currencies and the company’s hedging activities.

Bard’s United States net sales of $633.1 million for the quarter ended June 30, 2016 increased 7% compared to $592.0 million in the prior year quarter. International net sales of $298.4 million for the quarter ended June 30, 2016 increased 11% on a reported basis (14% on a constant currency basis) compared to $267.8 million in the prior year quarter. Bard’s United States net sales of $1,258.5 million for the six months ended June 30, 2016 increased 8% compared to $1,166.1 million in the prior year period. International net sales of $546.5 million for the six months ended June 30, 2016 increased 6% on a reported basis (11% on a constant currency basis) compared to $513.4 million in the prior year period.

A summary of net sales by product group category is as follows:

Product Group Summary of Net Sales

	Quarter Ended June 30,				Six Months Ended June 30,
	2016	2015	Change	Constant Currency	2016	2015	Change	Constant Currency
(dollars in millions)
Vascular	$255.3	$248.6	3%	3%	$494.8	$480.5	3%	4%
Urology	240.0	209.2	15%	16%	456.7	414.8	10%	11%
Oncology	252.4	235.2	7%	8%	494.3	459.8	8%	9%
Surgical Specialties	159.9	143.8	11%	12%	311.3	279.7	11%	12%
Other	23.9	23.0	4%	5%	47.9	44.7	7%	9%

Total net sales	$931.5	$859.8	8%	9%	$1,805.0	$1,679.5	7%	9%

Vascular Products - Bard markets a wide range of products for the peripheral vascular market, including endovascular products and vascular graft products. Also included within vascular products are royalty payments from W. L. Gore & Associates, Inc. (“Gore”). Consolidated net sales of vascular products for the quarter ended June 30, 2016 increased 3% on both a reported basis and constant currency basis compared to the prior year quarter. Consolidated net sales of vascular products for the six months ended June 30, 2016 increased 3% on a reported basis (4% on a constant currency basis) compared to the prior year period. These increases were primarily due to growth in sales of endovascular products and were partially offset by declines in sales of divested electrophysiology products. United States net sales of vascular products for the quarter ended June 30, 2016 decreased 1% compared to the prior year quarter. International net sales of vascular products for the quarter ended June 30, 2016 increased 9% on a reported basis (10% on a constant currency basis) compared to the prior year quarter. United States net sales of vascular products for the six months ended June 30, 2016 increased 1% compared to the prior year period. International net sales of vascular products for the six months ended June 30, 2016 increased 6% on a reported basis (10% on a constant currency basis) compared to the prior year period.

Consolidated net sales of endovascular products for the quarter ended June 30, 2016 increased 6% on both a reported basis and constant currency basis compared to the prior year quarter. Consolidated net sales of endovascular products for the six months ended June 30, 2016 increased 6% on a reported basis (8% on a constant currency basis) compared to the prior year period. Net sales in this product line for both the quarter and six months ended June 30, 2016 were favorably impacted by growth in sales of percutaneous transluminal angioplasty (“PTA”) balloon catheters, including drug-coated PTA balloon catheters, and biopsy products and were partially offset by declines in sales of vena cava filters, a trend that may continue. The increase for the six months ended June 30, 2016 was also partially offset by a decline in sales of stents, a trend that may continue.

Consolidated net sales of vascular graft products for the quarter ended June 30, 2016 increased 5% on both a reported basis and constant currency basis compared to the prior year quarter. Consolidated net sales of vascular graft products for the six months ended June 30, 2016 increased 2% on a reported basis (4% on a constant currency basis) compared to the prior year period.

Urology Products - Bard markets a wide range of products for the urology market, including basic urology drainage products, fecal and urinary continence products and urological specialty products. Bard also markets StatLock® catheter stabilization products, which are used to secure many types of catheters sold by Bard and other companies, as well as Targeted Temperature Management™ products, which are used for therapeutic hypothermia. Consolidated net sales of urology products for the quarter ended June 30, 2016 increased 15% on a reported basis (16% on a constant currency basis) compared to the prior year quarter. This increase includes 9 percentage points of growth on both a reported basis and constant currency basis from direct-to-consumer sales as a result of the Liberator acquisition in January 2016. Consolidated net sales of urology products also included 2 percentage points of growth on both a reported basis and constant currency basis due to the impact of the Medicon, Inc. (“Medicon”) acquisition. Consolidated net sales of urology products for the six months ended June 30, 2016 increased 10% on a reported basis (11% on a constant currency basis) compared to the prior year period, which includes 8 percentage points of growth on both a reported basis and constant currency basis as a result of the Liberator acquisition. In addition, consolidated net sales of urology products for the six months ended June 30, 2016 includes a decline of 2 percentage points on both a reported basis and constant currency basis due primarily to the impact of the Medicon acquisition, including the sale of acquired inventory previously recorded as sales into the joint venture. Net sales for the quarter and six months ended June 30, 2016 were also favorably impacted by growth in sales of Targeted Temperature Management™ products. These increases were partially offset by declines in sales of StatLock® catheter stabilization products and surgical continence products. United States net sales of urology products for the quarter ended June 30, 2016 increased 17% compared to the prior year quarter. International net sales of urology products for the quarter ended June 30, 2016 increased 11% on a reported basis (13% on a constant currency basis) compared to the prior year quarter. United States net sales of urology products for the six months ended June 30, 2016 increased 16% compared to the prior year period. International net sales of urology products for the six months ended June 30, 2016 decreased 2% on a reported basis (increased 2% on a constant currency basis) compared to the prior year period. International net sales for the quarter ended June 30, 2016 reflected increases in basic drainage products primarily due to the Medicon acquisition. International net sales for the six months ended June 30, 2016 reflected a decline in sales of basic drainage products due to the impact of the Medicon acquisition.

Consolidated net sales of basic drainage products for the quarter ended June 30, 2016 increased 18% on a reported basis (19% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of basic drainage products for the six months ended June 30, 2016 increased 11% on a reported basis (12% on a constant currency basis) compared to the prior year period. The increase for the quarter ended June 30, 2016 was primarily due to sales as a result of the Liberator and Medicon acquisitions. For the six months ended June 30, 2016, the increase was primarily due to the Liberator acquisition and was partially offset by the impact of the Medicon acquisition.

Consolidated net sales of urological specialty products for the quarter ended June 30, 2016 increased 8% on a reported basis (9% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of urological specialty products for the six months ended June 30, 2016 increased 6% on a reported basis (9% on a constant currency basis) compared to the prior year period. These increases were primarily due to the impact of the Medicon acquisition. The brachytherapy market has been losing procedural share to alternative therapies, a trend that may continue.

Consolidated net sales of continence products for the quarter ended June 30, 2016 increased 24% on a reported basis (26% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of continence products for the six months ended June 30, 2016 increased 21% on a reported basis (24% on a constant currency basis) compared to the prior year period. These increases were primarily due to sales as a result of the Liberator acquisition. These increases were partially offset by a decline in sales of surgical continence products, a trend that is expected to continue.

Consolidated net sales of the StatLock® catheter stabilization product line for the both the quarter and six months ended June 30, 2016 decreased 6% on a reported basis (5% on a constant currency basis) compared to the prior year periods, a trend that may continue.

Oncology Products - Bard’s oncology business includes specialty vascular access products and enteral feeding devices. Specialty vascular access products include peripherally inserted central catheters (“PICCs”) used for intermediate to long-term central venous access, specialty access ports and accessories (“Ports”) used most commonly for chemotherapy, dialysis access catheters and vascular access ultrasound devices, which help facilitate the placement of PICCs. Consolidated net sales of oncology products for the quarter ended June 30, 2016 increased 7% on a reported basis (8% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of oncology products for the six months ended June 30, 2016 increased 8% on a reported basis (9% on a constant currency basis) compared to the prior year period. These increases were primarily due to growth in sales of PICCs and Ports. United States net sales of oncology products for the quarter ended June 30, 2016 increased 4% compared to the prior year quarter. International net sales of oncology products for the quarter ended June 30, 2016 increased 16% on a reported basis (19% on a constant currency basis) compared to the prior year quarter. United States net sales of oncology products for the six months ended June 30, 2016 increased 5% compared to the prior year period. International net sales of oncology products for the six months ended June 30, 2016 increased 14% on a reported basis (19% on a constant currency basis) compared to the prior year period.

Consolidated net sales of PICCs for the quarter ended June 30, 2016 increased 9% on a reported basis (10% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of PICCs for the six months ended June 30, 2016 increased 8% on a reported basis (10% on a constant currency basis) compared to the prior year period.

Consolidated net sales of Ports for the quarter ended June 30, 2016 increased 4% on both a reported basis and constant currency basis compared to the prior year quarter. Consolidated net sales of Ports for the six months ended June 30, 2016 increased 5% on a reported basis (6% on a constant currency basis) compared to the prior year period.

Consolidated net sales of dialysis access catheters for the quarter ended June 30, 2016 increased 12% on a reported basis (13% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of dialysis access catheters for the six months ended June 30, 2016 increased 11% on a reported basis (13% on a constant currency basis) compared to the prior year period. Consolidated net sales of vascular access ultrasound devices for the quarter ended June 30, 2016 increased 3% on a reported basis (4% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of vascular access ultrasound devices for the six months ended June 30, 2016 increased 8% on a reported basis (9% on a constant currency basis) compared to the prior year period.

Surgical Specialty Products - Surgical specialty products include soft tissue repair products, performance irrigation devices and biosurgery products, including hemostats and sealants. Consolidated net sales of surgical specialty products for both the quarter and six months ended June 30, 2016 increased 11% on a reported basis (12% on a constant currency basis) compared to the prior year periods. These increases were primarily due to growth in sales of synthetic hernia repair products and biosurgery products and were partially offset by declines in sales of natural hernia repair products and performance irrigation products. United States net sales of surgical specialty products for both the quarter and six months ended June 30, 2016 increased 11% compared to the prior year periods. International net sales of surgical specialty products for the quarter ended June 30, 2016 increased 12% on a reported basis (14% on a constant currency basis) compared to the prior year quarter. International net sales of surgical specialty products for the six months ended June 30, 2016 increased 11% on a reported basis (15% on a constant currency basis) compared to the prior year period.

The soft tissue repair product line includes synthetic and natural tissue hernia repair implants, natural tissue breast reconstruction implants and hernia fixation products. Consolidated net sales of soft tissue repair products for both the quarter and six months ended June 30, 2016 increased 11% on a reported basis (12% on a constant currency basis) compared to the prior year periods. Net sales in this product line were favorably impacted by growth in sales of synthetic hernia repair products and hernia fixation products and were partially offset by declines in sales of natural tissue hernia repair products.

Consolidated net sales of biosurgery products for the quarter ended June 30, 2016 increased 15% on a reported basis (16% on a constant currency basis) compared to the prior year quarter. Consolidated net sales of biosurgery products for the six months ended June 30, 2016 increased 17% on a reported basis (18% on a constant currency basis) compared to the prior year period. Net sales in the product line were favorably impacted by growth in sales of hemostats and surgical sealant products.

Consolidated net sales of performance irrigation products for the quarter ended June 30, 2016 decreased 3% on both a reported basis and constant currency basis compared to the prior year quarter. Consolidated net sales of performance irrigation products for the six months ended June 30, 2016 decreased 5% on both a reported basis and constant currency basis compared to the prior year period, a trend that may continue.

Other Products - The other product group includes irrigation, wound drainage and certain original equipment manufacturers’ products.

Costs and Expenses

A summary of costs and expenses as a percentage of net sales is as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015(A)
Cost of goods sold	37.7%	38.8%	37.2%	38.4%
Marketing, selling and administrative expense	29.9%	29.1%	30.4%	28.9%
Research and development expense	7.7%	7.4%	7.7%	7.4%
Interest expense	1.4%	1.3%	1.4%	1.3%
Other (income) expense, net	1.0%	16.5%	3.9%	9.4%

Total costs and expenses	77.7%	93.1%	80.6%	85.5%

(A)	Amounts do not add due to rounding.

Cost of goods sold - Cost of goods sold consists principally of the manufacturing and distribution costs of the company’s products. The category also includes royalties paid by the company, amortization of intangible assets and the impact of certain hedging activities. Cost of goods sold as a percentage of net sales for the quarter and six months ended June 30, 2016 decreased 110 basis points and 120 basis points, respectively, primarily due to the recognition of previously deferred profit on product shipments to the joint venture prior to the Medicon acquisition and other cost improvements. Cost of goods sold for the quarter and six months ended June 30, 2016 included the net effect of the reversal of liabilities with respect to certain revenue-based and regulatory-related milestones, and an asset impairment. In addition, cost of goods sold for the six months ended June 30, 2015 included the reversal of a liability with respect to a certain revenue-based milestone. Incremental amortization of intangible assets primarily related to the acquisitions of Liberator, Vascular Pathways, Inc. and Medicon increased cost of goods sold as a percentage of net sales by approximately 50 basis points over both the prior year quarter and six month periods.

Marketing, selling and administrative expense - Marketing, selling and administrative expense consists principally of the costs associated with the company’s sales and administrative organizations. These costs as a percentage of net sales for the quarter and six months ended June 30, 2016 increased 80 basis points and 150 basis points, respectively, compared to the prior year periods primarily due to related costs from operations acquired in 2015 and 2016. These increases were partially offset by the suspension of the excise tax on medical device sales for 2016.

Research and development expense - Research and development expense consists principally of costs related to internal research and development activities, third-party research and development activities, and acquired in-process R&D (“IPR&D”) arising from the company’s business development activities. IPR&D costs may impact the comparability of the company’s results of operations between periods. Research and development expense for the quarter ended June 30, 2016 was $71.3 million, an increase of approximately 11% compared to the prior year quarter. Research and development expense for the six months ended June 30, 2016 was $139.6 million, an increase of approximately 12% compared to the prior year period.

Interest expense - Interest expense was $13.4 million and $11.2 million for the quarters ended June 30, 2016 and 2015, respectively. Interest expense was $24.7 million and $22.5 million for the six months ended June 30, 2016 and 2015, respectively. The increase in interest expense for both the quarter and six months ended June 30, 2016 is primarily due to the issuance of 3.000% fixed-rate notes due 2026 and amortization of the loss on the forward-starting interest rate swap.

Other (income) expense, net - The components of other (income) expense, net, are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(dollars in millions)
Interest income	$(0.4)	$(0.1)	$(0.7)	$(0.4)
Foreign exchange (gains) losses	(2.0)	0.8	(3.9)	1.1
Litigation charges, net	—	343.7	48.9	354.0
Gore Proceeds	—	(210.5)	—	(210.5)

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(dollars in millions)
Restructuring and productivity initiative costs	11.9	8.5	21.7	12.4
Acquisition-related items	0.2	—	3.9	0.5
Other, net	(0.1)	(0.7)	(0.3)	0.9

Total other (income) expense, net	$9.6	$141.7	$69.6	$158.0

Litigation charges, net – For the six months ended June 30, 2016, the amount reflects the estimated costs for product liability matters. For the quarter and six months ended June 30, 2015, the amounts reflect the estimated costs for product liability matters, net of recoveries, and litigation-related defense costs of $6.8 million and $15.1 million, respectively, in connection with the United States District Court for the Southern District of West Virginia’s pre-trial orders to prepare 500 individual cases for trial. For the six months ended June 30, 2015, the amount reflects certain other litigation-related charges. See Note 7 of the notes to condensed consolidated financial statements.

Gore Proceeds – For the quarter and six months ended June 30, 2015, Gore paid the company $210.5 million, representing the total amount of the enhanced damages awarded by the U.S. District Court for the District of Arizona due to Gore’s willfulness in connection with the company’s lawsuit against Gore for infringing Bard’s patent number 6,436,135 and an audit adjustment related to the payment of royalties through September 30, 2013 (the “Gore Proceeds”). For further discussion regarding the company’s lawsuit against Gore, see Note 10 of the notes to consolidated financial statements in Bard’s 2015 Annual Report on Form 10-K.

Restructuring and productivity initiative costs – For the quarters and six months ended June 30, 2016 and 2015, the amounts primarily reflect costs incurred in connection with productivity initiatives to optimize and streamline certain manufacturing and administrative functions to better align resources to the company’s business strategies. Key activities under these initiatives may include systems enhancements, the implementation of shared services centers designed to standardize and centralize processes or the outsourcing of certain services. Productivity initiative costs include consulting costs, primarily related to program creation and management, employee separation costs under the company’s existing severance program, and other related costs. For the quarter and six months ended June 30, 2015, employee separation costs of $1.6 million were recognized related to these initiatives.

Acquisition-related items – For the quarters and six months ended June 30, 2016 and 2015, the amounts primarily consist of acquisition-related integration costs. See Note 2 of the notes to condensed consolidated financial statements.

Income Tax Provision

The company’s effective tax rate for the quarter and six months ended June 30, 2016 was 23.4% and 21.4%, respectively. The effective tax rate for the six months ended June 30, 2016 reflected the discrete tax effects of litigation charges related to product liability claims, which were incurred in a high tax jurisdiction. See Note 7 of the notes to condensed consolidated financial statements.

The effective tax rate for the quarter and six months ended June 30, 2015 reflected the discrete tax effects of litigation charges, primarily related to product liability claims, which were substantially incurred in a low tax jurisdiction, and the gain related to the proceeds received from Gore, which was incurred in a high tax jurisdiction. See Note 7 of the notes to condensed consolidated financial statements.

Net Income (Loss) and Earnings (Loss) Per Share Available to Common Shareholders

The company reported net income and diluted earnings per share available to common shareholders for the quarter ended June 30, 2016 of $159.2 million and $2.11, respectively. Net loss and diluted loss per share available to common shareholders for the prior year quarter were $54.7 million and $0.74, respectively. The current year quarter reflects amortization of intangible assets of $21.7 million, or $0.29 per diluted share, restructuring and productivity initiative costs of $7.8 million, or $0.10 per diluted share, net charges from acquisition-related items (primarily consisting of integration costs and purchase accounting adjustments) of $2.3 million, or $0.03 per diluted share, and an asset impairment of $1.2 million, or $0.02 per diluted share. The prior year quarter reflects litigation charges, net, of $331.2 million, or $4.32 per diluted share, Gore Proceeds of $131.7 million, or $1.72 per diluted share, amortization of intangible assets of $19.4 million, or $0.25 per diluted share, restructuring and productivity initiative costs of $5.5 million, or $0.07 per diluted share, and net charges from acquisition-related items (primarily consisting of transaction costs and integration costs) of $4.0 million, or $0.05 per diluted share.

The company reported net income and diluted earnings per share available to common shareholders for the six months ended June 30, 2016 of $275.4 million and $3.64, respectively. Net income and diluted earnings per share available to common shareholders for the prior year period were $85.1 million and $1.11, respectively. The current year six month period reflects amortization of intangible assets of $43.1 million, or $0.57 per diluted share, litigation charges of $30.8 million, or $0.41 per diluted share, restructuring and productivity initiative costs of $14.4 million, or $0.19 per diluted share, net charges from acquisition-related items (primarily consisting of integration costs, purchase accounting adjustments and transaction costs) of $4.3 million, or $0.06 per diluted share, and an asset impairment of $1.2 million, or $0.02 per diluted share. The prior year six month period reflects litigation charges, net, of $340.6 million, or $4.43 per diluted share, Gore Proceeds of $131.7 million, or $1.71 per diluted share, amortization of intangible assets of $38.6 million, or $0.50 per diluted share, restructuring and productivity initiative costs of $8.1 million, or $0.11 per diluted share, and a net benefit from acquisition-related items (primarily consisting of purchase accounting adjustments, transaction costs and integration costs) of $5.4 million, or $0.07 per diluted share.

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

	2016	2015
(dollars in millions)
Working capital	$1,258.8	$1,063.1

Current ratio	2.36/1	1.96/1

Cash and cash equivalents held by the company’s foreign subsidiaries were $728.4 million and $881.6 million at June 30, 2016 and December 31, 2015, respectively. It is the company’s intention to permanently reinvest the majority of these funds outside the United States to finance foreign operations, and the company’s plans do not demonstrate a need to repatriate these funds. If these funds are needed for U.S. operations for currently unforeseen circumstances or can no longer be permanently reinvested outside the United States, the company would be required to accrue and pay U.S. taxes on the earnings associated with these funds. In the United States, ongoing operating cash flows and available borrowings under the company’s committed syndicated bank credit facility provide it with sufficient liquidity.

For the six months ended June 30, 2016 and 2015, net cash provided by operating activities was $156.1 million and $507.4 million, respectively. The decrease in net cash provided by operating activities is primarily due to higher payments to claimants for certain product liability matters in the current year period, a settlement payment in the current year period pursuant to an agreement with Medtronic (see Note 7 of the notes to condensed consolidated financial statements), and a payment related to the settlement of the forward starting interest rate swap contract in the current year period. In addition, the prior year period includes the receipt of the Gore Proceeds.

For the six months ended June 30, 2016 and 2015, net cash used by investing activities was $381.0 million and $26.3 million, respectively. Capital expenditures were approximately $38.4 million and $57.6 million for the six months ended June 30, 2016 and 2015, respectively. The company spent $203.2 million for the acquisition of businesses, products and technology to augment existing product lines for the six months ended June 30, 2016. The current year reflects an increase of $139.4 million in restricted cash primarily related to payments to qualified settlement funds for certain product liability matters. The prior year reflects a decrease of $31.7 million in restricted cash primarily related to payments from qualified settlement funds for certain product liability matters.

For the six months ended June 30, 2016, net cash provided by financing activities was $62.4 million compared to the $321.6 million used for financing activities for the six months ended June 30, 2015. Total debt was $1.6 billion and $1.4 billion (including current maturities of $250.2 million) at June 30, 2016 and December 31, 2015, respectively. Total debt to total capitalization was 50.2% and 48.9% at June 30, 2016 and December 31, 2015, respectively, which reflects the redemption of the $250 million 2.875% fixed-rate notes due January 2016 and net proceeds of $495.6 million from the issuance of 3.000% fixed-rate notes due 2026. Net cash used in financing activities also reflects $190.0 million used to repurchase 1,000,004 shares of common stock in the six months ended June 30, 2016 compared to $236.6 million to repurchase 1,378,136 shares of common stock in the prior year period. The company paid cash dividends of $0.48 per share and $0.44 per share for the six months ended June 30, 2016 and 2015, respectively.

The company maintains a $1.0 billion five-year committed syndicated bank credit facility that expires in November 2020. The credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The facility includes pricing based on the company’s long-term credit ratings and includes a financial covenant that limits the amount of total debt to total capitalization. At June 30, 2016, the company was in compliance with this covenant. There were no commercial paper borrowings outstanding at June 30, 2016 and December 31, 2015.

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

Certain Regulatory Matters

In October 2014 and November 2014, the United States Food and Drug Administration (“FDA”) conducted directed inspections at two of the company’s facilities after which the FDA issued Form-483’s to the company in connection with these inspections. The company responded to the FDA and implemented corrective and preventive actions to address the FDA’s concerns. On July 14, 2015, the company received a Warning Letter from the Los Angeles District office of the FDA. The Warning Letter specifically cites quality systems and medical device reporting observations relating to non-conformances previously identified in the Form-483 notices for Glens Falls, New York and Tempe, Arizona and appropriate market clearance or approval of two models of our Recovery Cone Removal Systems used to retrieve certain implanted filters. The Warning Letter states that, until the company resolves the outstanding issues covered by the Warning Letter, no premarket submissions for Class III devices to which the non-conformances are reasonably related will be cleared or approved. The company presently has two such submissions before the FDA, which the company does not believe are material to its business. The company implemented corrective and preventive actions to address the concerns identified in the Warning Letter and on February 18, 2016, received market clearance for the two models of the Recovery Cone Removal Systems. The FDA conducted planned follow-up inspections at the Glens Falls and Tempe facilities during the first quarter of 2016 which resulted in the FDA issuing Form-483’s identifying observations regarding the quality systems at these facilities. The company has responded to the FDA and implemented corrective and preventive actions to address the observations. In May 2016, the FDA notified the company that the FDA will require further follow-up re-inspections with respect to the issues cited in the Warning Letter.

In the second quarter of 2016, the FDA conducted an inspection at another of the company’s facilities after which the FDA issued a Form-483 to the company in connection with this inspection. The company responded to the FDA, is in the process of addressing the observations in the Form-483, and intends to fully implement corrective and preventive actions to address the FDA’s concerns.

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

Effective management of and reaction to risks involved in our business, including:

•	the ability to achieve manufacturing or administrative efficiencies, including gross margin benefits from our manufacturing processes and supply chain programs or in connection with the integration of acquired businesses;

•	the effects of negative publicity and/or adverse media coverage concerning our products, which could result in product withdrawals, decreased product demand or adverse reputational effects and which could reduce market or governmental acceptance of our products;

•	the ability to identify appropriate companies, businesses and technologies as potential acquisition candidates, to consummate and successfully integrate such transactions or to obtain agreements for such transactions on favorable terms;

•	the reduction in the number of procedures using our devices caused by customers’ cost-containment pressures or preferences for alternate therapies;

•	the ability to implement, and realize the benefits of, our prior and planned investments in our business, including research and development expenditures focused on new market categories, and our plan to grow in emerging and/or faster-growing markets outside the United States and acquire growth platforms designed to change the mix of our portfolio towards faster, sustainable long-term growth;

•	the uncertainty of whether research and development expenditures and sales force expansion will result in increased sales;

•	the ability to reduce exposure and uncertainty related to tax audits, appeals and litigation;

•	the risk that the company may not successfully implement its expansion of its Enterprise Resource Planning (“ERP”) information system and other productivity initiatives, including outsourcing certain information technology system functions;

•	internal factors, such as retention of key employees, including sales force employees;

•	the ability to achieve earnings forecasts, which are generated based, among other things, on projected volumes and sales of many product types, some of which are more profitable than others, and projected royalty revenue from Gore;

•	changes in factors and assumptions or actual results that differ from our assumptions on stock valuation and employee stock option exercise patterns, which could cause compensation expense recorded in future periods to differ significantly from the compensation expense recorded in the current period;

•	changes in factors and assumptions could cause pension cost recorded in future periods to differ from the pension cost recorded in the current period;

•	the effect of market fluctuations on the value of assets in the company’s pension plans and the possibility that the company may need to make additional contributions to the plans as a result of any decline in the fair value of such assets;

•	damage to a facility where our products are manufactured or from which they are distributed, which could render the company unable to manufacture or distribute one or more products and may require the company to reduce the output of products at the damaged facility thereby making it difficult to meet product shipping targets;

•	the potential impairment of goodwill and intangible assets of the company resulting from insufficient cash flow generated from such assets specifically, or our business more broadly, so as to not allow the company to justify the carrying value of the assets;

•	the ability to obtain appropriate levels of insurance on reasonable terms, or at all;

•	the ability to recover for claims made to our insurance companies or under indemnification obligations to the company and that any amounts recovered under these arrangements may not be adequate to cover the company’s damages and/or costs; and

•	the ability to realize the anticipated benefits of our restructuring activities and productivity initiatives to improve the company’s overall cost structure and improve efficiency.

Competitive factors, including:

•	the trend of consolidation in the medical device industry as well as among our customers, resulting in potentially greater pricing pressures, competition and more significant and complex contracts than in the past, both in the United States and abroad;

•	development of new products or technologies by competitors having superior performance compared to our current products or products under development which could negatively impact sales of our products or render one or more of our products obsolete;

•	technological advances, patents and registrations obtained by competitors that would have the effect of excluding the company from new market segments or preventing the company from selling a product or including key features in the company’s products;

•	attempts by competitors to gain market share through aggressive marketing programs; and

•	reprocessing by third-party reprocessors of our products designed and labeled for single use.

Difficulties and delays inherent in the development, manufacturing, marketing and sale of medical products, including:

•	the ability to complete planned and/or ongoing clinical trials successfully, to develop and obtain regulatory approval for products on a timely basis and to launch products on a timely basis within cost estimates;

•	lengthy and costly regulatory approval processes, which may result in lost market opportunities and/or delayed product launches;

•	delays or denials of, or grants of low or reduced levels of reimbursement for, procedures using newly developed products;

•	the suspension or revocation of authority to manufacture, market or distribute existing products;

•	the imposition of additional or different regulatory requirements, such as those affecting manufacturing and labeling;

•	performance, efficacy, quality or safety concerns for existing products, whether scientifically justified or not, that may lead to product discontinuations, product withdrawals, recalls, field corrections, regulatory enforcement actions, litigation or declining sales, including adverse events and/or concerns relating to the company’s vena cava filters, pelvic floor repair products and hernia repair products;

•	FDA inspections resulting in Form-483 notices and/or warning letters identifying deficiencies in the company’s manufacturing practices and/or quality systems; warning letters identifying violations of FDA regulations that could result in product holds, recalls, restrictions on future clearances by the FDA and/or civil penalties; uncertainty regarding the expected date of resolution of any of these matters;

•	the failure to obtain, limitations on the use of, or the loss of, patent and other intellectual property rights, and the failure of efforts to protect our intellectual property rights against infringement and legal challenges that can increase our costs;

•	difficulties obtaining necessary components or raw materials used in the company’s products and/or price increases from the company’s suppliers of critical components or raw materials, including oil-based resins, or other interruptions of the supply chain; and

•	customers that may limit the number of manufacturers or vendors from which they will purchase products, which can result in the company’s inability to sell products to or contract with large hospital systems, integrated delivery networks or group purchasing organizations.

Governmental action, including:

•	the impact of continued healthcare cost containment;

•	new laws and judicial decisions related to healthcare availability, healthcare reform, payment for healthcare products and services or the marketing and distribution of products, including legislative or administrative reforms to the United States Medicare and Medicaid systems or other United States or international reimbursement systems in a manner that would significantly reduce or eliminate reimbursements for procedures that use the company’s products;

•	changes in the FDA and/or foreign regulatory approval processes that may delay or prevent the approval of new products and result in lost market opportunity;

•	the impact of compliance and enforcement activities affecting the healthcare industry in general or the company in particular (including sales and marketing practices);

•	changes in tax laws affecting our business, such as the potential for comprehensive tax reform in the United States and proposed legislation in multiple jurisdictions resulting from the adoption of Organisation for Economic Co-operation and Development (OECD) policies;

•	changes in environmental laws or standards affecting our business including, among others, compliance with new labeling standards related to ozone-depleting substances;

•	changes in laws that could require facility upgrades or process changes and could affect production rates and output; and

•	compliance costs and potential penalties and remediation obligations in connection with environmental laws, including regulations regarding air emissions, waste water discharges and solid waste.

Legal disputes, including:

•	disputes over legal proceedings, the outcome and the timing of final resolution of the suit filed by Gore against the company;

•	product liability claims, which may involve lawsuits seeking class action status or seeking to establish multi-district litigation proceedings, including the Hernia Product Claims, the Women’s Health Product Claims and the Filter Product Claims;

•	claims asserting securities law violations;

•	claims asserting, and/or subpoenas seeking information regarding, violations of law in connection with federal and/or state healthcare programs such as Medicare or Medicaid;

•	derivative shareholder actions;

•	claims and subpoenas asserting antitrust violations;

•	environmental claims, including risks relating to accidental contamination or injury from the use of hazardous materials in the company’s manufacturing, sterilization and research activities and the potential for the company to be held liable for any resulting damages; and

•	commercial disputes, including disputes over distribution agreements, license agreements, manufacturing/supply agreements, development/research agreements (including indemnification provisions), acquisition or sale agreements, and insurance policies.

General economic conditions, including:

•	international and domestic business conditions;

•	political or economic instability in foreign countries;

•	interest rates;

•	foreign currency exchange rates;

•	changes in the rate of inflation;

•	instability of global financial markets and economies including Greece, Italy, Spain, Portugal and certain other countries or places where we operate or do business; and

•	The United Kingdom’s vote to depart the European Union.

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

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of June 30, 2016. Based upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2016, the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to accomplish their objectives at the reasonable assurance level. The scope of management’s assessment of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of June 30, 2016 includes all of the company’s consolidated operations except for those disclosure controls and procedures of Liberator Medical, Inc. and Medicon, Inc. that are subsumed by internal control over financial reporting. The company acquired Liberator Medical, Inc. on January 21, 2016 and Medicon, Inc. on November 2, 2015. The operations related to these acquisitions represent 8.0% of the company’s consolidated net sales for the quarter ended June 30, 2016 and assets associated with the operations related to these acquisitions represent 4.1% of the company’s consolidated total assets as of June 30, 2016. In the second quarter of 2016, there were changes in the company’s internal control over financial reporting related to the transition to an outsourcing service provider of certain information technology functions that had been performed internally. The transition of these functions has resulted in changes in certain information technology infrastructure and application maintenance from internally performed to externally performed by the outsourcing service provider. There have been no other changes in the company’s internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Product Liability Matters

Hernia Product Claims

As of June 30, 2016, approximately 30 federal and 70 state lawsuits involving individual claims by approximately 100 plaintiffs, as well as one putative class action in the United States, are currently pending against the company with respect to its Composix® Kugel® and certain other hernia repair implant products (collectively, the “Hernia Product Claims”). The company voluntarily recalled certain sizes and lots of the Composix® Kugel® products beginning in December 2005. In June 2007, the Composix® Kugel® lawsuits and, subsequently, other hernia repair product lawsuits, pending in federal courts nationwide were transferred into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island. The MDL stopped accepting new cases in the second quarter of 2014. As of June 30, 2016, all but one of the putative class actions pending against the company were dismissed. The remaining putative class action pending against the company has not been certified and seeks: (i) medical monitoring; (ii) compensatory damages; (iii) punitive damages; (iv) a judicial finding of defect and causation; and/or (v) attorneys’ fees. In April 2014, a settlement was reached with respect to the three putative Canadian class actions within amounts previously recorded by the company. Approximately 50 of the state lawsuits, involving individual claims by approximately 50 plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions. The Hernia Product Claims also generally seek damages for personal injury resulting from use of the products.

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

Women’s Health Product Claims

As of June 30, 2016, product liability lawsuits involving individual claims by approximately 11,390 plaintiffs are currently pending against the company in various federal and state jurisdictions alleging personal injuries associated with the use of certain of the company’s surgical continence products for women. With respect to a majority of these lawsuits, the company believes that two subsidiaries of Medtronic plc (as successor in interest to Covidien plc) (“Medtronic”), each a supplier of the company, have an obligation to defend and indemnify the company with respect to any product defect liability. As described below, in July 2015 the company reached an agreement with Medtronic regarding certain aspects of Medtronic’s indemnification obligation. In addition, five putative class actions in the United States and five putative class actions in Canada have been filed against the company, and a limited number of other claims have been filed or asserted in various non-U.S. jurisdictions. The foregoing lawsuits, unfiled or unknown claims, putative class actions and other claims, together with claims that have settled or are the subject of agreements or agreements in principle to settle, are referred to collectively as the “Women’s Health Product Claims”. The Women’s Health Product Claims generally seek damages for personal injury resulting from use of the products. The putative class actions, none of which has been certified, seek: (i) medical monitoring; (ii) compensatory damages; (iii) punitive damages; (iv) a judicial finding of defect and causation; and/or (v) attorneys’ fees. In April 2015, the Ontario Superior Court of Justice dismissed the plaintiffs’ motion for class certification in one Canadian putative class action. In March 2016, the company reached an agreement in principle to resolve all Canadian putative class actions, with the exception of a Quebec class action, within amounts previously recorded by the company. The company expects administration of those settlements to take place over the next several quarters.

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

As of June 30, 2016, the company reached agreements or agreements in principle with various plaintiffs’ law firms to settle their respective inventories of cases totaling approximately 9,080 Women’s Health Product Claims, including approximately: 560 during 2014, 6,285 during 2015 and 2,235 during 2016. The company believes that these Women’s Health Product Claims are not the subject of Medtronic’s indemnification obligation. These settlement agreements and agreements in principle include unfiled and previously unknown claims held by various plaintiffs’ law firms, which have not been included in the approximate number of lawsuits set forth in the first paragraph of this section. Each agreement is subject to certain conditions, including requirements for participation in the proposed settlements by a certain minimum number of plaintiffs. The company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Women’s Health Product Claims, which may include additional inventory settlements. Notwithstanding these settlement efforts, the company anticipates additional trials over the next 12 months. In addition, one or more possible consolidated trials may occur in the future.

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

The approximate number of lawsuits set forth in the first paragraph of this section does not include approximately 655 generic complaints involving women’s health products where the company cannot, based on the allegations in the complaints, determine whether any of those cases involve the company’s women’s health products. In addition, the approximate number of lawsuits set forth in the first paragraph of this section does not include approximately 1,010 claims that have been threatened against the company but for which complaints have not yet been filed. In addition, the company has limited information regarding the nature and quantity of these and other unfiled or unknown claims. During the course of engaging in settlement discussions with plaintiffs’ law firms, the company has learned, and may in future periods learn, additional information regarding these and other unfiled or unknown claims, or other lawsuits, which could materially impact the company’s estimate of the number of claims or lawsuits against the company. While the company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Women’s Health Product Claims and intends to vigorously defend the Women’s Health Product Claims that do not settle, including through litigation, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

Filter Product Claims

As of June 30, 2016, product liability lawsuits involving individual claims by approximately 770 plaintiffs are currently pending against the company in various federal and state jurisdictions alleging personal injuries associated with the use of the company’s vena cava filter products (all lawsuits, collectively, the “Filter Product Claims”). In August 2015, the Judicial Panel for Multi-District Litigation (“JPML”) ordered the creation of a Multi-District Litigation for all federal Filter Product Claims (the “IVC Filter MDL”) in the District of Arizona. There are approximately 660 Filter Product Claims that have been, or shortly will be, transferred to the IVC Filter MDL. The remaining approximately 110 Filter Product Claims are pending in various state courts. In March 2016, a Canadian class action was filed against the company in Quebec. In April 2016 and May 2016, Canadian class actions were filed in Ontario and British Columbia, respectively. The first Filter Product Claim trial was completed in June 2012 and resulted in a judgment for the company. During the second quarter of 2013, the company finalized settlement agreements with respect to more than 30 Filter Product Claims and made payments with respect to such claims within the amounts previously recorded by the company. The approximate number of lawsuits set forth above do not include approximately 40 claims that have been threatened against the company but for which complaints have not yet been filed. In addition, the company has limited information regarding the nature and quantity of these and other unfiled or unknown claims. The company continues to receive claims and lawsuits and may in future periods learn additional information regarding other unfiled or unknown claims, or other lawsuits, which could materially impact the company’s estimate of the number of claims or lawsuits against the company. The company expects that additional trials of Filter Product Claims may take place over the next 12 months. While the company intends to vigorously defend Filter Product Claims that do not settle, including through litigation, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

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

In June 2011, W.L. Gore & Associates, Inc. (“Gore”) filed suit in the U.S. District Court in Delaware alleging the company had infringed on several of Gore’s patents. Fact and expert discovery have been completed and in the fourth quarter of 2014, the parties both filed a number of motions, including motions for summary judgment. Oral arguments on the motions occurred on January 30, 2015. In December 2015, the Delaware District Court granted the company’s summary judgment motion of no willful infringement. However, based on a June 2016 Supreme Court ruling that changed the test for willful infringement historically applied by the lower courts, the Delaware District Court vacated its decision. The company’s summary judgment motion of laches (undue delay) remains pending, which could impact the total potential damages period. In the third quarter of 2015 the company filed a motion to dismiss a significant portion of Gore’s damages claim on the grounds that Gore lacks proper standing. This motion has been converted to a motion for summary judgment and remains pending. The trial on this matter has been set for March 2017. The company intends to vigorously defend the allegations asserted by Gore. The company cannot give any assurances that an adverse resolution of this matter will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the shares of the company’s common stock repurchased during the quarter ended June 30, 2016:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs(2)
April 1 – April 30, 2016	—	$—	—	$229,075,976
May 1 – May 31, 2016	103,539	219.27	103,000	206,488,377
June 1 – June 30, 2016	1,973	220.12	—	706,488,377

Total	105,512	$219.28	103,000	$706,488,377

(1)	Includes 2,512 shares that the company repurchased during the three month period ended June 30, 2016 that were not part of the publicly announced share repurchase authorization. These shares were purchased from employees to satisfy tax withholding requirements on the vesting of restricted shares/units from equity-based awards.
(2)	On June 10, 2015, the company announced that its Board of Directors had authorized the repurchase of up to $500 million of common stock of the company. On June 8, 2016, the company announced that its Board of Directors had authorized the repurchase of up to an additional $500 million of common stock.

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

Item 6. Exhibits

Number	Description

4.8	Third Supplemental Indenture, dated as of May 9, 2016, between C. R. Bard, Inc. and Wells Fargo Bank, National Association, as Trustee filed as Exhibit 4.1 to the company’s May 9, 2016 Form 8-K, is incorporated herein by reference.

4.9	Form of 3.000% Notes due 2026, filed as Exhibit 4.2 to the company’s May 9, 2016 Form 8-K (included as Exhibit A in Exhibit 4.1 to the company’s May 9, 2016 Form 8-K), is incorporated herein by reference.

12.1	Computation of Ratio of Earnings to Fixed Charges*

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer (furnished herewith)

32.2	Section 1350 Certification of Chief Financial Officer (furnished herewith)

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C. R. BARD, INC.
(Registrant)

Date: July 27, 2016

/s/ CHRISTOPHER S. HOLLAND
Christopher S. Holland Senior Vice President and Chief Financial Officer

/s/ FRANK LUPISELLA JR.
Frank Lupisella Jr. Vice President and Controller

INDEX TO EXHIBITS

Number	Description

4.8	Third Supplemental Indenture, dated as of May 9, 2016, between C. R. Bard, Inc. and Wells Fargo Bank, National Association, as Trustee filed as Exhibit 4.1 to the company’s May 9, 2016 Form 8-K, is incorporated herein by reference.

4.9	Form of 3.000% Notes due 2026, filed as Exhibit 4.2 to the company’s May 9, 2016 Form 8-K (included as Exhibit A in Exhibit 4.1 to the company’s May 9, 2016 Form 8-K), is incorporated herein by reference.

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer (furnished herewith)

32.2	Section 1350 Certification of Chief Financial Officer (furnished herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document