Form 10-K
period 2016-12-31
BARD C R INC /NJ/
filed 2017-02-13
CIK 9892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $17,273,587,263 based on the closing price of stock traded on the New York Stock Exchange on June 30, 2016. As of January 31, 2017, there were 72,030,026 shares of Common Stock, $.25 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the company’s definitive Proxy Statement in connection with its 2017 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

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

Bard’s execution of this strategy has helped the company establish market leadership positions across its four product group categories. In 2016, approximately 75% of the company’s net sales were derived from product lines in which the company holds a number one or number two market share position.

Product Group Information

The company reports its sales in four major product group categories: vascular, urology, oncology and surgical specialties. The company also has a product group of other products. The following table sets forth for the three years ended December 31, 2016, 2015 and 2014 the approximate percentage contribution by category to Bard’s consolidated net sales on a worldwide basis.

	For the Years Ended December 31,
	2016	2015	2014
Vascular	27%	28%	28%
Urology	26%	25%	25%
Oncology	27%	27%	27%
Surgical Specialties	17%	17%	17%
Other	3%	3%	3%

Consolidated net sales	100%	100%	100%

Vascular Products

Bard’s vascular products cover a wide range of minimally invasive devices for the treatment of peripheral vascular disease (“PVD”) and end-stage renal disease (“ESRD”). These products include: percutaneous transluminal angioplasty (“PTA”) catheters, chronic total occlusion (“CTO”) catheters, guidewires, fabrics, meshes, introducers and accessories; valvuloplasty balloons; peripheral vascular stents, self-expanding and balloon-expandable covered stents and vascular grafts; vena cava filters; and biopsy devices. Bard’s low-profile catheter and high-pressure balloon technology has made Conquest®, Atlas® and Dorado® PTA catheters leading choices of clinicians for the treatment of arterial venous access stenosis and other PVDs. Bard began selling the Lutonix® drug-coated PTA balloon for the treatment and prevention of vascular disease in Europe in 2012 and in the United States in October 2014, upon receipt of regulatory approval from the United States Food and Drug Administration (“FDA”). The company’s Ultraverse® and VascuTrak® PTA catheters and Crosser™ CTO catheter give Bard one of the broadest offerings in the small-vessel segment of the PVD market. Bard’s line of peripheral vascular stents, covered stents and vascular grafts includes the Flair® AV (arterial venous) Access Stent Graft, E•Luminexx® and LifeStar® Iliac Stents, and the LifeStent® family of stents approved for use in the superficial femoral and proximal popliteal arteries. Bard’s vena cava filters product line includes devices that can be either permanently implanted or retrieved after the threat of blood clots traveling from the lower extremities to a patient’s lungs has passed. Bard also offers products for the treatment of ESRD through a broad line of long-term dialysis catheters with market leading products including GlidePath™, Equistream®, Decathlon®, Hickman® and Reliance® catheters. Bard also offers a market leading portfolio of automatic core needle biopsy devices including MaxCore®, Magnum®, the Mission™ lightweight semi-automatic biopsy device and the Marquee™ disposable core biopsy instrument. Bard’s Vacora® and Finesse® devices combine the benefits of a vacuum-assisted biopsy technology with a portable, self-contained needle system for the diagnosis of breast tumors. Bard offers a wide variety of products across the percutaneous breast biopsy and tissue marker segments. The EnCor® and EnCor Enspire® breast biopsy systems allow for ultrasound-, stereotactic- and MRI-guided breast biopsy procedures, and Bard’s breast tissue markers include the SenoMark®, StarchMark®, Gel Mark®, UltraClip® and UltraCor® product lines. In 2014, the company began recording revenue related to royalty payments received from W.L. Gore & Associates Inc. (“Gore”).

Urology Products

Bard’s urology products include basic urology drainage products, fecal and urinary continence products, urological specialty products and Targeted Temperature Management™ products. The Foley catheter, which Bard introduced in 1934, remains one of the most frequently used products in the urology field. The company has a market-leading position in Foley catheters, including the infection control Foley catheter (Bardex® I.C. Foley catheter), which has been proven to substantially reduce the rate of urinary tract infections. The company also has a line of intermittent self-catheters and male external catheters, primarily used in non-acute settings. In January 2016, the company acquired Liberator Medical Holdings, Inc., a durable medical equipment supplier, to vertically integrate and expand its presence in the non-acute segment of the market. Other products include: fecal incontinence products; brachytherapy devices and radioactive seeds used to treat prostate cancer; intermittent urinary drainage catheters, urine monitoring and collection systems; ureteral stents; and specialty devices for stone removal procedures. The company markets the proprietary line of StatLock® catheter stabilization devices, which are used primarily to secure peripheral intravenous catheters, thereby reducing restarts and other complications. These devices are also used to secure many other types of catheters sold by Bard and other companies, including Foley catheters. In addition, the company markets the Arctic Sun® system with proprietary ArcticGel™ pads providing therapy for patients requiring Targeted Temperature Management™.

Oncology Products

Bard’s oncology products cover a wide range of devices used in the treatment and management of various cancers and other diseases and disorders. These include specialty vascular access catheters and ports, vascular access ultrasound devices, dialysis access catheters and enteral feeding devices. The company’s specialty vascular access products serve a well-established market in which Bard holds a leading position. The features and benefits of the company’s broad line of peripherally inserted central catheters (“PICCs”) have allowed Bard to capitalize on this important segment of the specialty vascular access market. The company’s PowerPICC® catheters and PowerPort® devices can also be used to inject contrast media at high flow rates. These devices eliminate the need to place an additional catheter in the significant number of PICC and port recipients who also require contrast enhanced CT (computed tomography) scans. Bard’s Site-Rite® vascular access ultrasound device and Sherlock™ tip locator system help nurses place a PICC at a patient’s bedside, making PICCs a more convenient and cost-effective treatment option. The company’s 3CG Tip Confirmation System™ can be used in place of imaging technologies such as x-rays to confirm proper placement of the PICC prior to treatment. Both Sherlock™ and Sherlock 3CG™ can be integrated into the Site Rite® system facilitating bedside placement. For patients not requiring central venous access, Bard offers a wide range of midline catheters as well as guidewire-assisted peripheral intravenous lines.

Surgical Specialty Products

Bard’s surgical specialty products include implanted grafts and fixation devices for hernia and soft tissue repairs in addition to hemostats and surgical sealants. The company’s soft tissue repair products consist of hernia repair grafts, including permanent synthetic and bioresorbable synthetic products, natural-tissue configurations, and hernia fixation devices. Bard has a full line of products for inguinal (groin) hernias including the Perfix® Plug and 3D Max® product lines. The company has products for the repair of ventral (abdominal) hernias including the Ventrio®, Ventrio® ST, Ventralex®, Ventralex® ST and Ventralight® ST synthetic grafts. In addition, the company markets the ECHO PS® Positioning System which helps facilitate mesh deployment in laparoscopic surgical repair. Bard also markets the Phasix™ line of products for both inguinal and ventral hernias. The product incorporates advanced polymer technology based on a fully resorbable platform that is resorbed naturally by the body over time. The company’s Phasix™ ST incorporates an anti-adhesion layer allowing for laparoscopic placement. Bard’s line of natural-tissue products includes the XenMatrix® and Allomax® grafts used to repair complex ventral hernias and soft tissue reconstruction. The company also sells XenMatrix® AB, the first of its kind anti-bacterial natural-tissue surgical graft. The company’s hernia fixation devices include OptiFix™, a bioresorbable-tack fixation device and Capsure®, a permanent fixation device for use in laparoscopic and open surgical procedures. Bard also offers the Progel© surgical sealant, which is the only FDA-approved product available for intraoperative sealing of air leaks in connection with open, video-assisted and robotic thoracic surgery. The company’s Arista® AH hemostat product line complements Bard’s Progel© surgical sealant technology and is a plant based hemostat that is used as an adjunct to mechanical techniques to control bleeding in a variety of surgical procedures.

International

Bard markets its products through subsidiaries to customers in over 100 countries outside the United States. The products sold in the international markets include many of the products described above. However, the principal markets, products and methods of distribution in the company’s international businesses vary with market size and stage of development. The company’s principal international markets are currently in Europe, China and Japan, and the company expects to continue investing to expand sales and marketing resources in order to capitalize on opportunities in other markets, such as certain emerging markets in Asia, Latin America and Eastern Europe. Generally, the company maintains a geographically-based sales organization that it believes provides greater flexibility in international markets. Approximately 72% of international sales are of products manufactured by Bard in the United States, Puerto Rico or Mexico. For financial reporting purposes, revenues and long-lived assets in significant geographic areas are presented in Note 15 of the notes to consolidated financial statements.

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

Marketing

The company’s products are distributed domestically directly to hospitals and other healthcare institutions, as well as through numerous hospital/surgical supply and other medical specialty distributors with whom the company has distribution agreements. In international markets, products are distributed either directly or through distributors, with the practice varying by country. Full-time representatives of the company in domestic and international markets engage in sales promotion. Sales to distributors, which supply the company’s products to many end-users, accounted for approximately 36%, 35% and 34% of the company’s net sales for the years ended December 31, 2016, 2015 and 2014, respectively, and the five largest distributors combined accounted for approximately 51%, 61% and 66%, respectively, of distributors’ sales for the corresponding years. One large distributor accounted for approximately 8% of the company’s net sales in 2016 and 9% of the company’s net sales in each of 2015 and 2014.

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

Available Information

The company makes available, free of charge, on its website located at http://investorrelations.crbard.com, its annual reports to shareholders, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to these reports, as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (“SEC”) and are accessible to the public at the SEC’s website (www.sec.gov).

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

Except for the documents specifically incorporated by reference into this Annual Report on Form 10-K, information contained on our website, the SEC’s website or that can be accessed through these websites are not incorporated by reference into this Annual Report on Form 10-K. Reference to our website and the SEC’s website is made as an inactive textual reference.

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

Medical device laws are in effect in many of the countries in which the company does business outside the United States. These range from comprehensive device approval requirements for some or all of the company’s medical device products to requests for product data or certifications. Inspection of and controls over manufacturing as well as monitoring of device-related adverse events are also components of most of these regulatory systems. The number and scope of these requirements are increasing and evolving.

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

Bard’s products are purchased principally by hospitals or physicians, which typically bill various third-party payors, such as governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care plans, for the healthcare services provided to their patients. In addition, with respect to our durable medical equipment supplier, we also directly bill patients, insurance companies, Medicare and Medicaid. The ability of customers to obtain appropriate reimbursement for products and services from third-party payors is critical to the success of medical device companies because it can affect the products customers purchase and the prices they are willing to pay. Manufacturers such as Bard rely on insurance reimbursement to create favorable markets for their products, while providers depend on this reimbursement to incorporate new products into their medical practices. As the largest single insurer in the United States, Medicare has a profound influence on the healthcare market. The Center for Medicare and Medicaid Services (“CMS”) formulates national and local coverage policy and sets payment rates for facilities and physician providers. Additionally, most private payors will follow the lead of CMS when developing their policies and payment rates. Technology assessment organizations, including the one run by the Blue Cross Blue Shield Association, are consulted by public and private payors to evaluate the relative merits of new technologies and their impact on net health outcomes in an effort to get as much value for the healthcare dollar as possible.

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

Third-party payors for hospital services in the United States and abroad are increasingly focused on strategies to control spending on healthcare and reward improvements in quality and patient outcomes. In addition, in an effort to better align incentives for providers, CMS and most large commercial payors have adopted policies that carry penalties for certain preventable, hospital- acquired infections such as catheter-associated urinary tract infections. The company believes that the Bardex® IC products are well-positioned to help its customers prevent certain hospital acquired infections. As payors focus on the net benefits provided by medical technologies, manufacturers are increasingly required to provide evidence not only of the clinical efficacy of their products, but also the economic impact they have on stakeholders in the healthcare system. The company has taken steps in recent years to bolster its health economic and outcomes research capabilities with the goal of meeting the needs of the business and customers around the world. However, the uncertainty and complexity of future legislation seeking to reform the health insurance market and the healthcare delivery system make it difficult to ultimately predict the impact on Bard’s business.

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

Employees

The company had approximately 16,300 employees as of December 31, 2016.

Seasonality

The company’s business is not affected to any material extent by seasonal factors.

Research and Development

The company is engaged in both internal and external research and development in an effort to introduce new products, to enhance the effectiveness, ease of use, safety and reliability of its existing products, and to expand the applications for which the uses of its products are appropriate. The company is dedicated to developing and acquiring technologies that will furnish healthcare providers with a more complete line of products to treat medical conditions through less invasive procedures and in a cost-effective manner. The company’s research and development expenditures, including acquired in-process research and development, were $292.8 million, $259.2 million and $302.0 million in 2016, 2015 and 2014, respectively. The company evaluates developing technologies primarily in areas where it may have technological or marketing expertise for possible investment or acquisition.

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

Other than the payments received from Gore, the company does not receive material revenue from licensing of its patents or other intellectual property.

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

Any of these issues could lead to an investigation by the FDA or other governmental authorities, recall of, or safety alert relating to, one or more of our products and could ultimately result in the removal of these products from the body and claims against us for costs associated with the removal. Any recall, whether voluntary or required by the FDA or similar governmental authorities in other countries, could result in lost sales, other significant costs and significant negative publicity. Negative publicity concerning our products, competitors’ products or the geographic or product markets in which we compete, including regarding a quality or safety issue, whether accurate or inaccurate, could reduce market acceptance of our products, harm our reputation, decrease demand for our products, result in the loss of customers, lead to product withdrawals and/or harm our ability to successfully launch and market our products in the future. The foregoing problems could also result in enforcement actions and/or investigations by state and federal governments or other enforcement bodies, or product liability claims or lawsuits including those being brought by individuals or by groups seeking to represent a class or establish multi-district litigation proceedings. We believe that some settlements and judgments, as well as legal defense costs, may be covered in whole or in part under our product liability insurance policies with a limited number of insurance companies, or, in some circumstances, indemnification obligations to us from other parties. However, amounts recovered under these arrangements may be less than the stated coverage limits or less than otherwise expected and may not be adequate to cover damages and/or costs. In addition, there is no guarantee that insurers or other parties will pay claims or that coverage or indemnity will be otherwise available. For certain product liability claims or lawsuits, the company does not maintain or has limited remaining insurance coverage. See Item 3. “Legal Proceedings” below for a description of lawsuits filed or asserted against us, including the Hernia Product Claims, Women’s Health Product Claims and Filter Product Claims (each, as defined below). Moreover, in some circumstances adverse events arising from or associated with the design, manufacture, quality or marketing of our products could result in the FDA suspending or delaying its review of our applications for new product approvals, or imposing post market approval requirements. Any of the foregoing problems could have a material adverse effect on our business, results of operations, financial condition and/or liquidity.

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

The medical device business is intensely competitive and is characterized by rapid technological change, frequent product introductions and evolving customer requirements. Our customers consider many factors when choosing among products, including features and reliability, quality, technology, clinical or economic outcomes, availability, price and services provided by the manufacturer. We face competition globally from a wide range of companies, some of which may have greater resources than us, which may enable them to adapt faster than us to customer needs or changes in customer requirements. Product introductions, alternative therapies or enhancements by competitors that provide better features, clinical outcomes or economic value and/or offer lower pricing may make our products or proposed products obsolete or less competitive. In addition, the trend of consolidation in the medical device industry and among our customers could result in greater competition and pricing pressures.

As a result, we engage in product development and improvement programs to maintain and improve our competitive position. These development and improvement programs involve significant investment in research and development, clinical trials and regulatory approvals and may require more time than anticipated to bring such products to market. We may not, however, be successful in enhancing existing products or developing new products or technologies that will achieve regulatory approval, be developed or manufactured in a cost effective manner, obtain appropriate intellectual property protection or receive market acceptance and we may be unable to recover all or a meaningful part of our investment in such products or technologies. Additionally, there can be no assurance that the size of the markets in which we compete will increase above existing levels or not decline, that we will be able to maintain, gain or regain market share or that we can compete effectively on the basis of price or that the number of procedures in which our products are used will increase above existing levels or not decline.

As part of our business strategy, we also pursue the acquisition of complementary businesses, technologies and products. We may not be able to identify appropriate acquisition candidates, consummate transactions or obtain agreements with favorable terms. Further, once a business is acquired, any inability to successfully integrate the business, decreases in customer loyalty or product orders, failure to retain and develop its workforce, failure to establish and maintain appropriate controls or unknown or contingent liabilities could adversely affect our ability to realize the anticipated benefits of any acquisition. The integration of an acquired business, whether or not successful, requires significant efforts which may result in additional expenses and divert the attention of our management and technical personnel from other projects. These transactions are inherently risky, and there can be no assurance that any past or future transaction will be successful. If we fail to develop and successfully manufacture and launch new products, generate satisfactory clinical results, provide sufficient economic value, enhance existing products, or identify, acquire and integrate complementary businesses, technologies and products or if we experience a decrease in market size or market share or declines in average selling price or procedural volumes, or otherwise fail to compete effectively, our business, results of operations and/or financial condition could be adversely affected.

Domestic and foreign legislative or administrative reforms resulting in restrictive reimbursement practices of third-party payors and cost containment measures could decrease the demand for products purchased by our customers, the prices that our customers are willing to pay for those products and the number of procedures using our devices.

Our products are purchased principally by hospitals or physicians which typically bill various third-party payors, such as governmental programs (e.g., Medicare, Medicaid and comparable foreign programs), private insurance plans and managed care plans, for the healthcare services provided to their patients. The ability of our customers to obtain appropriate reimbursement for products and services from third-party payors is critical to the success of medical device companies because it affects which products customers purchase and the prices they are willing to pay. Reimbursement varies by country and can significantly impact the acceptance of new products and technologies. In addition, with respect to our durable medical equipment supplier, we also directly bill patients, insurance companies, Medicare and Medicaid. Implementation of healthcare reforms or other governmental actions in the United States (such as cuts to Medicare reimbursement) and other countries may limit, reduce or eliminate reimbursement for our products and adversely affect both our pricing flexibility and the demand for our products. For example, effective January 1, 2017, the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) introduced performance-based measures and alternative payment models that could significantly impact physician payment. Even when we develop or acquire a promising new product or technology, we may find limited demand for the product unless reimbursement approval is obtained from private and governmental third-party payors.

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

We manufacture our products at, and distribute our products from, facilities located throughout the world, some of which are in areas that are prone to hurricanes and other natural disasters. In addition, our operations (including these facilities or any part of our supply chain) could be adversely affected by pandemics, terrorism or other political, economic or social unrest, environmental factors, strikes, work stoppages or slowdowns, or other disasters or factors beyond our control. In some cases, certain of our key products are manufactured at one facility. If an event occurred that resulted in damage to one or more of our facilities or we experience an interruption or disruption of our supply chain, we may be unable to manufacture or distribute the relevant products at previous levels or at all. In addition, we purchase many of the components and raw materials used in manufacturing our products from numerous suppliers located in various countries. For reasons of quality assurance, cost effectiveness or availability, most components and raw materials are only available and/or purchased from sole suppliers. While we work with suppliers to ensure continuity of supply, the price and availability of components and raw materials are subject to numerous factors beyond our control, and no assurance can be given that our efforts will be effective. Due to the stringent regulations and requirements of the FDA and other regulatory authorities regarding the manufacture of our products, we may not be able to quickly establish additional or replacement sources for these components or materials or do so without excessive cost. As a result, a reduction or interruption in manufacturing or distribution or of our supply chain, or an inability to secure alternative sources of raw materials or components, could have a material adverse effect on our business, results of operations and/or financial condition.

We are subject to a comprehensive system of federal, state and international laws and regulations, and we could be the subject of investigations, enforcement actions or face lawsuits and monetary or equitable judgments.

We operate in many parts of the world, and our operations are affected by complex state, federal and international laws relating to healthcare, environmental protection, antitrust, anti-corruption, anti-bribery, fraud and abuse, export control, tax, employment and laws regarding privacy, personally identifiable information and protected health information, including, for example, the Food, Drug and Cosmetic Act (“FDCA”), various FDA and international regulations relating to, among other things, the development, quality assurance, manufacturing, importation, distribution, marketing and sale of, and billing for, our products, the federal Anti-Kickback Statute and Federal False Claims Act, the U.S. Foreign Corrupt Practices Act (“FCPA”), the UK Bribery Act of 2010, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and other foreign data protection and privacy laws, and laws and regulations relating to sanctions and money laundering. We are subject to periodic inspections to determine compliance with the FDA’s Quality System Regulation requirements, current medical device adverse event reporting regulations, and similar foreign rules and regulations. Despite our training and compliance programs, our internal control policies and procedures may not always protect us from negligent, reckless or criminal acts committed by our employees or agents. The failure to comply with these laws and regulatory standards, allegations of such non-compliance or the discovery of previously unknown problems with a product or manufacturer: (i) could result in FDA Form-483 notices and/or warning letters or the foreign equivalent, fines, delays or suspensions of regulatory clearances, investigations, detainment, seizures or recalls of products (with the attendant expenses), the banning of a particular device, an order to replace or refund the cost of any device previously manufactured or distributed, operating restrictions and/or civil or criminal prosecution, and/or penalties, as well as decreased sales as a result of negative publicity and product liability claims; and (ii) could disrupt our business and could have a material adverse effect on our business, results of operations, financial condition and/or liquidity.

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

The healthcare industry is under continued scrutiny from state, federal and international governments with respect to industry practices in the area of sales and marketing, including provisions of the Physician Payment Sunshine Act. If our marketing, sales or other activities fail to comply with the FDA’s or other comparable foreign regulatory agencies’ regulations or guidelines, or other applicable laws, we may be subject to warnings from the FDA or investigations or enforcement actions from the FDA, Medicare, the Office of Inspector General of the U.S. Department of Health and Human Services or other government agencies or enforcement bodies. Additionally, in the European Union, a new draft Medical Device Regulation was published in 2016 imposing stricter requirements for the marketing and sale of medical devices and grants Notified Bodies increased post-market surveillance authority. The Company is monitoring the implementation of the regulation and has undertaken initial actions to move toward compliance based on the published draft of the regulation. The Company’s failure to comply with any marketing or sales regulations or any other applicable regulatory requirements could adversely affect our business, results of operations, financial condition and/or liquidity.

In the recent past, medical device manufacturers have been the subject of investigations from government agencies related to their relationships with doctors, product sales and marketing and off-label promotion of products, among other activities or practices. If an enforcement action involving the company were to occur, it could result in penalties, fines, detainment, seizures, recalls, product bans, operating restrictions (which may include loss of a license or authorization), the exclusion of our products from reimbursement under government-funded programs and/or prohibitions on our ability to sell our products, and could have a material adverse effect on our business, results of operations, financial condition and/or liquidity. In addition, remediation of any issues identified by the FDA or other regulators could require facility upgrades, process changes, additional labeling requirements or other measures, any of which could have a material adverse effect on our business and/or results of operations. See Item 3. “Legal Proceedings” below for a description of the subpoenas and Civil Investigation Demands from a number of State Attorneys General and investigative subpoena from the Department of Defense, in each case, seeking information related to certain of the company’s products.

In addition, lawsuits by or otherwise involving employees, customers, licensors, licensees, suppliers, vendors, business partners, distributors, shareholders or competitors with respect to how we conduct our business could be very costly and could substantially disrupt our business. Disputes from time-to-time with companies or individuals are not uncommon, and we cannot assure you that we will be able to resolve these disputes on terms favorable to us. See Item 3. “Legal Proceedings” below for a description of lawsuits against the company. The occurrence of an adverse monetary or equitable judgment or a large expenditure in connection with a settlement of any of these matters could have a material adverse effect on our business, results of operations, financial condition and/or liquidity.

Failure to successfully implement, manage and/or integrate critical information systems, disruption of these systems or material breaches of the security of systems involved in our operations may adversely affect our business and customer relationships and/or results of operations.

We rely on information technology systems and network infrastructure to process, transmit, and store electronic information in our day-to-day operations, including proprietary or confidential information. Our business also generates and/or maintains sensitive information, such as patient data and other personal information, which may include protected health information and personally identifiable information (collectively, “sensitive personal information”). We also rely on our and others’ technology infrastructure to, among other functions, interact with suppliers and vendors, sell our products, fulfill orders and bill, collect and make payments, ship products and provide support to customers, track customer purchases, fulfill contractual obligations, store data and otherwise conduct business. During 2016, we began (and are continuing our efforts towards) outsourcing significant information technology functions and services to third parties, including significant elements of our information technology infrastructure, and as a result we are managing relationships with third parties who have access to our proprietary, confidential or sensitive personal information. The size and complexity of our information technology systems and those of our third party vendors may make such systems potentially vulnerable to service interruptions or attack. Our internal information technology systems, as well as those systems maintained by third-party providers, may be subjected to computer viruses or other malicious codes, unauthorized access attempts, service interruptions, and cyber-attacks, including infiltration of data centers, any of which, if successful, could result in data leaks or otherwise compromise our proprietary, confidential or sensitive personal information and disrupt our operations. The size and complexity of our third-party vendors’ systems and the large amounts of proprietary, confidential or sensitive personal information that is present at their sites also makes them potentially vulnerable to security breaches from inadvertent or intentional actions by our employees, partners or vendors, or from attacks by malicious third parties. We cannot assure you that our vendors, customers and other third parties that we conduct business with will maintain appropriate policies and procedures regarding data privacy and security. Cyber-attacks continue to increase in sophistication and frequency. Additionally our systems and network infrastructure are vulnerable to interruption due to fire, power loss, system malfunctions and the level of protection and disaster recover capability varies from site to site and across facilities maintained by third-party vendors. While we have invested in our systems and the protection of our data (including through outsourcing certain functions and services to third-party vendors, network monitoring, preventive security controls, employee training and security policies) to reduce the risk of an intrusion or interruption and monitor such systems on an ongoing basis for any current or potential threats, there can be no assurances that the protective measures will prevent attacks or future security breaches that could have a significant impact on our business, reputation, results of operations, financial condition and/or liquidity.

In addition, our information systems and those of our third-party providers require an ongoing commitment of significant resources to maintain, protect and enhance existing systems, and to develop new systems to keep pace with continuing changes in information technology, the evolving needs of our business, regulatory standards and the need to protect our and our customers’ proprietary, confidential or sensitive personal information. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively, fail to implement new systems and/or update or expand existing systems (such as the company’s ongoing effort to expand its Enterprise Resource Planning, or ERP, platform more broadly through the company) or fail to anticipate, plan for or manage significant disruptions to systems involved in our operations, we could lose existing customers, have difficulty preventing, detecting, and controlling fraud, have disputes with customers, suppliers, vendors, physicians, and other health care professionals, have regulatory sanctions or penalties imposed, be subject to civil or criminal investigations or suits resulting from a system breach, have increases in operating expenses, have difficulty manufacturing and distributing our products, incur expenses or lose revenues as a result of data breaches, have negative publicity or suffer other adverse consequences, any of which could have a material adverse effect on our business, reputation, results of operations, financial condition and/or liquidity.

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

We rely on a combination of patents, trade secrets, non-disclosure agreements and other intellectual property rights to protect our proprietary intellectual property and will continue to do so. Although these patents, trade secrets, non-disclosure agreements and other intellectual property rights may not successfully protect our intellectual property, we intend to defend against threats to our intellectual property. Our pending patent applications may not result in patents issuing to us, and patents issued to or licensed by us in the past or in the future may be challenged, invalidated or circumvented. Furthermore, legal standards with respect to the validity and scope of patents continues to evolve and therefore these patents may not be sufficiently broad to provide us with a competitive advantage. In addition, we operate in foreign markets where protection or enforcement of intellectual property rights may be weaker than in the United States, and inadequate patent protection in those markets may adversely affect our competitive position. Third parties could also obtain patents or other intellectual property rights that may require us to negotiate licenses with them to conduct our business, and we cannot assure you that the required licenses would be available on reasonable terms or at all.

We also attempt to protect our trade secrets, proprietary information and know-how and continuing technological innovation with security measures, including the use of information technology measures and non-disclosure and other agreements with our employees, consultants and collaborators. We cannot be certain that these agreements will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information, or that third parties will not otherwise gain access to our trade secrets or proprietary know-how.

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

Sales outside the United States accounted for approximately 31% of our net sales in 2016. We anticipate that sales from international operations will continue to represent a significant portion of our total sales, and we intend to continue our expansion into emerging and/or faster-growing markets outside the United States. In addition, many of our manufacturing facilities and suppliers are located outside the United States. As a result, our sales and profitability from our international operations and our ability to implement our overall business strategy

(including our plan to continue expanding into emerging and/or faster-growing markets outside the United States) are subject to risks and uncertainties that can vary by country, and include those related to political and economic conditions, foreign currency exchange rate fluctuations, enforcement of contractual obligations, ensuring appropriate quality assurance standards, changes to international trade agreements and treaties, local product preference and manufacturing requirements or other trade restrictions, changes in tax laws (including with respect to imports or borders), regulatory and reimbursement programs and policies, import or export licensing requirements and regulations, antitrust enforcement and the protection of intellectual property rights. These risks and uncertainties could have a material adverse effect on our business and/or results of operations.

The June 2016 referendum by British voters to exit the European Union (commonly known as “Brexit”) has created uncertainties affecting business operations in the United Kingdom and the European Union. Following the vote, there was significant decline in the value of the British pound compared to the U.S. dollar, and there may be continued volatility in exchange rates and economic conditions as the United Kingdom negotiates its exit from the European Union. Until the terms and timing of the United Kingdom’s exit from the European Union becomes clearer, it is difficult to predict its impact. It is possible that the referendum and proposed withdrawal could, among other things, affect the legal and regulatory schemes to which our business is subject, impact trade between the United Kingdom and the European Union and other parties and create uncertainty in the region.

The adoption of healthcare reform in the United States may adversely affect our business and/or results of operations.

In March 2010, significant reforms to the U.S. healthcare system were adopted in the form of the Patient Protection and Affordable Care Act (the “PPACA”). The PPACA includes provisions that, among other things, reduce and/or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and impose new and/or increased taxes. Specifically, beginning in 2013, the medical device industry was required to subsidize healthcare reform in the form of a 2.3% excise tax on United States sales of most medical devices. This excise tax, which increased our operating expenses, was suspended in December 2015 for 2016 and 2017. The status of the excise tax for sales after December 31, 2017 is uncertain. The tax may continue to be suspended, repealed or may be reinstated at the same or different level. The PPACA also reduced Medicare and Medicaid payments to hospitals and clinical laboratories, which could reduce medical procedure volumes and impact the demand for our products or the prices at which the company sells its products. While the PPACA is intended to expand health insurance coverage to uninsured persons in the United States, other elements of this legislation, such as Medicare provisions aimed at improving quality and decreasing costs, comparative effectiveness research, an independent payment advisory board, and pilot programs to evaluate alternative payment methodologies, make it difficult to determine the overall impact on sales of our products.

It is possible that changes in administration and policy, including the potential repeal of all or parts of the PPACA could result in additional proposals and/or changes to health care system legislation which could have a material adverse effect on our business and/or results of operations. The full effect that a full or partial repeal of the PPACA would have on our business remains unclear.

Various healthcare reform proposals have also emerged at the state level and in other jurisdictions where we sell our products. The impact of the PPACA (or its full or partial repeal) and these proposals could have a material adverse effect on our business and/or results of operations.

Regulations related to “conflict minerals” may impact our supply chain, increase the cost of certain metals used in manufacturing our products and/or cause us to incur additional expenses.

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, companies registered with the SEC are required to determine the sources of any tantalum, tin, and tungsten (or their ores) and gold (referred to as “conflict minerals”), used in their products and to disclose whether or not the specified minerals originated from the Democratic Republic of the Congo and adjoining countries (“Covered Countries”) and the procedures employed to make such determinations. We have determined that certain of our products contain conflict minerals and we have developed a process to identify where such mineral originated. As of the date of our conflict minerals report for the 2015 calendar year, we were unable to determine whether or not such minerals contained in our products originate from a Covered Country. We have incurred and will continue to incur additional costs associated with complying with the diligence and disclosure requirements, and there may be costs associated with remediation and other changes to our products, processes, or sources of supply as a consequence of such verification activities. These rules could adversely affect the sourcing, supply, and pricing of materials used in our products. We cannot be sure that we will be able to obtain the necessary information on conflict minerals from our suppliers or that we will be able to determine that all of our products are conflict free. As a result, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we implement. In addition, we may encounter challenges satisfying customers who require that all of the components of our products be certified as conflict free.

Economic conditions and/or instability could adversely affect the company.

Financial markets and the economies in the United States and internationally may experience change, disruption and volatility, including the economic impacts resulting from foreign exchange movements. In addition, conditions could worsen in countries that have experienced or are currently experiencing such disruptions or volatility. As a result, the economic environment may, among other things:

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The executive offices of the company are located in Murray Hill, New Jersey. Domestic manufacturing and development units are located in Arizona, California, Colorado, Florida, Georgia, Illinois, Massachusetts,

Minnesota, Montana, New Jersey, New York, Ohio, Pennsylvania, Puerto Rico, Rhode Island, South Carolina, Tennessee, Texas and Utah. Sales offices are in many of these locations as well as others. Outside the United States, the company has plants or offices in Austria, Australia, Belgium, Brazil, Canada, Chile, China, Colombia, the Czech Republic, Finland, France, Germany, Greece, India, Ireland, Italy, Japan, Korea, Malaysia, Mexico, the Netherlands, Poland, Russia, Saudi Arabia, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan, Thailand, Turkey, the United Arab Emirates and the United Kingdom.

The company owns approximately 2.9 million square feet of space in 24 locations and leases approximately 1.7 million square feet of space in 103 locations. All of these facilities are well-maintained and suitable for the operations conducted in them.

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

Product Liability Matters

Hernia Product Claims

As of December 31, 2016, approximately 25 federal and 65 state lawsuits involving individual claims by approximately 90 plaintiffs, as well as one putative class action in the United States, are currently pending against the company with respect to its Composix® Kugel® and certain other hernia repair implant products (collectively, the “Hernia Product Claims”). The company voluntarily recalled certain sizes and lots of the Composix® Kugel® products beginning in December 2005. In June 2007, the Composix® Kugel® lawsuits and, subsequently, other hernia repair product lawsuits, pending in federal courts nationwide were transferred into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island. The MDL stopped accepting new cases in the second quarter of 2014 and was terminated in November 2016, at which time the remaining federal lawsuits were remanded to their courts of original jurisdiction for trial. As of December 31, 2016, all but one of the putative class actions pending against the company was dismissed. The remaining putative class action pending against the company has not been certified and seeks: (i) medical monitoring; (ii) compensatory damages; (iii) punitive damages; (iv) a judicial finding of defect and causation; and/or (v) attorneys’ fees. In April 2014, a settlement was reached with respect to the three putative Canadian class actions within amounts previously recorded by the company. Approximately 50 of the state lawsuits, involving individual claims by approximately 50 plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions. The Hernia Product Claims also generally seek damages for personal injury resulting from use of the products.

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

Women’s Health Product Claims

As of December 31, 2016, product liability lawsuits involving individual claims by approximately 6,235 plaintiffs are currently pending against the company in various federal and state jurisdictions alleging personal injuries associated with the use of certain of the company’s surgical continence products for women, which includes products manufactured by both the company and two subsidiaries of Medtronic plc (as successor in interest to Covidien plc) (“Medtronic”), each a supplier of the company. Medtronic has an obligation to defend and indemnify the company with respect to any product defect liability for products its subsidiaries had manufactured. As described below, in July 2015 the company reached an agreement with Medtronic regarding certain aspects of Medtronic’s indemnification obligation. In addition, five putative class actions in the United States and five putative class actions in Canada have been filed against the company, and a limited number of other claims have been filed or asserted in various non-U.S. jurisdictions. The foregoing lawsuits, unfiled or unknown claims, putative class actions and other claims, together with claims that have settled or are the subject of agreements or agreements in principle to settle, are referred to collectively as the “Women’s Health Product Claims”. The Women’s Health Product Claims generally seek damages for personal injury resulting from use of the products. The putative class actions, none of which has been certified, seek: (i) medical monitoring; (ii) compensatory damages; (iii) punitive damages; (iv) a judicial finding of defect and causation; and/or (v) attorneys’ fees. In April 2015, the Ontario Superior Court of Justice dismissed the plaintiffs’ motion for class certification in one Canadian putative class action. In March 2016, the company reached an agreement in principle to resolve all Canadian putative class actions, with the exception of a Quebec class action, within amounts previously recorded by the company, which settlement was finalized in September 2016. In January 2017, the court approved the discontinuance of the proposed Quebec class action.

In October 2010, the Women’s Health Product Claims involving solely Avaulta® products pending in federal courts nationwide were transferred into an MDL in the United States District Court for the Southern District of West Virginia (the “WV District Court”), the scope of which was later expanded to include lawsuits involving all women’s surgical continence products that are manufactured or distributed by the company. The first trial in a state court was completed in California in July 2012 and resulted in a judgment against the company of approximately $3.6 million. On appeal the decision was affirmed by the appellate court in November 2014. The company filed a petition for review to the California Supreme Court on December 24, 2014, which was denied on February 18, 2015. The judgment in this matter, including interest and costs, was paid on March 20, 2015 within the amounts previously recorded by the company. The first trial in the MDL commenced in July 2013 and resulted in a judgment against the company of approximately $2 million, which was upheld by the Fourth Circuit on January 14, 2016. The company does not believe that any verdicts entered to date are representative of potential outcomes of all Women’s Health Product Claims. On January 16, 2014 and July 31, 2014, the WV District Court ordered that the company prepare 200 and then an additional 300 individual cases, respectively, for trial (the “2014 WHP Pre-Trial Orders”) (the timing for which is currently unknown). The 2014 WHP Pre-Trial Orders resulted in significant additional litigation-related defense costs beginning in the second quarter of 2014 and continuing through the second quarter of 2015. In February 2015, the WV District Court appointed a Special Master to assist with settlement resolution. In June 2015, the WV District Court issued an order staying the requirement to prepare a significant portion of the cases covered by the 2014 WHP Pre-Trial Orders. Substantially all of the 500 individual cases that are the subject of the 2014 WHP Pre-Trial Orders have been part of agreements or agreements in principle to settle with various plaintiff law firms. In December 2016, the WV District Court lifted the stay of the 2014 WHP Pre-Trial Orders and remanded five of the unsettled cases to their courts of original jurisdiction for trial. In response to a January 27, 2017 court order, the company is required to prepare an additional approximately 243 individual cases for trial (together with the 2014 WHP Pre-Trial Orders, the “WHP Pre-Trial Orders”). The WHP Pre-Trial Orders may result in material additional cost in future periods in defending Women’s Health Product Claims. The WV District Court may also order that the company prepare additional cases for trial, which could result in material additional costs in future periods.

As of December 31, 2016, the company reached agreements or agreements in principle with various plaintiffs’ law firms to settle their respective inventories of cases totaling approximately 11,000 Women’s Health Product Claims, including approximately: 560 during 2014, 6,285 during 2015 and 4,155 during 2016. The company believes that these Women’s Health Product Claims are not the subject of Medtronic’s indemnification obligation. These settlement agreements and agreements in principle include unfiled and previously unknown claims held by various plaintiffs’ law firms, which have not been included in the approximate number of lawsuits set forth in the first paragraph of this section. Each agreement is subject to certain conditions, including requirements for participation in the proposed settlements by a certain minimum number of plaintiffs. The company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Women’s Health Product Claims, which may include additional inventory settlements. Notwithstanding these settlement efforts, the company anticipates additional trials over the next 12 months. In addition, one or more possible consolidated trials may occur in the future.

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

The approximate number of lawsuits set forth in the first paragraph of this section does not include approximately 600 generic complaints involving women’s health products where the company cannot, based on the allegations in the complaints, determine whether any of those cases involve the company’s women’s health products. In addition, the approximate number of lawsuits set forth in the first paragraph of this section does not include approximately 830 claims that have been threatened against the company but for which complaints have not yet been filed. In addition, the company has limited information regarding the nature and quantity of these and other unfiled or unknown claims. During the course of engaging in settlement discussions with plaintiffs’ law firms, the company has learned, and may in future periods learn, additional information regarding these and other unfiled or unknown claims, or other lawsuits, which could materially impact the company’s estimate of the number of claims or lawsuits against the company. While the company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Women’s Health Product Claims and intends to vigorously defend the Women’s Health Product Claims that do not settle, including through litigation, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

Filter Product Claims

As of December 31, 2016, product liability lawsuits involving individual claims by approximately 1,425 plaintiffs are currently pending against the company in various federal and state jurisdictions alleging personal injuries associated with the use of the company’s vena cava filter products (all lawsuits, collectively, the “Filter Product Claims”). In August 2015, the Judicial Panel for Multi-District Litigation (“JPML”) ordered the creation of a Multi-District Litigation for all federal Filter Product Claims (the “IVC Filter MDL”) in the District of Arizona. There are approximately 1,375 Filter Product Claims that have been, or shortly will be, transferred to the IVC Filter MDL, including one medical monitoring class action. The remaining approximately 50 Filter

Product Claims are pending in various state courts. In March 2016, a putative Canadian class action was filed against the company in Quebec. In April 2016 and May 2016, putative Canadian class actions were filed in Ontario and British Columbia, respectively. In November 2016, a putative Canadian class action was filed in Saskatchewan. The approximate number of lawsuits set forth above does not include approximately 25 claims that have been threatened against the company but for which complaints have not yet been filed. In addition, the company has limited information regarding the nature and quantity of these and other unfiled or unknown claims. The company continues to receive claims and lawsuits and may in future periods learn additional information regarding other unfiled or unknown claims, or other lawsuits, which could materially impact the company’s estimate of the number of claims or lawsuits against the company. The company expects that trials of Filter Product Claims may take place over the next 12 months. While the company intends to vigorously defend Filter Product Claims that do not settle, including through litigation, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

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

The company believes that some settlements and judgments, as well as some legal defense costs, relating to product liability matters are or may be covered in whole or in part under its product liability insurance policies with a limited number of insurance carriers, or, in some circumstances, indemnification obligations to the company from other parties, which if disputed, the company intends to vigorously contest. Amounts recovered under the company’s product liability insurance policies or indemnification arrangements may be less than the stated coverage limits or less than otherwise expected and may not be adequate to cover damages and/or costs relating to claims. In addition, there is no guarantee that insurers or other parties will pay claims or that coverage or indemnity will be otherwise available.

In January 2017, the company reached an agreement to resolve litigation filed in the Southern District of New York by its insurance carriers in connection with Women’s Health Product Claims and Filter Product Claims. The agreement requires the insurance carriers to reimburse the company for certain future costs incurred in connection with Filter Product Claims up to an agreed amount. For certain product liability claims or lawsuits, the company does not maintain or has limited remaining insurance coverage.

Other Legal Matters

Since early 2013, the company has received subpoenas or Civil Investigative Demands from a number of State Attorneys General seeking information related to the sales and marketing of certain of the company’s products that are the subject of the Hernia Product Claims and the Women’s Health Product Claims. The company is cooperating with these requests. Although the company has had discussions with the State Attorneys General with respect to overall potential resolution of this matter, there can be no assurance that a resolution will be reached or what the terms of any such resolution may be. Since it is not feasible to predict the outcome of these proceedings, the company cannot give any assurances that the resolution of these proceedings will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

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

In June 2011, Gore filed suit in the U.S. District Court in Delaware alleging the company had infringed several of Gore’s patents. Fact and expert discovery have been completed. In December 2015, the Delaware District Court granted the company’s summary judgment motion of no willful infringement. However, that decision was vacated in June 2016 due to a United States Supreme Court ruling that changed the test for willful infringement historically applied by the lower courts. In July 2016, the company’s summary judgment motion of laches (undue delay) was denied, at least in part because of the currently pending Supreme Court case on this issue, which was heard during the Fall 2016 term. Previously, the company filed a motion to dismiss a significant portion of Gore’s damages claim on the grounds that Gore lacks proper standing. This motion was converted to a motion for summary judgment and was granted in July 2016, effectively reducing the amount of potential damages. The trial has been set for March 2017. The company intends to vigorously defend the allegations asserted by Gore. The company cannot give any assurances that an adverse resolution of this matter will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

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

Litigation Reserves

The company regularly monitors and evaluates the status of product liability and other legal matters, and may, from time-to-time, engage in settlement and mediation discussions taking into consideration developments in the matters and the risks and uncertainties surrounding litigation. These discussions could result in settlements of one or more of these claims at any time. See Note 10 of the notes to consolidated financial statements.

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Set forth below is the name, age, position, five-year business history and other information with respect to each executive officer of the company as of February 13, 2017. No family relationships exist among the officers or Board of Directors of the company. The Board of Directors elects all officers of the company annually.

Name	Age	Position
Timothy M. Ring	59	Chairman and Chief Executive Officer and Director
John H. Weiland	61	Vice Chairman, President and Chief Operating Officer and Director
Christopher S. Holland	50	Senior Vice President and Chief Financial Officer
Jim C. Beasley	53	Group President
Timothy P. Collins	56	Group President
John P. Groetelaars	50	Group President
Sharon M. Luboff	54	Group Vice President
John A. DeFord	55	Senior Vice President-Science, Technology and Clinical Affairs
Samrat S. Khichi	49	Senior Vice President, General Counsel and Secretary
Betty D. Larson	41	Vice President-Human Resources
Frank Lupisella Jr.	56	Vice President and Controller
Gerard D. Porreca III	53	Vice President-Quality, Regulatory and Medical Affairs

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

John H. Weiland joined Bard in 1996 as Group Vice President. He was promoted to Group President in 1997. From 1997 until 2003, Mr. Weiland had numerous responsibilities including for Bard’s Davol, Urological, Medical and Endoscopic Technologies divisions, as well as responsibility for Bard’s businesses in Japan, Latin and Central America, Canada and Asia Pacific, and for Bard’s worldwide manufacturing operations. Mr. Weiland previously served as Senior Vice President of North American Operations for Dentsply International, President and Chief Executive Officer of Pharmacia Diagnostics, Inc. and was with American Hospital Supply and Baxter Healthcare. He served one year as a White House Fellow in the role of Special Assistant to the Director of the Office of Management and Budget as well as Special Assistant to the Secretary of Interior. Mr. Weiland was elected to the position of President and Chief Operating Officer in 2003 and to the Board of Directors in 2005. Mr. Weiland was appointed Vice Chairman in 2016.

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

Jim C. Beasley joined Bard in 1989 as a territory sales manager for Bard Interventional Products. He has held a succession of management positions including President of Bard Access Systems division from 2003 to 2007 and President of Bard Peripheral Vascular division from 2007 to 2012. In 2009, Mr. Beasley was promoted to Group Vice President and assumed responsibility for both divisions. From January 2012 to July 2013, Mr. Beasley also had responsibilities for Bard’s businesses in Japan, Asia (excluding China) and Australia. In

July 2013, Mr. Beasley was promoted to Group President and assumed responsibilities for Bard’s businesses in Latin America while continuing to be responsible for the Bard Access Systems (through June 2015) and Bard Peripheral Vascular divisions, and Bard’s business in Japan. In July 2015, Mr. Beasley assumed additional responsibilities for driving a new market development process across Bard to enable and accelerate the company’s growth in new and developing markets.

Timothy P. Collins joined Bard in 1986 as a facilities planner with the USCI division. Over the next 12 years, he held positions of increasing responsibility including Director of Operations for Diagnostic Cardiology. Concurrent with the sale of Bard’s cardiology business, Mr. Collins joined Medtronic Vascular in 1998 as Vice President/Business Unit Manager in Medtronic/AVE and was later appointed Vice President, Global Operations, Vascular. Mr. Collins returned to Bard and was President of the Bard Electrophysiology division from 2003 to 2008. In 2008, Mr. Collins was promoted to Group Vice President responsible for worldwide manufacturing operations and also assumed responsibility for the Electrophysiology division, until its sale in November 2013. In January 2012, Mr. Collins assumed additional responsibility for Bard’s businesses in Canada. In July 2013, Mr. Collins was promoted to Group President and assumed additional responsibility for Bard’s businesses in Europe. In July 2015, Mr. Collins assumed additional responsibilities for Bard Medical division.

John P. Groetelaars joined Bard in 2008 as Vice President and General Manager of the Davol division. Mr. Groetelaars was President of the Davol division from 2009 to 2013. In July 2013, Mr. Groetelaars was promoted to Group Vice President and assumed additional responsibilities for Bard’s businesses in China, Asia and Australia while continuing to be responsible for Bard’s Davol division. In July 2015, Mr. Groetelaars was promoted to Group President and added Bard Access Systems to his current responsibilities. Prior to joining Bard, he held positions of increasing responsibility with Boston Scientific Corporation from 2001 until joining Bard and having most recently served as General Manager and Vice President for UK, Ireland and Nordic Regions.

Sharon M. Luboff joined Bard in 2004 as President of Bard Medical division. Ms. Luboff was promoted to Group Vice President and was responsible for Bard’s international businesses from 2009 to 2013 and for Bard Medical division from 2012 to 2013. In July 2013, Ms. Luboff assumed responsibility for Corporate Marketing, Reimbursement, Healthcare Economics and Business Development and Strategy. Prior to joining Bard, Ms. Luboff held positions at Baxter Healthcare including Vice President, Global Therapeutic Marketing for its Renal Division.

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

Gerard D. Porreca III joined Bard in July 2016 as Vice President, Quality, Regulatory and Medical Affairs. Prior to joining Bard, Mr. Porreca was Senior Vice President, Global Regulatory Affairs and Quality Assurance and Chief RA/QA Officer at Smith and Nephew PLC since 2011.

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

2016	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
High	$203.80	$235.16	$239.43	$227.97
Low	$172.21	$201.55	$212.29	$203.63

2015	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
High	$180.35	$180.94	$202.47	$196.98
Low	$163.08	$163.81	$169.09	$177.13

Title of Class	Number of record holders of the company’s common stock as of January 31, 2017
Common Stock - $.25 par value	2,857

Dividends

The company paid cash dividends of $74.6 million, or $1.00 per share, in 2016 and $69.4 million, or $0.92 per share, in 2015. The following table illustrates the dividends paid per share in each of the indicated quarters.

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
2016	$0.24	$0.24	$0.26	$0.26	$1.00
2015	$0.22	$0.22	$0.24	$0.24	$0.92

The first quarter 2017 dividend of $0.26 per share was declared on December 14, 2016 and was paid on February 3, 2017 to shareholders of record on January 23, 2017.

Issuer Purchases of Equity Securities

The following table provides information with respect to the shares of the company’s common stock repurchased during the quarter ended December 31, 2016.

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs(2)
October 1 - October 31, 2016	1,984	$222.46	—	$664,610,207
November 1 - November 30, 2016	130,430	213.05	130,301	636,849,229
December 1 - December 31, 2016	713,391	216.83	679,695	489,508,538

Total	845,805	$216.26	809,996	$489,508,538

(1)	Includes 35,809 shares that the company repurchased during the three-month period ended December 31, 2016 that were not part of the publicly announced share repurchase authorization. These shares were purchased from employees to satisfy tax withholding requirements on the vesting of restricted shares/units from equity-based awards.
(2)	On June 10, 2015, the company announced that its Board of Directors had authorized the repurchase of up to an additional $500 million of common stock. On June 8, 2016, the company announced that its Board of Directors had authorized the repurchase of up to an additional $500 million of common stock.

Item 6. Selected Financial Data

Set forth below is selected financial data as of the end of and for each of the years ended December 31.

	2016	2015	2014	2013	2012
(dollars and shares in thousands except per share amounts)
Income Statement Data
Net sales(A)	$3,714,000	$3,416,000	$3,323,600	$3,049,500	$2,958,100
Net income(A)(B)(C)(D)(F)	531,400	135,400	294,500	689,800	530,100

Balance Sheet Data
Total assets(B)(E)(F)	$5,306,100	$4,844,000	$5,009,400	$4,971,000	$4,130,000
Working capital(B)(E)	1,207,500	708,600	1,339,200	1,425,700	1,357,000
Long-term debt(C)(E)	1,641,700	1,144,100	1,396,700	1,398,900	1,401,000
Total debt(C)(E)	1,641,700	1,394,300	1,474,700	1,398,900	1,401,000
Shareholders’ investment(A)(B)(C)(D)(F)	1,675,100	1,455,300	1,804,900	2,088,200	1,925,700

Common Stock Data
Basic earnings per share available to common shareholders(A)(B)(C)(D)(F)	$7.15	$1.80	$3.83	$8.54	$6.24
Diluted earnings per share available to common shareholders(A)(B)(C)(D)(F)	7.03	1.77	3.76	8.39	6.16
Cash dividends paid per share	1.00	0.92	0.86	0.82	0.78
Shareholders’ investment per share(A)(B)(C)(D)(F)	22.64	19.64	23.87	26.33	23.12
Weighted average common shares outstanding	74,000	74,100	75,600	79,300	83,300
Shareholders of record	2,875	3,044	3,266	3,393	3,596

Supplementary Data
Return on shareholders’ investment(A)(B)(C)(D)(E)(F)	34.0%	8.3%	15.1%	34.4%	28.7%
Net income/net sales(A)(B)(C)(D)(F)	14.3%	4.0%	8.9%	22.6%	17.9%
Total debt/total capitalization(A)(B)(C)(D)(E)(F)	49.5%	48.9%	45.0%	40.1%	42.1%
Interest expense(C)	$54,500	$44,900	$44,800	$45,000	$39,600
Research and development expense	292,800	259,200	302,000	295,700	203,200
Number of employees	16,300	14,900	13,900	13,000	12,200
Net sales per employee(A)	$227.9	$229.3	$239.1	$234.6	$242.5
Net income per employee(A)(B)(C)(D)(F)	32.6	9.1	21.2	53.1	43.5

(A)	Amounts for 2016, 2015 and 2014 include the impact of revenue related to royalty payments received from Gore.
(B)	Amounts for 2016, 2015, 2014 and 2013 include the impact of estimated costs for product liability matters, net of recoveries.
(C)	Amounts for 2016 include the impact of the 2016 debt offering.
(D)	Amounts for 2015 and 2013 include the impact of the proceeds received from Gore in connection with the company’s patent infringement lawsuit against Gore.
(E)	Amounts prior to 2016 have been restated to give effect to the adoption of certain accounting standard updates. See Note 1 of the notes to consolidated financial statements.
(F)	Amounts for 2013 reflect the gain on sale of the company’s electrophysiology division.

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

The company’s earnings are driven by its ability to continue to generate sales of its products and improve operating efficiency. Bard’s ability to increase sales over time depends upon its success in developing, acquiring and marketing differentiated products that meet the needs of clinicians and their patients. In 2016, the company’s research and development (“R&D”) expense as a percentage of net sales was 7.9%. The company also makes selective acquisitions of businesses, products and technologies, generally focusing on small-to-medium sized transactions to provide ongoing growth opportunities. In addition, the company may, from time-to-time, consider acquisitions of larger, established companies. The company may also periodically divest lines of business in which it is not able to reasonably attain or maintain a leadership position in the market or for other strategic reasons. The company spent $203.7 million in 2016, including acquired in-process R&D (“IPR&D”), for the acquisition of businesses, products and technologies.

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

Legal Developments

During 2016, the company recorded additional charges related to product liability matters, net of estimated recoveries, to other (income) expense, net, of approximately $205 million ($139 million after tax).

For more information on legal matters, see Note 10 of the notes to consolidated financial statements.

Debt Issuance

On May 9, 2016, the company issued $500 million aggregate principal amount of 3.000% senior unsecured notes due 2026 (“3.000% Notes due 2026”). Interest on the notes is payable semi-annually. Net proceeds from this offering were approximately $495.6 million, after deducting debt offering costs, consisting of underwriting commissions and offering expenses of $4.3 million and a debt issuance discount of $0.1 million, which were both recorded to long-term debt. The debt offering costs and debt issuance discount will be amortized over the term of the notes. Net proceeds from the issuance of the notes were used for general corporate purposes, including repayment of outstanding commercial paper. In addition, the company’s forward starting interest rate swap was settled concurrent with the issuance of these notes. See Note 9 of the notes to consolidated financial statements.

Medical Device Excise Tax

Beginning in 2013, the medical device industry was required to subsidize healthcare reform in the form of a 2.3% excise tax on United States sales of most medical devices. In December 2015, as part of the Omnibus Appropriations Act, collection of the medical device excise tax was suspended for 2016 and 2017. During 2015, the company recorded to marketing, selling and administrative expense an excise tax of $26.9 million. The status of the excise tax for sales after December 31, 2017 is uncertain.

Results of Operations

Net Sales

Bard’s 2016 consolidated net sales increased 9% on a reported basis (10% on a constant currency basis) over 2015 consolidated net sales. Bard’s 2015 consolidated net sales increased 3% on a reported basis (6% on a constant currency basis) over 2014 consolidated net sales. Net sales “on a constant currency basis” is a non-GAAP measure and should not be viewed as a replacement of GAAP results. See “Management’s Use of Non-GAAP Measures” below. Price changes had the effect of decreasing consolidated net sales by approximately 40 basis points and 110 basis points for 2016 and 2015, respectively, compared to the prior years. The continued strengthening of the U.S. dollar, a trend that may continue, had the effect of decreasing consolidated net sales for 2016 by approximately one percentage point compared to the prior year. Exchange rate fluctuations had the effect of decreasing consolidated net sales for 2015 by approximately three percentage points compared to the prior year. The primary exchange rate movements that impacted net sales were the movement of the Chinese Renminbi, British Pound and the Euro compared to the U.S. dollar. The impact of exchange rate movements on net sales is not indicative of the impact on net earnings due to the offsetting impact of exchange rate movements on operating costs and expenses, costs incurred in other currencies and the company’s hedging activities.

Bard’s 2016 United States net sales of $2,559.5 million increased 8% compared to $2,378.4 million in 2015. Bard’s 2016 international net sales of $1,154.5 million increased 11% on a reported basis (15% on a constant currency basis) compared to $1,037.6 million in 2015. Bard’s 2015 United States net sales increased 5% compared to $2,263.5 million in 2014. Bard’s 2015 international net sales decreased 2% on a reported basis (increased 8% on a constant currency basis) compared to $1,060.1 million in 2014.

Presented below is a summary of consolidated net sales by product group category.

Product Group Summary of Net Sales

	For the Years Ended December 31,
	2016	2015	Change	Constant Currency	2014	Change	Constant Currency
(dollars in millions)
Vascular	$1,014.9	$970.3	5%	6%	$928.3	5%	9%
Urology	951.8	845.0	13%	14%	835.9	1%	4%
Oncology	1,012.1	936.9	8%	9%	910.9	3%	6%
Surgical Specialties	637.3	572.3	11%	12%	555.1	3%	6%
Other	97.9	91.5	7%	10%	93.4	(2)%	—

Total net sales	$3,714.0	$3,416.0	9%	10%	$3,323.6	3%	6%

Vascular Products - Bard markets a wide range of products for the peripheral vascular market, including endovascular products, and vascular graft products. Also included within vascular products are royalty payments from W. L. Gore & Associates, Inc. (“Gore”). Consolidated net sales of vascular products in 2016 increased 5% on a reported basis (6% on a constant currency basis) compared to the prior year. This increase was primarily due to growth in sales of endovascular products and was partially offset by declines in sales of divested electrophysiology products and vascular graft products. United States net sales of vascular products in 2016 increased 2% compared to the prior year. International net sales of vascular products in 2016 increased 9% on a reported basis (12% on a constant currency basis) compared to the prior year. Consolidated net sales of vascular products in 2015 increased 5% on a reported basis (9% on a constant currency basis) compared to the prior year. This increase was primarily due to growth in sales of endovascular products. United States net sales of vascular products in 2015 increased 7% compared to the prior year. International net sales of vascular products in 2015 were flat on a reported basis (increased 13% on a constant currency basis) compared to the prior year.

Consolidated net sales of endovascular products in 2016 increased 8% on a reported basis (9% on a constant currency basis) compared to the prior year. Net sales in this product line were favorably impacted by growth in sales of percutaneous transluminal angioplasty (“PTA”) balloon catheters, including drug-coated PTA balloon catheters, biopsy products, and stents, and were partially offset by a decline in sales of vena cava filters, a trend that is expected to continue. Consolidated net sales of endovascular products in 2015 increased 6% on a reported basis (10% on a constant currency basis) compared to the prior year. Net sales in 2015 were favorably impacted by growth in sales of PTA balloon catheters, including drug-coated PTA balloon catheters, and biopsy products, and were partially offset by a decline in sales of stents.

Consolidated net sales of vascular graft products in 2016 decreased 2% on a reported basis (1% on a constant currency basis) compared to the prior year. Consolidated net sales of vascular graft products in 2015 decreased 6% on a reported basis (flat on a constant currency basis) compared to the prior year. These decreases were primarily due to declines in sales of peripheral vascular grafts.

In January 2017, the company received $41.9 million from Gore, representing Gore’s calculation of royalties for its infringing sales for the quarter ended December 31, 2016. This royalty payment will be recorded to revenue in the first quarter of 2017.

Urology Products - Bard markets a wide range of products for the urology market, including basic urology drainage products, fecal and urinary continence products and urological specialty products. Bard also markets StatLock® catheter stabilization products, which are used to secure many types of catheters sold by Bard and other companies, as well as Targeted Temperature Management™ products, which are used for therapeutic hypothermia. In 2016, consolidated net sales of urology products increased 13% on a reported basis (14% on a constant currency basis) compared to the prior year. This increase includes 9 percentage points of growth on both a reported basis and constant currency basis from direct-to-consumer sales as a result of the Liberator acquisition in January 2016. Consolidated net sales of urology products also includes 1 percentage point of growth on both a reported basis and constant currency basis due to the impact of the Medicon, Inc. (“Medicon”) acquisition. Net sales in 2016 were also favorably impacted by growth in sales of basic drainage products and Targeted Temperature Management™ products and were partially offset by declines in sales of StatLock® catheter stabilization products. United States net sales of urology products in 2016 increased 16% compared to the prior year and were favorably impacted by the Liberator acquisition. International net sales in 2016 increased 7% on a reported basis (11% on a constant currency basis) compared to the prior year. In 2015, consolidated net sales of urology products increased 1% on a reported basis (4% on a constant currency basis) compared to the prior year. This increase was primarily due to growth in sales of basic drainage products and Targeted Temperature Management™ products and was partially offset by declines in sales of surgical continence products and urological specialty products. United States net sales of urology products in 2015 increased 4% compared to the prior year. International net sales in 2015 decreased 5% on a reported basis (increased 3% on a constant currency basis) compared to the prior year. International net sales for 2015 reflected declines in sales of basic drainage products, continence products and urological specialty products.

Consolidated net sales of basic drainage products in 2016 increased 15% on a reported basis (16% on a constant currency basis) compared to the prior year. The increase was primarily due to sales as a result of the Liberator and Medicon acquisitions. Consolidated net sales of basic drainage products in 2015 increased 2% on a reported basis (4% on a constant currency basis) compared to the prior year.

Consolidated net sales of urological specialty products in 2016 increased 7% on a reported basis (9% on a constant currency basis) compared to the prior year primarily due to the impact of the Medicon acquisition. Consolidated net sales of urological specialty products in 2015 decreased 4% on a reported basis (increased 1% on a constant currency basis) compared to the prior year primarily due to declines in sales of brachytherapy products.

Consolidated net sales of continence products in 2016 increased 24% on a reported basis (28% on a constant currency basis) compared to the prior year. This was primarily due to an increase in sales as a result of the Liberator and Medicon acquisitions and was partially offset by declines in sales of surgical continence products, a trend that is expected to continue. Consolidated net sales of continence products in 2015 decreased 4% on a reported basis (increased 2% on a constant currency basis) compared to the prior year. This decrease was primarily due to declines in sales of surgical continence products, and was partially offset by an increase in sales of continence care products.

Consolidated net sales of the StatLock® catheter stabilization product line in 2016 decreased 3% on a reported basis (2% on a constant currency basis) compared to the prior year, a trend that may continue. Consolidated net sales of the StatLock® catheter stabilization product line in 2015 decreased 2% on a reported basis (flat on a constant currency basis) compared to the prior year.

Oncology Products - Bard’s oncology business includes specialty vascular access products and enteral feeding devices. Specialty vascular access products include peripherally inserted central catheters (“PICCs”) used for intermediate to long-term central venous access, specialty access ports and accessories (“Ports”) used most commonly for chemotherapy, dialysis access catheters and vascular access ultrasound devices which help facilitate the placement of PICCs. In 2016, consolidated net sales of oncology products increased 8% on a reported basis (9% on a constant currency basis) compared to the prior year. The increase was primarily due to growth in sales of PICCs, Ports, and dialysis access catheters. United States net sales of oncology products in 2016 increased 4% compared to the prior year. International net sales in 2016 increased 17% on a reported basis (21% on a constant currency basis) compared to the prior year. In 2015, consolidated net sales of oncology products increased 3% on a reported basis (6% on a constant currency basis) compared to the prior year. The increase in consolidated net sales for 2015 was primarily due to growth in sales of PICCs and was partially offset by declines in sales of Ports. United States net sales of oncology products in 2015 increased 3% compared to the prior year. International net sales in 2015 increased 2% on a reported basis (13% on a constant currency basis) compared to the prior year.

Consolidated net sales of PICCs in 2016 increased 7% on a reported basis (8% on a constant currency basis) compared to the prior year. Consolidated net sales of PICCs in 2015 increased 8% on a reported basis (11% on a constant currency basis) compared to the prior year.

Consolidated net sales of Ports in 2016 increased 8% on both a reported basis and constant currency basis compared to the prior year. Consolidated net sales of Ports in 2015 decreased 6% on a reported basis (3% on a constant currency basis) compared to the prior year.

Consolidated net sales of dialysis access catheters in 2016 increased 10% on a reported basis (11% on a constant currency basis) compared to the prior year. Consolidated net sales of vascular access ultrasound devices in 2016 increased 8% on a reported basis (9% on a constant currency basis) compared to the prior year. Consolidated net sales of dialysis access catheters in 2015 increased 5% on a reported basis (9% on a constant currency basis) compared to the prior year. Consolidated net sales of vascular access ultrasound devices in 2015 increased 5% on a reported basis (8% on a constant currency basis) compared to the prior year.

Surgical Specialty Products - Surgical specialty products include soft tissue repair products, performance irrigation devices and biosurgery products, including hemostats and sealants. In 2016, consolidated net sales of surgical specialty products increased 11% on a reported basis (12% on a constant currency basis) compared to the prior year. This increase is primarily due to growth in sales of synthetic hernia repair products and biosurgery products and was partially offset by declines in sales of natural hernia repair products and performance irrigation products. United States net sales of surgical specialty products in 2016 increased 9% compared to the prior year. International net sales in 2016 increased 18% on a reported basis (21% on a constant currency basis) compared to the prior year. In 2015, consolidated net sales of surgical specialty products increased 3% on a reported basis (6% on a constant currency basis) compared to the prior year. This increase was primarily due to growth in sales of biosurgery products and synthetic hernia repair products and was partially offset by a decline in sales of performance irrigation products. United States net sales of surgical specialty products in 2015 increased 7% compared to the prior year. International net sales in 2015 decreased 8% on a reported basis (increased 2% on a constant currency basis) compared to the prior year. International net sales for 2015 reflected declines in sales of synthetic hernia repair products and performance irrigation products and was partially offset by an increase in sales of biosurgery products.

The soft tissue repair product line includes synthetic and natural tissue hernia repair implants, natural tissue breast reconstruction implants, and hernia fixation products. Consolidated net sales of soft tissue repair products in 2016 increased 11% on a reported basis (12% on a constant currency basis) compared to the prior year. Net sales in 2016 were favorably impacted by growth in sales of synthetic hernia repair products and hernia fixation products and were partially offset by a decline in sales of natural tissue hernia repair products, a trend that may continue. Consolidated net sales of soft tissue repair products in 2015 increased 4% on a reported basis (7% on a constant currency basis) compared to the prior year. Net sales in 2015 were favorably impacted by growth in sales of synthetic hernia repair products and natural tissue hernia repair products.

Consolidated net sales of biosurgery products in 2016 increased 18% on a reported basis (19% on a constant currency basis) compared to the prior year primarily due to growth in sales of hemostats. Consolidated net sales of biosurgery products in 2015 increased 14% on both a reported basis and constant currency basis compared to the prior year primarily due to growth in sales of hemostats and surgical sealant products.

Consolidated net sales of performance irrigation products in 2016 decreased 8% on both a reported basis and constant currency basis compared to the prior year, a trend that may continue. Consolidated net sales of performance irrigation products in 2015 decreased 30% on a reported basis (28% on a constant currency basis) compared to the prior year period.

Other Products - The other product group includes irrigation, wound drainage and certain original equipment manufacturers’ products. Consolidated net sales of other products for 2016 increased 7% on a reported basis (10% on a constant currency basis) compared to the prior year primarily due to sales as a result of certain products sold by Liberator. Consolidated net sales of other products for 2015 decreased 2% on a reported basis (flat on a constant currency basis) compared to the prior year.

Costs and Expenses

The following is a summary of costs and expenses as a percentage of net sales for the following years ended December 31:

	2016(A)	2015(A)	2014
Cost of goods sold	36.9%	38.1%	37.9%
Marketing, selling and administrative expense	29.7%	29.6%	29.5%
Research and development expense	7.9%	7.6%	9.1%
Interest expense	1.5%	1.3%	1.3%
Other (income) expense, net	6.2%	13.1%	8.8%

Total costs and expenses	82.1%	89.8%	86.6%

(A)	Amounts do not add due to rounding.

Cost of goods sold - Cost of goods sold consists principally of the manufacturing and distribution costs of the company’s products. The category also includes royalties paid by the company, amortization of intangible assets and the impact of certain hedging activities. Cost of goods sold as a percentage of net sales for 2016 decreased 120 basis points compared to the prior year primarily due to manufacturing cost improvements and favorable mix, partially offset by exchange rate fluctuations. Cost of goods sold as a percentage of net sales for 2015 increased 20 basis points compared to the prior year due to the impact of lower selling prices and exchange rate fluctuations. Incremental amortization of intangible assets primarily related to the Lutonix® drug-coated PTA balloon and intangible assets acquired in 2015 increased cost of goods sold as a percentage of net sales by approximately 40 basis points over the prior year. These increases were partially offset by the reversal of a liability with respect to a certain revenue-based milestone and cost improvements.

Marketing, selling and administrative expense - Marketing, selling and administrative expense consists principally of the costs associated with the company’s sales and administrative organizations. These costs as a percentage of net sales for 2016 increased 10 basis points compared to the prior year primarily due to related costs from operations acquired in 2016 and 2015. This increase was partially offset by the suspension of the excise tax on medical device sales for 2016. These costs as a percentage of net sales for 2015 increased 10 basis points from the prior year primarily due to related costs from operations acquired in 2015.

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

	2016	2015	2014
(dollars in millions)
Research and development	$292.3	$254.7	$265.9
In-process research and development	0.5	4.5	36.1

Total research and development expense	$292.8	$259.2	$302.0

Research and development expense in 2016 increased approximately 13% compared to the prior year. Research and development expense in 2015 decreased approximately 4% compared to the prior year. IPR&D in

2015 and 2014 included charges of $4.5 million and $6.8 million, respectively, related to the impairment of IPR&D projects, primarily due to changes in cash flow assumptions. In addition, IPR&D in 2014 included charges of $26.7 million primarily related to the change in the fair value of the liability for contingent consideration related to the Lutonix, Inc. (“Lutonix”) acquisition, and $2.6 million related to the acquisition of early-stage technology.

Interest expense - Interest expense in 2016 was $54.5 million as compared with 2015 interest expense of $44.9 million and 2014 interest expense of $44.8 million. The increase in interest expense for 2016 compared to 2015 is primarily due to the issuance of the 3.000% Notes due 2026 and the impact from the amortization of the related forward-starting interest rate swap.

Other (income) expense, net - Other (income) expense, net, was expense of $229.4 million, $449.2 million and $290.9 million for 2016, 2015 and 2014, respectively. Other (income) expense, net, in 2016 included $205.2 million for litigation charges, net, $30.4 million for restructuring and productivity initiatives costs, and a net benefit of $1.3 million for acquisition-related items primarily consisting of integration-related costs and purchase accounting adjustments. Other (income) expense, net, in 2015 included $595.1 million for litigation charges, net, a gain of $210.5 million representing the total amount of enhanced damages awarded by the U.S. District Court for the District of Arizona due to Gore’s willfulness in connection with the company’s lawsuit against Gore for infringing Bard’s patent number 6,436,135 and an audit adjustment related to the payment of royalties through September 30, 2013 (the “Gore Proceeds”), $41.5 million for restructuring and productivity initiatives costs, and net charges of $24.7 million for acquisition-related items consisting of purchase accounting adjustments and integration-related costs. Other (income) expense, net, in 2014 included $288.6 million for litigation charges, net, $11.8 million for restructuring and productivity initiative costs, and a gain on sale of an equity investment of $7.1 million.

Income Tax Provision

The effective tax rate was 19.9% for 2016 compared to 61.2% for 2015 and 33.9% in 2014.

The effective tax rate for 2016 reflected the tax effects of litigation charges related to product liability claims, which were substantially incurred in a high tax jurisdiction and a benefit of $2.6 million related to the completion of certain U.S. Internal Revenue Service examinations. See Note 10 of the notes to consolidated financial statements.

The effective tax rate for 2015 reflected the tax effects of litigation charges, primarily related to product liability claims, which were substantially incurred in a low tax jurisdiction and a gain related to the Gore Proceeds, which was incurred in a high tax jurisdiction. See Note 10 of the notes to consolidated financial statements.

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

Net Income and Earnings per Share Available to Common Shareholders

The company reported 2016 net income of $531.4 million, an increase of 292% from 2015 net income of $135.4 million. The company reported 2016 diluted earnings per share available to common shareholders of $7.03, an increase of 297% from 2015 diluted earnings per share available to common shareholders of $1.77. Net income in 2016 reflects litigation charges, net, of $139.0 million, or $1.84 per diluted share, amortization of intangible assets of $86.1 million, or $1.14 per diluted share, restructuring and productivity initiative costs of $20.2 million, or $0.27 per diluted share, net charges from acquisition-related items (primarily consisting of integration costs and purchase accounting adjustments) of $2.0 million, or $0.03 per diluted share, and an asset impairment of $1.2 million, or $0.02 per diluted share. The current year also reflects a $2.6 million, or $0.03 per diluted share, benefit to the income tax provision as a result of the completion of certain IRS examinations.

The company reported 2015 net income of $135.4 million, a decrease of 54% from 2014 net income of $294.5 million. The company reported 2015 diluted earnings per share available to common shareholders of $1.77, a decrease of 53% from 2014 diluted earnings per share available to common shareholders of $3.76. Net income in 2015 reflects litigation charges, net, of $568.8 million, or $7.43 per diluted share, Gore Proceeds of $131.7 million, or $1.72 per diluted share, amortization of intangible assets of $79.3 million, or $1.04 per diluted share, restructuring and productivity initiative costs of $29.4 million, or $0.39 per diluted share, net charges from acquisition-related items (primarily consisting of purchase accounting adjustments, integration costs and transaction costs) of $11.1 million, or $0.15 per diluted share, and an asset impairment of $2.8 million, or $0.04 per diluted share.

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

	2016	2015	2014
(dollars in millions)
Cash and cash equivalents	$905.0	$950.5	$960.1

Working capital	$1,207.5	$708.6	$1,339.2

Current ratio	2.09/1	1.56/1	3.18/1

Cash and cash equivalents held by the company’s foreign subsidiaries were $806.0 million and $881.6 million at December 31, 2016 and 2015, respectively. It is the company’s intention to permanently reinvest the majority of these funds outside the United States to finance foreign operations, and the company’s plans do not demonstrate a need to repatriate these funds. If these funds are needed for U.S. operations for currently unforeseen circumstances or can no longer be permanently reinvested outside the United States, the company would be required to accrue and pay U.S. taxes on the earnings associated with these funds. In the United States, ongoing operating cash flows and available borrowings under the company’s committed syndicated bank credit facility provide it with sufficient liquidity.

For the years ended December 31, 2016, 2015 and 2014, net cash provided by operating activities was $546.6 million, $798.1 million and $660.0 million, respectively. The decrease in net cash provided by operating activities in 2016 compared to 2015 is primarily due to higher payments to claimants for certain product liability matters in the current year period partially offset by lower tax payments in 2016 compared to 2015, a decrease in settlement payments pursuant to an agreement with Medtronic (see Note 10 of the notes to consolidated financial statements) in 2016 compared to 2015 and the receipt of the Gore Proceeds in 2015. The increase in net cash provided by operating activities in 2015 compared to 2014 is primarily due to the receipt of the Gore Proceeds in 2015, lower tax payments in 2015 compared to 2014, and higher operational cash flows. These increases were partially offset by settlement payments pursuant to an agreement with Medtronic and higher payments to claimants for certain product liability matters in the current year period.

During 2016, the company used $423.9 million in cash for investing activities, $212.5 million more than in 2015. During 2015, the company used $211.4 million in cash for investing activities, $48.1 million more than in

2014. Capital expenditures amounted to $100.3 million, $102.9 million and $126.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. The company spent $203.7 million in 2016, $98.3 million in 2015 and $13.3 million in 2014 for the acquisition of businesses, products and technologies to augment existing product lines. In addition, the company received net proceeds from the sale of financial instruments acquired in the Medicon Acquisition of $21.0 million in 2015. Net cash used in investing activities reflects an increase of $121.1 million in 2016 and an increase of $31.2 million in both 2015 and 2014 in restricted cash related to payments to qualified settlement funds (“QSFs”) for certain product liability matters.

During 2016, 2015 and 2014, the company used $149.8 million, $554.1 million and $584.4 million in cash for financing activities, respectively. Total debt was $1.6 billion and $1.4 billion at December 31, 2016 and 2015, respectively. Total debt to total capitalization was 49.5%, 48.9% and 45.0% at December 31, 2016, 2015 and 2014, respectively, which reflects net proceeds of $495.6 million from the issuance fixed-rate partially offset by the redemption of other fixed rate debt of $250 million. The company spent approximately $406.9 million to repurchase 2,000,000 shares of common stock in 2016 compared to $498.7 million to repurchase 2,745,289 shares of common stock in 2015 and $659.6 million to repurchase 4,497,427 shares of common stock in 2014. The company paid cash dividends of $74.6 million, $69.4 million and $66.2 million in 2016, 2015 and 2014, respectively. The company made a contingent milestone payment of $100.0 million in 2014 related to the acquisition of Lutonix, of which $70.0 million represented the fair value previously established at the acquisition date and was included in financing activities.

In November 2016, the company amended its $1.0 billion five-year committed syndicated bank credit facility that was scheduled to expire in November 2020. The amendment extends the commitment termination date until November 2021. The amended credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The facility includes pricing based on the company’s long-term credit ratings and includes a financial covenant that limits the amount of total debt to total capitalization. At December 31, 2016, the company was in compliance with this covenant. There were no commercial paper borrowings outstanding at December 31, 2016 or 2015.

Contractual Obligations

Payments due under contractual obligations at December 31, 2016, are as follows:

(dollars in millions)	Total	1 Year	2-3 Years	4-5 Years	5+ Years
Forward contracts	$243.2	$213.2	$30.0	$—	$—
Long-term debt, including current maturities	2,002.0	53.9	597.5	583.1	767.5
Operating lease obligations	149.0	35.0	51.4	25.6	37.0
Acquisition and related milestones	78.8	14.9	35.0	16.0	12.9
Purchase obligations	397.8	241.4	82.7	36.1	37.6
Legal settlements	605.3	605.3	—	—	—
Other long-term liabilities	130.0	10.9	17.4	15.6	86.1

	$3,606.1	$1,174.6	$814.0	$676.4	$941.1

The table above does not include $21.5 million of the total unrecognized tax benefits for uncertain tax positions and $2.6 million of associated accrued interest. Due to the high degree of uncertainty regarding the timing of potential future cash flows, the company is unable to make a reasonable estimate of the amount and period in which these liabilities might be paid.

Forward contracts -Forward contracts obligate the company for the forward purchase of currencies in which the company has known or anticipated sales or payments.

Long-term debt, including current maturities - Long-term debt, including current maturities, includes expected principal and interest payments.

Operating lease obligations - The company is committed under noncancelable operating leases involving certain facilities and equipment.

Acquisition and related milestones - The company may make payments to third parties when milestones are achieved, such as the achievement of research and development targets, receipt of regulatory approvals or achievement of performance or operational targets under various acquisition and related arrangements. In addition, the company is also required to make annual future payments to Kobayashi Pharmaceutical Co., Ltd., its former joint venture partner, as part of the Medicon Acquisition. The table above excludes amounts for these milestone payments unless the payments are deemed reasonably likely to occur.

Purchase obligations - The company’s business creates a need to enter into commitments with suppliers. These inventory purchase commitments do not exceed the company’s projected requirements over the related terms and are entered into in the normal course of business.

Legal settlements - Estimated amounts recorded to accrued expenses for product liability and other legal matters. The table above does not include non-current accruals for product liability and other legal matters of $596.2 million and expected recoveries of $267.3 million, of which $156.2 million was recorded to other current assets, at December 31, 2016. Payments and final settlements for certain of these matters are subject to numerous factors and conditions (outside the company’s control) that make timing and ultimate resolution uncertain.

Other long-term liabilities - The company estimates required funding obligations related to its pension and postretirement benefit plans and deferred compensation.

Certain Regulatory Matters

In October 2014 and November 2014, the United States Food and Drug Administration (“FDA”) conducted directed inspections at two of the company’s facilities after which the FDA issued Form-483’s to the company in connection with these inspections. On July 14, 2015, the company received a Warning Letter from the Los Angeles District office of the FDA. The Warning Letter specifically cited quality systems and medical device reporting observations relating to non-conformances previously identified in the Form-483 notices for Glens Falls, New York and Tempe, Arizona and appropriate market clearance or approval of two models of our Recovery Cone Removal Systems used to retrieve certain implanted filters. The Warning Letter stated that, until the company resolves the outstanding issues covered by the Warning Letter, no premarket submissions for Class III devices to which the non-conformances are reasonably related will be cleared or approved. The company responded to the Form-483 notices and the Warning Letter, and in each case, implemented corrective and preventive actions to address the concerns identified and on February 18, 2016, received market clearance for the two models of the Recovery Cone Removal Systems. The FDA conducted planned follow-up inspections at the Glens Falls and Tempe facilities during the first quarter of 2016 which resulted in the FDA issuing Form-483’s identifying observations regarding the quality systems at these facilities. The company responded to the FDA and implemented corrective and preventive actions to address the observations. In May 2016, the FDA notified the company that the FDA required further follow-up re-inspections with respect to the issues cited in the Warning Letter. In November 2016, the FDA re-inspected both the Glenn Falls and Tempe facilities with no inspection observations noted. Subsequently, in December 2016, the FDA notified the company that the observations relating to the Glenn Falls and Tempe facilities contained in the Form-483 notices and the Warning Letter had been satisfactorily resolved and closed out.

In the second quarter of 2016, the FDA conducted an inspection at another of the company’s facilities after which the FDA issued a Form-483 to the company in connection with this inspection. The company responded to the FDA, is in the process of addressing the observations in the Form-483, and intends to fully implement corrective and preventive actions to address the FDA’s concerns. However, the company cannot give any assurances that the FDA will be satisfied with its response to the Form-483 or to the expected date of resolution of matters included in the Form-483. Although the company cannot give any assurances that the resolution of this matter will not have a material adverse effect on the company’s business, results of operations, financial conditions and/or liquidity, the company does not at this time believe this will have a material impact on its financial statements.

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

Pension Plans - The company sponsors pension plans covering certain domestic and foreign employees who meet eligibility requirements. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by the company. In 2016, the company changed its method used in calculating the service and interest cost components of net periodic pension cost. See Note 12 of the notes to consolidated financial statements. In addition, the company also uses subjective factors, such as withdrawal and mortality rates, to estimate these factors. The actuarial assumptions used by the company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of the participants. A change of plus (minus) 25 basis points in the discount rate assumption, with other assumptions held constant, would have an estimated $1.5 million favorable (unfavorable) impact on the company’s net pension cost. A change of plus (minus) 25 basis points in the expected rate of return on plan assets assumption, with other assumptions held constant, would have an estimated $1.1 million favorable (unfavorable) impact on the company’s net pension cost.

New Accounting Pronouncements Not Yet Adopted

In January 2017, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that clarifies the definition of a business by providing a more robust framework to evaluate whether transactions should be accounted for as an acquisition of assets or business. This update is expected to reduce the number of transactions that will be accounted for as an acquisition of a business. The effects of this update will depend on future acquisitions. The company intends to adopt this standard early as of the beginning of Bard’s 2017 fiscal year.

In November 2016, the FASB issued an accounting standard update that requires the change in the total of cash, cash equivalents, and restricted cash to be shown in the statement of cash flows. As a result, transfers between cash, cash equivalents, and restricted cash will no longer be presented in the statement of cash flows. This update will be effective as of the beginning of Bard’s 2018 fiscal year, with early adoption permitted. Other than the impact of this change on the statements of cash flows, this update is not expected to have a material impact on the company’s consolidated financial statements.

In October 2016, the FASB issued an accounting standard update that requires the immediate recognition of the income tax effects of intra-entity transfers of assets other than inventory at the time of the transfer. This update will be effective as of the beginning of Bard’s 2018 fiscal year, with early adoption permitted at the beginning of an annual period. The company is assessing the impact of inter-entity transfers on the company’s consolidated financial statements.

In March 2016, the FASB issued an accounting standard update that includes multiple provisions intended to simplify various aspects of the accounting for share-based payments, including the income tax items and the classification of these items on the statement of cash flows. This update will be effective as of the beginning of Bard’s 2017 fiscal year. This standard will result in the recognition of excess income tax benefits to the consolidated statements of income upon settlement of share-based compensation awards, which is largely dependent on the exercise/vesting of awards and variables such as the company’s stock price at the time of the exercise/vesting of awards and the exercise price of the underlying awards. Other than the recognition of excess income tax benefits which may be material to the consolidated statements of income and the classification of these items on the statements of cash flows, this update is not expected to have a material impact on the company’s consolidated financial statements.

In February 2016, the FASB issued a new accounting standard to use in the accounting for leases. The new standard will require, among other items, lessees to recognize most leases on the balance sheet by recording a right-of-use asset and a lease liability. This standard will be effective as of the beginning of Bard’s 2019 fiscal year. Other than this impact to the company’s consolidated balance sheet, the new standard is not expected to have a material impact on the company’s consolidated financial statements.

In May 2014, the FASB issued a new accounting standard that provides for a comprehensive model to use in the accounting for revenue arising from contracts with customers. Under this standard, revenue will be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued an accounting standard update to defer this standard’s effective date for one year, which will now begin with Bard’s 2018 fiscal year. Under this standard, the company expects to recognize royalty revenue in earlier periods than under its current policy, and for other contracts that do not meet the new criteria for recognizing revenue over time. In addition, revenue will be recognized in earlier periods, where the company maintains risk of loss for products that are in-transit to the customer. The company has made substantial progress in its evaluation of the new standard, and other than these items, this standard is not expected to have a material impact on the company’s consolidated financial statements. The company will continue to assess the new standard, as well as updates to the standard that have been proposed by the FASB. The company intends to adopt the standard under the modified retrospective approach beginning with Bard’s 2018 fiscal year.

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

In addition, there are substantial risks inherent in the medical device business. The company’s business involves the design, development, manufacture, packaging, distribution and sale of life-sustaining medical devices. These devices are often used on, or permanently or temporarily implanted in, patients in clinically demanding circumstances, such as operating rooms, emergency units, intensive care and critical care settings, among others. These circumstances, among other factors, can cause the products to become associated with adverse clinical events, including patient mortality and injury, and could lead to product liability claims (including lawsuits seeking class action status or seeking to establish multi-district litigation proceedings) and other litigation, product withdrawals, warning letters, recalls, field corrections or regulatory investigations or enforcement actions relating to one or more of the company’s products, any of which could have a material adverse effect on our business, results of operations, financial condition and/or liquidity.

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

•

the effects of negative publicity and/or adverse media coverage concerning our products, competitors’ products, the geographic or product markets in which we compete or our industry in general, which could result in product withdrawals, decreased product demand or adverse reputational effects and which could reduce market or governmental acceptance of our products;

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

•

the risk that the company may not successfully implement its expansion of its Enterprise Resource Planning (“ERP”) information system and other productivity initiatives, including ongoing efforts to outsource certain information technology system functions and services;

•	internal factors, such as retention of key employees, including sales force employees;

•

the ability to achieve earnings forecasts, which are generated based, among other things, on projected volumes and sales of many product types, some of which are more profitable than others, and projected royalty revenue from Gore;

•

changes in factors and assumptions or actual results that differ from our assumptions on stock valuation and employee stock option exercise patterns, which could cause compensation and tax expense recorded in future periods to differ significantly from the compensation expense recorded in the current period;

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

•

development of new products or technologies by competitors having superior performance or economic benefit compared to our current products or products under development which could negatively impact sales of our products or render one or more of our products obsolete;

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

•

performance, efficacy, quality or safety concerns for existing products, whether scientifically justified or not, that may lead to product discontinuations, product withdrawals, recalls, field corrections, regulatory investigations or enforcement actions, litigation or declining sales, including adverse events and/or concerns relating to the company’s vena cava filters, pelvic floor repair products and hernia repair products;

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

•	changes in the FDA and/or foreign regulatory approval processes that may delay or prevent the approval of new products and result in lost market opportunity;

•	the impact of compliance, investigation and enforcement activities affecting the healthcare industry in general or the company in particular (including sales and marketing practices);

•

changes in tax laws and long-standing tax principles affecting our business, such as the potential for comprehensive tax reform in the United States, the potential for the imposition of taxes, or increased tariffs, on goods produced outside of the United States and imported to the United States, and the impact within multiple jurisdictions resulting from the adoption of Organisation for Economic Co-operation and Development (OECD) policies through its base erosion and profit shifting project;

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

General economic conditions, including:

•	international and domestic business conditions;

•	political or economic instability in foreign countries;

•	interest rates;

•	foreign currency exchange rates;

•	changes in the rate of inflation;

•	instability of global financial markets and economies such as have impacted Greece, Italy, Spain, Portugal, Puerto Rico and certain other countries or places where we operate or do business; and

•	The United Kingdom’s vote to depart the European Union.

Other factors beyond our control, including catastrophes, both natural and man-made, earthquakes, floods, fires, explosions, strikes, work stoppages or slowdowns, cyberattacks, acts of terrorism or war.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Bard operates on a global basis and therefore is subject to the exposures that arise from foreign currency exchange rate fluctuations. The company manages these exposures using operational and economic hedges as well as derivative financial instruments. The company’s foreign currency exposures may change over time as changes occur in the company’s international operations. The company’s objective in managing its exposures to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with assets, liabilities, net investments and probable commitments denominated in foreign currencies. In order to reduce the risk of foreign currency exchange rate fluctuations, the company will from time-to-time enter into derivative financial instruments to hedge a portion of its expected foreign currency denominated cash flow from operations. The instruments that the company uses for hedging are forward contracts and options with major financial institutions. The company expects that the changes in fair market value of such contracts will have a high correlation to the price changes in the related hedged cash flow. The principal currencies the company hedges are the Euro, the Mexican Peso, the Canadian Dollar, and the Japanese Yen. Any gains and losses on these hedge contracts are expected to offset changes in the value of the related exposure. Bard’s risk management guidelines prohibit entering into financial instruments for speculative purposes. The company enters into foreign currency transactions only to the extent that foreign currency exposure exists. A sensitivity analysis of changes in the fair value of all foreign exchange derivative contracts at December 31, 2016 indicates that if the U.S. dollar uniformly strengthened by 10% against all currencies, the fair value of these contracts would increase by $11.3 million, and if the U.S. dollar uniformly weakened by 10% against all currencies, the fair value of these contracts would decrease by $12.5 million. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.

The company’s investment portfolio primarily includes cash equivalents for which the market values are not significantly affected by changes in interest rates. The market value of the company’s fixed-rate debt is affected by a change in the medium- to long-term interest rates because the borrowings generally have longer maturities. The market value of the company’s fixed-rate debt approximated $1,688.0 million at December 31, 2016. A sensitivity analysis, assuming a 100 basis point increase or decrease in interest rates and assuming that the debt is held to maturity, indicates that the market value of the debt would have approximated $1,614.9 million or $1,766.3 million, respectively, at December 31, 2016. For additional discussion of market risk, see Note 6 of the notes to consolidated financial statements.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework, issued in 2013.

Based on its assessment and those criteria, management believes that the company maintained effective internal control over financial reporting as of December 31, 2016.

The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of C. R. Bard, Inc.’s consolidated operations except for the operations of Liberator Medical Holdings, Inc., which the company acquired on January 21, 2016. Liberator Medical Holdings, Inc.’s operations represent 2.1% of C. R. Bard, Inc.’s consolidated net sales for the year ended December 31, 2016 and assets associated with Liberator Medical Holdings, Inc.’s operations represent 0.4% of C. R. Bard, Inc.’s consolidated total assets as of December 31, 2016.

The company’s independent registered public accounting firm has issued an attestation report on the effectiveness of the company’s internal control over financial reporting as of December 31, 2016. That report appears on page II-25.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

C. R. Bard, Inc.:

We have audited the accompanying consolidated balance sheets of C. R. Bard, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ investment, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of C. R. Bard, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of C. R. Bard, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), C. R. Bard, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013, and our report dated February 13, 2017 expressed an unqualified opinion on the effectiveness of C. R. Bard, Inc.’s internal control over financial reporting.

/s/     KPMG LLP

Short Hills, New Jersey

February 13, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

C. R. Bard, Inc.:

We have audited C. R. Bard, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. C. R. Bard, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of C. R. Bard, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, C. R. Bard, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.

The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of C. R. Bard, Inc.’s consolidated operations except for the operations of Liberator Medical Holdings, Inc., which the company acquired on January 21, 2016. Liberator Medical Holdings, Inc.’s operations represent 2.1% of C. R. Bard, Inc.’s consolidated net sales for the year ended December 31, 2016 and assets associated with Liberator Medical Holdings, Inc.’s operations represent 0.4% of C. R. Bard, Inc.’s consolidated total assets as of December 31, 2016. Our audit of internal control over financial reporting of C. R. Bard, Inc. also excluded an evaluation of the internal control over financial reporting of Liberator Medical Holdings, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of C. R. Bard, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ investment, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 13, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Short Hills, New Jersey

February 13, 2017

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands except per share amounts)

	For the Years Ended December 31,
	2016	2015	2014
Net sales	$3,714,000	$3,416,000	$3,323,600
Costs and expenses:
Cost of goods sold	1,371,700	1,301,200	1,258,600
Marketing, selling and administrative expense	1,101,900	1,012,100	981,500
Research and development expense	292,800	259,200	302,000
Interest expense	54,500	44,900	44,800
Other (income) expense, net	229,400	449,200	290,900

Total costs and expenses	3,050,300	3,066,600	2,877,800

Income from operations before income taxes	663,700	349,400	445,800
Income tax provision	132,300	214,000	151,300

Net income	$531,400	$135,400	$294,500

Basic earnings per share available to common shareholders	$7.15	$1.80	$3.83

Diluted earnings per share available to common shareholders	$7.03	$1.77	$3.76

The accompanying notes are an integral part of these consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Net income	$531,400	$135,400	$294,500
Other comprehensive income (loss)
Change in derivative instruments designated as cash flow hedges, net of tax	(1,200)	(9,600)	900
Foreign currency translation adjustments	(21,800)	(91,100)	(50,400)
Benefit plan adjustments, net of tax	(4,500)	(18,500)	(18,400)

Other comprehensive income (loss)	(27,500)	(119,200)	(67,900)

Comprehensive income	$503,900	$16,200	$226,600

The accompanying notes are an integral part of these consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands except share and per share amounts)

	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$905,000	$950,500
Restricted cash	201,500	80,400
Accounts receivable, less allowances of $7,200 and $7,500, respectively	477,300	445,100
Inventories	483,000	413,700
Other current assets	249,600	79,600

Total current assets	2,316,400	1,969,300

Property, plant and equipment, at cost:
Land	19,200	19,500
Buildings and improvements	322,900	304,500
Machinery and equipment	505,000	483,800

	847,100	807,800
Less accumulated depreciation and amortization	357,600	335,400

Net property, plant and equipment	489,500	472,400
Goodwill	1,260,500	1,140,600
Core and developed technologies, net	686,400	744,300
Other intangible assets, net	323,600	274,800
Deferred tax assets	64,400	50,500
Other assets	165,300	192,100

Total assets	$5,306,100	$4,844,000

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities
Short-term borrowings and current maturities of long-term debt	$—	$250,200
Accounts payable	96,000	70,700
Accrued expenses	809,500	728,900
Accrued compensation and benefits	186,100	187,900
Income taxes payable	17,300	23,000

Total current liabilities	1,108,900	1,260,700

Long-term debt	1,641,700	1,144,100
Other long-term liabilities	861,500	936,700
Deferred tax liabilities	18,900	47,200
Commitments and contingencies
Shareholders’ investment:
Preferred stock, $1 par value, authorized 5,000,000 shares; none issued	—	—
Common stock, $.25 par value, authorized 600,000,000 shares in 2016 and 2015; issued and outstanding 72,899,251 shares in 2016 and 73,697,371 shares in 2015	18,200	18,400
Capital in excess of par value	2,346,800	2,148,400
Accumulated deficit	(454,400)	(503,500)
Accumulated other comprehensive loss	(235,500)	(208,000)

Total shareholders’ investment	1,675,100	1,455,300

Total liabilities and shareholders’ investment	$5,306,100	$4,844,000

The accompanying notes are an integral part of these consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT

(dollars in thousands except share and per share amounts)

	Common Stock		Capital In Excess Of Par Value	Accumulated Deficit / Retained Earnings	Accumulated Other Comp. (Loss) Inc.	Total
	Shares	Amount
Balance at December 31, 2013	77,436,263	$19,400	$1,729,600	$360,100	$(20,900)	$2,088,200
Net income	—	—	—	294,500	—	294,500
Total other comprehensive loss					(67,900)	(67,900)
Cash dividends declared ($0.87 per share)	—	—	—	(66,400)	—	(66,400)
Issuance of common stock	1,954,647	400	108,900	—	—	109,300
Share-based compensation	—	—	71,600	—	—	71,600
Purchases of common stock	(4,497,427)	(1,100)	—	(658,500)	—	(659,600)
Tax benefit relating to share-based compensation plans	—	—	35,200	—	—	35,200

Balance at December 31, 2014	74,893,483	$18,700	$1,945,300	$(70,300)	$(88,800)	$1,804,900

Net income	—	—	—	135,400	—	135,400
Total other comprehensive loss					(119,200)	(119,200)
Cash dividends declared ($0.94 per share)	—	—	—	(70,600)	—	(70,600)
Issuance of common stock	1,549,177	400	76,900	—	—	77,300
Share-based compensation	—	—	81,800	—	—	81,800
Purchases of common stock	(2,745,289)	(700)	—	(498,000)	—	(498,700)
Tax benefit relating to share-based compensation plans	—	—	44,400	—	—	44,400

Balance at December 31, 2015	73,697,371	$18,400	$2,148,400	$(503,500)	$(208,000)	$1,455,300

Net income	—	—	—	531,400	—	531,400
Total other comprehensive loss					(27,500)	(27,500)
Cash dividends declared ($1.02 per share)	—	—	—	(75,900)	—	(75,900)
Issuance of common stock	1,201,880	300	67,300	—	—	67,600
Share-based compensation	—	—	90,000	—	—	90,000
Purchases of common stock	(2,000,000)	(500)	—	(406,400)	—	(406,900)
Tax benefit relating to share-based compensation plans	—	—	41,100	—	—	41,100

Balance at December 31, 2016	72,899,251	$18,200	$2,346,800	$(454,400)	$(235,500)	$1,675,100

The accompanying notes are an integral part of these consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$531,400	$135,400	$294,500
Adjustments to reconcile net income to net cash provided by operating activities, net of acquired businesses:
Depreciation and amortization	213,400	193,100	174,100
Litigation charges, net	204,900	588,000	268,900
Restructuring and productivity initiative costs, net of payments	5,000	22,500	9,800
Asset impairments	1,200	4,500	6,800
Settlement of pre-existing relationship related to Medicon	—	49,600	—
Gain on previously held ownership share of Medicon	—	(25,500)	—
Gain on sale of investment	—	—	(7,100)
Acquired in-process research and development	—	—	2,600
Deferred income taxes	(65,400)	(45,100)	(26,900)
Share-based compensation	90,000	81,800	71,400
Inventory reserves and provision for doubtful accounts	24,000	27,400	23,300
Other items	(1,700)	4,200	4,200
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(25,100)	(18,000)	21,300
Inventories	(83,700)	(33,100)	(53,900)
Current liabilities	(318,800)	(217,300)	(35,000)
Taxes	(12,900)	22,600	(105,500)
Other, net	(15,700)	8,000	11,500

Net cash provided by operating activities	546,600	798,100	660,000

Cash flows from investing activities:
Capital expenditures	(100,300)	(102,900)	(126,600)
Change in restricted cash	(121,100)	(31,200)	(31,200)
Payments made for purchases of businesses, net of cash acquired	(202,800)	(97,400)	—
Payments made for intangibles	(900)	(900)	(13,300)
Proceeds from sale of financial instruments and other investments	—	21,000	7,100
Other	1,200	—	700

Net cash used in investing activities	(423,900)	(211,400)	(163,300)

Cash flows from financing activities:
Change in short-term borrowings, net	—	(78,000)	78,000
Proceeds from issuance of long-term debt, net	495,600	—	—
Payments of long-term debt	(250,000)	(4,000)	—
Proceeds from exercises under share-based compensation plans, net	50,900	58,700	98,400
Excess tax benefit relating to share-based compensation plans	41,400	44,200	35,200
Purchases of common stock	(406,900)	(498,700)	(659,600)
Dividends paid	(74,600)	(69,400)	(66,200)
Payments of contingent and deferred consideration	(6,200)	(6,900)	(70,200)

Net cash used in financing activities	(149,800)	(554,100)	(584,400)

Effect of exchange rate changes on cash and cash equivalents	(18,400)	(42,200)	(19,100)
Decrease in cash and cash equivalents during the year	(45,500)	(9,600)	(106,800)

Balance at January 1	950,500	960,100	1,066,900

Balance at December 31	$905,000	$950,500	$960,100

Supplemental cash flow information
Cash paid for:
Interest	$50,200	$42,800	$42,700
Income taxes	169,200	192,300	248,500
Non-cash transactions:
Dividends declared, not paid	$19,300	$18,000	$16,800
Purchases of businesses and related costs	17,100	69,000	3,000

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

Consolidation - The consolidated financial statements include the accounts of C. R. Bard, Inc. and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The accounts of most foreign subsidiaries are consolidated as of November 30. No events occurred related to these foreign subsidiaries during the months of December 2016, 2015 or 2014 that materially affected the financial position or results of operations of the company. The company has no material interests in variable interest entities and none that require consolidation.

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

Advertising Costs - Costs related to advertising are expensed as incurred. Advertising expense was $20.8 million, $4.8 million and $4.4 million in 2016, 2015 and 2014, respectively, and is included in marketing, selling and administrative expense.

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

Cash Equivalents - Cash equivalents consist of highly liquid investments purchased with an original maturity of three months or less and amounted to $623.2 million and $615.4 million at December 31, 2016 and 2015, respectively.

Accounts Receivable - In addition to trade receivables, accounts receivable included $20.5 million and $20.7 million of non-trade receivables at December 31, 2016 and 2015, respectively.

Inventories - Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Depreciation - Depreciation is provided over the estimated useful lives of depreciable assets using the straight-line method. The estimated useful lives primarily range from three to 40 years for buildings and improvements and three to 20 years for machinery and equipment. Depreciation expense was $69.9 million, $62.3 million and $56.8 million in 2016, 2015 and 2014, respectively.

Software Capitalization and Amortization - Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line method over an estimated useful life of five to seven years. Capitalized software costs are included in machinery and equipment. The company capitalizes certain costs associated with internal-use software such as the payroll costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internal-use software are expensed during the design phase until the point at which the project has reached the application development stage. Subsequent

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The company capitalized $16.4 million, $17.1 million and $21.2 million of internal-use software for the years ended December 31, 2016, 2015 and 2014, respectively. Amortization expense for capitalized software was $13.0 million, $11.3 million and $8.5 million in 2016, 2015 and 2014, respectively.

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

Other Intangible Assets - Other intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives ranging from five to 22 years with a weighted average of 13 years. When events or circumstances indicate that the carrying amount of intangible assets may not be recoverable, the company will assess recoverability from future operations using undiscounted cash flows derived from the lowest appropriate asset groupings. To the extent carrying value exceeds the undiscounted cash flows, impairments are recognized in operating results to the extent that the carrying value exceeds the fair value, which is determined based on the net present value of estimated future cash flows.

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

Treasury Stock - The company accounts for treasury stock purchases as retirements by reducing retained earnings for the cost of the repurchase. Issuances of previously repurchased shares are accounted for as new issuances. There were 43.9 million and 43.1 million of previously repurchased shares at December 31, 2016 and 2015, respectively.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The company’s objective in managing its exposures to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with future intercompany receivables and payables denominated in foreign currencies. These risks are managed using derivative instruments, mainly through forward currency and option contracts. The company does not utilize derivative instruments for trading or speculative purposes. None of these derivative instruments extend beyond June 2018. All of these derivative instruments are designated and qualify as cash flow hedges. The effective portion of the changes in fair value of the derivative instruments’ gains or losses are reported as a component of accumulated other comprehensive loss and reclassified into earnings on the same line item associated with the forecasted transaction and in the same period or periods when the forecasted transaction affects earnings. At December 31, 2016, all of these derivative instruments were highly effective hedging instruments because they were denominated in the same currency as the hedged item and because the maturities of the derivative instruments matched the timing of the hedged items.

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

The company may use interest rate swap contracts to manage its net exposure to interest rates on its long-term debt. Under its interest rate swap contract, the company exchanged, at specified intervals, the difference between fixed and floating interest rates calculated by reference to a notional principal amount of these notes. The company’s swap contract was designated and qualified as a fair value hedge. Changes in the fair value of the swap contract offset changes in the fair value of the fixed rate debt due to changes in market interest rates. The company’s interest rate swap contract was settled concurrent with the maturity of the 2.875% fixed-rate notes in January 2016.

The company may use forward starting interest rate swap contracts which are intended to manage its exposure to interest rate volatility in anticipation of issuing fixed-rate debt. The effective portion of the changes in fair value are reported as a component of accumulated other comprehensive loss and are then reclassified into interest expense over the term of the related debt beginning in the period in which the planned debt issuance occurs and the related forward starting swap contract is settled. The company’s forward starting interest rate swap contract was designated and qualified as a cash flow hedge. This contract was settled concurrent with the issuance of the 3.000% senior unsecured notes due 2026 (“3.000% Notes due 2026”) in May 2016.

Reclassifications – Certain prior year amounts have been reclassified to conform to the current year presentation.

Recently Adopted Accounting Pronouncement – In November 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that simplifies the balance sheet classification of deferred taxes. This update requires all deferred tax assets and liabilities to be reported as non-current in the consolidated balance sheets. The company elected to adopt this update early in the fourth quarter of 2016. See Note 4 of the notes to consolidated financial statements.

In June 2015, the FASB issued an accounting standard update that contains amendments that will affect a wide variety of topics in the accounting standards codification. One of the amendments include a clarification that an equity security has a readily determinable fair value if it meets certain conditions, which include the fair value of an equity security that is an investment in a mutual fund or in a structure similar to a mutual fund is readily determinable if the fair value per share is determined and published and is the basis for current transactions. In 2016, the company adopted this provision of this update and applied the provision retrospectively to 2015. See Note 12 of the notes to the consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2015, the FASB issued an accounting standard update that requires debt issuance costs to be presented as a direct deduction from the carrying amount of the related debt rather than as an asset. In 2016, the company adopted this update. See Note 9 of the notes to consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted – In January 2017, the FASB issued an accounting standard update that clarifies the definition of a business by providing a more robust framework to evaluate whether transactions should be accounted for as an acquisition of assets or business. This update is expected to reduce the number of transactions that will be accounted for as an acquisition of a business. The effects of this update will depend on future acquisitions. The company intends to adopt this standard early as of the beginning of Bard’s 2017 fiscal year.

In November 2016, the FASB issued an accounting standard update that requires the change in the total of cash, cash equivalents, and restricted cash to be shown in the statement of cash flows. As a result, transfers between cash, cash equivalents, and restricted cash will no longer be presented in the statement of cash flows. This update will be effective as of the beginning of Bard’s 2018 fiscal year, with early adoption permitted. Other than the impact of this change on the statements of cash flows, this update is not expected to have a material impact on the company’s consolidated financial statements.

In October 2016, the FASB issued an accounting standard update that requires the immediate recognition of the income tax effects of intra-entity transfers of assets other than inventory at the time of the transfer. This update will be effective as of the beginning of Bard’s 2018 fiscal year, with early adoption permitted at the beginning of an annual period. The company is assessing the impact of inter-entity transfers on the company’s consolidated financial statements.

In March 2016, the FASB issued an accounting standard update that includes multiple provisions intended to simplify various aspects of the accounting for share-based payments, including the income tax items and the classification of these items on the statement of cash flows. This update will be effective as of the beginning of Bard’s 2017 fiscal year. This standard will result in the recognition of excess income tax benefits to the consolidated statements of income upon settlement of share-based compensation awards, which is largely dependent on the exercise/vesting of awards and variables such as the company’s stock price at the time of the exercise/vesting of awards and the exercise price of the underlying awards. Other than the recognition of excess income tax benefits which may be material to the consolidated statements of income and the classification of these items on the statements of cash flows, this update is not expected to have a material impact on the company’s consolidated financial statements.

In February 2016, the FASB issued a new accounting standard to use in the accounting for leases. The new standard will require, among other items, lessees to recognize most leases on the balance sheet by recording a right-of-use asset and a lease liability. This standard will be effective as of the beginning of Bard’s 2019 fiscal year. Other than this impact to the company’s consolidated balance sheet, the new standard is not expected to have a material impact on the company’s consolidated financial statements.

In May 2014, the FASB issued a new accounting standard that provides for a comprehensive model to use in the accounting for revenue arising from contracts with customers. Under this standard, revenue will be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued an accounting standard update to defer this standard’s effective date for one year, which will now begin with Bard’s 2018 fiscal year. Under this standard, the company expects to recognize royalty revenue in earlier periods than under its current policy, and for other contracts that do not meet the new criteria for recognizing revenue over time. In addition, revenue will be recognized in earlier periods, where the company

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

maintains risk of loss for products that are in-transit to the customer. The company has made substantial progress in its evaluation of the new standard, and other than these items, this standard is not expected to have a material impact on the company’s consolidated financial statements. The company will continue to assess the new standard, as well as updates to the standard that have been proposed by the FASB. The company intends to adopt the standard under the modified retrospective approach beginning with Bard’s 2018 fiscal year.

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

On December 3, 2015, the company, through a wholly-owned foreign subsidiary, acquired all of the outstanding shares of Embo Medical Limited (“Embo”), a privately-held company headquartered in Galway, Ireland, specializing in the development of peripheral embolization devices. The total purchase consideration included an up-front cash payment of $21.0 million and the fair value of future additional milestone payments of up to $22.5 million that are contingent upon specific regulatory and revenue-related milestones being achieved, which had a fair value of $16.6 million as of the acquisition date. The acquisition was recognized in the first quarter of 2016 for this foreign subsidiary. The fair value of the assets acquired and the liabilities assumed resulted in the recognition of: an IPR&D asset of $36.1 million related to the development of the CaterpillarTM vascular plug device; goodwill of $4.4 million; and other net liabilities of $2.9 million. The goodwill is not deductible for tax purposes. The fair value of the IPR&D asset was determined based upon the present value of expected future cash flows adjusted for the probability of technological and regulatory success, utilizing a risk-adjusted discount rate of 17.5%. The fair value of the future contingent consideration was determined utilizing a probability weighted cash flow estimate adjusted for the expected timing of the payment.

On November 2, 2015, the company acquired Kobayashi Pharmaceutical Co., Ltd.’s (“Kobayashi”) 50% ownership share in Medicon, Inc. (“Medicon”), through a share redemption (the “Medicon Acquisition”). Medicon was a joint venture company equally-owned by the company and Kobayashi and was a distributor of

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Bard’s products in Japan. As a result of the Medicon Acquisition, the company now owns 100% of the outstanding shares of Medicon. The acquisition provides the company with greater control over its operations in Japan. The total consideration of $138.0 million, denominated in Japanese Yen, included an up-front cash payment of approximately $24.9 million at closing; the present value of future payments totaling approximately $65.8 million; settlement of an accounts receivable balance due from Medicon of $42.0 million; and the fair value of an off-market supply contract of $5.3 million. The future payments will be paid in Japanese Yen over a 10 year period, subject to exchange rate fluctuations. The liability for future payments was $52.3 million, of which $39.5 million was recorded to other long-term liabilities, and $66.0 million, of which $50.3 million was recorded to other long-term liabilities, at December 31, 2016 and 2015, respectively. The company will make future payments of $41.0 million over the next five years.

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

The Medicon Acquisition was accounted for as a business combination, and the results of operations have been included in the company’s results since the acquisition date. The fair value of the assets acquired and the liabilities assumed results in the recognition of: customer relationships of $13.0 million; other intangible assets of $4.0 million, primarily related to regulatory assets; other net assets of $93.0 million, primarily consisting of inventory, accounts receivable, financial instruments, and pension obligations; and deferred tax liabilities of $8.8 million, primarily associated with intangible assets. An IPR&D asset of $11.9 million was recorded for the ongoing clinical trials required to obtain regulatory approval for certain of Bard’s products in the Japanese health care market. The fair value of the IPR&D asset was determined utilizing the replacement cost method. The excess of the purchase price over fair value of the acquired net assets was recorded as goodwill of $21.7 million. The goodwill recognized includes the value of Medicon’s assembled workforce and expected other cost synergies. A portion of the goodwill is deductible for tax purposes. Customer relationships and other intangibles assets are being amortized over their weighted average estimated useful lives of approximately 12 years and 10 years, respectively. The company incurred acquisition-related transaction costs of $2.4 million, which were expensed to marketing, selling and administrative expense.

Prior to the Medicon Acquisition, the company accounted for the joint venture under the equity method of accounting. The company recorded sales to Medicon of $139.6 million for the period from January 1, 2015 through November 1, 2015 and $156.3 million for the year ended 2014. The company eliminated the intercompany profits on sales to Medicon until Medicon sold the company’s products to a third party. The company recorded equity losses of $0.4 million for the period from January 1, 2015 through November 1, 2015 and $0.3 million for the year ended 2014. There were no dividends received from Medicon in 2015. The company received dividends from Medicon of $1.5 million for the year ended December 31, 2014.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

3. Asset Impairments

During 2016, the company recorded $1.2 million ($1.2 million after tax) to cost of goods sold for the impairment of a prepaid asset. During 2015 and 2014, the company recorded $4.5 million ($2.8 million after tax) and $6.8 million ($4.3 million after tax), respectively, to research and development expense for the impairment of IPR&D projects, primarily due to changes in cash flow assumptions.

Asset impairment charges were measured at fair value using significant unobservable inputs that are categorized as Level 3 under the fair value hierarchy, which is described further in Note 6 of the notes to consolidated financial statements.

4. Income Taxes

The components of income from operations before income taxes for the following years ended December 31 consisted of:

	2016	2015	2014
(dollars in millions)
United States	$268.1	$550.3	$344.3
Foreign	395.6	(200.9)	101.5

	$663.7	$349.4	$445.8

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax provision for the following years ended December 31 consisted of:

	2016	2015	2014
(dollars in millions)
Current provision
Federal	$132.3	$196.8	$130.1
Foreign	44.5	40.8	32.3
State	20.9	21.5	15.8

	197.7	259.1	178.2

Deferred (benefit) provision
Federal	(62.1)	(18.3)	(17.8)
Foreign	4.4	(26.5)	(3.9)
State	(7.7)	(0.3)	(5.2)

	(65.4)	(45.1)	(26.9)

	$132.3	$214.0	$151.3

Deferred tax assets and deferred tax liabilities at December 31 consisted of:

	2016	2015
(dollars in millions)
Deferred tax assets
Employee benefits	$184.2	$180.1
Inventory	12.4	12.2
Receivables and rebates	31.7	29.6
Accrued expenses	259.8	165.2
Loss carryforwards and credits	77.7	81.4
Other	2.5	—

Gross deferred tax assets	568.3	468.5
Valuation allowance	(53.3)	(51.1)

	515.0	417.4
Deferred tax liabilities
Intangibles	346.2	338.8
Accelerated depreciation	16.9	16.3
Receivables and other	106.4	59.0

	469.5	414.1

	$45.5	$3.3

As discussed in Note 1 of the notes to consolidated financial statements, the company retrospectively adopted an accounting standard update early. This update requires all deferred tax assets and liabilities to be reported as non-current in the consolidated balance sheets. The adoption of this update had the following impact on the 2015 consolidated balance sheet amounts as previously reported: short-term deferred tax assets decreased by $123.9 million, deferred tax assets increased by $28.7 million, accrued expenses decreased by $1.1 million and deferred tax liabilities decreased by $94.1 million.

At December 31, 2016, the company had federal net operating loss carryforwards of $34.3 million, which expire between 2027 and 2036, state net operating loss carryforwards of $415.2 million, which expire between

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2017 and 2037, foreign net operating loss carryforwards of $158.4 million, which expire between 2018 and 2027, and foreign net operating loss carryforwards of $24.5 million with an indefinite life. The company also had various tax credits of $11.5 million with an indefinite life and $12.3 million that expire between 2018 and 2033.

The company records valuation allowances to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. The company considers future taxable income and the periods over which it must be earned in assessing the need for valuation allowances. In the event the company determines it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to expense in the period such determination was made. At December 31, 2016, the valuation allowance primarily related to state and foreign net operating loss carryforward and credits, and to certain other state deferred tax assets.

A reconciliation between the effective income tax rate and the federal statutory rate for the following years ended December 31 is:

	2016	2015		2014
Federal statutory rate	35%	35%		35%
State taxes, net of federal benefit	1%	4%		2%
Operations taxed at other than U.S. rate	(13)%	24	%(A)	(2	)%(A)
Research and development tax credit	(1)%	(2)%		(1)%
Other	(2)%	—		—

	20%	61%		34%

(A)	Includes the tax effects of litigation charges, net, which consist primarily of product liability claims allocated to a low tax jurisdiction.

The company’s foreign tax incentives consist of incentive tax grants in Malaysia and Puerto Rico. The company’s grant in Malaysia expired during 2015 and the company’s grant in Puerto Rico will expire in 2028. The approximate dollar and per share effects of the Malaysian and Puerto Rican tax grants were as follows:

	2016	2015(A)	2014(A)
(dollars in millions, except per share amounts)
Tax benefit	$92.2	$2.3	$7.0
Per share benefit	$1.23	$0.03	$0.09

(A)	Litigation charges, net, reduced the tax benefit recognized from the incentive tax grant in Puerto Rico.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	2016	2015
(dollars in millions)
Balance, January 1	$22.3	$36.1
Additions related to prior year tax positions	0.7	2.9
Reductions related to prior year tax positions	(2.7)	(4.8)
Additions for tax positions of the current year	3.4	2.1
Settlements	(1.1)	(12.4)
Lapse of statutes of limitation	(1.1)	(1.6)

Balance, December 31	$21.5	$22.3

The company operates in multiple taxing jurisdictions and faces audits from various tax authorities regarding transfer pricing, the deductibility of certain expenses, intercompany transactions and other matters. As of December 31, 2016, the liability for unrecognized tax benefits related to federal, state and foreign taxes was $21.5 million (of which $18.4 million would impact the effective tax rate if recognized), plus $2.6 million of accrued interest. As of December 31, 2015, the liability for unrecognized tax benefits was $22.3 million plus $2.8 million of accrued interest. Interest and penalties associated with uncertain tax positions amounted to expense of $0.3 million in both 2016 and 2015, and a credit of $0.2 million in 2014.

The company is currently under examination in several tax jurisdictions and remains subject to examination until the statutes of limitation expire. Within specific countries, the company may be subject to audit by various tax authorities, and subsidiaries operating within the country may be subject to different statutes of limitation expiration dates. As of December 31, 2016, a summary of the tax years that remain subject to examination in the company’s major tax jurisdictions are:

United States – federal	2014 and forward
United States – states	2008 and forward
China	2008 and forward
Germany	2010 and forward
Japan	2012 and forward
Malaysia	2010 and forward
Puerto Rico	2012 and forward
United Kingdom	2015 and forward

In 2016 and 2014, the company’s income tax provision was reduced by $2.6 million and $10.9 million, respectively, as a result of the completion of certain U.S. Internal Revenue Service (“IRS”) examinations. Depending upon open tax examinations and/or the expiration of applicable statutes of limitation, the company believes that it is reasonably possible that the total amount of unrecognized tax benefits may decrease by up to $5.1 million within the next 12 months.

At December 31, 2016, the company did not provide for income taxes on the undistributed earnings of certain foreign operations of approximately $2.5 billion as it is the company’s intention to permanently reinvest these undistributed earnings outside of the United States. Determination of the amount of unrecognized deferred tax liability related to these permanently reinvested earnings is not practicable.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	2016	2015	2014
(dollars and shares in millions)
EPS Numerator:
Net income attributable to common shareholders	$531.4	$135.4	$294.5
Less: Income allocated to participating securities	2.6	1.9	4.8

Net income available to common shareholders	$528.8	$133.5	$289.7

EPS Denominator:
Weighted average common shares outstanding	74.0	74.1	75.6
Dilutive common share equivalents from share-based compensation plans	1.2	1.3	1.5

Weighted average common and common equivalent shares outstanding, assuming dilution	75.2	75.4	77.1

6. Financial Instruments

Foreign Exchange Derivative Instruments

The company enters into readily marketable forward and option contracts with financial institutions to help reduce its exposure to foreign currency exchange rate fluctuations. These contracts limit volatility because gains and losses associated with foreign currency exchange rate movements are generally offset by movements in the underlying hedged item. The notional value of the company’s forward currency and option currency contracts was $243.2 million and $191.6 million at December 31, 2016 and 2015, respectively.

Interest Rate Derivative Instruments

In January 2016, the company’s outstanding interest rate swap contract was settled concurrent with the maturity of the underlying 2.875% fixed-rate notes. The notional value of the company’s interest rate swap was $250 million and effectively converted these fixed-rate notes to a floating-rate instrument.

In May 2016, the company’s forward starting interest rate swap contract with a notional value of $250 million was settled concurrent with the issuance of the 3.000% Notes due 2026. The fair value of the forward starting interest rate swap contract at settlement recorded in accumulated other comprehensive loss was a loss of $23.3 million. This loss will be recognized as interest expense over the term of the 3.000% Notes due 2026.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The location and fair value of derivative instruments that are designated as hedging instruments recognized in the consolidated balance sheets at December 31, are as follows:

	Balance Sheet Location	Fair Value of Derivatives
Derivatives Designated as Hedging Instruments		2016	2015
(dollars in millions)
Forward currency contracts	Other current assets	$10.9	$2.9
Option currency contracts	Other current assets	—	3.8
Interest rate swap contract	Other current assets	—	0.2
Forward currency contracts	Other assets	3.9	—

		$14.8	$6.9

Forward currency contracts	Accrued expenses	$6.2	$6.2
Interest rate swap contract	Accrued expenses	—	8.0

		$6.2	$14.2

The location and amounts of gains and losses on derivative instruments designated as cash flow hedges and the impact on shareholders’ investment for the years ended December 31, are as follows:

	Gain/(Loss) Recognized in Other Comprehensive Income (Loss)			Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
(dollars in millions)	2016	2015	2014		2016	2015	2014
Forward currency contracts	$2.3	$(5.1)	$(4.6)	Cost of goods sold	$(7.7)	$(2.3)	$1.4
Option currency contracts	(3.4)	10.1	6.8	Cost of goods sold	(0.6)	13.4	(2.0)
Interest rate swap contract	(15.3)	(8.2)	0.2	Interest expense	(1.5)	—	—

	$(16.4)	$(3.2)	$2.4		$(9.8)	$11.1	$(0.6)

At December 31, 2016, the company had losses of approximately $0.2 million in accumulated other comprehensive loss in the consolidated balance sheet that are expected to be reclassified into earnings in 2017.

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

The following table summarizes certain financial instrument assets/(liabilities) measured at fair value on a recurring basis at December 31:

	2016	2015
(dollars in millions)
Forward currency contracts	$8.6	$(3.3)
Option currency contracts	—	3.8
Interest rate swap contracts	—	(7.8)

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

The fair value of the liability for contingent consideration related to acquisitions was measured using significant unobservable inputs and is categorized as Level 3 under the fair value hierarchy. The change in the liability for contingent consideration is as follows:

	2016	2015
(dollars in millions)
Balance, January 1	$11.2	$23.1
Purchase price contingent consideration	17.1	5.7
Payments	(2.3)	(8.0)
Change in fair value of contingent consideration	(11.1)	(9.6)

Balance, December 31	$14.9	$11.2

Financial Instruments Not Measured at Fair Value

The estimated fair value of long-term debt (including current maturities and the effect of the related swap contract) was $1,688.0 million and $1,449.8 million at December 31, 2016 and 2015, respectively. The fair value was estimated using dealer quotes for similarly-rated debt instruments over the remaining contractual term of the company’s obligation and is categorized as Level 2 under the fair value hierarchy.

The fair value of the deferred future payments related to the Medicon Acquisition of $52.3 million and $66.0 million at December 31, 2016 and 2015, respectively, approximated the carrying value. During 2016, the company made a payment related to the Medicon Acquisition of $18.4 million. The fair value was estimated by discounting the future payments based upon the timing of such payments and is categorized as Level 2 under the fair value hierarchy.

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

Accounts receivable balances include sales to government-supported healthcare systems outside the United States. The company monitors economic conditions and evaluates accounts receivable in certain countries for potential collection risks. Economic conditions and other factors in certain countries, particularly in Spain, Italy, Greece and Portugal, have resulted in, and may continue to result in, an increase in the average length of time that it takes to collect these accounts receivable and may require the company to re-evaluate the collectability of these receivables in future periods. At December 31, 2016, the company’s accounts receivable, net of allowances, from the national healthcare systems and private sector customers in these four countries was $44.6 million, of which $3.3 million was greater than 365 days past due.

Sales to distributors, which supply the company’s products to many end-users, accounted for approximately 36% of the company’s net sales in 2016 and the five largest distributors combined accounted for approximately 51% of distributors’ sales in 2016. One large distributor accounted for approximately 8% of the company’s net sales in 2016 and 9% of the company’s net sales in each of 2015 and 2014. This distributor represented gross receivables of approximately $37.3 million and $45.4 million as of December 31, 2016 and 2015, respectively.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Inventories

Inventories at December 31 consisted of:

	2016	2015
(dollars in millions)
Finished goods	$292.8	$252.3
Work in process	27.0	23.8
Raw materials	163.2	137.6

	$483.0	$413.7

Consigned inventory was $59.4 million and $53.2 million at December 31, 2016 and 2015, respectively.

8. Other Intangible Assets

Other intangible assets at December 31 consisted of:

	2016		2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(dollars in millions)
Core and developed technologies	$1,197.7	$(511.3)	$1,161.6	$(417.3)
Customer relationships	171.6	(53.2)	150.1	(70.3)
In-process research and development	121.5	—	115.7	—
Other intangibles	190.8	(107.1)	184.9	(105.6)

	$1,681.6	$(671.6)	$1,612.3	$(593.2)

Amounts capitalized as IPR&D are accounted for as indefinite-lived intangible assets until completion or abandonment of the project. See Note 3 of the notes to consolidated financial statements for further discussion of IPR&D impairment charges.

Amortization expense was $130.5 million, $119.5 million and $108.8 million in 2016, 2015 and 2014, respectively. The estimated amortization expense for the years 2017 through 2021 based on the company’s amortizable intangible assets as of December 31, 2016 is as follows: 2017 - $127.6 million; 2018 - $123.6 million; 2019 - $119.2 million; 2020 - $107.0 million; and 2021 - $88.5 million.

9. Debt

Long-term debt including current maturities at December 31 consisted of:

	2016	2015
(dollars in millions)
2.875% notes due 2016	$—	$250.2
1.375% notes due 2018	499.1	498.2
4.40% notes due 2021	496.9	496.1
3.000% notes due 2026	495.9	—
6.70% notes due 2026	149.8	149.8

	$1,641.7	$1,394.3

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As discussed in Note 1 of the notes to consolidated financial statements, the company retrospectively adopted an accounting standard update that requires debt issuance costs to be presented as a direct deduction from the carrying amount of the related debt. The adoption of this update required the reclassification of $3.7 million from other assets to long-term debt on the 2015 consolidated balance sheet.

In January 2016, the company redeemed, at maturity, its 2.875% notes due 2016, primarily through the issuance of commercial paper. On May 9, 2016, the company issued $500 million aggregate principal amount of 3.000% senior unsecured notes due 2026. Interest on the notes is payable semi-annually. Net proceeds from this offering were approximately $495.6 million, after deducting debt offering costs, consisting of underwriting commissions and offering expenses of $4.3 million and a debt issuance discount of $0.1 million, which were both recorded to long-term debt. The debt offering costs and debt issuance discount will be amortized over the term of the notes. Net proceeds from the issuance of the notes were used for general corporate purposes, including repayment of outstanding commercial paper.

With the exception of the 6.70% notes due 2026, the notes included in the above table are redeemable in whole or in part at any time, at the company’s option at specified redemption prices or, at the holder’s option, upon change of control triggering event, as defined in the applicable indenture.

In November 2016, the company amended its $1.0 billion five-year committed syndicated bank credit facility that was scheduled to expire in November 2020. The amendment extends the commitment termination date until November 2021. The amended credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The facility includes pricing based on the company’s long-term credit ratings and includes a financial covenant that limits the amount of total debt to total capitalization. At December 31, 2016, the company was in compliance with this covenant. There were no commercial paper borrowings outstanding at December 31, 2016 or 2015.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product Liability Matters

Hernia Product Claims

As of December 31, 2016, approximately 25 federal and 65 state lawsuits involving individual claims by approximately 90 plaintiffs, as well as one putative class action in the United States, are currently pending against the company with respect to its Composix® Kugel® and certain other hernia repair implant products (collectively, the “Hernia Product Claims”). The company voluntarily recalled certain sizes and lots of the Composix® Kugel® products beginning in December 2005. In June 2007, the Composix® Kugel® lawsuits and, subsequently, other hernia repair product lawsuits, pending in federal courts nationwide were transferred into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island. The MDL stopped accepting new cases in the second quarter of 2014 and was terminated in November 2016, at which time the remaining federal lawsuits were remanded to their courts of original jurisdiction for trial. As of December 31, 2016, all but one of the putative class actions pending against the company was dismissed. The remaining putative class action pending against the company has not been certified and seeks: (i) medical monitoring; (ii) compensatory damages; (iii) punitive damages; (iv) a judicial finding of defect and causation; and/or (v) attorneys’ fees. In April 2014, a settlement was reached with respect to the three putative Canadian class actions within amounts previously recorded by the company. Approximately 50 of the state lawsuits, involving individual claims by approximately 50 plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions. The Hernia Product Claims also generally seek damages for personal injury resulting from use of the products.

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

Women’s Health Product Claims

As of December 31, 2016, product liability lawsuits involving individual claims by approximately 6,235 plaintiffs are currently pending against the company in various federal and state jurisdictions alleging personal injuries associated with the use of certain of the company’s surgical continence products for women, which includes products manufactured by both the company and two subsidiaries of Medtronic plc (as successor in interest to Covidien plc) (“Medtronic”), each a supplier of the company. Medtronic has an obligation to defend and indemnify the company with respect to any product defect liability for products its subsidiaries had manufactured. As described below, in July 2015 the company reached an agreement with Medtronic regarding certain aspects of Medtronic’s indemnification obligation. In addition, five putative class actions in the United States and five putative class actions in Canada have been filed against the company, and a limited number of other claims have been filed or asserted in various non-U.S. jurisdictions. The foregoing lawsuits, unfiled or unknown claims, putative class actions and other claims, together with claims that have settled or are the subject of agreements or agreements in principle to settle, are referred to collectively as the “Women’s Health Product Claims”. The Women’s Health Product Claims generally seek damages for personal injury resulting from use of the products. The putative class actions, none of which has been certified, seek: (i) medical monitoring; (ii)

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensatory damages; (iii) punitive damages; (iv) a judicial finding of defect and causation; and/or (v) attorneys’ fees. In April 2015, the Ontario Superior Court of Justice dismissed the plaintiffs’ motion for class certification in one Canadian putative class action. In March 2016, the company reached an agreement in principle to resolve all Canadian putative class actions, with the exception of a Quebec class action, within amounts previously recorded by the company, which settlement was finalized in September 2016. In January 2017, the court approved the discontinuance of the proposed Quebec class action.

In October 2010, the Women’s Health Product Claims involving solely Avaulta® products pending in federal courts nationwide were transferred into an MDL in the United States District Court for the Southern District of West Virginia (the “WV District Court”), the scope of which was later expanded to include lawsuits involving all women’s surgical continence products that are manufactured or distributed by the company. The first trial in a state court was completed in California in July 2012 and resulted in a judgment against the company of approximately $3.6 million. On appeal the decision was affirmed by the appellate court in November 2014. The company filed a petition for review to the California Supreme Court on December 24, 2014, which was denied on February 18, 2015. The judgment in this matter, including interest and costs, was paid on March 20, 2015 within the amounts previously recorded by the company. The first trial in the MDL commenced in July 2013 and resulted in a judgment against the company of approximately $2 million, which was upheld by the Fourth Circuit on January 14, 2016. The company does not believe that any verdicts entered to date are representative of potential outcomes of all Women’s Health Product Claims. On January 16, 2014 and July 31, 2014, the WV District Court ordered that the company prepare 200 and then an additional 300 individual cases, respectively, for trial (the “2014 WHP Pre-Trial Orders”) (the timing for which is currently unknown). The 2014 WHP Pre-Trial Orders resulted in significant additional litigation-related defense costs beginning in the second quarter of 2014 and continuing through the second quarter of 2015. In February 2015, the WV District Court appointed a Special Master to assist with settlement resolution. In June 2015, the WV District Court issued an order staying the requirement to prepare a significant portion of the cases covered by the 2014 WHP Pre-Trial Orders. Substantially all of the 500 individual cases that are the subject of the 2014 WHP Pre-Trial Orders have been part of agreements or agreements in principle to settle with various plaintiff law firms. In December 2016, the WV District Court lifted the stay of the 2014 WHP Pre-Trial Orders and remanded five of the unsettled cases to their courts of original jurisdiction for trial. In response to a January 27, 2017 court order, the company is required to prepare an additional approximately 243 individual cases for trial (together with the 2014 WHP Pre-Trial Orders, the “WHP Pre-Trial Orders”). The WHP Pre-Trial Orders may result in material additional cost in future periods in defending Women’s Health Product Claims. The WV District Court may also order that the company prepare additional cases for trial, which could result in material additional costs in future periods.

As of December 31, 2016, the company reached agreements or agreements in principle with various plaintiffs’ law firms to settle their respective inventories of cases totaling approximately 11,000 Women’s Health Product Claims, including approximately: 560 during 2014, 6,285 during 2015 and 4,155 during 2016. The company believes that these Women’s Health Product Claims are not the subject of Medtronic’s indemnification obligation. These settlement agreements and agreements in principle include unfiled and previously unknown claims held by various plaintiffs’ law firms, which have not been included in the approximate number of lawsuits set forth in the first paragraph of this section. Each agreement is subject to certain conditions, including requirements for participation in the proposed settlements by a certain minimum number of plaintiffs. The company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Women’s Health Product Claims, which may include additional inventory settlements. Notwithstanding these settlement efforts, the company anticipates additional trials over the next 12 months. In addition, one or more possible consolidated trials may occur in the future.

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

The approximate number of lawsuits set forth in the first paragraph of this section does not include approximately 600 generic complaints involving women’s health products where the company cannot, based on the allegations in the complaints, determine whether any of those cases involve the company’s women’s health products. In addition, the approximate number of lawsuits set forth in the first paragraph of this section does not include approximately 830 claims that have been threatened against the company but for which complaints have not yet been filed. In addition, the company has limited information regarding the nature and quantity of these and other unfiled or unknown claims. During the course of engaging in settlement discussions with plaintiffs’ law firms, the company has learned, and may in future periods learn, additional information regarding these and other unfiled or unknown claims, or other lawsuits, which could materially impact the company’s estimate of the number of claims or lawsuits against the company. While the company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Women’s Health Product Claims and intends to vigorously defend the Women’s Health Product Claims that do not settle, including through litigation, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

Filter Product Claims

As of December 31, 2016, product liability lawsuits involving individual claims by approximately 1,425 plaintiffs are currently pending against the company in various federal and state jurisdictions alleging personal injuries associated with the use of the company’s vena cava filter products (all lawsuits, collectively, the “Filter Product Claims”). In August 2015, the Judicial Panel for Multi-District Litigation (“JPML”) ordered the creation of a Multi-District Litigation for all federal Filter Product Claims (the “IVC Filter MDL”) in the District of Arizona. There are approximately 1,375 Filter Product Claims that have been, or shortly will be, transferred to the IVC Filter MDL, including one medical monitoring class action. The remaining approximately 50 Filter Product Claims are pending in various state courts. In March 2016, a putative Canadian class action was filed against the company in Quebec. In April 2016 and May 2016, putative Canadian class actions were filed in Ontario and British Columbia, respectively. In November 2016, a putative Canadian class action was filed in Saskatchewan. The approximate number of lawsuits set forth above does not include approximately 25 claims that have been threatened against the company but for which complaints have not yet been filed. In addition, the company has limited information regarding the nature and quantity of these and other unfiled or unknown claims. The company continues to receive claims and lawsuits and may in future periods learn additional information regarding other unfiled or unknown claims, or other lawsuits, which could materially impact the company’s estimate of the number of claims or lawsuits against the company. The company expects that trials of Filter Product Claims may take place over the next 12 months. While the company intends to vigorously defend Filter Product Claims that do not settle, including through litigation, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

General

In most product liability litigations (like those described above), plaintiffs allege a wide variety of claims, ranging from allegations of serious injury caused by the products to efforts to obtain compensation

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

notwithstanding the absence of any injury. In many of these cases, the company has not yet received and reviewed complete information regarding the plaintiffs and their medical conditions and, consequently, is unable to fully evaluate the claims. The company expects that it will receive and review additional information regarding any remaining unsettled product liability matters.

The company believes that some settlements and judgments, as well as some legal defense costs, relating to product liability matters are or may be covered in whole or in part under its product liability insurance policies with a limited number of insurance carriers, or, in some circumstances, indemnification obligations to the company from other parties, which if disputed, the company intends to vigorously contest. Amounts recovered under the company’s product liability insurance policies or indemnification arrangements may be less than the stated coverage limits or less than otherwise expected and may not be adequate to cover damages and/or costs relating to claims. In addition, there is no guarantee that insurers or other parties will pay claims or that coverage or indemnity will be otherwise available.

In January 2017, the company reached an agreement to resolve litigation filed in the Southern District of New York by its insurance carriers in connection with Women’s Health Product Claims and Filter Product Claims. The agreement requires the insurance carriers to reimburse the company for certain future costs incurred in connection with Filter Product Claims up to an agreed amount. For certain product liability claims or lawsuits, the company does not maintain or has limited remaining insurance coverage.

Other Legal Matters

Since early 2013, the company has received subpoenas or Civil Investigative Demands from a number of State Attorneys General seeking information related to the sales and marketing of certain of the company’s products that are the subject of the Hernia Product Claims and the Women’s Health Product Claims. The company is cooperating with these requests. Although the company has had discussions with the State Attorneys General with respect to overall potential resolution of this matter, there can be no assurance that a resolution will be reached or what the terms of any such resolution may be. Since it is not feasible to predict the outcome of these proceedings, the company cannot give any assurances that the resolution of these proceedings will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

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

In June 2011, W. L. Gore & Associates, Inc. (“Gore”) filed suit in the U.S. District Court in Delaware alleging the company had infringed several of Gore’s patents. Fact and expert discovery have been completed. In December 2015, the Delaware District Court granted the company’s summary judgment motion of no willful infringement. However, that decision was vacated in June 2016 due to a United States Supreme Court ruling that changed the test for willful infringement historically applied by the lower courts. In July 2016, the company’s summary judgment motion of laches (undue delay) was denied, at least in part because of the currently pending Supreme Court case on this issue, which was heard during the Fall 2016 term. Previously, the company filed a motion to dismiss a significant portion of Gore’s damages claim on the grounds that Gore lacks proper standing. This motion was converted to a motion for summary judgment and was granted in July 2016, effectively

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reducing the amount of potential damages. The trial has been set for March 2017. The company intends to vigorously defend the allegations asserted by Gore. The company cannot give any assurances that an adverse resolution of this matter will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

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

In the fourth quarter of 2016, the company recorded an additional charge related to these matters to other (income) expense, net, of approximately $46 million ($31 million after tax). The company recorded this charge based on additional information obtained with respect to the quarter, including regarding cases settled by certain other manufacturers, public information available from the court, unfiled and filed claims, the status of certain settlement discussions and information regarding plaintiff law firm inventories.

These charges recognized the estimated costs for the product liability matters discussed above, including (with respect to such matters) filed and an estimate of unfiled and unknown claims, and costs to administer the settlements related to such matters. These charges exclude any costs associated with certain of the putative class action lawsuits in the United States and Canada.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

filed, unfiled and unknown claims and the putative class action lawsuits, will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

Accruals for product liability and other legal matters amounted to $1,201.5 million, of which $605.3 million was recorded to accrued expenses, and $1,174.3 million, of which $516.5 million was recorded to accrued expenses, at December 31, 2016 and December 31, 2015, respectively. The company has made total payments of $762.4 million to qualified settlement funds (“QSFs”), subject to certain settlement conditions, for certain product liability matters since 2011, of which $375.2 million were made to QSFs during 2016. Payments to QSFs are recorded as a component of restricted cash. Total payments of $562.7 million from these QSFs have been made to qualified claimants, of which $254.0 million were made during 2016. In addition, other payments of $73.3 million have been made to qualified claimants, of which $10.8 million were made during 2016.

The company recorded expected recoveries related to product liability matters amounting to $267.3 million, of which $156.2 million was recorded to other current assets, and $132.8 million, of which $132.1 million was recorded to other assets, at December 31, 2016 and December 31, 2015, respectively. A substantial amount of these expected recoveries at December 31, 2016 relate to the company’s agreements with Medtronic related to certain Women’s Health Product Claims. The terms of the company’s agreement with Medtronic are substantially consistent with the assumptions underlying, and the manner in which, the company has recorded expected recoveries related to the indemnification obligation. The expected recoveries at December 31, 2016 and 2015 related to the indemnification obligation are not in dispute with respect to claims that Medtronic settles pursuant to the agreement. As described above, the agreement does not resolve the dispute between the company and Medtronic with respect to Women’s Health Product Claims that do not settle, if any, and the company also may, in its sole discretion, transfer responsibility for settlement of additional Women’s Health Product Claims to Medtronic on similar terms.

The company is unable to estimate the reasonably possible losses or range of losses, if any, arising from certain existing product liability matters and other legal matters. Under U.S. generally accepted accounting principles, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight”. With respect to putative class action lawsuits in the United States and certain of the Canadian lawsuits relating to product liability matters, the company is unable to estimate a range of reasonably possible losses for the following reasons: (i) all or certain of the proceedings are in early stages; (ii) the company has not received and reviewed complete information regarding all or certain of the plaintiffs and their medical conditions; and/or (iii) there are significant factual issues to be resolved. In addition, there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class. In addition, with respect to the investigative subpoenas issued by various state and federal government agencies and other legal matters, the company is unable to estimate a range of reasonably possible losses for the following reasons: (i) all or certain of the proceedings are in early stages; and/or (ii) there are significant factual and legal issues to be resolved. With respect to Gore’s suit against the company alleging infringement of certain of Gore’s patents, the company is unable to estimate a range of reasonably possible losses for the following reasons: (i) the stage of the proceedings; and/or (ii) there are significant factual and legal issues to be resolved.

The company is committed under noncancelable operating leases involving certain facilities and equipment. The minimum annual rentals under the terms of these leases are as follows: 2017 - $35.0 million; 2018 - $29.8 million; 2019 - $21.6 million; 2020 - $15.3 million; 2021 - $10.3 million and thereafter - $37.0 million. Total rental expense for operating leases approximated $34.8 million in 2016, $31.7 million in 2015 and $32.3 million in 2014.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Share-Based Compensation Plans

The company may grant a variety of share-based payments under the 2012 Long Term Incentive Plan of C. R. Bard, Inc., as amended and restated (the “LTIP”) and the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc., as amended and restated (the “Directors’ Plan”) to certain directors, officers and employees. The total number of remaining shares at December 31, 2016 that may be issued under the LTIP was 3,639,647 and under the Directors’ Plan was 21,890. Awards under the LTIP may be in the form of stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, unrestricted stock and other stock-based awards. Awards under the Directors’ Plan may be in the form of stock awards, stock options or stock appreciation rights. The company also has two employee stock purchase programs.

Amounts charged against income for share-based payment arrangements were $90.0 million for 2016, $81.8 million for 2015 and $71.4 million for 2014. The related income tax benefit recognized in income for share-based payment arrangements was $30.2 million for 2016, $27.7 million for 2015 and $24.2 million for 2014.

As of December 31, 2016, there were $144.3 million of unrecognized compensation costs related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately two years. The company has sufficient shares to satisfy expected share-based payment arrangements in 2017.

Stock Options - The company grants stock options to certain employees and may grant stock options to directors with exercise prices equal to the average of the high and low prices of the company’s common stock on the date of grant. These stock option awards generally have requisite service periods of up to four years, and ten-year contractual terms. Certain stock option awards granted in prior years provided for accelerated vesting after a minimum of two years subject to performance conditions, which were met. Summarized information regarding total stock option activity and amounts for the year ended December 31, 2016 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding - January 1	3,918,435	$124.77
Granted	249,213	218.15
Exercised	(795,663)	97.31
Canceled/forfeited	(76,106)	155.19

Outstanding - December 31	3,295,879	$137.76	6.5	$286.5

Exercisable	2,129,474	$113.99	5.35	$235.7

The company uses a binomial-lattice option valuation model to estimate the fair value of stock options. The assumptions used to estimate the fair value of the company’s stock option grants for the following years ended December 31 are:

	2016	2015	2014
Dividend yield	0.5%	0.5%	0.6%
Risk-free interest rate	1.6%	1.3%	1.2%
Expected option life in years	7.4	6.5	6.5
Expected volatility	21%	21%	21%
Option fair value	$54.71	$40.94	$35.69

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensation expense related to stock options was $23.9 million, $22.6 million and $19.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016, there were $31.6 million of total unrecognized compensation costs related to nonvested stock options. These costs are expected to be recognized over a weighted-average period of approximately two years. During the years ended December 31, 2016, 2015 and 2014, 650,782, 730,082 and 709,882 options, respectively, vested with a weighted-average fair value of $31.45, $26.11 and $23.07, respectively. The total intrinsic value of stock options exercised during 2016, 2015 and 2014 was $91.7 million, $94.6 million and $95.7 million, respectively.

Cash received from stock option exercises for the years ended December 31, 2016, 2015 and 2014 was $75.0 million, $89.4 million and $120.9 million, respectively. The actual tax benefit realized for the tax deductions from option exercises was $30.3 million, $32.1 million and $32.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Restricted Stock and Units—Restricted stock awards entitle employees to voting and dividend rights. Restricted stock units entitle employees to dividend rights. Certain restricted stock awards have performance features. Restricted stock and unit grants have requisite service periods of between four to five years. Compensation expense related to restricted stock and units was $23.1 million, $23.8 million and $21.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016, there were $52.9 million of total unrecognized compensation costs related to nonvested restricted stock and unit awards. These costs are expected to be recognized over a weighted-average period of approximately two years. The activity in the nonvested restricted stock and unit awards for the year ended December 31, 2016 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding - January 1	471,920	$147.41
Granted	178,825	219.63
Vested	(165,115)	129.87
Forfeited	(12,542)	153.13

Outstanding - December 31	473,088	$180.67

Other Restricted Stock Units—Certain other restricted stock units have requisite service periods of between four and seven years. No voting or dividend rights are associated with these grants until the underlying shares are issued upon vesting. Compensation expense related to these awards was $9.1 million, $7.3 million and $7.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016, there were $31.7 million of total unrecognized compensation costs related to these nonvested restricted stock unit awards. These costs are expected to be recognized over a weighted-average period of approximately four years. The activity in the nonvested restricted stock unit awards for the year ended December 31, 2016 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding - January 1	406,533	$115.30
Granted	99,240	200.12
Vested	(79,750)	96.65
Forfeited	(23,933)	139.71

Outstanding - December 31	402,090	$138.47

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Performance Restricted Stock Units—In the first quarter of each of 2016, 2015 and 2014, the company granted performance restricted stock units to officers. These units have requisite service periods of three years and have no dividend rights. Compensation expense related to performance restricted stock units was $18.8 million, $14.9 million and $12.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016, there were $19.4 million of total unrecognized compensation costs related to nonvested performance restricted stock units. These costs are expected to be recognized over a weighted-average period of approximately two years. The actual payout of these units varies based on the company’s performance over the three-year period based on pre-established targets over the period and a market condition modifier based on total shareholder return (“TSR”) compared to an industry peer group. The actual payout under these awards may exceed an officer’s target payout; however, compensation cost initially recognized assumes that the target payout level will be achieved and may be adjusted for subsequent changes in the expected outcome of the performance-related condition. The fair values of these units are based on the market price of the company’s stock on the date of the grant and use a Monte Carlo simulation model for the TSR component. The fair values of the TSR components of the 2016, 2015 and 2014 grants were estimated based on the following assumptions: risk-free interest rate of 0.83%, 0.86% and 0.70%, respectively; dividend yield of 0.52%, 0.51% and 0.62%, respectively; and expected life of approximately 2.9 years for the 2016 and 2014 grants and 2.8 years for the 2015 grant. At December 31, 2016 and 2015, there were 313,412 and 304,751 nonvested performance restricted stock units outstanding, respectively.

Other Stock-Based Awards—The company grants stock awards to directors. Shares have been generally distributed to directors annually and have a requisite service period of three years. The fair value of these awards is charged to compensation expense over the directors’ terms. Restrictions limit the sale or transfer of these awards until the awarded stock vests. There are voting and dividend rights associated with these awards. Compensation expense related to these stock awards was $0.8 million for both of the years ended December 31, 2016 and 2015, and $0.9 million for the year ended December 31, 2014. At December 31, 2016, there were $0.4 million of total unrecognized compensation costs related to nonvested other stock-based awards. These costs are expected to be recognized over a weighted-average period of approximately two years. At December 31, 2016 and 2015, nonvested other stock-based awards of 13,076 and 13,741 shares, respectively, were outstanding.

Management Stock Purchase Program—The company maintains a management stock purchase program under the Plan (together with a predecessor stock purchase plan, the “MSPP”). Under the MSPP, employees at a specified level may purchase, with their eligible annual bonus, common stock units at a 30% discount from the lower of the price of the common stock on July 1 of the previous year or on the date of purchase, which occurs on the date bonuses are approved by the Board of Directors. Employees make an election on or before June 30 of the previous year as to the percentage of their eligible annual bonus that will be used to purchase common stock units under the MSPP. The company’s predecessor plan provided for the purchase of shares of the company’s common stock. Employees are required to allocate at least 25% of their eligible annual bonuses to purchase common stock units under the MSPP to the extent they have not satisfied certain stock ownership guidelines. MSPP shares or units are restricted from sale or transfer for four years from the purchase date. Only shares or units corresponding to the 30% discount are forfeited if the employee’s employment terminates prior to the end of the four-year vesting period. Dividends or dividend-equivalents are paid on MSPP shares or units, and the

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

participant has the right to vote all MSPP shares. The activity in the MSPP for the year ended December 31, 2016 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding - January 1	197,997	$39.70
Purchased	54,359	60.54
Vested	(44,562)	32.44
Forfeited	(7,790)	47.96

Outstanding - December 31	200,004	$46.66

The company uses the Black-Scholes model, as a result of the option-like features of the MSPP, to estimate the expense associated with anticipated MSPP purchases. Compensation expense is recognized over a period that will end four years after purchase. The assumptions used for the following years ended December 31 are:

	2016	2015	2014
Dividend yield	0.5%	0.6%	0.6%
Risk-free interest rate	0.39%	0.16%	0.07%
Expected life in years	0.6	0.6	0.6
Expected volatility	18%	17%	20%
Fair value	$83.23	$60.47	$51.82

Compensation expense related to this program was $10.7 million, $9.2 million and $6.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016, there were $8.3 million of total unrecognized compensation costs related to nonvested MSPP shares and units. These costs are expected to be recognized over a weighted-average period of approximately two years.

Employee Stock Purchase Plan—Under the Employee Stock Purchase Plan of C. R. Bard, Inc. as Amended and Restated (“ESPP”), domestic employees and certain foreign employees can purchase Bard stock at a 15% discount to the lesser of the market price on the beginning or ending date of the six-month periods ending June 30 and December 31 of each year. Participants in the ESPP may elect to make after-tax payroll deductions of 1% to 10% of compensation as defined by the plan up to the stated maximum of $20,000 per year. The ESPP is intended to meet the requirements of Section 423 of the Internal Revenue Code of 1986, as amended. At December 31, 2016, 185,383 shares were available for purchase under the ESPP. Employee payroll deductions are for six-month periods beginning each January 1 and July 1. Shares of the company’s common stock are purchased on June 30 or December 31 or the following business day, unless either the purchase of such shares was delayed at the election of the participant or the participant’s employment was terminated. Purchased shares are restricted for sale or transfer for a six-month period. All participant funds received prior to the ESPP purchase dates are held as company liabilities without interest or other increment. No dividends are paid on employee contributions until shares are purchased.

The company values the ESPP purchases utilizing the Black-Scholes model. The weighted average assumptions used for the following years ended December 31 are:

	2016	2015	2014
Dividend yield	0.5%	0.6%	0.6%
Risk-free interest rate	0.45%	0.14%	0.08%
Expected life in years	0.5	0.5	0.5
Expected volatility	21%	17%	18%
Fair value	$42.71	$33.45	$27.73

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensation expense related to this plan was $3.6 million, $3.2 million and $2.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. For the years ended December 31, 2016 and 2015, employees purchased 94,841 and 107,359 shares, respectively.

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

The change in benefit obligation, change in fair value of plan assets and funded status for the plans are as follows:

	2016	2015
(dollars in millions)
Benefit obligation - beginning	$586.9	$544.0
Service cost	29.2	30.1
Interest cost	19.0	20.2
Transfers–Medicon	(19.1)	25.4
Curtailment	(5.9)	—
Actuarial loss (gain)	24.3	6.1
Benefits paid	(31.8)	(33.1)
Currency/other	(13.3)	(5.8)

Benefit obligation - ending	$589.3	$586.9

Fair value of plan assets - beginning	$462.6	$455.6
Actual return on plan assets	35.6	(5.1)
Company contributions	34.8	31.6
Transfers–Medicon	(19.0)	17.9
Benefits paid	(31.8)	(33.1)
Currency/other	(12.5)	(4.3)

Fair value of plan assets - ending	$469.7	$462.6

Funded status of the plans, December 31	$(119.6)	$(124.3)

Foreign benefit plan assets at fair value included in the preceding table were $86.8 million and $107.8 million at December 31, 2016 and 2015, respectively. The foreign pension plan benefit obligations included in this table were $102.4 million and $123.1 million at December 31, 2016 and 2015, respectively. The benefit obligation for nonqualified plans also included in this table was $86.4 million and $78.9 million at December 31, 2016 and 2015, respectively. The nonqualified plans are generally not funded.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2016 and 2015, the accumulated benefit obligation for all pension plans was $537.6 million and $526.4 million, respectively. At December 31, 2016 and 2015, the accumulated benefit obligation for foreign pension plans was $87.6 million and $105.5 million, respectively. The accumulated benefit obligation for the nonqualified plans was $82.8 million and $75.1 million at December 31, 2016 and 2015, respectively.

For pension plans with benefit obligations in excess of plan assets at December 31, 2016 and 2015, the fair value of plan assets was $469.7 million and $444.7 million, respectively, and the benefit obligation was $589.3 million and $576.3 million, respectively. For pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2016 and 2015, the fair value of plan assets was $8.0 million and $7.1 million, respectively, and the accumulated benefit obligation was $94.6 million and $96.6 million, respectively.

Defined benefit plans are an exception to the recognition and fair value measurement principles in business combinations. Defined benefit plan obligations are recognized and measured in accordance with the accounting principles for benefit plans rather than at fair value. Accordingly, at the time of acquisition, the company remeasured the benefit plans sponsored by Medicon and recognized an asset or liability for the funded status of these plans. See Note 2 of the notes to consolidated financial statements.

In the fourth quarter of 2016, the Medicon defined benefit pension plans were frozen to further benefit accruals and closed to new participants. This action required a remeasurement of the plans’ assets and obligations, which resulted in a non-cash curtailment gain of $5.3 million. These plans were converted to a defined contribution plan.

Amounts recognized in accumulated other comprehensive loss at December 31 consisted of:

	2016	2015
(dollars in millions)
Net loss	$169.2	$163.7
Prior service credit	(1.9)	(2.7)

Before tax amount	$167.3	$161.0

After tax amount	$108.7	$103.8

The change in net loss in the above table included net losses of $16.7 million ($11.3 million after tax) and $41.3 million ($26.5 million after tax) during the years ended December 31, 2016 and 2015, respectively.

Amounts recognized in the consolidated balance sheets at December 31 consisted of:

	2016	2015
(dollars in millions)
Other assets	$—	$7.2
Accrued compensation and benefits	(4.6)	(4.6)
Other long-term liabilities	(115.0)	(126.9)

Net amount recognized	$(119.6)	$(124.3)

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated net actuarial loss for pension benefits that will be amortized from accumulated other comprehensive loss into net pension cost over the next fiscal year is expected to be $12.7 million.

The components of net periodic benefit cost for the following years ended December 31 are:

	2016	2015	2014
(dollars in millions)
Service cost, net of employee contributions	$28.8	$29.6	$26.9
Interest cost	19.0	20.2	21.2
Expected return on plan assets	(32.1)	(31.3)	(27.9)
Amortization of net loss	10.8	12.4	10.4
Amortization of prior service cost	(0.4)	(0.4)	(0.4)
Curtailment	(5.3)	—	—

Net periodic pension cost	$20.8	$30.5	$30.2

The net pension cost attributable to foreign plans included in the above table were a credit of $0.5 million in 2016 and cost of $4.4 million and $4.2 million in 2015 and 2014, respectively.

The weighted average assumptions used in determining pension plan information for the following years ended December 31 are:

	2016	2015	2014
Net Cost
Discount rate – service cost	4.26%	3.79%	4.58%
Discount rate – interest cost	3.47%	3.79%	4.58%
Expected return on plan assets	6.72%	7.17%	7.26%
Rate of compensation increase	3.57%	3.42%	3.49%
Benefit Obligation
Discount rate	3.91%	4.03%	3.79%
Rate of compensation increase	3.58%	3.57%	3.42%

Prior to 2016, the company estimated the service and interest cost components using a single weighted-average discount rate derived from the yield curves used to measure the benefit obligation. In 2016, the company changed its method used to estimate the service and interest cost components of net periodic benefit cost for defined benefit plans. The company has elected to use a full yield curve approach in the estimation of these components of benefit cost by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The company made this change to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of service and interest costs. The company has accounted for this change as a change in estimate and began to account for it prospectively in 2016. The reduction in service and interest cost for 2016 associated with this change in estimate was approximately $4.8 million.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plan Assets—The company employs a total return investment approach whereby a mix of equities and fixed income investments are used to balance the need for long-term return of plan assets with a prudent level of risk. The intent of this strategy is to minimize plan expenses by exceeding the interest growth in plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. This consideration involves the use of long-term measures that address both return and risk and are not impacted significantly by short-term fluctuations. Equity investments include a diversified mix of growth, value and small and large capitalization securities. Investment risks and returns are measured and monitored on an ongoing basis through quarterly investment portfolio reviews.

The weighted average target asset allocations for the plans at December 31, are as follows:

	Target Allocation
	2016	2015
Asset Categories
Equity securities	65%	63%
Fixed income securities	33%	35%
Cash equivalents	2%	2%

Total	100%	100%

Due to short-term fluctuations in asset performance, allocation percentages may temporarily deviate from these target allocation percentages before a rebalancing occurs. Cash equivalents are used to satisfy benefit disbursement requirements and will vary throughout the year.

The following table summarizes fair value measurements of plan assets at December 31:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Total(B)
	2016	2015	2016	2015	2016	2015
(dollars in millions)
Cash equivalents	$3.4	$7.1	$—	$—	$3.4	$7.1
Equity securities:
U.S. large-cap	125.7	117.3	—	—	125.7	117.3
U.S. small-cap	40.6	37.2	—	—	40.6	37.2
Foreign	118.0	117.3	—	—	118.0	117.3
Fixed income securities:
Diversified bond funds(A)	131.6	121.1	—	2.1	131.6	123.2
Foreign government bonds	11.5	17.5	—	3.9	11.5	21.4
Foreign corporate notes and bonds	11.3	12.7	—	—	11.3	12.7
Private alternative investment	—	—	19.6	19.3	19.6	19.3
Guaranteed insurance contracts	—	—	8.0	7.1	8.0	7.1

Total plan assets	$442.1	$430.2	$27.6	$32.4	$469.7	$462.6

(A)	Diversified bond funds consists of U.S. Treasury bonds, mortgage backed securities, and corporate bonds.
(B)	There were no plan assets categorized as Level 3 at December 31, 2016 or 2015.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As discussed in Note 1 of the notes to consolidated financial statements, the company adopted a new accounting standard update that clarifies that an equity security has a readily determinable fair value if it meets certain conditions. As a result, certain plan assets previously reported as Level 2 were reclassified to Level 1 in the fair value hierarchy for which fair value is readily determinable. These assets include commingled funds invested in cash equivalents, equities and fixed income securities and are valued at net asset value (“NAV”) as determined by the fund administrators.

Plan assets categorized as Level 2 primarily consist of private alternative investments, guaranteed insurance contracts and fixed income securities. These assets are valued using other inputs, such as NAV provided by the fund administrators or by dealer quotes for similarly-rated instruments that are observable or that can be corroborated by observable market data for substantially the remaining term of the plan instruments. There were no redemption restrictions on these investments other than for the private alternative investment, which requires a 60 day notice period for quarterly redemptions and a 90 day notice period for monthly redemptions, or unfunded commitments related to assets valued at NAV at December 31, 2016.

Funding Policy and Expected Contributions—The company’s objective in funding its domestic tax-qualified plan is to accumulate funds sufficient to provide for all benefits and to satisfy the minimum contribution requirements of ERISA. Outside the United States, the company’s objective is to fund the international retirement costs over time within the limits of minimum requirements and allowable tax deductions. The company’s annual funding decisions also consider the relationship between the returns on each asset compared to the plan’s corresponding expense and consider the relationship between each tax-qualified plan’s benefit obligation and its corresponding funded status. The company expects to make discretionary contributions of up to $30 million to its qualified plans in 2017.

The total expected benefit payments are as follows:

(dollars in millions)
2017	$33.9
2018	32.4
2019	34.1
2020	36.1
2021	35.5
2022 through 2026	206.6

Defined Contribution Retirement Plans

All domestic employees of the company not covered by a collective bargaining agreement who have been scheduled for 1,000 hours of service are eligible to participate in the company’s defined contribution plan. The amounts charged to income for this plan were $16.0 million, $15.9 million and $14.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. Outside the United States, the company maintains defined contribution plans along with small pension arrangements that are typically funded with insurance products. These arrangements had a total expense of $5.3 million for the year ended December 31, 2016 and $5.1 million for each of the years ended December 31, 2015 and 2014. In addition, the company maintains a long-term deferred compensation arrangement for directors that allows for the deferral of the annual retainer and meeting fees at the director’s election and provides certain other long-term compensation benefits. The company annually accrues for long-term compensation, which is paid out upon the director’s retirement from the board. These arrangements had a total expense of $6.9 million, $5.5 million and $6.9 million for the years ended December 31, 2016, 2015 and 2014, respectively, and a benefit obligation of $36.1 million and $35.4 million at December 31, 2016 and 2015, respectively.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Postretirement Benefit Plan

The company does not provide subsidized postretirement healthcare benefits and life insurance coverage except for a limited number of former employees. As this plan is unfunded, contributions are made as benefits are incurred. The benefit obligation for this plan was $6.2 million and $7.0 million at December 31, 2016 and 2015, respectively. Amounts recognized in accumulated other comprehensive loss were $1.5 million ($0.9 million after tax) for the year ended December 31, 2016 and $2.0 million ($1.3 million after tax) for the year ended December 31, 2015. The net periodic benefit cost was $0.3 million, $0.4 million and $0.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

13. Other (Income) Expense, Net

The components of other (income) expense, net, for the following years ended December 31 are:

	2016	2015	2014
(dollars in millions)
Interest income	$(1.6)	$(0.9)	$(2.0)
Foreign exchange (gains) losses	(1.8)	3.8	1.7
Litigation charges, net	205.2	595.1	288.6
Restructuring and productivity initiative costs	30.4	41.5	11.8
Acquisition-related items	(1.3)	24.7	2.3
Gore Proceeds	—	(210.5)	—
Gain on sale of investment	—	—	(7.1)
Other, net	(1.5)	(4.5)	(4.4)

Total other (income) expense, net	$229.4	$449.2	$290.9

Litigation charges, net – In 2016, the amount reflected the estimated costs for product liability matters, net of recoveries. In 2015, the amount reflected estimated costs for product liability matters, net of recoveries, litigation-related defense costs of $15.1 million in connection with the 2014 WHP Pre-Trial Orders, and certain other litigation-related charges. In 2014, the amount reflected estimated costs for product liability matters, net of recoveries, and litigation-related defense costs of $30.1 million in connection with the 2014 WHP Pre-Trial Orders. See Note 10 of the notes to consolidated financial statements.

Restructuring and productivity initiative costs – In 2016, 2015 and 2014, the amounts primarily reflected costs incurred in connection with productivity initiatives to optimize and streamline certain manufacturing and administrative functions to better align resources to the company’s business strategies. Key activities under these initiatives may include systems enhancements, the implementation of shared services centers designed to standardize and centralize certain functions or the outsourcing of certain services. Productivity initiative costs include consulting costs, primarily related to program creation and management, employee separation costs under the company’s existing severance program, and other related costs. In 2015 and 2014, employee separation costs of $10.3 million and $1.7 million, respectively, were recognized related to these initiatives. In 2015, the amount also reflected employee separation costs of $7.9 million related to the elimination of certain positions and other terminations worldwide. In 2014, the amount also reflected employee separation costs of $7.5 million primarily to improve the overall cost structure in certain of the company’s vascular businesses.

Acquisition-related items – The amounts for 2016, 2015 and 2014 consist of acquisition-related integration costs. The amounts for 2016 and 2015 also include acquisition-related purchase accounting adjustments. See Note 2 of the notes to consolidated financial statements.

Gore Proceeds – In 2015, Gore paid the company $210.5 million, representing the total amount of the enhanced damages awarded by the U.S. District Court for the District of Arizona due to Gore’s willfulness in

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

connection with the company’s lawsuit against Gore for infringing Bard’s patent number 6,436,135 and an audit adjustment related to the payment of royalties through September 30, 2013 (the “Gore Proceeds”).

14. Other Comprehensive Income

The changes in accumulated other comprehensive income (loss) by component are as follows:

	Derivative Instruments Designated as Cash Flow Hedges		Foreign Currency Translation Adjustments	Benefit Plans(C)	Total
(dollars in millions)
Balance at December 31, 2013	$—		$47.3	$(68.2)	$(20.9)
Other comprehensive income (loss) before reclassifications	2.5		(50.4)	(39.9)	(87.8)
Tax (provision) benefit (A)	(2.0)		—	14.9	12.9

Other comprehensive income (loss) before reclassifications, net of taxes	0.5		(50.4)	(25.0)	(74.9)

Reclassifications	0.6	(B)	—	10.1	10.7
Tax provision (benefit)	(0.2)		—	(3.5)	(3.7)

Reclassifications, net of tax	0.4		—	6.6	7.0

Other comprehensive income (loss)	0.9		(50.4)	(18.4)	(67.9)

Balance at December 31, 2014	$0.9		$(3.1)	$(86.6)	$(88.8)

Other comprehensive income (loss) before reclassifications	$(2.6)		$(91.1)	$(40.9)	$(134.6)
Tax (provision) benefit (A)	0.7		—	14.6	15.3

Other comprehensive income (loss) before reclassifications, net of taxes	(1.9)		(91.1)	(26.3)	(119.3)

Reclassifications	(11.1	)(B)	—	12.1	1.0
Tax provision (benefit)	3.4		—	(4.3)	(0.9)

Reclassifications, net of tax	(7.7)		—	7.8	0.1

Other comprehensive income (loss)	(9.6)		(91.1)	(18.5)	(119.2)

Balance at December 31, 2015	$(8.7)		$(94.2)	$(105.1)	$(208.0)

Other comprehensive income (loss) before reclassifications	$(13.3)		$(21.8)	$(16.4)	$(51.5)
Tax (provision) benefit (A)	2.7		—	5.1	7.8

Other comprehensive income (loss) before reclassifications, net of taxes	(10.6)		(21.8)	(11.3)	(43.7)

Reclassifications	9.8	(B)	—	10.6	20.4
Tax provision (benefit)	(0.4)		—	(3.8)	(4.2)

Reclassifications, net of tax	9.4		—	6.8	16.2

Other comprehensive income (loss)	(1.2)		(21.8)	(4.5)	(27.5)

Balance at December 31, 2016	$(9.9)		$(116.0)	$(109.6)	$(235.5)

(A)	Income taxes are not provided for foreign currency translation adjustments.
(B)	See Note 6 of the notes to consolidated financial statements.
(C)	These components are included in the computation of net periodic pension cost. See Note 12 of the notes to consolidated financial statements.

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

Net sales based on the location of the external customer and identifiable assets by geographic region for the following years ended December 31 are:

	2016	2015	2014
(dollars in millions)
Net sales
United States	$2,559.5	$2,378.4	$2,263.5
Europe	446.4	439.5	488.5
Asia-Pacific(A)	489.4	388.6	354.6
Other (A)	218.7	209.5	217.0

	$3,714.0	$3,416.0	$3,323.6

(A)	Beginning in 2016, net sales for Asia-Pacific are separately reported. Prior year amounts have been reclassified to conform to the current year presentation.

	2016	2015
(dollars in millions)
Long-lived assets
United States	$410.3	$398.5
Europe	48.7	49.5
Asia-Pacific(B)	24.8	19.0
Other(B)	5.7	5.4

	$489.5	$472.4

(B)	Beginning in 2016, amounts for Asia-Pacific are separately reported. Prior year amounts have been reclassified to conform to the current year presentation.

Total net sales by product group category for the following years ended December 31 are:

	2016	2015	2014
(dollars in millions)
Vascular	$1,014.9	$970.3	$928.3
Urology	951.8	845.0	835.9
Oncology	1,012.1	936.9	910.9
Surgical Specialties	637.3	572.3	555.1
Other	97.9	91.5	93.4

	$3,714.0	$3,416.0	$3,323.6

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Unaudited Interim Financial Information

2016	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
(dollars in millions except per share amounts)
Net sales	$873.5	$931.5	$941.9	$967.1	$3,714.0
Cost of goods sold	320.4	351.0	352.2	348.1	1,371.7
Income from operations before income taxes	142.9	207.7	112.2	200.9	663.7
Net income	116.2	159.2	96.4	159.6	531.4
Basic earnings per share available to common shareholders	1.56	2.14	1.30	2.15	7.15
Diluted earnings per share available to common shareholders	1.54	2.11	1.27	2.11	7.03

The first quarter 2016 included litigation charges of $48.9 million, net charges from acquisition-related items of $4.5 million primarily consisting of a purchase accounting adjustment of $5.8 million associated with the reversal of a liability with respect to certain revenue-based and manufacturing-related milestones, and restructuring and productivity initiative costs of $9.8 million. These items decreased net income by $39.4 million after tax, or $0.52 diluted earnings per share available to common shareholders.

The second quarter 2016 included restructuring and productivity initiative costs of $11.9 million, net charges from acquisition-related items of $3.9 million primarily consisting of integration costs, and an asset impairment of $1.2 million. These items decreased net income by $11.3 million after tax, or $0.15 diluted earnings per share available to common shareholders.

The third quarter 2016 included litigation charges of $110.6 million, acquisition-related items of $5.0 million primarily consisting of integration costs, and restructuring and productivity initiative costs of $4.6 million. The income tax provision decreased $2.6 million due to the completion of certain IRS examinations. These items decreased net income by $81.5 million after tax, or $1.08 diluted earnings per share available to common shareholders.

The fourth quarter 2016 included litigation charges, net, of $45.7 million, a net benefit from acquisition-related items of $6.8 million primarily consisting of a benefit of $3.8 million related to integration costs and a benefit of $3.7 million related to purchase accounting adjustments, and restructuring and productivity initiative costs of $4.1 million. These items decreased net income by $27.6 million after tax, or $0.37 diluted earnings per share available to common shareholders.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the reversal of a liability with respect to a certain revenue-based milestone, and restructuring and productivity initiative costs of $3.9 million. These items decreased net income by $2.6 million after tax, or $0.03 diluted earnings per share available to common shareholders.

The second quarter 2015 included litigation charges, net, of $343.7 million, a gain of $210.5 million related to the Gore Proceeds, restructuring and productivity initiative costs of $8.5 million, and net charges from acquisition-related items of $4.5 million. These items increased net loss by $209.0 million after tax, or $2.73 diluted loss per share available to common shareholders.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

The company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. Any controls and procedures, no matter how well defined and operated, can provide only reasonable assurance of achieving the desired control objectives.

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of December 31, 2016. Based upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2016, the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to accomplish their objectives at the reasonable assurance level. The scope of management’s assessment of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of December 31, 2016 includes all of the company’s consolidated operations except for those disclosure controls and procedures of Liberator Medical Holdings, Inc. that are subsumed by internal control over financial reporting. The company acquired Liberator Medical Holdings, Inc. on January 21, 2016. Liberator Medical Holdings, Inc.’s operations represent 2.1% of the company’s consolidated net sales for the year ended December 31, 2016 and assets associated with Liberator Medical Holdings, Inc.’s operations represent 0.4% of the company’s consolidated total assets as of December 31, 2016. There have been no changes in the company’s internal control over financial reporting that occurred during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting is included in Item 8 and is incorporated herein by reference.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to Directors of the company is incorporated herein by reference to the material contained under the heading “Proposal No. 1 — Election of Directors” in the company’s definitive Proxy Statement for its 2017 annual meeting of shareholders (the “2017 Proxy Statement”).

Information with respect to Executive Officers of the company is contained at the end of Part I of this filing under the heading “Executive Officers of the Registrant” and is incorporated by reference into this Item.

The information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the company’s 2017 Proxy Statement is incorporated herein by reference.

The information contained under the caption “Corporate Governance — The Board of Directors and Committees of the Board” in the company’s 2017 Proxy Statement is incorporated herein by reference.

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

Item 11. Executive Compensation

The information contained under the captions “Executive Officer Compensation,” “Director Compensation,” “Corporate Governance — The Board of Directors and Committees of the Board — Compensation Committee — Compensation Committee Interlocks and Insider Participation” and “Executive Officer Compensation – Compensation Committee Report” in the company’s 2017 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the captions “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and “Equity Compensation Plan Information” in the company’s 2017 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under the captions “Related Person Transactions” and “Corporate Governance — Director Independence” in the company’s 2017 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information contained under the caption “Proposal No. 2 — Ratification of the Appointment of KPMG LLP as Independent Registered Public Accounting Firm” in the company’s 2017 Proxy Statement is incorporated herein by reference.

III-1

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)

1. Financial Statements. See Index to Consolidated Financial Statements at Item 8, page II-23 of this report.

2. Financial Statement Schedules.

Schedule II. Valuation and Qualifying Accounts for the years ended December 31, 2016, 2015 and 2014.

(dollars in millions)	Balance Beginning of Year	Charges to Costs and Expenses	Deductions(1)	Balance End of Year
Year Ended December 31, 2016
Allowance for inventory obsolescence	$34.5	$21.2	$(13.7)	$42.0
Allowance for doubtful accounts	7.5	2.8	(3.1)	7.2

Totals	$42.0	$24.0	$(16.8)	$49.2

(dollars in millions)	Balance Beginning of Year	Charges to Costs and Expenses	Deductions(1)	Balance End of Year
Year Ended December 31, 2015
Allowance for inventory obsolescence	$36.5	$26.3	$(28.3)	$34.5
Allowance for doubtful accounts	10.1	1.1	(3.7)	7.5

Totals	$46.6	$27.4	$(32.0)	$42.0

(dollars in millions)	Balance Beginning of Year	Charges to Costs and Expenses	Deductions(1)	Balance End of Year
Year Ended December 31, 2014
Allowance for inventory obsolescence	$31.3	$21.6	$(16.4)	$36.5
Allowance for doubtful accounts	11.6	1.7	(3.2)	10.1

Totals	$42.9	$23.3	$(19.6)	$46.6

(1)	Includes writeoffs and the impact of foreign currency exchange rates.

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

Number

3.1	Amended and Restated By-Laws, effective as of December 22, 2016, filed as Exhibit 3.1 to the company’s December 23, 2016 Form 8-K, is incorporated herein by reference.

3.2	Restated Certificate of Incorporation, effective June 18, 2012, filed as Exhibit 3b to the company’s June 15, 2012 Form 8-K, is incorporated herein by reference.

4.1	Form of Indenture, dated as of December 1, 1996 between C. R. Bard, Inc. and The Chase Manhattan Bank, N.A., as trustee, filed as Exhibit 4.1 to the company’s Registration Statement on Form S-3, File No. 333-05997, is incorporated herein by reference.

4.2	Indenture, dated December 20, 2010, between C. R. Bard, Inc. and Wells Fargo Bank, National Association, as Trustee filed as Exhibit 4.1 to the company’s December 20, 2010 Form 8-K, is incorporated herein by reference.

4.3	First Supplemental Indenture, dated December 20, 2010, between C. R. Bard, Inc. and Wells Fargo Bank, National Association, as Trustee filed as Exhibit 4.2 to the company’s December 20, 2010 Form 8-K, is incorporated herein by reference.

4.4	Second Supplemental Indenture, dated October 30, 2012, between C. R. Bard, Inc. and Wells Fargo Bank, National Association, as Trustee filed as Exhibit 4.1 to the company’s October 30, 2012 Form 8-K, is incorporated herein by reference.

4.5	Form of 2.875% Notes due 2016, filed as Exhibit 4.3 to the company’s December 20, 2010 Form 8-K (included as Exhibit A in Exhibit 4.2 to the company’s December 20, 2010 Form 8-K), is incorporated herein by reference.

4.6	Form of 4.400% Notes due 2021, filed as Exhibit 4.4 to the company’s December 20, 2010 Form 8-K (included as Exhibit B in Exhibit 4.2 to the company’s December 20, 2010 Form 8-K), is incorporated herein by reference.

4.7	Form of 1.375% Notes due 2018, filed as Exhibit 4.2 to the company’s October 30, 2012 Form 8-K (included as Exhibit A in Exhibit 4.1 to the company’s October 30, 2012 Form 8-K), is incorporated herein by reference.

4.8	Third Supplemental Indenture, dated May 9, 2016, between C. R. Bard, Inc. and Wells Fargo Bank, National Association, as Trustee filed as Exhibit 4.1 to the company’s May 9, 2016 Form 8-K, is incorporated herein by reference.

4.9	Form of 3.000% Notes due 2026, filed as Exhibit 4.2 to the company’s May 9, 2016 Form 8-K (included as Exhibit A in Exhibit 4.1 to the company’s May 9, 2016 Form 8-K), is incorporated herein by reference.

10.1*	C. R. Bard, Inc. Agreement and Plans Trust amended and restated as of September 29, 2004, filed as Exhibit 10f to the company’s December 31, 2004 Annual Report on Form 10-K, is incorporated herein by reference.

10.2*	C. R. Bard, Inc. Supplemental Executive Retirement Plan, as of July 13, 1988, filed as Exhibit 10p to the company’s December 31, 1993 Annual Report on Form 10-K, is incorporated herein by reference.

Number

10.3*	1993 Long Term Incentive Plan of C. R. Bard, Inc., as amended effective October 9, 2002, filed as Exhibit 10q to the company’s September 30, 2002 Form 10-Q, is incorporated herein by reference.

10.4*	C. R. Bard, Inc. Management Stock Purchase Plan, amended and restated as of July 10, 2002, filed as Exhibit 10z to the company’s December 31, 2002 Annual Report on Form 10-K, is incorporated herein by reference.

10.5*	Letter agreement entered into by the company with John H. Weiland dated December 12, 1995, filed as Exhibit 10at to the company’s December 31, 2004 Annual Report on Form 10-K, is incorporated herein by reference.

10.6*	Form of Stock Option Agreement under the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc., filed as Exhibit 10ba to the company’s June 30, 2005 Form 10-Q, is incorporated herein by reference.

10.7*	Stock Equivalent Plan for Outside Directors of C. R. Bard, Inc. (as Amended and Restated), effective as of December 14, 2011, filed as Exhibit 10bb to the company’s December 31, 2011 Annual Report on Form 10-K, is incorporated herein by reference.

10.8*	Form of Restricted Stock Award Agreement under the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc., filed as Exhibit 10bd to the company’s September 30, 2005 Form 10-Q, is incorporated herein by reference.

10.9*	Form of Supplemental Insurance/Retirement Plan Agreement (as Amended and Restated) between the company and its executive officers, including each of its named executive officers, filed as Exhibit 10be to the company’s September 30, 2005 Form 10-Q, is incorporated herein by reference.

10.10*	Form of Amended and Restated Change of Control Agreement between the company and its executive officers, including each of its named executive officers, filed as Exhibit 10bf to the company’s September 30, 2005 Form 10-Q, is incorporated herein by reference.

10.11*	2005 Directors’ Stock Award Plan of C. R. Bard, Inc. (as Amended and Restated), filed as Exhibit 10bj to the company’s March 31, 2006 Form 10-Q, is incorporated herein by reference.

10.12*	1998 Employee Stock Purchase Plan of C. R. Bard, Inc. (as Amended and Restated), filed as Exhibit 10bk to the company’s March 31, 2006 Form 10-Q, is incorporated herein by reference.

10.13*	Employee Stock Purchase Plan of C. R. Bard, Inc. (as Amended and Restated), filed as Exhibit B to the company’s March 16, 2012 Schedule 14A, is incorporated herein by reference.

10.14*	Management Stock Purchase Program Elective and Premium Share Units Terms and Conditions (as Amended and Restated), under the company’s 2003 Long Term Incentive Plan, filed as Exhibit 10bp to the company’s December 31, 2007 Annual Report on Form 10-K, is incorporated herein by reference.

10.15*	Form of Deferred Compensation Contract, Deferral of Directors’ Fees of C. R. Bard, Inc. (as Amended and Restated) filed as Exhibit 10bq of the company’s December 31, 2007 Annual Report on Form 10-K, is incorporated herein by reference.

10.16*	Form of Aircraft Time Sharing Agreement between the company and certain of its named executive officers, filed as Exhibit 10bt to the company’s September 30, 2008 Form 10-Q, is incorporated herein by reference.

10.17*	Executive Bonus Plan of C. R. Bard, Inc., effective as of January 1, 2009, filed as Exhibit 10bu to the company’s December 31, 2008 Annual Report on Form 10-K, is incorporated herein by reference.

10.18*	2003 Long Term Incentive Plan of C. R. Bard, Inc. (as Amended and Restated), filed as Exhibit 10bw to the company’s April 21, 2010 Form 8-K, is incorporated herein by reference.

Number

10.19*	2012 Long Term Incentive Plan of C. R. Bard, Inc. as amended and restated, filed as Exhibit A to the company’s March 16, 2012 definitive Proxy Statement on Schedule 14A, is incorporated herein by reference.

10.20*	2005 Directors’ Stock Award Plan of C. R. Bard, Inc. (as Amended and Restated) (effective as of December 8, 2010), filed as Exhibit 10bw to the company’s December 31, 2010 Annual Report on Form 10-K, is incorporated herein by reference.

10.21*	Executive Choice Plan of C. R. Bard, Inc., filed as Exhibit 10bx to the company’s December 31, 2010 Annual Report on Form 10-K, is incorporated herein by reference.

10.22*	Form of Stock Option Award Certificate and Form of Stock Option Terms and Conditions under the Company’s 2003 Long Term Incentive Plan, filed as Exhibit 10by to the company’s December 31, 2010 Annual Report on Form 10-K, is incorporated herein by reference.

10.23*	Form of Restricted Stock Award Certificate and Form of Restricted Stock/Restricted Stock Units Terms and Conditions under the Company’s 2003 Long Term Incentive Plan, filed as Exhibit 10bz to the company’s December 31, 2010 Annual Report on Form 10-K, is incorporated herein by reference.

10.24*	Form of Change of Control Agreement between the company and certain of its officers, filed as Exhibit 10ca to the company’s December 31, 2010 Annual Report on Form 10-K, is incorporated herein by reference.

10.25	Master confirmation agreement with Goldman, Sachs & Co., dated as of December 15, 2010, between Goldman, Sachs & Co. and C. R. Bard, Inc., filed as Exhibit 10cb to the company’s December 31, 2010 Annual Report on Form 10-K, is incorporated herein by reference.***

10.26	Supplemental confirmation agreement, dated as of December 15, 2010, between Goldman, Sachs & Co. and C. R. Bard, Inc., filed as Exhibit 10cc to the company’s December 31, 2010 Annual Report on Form 10-K, is incorporated herein by reference.***

10.27	Credit Agreement dated as of October 12, 2011, among C. R. Bard, Inc., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (as Joint Lead Arrangers and Joint Bookrunners), JPMorgan Chase Bank, N.A. (as Administrative Agent), Bank of America, N.A. (as Syndication Agent) and Barclays Bank PLC, Goldman Sachs Bank USA, Wells Fargo Bank, National Association and Royal Bank of Canada (each as Documentation Agents), filed as Exhibit 10ce to the company’s September 30, 2011 Form 10-Q, is incorporated herein by reference.

10.28	Cooperation Agreement, dated January 20, 2012, by and among C. R. Bard, Inc., ValueAct Capital Master Fund, L.P., VA Partners I, LLC, ValueAct Capital Management, L.P., ValueAct Capital Management, LLC and G. Mason Morfit, filed as Exhibit 10cf to the company’s January 20, 2012 Form 8-K, is incorporated herein by reference.

10.29*	Form of Restricted Stock Units Award Certificate and Form of Restricted Stock Units Terms and Conditions under the Company’s 2003 Long Term Incentive Plan, filed as Exhibit 10cg to the company’s December 31, 2011 Annual Report on Form 10-K, is incorporated herein by reference.

10.30*	Form of Performance Long-Term Incentive Award Certificate and Form of Performance Long-Term Incentive Award Terms and Conditions under the Company’s 2003 Long Term Incentive Plan, filed as Exhibit 10ci to the company’s March 31, 2012 Form 10-Q, is incorporated herein by reference.

10.31*	Incentive-Based Compensation Recovery (“Clawback”) Policy, titled as Exhibit 10.31 to the company’s December 31, 2014 Form 10-K, is incorporated herein by reference.

10.32*	2005 Directors’ Stock Award Plan of C. R. Bard, Inc. (as Amended and Restated), filed as Exhibit 10.32 to the company’s December 31, 2012 Annual Report on Form 10-K, is incorporated herein by reference.

Number

10.33*	2012 Long Term Incentive Plan of C. R. Bard, Inc. as amended and restated, filed as Exhibit 10.34 to the company’s April 19, 2013 Form 8-K, is incorporated herein by reference.

10.34*	2005 Directors’ Stock Award Plan of C. R. Bard, Inc. (as Amended and Restated), filed as Exhibit 10.34 to the company’s September 30, 2013 Form 10-Q, is incorporated herein by reference.

10.35	Amendment No. 1, dated as of September 26, 2013, to Credit Agreement dated as of October 12, 2011, among C. R. Bard, Inc., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (as Joint Lead Arrangers and Joint Bookrunners), JPMorgan Chase Bank, N.A. (as Administrative Agent), Bank of America, N.A. (as Syndication Agent) and Barclays Bank PLC, Goldman Sachs Bank USA, Wells Fargo Bank, National Association and Royal Bank of Canada (each as Documentation Agents), filed as Exhibit 10.35 to the company’s September 30, 2013 Form 10-Q, is incorporated herein by reference.

10.36*	Form of Restricted Stock Units Award Certificate and Form of Restricted Stock Units Terms and Conditions under the company’s 2012 Long Term Incentive Plan, filed as Exhibit 10.36 to the company’s December 31, 2013 Annual Report on Form 10-K, is incorporated herein by reference.

10.37*	Form of Stock Option Award Certificate and Form of Stock Option Terms and Conditions under the company’s 2012 Long Term Incentive Plan, filed as Exhibit 10.37 to the company’s December 31, 2013 Annual Report on Form 10-K, is incorporated herein by reference.

10.38*	Executive Bonus Plan of C. R. Bard, Inc., effective January 1, 2014, filed as Exhibit 10.39 to the company’s March 31, 2014 Form 10-Q, is incorporated herein by reference.

10.39*	2012 Long Term Incentive Plan of C. R. Bard, Inc. (as Amended and Restated), effective April 16, 2014, filed as Exhibit 10.38 to the company’s April 17, 2014 Form 8-K, is incorporated herein by reference.

10.40	Amendment No. 2, dated as of November 18, 2014, to Credit Agreement dated as of October 12, 2011, among C. R. Bard, Inc., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (as Joint Lead Arrangers and Joint Bookrunners), JPMorgan Chase Bank, N.A. (as Administrative Agent), Bank of America, N.A. (as Syndication Agent) and Barclays Bank PLC, Goldman Sachs Bank USA, Wells Fargo Bank, National Association and Royal Bank of Canada (each as Documentation Agents), filed as Exhibit 10.40 to the company’s December 31, 2014 Form 10-K, is incorporated herein by reference.

10.41	2012 Long-Term Incentive Plan of C. R. Bard, Inc. (as Amended and Restated), effective April 15, 2015, filed as Exhibit 10.41 to the company’s April 17, 2015 Form 8-K, is incorporated herein by reference.

10.42	Amendment No. 3, dated as of November 23, 2015, to Credit Agreement dated as of October 12, 2011, among C. R. Bard, Inc., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (as Joint Lead Arrangers and Joint Bookrunners), JPMorgan Chase Bank, N.A. (as Administrative Agent), Bank of America, N.A. (as Syndication Agent) and Barclays Bank PLC, Goldman Sachs Bank USA, Wells Fargo Bank, National Association and Royal Bank of Canada (each as Documentation Agents), filed as Exhibit 10.42 to the company’s December 31, 2015 Form 10-K, is incorporated herein by reference.

10.43	Amendment No. 4, dated as of November 22, 2016, to Credit Agreement dated as of October 12, 2011, among C. R. Bard, Inc., JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and U.S. Bank National Association (as Joint Lead Arrangers and Joint Bookrunners), JPMorgan Chase Bank, N.A. (as Administrative Agent), Bank of America, N.A. and U.S. Bank National Association (as Syndication Agents) and Barclays Bank PLC, Goldman Sachs Bank USA, Wells Fargo Bank, National Association, Royal Bank of Canada, TD Bank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., Mizuho Bank, Ltd. and Bank of China, New York Branch (each as Documentation Agents).**

Number

12.1	Computation of Ratio of Earnings to Fixed Charges**

21	Subsidiaries of the Registrant**

23.1	Consent of Independent Registered Public Accounting Firm**

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer**

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer**

32.1	Section 1350 Certification of Chief Executive Officer**

32.2	Section 1350 Certification of Chief Financial Officer**

99	Form of indemnity agreement between the company and each of its directors and officers, filed as Exhibit 99 to the company’s December 31, 1993 Annual Report on Form 10-K, is incorporated herein by reference.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Each of these exhibits constitutes a management contract or a compensatory plan or arrangement.

**	Filed herewith.

***	An application for confidential treatment for selected portions of these agreements was granted by the Securities and Exchange Commission.

Item 16. Form 10-K Summary

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C. R. BARD, INC. (Registrant)

Date: February 13, 2017	By:	/S/ CHRISTOPHER S. HOLLAND
Christopher S. Holland
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ TIMOTHY M. RING Timothy M. Ring	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 13, 2017

/S/ JOHN H. WEILAND John H. Weiland	Vice Chairman, President and Chief Operating Officer and Director	February 13, 2017

/S/ CHRISTOPHER S. HOLLAND Christopher S. Holland	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 13, 2017

/S/ FRANK LUPISELLA JR. Frank Lupisella Jr.	Vice President and Controller (Principal Accounting Officer)	February 13, 2017

/S/ DAVID M. BARRETT David M. Barrett	Director	February 13, 2017

/S/ ROBERT M. DAVIS Robert M. Davis	Director	February 13, 2017

/S/ HERBERT L. HENKEL Herbert L. Henkel	Director	February 13, 2017

/S/ JOHN C. KELLY John C. Kelly	Director	February 13, 2017

/S/ DAVID F. MELCHER David F. Melcher	Director	February 13, 2017

/S/ GAIL K. NAUGHTON Gail K. Naughton	Director	February 13, 2017

/S/ TOMMY G. THOMPSON Tommy G. Thompson	Director	February 13, 2017

/S/ ANTHONY WELTERS Anthony Welters	Director	February 13, 2017

/S/ TONY L. WHITE Tony L. White	Director	February 13, 2017

Index to Exhibits

Number

3.1	Amended and Restated By-Laws, effective as of December 22, 2016, filed as Exhibit 3.1 to the company’s December 23, 2016 Form 8-K, is incorporated herein by reference.

3.2	Restated Certificate of Incorporation, effective June 18, 2012, filed as Exhibit 3b to the company’s June 15, 2012 Form 8-K, is incorporated herein by reference.

4.1	Form of Indenture, dated as of December 1, 1996 between C. R. Bard, Inc. and The Chase Manhattan Bank, N.A., as trustee, filed as Exhibit 4.1 to the company’s Registration Statement on Form S-3, File No. 333-05997, is incorporated herein by reference.

4.2	Indenture, dated December 20, 2010, between C. R. Bard, Inc. and Wells Fargo Bank, National Association, as Trustee filed as Exhibit 4.1 to the company’s December 20, 2010 Form 8-K, is incorporated herein by reference.

4.3	First Supplemental Indenture, dated December 20, 2010, between C. R. Bard, Inc. and Wells Fargo Bank, National Association, as Trustee filed as Exhibit 4.2 to the company’s December 20, 2010 Form 8-K, is incorporated herein by reference.

4.4	Second Supplemental Indenture, dated October 30, 2012, between C. R. Bard, Inc. and Wells Fargo Bank, National Association, as Trustee filed as Exhibit 4.1 to the company’s October 30, 2012 Form 8-K, is incorporated herein by reference.

4.5	Form of 2.875% Notes due 2016, filed as Exhibit 4.3 to the company’s December 20, 2010 Form 8-K (included as Exhibit A in Exhibit 4.2 to the company’s December 20, 2010 Form 8-K), is incorporated herein by reference.

4.6	Form of 4.400% Notes due 2021, filed as Exhibit 4.4 to the company’s December 20, 2010 Form 8-K (included as Exhibit B in Exhibit 4.2 to the company’s December 20, 2010 Form 8-K), is incorporated herein by reference.

4.7	Form of 1.375% Notes due 2018, filed as Exhibit 4.2 to the company’s October 30, 2012 Form 8-K (included as Exhibit A in Exhibit 4.1 to the company’s October 30, 2012 Form 8-K), is incorporated herein by reference.

4.8	Third Supplemental Indenture, dated May 9, 2016, between C. R. Bard, Inc. and Wells Fargo Bank, National Association, as Trustee filed as Exhibit 4.1 to the company’s May 9, 2016 Form 8-K, is incorporated herein by reference.

4.9	Form of 3.000% Notes due 2026, filed as Exhibit 4.2 to the company’s May 9, 2016 Form 8-K (included as Exhibit A in Exhibit 4.1 to the company’s May 9, 2016 Form 8-K), is incorporated herein by reference.

10.1*	C. R. Bard, Inc. Agreement and Plans Trust amended and restated as of September 29, 2004, filed as Exhibit 10f to the company’s December 31, 2004 Annual Report on Form 10-K, is incorporated herein by reference.

10.2*	C. R. Bard, Inc. Supplemental Executive Retirement Plan, as of July 13, 1988, filed as Exhibit 10p to the company’s December 31, 1993 Annual Report on Form 10-K, is incorporated herein by reference.

10.3*	1993 Long Term Incentive Plan of C. R. Bard, Inc., as amended effective October 9, 2002, filed as Exhibit 10q to the company’s September 30, 2002 Form 10-Q, is incorporated herein by reference.

10.4*	C. R. Bard, Inc. Management Stock Purchase Plan, amended and restated as of July 10, 2002, filed as Exhibit 10z to the company’s December 31, 2002 Annual Report on Form 10-K, is incorporated herein by reference.

Number

10.5*	Letter agreement entered into by the company with John H. Weiland dated December 12, 1995, filed as Exhibit 10at to the company’s December 31, 2004 Annual Report on Form 10-K, is incorporated herein by reference.

10.6*	Form of Stock Option Agreement under the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc., filed as Exhibit 10ba to the company’s June 30, 2005 Form 10-Q, is incorporated herein by reference.

10.7*	Stock Equivalent Plan for Outside Directors of C. R. Bard, Inc. (as Amended and Restated), effective as of December 14, 2011, filed as Exhibit 10bb to the company’s December 31, 2011 Annual Report on Form 10-K, is incorporated herein by reference.

10.8*	Form of Restricted Stock Award Agreement under the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc., filed as Exhibit 10bd to the company’s September 30, 2005 Form 10-Q, is incorporated herein by reference.

10.9*	Form of Supplemental Insurance/Retirement Plan Agreement (as Amended and Restated) between the company and its executive officers, including each of its named executive officers, filed as Exhibit 10be to the company’s September 30, 2005 Form 10-Q, is incorporated herein by reference.

10.10*	Form of Amended and Restated Change of Control Agreement between the company and its executive officers, including each of its named executive officers, filed as Exhibit 10bf to the company’s September 30, 2005 Form 10-Q, is incorporated herein by reference.

10.11*	2005 Directors’ Stock Award Plan of C. R. Bard, Inc. (as Amended and Restated), filed as Exhibit 10bj to the company’s March 31, 2006 Form 10-Q, is incorporated herein by reference.

10.12*	1998 Employee Stock Purchase Plan of C. R. Bard, Inc. (as Amended and Restated), filed as Exhibit 10bk to the company’s March 31, 2006 Form 10-Q, is incorporated herein by reference.

10.13*	Employee Stock Purchase Plan of C. R. Bard, Inc. (as Amended and Restated), filed as Exhibit B to the company’s March 16, 2012 Schedule 14A, is incorporated herein by reference.

10.14*	Management Stock Purchase Program Elective and Premium Share Units Terms and Conditions (as Amended and Restated), under the company’s 2003 Long Term Incentive Plan, filed as Exhibit 10bp to the company’s December 31, 2007 Annual Report on Form 10-K, is incorporated herein by reference.

10.15*	Form of Deferred Compensation Contract, Deferral of Directors’ Fees of C. R. Bard, Inc. (as Amended and Restated) filed as Exhibit 10bq of the company’s December 31, 2007 Annual Report on Form 10-K, is incorporated herein by reference.

10.16*	Form of Aircraft Time Sharing Agreement between the company and certain of its named executive officers, filed as Exhibit 10bt to the company’s September 30, 2008 Form 10-Q, is incorporated herein by reference.

10.17*	Executive Bonus Plan of C. R. Bard, Inc., effective as of January 1, 2009, filed as Exhibit 10bu to the company’s December 31, 2008 Annual Report on Form 10-K, is incorporated herein by reference.

10.18*	2003 Long Term Incentive Plan of C. R. Bard, Inc. (as Amended and Restated), filed as Exhibit 10bw to the company’s April 21, 2010 Form 8-K, is incorporated herein by reference.

10.19*	2012 Long Term Incentive Plan of C. R. Bard, Inc. as amended and restated, filed as Exhibit A to the company’s March 16, 2012 definitive Proxy Statement on Schedule 14A, is incorporated herein by reference.

10.20*	2005 Directors’ Stock Award Plan of C. R. Bard, Inc. (as Amended and Restated) (effective as of December 8, 2010), filed as Exhibit 10bw to the company’s December 31, 2010 Annual Report on Form 10-K, is incorporated herein by reference.

10.21*	Executive Choice Plan of C. R. Bard, Inc., filed as Exhibit 10bx to the company’s December 31, 2010 Annual Report on Form 10-K, is incorporated herein by reference.

Number

10.22*	Form of Stock Option Award Certificate and Form of Stock Option Terms and Conditions under the Company’s 2003 Long Term Incentive Plan, filed as Exhibit 10by to the company’s December 31, 2010 Annual Report on Form 10-K, is incorporated herein by reference.

10.23*	Form of Restricted Stock Award Certificate and Form of Restricted Stock/Restricted Stock Units Terms and Conditions under the Company’s 2003 Long Term Incentive Plan, filed as Exhibit 10bz to the company’s December 31, 2010 Annual Report on Form 10-K, is incorporated herein by reference.

10.24*	Form of Change of Control Agreement between the company and certain of its officers, filed as Exhibit 10ca to the company’s December 31, 2010 Annual Report on Form 10-K, is incorporated herein by reference.

10.25	Master confirmation agreement with Goldman, Sachs & Co., dated as of December 15, 2010, between Goldman, Sachs & Co. and C. R. Bard, Inc., filed as Exhibit 10cb to the company’s December 31, 2010 Annual Report on Form 10-K, is incorporated herein by reference.***

10.26	Supplemental confirmation agreement, dated as of December 15, 2010, between Goldman, Sachs & Co. and C. R. Bard, Inc., filed as Exhibit 10cc to the company’s December 31, 2010 Annual Report on Form 10-K, is incorporated herein by reference.***

10.27	Credit Agreement dated as of October 12, 2011, among C. R. Bard, Inc., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (as Joint Lead Arrangers and Joint Bookrunners), JPMorgan Chase Bank, N.A. (as Administrative Agent), Bank of America, N.A. (as Syndication Agent) and Barclays Bank PLC, Goldman Sachs Bank USA, Wells Fargo Bank, National Association and Royal Bank of Canada (each as Documentation Agents), filed as Exhibit 10ce to the company’s September 30, 2011 Form 10-Q, is incorporated herein by reference.

10.28	Cooperation Agreement, dated January 20, 2012, by and among C. R. Bard, Inc., ValueAct Capital Master Fund, L.P., VA Partners I, LLC, ValueAct Capital Management, L.P., ValueAct Capital Management, LLC and G. Mason Morfit, filed as Exhibit 10cf to the company’s January 20, 2012 Form 8-K, is incorporated herein by reference.

10.29*	Form of Restricted Stock Units Award Certificate and Form of Restricted Stock Units Terms and Conditions under the Company’s 2003 Long Term Incentive Plan, filed as Exhibit 10cg to the company’s December 31, 2011 Annual Report on Form 10-K, is incorporated herein by reference.

10.30*	Form of Performance Long-Term Incentive Award Certificate and Form of Performance Long-Term Incentive Award Terms and Conditions under the Company’s 2003 Long Term Incentive Plan, filed as Exhibit 10ci to the company’s March 31, 2012 Form 10-Q, is incorporated herein by reference.

10.31*	Incentive-Based Compensation Recovery (“Clawback”) Policy, titled as Exhibit 10.31 to the company’s December 31, 2014 Form 10-K, is incorporated herein by reference.

10.32*	2005 Directors’ Stock Award Plan of C. R. Bard, Inc. (as Amended and Restated), filed as Exhibit 10.32 to the company’s December 31, 2012 Annual Report on Form 10-K, is incorporated herein by reference.

10.33*	2012 Long Term Incentive Plan of C. R. Bard, Inc. as amended and restated, filed as Exhibit 10.34 to the company’s April 19, 2013 Form 8-K, is incorporated herein by reference.

10.34*	2005 Directors’ Stock Award Plan of C. R. Bard, Inc. (as Amended and Restated), filed as Exhibit 10.34 to the company’s September 30, 2013 Form 10-Q, is incorporated herein by reference.

10.35	Amendment No. 1, dated as of September 26, 2013, to Credit Agreement dated as of October 12, 2011, among C. R. Bard, Inc., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (as Joint Lead Arrangers and Joint Bookrunners), JPMorgan Chase Bank, N.A. (as Administrative Agent), Bank of America, N.A. (as Syndication Agent) and Barclays Bank PLC, Goldman Sachs Bank USA, Wells Fargo Bank, National Association and Royal Bank of Canada (each as Documentation Agents), filed as Exhibit 10.35 to the company’s September 30, 2013 Form 10-Q, is incorporated herein by reference.

Number

10.36*	Form of Restricted Stock Units Award Certificate and Form of Restricted Stock Units Terms and Conditions under the company’s 2012 Long Term Incentive Plan, filed as Exhibit 10.36 to the company’s December 31, 2013 Annual Report on Form 10-K, is incorporated herein by reference.

10.37*	Form of Stock Option Award Certificate and Form of Stock Option Terms and Conditions under the company’s 2012 Long Term Incentive Plan, filed as Exhibit 10.37 to the company’s December 31, 2013 Annual Report on Form 10-K, is incorporated herein by reference.

10.38*	Executive Bonus Plan of C. R. Bard, Inc., effective January 1, 2014, filed as Exhibit 10.39 to the company’s March 31, 2014 Form 10-Q, is incorporated herein by reference.

10.39*	2012 Long Term Incentive Plan of C. R. Bard, Inc. (as Amended and Restated), effective April 16, 2014, filed as Exhibit 10.38 to the company’s April 17, 2014 Form 8-K, is incorporated herein by reference.

10.40	Amendment No. 2, dated as of November 18, 2014, to Credit Agreement dated as of October 12, 2011, among C. R. Bard, Inc., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (as Joint Lead Arrangers and Joint Bookrunners), JPMorgan Chase Bank, N.A. (as Administrative Agent), Bank of America, N.A. (as Syndication Agent) and Barclays Bank PLC, Goldman Sachs Bank USA, Wells Fargo Bank, National Association and Royal Bank of Canada (each as Documentation Agents), filed as Exhibit 10.40 to the company’s December 31, 2014 Form 10-K, is incorporated herein by reference.

10.41	2012 Long-Term Incentive Plan of C. R. Bard, Inc. (as Amended and Restated), effective April 15, 2015, filed as Exhibit 10.41 to the company’s April 17, 2015 Form 8-K, is incorporated herein by reference.

10.42	Amendment No. 3, dated as of November 23, 2015, to Credit Agreement dated as of October 12, 2011, among C. R. Bard, Inc., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (as Joint Lead Arrangers and Joint Bookrunners), JPMorgan Chase Bank, N.A. (as Administrative Agent), Bank of America, N.A. (as Syndication Agent) and Barclays Bank PLC, Goldman Sachs Bank USA, Wells Fargo Bank, National Association and Royal Bank of Canada (each as Documentation Agents), filed as Exhibit 10.42 to the company’s December 31, 2015 Form 10-K, is incorporated herein by reference.

10.43	Amendment No. 4, dated as of November 22, 2016, to Credit Agreement dated as of October 12, 2011, among C. R. Bard, Inc., JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and U.S. Bank National Association (as Joint Lead Arrangers and Joint Bookrunners), JPMorgan Chase Bank, N.A. (as Administrative Agent), Bank of America, N.A. and U.S. Bank National Association (as Syndication Agents) and Barclays Bank PLC, Goldman Sachs Bank USA, Wells Fargo Bank, National Association, Royal Bank of Canada, TD Bank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., Mizuho Bank, Ltd. and Bank of China, New York Branch (each as Documentation Agents).**

12.1	Computation of Ratio of Earnings to Fixed Charges**

21	Subsidiaries of the Registrant**

23.1	Consent of Independent Registered Public Accounting Firm**

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer**

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer**

32.1	Section 1350 Certification of Chief Executive Officer**

32.2	Section 1350 Certification of Chief Financial Officer**

99	Form of indemnity agreement between the company and each of its directors and officers, filed as Exhibit 99 to the company’s December 31, 1993 Annual Report on Form 10-K, is incorporated herein by reference.

Number

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Each of these exhibits constitutes a management contract or a compensatory plan or arrangement.

**	Filed herewith.

***	An application for confidential treatment for selected portions of these agreements was granted by the Securities and Exchange Commission.