Form 10-Q
period 2017-03-31
BARD C R INC /NJ/
filed 2017-04-27
CIK 9892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

Commission File Number 1-6926

C. R. BARD, INC.

(Exact name of registrant as specified in its charter)

New Jersey	730 Central Avenue Murray Hill, New Jersey 07974	22-1454160
(State of incorporation)	(Address of principal executive offices)	(I.R.S. Employer Identification No.)

Registrant’s telephone number, including area code: (908) 277-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

		Smaller reporting company	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2017
Common Stock - $0.25 par value	72,417,180

C. R. BARD, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands except per share amounts, unaudited)

	Three Months Ended March 31,
	2017	2016
Net sales	$938,800	$873,500

Costs and expenses:
Cost of goods sold	354,200	320,400
Marketing, selling and administrative expense	285,400	270,600
Research and development expense	70,000	68,300
Interest expense	15,100	11,300
Other (income) expense, net	12,600	60,000

Total costs and expenses	737,300	730,600

Income from operations before income taxes	201,500	142,900

Income tax provision	23,400	26,700

Net income	$178,100	$116,200

Basic earnings per share available to common shareholders	$2.42	$1.56

Diluted earnings per share available to common shareholders	$2.37	$1.54

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands, unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$178,100	$116,200
Other comprehensive income (loss):
Change in derivative instruments designated as cash flow hedges, net of tax	6,600	(9,200)
Foreign currency translation adjustments	4,600	1,600
Benefit plan adjustments, net of tax	2,200	1,700

Other comprehensive income (loss)	13,400	(5,900)

Comprehensive income	$191,500	$110,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands except share and per share amounts, unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$890,700	$905,000
Restricted cash	179,100	201,500
Accounts receivable, less allowances of $4,400 and $7,200, respectively	450,000	477,300
Inventories	497,200	483,000
Other current assets	283,800	249,600

Total current assets	2,300,800	2,316,400

Property, plant and equipment, at cost	865,000	847,100
Less accumulated depreciation and amortization	370,600	357,600

Net property, plant and equipment	494,400	489,500
Goodwill	1,261,000	1,260,500
Core and developed technologies, net	662,600	686,400
Other intangible assets, net	321,500	323,600
Deferred income taxes	38,700	64,400
Other assets	165,600	165,300

Total assets	$5,244,600	$5,306,100

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities
Short-term borrowings and current maturities of long-term debt	$609,300	$—
Accounts payable	102,000	96,000
Accrued expenses	715,000	809,500
Accrued compensation and benefits	118,100	186,100
Income taxes payable	15,300	17,300

Total current liabilities	1,559,700	1,108,900

Long-term debt	1,143,000	1,641,700
Other long-term liabilities	841,600	861,500
Deferred income taxes	28,500	18,900
Commitments and contingencies
Shareholders’ investment:
Preferred stock, $1 par value, authorized 5,000,000 shares; none issued	—	—
Common stock, $0.25 par value, authorized 600,000,000 shares; issued and outstanding 72,417,180 shares at March 31, 2017 and 72,899,251 shares at December 31, 2016	18,100	18,200
Capital in excess of par value	2,389,300	2,346,800
Accumulated deficit	(513,500)	(454,400)
Accumulated other comprehensive loss	(222,100)	(235,500)

Total shareholders’ investment	1,671,800	1,675,100

Total liabilities and shareholders’ investment	$5,244,600	$5,306,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$178,100	$116,200
Adjustments to reconcile net income to net cash provided by operating activities, net of acquired businesses:
Depreciation and amortization	51,000	53,000
Litigation charges, net	12,100	48,900
Restructuring and productivity initiative costs, net of payments	2,300	7,700
Deferred income taxes	36,200	20,900
Share-based compensation	27,200	26,200
Inventory reserves and provision for doubtful accounts	7,500	9,300
Other items	1,400	1,000
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	29,000	6,100
Inventories	(19,900)	(21,300)
Current liabilities	(121,900)	(138,200)
Taxes	(32,500)	(40,100)
Other, net	(29,900)	(22,500)

Net cash provided by operating activities	140,600	67,200

Cash flows from investing activities:
Capital expenditures	(22,700)	(20,500)
Payments made for purchases of businesses, net of cash acquired	(5,400)	(202,800)
Payments made for intangibles	(200)	(200)

Net cash used in investing activities	(28,300)	(223,500)

Cash flows from financing activities:
Change in short-term borrowings, net	110,000	525,600
Payment of long-term debt	—	(250,000)
Proceeds from exercises under share-based compensation plans, net	(9,100)	(6,500)
Excess tax benefit relating to share-based compensation plans	—	19,000
Purchases of common stock	(232,300)	(167,400)
Dividends paid	(19,300)	(18,000)
Payments of contingent consideration	(100)	(100)

Net cash (used in) provided by financing activities	(150,800)	102,600

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,800	(1,600)

Decrease in cash, cash equivalents, and restricted cash during the period	(36,700)	(55,300)

Balance at January 1	1,106,500	1,030,900

Balance at March 31	$1,069,800	$975,600

Supplemental cash flow information
Cash paid for:
Interest	$15,000	$16,600
Income taxes	19,700	26,900
Non-cash transactions:
Purchases of businesses and related costs	$—	$17,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of C. R. Bard, Inc. and its subsidiaries (the “company” or “Bard”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in Bard’s 2016 Annual Report on Form 10-K. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in the financial statements in Bard’s 2016 Annual Report on Form 10-K. The preparation of these financial statements requires the company to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities at the date of the financial statements. These financial statements include all normal and recurring adjustments necessary for a fair presentation. The accounts of most foreign subsidiaries are consolidated as of and for the quarters ended February 28, 2017 and February 29, 2016 and as of November 30, 2016. No events occurred related to these foreign subsidiaries during the months of March 2017, March 2016 or December 2016 that materially affected the financial position or results of operations of the company. The results for the interim periods presented are not necessarily indicative of the results expected for the year.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Recently Adopted Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that clarifies the definition of a business by providing a more robust framework to evaluate whether transactions should be accounted for as an acquisition of assets or a business. This update is expected to reduce the number of transactions that will be accounted for as an acquisition of a business. The effects of this update will depend on future acquisitions. In 2017, the company adopted this update early.

In November 2016, the FASB issued an accounting standard update that requires the change in the total of cash, cash equivalents, and restricted cash to be shown in the statement of cash flows. As a result, transfers between cash, cash equivalents, and restricted cash will no longer be presented in the statement of cash flows. In 2017, the company adopted this update early on a retrospective basis. As a result of the adoption, changes in restricted cash of $130.2 million are no longer presented as a reduction in cash flows from investing activities in the prior period statement of cash flows. Restricted cash is now included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts.

In October 2016, the FASB issued an accounting standard update that requires the immediate recognition of the income tax effects of intra-entity transfers of assets other than inventory at the time of the transfer. In 2017, the company adopted this update early on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. As a result of the adoption, accumulated deficit was increased by $5.2 million and other current assets and deferred tax liabilities were reduced by $5.4 million and $0.2 million, respectively, as of the beginning of 2017.

In March 2016, the FASB issued an accounting standard update that includes multiple provisions intended to simplify various aspects of the accounting for share-based payments, including the income tax items and the classification of these items on the statement of cash flows. This update will result in the recognition of excess tax benefits to the consolidated statements of income (formerly recorded to capital in excess of par value) upon settlement of share-based compensation awards, which is largely dependent on the exercise/vesting of awards and variables such as the company’s stock price at the time of the exercise/vesting of awards and the exercise price of the underlying awards. This provision of the new guidance, which was required to be applied prospectively, resulted in the recognition of $27.0 million of excess tax benefits in the income tax provision. In addition, cash flows related to these excess tax benefits are now classified as cash flows from operating activities (formerly included as cash flows from financing activities). The company elected to adopt this provision of the new guidance prospectively. Lastly, in the diluted earnings per share available to common shareholders calculation, when applying the treasury stock method for shares that could be repurchased, the assumed proceeds no longer include the amount of excess tax benefits. This did not have a material impact on the company’s diluted earnings per share available to common shareholders calculation.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New Accounting Pronouncements Not Yet Adopted

In March 2017, the FASB issued an accounting standard update that requires that the service cost component of net periodic pension cost be reported in the same income statement line items in which other compensation costs are reported and all other components of net periodic pension cost be reported elsewhere in the income statement. This update will be effective as of the beginning of Bard’s 2018 fiscal year and is not expected to have a material impact on the company’s consolidated financial statements.

In February 2016, the FASB issued a new lease accounting standard. The new standard will require, among other items, lessees to recognize most leases on the balance sheet by recording a right-of-use asset and a lease liability. This standard will be effective as of the beginning of Bard’s 2019 fiscal year. Other than this impact to the company’s consolidated balance sheet, the new standard is not expected to have a material impact on the company’s consolidated financial statements.

In May 2014, the FASB issued an accounting standard that provides for a comprehensive model to use in the accounting for revenue arising from contracts with customers. Under this standard, revenue will be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued an accounting standard update to defer this standard’s effective date for one year, which will now begin with Bard’s 2018 fiscal year. Under this standard, the company expects to recognize royalty revenue in earlier periods than under its current policy, and to recognize revenue earlier for other contracts that do not meet the new criteria for recognizing revenue over time. In addition, revenue will be recognized in earlier periods where the company maintains risk of loss for products that are in-transit to the customer. The company has made substantial progress in its evaluation of the new standard, and other than these items, this standard is not expected to have a material impact on the company’s consolidated financial statements. The company will continue to assess the new standard, as well as updates to the standard that have been proposed by the FASB. The company intends to adopt the standard under the modified retrospective approach beginning with Bard’s 2018 fiscal year.

2. Becton Dickinson Transaction

On April 23, 2017, Bard entered into Agreement and Plan of Merger (the “Merger Agreement”) with Becton, Dickinson and Company (“BD”) and Lambda Corp., a wholly owned subsidiary of BD (“Merger Corp”), pursuant to which Bard will merge with Merger Corp and become a wholly owned subsidiary of BD (the “Merger”). Under the agreement, each outstanding share of common stock of Bard will be converted into the right to receive $222.93 in cash and 0.5077 of a share of common stock of BD, as may be adjusted pursuant to the terms of the Merger Agreement. Completion of the Merger is subject to customary closing conditions, including, among others, (1) the approval of the Merger Agreement by a majority of the votes cast by Bard’s shareholders at a special meeting held to vote on the Merger Agreement, among other items, (2) declaration of the effectiveness by the U.S. Securities and Exchange Commission (the “SEC”) of the Registration Statement on Form S-4 to be filed with the SEC by BD in connection with the shares of the stock of BD to be issued in the Merger, (3) approval for listing on the New York Stock Exchange of the stock of BD to be issued in the Merger, (4) obtaining antitrust approvals in the United States and certain other jurisdictions, (5) subject to certain exceptions, the accuracy of the representations and warranties of the other party and (6) material compliance by the other party with its obligations under the Merger Agreement. The transaction is expected to close in the fourth quarter of 2017. If the Merger Agreement is terminated, Bard may be required to pay BD an amount equal to fifty percent of BD’s out-of-pocket expenses incurred in connection with the Merger Agreement and the Merger and in certain other circumstances, Bard may be required to pay BD a termination fee of $750 million. The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement attached as Exhibit 2.1 to the Form 8-K filed on April 24, 2017.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Earnings per Common Share

Earnings per share (“EPS”) is computed under the two-class method using the following common share information:

	Three Months Ended March 31,
	2017	2016
(dollars and shares in millions)
EPS Numerator:
Net income	$178.1	$116.2
Less: Income allocated to participating securities	0.9	0.6

Net income available to common shareholders	$177.2	$115.6

EPS Denominator:
Weighted average common shares outstanding	73.1	74.0
Dilutive common share equivalents from share-based compensation plans	1.6	1.2

Weighted average common and common equivalent shares outstanding, assuming dilution	74.7	75.2

4. Income Taxes

The effective tax rate for the quarter ended March 31, 2017 was 11.6%. As discussed in Note 1 of the notes to condensed consolidated financial statements, the company adopted an accounting standard update that resulted in the recognition of excess tax benefits to the income tax provision upon settlement of share-based compensation awards. As a result, the effective tax rate for the quarter ended March 31, 2017 reflected a benefit of $27.0 million partially offset by the discrete tax effects of litigation charges.

The effective tax rate for the quarter ended March 31, 2016 was 18.7% which reflected the discrete tax effects of litigation charges related to product liability claims, which were incurred in a high tax jurisdiction. See Note 7 of the notes to condensed consolidated financial statements.

At March 31, 2017, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was $21.9 million (of which $18.8 million would impact the effective tax rate, if recognized) plus $2.9 million of accrued interest. At December 31, 2016, the liability for unrecognized tax benefits was $21.5 million plus $2.6 million of accrued interest. Depending upon the result of open tax examinations and/or the expiration of applicable statutes of limitation, the company believes it is reasonably possible that the total amount of unrecognized tax benefits may decrease by up to $4.9 million within the next 12 months.

5. Financial Instruments

For further discussion regarding the company’s use of derivative instruments, see Note 1 of the notes to consolidated financial statements in Bard’s 2016 Annual Report on Form 10-K.

Foreign Exchange Derivative Instruments

The company enters into readily marketable forward and option contracts with financial institutions to help reduce its exposure to foreign currency exchange rate fluctuations. These contracts limit volatility because gains and losses associated with foreign currency exchange rate movements are generally offset by movements in the underlying hedged item. The notional value of the company’s forward currency contracts was $218.6 million and $243.2 million at March 31, 2017 and December 31, 2016, respectively.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The location and fair value of derivative instruments that are designated as hedging instruments recognized in the condensed consolidated balance sheets are as follows:

	Balance Sheet Location	Fair Value of Derivatives
Derivatives Designated as Hedging Instruments		March 31, 2017	December 31, 2016
(dollars in millions)
Forward currency contracts	Other current assets	$9.2	$10.9
Forward currency contracts	Other assets	4.2	3.9

		$13.4	$14.8

Forward currency contracts	Accrued expenses	$0.6	$6.2

		$0.6	$6.2

The location and amounts of gains and losses on derivative instruments designated as cash flow hedges and the impact on shareholders’ investment are as follows:

	Gain/(Loss) Recognized in Other Comprehensive Income (Loss)		Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
	Three Months Ended March 31,			Three Months Ended March 31,
	2017	2016		2017	2016
(dollars in millions)
Forward currency contracts	$5.2	$(0.8)	Cost of goods sold	$(3.3)	$(2.4)
Option currency contracts	—	(1.7)	Cost of goods sold	(0.4)	1.8
Interest rate swap contract	—	(14.5)	Interest expense	(0.6)	—

	$5.2	$(17.0)		$(4.3)	$(0.6)

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

The fair values of the company’s forward currency contracts of $12.8 million and $8.6 million at March 31, 2017 and December 31, 2016, respectively, were measured using significant other observable inputs and valued by reference to similar financial instruments, adjusted for restrictions and other terms specific to each instrument. These financial instruments are categorized as Level 2 under the fair value hierarchy.

The fair value of the liability for contingent consideration related to acquisitions was $14.8 million and $14.9 million at March 31, 2017 and December 31, 2016, respectively. The fair value was measured using significant unobservable inputs and is categorized as Level 3 under the fair value hierarchy.

Financial Instruments Not Measured at Fair Value

The company maintains a $1 billion five-year committed syndicated bank credit facility that expires in November 2021. The credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The facility includes pricing based on the company’s long-term credit ratings and includes a financial covenant that limits the amount of total debt to total capitalization. At March 31, 2017 the company was in compliance with this covenant. The fair value of commercial paper borrowings outstanding of $110.0 million at March 31, 2017 approximated its carrying value. There were no commercial paper borrowings outstanding at December 31, 2016.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair value of long-term debt (including current maturities) was approximately $1,695.2 million and $1,688.0 million at March 31, 2017 and December 31, 2016, respectively. The fair value was estimated using dealer quotes for similarly-rated debt instruments over the remaining contractual term of the company’s obligation and is categorized as Level 2 under the fair value hierarchy.

The fair value of the deferred future payments related to the Medicon, Inc. acquisition of $54.8 million and $52.3 million at March 31, 2017 and December 31, 2016, respectively, approximated the carrying value. At March 31, 2017 and December 31, 2016, future payments of $41.4 million and $39.5 million, respectively, were recorded to other long-term liabilities. These payments will be paid in Japanese Yen and are subject to exchange rate fluctuations. The fair value was estimated by discounting the future payments based upon the timing of such payments and is categorized as Level 2 under the fair value hierarchy.

Concentration Risk

Accounts receivable balances include sales to government-supported healthcare systems outside the United States. The company monitors economic conditions and evaluates accounts receivable in certain countries for potential collection risks. Economic conditions and other factors in certain countries, particularly in Spain, Italy, Greece and Portugal, have resulted in, and may continue to result in, an increase in the average length of time that it takes to collect these accounts receivable and may require the company to re-evaluate the collectability of these receivables in future periods. At March 31, 2017, the company’s accounts receivable, net of allowances, from the national healthcare systems and private sector customers in these four countries was $40.1 million, of which $1.9 million was greater than 365 days past due.

6. Inventories

Inventories consisted of:

	March 31, 2017	December 31, 2016
(dollars in millions)
Finished goods	$296.9	$292.8
Work in process	35.5	27.0
Raw materials	164.8	163.2

	$497.2	$483.0

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

Product Liability Matters

Hernia Product Claims

As of March 31, 2017, approximately 25 federal and 80 state lawsuits involving individual claims by approximately 105 plaintiffs, as well as one putative class action in the United States, are currently pending against the company with respect to its

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Composix® Kugel® and certain other hernia repair implant products (collectively, the “Hernia Product Claims”). The company voluntarily recalled certain sizes and lots of the Composix® Kugel® products beginning in December 2005. In June 2007, the Composix® Kugel® lawsuits and, subsequently, other hernia repair product lawsuits, pending in federal courts nationwide were transferred into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island. The MDL stopped accepting new cases in the second quarter of 2014 and was terminated in November 2016, at which time the remaining federal lawsuits were remanded to their courts of original jurisdiction for trial. As of March 31, 2017, all but one of the putative class actions pending against the company was dismissed. The remaining putative class action pending against the company has not been certified and seeks: (i) medical monitoring; (ii) compensatory damages; (iii) punitive damages; (iv) a judicial finding of defect and causation; and/or (v) attorneys’ fees. In April 2014, a settlement was reached with respect to the three putative Canadian class actions within amounts previously recorded by the company. Approximately 70 of the state lawsuits, involving individual claims by approximately 70 plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions. The Hernia Product Claims also generally seek damages for personal injury resulting from use of the products.

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

Women’s Health Product Claims

As of March 31, 2017, product liability lawsuits involving individual claims by approximately 5,305 plaintiffs are currently pending against the company in various federal and state jurisdictions alleging personal injuries associated with the use of certain of the company’s surgical continence products for women, which includes products manufactured by both the company and two subsidiaries of Medtronic plc (as successor in interest to Covidien plc) (“Medtronic”), each a supplier of the company. Medtronic has an obligation to defend and indemnify the company with respect to any product defect liability for products its subsidiaries had manufactured. As described below, in July 2015 the company reached an agreement with Medtronic regarding certain aspects of Medtronic’s indemnification obligation. In addition, five putative class actions in the United States and five putative class actions in Canada have been filed against the company, and a limited number of other claims have been filed or asserted in various non-U.S. jurisdictions. The foregoing lawsuits, unfiled or unknown claims, putative class actions and other claims, together with claims that have settled or are the subject of agreements or agreements in principle to settle, are referred to collectively as the “Women’s Health Product Claims”. The Women’s Health Product Claims generally seek damages for personal injury resulting from use of the products. The putative class actions, none of which has been certified, seek: (i) medical monitoring; (ii) compensatory damages; (iii) punitive damages; (iv) a judicial finding of defect and causation; and/or (v) attorneys’ fees. In April 2015, the Ontario Superior Court of Justice dismissed the plaintiffs’ motion for class certification in one Canadian putative class action. In March 2016, the company reached an agreement in principle to resolve all Canadian putative class actions, with the exception of a Quebec class action, within amounts previously recorded by the company, which settlement was finalized in September 2016. In January 2017, the court approved the discontinuance of the proposed Quebec class action.

In October 2010, the Women’s Health Product Claims involving solely Avaulta® products pending in federal courts nationwide were transferred into an MDL in the United States District Court for the Southern District of West Virginia (the “WV District Court”), the scope of which was later expanded to include lawsuits involving all women’s surgical continence products that are manufactured or distributed by the company. The first trial in a state court was completed in California in July 2012 and resulted in a judgment against the company of approximately $3.6 million. On appeal the decision was affirmed by the appellate court in November 2014. The company filed a petition for review to the California Supreme Court on December 24, 2014, which was denied on February 18, 2015. The judgment in this matter, including interest and costs, was paid on March 20, 2015 within the amounts previously recorded by the company. The first trial in the MDL commenced in July 2013 and resulted in a judgment against the company of approximately $2 million, which was upheld by the Fourth Circuit on January 14, 2016. The company does not believe that any verdicts entered to date are representative of potential outcomes of all Women’s Health Product Claims. On January 16, 2014 and July 31, 2014, the WV District Court ordered that the company prepare 200 and then an additional 300 individual cases, respectively, for trial (the “2014

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WHP Pre-Trial Orders”). The 2014 WHP Pre-Trial Orders resulted in significant additional litigation-related defense costs beginning in the second quarter of 2014 and continuing through the second quarter of 2015. In February 2015, the WV District Court appointed a Special Master to assist with settlement resolution. In June 2015, the WV District Court issued an order staying the requirement to prepare a significant portion of the cases covered by the 2014 WHP Pre-Trial Orders. Substantially all of the 500 individual cases that are the subject of the 2014 WHP Pre-Trial Orders have been part of agreements or agreements in principle to settle with various plaintiff law firms. In December 2016, the WV District Court lifted the stay of the 2014 WHP Pre-Trial Orders and remanded five of the unsettled cases to their courts of original jurisdiction for trial. In the first quarter of 2017, an additional 11 cases were remanded for trial for a total of 16 remanded cases. Five of those cases have been assigned trial dates between the third quarter of 2017 and the first quarter of 2018. In response to court orders on January 27, 2017 and March 3, 2017, the company is required to prepare an additional approximately 540 individual cases for trial (together with the 2014 WHP Pre-Trial Orders, the “WHP Pre-Trial Orders”). The WHP Pre-Trial Orders may result in material additional cost in future periods in defending Women’s Health Product Claims. The WV District Court may also order that the company prepare additional cases for trial, which could result in material additional costs in future periods.

As of March 31, 2017, the company reached agreements or agreements in principle with various plaintiffs’ law firms to settle their respective inventories of cases totaling approximately 11,005 Women’s Health Product Claims, including approximately: 560 during 2014, 6,215 during 2015, 4,155 during 2016 and approximately 75 during 2017. The company believes that these Women’s Health Product Claims are not the subject of Medtronic’s indemnification obligation. These settlement agreements and agreements in principle include unfiled and previously unknown claims held by various plaintiffs’ law firms, which have not been included in the approximate number of lawsuits set forth in the first paragraph of this section. Each agreement is subject to certain conditions, including requirements for participation in the proposed settlements by a certain minimum number of plaintiffs. The company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Women’s Health Product Claims, which may include additional inventory settlements. Notwithstanding these settlement efforts, the company anticipates additional trials over the next 12 months. In addition, one or more possible consolidated trials may occur in the future.

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

The approximate number of lawsuits set forth in the first paragraph of this section does not include approximately 590 generic complaints involving women’s health products where the company cannot, based on the allegations in the complaints, determine whether any of those cases involve the company’s women’s health products. In addition, the approximate number of lawsuits set forth in the first paragraph of this section does not include approximately 865 claims that have been threatened against the company but for which complaints have not yet been filed. In addition, the company has limited information regarding the nature and quantity of these and other unfiled or unknown claims. During the course of engaging in settlement discussions with plaintiffs’ law firms, the company has learned, and may in future periods learn, additional information regarding these and other unfiled or unknown claims, or other lawsuits, which could materially impact the company’s estimate of the number of claims or lawsuits against the company. While the company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Women’s Health Product Claims and intends to vigorously defend the Women’s Health Product Claims that do not settle, including through litigation, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

Filter Product Claims

As of March 31, 2017, product liability lawsuits involving individual claims by approximately 1,755 plaintiffs are currently pending against the company in various federal and state jurisdictions alleging personal injuries associated with the use of the company’s vena cava filter products (all lawsuits, collectively, the “Filter Product Claims”). In August 2015, the Judicial Panel for Multi-District Litigation (“JPML”) ordered the creation of a Multi-District Litigation for all federal Filter Product Claims (the “IVC Filter MDL”) in the District of Arizona. There are approximately 1,705 Filter Product Claims that have been, or shortly will be, transferred to the IVC Filter MDL, including one medical monitoring class action. The remaining approximately 45 Filter Product Claims are pending in various state courts. In March 2016, a putative Canadian class action was filed against the company in Quebec.

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

Other Legal Matters

Since early 2013, the company has received subpoenas or Civil Investigative Demands from a number of State Attorneys General seeking information related to the sales and marketing of certain of the company’s products that are the subject of the Hernia Product Claims and the Women’s Health Product Claims. The company is cooperating with these requests. Although the company has had discussions with the State Attorneys General with respect to overall potential resolution of this matter, there can be no assurance that a resolution will be reached or what the terms of any such resolution may be. In the first quarter of 2017, the company recorded a charge to other (income) expense, net, of $7.5 million ($7.5 million after tax). Since it is not feasible to predict the outcome of these proceedings, the company cannot give any assurances that the resolution of these proceedings will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

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

In June 2011, W. L. Gore & Associates, Inc. (“Gore”) filed suit in the U.S. District Court in Delaware alleging the company had infringed several of Gore’s patents. The trial began March 1, 2017, and was phased such that liability issues would be heard and decided by the jury first, with damages and willfulness to be heard immediately thereafter, if necessary. The liability phase was completed on March 8, 2017 with the jury finding the asserted Gore patent not valid and not infringed. Gore has the option to appeal and/or request a new trial or that the jury’s verdict be set aside. It is unclear what options Gore may choose or the outcome of the

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

matter. The company intends to vigorously defend the allegations asserted by Gore. The company cannot give any assurances that an adverse resolution of this matter will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

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

Accruals for product liability and other legal matters amounted to $1,150.6 million, of which $563.4 million was recorded to accrued expenses, and $1,201.5 million, of which $605.3 million was recorded to accrued expenses, at March 31, 2017 and December 31, 2016, respectively. The company has made total payments of $795.0 million to qualified settlement funds (“QSFs”), subject to certain settlement conditions, for certain product liability matters since 2011, of which $32.6 million were made to QSFs during the three months ended March 31, 2017. Payments to QSFs are recorded as a component of restricted cash. Total payments of $617.7 million from these QSFs have been made to qualified claimants, of which $55.0 million were made during the three months ended March 31, 2017. In addition, other payments of $78.1 million have been made to qualified claimants, of which $4.8 million were made during the three months ended March 31, 2017.

The company recorded expected recoveries related to product liability matters amounting to $261.6 million, of which $163.3 million was recorded to other current assets, and $267.3 million, of which $156.2 million was recorded to other current assets, at March 31, 2017 and December 31, 2016, respectively. A substantial amount of these expected recoveries at March 31, 2017 and December 31, 2016 relate to the company’s agreements with Medtronic related to certain Women’s Health Product Claims. The terms of the company’s agreement with Medtronic are substantially consistent with the assumptions underlying, and the manner in which, the company has recorded expected recoveries related to the indemnification obligation. The expected recoveries at March 31, 2017 and December 31, 2016 related to the indemnification obligation are not in dispute with respect to claims that Medtronic settles pursuant to the agreement. As described above, the agreement does not resolve the dispute between the company and Medtronic with respect to Women’s Health Product Claims that do not settle, if any, and the company also may, in its sole discretion, transfer responsibility for settlement of additional Women’s Health Product Claims to Medtronic on similar terms.

The company is unable to estimate the reasonably possible losses or range of losses, if any, arising from certain existing product liability matters and other legal matters. Under U.S. generally accepted accounting principles, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight”. With respect to putative class action lawsuits in the United States and certain of the Canadian lawsuits relating to product liability matters, the company is unable to estimate a range of reasonably possible losses for the following reasons: (i) all or certain of the proceedings are in early stages; (ii) the company has not received and reviewed complete information regarding all or certain of the plaintiffs and their medical conditions; and/or (iii) there are significant factual issues to be resolved. In addition, there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class. With respect to the investigative subpoena issued by the Department of Defense Inspector General and the Department of Health and Human Services, the company is unable to estimate a range of reasonably possible losses for the following reasons: (i) all or certain of the proceedings are in early stages; and/or (ii) there are significant factual and legal issues to be resolved.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Share-Based Compensation Plans

The company may grant a variety of share-based payments under the 2012 Long Term Incentive Plan of C. R. Bard, Inc., as amended and restated (the “LTIP”) and the 2005 Directors’ Stock Award Plan of C. R. Bard, Inc., as amended and restated (the “Directors’ Plan”) to certain directors, officers and employees. The total number of remaining shares at March 31, 2017 that may be issued under the LTIP was 2,899,995 and under the Directors’ Plan was 21,890. Awards under the LTIP may be in the form of stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, unrestricted stock and other stock-based awards. Awards under the Directors’ Plan may be in the form of stock awards, stock options or stock appreciation rights. The company also has two employee stock purchase programs.

For the quarters ended March 31, 2017 and 2016, amounts charged against income for share-based payment arrangements were $27.2 million and $26.2 million, respectively.

In the first quarter of each of 2017 and 2016, the company granted performance restricted stock units to certain officers. These units have requisite service periods of three years and have no dividend rights. The actual payout of these units varies based on the company’s performance over the three-year period based on pre-established targets over the period and a market condition modifier based on total shareholder return (“TSR”) compared to an industry peer group. The actual payout under these awards may exceed an officer’s target payout; however, compensation cost initially recognized assumes that the target payout level will be achieved and may be adjusted for subsequent changes in the expected outcome of the performance-related condition. The fair values of these units are based on the market price of the company’s stock on the date of the grant and use a Monte Carlo simulation model for the TSR component. The fair values of the TSR components of the 2017 and 2016 grants were estimated based on the following assumptions: risk-free interest rate of 1.37% and 0.83%, respectively; dividend yield of 0.47% and 0.52%, respectively; and expected life of 2.89 for both valuations.

As of March 31, 2017, there were $141.5 million of unrecognized compensation expenses related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately three years. The company has sufficient shares to satisfy expected share-based payment arrangements in 2017.

9. Pension Plans

The company has both tax-qualified and nonqualified, noncontributory defined benefit pension plans, that together cover certain domestic and foreign employees. These plans provide benefits based upon a participant’s compensation and years of service.

The components of net periodic pension cost are as follows:

	Three Months Ended March 31,
	2017	2016
(dollars in millions)
Service cost, net of employee contributions	$6.6	$7.3
Interest cost	4.8	4.7
Expected return on plan assets	(8.3)	(8.1)
Amortization	3.3	2.6

Net periodic pension cost	$6.4	$6.5

10. Shareholders’ Investment

The company repurchased approximately 1.0 million shares of common stock for $232.3 million in the three months ended March 31, 2017 under its previously announced share repurchase authorization.

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component are as follows:

	Derivative Instruments Designated as Cash Flow Hedges	Foreign Currency Translation Adjustments	Benefit Plans	Total
(dollars in millions)
Balance at December 31, 2015	$(8.7)	$(94.2)	$(105.1)	$(208.0)
Other comprehensive income (loss) before reclassifications	(15.9)	1.6	—	(14.3)
Tax (provision) benefit (a)	5.5	—	—	5.5

Other comprehensive income (loss) before reclassifications, net of taxes	(10.4)	1.6	—	(8.8)

Reclassifications	0.6 (b)	—	2.6 (c)	3.2
Tax provision (benefit)	0.6	—	(0.9)	(0.3)

Reclassifications, net of tax	1.2	—	1.7	2.9

Other comprehensive income (loss)	(9.2)	1.6	1.7	(5.9)

Balance at March 31, 2016	$(17.9)	$(92.6)	$(103.4)	$(213.9)

Balance at December 31, 2016	$(9.9)	$(116.0)	$(109.6)	$(235.5)
Other comprehensive income (loss) before reclassifications	1.4	4.6	—	6.0
Tax (provision) benefit (a)	1.6	—	—	1.6

Other comprehensive income (loss) before reclassifications, net of taxes	3.0	4.6	—	7.6

Reclassifications	4.3 (b)	—	3.3 (c)	7.6
Tax provision (benefit)	(0.7)	—	(1.1)	(1.8)

Reclassifications, net of tax	3.6	—	2.2	5.8

Other comprehensive income (loss)	6.6	4.6	2.2	13.4

Balance at March 31, 2017	$(3.3)	$(111.4)	$(107.4)	$(222.1)

(a)	Income taxes are not provided for foreign currency translation adjustment.
(b)	See Note 5 of the notes to condensed consolidated financial statements.
(c)	These components are included in the computation of net periodic pension cost. See Note 9 of the notes to condensed consolidated financial statements.

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

C. R. BARD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net sales based on the location of external customers by geographic region are:

	Three Months Ended March 31,
	2017	2016
(dollars in millions)
United States	$657.2	$625.4
Europe	103.2	104.3
Asia-Pacific(A)	126.3	97.9
Other(A)	52.1	45.9

	$938.8	$873.5

(A)	Beginning in the fourth quarter of 2016, net sales for Asia-Pacific are separately reported. Prior year amount have been reclassified to conform to current year presentation.

Total net sales by product group category are:

	Three Months Ended March 31,
	2017	2016
(dollars in millions)
Vascular	$256.6	$239.5
Urology	237.7	216.7
Oncology	255.5	241.9
Surgical Specialties	165.1	151.4
Other	23.9	24.0

	$938.8	$873.5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis provides a review of the results of operations, financial condition and the liquidity and capital resources of C. R. Bard, Inc. and its subsidiaries (the “company” or “Bard”). The following discussion should be read in conjunction with Bard’s 2016 Annual Report on Form 10-K, and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. Certain statements contained herein may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995; see “Risks and Uncertainties; Cautionary Statement Regarding Forward-Looking Information” below.

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

The company’s earnings are driven by its ability to continue to generate sales of its products and improve operating efficiency. Bard’s ability to increase sales over time depends upon its success in developing, acquiring and marketing differentiated products that meet the needs of clinicians and their patients. For the three months ended March 31, 2017, the company’s research and development (“R&D”) expense as a percentage of net sales was 7.5%. The company also makes selective acquisitions of businesses, products and technologies, generally focusing on small-to-medium sized transactions to provide ongoing growth opportunities. In addition, the company may from time-to-time consider acquisitions of larger, established companies. The company may also periodically divest lines of business in which it is not able to reasonably attain or maintain a leadership position in the market or for other strategic reasons.

Recent Developments

Becton Dickinson Transaction

On April 23, 2017, Bard entered into Agreement and Plan of Merger (the “Merger Agreement”) with Becton, Dickinson and Company (“BD”) and Lambda Corp., a wholly owned subsidiary of BD (“Merger Corp”), pursuant to which Bard will merge with Merger Corp and become a wholly owned subsidiary of BD (the “Merger”). Under the agreement, each outstanding share of common stock of Bard will be converted into the right to receive $222.93 in cash and 0.5077 of a share of common stock of BD, as may be adjusted pursuant to the terms of the Merger Agreement. Completion of the Merger is subject to customary closing conditions, including, among others, (1) the approval of the Merger Agreement by a majority of the votes cast by Bard’s shareholders at a special meeting held to vote on the Merger Agreement, among other items, (2) declaration of the effectiveness by the U.S. Securities and Exchange Commission (the “SEC”) of the Registration Statement on Form S-4 to be filed with the SEC by BD in connection with the shares of the stock of BD to be issued in the Merger, (3) approval for listing on the New York Stock Exchange of the stock of BD to be issued in the Merger, (4) obtaining antitrust approvals in the United States and certain other jurisdictions, (5) subject to certain exceptions, the accuracy of the representations and warranties of the other party and (6) material compliance by the other party with its obligations under the Merger Agreement. The transaction is expected to close in the fourth quarter of 2017. If the Merger Agreement is terminated, Bard may be required to pay BD an amount equal to fifty percent of BD’s out-of-pocket expenses incurred in connection with the Merger Agreement and the Merger and in certain other circumstances, Bard may be required to pay BD a termination fee of $750 million. The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement attached as Exhibit 2.1 to the Form 8-K filed on April 24, 2017.

Results of Operations

Net Sales

Bard’s consolidated net sales for the quarter ended March 31, 2017 increased 7% on a reported basis (8% on a constant currency basis) compared to the same period in the prior year. Net sales “on a constant currency basis” is a non-GAAP measure and should not be viewed as a replacement of GAAP results. See “Management’s Use of Non-GAAP Measures” below. Price changes had the effect of decreasing consolidated net sales for the quarter ended March 31, 2017 by approximately 30 basis points as compared to the same period in the prior year. Exchange rate fluctuations had the effect of decreasing consolidated net sales for the quarter ended March 31, 2017 by approximately one percentage point, as compared to the same period in the prior year. The primary exchange rate movements that impacted net sales were the movement of the British Pound, Chinese Renminbi and the Euro compared to the U.S. dollar. The impact of exchange rate fluctuations on net sales is not indicative of the impact on net earnings due to the offsetting impact of exchange rate movements on operating costs and expenses, costs incurred in other currencies and the company’s hedging activities.

Bard’s United States net sales of $657.2 million for the quarter ended March 31, 2017 increased 5% compared to $625.4 million in the prior year quarter. International net sales of $281.6 million for the quarter ended March 31, 2017 increased 14% on a reported basis (17% on a constant currency basis) compared to $248.1 million in the prior year quarter.

A summary of net sales by product group category is as follows:

Product Group Summary of Net Sales

	Three Months Ended March 31,
	2017	2016	Change	Constant Currency
(dollars in millions)
Vascular	$256.6	$239.5	7%	8%
Urology	237.7	216.7	10%	11%
Oncology	255.5	241.9	6%	6%
Surgical Specialties	165.1	151.4	9%	9%
Other	23.9	24.0	—	2%

Total net sales	$938.8	$873.5	7%	8%

Vascular Products - Bard markets a wide range of products for the peripheral vascular market, including endovascular products and vascular graft products. Also included within vascular products are royalty payments from W. L. Gore & Associates, Inc. (“Gore”), which will end in 2019. Consolidated net sales of vascular products for the quarter ended March 31, 2017 increased 7% on a reported basis (8% on a constant currency basis) compared to the prior year quarter. This increase was primarily due to growth in sales of endovascular products. United States net sales of vascular products for the quarter ended March 31, 2017 increased 5% compared to the prior year quarter. International net sales of vascular products for the quarter ended March 31, 2017 increased 11% on a reported basis (14% on a constant currency basis) compared to the prior year quarter.

Consolidated net sales of endovascular products for the quarter ended March 31, 2017 increased 8% on a reported basis (9% on a constant currency basis) compared to the prior year quarter. Net sales in this product line for the quarter ended March 31, 2017 were favorably impacted by growth in sales of percutaneous transluminal angioplasty (“PTA”) balloon catheters, including drug-coated PTA balloon catheters, stents and biopsy products.

Consolidated net sales of vascular graft products for the quarter ended March 31, 2017 decreased 4% on a reported basis (3% on a constant currency basis) compared to the prior year quarter.

Urology Products - Bard markets a wide range of products for the urology market, including basic urology drainage products, fecal and urinary continence products and urological specialty products. Bard also markets StatLock® catheter stabilization products, which are used to secure many types of catheters sold by Bard and other companies, as well as Targeted Temperature Management™ products, which are used for therapeutic hypothermia. Consolidated net sales of urology products for the quarter ended March 31, 2017 increased 10% on a reported basis (11% on a constant currency basis) compared to the prior year quarter. This increase includes 6 percentage points of growth on both a reported basis and constant currency basis from the impact of selling inventory acquired in the Medicon, Inc. (“Medicon”) acquisition during the quarter ended March 31, 2016, which was recorded as sales into the joint venture prior to the acquisition. Net sales for the quarter ended March 31, 2017 were also favorably impacted by growth in sales of basic drainage products, urological specialty products and StatLock® catheter stabilization products. These increases were partially offset by a decline in continence products. United States net sales of urology products for the quarter ended March 31, 2017 increased 6% compared to the prior year quarter. International net sales of urology products for the quarter ended March 31, 2017 increased 21% on a reported basis (26% on a constant currency basis) compared to the prior year quarter.

Consolidated net sales of basic drainage products for the quarter ended March 31, 2017 increased 16% on a reported basis (17% on a constant currency basis) compared to the prior year quarter. The increase for the quarter ended March 31, 2017 was primarily due to sales as a result of the Medicon acquisition.

Consolidated net sales of urological specialty products for the quarter ended March 31, 2017 increased 5% on a reported basis (6% on a constant currency basis) compared to the prior year quarter.

Consolidated net sales of continence products for the quarter ended March 31, 2017 decreased 6% on a reported basis (3% on a constant currency basis) compared to the prior year quarter. This decrease was primarily due to a decline in sales of surgical continence products, a trend that is expected to continue.

Consolidated net sales of the StatLock® catheter stabilization product line for the quarter ended March 31, 2017 increased 5% on both a reported basis and constant currency basis compared to the prior year quarter.

Oncology Products - Bard’s oncology business includes specialty vascular access products and enteral feeding devices. Specialty vascular access products include peripherally inserted central catheters (“PICCs”) used for intermediate to long-term central venous access, specialty access ports and accessories (“Ports”) used most commonly for chemotherapy, dialysis access catheters and vascular access ultrasound devices, which help facilitate the placement of PICCs. Consolidated net sales of oncology products for the quarter ended March 31, 2017 increased 6% on both a reported basis and constant currency basis compared to the prior year quarter. This increase was primarily due to growth in sales of PICCs. United States net sales of oncology products for the quarter ended March 31, 2017 increased 5% compared to the prior year quarter. International net sales of oncology products for the quarter ended March 31, 2017 increased 8% on a reported basis (10% on a constant currency basis) compared to the prior year quarter.

Consolidated net sales of PICCs for the quarter ended March 31, 2017 increased 8% on a reported basis (9% on a constant currency basis) compared to the prior year quarter.

Consolidated net sales of Ports for the quarter ended March 31, 2017 increased 3% on both a reported basis and constant currency basis compared to the prior year quarter.

Consolidated net sales of dialysis access catheters for the quarter ended March 31, 2017 increased 7% on both a reported basis and constant currency basis compared to the prior year quarter. Consolidated net sales of vascular access ultrasound devices for the quarter ended March 31, 2017 decreased 6% on both a reported basis and constant currency basis compared to the prior year quarter.

Surgical Specialty Products - Surgical specialty products include soft tissue repair products, performance irrigation devices and biosurgery products, including hemostats and sealants. Consolidated net sales of surgical specialty products for the quarter ended March 31, 2017 increased 9% on both a reported basis and constant currency basis compared to the prior year quarter. This increase was primarily due to growth in sales of synthetic hernia repair products and was partially offset by declines in sales of natural hernia repair products. United States net sales of surgical specialty products for the quarter ended March 31, 2017 increased 5% compared to the prior year quarter. International net sales of surgical specialty products for the quarter ended March 31, 2017 increased 22% on a reported basis (25% on a constant currency basis) compared to the prior year quarter. International net sales for the quarter ended March 31, 2017 reflected increases in biosurgery products and synthetic hernia repair products.

The soft tissue repair product line includes synthetic and natural tissue hernia repair implants, natural tissue breast reconstruction implants and hernia fixation products. Consolidated net sales of soft tissue repair products for the quarter ended March 31, 2017 increased 11% on both a reported basis and constant currency basis compared to the prior year quarter. Net sales in this product line were favorably impacted by growth in sales of synthetic hernia repair products and hernia fixation products and were partially offset by declines in sales of natural tissue hernia repair products, a trend that may continue.

Consolidated net sales of biosurgery products for the quarter ended March 31, 2017 increased 3% on both a reported basis and constant currency basis compared to the prior year quarter. Net sales in the product line were favorably impacted by growth in sales of hemostats. This increase was partially offset by a decline in surgical sealants due to a supply issue that is expected to be resolved in 2017.

Other Products - The other product group includes irrigation, wound drainage and certain original equipment manufacturers’ products.

Costs and Expenses

A summary of costs and expenses as a percentage of net sales is as follows:

	Three Months Ended March 31,
	2017	2016(A)
Cost of goods sold	37.7%	36.7%
Marketing, selling and administrative expense	30.4%	31.0%
Research and development expense	7.5%	7.8%
Interest expense	1.6%	1.3%
Other (income) expense, net	1.3%	6.9%

Total costs and expenses	78.5%	83.6%

(A)	Amounts do not add due to rounding.

Cost of goods sold - Cost of goods sold consists principally of the manufacturing and distribution costs of the company’s products. The category also includes royalties paid by the company, amortization of intangible assets and the impact of certain hedging activities. Cost of goods sold as a percentage of net sales for the quarter ended March 31, 2017 increased 100 basis points compared to the prior year quarter. The prior year quarter included the recognition of previously deferred profit on product shipments to the Medicon joint venture prior to its acquisition and the reversal of liabilities with respect to certain revenue-based and manufacturing-related milestones.

Marketing, selling and administrative expense - Marketing, selling and administrative expense consists principally of the costs associated with the company’s sales and administrative organizations. These costs as a percentage of net sales for the quarter ended March 31, 2017 decreased 60 basis points compared to the prior year quarter.

Research and development expense - Research and development expense consists principally of costs related to internal research and development activities, third-party research and development activities, and acquired in-process R&D (“IPR&D”) arising from the company’s business development activities. IPR&D costs may impact the comparability of the company’s results of operations between periods. Research and development expense for the quarter ended March 31, 2017 was $70.0 million, an increase of approximately 2% compared to the prior year quarter.

Interest expense - Interest expense was $15.1 million and $11.3 million for the quarters ended March 31, 2017 and 2016, respectively. The increase in interest expense for the quarter ended March 31, 2017 is primarily due to the May 2016 issuance of fixed-rate notes and the impact from the amortization of the related forward-starting interest rate swap.

Other (income) expense, net - The components of other (income) expense, net, are as follows:

	Three Months Ended March 31,
	2017	2016
(dollars in millions)
Interest income	$(0.7)	$(0.3)
Foreign exchange gains	(1.6)	(1.9)
Litigation charges	12.2	48.9
Restructuring and productivity initiative costs	2.7	9.8
Acquisition-related items	0.2	3.7
Other, net	(0.2)	(0.2)

Total other (income) expense, net	$12.6	$60.0

Litigation charges, net – For the quarter ended March 31, 2017, the amount reflects a charge for Civil Investigative Demands received from a number of State Attorneys General and litigation-related defense costs of $4.7 million in connection with the United States District Court for the Southern District of West Virginia’s pre-trial order to prepare 540 individual cases for trial. For the quarter ended March 31, 2016, the amount reflects the estimated costs for product liability matters. See Note 7 of the notes to condensed consolidated financial statements.

Restructuring and productivity initiative costs – For the quarters ended March 31, 2017 and 2016, the amounts primarily reflect costs incurred in connection with productivity initiatives to optimize and streamline certain manufacturing and administrative functions to better align resources to the company’s business strategies. Key activities under these initiatives may include systems enhancements, the implementation of shared services centers designed to standardize and centralize processes or the outsourcing of certain services. Productivity initiative costs include consulting costs, primarily related to program creation and management, employee separation costs under the company’s existing severance program, and other related costs.

Acquisition-related items – For the quarter ended March 31, 2017, the amount primarily consists of purchase accounting adjustments. For the quarter ended March 31, 2016, the amount primarily consists of acquisition-related integration costs.

Income Tax Provision

The effective tax rate for the quarter ended March 31, 2017 was 11.6%. As discussed in Note 1 of the notes to condensed consolidated financial statements, the company adopted an accounting standard update that resulted in the recognition of excess tax benefits to the income tax provision upon settlement of share-based compensation awards. As a result, the effective tax rate for the quarter ended March 31, 2017 reflected a benefit of $27.0 million partially offset by the discrete tax effects of litigation charges.

The effective tax rate for the quarter ended March 31, 2016 was 18.7% which reflected the discrete tax effects of litigation charges related to product liability claims, which were incurred in a high tax jurisdiction. See Note 7 of the notes to condensed consolidated financial statements.

Net Income and Earnings Per Share Available to Common Shareholders

The company reported net income and diluted earnings per share available to common shareholders for the quarter ended March 31, 2017 of $178.1 million and $2.37, respectively. Net income and diluted earnings per share available to common shareholders for the prior year quarter were $116.2 million and $1.54, respectively. The current year quarter reflects amortization of intangible assets of $21.2 million, or $0.28 per diluted share, litigation charges of $12.1 million, or $0.16 per diluted share, charges from acquisition-related items (primarily consisting of transaction costs and integration costs) of $2.6 million, or $0.03 per diluted share, and restructuring and productivity initiative costs of $1.4 million, or $0.02 per diluted share. The prior year quarter reflects litigation charges of $30.8 million, or $0.41 per diluted share, amortization of intangible assets of $21.4 million, or $0.28 per diluted share, restructuring and productivity initiative costs of $6.6 million, or $0.09 per diluted share, and net charges from acquisition-related items (primarily consisting of integration costs and purchase accounting adjustments) of $2.0 million, or $0.03 per diluted share.

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

	2017	2016
(dollars in millions)
Working capital	$741.1	$681.3

Current ratio	1.48/1	1.49/1

Cash and cash equivalents held by the company’s foreign subsidiaries were $888.0 million and $806.0 million at March 31, 2017 and December 31, 2016, respectively. It is the company’s intention to permanently reinvest the majority of these funds outside the United States to finance foreign operations, and the company’s plans do not demonstrate a need to repatriate these funds. If these funds are needed for U.S. operations for currently unforeseen circumstances or can no longer be permanently reinvested outside the United States, the company would be required to accrue and pay U.S. taxes on the earnings associated with these funds. In the United States, ongoing operating cash flows and available borrowings under the company’s committed syndicated bank credit facility provide it with sufficient liquidity.

For the three months ended March 31, 2017 and 2016, net cash provided by operating activities was $140.6 million and $67.2 million, respectively. The increase in net cash provided by operating activities is primarily due to a settlement payment pursuant to an agreement with Medtronic plc in the prior year period (see Note 7 of the notes to condensed consolidated financial statements). This increase was partially offset by higher payments to claimants for certain product liability matters in the current year period.

For the three months ended March 31, 2017 and 2016, net cash used by investing activities was $28.3 million and $223.5 million, respectively. Capital expenditures were approximately $22.7 million and $20.5 million for the three months ended March 31, 2017 and 2016, respectively. The company spent $5.6 million and $203.0 million for the acquisition of businesses, products and technology to augment existing product lines for the three months ended March 31, 2017 and 2016, respectively.

For the three months ended March 31, 2017, net cash used for financing activities was $150.8 million compared to the $102.6 million provided by financing activities for the three months ended March 31, 2016. Total debt was $1.8 billion (including current maturities of $499.3 million) and $1.6 billion at March 31, 2017 and December 31, 2016, respectively. Total debt to total capitalization was 51.2% and 49.5% at March 31, 2017 and December 31, 2016, respectively. The three months ended March 31, 2016 reflects the redemption of $250 million of fixed-rate debt. Net cash used in financing activities also reflects $232.3 million used to repurchase 1,000,000 shares of common stock in the three months ended March 31, 2017 compared to $167.4 million to repurchase 897,004 shares of common stock in the prior year period. The company paid cash dividends of $0.26 per share and $0.24 per share for the three months ended March 31, 2017 and 2016, respectively.

The company maintains a $1.0 billion five-year committed syndicated bank credit facility that expires in November 2021. The credit facility supports the company’s commercial paper program and can be used for general corporate purposes. The facility includes pricing based on the company’s long-term credit ratings and includes a financial covenant that limits the amount of total debt to total capitalization. At March 31, 2017, the company was in compliance with this covenant. The company had commercial paper borrowings outstanding of $110.0 million at March 31, 2017. There were no commercial paper borrowings outstanding at December 31, 2016.

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

Certain Regulatory Matters

In the second quarter of 2016, the United States Food and Drug Administration (“FDA”) conducted an inspection at another of the company’s facilities after which the FDA issued a Form-483 to the company in connection with this inspection. The company responded to the FDA, is in the process of addressing the observations in the Form-483, and intends to fully implement corrective and preventive actions to address the FDA’s concerns. However, the company cannot give any assurances that the FDA will be satisfied with its response to the Form-483 or to the expected date of resolution of matters included in the Form-483. Although the company cannot give any assurances that the resolution of this matter will not have a material adverse effect on the company’s business, results of operations, financial conditions and/or liquidity, the company does not at this time believe this will have a material impact on its financial statements.

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

Critical Accounting Policies

The preparation of financial statements requires the company’s management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in Bard’s 2016 Annual Report on Form 10-K. There have been no significant changes to the company’s critical accounting policies since December 31, 2016.

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

In addition, there are substantial risks inherent in the medical device business. The company’s business involves the design, development, manufacture, packaging, distribution and sale of life-sustaining medical devices. These devices are often used on, or permanently or temporarily implanted in, patients in clinically demanding circumstances, such as operating rooms, emergency units, intensive care and critical care settings, among others. These circumstances, among other factors, can cause the products to become associated with adverse clinical events, including patient mortality and injury, and could lead to product liability claims (including lawsuits seeking class action status or seeking to establish multi-district litigation proceedings) and other litigation, product withdrawals, warning letters, recalls, field corrections or regulatory investigations or enforcement actions relating to one or more of the company’s products, any of which could have a material adverse effect on our business, results of operations, financial condition and/or liquidity. For further discussion of risks applicable to our business, see “Risk Factors” in Bard’s 2016 Annual Report on Form 10-K.

Because actual results are affected by these and other risks and uncertainties, the company cautions investors that actual results may differ materially from those expressed or implied. It is not possible to predict or identify all risks and uncertainties, but the most significant factors, in addition to those addressed above and those described under Item 1A. “Risk Factors” in Bard’s 2016 Annual Report on Form 10-K, that could adversely affect our business or cause the actual results to differ materially from those expressed or implied include, but are not limited to:

Effective management of and reaction to risks involved in our business, including:

•	the ability to achieve manufacturing or administrative efficiencies, including gross margin benefits from our manufacturing processes and supply chain programs or in connection with the integration of acquired businesses;

•	the effects of negative publicity and/or adverse media coverage concerning our products, competitors’ products, the geographic or product markets in which we compete or our industry in general, which could result in product withdrawals, decreased product demand or adverse reputational effects and which could reduce market or governmental acceptance of our products;

•	the ability to identify appropriate companies, businesses and technologies as potential acquisition candidates, to consummate and successfully integrate such transactions or to obtain agreements for such transactions on favorable terms;

•	the reduction in the number of procedures using our devices caused by customers’ cost-containment pressures or preferences for alternate therapies;

•	the ability to implement, and realize the benefits of, our prior and planned investments in our business, including research and development expenditures focused on new market categories, and our plan to grow in emerging and/or faster-growing markets outside the United States and acquire growth platforms designed to change the mix of our portfolio towards faster, sustainable long-term growth;

•	the uncertainty of whether research and development expenditures and sales force expansion will result in increased sales;

•	the ability to reduce exposure and uncertainty related to tax audits, appeals and litigation;

•	the risk that the company may not successfully implement its expansion of its Enterprise Resource Planning (“ERP”) information system and other productivity initiatives, including ongoing efforts to outsource certain information technology system functions and services;

•	internal factors, such as retention of key employees, including sales force employees;

•	the ability to achieve earnings forecasts, which are generated based, among other things, on projected volumes and sales of many product types, some of which are more profitable than others, and projected royalty revenue from Gore;

•	changes in factors and assumptions or actual results that differ from our assumptions on stock valuation and employee stock option exercise patterns, which could cause compensation and tax expense recorded in future periods to differ significantly from the compensation expense recorded in the current period;

•	changes in factors and assumptions could cause pension cost recorded in future periods to differ from the pension cost recorded in the current period;

•	the effect of market fluctuations on the value of assets in the company’s pension plans and the possibility that the company may need to make additional contributions to the plans as a result of any decline in the fair value of such assets;

•	damage to a facility where our products are manufactured or from which they are distributed, which could render the company unable to manufacture or distribute one or more products and may require the company to reduce the output of products at the damaged facility thereby making it difficult to meet product shipping targets;

•	the potential impairment of goodwill and intangible assets of the company resulting from insufficient cash flow generated from such assets specifically, or our business more broadly, so as to not allow the company to justify the carrying value of the assets;

•	the ability to obtain appropriate levels of insurance on reasonable terms, or at all;

•	the ability to recover for claims made to our insurance companies or under indemnification obligations to the company and that any amounts recovered under these arrangements may not be adequate to cover the company’s damages and/or costs; and

•	the ability to realize the anticipated benefits of our restructuring activities and productivity initiatives to improve the company’s overall cost structure and improve efficiency.

Competitive factors, including:

•	the trend of consolidation in the medical device industry as well as among our customers, resulting in potentially greater pricing pressures, competition and more significant and complex contracts than in the past, both in the United States and abroad;

•	development of new products or technologies by competitors having superior performance or economic benefit compared to our current products or products under development which could negatively impact sales of our products or render one or more of our products obsolete;

•	technological advances, patents and registrations obtained by competitors that would have the effect of excluding the company from new market segments or preventing the company from selling a product or including key features in the company’s products;

•	attempts by competitors to gain market share through aggressive marketing programs; and

•	reprocessing by third-party reprocessors of our products designed and labeled for single use.

Difficulties and delays inherent in the development, manufacturing, marketing and sale of medical products, including:

•	the ability to complete planned and/or ongoing clinical trials successfully, to develop and obtain regulatory approval for products on a timely basis and to launch products on a timely basis within cost estimates;

•	lengthy and costly regulatory approval processes, which may result in lost market opportunities and/or delayed product launches;

•	delays or denials of, or grants of low or reduced levels of reimbursement for, procedures using newly developed products;

•	the suspension or revocation of authority to manufacture, market or distribute existing products;

•	the imposition of additional or different regulatory requirements, such as those affecting manufacturing and labeling;

•	performance, efficacy, quality or safety concerns for existing products, whether scientifically justified or not, that may lead to product discontinuations, product withdrawals, recalls, field corrections, regulatory investigations or enforcement actions, litigation or declining sales, including adverse events and/or concerns relating to the company’s vena cava filters, pelvic floor repair products and hernia repair products;

•	FDA inspections resulting in Form-483 notices and/or warning letters identifying deficiencies in the company’s manufacturing practices and/or quality systems; warning letters identifying violations of FDA regulations that could result in product holds, recalls, restrictions on future clearances by the FDA and/or civil penalties; uncertainty regarding the expected date of resolution of any of these matters;

•	the failure to obtain, limitations on the use of, or the loss of, patent and other intellectual property rights, and the failure of efforts to protect our intellectual property rights against infringement and legal challenges that can increase our costs;

•	difficulties obtaining necessary components or raw materials used in the company’s products and/or price increases from the company’s suppliers of critical components or raw materials, including oil-based resins, or other interruptions of the supply chain; and

•	customers that may limit the number of manufacturers or vendors from which they will purchase products, which can result in the company’s inability to sell products to or contract with large hospital systems, integrated delivery networks or group purchasing organizations.

Governmental action, including:

•	the impact of continued healthcare cost containment;

•	new laws and judicial decisions related to healthcare availability, healthcare reform, payment for healthcare products and services or the marketing and distribution of products, including legislative or administrative reforms to the United States Medicare and Medicaid systems or other United States or international reimbursement systems in a manner that would significantly reduce or eliminate reimbursements for procedures that use the company’s products;

•	changes in the FDA and/or foreign regulatory approval processes that may delay or prevent the approval of new products and result in lost market opportunity;

•	the impact of compliance, investigation and enforcement activities affecting the healthcare industry in general or the company in particular (including sales and marketing practices);

•	changes in tax laws and long-standing tax principles affecting our business, such as the potential for comprehensive tax reform in the United States, the potential for the imposition of taxes, or increased tariffs, on goods produced outside of the United States and imported to the United States, and the impact within multiple jurisdictions resulting from the adoption of Organisation for Economic Co-operation and Development (OECD) policies through its base erosion and profit shifting project;

•	changes in environmental laws or standards affecting our business including, among others, compliance with new labeling standards related to ozone-depleting substances;

•	changes in laws that could require facility upgrades or process changes and could affect production rates and output; and

•	compliance costs and potential penalties and remediation obligations in connection with environmental laws, including regulations regarding air emissions, waste water discharges and solid waste.

Legal disputes, including:

•	disputes over legal proceedings, the outcome and the timing of final resolution of the suit filed by Gore against the company;

•	product liability claims, which may involve lawsuits seeking class action status or seeking to establish multi-district litigation proceedings, including the Hernia Product Claims, the Women’s Health Product Claims and the Filter Product Claims;

•	claims asserting securities law violations;

•	claims asserting, and/or subpoenas seeking information regarding, violations of law in connection with federal and/or state healthcare programs such as Medicare or Medicaid;

•	derivative shareholder actions;

•	claims and subpoenas asserting antitrust violations;

•	environmental claims, including risks relating to accidental contamination or injury from the use of hazardous materials in the company’s manufacturing, sterilization and research activities and the potential for the company to be held liable for any resulting damages; and

•	commercial disputes, including disputes over distribution agreements, license agreements, manufacturing/supply agreements, development/research agreements (including indemnification provisions), acquisition or sale agreements, and insurance policies.

General economic conditions, including:

•	international and domestic business conditions;

•	political or economic instability in foreign countries;

•	interest rates;

•	foreign currency exchange rates;

•	changes in the rate of inflation;

•	instability of global financial markets and economies such as have impacted Greece, Italy, Spain, Portugal, Puerto Rico and certain other countries or places where we operate or do business; and

•	The negotiated terms of the United Kingdom’s departure from the European Union.

Other factors beyond our control, including catastrophes, both natural and man-made, earthquakes, floods, fires, explosions, strikes, work stoppages or slowdowns, cyberattacks, acts of terrorism or war.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The quantitative and qualitative disclosures about market risk are discussed in “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Bard’s 2016 Annual Report on Form 10-K. There have been no material changes in the information reported since the year ended December 31, 2016.

Item 4. Controls and Procedures

The company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. Any controls and procedures, no matter how well defined and operated, can provide only reasonable assurance of achieving the desired control objectives.

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of March 31, 2017. Based upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to accomplish their objectives at the reasonable assurance level. There have been no changes in the company’s internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Product Liability Matters

Hernia Product Claims

As of March 31, 2017, approximately 25 federal and 80 state lawsuits involving individual claims by approximately 105 plaintiffs, as well as one putative class action in the United States, are currently pending against the company with respect to its Composix® Kugel® and certain other hernia repair implant products (collectively, the “Hernia Product Claims”). The company voluntarily recalled certain sizes and lots of the Composix® Kugel® products beginning in December 2005. In June 2007, the Composix® Kugel® lawsuits and, subsequently, other hernia repair product lawsuits, pending in federal courts nationwide were transferred into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings in the United States District Court for the District of Rhode Island. The MDL stopped accepting new cases in the second quarter of 2014 and was terminated in November 2016, at which time the remaining federal lawsuits were remanded to their courts of original jurisdiction for trial. As of March 31, 2017, all but one of the putative class actions pending against the company was dismissed. The remaining putative class action pending against the company has not been certified and seeks: (i) medical monitoring; (ii) compensatory damages; (iii) punitive damages; (iv) a judicial finding of defect and causation; and/or (v) attorneys’ fees. In April 2014, a settlement was reached with respect to the three putative Canadian class actions within amounts previously recorded by the company. Approximately 70 of the state lawsuits, involving individual claims by approximately 70 plaintiffs, are pending in the Superior Court of the State of Rhode Island, with the remainder in various other jurisdictions. The Hernia Product Claims also generally seek damages for personal injury resulting from use of the products.

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

Women’s Health Product Claims

As of March 31, 2017, product liability lawsuits involving individual claims by approximately 5,305 plaintiffs are currently pending against the company in various federal and state jurisdictions alleging personal injuries associated with the use of certain of the company’s surgical continence products for women, which includes products manufactured by both the company and two subsidiaries of Medtronic plc (as successor in interest to Covidien plc) (“Medtronic”), each a supplier of the company. Medtronic has an obligation to defend and indemnify the company with respect to any product defect liability for products its subsidiaries had manufactured. As described below, in July 2015 the company reached an agreement with Medtronic regarding certain aspects of Medtronic’s indemnification obligation. In addition, five putative class actions in the United States and five putative class actions in Canada have been filed against the company, and a limited number of other claims have been filed or asserted in various non-U.S. jurisdictions. The foregoing lawsuits, unfiled or unknown claims, putative class actions and other claims, together with claims that have settled or are the subject of agreements or agreements in principle to settle, are referred to collectively as the “Women’s Health Product Claims”. The Women’s Health Product Claims generally seek damages for personal injury resulting from use of the products. The putative class actions, none of which has been certified, seek: (i) medical monitoring; (ii) compensatory damages; (iii) punitive damages; (iv) a judicial finding of defect and causation; and/or (v) attorneys’ fees. In April 2015, the Ontario Superior Court of Justice dismissed the plaintiffs’ motion for class certification in one Canadian putative class action. In March 2016, the company reached an agreement in principle to resolve all Canadian putative class actions, with the exception of a Quebec class action, within amounts previously recorded by the company, which settlement was finalized in September 2016. In January 2017, the court approved the discontinuance of the proposed Quebec class action.

In October 2010, the Women’s Health Product Claims involving solely Avaulta® products pending in federal courts nationwide were transferred into an MDL in the United States District Court for the Southern District of West Virginia (the “WV District Court”), the scope of which was later expanded to include lawsuits involving all women’s surgical continence products that are manufactured or distributed by the company. The first trial in a state court was completed in California in July 2012 and resulted in a judgment against the company of approximately $3.6 million. On appeal the decision was affirmed by the appellate court in November 2014. The company filed a petition for review to the California Supreme Court on December 24, 2014, which was denied on February 18, 2015. The judgment in this matter, including interest and costs, was paid on March 20, 2015 within the amounts previously recorded by the company. The first trial in the MDL commenced in July 2013 and resulted in a judgment against the company of approximately $2 million, which was upheld by the Fourth Circuit on January 14, 2016. The company does not believe that any verdicts entered to date are representative of potential outcomes of all Women’s Health Product Claims. On January 16, 2014 and July 31, 2014, the WV District Court ordered that the company prepare 200 and then an additional 300 individual cases, respectively, for trial (the “2014 WHP Pre-Trial Orders”). The 2014 WHP Pre-Trial Orders resulted in significant additional litigation-related defense costs beginning in the second quarter of 2014 and continuing through the second quarter of 2015. In February 2015, the WV District Court appointed a Special Master to assist with settlement resolution. In June 2015, the WV District Court issued an order staying the requirement to prepare a significant portion of the cases covered by the 2014 WHP Pre-Trial Orders. Substantially all of the 500 individual cases that are the subject of the 2014 WHP Pre-Trial Orders have been part of agreements or agreements in principle to settle with various plaintiff law firms. In December 2016, the WV District Court lifted the stay of the 2014 WHP Pre-Trial Orders and remanded five of the unsettled cases to their courts of original jurisdiction for trial. In the first quarter of 2017, an additional 11 cases were remanded for trial for a total of 16 remanded cases. Five of those cases have been assigned trial dates between the third quarter of 2017 and the first quarter of 2018. In response to court orders on January 27, 2017 and March 3, 2017, the company is required to prepare an additional approximately 540 individual cases for trial (together with the 2014 WHP Pre-Trial Orders, the “WHP Pre-Trial Orders”). The WHP Pre-Trial Orders may result in material additional cost in future periods in defending Women’s Health Product Claims. The WV District Court may also order that the company prepare additional cases for trial, which could result in material additional costs in future periods.

As of March 31, 2017, the company reached agreements or agreements in principle with various plaintiffs’ law firms to settle their respective inventories of cases totaling approximately 11,005 Women’s Health Product Claims, including approximately: 560 during 2014, 6,215 during 2015, 4,155 during 2016 and approximately 75 during 2017. The company believes that these Women’s Health Product Claims are not the subject of Medtronic’s indemnification obligation. These settlement agreements and agreements in principle include unfiled and previously unknown claims held by various plaintiffs’ law firms, which have not been included in the approximate number of lawsuits set forth in the first paragraph of this section. Each agreement is subject to certain conditions, including requirements for participation in the proposed settlements by a certain minimum number of plaintiffs. The company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Women’s Health Product Claims, which may include additional inventory settlements. Notwithstanding these settlement efforts, the company anticipates additional trials over the next 12 months. In addition, one or more possible consolidated trials may occur in the future.

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

The approximate number of lawsuits set forth in the first paragraph of this section does not include approximately 590 generic complaints involving women’s health products where the company cannot, based on the allegations in the complaints, determine whether any of those cases involve the company’s women’s health products. In addition, the approximate number of lawsuits set forth in the first paragraph of this section does not include approximately 865 claims that have been threatened against the company but for which complaints have not yet been filed. In addition, the company has limited information regarding the nature and quantity of these and other unfiled or unknown claims. During the course of engaging in settlement discussions with plaintiffs’ law firms, the company has learned, and may in future periods learn, additional information regarding these and other unfiled or unknown claims, or other lawsuits, which could materially impact the company’s estimate of the number of claims or lawsuits against the company. While the company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Women’s Health Product Claims and intends to vigorously defend the Women’s Health Product Claims that do not settle, including through litigation, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

Filter Product Claims

As of March 31, 2017, product liability lawsuits involving individual claims by approximately 1,755 plaintiffs are currently pending against the company in various federal and state jurisdictions alleging personal injuries associated with the use of the company’s vena cava filter products (all lawsuits, collectively, the “Filter Product Claims”). In August 2015, the Judicial Panel for Multi-District Litigation (“JPML”) ordered the creation of a Multi-District Litigation for all federal Filter Product Claims (the “IVC Filter MDL”) in the District of Arizona. There are approximately 1,705 Filter Product Claims that have been, or shortly will be, transferred to the IVC Filter MDL, including one medical monitoring class action. The remaining approximately 45 Filter Product Claims are pending in various state courts. In March 2016, a putative Canadian class action was filed against the company in Quebec. In April 2016 and May 2016, putative Canadian class actions were filed in Ontario and British Columbia, respectively. In November 2016, a putative Canadian class action was filed in Saskatchewan. The approximate number of lawsuits set forth above does not include approximately 25 claims that have been threatened against the company but for which complaints have not yet been filed. In addition, the company has limited information regarding the nature and quantity of these and other unfiled or unknown claims. The company continues to receive claims and lawsuits and may in future periods learn additional information regarding other unfiled or unknown claims, or other lawsuits, which could materially impact the company’s estimate of the number of claims or lawsuits against the company. The company expects that trials of Filter Product Claims may take place over the next 12 months. While the company intends to vigorously defend Filter Product Claims that do not settle, including through litigation, it cannot give any assurances that the resolution of these claims will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

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

Other Legal Matters

Since early 2013, the company has received subpoenas or Civil Investigative Demands from a number of State Attorneys General seeking information related to the sales and marketing of certain of the company’s products that are the subject of the Hernia Product Claims and the Women’s Health Product Claims. The company is cooperating with these requests. Although the company has had discussions with the State Attorneys General with respect to overall potential resolution of this matter, there can be no assurance that a resolution will be reached or what the terms of any such resolution may be. In the first quarter of 2017, the company recorded a charge to other (income) expense, net, of $7.5 million ($7.5 million after tax). Since it is not feasible to predict the outcome of these proceedings, the company cannot give any assurances that the resolution of these proceedings will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

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

In June 2011, W. L. Gore & Associates, Inc. (“Gore”) filed suit in the U.S. District Court in Delaware alleging the company had infringed several of Gore’s patents. The trial began March 1, 2017, and was phased such that liability issues would be heard and decided by the jury first, with damages and willfulness to be heard immediately thereafter, if necessary. The liability phase was completed on March 8, 2017 with the jury finding the asserted Gore patent not valid and not infringed. Gore has the option to appeal and/or request a new trial or that the jury’s verdict be set aside. It is unclear what options Gore may choose or the outcome of the matter. The company intends to vigorously defend the allegations asserted by Gore. The company cannot give any assurances that an adverse resolution of this matter will not have a material adverse effect on the company’s business, results of operations, financial condition and/or liquidity.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A. in Bard’s 2016 Annual Report on Form 10-K other than the following additional risk factors:

There are risks and uncertainties associated with our merger with Becton, Dickinson and Company.

On April 23, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Becton, Dickinson and Company (“BD”) and Lambda Corp, a wholly owned subsidiary of BD (“Merger Corp”), pursuant to which we will merge with Merger Corp and become a wholly owned subsidiary of BD (the “Merger”). Completion of the Merger is subject to customary closing conditions, including, among others, (1) the approval of the Merger Agreement by a majority of the votes cast by our shareholders at a special meeting held to vote on the Merger Agreement, among other items, (2) declaration of the effectiveness by the SEC of the Registration Statement on Form S-4 to be filed with the SEC by BD in connection with the shares of the stock of BD to be issued in the Merger, (3) approval for listing on the New York Stock Exchange of the stock of BD to be issued in the Merger, (4) obtaining antitrust approvals in the United States and certain other jurisdictions, (5) subject to certain exceptions, the accuracy of the representations and warranties of the other party and (6) material compliance by the other party with its obligations under the Merger Agreement. There is no assurance that the conditions to the Merger will be satisfied in a timely manner or at all. There are numerous risks related to the Merger, including the following:

•	Various conditions to the closing of the Merger may not be satisfied or waived;

•	Lawsuits may be filed against us challenging the Merger, and an adverse ruling may delay the Merger or prevent it from being completed;

•	Required regulatory approvals from governmental entities may delay the Merger;

•	Our ability to attract, recruit, retain and motivate current and prospective employees may be adversely affected;

•	The attention of our employees and management may be diverted due to activities related to the Merger;

•	Disruptions from the Merger, whether or not it is completed, may harm our relationships with our employees, customers, distributors, suppliers or other business partners, and may result in a loss of or a substantial decrease in purchases by our customers; and

•	The Merger Agreement restricts us from engaging in certain actions without BD’s approval, which could prevent us from pursuing certain business opportunities outside the ordinary course of business that arise prior to the closing of the Merger.

In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger, and these fees and costs are payable by us regardless of whether the Merger is consummated.

Failure to complete the proposed merger could adversely affect our business and the market price of our common stock.

There is no assurance that the closing of the Merger will occur, and we cannot predict with certainty whether and when the conditions to closing (described above) will be satisfied. In addition, the Merger Agreement may be terminated under certain specified circumstances. If the Merger Agreement is terminated, we may be required to pay BD an amount equal to fifty percent of BD’s out-of-pocket expenses incurred in connection with the Merger Agreement and the Merger and in certain other circumstances, we may be required to pay BD a termination fee of $750 million. If the Merger is not consummated, our stock price will likely decline as it has recently traded based on the proposed per share price for the Merger. We will have incurred significant costs, including, among other things, the diversion of management resources, for which we will have received little or no benefit if the closing of the Merger does not occur. A failed transaction may result in negative publicity and a negative impression of us in the investment community. The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations and the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the shares of the company’s common stock repurchased during the quarter ended March 31, 2017:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs(2)
January 1 – January 31, 2017	1,000,868	$232.36	1,000,000	$257,148,419
February 1 – February 28, 2017	165,865	239.45	—	257,148,419
March 1 – March 31, 2017	2,517	247.63	—	257,148,419

Total	1,169,250	$233.40	1,000,000	$257,148,419

(1)	Includes 169,250 shares that the company repurchased during the three month period ended March 31, 2017 that were not part of the publicly announced share repurchase authorization. These shares were purchased from employees to satisfy tax withholding requirements on the vesting of restricted shares/units from equity-based awards.
(2)	On June 8, 2016, the company announced that its Board of Directors had authorized the repurchase of up to an additional $500 million of common stock.

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

Item 6. Exhibits

Number	Description

10.44*	Stock Equivalent Plan for Outside Directors of C. R. Bard, Inc. (as Amended and Restated), effective January 1, 2017**

10.45*	2005 Directors’ Stock Award Plan of C. R. Bard, Inc. (as Amended and Restated), effective December 11, 2013**

12.1	Computation of Ratio of Earnings to Fixed Charges**

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer**

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer**

32.1	Section 1350 Certification of Chief Executive Officer (furnished herewith)

32.2	Section 1350 Certification of Chief Financial Officer (furnished herewith)

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Each of these exhibits constitutes a management contract or a compensatory plan or arrangement.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C. R. BARD, INC.
(Registrant)

Date: April 27, 2017

/s/ CHRISTOPHER S. HOLLAND
Christopher S. Holland Senior Vice President and Chief Financial Officer

/s/ FRANK LUPISELLA JR.
Frank Lupisella Jr. Vice President and Controller

INDEX TO EXHIBITS

Number	Description

10.44	Stock Equivalent Plan for Outside Directors of C. R. Bard, Inc. (as Amended and Restated), effective January 1, 2017

10.45	2005 Directors’ Stock Award Plan of C. R. Bard, Inc. (as Amended and Restated), effective December 11, 2013

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer (furnished herewith)

32.2	Section 1350 Certification of Chief Financial Officer (furnished herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document